Form 10-K
period 2013-12-31
INDEPENDENT BANK CORP
filed 2014-02-28
CIK 776901

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes  ☒ No   ☐
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

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2013, was approximately $747,786,569.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. February 1, 2014 -  23,816,835

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
Portions of the Registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K. The 2014 definitive proxy statement will be filed within 120 days of December 31, 2013.

INDEPENDENT BANK CORP.
2013 ANNUAL REPORT ON FORM 10-K

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under the “Risk Factors” section of this Annual Report on Form 10-K include, but are not limited to:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;

•	adverse changes in the local real estate market;

•	a further deterioration of the credit rating for U.S. long-term sovereign debt;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax rates and any changes in and any failure by the Company to comply with tax laws generally and requirements of the federal New Markets Tax Credit program;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio;

•	unexpected increased competition in the Company’s market area;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	a deterioration in the conditions of the securities markets;

•	our inability to adapt to changes in information technology;

•	electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;

•	adverse changes in consumer spending and savings habits;

•	the effect of new laws and regulations regarding the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to the Company’s business;

•
changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters; and

•	other unexpected material adverse changes in our operations or earnings.

Except as required by law, the Company disclaims any intent or obligation to update publicly any such forward-looking statements, whether in response to new information, future events or otherwise. Any public statements or disclosures by the Company following this Annual Report on Form 10-K which modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

PART I.

ITEM 1. BUSINESS

General
Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. Rockland is a community-oriented commercial bank, and the community banking business is the Company’s only reportable operating segment. The community banking business is managed as a single strategic unit and derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings, and time deposits, and investment management. At December 31, 2013, the Company had total assets of $6.1 billion, total deposits of $5.0 billion, stockholders’ equity of $591.5 million, and 984 full-time equivalent employees.
On November 15, 2013, the Company completed the acquisition of Mayflower Bancorp, Inc. ("Mayflower"). The Mayflower acquisition added four full service branches and, at fair value, $126.6 million in loans and $218.9 million in deposits. Total consideration of $40.3 million was paid with stock and cash, with the Company issuing 818,650 shares of common stock and paying $10.9 million in cash, in the aggregate, to Mayflower shareholders. See Note 2 "Acquisition" to the Consolidated Financial Statements in Item 8 hereof for a further discussion of the acquisition.
As of December 31, 2013, the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and included in the Company’s consolidated financial statements:

•
Six Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., Taunton Avenue Securities Corp., Goddard Ave Securities Corp., Central Securities Corporation, and former Mayflower subsidiary MFLR Securities Corporation;

•
Rockland Trust Community Development Corporation, which has two wholly-owned subsidiaries, Rockland Trust Community Development LLC and Rockland Trust Community Development Corporation II, and which also serves as the manager of two Limited Liability Company subsidiaries wholly-owned by the Bank, Rockland Trust Community Development III LLC and Rockland Trust Community Development IV LLC, which are all qualified as community development entities under federal New Markets Tax Credit Program criteria;

•
Rockland MHEF Fund LLC, a Delaware limited liability company, was established as a wholly-owned subsidiary of Rockland Trust. Massachusetts Housing Equity Fund, Inc. is the third party nonmember manager of Rockland MHEF Fund LLC which was established in connection with a low-income housing tax credit investment;

•	Rockland Trust Phoenix LLC, formed for the purpose of holding, maintaining, and disposing of foreclosed properties;

•	Compass Exchange Advisors LLC, which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code;

•	Bright Rock Capital Management LLC, which was established to act as a registered investment advisor under the Investment Advisors Act of 1940; and,

•
Mayflower Plaza LLC, a former Mayflower subsidiary which owns a small retail plaza in Lakeville, Massachusetts where Mayflower Co-operative Bank d/b/a Mayflower Bank operated a branch prior to the acquisition.

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
Periodically, Compass Exchange Advisors LLC, a wholly-owned subsidiary of the Bank, acts as an Exchange Accommodation Titleholder (“EAT”) in connection with customers' like-kind exchanges under Section 1031 of the Internal Revenue Code. When Compass Exchange Advisors LLC provides EAT services, it establishes an EAT entity to hold title to property for its clients for up to 180 days in accordance with Internal Revenue Service guidelines. EAT entities are considered the property owner solely for federal income tax purposes, and in no other instances, in order to facilitate a client's like kind exchange. A typical EAT entity is a Massachusetts corporation whose directors are all Rockland Trust officers and which has Compass Exchange Advisors LLC as its sole shareholder. The EAT entity owns all of the membership interest in a LLC which holds title to the property and is managed by the client. All financial benefits and burdens of property ownership are borne by the client. EAT entities are therefore not consolidated onto Compass Exchange Advisors LLC's balance sheet in accordance with

Generally Accepted Accounting Principles ("GAAP").

Market Area and Competition
The Bank contends with considerable competition both in generating loans and attracting deposits. The Bank’s competition for generating loans is primarily from other commercial banks, savings banks, credit unions, mortgage banking companies, finance companies, and other institutional lenders. Competitive factors considered for loan generation include interest rates, terms offered, loan fees charged, loan products offered, services provided, and geographic locations.
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

Lending Activities
The Bank’s gross loan portfolio (loans before allowance for loan losses) amounted to $4.7 billion on December 31, 2013, or 77.4% of total assets. The Bank classifies loans as commercial, consumer real estate, or other consumer. Commercial loans consist of commercial and industrial loans, asset-based loans, commercial real estate, commercial construction, and small business loans. Commercial and industrial loans generally consist of loans with credit needs in excess of $250,000 and revenue in excess of $2.5 million, for working capital and other business-related purposes and floor plan financing. Asset-based loans consist primarily of revolving lines of credit but also include term loans. Asset-based revolving lines of credit are typically structured as committed lines with terms of three to five years, have variable rates of interest, and are collateralized by accounts receivable and inventory. Asset based term loans are typically secured by owner occupied commercial real estate and machinery and equipment. Commercial real estate loans are comprised of commercial mortgages, including mortgages for construction purposes that are secured by nonresidential properties, multifamily properties, or one-to-four family rental properties. Small business loans, including real estate loans, generally consist of loans to businesses with commercial credit needs of less than or equal to $250,000 and revenues of less than $2.5 million. Consumer real estate consists of residential mortgages and home equity loans and lines that are secured primarily by owner-occupied residences and mortgages for the construction of residential properties. Other consumer loans are mainly personal loans and automobile loans.
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
The Bank’s principal earning assets are its loans. Although the Bank judges its borrowers' creditworthiness, the risk of deterioration in borrowers’ abilities to repay their loans in accordance with their existing loan agreements is inherent in any lending function. Participating as a lender in the credit market requires a strict underwriting and monitoring process to minimize credit risk. This process requires substantial analysis of the loan application, an evaluation of the customer’s capacity to repay according to the loan’s contractual terms, and an objective determination of the value of the collateral. The Bank also utilizes the services of an independent third-party to provide loan review services, which consist of a variety of monitoring techniques performed after a loan becomes part of the Bank’s portfolio.
The Bank’s Controlled Asset and Consumer Collections departments are responsible for the management and resolution of nonperforming loans. Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest. In the course of resolving nonperforming loans, the Bank may choose to foreclose on the loan or restructure the contractual terms of certain loans, by modifying the terms of the loan to fit the ability of the borrower to repay in line with its current financial status.
Other Real Estate Owned (“OREO”) includes real estate properties, which have served as collateral to secure loans, that are controlled or owned by the Bank. In order to facilitate the disposition of OREO, the Bank may finance the purchase of such properties at market rates if the borrower qualifies under the Bank’s standard underwriting guidelines. The Bank had nineteen properties held as OREO at December 31, 2013 with a balance of $7.5 million.
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
Loans are approved based upon a hierarchy of authority, predicated upon the size of the loan. Levels within the hierarchy of lending authorities range from individual lenders to the Executive Committee of the Board of Directors. In accordance with governing banking statutes, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $131.8 million, at December 31, 2013, which is the Bank’s legal lending limit. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $98.9 million, at December 31, 2013, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s self-imposed restrictive limit. The Bank’s largest relationship as of December 31, 2013 consisted of eight loans which aggregate to $78.8 million in exposure.
Sale of Loans    The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors, such as the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“Fannie Mae”), and other investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Depending on market conditions, the Bank may sell the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing rights asset is recognized. As part of its asset/liability management strategy, the Bank may retain a portion of the adjustable rate and fixed rate residential real estate loan originations for its portfolio. During 2013, the Bank originated $292.8 million in residential real estate loans of which $31.8 million were retained in its portfolio.
Loan Portfolio    The following table shows the balance of the loans, the percentage of the gross loan portfolio, and the percentage of total interest income that the loans generated, by category, for the fiscal years indicated:

	As of	% of Total Loans	% of Total Interest Income Generated For the Years Ended December 31,
	December 31, 2013		2013	2012	2011
	(Dollars in thousands)
Commercial	$3,334,561	70.7%	66.9%	65.8%	64.3%
Consumer Real Estate	1,363,584	28.9%	24.2%	23.7%	22.7%
Other Consumer	20,162	0.4%	1.0%	1.4%	2.1%
TOTAL	$4,718,307	100.0%	92.1%	90.9%	89.1%
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

The following pie chart shows the diversification of the commercial and industrial portfolio as of December 31, 2013:

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average Loan Size	$210
Largest Individual C&I exposure	$16,000
C&I Nonperforming Loans/C&I Loans	0.53%
Commercial and industrial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial term loans have fixed rates of interest and are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 2013, there were $427.0 million of term loans in the commercial and industrial loan portfolio.
Collateral for commercial and industrial revolving lines of credit may consist of accounts receivable, inventory, or both, as well as other business assets. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2013, there were $357.2 million of revolving lines of credit in the commercial and industrial loan portfolio.
Included in the commercial and industrial portfolio are automobile and, to a lesser extent, boat, recreational vehicle, and other vehicle floor plan financing. Floor plan loans are secured by the automobiles, boats, or other vehicles, which constitute the dealer’s inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer’s inventory for an extended period, the Bank requires the dealer to pay-down the outstanding balance associated with such unit. Contractors hired by the Bank make unannounced periodic inspections of each dealer to review the condition of the underlying collateral and ensure that each unit that the Company has financed is accounted for. At December 31, 2013, there were $72.7 million in floor plan loans, all of which have variable rates of interest.
Small business lending caters to all of the banking needs of businesses with commercial credit requirements and revenues typically less than or equal to $250,000 and $2.5 million, respectively, and uses partially automated loan underwriting capabilities. Additionally, the Company makes use of the Bank’s authority as a preferred lender with the U.S. Small Business Administration (“SBA”). At December 31, 2013, there were $28.5 million of SBA guaranteed loans in the commercial and industrial and commercial real estate loan categories, and $4.3 million of SBA guaranteed loans in the small business loan category.
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
The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2013:

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$713
Largest individual CRE exposure	$18,000
CRE nonperforming loans/CRE loans	0.51%
Owner occupied CRE loans/CRE loans	17.5%
Although terms vary, commercial real estate loans typically are underwritten with maturities of five to ten years. These loans generally have amortization periods of 20 to 25 years, with interest rates that float in accordance with a designated index or that are fixed during the origination process. For loans with terms greater than five years, interest rates may be fixed for no longer than five years and are reset typically on the fifth anniversary of the loan. It is the Bank’s policy to obtain personal guarantees from the principals of the borrower on commercial real estate loans and to obtain financial statements at least annually from all actively managed commercial and multi-family borrowers.
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
Also included in the commercial real estate portfolio are industrial developmental bonds. The Bank owns certain bonds issued by various state agencies, municipalities and nonprofit organizations that it categorizes as loans. This categorization is made on the basis that another entity (i.e. the Bank’s customer), not the issuing agency, is responsible for the payment to the Bank of the principal and interest on the debt. Furthermore, credit underwriting is based solely on the credit of the customer (and guarantors, if any), the banking relationship is with the customer and not the agency, there is no active secondary market for the bonds, and the bonds are not available for sale, but are intended to be held by the Bank until maturity. Therefore, the Bank believes that such bonds are more appropriately characterized as loans, rather than securities. At December 31, 2013, the balance of industrial development bonds was $47.1 million.
Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing properties. Nonpermanent construction loans generally have terms of at least six months, but not more than two years. They usually do not provide for amortization of the loan balance during the construction term. The majority of the Bank’s commercial construction loans have floating rates of interest. At December 31, 2013 the commercial construction portfolio amounted to $223.9 million.
Construction loans are generally considered to present a higher degree of risk than permanent real estate loans and may be affected by a variety of factors, such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. Other construction-related risks may include market risk, that is, the risk that “for-sale” or “for-lease” units may or may not be absorbed by the market within a developer’s anticipated time-frame or at a developer’s anticipated price. When the Company enters into a loan agreement with a borrower on a construction loan, an interest reserve may be included in the amount of the loan commitment to the borrower and it allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan. The interest may be capitalized and added to the loan balance. Management actively tracks and monitors these accounts. At December 31, 2013 the amount of interest reserves relating to construction loans was approximately $2.7 million.
Consumer Real Estate Loans    The Bank’s consumer real estate loans consist of loans and lines secured by one-to-four family residential properties.
The Bank originates both fixed-rate and adjustable-rate residential real estate loans. The Bank will lend up to 97% of the lesser of the appraised value of the residential property securing the loan or the purchase price, and generally requires borrowers to obtain private mortgage insurance when the amount of the loan exceeds 80% of the value of the property. In certain instances for loans that qualify for the Fannie Mae Home Affordable Refinance Initiative and other similar programs, the Bank will lend up to 125% of the appraised value of the residential property, and such loans are then subsequently sold by the Bank. The rates of these loans are typically competitive with market rates. The Bank’s residential real estate loans are generally originated only under terms, conditions and documentation which permit sale in the secondary market. The Bank generally requires title insurance protecting the priority of its mortgage lien, as well as fire, extended coverage casualty and flood insurance, when necessary, in order to protect the properties securing its residential and other real estate loans. Independent appraisers assess properties securing all of the Bank’s first mortgage real estate loans, as required by regulatory standards.
Home equity loans and lines may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower’s residence or second home. At December 31, 2013, 60.5% of the home equity portfolio was in first lien position and 39.5% of the portfolio was in second lien position. At December 31, 2013, $360.1 million, or 43.8%, of the home equity portfolio were term loans and $462.1 million, or 56.2%, of the home equity portfolio was comprised of revolving lines of credit. The Bank will typically originate home equity loans and lines in an amount up to 80% of the appraised value or on-line valuation, reduced for any loans outstanding which are secured by such collateral. Home equity loans and lines are underwritten in accordance with the Bank’s loan policy, which includes a combination of credit score, loan-to-value (“LTV”) ratio, employment history and debt-to-income ratio.
The Bank does supplement performance data with current Fair Isaac Corporation (“FICO”) and LTV estimates. Current FICO data is purchased and appended to all consumer loans on a quarterly basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios. Use of re-score and re-value data enables the Bank to better understand the current credit risk associated with these loans, but is not the only factor relied upon in determining a borrower’s creditworthiness. See Note 4, “Loans, Allowance for Loan Losses and Credit Quality” within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information regarding FICO and LTV estimates.
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

Investment Activities
The Bank’s securities portfolio consists of U.S. Treasury securities, U.S. Government agency securities, agency mortgage-backed securities, agency collateralized mortgage obligations, state, county, and municipal securities, corporate debt, single issuer and pooled trust preferred securities issued by banks and insurers and marketable securities, comprised primarily of investments in mutual funds. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. Treasury and U.S. Government Agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than noninsured or nonguaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy ("Investment Policy") adopted by the Board of Directors. The Chief Executive Officer or the Chief Financial Officer may make investments with the approval of one additional member of the Asset/Liability Management Committee, subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s Asset/Liability Management Committee, or its appointee, is required to evaluate any proposed purchase from the standpoint of overall diversification of the portfolio. At December 31, 2013, the Company's securities totaled $707.5 million, inclusive of the acquired Mayflower security portfolio of $78.0 million, and generated interest and dividends of 7.4%, 8.5%, and 10.6% of total interest income for the fiscal years ended December 31, 2013, 2012, and 2011, respectively. The Company reviews its security portfolio for impairment and to ensure collection of principal and interest. If any securities are deferring interest payments, as they may be contractually entitled to do, the Company would place these securities on nonaccrual status and reverse any accrued but uncollected interest. The Company had $1.5 million of nonaccrual securities, at fair value, at December 31, 2013.

Sources of Funds
Deposits    At December 31, 2013, total deposits were $5.0 billion. Deposits obtained through the Bank’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from consumers, businesses, and municipalities. The Bank offers a range of demand deposits, interest checking, money market accounts, savings accounts, and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, its electronic banking options, and its interest rates, that are generally competitive with those of competing financial institutions. Additionally, the Bank has a municipal banking department that focuses on providing core depository services to local municipalities. As of December 31, 2013, municipal deposits totaled $534.2 million. Occasionally when rates and terms are favorable, and in keeping with the Bank’s interest rate risk and liquidity strategy, the Bank will supplement its customer deposit base with brokered deposits. As of December 31, 2013, brokered deposits totaled $77.5 million. Included in this amount are balances associated with the Bank's participation in the Certificate of Deposit Account Registry Service (“CDARS”) program, which allows the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation (“FDIC”) insurance protection on Certificate of Deposit investments for consumers, businesses and public entities. As of December 31, 2013, CDARS deposits totaled $53.7 million, or 69.4% of total brokered deposits.
Rockland Trust’s seventy-eight branch locations are supplemented by the Bank’s internet and mobile banking services as well as automated teller machine (“ATM”) cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and nine additional remote ATM locations. The ATM cards and debit cards also allow customers access to a variety of national and international ATM networks. The Bank's mobile banking services gives customers the ability to use a variety of mobile devices to check balances, track account activity, search transactions, and set up alerts for text or e-mail messages for changes in their account. Customers can also transfer funds between Rockland Trust accounts and identify the nearest branch or ATM directly from their phone. An additional feature to the mobile banking suite is a capability called mDeposit, which allows the Bank’s customers to deposit a check into their account directly from their mobile device.
Borrowings    As of December 31, 2013, total borrowings were $448.5 million. Borrowings consist of short-term and long-term obligations and may consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, securities sold under repurchase agreements, junior subordinated debentures, and other borrowings.
In 1994, Rockland became a member of the FHLB of Boston. The primary reason for FHLB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. As a member of the FHLB of Boston, the Bank is required to purchase stock in the FHLB. Accordingly, the Company had invested $39.9 million in FHLB stock and had $139.9 million outstanding, exclusive of fair value marks, in FHLB borrowings with initial maturities ranging from 3 months to 20 years at December 31, 2013. In addition, the Bank had $668.1 million of borrowing capacity remaining with the FHLB at December 31, 2013, inclusive of a $5.0 million line of credit.

The Company also has access to other forms of borrowing, such as securities repurchase agreements. In a security repurchase agreement transaction, the Bank will generally sell a security, agreeing to repurchase either the same or a substantially identical security on a specified later date, at a price greater than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense. The securities underlying the agreements are delivered to counterparties as security for the repurchase obligation. Since the securities are treated as collateral and the agreement does not qualify for the full transfer of effective control, the transaction does not meet the criteria to be classified as a sale and is therefore considered a secured borrowing transaction for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement the Bank is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Bank either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Bank’s safekeeping agents. At December 31, 2013, the Bank had $50.0 million and $149.3 million of repurchase agreements with investment brokerage firms and customers, respectively.
Also included in borrowings at December 31, 2013 were $73.9 million of junior subordinated debentures and $30.0 million of subordinated debt. These instruments provide long-term funding as well as regulatory capital benefits. The Company also entered into a revolving line of credit during 2012 and had $5.0 million outstanding on this line at December 31, 2013. See Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.

Investment Management
The Rockland Trust Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions throughout Eastern Massachusetts, including Cape Cod, and Rhode Island.
Accounts maintained by the Rockland Trust Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2013, the Investment Management Group generated gross fee revenues of $15.4 million. Total assets under administration as of December 31, 2013 were $2.3 billion, of which $2.0 billion was related to managed accounts. Included in these amounts as of December 31, 2013 are assets under administration of $195.9 million, relating to the Company's registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to both institutional and high net worth clients.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.
The Bank has an agreement with LPL Financial (“LPL”) and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with the Smith Companies LTD, a division of Capitas Financial, LLC, an insurance general agent, to offer term, whole and universal life insurance, and long term care insurance. The Bank also has an agreement with Savings Bank Life Insurance of Massachusetts (“SBLI”) to enable appropriately licensed Bank employees to offer SBLI’s fixed annuities and life insurance to the Bank’s customer base. For the year ended December 31, 2013, the retail investments and insurance group generated gross fee revenues of $1.4 million.

Regulation
The following discussion sets forth certain material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the Company’s business. The laws and regulations governing the Company and the Bank that are described in the following discussion generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.
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

The Bank Holding Company Act    The BHCA prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve. The BHCA also prohibits the Company from, with certain exceptions, acquiring more than 5% of any class of voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks.
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
Pursuant to Massachusetts law, no approval to acquire a banking institution, acquire additional shares in a banking institution, acquire substantially all the assets of a banking institution, or merge or consolidate with another bank holding company, may be given if the bank being acquired has been in existence for a period less than three years or, as a result, the bank holding company would control, in excess of 30% of the total deposits of all state and federally chartered banks in Massachusetts, unless waived by the Commissioner. With the prior written approval of the Commissioner, Massachusetts also permits the establishment of de novo branches in Massachusetts to the full extent permitted by the Interstate Banking Act, provided the laws of the home state of such out-of-state bank expressly authorize, under conditions no more restrictive than those of Massachusetts, Massachusetts’ banks to establish and operate de novo branches in such state.
Capital Requirements    The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve’s capital adequacy guidelines which generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount consisting of Tier 1, or core capital, and up to one-half of that amount consisting of Tier 2, or supplementary capital. Tier 1 capital, for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the latter case to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less net unrealized gains and losses on available for sale securities and on cash flow hedges, post retirement adjustments recorded in accumulated other comprehensive income (“AOCI”), and goodwill and other intangible assets required to be deducted from capital. Tier 2 capital generally consists of perpetual preferred stock which is not eligible to be included as Tier 1 capital; hybrid capital instruments such as perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock; and, subject to limitations, the allowance for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital), for assets such as cash, up to 1250%, which is a dollar-for-dollar capital charge on certain assets such as securities that are not eligible for the ratings based approach. The majority of assets held by a bank holding company are risk-weighted at 100%, including certain commercial and consumer loans. Single family residential first mortgage loans which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans and certain multi-family housing loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.
In addition to the risk-based capital requirements, the Federal Reserve requires bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital to total assets of 3.0%. Total assets for this purpose do not include goodwill and any other intangible assets or investments that the Federal Reserve determines should be deducted from Tier 1 capital. The Federal Reserve also limits the inclusion of restricted core capital elements, which include trust preferred securities, in Tier 1 capital of bank holding companies. The inclusion of these elements is limited to an amount equal to one-third of the sum of unrestricted core capital less goodwill, net of deferred tax liabilities. Based on these limits, the Company has not had to exclude its trust preferred securities when calculating Tier 1 capital. Additionally, the Collins Amendment of the Dodd-Frank Act, which was enacted in 2010, includes regulation regarding the inclusion of hybrid capital instruments, which includes trust preferred securities, as regulatory capital. The Collins Amendment results in a three-year phase out of such instruments from inclusion in regulatory capital; however the Company’s capital position will not be impacted, as companies with less than $15 billion in assets receive grandfathered capital treatment on its trust preferred securities issued before May 19, 2010. The Federal Reserve has announced that the 3.0% Tier 1 leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies are expected to maintain Tier 1 leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.
The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 2013, the Company had Tier 1 capital and total capital equal to 10.78% and 12.58% of total risk-weighted adjusted assets, respectively, and Tier 1 leverage capital equal to 8.64% of total average assets. As of such date, the Bank complied with the applicable bank federal regulatory risked based capital requirements, with Tier 1 capital and total capital equal to 10.63% and 12.42% of total risk-weighted assets, respectively, and Tier 1 leverage capital equal to 8.51% of total average assets.
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

Each federal banking agency has broad powers to implement a system of prompt corrective action to resolve problems of financial institutions that it regulates which are not adequately capitalized. The current minimum levels are set forth below:

	Bank					Holding Company
	Total Risk-Based Ratio		Tier 1 Risk-Based Ratio		Tier 1 Leverage Capital Ratio	Total Risk-Based Ratio		Tier 1 Risk-Based Ratio		Tier 1 Leverage Capital Ratio
Category
Well capitalized	> 10%	and	> 6%	and	> 5%	n/a		n/a		n/a
Adequately capitalized	> 8%	and	> 4%	and	> 4%*	> 8%	and	> 4%	and	> 4%
Undercapitalized	< 8%	or	< 4%	or	< 4%*	< 8%	or	< 4%	or	< 4%
Significantly undercapitalized	< 6%	or	< 3%	or	< 3%	n/a		n/a		n/a
*3% for institutions with a rating of one under the regulatory CAMELS or related rating system that are not anticipating or experiencing significant growth and have well-diversified risk.
A bank is considered critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. At December 31, 2013, the Company’s tangible equity ratio was 6.91% and the Bank had capital in amounts which met or exceeded the minimum amounts to be considered a “well-capitalized institution” as defined by federal banking agencies.
In July 2013, the Federal Reserve published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the Rules. The FDIC has adopted substantially identical rules (as interim final rules). The Rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Rules are effective for the Company on January 1, 2015 (subject to phase-in periods for certain components).
The Rules, among other things: (i) introduce a new capital measure called “Common Equity Tier 1,” or CET1; (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements; (iii) apply most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios; and (iv) expand the scope of the reductions/adjustments from capital as compared to existing regulations.
Under the Rules, the minimum capital ratios for the Company and the Bank as of January 1, 2015 will be as follows:
• 4.5% CET1 to risk-weighted assets.
• 6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.
• 8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.
• 4.0% Tier 1 leverage capital ratio.
When fully phased in on January 1, 2019, the Rules will also require the Company and the Bank to maintain a “capital conservation buffer” in an amount greater than 2.5%, composed entirely of CET1, on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that meet the minimum capital requirements of 4.5%, 6.0% and 8.0% for CET1, Tier 1 and Total capital, respectively, but fall below the capital conservation buffer, will face constraints on capital distributions and discretionary bonus payments to executive officers based on the amount of the shortfall. The capital conservation buffer effectively increases the minimum CET1 capital ratio to 7.0%, the minimum Tier 1 risk-based capital ratio to 8.5%, and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers. The implementation of the capital conservation buffer will begin on January 1, 2016 at an amount of 0.625% and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items effective as of January 1, 2015.
The deductions and other adjustments to CET1 will be phased in incrementally between January 1, 2015 and January 1, 2018.
With respect to the Bank, the Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) requiring a leverage ratio of 5% to be well-capitalized (as compared to the current required leverage ratio of 3 or 4%). The Rules do not change the total risk-based capital requirement for any “prompt corrective action” category. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions under the Rules will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.
The Rules prescribe a standardized approach for calculating risk-weighted assets that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.
The revised minimum capital levels under the Rules which will be applicable to the Bank and the Company are set forth below:

	Bank						Holding Company
	Total Risk-Based Ratio		Tier 1 Risk-Based Ratio		Common Equity Tier 1 Capital	Tier 1 Leverage Capital Ratio	Total Risk-Based Ratio		Tier 1 Risk-Based Ratio		Tier 1 Leverage Capital Ratio
Category
Well capitalized	> 10%	and	> 8%	and	> 6.5%	> 5%	n/a		n/a		n/a
Adequately capitalized	> 8%	and	> 6%	and	> 4.5%	> 4%	> 8%	and	> 6%	and	> 4%
Undercapitalized	< 8%	or	< 6%	or	> 4.5%	< 4%	< 8%	or	< 6%	or	< 4%
Significantly undercapitalized	< 6%	or	< 4%	or	> 3%	< 3%	n/a		n/a		n/a
The Company believes that, as of December 31, 2013, the Company and the Bank would meet all capital adequacy requirements under the Rules on a fully phased-in basis if such requirements were currently effective, including after giving effect to the deductions described above.
Commitments to Affiliated Institutions    Under Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. This support may be required at times when the Company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC - either as a result of default of a banking or thrift subsidiary of a bank holding company such as the Company or related to FDIC assistance provided to a subsidiary in danger of default - the other banking subsidiaries of such bank holding company may be assessed for the FDIC’s loss, subject to certain exceptions.
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
FDIC Deposit Insurance    The Bank's deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. At December 31, 2013 there were $1.9 billion in deposits with balances over $250,000.

The Bank is currently assessed a deposit insurance charge from the FDIC based upon the Bank's overall assessment base multiplied by an assessment rate, determined from five established risk categories. The Bank's assessment base is defined as average consolidated total assets minus average tangible equity, adjusted for the impact of the risk category factors. During 2013, the Company expensed $3.6 million for this assessment.
Community Reinvestment Act (“CRA”)    Pursuant to the CRA and similar provisions of Massachusetts law, regulatory authorities review the performance of the Company and the Bank in meeting the credit needs of the communities served by the Bank. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of new branches, branch relocations, engaging in certain additional financial activities under the GLB, and acquisitions of banks and bank holding companies. The FDIC and the Massachusetts Division of Banks have assigned the Bank a CRA rating of Outstanding as of the latest examination.
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
Key provisions of the Dodd-Frank Act are as follows:

•
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

•
broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution and the Company has seen a reduction in the amount of the FDIC assessment as a result of these changes. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

•
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

•
broadened the scope of derivative instruments, and the Company will be subject to increased regulation of its derivative business, including margin requirements, record keeping and reporting requirements, and heightened supervision. The Company is actively monitoring regulations that are likely to impact its business operations and does not believe the regulations finalized to date will materially affect the Company's business results.

•
created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance with consumer laws by their primary bank regulators. The CFPB, along with the Department of Justice and bank regulatory authorities also seek to enforce discriminatory lending laws. In such actions, the CFPB and others have used a disparate impact analysis, which measures discriminatory results without regard to intent. Consequently, unintentional actions by the Bank could have a material adverse impact on our lending and results of operations if the actions are found to be discriminatory by our regulators.

•
debit card and interchange fees must be reasonable and proportional to the issuer’s cost for processing the transaction. The Federal Reserve Board has approved a debit card interchange regulation which caps an issuer’s base fee at $0.21 per transaction plus an additional fee computed at five basis-points of the transaction value. These standards apply to issuers that, together with their affiliates, have assets of $10 billion or more. The Company’s assets are under $10 billion and therefore it is not directly impacted by these provisions.

In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. In particular, the CFPB issued a final rule amending Regulation Z to implement certain amendments to the Truth in Lending Act. The rule implements statutory changes that lengthen the time for which a mandatory escrow account established for a higher-priced mortgage loan must be maintained.  The rule also exempts certain transactions from the statute’s escrow requirement. The CFPB issued a final rule implementing amendments to the Truth in Lending Act and the Real Estate Settlement Procedures Act.  The rule amends Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 (HOEPA), revising and expanding the tests for coverage under HOEPA, and imposing additional restrictions on mortgages that are covered by HOEPA, including a pre-loan counseling requirement.  The rule also amends Regulation Z and Regulation X by imposing other requirements related to homeownership counseling.
In addition, the CFPB amended Regulation B to implement changes to the Equal Credit Opportunity Act. The revisions to Regulation B require creditors to provide applicants with free copies of all appraisals and other written valuations developed in connection with an application for a loan to be secured by a first lien on a dwelling, and require creditors to notify applicants in writing that copies of appraisals will be provided to them promptly. The CFPB also amended Regulation Z to implement requirements and restrictions to the Truth in Lending Act concerning loan originator compensation, qualifications of, and registration or licensing of loan originators, compliance procedures for depository institutions, mandatory arbitration, and the financing of single-premium credit insurance.  These amendments revise or provide additional commentary on Regulation Z’s restrictions on loan originator compensation, including application of these restrictions to prohibitions on dual compensation and compensation based on a term of a transaction or a proxy for a term of a transaction, and to recordkeeping requirements.  This rule also establishes tests for when loan originators can be compensated through certain profits-based compensation arrangements.
The final rules also implement the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a

“qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43 percent debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting and eligibility guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43 percent debt-to-income limits.
The CFPB has continued to issue final rules regarding mortgages. The Company cannot assure you that existing or future regulations will not have a material adverse impact on the Bank’s residential mortgage loan business or the housing market in which we participate.
The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the Bank’s operating environment in substantial and unpredictable ways. Consequently, the Dodd-Frank Act may continue to increase the Company's cost of doing business, it may limit or expand the Bank's permissible activities, and it may affect the competitive balance within the industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, remains unpredictable at this time.
Volcker Rule On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. The Company identified no investments held as of December 31, 2013 that meet the definition of Covered Funds and that are required to be divested by July 21, 2015 under the foregoing rules.
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
Employees    As of December 31, 2013, the Bank had 984 full time equivalent employees. None of the Company’s employees are represented by a labor union and management considers its relationship with employees to be good.

Statistical Disclosure by Bank Holding Companies
The statistical disclosure relating to Independent Bank Corp. required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," is included in the section of Independent Bank Corp.'s 2013 SEC Form 10-K captioned, Selected Financial Data in Item 6 hereof , Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof.

Available Information
Under Section 13 and 15(d) of the Securities Exchange Act of 1934 the Company must file periodic and current reports with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street N.E. Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Public Reference Room at 1-800-SEC-0330. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Savings, Profit Sharing and Stock Ownership Plan), Form 8-K (Report of Unscheduled Material Events), Forms S-4, S-3 and 8-A (Registration Statements), Form DEF 14A (Proxy Statement), and the Company may file additional forms as well. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes to, the SEC and additional shareholder information are available free of charge on the Company’s website: www.RocklandTrust.com (within the Investor Relations tab). Information contained on the Company’s website and the SEC website is not incorporated by reference into this Form 10-K. (The Company has included the web address and the SEC website address only as inactive textual references and does not intend them to be active links to our website or the SEC website.) The Company’s Code of Ethics and other Corporate Governance documents are also available on the Company’s website in the Investor Relations section of the website.

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
A further deterioration of the credit rating for U.S. long-term sovereign debt could adversely impact the Company.    On August 5, 2011, Standard and Poor’s downgraded the U.S. long-term sovereign debt from AAA, the highest rating, to AA+, the second highest rating. This downgrade did not directly impact the financial position or outlook for the Company, but a further downgrade as a result of an inability by the federal government to raise the U.S. debt limit or otherwise could result in a re-evaluation of the ‘risk-free’ rate used in many accounting models, other-than-temporary-impairment of securities and/or impairment of goodwill and other intangibles. Given that future deterioration in the United States credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of the Company’s U.S. government issued or guaranteed investments will not occur.
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
The Dodd-Frank Act has had and will continue to have a significant impact on the regulatory structure of the financial markets and will impose additional costs on the Company.   The Dodd-Frank Act could adversely affect certain of the Company’s business operations and competitive position. The Dodd-Frank Act, among other things, establishes a new Financial Stability Oversight Council to monitor systemic risk posed by financial institutions, restricts proprietary trading and private fund investment activities by banking institutions, creates a new framework for the regulation of derivatives and revises the FDIC’s assessment base for deposit insurance. Provisions in the Dodd-Frank Act may also restrict the flexibility of financial institutions to compensate their employees. In addition, provisions in the Dodd-Frank Act have resulted in changes to existing capital rules, which could have an adverse effect on the Company’s business operations, capital structure, capital ratios or financial performance. The final effects of the Dodd-Frank Act on the Company’s business will depend largely on the implementation of the Dodd-Frank Act by regulatory bodies and the exercise of discretion by these regulatory bodies.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is unknown. In 2013, the FDIC, the OCC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Company. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The application of more stringent capital requirements for the Company could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we were unable to comply with such requirements.
The Company has strong competition within its market area which may limit the Company’s growth and profitability.    The Company faces significant competition both in attracting deposits and in the origination of loans. See “Market Area and Competition” in Item 1 hereof, Business. Additional mergers and acquisitions of financial institutions within the Company’s market area may also occur given the current difficult banking environment and add more competitive pressure. If the Company is unable to compete effectively, it may lose market share and income generated from loans, deposits, and other financial products may decline.
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
Difficult market conditions have adversely affected the industry in which the Company operates.    In recent years, dramatic declines in the housing market, with falling real estate values and increasing foreclosures, unemployment, and under-employment negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. A resumption of economic pressure on consumers and lack of confidence in the financial markets could materially affect the Company’s business, financial condition and results of operations. A worsening of these conditions would likely have adverse effects on the Company and others in the financial services industry. In particular, the Company may face the following risks in connection with these events:

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

The Company’s securities portfolio performance in difficult market conditions could have adverse effects on the Company’s results of operations.    Under Generally Accepted Accounting Principles, the Company is required to review the Company’s investment portfolio periodically for the presence of other-than-temporary impairment of its securities, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require the Company to deem particular securities to be other-than-temporarily impaired, with the credit related portion of the reduction in the value recognized as a charge to the Company’s earnings. Recent market volatility has made it extremely difficult to value certain securities of the Company. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require the Company to recognize further impairments in the value of the Company’s securities portfolio, which may have an adverse effect on the Company’s results of operations in future periods.

Impairment of goodwill and/or intangible assets could require charges to earnings, which could result in a negative impact on our results of operations.    Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. The Bank has recognized goodwill as an asset on the balance sheet in connection with several acquisitions (see Note 6, “Goodwill and Identifiable Intangible Assets” within Notes to the Consolidated Financial Statements included in Item 8 hereof). When an intangible asset is determined to have an indefinite useful life, it is not amortized, and instead is evaluated for impairment. Goodwill is subject to impairment tests annually, or more frequently if necessary, and is evaluated using a two-step impairment approach. A significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. If the Company were to conclude that a future write-down of the goodwill or intangible assets is necessary, then the Company would record the appropriate charge to earnings, which could be materially adverse to the results of operations and financial position.
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

A significant portion of the Company’s loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect the Company’s asset quality and profitability for those loans secured by real property and increase the number of defaults and the level of losses within the Company’s loan portfolio. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and could deteriorate in value during the time the credit is extended. A downturn in the real estate market in the Company’s primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on the Company’s profitability and asset quality. If the Company is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, its earnings and shareholders’ equity could be adversely affected. The declines in real estate prices in the Company’s markets also may result in increases in delinquencies and losses in its loan portfolios. Unexpected decreases in real estate prices coupled with a prolonged economic recovery and elevated levels of unemployment could drive losses beyond that which is provided for in the Company’s allowance for loan losses. In that event, the Company’s earnings could be adversely affected.
Changes in accounting policies or accounting standards could cause the Company to change the manner in which it reports its financial results and condition in adverse ways and could subject the Company to additional costs and expenses. The Company’s accounting policies are fundamental to understanding its financial results and condition. Some of these policies require the use of estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results. The Company identified its accounting policies regarding the allowance for loan losses, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.
From time to time, the FASB and the SEC change their guidance governing the form and content of the Company’s external financial statements. In addition, accounting standard setters and those who interpret U.S. GAAP, such as the FASB, SEC, banking regulators and the Company’s independent registered public accounting firm, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue, and may accelerate dependent upon the FASB and International Accounting Standards Board commitments to achieving convergence between U.S. GAAP and International Financial Reporting Standards. Changes in U.S. GAAP and changes in current interpretations are beyond the Company’s control, can be hard to predict and could materially impact how the Company reports its financial results and condition. In certain cases, the Company could be required to apply new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in the Company restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact the Company’s results of operations.
The Company may be unable to adequately manage its liquidity risk, which could affect its ability to meet its obligations as they become due, capitalize on growth opportunities, or pay regular dividends on its common stock. Liquidity risk is the potential that the Company will be unable to meet its obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends on its common stock because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations, and access to other funding sources.
The Company is subject to environmental liability risk associated with lending activities which could have a material adverse effect on its financial condition and results of operations. A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review prior to originating certain commercial real estate loans, as well as before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES
At December 31, 2013, the Bank conducted its business from its main office located at 288 Union Street, Rockland, Massachusetts and seventy-four banking offices and three limited service branches located within Barnstable, Bristol, Middlesex, Norfolk, Plymouth and Worcester counties in Eastern Massachusetts. In addition to its main office, the Bank leased fifty-two of its branches (including the limited service branches) and owned the remaining twenty-five branches. Also, the Bank had nine remote ATM locations all of which were leased.
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

ITEM 3.    LEGAL PROCEEDINGS
At December 31, 2013, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR INDEPENDENT BANK CORP.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a.) Independent Bank Corp.’s common stock trades on the NASDAQ Global Select Market under the symbol INDB. The Company declared cash dividends of $0.88 and $0.84 per share in 2013 and in 2012, respectively. The ratio of dividends paid to earnings in 2013 and 2012 was 30.09% and 52.77%, respectively. The variance in the payout ratios is due to the acceleration of the payment of the Company's 2012 fourth quarter dividend, which was paid on December 31, 2012, and would have been typically paid during the second week of the following month.
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
The following schedule summarizes the closing price range of common stock and the cash dividends paid for the fiscal years 2013 and 2012:

	2013
	High	Low	Dividend
4th Quarter	$39.40	$34.94	$0.22
3rd Quarter	38.04	34.72	0.22
2nd Quarter	34.50	30.00	0.22
1st Quarter	32.77	29.68	0.22

	2012
	High	Low	Dividend
4th Quarter	$31.10	$27.96	$0.21
3rd Quarter	31.39	28.49	0.21
2nd Quarter	29.35	26.07	0.21
1st Quarter	29.27	26.46	0.21
As of December 31, 2013, there were 23,805,984 shares of common stock outstanding which were held by approximately 2,698 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s stock on December 31, 2013 was $39.12.
The information required by S-K Item 201(d) is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters hereof.
Comparative Stock Performance Graph
The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2008 to December 31, 2013 with the cumulative total return of the NASDAQ Composite Index (U.S. Companies) and the SNL Bank NASDAQ Index. The lines in the graph and the numbers in the table below represent yearly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the yearly interval, based on the last day of a fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2008 (which assumes that $100.00 was invested in each of the series on December 31, 2008).
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
The following chart depicts the total return performance of the Company:

Source: SNL Financial LC, Charlottesville, VA

(b.) Not applicable

(c.) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2013:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
October 1 to October 31, 2013	—	$—	—	—
November 1 to November 30, 2013	21,318	36.80	—	—
December 1 to December 31, 2013	3,328	37.20	—	—
Total	24,646		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants.

(2)	The Company does not currently have a stock repurchase program or plan in place.

ITEM 6.    SELECTED FINANCIAL DATA
The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	Years Ended December 31
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$356,862	$329,286	$305,332	$377,457	$508,650
Securities held to maturity	350,652	178,318	204,956	202,732	93,410
Loans	4,718,307	4,519,011	3,794,390	3,555,679	3,395,515
Allowance for loan losses	(53,239)	(51,834)	(48,260)	(46,255)	(42,361)
Goodwill and core deposit intangibles	182,642	162,144	140,722	141,956	143,730
Total assets	6,099,234	5,756,985	4,970,240	4,695,738	4,482,021
Deposits	4,986,418	4,546,677	3,876,829	3,627,783	3,375,294
Borrowings	448,488	591,055	537,686	565,434	647,397
Stockholders’ equity	591,540	529,320	469,057	436,472	412,649
Nonperforming loans	34,659	28,766	28,953	23,108	36,183
Nonperforming assets	43,833	42,427	37,149	31,493	41,245
Operating data
Interest income	$205,914	$196,192	$195,751	$202,724	$202,689
Interest expense	23,336	23,393	28,672	38,763	51,995
Net interest income	182,578	172,799	167,079	163,961	150,694
Provision for loan losses	10,200	18,056	11,482	18,655	17,335
Noninterest income	68,009	62,016	52,700	46,906	38,192
Noninterest expenses	173,649	159,459	145,713	139,745	141,815
Net income	50,254	42,627	45,436	40,240	22,989
Preferred stock dividend	—	—	—	—	5,698
Net income available to the common shareholder	50,254	42,627	45,436	40,240	17,291
Per share data
Net income — basic	$2.18	$1.96	$2.12	$1.90	$0.88
Net income — diluted	2.18	1.95	2.12	1.90	0.88
Cash dividends declared	0.88	0.84	0.76	0.72	0.72
Book value	24.85	23.24	21.82	20.57	19.58
Performance ratios
Return on average assets	0.87%	0.83%	0.96%	0.88%	0.40%
Return on average common equity	9.09%	8.66%	9.93%	9.46%	4.29%
Net interest margin (on a fully tax equivalent basis)	3.51%	3.75%	3.90%	3.95%	3.89%
Equity to assets	9.70%	9.19%	9.44%	9.30%	9.21%
Dividend payout ratio	30.09%	52.77%	35.88%	37.93%	82.79%
Asset quality ratios
Nonperforming loans as a percent of gross loans	0.73%	0.64%	0.76%	0.65%	1.07%
Nonperforming assets as a percent of total assets	0.72%	0.74%	0.75%	0.67%	0.92%
Allowance for loan losses as a percent of total loans	1.13%	1.15%	1.27%	1.30%	1.25%
Allowance for loan losses as a percent of nonperforming loans	153.61%	180.19%	166.68%	200.17%	117.07%
Capital ratios
Tier 1 leverage capital ratio	8.64%	8.65%	8.61%	8.19%	7.87%
Tier 1 risk-based capital ratio	10.78%	10.36%	10.74%	10.28%	9.83%
Total risk-based capital ratio	12.58%	12.23%	12.78%	12.37%	11.92%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANAYLISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company is a state chartered, federally registered bank holding company, incorporated in 1985. The Company is the sole stockholder of Rockland Trust, a Massachusetts trust company chartered in 1907. For a full list of corporate entities see Item 1 “Business — General."
All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation. The following should be read in conjunction with the Consolidated Financial Statements and related notes.

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics help management make key decisions regarding the Bank's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying areas to improve. The Company is focused on organic growth, but will consider acquisition opportunities that provide a satisfactory financial return. During the fourth quarter of 2013 the Company acquired Mayflower Bancorp, Inc. and its bank subsidiary.

The following information should be considered in connection with the Company's results for the year ended December 31, 2013:

Loans and Asset Quality

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect the focus on those asset classes:

Commercial lending drove 2013 organic loan growth, with year-end commercial lending balances up 6.9% from the prior year (exclusive of the Mayflower acquisition).

Management strives to be disciplined about loan pricing and generates loan assets with interest rate sensitivity in mind. The Company has gradually and intentionally shifted its balance sheet composition so that its interest-rate risk position is fundamentally asset-sensitive.

Management takes a disciplined approach to credit underwriting seeking to avoid undue credit risk and loan losses. For 2013, net charge-offs were 0.19% of average loans. Nonperforming loans totaled $34.7 million, or 0.73% of total loans, at December 31, 2013 due to management’s proactive approach to loan workouts.

Funding and the Net Interest Margin

Management emphasizes core deposit growth to fund loans, as depicted by the following chart:

Core deposits grew by 11.9% during 2013 and, at year end, represented 84.9% of total deposits.

The net interest margin decreased to 3.51% for the year ended December 31, 2013 as the prolonged low rate environment continued to pressure asset yields. The Company has countered net interest margin pressure with robust loan growth which, when combined with asset and liability pricing discipline, has led to net interest income growth. Management expects the net interest margin to stabilize in coming quarters.

Noninterest Income

Management continues to focus on growing noninterest income which grew by 9.7% in 2013 and now represents 27.1% of total revenue, or 26.8% of total revenue on an operating basis. This growth was primarily due to increases in deposit account fees, interchange and ATM revenues, and fees paid for investment management services. The following chart depicts the steady increase in noninterest income as a percentage of revenue, on an operating basis, (net interest income plus noninterest income) over the last few years:

Expense Control

Management takes a balanced approach to noninterest expense control by paying close attention to the management of ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits and expenses associated with buildings and equipment. During 2013, noninterest expense was well contained. Noninterest expense increased by 8.9% from the prior year, largely due to the full year impact of the Central acquisition. The Company's 2013 efficiency ratio (on an operating basis) was relatively consistent with prior years.

The following chart shows the trend in the Company's efficiency ratio, on an operating basis (calculated by dividing noninterest expense by the sum of net interest income and noninterest income), over the past five years:

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. During 2013, the Company participated in the federal New Markets Tax Credit program and the federal low-income housing tax credit program. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies permit the Company to operate in a tax effective manner and sometimes also creates a competitive advantage for Rockland Trust and its community development subsidiaries. During 2013, the Company achieved an effective tax rate of 24.7%.

Capital

The Company's disciplined approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term shareholder value. The Company's consistent profitability has steadily increased tangible book value per share and helped create the Company's strong capital position. The following chart shows the trend of the Company's tangible book value per share over the past five years:

This strong growth in capital has led to a consistent cash dividend which increased from $0.72 per share in 2009 to $0.88 per share in 2013, a 22.2% increase.

2013 Results

Implementation of the disciplined approach and strategies described above led the Company to 2013 net operating earnings of $55.2 million, or $2.39 on a diluted earnings per share basis, a record high, and an increase of 17.2% and 10.7%, respectively, when compared to net operating earnings of $47.1 million, or $2.16 per diluted share for 2012. Net income for 2013 computed in accordance with generally accepted accounting principles was $50.3 million, or $2.18 on a diluted earnings per share basis, as compared to $42.6 million, or $1.95 for the prior year.

2014 Earnings Outlook

The Company anticipates 2014 diluted earnings per share performance to be in a range between $2.42 and $2.52.

Key assumptions in the 2014 outlook include:

•	Total loan growth of 4-5%;

•	Total deposit growth of 2-3%;

•	A net interest margin in the mid to low 3.40% range;

•	Stable asset quality outlook, with a provision for loan loss in the range of $11-$14 million and net charge-offs in the range of $9-$12 million;

•	Noninterest income growing by 3-4%;

•	Noninterest expense increasing by 3-4%;

•	An effective tax rate of 30%; and,

•	Unadjusted Tangible Common Equity ratio increasing to a range of 7.25% to 7.50% by the end of 2014.

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

The following tables summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Years Ended December 31
	Net Income			Diluted Earnings Per Share
	2013	2012	2011	2013	2012	2011
	(Dollars in thousands, except per share data)
As reported (GAAP)
Net income	$50,254	$42,627	$45,436	$2.18	$1.95	$2.12
Non-GAAP measures
Noninterest income components
Net gain on sale of securities, net of tax	(153)	(3)	(428)	(0.01)	—	(0.02)
Gain on life insurance benefits, tax exempt	(227)	(1,307)	—	(0.01)	(0.06)	—
Gain on extinguishment of debt, net of tax	(451)			(0.02)
Noninterest expense components
Prepayment fees on borrowings, net of tax	—	4	448	—	—	0.02
Severance, net of tax	192	—	—	0.01	—	—
Merger and acquisition expenses, net of tax	5,564	4,459	—	0.24	0.21	—
Goodwill impairment, net of tax	—	1,317	—	—	0.06	—
Total impact of noncore items	4,925	4,470	20	0.21	0.21	—
As adjusted (non-GAAP)	$55,179	$47,097	$45,456	$2.39	$2.16	$2.12

The following table summarizes the impact of noncore items on the calculation of the Company's efficiency ratio for the periods indicated:

	Years Ended December 31
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Net interest income	$182,578	$172,799	$167,079	$163,961	$150,694	(a)

Noninterest income (GAAP)	$68,009	$62,016	$52,700	$46,906	$38,192	(b)
Net gain on sale of securities	(258)	(5)	(723)	(458)	(1,354)
Gain on life insurance benefits	(227)	(1,307)	—	—	—
Gain on extinguishment of debt	(763)	—	—	—	—
Gain on terminated hedge	—	—	—	—	(3,778)
Noninterest income on an operating basis	$66,761	$60,704	$51,977	$46,448	$33,060	(c)

Noninterest expense (GAAP)	$173,649	$159,459	$145,713	$139,745	$141,815	(d)
Merger & acquisition	(8,685)	(6,741)	—	—	(12,423)
Severance	(325)	—	—	—	—
Goodwill impairment	—	(2,227)	—	—	—
Prepayment fees on borrowings	—	(7)	(757)	—	—
Loss on terminated hedge	—	—	—	(554)	—
Noninterest expense on an operating basis	$164,639	$150,484	$144,956	$139,191	$129,392	(e)

Total revenue (GAAP)	$250,587	$234,815	$219,779	$210,867	$188,886	(a+b)
Total operating revenue	$249,339	$233,503	$219,056	$210,409	$183,754	(a+c)

Ratios
Efficiency ratio (GAAP)	69.30%	67.91%	66.30%	66.27%	75.08%	(d/(a+b))
Operating efficiency ratio	66.03%	64.45%	66.17%	66.15%	70.42%	(e/(a+c))

Noninterest income as a % of revenue	27.14%	26.41%	23.98%	22.24%	20.22%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis	26.78%	26.00%	23.73%	22.08%	17.99%	(c/(a+c))

Financial Position
Securities Portfolio    The Company’s securities portfolio may consist of trading securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $199.9 million, or 39.4%, at December 31, 2013 as compared to December 31, 2012. The ratio of securities to total assets as of December 31, 2013 was 11.6%, compared to 8.8% at December 31, 2012.
The Company continually reviews investment securities for the presence of other-than-temporary impairment (“OTTI”). For debt securities, the primary consideration in determining whether impairment is OTTI is whether or not the Bank expects to collect all contractual cash flows. The Bank also evaluated its investment securities held as of December 31, 2013 to identify those that meet the definition of a Covered Fund as set forth in the final rules issued on December 10, 2013 to implement section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (commonly referred to as the “Volcker Rule”). In that regard, the Bank considered the impact of the related interim final rule issued by its primary banking regulators on January 14, 2014 to address the treatment of certain collateralized debt obligations backed primarily by trust preferred securities ("TruPS CDOs"), including the non-exclusive list of TruPS CDOs that are exempt from the Covered Fund provisions under the interim final rule. The Bank identified no investments held as of December 31, 2013 that meet the definition of a Covered Fund which are required to be divested by July 21, 2015 (or before recovery of their individual amortized cost basis) under the foregoing rules.  Further analysis of the Company’s OTTI can be found in Note 3, “Securities” within Notes to Consolidated Financial Statements included in Item 8 hereof.

The following table sets forth the fair value of available for sale securities and the amortized cost of held to maturity securities along with the percentage distribution:
Table 1 — Securities Portfolio Composition

	December 31
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$40,449	11.3%	$20,822	6.3%	$—	—%
Agency mortgage-backed securities	234,591	65.8%	221,425	67.2%	238,391	78.1%
Agency collateralized mortgage obligations	58,153	16.3%	68,376	20.8%	53,801	17.6%
Private mortgage-backed securities	—	—%	3,532	1.1%	6,110	2.0%
State, county and municipal securities	5,412	1.5%	—	—%	—	—%
Single issuer trust preferred securities issued by banks	2,952	0.8%	2,240	0.7%	4,210	1.4%
Pooled trust preferred securities issued by banks and insurers	3,841	1.1%	2,981	0.9%	2,820	0.9%
Marketable securities	11,464	3.2%	9,910	3.0%	—	—%
Total fair value of securities available for sale	$356,862	100.0%	$329,286	100.0%	$305,332	100.0%
Amortized Cost of Securities Held to Maturity
U.S. treasury securities	$1,011	0.3%	$1,013	0.6%	$1,014	0.5%
Agency mortgage-backed securities	155,067	44.2%	72,360	40.6%	109,553	53.5%
Agency collateralized mortgage obligations	187,388	53.5%	97,507	54.6%	77,804	38.0%
State, county and municipal securities	678	0.2%	915	0.5%	3,576	1.7%
Single issuer trust preferred securities issued by banks	1,503	0.4%	1,516	0.9%	8,000	3.9%
Corporate debt securities	5,005	1.4%	5,007	2.8%	5,009	2.4%
Total amortized cost of securities held to maturity	$350,652	100.0%	$178,318	100.0%	$204,956	100.0%
Total	$707,514		$507,604		$510,288
The Company’s available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3. As of December 31, 2013 and 2012, the Company had $3.8 million and $6.5 million of securities categorized as Level 3.

The following tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2013. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Table 2 — Securities Portfolio, Amounts Maturing

	Within One Year		One year to Five Years		Five Years to Ten Years		Over Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$—	—	$20,163	1.3%	$20,286	2.1%	$—	—	$40,449	1.7%
Agency mortgage-backed securities	—	—	8,707	4.5%	56,524	3.0%	169,360	3.2%	234,591	3.2%
Agency collateralized mortgage obligations	—	—	2,026	4.1%	199	1.4%	55,928	1.8%	58,153	1.9%
State, county and municipal securities	—	—	259	1.2%	3,655	2.1%	1,498	2.4%	5,412	2.1%
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	2,952	5.6%	2,952	5.6%
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	3,841	0.9%	3,841	0.9%
Marketable securities(1)	—	—	—	—	—	—	11,464	—	11,464	—
Total fair value of securities available for sale	$—	—%	$31,155	2.4%	$80,664	2.7%	$245,043	2.9%	$356,862	2.8%
Amortized cost of securities held to maturity
U.S. Treasury securities	$—	—	$—	—	$1,011	3.0%	$—	—	$1,011	3.0%
Agency mortgage-backed securities	—	—	455	5.5%	16,679	2.3%	137,933	3.1%	155,067	3.0%
Agency collateralized mortgage obligations	—	—	—	—	—	—	187,388	2.3%	187,388	2.3%
State, county and municipal securities	255	4.7%	423	4.8%	—	—	—	—	678	4.8%
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	1,503	7.4%	1,503	7.4%
Corporate debt securities	—	—	5,005	3.4%	—	—	—	—	5,005	3.4%
Total amortized cost of securities held to maturity	$255	4.7%	$5,883	3.7%	$17,690	2.3%	$326,824	2.6%	$350,652	2.6%
Total	$255	3.7%	$37,038	2.6%	$98,354	2.7%	$571,867	2.7%	$707,514	2.7%
(1) Marketable securities have no contractual maturity and are excluded from the weighted average yield and amounts maturing.
As of December 31, 2013, the weighted average life of the securities portfolio was 5.1 years and the modified duration was 4.4 years.

Residential Mortgage Loan Sales   The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans to other financial institutions. During 2013 and 2012, the Bank originated residential loans with the intention of primarily selling them in the secondary market. The following table shows the total residential loans that were closed and the amounts which were held in the portfolio, sold or held for sale in the secondary market during the periods indicated:
Table 3 — Closed Residential Real Estate Loans

	Years Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Held in portfolio	$31,839	$47,205	$63,824
Sold or held for sale in the secondary market	260,950	373,063	270,427
Total closed loans	$292,789	$420,268	$334,251

The table below reflects the loans which were sold during the periods indicated:

Table 4 — Residential Mortgage Loan Sales

	December 31
	2013	2012
	(Dollars in thousands)
Sold with servicing rights released	$210,073	$313,329
Sold with servicing rights retained	87,229	33,393
Total loans sold	$297,302	$346,722

Loans may be sold with servicing rights released or with servicing rights retained. The principal balance of loans serviced by the Bank on behalf of investors amounted to $331.4 million at December 31, 2013, inclusive of an $80.4 million acquired portfolio related to the Mayflower acquisition, and $198.8 million at December 31, 2012. Upon sale, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 5 — Mortgage Servicing Asset

	2013	2012
	(Dollars in thousands)
Beginning balance	$899	$1,098
Additions	800	272
Acquired portfolio	760	—
Amortization	(462)	(522)
Change in valuation allowance	371	51
Ending balance	$2,368	$899

The Bank’s mortgage banking income consists primarily of revenue from premiums received on loans sold with servicing released, origination fees, gains and losses on sold mortgages less related commission expense, and changes in the value of the mortgage servicing asset.
When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. During the year ended December 31, 2013, the Company incurred no material losses and during the year ended December 31, 2012 the Company incurred losses of $304,000 on loans that were agreed to be repurchased. The Company has not at this time established a reserve for loan repurchases because it believes the amount of probable losses is not reasonably estimable.
Forward sale contracts of mortgage loans and forward to-be-announced ("TBA") mortgage contracts, considered derivative instruments for accounting purposes, are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain one-to-four family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans, resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors, or forward TBA mortgage contracts are entered into with a counterparty, which hedges this market risk. See

Note 11, “Derivative and Hedging Activities” within Notes to Consolidated Financial Statements included in Item 8 hereof for more information on mortgage activity and mortgage related derivatives.

Loan Portfolio    Management continues to focus on growth in the commercial and home equity lending categories, while placing less emphasis on the other lending categories. Although deemphasizing certain lending categories has led to a slower growth rate than what otherwise might have been realized, management believes this strategy to be prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated:
Table 6 — Loan Portfolio Composition

	December 31
	2013		2012		2011		2010		2009
	(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$784,202	16.6%	$687,511	15.2%	$575,716	15.2%	$502,952	14.1%	$373,531	11.0%
Commercial real estate	2,249,260	47.7%	2,122,153	46.9%	1,847,654	48.6%	1,717,118	48.4%	1,614,474	47.5%
Commercial construction	223,859	4.7%	188,768	4.2%	128,904	3.4%	129,421	3.6%	175,312	5.2%
Small business	77,240	1.6%	78,594	1.7%	78,509	2.1%	80,026	2.3%	82,569	2.4%
Residential real estate	541,443	11.5%	612,881	13.6%	426,201	11.3%	478,111	13.4%	566,042	16.7%
Home equity	822,141	17.5%	802,149	17.8%	696,063	18.3%	579,278	16.3%	471,862	13.9%
Other consumer	20,162	0.4%	26,955	0.6%	41,343	1.1%	68,773	1.9%	111,725	3.3%
Gross loans	4,718,307	100.0%	4,519,011	100.0%	3,794,390	100.0%	3,555,679	100.0%	3,395,515	100.0%
Allowance for loan losses	53,239		51,834		48,260		46,255		42,361
Net loans	$4,665,068		$4,467,177		$3,746,130		$3,509,424		$3,353,154

The following table summarizes loan growth during the periods indicated:

Table 7 - Components of Loan Growth/(Decline)

	December 31		Mayflower	Organic	Organic
	2013	2012	Acquisition	Growth/(Decline) $	Growth/(Decline) %
	(Dollars in thousands)
Commercial and industrial	$784,202	$687,511	$3,682	$93,009	13.5%
Commercial real estate	2,249,260	2,122,153	38,800	88,307	4.2%
Commercial construction	223,859	188,768	2,782	32,309	17.1%
Small business	77,240	78,594	21	(1,375)	(1.7)%
Residential real estate	541,443	612,881	63,274	(134,712)	(22.0)%
Home equity	822,141	802,149	17,316	2,676	0.3%
Other consumer	20,162	26,955	695	(7,488)	(27.8)%
Total loans	$4,718,307	$4,519,011	$126,570	$72,726	1.6%

The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2013. Loans having no schedule of repayments or no stated maturity are reported as being due in greater than five years. The following table also sets forth the rate structure of loans scheduled to mature after one year:
Table 8 — Scheduled Contractual Loan Amortization

	December 31, 2013
	Commercial	Commercial Real Estate	Commercial Construction (1)	Small Business	Residential Real Estate	Home Equity	Consumer Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$246,167	$487,308	$53,434	$26,068	$21,555	$22,299	$11,681	$868,512
After one year through five years	358,168	1,177,685	115,397	33,120	84,322	92,972	6,318	1,867,982
Beyond five years	179,867	584,267	55,028	18,052	435,566	706,870	2,163	1,981,813
Total	$784,202	$2,249,260	$223,859	$77,240	$541,443	$822,141	$20,162	$4,718,307
Interest rate terms on amounts due after one year:
Fixed rate	$226,666	$608,801	$60,706	$25,583	$360,884	$338,150	$8,481	1,629,271
Adjustable rate	311,369	1,153,151	109,719	25,589	159,004	461,692	—	2,220,524

(1)	Includes certain construction loans that will convert to commercial mortgages and will be reclassified to commercial real estate upon the completion of the construction phase.
As of December 31, 2013, $10.7 million of loans scheduled to mature within one year were nonperforming.
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
Nonaccrual Loans    As a general rule, within commercial or home equity categories, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans. As permitted by banking regulations, certain consumer loans past due 90 days or more continue to accrue interest. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loans are well secured and in the process of collection. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), when the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.
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

Purchased Credit Impaired Loans    Purchased Credit Impaired (“PCI”) loans are acquired loans which had evidence of deterioration in credit quality at the purchase date and for which it is probable that all contractually required payments will not be collected. The PCI loans are recorded at fair value without any carryover of the allowance for loan losses. The excess cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield", is accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual in the same manner as originated loans, rather they are generally considered to be accruing loans because their interest income recognized relates to the accretable yield and not to contractual interest payments. The carrying amount of these purchased credit impaired loans was $29.5 million and $32.1 million as of December 31, 2013 and 2012, respectively. See Note 4, "Loans, Allowance for Loan Losses and Credit Quality" within Notes to Consolidated Financial Statements included in Item 8 hereof for more information.
Nonperforming Assets    Nonperforming assets are comprised of nonperforming loans, nonperforming securities, other real estate owned (“OREO”), and other assets in possession. Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest.
Nonperforming securities consist of securities that are on nonaccrual status. The Company holds five collateralized debt obligation securities (“CDOs”) comprised of pools of trust preferred securities issued by banks and insurance companies, which are currently deferring interest payments on certain tranches within the bonds’ structures, including the tranches held by the Company. The bonds are anticipated to continue to defer interest until cash flows are sufficient to satisfy certain collateralization levels designed to protect more senior tranches. As a result, the Company has placed the five securities on nonaccrual status and has reversed any previously accrued income related to these securities.
OREO consists of real estate properties, which have served as collateral to secure loans, that are controlled or owned by the Bank. These properties are recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the valuation allowance, but not below zero. All costs incurred thereafter in maintaining the property are generally charged to noninterest expense. In the event the real estate is utilized as a rental property, rental income and expenses are recorded as incurred.
Other assets in possession typically consist of foreclosed non-real estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 9 — Nonperforming Assets

	December 31
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis(1)
Commercial and industrial	$4,178	$2,666	$1,883	$3,123	$4,205
Commercial real estate	11,834	6,574	13,109	9,836	18,525
Small business	633	570	542	887	793
Residential real estate	10,329	11,472	9,867	6,728	10,829
Home equity	7,068	7,311	3,130	1,752	1,166
Other consumer	92	121	381	505	373
Total	$34,134	$28,714	$28,912	$22,831	$35,891
Loans past due 90 days or more but still accruing
Residential real estate	$462	$—	$—	$—	$—
Home equity	—	—	—	4	—
Other consumer	63	52	41	273	292
Total	$525	$52	$41	$277	$292
Total nonperforming loans	$34,659	$28,766	$28,953	$23,108	$36,183
Nonaccrual securities(2)	1,541	1,511	1,272	1,051	920
Other assets in possession	167	176	266	61	148
Other real estate owned	7,466	11,974	6,658	7,273	3,994
Total nonperforming assets	$43,833	$42,427	$37,149	$31,493	$41,245
Nonperforming loans as a percent of gross loans	0.73%	0.64%	0.76%	0.65%	1.07%
Nonperforming assets as a percent of total assets	0.72%	0.74%	0.75%	0.67%	0.92%

(1)	Included in these amounts were $7.5 million, $6.6 million, $9.2 million, $4.0 million, and $3.4 million of TDRs on nonaccrual at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(2)	Amounts represent the fair value of nonaccrual securities. The Company had five nonaccrual securities in 2013, and six nonaccrual securities in 2012, 2011, 2010 and 2009.

The following table summarizes the changes in nonperforming assets for the periods indicated:

Table 10 — Activity in Nonperforming Assets

	Years Ended December 31
	2013		2012
	(Dollars in thousands)
Nonperforming assets beginning balance		$42,427		$37,149
New to nonperforming		56,288		42,606
Loans charged-off		(10,518)		(16,591)
Loans paid-off		(26,617)		(10,381)
Loans restored to accrual status		(9,808)		(9,091)
Loans transferred to other real estate owned/other assets		(2,869)		(7,061)
Change to other real estate owned:
New to other real estate owned	$2,869		$7,061
Acquired other real estate owned	419		2,633
Valuation write down	(1,483)		(776)
Sale of other real estate owned	(8,854)		(5,871)
Capital improvements to other real estate owned	2,541		2,269
Total change to other real estate owned		(4,508)		5,316
Net change in nonaccrual securities		31		239
Other		(593)		241
Nonperforming assets ending balance		$43,833		$42,427

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 11 — Troubled Debt Restructurings

	December 31
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Performing troubled debt restructurings	$38,410	$46,764	$37,151	$26,091	$10,484
Nonaccrual troubled debt restructurings	7,454	6,554	9,230	3,982	3,498
Total	$45,864	$53,318	$46,381	$30,073	$13,982
Performing troubled debt restructurings as a % of total loans	0.81%	1.03%	0.98%	0.73%	0.31%
Nonaccrual troubled debt restructurings as a % of total loans	0.16%	0.15%	0.24%	0.11%	0.10%
Total troubled debt restructurings as a % of total loans	0.97%	1.18%	1.22%	0.84%	0.41%

The following table summarizes changes in TDRs for the periods indicated:

Table 12 — Activity in Troubled Debt Restructurings

	December 31
	2013	2012
	(Dollars in thousands)
TDRs beginning balance	$53,318	$46,381
New to TDR status	6,789	8,350
Court ordered concessions (1)	—	5,143
Paydowns	(13,307)	(6,080)
Charge-offs	(936)	(476)
Loans removed from TDR status	—	—
TDRs ending balance	$45,864	$53,318

(1) Represents consumer loans where the borrower's obligation has been effectively discharged through Chapter 7 Bankruptcy and the borrower has not reaffirmed the debt for all applicable prior periods.

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 13 — Interest Income Recognized/Collected on Nonaccrual Loans and Troubled Debt Restructurings

	Years Ended December 31
	2013	2012	2011
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$2,154	$2,022	$1,265
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	2,510	2,879	2,484
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
At December 31, 2013, impaired loans included all commercial and industrial loans, commercial real estate loans, commercial construction, and small business loans that are on nonaccrual status, TDRs, and other loans that have been categorized as impaired. Total impaired loans at December 31, 2013 and 2012 were $72.1 million and $66.7 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 8 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At December 31, 2013, there were 64 relationships, with an aggregate balance of $78.6 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.

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
As of December 31, 2013, the allowance for loan losses totaled $53.2 million, or 1.13% of total loans, as compared to $51.8 million, or 1.15% of total loans, at December 31, 2012. The increase in the aggregate amount of allowance is driven by shifts in the composition of the loan portfolio mix and loan growth, offset by improvements in certain asset quality measures. The decrease in the amount of the allowance as a percentage of loans is largely attributable to the acquired loans which are accounted for at fair value, with no carryover of the related allowance.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:
Table 14 — Summary of Changes in the Allowance for Loan Losses

	December 31
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Average total loans	$4,556,351	$4,022,349	$3,681,418	$3,434,769	$3,177,949
Allowance for loan losses, beginning of year	$51,834	$48,260	$46,255	$42,361	$37,049
Charged-off loans:
Commercial and industrial	2,683	6,191	2,888	5,170	1,663
Commercial real estate	3,587	4,348	2,631	3,448	834
Commercial construction	308	—	769	1,716	2,679
Small business	773	616	1,190	2,279	2,047
Residential real estate	622	1,094	559	557	829
Home equity	1,370	3,178	1,626	939	1,799
Other consumer	1,175	1,165	1,678	2,078	3,404
Total charged-off loans	10,518	16,592	11,341	16,187	13,255
Recoveries on loans previously charged-off
Commercial and industrial	272	963	420	361	27
Commercial real estate	206	188	97	1	—
Commercial construction	100	—	500	—	—
Small business	279	134	160	217	204
Residential real estate	143	151	—	59	105
Home equity	135	93	52	131	41
Other consumer	588	581	635	657	855
Total recoveries	1,723	2,110	1,864	1,426	1,232
Net loans charged-off
Commercial and industrial	2,411	5,228	2,468	4,809	1,636
Commercial real estate	3,381	4,160	2,534	3,447	834
Commercial construction	208	—	269	1,716	2,679
Small business	494	482	1,030	2,062	1,843
Residential real estate	479	943	559	498	724
Home equity	1,235	3,085	1,574	808	1,758
Other consumer	587	584	1,043	1,421	2,549
Total net loans charged-off	8,795	14,482	9,477	14,761	12,023
Provision for loan losses	10,200	18,056	11,482	18,655	17,335
Total allowances for loan losses, end of year	$53,239	$51,834	$48,260	$46,255	$42,361
Net loans charged-off as a percent of average total loans	0.19%	0.36%	0.26%	0.43%	0.38%
Allowance for loan losses as a percent of total loans	1.13%	1.15%	1.27%	1.30%	1.25%
Allowance for loan losses as a percent of nonperforming loans	153.61%	180.19%	166.68%	200.17%	117.07%
Net loans charged-off as a percent of allowance for loan losses	16.52%	27.94%	19.64%	31.91%	28.38%
Recoveries as a percent of charge-offs	16.38%	12.72%	16.44%	8.81%	9.29%

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
The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 15 — Summary of Allocation of Allowance for Loan Losses

	December 31
	2013		2012		2011		2010		2009
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Allocated Allowance
Commercial and industrial	$15,622	16.6%	$13,461	15.2%	$11,682	15.2%	$10,423	14.1%	$7,545	11.0%
Commercial real estate	24,541	47.7%	22,598	46.9%	23,514	48.6%	21,939	48.4%	19,451	47.5%
Commercial construction	3,371	4.7%	2,811	4.2%	2,076	3.4%	2,145	3.6%	2,457	5.5%
Small business	1,215	1.6%	1,524	1.7%	1,896	2.1%	3,740	2.3%	3,372	2.4%
Residential real estate	2,760	11.5%	2,930	13.6%	3,113	11.3%	2,915	13.4%	2,840	16.4%
Home equity	5,036	17.5%	7,703	17.8%	4,597	18.3%	3,369	16.3%	3,945	13.9%
Other consumer	694	0.4%	807	0.6%	1,382	1.1%	1,724	1.9%	2,751	3.3%
Total	$53,239	100.0%	$51,834	100.0%	$48,260	100.0%	$46,255	100.0%	$42,361	100.0%
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

Federal Home Loan Bank Stock    The Bank holds an investment in Federal Home Loan Bank (“FHLB”) of Boston's stock, which amounted to $39.9 million at December 31, 2013 and $41.8 million at December 31, 2012, as the FHLB repurchased excess capital stock in 2013. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Identifiable Intangible Assets    Goodwill and Identifiable Intangible Assets were $182.6 million and $162.1 million at December 31, 2013 and December 31, 2012, respectively. The increase in 2013 was due to the Mayflower acquisition. The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. The Company performed its annual goodwill impairment testing during the third quarter of 2013 and determined that the Company's goodwill was not impaired. Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes that indicated impairment of identifiable intangible assets. For additional information regarding the goodwill and identifiable intangible assets, see Note 6, “Goodwill and Identifiable Intangible Assets” within Notes to Consolidated Financial Statements included in Item 8 hereof.
Cash Surrender Value of Life Insurance Policies    The Bank holds life insurance policies for the purpose of funding the Bank’s future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $100.4 million and $97.3 million at December 31, 2013 and December 31, 2012, respectively. The Bank recorded tax exempt income from the life insurance policies of $3.2 million, $3.1 million, and $3.2 million in 2013, 2012, and 2011, respectively. Also during 2013 and 2012, the Company recognized gains on life insurance benefits in the amount of $227,000 and $1.3 million, respectively. These gains are also tax-exempt income to the Company.
Deposits    As of December 31, 2013, deposits of $5.0 billion were $439.7 million, or 9.7%, higher than the prior year-end, driven mainly by the Mayflower acquisition. However, the Company also experienced organic growth in deposits, fueled by increases in business deposits from commercial loan customers, as well as small business customers, inflows of municipal deposits and higher consumer deposits resulting from strong household growth during the year. On an organic basis, time deposits decreased by 10.6%, as the Company continues to focus on core deposits. Core deposits, which the Company defines as nontime and nonbrokered deposits, increased by $449.2 million, or 11.9%, during 2013 and now comprise 84.9% of total deposits.

The following table summarizes the organic deposit growth during the periods indicated:

Table 16 - Components of Deposit Growth

	December 31		Mayflower	Organic	Organic
	2013	2012	Acquisition	Growth/(Decline)	Growth/(Decline) %
	(Dollars in thousands)
Demand deposits	$1,369,432	$1,248,394	$40,056	$80,982	6.5%
Savings and interest checking accounts	1,940,153	1,691,187	84,295	164,671	9.7%
Money market	933,205	853,971	24,195	55,039	6.4%
Time certificates of deposit	743,628	753,125	70,331	(79,828)	(10.6)%
Total deposits	$4,986,418	$4,546,677	$218,877	$220,864	4.9%

The following table sets forth the average balances of the Bank’s deposits for the periods indicated:
Table 17 — Average Balances of Deposits

	December 31
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand deposits	$1,271,616	27.5%	$1,070,577	26.7%	$910,701	24.9%
Savings and interest checking	1,735,211	37.6%	1,484,758	37.1%	1,355,478	37.2%
Money market	887,936	19.2%	803,656	20.1%	728,380	19.9%
Time certificates of deposits	724,644	15.7%	646,873	16.1%	656,486	18.0%
Total	$4,619,407	100.0%	$4,005,864	100.0%	$3,651,045	100.0%

The following table sets forth the maturities of the Bank’s time certificates of deposits in the amount of $100,000 or more as of December 31, 2013:
Table 18 — Maturities of Time Certificates of Deposits $100,000 and Over

	Balance	Percentage
	(Dollars in thousands)
1 to 3 months	$86,601	29.1%
4 to 6 months	56,939	19.1%
7 to 12 months	83,552	28.0%
Over 12 months	70,892	23.8%
Total	$297,984	100.0%

The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposits investments for consumers, businesses and public entities. The economic downturn has made CDARS an attractive product for customers. In addition, the Bank may occasionally raise funds through brokered certificates of deposit. This channel allows the Bank to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. The following table sets forth the Bank’s brokered deposits as of the dates indicated:
Table 19 — Brokered Deposits

	December 31
	2013	2012
	(Dollars in thousands)
CDARS	$53,748	$72,218
Brokered certificates of deposit	13,753	13,718
Brokered money market	10,000	10,000
Total brokered deposits	$77,501	$95,936

Borrowings    The following table sets forth the balance of borrowings at the periods indicated:
Table 20 — Borrowings by Category

	December 31
	2013	2012	% Change
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$140,294	$271,569	(48.3)%
Wholesale repurchase agreements	50,000	50,000	—%
Customer repurchase agreements and other short-term borrowings	154,288	165,359	(6.7)%
Junior subordinated debentures	73,906	74,127	(0.3)%
Subordinated debentures	30,000	30,000	—%
Total	$448,488	$591,055	(24.1)%

See Note 8, "Borrowings" within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.
Capital Resources    The Federal Reserve, the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At December 31, 2013, the Company and the Bank exceeded the minimum requirements for all regulatory capital ratios. See Note 18, “Regulatory Matters” within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding capital requirements.

Results of Operations

Table 21 — Summary of Results of Operations

	Years Ended December 31
	2013	2012
	(Dollars in thousands)
Net income	$50,254	$42,627
Diluted earnings per share	$2.18	$1.95
Return on average assets	0.87%	0.83%
Return on average equity	9.09%	8.66%
Stockholders' equity as % of assets	9.70%	9.19%
Net Interest Margin	3.51%	3.75%

Net Interest Income    The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax-equivalent basis, net interest income was $183.5 million in 2013, a 5.6% increase from 2012 net interest income of $173.9 million.
The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for 2013, 2012, and 2011. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 22 — Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31
	2013			2012			2011
	AVERAGE BALANCE	INTEREST EARNED/ PAID	AVERAGE YIELD	AVERAGE BALANCE	INTEREST EARNED/ PAID	AVERAGE YIELD	AVERAGE BALANCE	INTEREST EARNED/ PAID	AVERAGE YIELD
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$80,349	$200	0.25%	$54,483	$132	0.24%	$65,053	$162	0.25%
Securities
Trading assets	—	—	—%	1,365	37	2.71%	8,329	285	3.42%
Taxable investment securities	566,764	15,137	2.67%	524,466	16,643	3.17%	540,564	20,041	3.71%
Nontaxable investment securities(1)	1,523	88	5.78%	1,746	140	8.02%	7,471	560	7.50%
Total securities	568,287	15,225	2.68%	527,577	16,820	3.19%	556,364	20,886	3.75%
Loans held for sale	27,693	774	2.79%	29,928	988	3.30%	14,646	482	3.29%
Loans(2)
Commercial and industrial	736,814	29,241	3.97%	625,789	25,309	4.04%	538,805	22,867	4.24%
Commercial real estate (1)	2,166,073	96,165	4.44%	1,923,602	93,582	4.86%	1,792,247	93,604	5.22%
Commercial construction	218,894	9,066	4.14%	159,271	6,698	4.21%	126,083	5,805	4.60%
Small business	76,700	4,272	5.57%	79,092	4,509	5.70%	78,851	4,606	5.84%
Total commercial	3,198,481	138,744	4.34%	2,787,754	130,098	4.67%	2,535,986	126,882	5.00%
Residential real estate	534,696	21,179	3.96%	436,737	18,330	4.20%	456,186	20,463	4.49%
Home equity	800,646	28,712	3.59%	765,228	28,124	3.68%	635,695	24,015	3.78%
Total consumer real estate	1,335,342	49,891	3.74%	1,201,965	46,454	3.86%	1,091,881	44,478	4.07%
Other consumer	22,528	2,047	9.09%	32,630	2,785	8.54%	53,551	4,171	7.79%
Total loans	4,556,351	190,682	4.18%	4,022,349	179,337	4.46%	3,681,418	175,531	4.77%
Total Interest-Earning Assets	$5,232,680	$206,881	3.95%	$4,634,337	$197,277	4.26%	$4,317,481	$197,061	4.56%
Cash and Due from Banks	127,171			67,085			55,897
Federal Home Loan Bank Stock	39,416			35,155			35,854
Other Assets	400,805			377,450			336,617
Total Assets	$5,800,072			$5,114,027			$4,745,849

Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$1,735,211	$3,107	0.18%	$1,484,758	$2,820	0.19%	$1,355,478	$3,216	0.24%
Money market	887,936	2,271	0.26%	803,656	2,461	0.31%	728,380	3,050	0.42%
Time certificates of deposits	724,644	5,246	0.72%	646,873	5,422	0.84%	656,486	7,089	1.08%
Total interest bearing deposits	3,347,791	10,624	0.32%	2,935,287	10,703	0.36%	2,740,344	13,355	0.49%
Borrowings
Federal Home Loan Bank borrowings	245,392	5,446	2.22%	224,553	5,277	2.35%	284,400	7,199	2.53%
Customer repurchase agreements and other short-term borrowings	150,286	276	0.18%	160,589	325	0.20%	143,904	536	0.37%
Wholesale repurchase agreements	50,000	1,158	2.32%	50,000	1,162	2.32%	50,000	1,748	3.50%
Junior subordinated debentures	74,017	4,049	5.47%	63,549	3,749	5.90%	61,857	3,663	5.92%
Subordinated debt	30,000	1,783	5.94%	30,000	2,177	7.26%	30,000	2,171	7.24%
Total borrowings	549,695	12,712	2.31%	528,691	12,690	2.40%	570,161	15,317	2.69%
Total interest-bearing liabilities	$3,897,486	$23,336	0.60%	$3,463,978	$23,393	0.68%	$3,310,505	$28,672	0.87%
Demand deposits	1,271,616			1,070,577			910,701
Other liabilities	78,392			87,104			67,221
Total liabilities	$5,247,494			$4,621,659			$4,288,427
Stockholders’ equity	552,578			492,368			457,422
Total liabilities and stockholders’ equity	$5,800,072			$5,114,027			$4,745,849
Net interest income(1)		$183,545			$173,884			$168,389
Interest rate spread(3)			3.35%			3.58%			3.69%
Net interest margin(4)			3.51%			3.75%			3.90%
Supplemental Information
Total deposits, including demand deposits	$4,619,407	$10,624		$4,005,864	$10,703		$3,651,045	$13,355
Cost of total deposits			0.23%			0.27%			0.37%
Total funding liabilities, including demand deposits	$5,169,102	$23,336		$4,534,555	$23,393		$4,221,206	$28,672
Cost of total funding liabilities			0.45%			0.52%			0.68%

(1)
The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $967,000, $1.1 million and $1.3 million in 2013, 2012, and 2011, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $1.5 million, $1.7 million, and $7.5 million, in 2013, 2012, and 2011, respectively, and nontaxable industrial development bonds with average balances of $39.4 million, $36.3 million, and $37.6 million in 2013, 2012, and 2011, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by prior year volume), (2) changes in volume (change in volume multiplied by prior year rate) and (3) changes in volume/rate (change in rate multiplied by change in volume) which is allocated to the change due to rate column:

Table 23 — Volume Rate Analysis

	Years Ended December 31
	2013 Compared To 2012			2012 Compared To 2011			2011 Compared To 2010
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest-earning deposits, federal funds sold and short term investments	$5	$63	$68	$(4)	$(26)	$(30)	$(4)	$(171)	$(175)
Securities
Trading assets	—	(37)	(37)	(10)	(238)	(248)	(17)	40	23
Taxable securities	(2,848)	1,342	(1,506)	(2,801)	(597)	(3,398)	(2,493)	(1,188)	(3,681)
Nontaxable securities(1)	(34)	(18)	(52)	9	(429)	(420)	25	(603)	(578)
Total securities			(1,595)			(4,066)			(4,236)
Loans held for sale	(140)	(74)	(214)	3	503	506	(118)	(66)	(184)
Loans
Commercial and industrial	(558)	4,490	3,932	(1,250)	3,692	2,442	(1,684)	5,094	3,410
Commercial real estate	(9,213)	11,796	2,583	(6,882)	6,860	(22)	(8,958)	8,345	(613)
Commercial construction	(139)	2,507	2,368	(635)	1,528	893	(281)	(1,421)	(1,702)
Small business	(101)	(136)	(237)	(111)	14	(97)	(90)	(133)	(223)
Total commercial			8,646			3,216			872
Residential real estate	(1,262)	4,111	2,849	(1,266)	(867)	(2,133)	(1,472)	(3,634)	(5,106)
Home equity	(714)	1,302	588	(784)	4,893	4,109	(372)	5,018	4,646
Total consumer real estate			3,437			1,976			(460)
Total other consumer	124	(862)	(738)	244	(1,630)	(1,386)	37	(2,665)	(2,628)
Loans(1)(2)			11,345			3,806			(2,216)
Total			$9,604			$216			$(6,811)
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(189)	$476	$287	$(703)	$307	$(396)	$(1,821)	$640	$(1,181)
Money market	(448)	258	(190)	(904)	315	(589)	(1,448)	(67)	(1,515)
Time certificates of deposits	(828)	652	(176)	(1,563)	(104)	(1,667)	(2,013)	(2,190)	(4,203)
Total interest-bearing deposits			(79)			(2,652)			(6,899)
Borrowings
Federal Home Loan Bank borrowings	(333)	534	201	(407)	(1,515)	(1,922)	(1,298)	(1,092)	(2,390)
Customer repurchase agreements and other short-term borrowings	(54)	(27)	(81)	(273)	62	(211)	(516)	84	(432)
Wholesale repurchase agreements	(4)	—	(4)	(586)	—	(586)	(368)	—	(368)
Junior subordinated debentures	(317)	617	300	(14)	100	86	(3)	—	(3)
Subordinated debt	(394)	—	(394)	6	—	6	1	—	1
Total borrowings			22			(2,627)			(3,192)
Total			$(57)			$(5,279)			$(10,091)
Change in net interest income			$9,661			$5,495			$3,280

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $967,000, $1.1 million, and $1.3 million in 2013, 2012, and 2011, respectively.

(2)	Loans include portfolio loans and nonaccrual loans, however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
The increase in net interest income is driven primarily by loan growth, fueled mainly by acquisitions, exceeding the impact of a continued decreasing interest rate environment.

Provision For Loan Losses    The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $10.2 million in 2013, compared with $18.1 million in 2012, a decrease of $7.9 million. Net charge-offs for the year ended December 31, 2013 totaled $8.8 million, a decrease of $5.7 million from the prior year.
The Company’s allowance for loan losses, as a percentage of total loans, was 1.13% at year end, as compared to 1.15% at December 31, 2012. The decrease in this percentage is the result of combined factors, including: 1) the additional loan portfolio acquired from Mayflower, which has been recorded at fair value; 2.) the resolution of certain impaired loans that previously carried specific loan loss allocations; and 3.) improvements observed in certain portfolio asset quality measures and other qualitative factors.
Regional and local general economic conditions showed improvement during 2013, as measured by employment levels, economic activity, and other regional economic indicators. Local residential real estate market fundamentals were improved during 2013, characterized by a higher level of home sales, lower inventory levels, and stabilized to improved prices compared to the same period in 2012. Regional commercial real estate market conditions were mixed, with some areas experiencing continued recovery, while others still exhibit higher vacancy rates and flat to negative absorption. Leading economic indicators suggest continued economic improvement heading into 2014.
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

Noninterest Income    The following table sets forth information regarding noninterest income for the periods shown:
Table 24 — Noninterest Income

	Years Ended December 31
			Change
	2013	2012	Amount	%
	(Dollars in thousands)
Deposit account fees	$17,940	$15,930	$2,010	12.6%
Interchange and ATM fees	10,883	9,783	1,100	11.2%
Investment management	16,832	14,779	2,053	13.9%
Mortgage banking income	6,734	6,500	234	3.6%
Increase in cash surrender value of life insurance policies	3,229	3,114	115	3.7%
Gain on life insurance benefits	227	1,307	(1,080)	(82.6)%
Gain on extinguishment of debt	763	—	763	100.0%
Loan level derivative income	3,439	3,457	(18)	(0.5)%
Net gain on sales of securities	230	116	114	98.3%
Other noninterest income	7,732	7,030	702	10.0%
Total	$68,009	$62,016	$5,993	9.7%
Noninterest income, which is generated by deposit account service charges, interchange and ATM fees, investment management services, mortgage banking activities, cash surrender value of life insurance, and miscellaneous other sources, amounted to $68.0 million in 2013, a $6.0 million, or 9.7%, increase from the prior year. The primary reasons for the variances in the noninterest income category shown in the preceding table are noted below:
Deposit account fees, which represented 26.4% of total noninterest income, increased from $15.9 million in 2012 to $17.9 million in 2013, mainly due to an increase in customer utilization of overdraft privileges on checking accounts.
Interchange and ATM fees increased $1.1 million, or 11.2%, due to increased debit card usage by the Bank’s customers, driven by increased promotion, marketing campaigns, and sales activity. The Bank's customer base has also increased due to strong household growth during 2013.

Investment management revenue increased by $2.1 million, or 13.9%, for the year ended December 31, 2013, as compared to the same period in 2012. The increase is attributable to strong sales results and general market appreciation, as well as an increase in assets under administration, which had risen to $2.3 billion at December 31, 2013 representing a 4.1% increase from the prior year.
The Company recognized gains on life insurance benefits in the amount of $227,000 and $1.3 million during 2013 and 2012, respectively, which represented tax-exempt income to the Company.
During 2013 the Company recognized a gain on the extinguishment of debt of $763,000 related to the payment of $60.0 million of Federal Home Loan Bank Advances, which were assumed as part of the acquisition of Central Bancorp, Inc. in November 2012.
Other noninterest income increased by $702,000, or 10.0%, for the year ended December 31, 2013, as compared to the same period in 2012, driven by gains on sale of OREO properties which increased by $763,000, increases in asset-based lending fee income of $260,000, merchant processing income of $178,000, foreign currency exchange fees of $136,000, as well as capital gain distributions of $260,000 related to the Company's equity portfolio. These increases were offset by a decrease of $798,000 associated with income in the prior year relating to the purchase of tax credits.

Noninterest Expense    The following table sets forth information regarding noninterest expense for the periods shown:
Table 25 — Noninterest Expense

	Years Ended December 31
			Change
	2013	2012	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$89,894	$84,014	$5,880	7.0%
Occupancy and equipment	19,650	17,307	2,343	13.5%
Data processing and facilities management	4,748	4,644	104	2.2%
Advertising	4,280	3,949	331	8.4%
FDIC assessment	3,579	3,232	347	10.7%
Consulting	3,322	2,801	521	18.6%
Debit card fees	2,994	2,510	484	19.3%
Merger & acquisitions	8,685	6,741	1,944	28.8%
Goodwill impairment	—	2,227	(2,227)	(100.0)%
Prepayment fees on borrowings	—	7	(7)	(100.0)%
Other noninterest expense	36,497	32,027	4,470	14.0%
Total	$173,649	$159,459	$14,190	8.9%
Inclusive of merger and acquisition costs, noninterest expense increased by $14.2 million, or 8.9%, during the year ended December 31, 2013 as compared to the same period in 2012. The primary reasons for the variances in the noninterest expense category shown in the preceding tables are noted below:
Salaries and employee benefits increased by $5.9 million, or 7.0%, for the year ended December 31, 2013, as compared to the same period in 2012, driven mainly by increases in base salaries and commissions earned and incentive compensation.
Occupancy and equipment expenses increased by $2.3 million, or 13.5% due partly to acquired facilities and snow removal costs during 2013.
Consulting expense increased during 2013 due to a number of strategic initiatives and projects performed throughout the various business units during the year.
Merger and acquisition expenses associated with the Mayflower acquisition were $6.9 million for the year ended 2013 and merger and acquisition expenses associated with the Central acquisition were $1.8 and $6.7 million for the years ended 2013 and 2012, respectively.

During 2012 the Company recorded a $2.2 million goodwill impairment charge, which represented the total amount of goodwill relating to Compass Exchange Advisors, LLC which was acquired in January 2007. There were no goodwill impairment charges recognized by the Company for the year ended December 31, 2013.
Total other noninterest expense increased by $4.5 million, or 14.0%, for the year ended December 31, 2013, as compared to the same period in 2012. The increase is primarily attributable to the following: mortgage operations expense increased $1.8 million, driven by the outsourcing of various mortgage banking functions, loan workout costs increased by $847,000, software maintenance increased by $468,000, intangible amortization increased by $461,000, and online banking expense increased by $439,000. Offsetting these increases were decreases in the following accounts: contract labor by $339,000, other losses and charge-offs by $364,000 and other legal expenses which decreased by $250,000.

Income Taxes    The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 26 — Tax Provision and Applicable Tax Rates

	December 31
	2013	2012	2011
	(Dollars in thousands)
Combined federal and state income tax provisions	$16,484	$14,673	$17,148
Effective income tax rates	24.7%	25.6%	27.4%
Blended federal and state statutory tax rate	40.9%	40.9%	41.2%
Effective July 1, 2008 Massachusetts state legislation was passed which enacted corporate tax reform. As a result of that legislation, the state tax rate was reduced by 1.5% over a three year period which began on January 1, 2010 and has resulted in a blended statutory rate of 40.9%. The Company's effective rate, which is lower than the statutory rate, is attributable to certain tax preference assets such as the non-taxable increase in cash surrender value of life insurance and tax exempt bonds as well as federal tax credits recognized, primarily in connection with the New Markets Tax Credit (“NMTC”) program. The decrease in the Company’s effective tax rate in 2013 was primarily attributable to additional New Markets Tax Credit recognized during the year.

The Company's subsidiaries have received several awards of tax credit allocation authority under the federal New Markets Tax Credit Program which enable the Company to recognize federal tax credits over a seven year period totaling 39.0% of the total award. The Company recognizes federal tax credits as capital investments are made into its subsidiaries to fund below market interest rate loans to qualifying businesses in low income communities. The following table details the remaining tax credit recognition by year associated with this program:
Table 27 — New Markets Tax Credit Recognition Schedule

Investment			2013	2014	2015	2016	2017	Thereafter	Total Remaining Credits
			(Dollars in thousands)
2007	$38.2	M	$2,292	$—	$—	$—	$—	$—	$2,292
2008	6.8	M	408	408	—	—	—	—	816
2009	10.0	M	600	600	600	—	—	—	1,800
2010	40.0	M	2,400	2,400	2,400	2,400	—	—	9,600
2012	21.4	M	1,071	1,071	1,285	1,285	1,285	1,285	7,282
2013	44.6	M	2,229	2,229	2,229	2,675	2,675	5,350	17,387
Total	$161.0	M	$9,000	$6,708	$6,514	$6,360	$3,960	$6,635	$39,177
For additional information related to the Company's income taxes see Note 13,"Income Taxes" within Notes to the Consolidated Financial Statements included in Item 8 hereof.
Dividends    The Company declared cash dividends of $0.88 per common share in 2013 and $0.84 in 2012. The 2013 and 2012 ratio of dividends paid to earnings was 30.09% and 52.77%, respectively. The variance in the payout ratios is due to the acceleration of the payment of the Company's 2012 fourth quarter dividend, which was paid on December 31, 2012, and would have been typically paid during the second week of the following month.
Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends of the Company will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deem appropriate.
Comparison of 2012 vs. 2011    The Company’s total assets were $5.8 billion, which represented an increase of $786.7 million, or 15.8%, at December 31, 2012 compared to December 31, 2011. A large driver of this increase is the Central Bancorp, Inc. acquisition that was completed on November 9, 2012. Total average assets were $5.1 billion and $4.7 billion in 2012 and 2011, respectively. Total securities of $507.6 million, at December 31, 2012, decreased $10.9 million compared to the $518.5 million reported on December 31, 2011. Total loans of $4.5 billion, at December 31, 2012, increased $724.6 million compared to the prior year end. Total deposits of $4.5 billion at December 31, 2012 reflected an increase of $669.8 million, or 17.3%, compared to December 31, 2011. Borrowings increased by $53.4 million, or 9.9%, during the year ended December 31, 2012. Stockholders’ equity increased by $60.3 million in 2012.
Net income for 2012 was $42.6 million, or $1.95 per diluted share, compared to $45.4 million, or $2.12 per diluted share, in 2011. Return on average assets and return on average common equity were 0.83% and 8.66%, respectively, for 2012 and 0.96% and 9.93%, respectively, for 2011.
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
Interest expense for the year ended December 31, 2012 decreased to $23.4 million from the $28.7 million recorded in 2011, a decrease of $5.3 million, or 18.4%. The total cost of funds decreased 16 basis points to 0.52% for 2012 as compared to 0.68% for 2011. Average interest-bearing deposits increased $194.9 million, or 7.1%, over the prior year while the cost of these deposits decreased from 0.37% in 2011 to 0.27% in 2012 primarily attributable to the active management of the Company's deposit costs.
Average borrowings decreased in 2012 by $41.5 million, or 7.3%, from the 2011 average balance, with the average cost of borrowings decreasing to 2.40% from 2.69%.
The provision for loan losses totaled $18.1 million in 2012, compared with $11.5 million in 2011, an increase of $6.6 million. The increase in the aggregate amount of provision for loan losses was the result of shifts in the composition of loan portfolio mix, as certain portfolios require different levels of allowance allocation based upon the risks associated with each portfolio, as well as portfolio growth of outstanding balances, offset by improvements in certain asset quality measures. The Company’s allowance for loan losses, as a percentage of total loans, was 1.15%, as compared to 1.27% at December 31, 2012 and 2011, respectively. The decrease is largely attributable to the acquired Central loans which are accounted for at fair value, with no carryover of the related allowance. Additionally, for the year ended December 31, 2012, net loan charge-offs totaled $14.5 million, an increase of $5.0 million from the prior year. This increase was impacted by a customer fraud situation, which resulted in a net charge-off of $4.8 million.
Noninterest income, which is generated by deposit account service charges, interchange and ATM fees, investment management services, mortgage banking activities, cash surrender value of life insurance, and miscellaneous other sources, amounted to $62.0 million in 2012, a $9.3 million, or 17.7%, increase from the prior year. The primary reasons for the variances in the noninterest income category are noted below:
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
Mortgage banking revenue of $6.5 million in 2012 increased by 54.9% from the $4.2 million recorded in 2011, reflective of strong mortgage originations and refinancing activity due to the low rate environment.

The Company received proceeds on life insurance policies in the amount of $2.7 million during the third quarter of 2012, resulting in a gain of $1.3 million, which represented tax-exempt income to the Company. There were no such proceeds received in the prior year.
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
Inclusive of merger and acquisition costs, noninterest expense increased by $13.7 million, or 9.4%, during the year ended December 31, 2012 as compared to the same period in 2011. Excluding merger and acquisition costs, goodwill impairment and other noncore items, noninterest expenses were well contained increasing only 3.8% over the prior year. The primary reasons for the variances in the noninterest expense category shown in the preceding table are noted below:
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
Total other noninterest expense increased by $2.5 million, or 9.1%, for the year ended December 31, 2012, as compared to the same period in 2011. The increase was primarily attributable to the following: contract labor increased $640,000 driven by the outsourcing of various mortgage banking functions, internet banking expense increased by $453,000 due to implementation of to a new on-line banking vendor, debit card expense increased $387,000 due to increased customer usage, and appraisal costs increased by $327,000 due to loan growth experienced during the year.

Risk Management
The Company’s Board of Directors and Executive Management have identified significant risk categories which affect the Company. The risk categories include: credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk and liquidity risk. The Board of Directors has approved a Risk Management Policy that addresses each category of risk. The Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Information Officer, Director of Residential Lending and Compliance, Executive Vice President of Commercial Lending and other members of management provide regular reports to the Board of Directors, identifying key risk issues and plans to address these issues. The Board of Directors will ensure the level of risk is within limits established by both the Risk Management Policy and other previously approved policies.
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
Strategic and Reputational Risk    Strategic and reputational risk represent the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, and failure to assess current and new opportunities in business, markets and products. Mitigation of strategic and/or reputational risk is achieved through robust annual strategic planning and frequent executive strategic reviews, ongoing competitive and technological observation, rigorous assessment processes of new product, new branch, and new business initiatives, adherence to ethical standards and a philosophy of customer advocacy, a structured process of customer complaint resolution, and ongoing reputational monitoring and management tools.
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

The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period, should not decline by more than 10%. The Company's core scenarios for December 31, 2013, included five instantaneous parallel shifts (“shock”) to market interest rates, and four gradual (12 to 24 months) shifts in interest rates. In 2013, the company also analyzed a separate alternative scenario labeled “Yield Curve Twist”, in which the yield curve steepened over the first 18 months of the simulation, raising long term rates, and then flattened over months 19-36 as the short term rates increased, targeting fed funds at 4.00%. The results of the scenarios are shown below:
Table 28 — Interest Rate Sensitivity

	Years Ended December 31
	2013		2012
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	0.1%	(3.2)%	(0.5)%	(5.5)%
+100	3.4%	5.4%	4.2%	3.9%
+200	7.0%	11.0%	8.1%	9.9%
+300	10.6%	16.7%	12.0%	15.5%
+400	14.1%	22.4%	15.7%	21.1%

Gradual rate shifts (basis points)
-100 over 12 months	0.4%	(2.0)%	0.3%	(4.1)%
+200 over 12 months	3.0%	9.4%	3.5%	7.7%
+400 over 24 months	3.0%	12.8%	3.6%	11.3%
Flat +500 over 12 months	3.6%	14.3%	4.4%	14.1%

Alternative scenarios
Yield curve twist	0.5%	3.3%	N/A	N/A

The Company's policy on interest rate risk simulation also specifies that estimated net interest income for the second year of all “core scenarios” should decline by less than 15.0%. The Company was well within policy limits at December 31, 2013 and 2012. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities quicker than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
The most significant factors affecting market risk exposure of the Company’s net interest income during 2013 were the shape of the U.S. Government securities and interest rate swap yield curve, the level of U.S. prime interest rate and LIBOR rates, and the level of interest rates being offered on long-term fixed rate loans.
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
The Company manages the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts and forward TBA mortgage contracts. An increase in market interest rates between the time the Company commits to terms on a loan and the time the Company ultimately sells the loan in the secondary market will have the effect of reducing the gain (or increasing the loss) the Company records on the sale. The Company attempts to mitigate this risk by entering into forward sales commitments and forward TBA mortgage contracts in amount sufficient to cover all closed loans and interest rate-locked loan commitments.
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
The Company actively manages its liquidity position under the direction of the Asset/ Liability Committee (ALCO). The Company’s primary measure of short-term liquidity is the Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets and short-term liabilities relative to total assets, was well within policy limits at December 31, 2013. The Basic Surplus measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Basic Surplus measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Basic Surplus measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows outstanding borrowing balances and the remaining unused liquidity capacity from various sources as of the periods indicated:
Table 29 — Sources of Liquidity

	December 31
	2013			2012
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$140,294	$668,143		$271,569	$661,922
Federal Reserve Bank of Boston	—	856,013		—	766,195
Unpledged securities	—	272,121		—	114,953
Wholesale repurchase agreements	50,000	—	(1)	50,000	—	(1)
Customer repurchase agreements	149,288	—	(1)	165,359	—	(1)
Junior subordinated debentures	73,906	—	(1)	74,127	—	(1)
Subordinated debt	30,000	—	(1)	30,000	—	(1)
Parent Company line of credit	5,000	5,000		12,000	8,000
Brokered deposits(2)	77,501	—	(1)	95,936	—	(1)
	$525,989	$1,801,277		$698,991	$1,551,070

(1)	The additional borrowing capacity has not been assessed for these categories.

(2)	Inclusive of $53.7 million and $72.2 million of brokered deposits acquired through participation in the CDARS program as of December 31, 2013 and 2012, respectively.
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

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments
The Company has entered into contractual obligations, commitments, and off-balance sheet financial instruments. The following tables summarize the Company’s contractual obligations, other commitments, contingencies, and off-balance sheet financial instruments at December 31, 2013:
Table 30 — Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet
Financial Instruments by Maturity

	Payments Due — By Period
Contractual Obligations, Commitments and Contingencies	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
FHLB advances(1)	$140,294	$105,027	$34,364	$—	$903
Junior subordinated debentures(1)	73,906	—	—	—	73,906
Subordinated debt	30,000	—	—	—	30,000
Time certificates of deposits	743,628	559,402	139,423	44,750	53
All other deposits with no maturity	4,242,790	—	—	—	4,242,790
Lease obligations	51,036	7,997	15,247	12,457	15,335
Vendor contracts	21,323	7,629	10,729	2,965	—
Retirement benefit obligations(2)	29,866	347	831	908	27,780
Wholesale repurchase agreements	50,000	—	50,000	—	—
Customer repurchase agreements	149,288	149,288	—	—	—
Other borrowings	5,000	5,000	—	—	—
Total Contractual Obligations	$5,537,131	$834,690	$250,594	$61,080	$4,390,767

	Amount of Commitment Expiring — By Period
Off-Balance Sheet Financial Instruments	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
Commitments to extend credit	$1,621,873	$666,307	$37,365	$62,004	$856,197
Standby letters of credit	18,923	18,603	320	—	—
Forward commitments to sell loans	8,053	8,053	—	—	—
Forward TBA mortgage contracts	12,000	12,000	—	—	—
Interest rate swaps - notional value(3)	150,000	50,000	75,000	25,000	—
Customer-related positions
Foreign exchange contracts - notional value(4)	11,367	11,367	—	—	—
Loan level interest rate swaps - notional value(5)	561,484	48,882	140,932	75,612	296,058
Total Commitments	$2,383,700	$815,212	$253,617	$162,616	$1,152,255

(1)
The Company has hedged certain short-term borrowings and variable rate junior subordinated debentures, effectively converting the borrowings to a fixed rate. Amounts maturing represent contractual amounts due, inclusive of fair value marks associated with acquired borrowings.

(2)
Retirement benefit obligations include expected contributions to the Company’s frozen pension plan, post retirement plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2013 — June 30, 2014. Contributions beyond this plan year cannot be quantified as they will be determined based upon the return on the investments in the plan and the discount rate used to quantify the liability. Expected contributions for the post retirement plan and supplemental executive retirement plans include obligations that are payable over the life of the participants.

(3)	Interest rate swaps on borrowings and junior subordinated debentures (Bank pays fixed, receives variable). Amounts relating to the notional principal amounts are not actually exchanged.

(4)	Offsetting positions to foreign exchange contracts offered to commercial borrowers through the Company’s derivative program. Amounts relating to the notional principal amounts are exchanged.

(5)	Offsetting positions to Interest rate swaps offered to commercial borrowers through the Company’s derivative program. Amounts relating to the notional principal amounts are not actually exchanged.

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
Income Taxes    The Company accounts for income taxes using two components of income tax expense, current and deferred.  Current taxes represent the net estimated amount due to or to be received from taxing authorities in the current year.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, and carry-forwards that exist at the end of a period. Deferred tax assets and liabilities are measured using enacted tax rates and provisions of the enacted tax law and are not discounted to reflect the time-value of money.  The effect of any change in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are assessed for recoverability and the Company would record a valuation allowance if it believes based on available evidence that it is more likely than not that the deferred tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company would record a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns. The Company had no recorded deferred tax valuation allowance as of December 31, 2013. Additionally, deferred tax assets and liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information. The Company may also record an unrecognized tax benefit related to uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. All movements in unrecognized tax benefits are recognized through the provision for income taxes. Taxes are discussed in more detail in Note 13, “Income Taxes” within Notes to the Consolidated Financial Statements included in Item 8 hereof.
Valuation of Goodwill/Intangible Assets and Analysis for Impairment    The Company has increased its market share through the acquisition of entire financial institutions accounted for under the acquisition method of accounting, as well as from the acquisition of branches (not the entire institution) and other nonbanking entities. For all acquisitions, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value the two step quantitative impairment test is performed. Step one of the quantitative impairment testing compares book value to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. Step one of the impairment testing was passed for all reporting units during 2013. The remainder of the Company’s goodwill relates to acquisitions that are fully integrated into the retail banking operations, which management does not consider to be at risk of failing step one in the near future. The Company’s intangible assets are subject to amortization and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be receivable. If applicable, the Company tests each of the intangibles by comparing the carrying value of the intangible to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.
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
We have audited the accompanying consolidated balance sheets of Independent Bank Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independent Bank Corp. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 28, 2014 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 28, 2014

Consolidated Balance Sheets

	December 31
	2013	2012
	(Dollars in thousands)
Assets
Cash and due from banks	$168,106	$98,144
Interest-earning deposits with banks	48,219	117,330
Securities
Securities available for sale	356,862	329,286
Securities held to maturity (fair value $346,455 and $185,824)	350,652	178,318
Total securities	707,514	507,604
Loans held for sale (at fair value)	8,882	48,187
Loans
Commercial and industrial	784,202	687,511
Commercial real estate	2,249,260	2,122,153
Commercial construction	223,859	188,768
Small business	77,240	78,594
Residential real estate	541,443	612,881
Home equity - 1st position	497,075	487,246
Home equity - 2nd position	325,066	314,903
Other consumer	20,162	26,955
Total loans	4,718,307	4,519,011
Less: allowance for loan losses	(53,239)	(51,834)
Net loans	4,665,068	4,467,177
Federal Home Loan Bank stock	39,926	41,767
Bank premises and equipment, net	64,950	55,227
Goodwill	170,421	150,391
Identifiable intangible assets	12,221	11,753
Cash surrender value of life insurance policies	100,406	97,261
Other real estate owned and other foreclosed assets	7,633	12,150
Other assets	105,888	149,994
Total assets	$6,099,234	$5,756,985
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$1,369,432	$1,248,394
Savings and interest checking accounts	1,940,153	1,691,187
Money market	933,205	853,971
Time certificates of deposit over $100,000	297,984	317,438
Other time certificates of deposits	445,644	435,687
Total deposits	4,986,418	4,546,677
Borrowings
Federal home loan bank borrowings	140,294	271,569
Customer repurchase agreements and other short-term borrowings	154,288	165,359
Wholesale repurchase agreements	50,000	50,000
Junior subordinated debentures	73,906	74,127
Subordinated debentures	30,000	30,000
Total borrowings	448,488	591,055
Other liabilities	72,788	89,933
Total liabilities	5,507,694	5,227,665
Commitments and contingencies
Stockholders' Equity
Preferred stock, $.01 par value. authorized: 1,000,000 shares outstanding: none	—	—
Common stock, $.01 par value. authorized: 75,000,000 issued and outstanding: 23,805,984 shares in 2013 and 22,774,009 shares in 2012	235	225
(includes 268,290 and 264,124 shares of unvested participating restricted stock awards, respectively)
Shares held in rabbi trust at cost: 178,765 shares in 2013 and 179,814 shares in 2012	(3,404)	(3,179)
Deferred compensation obligation	3,404	3,179
Additional paid in capital	305,179	269,950
Retained earnings	293,560	263,671
Accumulated other comprehensive loss, net of tax	(7,434)	(4,526)
Total stockholders' equity	591,540	529,320
Total liabilities and stockholders' equity	$6,099,234	$5,756,985
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31
	2013	2012	2011
	(Dollars in thousands, except per share data)
Interest income
Interest on loans, including fees	$189,748	$178,309	$174,450
Taxable interest and dividends on securities	15,137	16,681	20,326
Nontaxable interest and dividends on securities	55	82	331
Interest on loans held for sale	774	988	482
Interest on federal funds sold	200	132	162
Total interest and dividend income	205,914	196,192	195,751
Interest expense
Interest on deposits	10,624	10,703	13,355
Interest on borrowings	12,712	12,690	15,317
Total interest expense	23,336	23,393	28,672
Net interest income	182,578	172,799	167,079
Provision for loan losses	10,200	18,056	11,482
Net interest income after provision for loan losses	172,378	154,743	155,597
Noninterest income
Deposit account fees	17,940	15,930	16,628
Interchange and ATM fees	10,883	9,783	7,733
Investment management	16,832	14,779	13,532
Mortgage banking income	6,734	6,500	4,197
Increase in cash surrender value of life insurance policies	3,229	3,114	3,170
Gain on life insurance benefits	227	1,307	—
Gain on extinguishment of debt	763	—	—
Loan level derivative income	3,439	3,457	2,093
Net gain on sales of securities	230	116	723
Other noninterest income	7,732	7,030	4,624
Total noninterest income	68,009	62,016	52,700
Noninterest expenses
Salaries and employee benefits	89,894	84,014	81,275
Occupancy and equipment expenses	19,650	17,307	16,916
Data processing & facilities management	4,748	4,644	4,891
FDIC assessment	3,579	3,232	3,496
Advertising	4,280	3,949	3,876
Consulting	3,322	2,801	2,660
Debit card	2,994	2,510	2,123
Goodwill impairment	—	2,227	—
Merger and acquisition	8,685	6,741	—
Prepayment fees on borrowings	—	7	757
Other noninterest expenses	36,497	32,027	29,719
Total noninterest expenses	173,649	159,459	145,713
Income before income taxes	66,738	57,300	62,584
Provision for income taxes	16,484	14,673	17,148
Net income	$50,254	$42,627	$45,436
Basic earnings per share	$2.18	$1.96	$2.12
Diluted earnings per share	$2.18	$1.95	$2.12
Weighted average common shares (basic)	23,011,814	21,782,499	21,422,757
Common share equivalents	76,764	29,817	28,830
Weighted average common shares (diluted)	23,088,578	21,812,316	21,451,587
Cash dividends declared per common share	$0.88	$0.84	$0.76
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Net income	$50,254	$42,627	$45,436
Other comprehensive loss, net of tax
Unrealized gains (losses) on securities
Change in fair value of securities available for sale	(7,365)	(1,141)	181
Less: net security (gains) losses reclassified into earnings	136	(45)	(88)
Net change in fair value of securities available for sale	(7,501)	(1,096)	269
Unrealized gains (losses) on cash flow hedges
Change in fair value of cash flow hedges	350	(2,122)	(7,021)
Less: net cash flow hedge losses reclassified into earnings	(3,385)	(3,204)	(3,198)
Net change in fair value of cash flow hedges	3,735	1,082	(3,823)
Net gain (loss) during the period and amortization of certain costs included in net periodic retirement costs	858	(26)	(166)
Total other comprehensive loss	(2,908)	(40)	(3,720)
Total comprehensive income	$47,346	$42,587	$41,716

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(Dollars in thousands, except per share data)
Balance December 31, 2010	21,220,801	$210	$(2,738)	$2,738	$226,708	$210,320	$(766)	$436,472
Net income	—	—	—	—	—	45,436	—	45,436
Other comprehensive loss	—	—	—	—	—	—	(3,720)	(3,720)
Common dividend declared ($0.76 per share)	—	—	—	—	—	(16,304)	—	(16,304)
Proceeds from exercise of stock options	186,518	2	—	—	4,125	—	—	4,127
Tax benefit related to equity award activity	—	—	—	—	20	—	—	20
Stock based compensation	—	—	—	—	2,483	—	—	2,483
Restricted stock awards issued, net of awards surrendered	60,495	—	—	—	(361)	—	—	(361)
Shares issued under direct stock purchase plan	31,954	1	—	—	823	—	—	824
Deferred compensation obligation	—	—	(242)	242	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	80	—	—	80
Balance December 31, 2011	21,499,768	$213	$(2,980)	$2,980	$233,878	$239,452	$(4,486)	$469,057
Net income	—	—	—	—	—	42,627	—	42,627
Other comprehensive loss	—	—	—	—	—	—	(40)	(40)
Common dividend declared ($0.84 per share)	—	—	—	—	—	(18,408)	—	(18,408)
Common stock issued for acquisition	1,068,514	11	—	—	30,378	—	—	30,389
Proceeds from exercise of stock options, net of cash paid	61,326	1	—	—	1,107	—	—	1,108
Tax benefit related to equity award activity	—	—	—	—	426	—	—	426
Stock based compensation	—	—	—	—	2,845	—	—	2,845
Restricted stock awards issued, net of awards surrendered	86,254	—	—	—	(467)	—	—	(467)
Shares issued under direct stock purchase plan	58,147	—	—	—	1,691	—	—	1,691
Deferred compensation obligation	—	—	(199)	199	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	92	—	—	92
Balance December 31, 2012	22,774,009	$225	$(3,179)	$3,179	$269,950	$263,671	$(4,526)	$529,320
Net income	—	—	—	—	—	50,254	—	50,254
Other comprehensive loss	—	—	—	—	—	—	(2,908)	(2,908)
Common dividend declared ($0.88 per share)	—	—	—	—	—	(20,365)	—	(20,365)
Common stock issued for acquisition	818,650	8	—	—	29,382	—	—	29,390
Proceeds from exercise of stock options, net of cash paid	98,807	1	—	—	2,474	—	—	2,475
Tax benefit related to equity award activity	—	—	—	—	503	—	—	503
Stock based compensation	—	—	—	—	2,462	—	—	2,462
Restricted stock awards issued, net of awards surrendered	86,331	1	—	—	(670)	—	—	(669)
Shares issued under direct stock purchase plan	28,187	—	—	—	969	—	—	969
Deferred compensation obligation	—	—	(225)	225	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	109	—	—	109
Balance December 31, 2013	23,805,984	$235	$(3,404)	$3,404	$305,179	$293,560	$(7,434)	$591,540
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Cash flow from operating activities
Net income	$50,254	$42,627	$45,436
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	8,490	10,212	9,634
Provision for loan losses	10,200	18,056	11,482
Deferred income tax expense (benefit)	2,557	(1,919)	91
Net gain on investments	(230)	(116)	(723)
Loss on write-down of investments in securities available for sale	—	76	243
Loss (gain) on fixed assets	560	(30)	353
Gain on extinguishment of debt	(763)	—	—
Impairment of goodwill	—	2,227	—
Gain resulting from early termination of a hedging relationship	—	(22)	—
Loss on other real estate owned and foreclosed assets	606	996	1,562
Realized gain on sale leaseback transaction	(1,034)	(1,034)	(1,034)
Stock based compensation	2,462	2,845	2,483
Excess tax benefit from stock based compensation	(503)	(426)	(20)
Increase in cash surrender value of life insurance policies	(3,229)	(3,114)	(3,159)
Gain on life insurance benefits	(227)	(1,307)	—
Change in fair value on loans held for sale	—	141	(856)
Net change in
Trading assets	—	(265)	(643)
Loans held for sale	39,305	(27,828)	8,273
Other assets	48,903	(1,575)	(31,524)
Other liabilities	(16,016)	4,408	14,871
Total adjustments	91,081	1,325	11,033
Net cash provided by operating activities	141,335	43,952	56,469
Cash flows used in investing activities
Proceeds from sales of securities available for sale	3,506	2,101	14,639
Proceeds from maturities and principal repayments of securities available for sale	81,727	101,808	108,312
Purchases of securities available for sale	(47,975)	(93,647)	(50,975)
Proceeds from maturities and principal repayments of securities held to maturity	49,165	59,887	44,090
Purchases of securities held to maturity	(222,027)	(34,239)	(47,343)
Redemption of Federal Home Loan Bank stock	3,093	2,290	—
Proceeds from life insurance policies	—	3,280	—
Purchases of life insurance policies	(267)	(267)	(267)
Net increase in loans	(84,264)	(297,394)	(256,282)
Cash provided by (used in) business combinations, net of cash acquired	10,520	(8,965)	(457)
Purchase of bank premises and equipment	(9,293)	(6,263)	(8,317)
Proceeds from the sale of bank premises and equipment	29	67	496
Proceeds resulting from early termination of a hedging relationship	—	22	—
Proceeds from the sale of other real estate owned and foreclosed assets	9,731	5,649	6,276
Capital improvements to other real estate owned	(2,541)	(2,268)	(938)
Net cash used in investing activities	(208,596)	(267,939)	(190,766)
Cash flows provided by financing activities
Net decrease in time deposits	(79,136)	(21,074)	(63,014)
Net increase in other deposits	300,000	333,488	312,060
Net (decrease) increase in short-term Federal Home Loan Bank borrowings	(50,000)	—	50,000
Proceeds from long-term Federal Home Loan Bank borrowings	—	—	856
Repayments of long-term Federal Home Loan Bank borrowings	(79,946)	(79,991)	(123,000)
Net (decrease) increase in customer repurchase agreements	(4,071)	(12,769)	48,009
Net (decrease) increase in other short term borrowings	(7,000)	1,947	—
Net decrease in treasury tax and loan notes	—	—	(3,044)
Proceeds from exercise of stock options, net of cash paid	2,475	1,108	4,127

Restricted shares surrendered	(669)	(467)	(361)
Excess tax benefit from stock based compensation	503	426	20
Tax benefit from deferred compensation obligations	109	92	80
Proceeds from shares issued under direct stock purchase plan	969	1,691	824
Common dividends paid	(15,122)	(22,494)	(16,038)
Net cash provided by financing activities	68,112	201,957	210,519
Net increase (decrease) in cash and cash equivalents	851	(22,030)	76,222
Cash and cash equivalents at beginning of year	215,474	237,504	161,282
Cash and cash equivalents at end of year	$216,325	$215,474	$237,504
Cash paid during the year for
Interest on deposits and borrowings	$23,475	$23,205	$29,659
Income taxes	$12,171	$11,059	$18,962
Supplemental schedule of noncash investing and financing activities
Transfer of loans to foreclosed assets	$2,869	$7,061	$6,285
In conjunction with the purchase acquisition detailed in note 2 to the consolidated financial statements, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$29,390	$30,389	$—
Fair value of assets acquired, net of cash acquired	241,395	547,219	—
Fair value of liabilities assumed	222,525	507,865	—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Independent Bank Corp. (the "Company”) is a bank holding company whose principal subsidiary is Rockland Trust Company (“Rockland Trust” or the “Bank”). Rockland Trust is a state-chartered commercial bank, which operates 75 full service and three limited service retail branches, twelve commercial banking centers, five investment management offices and five mortgage lending centers, all of which are located in Eastern Massachusetts, including Cape Cod, with the exception of an investment management group/commercial lending office located in Providence, Rhode Island. Rockland Trust deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, income taxes, valuation and potential impairment of investment securities, other-than-temporary impairment (“OTTI”) of certain investment securities, as well as valuation of goodwill and other intangibles and their respective analyses of impairment.
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
Loans originated by the Bank to lessors of nonresidential buildings represented 16.0% and 14.3% of the total loan portfolio as of December 31, 2013 and 2012, respectively. Within this concentration category the Company believes it is well diversified among collateral property types and tenant industries.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, inclusive of interest-earning deposits held at the Federal Reserve Bank and Federal Home Loan Bank, and federal funds sold. Generally, federal funds are sold for up to two week periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities
Investment securities are classified at the time of purchase as “available for sale,” “held to maturity,” or “trading.” Classification is constantly re-evaluated for consistency with corporate goals and objectives. Trading securities would be recorded at fair value with subsequent changes in fair value recorded in earnings. Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with changes in fair value excluded from earnings and reported in other comprehensive income, net of related tax. Purchase premiums and discounts are recognized in interest income, using the interest method, to arrive at periodic interest income at a constant effective yield, thereby reflecting the securities market yield. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
Declines in the fair value of held to maturity and available for sale securities below their amortized cost deemed to be OTTI are written down to fair value as determined by a cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and recognized in earnings and the remainder of the OTTI charge is considered to be due to other factors, such as liquidity or interest rates, and thus is not recognized in earnings, but rather through other comprehensive income, net of related tax. The Company evaluates individual securities that have fair values below cost for six months or longer, or for a shorter period of time if considered appropriate by management, to determine if the decline in fair value is other-than-temporary. Consideration is given to the obligor of the security, whether the security is guaranteed, whether there is a projected adverse change in cash flows, the liquidity of the security, the type of security, the capital position of security issuers, and payment history of the security, amongst other factors when evaluating such securities.
Loans Held for Sale
The Bank primarily classifies new residential real estate mortgage loans as held for sale based on intent, which is determined when loans are underwritten. Residential real estate mortgage loans not designated as held for sale are retained based upon available liquidity, for interest rate risk management and other business purposes.
The Company has elected the fair value option to account for originated closed loans intended for sale. Accordingly, changes in fair value relating to loans intended for sale are recorded in earnings and are offset by changes in fair value relating to interest rate lock commitments, forward sales commitments, and forward To Be Announced ("TBA") mortgage contracts. Gains and losses on residential loan sales (sales proceeds minus carrying amount) are recorded in mortgage banking income. Direct loan origination costs and fees are deferred upon origination and are recognized on the date of sale.
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
Loans are generally placed on nonaccrual status if the payment of principal or interest is past due more than 90 days, or sooner if management considers such action to be prudent. As permitted by banking regulations, consumer loans past due 90 days or more may continue to accrue interest, however, such loans are usually charged-off after 120 days of delinquency. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. However, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until; it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), management no longer has doubt about the collection of principal and interest, the loan is liquidated, or the loan is determined to be uncollectible and is charged-off against the allowance for loan losses. When doubt exists as to the collectability of a loan, any payments received are applied to reduce the recorded investment in the asset to the extent necessary to eliminate such doubt. For all loan portfolios, a charge-off occurs when the Company determines that a specific loan, or portion thereof, is uncollectible.  This determination is made based on managements’ review of specific facts and circumstances of the individual loan, including assessing the viability of the customer’s business or project as a going concern, the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Acquired loans
All acquired loans are recorded at fair value with no carryover of the allowance for loan losses. At acquisition, loans are also reviewed to determine if the loan has evidence of deterioration in credit quality and to review if it is probable, at acquisition, that all contractually required payments will not be collected. Such loans are deemed to be purchased credit impaired ("PCI") loans. Under the accounting model for PCI loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield", is accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual in the same manner as originated loans. Rather, acquired loans are generally considered to be accruing loans because their interest income relates to the accretable yield recognized and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the "nonaccretable difference", includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans.
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
A decrease in expected cash flows in subsequent periods may indicate that the loan is impaired which would likely require the recognition of a charge-off against the allowance for loan losses. An increase in expected cash flows in subsequent periods serves, first, to reduce any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan. The adjustment of accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2013 and 2012, the reserve for unfunded loan commitments was $716,000 and $633,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan Servicing
Servicing assets are recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. Servicing rights are originally recorded at fair value within other assets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment at each reporting date. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, default rates and losses. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.
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
Goodwill and Identifiable Intangible Assets
Goodwill is the price paid which exceeds the net fair value of acquired businesses and is not amortized. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, the two step quantitative impairment test is performed. Step one of the quantitative impairment test compares book value to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Cash Surrender Value of Life Insurance Policies
Increases in the cash surrender value (“CSV”) of life insurance policies, as well as benefits received net of any CSV, are recorded in other noninterest income, and are not subject to income taxes. The CSV of the policies are recorded as assets of the Bank, with liabilities recognized for any split dollar arrangements associated with the policies. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. A life insurance policy with any individual carrier is limited to 15% of Tier 1 capital (as defined for regulatory purposes) and the total CSV of life insurance policies is limited to 25% of Tier 1 capital.
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
Derivatives
Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income, net of related tax, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item (i.e., the ineffective portion), if any, is recognized in current earnings during the period. For derivative instruments designated and qualifying as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability or an identified portion thereof that is attributable to the hedged risk), the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. At the inception of a hedge, the Company documents certain items, including but not limited to the following: the relationship between hedging instruments and hedged items, the Company risk management objectives, hedging strategies, and the evaluation of hedge transaction effectiveness. Documentation includes linking all derivatives designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions.
Hedge accounting is discontinued prospectively when (1) a derivative is no longer highly effective in offsetting changes in the fair value or cash flow of a hedged item, (2) a derivative expires or is settled, (3) it is no longer likely that a forecasted transaction associated with the hedge will occur, or (4) it is determined that designation of a derivative as a hedge is no longer appropriate.

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
Retirement Plans
The Company has various retirement plans in place for current and former employees including postretirement benefit plans, supplemental executive retirement plans and frozen multiemployer pension plans.
The postretirement benefit plans and the supplemental executive retirement plans are unfunded and therefore have no plan assets. The actuarial cost method used to compute the benefit liabilities and related expense is the projected unit credit method. The projected benefit obligation is principally determined based on the present value of the projected benefit distributions at an assumed discount rate. The discount rate which is utilized is based on the investment yield of high quality corporate bonds available in the market place with maturities approximately equal to projected cash flows of future benefit payments as of the measurement date. Periodic benefit expense (or income) includes service costs and interest costs based on the assumed discount rate, amortization of prior service costs due to plan amendments and amortization of actuarial gains and losses. The underfunded status of the plans is recorded as a liability on the balance sheet.
The multiemployer pension plans assets are determined based on fair value, generally representing observable market prices. The actuarial cost method used to compute the pension liabilities and related expense is the unit credit method. The pension expense is equal to the plan contribution requirement of the Company for the plan year.
Stock-Based Compensation
The Company recognizes stock-based compensation based on the grant-date fair value of the award adjusted for forfeitures. For restricted stock awards and units, the Company recognizes compensation expense ratably over the vesting period for the fair value of the award, measured at the grant date. For stock option awards, the Company values awards granted using the Black-Scholes option-pricing model. The Company recognizes compensation expense for these awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Extinguishment of Debt
Upon extinguishment of an outstanding debt, the Company records the difference between the exit price and the net carrying amount of the debt as a gain or loss on the extinguishment. The gain or loss would be a component of other noninterest income or other noninterest expense, respectively.
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
Recent Accounting Standards
FASB ASC Subtopic 310-40 "Receivables - Troubled Debt Restructurings by Creditors" Updated No. 2014-04. Update No. 2014-04 was issued in January 2014 to reduce diversity by clarifying when an in substance repossession of foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in the update should be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.
FASB ASC Topic No. 323 "Investments - Equity Method and Joint Ventures" Update No. 2014-01. Update No. 2014-01 was issued in January 2014 to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credit. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognized the net investment performance in the income statement as a component to income tax expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(benefit). The amendments in the update should be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)    ACQUISITIONS

Mayflower Bancorp, Inc.

On November 15, 2013, the Company completed its acquisition of Mayflower Bancorp, Inc. ("Mayflower"), the parent of Mayflower Co-operative Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes and Mayflower shareholders received either the right to receive $17.50 in cash per share or 0.565 shares of the Company's stock (valued at $20.28 per share, based upon the highest trading value of the Company's stock on November 15, 2013 of $35.90). The total deal consideration was $40.3 million and was comprised of 30% cash and 70% stock consideration. The cash consideration was $10.9 million in the aggregate, inclusive of cash paid in lieu of fractional shares. The total stock consideration was $29.4 million and resulted in an increase to the Company's outstanding shares of 818,650 shares. In addition to increasing its loan and deposit base, the Company will be able to provide a deeper product set to new customers, as well as benefit from increased operating synergies, improving the long-term operating and financial results of the Company.

The Company accounted for the acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded merger and acquisition expenses of $6.9 million during the year ended December 31, 2013. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Net Assets Acquired at Fair Value
(Dollars in thousands)
Assets
Cash	$21,390
Investments	77,953
Loans	126,570
Premises and equipment	7,128
Goodwill	20,030
Core deposit intangible	2,610
Other assets	7,104
Total assets acquired	262,785
Liabilities
Deposits	218,877
Borrowings	1,121
Other liabilities	2,527
Total liabilities assumed	222,525
Purchase price	$40,260

Fair value adjustments to assets acquired (other than PCI loans, see Note 1, "Summary of Significant Accounting Policies" herein) and liabilities assumed are generally amortized using either an effective yield or straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.
Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:
Cash and Cash Equivalents
The fair values of cash and cash equivalents approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments
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

Loans
The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. The overall discount on the loans acquired in this transaction was due primarily to anticipated credit loss, as well as considerations for liquidity and market interest rates. For the year ended December 31, 2013 the Company recorded approximately $641,000 of interest income attributable to these acquired loans since the acquisition date.

A portion of the loans acquired showed evidence of deterioration of credit quality at the purchase date and was deemed unlikely that the Bank will be able to collect all contractually required payments. As such, these loans were deemed to be PCI and the carrying value and prospective income recognition are predicated upon future cash flows expected to be collected. The following is a summary of these PCI loans associated with the acquisition:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$4,440
Contractual cash flows not expected to be collected	(1,296)
Expected cash flows at acquisition	3,144
Interest component of expected cash flows	(386)
Basis in PCI loans at acquisition - estimated fair value	$2,758

 Core Deposit Intangible
The fair value of the core deposit intangible is derived by comparing the interest rate and servicing costs that the financial institution pays on the core deposit liability versus the current market rate for alternative sources of financing. The intangible asset represents the stable and relatively low cost source of funds that the deposits and accompanying relationships provide the Company, when compared to alternative funding sources.
Premises and Equipment
The fair value of Mayflower's premises, including land, buildings and improvements, was determined based upon appraisal by licensed real estate appraisers or pending agreed upon sale prices. The appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison and income capitalization approaches for each property appraised.
Deposits
The fair value of acquired savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits were determined based on the present value of the contractual cash flows over the remaining period to maturity using a market interest rate.
Borrowings
The fair values of FHLB advances were derived based upon the present value of the principal and interest payments using a current market discount rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected Pro Forma Results
The following summarizes the unaudited pro forma results of operations as if the Company acquired Mayflower on January 1, 2013 (2012 amounts represent combined results for the Company and Mayflower). The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

	Years Ended December 31
	2013	2012
	(Dollars in thousands)
Net interest income after provision for loan losses	$178,556	$162,781
Net income	55,103	44,133
Excluded from the pro forma results of operations for the year ended December 31, 2013 are merger costs, net of tax, of $4.5 million, or $0.19 per diluted share, respectively, primarily made up of contract terminations arising due to the change in control, the acceleration of certain compensation and benefit costs, and other merger expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Central Bancorp, Inc.

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
The Company accounted for the acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded merger and acquisition expenses of $1.8 million and $6.7 million during the years ended December 31, 2013 and 2012, respectively. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

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

Fair value adjustments to assets acquired (other than PCI loans, see Note 1, "Summary of Significant Accounting Policies" herein.) and liabilities assumed are generally amortized using either an effective yield or straight-line basis over periods consistent with the average life, useful life and / or contractual term of the related assets and liabilities.
Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:
Cash and Cash Equivalents
The fair values of cash and cash equivalents approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments
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

A portion of the loans acquired showed evidence of deterioration of credit quality at the purchase date and was deemed unlikely that the Bank will be able to collect all contractually required payments. As such, these loans were deemed to be PCI and the carrying value and prospective income recognition are predicated upon future cash flows expected to be collected. The following is a summary of these PCI loans associated with the acquisition:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$47,548
Contractual cash flows not expected to be collected	(8,733)
Expected cash flows at acquisition	38,815
Interest component of expected cash flows	(3,095)
Basis in PCI loans at acquisition - estimated fair value	$35,720
Core Deposit Intangible
The fair value of the core deposit intangible is derived by comparing the interest rate and servicing costs that the financial institution pays on the core deposit liability versus the current market rate for alternative sources of financing. The intangible asset represents the stable and relatively low cost source of funds that the deposits and accompanying relationships provide the Company, when compared to alternative funding sources.
Deposits
The fair value of acquired savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits were determined based on the present value of the contractual cash flows over the remaining period to maturity using a market interest rate.
Borrowings
The fair values of these borrowings were derived based upon present value of the principal and interest payments using a current market discount rate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)    SECURITIES
Trading Securities
During 2012 the Company transferred equity securities classified previously as trading to available for sale. The majority of these securities are held solely for the purpose of funding certain executive nonqualified retirement obligations (see Note 14 “Employee Benefit Plans”). The remainder of the portfolio is comprised of equity securities, which consists of a fund whose investment objective is to invest in geographically specific private placement debt securities designed to support underlining economic activities such as community development and affordable housing. The Company realized a gain on trading activities of $285,000 and $122,000 in 2012 and 2011, respectively, which were included in other income.
Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods indicated:

	December 31, 2013					December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Other	Other-Than- Temporary Impairment	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Other	Other-Than- Temporary Impairment	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$41,331	$3	$(885)	$—	$40,449	$20,053	$769	$—	$—	$20,822
Agency mortgage-backed securities	232,742	6,405	(4,556)	—	234,591	209,381	12,158	(114)	—	221,425
Agency collateralized mortgage obligations	58,765	490	(1,102)	—	58,153	67,412	1,001	(37)	—	68,376
Private mortgage-backed securities	—	—	—	—	—	3,227	—	—	305	3,532
State, county, and municipal securities	5,439	1	(28)	—	5,412	—	—	—	—	—
Single issuer trust preferred securities issued by banks	2,960	14	(22)	—	2,952	2,255	—	(15)	—	2,240
Pooled trust preferred securities issued by banks and insurers	8,083	—	(1,913)	(2,329)	3,841	8,353	—	(2,415)	(2,957)	2,981
Marketable securities	10,997	762	(295)	—	11,464	9,875	92	(57)	—	9,910
Total available for sale securities	$360,317	$7,675	$(8,801)	$(2,329)	$356,862	$320,556	$14,020	$(2,638)	$(2,652)	$329,286
Held to maturity securities
U.S. treasury securities	$1,011	$31	$—	$—	$1,042	$1,013	$121	$—	$—	$1,134
Agency mortgage-backed securities	155,067	1,917	(1,033)	—	155,951	72,360	4,233	—	—	76,593
Agency collateralized mortgage obligations	187,388	824	(6,176)	—	182,036	97,507	2,875	(2)	—	100,380
State, county, and municipal securities	678	7	—	—	685	915	11	—	—	926
Single issuer trust preferred securities issued by banks	1,503	23	—	—	1,526	1,516	10	—	—	1,526
Corporate debt securities	5,005	210	—	—	5,215	5,007	258	—	—	5,265
Total held to maturity securities	$350,652	$3,012	$(7,209)	$—	$346,455	$178,318	$7,508	$(2)	$—	$185,824
Total	$710,969	$10,687	$(16,010)	$(2,329)	$703,317	$498,874	$21,528	$(2,640)	$(2,652)	$515,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The following table shows the gross realized gains and losses on available for sale securities for the periods indicated:

	Years Ended December 31
	2013		2012		2011
	(Dollars in thousands)
Gross gains on available for sale securities	$258		$116	(1)	$723
Gross losses on available for sale securities	(28)	(2)	—		—
Net gains on available for sale securities	$230		$116		$723

(1)	Amount includes $111,000 of realized gains associated with the marketable securities classified as available for sale.

(2)	Amount represents realized losses associated with marketable securities classified as available for sale.
The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of December 31, 2013 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—	$255	$256
Due from one year to five years	30,723	31,155	5,883	6,130
Due from five to ten years	82,705	80,664	17,690	17,710
Due after ten years	235,892	233,579	326,824	322,359
Total debt securities	$349,320	$345,398	$350,652	$346,455
Marketable securities	$10,997	$11,464	$—	$—
Total	$360,317	$356,862	$350,652	$346,455
Inclusive in the table above is $33.8 million of callable securities at December 31, 2013.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law was $360.1 million and $365.8 million at December 31, 2013 and 2012, respectively.
At December 31, 2013 and 2012, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of stockholders’ equity.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

		December 31, 2013
		Less than 12 months		12 months or longer		Total
Description of securities	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
U.S. government agency securities	39	$39,950	$(885)	$—	$—	$39,950	$(885)
Agency mortgage-backed securities	124	202,004	(5,217)	5,108	(372)	207,112	(5,589)
Agency collateralized mortgage obligations	19	183,721	(7,278)	—	—	183,721	(7,278)
State, county, and municipal securities	13	3,838	(28)	—	—	3,838	(28)
Single issuer trust preferred securities issued by banks and insurers	2	1,341	(22)	—	—	1,341	(22)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,300	(1,913)	2,300	(1,913)
Marketable securities	22	2,376	(90)	3,520	(205)	5,896	(295)
Total temporarily impaired securities	221	$433,230	$(13,520)	$10,928	$(2,490)	$444,158	$(16,010)

		December 31, 2012
		Less than 12 months		12 months or longer		Total
Description of securities	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
Agency mortgage-backed securities	17	$23,814	$(114)	$—	$—	$23,814	$(114)
Agency collateralized mortgage obligations	2	17,677	(39)	—	—	17,677	(39)
Single issuer trust preferred securities issued by banks and insurers	2	2,240	(15)	—	—	2,240	(15)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,069	(2,415)	2,069	(2,415)
Marketable securities	15	6,613	(57)	—	—	6,613	(57)
Total temporarily impaired securities	38	$50,344	$(225)	$2,069	$(2,415)	$52,413	$(2,640)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at December 31, 2013:

•
U.S. Government Agency Securities, Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations: This portfolio has contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. Government or one of its agencies.

•
State, County and Municipal Securities: This portfolio has contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality.

•
Single Issuer Trust Preferred Securities: This portfolio consists of two securities, one of which is below investment grade. The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market in the current economic environment. Management evaluates various financial metrics for each of the issuers, including regulatory capital ratios of issuers.

•
Pooled Trust Preferred Securities: This portfolio consists of two below investment grade securities both of which are performing. The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market and the significant risk premiums required in the current economic environment. Management evaluates collateral credit and instrument structure, including current and expected deferral and default rates and timing. In addition, discount rates are determined by evaluating comparable spreads observed currently in the market for similar instruments.

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

Management monitors the following issuances closely for impairment due to the history of OTTI losses recorded within these classes of securities. Management has determined that the securities possess characteristics which in the current economic environment could lead to further credit related OTTI charges. The following tables summarize pertinent information as of December 31, 2013, that was considered by management in determining if OTTI existed:

	Class	Amortized Cost (1)	Gross Unrealized Gain/(Loss)	Non-Credit Related Other- Than-Temporary Impairment	Fair Value	Total Cumulative Credit Related Other- Than- Temporary Impairment	Total Cumulative Other- Than- Temporary impairment to date
	(Dollars in thousands)
Pooled trust preferred securities
Security A	C1	$1,283	$—	$(860)	$423	$(3,676)	$(4,536)
Security B	D	—	—	—	—	(3,481)	(3,481)
Security C	C1	506	—	(291)	215	(482)	(773)
Security D	D	—	—	—	—	(990)	(990)
Security E	C1	2,081	—	(1,178)	903	(1,368)	(2,546)
Security F	B	1,818	(1,037)	—	781	—	—
Security G	A1	2,395	(876)	—	1,519	—	—
Total		$8,083	$(1,913)	$(2,329)	$3,841	$(9,997)	$(12,326)

(1)	The amortized cost reflects previously recorded credit related OTTI charges recognized in earnings for the applicable securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Class	Number of Performing Banks and Insurance Cos. in Issuances (Unique)	Current Deferrals/ Defaults/ Losses (As a % of Original Collateral)	Total Projected Defaults/ Losses (as a % of Performing Collateral)	Excess Subordination (After Taking into Account Best Estimate of Future Deferrals/ Defaults/ Losses)(1)	Lowest credit Ratings to date(2)
Pooled trust preferred securities
Security A	C1	55	33.08%	18.08%	—%	C (Fitch & Moody’s)
Security B	D	55	33.08%	18.08%	—%	C (Fitch)
Security C	C1	48	28.84%	14.50%	—%	C (Fitch & Moody’s)
Security D	D	48	28.84%	14.50%	—%	C (Fitch)
Security E	C1	46	26.86%	16.09%	0.98%	C (Fitch & Moody’s)
Security F	B	32	25.08%	18.29%	31.48%	CC (Fitch)
Security G	A1	32	25.08%	18.29%	55.07%	CCC+ (S&P)

(1)
Excess subordination represents the additional default/losses in excess of both current and projected defaults/losses that the security can absorb before the security experiences any credit impairment.

(2)	The Company reviewed credit ratings provided by S&P, Moody’s and Fitch in its evaluation of issuers.
Per review of the factors outlined above, five of the securities shown in the table above were deemed to be OTTI. The remaining securities were not deemed to be OTTI as the Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost basis.
The following table shows the total OTTI that the Company recorded for the periods indicated:

	Years Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Gross change in OTTI recorded on certain investments (gain/(losses))	$588	$678	$53
Portion of OTTI gains (losses) recognized in OCI	(588)	(754)	(296)
Total credit related OTTI losses recognized in earnings	$—	$(76)	$(243)
The following table shows the cumulative credit related component of OTTI for the periods indicated:

	2013	2012	2011
	(Dollars in thousands)
Balance at January 1	$(10,847)	$(10,771)	$(10,528)
Add
Incurred on securities not previously impaired	—	—	—
Incurred on securities previously impaired	—	(76)	(243)
Less
Securities sold during the period	850	—	—
Reclassification due to changes in Company’s intent	—	—	—
Increases in cash flow expected to be collected	—	—	—
Balance at December 31	$(9,997)	$(10,847)	$(10,771)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)    LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses by loan category and bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis and loans evaluated individually for impairment:

	December 31, 2013
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$13,461	$22,598	$2,811	$1,524	$2,930	$7,703	$807	$51,834
Charge-offs	(2,683)	(3,587)	(308)	(773)	(622)	(1,370)	(1,175)	(10,518)
Recoveries	272	206	100	279	143	135	588	1,723
Provision	4,572	5,324	768	185	309	(1,432)	474	10,200
Ending balance	$15,622	$24,541	$3,371	$1,215	$2,760	$5,036	$694	$53,239
Ending balance: individually evaluated for impairment	$1,150	$765	$—	$109	$1,564	$116	$70	$3,774
Ending balance: collectively evaluated for impairment	$14,472	$23,776	$3,371	$1,106	$1,196	$4,920	$624	$49,465
Financing receivables
Ending balance: total loans by group	$784,202	$2,249,260	$223,859	$77,240	$541,443	$822,141	$20,162	$4,718,307	(1)
Ending balance: individually evaluated for impairment	$9,148	$39,516	$100	$1,903	$15,200	$4,890	$1,298	$72,055
Ending balance: purchase credit impaired loans	$1	$18,612	$197	$—	$10,389	$326	$19	$29,544
Ending balance: collectively evaluated for impairment	$775,053	$2,191,132	$223,562	$75,337	$515,854	$816,925	$18,845	$4,616,708

	December 31, 2012
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$11,682	$23,514	$2,076	$1,896	$3,113	$4,597	$1,382	$48,260
Charge-offs	(6,191)	(4,348)	—	(616)	(1,094)	(3,178)	(1,165)	(16,592)
Recoveries	963	188	—	134	151	93	581	2,110
Provision	$7,007	$3,244	$735	$110	$760	$6,191	$9	$18,056
Ending balance	$13,461	$22,598	$2,811	$1,524	$2,930	$7,703	$807	$51,834
Ending balance: individually evaluated for impairment	$1,084	$516	$—	$353	$1,302	$35	$130	$3,420
Ending balance: collectively evaluated for impairment	$12,377	$22,082	$2,811	$1,171	$1,628	$7,668	$677	$48,414
Financing receivables
Ending balance: total loans by group	$687,511	$2,122,153	$188,768	$78,594	$612,881	$802,149	$26,955	$4,519,011	(1)
Ending balance: individually evaluated for impairment	$8,575	$33,868	$—	$2,279	$15,373	$4,435	$2,129	$66,659
Ending balance: purchase credit impaired loans	$—	$21,853	$—	$—	$9,821	$380	$—	$32,054
Ending balance: collectively evaluated for impairment	$678,936	$2,066,432	$188,768	$76,315	$587,687	$797,334	$24,826	$4,420,298

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$10,423	$21,939	$2,145	$3,740	$2,915	$3,369	$1,724	$46,255
Charge-offs	(2,888)	(2,631)	(769)	(1,190)	(559)	(1,626)	(1,678)	(11,341)
Recoveries	420	97	500	160	—	52	635	1,864
Provision	3,727	4,109	200	(814)	757	2,802	701	11,482
Ending balance	$11,682	$23,514	$2,076	$1,896	$3,113	$4,597	$1,382	$48,260
Ending balance: individually evaluated for impairment	$562	$457	$—	$148	$1,245	$31	$239	$2,682
Ending balance: collectively evaluated for impairment	$11,120	$23,057	$2,076	$1,748	$1,868	$4,566	$1,143	$45,578
Financing receivables
Ending balance: total loans by group	$575,716	$1,847,654	$128,904	$78,509	$426,201	$696,063	$41,343	$3,794,390	(1)
Ending balance: individually evaluated for impairment	$5,608	$37,476	$843	$2,326	$12,984	$326	$2,138	$61,701
Ending balance: collectively evaluated for impairment	$570,108	$1,810,178	$128,061	$76,183	$413,217	$695,737	$39,205	$3,732,689

(1)	The amount of deferred fees included in the ending balance was $2.3 million, $3.1 million, and $2.9 million at December 31, 2013, 2012, and 2011, respectively.
For the purpose of estimating the allowance for loan losses, management segregates the loan portfolio into the portfolio segments detailed in the above tables.  Each of these loan categories possesses unique risk characteristics that are considered when determining the appropriate level of allowance for each segment.  Some of the risk characteristics unique to each loan category include:
Commercial Portfolio

•
Commercial & Industrial: Loans in this category consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment.  Collateral generally consists of pledges of business assets including, but not limited to: accounts receivable, inventory, plant & equipment, or real estate, if applicable.  Repayment sources consist of: primarily, operating cash flow, and secondarily, liquidation of assets.

•
Commercial Real Estate: Loans in this category consist of mortgage loans to finance investment in real property such as multi-family residential, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties.  Loans are typically written with amortizing payment structures.  Collateral values are determined based upon third party appraisals and evaluations.  Loan to value ratios at origination are governed by established policy and regulatory guidelines. Repayment sources consist of: primarily, cash flow from operating leases and rents, and secondarily, liquidation of assets.

•
Commercial Construction: Loans in this category consist of short-term construction loans, revolving and nonrevolving credit lines and construction/permanent loans to finance the acquisition, development and construction or rehabilitation of real property.  Project types include: residential 1-4 family condominium and multi-family homes, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties.  Loans may be written with nonamortizing or hybrid payment structures depending upon the type of project.  Collateral values are determined based upon third party appraisals and evaluations.  Loan to value ratios at origination are governed by established policy and regulatory guidelines.  Repayment sources vary depending upon the type of project and may consist of: sale or lease of units, operating cash flows or liquidation of other assets.

•
Small Business : Loans in this category consist of revolving, term loan and mortgage obligations extended to sole proprietors and small businesses for purposes of financing working capital and/or capital investment.  Collateral generally consists of pledges of business assets including, but not limited to: accounts receivable, inventory, plant & equipment, or real estate (if applicable).  Repayment sources consist of: primarily, operating cash flows, and secondarily, liquidation of assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the commercial portfolio it is the Bank’s policy to obtain personal guarantees for payment from individuals holding material ownership interests of the borrowing entities.
Consumer Portfolio

•
Residential Real Estate: Residential mortgage loans held in the Bank’s portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors such as current and expected income, employment status, current assets, other financial resources, credit history and the value of the collateral.  Collateral consists of mortgage liens on 1-4 family residential properties. The Company does not originate sub-prime loans.

•
Home Equity: Home equity loans and lines are made to qualified individuals for legitimate purposes secured by senior or junior mortgage liens on owner-occupied 1-4 family homes, and condominiums or vacation homes. The home equity loan has a fixed rate and is billed equal payments comprised of principal and interest. The home equity line of credit has a variable rate and is billed interest only payments during the draw period. At the end of the draw period, the home equity line of credit is billed a percentage of the principal balance plus all accrued interest.  Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines.

•
Other Consumer: Other consumer loan products including personal lines of credit and amortizing loans made to qualified individuals for various purposes such as auto loans, debt consolidation, personal expenses or overdraft protection.  Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines.  Other consumer loans may be secured or unsecured.

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
The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For the commercial portfolio, the Company utilizes a 10-point commercial risk-rating system, which assigns a risk-grade to each borrower based on a number of quantitative and qualitative factors associated with a commercial loan transaction. Factors considered include industry and market conditions, position within the industry, earnings trends, operating cash flow, asset/liability values, debt capacity, guarantor strength, management and controls, financial reporting, collateral, and other considerations. The risk-ratings categories are defined as follows:

•
1- 6 Rating — Pass: Risk-rating grades “1” through “6” comprise those loans ranging from ‘Substantially Risk Free’ which indicates borrowers are of unquestioned credit standing and the pinnacle of credit quality, well established companies with a very strong financial condition, and loans fully secured by cash collateral, through ‘Acceptable Risk’, which indicates borrowers may exhibit declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average or below average asset quality, margins and market share. Collateral coverage is protective.

•
7 Rating — Potential Weakness: Borrowers exhibit potential credit weaknesses or downward trends deserving management’s close attention. If not checked or corrected, these trends will weaken the Bank’s asset and position. While potentially weak, currently these borrowers are marginally acceptable; no loss of principal or interest is envisioned.

•
8 Rating — Definite Weakness: Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt. Loan may be inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. However, there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Collateral coverage may be inadequate to cover the principal obligation.

•
9 Rating — Partial Loss Probable: Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt with the added provision that the weaknesses make collection of the debt in full, on the basis of currently existing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facts, conditions, and values, highly questionable and improbable. Serious problems exist to the point where partial loss of principal is likely.

•
10 Rating — Definite Loss: Borrowers deemed incapable of repayment. Loans to such borrowers are considered uncollectible and of such little value that continuation as active assets of the Bank is not warranted.

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
The following table details the internal risk-rating categories for the Company’s commercial portfolio:

		December 31, 2013
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$736,996	$2,068,995	$210,372	$71,514	$3,087,877
Potential weakness	7	21,841	91,984	8,608	3,031	125,464
Definite weakness	8	24,409	85,767	4,779	2,552	117,507
Partial loss probable	9	956	2,514	100	143	3,713
Definite loss	10	—	—	—	—	—
Total		$784,202	$2,249,260	$223,859	$77,240	$3,334,561
		December 31, 2012
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$647,984	$1,928,148	$177,693	$71,231	$2,825,056
Potential weakness	7	16,420	92,651	6,195	3,213	118,479
Definite weakness	8	21,979	98,688	4,880	4,080	129,627
Partial loss probable	9	1,128	2,666	—	70	3,864
Definite loss	10	—	—	—	—	—
Total		$687,511	$2,122,153	$188,768	$78,594	$3,077,026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. However, the Company does supplement performance data with current Fair Isaac Corporation (“FICO”) and Loan to Value (“LTV”) estimates. Current FICO data is purchased and appended to all consumer loans on a quarterly basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios, periodically. The following table shows the weighted average FICO scores and the weighted average combined LTV ratio, exclusive of loans acquired in the year of acquisition, for the periods indicated below:

	December 31
	2013	2012
Residential portfolio
FICO score (re-scored)(1)	738	727
LTV (re-valued)(2)	67.0%	67.0%
Home equity portfolio
FICO score (re-scored)(1)	763	763
LTV (re-valued)(2)	53.0%	54.0%

(1)	The average FICO scores above are based upon rescores available from November and actual score data for loans booked between December 1 and December 31, for the years indicated.

(2)
The combined LTV ratios for December 31, 2013 are based upon updated automated valuations as of February 28, 2013 and actual score data for loans booked from March 1, 2013 through December 31, 2013. The combined LTV ratios for December 31, 2012 are based upon updated automated valuations as of November 30, 2011 and actual score data for loans booked from December 1, 2011 through December 31, 2012. For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

The Bank’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. Delinquent loans are managed by a team of seasoned collection specialists and the Bank seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.  As a general rule, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans. As permitted by banking regulations, certain consumer loans past due 90 days or more may continue to accrue interest. The Company also may use discretion regarding other loans over 90 days delinquent if the loan is well secured and in process of collection. Set forth is information regarding the Company’s nonperforming loans at the period shown:
The following table shows nonaccrual loans at the dates indicated:

	December 31
	2013	2012
	(Dollars in thousands)
Commercial and industrial	$4,178	$2,666
Commercial real estate	11,734	6,574
Commercial construction	100	—
Small business	633	570
Residential real estate	10,329	11,472
Home equity	7,068	7,311
Other consumer	92	121
Total nonaccrual loans(1)	$34,134	$28,714

(1)	Included in these amounts were $7.5 million and $6.6 million nonaccruing TDRs at December 31, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the age analysis of past due financing receivables as of the dates indicated:

	December 31, 2013
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Commercial and industrial	9	$743	6	$327	20	$3,763	35	$4,833	$779,369	$784,202	$—
Commercial real estate	21	8,643	2	356	30	8,155	53	17,154	2,232,106	2,249,260	—
Commercial construction	1	847	—	—	1	100	2	947	222,912	223,859	—
Small business	18	353	6	227	14	247	38	827	76,413	77,240	—
Residential real estate	23	2,903	8	1,630	39	6,648	70	11,181	530,262	541,443	462
Home equity	27	1,922	8	852	23	2,055	58	4,829	817,312	822,141	—
Other consumer	110	514	30	106	34	148	174	768	19,394	20,162	63
Total	209	$15,925	60	$3,498	161	$21,116	430	$40,539	$4,677,768	$4,718,307	$525

	December 31, 2012
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Commercial and industrial	14	$1,305	7	$336	23	$1,875	44	$3,516	$683,995	$687,511	$—
Commercial real estate	19	5,028	8	2,316	31	6,054	58	13,398	2,108,755	2,122,153	—
Commercial construction	—	—	—	—	—	—	—	—	188,768	188,768	—
Small business	20	750	8	94	10	320	38	1,164	77,430	78,594	—
Residential real estate	17	3,053	7	1,848	40	7,501	64	12,402	600,479	612,881	—
Home equity	32	2,756	10	632	17	1,392	59	4,780	797,369	802,149	—
Other consumer	208	1,217	32	224	28	153	268	1,594	25,361	26,955	52
Total	310	$14,109	72	$5,450	149	$17,295	531	$36,854	$4,482,157	$4,519,011	$52
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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	December 31
	2013	2012
	(Dollars in thousands)
TDRs on accrual status	$38,410	$46,764
TDRs on nonaccrual status	7,454	6,554
Total TDRs	$45,864	$53,318
Amount of specific reserves included in the allowance for loan loss associated with TDRs:	$2,474	$3,049
Additional commitments to lend to a borrower who has been a party to a TDR:	$1,877	$1,847

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Years Ended December 31
	2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(Dollars in thousands)

Commercial & industrial	11	$732	$732
Commercial real estate	9	8,100	8,100
Small business	12	556	556
Residential real estate	9	2,401	2,427
Home equity	17	1,347	1,347
Other consumer	9	27	27
Total	67	$13,163	$13,189

	2012
Commercial & industrial	18	$3,372	$3,372
Commercial real estate	15	7,121	7,121
Small business	14	621	621
Residential real estate	20	3,495	3,499
Home equity	20	1,195	1,198
Other consumer	33	328	329
Total	120	$16,132	$16,140

	2011
Commercial & industrial	11	$1,165	$1,165
Commercial real estate	17	8,707	8,707
Small business	37	1,270	1,270
Residential real estate	16	3,460	3,536
Home equity	2	101	101
Other consumer	89	985	985
Total	172	$15,688	$15,764

(1)	The post-modification balances represent the balance of the loan on the date of modification. These amounts may show an increase when modifications include a capitalization of interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	Years Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Extended maturity	$3,582	$5,867	$5,216
Adjusted interest rate	—	2,182	1,746
Combination rate & maturity	8,917	5,007	8,802
Court ordered concession	690	3,084	—
Total	$13,189	$16,140	$15,764
For purposes of this table the Company considers a loan to have defaulted when it reaches 90 days past due. The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated:

	Years Ended December 31
	2013		2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial & industrial	—	$—	1	$231	—	$—
Commercial real estate	1	176	3	696	—	—
Small business	—	—	—	—	5	75
Residential real estate	—	—	1	238	—	—
Other consumer	1	1	—	—	1	22
Subtotal	2	$177	5	$1,165	6	$97
All TDR loans are considered impaired and therefore are subject to a specific review for impairment. The impairment analysis appropriately discounts the present value of the anticipated cash flows by the loan’s contractual rate of interest in effect prior to the loan’s modification. The amount of impairment, if any, is recorded as a specific loss allocation to each individual loan in the allowance for loan losses. Commercial loans (commercial and industrial, commercial construction, commercial real estate and small business loans), residential loans, and home equity loans that have been classified as TDRs and which subsequently default are reviewed to determine if the loan should be deemed collateral dependent, which means that repayment is expected to be provided solely by the underlying collateral from either proceeds from the sale of the collateral, cash flow from the continued operation of the collateral, or both. In such an instance, any shortfall between the value of the collateral and the book value of the loan is determined by measuring the recorded investment in the loan against the fair value of the collateral less estimated costs to sell. The Bank charges off the amount of any confirmed loan loss in the period when the loans, or portion of loans, are deemed uncollectible. Smaller balance consumer TDR loans are reviewed for performance to determine when a charge-off is appropriate.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth information regarding the Company’s impaired loans as of the dates indicated:

	Years Ended December 31
	2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$7,147	$7,288	$—	$7,338	$338
Commercial real estate	14,283	15,891	—	15,728	1,075
Commercial construction	100	408	—	1,105	43
Small business	1,474	1,805	—	1,854	121
Residential real estate	1,972	2,026	—	2,021	95
Home equity	4,263	4,322	—	4,335	202
Other consumer	446	446	—	515	41
Subtotal	29,685	32,186	—	32,896	1,915
With an allowance recorded
Commercial & industrial	$2,001	$2,045	$1,150	$2,572	$125
Commercial real estate	25,233	25,377	765	25,595	1,326
Commercial construction	—	—	—	—	—
Small business	429	462	109	459	28
Residential real estate	13,228	14,197	1,564	13,405	515
Home equity	627	694	116	642	26
Other consumer	852	856	70	954	33
Subtotal	42,370	43,631	3,774	43,627	2,053
Total	$72,055	$75,817	$3,774	$76,523	$3,968
	2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$5,849	$7,343	$—	$6,993	$391
Commercial real estate	12,999	13,698	—	13,984	952
Commercial construction	—	—	—	—	—
Small business	1,085	1,147	—	1,217	80
Residential real estate	2,545	2,630	—	2,589	118
Home equity	4,119	4,166	—	4,190	195
Other consumer	700	705	—	858	72
Subtotal	27,297	29,689	—	29,831	1,808
With an allowance recorded
Commercial & industrial	$2,726	$2,851	$1,084	$2,883	$143
Commercial real estate	20,869	21,438	516	21,678	1,340
Commercial construction	—	—	—	—	—
Small business	1,194	1,228	353	1,255	77
Residential real estate	12,828	13,601	1,302	13,014	560
Home equity	316	389	35	324	23
Other consumer	1,429	1,453	130	1,610	60
Subtotal	39,362	40,960	3,420	40,764	2,203
Total	$66,659	$70,649	$3,420	$70,595	$4,011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$3,380	$4,365	$—	$4,672	$300
Commercial real estate	19,433	20,010	—	19,760	1,365
Commercial construction	843	843	—	839	59
Small business	1,131	1,193	—	1,199	84
Residential real estate	—	—	—	—	—
Home equity	22	22	—	22	1
Other consumer	31	32	—	35	3
Subtotal	24,840	26,465	—	26,527	1,812
With an allowance recorded
Commercial & industrial	$2,228	$2,280	$562	$2,244	$99
Commercial real estate	18,043	19,344	457	19,951	1,173
Commercial construction	—	—	—	—	—
Small business	1,195	1,218	148	1,292	73
Residential real estate	12,984	13,651	1,245	13,059	512
Home equity	304	349	31	316	19
Other consumer	2,107	2,125	239	1,928	73
Subtotal	36,861	38,967	2,682	38,790	1,949
Total	$61,701	$65,432	$2,682	$65,317	$3,761

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table displays certain information pertaining to purchased credit impaired loans at the dates indicated:

		Mayflower Acquisition	Central Acquisition
		November 15, 2013	November 9, 2012
		(Dollars in thousands)
Contractually required principal and interest payments receivable	(1)	$4,440	$47,548
Less: expected cash flows	(1)	3,144	38,815
Initial nonaccretable difference		$1,296	$8,733

Expected cash flows	(1)	$3,144	$38,815
Less: fair value (initial carrying amount)		2,758	35,720
Accretable Yield		$386	$3,095
(1) Reflective of anticipated prepayments.
The following table summarizes the outstanding balances and carrying amounts for each acquisition as of the dates indicated:

	December 31, 2013	December 31, 2012	At Acquisition Date
	(Dollars in thousands)
Central PCI loans
Outstanding balance	$29,765	$36,278	$40,799
Carrying amount	$26,797	$32,054	$35,720
Mayflower PCI loans
Outstanding balance	$3,790	N/A	$3,808
Carrying amount	$2,747	N/A	$2,758
The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	2013	2012
	(Dollars in thousands)
Beginning balance	$2,464	$—
Acquisition	386	3,095
Accretion	(1,812)	(903)
Other change in expected cash flows (2)	1,142	—
Reclassification from nonaccretable difference for loans with improved cash flows (1)	334	272
Ending balance	$2,514	$2,464

(1)	Results in increased interest income during the period in which the loan paid off.

(2)	Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).

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

	2013	2012
	(Dollars in thousands)
Principal balance of loans outstanding at beginning of year	$47,859	$41,184
Loan advances	107,461	89,666
Loan payments/payoffs (1)	(102,810)	(82,991)
Principal balance of loans outstanding at end of year	$52,510	$47,859

(1)	Includes the removal of $900,000 related to a director who retired during 2012, and no longer considered an insider. Amount does not reflect an actual payoff of a loan.

(5)    BANK PREMISES AND EQUIPMENT
Bank premises and equipment at December 31, were as follows:

	2013	2012	Estimated Useful Life
	(Dollars in thousands)		(In years)
Cost:
Land	$16,026	$14,514	n/a
Bank premises	32,858	24,160	5-39
Leasehold improvements	20,189	19,681	1-15
Furniture and equipment	46,613	43,763	1-10
Total cost	115,686	102,118
Accumulated depreciation	(50,736)	(46,891)
Net bank premises and equipment	$64,950	$55,227
Depreciation expense related to bank premises and equipment was $6.1 million in 2013, $5.5 million in 2012, and $4.9 million in 2011, which is included in occupancy and equipment expense and other noninterest expense.

(6)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
The following table sets forth the carrying value of goodwill and other intangible assets, net of accumulated amortization, at December 31:

	2013	2012
	(Dollars in thousands)
Balances not subject to amortization:
Goodwill	$170,421	$150,391
Balances subject to amortization:
Core deposit intangibles	11,218	10,328
Other identifiable intangible assets	1,003	1,425
Total other intangible assets	12,221	11,753
Total goodwill and other intangible assets	$182,642	$162,144

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying value of goodwill for the periods indicated were as follows:

	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$150,391	$130,074	$129,617
Acquisitions	20,030	22,544	—
Impairment (1)	—	(2,227)	—
Earn out payments from prior acquisitions	—	—	457
Balance at end of year	$170,421	$150,391	$130,074

(1)	Amount represents the total amount of goodwill relating to Compass Exchange Advisors, LLC, which was acquired in January 2007.
The gross carrying amount and accumulated amortization of other intangible assets were as follows at the periods indicated:

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposit intangibles	$20,147	$(8,929)	$11,218	$17,537	$(7,209)	$10,328
Other intangible assets	1,940	(937)	1,003	1,960	(535)	1,425
Total	$22,087	$(9,866)	$12,221	$19,497	$(7,744)	$11,753

Amortization of intangible assets was $2.1 million, $1.7 million, and $1.7 million, for 2013, 2012, and 2011, respectively.
The following table sets forth the estimated annual amortization expense of intangible assets for each of the next five years:

Year	Amount
(Dollars in thousands)
2014	$2,337
2015	2,175
2016	2,082
2017	2,061
2018	1,315
The original weighted average amortization period for intangible assets is 9.9 years.

(7)    DEPOSITS
The following is a summary of the scheduled maturities of time deposits as of December 31:

	2013		2012
	(Dollars in thousands)
1 year or less	$559,402	75.1%	$518,957	68.9%
Over 1 year to 2 years	87,645	11.8%	125,915	16.7%
Over 2 years to 3 years	51,778	7.0%	39,722	5.3%
Over 3 years to 4 years	20,462	2.8%	52,012	6.9%
Over 4 years to 5 years	24,288	3.3%	16,466	2.2%
Over 5 years	53	—%	53	—%
Total	$743,628	100.0%	$753,125	100.0%
The amount of overdraft deposits that were reclassified to the loan category at December 31, 2013 and 2012 was $2.4 million and $1.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)    BORROWINGS

Federal Home Loan Bank Borrowings
Advances payable to the Federal Home Loan Bank are summarized as follows:

	2013		2012
		Weighted		Weighted
		Average		Average
	Total	Contractual	Total	Contractual
	Outstanding	Rate	Outstanding	Rate
	(Dollars in thousands)
Stated Maturity
2013	$—	—%	$163,245	0.60%
2014	105,027	0.55%	10,431	4.11%
2015	3,074	5.81%	8,372	3.54%
2016	—	—%	—	—%
2017	31,290	4.02%	83,145	3.79%
2018	—	—%	5,446	2.07%
Subtotal	$139,391	1.44%	$270,639	1.84%
Amortizing advances	903		930
Total Federal Home Loan Bank Advances	$140,294		$271,569
To manage the interest rate risk of these advances, the Company has entered into interest rate swaps, effectively converting $100.0 million and $150.0 million of the FHLB advances to fixed interest rates at December 31, 2013 and 2012, respectively. These swaps carried a weighted average interest rate of 2.68% and 2.66% at December 31, 2013 and 2012, respectively, and have various maturity dates ranging from December 2014 through December 2018.
During 2013 the Company prepaid $60.0 million of these advances assumed as part of the Central acquisition. The difference between the exit price and the net carrying amount of the debt resulted in a gain on extinguishment of debt of $763,000.
The Company’s FHLB advances are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the Federal Home Loan Bank, and by residential mortgages, and certain commercial real estate loans held in the Bank’s portfolio. The Bank’s unused remaining available borrowing capacity at the Federal Home Loan Bank was approximately $668.1 million and $661.9 million at December 31, 2013 and 2012, respectively, inclusive of a $5.0 million line of credit. At December 31, 2013 and 2012, the Company was in compliance with the FHLB collateral requirements.
Short-Term Debt
The following table summarizes short-term borrowings:
The Company’s short-term borrowings consisted of the following as of the periods indicated:

	December 31
	2013	2012
	(Dollars in thousands)
Customer repurchase agreements	$149,288	$153,359
Line of credit advances	5,000	12,000
Total short-term borrowings	$154,288	$165,359
The interest expense on short-term borrowings was $276,000, $363,000, and $536,000 as of December 31, 2013, 2012, and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer Repurchase Agreements. In a security repurchase agreement with the Bank’s customers, the Bank will generally sell a security, agreeing to repurchase either the same or substantially the same security on a specified later date, at a price greater than the original sales price. The securities underlying these agreements with customers are held in segregated safekeeping accounts by the Bank’s safekeeping agents, to minimize the potential risk that the borrower may not return the security underlying the agreements. The Customer repurchase agreements are primarily collateralized by U.S. Government agency mortgage-backed securities. The amount of investments pledged against customer repurchase agreements was $169.0 million and $172.4 million at December 31, 2013 and 2012, respectively.
Line of Credit Borrowings. The revolving line of credit, which is an obligation of the parent company, accrues interest at an adjusted LIBOR rate. The line of credit provides for borrowings of up to $10.0 million (reduced from $20.0 million with a 2013 amendment) and matures on November 8, 2014. The amounts outstanding at December 31, 2013 and 2012 are shown in the table above.
The table below sets forth additional information on certain short-term borrowing categories as of and for the periods indicated:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Amount	Rate	Amount	Rate	Amount	Rate
Customer Repurchase Agreements	(Dollars in thousands)
Balance outstanding at end of year	$149,288	0.13%	$153,359	0.13%	$166,128	0.32%
Average daily balance outstanding	147,195	0.13%	160,589	0.20%	143,902	0.37%
Maximum balance outstanding at any month end	164,180	N/A	178,171	N/A	167,093	N/A
Long-Term Debt
The following table summarizes long-term debt as of the periods indicated:

	December 31
	2013	2012
	(Dollars in thousands)
Wholesale repurchase agreements	$50,000	$50,000
Junior subordinated debentures
Capital Trust V	51,547	51,547
Slades Ferry Trust I	10,310	10,310
Central Trust I	5,258	5,258
Central Trust II	6,791	7,012
Subordinated debentures	30,000	30,000
Total long-term debt	$153,906	$154,127

The interest expense on long-term debt was $7.0 million, $7.1 million, and $7.6 million as of December 31, 2013, 2012, and 2011, respectively.
Wholesale Repurchase Agreements: In a wholesale security repurchase agreement with established firms, the Bank will generally sell a security, agreeing to repurchase either the same or substantially the same security on a specified later date, at a price greater than the original sales price. The securities underlying these agreements with these counterparties are primarily collateralized by U.S. Government agency mortgage-backed securities, which are delivered to broker/dealers. The amount of investments pledged against wholesale repurchase agreements was $50.1 million and $49.7 million at December 31, 2013 and 2012, respectively. At December 31, 2013, there is one outstanding wholesale repurchase agreement with a maturity date of August 23, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Junior Subordinated Debentures: The junior subordinated debentures are issued to various trust subsidiaries of the Company. These trusts are considered to be variable interest entities for which the Company is not the primary beneficiary, and therefore the accounts of the trusts are not included in the Company’s consolidated financial statements. These trusts were formed for the purpose of issuing trust preferred securities, which were then sold in a private placement offering. The proceeds from the sale of the securities and the issuance of common stock by these trusts were invested in these Junior Subordinated Debentures issued by the Company.
For regulatory purposes, bank holding companies are allowed to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions in the Dodd-Frank Act generally exclude trust preferred securities from Tier 1 capital, but a grandfather provision will permit bank holding companies with consolidated assets of less than $15 billion, such as the Company, to continue to include these instruments in Tier 1 capital, but no such securities issued in the future will count as Tier 1 capital.
Information relating to these trust preferred securities are as follows:

Trust	Description of Capital Securities
Capital Trust V
$50.0 million due in 2037, interest at a variable rate (LIBOR plus 1.48%), which has been effectively converted to a fixed rate of 6.52% until December 28, 2016, through the use of an interest rate swap. These securities are callable quarterly, until maturity.

Slades Ferry Trust I	$10.0 million due in 2034, bearing interest at a variable rate (LIBOR plus 2.79%). These securities callable quarterly, until maturity.

Central Trust I	$5.1 million due in 2034, bearing interest at a variable rate (LIBOR plus 2.44%). These securities are callable quarterly, until maturity.

Central Trust II
$5.9 million due in 2037, bearing a fixed interest rate 7.015% until March 15, 2017. Subsequent to this date, the interest will be variable (LIBOR plus 1.65%) and the securities will become callable quarterly, until maturity.

All obligations under these trust preferred securities are unconditionally guaranteed by the Company.
Subordinated Debentures: The subordinated debentures were issued to USB Capital Resources, Inc., a wholly-owned subsidiary of U.S. Bank National Association. The subordinated debt matures on October 1, 2019, however with regulatory approval, the Bank may redeem the subordinated debt without penalty at any time on or after October 1, 2014. The interest rate was fixed at 7.02% through August of 2013, and is now a floating rate of LIBOR plus 3.00%.
The following table sets forth the contractual maturities of long-term debt over the next five years:

	2014	2015	2016	2017	2018	Thereafter	Total
	(Dollars in thousands)
Wholesale repurchase agreements	$—	$50,000	$—	$—	$—	$—	$50,000
Junior subordinated debentures
Capital trust V	—	—	—	—	—	51,547	51,547
Slades ferry trust I	—	—	—	—	—	10,310	10,310
Central trust I	—	—	—	—	—	5,258	5,258
Central trust II	—	—	—	—	—	6,791	6,791
Subordinated debentures	—	—	—	—	—	30,000	30,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)    EARNINGS PER SHARE
Earnings per share consisted of the following components for the years ended December 31:

	2013	2012	2011
	(Dollars in thousands)
Net income	$50,254	$42,627	$45,436

	Weighted Average Shares
	(Shares in thousands)
Basic shares	23,012	21,782	21,423
Effect of dilutive securities	77	30	29
Diluted shares	23,089	21,812	21,452

Net income per share
Basic EPS	$2.18	$1.96	$2.12
Effect of dilutive securities	—	(0.01)	—
Diluted EPS	$2.18	$1.95	$2.12
The following table illustrates the options to purchase common stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	December 31
	2013	2012	2011
Stock options	124,608	584,938	824,224

(10)    STOCK BASED COMPENSATION
The Company has the following stock based plans, all of which have been approved by the Company’s Board of Directors and shareholders:

•	1996 Nonemployee Directors’ Stock Option Plan (“1996 Plan”)

•	1997 Employee Stock Option Plan (“1997 Plan”)

•	2005 Amended and Restated Employee Stock Plan (“2005 Plan”)

•	2006 Nonemployee Director Stock Plan (“2006 Plan”)

•	2010 Nonemployee Director Stock Plan (“2010 Plan”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amount of cumulatively granted stock options and restricted stock awards, net of forfeitures, through December 31, 2013:

	Authorized Stock Option Awards	Authorized Restricted Stock Awards	Total	Cumulative Granted, Net of Forfeitures		Total	Authorized but Unissued
				Stock Option Awards	Restricted Stock Awards

1996 Plan	300,000	N/A	300,000	190,000	N/A	190,000	(4)
1997 Plan	1,100,000	N/A	1,100,000	972,771	N/A	972,771	(4)
2005 Plan	(1)	(1)	1,650,000	537,941	465,856	1,003,797	646,203
2006 Plan	(2)	(2)	35,400	15,000	20,400	35,400	(4)
2010 Plan	(3)	(3)	314,600	27,000	56,300	83,300	231,300

(1)	The Company may award up to a total of 1,650,000 shares as stock options or restricted stock awards.

(2)	The Company may award up to a total of 50,000 shares as stock options or restricted stock awards. During 2010, the remaining 14,600 shares were transferred and available for issue under the 2010 Plan.

(3)	The Company may award up to a total of 314,600 shares as stock options or restricted stock awards, inclusive of 14,600 shares which were transferred from the 2006 Plan.

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
The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized for the years presented:

	Years Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Stock based compensation expense
Stock options	$241	$526	$662
Restricted stock awards(1)	1,906	1,968	1,502
Directors’ fee expense
Stock options	27	19	65
Restricted stock awards	289	332	254
Total stock based award expense	$2,462	$2,845	$2,483
Related tax benefits recognized in earnings	$832	$932	$1,014

(1)	Inclusive of compensation expense associated with time-vested and performance-based restricted stock awards.
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

•
The stock based compensation expense recognized in earnings should be based on the amount of awards ultimately expected to vest, therefore a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock based compensation expense recognized in 2013, 2012, and 2011 has been reduced for annualized estimated forfeitures of 3.5%, 3.5%, and 5.0%, respectively, based on historical experience.

The Company has made the following awards of nonqualified options to purchase shares of common stock from 2011 through 2013:

	Years Ended December 31
	2013	2011
Date of grant	11/9/2013	2/10/2011	2/17/2011	5/24/2011
Plan	2010	2005	2005	2010
Options granted	5,000	40,000	54,000	7,000
Vesting period (1)	13 months	3 years	3 years	20 months
Expiration date	11/9/2023	2/10/2021	2/17/2021	5/24/2021
Expected volatility	31.23%	32.38%	32.11%	32.95%
Expected life (years)	5.5	5.5	5	5
Expected dividend yield	2.64%	2.90%	2.89%	2.87%
Risk free interest rate	1.56%	2.57%	2.27%	1.81%
Fair value per option	$8.13	$6.81	$6.39	$6.72

(1)	Vesting periods begin on the grant date unless otherwise noted.
Under all of the Company’s stock based plans, the option exercise price is based upon the average of the high and low trading value of the stock on the date of grant. Stock option awards granted to date under all plans expire through 2023.
The following table presents relevant information relating to the Company’s stock options for the periods indicated:

	Years Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Fair value of stock options vested based on grant date fair value	$430	$706	$506
Intrinsic value of stock options exercised	1,051	609	943
Cash received from stock option exercises	2,475	1,242	4,127
Tax benefit realized on stock option exercises/repurchase	322	242	735
Weighted average grant date fair value of options granted (per share)	8.13	—	6.58
Cash paid to settle equity instruments granted under stock based compensation arrangements	—	134	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s Stock Option Grants for the year ended December 31, 2013 is presented in the table below:

	Outstanding					Nonvested
	Stock Option Awards		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)	Stock Option Awards		Weighted Average Grant Date Fair Value
	(Dollars in thousands, except per share data)
Balance at January 1, 2013	684,241		$30.13			99,184		$6.23
Granted	5,000		35.48			5,000		8.13
Exercised	(152,793)		28.94			n/a		n/a
Vested	n/a		n/a			(70,197)		6.13
Forfeited	(500)		27.58			(500)		6.81
Expired	(11,000)		31.15			—		—
Balance at December 31, 2013	524,948	(2)	$30.50	3.57	$4,621	33,487	(4)	$6.71
Options outstanding and expected to vest at December 31, 2013	524,753	(2)	$30.51	3.56	$4,620
Options exercisable at December 31, 2013	491,461	(3)	$30.65	3.31	$4,252
Unrecognized compensation cost, including forfeiture estimate									$50
Weighted average remaining recognition period (years)									0.37

(1)
The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2013 of $39.31 which would have been received by the option holders had they all exercised their options as of that date.

(2)	Inclusive of 25,940 stock options outstanding and expected to vest to Directors.

(3)	Inclusive of 22,667 vested stock options outstanding to Directors.

(4)	Inclusive of 3,333 nonvested stock options outstanding to Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock
The Company grants both time-vested restricted stock awards as well as performance-based restricted stock awards. During the years ended December 31, 2013, 2012, and 2011 the Company has made the following restricted stock award grants:

	Shares Granted	Plan	Fair Value (1)	Vesting Period
Time-vested
2013
1/16/2013	2,000	2005	$30.48	Ratably over 3 years from grant date
2/14/2013	93,800	2005	31.51	Ratably over 5 years from grant date
5/21/2013	14,700	2010	33.17	At the end of 5 years from grant date(2)
2012
2/16/2012	89,800	2005	$27.81	Ratably over 5 years from grant date
4/5/2012	1,000	2005	28.16	Ratably over 5 years from grant date
5/22/2012	1,000	2010	27.63	Immediate upon grant
5/22/2012	13,000	2010	27.63	At the end of 5 years from grant date(2)
11/10/2012	1,000	2010	28.03	At the end of 5 years from grant date(2)
2011
2/10/2011	27,750	2005	$27.58	Ratably over 5 years from grant date
2/17/2011	33,000	2005	27.43	Ratably over 5 years from grant date
5/3/2011	3,000	2005	29.00	Ratably over 5 years from grant date
5/24/2011	9,800	2010	28.88	At the end of 5 years from grant date(2)

Performance-based
2011
8/8/2011	3,637	2005	$23.81	On December 31, 2014, if performance conditions are met

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

(2)
These restricted stock grants will vest at the end of a five year period, or earlier if the director ceases to be a director for any reason other than cause, such as, for example, by retirement. If a non-employee director is removed from the Board for cause, the Company has ninety (90) days within which to exercise a right to repurchase any unvested portion of any restricted stock award from the non-employee director for the aggregate price of one dollar ($1.00).

The following table presents the fair value of restricted stock awards vesting during the periods presented:

	Years Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Fair value of restricted stock awards upon vesting	$3,289	$2,085	$1,599

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s Restricted Stock Award Grants for the year ended December 31, 2013 is presented in the table below:

	Outstanding Restricted Stock Awards		Weighted Average Grant Price ($)
	(Dollars in thousands, except per share data)
Balance at January 1, 2013	267,761		$25.33
Granted	110,500		31.71
Vested/released	(103,234)		24.04
Forfeited	(3,100)		27.57
Expired	—		—
Balance at December 31, 2013	271,927	(1)	$28.39
Unrecognized compensation cost (inclusive of directors’ fees), including forfeiture estimate				$5,512
Weighted average remaining recognition period (years)				3.37

(1)	Inclusive of 43,000 restricted stock awards outstanding to Directors.

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
Interest Rate Positions
The Company currently utilizes interest rate swap agreements as hedging instruments against interest rate risk associated with the Company’s borrowings. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as hedges for accounting purposes:

December 31, 2013
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	$(3,151)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	(3,152)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.24%	2.94%	(1,493)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.25%	3.04%	(1,341)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.24%	1.71%	(493)
$150,000							$(9,630)

December 31, 2012
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.31%	5.04%	$(4,416)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.31%	5.04%	(4,417)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.31%	2.65%	(553)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.31%	2.59%	(539)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.31%	2.94%	(2,819)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.31%	3.04%	(2,647)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.31%	1.71%	(798)
$200,000							$(16,189)
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
For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $4.5 million (pre-tax) to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges, in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of December 31, 2013.
The Company recognized $244,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for the years ended December 31, 2013, 2012 and 2011.
The Company had no fair value hedges as of December 31, 2013, 2012 and 2011.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedges for accounting purposes:

	Number of Positions (1)	Notional Amount Maturing
		Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2013
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	168	$48,882	97,975	42,957	42,116	329,554	$561,484	$9,484
Pay fixed, receive variable	162	$48,882	97,975	42,957	42,116	329,554	$561,484	$(9,523)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	6	$11,367	—	—	—	—	$11,367	$396
Buys U.S. currency, sells foreign currency	6	$11,367	—	—	—	—	$11,367	$(390)
	December 31, 2012
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	143	$16,766	65,344	105,939	45,267	268,932	$502,248	$28,678
Pay fixed, receive variable	137	$16,766	65,344	105,939	45,267	268,932	$502,248	$(28,663)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	16	$42,516	—	—	—	—	$42,516	$1,748
Buys U.S. currency, sells foreign currency	16	$42,516	—	—	—	—	$42,516	$(1,718)

(1)     The Company may enter into one swap agreement which offsets multiple reverse swap agreements. The positions will offset and the terms will be identical.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2013	Fair Value at December 31, 2012	Balance Sheet Location	Fair Value at December 31, 2013	Fair Value at December 31, 2012
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate swaps	Other assets	$—	$—	Other liabilities	$9,630	$16,189
Derivatives not designated as hedges
Customer related positions
Loan level swaps	Other assets	$16,301	$28,678	Other liabilities	$16,340	$28,663
Foreign exchange contracts	Other assets	396	1,748	Other liabilities	390	1,718
Total		$16,697	$30,426		$16,730	$30,381

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Years Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivative (effective portion), net of tax	$350	$(2,122)	$(7,021)

Net loss reclassified from OCI into income (effective portion)	$(5,723)	$(5,417)	$(5,472)

Loss recognized in income on derivative (ineffective portion & amount excluded from effectiveness testing):
Interest expense	$—	$—	$—
Other expense	—	—	—
Total	$—	$—	$—

Derivatives not designated as hedges
Changes in fair value of customer related positions:
Other income	$38	$134	$164
Other expense	(116)	(49)	(56)
Total	$(78)	$85	$108
By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial. The Company had $3.4 million in exposure relating to institutional counterparties at December 31, 2013 and had no such exposure at December 31, 2012, as all such swaps were in a liability position. The Company’s exposure relating to customer counterparties was approximately $13.6 million and $31.0 million at December 31, 2013 and 2012, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.
Mortgage Derivatives

Prior to closing and funding certain one-to-four family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments may be executed, under which the Company agrees to deliver whole mortgage loans to various investors. In addition, the Company may also enter into additional Forward To Be Announced ("TBA") mortgage contracts, also considered derivative instruments, which are purchased by the company from a list of diversified counterparties in order to hedge customer rate locks. These forward contracts carry a market price that has a strong inverse relationship to that of mortgage prices. When the Company locks a rate to the customer, the rate can be held for the benefit of the customer for a certain period of time until the mortgage is sold. During that time, the Company may not have agreed on a price with a mortgage investor and fluctuations in market conditions may cause the mortgage to lose market value. Within a short period after the rate is locked with the customer, the Company may, depending upon the effectiveness of existing hedges, execute a Forward TBA trade with a counterparty to hedge that market risk. Certain assumptions, including pull through rates and rate lock periods, are used in managing the existing and future hedges. The effectiveness of the hedges rely on the accuracy of these assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the fair value of mortgage derivatives at the periods indicated:

	December 31
	2013	2012
	(Dollars in thousands)
Mortgage derivative assets
Interest rate lock commitments	$204	$102
Forward TBA mortgage contracts	64	—
Total mortgage derivative assets	$268	$102

Mortgage derivative liabilities
Forward sales agreements	$(35)	$(223)
Total mortgage derivative liabilities	$(35)	$(223)

The changes in fair value on the interest rate lock commitments, forward delivery sale commitments, and forward TBA mortgage contracts are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is also recorded as a component of mortgage banking income in accordance with the Company's fair value election.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12) BALANCE SHEET OFFSETTING
The Company does not offset fair value amounts recognized for derivative instruments or repurchase agreements. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. At December 31, 2013, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2013
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level swaps	16,301	—	16,301	2,823	—	13,478
Customer foreign exchange contracts	396	—	396	—	—	396
	$16,697	$—	$16,697	$2,823	$—	$13,874

Derivative Liabilities
Interest rate swaps	$9,630	$—	$9,630	$—	$9,630	$—
Loan level swaps	16,340	—	16,340	2,823	12,930	587
Customer foreign exchange contracts	390	—	390	—	—	390
Repurchase agreements
Customer repurchase agreements	149,288	—	149,288	—	(149,288)	—
Wholesale repurchase agreements	50,000	—	50,000	—	(50,000)	—
	$225,648	$—	$225,648	$2,823	$(176,728)	$977

(1)	Includes loan level swaps which are not subject to a master netting arrangement and thus are not offset in the statement of financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2012
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level swaps	28,678	—	28,678	—	—	28,678
Customer foreign exchange contracts	1,748	—	1,748	—	—	1,748
	$30,426	$—	$30,426	$—	$—	$30,426

Derivative Liabilities
Interest rate swaps	$16,189	$—	$16,189	$—	$16,189	$—
Loan level swaps	28,663	—	28,663	—	28,663	—
Customer foreign exchange contracts	1,718	—	1,718	—	—	1,718
Repurchase agreements
Customer repurchase agreements	153,359	—	153,359	—	(153,359)	—
Wholesale repurchase agreements	50,000	—	50,000	—	(49,693)	307
	$249,929	$—	$249,929	$—	$(158,200)	$2,025

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

(13)    INCOME TAXES
The provision for income taxes is comprised of the following components:

	Years Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Current expense
Federal	$9,570	$11,928	$11,830
State	4,357	4,664	5,227
Total current expense	13,927	16,592	17,057
Deferred expense (benefit)
Federal	1,598	(1,183)	548
State	959	(736)	(457)
Total deferred expense (benefit)	2,557	(1,919)	91
Total expense	$16,484	$14,673	$17,148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the statutory federal income tax rate of 35% and the effective income tax rate reported for the last three years is detailed below:

	Years Ended December 31
	2013		2012		2011
	(Dollars in thousands)
Computed statutory federal income tax provision	$23,359	35.00%	$20,055	35.00%	$21,904	35.00%
State taxes, net of federal tax benefit	3,455	5.17%	2,553	4.46%	3,101	4.95%
Nontaxable interest, net	(557)	(0.83)%	(542)	(0.95)%	(661)	(1.06)%
Tax credits	(9,194)	(13.77)%	(6,567)	(11.46)%	(6,238)	(9.97)%
Increase in cash surrender value of life insurance and tax exempt gain on benefit payments	(1,209)	(1.81)%	(1,612)	(2.81)%	(1,109)	(1.77)%
Merger and other related costs (non-deductible)	366	0.55%	404	0.71%	—	—%
Other, net	264	0.39%	382	0.66%	151	0.25%
Total expense	$16,484	24.70%	$14,673	25.61%	$17,148	27.40%
The tax-effected components of the net deferred tax asset at December 31 were as follows:

	2013	2012
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$21,743	$21,252
Accrued expenses not deducted for tax purposes	8,530	8,627
Other-than-temporary impairment on securities	4,074	4,435
Derivatives fair value adjustment	3,440	6,020
Deferred gain on sale leaseback transaction	3,104	3,541
Employee and director equity compensation	2,351	2,474
New Markets Tax Credit carry-forward	2,257	—
Loan basis difference fair value adjustment	1,819	1,402
Net operating loss carry-forward	1,671	2,440
Net unrealized loss on securities available for sale	1,418	—
Federal Home Loan Bank borrowings fair value adjustment	220	4,005
Other	1,481	758
Total	$52,108	$54,954
Deferred tax liabilities
Goodwill	$13,030	$11,831
Fixed assets	5,571	7,286
Core deposit and other intangibles	4,052	3,775
Deferred loan fees, net	3,530	3,104
Net unrealized gain on securities available for sale	—	3,257
Other	956	356
Total	$27,139	$29,609
Total net deferred tax asset	$24,969	$25,345
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertainty in Income Taxes
From time to time, the Internal Revenue Service (the "IRS") may review and/or challenge specific tax positions taken by the Company in its ordinary course of business. The Company believes that its income tax returns have been filed based upon applicable statutes, regulations and case law in effect at the time of filing, however, the IRS could disagree with the Company's interpretation. The Company accounts for uncertainties in income taxes by providing a tax reserve for certain positions. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Dollars in thousands)
Balance at December 31, 2011	$111
Reduction of tax positions for prior years	(34)
Increase for prior year tax position	5
Increase for current year tax positions	44
Balance at December 31, 2012	$126
Reduction of tax positions for prior years	(113)
Increase for prior year tax positions	42
Increase for current year tax positions	—
Balance at December 31, 2013	$55
Increases to the Company's unrealized tax positions occur as a result of accruing for the unrecognized tax benefit as well the accrual of interest and penalties related to prior year positions. Decreases in the Company's unrealized tax positions occur as a result of the statute of limitation lapsing on prior year positions and/or settlements relating to outstanding positions. All of the Company’s unrecognized tax benefits, if recognized, would be recorded as a component of income tax expense therefore affecting the effective tax rate. The Company records interest and penalties related to uncertain tax positions in the provision for income taxes.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2010 through 2012 tax years including any related income tax filings from its recent Bank acquisitions. The Company is utilizing net operating loss carry forwards acquired from the Central and Mayflower acquisitions that are subject to annual change in ownership limitations. In addition, the Company has a general business credit carry forward that resulted from 2013 operations that can be used to reduce future federal income tax. The net operating loss carry forwards of $4.7 million will expire at various dates through 2032 and the general business credit carryforward of $2.3 million will expire in 2033. The Company anticipates utilizing these carry forwards prior to their expirations.

(14)    EMPLOYEE BENEFIT PLANS
Pension
The Company maintains a multiemployer defined benefit pension plan (the “Pension Plan”) administered by Pentegra Retirement Services (the “Fund” or “Pentegra Defined Benefit Plan for Financial Institutions”). The Fund does not segregate the assets or liabilities of all participating employers and accordingly, disclosure of plan assets, accumulated vested and nonvested benefits is not possible. Effective July 1, 2006, the Company froze the defined benefit plan by eliminating all future benefit accruals. Contributions to the Pension Plan are based on each individual employer’s experience. The Company bears the market risk relating to the Pension Plan and will continue to fund the Pension Plan as required. The Pension Plan year is July 1st through June 30th.
The Company’s participation in the Pension Plan for the annual period ended December 31, 2013, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (“EIN”) and the three-digit plan number. The funding status of the Pension Plan is determined on the basis of the financial statements provided by the Fund using total plan assets and accumulated benefit obligation. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Expiration Date of Collective-Bargaining Agreement” column lists the expiration date(s) of any collective-bargaining agreement(s) to which the Pension Plan is subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Funding Status of Pension Plan		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	Minimum Contributions Required for Future Periods
	EIN/Pension Plan Number	2013	2012
Pentegra defined benefit plan for financial institutions	13-5645888/333	90.99% as of 7/1/2013	96.96% as of 7/1/2012	No	No	N/A	$—

Contributions to the Fund are based on each individual employer’s experience. The Company’s total contributions to the Pension Plan did not represent more than 5% of the total contributions to the Pension Plan as indicated in the Pension Plan’s most recently available annual report dated June 30, 2013. The comparability of employer contributions is impacted by asset performance, discount rates and the reduction in the number of covered employees year over year.
The Company’s contributions to the Pension Plan were as follows for the periods indicated:

		Plan Year Allocation
	Cash Payment	2013-2014	2012-2013	2011-2012
	(Dollars in thousands)
2013	$2,603	$1,762	$841	$—
2012	234	—	234	—
2011	2,217	—	—	2,217
The Company’s total defined benefit plan expense was $1.4 million, $1.6 million, and $1.9 million, for the years ending December 31, 2013, 2012, and 2011, respectively.
Financial information for the Fund is made available through the public Form 5500 which is available by April 15th of the year following the plan year end.
Additionally, during 2013, as a result of the Mayflower acquisition, the Company acquired another multiemployer pension plan, which is currently frozen. The Company is in the process of withdrawing from this plan as of year end and as such, has not incurred, nor expects to incur, any expenses associated with this plan.
Postretirement Benefit Plans
Employees retiring from the Bank after attaining age 65, who have rendered at least 10 years of continuous service are entitled to a fixed contribution toward the premium for postretirement health care benefits and a $5,000 upon death benefit paid. The health care benefits are subject to deductibles, co-payment provisions and other limitations. The Bank may amend or change these benefits periodically. Additionally, the Company has acquired small postretirement plans in conjunction with various acquisitions, which do not have a material impact on the amount of expense realized by the Company. Postretirement benefit expense was $25,000, $82,000, and $46,000, for the years ending December 31, 2013, 2012, and 2011, respectively.
Supplemental Executive Retirement Plans
The Bank maintains supplemental executive retirement plans (“SERP”) for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. The Bank has established and funded Rabbi Trusts to accumulate funds in order to satisfy the contractual liability of these supplemental retirement plan benefits. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets, included in the Company's securities portfolio, totaled $8.5 million and $6.7 million at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012 these trust assets were held as available for sale securities and at December 31, 2011 the trust assets were held in the trading portfolio.
The following table shows the supplemental retirement expense, and the contributions paid to the plan which were used only to pay the current year benefits as of the dates indicated:

	2013	2012	2011
	(Dollars in thousands)
Retirement expense	$1,049	$1,144	$794
Contributions paid	253	253	253

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company's best estimate of the benefits expected to be paid in each of the next five years, in the aggregate for the next five fiscal years thereafter and in the aggregate after those 10 years:

Supplemental Executive Retirement Plans Expected Benefit Payment
(Dollars in thousands)
2014	$253
2015	288
2016	357
2017	351
2018	378
2019-2023	2,332
2024 and later	22,126

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the supplemental executive retirement plans benefits is December 31st for each of the years reported. The following table illustrates the status of the supplemental executive retirement plans at December 31 for the years presented:

	Supplemental Executive Retirement Benefits
	2013	2012	2011
	(Dollars in thousands)
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$8,714	$7,550	$5,953
Benefit obligation acquired	—	—	—
Accumulated service cost	429	627	351
Interest cost	409	296	325
Plan amendment	—	—	—
Actuarial loss/(gain)	(1,056)	494	1,179
Benefits paid	(253)	(253)	(258)
Accumulated benefit obligation at end of year	$8,243	$8,714	$7,550
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	253	253	253
Benefits paid	(253)	(253)	(253)
Fair value of plan assets at end of year	$—	$—	$—
Funded status at end of year	$(8,243)	$(8,714)	$(7,550)
Assets	—	—	—
Liabilities	(8,243)	(8,714)	(7,550)
Accrued benefit cost	$(8,243)	$(8,714)	$(7,550)
Amounts recognized in accumulated other comprehensive income (“AOCI”), net of tax
Net loss	$938	$1,276	$1,056
Prior service cost	659	440	499
Amounts recognized in AOCI, net of tax	$1,597	$1,716	$1,555
Information for plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$8,243	$8,714	$7,550
Accumulated benefit obligation	$8,243	$8,714	$7,550
Net periodic benefit cost
Service cost	$429	$627	$351
Interest cost	409	296	325
Amortization of prior service cost	113	113	112
Recognized net actuarial gain	155	108	4
Net periodic benefit cost	$1,106	$1,144	$792
Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net actuarial loss	$18	$151	$103
Net prior service cost	$113	$99	$112
Discount rate used for benefit obligation	4.95%	4.05%	4.40%
Discount rate used for net periodic benefit cost	4.05%	4.40%	5.54%
Rate of compensation increase	n/a	n/a	n/a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Employee Benefits
The Bank from time to time creates an incentive compensation plan for senior management and other officers to participate in at varying levels. In addition, the Bank may also pay a discretionary bonus to senior management, officers, and/or nonofficers of the Bank. The expense for the incentive plans and the discretionary bonus amounted to $8.5 million in 2013 and $7.8 million in both 2012 and 2011.
The Bank has an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their pre-tax earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 25% of each employee’s contributions up to 6% of the employee’s earnings. The 401(k) Plan incorporates an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. This Plan also provides nondiscretionary contributions in which employees, with one year and 1,000 hours of service, receive a 5% cash contribution of eligible pay up to the social security limit and a 10% cash contribution of eligible pay over the social security limit up to the maximum amount permitted by law. Benefits contributed to employees under this defined contribution plan vest immediately. The defined contribution plan expense was $3.9 million in 2013, $3.6 million in 2012, and $3.4 million in 2011.
As a result of the Central acquisition during 2012, the Company acquired an Employee Stock Ownership Plan, which is currently in the process of being terminated, pending approval from the Internal Revenue Service.
Director Benefits
The Company maintains a deferred compensation plan for the Company’s Board of Directors. The Board of Directors is entitled to elect to defer their director’s fees until retirement. If the Director elects to do so, their compensation is invested in the Company’s stock and maintained within the Company’s Investment Management Group. The amount of compensation deferred during 2013, 2012, and 2011 was $107,400, $88,000, and $136,000, respectively. At December 31, 2013 and 2012 the Company had 178,765 and 179,814 of shares provided for the plan with a related liability of $3.4 million and $3.2 million established within shareholders’ equity, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Techniques
There have been no changes in the valuation techniques used during the current period.
Securities
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
State, County, and Municipal Securities
The fair value is estimated using a valuation matrix with inputs including bond interest rate tables, recent transaction, and yield relationships. These securities are categorized as Level 2.
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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    Mortgage Derivatives
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
Assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31 were as follows:

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2013
	(Dollars in thousands)
Recurring fair value measurements
Assets
Securities available for sale
U.S. Government agency securities	$40,449	$—	$40,449	$—
Agency mortgage-backed securities	234,591	—	234,591	—
Agency collateralized mortgage obligations	58,153	—	58,153	—
State, county, and municipal securities	5,412		5,412
Single issuer trust preferred securities issued by banks and insurers	2,952	—	2,952	—
Pooled trust preferred securities issued by banks and insurers	3,841	—	—	3,841
Marketable securities	11,464	11,464	—	—
Loans held for sale	8,882	—	8,882	—
Derivative instruments	16,965	—	16,965	—
Liabilities
Derivative Instruments	26,395	—	26,395	—
Total recurring fair value measurements	$356,314	$11,464	$341,009	$3,841

Nonrecurring fair value measurements
Assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collateral dependent impaired loans	$10,328	$—	$—	$10,328
Other real estate owned	7,466	—	—	7,466
Total nonrecurring fair value measurements	$17,794	$—	$—	$17,794

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

Nonrecurring fair value measurements:
Assets
Collateral dependent impaired loans	$7,817	$—	$—	$7,817
Other real estate owned	11,974	—	—	11,974
Total nonrecurring fair value measurements	$19,791	$—	$—	$19,791

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These instruments were valued using pricing models and discounted cash flow methodologies. The following table provides a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Securities Available for Sale
	Pooled Trust Preferred Securities	Single Issuer Trust Preferred Security	Private Mortgage- Backed Securities	Total
	(Dollars in thousands)
Year-to-date
Balance at December 31, 2011	$2,820	$4,210	$6,110	$13,140
Gains and losses (realized/unrealized)
Included in earnings	—	—	(76)	(76)
Included in other comprehensive income	313	703	411	1,427
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(152)	—	(2,913)	(3,065)
Transfers in to (out of) level 3	—	(4,913)	—	(4,913)
Balance at December 31, 2012	$2,981	$—	$3,532	$6,513
Gains and losses (realized/unrealized)
Included in earnings	—	—	—	—
Included in other comprehensive income	1,132	—	(64)	1,068
Purchases	—	—	—	—
Sales	—	—	(2,695)	(2,695)
Issuances	—	—	—	—
Settlements	(272)	—	(773)	(1,045)
Transfers into (out of) level 3	—	—	—	—
Balance at December 31, 2013	$3,841	$—	$—	$3,841
During the first quarter of 2012 the Company transferred the Single Issuer Trust Preferred Security from Level 3 to Level 2. The reason for this transfer was increased trading of the security, enabling the use of more observable inputs. It is the Company's policy to recognize the transfers as of the end of the reporting period. During the year ended December 31, 2013, there were no transfers between the Levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth certain unobservable inputs regarding the Company's investment in securities that are classified as Level 3:

	December 31,			December 31,		December 31,
	2013	2012		2013	2012	2013	2012
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in Thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$3,841	$2,981	Cumulative prepayment	0% - 76%	0% - 76%	7.2%	7.5%
			Cumulative default	3% - 100%	3% - 100%	18.1%	19.6%
			Loss given default	85% - 100%	85% - 100%	95.7%	94.9%
			Cure given default	0% - 75%	0% - 75%	39.9%	33.8%
Multi-dimensional spreads table
Private mortgage-backed securities	$—	$3,532	Cumulative prepayment rate	—%	10% - 15%	—%	13.9%
			Constant default rate	—%	1% - 20%	—%	4.0%
			Severity	—%	20% - 55%	—%	33.6%
Appraisals of collateral (1)
Impaired loans	$10,328	$7,817
Other real estate owned	$7,466	$11,974

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
	December 31, 2013
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,011	$1,042	$—	$1,042	$—
Agency mortgage-backed securities	155,067	155,951	—	155,951	—
Agency collateralized mortgage obligations	187,388	182,036	—	182,036	—
State, county, and municipal securities	678	685	—	685	—
Single issuer trust preferred securities issued by banks	1,503	1,526	—	1,526	—
Corporate debt securities	5,005	5,215	—	5,215	—
Loans, net of allowance for loan losses(b)	4,665,068	4,655,920	—	—	4,655,920
Financial liabilities
Time certificates of deposits(c)	$743,628	$746,908	$—	$746,908	$—
Federal Home Loan Bank borrowings(c)	140,294	140,321	—	140,321	—
Customer repurchase agreements and other short-term borrowings(c)	154,288	154,349	—	—	154,349
Wholesale repurchase agreements(c)	50,000	51,298	—	—	51,298
Junior subordinated debentures(d)	73,906	67,481	—	67,481	—
Subordinated debentures(c)	30,000	28,396	—	—	28,396

	December 31, 2012
Financial assets	(Dollars in thousands)
Securities held to maturity(a)
U.S. Treasury securities	$1,013	$1,134	$—	$1,134	$—
Agency mortgage-backed securities	72,360	76,593	—	76,593	—
Agency collateralized mortgage obligations	97,507	100,380	—	100,380
State, county, and municipal securities	915	926	—	926	—
Single issuer trust preferred securities issued by banks	1,516	1,526	—	1,526	—
Corporate debt securities	5,007	5,265	—	5,265	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans, net of allowance for loan losses(b)	4,467,177	4,462,580	—	—	4,462,580
Financial liabilities
Time certificates of deposits(c)	$753,125	$759,516	$—	$759,516	$—
Federal Home Loan Bank borrowings(c)	271,569	281,580	—	281,580	—
Customer repurchase agreements and other short-term borrowings(c)	165,359	165,359	—	—	165,359
Wholesale repurchase agreements(c)	50,000	47,830	—	—	47,830
Junior subordinated debentures(d)	74,127	74,416	—	74,416	—
Subordinated debentures(c)	30,000	22,762	—	—	22,762

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
The Company considers its financial instruments' current use to be the highest and best use of the instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)    OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of other comprehensive loss for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive loss:

	Year Ended December 31, 2013
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(11,943)	$4,578	$(7,365)
Less: net security gains reclassified into other noninterest income (1)	230	(94)	136
Net change in fair value of securities available for sale	(12,173)	4,672	(7,501)
Change in fair value of cash flow hedges (2)	592	(242)	350
Less: net cash flow hedge losses reclassified into interest on borrowings expense	(5,723)	2,338	(3,385)
Net change in fair value of cash flow hedges	6,315	(2,580)	3,735
Net gain during the period and amortization of certain costs included in net periodic retirement costs (3)	1,450	(592)	858
Total other comprehensive loss	$(4,408)	$1,500	$(2,908)

	Year Ended December 31, 2012
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(1,682)	$541	$(1,141)
Less: net security losses reclassified into other noninterest income (1)	(76)	31	(45)
Net change in fair value of securities available for sale	(1,606)	510	(1,096)
Change in fair value of cash flow hedges (2)	(3,588)	1,466	(2,122)
Less: net cash flow hedge losses reclassified into interest on borrowings expense	(5,417)	2,213	(3,204)
Net change in fair value of cash flow hedges	1,829	(747)	1,082
Net loss during the period and amortization of certain costs included in net periodic retirement costs (3)	(44)	18	(26)
Total other comprehensive loss	$179	$(219)	$(40)

	Year Ended December 31, 2011
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$277	$(96)	$181
Less: net security gains reclassified into other noninterest income (1)	480	(568)	(88)
Net change in fair value of securities available for sale	(203)	472	269
Change in fair value of cash flow hedges (2)	(11,869)	4,848	(7,021)
Less: net cash flow hedge losses reclassified into interest on borrowings expense	(5,472)	2,274	(3,198)
Net change in fair value of cash flow hedges	(6,397)	2,574	(3,823)
Net loss during the period and amortization of certain costs included in net periodic retirement costs (3)	(366)	200	(166)
Total other comprehensive loss	$(6,966)	$3,246	$(3,720)

(1)	Net security losses include pre-tax OTTI credit related losses of $0, $76,000, and $243,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

(2)
The change in fair value of cash flow hedges includes the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.4 million, net of tax, will be recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain had amortized to $715,000, $859,000, and $1.0 million at December 31, 2013, 2012, and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) The amortization of prior service costs is included in the computation of net periodic pension costs as disclosed in Note 14 - Employee Benefit Plans.
Information on the Company's accumulated other comprehensive loss, net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(Dollars in Thousands)
Beginning balance: January 1, 2013	$5,478	$(9,577)	$859	$(1,286)	$(4,526)
Net change in other comprehensive loss	(7,501)	3,879	(144)	858	(2,908)
Ending balance: December 31, 2013	$(2,023)	$(5,698)	$715	$(428)	$(7,434)

Beginning balance: January 1, 2012	$6,574	$(10,804)	$1,004	$(1,260)	$(4,486)
Net change in other comprehensive loss	(1,096)	1,227	(145)	(26)	(40)
Ending balance: December 31, 2012	$5,478	$(9,577)	$859	$(1,286)	$(4,526)

Beginning balance: January 1, 2011	$6,305	$(7,125)	$1,148	$(1,094)	$(766)
Net change in other comprehensive loss	269	(3,679)	(144)	(166)	(3,720)
Ending balance: December 31, 2011	$6,574	$(10,804)	$1,004	$(1,260)	$(4,486)

(17)    COMMITMENTS AND CONTINGENCIES
Financial Instruments with Off-Balance Sheet Risk
In the normal course of business, the Company enters into various transactions to meet the financing needs of its customers, which, in accordance with generally accepted accounting principles are not included in its consolidated balance sheets. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.
The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of these commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Standby letters of credit are written conditional commitments issued to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.
The fees collected in connection with the issuance of standby letters of credit are representative of the fair value of its obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, fees collected in connection with the issuance of standby letters of credit are deferred. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. The deferred standby letter of credit fees represent the fair value of the Company's potential obligations under the standby letter of credit guarantees.
Year-end financial instruments with off-balance-sheet risk were as follows:

	2013	2012
	(Dollars In thousands)
Commitments to extend credit	$1,621,873	$1,439,074
Standby letters of credit	18,923	25,468
Deferred standby letter of credit fees	87	151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases. The following is a schedule of minimum future lease payments under such leases as of December 31, 2013:

(Dollars In thousands)
2014	$7,997
2015	7,861
2016	7,386
2017	6,892
2018	5,565
Thereafter	15,335
Total future minimum lease commitments	$51,036
Rent expense incurred under operating leases was approximately $7.6 million in 2013, $7.0 million in 2012, and $6.8 million in 2011. Renewal options ranging from 1-10 years exist for several of these leases.
The Company has entered into lease agreements with related third parties on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Rent expense incurred under related third party leases was approximately $1.0 million, $1.0 million, and $1.1 million, in 2013, 2012, and 2011, respectively.
Other Contingencies
At December 31, 2013, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $21.0 million and $29.0 million at December 31, 2013 and 2012, respectively.

(18)    REGULATORY MATTERS
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined for regulatory purposes) to average assets (as defined for regulatory purposes) and Tier 1 Capital to risk weighted assets (as defined for regulatory purposes). Management believes, as of December 31, 2013 and 2012 that the Company and the Bank met all capital adequacy requirements to which they are subject.
At December 31, 2013 the most recent notification from the Federal Deposit Insurance Corporation indicated that the Bank's capital levels met or exceeded the minimum levels to be considered "well capitalized" for bank regulatory purposes. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are also presented in the table that follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	December 31, 2013
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$589,811	12.58%	$375,117	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	505,646	10.78	187,558	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	505,646	8.64	234,153	≥	4.0	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$582,599	12.42%	$375,205	≥	8.0%	$469,006	≥	10.0%
Tier 1 capital (to risk weighted assets)	498,434	10.63	187,603	≥	4.0	281,404	≥	6.0
Tier 1 capital (to average assets)	498,434	8.51	234,154	≥	4.0	292,692	≥	5.0
	December 31, 2012
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$541,119	12.23%	$354,086	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	458,638	10.36	177,043	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	458,638	8.65	212,015	≥	4.0	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$534,182	12.07%	$353,965	≥	8.0%	$442,456	≥	10.0%
Tier 1 capital (to risk weighted assets)	451,701	10.21	176,983	≥	4.0	265,474	≥	6.0
Tier 1 capital (to average assets)	451,701	8.52	212,074	≥	4.0	265,093	≥	5.0
In July 2013, the Federal Reserve Board, or Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the Rules. The FDIC has adopted substantially identical rules (as interim final rules). The Rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Rules, among other things: (i) introduce a new capital measure called “Common Equity Tier 1,” or CET1; (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements; (iii) apply most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios; and (iv) expand the scope of the reductions/adjustments from capital as compared to existing regulations.
Dividend Restrictions
In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company for the year ended December 31, 2013 and 2012 totaled $30.6 million and $28.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trust Preferred Securities
In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements. At December 31, 2013 and 2012, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines. Certain provisions of the Basel III capital standards proposal will require trust preferred securities to be excluded from Tier 1 capital, however, the Company qualifies under certain grandfathering provisions which allows the trust preferred securities to continue to be treated as Tier 1 capital under the Basel III capital standards.

(19)    PARENT COMPANY FINANCIAL STATEMENTS
Condensed financial information relative to the Parent Company’s balance sheets at December 31, 2013 and 2012 and the related statements of income and cash flows for the years ended December 31, 2013, 2012, and 2011 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.
BALANCE SHEETS

	December 31
	2013	2012
	(Dollars in thousands)
Assets
Cash (1)	$16,855	$18,535
Investments in subsidiaries(2)	661,257	600,808
Prepaid income taxes	—	161
Deferred tax asset	3,777	4,602
Deferred stock issuance costs	201	267
Total assets	$682,090	$624,373
Liabilities and stockholders’ equity
Dividends payable	$5,243	$—
Short-term borrowings	5,000	12,000
Junior subordinated debentures	73,906	74,127
Accrued income taxes	8	—
Derivative instruments(1)	6,303	8,834
Other liabilities	90	92
Total liabilities	90,550	95,053
Stockholders’ equity	591,540	529,320
Total liabilities and stockholders’ equity	$682,090	$624,373

(1)	Entire balance eliminates in consolidation.

(2)	$659.1 million and $598.6 million eliminate in consolidation at December 31, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF INCOME

	Years Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Income
Dividends received from subsidiaries(1)	$30,694	$28,709	$20,962
Interest income(2)	50	83	74
Total income	30,744	28,792	21,036
Expenses
Interest expense	4,122	3,795	3,820
Other expenses	15	6	1
Total expenses	4,137	3,801	3,821
Income before income taxes and equity in undistributed income of subsidiaries	26,607	24,991	17,215
Income tax benefit	(1,342)	(1,636)	(1,409)
Income of parent company	27,949	26,627	18,624
Equity in undistributed income of subsidiaries	22,305	16,000	26,812
Net income	$50,254	$42,627	$45,436

(1)	Income of $30.6 million, $28.7 million and $20.9 million eliminated in consolidation for the years ended December 31, 2013, 2012, and 2011, respectively.

(2)	Entire balance eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Cash flows from operating activities
Net income	$50,254	$42,627	$45,436
Adjustments to reconcile net income to cash provided by operating activities
(Accretion) Amortization	(155)	(13)	8
Deferred income tax expense (benefit)	203	(398)	(42)
Change in other assets	(373)	5,430	—
Change in other liabilities	206	(240)	(3,106)
Equity in undistributed income of subsidiaries	(22,305)	(16,000)	(26,812)
Net cash provided by operating activities	27,830	31,406	15,484
Cash flows used in investing activities
Cash paid for acquisitions, net of cash acquired	(10,832)	(21,648)	—
Net cash used in investing activities	(10,832)	(21,648)	—
Cash flows used in financing activities
Proceeds from short-term borrowings	10,000	12,000	—
Repayment of short-term borrowings	(17,000)	(10,053)	—
Proceeds from stock issued and stock options exercised	2,475	1,242	4,127
Issuance of shares under direct stock purchase plan	969	1,691	824
Common dividend paid	(15,122)	(22,494)	(16,038)
Net cash used in financing activities	(18,678)	(17,614)	(11,087)
Net increase (decrease) in cash and cash equivalents	(1,680)	(7,856)	4,397
Cash and cash equivalents at the beginning of the year	18,535	26,391	21,994
Cash and cash equivalents at the end of the year	$16,855	$18,535	$26,391

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2013	2012	2013	2012	2013	2012	2013	2012
			(Dollars in thousands, except per share data)
Interest income	$50,820	$47,796	$51,495	$48,426	$51,027	$48,555	$52,571	$51,414
Interest expense	5,958	5,943	5,880	5,798	5,831	5,717	5,666	5,935
Net interest income	$44,862	$41,853	$45,615	$42,628	$45,196	$42,838	$46,905	$45,479
Provision for loan losses	1,300	1,600	3,100	8,500	2,650	3,606	3,150	4,350
Other noninterest income	15,724	13,909	16,692	14,983	17,367	14,801	17,007	16,900
Net gain on securities	—	—	—	—	—	—	230	116
Gain on extinguishment of debt	—	—	—	—	763	—	—	—
Gain on life insurance benefits	—	—	—	—	—	1,307	227	—
Total noninterest income	15,724	13,909	16,692	14,983	18,130	16,108	17,464	17,016
Other noninterest expenses	41,575	37,358	41,410	36,327	40,356	37,230	41,626	39,569
Prepayment fee on borrowings	—	—	—	—	—	—	—	7
Goodwill impairment	—	—	—	—	—	2,227	—	—
Merger and acquisition expenses	1,345	—	754	672	366	595	6,219	5,474
Total noninterest expenses	42,920	37,358	42,164	36,999	40,722	40,052	47,845	45,050
Provision for income taxes	4,114	4,621	4,285	3,238	5,299	3,687	2,786	3,127
Net income	$12,252	$12,183	$12,758	$8,874	$14,655	$11,601	$10,588	$9,968
Basic earnings per share	0.54	0.57	0.56	0.41	0.64	0.54	0.45	0.45
Diluted earnings per share	0.54	0.56	0.56	0.41	0.64	0.53	0.45	0.45
Weighted average common shares (basic)	22,823,753	21,561,006	22,888,155	21,623,827	22,946,308	21,654,188	23,383,608	22,286,841
Common stock equivalents	46,040	24,481	52,144	20,377	100,806	52,116	97,445	31,502
Weighted average common shares (diluted)	22,869,793	21,585,487	22,940,299	21,644,204	23,047,114	21,706,304	23,481,053	22,318,343

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).
Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.
Independent Bank Corp.’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting, which appears below:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Independent Bank Corp.:
We have audited Independent Bank Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“the COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Independent Bank Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Independent Bank Corp. and subsidiaries and our report dated February 28, 2014 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 28, 2014

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required herein is incorporated by reference from the Company’s proxy statement (the “Definitive Proxy Statement”) relating to its May 15, 2014 Annual Meeting of Stockholders that will be filed with the Commission within 120 days following the fiscal year end December 31, 2013 under the headings of "Board of Director Information" and "Executive Officer Information."

ITEM 11.    EXECUTIVE COMPENSATION
The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading "Executive Officer Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2013 about the securities authorized for issuance under the Company’s equity compensation plans, consisting of the 1996 Director Stock Plan, 1997 Employee Stock Option Plan, 2005 Employee Stock Plan, 2006 Nonemployee Director Stock Plan, and 2010 Nonemployee Director Stock Plan. The Company’s shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.
Equity Compensation Plans

Equity Compensation Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plans approved by security holders	524,948	$30.50	877,503	(1)
Plans not approved by security holders	—	—	—
TOTAL	524,948	$30.50	877,503

(1)
There are no shares available for future issuance under the 1996 Non-Employee Directors’ Stock Option Plan, the 1997 Employee Stock Option Plan, nor the 2006 Non-Employee Director Stock Plan. There are 646,203 shares available for future issuance under the 2005 Employee Stock Plan. There are 231,300 shares available for future issuance under the 2010 Non-Employee Director Stock Plan. Shares under the 2005 and 2010 Plans may be issued as non-qualified stock options or restricted stock awards.

The information required herein by Item 403 of Regulation S-K regarding the security ownership of management and certain beneficial owners is incorporated by reference from the Definitive Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading "Board of Directors - Related Party Transactions."
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading "Proposals to be Voted upon at the Annual Meeting - Ratification of Appointment of Independent Registered Accounting Firm (Proposal 2).

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed as Part of this Report
(1) The following financial statements are incorporated herein by reference from Item 8 hereto:
Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm.
Consolidated balance sheets as of December 31, 2013 and 2012.
Consolidated statements of income and comprehensive income for each of the years in the three-year period ended December 31, 2013.
Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2013.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2013.
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

Exhibits Index

No.	Exhibit
2.1	Agreement and Plan of Merger dated April 30, 2012 with Central Bancorp, Inc. is incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 3, 2012.
2.2	Agreement and Plan of Merger dated May 14, 2013 with Mayflower Bancorp, Inc. is incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 20, 2013.
3.(i)	Restated Articles of Organization, as adopted May 20, 2010, incorporated by reference to Exhibit 99.4 to Form 8-K filed on May 24, 2010.
3.(ii)	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 99.5 to Form 8-K filed on May 24, 2010.
4.1	Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992 filed on March 29, 1993 (SEC File No. 001-09047).
4.2
Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to Exhibit 4.13 to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007 (SEC File No. 001-09047).

4.3	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.9)
4.4
Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to Exhibit 4.15 to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007 ((SEC File No. 001-09047).

4.5	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).
4.6
Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to Exhibit 4.17 to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007 (SEC File No. 001-09047).

4.7
Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to Exhibit 4.18 to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007 (SEC File No. 001-09047).

4.8
Subordinated Debt Purchase Agreement between USB Capital Resources and Rockland Trust Company dated as of August 27, 2008 is incorporated by reference to Exhibit 99.2 to Form 8-K filed on September 2, 2008 (SEC File No. 001-09047).

4.9	Rockland Trust Company Employee Savings, Profit Sharing and Stock Ownership Plan incorporated by reference to Exhibit 4.2 to Form S-8 filed on April 16, 2010.
4.10	Independent Bank Corp. 2010 Dividend Reinvestment and Stock Purchase Plan incorporated by reference to Form S-3 filed on August 24, 2010.
10.1
Independent Bank Corp. 1996 Nonemployee Directors’ Stock Option Plan incorporated by reference to Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed on March 19, 1996 (SEC File No. 001-09047).

10.2
Independent Bank Corp. 1997 Employee Stock Option Plan incorporated by reference to the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed on March 20, 1997 (SEC File No. 001-09047).

10.3	Independent Bank Corp. Amended and Restated 2005 Employee Stock Plan incorporated by reference to Exhibit 99.1 to Form S-8 filed on June 17, 2011.
10.4
Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000) is incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2000 filed on March 29, 2001 (SEC File No. 001-09047).

10.5
Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Jane L. Lundquist, Gerard F. Nadeau, and Edward H. Seksay and the Company and/or Rockland Trust and a Rockland Trust Company amended and restated Supplemental Executive Retirement Plan dated November 20, 2008 are incorporated by reference to Exhibit 99.1, 99.2, 99.4, 99.5, 99.6, and 99.8 to Form 8-K filed on November 21, 2008 (SEC File No. 001-09047).

10.6
Revised employment agreements between Denis K. Sheahan and Edward F. Jankowski and new employment agreements between Barry H. Jensen and Robert D. Cozzone and the Company and/or Rockland Trust dated September 5, 2013 are incorporated by reference to Exhibit10.8 to Form 10-K filed on November 6, 2013.

10.7
Specimen forms of stock option agreements for the Company's Chief Executive and other executive officers are incorporated by reference to Exhibits 99.1 and 99.2 to Form 8-K filed on December 20, 2005 (SEC File No. 001-09047).

10.8
On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004 is incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2004 filed on March 4, 2005 (SEC File No. 001-09047). Amendment to On-Site Outsourcing Agreement incorporated by reference to Exhibit 99.1 to Form 8-K filed on May 7, 2008 (SEC File No. 001-09047).

10.9
Independent Bank Corp. entered into a revolving credit facility with PNC Bank NA allowing the Company to borrow, repay and reborrow up to $20 million on or prior to October 18, 2013. The letter agreement is incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 25, 2012.

10.10	Independent Bank Corp. 2006 Nonemployee Director Stock Plan incorporated by reference to Exhibit 99.1 to Form S-8 filed on April 17, 2006 (SEC File No. 333-133334).
10.11	Independent Bank Corp. 2006 Stock Option Agreement for Nonemployee Director is incorporated by reference to Exhibit 10.16 to Form 10-Q filed on May 9, 2006 (SEC File No. 001-09047).
10.12	Independent Bank Corp. 2006 Restricted Stock Agreement for Nonemployee Director is incorporated by reference to Exhibit 10.17 to Form 10-Q filed on May 9, 2006 (SEC File No. 001-09047).
10.13
New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is incorporated by reference to Exhibit 99.2 to Form 8-K filed on October 14, 2004 (SEC File No. 001-09047).

10.14
New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007 (SEC File No. 001-09047).

10.15
New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of June 18, 2009 is incorporated by reference to Exhibit 99.1 to Form 10-Q for the three and nine months ended September 30, 2009.

10.16
New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of April 17, 2012 is incorporated by reference to Exhibit 99.1 to form 8-K filed on April 26, 2012.

10.17
Core System Processing Services Agreement dated and effective as of May 11, 2012 by and between Fidelity Information Services, Inc. and Independent Bank Corp. is incorporated by reference to Exhibit 99.1 to Form 8-K/A filed on July 24, 2012.

10.18	Independent Bank Corp. 2010 Nonemployee Director Stock Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed May 24, 2010.
10.19	Independent Bank Corp. 2010 Stock Option Agreement for Nonemployee Director, incorporated by reference to Exhibit 99.2 to Form 8-K filed May 24, 2010.
10.20	Independent Bank Corp. 2010 Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Exhibit 99.3 to Form 8-K filed May 24, 2010.
10.21
Master Data Processing Services Agreement dated and effective as of May 15, 2012 between Rockland Trust Company and Q2 Software, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K/A filed July 18, 2012.

10.22	Independent Bank Corp. and Rockland Trust Company Executive Officer Performance Incentive Plan is incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 21, 2013.

23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101	Interactive Data File +

*	Filed herewith

+	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT BANK CORP.

/s/ CHRISTOPHER ODDLEIFSON
CHRISTOPHER ODDLEIFSON, Chief Executive Officer and President
Date: February 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby makes, constitutes and appoints Christopher Oddleifson and Robert Cozzone and each of them acting individually, his true and lawful attorneys, with full power to sign for such person and in such person’s name and capacity indicated below any and all amendments to this Form 10-K, hereby ratifying and confirming such person’s signature as it may be signed by said attorneys to any and all amendments.

/s/ CHRISTOPHER ODDLEIFSON	Director CEO/President	Date: February 28, 2014
Christopher Oddleifson	(Principal Executive Officer)

/s/ Donna L. Abelli	Director and Chairman of the Board	Date: February 28, 2014
Donna L. Abelli

/s/ Robert Cozzone	CFO (Principal Financial Officer)	Date: February 28, 2014
Robert Cozzone

/s/ Mark Ruggiero	Controller	Date: February 28, 2014
Mark Ruggiero	(Principal Accounting Officer)

/s/ RICHARD S. ANDERSON	Director	Date: February 28, 2014
Richard S. Anderson

/s/ WILLIAM P. BISSONNETTE	Director	Date: February 28, 2014
William P. Bissonnette

/s/ BENJAMIN A. GILMORE, II	Director	Date: February 28, 2014
Benjamin A. Gilmore, II

/s/ KEVIN J. JONES	Director	Date: February 28, 2014
Kevin J. Jones

/s/ EILEEN C. MISKELL	Director	Date: February 28, 2014
Eileen C. Miskell

/s/ John J. Morrissey	Director	Date: February 28, 2014
John J. Morrissey

/s/ DANIEL F. O’BRIEN	Director	Date: February 28, 2014
Daniel F. O’ Brien

/s/ CARL RIBEIRO	Director	Date: February 28, 2014
Carl Ribeiro

/s/ RICHARD H. SGARZI	Director	Date: February 28, 2014
Richard H. Sgarzi

/s/ JOHN H. SPURR, JR.	Director	Date: February 28, 2014
John H. Spurr, Jr.

/s/ ROBERT D. SULLIVAN	Director	Date: February 28, 2014
Robert D. Sullivan

/s/ BRIAN S. TEDESCHI	Director	Date: February 28, 2014
Brian S. Tedeschi

/s/ THOMAS R. VENABLES	Director	Date: February 28, 2014
Thomas R. Venables