Form 10-Q
period 2014-03-31
INDEPENDENT BANK CORP
filed 2014-05-08
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Commission File Number: 1-9047
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2014, there were 23,898,755 shares of the issuer’s common stock outstanding, par value $0.01 per share.

Table 18 - Tax Provision and Applicable Tax Rates	72
Table 19 - New Markets Tax Credit Recognition Schedule	72
Table 20 - Interest Rate Sensitivity	74
Table 21 - Sources of Liquidity	76

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$142,349	$168,106
Interest-earning deposits with banks	74,934	48,219
Securities
Securities available for sale	348,258	356,862
Securities held to maturity (fair value $374,530 and $346,455)	375,556	350,652
Total securities	723,814	707,514
Loans held for sale (at fair value)	6,788	8,882
Loans
Commercial and industrial	822,509	784,202
Commercial real estate	2,282,939	2,249,260
Commercial construction	239,536	223,859
Small business	78,147	77,240
Residential real estate	538,626	541,443
Home equity - 1st position	499,095	497,075
Home equity - subordinate positions	328,190	325,066
Other consumer	18,227	20,162
Total loans	4,807,269	4,718,307
Less: allowance for loan losses	(53,629)	(53,239)
Net loans	4,753,640	4,665,068
Federal Home Loan Bank stock	39,926	39,926
Bank premises and equipment, net	64,433	64,950
Goodwill	170,421	170,421
Identifiable intangible assets	11,630	12,221
Cash surrender value of life insurance policies	97,839	100,406
Other real estate owned and other foreclosed assets	7,997	7,633
Other assets	132,149	105,888
Total assets	$6,225,920	$6,099,234
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$1,399,717	$1,369,432
Savings and interest checking accounts	2,032,204	1,940,153
Money market	957,052	933,205
Time certificates of deposit of $100,000 and over	292,956	297,984
Other time certificates of deposits	432,330	445,644
Total deposits	5,114,259	4,986,418
Borrowings
Federal Home Loan Bank borrowings	140,228	140,294
Customer repurchase agreements and other short-term borrowings	128,485	154,288
Wholesale repurchase agreements	50,000	50,000

Junior subordinated debentures	73,852	73,906
Subordinated debentures	30,000	30,000
Total borrowings	422,565	448,488
Other liabilities	86,540	72,788
Total liabilities	5,623,364	5,507,694
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value. authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value. authorized: 75,000,000 shares,
issued and outstanding: 23,878,056 shares at March 31, 2014 and 23,805,984 shares at December 31, 2013 (includes 284,453 and 268,290 shares of unvested participating restricted stock awards, respectively)	236	235
Shares held in rabbi trust at cost: 172,048 shares at March 31, 2014 and 178,765 shares at December 31, 2013	(3,456)	(3,404)
Deferred compensation obligation	3,456	3,404
Additional paid in capital	306,156	305,179
Retained earnings	301,218	293,560
Accumulated other comprehensive loss, net of tax	(5,054)	(7,434)
Total stockholders’ equity	602,556	591,540
Total liabilities and stockholders' equity	$6,225,920	$6,099,234
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2014	2013
Interest income
Interest on loans	$48,204	$46,978
Taxable interest and dividends on securities	4,650	3,529
Nontaxable interest and dividends on securities	37	11
Interest on loans held for sale	51	268
Interest on federal funds sold	38	34
Total interest and dividend income	52,980	50,820
Interest expense
Interest on deposits	2,791	2,665
Interest on borrowings	2,583	3,293
Total interest expense	5,374	5,958
Net interest income	47,606	44,862
Provision for loan losses	4,502	1,300
Net interest income after provision for loan losses	43,104	43,562
Noninterest income
Deposit account fees	4,359	4,217
Interchange and ATM fees	2,975	2,328
Investment management	4,603	3,884
Mortgage banking income	487	2,281
Loan level derivative income	746	532
Increase in cash surrender value of life insurance policies	722	746
Gain on life insurance benefits	1,627	—
Net gain on sale of equity securities	91	—
Other noninterest income	1,906	1,736
Total noninterest income	17,516	15,724
Noninterest expenses
Salaries and employee benefits	23,080	22,715
Occupancy and equipment expenses	6,146	5,249
Data processing and facilities management	1,253	1,184
FDIC assessment	905	821
Advertising expense	824	1,172
Consulting expense	559	710
Debit card expense	614	670
Merger and acquisition expense	77	1,345
Software maintenance	662	681
Telecommunication expense	548	655
Other noninterest expenses	7,219	7,718
Total noninterest expenses	41,887	42,920
Income before income taxes	18,733	16,366
Provision for income taxes	5,350	4,114
Net income	$13,383	$12,252
Basic earnings per share	0.56	0.54
Diluted earnings per share	0.56	0.54
Weighted average common shares (basic)	23,819,065	22,823,753
Common shares equivalents	100,173	46,040
Weighted average common shares (diluted)	23,919,238	22,869,793
Cash dividends declared per common share	0.24	0.22
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2014	2013
Net income	$13,383	$12,252
Other comprehensive income, net of tax
Unrealized gains (losses) on securities
Change in fair value of securities available for sale	1,971	(777)
Less: net security gains reclassified into earnings	54	—
Net change in fair value of securities available for sale	1,917	(777)
Unrealized gains (losses) on cash flow hedges
Change in fair value of cash flow hedges	(177)	(3)
Less: net cash flow hedge losses reclassified into earnings	(679)	(836)
Net change in fair value of cash flow hedges	502	833
Net gain (loss) during the period and amortization of certain costs included in net periodic retirement costs	(39)	1
Total other comprehensive income	2,380	57
Total comprehensive income	$15,763	$12,309
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2013	23,805,984	$235	$(3,404)	$3,404	$305,179	$293,560	$(7,434)	$591,540
Net income	—	—	—	—	—	13,383	—	13,383
Other comprehensive income	—	—	—	—	—	—	2,380	2,380
Common dividend declared ($0.24 per share)	—	—	—	—	—	(5,725)	—	(5,725)
Proceeds from exercise of stock options	7,911	—	—	—	133	—	—	133
Tax benefit related to equity award activity	—	—	—	—	193	—	—	193
Equity based compensation	—	—	—	—	677	—	—	677
Restricted stock awards issued, net of awards surrendered	55,761	1	—	—	(473)	—	—	(472)
Shares issued under direct stock purchase plan	8,400	—	—	—	319	—	—	319
Deferred compensation obligation	—	—	(52)	52	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	128	—	—	128
Balance at March 31, 2014	23,878,056	$236	$(3,456)	$3,456	$306,156	$301,218	$(5,054)	$602,556
Balance at December 31, 2012	22,774,009	$225	$(3,179)	$3,179	$269,950	$263,671	$(4,526)	$529,320
Net income	—	—	—	—	—	12,252	—	12,252
Other comprehensive income	—	—	—	—	—	—	57	57
Common dividend declared ($0.22 per share)	—	—	—	—	—	(5,032)	—	(5,032)
Proceeds from exercise of stock options	17,450	—	—	—	451	—	—	451
Tax benefit related to equity award activity	—	—	—	—	166	—	—	166
Equity based compensation	—	—	—	—	760	—	—	760
Restricted stock awards issued, net of awards surrendered	79,636	1	—	—	(508)	—	—	(507)
Shares issued under direct stock purchase plan	252	—	—	—	8	—	—	8
Deferred compensation obligation	—	—	(19)	19	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	100	—	—	100
Balance March 31, 2013	22,871,347	$226	$(3,198)	$3,198	$270,927	$270,891	$(4,469)	$537,575
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2014	2013
Cash flow from operating activities
Net income	$13,383	$12,252
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	2,671	2,064
Provision for loan losses	4,502	1,300
Deferred income tax expense	471	2
Net gain on sale of equity securities	(91)	—
Net loss on fixed assets	353	28
Net loss on sale of other real estate owned and foreclosed assets	184	198
Realized gain on sale leaseback transaction	(258)	(258)
Stock based compensation	677	760
Excess tax benefit related to equity award activity	(193)	(166)
Increase in cash surrender value of life insurance policies	(722)	(746)
Gain on life insurance benefits	(1,627)	—
Change in fair value on loans held for sale	(51)	140
Net change in:
Loans held for sale	2,145	11,257
Other assets	1,991	11,394
Other liabilities	(8,722)	(11,862)
Total adjustments	1,330	14,111
Net cash provided by operating activities	14,713	26,363
Cash flows used in investing activities
Proceeds from sales of securities available for sale	673	—
Proceeds from maturities and principal repayments of securities available for sale	11,705	26,708
Purchase of securities available for sale	(766)	(34,725)
Proceeds from maturities and principal repayments of securities held to maturity	9,083	13,950
Purchase of securities held to maturity	(34,017)	(44,902)
Redemption of Federal Home Loan Bank stock	—	3,093
Investment in Low Income Housing Projects	(2,561)	—
Purchase of life insurance policies	(93)	(93)
Proceeds from life insurance policies	478	—
Net (increase) decrease in loans	(93,858)	29,167
Purchase of bank premises and equipment	(2,455)	(1,478)
Proceeds from the sale of bank premises and equipment	756	—
Proceeds from the sale of other real estate owned and foreclosed assets	642	1,206
Capital improvements to other real estate owned	(444)	(304)
Net cash used in investing activities	(110,857)	(7,378)
Cash flows provided by (used in) financing activities
Net increase (decrease) in time deposits	(18,342)	15,141
Net increase (decrease) in other deposits	146,183	(10,408)

Net increase in short-term Federal Home Loan Bank borrowings	—	305
Repayments of long-term Federal Home Loan Bank borrowings	—	(9,134)
Net decrease in customer repurchase agreements	(20,803)	(23,741)
Net decrease in other borrowings	(5,000)	(7,000)
Proceeds from exercise of stock options, net of cash paid	133	451
Restricted stock awards issued, net of awards surrendered	(472)	(507)
Excess tax benefit from stock based compensation	193	166
Tax benefit from deferred compensation distribution	128	100
Proceeds from shares issued under direct stock purchase plan	319	8
Common dividends paid	(5,237)	—
Net cash provided by (used in) financing activities	97,102	(34,619)
Net increase (decrease) in cash and cash equivalents	958	(15,634)
Cash and cash equivalents at beginning of year	216,325	215,474
Cash and cash equivalents at end of period	$217,283	$199,840
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$746	$771
Capital commitment relating to Low Income Housing Project investments	$23,279	$—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other interim period.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES

FASB ASC Subtopic 310-40 "Receivables - Troubled Debt Restructurings by Creditors" Update No. 2014-04. Update No. 2014-04 was issued in January 2014 to reduce diversity by clarifying when an in substance repossession of foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in the update should be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.
FASB ASC Topic No. 323 "Investments - Equity Method and Joint Ventures" Update No. 2014-01. Update No. 2014-01 was issued in January 2014 to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credit. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component to income tax expense (benefit). The amendments in the update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted and the Company chose to early adopt this guidance effective January 1, 2014. The adoption of this standard did not have a material impact on the Company's consolidated financial position.

NOTE 3 – SECURITIES
The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods below:

	March 31, 2014					December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Other	Other-Than- Temporary Impairment	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Other	Other-Than- Temporary Impairment	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. Government agency securities	$41,335	$4	$(415)	$—	$40,924	$41,331	$3	$(885)	$—	$40,449
Agency mortgage-backed securities	223,304	6,339	(2,878)	—	226,765	232,742	6,405	(4,556)	—	234,591
Agency collateralized mortgage obligations	56,277	259	(1,081)	—	55,455	58,765	490	(1,102)	—	58,153
State, county, and municipal securities	5,415	36	(1)	—	5,450	5,439	1	(28)	—	5,412
Single issuer trust preferred securities issued by banks	2,949	68	—	—	3,017	2,960	14	(22)	—	2,952
Pooled trust preferred securities issued by banks and insurers	8,044	—	(1,583)	(1,494)	4,967	8,083	—	(1,913)	(2,329)	3,841
Equity securities	11,182	745	(247)	—	11,680	10,997	762	(295)	—	11,464
Total available for sale securities	$348,506	$7,451	$(6,205)	$(1,494)	$348,258	$360,317	$7,675	$(8,801)	$(2,329)	$356,862
Held to maturity securities
U.S. Treasury securities	$1,011	$42	$—	$—	$1,053	$1,011	$31	$—	$—	$1,042
Agency mortgage-backed securities	175,069	2,523	(255)	—	177,337	155,067	1,917	(1,033)	—	155,951
Agency collateralized mortgage obligations	192,293	1,627	(5,214)	—	188,706	187,388	824	(6,176)	—	182,036
State, county, and municipal securities	678	11	—	—	689	678	7	—	—	685
Single issuer trust preferred securities issued by banks	1,501	25	—	—	1,526	1,503	23	—	—	1,526
Corporate debt securities	5,004	215	—	—	5,219	5,005	210	—	—	5,215
Total held to maturity securities	$375,556	$4,443	$(5,469)	$—	$374,530	$350,652	$3,012	$(7,209)	$—	$346,455
Total	$724,062	$11,894	$(11,674)	$(1,494)	$722,788	$710,969	$10,687	$(16,010)	$(2,329)	$703,317
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company realized a net gain of $91,000 on equity securities classified as available for sale during the three month period ending March 31, 2014. The Company did not realize any gain or loss on equity securities classified as available for sale during the three month period ending March 31, 2013.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of March 31, 2014 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—	$255	$256
Due after one year to five years	36,382	37,193	5,821	6,071
Due after five years to ten years	74,283	72,842	27,163	27,354
Due after ten years	226,659	226,543	342,317	340,849
Total debt securities	$337,324	$336,578	$375,556	$374,530
Equity securities	$11,182	$11,680	$—	$—
Total	$348,506	$348,258	$375,556	$374,530
Inclusive in the table above is $33.9 million of callable securities in the Company’s investment portfolio at March 31, 2014.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $358.3 million and $360.1 million at March 31, 2014 and December 31, 2013, respectively.
At March 31, 2014 and December 31, 2013, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of stockholders’ equity.
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
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2014
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	38	$38,961	$(415)	$—	$—	$38,961	$(415)
Agency mortgage-backed securities	110	165,251	(2,797)	6,193	(336)	171,444	(3,133)
Agency collateralized mortgage obligations	15	125,217	(4,766)	21,186	(1,529)	146,403	(6,295)
State, county, and municipal securities	1	289	(1)	—	—	289	(1)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,593	(1,583)	2,593	(1,583)
Equity securities	16	2,262	(58)	3,593	(189)	5,855	(247)
Total temporarily impaired securities	182	$331,980	$(8,037)	$33,565	$(3,637)	$365,545	$(11,674)

	December 31, 2013
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	39	$39,950	$(885)	$—	$—	$39,950	$(885)
Agency mortgage-backed securities	124	202,004	(5,217)	5,108	(372)	207,112	(5,589)
Agency collateralized mortgage obligations	19	183,721	(7,278)	—	—	183,721	(7,278)
State, county, and municipal securities	13	3,838	(28)	—	—	3,838	(28)
Single issuer trust preferred securities issued by banks and insurers	2	1,341	(22)	—	—	1,341	(22)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,300	(1,913)	2,300	(1,913)
Equity securities	22	2,376	(90)	3,520	(205)	5,896	(295)
Total temporarily impaired securities	221	$433,230	$(13,520)	$10,928	$(2,490)	$444,158	$(16,010)
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at March 31, 2014:

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

The following table shows the total OTTI that the Company recorded for the periods indicated:

	Three Months Ended
	March 31
	2014	2013
	(Dollars in thousands)
Gross change in OTTI recorded on certain investments	$833	$281
Portion of OTTI recognized in OCI	(833)	(281)
Total credit related OTTI losses recognized in earnings	$—	$—
The following table shows the cumulative credit related component of OTTI for the periods indicated:

	Three Months Ended
	March 31
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$(9,997)	$(10,847)
Add
Incurred on securities not previously impaired	—	—
Incurred on securities previously impaired	—	—
Less
Securities sold during the period	—	—
Reclassification due to changes in Company’s intent	—	—
Increases in cash flow expected to be collected	—	—
Balance at end of period	$(9,997)	$(10,847)

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
The following tables bifurcate the amount of allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	March 31, 2014
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Total loans by group	$822,509	$2,282,939	$239,536	$78,147	$538,626	$827,285	$18,227	$4,807,269	(1)
Individually evaluated for impairment	$8,554	$37,076	$100	$1,852	$16,602	$5,133	$1,186	$70,503
Purchase credit impaired loans	$1	$18,439	$192	$—	$10,170	$315	$14	$29,131
Collectively evaluated for impairment	$813,954	$2,227,424	$239,244	$76,295	$511,854	$821,837	$17,027	$4,707,635

	December 31, 2013
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Total loans by group	$784,202	$2,249,260	$223,859	$77,240	$541,443	$822,141	$20,162	$4,718,307	(1)
Individually evaluated for impairment	$9,148	$39,516	$100	$1,903	$15,200	$4,890	$1,298	$72,055
Purchase credit impaired loans	$1	$18,612	$197	$—	$10,389	$326	$19	$29,544
Collectively evaluated for impairment	$775,053	$2,191,132	$223,562	$75,337	$515,854	$816,925	$18,845	$4,616,708

(1)	The amount of net deferred fees included in the ending balance was $2.3 million at both March 31, 2014 and December 31, 2013.
The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended March 31, 2014
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,622	$24,541	$3,371	$1,215	$2,760	$5,036	$694	$53,239
Charge-offs	(783)	(2,922)	—	(268)	(128)	(94)	(371)	(4,566)
Recoveries	79	68	—	47	—	93	167	454
Provision	683	3,230	199	213	197	(277)	257	4,502
Ending balance	$15,601	$24,917	$3,570	$1,207	$2,829	$4,758	$747	$53,629
Ending balance: Individually evaluated for impairment	$647	$369	$—	$109	$1,641	$114	$62	$2,942
Ending balance: Collectively evaluated for impairment	$14,954	$24,548	$3,570	$1,098	$1,188	$4,644	$685	$50,687
	Three Months Ended March 31, 2013
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,461	$22,598	$2,811	$1,524	$2,930	$7,703	$807	$51,834
Charge-offs	(423)	(407)	—	(145)	(61)	(277)	(261)	(1,574)
Recoveries	136	—	—	39	—	21	150	346
Provision	269	378	328	(174)	179	269	51	1,300
Ending balance	$13,443	$22,569	$3,139	$1,244	$3,048	$7,716	$747	$51,906
Ending balance: Individually evaluated for impairment	$771	$385	$—	$113	$1,577	$58	$119	$3,023
Ending balance: Collectively evaluated for impairment	$12,672	$22,184	$3,139	$1,131	$1,471	$7,658	$628	$48,883
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

•
Small Business: Loans in this category consist of revolving, term loan and mortgage obligations extended to sole proprietors and small businesses for purposes of financing working capital and/or capital investment.  Collateral generally consists of pledges of business assets including, but not limited to: accounts receivable, inventory, plant & equipment, or real estate if applicable.  Repayment sources consist of: primarily, operating cash flows, and secondarily, liquidation of assets.

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

•
Home Equity: Home equity loans and lines are made to qualified individuals and are secured by senior or junior mortgage liens on owner-occupied 1-4 family homes, condominiums or vacation homes or on nonowner occupied 1-4 family homes with more restrictive loan to value requirements. The home equity loan has a fixed rate and is billed in equal payments comprised of principal and interest. The home equity line of credit has a variable rate and is billed in interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Additionally, the Bank has the option of renewing the line of credit for additional draw periods.  Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines.

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
The following table details the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		March 31, 2014
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$752,417	$2,096,405	$223,947	$73,045	$3,145,814
Potential weakness	7	44,354	104,090	10,929	3,086	162,459
Definite weakness-loss unlikely	8	23,303	72,774	4,560	1,846	102,483
Partial loss probable	9	2,435	9,670	100	170	12,375
Definite loss	10	—	—	—	—	—
Total		$822,509	$2,282,939	$239,536	$78,147	$3,423,131

		December 31, 2013
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$736,996	$2,068,995	$210,372	$71,514	$3,087,877
Potential weakness	7	21,841	91,984	8,608	3,031	125,464
Definite weakness-loss unlikely	8	24,409	85,767	4,779	2,552	117,507
Partial loss probable	9	956	2,514	100	143	3,713
Definite loss	10	—	—	—	—	—
Total		$784,202	$2,249,260	$223,859	$77,240	$3,334,561
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

	March 31, 2014	December 31, 2013
Residential portfolio
FICO score (re-scored) (1)	738	738
LTV (re-valued) (2)	67.1%	67.0%
Home equity portfolio
FICO score (re-scored) (1)	764	763
LTV (re-valued) (2)	53.1%	53.0%

(1)
The average FICO scores for March 31, 2014 are based upon rescores available from February 28, 2014 and origination score data for loans booked between March 1, 2014 and March 31, 2014. The average FICO scores for December 31, 2013 are based upon rescores available from November 30, 2013 and origination score data for loans booked between December 1, 2013 and December 31, 2013.

(2)
The combined LTV ratios for March 31, 2014 are based upon updated automated valuations as of February 28, 2013 and origination value data for loans booked between March 1, 2013 and March 31, 2014. The combined LTV ratios for December 31, 2013 are based upon updated automated valuations as of February 28, 2013 and origination value data for loans booked from March 1, 2013 through December 31, 2013. For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

The Bank’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. Delinquent loans are managed by a team of seasoned collection specialists and the Bank seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame. As a general rule, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans. As permitted by banking regulations, certain consumer loans 90 days or more past due may continue to accrue interest. The Company also may use discretion regarding other loans over 90 days delinquent if the loan is well secured and in process of collection. Set forth is information regarding the Company’s nonaccrual, delinquent, TDRs, and impaired loans at the period shown.

The following table shows nonaccrual loans at the dates indicated:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Commercial and industrial	$3,299	$4,178
Commercial real estate	13,870	11,734
Commercial construction	100	100
Small business	788	633
Residential real estate	10,632	10,329
Home equity	7,062	7,068
Other consumer	28	92
Total nonaccrual loans (1)	$35,779	$34,134

(1)	Included in these amounts were $7.0 million and $7.5 million of nonaccruing TDRs at March 31, 2014 and December 31, 2013, respectively.
The following table shows the age analysis of past due financing receivables as of the dates indicated:

	March 31, 2014
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	18	$1,491	9	$1,460	19	$3,021	46	$5,972	$816,537	$822,509	$—
Commercial real estate	18	5,144	8	3,917	19	9,230	45	18,291	2,264,648	2,282,939	—
Commercial construction	—	—	—	—	1	100	1	100	239,436	239,536	—
Small business	11	276	—	—	16	354	27	630	77,517	78,147	—
Residential real estate	20	2,760	9	1,737	39	6,293	68	10,790	527,836	538,626	368
Home equity	19	1,604	6	278	27	2,749	52	4,631	822,654	827,285	—
Other consumer	89	476	17	32	16	49	122	557	17,670	18,227	24
Total	175	$11,751	49	$7,424	137	$21,796	361	$40,971	$4,766,298	$4,807,269	$392

	December 31, 2013
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	9	$743	6	$327	20	$3,763	35	$4,833	$779,369	$784,202	$—
Commercial real estate	21	8,643	2	356	30	8,155	53	17,154	2,232,106	2,249,260	—
Commercial construction	1	847	—	—	1	100	2	947	222,912	223,859	—
Small business	18	353	6	227	14	247	38	827	76,413	77,240	—
Residential real estate	23	2,903	8	1,630	39	6,648	70	11,181	530,262	541,443	462
Home equity	27	1,922	8	852	23	2,055	58	4,829	817,312	822,141	—
Other consumer	110	514	30	106	34	148	174	768	19,394	20,162	63
Total	209	$15,925	60	$3,498	161	$21,116	430	$40,539	$4,677,768	$4,718,307	$525
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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
TDRs on accrual status	$40,329	$38,410
TDRs on nonaccrual	6,998	7,454
Total TDRs	$47,327	$45,864
Amount of specific reserves included in the allowance for loan losses associated with TDRs:	$2,044	$2,474
Additional commitments to lend to a borrower who has been a party to a TDR:	$2,071	$1,877
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
The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended
	March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial & industrial	9	$424	$424
Commercial real estate	6	1,883	1,883
Small business	1	58	58
Residential real estate	2	513	542
Other consumer	1	8	8
Total	19	$2,886	$2,915

	Three Months Ended
	March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Small business	4	$268	$268
Residential real estate	4	1,156	1,182
Home equity	2	165	165
Other consumer	2	11	11
Total	12	$1,600	$1,626

(1)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	Three Months Ended March 31
	2014	2013
	(Dollars in thousands)
Extended maturity	$835	$268
Adjusted interest rate	728	—
Combination rate & maturity	1,344	1,347
Court ordered concession	8	11
Total	$2,915	$1,626
The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due.

	Three Months Ended March 31
	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial & industrial	2	$52	2	$201
Commercial real estate	1	176	2	494
Residential real estate	1	327	—	—
Total	4	$555	4	$695
All TDR loans are considered impaired and therefore are subject to a specific review for impairment. The impairment analysis appropriately discounts the present value of the anticipated cash flows by the loan’s contractual rate of interest in effect prior to the loan’s modification. The amount of impairment, if any, is recorded as a specific loss allocation to each individual loan in the allowance for loan losses. Commercial loans (commercial and industrial, commercial construction, commercial real estate and small business loans), residential loans, and home equity loans that have been classified as TDRs and which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In such an instance, any shortfall between the value of the collateral and the carrying value of the loan is determined by measuring the recorded investment in the loan against the fair value of the collateral less estimated costs to sell. The Bank charges off the amount of any confirmed loan loss in the period when the loans, or portion of loans, are deemed uncollectible. Smaller balance consumer TDR loans are reviewed for performance to determine when a charge-off is appropriate.
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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio at the dates indicated:

	March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$5,064	$5,615	$—
Commercial real estate	21,227	22,908	—
Commercial construction	100	408	—
Small business	1,401	1,603	—
Residential real estate	2,930	3,095	—
Home equity	4,514	4,580	—
Other consumer	402	408	—
Subtotal	35,638	38,617	—
With an allowance recorded
Commercial & industrial	$3,490	$3,545	$647
Commercial real estate	15,849	16,889	369
Small business	451	566	109
Residential real estate	13,672	14,717	1,641
Home equity	619	690	114
Other consumer	784	786	62
Subtotal	34,865	37,193	2,942
Total	$70,503	$75,810	$2,942

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$7,147	$7,288	$—
Commercial real estate	14,283	15,891	—
Commercial construction	100	408	—
Small business	1,474	1,805	—
Residential real estate	1,972	2,026	—
Home equity	4,263	4,322	—
Other consumer	446	446	—
Subtotal	29,685	32,186	—
With an allowance recorded
Commercial & industrial	$2,001	$2,045	$1,150
Commercial real estate	25,233	25,377	765
Small business	429	462	109
Residential real estate	13,228	14,197	1,564
Home equity	627	694	116
Other consumer	852	856	70
Subtotal	42,370	43,631	3,774
Total	$72,055	$75,817	$3,774
The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended
	March 31, 2014
	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$5,409	$68
Commercial real estate	21,522	333
Commercial construction	100	3
Small business	1,456	24
Residential real estate	2,938	28
Home equity	4,529	52
Other consumer	413	8
Subtotal	36,367	516
With an allowance recorded
Commercial & industrial	$3,516	$39
Commercial real estate	16,640	207
Small business	460	8
Residential real estate	13,679	132
Home equity	623	7
Other consumer	800	7
Subtotal	35,718	400
Total	$72,085	$916

	Three Months Ended
	March 31, 2013
	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$5,111	$73
Commercial real estate	13,945	222
Commercial construction	1,609	13
Small business	1,241	20
Residential real estate	2,532	23
Home equity	4,019	46
Other consumer	670	13
Subtotal	29,127	410
With an allowance recorded
Commercial & industrial	$2,760	$40
Commercial real estate	17,381	268
Small business	891	13
Residential real estate	13,930	135
Home equity	441	6
Other consumer	1,283	12
Subtotal	36,686	474
Total	$65,813	$884

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

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Outstanding balance	$33,168	$33,555
Carrying amount	$29,131	$29,544

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

(Dollars in thousands)
Balance at January 1, 2013	$2,464
Acquisition	386
Accretion	(1,812)
Other change in expected cash flows (2)	1,142
Reclassification from nonaccretable difference for loans with improved cash flows (1)	334
Balance at December 31, 2013	2,514

Balance at January 1, 2014	$2,514
Accretion	(377)
Other change in expected cash flows (2)	541
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—
Balance at March 31, 2014	$2,678
(1) Results in increased interest income during the period in which the loan paid off.
(2) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).

NOTE 5 – EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended
	March 31
	2014	2013
	(Dollars in thousands, except per share data)
Net income	$13,383	$12,252

Weighted Average Shares
Basic shares	23,819,065	22,823,753
Effect of diluted securities	100,173	46,040
Dilutive shares	23,919,238	22,869,793

Net income per share
Basic EPS	$0.56	$0.54
Effect of diluted securities	—	—
Dilutive EPS	$0.56	$0.54
The following table illustrates the options to purchase common stock and the shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended
	March 31
	2014	2013
Stock options	—	268,400
Performance-based restricted stock	1,242	—

NOTE 6 – STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During 2014, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value	Vesting Period
3/20/2014	65,950	2005 Employee Stock Plan	$39.82	Ratably over 5 years from grant date
3/31/2014	3,000	2005 Employee Stock Plan	$39.00	Ratably over 3 years from grant date
The fair value of the restricted stock awards is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.
Performance-Based Restricted Stock Awards
On March 20, 2014, the Company granted 20,700 performance-based restricted stock awards to certain executive level employees. These performance-based restricted stock awards were issued from the 2005 Employee Stock Plan and were determined to have a grant date fair value per share of $39.82. The number of shares to be vested will be contingent upon the Company's attainment of certain performance measures outlined in the award agreement and will be measured as of the end of the three year performance period, or March 20, 2017. These awards will be accounted for as equity awards due to the nature of these awards and the fact that these shares will not be settled in cash.
The fair value of the performance-based restricted stock awards is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of these awards are not entitled to receive dividends on or vote shares of performance-based restricted shares until vested.
Stock Options
The Company has not issued any awards of options to purchase shares of common stock during 2014.

NOTE 7 – DERIVATIVE AND HEDGING ACTIVITIES
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

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

March 31, 2014
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.23%	5.04%	$(2,894)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.23%	5.04%	(2,895)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.24%	2.94%	(1,485)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.23%	3.04%	(1,019)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.24%	1.71%	(427)
$150,000							$(8,720)
December 31, 2013
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
			(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	$(3,151)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	(3,152)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.24%	2.94%	(1,493)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.25%	3.04%	(1,341)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.24%	1.71%	(493)
$150,000							$(9,630)
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $4.2 million (pre-tax) to be reclassified to interest expense from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of March 31, 2014.
The Company recognized $61,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for the periods ended March 31, 2014 and 2013.
The Company had no fair value hedges as of March 31, 2014 or December 31, 2013.
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

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2014
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	172	$54,500	93,550	44,183	42,593	356,467	$591,293	$11,802
Pay fixed, receive variable	166	$54,500	93,550	44,183	42,593	356,467	$591,293	$(11,823)
Foreign exchange contracts
Buys foreign currency, sells US currency	12	$35,584	—	—	—	—	$35,584	$479
Buys US currency, sells foreign currency	12	$35,584	—	—	—	—	$35,584	$(463)
	December 31, 2013
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	168	$48,882	97,975	42,957	42,116	329,554	$561,484	$9,484
Pay fixed, receive variable	162	$48,882	97,975	42,957	42,116	329,554	$561,484	$(9,523)
Foreign exchange contracts
Buys foreign currency, sells US currency	6	$11,367	—	—	—	—	$11,367	$396
Buys US currency, sells foreign currency	6	$11,367	—	—	—	—	$11,367	$(390)

(1)	The Company may enter into one swap agreement which offsets multiple reverse swap agreements. The positions will offset and the terms will be identical.
Mortgage Derivatives
Prior to closing and funding certain one-to-four family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. In addition, the Company may also enter into additional Forward To Be Announced ("TBA") mortgage contracts, also considered derivative instruments, which are purchased by the Company from a diversified list of counterparties in order to hedge customer rate locks. These forward contracts carry a market price that has a strong inverse relationship to that of mortgage prices. When the Company locks a rate to the customer, the rate can be held for the benefit of the customer for a certain period of time until the mortgage is sold. During that time, the Company may not have agreed on a price with a mortgage investor and fluctuations in market conditions may cause the mortgage to lose market value. Within a short period after the rate is locked with the customer, the Company may, depending upon the effectiveness of existing hedges, execute a Forward TBA trade with a counterparty to hedge that market risk. Certain assumptions, including pull through rates and rate lock periods, are used in managing the existing and future hedges. The effectiveness of the hedges rely on the accuracy of these assumptions.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2014	Fair Value at December 31, 2013	Balance Sheet Location	Fair Value at March 31, 2014	Fair Value at December 31, 2013
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate swaps	Other assets	$—	$—	Other liabilities	$8,720	$9,630
Derivatives not designated as hedges
Customer Related Positions:
Loan level swaps	Other assets	$15,958	$16,301	Other liabilities	$15,979	$16,340
Foreign exchange contracts	Other assets	479	396	Other liabilities	463	390
Mortgage Derivatives:
Interest rate lock commitments	Other assets	262	204	Other liabilities	—	—
Forward TBA mortgage contracts	Other assets	9	64	Other liabilities	—	—
Forward sales agreements	Other assets	—	—	Other liabilities	78	35
Total		$16,708	$16,965		$16,520	$16,765
The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended
	March 31
	2014	2013
	(Dollars in thousands)
Derivatives designated as hedges
Loss in OCI on derivatives (effective portion), net of tax	$(177)	$(3)
Loss reclassified from OCI into interest expense (effective portion)	$(1,148)	$(1,414)
Loss recognized in income on derivatives (ineffective portion & amount excluded from effectiveness testing)
Interest expense	$—	$—
Other expense	—	—
Total	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$29	$12
Other expense	(1)	(25)
Changes in fair value of mortgage derivatives
Mortgage banking income	(40)	140
Total	$(12)	$127

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the

Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial. The Company had $2.1 million and $3.4 million in exposure relating to institutional counterparties at March 31, 2014 and December 31, 2013, respectively. The Company’s exposure relating to customer counterparties was approximately $14.6 million and $13.6 million at March 31, 2014 and December 31, 2013, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

NOTE 8 – BALANCE SHEET OFFSETTING
The Company does not offset fair value amounts recognized for derivative instruments or repurchase agreements. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. At March 31, 2014, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	March 31, 2014
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level swaps	15,958	—	15,958	2,078	—	13,880
Customer foreign exchange contracts	479	—	479	—	—	479
	$16,437	$—	$16,437	$2,078	$—	$14,359

Derivative Liabilities
Interest rate swaps	$8,720	$—	$8,720	$—	$8,720	$—
Loan level swaps	15,979	—	15,979	2,078	11,823	2,078
Customer foreign exchange contracts	463	—	463	—	—	463
Repurchase agreements
Customer repurchase agreements	128,485	—	128,485	—	(128,485)	—
Wholesale repurchase agreements	50,000	—	50,000	—	(50,000)	—
	$203,647	$—	$203,647	$2,078	$(157,942)	$2,541

(1)	Includes loan level swaps which are not subject to a master netting arrangement and thus are not offset in the statement of financial position.

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2013
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level swaps	16,301	—	16,301	2,823	—	13,478
Customer foreign exchange contracts	396	—	396	—	—	396
	$16,697	$—	$16,697	$2,823	$—	$13,874

Derivative Liabilities
Interest rate swaps	$9,630	$—	$9,630	$—	$9,630	$—
Loan level swaps	16,340	—	16,340	2,823	10,108	3,409
Customer foreign exchange contracts	390	—	390	—	—	390
Repurchase agreements
Customer repurchase agreements	149,288	—	149,288	—	(149,288)	—
Wholesale repurchase agreements	50,000	—	50,000	—	(50,000)	—
	$225,648	$—	$225,648	$2,823	$(179,550)	$3,799

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well capitalized institution, then the Company could be required to terminate any outstanding derivatives with the counterparty. All liability position interest rate swap and customer loan level swap counterparties have credit-risk contingent features as of the dates indicated in the table above. In addition, derivative instruments that contain credit-risk related contingent features that are in a net liability position require the Company to assign collateral as noted in the table above.

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
Equity Securities
These equity securities and mutual funds are valued based on market quoted prices. These securities are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied.
Loans Held for Sale
The Company elects to account for new originations of loans held for sale at fair value, which is measured using quoted market prices when available. If quoted market prices are not available, comparable market values or discounted cash flow analysis may be utilized. These assets are typically categorized as Level 2.
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2014 and December 31,

2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.
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
Other Real Estate Owned
The fair values are estimated based upon recent appraisal values of the property less costs to sell the property. Certain inputs used in appraisals are not always observable, and therefore Other Real Estate Owned ("OREO") may be categorized as Level 3 within the fair value hierarchy. When inputs in appraisals are observable, they are classified as Level 2.
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
	March 31, 2014
	(Dollars in thousands)
Recurring fair value measurements
Assets
Securities available for sale
U.S. Government agency securities	$40,924	$—	$40,924	$—
Agency mortgage-backed securities	226,765	—	226,765	—
Agency collateralized mortgage obligations	55,455	—	55,455	—
State, county, and municipal securities	5,450	—	5,450	—
Single issuer trust preferred securities issued by banks	3,017	—	3,017	—
Pooled trust preferred securities issued by banks and insurers	4,967	—	—	4,967
Equity securities	11,680	11,680	—	—
Loans held for sale	6,788	—	6,788	—
Derivative instruments	16,708	—	16,708	—
Liabilities
Derivative instruments	25,240	—	25,240	—
Total recurring fair value measurements	$346,514	$11,680	$329,867	$4,967

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$12,096	$—	$—	$12,096
Other real estate owned	7,830	—	—	7,830
Total nonrecurring fair value measurements	$19,926	$—	$—	$19,926

	December 31, 2013
	(Dollars in thousands)
Recurring fair value measurements
Assets
Securities available for sale
U.S. government agency securities	$40,449	$—	$40,449	$—
Agency mortgage-backed securities	234,591	—	234,591	—
Agency collateralized mortgage obligations	58,153	—	58,153	—
State, county, and municipal securities	5,412	—	5,412	—
Single issuer trust preferred securities issued by banks	2,952	—	2,952	—
Pooled trust preferred securities issued by banks and insurers	3,841	—	—	3,841
Equity securities	11,464	11,464	—	—
Loans held for sale	8,882	—	8,882	—
Derivative instruments	16,965	—	16,965	—
Liabilities
Derivative instruments	26,395	—	26,395	—
Total recurring fair value measurements	$356,314	$11,464	$341,009	$3,841

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$10,328	$—	$—	$10,328
Other real estate owned	7,466	—	—	7,466
Total nonrecurring fair value measurements	$17,794	$—	$—	$17,794
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These instruments were valued using pricing models and discounted cash flow methodologies.

	Securities Available for Sale:
	Pooled Trust Preferred Securities	Private Mortgage- Backed Securities	Total
	(Dollars in thousands)
Balance at January 1, 2014	$3,841	$—	$3,841
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	1,162	—	1,162
Settlements	(36)	—	(36)
Balance at March 31, 2014	$4,967	$—	$4,967

Balance at January 1, 2013	$2,981	$3,532	$6,513
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	480	(38)	442
Settlements	(169)	(124)	(293)
Balance at March 31, 2013	$3,292	$3,370	$6,662
It is the Company’s policy to recognize the transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the first quarter of 2014 or 2013.

The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3 for the periods indicated:

	March 31,	December 31,		March 31,	December 31,	March 31,	December 31,
	2014	2013		2014	2013	2014	2013
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in Thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$4,967	$3,841	Cumulative prepayment	0% - 75%	0% - 76%	7.0%	7.2%
			Cumulative default	3% - 100%	3% - 100%	16.5%	18.1%
			Loss given default	85% - 100%	85% - 100%	95.9%	95.7%
			Cure given default	0% - 75%	0% - 75%	37.4%	39.9%
Appraisals of collateral (1)
Impaired loans	$12,096	$10,328
Other real estate owned	$7,830	$7,466

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary.

For the fair value measurements in the table above, which are classified as Level 3 within the fair value hierarchy, the Company’s Treasury and Finance groups determine the valuation policies and procedures. For the pricing of the securities, the Company uses third-party pricing information, without adjustment. Depending on the type of the security, management employs various techniques to analyze the pricing it receives from third parties, such as analyzing changes in market yields and in certain instances reviewing the underlying collateral of the security. Management reviews changes in fair value from period to period and performs testing to ensure that prices received from the third parties are consistent with their expectation of the market. For the securities whose market is deemed to be inactive and which are categorized as Level 3, the fair value models are calibrated and significant inputs are back tested on a quarterly basis, to the extent possible. This testing is done by the third party service provider, who performs this testing by comparing anticipated inputs to actual results. Significant changes in fair value from period to period are closely scrutinized to ensure fair value models are not flawed. The driver(s) of the respective change in fair value and the method for forecasting the driver(s) is closely considered by management.
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

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the periods indicated:

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	March 31, 2014
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. Treasury securities	$1,011	$1,053	—	$1,053	—
Agency mortgage-backed securities	175,069	177,336	—	177,336	—
Agency collateralized mortgage obligations	192,293	188,704	—	188,704	—
State, county, and municipal securities	678	689	—	689	—
Single issuer trust preferred securities issued by banks	1,501	1,526	—	1,526	—
Corporate debt securities	5,004	5,219	—	5,219	—
Loans, net of allowance for loan losses (b)	4,753,640	4,738,582	—	—	4,738,582
Financial liabilities
Time certificates of deposits (c)	$725,286	$728,262	—	$728,262	—
Federal Home Loan Bank borrowings (c)	140,228	140,324	—	140,324	—
Customer repurchase agreements and other short-term borrowings (c)	128,485	128,485	—	—	128,485
Wholesale repurchase agreements (c)	50,000	51,132	—	—	51,132
Junior subordinated debentures (d)	73,852	70,895	—	70,895	—
Subordinated debentures (c)	30,000	28,482	—	—	28,482

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2013
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. Treasury securities	$1,011	$1,042	$—	$1,042	$—
Agency mortgage-backed securities	155,067	155,951	—	155,951	—
Agency collateralized mortgage obligations	187,388	182,036	—	182,036	—
State, county, and municipal securities	678	685	—	685	—
Single issuer trust preferred securities issued by banks	1,503	1,526	—	1,526	—
Corporate debt securities	5,005	5,215	—	5,215	—
Loans, net of allowance for loan losses (b)	4,665,068	4,655,920	—	—	4,655,920
Financial liabilities
Time certificates of deposits (c)	$743,628	$746,908	$—	$746,908	$—
Federal Home Loan Bank borrowings (c)	140,294	140,321	—	140,321	—
Customer repurchase agreements and other short-term borrowings (c)	154,288	154,349	—	—	154,349
Wholesale repurchase agreements (c)	50,000	51,298	—	—	51,298
Junior subordinated debentures (d)	73,906	67,481	—	67,481	—
Subordinated debentures (c)	30,000	28,396	—	—	28,396

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

NOTE 10 – COMPREHENSIVE INCOME/LOSS
Information on the Company’s comprehensive income (loss), presented net of taxes, is set forth below for the periods indicated:

	Three Months Ended March 31, 2014
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$3,287	$(1,316)	$1,971
Less: net security gains reclassified into other noninterest income	91	(37)	54
Net change in fair value of securities available for sale	3,196	(1,279)	1,917
Change in fair value of cash flow hedges (1)	(300)	123	(177)
Less: net cash flow hedge losses reclassified into interest on borrowings expense	(1,148)	469	(679)
Net change in fair value of cash flow hedges	848	(346)	502
Net loss during the period and amortization of certain costs included in net periodic retirement costs (2)	(66)	27	(39)
Total other comprehensive income	$3,978	$(1,598)	$2,380

	Three Months Ended March 31, 2013
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(1,232)	$455	$(777)
Less: net security losses reclassified into other noninterest income	—	—	—
Change in fair value of securities available for sale	(1,232)	455	(777)
Change in fair value of cash flow hedges (1)	(5)	2	(3)
Less: net cash flow hedge losses reclassified into interest on borrowings expense	(1,414)	578	(836)
Net change in fair value of cash flow hedges	1,409	(576)	833
Net gain during the period and amortization of certain costs included in net periodic retirement costs (2)	22	(21)	1
Total other comprehensive income	$199	$(142)	$57

(1)
The change in fair value of cash flow hedges includes the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.4 million, net of tax, is being recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $678,000 and $823,000 at March 31, 2014 and 2013, respectively.

(2)
The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in the Employee Benefit Plans footnote in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

Information on the Company’s accumulated other comprehensive income (loss), net of tax is comprised of the following components as of the periods indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	2014
	(Dollars in thousands)
Beginning balance January 1, 2014	$(2,023)	$(5,698)	$715	$(428)	$(7,434)
Net change in other comprehensive income	$1,917	$539	$(37)	$(39)	$2,380
Ending balance March 31, 2014	(106)	(5,159)	678	(467)	(5,054)
	2013
Beginning balance January 1, 2013	$5,478	$(9,577)	$859	$(1,286)	$(4,526)
Net change in other comprehensive income	$(777)	$869	$(36)	$1	$57
Ending balance March 31, 2013	4,701	(8,708)	823	(1,285)	(4,469)

NOTE 11 – COMMITMENTS AND CONTINGENCIES
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
Financial instruments with off-balance-sheet risk were as follows at the dates indicated:

	March 31, 2014	December 31, 2013
	(Dollars In thousands)
Commitments to extend credit	$1,590,051	$1,621,873
Standby letters of credit	21,387	18,923
Deferred standby letter of credit fees	60	87

Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases.
Rent expense incurred under operating leases was approximately $1.9 million at both March 31, 2014 and March 31, 2013. Renewal options ranging from 1-10 years exist for several of these leases. The Company has entered into lease agreements with related third parties on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Rent expense incurred under related third party leases was approximately $251,000 and $249,000, at March 31, 2014 and 2013, respectively. There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2013. See the Company's annual Report on Form 10-K for the fiscal year ended December 31, 2013 for information regarding commitments.
Other Contingencies
At March 31, 2014, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $14.1 million and $21.0 million at March 31, 2014 and December 31, 2013, respectively.

NOTE 12 – LOW INCOME HOUSING PROJECT INVESTMENTS
The Company’s investment in Low Income Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) at March 31, 2014 was $26.9 million with a recorded liability of $23.3 million in funding obligations. The Company has invested in three separate LIHTC projects which provide the Company with tax credits and with operating loss tax benefits over a remaining approximate 15 year period. None of the original investment will be repaid. The investment in LIHTC projects is being accounted for using the proportional amortization method, under which the Company amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).
The following table presents the pertinent information related to the Company's investments in low income housing projects as of the date indicated:

March 31, 2014
(dollars in thousands)
Original investment value	$27,543
Current recorded investment	26,946
Unfunded liability obligation	23,279
Tax credits and benefits (1)	1,629
Amortization of investments (2)	1,101
Net income tax benefit (3)	528

(1)
The amount reflected in this row represent both the tax credits as well as the tax benefits expected to be generated by the Low Income Housing Projects operating loss for the year ended December 31, 2014.

(2)	This amount reduces the tax credits and benefits expected to be generated by the Low Income Housing Projects for the year ended December 31, 2014.

(3)	This amount represents the net tax benefit expected to be realized for the year ended December 31, 2014 in determining the Company's effective tax rate as of March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under the “Risk Factors” section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 include, but are not limited to:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;

•	adverse changes in the local real estate market;

•	a further deterioration of the credit rating for U.S. long-term sovereign debt;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax expense, resulting from failure to comply with general tax laws, changes in tax laws or failure to comply with requirements of the federal New Markets Tax Credit program;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio;

•	unexpected increased competition in the Company’s market area;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	a deterioration in the conditions of the securities markets;

•	our inability to adapt to changes in information technology;

•	electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;

•	adverse changes in consumer spending and savings habits;

•	the effect of new laws and regulations regarding the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to the Company’s business;

•
changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters; and

•	other unexpected material adverse changes in our operations or earnings.

Except as required by law, the Company disclaims any intent or obligation to update publicly any such forward-looking statements, whether in response to new information, future events or otherwise. Any public statements or disclosures by the Company following this Quarterly Report on Form 10-Q which modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Selected Quarterly Financial Data
The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

Three Months Ended

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$348,258	$356,862	$284,398	$303,855	$335,693
Securities held to maturity	375,556	350,652	317,373	225,278	209,090
Loans	4,807,269	4,718,307	4,556,029	4,530,111	4,487,478
Allowance for loan losses	(53,629)	(53,239)	(53,562)	(52,976)	(51,906)
Goodwill and core deposit intangibles	182,051	182,642	160,562	161,089	161,616
Total assets	6,225,920	6,099,234	5,895,464	5,852,595	5,721,120
Total deposits	5,114,259	4,986,418	4,757,309	4,676,463	4,551,410
Total borrowings	422,565	448,488	507,681	557,300	550,782
Stockholders’ equity	602,556	591,540	555,744	543,605	537,575
Income statement
Interest income	$52,980	$52,571	$51,027	$51,495	$50,820
Interest expense	5,374	5,666	5,831	5,880	5,958
Net interest income	47,606	46,905	45,196	45,615	44,862
Provision for loan losses	4,502	3,150	2,650	3,100	1,300
Noninterest income	17,516	17,464	18,130	16,692	15,724
Noninterest expenses	41,887	47,845	40,722	42,164	42,920
Net income	13,383	10,588	14,655	12,758	12,252
Per share date
Net income—basic	$0.56	$0.45	$0.64	$0.56	$0.54
Net income—diluted	0.56	0.45	0.64	0.56	0.54
Cash dividends declared	0.24	0.22	0.22	0.22	0.22
Book value	25.23	24.85	24.21	23.73	23.50
Performance ratios
Return on average assets	0.88%	0.70%	1.00%	0.89%	0.88%
Return on average common equity	9.02%	7.29%	10.53%	9.40%	9.25%
Net interest margin (on a fully tax equivalent basis)	3.49%	3.45%	3.43%	3.57%	3.58%
Equity to assets	9.68%	9.70%	9.43%	9.29%	9.40%
Dividend payout ratio	39.13%	47.70%	34.38%	39.50%	—%
Asset quality
Nonperforming loans	36,171	34,659	37,887	36,549	33,091
Nonperforming assets	46,521	43,833	48,879	48,105	46,815
Nonperforming loans as a percent of gross loans	0.75%	0.73%	0.83%	0.81%	0.74%
Nonperforming assets as a percent of total assets	0.75%	0.72%	0.83%	0.82%	0.82%
Allowance for loan losses as a percent of total loans	1.12%	1.13%	1.18%	1.17%	1.16%
Allowance for loan losses as a percent of nonperforming loans	148.27%	153.61%	141.37%	144.95%	156.86%
Capital ratios
Tier 1 leverage capital ratio	8.60%	8.64%	8.64%	8.56%	8.51%
Tier 1 risk-based capital ratio	10.76%	10.78%	10.82%	10.62%	10.57%
Total risk-based capital ratio	12.52%	12.58%	12.69%	12.49%	12.43%

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

Loans and Asset Quality

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect the focus on those asset classes:

Commercial lending continued to drive loan growth during the first quarter of 2014, with March 31, 2014 commercial lending balances up 10.8% on an annualized basis compared to December 31, 2013.

Management strives to be disciplined about loan pricing and generates loan assets with interest rate sensitivity in mind. The Company has gradually and intentionally shifted its balance sheet composition so that its interest-rate risk position is fundamentally asset-sensitive.

Management takes a disciplined approach to credit underwriting seeking to avoid undue credit risk and loan losses. For first quarter 2014, net charge-offs were 0.35% of average loans, representing a five basis point increase over the prior quarter. The increase was driven by a relatively large charge off on a previously acquired commercial real estate loan. That same loan drove an increase in nonperforming loans during the quarter, and the ratio of nonperforming loans to total loans was 0.75% at March 31, 2014.

Funding and the Net Interest Margin

Management emphasizes core deposit growth to fund loans, as depicted by the following chart:

Core deposits grew by 3.5% during the first quarter of 2014 and at March 31, 2014 represented 85.6% of total deposits.

The net interest margin was 3.49% for the quarter ended March 31, 2014, representing a slight increase from the linked quarter, benefiting from stable earning asset yields, a slightly lower cost of funds and a lower average cash position, as some excess cash was used to pay down borrowings.

Noninterest Income

Management continues to focus on growing noninterest income, however, seasonal fluctuations in deposit account fees and a significant decline in mortgage banking income, due to a reduction in volume experienced industry wide, impacted first quarter results. As such, noninterest income in the quarter, when excluding non-core items, was 25.02% of total revenue (net interest income plus noninterest income) on an operating basis. The following chart depicts noninterest income as a percentage of total revenue on an operating basis over the last five quarters:

Expense Control

Management takes a balanced approach to noninterest expense control by paying close attention to the management of ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits and expenses associated with buildings and equipment. During the first quarter of 2014, noninterest expense was well contained, as evidenced by a 2.4% decrease from the three month period ended March 31, 2013. The following chart shows the trend in the Company's efficiency ratio, on an operating basis (calculated by dividing noninterest expense by the sum of net interest income and noninterest income), over the past five quarters:

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. During 2014, the Company continues to participate in the federal New Markets Tax Credit program and has also made commitments into additional low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies permit the Company to operate in a tax effective manner and sometimes also creates a competitive advantage for Rockland Trust and its community development subsidiaries. During the first quarter of 2014, the Company achieved an effective tax rate of 28.6%.

Capital

The Company's disciplined approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term shareholder value. The Company's consistent profitability has steadily increased tangible book value per share and helped create the Company's strong capital position. The following chart shows the trend of the Company's tangible book value per share over the past five quarters:

This strong growth in capital has led to a consistent cash dividend which increased from $0.22 per share in each quarter of 2013 to $0.24 per share in the first quarter of 2014, a 9.1% increase.

2014 Results

Net income for the first quarter of 2014 computed in accordance with Generally Accepted Accounting Principles ("GAAP") was $13.4 million, or $0.56 on a diluted earnings per share basis, as compared to $12.3 million, or $0.54 for the prior year quarter. First quarter 2014 net operating earnings were $12.1 million, or $0.51 on a diluted earnings per share basis, a decrease of 8.9% and 12.1%, respectively, when compared to net operating earnings of $13.3 million, or $0.58 per diluted share, for the first quarter of 2013. The Company's GAAP net income during the first quarter of 2014 were impacted by a relatively large commercial real estate charge-off and the associated higher provisioning levels, as well as a tax exempt gain on life insurance benefits which is excluded from operating earnings.

2014 Earnings Outlook

Based upon the Company's assumptions over loan and deposit growth and despite the challenging interest rate environment, the Company anticipates 2014 diluted earnings per share performance to be in a range between $2.42 and $2.52.

Key assumptions in the 2014 outlook include:

•	Total loan growth of 4-5%;

•	Total deposit growth of 2-3%;

•	A net interest margin in the mid to low 3.40% range;

•	Stable asset quality outlook, with a provision for loan loss in the range of $11-$14 million and net charge-offs in the range of $9-$12 million;

•	Noninterest income growing by 3-4%;

•	Noninterest expense increasing by 3-4%;

•	An effective tax rate of 28-29%; and,

•	Unadjusted Tangible Common Equity ratio increasing to a range of 7.25% to 7.50% by the end of 2014.
Non-GAAP Measures
When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes. The Company’s financial performance is determined in accordance with GAAP which sometimes includes gains or losses due to items that management believes are unrelated to its core banking business and will not have a material financial impact on operating results in future periods, such as gains or losses on the sales of securities, merger and acquisition expenses, and other items. Management, therefore, also computes the Company’s non-GAAP operating earnings, which excludes these items, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by such gains or losses.
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
The following tables summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Three Months Ended March 31
	Net Income		Diluted Earnings Per Share
	2014	2013	2014	2013
	(Dollars in thousands)
As reported (GAAP)
Net income available to common shareholders (GAAP)	$13,383	$12,252	$0.56	$0.54
Non-GAAP adjustments
Noninterest income components
Gain on life insurance benefits, tax exempt	(1,627)	—	(0.06)	—
Noninterest expense components
Merger and acquisition expenses, net of tax	66	856	—	0.04
Impairment on acquired facilities, net of tax	298	—	0.01	—
Severance, net of tax	—	192	—	—
Total impact of noncore items	(1,263)	1,048	(0.05)	0.04
As adjusted (Non-GAAP)	$12,120	$13,300	$0.51	$0.58

The following table summarizes the impact of noncore items on the calculation of the Company's efficiency ratio for the periods indicated:

	Quarter-to-Date
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Dollars in thousands)
Net interest income	$47,606	$46,905	$45,196	$45,615	$44,862	(a)

Noninterest income (GAAP)	$17,516	$17,464	$18,130	$16,692	$15,724	(b)
Net gain on sale of nonequity securities	—	(258)	—	—	—
Gain on life insurance benefits	(1,627)	(227)	—	—	—
Gain on extinguishment of debt	—	—	(763)	—	—
Noninterest income on an operating basis	$15,889	$16,979	$17,367	$16,692	$15,724	(c)

Noninterest expense (GAAP)	$41,887	$47,845	$40,722	$42,164	$42,920	(d)
Merger & acquisition	(77)	(6,219)	(366)	(754)	(1,345)
Severance	—	—	—	—	(325)
Impairment on acquired facilities	(503)	—	—	—	—
Noninterest expense on an operating basis	$41,307	$41,626	$40,356	$41,410	$41,250	(e)

Total revenue (GAAP)	$65,122	$64,369	$63,326	$62,307	$60,586	(a+b)
Total operating revenue	$63,495	$63,884	$62,563	$62,307	$60,586	(a+c)

Ratios
Efficiency ratio (GAAP)	64.32%	74.33%	64.31%	67.67%	70.84%	(d/(a+b))
Efficiency ratio on an operating basis	65.06%	65.16%	64.50%	66.46%	68.09%	(e/(a+c))

Noninterest income as a % of revenue	26.90%	27.13%	28.63%	26.79%	25.95%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis	25.02%	26.58%	27.76%	26.79%	25.95%	(c/(a+c))

Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies are those which the Company’s financial condition depends upon, and which involve the most complex or subjective decisions or assessments.
There have been no material changes in critical accounting policies during the first three months of 2014. Please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of securities available for sale and securities which management intends to hold until maturity. Securities increased by $16.3 million, or 2.3%, at March 31, 2014 as compared to December 31, 2013. Security purchases continue to be primarily comprised of agency mortgage-backed securities. The ratio of securities to total assets was 11.6% as of March 31, 2014 and December 31, 2013.
The Company continually reviews investment securities for the presence of other-than-temporary impairment (“OTTI”). Further analysis of the Company’s OTTI can be found in Note 3 “Securities” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans to other financial institutions. During the first quarter of 2014 and 2013, the Bank originated residential loans with the intention of selling them in the secondary market, and to a lesser extent, to hold in the Company's residential portfolio. The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended March 31
	2014	2013
	(Dollars in thousands)
Held in portfolio	$11,659	$4,038
Sold/held for sale in secondary market	23,421	94,083
Total closed loans	$35,080	$98,121

The table below reflects the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended March 31
	2014	2013
	(Dollars in thousands)
Sold with servicing rights released	$3,668	$81,922
Sold with servicing rights retained	19,533	21,914
Total loans sold	$23,201	$103,836

As noted in the table above, loans may be sold with servicing rights released or with servicing rights retained. Upon sale, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors amounted to $341.9 million, $331.4 million, and $206.7 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended March 31
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$2,368	$899
Additions	173	177
Amortization	(141)	(124)
Change in valuation allowance	(23)	62
Balance at end of period	$2,377	$1,014
When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no material losses during the three months ended March 31, 2014 or 2013, and therefore at this time, has not established a reserve for loan repurchases because it believes the amount of probable losses is not reasonably estimable.
Forward sale contracts of mortgage loans and forward to-be-announced ("TBA") mortgage contracts, considered derivative instruments for accounting purposes, are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain one-to-four family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans, resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors, or forward TBA mortgage contracts are entered into with a counterparty, which hedges this market risk. See Note 7, “Derivative and Hedging Activities” within Notes to Consolidated Financial statements included in Item 1 hereof for more information on mortgage activity and mortgage related derivatives.

Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories, while placing less emphasis on the other lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The Bank’s loan portfolio increased $89.0 million during the first quarter of 2014 to $4.8 billion. The commercial loan portfolio continues to be the major driver increasing by $88.6 million during the first quarter of 2014, accompanied by solid growth across all other categories.

The Bank’s commercial and industrial portfolio grew 4.9% in the three months ended March 31, 2014. This portfolio is well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of March 31, 2014:

(Dollars in thousands)
Average loan size	$229
Largest individual commercial and industrial loan exposure	$16,000
Commercial and industrial nonperforming loans/commercial and industrial loans	0.40%
The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration and has grown by 2.0% for the three months ended March 31, 2014. This portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of March 31, 2014:

(Dollars in thousands)
Average loan size	$736
Largest individual commercial real estate mortgage exposure	$24,108
Commercial real estate nonperforming loans/commercial real estate loans	0.58%
Owner occupied commercial real estate loans/commercial real estate loans	17.0%

In addition to the commercial portfolios, the Bank also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Bank's market area. The Bank also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower's residence or second home. Additionally, the Bank makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios have increased by $392,000 for the three months ended March 31, 2014 to $1.4 billion.

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

Nonaccrual Loans    As a general rule, within commercial real estate or home equity categories, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans. As permitted by banking regulations, certain consumer loans past due 90 days or more continue to accrue interest. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loans are well secured and in the process of collection. The Company may also put a junior lien mortgage on nonaccrual status as a result of delinquency with respect to the first position, which is held by another financial institution, while the junior lien is currently performing. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), when the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.
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
Purchased Credit Impaired Loans    Purchased Credit Impaired (“PCI”) loans are acquired loans which had evidence of deterioration in credit quality at the purchase date and for which it is probable that all contractually required payments will not be collected. The PCI loans are recorded at fair value without any carryover of the allowance for loan losses. The excess cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield," is accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual in the same manner as originated loans, rather they are generally considered to be accruing loans because their interest income recognized relates to the accretable yield and not to contractual interest payments. The carrying amount of these purchased credit impaired loans was $29.1 million as of March 31, 2014, as compared to $29.5 million as of December 31, 2013. See Note 4, "Loans, Allowance for Loan Losses and Credit Quality" within Notes to Consolidated Financial Statements included in Item 1 hereof for more information.
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
Other assets in possession typically consist of foreclosed non-real estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 4 - Nonperforming Assets

	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Loans Accounted for on a nonaccrual basis
Commercial and industrial	$3,299	$4,178	$3,188
Commercial real estate	13,970	11,834	9,355
Small business	788	633	680
Residential real estate	10,632	10,329	11,950
Home equity	7,062	7,068	7,687
Other consumer	28	92	201
Total (1)	$35,779	$34,134	$33,061
Loans past due 90 days or more but still accruing
Residential real estate (2)	368	462	—
Other consumer	24	63	30
Total	$392	$525	$30
Total nonperforming loans	$36,171	$34,659	$33,091
Nonaccrual securities (3)	2,353	1,541	1,903
Other real estate owned	7,830	7,466	11,645
Other assets in possession	167	167	176
Total nonperforming assets	$46,521	$43,833	$46,815
Nonperforming loans as a percent of gross loans	0.75%	0.73%	0.74%
Nonperforming assets as a percent of total assets	0.75%	0.72%	0.82%

(1)	Inclusive of TDRs on nonaccrual of $7.0 million, $7.5 million, and $8.7 million, at March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

(2)	Represents purchased credit impaired loans that are accruing interest due to expectations of future cash collections.

(3)	Amounts represent the fair value of five nonaccrual securities at March 31, 2014 and December 31, 2013 and six nonaccrual securities at March 31, 2013.

The following table summarized the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended
	March 31, 2014		March 31, 2013
	(Dollars in thousands)
Nonperforming assets beginning balance		$43,833		$42,427
New to nonperforming		10,369		10,243
Loans charged-off		(4,566)		(1,574)
Loans paid-off		(1,367)		(2,402)
Loans transferred to other real estate owned and foreclosed assets		(746)		(771)
Loans restored to performing status		(2,062)		(1,096)
Change to other real estate owned
New to other real estate owned	$746		$771
Valuation write down	(236)		(486)
Sale of Other Real Estate Owned	(590)		(918)
Capital improvements to other real estate owned	444		304
Total change to other real estate owned	364	364	(329)	(329)
Change in nonaccrual securities		812		392
Other		(116)		(75)
Nonperforming assets ending balance		$46,521		$46,815

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 6 - Troubled Debt Restructurings

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Performing troubled debt restructurings	$40,329	$38,410
Nonaccrual troubled debt restructurings	6,998	7,454
Total	$47,327	$45,864
Performing troubled debt restructurings as a % of total loans	0.84%	0.81%
Nonaccrual troubled debt restructurings as a % of total loans	0.15%	0.16%
Total troubled debt restructurings as a % of total loans	0.99%	0.97%

The following table summarizes changes in TDRs for the periods indicated:
Table 7 - Activity in Troubled Debt Restructurings

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Dollars in thousands)
TDRs beginning balance	$45,864	$53,318
New to TDR status	2,851	1,485
Paydowns	(684)	(4,084)
Charge-offs	(704)	(289)
TDRs ending balance	$47,327	$50,430

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 8 - Interest Income Recognized/Collected on Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended
	March 31
	2014	2013
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$447	$388
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	498	652
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
At March 31, 2014, impaired loans included all commercial and industrial loans, commercial real estate loans, commercial construction, and small business loans that are on nonaccrual status, TDRs, and other loans that have been categorized as impaired. Total impaired loans at March 31, 2014 and December 31, 2013 were $70.5 million and $72.1 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At March 31, 2014, there were 69 relationships, with an aggregate balance of $71.0 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
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
While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Additionally, various regulatory agencies, as an integral part of the Bank's examination process, periodically assess the adequacy of the allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs, in accordance with U.S GAAP.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 9 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Dollars in thousands)
Average total loans	$4,788,064	$4,651,524	$4,535,596	$4,540,997	$4,495,804
Allowance for loan losses, beginning of period	$53,239	$53,562	$52,976	$51,906	$51,834
Charged-off loans
Commercial and industrial	783	92	866	1,302	423
Commercial real estate	2,922	2,776	209	196	407
Commercial construction	—	—	308	—	—
Small business	268	268	84	276	145
Residential real estate	128	165	210	186	61
Home equity	94	416	420	257	277
Other consumer	371	381	273	260	261
Total charged-off loans	4,566	4,098	2,370	2,477	1,574
Recoveries on loans previously charged-off
Commercial and industrial	79	9	24	103	136
Commercial real estate	68	109	89	8	—
Commercial construction	—	100	—	—	—
Small business	47	156	47	37	39
Residential real estate	—	52	5	86	—
Home equity	93	62	22	30	21
Other consumer	167	137	119	183	150
Total recoveries	454	625	306	447	346
Net loans Charged-off (Recovered)
Commercial and industrial	704	83	842	1,199	287
Commercial real estate	2,854	2,667	120	188	407
Commercial construction	—	(100)	308	—	—
Small business	221	112	37	239	106
Residential real estate	128	113	205	100	61
Home equity	1	354	398	227	256
Other consumer	204	244	154	77	111
Total net loans charged-off	4,112	3,473	2,064	2,030	1,228
Provision for loan losses	4,502	3,150	2,650	3,100	1,300
Total allowances for loan losses, end of period	$53,629	$53,239	$53,562	$52,976	$51,906
Net loans charged-off as a percent of average total loans (annualized)	0.35%	0.30%	0.18%	0.18%	0.11%
Allowance for loan losses as a percent of total loans	1.12%	1.13%	1.18%	1.17%	1.16%
Allowance for loan losses as a percent of nonperforming loans	148.27%	153.61%	141.37%	144.95%	156.86%
Net loans charged-off as a percent of allowance for loan losses (annualized)	31.10%	25.88%	15.29%	15.37%	9.59%
Recoveries as a percent of charge-offs	9.94%	15.25%	12.91%	18.05%	21.98%

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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 10 - Summary of Allocation of Allowance for Loan Losses

	March 31, 2014		December 31, 2013
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$15,601	17.1%	$15,622	16.6%
Commercial real estate	24,917	47.5%	24,541	47.7%
Commercial construction	3,570	5.0%	3,371	4.7%
Small business	1,207	1.6%	1,215	1.6%
Residential real estate	2,829	11.2%	2,760	11.5%
Home equity	4,758	17.2%	5,036	17.5%
Other consumer	747	0.4%	694	0.4%
Total allowance for loan losses	$53,629	100.0%	$53,239	100.0%
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
Regardless of whether a loan is unsecured or collateralized, the Company charges off the amount of any confirmed loan loss in the period when the loans, or portions of loans, are deemed uncollectible. For troubled, collateral-dependent loans, loss-confirming events may include an appraisal or other valuation that reflects a shortfall between the value of the collateral and the carrying value of the loan or receivable, or a deficiency balance following the sale of the collateral.
For additional information regarding the Bank’s allowance for loan losses, see Note 4, “Loans, Allowance for Loan Losses and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1hereof.
Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $39.9 million at both March 31, 2014 and December 31, 2013. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Identifiable Intangible Assets Goodwill and identifiable intangible assets were $182.1 million and $182.6 million at March 31, 2014 and December 31, 2013, respectively.
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

Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $97.8 million and $100.4 million at March 31, 2014 and December 31, 2013, respectively. The Bank recorded tax exempt income from the life insurance policies of $722,000 and $746,000 for the three months ended March 31, 2014 and March 31, 2013, respectively. Also during the first quarter of 2014, the Company recognized tax exempt gains on life insurance benefits in the amount of $1.6 million.
Deposits As of March 31, 2014, deposits increased by 2.6% to $5.1 billion when compared to $5.0 billion at December 31, 2013. Strong deposit growth was heavily led by the core deposit categories, which increased by $146.2 million from December 31, 2013 to March 31, 2014 and now represent 85.62% of total deposits. Total cost of deposits was 0.22% for the quarter, reflecting management's continued emphasis on core deposits.
The Bank also participates in the Certificate of Deposit Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposits investments for consumers, businesses and public entities. The economic downturn has made the CDARS an attractive product for customers. In addition, the Bank may occasionally raise funds through brokered certificates of deposit. This channel allows the Bank to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. At March 31, 2014 and December 31, 2013, the Company had $79.5 million and $77.5 million, respectively, of brokered deposits of which $58.4 million and $53.7 million, respectively, were part of the CDARS program.
Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity, provides the Bank with a contingent source of liquidity.

The Company’s borrowings consisted of the following as of the periods indicated:
Table 11 - Borrowings

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$140,228	$140,294
Short-term borrowings - one year and under (1)
Customer repurchase agreements and other short-term borrowings	128,485	154,288
Long-term borrowings - over one year (1)
Wholesale repurchase agreements	50,000	50,000
Junior subordinated debentures:
Capital Trust V	51,547	51,547
Slades Ferry Trust I	10,310	10,310
Central Trust I	5,258	5,258
Central Trust II	6,737	6,791
Subordinated debentures	30,000	30,000
Total long-term borrowings	$153,852	$153,906
Total borrowings	$422,565	$448,488
(1) Classification is based upon duration at origination and not predicated upon remaining time to maturity.
As of March 31, 2014 and December 31, 2013, the Bank had $2.8 billion and $2.9 billion, respectively, of assets pledged as collateral against borrowings. These assets are primarily pledged to the FHLB of Boston, the Federal Reserve Bank of Boston, and serve as collateral for customer repurchase agreements.

Capital Resources On March 20, 2014, the Company’s Board of Directors declared a cash dividend of $0.24 per share to stockholders of record as of the close of business on March 31, 2014. This dividend was paid on April 11, 2014.
The Federal Reserve, the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At March 31, 2014 and December 31, 2013, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based, total risk-based capital, and Tier 1 leverage capital.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:
Table 12 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	March 31, 2014
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$599,447	12.52%	382,892	≥	8.00%	N/A		N/A
Tier 1 capital (to risk weighted assets)	514,938	10.76%	191,446	≥	4.00%	N/A		N/A
Tier 1 capital (to average assets)	514,938	8.60%	239,645	≥	4.00%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$590,708	12.35%	$382,749	≥	8.00%	$478,436	≥	10.00%
Tier 1 capital (to risk weighted assets)	506,199	10.58%	191,375	≥	4.00%	287,062	≥	6.00%
Tier 1 capital (to average assets)	506,199	8.45%	239,649	≥	4.00%	299,561	≥	5.00%
	December 31, 2013
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$589,811	12.58%	$375,117	≥	8.00%	N/A		N/A
Tier 1 capital (to risk weighted assets)	505,646	10.78%	187,558	≥	4.00%	N/A		N/A
Tier 1 capital (to average assets)	505,646	8.64%	234,153	≥	4.00%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$582,599	12.42%	$375,205	≥	8.00%	$496,006	≥	10.00%
Tier 1 capital (to risk weighted assets)	498,434	10.63%	187,603	≥	4.00%	281,404	≥	6.00%
Tier 1 capital (to average assets)	498,434	8.51%	234,154	≥	4.00%	292,692	≥	5.00%
In July 2013, the Federal Reserve Board, or Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the Rules. The FDIC has adopted substantially identical rules (as interim final rules). The Rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Rules, among other things: (i) introduce a new capital measure called “Common Equity Tier 1,” or CET1; (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements; (iii) apply most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios; and (iv) expand the scope of the reductions/adjustments from capital as compared to existing regulations. Based upon preliminary assessments of the proposed framework, management believes that the Company will continue to exceed all estimated well-capitalized regulatory requirements over the course of the proposed phase-in period.
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining regulatory capital in excess of "well capitalized" minimum levels, dividends paid by the Bank to the Company for the periods ended March 31, 2014 and 2013 totaled $8.3 million and $7.2 million, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements. At both March 31, 2014 and March 31, 2013, $71.0 million, in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines. Certain provisions of the Basel III capital standards proposal will require trust preferred securities to be excluded from Tier 1 capital, however, the Company qualifies under certain grandfathering provisions which allows the trust preferred securities to continue to be treated as Tier 1 capital under the Basel III capital standards.
Investment Management As of March 31, 2014, the Rockland Trust Investment Management Group had assets under administration of $2.3 billion, representing approximately 4,505 trust, fiduciary, and agency accounts. At December 31, 2013, assets under administration were also $2.3 billion, representing approximately 4,401 trust, fiduciary, and agency accounts. Included in these amounts as of March 31, 2014 and December 31, 2013 are assets under administration of $198.2 million and $195.9 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $4.1 million and $3.5 million for the three months ended March 31, 2014 and March 31, 2013, respectively.
Additionally, for the three months ended March 31, 2014 and March 31, 2013, retail investments and insurance revenue was $533,000 and $348,000, respectively. Retail investments and insurance includes commission revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts, and Smith Companies LTD, a division of Capitas Financial, LLC.

RESULTS OF OPERATIONS
The following table provides a summary of results of operations:
Table 13 - Summary of Results of Operations

	Three Months Ended March 31
	2014	2013
	(Dollars in thousands)
Net Income	$13,383	$12,252
Diluted earnings per share	$0.56	$0.54
Return on average assets	0.88%	0.88%
Return on average equity	9.02%	9.25%
Net interest margin	3.49%	3.58%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
On a fully tax equivalent basis, net interest income for the first quarter of 2014 increased $2.8 million, or 6.2%, to $47.9 million, when compared to the first quarter of 2013. The decline in the net interest margin is primarily the result of assets re-pricing in a lower rate environment without the ability to fully offset this impact through further reductions in funding costs.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three months ending March 31, 2014 and 2013. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 14 - Average Balance, Interest Earned/Paid & Average Yields

	Three Months Ended March 31
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$61,356	$38	0.25%	$53,149	$34	0.26%
Securities
Taxable investment securities	706,355	4,650	2.67%	523,550	3,529	2.73%
Nontaxable investment securities (1)	6,143	63	4.16%	916	18	7.97%
Total securities	712,498	4,713	2.68%	524,466	3,547	2.74%
Loans held for sale	6,041	51	3.42%	41,890	268	2.59%
Loans (2)
Commercial and industrial	816,467	7,941	3.94%	693,284	6,838	4.00%
Commercial real estate (1)	2,281,778	24,205	4.30%	2,121,824	23,729	4.54%
Commercial construction	228,818	2,346	4.16%	199,303	2,016	4.10%
Small business	77,503	1,069	5.59%	77,688	1,060	5.53%
Total commercial	3,404,566	35,561	4.24%	3,092,099	33,643	4.41%
Residential real estate	540,382	5,166	3.88%	580,617	5,918	4.13%
Home equity	823,890	7,258	3.57%	797,204	7,094	3.61%
Total consumer real estate	1,364,272	12,424	3.69%	1,377,821	13,012	3.83%
Other consumer	19,226	485	10.23%	25,884	561	8.79%
Total loans	4,788,064	48,470	4.11%	4,495,804	47,216	4.26%
Total interest-earning assets	$5,567,959	$53,272	3.88%	$5,115,309	$51,065	4.05%
Cash and due from banks	140,788			68,653
Federal Home Loan Bank stock	39,926			41,045
Other assets	405,367			420,470
Total assets	$6,154,040			$5,645,477
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$1,962,983	$889	0.18%	$1,612,395	$707	0.18%
Money market	997,817	619	0.25%	868,405	578	0.27%
Time deposits	733,018	1,281	0.71%	758,504	1,380	0.74%
Total interest-bearing deposits	$3,693,818	$2,789	0.31%	$3,239,304	$2,665	0.33%
Borrowings
Federal Home Loan Bank	$151,273	$1,002	2.69%	$271,558	$1,378	2.06%
Customer repurchase agreements and other short-term borrowings	138,536	55	0.16%	155,666	91	0.24%
Wholesale repurchase agreements	50,000	286	2.32%	50,000	286	2.32%
Junior subordinated debentures	73,884	992	5.45%	74,104	999	5.47%
Subordinated debentures	30,000	248	3.35%	30,000	539	7.29%

Total borrowings	$443,693	$2,583	2.36%	$581,328	$3,293	2.30%
Total interest-bearing liabilities	$4,137,511	$5,372	0.53%	$3,820,632	$5,958	0.63%
Demand deposits	1,347,559			1,200,810
Other liabilities	67,259			86,769
Total liabilities	$5,552,329			$5,108,211
Stockholders' equity	601,711			537,266
Total liabilities and stockholders' equity	$6,154,040			$5,645,477
Net interest income (1)		$47,900			$45,107
Interest rate spread (3)			3.35%			3.42%
Net interest margin (4)			3.49%			3.58%
Supplemental information
Total deposits, including demand deposits	$5,041,377	$2,789		$4,440,114	$2,665
Cost of total deposits			0.22%			0.24%
Total funding liabilities, including demand deposits	$5,485,070	$5,372		$5,021,442	$5,958
Cost of total funding liabilities			0.40%			0.48%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $291,000 and $245,000 for the three months ended March 31, 2014 and 2013, respectively. The FTE adjustment relates to nontaxable investment securities with average balance of $6.1 million and $915,000 and nontaxable industrial development bonds recorded within commercial real estate with average balances of $45.0 million and $35.4 million, for the three months ended March 31, 2014 and 2013, respectively.

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

Table 15 - Volume Rate Analysis

	Three Months Ended March 31			Three Months Ended March 31
	2014 Compared To 2013			2013 Compared To 2012
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposit, federal funds sold and short term investments	$(1)	$5	$4	$1	$—	$1
Securities
Trading assets	—	—	—	—	(38)	(38)
Taxable securities	(111)	1,232	1,121	(903)	(57)	(960)
Nontaxable securities (1)	(58)	103	45	—	(31)	(31)
Total securities			1,166			(1,029)
Loans held for sale	12	(229)	(217)	(49)	187	138
Loans
Commercial and industrial	(112)	1,215	1,103	(227)	1,164	937
Commercial real estate (1)	(1,313)	1,789	476	(2,372)	3,367	995
Commercial construction	31	299	330	(139)	612	473
Small business	12	(3)	9	(62)	(15)	(77)
Total commercial			1,918			2,328
Residential real estate	(342)	(410)	(752)	(399)	1,721	1,322
Home equity	(73)	237	164	(305)	739	434
Total consumer real estate			(588)			1,756
Other consumer	68	(144)	(76)	45	(255)	(210)
Total loans (1)(2)			1,254			3,874
Total income of interest-earning assets			2,207			2,984
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$28	$154	$182	$(82)	$92	$10
Money market	(45)	86	41	(143)	82	(61)
Time certificates of deposits	(53)	(46)	(99)	(319)	296	(23)
Total interest bearing deposits			124			(74)
Borrowings
Federal Home Loan Bank borrowings	235	(611)	(376)	(234)	268	34
Customer repurchase agreements and other short-term borrowings	(26)	(10)	(36)	(17)	(2)	(19)
Wholesale repurchase agreements	—	—	—	(3)	—	(3)
Junior subordinated debentures	(4)	(3)	(7)	(103)	182	79
Subordinated debt	(291)	—	(291)	(2)	—	(2)
Total borrowings			(710)			89
Total expense of interest-bearing liabilities			(586)			15
Change in net interest income			$2,793			$2,969

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $291,000 and $245,000 for the three months ended March 31, 2014 and 2013, respectively. The FTE adjustment relates to nontaxable investment securities with an average balance of $6.1 million and $915,000 and nontaxable industrial development bonds recorded within commercial real estate with an average balance of $45.0 million and $35.4 million for the three months ended March 31, 2014 and 2013, respectively.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $4.5 million and $1.3 million for the three months ended March 31, 2014 and March 31, 2013, respectively. The increase in the provision was driven mainly by the charge-off of one relatively large commercial real estate credit. The Company’s allowance for loan losses, as a percentage of total loans, was 1.12% at March 31, 2014, as compared to 1.13% at December 31, 2013 and 1.16% at March 31, 2013. For the three months ended March 31, 2014 and 2013, net loan charge-offs totaled $4.1 million and $1.2 million, respectively.
Regional and local general economic conditions continued to improve during the first quarter of 2014, as measured by employment levels, consumer confidence, economic activity, and other regional economic indicators. Local residential real estate market fundamentals were mixed during the first quarter of 2014, characterized by a lower level of home sales, lower inventory levels, and increased sales prices compared to the same period in 2013. Foreclosures are down for the 16th consecutive month. Regional commercial real estate market conditions were mixed, with some markets experiencing positive trends, while others exhibit higher vacancy rates and flat to negative absorption. Leading economic indicators suggest continued economic improvement through the first half of 2014.
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

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 16 - Noninterest Income

	Three Months Ended
	March 31		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,359	$4,217	$142	3.37%
Interchange and ATM fees	2,975	2,328	647	27.79%
Investment management	4,603	3,884	719	18.51%
Mortgage banking	487	2,281	(1,794)	(78.65)%
Loan level derivative income	746	532	214	40.23%
Increase in cash surrender value of life insurance policies	722	746	(24)	(3.22)%
Net gain on sale of equity securities	91	—	91	100.00%
Gain on life insurance benefits	1,627	—	1,627	100.00%
Other noninterest income	1,906	1,736	170	9.79%
Total	$17,516	$15,724	$1,792	11.40%
Noninterest income amounted to $17.5 million during the three months ended March 31, 2014, a $1.8 million, or 11.4%, increase from the same period in the prior year. The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:
Interchange and ATM fees increased due to the Company's focus on core checking accounts and increased debit card usage.
Investment management income was led by strong sales, particularly in the retail channel. Additionally, assets under administration were $2.3 billion at March 31, 2014, an increase of $52.3 million, or 2.3%, as compared to the same period in the prior year.
Mortgage banking income decreased for the three months ended March 31, 2014 as compared to the year ago period, reflective of a decrease in overall mortgage production.
Loan level derivative income increase reflects a higher level of commercial loan closings where a derivative was employed.

The Company recorded gains on life insurance benefits in the amount of $1.6 million for the quarter ended March 31, 2014, which represented tax-exempt income to the Company. There were no such benefits recorded during the quarter ended March 31, 2013.
Other noninterest income's increase was led by an increase of $111,000 in Federal Home Loan Bank dividend income as the dividend rate was increased during the first quarter.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 17 - Noninterest Expense

	Three Months Ended
	March 31		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$23,080	$22,715	$365	1.61%
Occupancy and equipment expense	6,146	5,249	897	17.09%
Data processing & facilities management	1,253	1,184	69	5.83%
Consulting expense	559	710	(151)	(21.27)%
FDIC Assessment	905	821	84	10.23%
Debit card expense	614	670	(56)	(8.36)%
Advertising expense	824	1,172	(348)	(29.69)%
Software maintenance	662	681	(19)	(2.79)%
Telecommunication expense	548	655	(107)	(16.34)%
Merger and acquisition expense	77	1,345	(1,268)	(94.28)%
Other noninterest expenses	7,219	7,718	(499)	(6.47)%
Total	$41,887	$42,920	$(1,033)	(2.41)%
Noninterest expense decreased by $1.0 million, or 2.4%, during the three months ended March 31, 2014, as compared to the same period in the prior year. The primary reasons for the significant variances in the noninterest expense category shown in the preceding table are noted below:
Occupancy and equipment expense increases were attributable to impairment on acquired facilities of $503,000 and increased snow removal costs of $150,000 as compared to the first quarter of the prior year.
Consulting expense was lower in the first quarter of 2014 due to the timing of certain initiatives.
Advertising expense decreased as compared to the year ago period due to the timing of marketing campaigns.
Telecommunication expense decreased from the prior year as the prior year included increased costs associated with certain system conversions.
Merger and acquisition expense in 2014 relates to the Mayflower acquisition which closed in November of 2013 and in 2013 relates to the Central Bancorp, Inc. acquisition which closed in November of 2012.
Other noninterest expense decreased by $499,000, or 6.5%, for the three months ended March 31, 2014 compared to the prior year period. The decreases were driven by a decrease in loan workout costs of $324,000 and a decrease in contract labor of $298,000, offset by a slight increase in internet banking expense.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 18 - Tax Provision and Applicable Tax Rates

	Three Months Ended
	March 31
	2014	2013
	(Dollars in thousands)
Combined federal and state income tax provisions	$5,350	$4,114
Effective income tax rates	28.56%	25.14%
The effective income tax rates are lower than the blended statutory tax rate of 40.85% for the three months ended March 31, 2014 and 2013, due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in Low Income Housing Project Investments. The increase in the tax rate for 2014 was primarily due to a reduction in the benefits recognized from New Markets Tax Credits.

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
Table 19—New Markets Tax Credit Recognition Schedule

Investment			2014	2015	2016	2017	2018	2019	Total Remaining Credits
			(Dollars in thousands)
2008	$6.8	M	408	—	—	—	—	—	408
2009	10.0	M	600	600	—	—	—	—	1,200
2010	40.0	M	2,400	2,400	2,400	—	—	—	7,200
2012	21.4	M	1,071	1,285	1,285	1,285	1,285	—	6,211
2013	44.6	M	2,229	2,229	2,675	2,675	2,675	2,675	15,158
Total	$122.8	M	$6,708	$6,514	$6,360	$3,960	$3,960	$2,675	$30,177

The Company invests in various Low Income Housing Projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2030, which represents the period that the tax benefits will be utilized. It is expected that the limited partnership investments will generate a net tax benefit of approximately $12.2 million over the remaining life of the investments from the combination of the tax credits and operating losses.
Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry-back” refund claims could be made. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect of a change in enacted tax rates on the deferred tax assets is recognized in income in the period that includes the enactment date. The Company had no recorded tax valuation allowance as of March 31, 2014 and 2013.

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
Credit Risk Credit risk represents the possibility that the Company's borrowing customers or other counterparties may not repay loans or other contractual obligations according to their terms due to changes in the financial capacity and ability of such borrowing customers or counterparties to meet their obligations. In some cases, the collateral securing the payment of the loans may be sufficient to assure repayment, but in other cases the Company may experience significant credit losses which could have an adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 4, “Loans, Allowance for Loan Losses and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.
Operations Risk  Operations risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, disasters and security risks. The Company continuously strives to strengthen its system of internal controls, operating processes and employee awareness. The Bank has an Operations Risk Management Committee that meets monthly and reports to the Board quarterly or more frequently if warranted. The Committee is chaired by the Director of Compliance and members of the Committee include representatives from Audit, Finance, Technology, Information Security and periodic attendance from business units throughout the organization. An operations risk management dashboard is updated quarterly and reviewed with the Board.
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
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for March 31, 2014 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual (12 to 24 months) shifts in interest. Additionally, the Company also analyzed a separate alternative scenario labeled "Yield Curve Twist," in which the yield curve steepened over the first 18 months of the simulation, raising long term rates, and then flattened over months 19-36, as the short term rates increased, targeting fed fund rate at 4.00%. The results of all scenarios are outlined in the table below:
Table 20 - Interest Rate Sensitivity

	Impact on Net Interest Income
	Three Months Ended March 31
	2014		2013
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	0.1%	(3.4)%	0.2%	(4.8)%
+100	3.9%	5.8%	4.2%	3.8%
+200	8.0%	12.0%	8.2%	9.9%
+300	12.1%	18.3%	12.2%	15.8%
+400	16.1%	24.5%	16.0%	21.6%

Gradual rate shifts (basis points)
-100 over 12 months	0.4%	(2.1)%	0.6%	(3.4)%
+200 over 12 months	3.4%	10.2%	3.5%	7.8%
+400 over 24 months	3.4%	14.1%	3.5%	11.4%
Flat +500 over 12 months	4.2%	16.4%	4.4%	14.4%

Alternative scenarios
Yield curve twist	0.6%	4.1%	n/a	n/a

The Company's policy on interest rate risk simulation also specifies that estimated net interest income for the second year of all “core scenarios” should decline by less than 15.0%. The Company was within policy limits at March 31, 2014 and 2013. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities quicker than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
The most significant factors affecting market risk exposure of the Company’s net interest income during the three months ended March 31, 2014 were the shape of the U.S. Government securities and interest rate swap yield curve, the level of U.S. prime interest rate and LIBOR rates, and the level of interest rates being offered on long-term fixed rate loans.
The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by utilizing interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. Additionally, the Company manages the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts and forward TBA mortgage contracts. An increase in market interest rates between the time the Company commits to terms on a loan and the time the Company ultimately sells the loan in the secondary market will have the effect of reducing the gain (or increasing the loss) the Company records on the sale. The Company attempts to mitigate this risk by entering into forward sales commitments and forward TBA mortgage contracts in amounts sufficient to cover loans anticipated to close and interest rate-locked loan commitments. See Note 7, “Derivative and Hedging Activities” within Notes to Consolidated Financial Statements included in Item 1 hereof for additional information regarding the Company’s derivative financial instruments.
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
The Company actively manages its liquidity position under the direction of the Asset/ Liability Committee (ALCO). The Company’s primary measure of short-term liquidity is the Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets and short-term liabilities relative to total assets, was within policy limits at March 31, 2014. The Basic Surplus measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Basic Surplus measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Basic Surplus measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dated indicated:
Table 21—Sources of Liquidity

	March 31, 2014			December 31, 2013
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (3)	$140,228	$696,220		$140,294	$668,143
Federal Reserve Bank of Boston	—	843,843		—	856,013
Unpledged Securities	—	322,546		—	272,121
Customer repurchase agreements	128,485	—	(1)	149,288	—	(1)
Wholesale repurchase agreements	50,000	—	(1)	50,000	—	(1)
Junior subordinated debentures (3)	73,852	—	(1)	73,906	—	(1)
Subordinated debt	30,000	—	(1)	30,000	—	(1)
Parent Company line of credit	—	10,000		5,000	5,000
Brokered deposits (2)	79,458	—	(1)	77,501	—	(1)
	$502,023	1,872,609		$525,989	$1,801,277

(1)	The additional borrowing capacity has not been assessed for these categories.

(2)
Inclusive of $58.4 million and $53.7 million of brokered deposits acquired through participation in the Certificate of Deposit Account Registry Service program as of March 31, 2014 and December 31, 2013, respectively.

(3)	Amounts shown are inclusive of fair value marks.
In addition to policies used for managing operational liquidity, the Board of Directors and the Asset/Liability Committee ("ALCO") of the Bank recognize the need to establish reasonable guidelines for managing through an environment of heightened liquidity risk. Catalysts for elevated liquidity risk can be Bank-specific issues and/or systemic industry-wide events. It is therefore, the responsibility of the Board and ALCO to institute systems and controls to provide advanced detection of potentially significant funding shortages, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate/circumvent a potential liquidity crisis. As such, the Board of Directors and the ALCO have put a Liquidity Contingency Plan in place. The overall goal of this plan is to provide a framework for the Bank to help detect liquidity problems promptly and appropriately address potential liquidity problems in a timely manner. In a period of perceived heightened liquidity risk, the Liquidity Contingency Plan provides for the establishment of a Liquidity Crisis Task Force. The Liquidity Crisis Task Force is responsible for monitoring the potential for a liquidity crisis and for establishing and executing an appropriate response.
Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the three months ended March 31, 2014. See Note 7, "Derivative and Hedging Activities" and Note 11, "Commitments and Contingencies" within Notes to Consolidated Financial Statements included in Item 1 hereof for more information relating to the Company's off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the three months ended March 31, 2014. Please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a complete table of contractual obligations, commitments and contingencies.

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

Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred through the first quarter of 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors
As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2014:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
January 1 to January 31, 2014	—	$—	—	—
February 1 to February 28, 2014	13,189	$35.71	—	—
March 1 to March 31, 2014	10,745	$38.70	—	—
Total	23,934		—

(1)
Shares repurchased relate to the surrendering of mature shares for the exercise of stock options and/or the surrendering of shares upon vesting of restricted stock awards to cover tax implications to the individual.

(2)	The Company does not currently have a stock repurchase program or plan in place.

Item  3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information—None

Item 6. Exhibits

Exhibits Index

No.	Exhibit

10.1	Independent Bank Corp. and Rockland Trust Company Executive Officer Performance Incentive Plan is incorporated by reference to Exhibit 99.1 to Form 8-K filed on March 26, 2014.
10.2
Independent Bank Corp. Forms of Performance Based Restricted Stock Award Agreement for chief Executive Officer and Executive Officers and related performance goals, incorporated by reference to Exhibits 99.1, 99.2 and 99.3 to Form 8-K filed on March 26, 2014.

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
INDEPENDENT BANK CORP.
(registrant)

Date: May 8, 2014	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2014	/s/ Robert Cozzone
Robert Cozzone Chief Financial Officer and Treasurer (Principal Financial Officer)
INDEPENDENT BANK CORP.
(registrant)