Form 10-Q
period 2014-06-30
INDEPENDENT BANK CORP
filed 2014-08-07
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
Commission File Number: 1-9047
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2014, there were 23,912,211 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands, except per share data)

	June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$119,326	$168,106
Interest-earning deposits with banks	151,538	48,219
Securities
Securities available for sale	340,081	356,862
Securities held to maturity (fair value $376,944 and $346,455)	373,888	350,652
Total securities	713,969	707,514
Loans held for sale (at fair value)	16,125	8,882
Loans
Commercial and industrial	853,327	784,202
Commercial real estate	2,300,633	2,249,260
Commercial construction	252,222	223,859
Small business	78,955	77,240
Residential real estate	541,601	541,443
Home equity - 1st position	503,149	497,075
Home equity - subordinate positions	337,666	325,066
Other consumer	17,947	20,162
Total loans	4,885,500	4,718,307
Less: allowance for loan losses	(54,538)	(53,239)
Net loans	4,830,962	4,665,068
Federal Home Loan Bank stock	37,350	39,926
Bank premises and equipment, net	64,166	64,950
Goodwill	170,421	170,421
Identifiable intangible assets	11,039	12,221
Cash surrender value of life insurance policies	98,107	100,406
Other real estate owned and other foreclosed assets	9,675	7,633
Other assets	125,640	105,888
Total assets	$6,348,318	$6,099,234
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$1,462,761	$1,369,432
Savings and interest checking accounts	2,096,029	1,940,153
Money market	1,036,513	933,205
Time certificates of deposit of $100,000 and over	283,171	297,984
Other time certificates of deposits	419,687	445,644
Total deposits	5,298,161	4,986,418
Borrowings
Federal Home Loan Bank borrowings	60,174	140,294
Customer repurchase agreements and other short-term borrowings	131,766	154,288
Wholesale repurchase agreements	50,000	50,000

Junior subordinated debentures	73,797	73,906
Subordinated debentures	30,000	30,000
Total borrowings	345,737	448,488
Other liabilities	87,931	72,788
Total liabilities	5,731,829	5,507,694
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value. authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value. authorized: 75,000,000 shares, issued and outstanding: 23,904,072 shares at June 30, 2014 and 23,805,984 shares at December 31, 2013 (includes 262,380 and 268,290 shares of unvested participating restricted stock awards, respectively)	236	235
Shares held in rabbi trust at cost: 174,023 shares at June 30, 2014 and 178,765 shares at December 31, 2013	(3,528)	(3,404)
Deferred compensation obligation	3,528	3,404
Additional paid in capital	307,720	305,179
Retained earnings	310,226	293,560
Accumulated other comprehensive loss, net of tax	(1,693)	(7,434)
Total stockholders’ equity	616,489	591,540
Total liabilities and stockholders' equity	$6,348,318	$6,099,234
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Interest income
Interest on loans	$49,393	$47,720	$97,597	$94,699
Taxable interest and dividends on securities	4,690	3,506	9,340	7,035
Nontaxable interest and dividends on securities	37	11	74	22
Interest on loans held for sale	96	237	147	505
Interest on federal funds sold	69	21	106	55
Total interest and dividend income	54,285	51,495	107,264	102,316
Interest expense
Interest on deposits	2,789	2,543	5,579	5,208
Interest on borrowings	2,443	3,337	5,026	6,630
Total interest expense	5,232	5,880	10,605	11,838
Net interest income	49,053	45,615	96,659	90,478
Provision for loan losses	2,250	3,100	6,752	4,400
Net interest income after provision for loan losses	46,803	42,515	89,907	86,078
Noninterest income
Deposit account fees	4,463	4,343	8,821	8,559
Interchange and ATM fees	3,322	2,761	6,298	5,089
Investment management	5,136	4,357	9,739	8,242
Mortgage banking income	877	1,669	1,364	3,951
Loan level derivative income	324	816	1,070	1,348
Increase in cash surrender value of life insurance policies	721	786	1,443	1,531
Gain on life insurance benefits	337	—	1,964	—
Gain (loss) on sale of equity securities, net	(20)	4	71	(4)
Other noninterest income	1,697	1,956	3,602	3,698
Total noninterest income	16,857	16,692	34,372	32,414
Noninterest expenses
Salaries and employee benefits	22,843	21,594	45,923	44,309
Occupancy and equipment expenses	5,301	4,919	11,447	10,169
Data processing and facilities management	1,179	1,201	2,432	2,385
FDIC assessment	966	934	1,871	1,755
Advertising expense	1,249	1,479	2,073	2,652
Consulting expense	810	666	1,368	1,377
Debit card expense	528	773	1,143	1,443
Legal fees	319	743	850	1,245
Loss on termination of derivatives	1,122	—	1,122	—
Merger and acquisition expense	—	754	77	2,099
Mortgage operations expense	501	715	838	1,059
Software maintenance	608	597	1,271	1,279
Other noninterest expenses	7,554	7,789	14,451	15,311
Total noninterest expenses	42,980	42,164	84,866	85,083
Income before income taxes	20,680	17,043	39,413	33,409
Provision for income taxes	5,934	4,285	11,284	8,399
Net income	$14,746	$12,758	$28,129	$25,010
Basic earnings per share	0.62	0.56	1.18	1.09
Diluted earnings per share	0.61	0.56	1.17	1.09
Weighted average common shares (basic)	23,897,413	22,888,155	23,858,456	22,856,132
Common shares equivalents	94,560	52,144	97,544	49,104
Weighted average common shares (diluted)	23,991,973	22,940,299	23,956,000	22,905,236
Cash dividends declared per common share	0.24	0.22	0.48	0.44
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net income	$14,746	$12,758	$28,129	$25,010
Other comprehensive income, net of tax
Unrealized gains (losses) on securities
Change in fair value of securities available for sale	2,383	(4,586)	4,354	(5,371)
Less: net security gains (losses) reclassified into earnings	(12)	3	42	(3)
Net change in fair value of securities available for sale	2,395	(4,589)	4,312	(5,368)
Unrealized gains (losses) on cash flow hedges
Change in fair value of cash flow hedges	(287)	765	(464)	763
Less: net cash flow hedge losses reclassified into earnings	(1,292)	(854)	(1,971)	(1,691)
Net change in fair value of cash flow hedges	1,005	1,619	1,507	2,454
Net gain (loss) during the period and amortization of certain costs included in net periodic retirement costs	(39)	42	(78)	43
Total other comprehensive income (loss)	3,361	(2,928)	5,741	(2,871)
Total comprehensive income	$18,107	$9,830	$33,870	$22,139
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2013	23,805,984	$235	$(3,404)	$3,404	$305,179	$293,560	$(7,434)	$591,540
Net income	—	—	—	—	—	28,129	—	28,129
Other comprehensive income	—	—	—	—	—	—	5,741	5,741
Common dividend declared ($0.48 per share)	—	—	—	—	—	(11,463)	—	(11,463)
Proceeds from exercise of stock options	20,609	—	—	—	468	—	—	468
Tax benefit related to equity award activity	—	—	—	—	449	—	—	449
Equity based compensation	—	—	—	—	1,496	—	—	1,496
Restricted stock awards issued, net of awards surrendered	60,495	1	—	—	(643)	—	—	(642)
Shares issued under direct stock purchase plan	16,984	—	—	—	643	—	—	643
Deferred compensation obligation	—	—	(124)	124	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	128	—	—	128
Balance at June 30, 2014	23,904,072	$236	$(3,528)	$3,528	$307,720	$310,226	$(1,693)	$616,489
Balance at December 31, 2012	22,774,009	$225	$(3,179)	$3,179	$269,950	$263,671	$(4,526)	$529,320
Net income	—	—	—	—	—	25,010	—	25,010
Other comprehensive income	—	—	—	—	—	—	(2,871)	(2,871)
Common dividend declared ($0.44 per share)	—	—	—	—	—	(10,070)	—	(10,070)
Proceeds from exercise of stock options	30,029	—	—	—	744	—	—	744
Tax benefit related to equity award activity	—	—	—	—	312	—	—	312
Equity based compensation	—	—	—	—	1,389	—	—	1,389
Restricted stock awards issued, net of awards surrendered	89,431	1	—	—	(669)	—	—	(668)
Shares issued under direct stock purchase plan	10,815	—	—	—	339	—	—	339
Deferred compensation obligation	—	—	(115)	115	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	100	—	—	100
Balance June 30, 2013	22,904,284	$226	$(3,294)	$3,294	$272,165	$278,611	$(7,397)	$543,605
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Six Months Ended
	June 30
	2014	2013
Cash flow from operating activities
Net income	$28,129	$25,010
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	5,744	4,152
Provision for loan losses	6,752	4,400
Deferred income tax expense	563	5
Net (gain) loss on sale of equity securities	(71)	4
Net loss on fixed assets	390	28
Loss on termination of derivatives	1,122	—
Net loss on sale of other real estate owned and foreclosed assets	232	127
Realized gain on sale leaseback transaction	(517)	(517)
Stock based compensation	1,496	1,389
Excess tax benefit related to equity award activity	(449)	(312)
Increase in cash surrender value of life insurance policies	(1,443)	(1,531)
Gain on life insurance benefits	(1,964)	—
Change in fair value on loans held for sale	(225)	1,335
Net change in:
Loans held for sale	(7,018)	14,355
Other assets	1,981	39,152
Other liabilities	(4,154)	(14,885)
Total adjustments	2,439	47,702
Net cash provided by operating activities	30,568	72,712
Cash flows used in investing activities
Proceeds from sales of securities available for sale	673	169
Proceeds from maturities and principal repayments of securities available for sale	23,510	50,709
Purchase of securities available for sale	(868)	(34,878)
Proceeds from maturities and principal repayments of securities held to maturity	20,216	27,535
Purchase of securities held to maturity	(43,493)	(74,834)
Redemption of Federal Home Loan Bank stock	2,576	3,093
Investment in Low Income Housing Projects	(3,748)	—
Purchase of life insurance policies	(101)	(101)
Proceeds from life insurance policies	5,735	—
Net increase in loans	(177,486)	(15,713)
Purchase of bank premises and equipment	(3,915)	(4,221)
Proceeds from the sale of bank premises and equipment	759	—
Payments on early termination of hedging relationship	(1,122)	—
Proceeds from the sale of other real estate owned and foreclosed assets	2,810	5,237
Net capital improvements to other real estate owned	(875)	(1,463)
Net cash used in investing activities	(175,329)	(44,467)
Cash flows provided by financing activities

Net decrease in time deposits	(40,770)	(43,154)
Net increase in other deposits	352,513	172,940
Net proceeds from (repayments of) short-term Federal Home Loan Bank borrowings	(75,000)	305
Repayments of long-term Federal Home Loan Bank borrowings	(5,000)	(9,134)
Net decrease in customer repurchase agreements	(17,522)	(11,533)
Net decrease in other borrowings	(5,000)	(12,000)
Proceeds from exercise of stock options, net of cash paid	468	744
Restricted stock awards issued, net of awards surrendered	(642)	(668)
Excess tax benefit from stock based compensation	449	312
Tax benefit from deferred compensation distribution	128	100
Proceeds from shares issued under direct stock purchase plan	643	339
Common dividends paid	(10,967)	(5,032)
Net cash provided by financing activities	199,300	93,219
Net increase in cash and cash equivalents	54,539	121,464
Cash and cash equivalents at beginning of year	216,325	215,474
Cash and cash equivalents at end of period	$270,864	$336,938
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$4,257	$1,138
Capital commitment relating to Low Income Housing Project investments	$22,091	$—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other interim period.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES

FASB ASC Topic 718 "Compensation - Stock Compensation" Update No. 2014 -12. Update No. 2014-12 was issued in June 2014 to resolve the diverse accounting treatment of share-based payment awards that require, as a condition to vesting, achievement of a specific performance target after the requisite service period. Many reporting entities account for these performance targets as performance conditions that affect the vesting of the award and, therefore, do not reflect the performance target in the estimate of the grant-date fair value of the award, while other reporting entities treat those performance targets as nonvesting conditions that affect the grant-date fair value of the award. This amendment requires that these performance targets that affect vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

FASB ASC Topic 860 "Transfers and Servicing" Update No. 2014-11. Update No. 2014-11 was issued in June 2014 to respond to stakeholders' concerns about current accounting and disclosures for repurchase agreements and similar transactions.  The amendments in this Update require two accounting changes.  First, the amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  The amendments in this Update require disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. For those transactions outstanding at the reporting date, the transferor is required to disclose certain information by type of transaction.  The amendments in this Update also require certain disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited. For public business entities, the disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date.  The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

FASB ASC Topic 606 "Revenue from Contracts with Customers" Update No. 2014-09. Update No. 2014-09 was issued in May 2014 to address the previous revenue recognition requirements in U.S. generally accepted accounting principles

(GAAP) that differ from those in International Financial Reporting Standards (IFRS).  Accordingly, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the standard is effective for annual and interim periods beginning after December 15, 2016, and calendar year-end public entities will apply it in the quarter that ends March 31, 2017.  Early adoption is not permitted.  We are currently assessing the potential impact of this amendment on our consolidated financial statements.

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

NOTE 3 – SECURITIES
The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods below:

	June 30, 2014					December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Other	Other-Than- Temporary Impairment	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Other	Other-Than- Temporary Impairment	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. Government agency securities	$41,346	$120	$(29)	$—	$41,437	$41,331	$3	$(885)	$—	$40,449
Agency mortgage-backed securities	213,894	7,530	(1,369)	—	220,055	232,742	6,405	(4,556)	—	234,591
Agency collateralized mortgage obligations	53,941	296	(965)	—	53,272	58,765	490	(1,102)	—	58,153
State, county, and municipal securities	5,145	113	—	—	5,258	5,439	1	(28)	—	5,412
Single issuer trust preferred securities issued by banks	2,937	52	—	—	2,989	2,960	14	(22)	—	2,952
Pooled trust preferred securities issued by banks and insurers	7,984	—	(1,594)	(1,299)	5,091	8,083	—	(1,913)	(2,329)	3,841
Equity securities	11,157	989	(167)	—	11,979	10,997	762	(295)	—	11,464
Total available for sale securities	$336,404	$9,100	$(4,124)	$(1,299)	$340,081	$360,317	$7,675	$(8,801)	$(2,329)	$356,862
Held to maturity securities
U.S. Treasury securities	$1,011	$57	$—	$—	$1,068	$1,011	$31	$—	$—	$1,042
Agency mortgage-backed securities	170,217	4,704	—	—	174,921	155,067	1,917	(1,033)	—	155,951
Agency collateralized mortgage obligations	195,478	2,404	(4,346)	—	193,536	187,388	824	(6,176)	—	182,036
State, county, and municipal securities	678	6	—	—	684	678	7	—	—	685
Single issuer trust preferred securities issued by banks	1,500	27	—	—	1,527	1,503	23	—	—	1,526
Corporate debt securities	5,004	204	—	—	5,208	5,005	210	—	—	5,215
Total held to maturity securities	$373,888	$7,402	$(4,346)	$—	$376,944	$350,652	$3,012	$(7,209)	$—	$346,455
Total	$710,292	$16,502	$(8,470)	$(1,299)	$717,025	$710,969	$10,687	$(16,010)	$(2,329)	$703,317
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company realized a net loss of $20,000 and a net gain $71,000 on equity securities classified as available for sale during the three and six month periods ending June 30, 2014, respectively. The Company realized a gain of $4,000 and a net loss of $4,000 on marketable securities classified as available for sale during the three and six month periods ending June 30, 2013, respectively. There were no gains or losses realized on sale of nonequity securities for the periods ending June 30, 2014 and 2013.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of June 30, 2014 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$181	$192	$454	$457
Due after one year to five years	39,096	40,229	5,569	5,798
Due after five years to ten years	68,541	68,048	26,720	27,086
Due after ten years	217,429	219,633	341,145	343,603
Total debt securities	$325,247	$328,102	$373,888	$376,944
Equity securities	$11,157	$11,979	$—	$—
Total	$336,404	$340,081	$373,888	$376,944
Inclusive in the table above is $33.9 million of callable securities in the Company’s investment portfolio at June 30, 2014.
The carrying value of securities pledged to secure public funds, repurchase agreements and for other purposes, as required or permitted by law, was $365.7 million and $360.1 million at June 30, 2014 and December 31, 2013, respectively.
At June 30, 2014 and December 31, 2013, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of stockholders’ equity.
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
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2014
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	3	$493	$(2)	$9,981	$(27)	$10,474	$(29)
Agency mortgage-backed securities	34	665	(6)	46,015	(1,363)	46,680	(1,369)
Agency collateralized mortgage obligations	15	42,761	(502)	100,254	(4,809)	143,015	(5,311)
Pooled trust preferred securities issued by banks and insurers	7	—	—	2,520	(1,594)	2,520	(1,594)
Equity securities	8	71	(2)	1,462	(165)	1,533	(167)
Total temporarily impaired securities	67	$43,990	$(512)	$160,232	$(7,958)	$204,222	$(8,470)

	December 31, 2013
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	39	$39,950	$(885)	$—	$—	$39,950	$(885)
Agency mortgage-backed securities	124	202,004	(5,217)	5,108	(372)	207,112	(5,589)
Agency collateralized mortgage obligations	19	183,721	(7,278)	—	—	183,721	(7,278)
State, county, and municipal securities	13	3,838	(28)	—	—	3,838	(28)
Single issuer trust preferred securities issued by banks and insurers	2	1,341	(22)	—	—	1,341	(22)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,300	(1,913)	2,300	(1,913)
Equity securities	22	2,376	(90)	3,520	(205)	5,896	(295)
Total temporarily impaired securities	221	$433,230	$(13,520)	$10,928	$(2,490)	$444,158	$(16,010)
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at June 30, 2014:

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

The following table shows the total OTTI that the Company recorded for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in thousands)
Gross change in OTTI recorded on certain investments	$196	$90	$1,029	$371
Portion of OTTI recognized in OCI	(196)	(90)	(1,029)	(371)
Total credit related OTTI losses recognized in earnings	$—	$—	—	$—
The following table shows the cumulative credit related component of OTTI for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
(Dollars in thousands)
Balance at beginning of period	$(9,997)	$(10,847)	$(9,997)	$(10,847)
Add
Incurred on securities not previously impaired	—	—	—	—
Incurred on securities previously impaired	—	—	—	—
Less
Securities sold during the period	—	—	—	—
Reclassification due to changes in Company’s intent	—	—	—	—
Increases in cash flow expected to be collected	—	—	—	—
Balance at end of period	$(9,997)	$(10,847)	$(9,997)	$(10,847)

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
The following tables bifurcate the amount of allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	June 30, 2014
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Total loans by group	$853,327	$2,300,633	$252,222	$78,955	$541,601	$840,815	$17,947	$4,885,500	(1)
Individually evaluated for impairment	$6,796	$30,472	$—	$1,474	$15,829	$5,473	$1,026	$61,070
Purchase credit impaired loans	$—	$17,425	$188	$—	$10,055	$310	$6	$27,984
Collectively evaluated for impairment	$846,531	$2,252,736	$252,034	$77,481	$515,717	$835,032	$16,915	$4,796,446

	December 31, 2013
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Total loans by group	$784,202	$2,249,260	$223,859	$77,240	$541,443	$822,141	$20,162	$4,718,307	(1)
Individually evaluated for impairment	$9,148	$39,516	$100	$1,903	$15,200	$4,890	$1,298	$72,055
Purchase credit impaired loans	$1	$18,612	$197	$—	$10,389	$326	$19	$29,544
Collectively evaluated for impairment	$775,053	$2,191,132	$223,562	$75,337	$515,854	$816,925	$18,845	$4,616,708

(1)	The amount of net deferred fees included in the ending balance was $2.6 million and $2.3 million at June 30, 2014 and December 31, 2013.
The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended June 30, 2014
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,601	$24,917	$3,570	$1,207	$2,829	$4,758	$747	$53,629
Charge-offs	(470)	(660)	—	(128)	(326)	(308)	(258)	(2,150)
Recoveries	128	197	—	92	190	55	147	809
Provision	670	641	187	(17)	186	464	119	2,250
Ending balance	$15,929	$25,095	$3,757	$1,154	$2,879	$4,969	$755	$54,538

	Three Months Ended June 30, 2013
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,443	$22,569	$3,139	$1,244	$3,048	$7,716	$747	$51,906
Charge-offs	(1,302)	(196)	—	(276)	(186)	(257)	(260)	(2,477)
Recoveries	103	8	—	37	86	30	183	447
Provision	2,081	648	283	290	11	(222)	9	3,100
Ending balance	$14,325	$23,029	$3,422	$1,295	$2,959	$7,267	$679	$52,976

	Six Months Ended June 30, 2014
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,622	$24,541	$3,371	$1,215	$2,760	$5,036	$694	$53,239
Charge-offs	(1,253)	(3,582)	—	(396)	(454)	(402)	(629)	(6,716)
Recoveries	207	265	—	139	190	148	314	1,263
Provision	1,353	3,871	386	196	383	187	376	6,752
Ending balance	$15,929	$25,095	$3,757	$1,154	$2,879	$4,969	$755	$54,538
Ending balance: Individually evaluated for impairment	$472	$292	$—	$45	$1,599	$273	$49	$2,730
Ending balance: Collectively evaluated for impairment	$15,457	$24,803	$3,757	$1,109	$1,280	$4,696	$706	$51,808
	Six Months Ended June 30, 2013
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,461	$22,598	$2,811	$1,524	$2,930	$7,703	$807	$51,834
Charge-offs	(1,725)	(603)	—	(421)	(247)	(534)	(521)	(4,051)
Recoveries	239	8	—	76	86	51	333	793
Provision	2,350	1,026	611	116	190	47	60	4,400
Ending balance	$14,325	$23,029	$3,422	$1,295	$2,959	$7,267	$679	$52,976
Ending balance: Individually evaluated for impairment	$775	$410	$—	$153	$1,670	$52	$92	$3,152
Ending balance: Collectively evaluated for impairment	$13,550	$22,619	$3,422	$1,142	$1,289	$7,215	$587	$49,824
For the purpose of estimating the allowance for loan losses, management segregates the loan portfolio into the portfolio segments detailed in the above tables.  Each of these loan categories possesses unique risk characteristics that are considered when determining the appropriate level of allowance for each segment.  Some of the risk characteristics unique to each loan category include:
Commercial Portfolio

•
Commercial and Industrial: Loans in this category consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment.  Collateral generally consists of pledges of business assets including, but not limited to: accounts receivable, inventory, plant & equipment, or real estate, if applicable. Repayment sources consist of: primarily, operating cash flow, and secondarily, liquidation of assets.

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
The following table details the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		June 30, 2014
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$786,349	$2,122,030	$236,106	$74,221	$3,218,706
Potential weakness	7	42,929	106,724	12,263	3,391	165,307
Definite weakness-loss unlikely	8	23,712	69,062	3,853	1,310	97,937
Partial loss probable	9	337	2,817	—	33	3,187
Definite loss	10	—	—	—	—	—
Total		$853,327	$2,300,633	$252,222	$78,955	$3,485,137

		December 31, 2013
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$736,996	$2,068,995	$210,372	$71,514	$3,087,877
Potential weakness	7	21,841	91,984	8,608	3,031	125,464
Definite weakness-loss unlikely	8	24,409	85,767	4,779	2,552	117,507
Partial loss probable	9	956	2,514	100	143	3,713
Definite loss	10	—	—	—	—	—
Total		$784,202	$2,249,260	$223,859	$77,240	$3,334,561

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

	June 30, 2014	December 31, 2013
Residential portfolio
FICO score (re-scored) (1)	738	738
LTV (re-valued) (2)	67.0%	67.0%
Home equity portfolio
FICO score (re-scored) (1)	764	763
LTV (re-valued) (2)	53.2%	53.0%

(1)
The average FICO scores for June 30, 2014 are based upon rescores available from May 31, 2014 and origination score data for loans booked between June 1, 2014 and June 30, 2014. The average FICO scores for December 31, 2013 are based upon rescores available from November 30, 2013 and origination score data for loans booked between December 1, 2013 and December 31, 2013.

(2)
The combined LTV ratios for June 30, 2014 are based upon updated automated valuations as of February 28, 2013 and origination value data for loans booked between March 1, 2013 and June 30, 2014. The combined LTV ratios for December 31, 2013 are based upon updated automated valuations as of February 28, 2013 and origination value data for loans booked from March 1, 2013 through December 31, 2013. For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

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

The following table shows nonaccrual loans at the dates indicated:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial and industrial	$2,368	$4,178
Commercial real estate	6,586	11,734
Commercial construction	—	100
Small business	433	633
Residential real estate	10,336	10,329
Home equity	7,069	7,068
Other consumer	27	92
Total nonaccrual loans (1)	$26,819	$34,134

(1)	Included in these amounts were $7.5 million of nonaccruing TDRs at both June 30, 2014 and December 31, 2013, respectively.
The following table shows the age analysis of past due financing receivables as of the dates indicated:

	June 30, 2014
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	8	$1,011	12	$1,209	20	$1,481	40	$3,701	$849,626	$853,327	$—
Commercial real estate	16	9,105	5	3,218	20	3,652	41	15,975	2,284,658	2,300,633	—
Commercial construction	—	—	—	—	—	—	—	—	252,222	252,222	—
Small business	8	144	5	22	8	224	21	390	78,565	78,955	—
Residential real estate	15	1,594	7	1,468	41	6,352	63	9,414	532,187	541,601	476
Home equity	21	2,185	9	419	22	1,752	52	4,356	836,459	840,815	82
Other consumer	49	201	18	97	25	54	92	352	17,595	17,947	39
Total	117	$14,240	56	$6,433	136	$13,515	309	$34,188	$4,851,312	$4,885,500	$597

	December 31, 2013
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	9	$743	6	$327	20	$3,763	35	$4,833	$779,369	$784,202	$—
Commercial real estate	21	8,643	2	356	30	8,155	53	17,154	2,232,106	2,249,260	—
Commercial construction	1	847	—	—	1	100	2	947	222,912	223,859	—
Small business	18	353	6	227	14	247	38	827	76,413	77,240	—
Residential real estate	23	2,903	8	1,630	39	6,648	70	11,181	530,262	541,443	462
Home equity	27	1,922	8	852	23	2,055	58	4,829	817,312	822,141	—
Other consumer	110	514	30	106	34	148	174	768	19,394	20,162	63
Total	209	$15,925	60	$3,498	161	$21,116	430	$40,539	$4,677,768	$4,718,307	$525
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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
TDRs on accrual status	$38,925	$38,410
TDRs on nonaccrual	7,499	7,454
Total TDRs	$46,424	$45,864
Amount of specific reserves included in the allowance for loan losses associated with TDRs:	$2,108	$2,474
Additional commitments to lend to a borrower who has been a party to a TDR:	$606	$1,877
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
The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	3	$399	$399	12	$824	$824
Commercial real estate	—	—	—	6	1,882	1,882
Small business	1	117	117	2	174	174
Residential real estate	—	—	—	2	542	513
Home equity	3	520	520	4	616	616
Other consumer	—	—	—	1	8	8
Total	7	$1,036	$1,036	27	$4,046	$4,017

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	2	$282	$282	2	$282	$282
Commercial real estate	1	664	664	2	1,063	1,063
Small business	1	18	18	5	282	282
Residential real estate	2	744	744	6	1,900	1,926
Home equity	1	29	29	3	194	194
Other consumer	—	—	—	2	11	11
Total	7	$1,737	$1,737	20	$3,732	$3,758

(1)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the period indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Extended maturity	$633	$329	$1,640	$991
Adjusted interest rate	—	—	728	—
Combination rate & maturity	403	1,408	1,670	2,756
Court ordered concession	—	—	8	11
Total	$1,036	$1,737	$4,046	$3,758
The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due.

	Three Months Ended June 30
	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial and industrial	—	$—	2	$1,767
Commercial real estate	1	73	1	398
Small business	—	—	2	22
Residential real estate	1	136	—	—
Total	2	$209	5	$2,187

	Six Months Ended June 30
	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial and industrial	—	$—	2	$1,767
Commercial real estate	2	249	1	398
Small business	—	—	3	253
Residential real estate	1	136	—	—
Total	3	$385	6	$2,418
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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio at the dates indicated:

	June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$4,296	$4,842	$—
Commercial real estate	16,055	16,935	—
Small business	1,035	1,068	—
Residential real estate	2,409	2,494	—
Home equity	4,374	4,418	—
Other consumer	354	355	—
Subtotal	28,523	30,112	—
With an allowance recorded
Commercial and industrial	$2,500	$2,954	$472
Commercial real estate	14,417	15,005	292
Small business	439	480	45
Residential real estate	13,420	14,660	1,599
Home equity	1,099	1,186	273
Other consumer	672	674	49
Subtotal	32,547	34,959	2,730
Total	$61,070	$65,071	$2,730

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$7,147	$7,288	$—
Commercial real estate	14,283	15,891	—
Commercial construction	100	408	—
Small business	1,474	1,805	—
Residential real estate	1,972	2,026	—
Home equity	4,263	4,322	—
Other consumer	446	446	—
Subtotal	29,685	32,186	—
With an allowance recorded
Commercial and industrial	$2,001	$2,045	$1,150
Commercial real estate	25,233	25,377	765
Small business	429	462	109
Residential real estate	13,228	14,197	1,564
Home equity	627	694	116
Other consumer	852	856	70
Subtotal	42,370	43,631	3,774
Total	$72,055	$75,817	$3,774
The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$4,449	$60	$4,774	$123
Commercial real estate	16,216	246	16,342	490
Small business	1,051	16	1,076	32
Residential real estate	2,415	24	2,426	50
Home equity	4,431	51	4,465	103
Other consumer	363	6	374	13
Subtotal	28,925	403	29,457	811
With an allowance recorded
Commercial and industrial	$2,808	$40	$2,906	$81
Commercial real estate	14,523	205	14,748	413
Small business	449	8	462	16
Residential real estate	13,449	132	13,563	264
Home equity	1,102	10	1,109	17
Other consumer	686	6	707	12
Subtotal	33,017	401	33,495	803
Total	$61,942	$804	$62,952	$1,614

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$8,396	$114	$8,836	$230
Commercial real estate	18,392	312	18,448	628
Commercial construction	1,608	13	1,608	26
Small business	1,393	22	1,454	46
Residential real estate	2,236	25	2,253	44
Home equity	3,674	43	3,691	85
Other consumer	560	10	585	23
Subtotal	36,259	539	36,875	1,082
With an allowance recorded
Commercial and industrial	$3,076	$43	$3,221	$89
Commercial real estate	18,242	263	18,235	526
Small business	748	12	760	23
Residential real estate	13,688	127	13,732	255
Home equity	407	5	410	10
Other consumer	1,074	10	1,113	20
Subtotal	37,235	460	37,471	923
Total	$73,494	$999	$74,346	$2,005

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

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Outstanding balance	$31,843	$33,555
Carrying amount	$27,984	$29,544

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

(Dollars in thousands)
Balance at January 1, 2013	$2,464
Acquisition	386
Accretion	(1,812)
Other change in expected cash flows (2)	1,142
Reclassification from nonaccretable difference for loans with improved cash flows (1)	334
Balance at December 31, 2013	$2,514
Accretion	(1,055)
Other change in expected cash flows (2)	2,192
Reclassification from nonaccretable difference for loans with improved cash flows (1)	194
Balance at June 30,2014	$3,845
(1) Results in increased interest income during the period in which the loan paid off.
(2) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).

NOTE 5 – EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Net income	$14,746	$12,758	$28,129	$25,010

Weighted Average Shares
Basic shares	23,897,413	22,888,155	23,858,456	22,856,132
Effect of diluted securities	94,560	52,144	97,544	49,104
Dilutive shares	23,991,973	22,940,299	23,956,000	22,905,236

Net income per share
Basic EPS	$0.62	$0.56	$1.18	$1.09
Effect of diluted securities	(0.01)	—	(0.01)	—
Dilutive EPS	$0.61	$0.56	$1.17	$1.09
The following table illustrates the options to purchase common stock and the shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Stock options	—	241,268	—	245,312
Performance-based restricted stock	—	—	—	—

NOTE 6 – STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During 2014, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value	Vesting Period
3/20/2014	65,950	2005 Employee Stock Plan	$39.82	Ratably over 5 years from grant date
3/31/2014	3,000	2005 Employee Stock Plan	$39.00	Ratably over 3 years from grant date
5/20/2014	10,920	2010 Non-Employee Director Stock Plan	$35.08	At the end of 5 years from grant date
The fair value of the restricted stock awards is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.
Performance-Based Restricted Stock Awards
On March 20, 2014, the Company granted 20,700 performance-based restricted stock awards to certain executive level employees. These performance-based restricted stock awards were issued from the 2005 Employee Stock Plan and were determined to have a grant date fair value per share of $39.82. The number of shares to be vested will be contingent upon the Company's attainment of certain performance measures outlined in the award agreement and will be measured as of the end of the three year performance period, or December 31, 2016. These awards will be accounted for as equity awards due to the nature of these awards and the fact that these shares will not be settled in cash.
The fair value of the performance-based restricted stock awards, assuming achievement at target, is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of these awards are not entitled to receive dividends on or vote shares of performance-based restricted shares until vested.
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

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

June 30, 2014
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.23%	5.04%	$(2,685)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.23%	5.04%	(2,686)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.23%	2.94%	(1,591)
$75,000							$(6,962)
December 31, 2013
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
			(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	$(3,151)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	(3,152)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.24%	2.94%	(1,493)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.25%	3.04%	(1,341)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.24%	1.71%	(493)
$150,000							$(9,630)
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $2.8 million (pre-tax) to be reclassified to interest expense from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of June 30, 2014.
The Company recognized $122,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for both periods ended June 30, 2014 and 2013.
In June 2014, the Company repaid certain borrowings and consequently terminated the corresponding cash flow hedges. As a result of the termination of the cash flow hedges, the Company reclassified a pre-tax loss of approximately $1.1 million out of OCI and into noninterest expense.
The Company had no fair value hedges as of June 30, 2014 or December 31, 2013.
Customer Related Positions
Loan level derivatives, primarily interest rate swaps, offered to commercial borrowers through the Bank’s loan level derivative program do not qualify as hedges for accounting purposes. The Bank believes that its exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an offsetting dealer transaction. The commercial customer derivative program allows the Bank to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap.
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

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2014
	(Dollars in thousands)
Loan level derivatives
Receive fixed, pay variable	176	$69,334	76,475	49,507	43,367	368,010	$606,693	$15,616
Pay fixed, receive variable	173	$69,334	76,475	49,507	43,367	368,010	$606,693	$(15,627)
Foreign exchange contracts
Buys foreign currency, sells US currency	19	$47,572	—	—	—	—	$47,572	$327
Buys US currency, sells foreign currency	19	$47,572	—	—	—	—	$47,572	$(306)
	December 31, 2013
	(Dollars in thousands)
Loan level derivatives
Receive fixed, pay variable	168	$48,882	97,975	42,957	42,116	329,554	$561,484	$9,484
Pay fixed, receive variable	162	$48,882	97,975	42,957	42,116	329,554	$561,484	$(9,523)
Foreign exchange contracts
Buys foreign currency, sells US currency	6	$11,367	—	—	—	—	$11,367	$396
Buys US currency, sells foreign currency	6	$11,367	—	—	—	—	$11,367	$(390)

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
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

The change in fair value on the interest rate lock commitments, forward delivery sale commitments, and forward TBA mortgage contracts are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was an increase of $174,000 and a decrease of $1.2 million at the three months ended June 30, 2014 and 2013, respectively, and an increase of $225,000 and a decrease of $1.3 million at the six months ended June 30, 2014 and 2013, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2014	Fair Value at December 31, 2013	Balance Sheet Location	Fair Value at June 30, 2014	Fair Value at December 31, 2013
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$—	$—	Other liabilities	$6,962	$9,630
Derivatives not designated as hedges
Customer Related Positions:
Loan level derivatives	Other assets	$17,012	$16,301	Other liabilities	$17,023	$16,340
Foreign exchange contracts	Other assets	327	396	Other liabilities	306	390
Mortgage Derivatives:
Interest rate lock commitments	Other assets	511	204	Other liabilities	—	—
Forward TBA mortgage contracts	Other assets	—	64	Other liabilities	200	—
Forward sales agreements	Other assets	—	—	Other liabilities	78	35
Total		$17,850	$16,965		$17,607	$16,765
The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$1,005	$1,619	$1,507	$2,454
Loss reclassified from OCI into interest expense (effective portion)	$1,063	$1,443	$2,211	$2,859
Loss reclassified from OCI into noninterest expense (loss on termination)	$1,121	$—	$1,121	$—
Loss recognized in income on derivatives (ineffective portion & amount excluded from effectiveness testing)
Interest expense	$—	$—	$—	$—
Other expense	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$15	$14	$44	$26
Other expense	(1)	(56)	(2)	(81)
Changes in fair value of mortgage derivatives
Mortgage banking income	41	1,208	1	1,348
Total	$55	$1,166	$43	$1,293

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial. The Company had $698,000 and $3.4 million in exposure relating to institutional counterparties at June 30, 2014 and December 31, 2013, respectively. The Company’s exposure relating to customer counterparties was approximately $17.0 million and $13.6 million at June 30, 2014 and December 31, 2013, respectively. Additionally, credit exposure may be reduced by the amount of collateral pledged by the counterparty.

NOTE 8 – BALANCE SHEET OFFSETTING
The Company does not offset fair value amounts recognized for derivative instruments or repurchase agreements. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. At June 30, 2014, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	June 30, 2014
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level derivatives	17,012	—	17,012	698	—	16,314
Customer foreign exchange contracts	327	—	327	—	—	327
	$17,339	$—	$17,339	$698	$—	$16,641

Derivative Liabilities
Interest rate swaps	$6,962	$—	$6,962	$—	$6,962	$—
Loan level derivatives	17,023	—	17,023	698	15,628	698
Customer foreign exchange contracts	306	—	306	—	—	306
Repurchase agreements
Customer repurchase agreements	131,766	—	131,766	—	(131,766)	—
Wholesale repurchase agreements	50,000	—	50,000	—	(50,000)	—
	$206,057	$—	$206,057	$698	$(159,176)	$1,004

(1)	Includes loan level swaps which are not subject to a master netting arrangement and thus are not offset in the statement of financial position.

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2013
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level swaps	16,301	—	16,301	2,823	—	13,478
Customer foreign exchange contracts	396	—	396	—	—	396
	$16,697	$—	$16,697	$2,823	$—	$13,874

Derivative Liabilities
Interest rate swaps	$9,630	$—	$9,630	$—	$9,630	$—
Loan level swaps	16,340	—	16,340	2,823	10,108	3,409
Customer foreign exchange contracts	390	—	390	—	—	390
Repurchase agreements
Customer repurchase agreements	149,288	—	149,288	—	(149,288)	—
Wholesale repurchase agreements	50,000	—	50,000	—	(50,000)	—
	$225,648	$—	$225,648	$2,823	$(179,550)	$3,799

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2014 and December 31,

2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.
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
Other Real Estate Owned and Other Foreclosed Assets
The fair values are estimated based upon recent appraisal values of the property less costs to sell the property, as Other Real Estate Owned ("OREO") and Other Foreclosed Assets are valued at the lower of cost or fair value of the property, less estimated costs to sell. Certain inputs used in appraisals are not always observable, and therefore OREO and Other Foreclosed Assets may be categorized as Level 3 within the fair value hierarchy. When inputs in appraisals are observable, they are classified as Level 2.
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
	June 30, 2014
	(Dollars in thousands)
Recurring fair value measurements
Assets
Securities available for sale
U.S. Government agency securities	$41,437	$—	$41,437	$—
Agency mortgage-backed securities	220,055	—	220,055	—
Agency collateralized mortgage obligations	53,272	—	53,272	—
State, county, and municipal securities	5,258	—	5,258	—
Single issuer trust preferred securities issued by banks	2,989	—	2,989	—
Pooled trust preferred securities issued by banks and insurers	5,091	—	—	5,091
Equity securities	11,979	11,979	—	—
Loans held for sale	16,125	—	16,125	—
Derivative instruments	17,850	—	17,850	—
Liabilities
Derivative instruments	24,569	—	24,569	—
Total recurring fair value measurements	$349,487	$11,979	$332,417	$5,091

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$3,253	$—	$—	$3,253
Other real estate owned and other foreclosed assets	9,675	—	—	9,675
Total nonrecurring fair value measurements	$12,928	$—	$—	$12,928

	December 31, 2013
	(Dollars in thousands)
Recurring fair value measurements
Assets
Securities available for sale
U.S. government agency securities	$40,449	$—	$40,449	$—
Agency mortgage-backed securities	234,591	—	234,591	—
Agency collateralized mortgage obligations	58,153	—	58,153	—
State, county, and municipal securities	5,412	—	5,412	—
Single issuer trust preferred securities issued by banks	2,952	—	2,952	—
Pooled trust preferred securities issued by banks and insurers	3,841	—	—	3,841
Equity securities	11,464	11,464	—	—
Loans held for sale	8,882	—	8,882	—
Derivative instruments	16,965	—	16,965	—
Liabilities
Derivative instruments	26,395	—	26,395	—
Total recurring fair value measurements	$356,314	$11,464	$341,009	$3,841

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$10,328	$—	$—	$10,328
Other real estate owned and other foreclosed assets	7,633	—	—	7,633
Total nonrecurring fair value measurements	$17,961	$—	$—	$17,961
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These instruments were valued using pricing models and discounted cash flow methodologies.

	Securities Available for Sale:
	Pooled Trust Preferred Securities	Private Mortgage- Backed Securities	Total
	(Dollars in thousands)
Balance at March 31, 2014	$4,967	$—	$4,967
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	184	—	184
Settlements	(60)	—	(60)
Balance at June 30, 2014	$5,091	$—	$5,091

Balance at January 1, 2013	$2,981	$3,532	$6,513
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	1,132	(64)	1,068
Sales	—	(2,695)	(2,695)
Settlements	(272)	(773)	(1,045)
Balance at December 31, 2013	$3,841	$—	$3,841
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	1,349	—	1,349
Settlements	(99)	—	(99)
Balance at June 30, 2014	$5,091	$—	$5,091

It is the Company’s policy to recognize the transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the three or six month periods ended June 30, 2014 or 2013.
The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3 for the periods indicated:

	June 30,	December 31,		June 30,	December 31,	June 30,	December 31,
	2014	2013		2014	2013	2014	2013
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in Thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$5,091	$3,841	Cumulative prepayment	0% - 75%	0% - 76%	6.9%	7.2%
			Cumulative default	3% - 100%	3% - 100%	16.2%	18.1%
			Loss given default	85% - 100%	85% - 100%	95.9%	95.7%
			Cure given default	0% - 75%	0% - 75%	32.9%	39.9%
Appraisals of collateral (1)
Impaired loans	$3,253	$10,328
Other real estate owned	$9,675	$7,633

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
	June 30, 2014
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. Treasury securities	$1,011	$1,068	—	$1,068	—
Agency mortgage-backed securities	170,217	174,921	—	174,921	—
Agency collateralized mortgage obligations	195,478	193,536	—	193,536	—
State, county, and municipal securities	678	684	—	684	—
Single issuer trust preferred securities issued by banks	1,500	1,527	—	1,527	—
Corporate debt securities	5,004	5,208	—	5,208	—
Loans, net of allowance for loan losses (b)	4,830,962	4,815,375	—	—	4,815,375
Financial liabilities
Time certificates of deposits (c)	$702,858	$705,731	—	$705,731	—
Federal Home Loan Bank borrowings (c)	60,174	60,676	—	60,676	—
Customer repurchase agreements and other short-term borrowings (c)	131,766	131,766	—	—	131,766
Wholesale repurchase agreements (c)	50,000	50,960	—	—	50,960
Junior subordinated debentures (d)	73,797	72,105	—	72,105	—
Subordinated debentures (c)	30,000	28,731	—	—	28,731

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
The Company believes its financial instruments current use is considered to be the highest and best use of the instruments.

NOTE 10 – COMPREHENSIVE INCOME/LOSS
Information on the Company’s comprehensive income (loss), presented net of taxes, is set forth below for the periods indicated:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)			(Dollars in thousands)
Change in fair value of securities available for sale	$3,904	$(1,521)	$2,383	$7,191	$(2,837)	$4,354
Less: net security gains (losses) reclassified into other noninterest income	(20)	8	(12)	71	(29)	42
Net change in fair value of securities available for sale	3,924	(1,529)	2,395	7,120	(2,808)	4,312

Change in fair value of cash flow hedges	(487)	200	(287)	(787)	323	(464)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(1,063)	434	(629)	(2,211)	903	(1,308)
Less: Loss on termination of hedge reclassified into noninterest expense	(1,121)	458	(663)	(1,121)	458	(663)
Net change in fair value of cash flow hedges	1,697	(692)	1,005	2,545	(1,038)	1,507

Net loss during the period and amortization of certain costs included in net periodic retirement costs (2)	(66)	27	(39)	(132)	54	(78)
Total other comprehensive income	$5,555	$(2,194)	$3,361	$9,533	$(3,792)	$5,741

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)			(Dollars in thousands)
Change in fair value of securities available for sale	$(7,496)	$2,910	$(4,586)	$(8,736)	$3,365	$(5,371)
Less: net security losses reclassified into other noninterest income	4	(1)	3	(4)	1	(3)
Change in fair value of securities available for sale	(7,500)	2,911	(4,589)	(8,732)	3,364	(5,368)

Change in fair value of cash flow hedges	1,294	(529)	765	1,289	(526)	763
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(1,443)	589	(854)	(2,859)	1,168	(1,691)
Net change in fair value of cash flow hedges	2,737	(1,118)	1,619	4,148	(1,694)	2,454

Net gain during the period and amortization of certain costs included in net periodic retirement costs (2)	51	(9)	42	73	(30)	43
Total other comprehensive income	$(4,712)	$1,784	$(2,928)	$(4,511)	$1,640	$(2,871)

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.4 million, net of tax, is being recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $643,000 and $787,000 at June 30, 2014 and 2013, respectively.

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax is comprised of the following components as of the periods indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	2014
	(Dollars in thousands)
Beginning balance January 1, 2014	$(2,023)	$(5,698)	$715	$(428)	$(7,434)
Net change in other comprehensive income	$4,312	$1,579	$(72)	$(78)	$5,741
Ending balance June 30, 2014	2,289	(4,119)	643	(506)	(1,693)
	2013
Beginning balance January 1, 2013	$5,478	$(9,577)	$859	$(1,286)	$(4,526)
Net change in other comprehensive income	$(5,368)	$2,526	$(72)	$43	$(2,871)
Ending balance June 30, 2013	110	(7,051)	787	(1,243)	(7,397)

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
Financial instruments with off-balance-sheet risk were as follows at the dates indicated:

	June 30, 2014	December 31, 2013
	(Dollars In thousands)
Commitments to extend credit	$1,687,735	$1,621,873
Standby letters of credit	16,083	18,923
Deferred standby letter of credit fees	97	87

Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases.
Rent expense incurred under operating leases was approximately $2.0 million and $1.9 million for the three months ended June 30, 2014 and 2013, respectively, and $3.8 million for both the six months ended June 30, 2014 and 2013. Renewal options ranging from 1-10 years exist for several of these leases. The Company has entered into lease agreements with related third parties on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Rent expense incurred under related third party leases was approximately $251,000 and $248,000 for the three months ended June 30, 2014 and 2013 respectively, and $502,000 and $497,000 for the six months ended June 30, 2014 and 2013, respectively. There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2013. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for information regarding commitments.
Other Contingencies
At June 30, 2014, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $7.1 million and $21.0 million at June 30, 2014 and December 31, 2013, respectively.

NOTE 12 – LOW INCOME HOUSING PROJECT INVESTMENTS
The Company’s investment in Low Income Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) at June 30, 2014 was $26.6 million with a recorded liability of $22.1 million in funding obligations. The Company has invested in three separate LIHTC projects which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment will be repaid. The investment in LIHTC projects is being accounted for using the proportional amortization method, under which the Company amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).
The following table presents the Company's investments in low income housing projects as of the date indicated:

June 30, 2014
(Dollars in thousands)
Original investment value	$27,543
Current recorded investment	26,624
Unfunded liability obligation	22,091
Tax credits and benefits (1)	1,629
Amortization of investments (2)	1,101
Net income tax benefit (3)	528

(1)	This amount reflects anticipated tax credits and tax benefits for the year ended December 31, 2014.

(2)	The amortization amount reduces the tax credits and benefits anticipated for the year ended December 31, 2014.

(3)	This amount represents the net tax benefit expected to be realized for the year ended December 31, 2014 in determining the Company's effective tax rate as of June 30, 2014.

NOTE 13 – SUBSEQUENT EVENT

On August 5, 2014, the Company announced the signing of a definitive agreement under which Independent Bank Corp. will acquire Peoples Federal Bancshares, Inc., parent of Peoples Federal Savings Bank ("Peoples Federal").
The agreement provides that 60% of outstanding Peoples Federal shares will be exchanged for Company shares at a fixed exchange ratio of 0.5523 of one Company share for each Peoples Federal share and the remaining 40% of outstanding Peoples Federal shares will be exchanged for $21.00 per share in cash. Based upon the Company's $36.17 per share closing price on August 4, 2014 the transaction is valued at approximately $130.6 million. The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes and to provide a tax-free exchange for Peoples Federal stockholders who receive Company shares. Peoples Federal stockholders will be able to elect between receiving cash or Company shares, subject to proration and allocation so that 60% of outstanding Peoples Federal shares are exchanged for Company stock and 40% exchanged for cash. The transaction, which was unanimously approved by the Company's Board of Directors, is subject to certain customary closing conditions, including approval of the merger by Peoples Federal stockholders and bank regulatory authorities.

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

•
risks associated with the pending merger with Peoples Federal, including failure to obtain shareholder or regulatory approval of the merger or to satisfy other conditions to the merger on the proposed terms and within the proposed timeframe; reaction to the merger of, or the inability to retain, Peoples Federal customers and employees; the diversion of management’s time on issues relating to the merger; the inability to realize expected cost savings and synergies from the merger in the amounts or the timeframe anticipated; changes in the estimate of non-recurring charges; unanticipated costs or difficulties relating to integration matters; changes in the Company’s stock price from the date of the merger announcement to the closing date; material adverse changes in operations or earnings of the Company or Peoples Federal; or a decline in the economy mainly in Massachusetts;

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

		Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$340,081	$348,258	$356,862	$284,398	$303,855
Securities held to maturity	373,888	375,556	350,652	317,373	225,278
Loans	4,885,500	4,807,269	4,718,307	4,556,029	4,530,111
Allowance for loan losses	(54,538)	(53,629)	(53,239)	(53,562)	(52,976)
Goodwill and core deposit intangibles	181,460	182,051	182,642	160,562	161,089
Total assets	6,348,318	6,225,920	6,099,234	5,895,464	5,852,595
Total deposits	5,298,161	5,114,259	4,986,418	4,757,309	4,676,463
Total borrowings	345,737	422,565	448,488	507,681	557,300
Stockholders’ equity	616,489	602,556	591,540	555,744	543,605
Income statement
Interest income	$54,285	$52,980	$52,571	$51,027	$51,495
Interest expense	5,232	5,374	5,666	5,831	5,880
Net interest income	49,053	47,606	46,905	45,196	45,615
Provision for loan losses	2,250	4,502	3,150	2,650	3,100
Noninterest income	16,857	17,516	17,464	18,130	16,692
Noninterest expenses	42,980	41,887	47,845	40,722	42,164
Net income	14,746	13,383	10,588	14,655	12,758
Per share date
Net income—basic	$0.62	$0.56	$0.45	$0.64	$0.56
Net income—diluted	0.61	0.56	0.45	0.64	0.56
Cash dividends declared	0.24	0.24	0.22	0.22	0.22
Book value	25.79	25.23	24.85	24.21	23.73
Performance ratios

Return on average assets	0.94%	0.88%	0.70%	1.00%	0.89%
Return on average common equity	9.65%	9.02%	7.29%	10.53%	9.40%
Net interest margin (on a fully tax equivalent basis)	3.48%	3.49%	3.45%	3.43%	3.57%
Equity to assets	9.71%	9.68%	9.70%	9.43%	9.29%
Dividend payout ratio	38.91%	39.13%	47.70%	34.38%	39.50%
Asset quality
Nonperforming loans	27,416	36,171	34,659	37,887	36,549
Nonperforming assets	39,661	46,521	43,833	48,879	48,105
Nonperforming loans as a percent of gross loans	0.56%	0.75%	0.73%	0.83%	0.81%
Nonperforming assets as a percent of total assets	0.62%	0.75%	0.72%	0.83%	0.82%
Allowance for loan losses as a percent of total loans	1.12%	1.12%	1.13%	1.18%	1.17%
Allowance for loan losses as a percent of nonperforming loans	198.93%	148.27%	153.61%	141.37%	144.95%
Capital ratios
Tier 1 leverage capital ratio	8.62%	8.60%	8.64%	8.64%	8.56%
Tier 1 risk-based capital ratio	10.65%	10.76%	10.78%	10.82%	10.62%
Total risk-based capital ratio	12.38%	12.52%	12.58%	12.69%	12.49%

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

Loans and Asset Quality

Management’s balance sheet strategy emphasizes commercial and home equity lending, with continued strong growth in both categories. The results depicted in the following table reflect the focus on those asset classes:

Management strives to be disciplined about loan pricing and generates loan assets with interest rate sensitivity in mind. The Company has gradually and intentionally shifted its balance sheet composition so that its interest-rate risk position is fundamentally asset-sensitive.

Management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and loan losses as evidenced by consistently strong overall asset quality metrics.

Funding and the Net Interest Margin

Management emphasizes core deposit growth to fund loans, as depicted by the following chart:

As a result of this focus the total cost of deposits remained consistent with the prior quarter at 0.22%.

The impact from the loan and funding mix noted above resulted in a net interest margin of 3.48% for the quarter ended June 30, 2014, representing a decrease of one basis point from the linked quarter.

Noninterest Income

Management continues to focus on growing noninterest income as a percentage of total revenue. Noninterest income is primarily comprised of deposit account fees, interchanging and ATM fees and investment management fees, all of which increased during the second quarter of 2014. Loan level derivative income, however, has declined in 2014 as a significant portion of commercial loan growth has been in traditionaly variable rate loan categories. The following chart depicts noninterest income, excluding certain noncore items, as a percentage of total revenue on an operating basis (the sum of net noninterest income, excluding certain noncore items, and net interest income):
*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Expense Control

Management takes a balanced approach to noninterest expense control by paying close attention to the management of ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits and expenses associated with buildings and equipment. During the second quarter of 2014 noninterest expense was well contained, with the following chart showing the trend in the Company's efficiency ratio, on an operating basis (calculated by dividing noninterest expense excluding certain noncore items and net interest income), over the past five quarters:
*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. During 2014 the Company continues to participate in the federal New Markets Tax Credit program and has also made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies permit the Company to operate in a tax effective manner and sometimes also creates a competitive advantage for Rockland Trust and its community development subsidiaries. During the second quarter of 2014, the Company’s effective tax rate remained relatively consistent with the prior quarter at 28.7%.

Capital

The Company's disciplined approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term shareholder value, and is reflected in the strong capital growth experienced during the second quarter of 2014. As a result, tangible book value per share increased $0.59 during the quarter, and tangible common equity as a percentage of tangible assets increased from 6.96% in the prior quarter to 7.05%. The following chart shows the trend of the Company's tangible book value per share over the past five quarters:

This strong growth in capital has led to a consistent cash dividend which increased from $0.22 per share in each quarter of 2013 to $0.24 per share in the first and second quarters of 2014, respectively, representing a 9.1% increase.

2014 Results

Net income for the second quarter of 2014 computed in accordance with Generally Accepted Accounting Principles ("GAAP") was $14.7 million, or $0.61 on a diluted earnings per share basis, as compared to $12.8 million, or $0.56 per diluted shares for the prior year second quarter. Second quarter 2014 net operating earnings were $15.1 million, or $0.63 on a diluted earnings per share basis, an increase of 14.0% and 8.6%, respectively, when compared to net operating earnings of $13.2 million, or $0.58 per diluted share, for the second quarter of 2013. The Company's GAAP net income during the second quarter of 2014 was impacted by a tax exempt gain on life insurance benefits and the loss on termination of derivatives, which are excluded from operating earnings.

2014 Earnings Outlook

The Company anticipates 2014 diluted operating earnings per share performance to be in a range between $2.42 and $2.52. Key assumptions in the 2014 outlook include:

•	Total loan growth in the upper end of the 4-5% range;

•	Total deposit growth of 5-7%;

•	A net interest margin percentage in the mid 3.40s;

•	Stable asset quality, with a provision for loan loss in the range of $11-$14 million and net charge-offs in the range of $9-$12 million;

•	Noninterest income growing by 1-2%;

•	Noninterest expense increasing by 3-4%;

•	An effective tax rate of 28-29%; and,

•	Unadjusted Tangible Common Equity ratio increasing to a range of 7.25% to 7.50% by the end of 2014.

Non-GAAP Measures
When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes and other noncore items shown in the table that follows. The Company’s financial performance is determined in accordance with GAAP which sometimes includes gains or losses due to items that management believes are unrelated to its core banking business and will not have a material financial impact on operating results in future periods, such as gains or losses on the sales of securities, merger and acquisition expenses, and other items. Management, therefore, also computes the Company’s non-GAAP operating earnings, which excludes these items, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by such gains or losses.
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
The following tables summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Three Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2014	2013	2014	2013
	(Dollars in thousands)
As reported (GAAP)
Net income available to common shareholders (GAAP)	$14,746	$12,758	$0.61	$0.56
Non-GAAP adjustments
Noninterest income components
Gain on life insurance benefits, tax exempt	(337)	—	(0.01)	—
Noninterest expense components
Merger and acquisition expenses, net of tax	—	458	—	0.02
Loss on termination of derivatives, net of tax	663	—	0.03	—
Total impact of noncore items	326	458	0.02	0.02
As adjusted (Non-GAAP)	$15,072	$13,216	$0.63	$0.58

	Six Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2014	2013	2014	2013
	(Dollars in thousands)
As reported (GAAP)
Net income available to common shareholders (GAAP)	$28,129	$25,010	1.17	$1.09
Non-GAAP measures
Noninterest income components
Gain on life insurance benefits, tax exempt	(1,964)	—	(0.08)	—
Noninterest expense components
Severance, net of tax	—	192	—	0.01
Merger and acquisition expenses, net of tax	66	1,314	0.01	0.06
Impairment on acquired facilities, net of tax	298	—	0.01	—
Loss on termination of derivatives, net of tax	663	—	0.03	—
Total impact of noncore items	(937)	1,506	(0.03)	0.07
As adjusted (Non-GAAP)	$27,192	$26,516	1.14	$1.16

The following table summarizes the impact of noncore items on the calculation of the Company's efficiency ratio for the periods indicated:

	Quarter-to-Date
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(Dollars in thousands)
Net interest income	$49,053	$47,606	$46,905	$45,196	$45,615	(a)

Noninterest income (GAAP)	$16,857	$17,516	$17,464	$18,130	$16,692	(b)
Net gain on sale of nonequity securities	—	—	(258)	—	—
Gain on life insurance benefits	(337)	(1,627)	(227)	—	—
Gain on extinguishment of debt	—	—	—	(763)	—
Noninterest income on an operating basis (Non-GAAP)	$16,520	$15,889	$16,979	$17,367	$16,692	(c)

Noninterest expense (GAAP)	$42,980	$41,887	$47,845	$40,722	$42,164	(d)
Merger & acquisition	—	(77)	(6,219)	(366)	(754)
Loss on termination of derivatives	(1,122)	—	—	—	—
Impairment on acquired facilities	—	(503)	—	—	—
Noninterest expense on an operating basis (Non-GAAP)	$41,858	$41,307	$41,626	$40,356	$41,410	(e)

Total revenue (GAAP)	$65,910	$65,122	$64,369	$63,326	$62,307	(a+b)
Total operating revenue (Non-GAAP)	$65,573	$63,495	$63,884	$62,563	$62,307	(a+c)

Ratios
Efficiency ratio (GAAP)	65.21%	64.32%	74.33%	64.31%	67.67%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	63.83%	65.06%	65.16%	64.50%	66.46%	(e/(a+c))

Noninterest income as a % of revenue	25.58%	26.90%	27.13%	28.63%	26.79%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)	25.19%	25.02%	26.58%	27.76%	26.79%	(c/(a+c))

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
There have been no material changes in critical accounting policies during the first six months of 2014. Please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of securities available for sale and securities which management intends to hold until maturity. Securities increased by $6.5 million, or 0.9%, at June 30, 2014 as compared to December 31, 2013. The ratio of securities to total assets was 11.2% and 11.6% as of June 30, 2014 and December 31, 2013, respectively.
The Company continually reviews investment securities for the presence of other-than-temporary impairment (“OTTI”). Further analysis of the Company’s OTTI can be found in Note 3 “Securities” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans to government sponsored agencies and other financial institutions. During the three and six months ended June 30, 2014 and 2013, the Bank originated residential loans with the intention of selling them in the secondary market, and to a lesser extent, to hold in the Company's residential portfolio. The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Dollars in thousands)
Held in portfolio	$19,669	$8,109	$31,328	$12,147
Sold/held for sale in secondary market	37,055	77,381	60,476	171,464
Total closed loans	$56,724	$85,490	91,804	183,611

The table below reflects the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Dollars in thousands)
Sold with servicing rights released	$5,362	$65,609	$9,030	$147,531
Sold with servicing rights retained	23,022	18,024	42,555	39,381
Total loans sold	$28,384	$83,633	$51,585	$186,912

As noted in the table above, loans may be sold with servicing rights released or with servicing rights retained. Upon sale, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors amounted to $334.9 million, $331.4 million, and $212.8 million at June 30, 2014, December 31, 2013, and June 30, 2013, respectively. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$2,377	$1,014	$2,368	$899
Additions	196	171	369	348
Amortization	(150)	(106)	(291)	(230)
Change in valuation allowance	17	185	(6)	247
Balance at end of period	$2,440	$1,264	$2,440	$1,264
When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no material losses during the three months ended June 30, 2014 or 2013, and therefore at this time, has not established a reserve for loan repurchases because it believes the amount of probable losses is not reasonably estimable.
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

Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The Bank’s loan portfolio increased $167.2 million during the first six months of 2014 to $4.9 billion. The commercial loan portfolio continues to be the major driver, increasing by $150.6 million during the first six months of 2014, accompanied by solid growth across all other categories.

The Bank’s commercial and industrial portfolio grew 8.8% in the six months ended June 30, 2014. This portfolio is well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of June 30, 2014:

(Dollars in thousands)
Average loan size	$235
Largest individual commercial and industrial loan exposure	$17,500
Commercial and industrial nonperforming loans/commercial and industrial loans	0.28%
The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration and has grown by 3.2% for the six months ended June 30, 2014. This portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of June 30, 2014:

(Dollars in thousands)
Average loan size	$743
Largest individual commercial real estate mortgage exposure	$23,985
Commercial real estate nonperforming loans/commercial real estate loans	0.28%
Owner occupied commercial real estate loans/commercial real estate loans	17.3%

In addition to the commercial portfolios, the Bank also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Bank's market area. The Bank also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower's residence or second home. Additionally, the Bank makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios have increased in total by $16.6 million for the six months ended June 30, 2014 to $1.4 billion.

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
Purchased Credit Impaired Loans    Purchased Credit Impaired (“PCI”) loans are acquired loans which had evidence of deterioration in credit quality at the purchase date and for which it is probable that all contractually required payments will not be collected. The PCI loans are recorded at fair value without any carryover of the allowance for loan losses. The excess cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield," is accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual in the same manner as originated loans, rather they are generally considered to be accruing loans because their interest income recognized relates to the accretable yield and not to contractual interest payments. The carrying amount of these purchased credit impaired loans was $28.0 million as of June 30, 2014, as compared to $29.5 million as of December 31, 2013. See Note 4, "Loans, Allowance for Loan Losses and Credit Quality" within Notes to Consolidated Financial Statements included in Item 1 hereof for more information.
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
Other assets in possession typically consist of foreclosed non-real estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 4 - Nonperforming Assets

	June 30, 2014	December 31, 2013	June 30, 2013
	(Dollars in thousands)
Loans Accounted for on a nonaccrual basis
Commercial and industrial	$2,368	$4,178	$3,009
Commercial real estate	6,586	11,834	10,134
Small business	433	633	698
Residential real estate	10,336	10,329	12,496
Home equity	7,069	7,068	10,024
Other consumer	27	92	134
Total (1)	$26,819	$34,134	$36,495
Loans past due 90 days or more but still accruing
Residential real estate (2)	476	462	—
Home equity	82	—	—
Other consumer	39	63	54
Total	$597	$525	$54
Total nonperforming loans	$27,416	$34,659	$36,549
Nonaccrual securities (3)	2,570	1,541	2,169
Other real estate owned	9,512	7,466	9,211
Other assets in possession	163	167	176
Total nonperforming assets	$39,661	$43,833	$48,105
Nonperforming loans as a percent of gross loans	0.56%	0.73%	0.81%
Nonperforming assets as a percent of total assets	0.62%	0.72%	0.82%

(1)	Inclusive of TDRs on nonaccrual of $7.5 million at both June 30, 2014 and December 31, 2013 and $9.8 million at June 30, 2013.

(2)	Represents purchased credit impaired loans that are accruing interest due to expectations of future cash collections.

(3)	Amounts represent the fair value of five nonaccrual securities at June 30, 2014 and December 31, 2013 and six nonaccrual securities at June 30, 2013.

The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended		Six Months Ended
	June 30, 2014
	(Dollars in thousands)
Nonperforming assets beginning balance		$46,521		$43,833
New to nonperforming		5,109		15,478
Loans charged-off		(2,150)		(6,716)
Loans paid-off		(7,615)		(8,982)
Loans transferred to other real estate owned and foreclosed assets		(3,509)		(4,255)
Loans restored to performing status		(491)		(2,553)
Change to other real estate owned
New to other real estate owned	$3,511		$4,257
Valuation write down	(47)		(283)
Sale of Other Real Estate Owned	(2,169)		(2,759)
Capital improvements to other real estate owned	432		875
Total change to other real estate owned	1,727	1,727	2,090	2,090
Change in nonaccrual securities		217		1,029
Other		(148)		(263)
Nonperforming assets ending balance		$39,661		$39,661

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 6 - Troubled Debt Restructurings

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Performing troubled debt restructurings	$38,925	$38,410
Nonaccrual troubled debt restructurings	7,499	7,454
Total	$46,424	$45,864
Performing troubled debt restructurings as a % of total loans	0.80%	0.81%
Nonaccrual troubled debt restructurings as a % of total loans	0.15%	0.16%
Total troubled debt restructurings as a % of total loans	0.95%	0.97%

The following table summarizes changes in TDRs for the periods indicated:
Table 7 - Activity in Troubled Debt Restructurings

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(Dollars in thousands)
TDRs beginning balance	$47,327	$45,864
New to TDR status	1,096	3,702
Paydowns	(1,732)	(2,171)
Charge-offs	(267)	(971)
TDRs ending balance	$46,424	$46,424

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 8 - Interest Income Recognized/Collected on Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$338	$467	$784	$855
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	779	605	$1,352	$1,128
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
Impairment is measured on a loan by loan basis for commercial and industrial, commercial real estate, commercial construction, and small business categories and for all loans identified as a TDR by comparing the loan’s value to either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. For impaired loans deemed collateral dependent, where impairment is measured using the fair value of the collateral, the Bank will either order a new appraisal or use another available source of collateral assessment such as a broker’s opinion of value to determine a reasonable estimate of the fair value of the collateral.
At June 30, 2014, impaired loans included all commercial and industrial loans, commercial real estate loans, commercial construction, and small business loans that are on nonaccrual status, TDRs, and other loans that have been categorized as impaired. Total impaired loans at June 30, 2014 and December 31, 2013 were $61.1 million and $72.1 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At June 30, 2014, there were 75 relationships, with an aggregate balance of $73.9 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
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
While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Additionally, various regulatory agencies, as an integral part of the Bank's examination process, periodically assess the adequacy of the allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs, in accordance with U.S. GAAP.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 9 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(Dollars in thousands)
Average total loans	$4,844,917	$4,788,064	$4,651,524	$4,535,596	$4,540,997
Allowance for loan losses, beginning of period	$53,629	$53,239	$53,562	$52,976	$51,906
Charged-off loans
Commercial and industrial	470	783	92	866	1,302
Commercial real estate	660	2,922	2,776	209	196
Commercial construction	—	—	—	308	—
Small business	128	268	268	84	276
Residential real estate	326	128	165	210	186
Home equity	308	94	416	420	257
Other consumer	258	371	381	273	260
Total charged-off loans	2,150	4,566	4,098	2,370	2,477
Recoveries on loans previously charged-off
Commercial and industrial	128	79	9	24	103
Commercial real estate	197	68	109	89	8
Commercial construction	—	—	100	—	—
Small business	92	47	156	47	37
Residential real estate	190	—	52	5	86
Home equity	55	93	62	22	30
Other consumer	147	167	137	119	183
Total recoveries	809	454	625	306	447
Net loans Charged-off (Recovered)
Commercial and industrial	342	704	83	842	1,199
Commercial real estate	463	2,854	2,667	120	188
Commercial construction	—	—	(100)	308	—
Small business	36	221	112	37	239
Residential real estate	136	128	113	205	100
Home equity	253	1	354	398	227
Other consumer	111	204	244	154	77
Total net loans charged-off	1,341	4,112	3,473	2,064	2,030
Provision for loan losses	2,250	4,502	3,150	2,650	3,100
Total allowances for loan losses, end of period	$54,538	$53,629	$53,239	$53,562	$52,976
Net loans charged-off as a percent of average total loans (annualized)	0.11%	0.35%	0.30%	0.18%	0.18%
Allowance for loan losses as a percent of total loans	1.12%	1.12%	1.13%	1.18%	1.17%
Allowance for loan losses as a percent of nonperforming loans	198.93%	148.27%	153.61%	141.37%	144.95%
Net loans charged-off as a percent of allowance for loan losses (annualized)	9.86%	31.10%	25.88%	15.29%	15.37%
Recoveries as a percent of charge-offs	37.63%	9.94%	15.25%	12.91%	18.05%

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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 10 - Summary of Allocation of Allowance for Loan Losses

	June 30, 2014		December 31, 2013
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$15,929	17.4%	$15,622	16.6%
Commercial real estate	25,095	47.1%	24,541	47.7%
Commercial construction	3,757	5.2%	3,371	4.7%
Small business	1,154	1.6%	1,215	1.6%
Residential real estate	2,879	11.1%	2,760	11.5%
Home equity	4,969	17.2%	5,036	17.5%
Other consumer	755	0.4%	694	0.4%
Total allowance for loan losses	$54,538	100.0%	$53,239	100.0%
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
Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $37.4 million and $39.9 million at June 30, 2014 and December 31, 2013, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Identifiable Intangible Assets Goodwill and identifiable intangible assets were $181.5 million and $182.6 million at June 30, 2014 and December 31, 2013, respectively.
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

Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $98.1 million and $100.4 million at June 30, 2014 and December 31, 2013, respectively. The Bank recorded tax exempt income from the life insurance policies of $0.7 and $1.4 million for the three and six months ended June 30, 2014, respectively, a decrease of 8.3% and 5.7%, respectively, compared to the year ago period. In addition, the Company recognized tax exempt gains on life insurance benefits in the amount of $337,000 and $2.0 million for the three and six months ended June 30, 2014, respectively
Deposits As of June 30, 2014, deposits increased by 6.3% to $5.3 billion when compared to $5.0 billion at December 31, 2013. Strong deposit growth was heavily led by the core deposit categories, which increased by $352.5 million from December 31, 2013 to June 30, 2014 and now represent 86.6% of total deposits. Total cost of deposits was 0.22% for the quarter.
The Bank also participates in the Certificate of Deposit Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposits investments for consumers, businesses and public entities. The economic downturn has made the CDARS an attractive product for customers. In addition, the Bank may occasionally raise funds through brokered certificates of deposit. This channel allows the Bank to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. At June 30, 2014 and December 31, 2013, the Company had $73.8 million and $77.5 million, respectively, of brokered deposits of which $52.8 million and $53.7 million, respectively, were part of the CDARS program.
Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.

In June of 2014, the Company used excess liquidity to pay off $75.0 million of FHLB borrowings and exited the associated hedge which fixed the rate on those borrowings. As represented in the financial statements, this resulted in a loss on termination of derivatives for the quarter of approximately $1.1 million.

The Company’s borrowings consisted of the following as of the periods indicated:
Table 11 - Borrowings

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$60,174	$140,294
Short-term borrowings - one year and under (1)
Customer repurchase agreements and other short-term borrowings	131,766	154,288
Long-term borrowings - over one year (1)
Wholesale repurchase agreements	50,000	50,000
Junior subordinated debentures:
Capital Trust V	51,547	51,547
Slades Ferry Trust I	10,310	10,310
Central Trust I	5,258	5,258
Central Trust II	6,682	6,791
Subordinated debentures	30,000	30,000
Total long-term borrowings	$153,797	$153,906
Total borrowings	$345,737	$448,488
(1) Classification is based upon duration at origination and not predicated upon remaining time to maturity.
As of June 30, 2014 and December 31, 2013, the Bank had $2.8 billion and $2.9 billion, respectively, of assets pledged as collateral against borrowings. These assets are primarily pledged to the FHLB of Boston, the Federal Reserve Bank of Boston, and serve as collateral for customer repurchase agreements.

Capital Resources On June 19, 2014, the Company’s Board of Directors declared a cash dividend of $0.24 per share to stockholders of record as of the close of business on June 30, 2014. This dividend was paid on July 11, 2014.
The Federal Reserve Board (Federal Reserve), the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At June 30, 2014 and December 31, 2013, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based, total risk-based capital, and Tier 1 leverage capital.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:
Table 12 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	June 30, 2014
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$611,655	12.38%	$395,302	≥	8.00%	N/A		N/A
Tier 1 capital (to risk weighted assets)	526,119	10.65%	197,651	≥	4.00%	N/A		N/A
Tier 1 capital (to average assets)	526,119	8.62%	244,040	≥	4.00%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$600,326	12.15%	$395,170	≥	8.00%	$493,963	≥	10.00%
Tier 1 capital (to risk weighted assets)	514,790	10.42%	197,585	≥	4.00%	296,378	≥	6.00%
Tier 1 capital (to average assets)	514,790	8.44%	244,031	≥	4.00%	305,039	≥	5.00%
	December 31, 2013
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$589,811	12.58%	$375,117	≥	8.00%	N/A		N/A
Tier 1 capital (to risk weighted assets)	505,646	10.78%	187,558	≥	4.00%	N/A		N/A
Tier 1 capital (to average assets)	505,646	8.64%	234,153	≥	4.00%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$582,599	12.42%	$375,205	≥	8.00%	$496,006	≥	10.00%
Tier 1 capital (to risk weighted assets)	498,434	10.63%	187,603	≥	4.00%	281,404	≥	6.00%
Tier 1 capital (to average assets)	498,434	8.51%	234,154	≥	4.00%	292,692	≥	5.00%
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
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining regulatory capital in excess of "well capitalized" minimum levels, dividends paid by the Bank to the Company totaled $8.3 million and $8.1 million for the three months ended June 30, 2014 and 2013, respectively, and totaled $16.5 million and $15.2 million for the six months ended June 30, 2014 and 2013, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements. At both June 30, 2014 and 2013, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines. Certain provisions of the Basel III capital standards proposal will require trust preferred securities to be excluded from Tier 1 capital, however, the Company qualifies under certain grandfathering provisions which allows the trust preferred securities to continue to be treated as Tier 1 capital under the Basel III capital standards.
Investment Management As of June 30, 2014, the Rockland Trust Investment Management Group had assets under administration of $2.4 billion, representing approximately 4,630 trust, fiduciary, and agency accounts. At December 31, 2013, assets under administration were $2.3 billion, representing approximately 4,401 trust, fiduciary, and agency accounts. Included in these amounts as of June 30, 2014 and December 31, 2013 are assets under administration of $213.3 million and $195.9 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $4.6 million and $8.7 million for the three and six months ended June 30, 2014, respectively, compared to $4.0 million and $7.5 million for the three and six months ended June 30, 2013.
Additionally, for the three and six months ended June 30, 2014, retail investments and insurance revenue was $526,000 and $1.0 million, respectively, compared to $403,000 and $751,000 for the three and six months ended June 30, 2013. Retail investments and insurance includes commission revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts, and Smith Companies LTD, a division of Capitas Financial, LLC.

RESULTS OF OPERATIONS
The following table provides a summary of results of operations:
Table 13 - Summary of Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Dollars in thousands)
Net Income	$14,746	$12,758	$28,129	$25,010
Diluted earnings per share	$0.61	$0.56	$1.17	$1.09
Return on average assets	0.94%	0.89%	0.91%	0.89%
Return on average equity	9.65%	9.40%	9.34%	9.33%
Net interest margin	3.48%	3.57%	3.48%	3.58%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
On a fully tax equivalent basis, net interest income for the second quarter of 2014 increased $3.5 million, or 7.7%, to $49.4 million, when compared to the second quarter of 2013. The decline in the net interest margin is primarily the result of assets re-pricing in a lower rate environment without the ability to fully offset this impact through further reductions in funding costs.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and six months ending June 30, 2014 and 2013. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 14 - Average Balance, Interest Earned/Paid & Average Yields

	Three Months Ended June 30
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$110,631	$69	0.25%	$34,379	$21	0.25%
Securities
Taxable investment securities	718,971	4,690	2.62%	533,823	3,506	2.63%
Nontaxable investment securities (1)	6,107	63	4.14%	916	18	7.88%
Total securities	725,078	4,753	2.63%	534,739	3,524	2.64%
Loans held for sale	9,548	96	4.03%	35,945	237	2.64%
Loans (2)
Commercial and industrial	845,848	8,140	3.86%	735,517	7,338	4.00%
Commercial real estate (1)	2,284,621	24,723	4.34%	2,149,662	24,242	4.52%
Commercial construction	242,465	2,617	4.33%	224,453	2,307	4.12%
Small business	78,852	1,087	5.53%	77,747	1,092	5.63%
Total commercial	3,451,786	36,567	4.25%	3,187,379	34,979	4.40%
Residential real estate	540,178	5,320	3.95%	537,138	5,389	4.02%
Home equity	835,134	7,345	3.53%	793,381	7,069	3.57%
Total consumer real estate	1,375,312	12,665	3.69%	1,330,519	12,458	3.76%
Other consumer	17,819	449	10.11%	23,099	517	8.98%
Total loans	4,844,917	49,681	4.11%	4,540,997	47,954	4.24%
Total interest-earning assets	$5,690,174	$54,599	3.85%	$5,146,060	$51,736	4.03%
Cash and due from banks	114,797			131,214
Federal Home Loan Bank stock	38,228			38,674
Other assets	422,739			405,721
Total assets	$6,265,938			$5,721,669
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,041,213	$918	0.18%	$1,681,666	$674	0.16%
Money market	1,003,485	607	0.24%	873,412	550	0.25%
Time deposits	715,481	1,264	0.71%	722,486	1,319	0.73%
Total interest-bearing deposits	$3,760,179	$2,789	0.30%	$3,277,564	$2,543	0.31%
Borrowings
Federal Home Loan Bank	$131,561	$862	2.63%	305,741	1,433	1.88%
Customer repurchase agreements and other short-term borrowings	135,831	44	0.13%	135,657	65	0.19%
Wholesale repurchase agreements	50,000	289	2.32%	50,000	289	2.32%
Junior subordinated debentures	73,824	994	5.40%	74,045	1,009	5.47%
Subordinated debentures	30,000	254	3.40%	30,000	541	7.23%

Total borrowings	$421,216	$2,443	2.33%	$595,443	$3,337	2.25%
Total interest-bearing liabilities	$4,181,395	$5,232	0.50%	$3,873,007	$5,880	0.61%
Demand deposits	1,387,906			1,227,294
Other liabilities	83,903			77,177
Total liabilities	$5,653,204			$5,177,478
Stockholders' equity	612,734			544,191
Total liabilities and stockholders' equity	$6,265,938			$5,721,669
Net interest income (1)		$49,367			$45,856
Interest rate spread (3)			3.35%			3.42%
Net interest margin (4)			3.48%			3.57%
Supplemental information
Total deposits, including demand deposits	$5,148,085	$2,789		$4,504,858	$2,543
Cost of total deposits			0.22%			0.23%
Total funding liabilities, including demand deposits	$5,569,301	$5,232		$5,100,301	$5,880
Cost of total funding liabilities			0.38%			0.46%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $314,000 and $241,000 for the three months ended June 30, 2014 and 2013, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $6.1 million and $916,000 and nontaxable industrial development bonds recorded within commercial real estate with average balances of $44.5 million and $34.4 million, for the three months ended June 30, 2014 and 2013, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 15—Average Balance, Interest Earned/Paid & Average Yields

	Six Months Ended June 30
	2014			2013
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$86,130	$106	0.25%	$43,712	$55	0.25%
Securities
Taxable investment securities	712,698	9,340	2.64%	528,715	7,035	2.68%
Nontaxable investment securities (1)	6,125	126	4.15%	916	37	8.15%
Total securities	718,823	9,466	2.66%	529,631	7,072	2.69%
Loans held for sale	7,805	147	3.80%	38,901	505	2.62%
Loans (2)
Commercial and industrial	831,239	16,083	3.90%	714,517	14,176	4.00%
Commercial real estate (1)	2,283,207	48,925	4.32%	2,135,820	47,968	4.53%
Commercial construction	235,679	4,963	4.25%	211,947	4,323	4.11%
Small business	78,181	2,156	5.56%	77,717	2,152	5.58%
Total commercial	3,428,306	72,127	4.24%	3,140,001	68,619	4.41%
Residential real estate	540,280	10,486	3.91%	558,757	11,307	4.08%
Home equity	829,543	14,603	3.55%	795,282	14,163	3.59%

Total consumer real estate	1,369,823	25,089	3.69%	1,354,039	25,470	3.79%
Other consumer	18,519	934	10.17%	24,485	1,081	8.90%
Total loans	4,816,648	98,150	4.11%	4,518,525	95,170	4.25%
Total interest-earning assets	$5,629,406	$107,869	3.86%	$5,130,769	$102,802	4.04%
Cash and due from banks	127,721			100,106
Federal home loan bank stock	39,072			39,853
Other assets	414,099			413,055
Total assets	$6,210,298			$5,683,783
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,002,314	$1,808	0.18%	$1,647,222	$1,380	0.17%
Money market	1,000,667	1,226	0.25%	870,922	1,129	0.26%
Time deposits	724,201	2,546	0.71%	740,396	2,700	0.74%
Total interest-bearing deposits	$3,727,182	$5,580	0.30%	$3,258,540	$5,209	0.32%
Borrowings
Federal home loan bank	$141,362	$1,864	2.66%	$288,744	$2,811	1.96%
Customer repurchase agreements and other short-term borrowings	137,176	99	0.15%	145,606	155	0.21%
Wholesale repurchase agreements	50,000	574	2.32%	50,000	574	2.32%
Junior subordinated debentures	73,854	1,986	5.42%	74,074	2,009	5.47%
Subordinated debentures	30,000	502	3.37%	30,000	1,080	7.26%
Total borrowings	$432,392	$5,025	2.34%	$588,424	$6,629	2.27%
Total interest-bearing liabilities	$4,159,574	$10,605	0.51%	$3,846,964	$11,838	0.62%
Demand Deposits	1,367,844			1,214,126
Other liabilities	75,627			81,945
Total liabilities	$5,603,045			$5,143,035
Stockholders' equity	607,253			540,748
Total liabilities and stockholders' equity	$6,210,298			$5,683,783
Net interest income (1)		$97,264			$90,964
Interest rate spread (3)			3.35%			3.42%
Net interest margin (4)			3.48%			3.58%
Supplemental information
Total deposit, including demand deposits	$5,095,026	$5,580		$4,472,666	$5,209
Cost of total deposits			0.22%			0.23%
Total funding liabilities, including demand deposits	$5,527,418	$10,605		$5,061,090	$11,838
Cost of total funding liabilities			0.39%			0.47%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $605,000 and $486,000 for the six months ended June 30, 2014 and 2013, respectively. The FTE adjustment relates to nontaxable investment securities of $6.1 million and $916,000 and nontaxable industrial development bonds recorded within commercial real estate of $44.7 million and $34.5 million for the six months ended June 30, 2014 and 2013, respectively.

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
Table 16 - Volume Rate Analysis

	Three Months Ended June 30			Six Months Ended June 30
	2014 Compared To 2013			2014 Compared To 2013
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposit, federal funds sold and short term investments	$1	$47	$48	$(2)	$53	$51
Securities
Taxable investment securities	(32)	1,216	1,184	(143)	2,448	2,305
Nontaxable investment securities (1)	(57)	102	45	(121)	210	89
Total securities			1,229			2,394
Loans held for sale	33	(174)	(141)	46	(404)	(358)
Loans
Commercial and industrial	(299)	1,101	802	(409)	2,316	1,907
Commercial real estate (1)	(1,041)	1,522	481	(2,353)	3,310	957
Commercial construction	125	185	310	156	484	640
Small business	(21)	16	(5)	(9)	13	4
Total commercial			1,588			3,508
Residential real estate	(99)	30	(69)	(447)	(374)	(821)
Home equity	(96)	372	276	(170)	610	440
Total consumer real estate			207			(381)
Other consumer	50	(118)	(68)	116	(263)	(147)
Total loans (1)(2)			1,727			2,980
Total income of interest-earning assets			2,863			5,067
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$100	$144	$244	$131	$297	$428
Money market	(25)	82	57	(71)	168	97
Time certificates of deposits	(42)	(13)	(55)	(95)	(59)	(154)
Total interest bearing deposits			246			371
Borrowings
Federal Home Loan Bank borrowings	245	(816)	(571)	488	(1,435)	(947)
Customer repurchase agreements and other short-term borrowings	(21)	—	(21)	(47)	(9)	(56)
Wholesale repurchase agreements	—	—	—	—	—	—
Junior subordinated debentures	(12)	(3)	(15)	(17)	(6)	(23)
Subordinated debt	(287)	—	(287)	(578)	—	(578)
Total borrowings			(894)			(1,604)
Total expense of interest-bearing liabilities			(648)			(1,233)
Change in net interest income			$3,511			$6,300

(1)	The table above reflects income determined on a fully tax equivalent basis. See footnote (1) to tables 14 and 15 above for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $2.3 million and $6.8 million for the three and six months ended June 30, 2014, respectively, compared with $3.1 million and $4.4 million for the comparable year-ago periods. The Company’s allowance for loan losses, as a percentage of total loans, was 1.12% at June 30, 2014, as compared to 1.13% at December 31, 2013 and 1.17% at June 30, 2013. For the three and six months ended June 30, 2014, net loan charge-offs totaled $1.3 million and $5.5 million, respectively, a decrease of $690,000 for the three months ended June 30, 2013 and an increase of $2.2 million for the six months ended June 30, 2013.
Regional and local general economic conditions continued to improve during the first half of 2014, as measured by employment levels, economic activity, and other regional economic indicators. Local residential real estate market fundamentals were mixed during the second quarter of 2014, characterized by a lower level of home sales, lower inventory levels, and increased sales prices compared to the same period in 2013. Foreclosures deeds are down year over year. Regional commercial real estate market conditions were mixed, with most markets experiencing positive trends, but some exhibiting higher vacancy rates and flat to negative absorption. Leading economic indicators suggest continued economic improvement through the third quarter of 2014.
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

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 17 - Noninterest Income

	Three Months Ended
	June 30		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,463	$4,343	$120	2.76%
Interchange and ATM fees	3,322	2,761	561	20.32%
Investment management	5,136	4,357	779	17.88%
Mortgage banking	877	1,669	(792)	(47.45)%
Loan level derivative income	324	816	(492)	(60.29)%
Increase in cash surrender value of life insurance policies	721	786	(65)	(8.27)%
Gain on life insurance benefits	337	—	337	100.00%
Net gain (loss) on sale of equity securities	(20)	4	(24)	(600.00)%
Other noninterest income	1,697	1,956	(259)	(13.24)%
Total	$16,857	$16,692	$165	0.99%

	Six Months Ended
	June 30		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Deposit account fees	$8,821	$8,559	$262	3.06%
Interchange and ATM fees	6,298	5,089	1,209	23.76%
Investment management	9,739	8,242	1,497	18.16%
Mortgage banking	1,364	3,951	(2,587)	(65.48)%
Loan level derivative income	1,070	1,348	(278)	(20.62)%
Increase in cash surrender value of life insurance policies	1,443	1,531	(88)	(5.75)%
Gain on life insurance benefits	1,964	—	1,964	100.00%
Net gain (loss) on sale of equity securities	71	(4)	75	(1,875.00)%
Other noninterest income	3,602	3,698	(96)	(2.60)%
Total	$34,372	$32,414	$1,958	6.04%
Noninterest income amounted to $16.9 million and $34.4 million during the three and six months ended June 30, 2014, a $165,000, or 1.0%, increase and a $2.0 million, or 6.0%, increase, respectively, from the same periods in the prior year. The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:
Interchange and ATM fees increased due to an increased customer base, as a result of acquisitions and successful growth of core checking accounts.
Investment management income growth is in line with growth in overall assets under administration, which were $2.4 billion at June 30, 2014, an increase of $139.4 million, or 6.2%, as compared to the same period in the prior year.
Mortgage banking income decreased, reflective of a decrease in overall mortgage production.
Loan level derivative income decreased due to the mix of commercial loan closings during the periods.
The Company recorded gains on life insurance benefits for the three and six months ended June 30, 2014, which represented tax-exempt income to the Company. There were no such benefits recorded during the comparable 2013 periods.
The decrease in other noninterest income was due primarily to reduced gains on sale of other real estate owned, offset by increases in gains on sale of fixed assets and Federal Home Loan Bank dividend income.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 18 - Noninterest Expense

	Three Months Ended
	June 30		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$22,843	$21,594	$1,249	5.78%
Occupancy and equipment expense	5,301	4,919	382	7.77%
Data processing & facilities management	1,179	1,201	(22)	(1.83)%
FDIC Assessment	966	934	32	3.43%
Advertising expense	1,249	1,479	(230)	(15.55)%
Consulting expense	810	666	144	21.62%
Debit card expense	528	773	(245)	(31.69)%
Legal fees	319	743	(424)	(57.07)%
Loss on termination of derivatives	1,122	—	1,122	100.00%
Merger and acquisition expense	—	754	(754)	(100.00)%
Mortgage operations expense	501	715	(214)	(29.93)%
Software maintenance	608	597	11	1.84%
Other noninterest expenses	7,554	7,789	(235)	(3.02)%
Total	$42,980	$42,164	$816	1.94%

	Six Months Ended
	June 30		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	45,923	44,309	$1,614	3.64%
Occupancy and equipment expense	11,447	10,169	1,278	12.57%
Data processing & facilities management	2,432	2,385	47	1.97%
FDIC assessment	1,871	1,755	116	6.61%
Advertising expense	2,073	2,652	(579)	(21.83)%
Consulting expenses	1,368	1,377	(9)	(0.65)%
Debit card expense	1,143	1,443	(300)	(20.79)%
Legal fees	850	1,245	(395)	(31.73)%
Loss on termination of derivatives	1,122	—	1,122	100.00%
Merger and acquisition expense	77	2,099	(2,022)	(96.33)%
Mortgage operations expense	838	1,059	(221)	(20.87)%
Software maintenance	1,271	1,279	(8)	(0.63)%
Other noninterest expenses	14,451	15,311	(860)	(5.62)%
Total	$84,866	$85,083	$(217)	(0.26)%
Noninterest expense increased by $0.8 million, or 1.9%, and decreased by $0.2 million, or 0.3%, during the three and six months ended June 30, 2014, as compared to the same periods in the prior year. The primary reasons for the significant variances in the noninterest expense category shown in the preceding table are noted below:
Salaries and employee benefits increase reflects overall increases in the employee base (including the November 2013 Mayflower acquisition) along with increases in commissions and pension expense.

Occupancy and equipment expense increases were attributable to 2014 first quarter impairment on acquired facilities, increased equipment maintenance and repairs, and increased snow removal costs, utilities, and depreciation.
Advertising expense decreased as compared to the year ago period due to the timing of marketing campaigns.
During the second quarter of 2014, the Company repaid $75.0 million of Federal Home Loan Bank borrowings and terminated associated derivative positions which resulted in the recognition of a loss on termination of $1.1 million.
Minimal merger and acquisition expense in 2014 related to the Mayflower acquisition which closed in November of 2013, whereas the majority of the expense in 2013 relates to various contract terminations and benefit expenses associated with the Central Bancorp, Inc. acquisition which closed in November of 2012.
Other noninterest expense decreased due primarily to reduced contract labor costs and mortgage operations expense.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 19 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Combined federal and state income tax provisions	$5,934	$4,285	$11,284	$8,399
Effective income tax rates	28.69%	25.14%	28.63%	25.14%
The effective income tax rates are lower than the blended statutory tax rate of 40.85% for the three and six months ended June 30, 2014 and 2013, due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in Low Income Housing Project Investments. The increase in the tax rate for 2014 was primarily due to a reduction in the benefits recognized from New Markets Tax Credits.

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
Table 20 - New Markets Tax Credit Recognition Schedule

Investment		2014	2015	2016	2017	2018	2019	Total Remaining Credits
		(Dollars in thousands)
2008	$6,800	408	—	—	—	—	—	408
2009	10,000	600	600	—	—	—	—	1,200
2010	40,000	2,400	2,400	2,400	—	—	—	7,200
2012	21,400	1,071	1,285	1,285	1,285	1,285	—	6,211
2013	44,600	2,229	2,229	2,675	2,675	2,675	2,675	15,158
Total	$122,800	$6,708	$6,514	$6,360	$3,960	$3,960	$2,675	$30,177

The Company invests in various Low Income Housing Projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2030, which represents the period that the tax benefits will be utilized. It is expected that the limited partnership investments will generate a net tax benefit of approximately $12.0 million over the remaining life of the investments from the combination of the tax credits and operating losses.
Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry-back” refund claims could be made. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect of a change in enacted tax rates on the deferred tax assets is recognized in income in the period that includes the enactment date. The Company had no recorded tax valuation allowance as of June 30, 2014 and 2013.

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
Operations Risk  Operations risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, disasters and security risks. The Company continuously strives to strengthen its system of internal controls, operating processes and employee awareness. The Bank has an Operations Risk Management Committee that meets monthly and reports to the Board quarterly or more frequently if warranted. The Committee is chaired by the Director of Compliance and members of the Committee include representatives from Audit, Finance, Technology, Operations, Information Security and periodic attendance from business units throughout the organization. An operations risk management dashboard is updated quarterly and reviewed with the Board.
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
Strategic and Reputation Risk Strategic and reputation risk represent the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, and failure to assess current and new opportunities and threats in business, markets, and products. Management mitigates strategic and reputational risk through robust annual strategic planning, frequent executive strategic reviews, ongoing competitive and technological observation, rigorous assessment processes of new product, new branch, and new business initiatives, adherence to ethical standards, a philosophy of customer advocacy, a structured process of customer complaint resolution, and ongoing reputational monitoring and management tools.
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
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for June 30, 2014 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual (12 to 24 months) shifts in interest. Additionally, the Company also analyzed a separate alternative scenario labeled "Yield Curve Twist," in which the yield curve steepened over the first 18 months of the simulation, raising long term rates, and then flattened over months 19-36, as the short term rates increased, targeting fed fund rate at 4.00%. The results of all scenarios are outlined in the table below:
Table 21 - Interest Rate Sensitivity

	Impact on Net Interest Income
	As of June 30,
	2014		2013
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(0.2)%	(4.2)%	(0.4)%	(4.4)%
+100	4.6%	6.4%	4.3%	5.6%
+200	9.3%	13.6%	8.6%	12.1%
+300	14.0%	20.9%	13.0%	18.6%
+400	18.7%	28.1%	17.2%	25.1%

Gradual rate shifts (basis points)
-100 over 12 months	0.3%	(2.9)%	0.1%	(3.2)%
+200 over 12 months	4.2%	11.9%	3.9%	10.4%
+400 over 24 months	4.2%	16.8%	3.9%	14.8%
Flat +500 over 12 months	5.2%	19.6%	4.7%	17.1%

Alternative scenarios
Yield curve twist	0.5%	4.2%	n/a	n/a

The Company's policy on interest rate risk simulation also specifies that estimated net interest income for the second year of all “core scenarios” should decline by less than 15.0%. The Company was within policy limits at June 30, 2014 and 2013. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
The most significant factors affecting market risk exposure of the Company’s net interest income during the six months ended June 30, 2014 were the shape of the U.S. Government securities and interest rate swap yield curve, the level of U.S. prime interest rate and LIBOR rates, and the level of interest rates being offered on long-term fixed rate loans.
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
The Company actively manages its liquidity position under the direction of the Asset Liability Committee of the Bank (ALCO). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets, short-term liabilities, and available capacity at the FHLB relative to total assets, was within policy limits at June 30, 2014. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dated indicated:
Table 22 - Sources of Liquidity

	June 30, 2014			December 31, 2013
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$60,174	$778,841		$140,294	$668,143
Federal Reserve Bank of Boston	—	863,993		—	856,013
Unpledged Securities	—	272,608		—	272,121
Customer repurchase agreements	131,766	—	(3)	149,288	—	(3)
Wholesale repurchase agreements	50,000	—	(3)	50,000	—	(3)
Junior subordinated debentures (1)	73,797	—	(3)	73,906	—	(3)
Subordinated debt	30,000	—	(3)	30,000	—	(3)
Parent Company line of credit	—	10,000		5,000	5,000
Brokered deposits (2)	73,824	—	(3)	77,501	—	(3)
	$419,561	1,925,442		$525,989	$1,801,277

(1)	Amounts shown are inclusive of fair value marks.

(2)
Inclusive of $52.8 million and $53.7 million of brokered deposits acquired through participation in the Certificate of Deposit Account Registry Service program as of June 30, 2014 and December 31, 2013, respectively.

(3)	The additional borrowing capacity has not been assessed for these categories.

In addition to policies used for managing operational liquidity, the Board of Directors and the ALCO recognize the need to establish reasonable guidelines for managing through an environment of heightened liquidity risk. Catalysts for elevated liquidity risk can be Bank-specific issues and/or systemic industry-wide events. It is therefore the responsibility of the Board and ALCO to institute systems and controls to provide advanced detection of potentially significant funding shortages, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate/circumvent a potential liquidity crisis. As such, the Board of Directors and the ALCO have put a Liquidity Contingency Plan in place. The overall goal of this plan is to provide a framework for the Bank to help detect liquidity problems promptly and appropriately address potential liquidity problems in a timely manner. In a period of perceived heightened liquidity risk, the Liquidity Contingency Plan provides for the establishment of a Liquidity Crisis Task Force. The Liquidity Crisis Task Force is responsible for monitoring the potential for a liquidity crisis and for establishing and executing an appropriate response.
Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the three months ended June 30, 2014. See Note 7, "Derivative and Hedging Activities" and Note 11, "Commitments and Contingencies" within Notes to Consolidated Financial Statements included in Item 1 hereof for more information relating to the Company's off-balance sheet financial instruments. Please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a complete table of contractual obligations, commitments and contingencies.
Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the three months ended June 30, 2014. Please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a complete table of contractual obligations, commitments and contingencies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information required by this Item 3 is included in the "Risk Management" section of Item 2 of Part I of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2014:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
April 1 to April 30, 2014	10,219	$38.58	—	—
May 1 to May 31, 2014	4,793	$35.04	—	—
June 1 to June 30, 2014	869	$37.15	—	—
Total	15,881		—

(1)
Shares repurchased relate to the surrendering of mature shares for the exercise of stock options and/or the surrendering of shares upon vesting of restricted stock awards to cover tax obligations of to the individual.

(2)	The Company does not currently have a stock repurchase program or plan in place.

Item  3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information—None

Item 6. Exhibits

Exhibits Index

No.	Exhibit

10.1	Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 25, 2014.
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101	Interactive Data File +

*	Filed herewith

+	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

August 7, 2014	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

August 7, 2014	/s/ Robert Cozzone
Robert Cozzone Chief Financial Officer and Treasurer (Principal Financial Officer)
INDEPENDENT BANK CORP.
(registrant)