Form 10-Q
period 2014-09-30
INDEPENDENT BANK CORP
filed 2014-11-06
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
Commission File Number: 1-9047
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2014, there were 23,958,212 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$98,810	$168,106
Interest-earning deposits with banks	126,522	48,219
Securities
Securities available for sale	361,455	356,862
Securities held to maturity (fair value $373,465 and $346,455)	372,418	350,652
Total securities	733,873	707,514
Loans held for sale (at fair value)	12,580	8,882
Loans
Commercial and industrial	842,833	784,202
Commercial real estate	2,338,641	2,249,260
Commercial construction	276,593	223,859
Small business	81,435	77,240
Residential real estate	536,822	541,443
Home equity - 1st position	509,903	497,075
Home equity - subordinate positions	344,743	325,066
Other consumer	16,885	20,162
Total loans	4,947,855	4,718,307
Less: allowance for loan losses	(55,005)	(53,239)
Net loans	4,892,850	4,665,068
Federal Home Loan Bank stock	33,233	39,926
Bank premises and equipment, net	64,186	64,950
Goodwill	170,421	170,421
Identifiable intangible assets	10,450	12,221
Cash surrender value of life insurance policies	108,895	100,406
Other real estate owned and other foreclosed assets	9,632	7,633
Other assets	122,976	105,888
Total assets	$6,384,428	$6,099,234
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$1,493,116	$1,369,432
Savings and interest checking accounts	2,070,617	1,940,153
Money market	1,066,237	933,205
Time certificates of deposit of $100,000 and over	268,965	297,984
Other time certificates of deposits	403,499	445,644
Total deposits	5,302,434	4,986,418
Borrowings
Federal Home Loan Bank borrowings	60,127	140,294
Customer repurchase agreements and other short-term borrowings	153,192	154,288
Wholesale repurchase agreements	50,000	50,000

Junior subordinated debentures	73,741	73,906
Subordinated debentures	30,000	30,000
Total borrowings	367,060	448,488
Other liabilities	87,752	72,788
Total liabilities	5,757,246	5,507,694
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value. authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value. authorized: 75,000,000 shares, issued and outstanding: 23,911,678 shares at September 30, 2014 and 23,805,984 shares at December 31, 2013 (includes 254,030 and 268,290 shares of unvested participating restricted stock awards, respectively)	237	235
Shares held in rabbi trust at cost: 175,219 shares at September 30, 2014 and 178,765 shares at December 31, 2013	(3,591)	(3,404)
Deferred compensation obligation	3,591	3,404
Additional paid in capital	308,723	305,179
Retained earnings	320,226	293,560
Accumulated other comprehensive loss, net of tax	(2,004)	(7,434)
Total stockholders’ equity	627,182	591,540
Total liabilities and stockholders' equity	$6,384,428	$6,099,234
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Interest income
Interest on loans	$49,514	$47,019	$147,111	$141,717
Taxable interest and dividends on securities	4,563	3,763	13,903	10,798
Nontaxable interest and dividends on securities	36	10	110	32
Interest on loans held for sale	159	156	306	661
Interest on federal funds sold and short-term investments	96	79	203	134
Total interest and dividend income	54,368	51,027	161,633	153,342
Interest expense
Interest on deposits	2,735	2,649	8,314	7,857
Interest on borrowings	2,070	3,182	7,095	9,812
Total interest expense	4,805	5,831	15,409	17,669
Net interest income	49,563	45,196	146,224	135,673
Provision for loan losses	1,901	2,650	8,653	7,050
Net interest income after provision for loan losses	47,662	42,546	137,571	128,623
Noninterest income
Deposit account fees	4,656	4,604	13,478	13,164
Interchange and ATM fees	3,375	2,845	9,672	7,934
Investment management	5,016	4,175	14,755	12,417
Mortgage banking income	1,015	1,843	2,379	5,794
Loan level derivative income	381	1,331	1,452	2,679
Increase in cash surrender value of life insurance policies	774	793	2,217	2,325
Gain on extinguishment of debt	—	763	—	763
Gain on life insurance benefits	—	—	1,964	—
Gain (loss) on sale of equity securities, net	67	—	138	(4)
Other noninterest income	1,814	1,776	5,414	5,473
Total noninterest income	17,098	18,130	51,469	50,545
Noninterest expenses
Salaries and employee benefits	23,651	22,654	69,574	66,963
Occupancy and equipment expenses	5,027	4,573	16,474	14,742
Data processing and facilities management	1,178	1,179	3,609	3,564
FDIC assessment	957	898	2,828	2,653
Advertising expense	1,179	759	3,252	3,410
Consulting expense	737	914	2,105	2,291
Debit card expense	552	766	1,694	2,209
Loss on termination of derivatives	—	—	1,122	—
Merger and acquisition expense	677	366	754	2,465
Software maintenance	579	599	1,850	1,878
Other noninterest expenses	8,070	8,014	24,212	25,630
Total noninterest expenses	42,607	40,722	127,474	125,805
Income before income taxes	22,153	19,954	61,566	53,363
Provision for income taxes	6,415	5,299	17,699	13,698
Net income	$15,738	$14,655	$43,867	$39,665
Basic earnings per share	$0.66	$0.64	$1.84	$1.73
Diluted earnings per share	$0.66	$0.64	$1.83	$1.73
Weighted average common shares (basic)	23,911,678	22,946,308	23,876,391	22,886,521
Common shares equivalents	90,685	100,806	95,320	72,799
Weighted average common shares (diluted)	24,002,363	23,047,114	23,971,711	22,959,320
Cash dividends declared per common share	$0.24	$0.22	$0.72	$0.66
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net income	$15,738	$14,655	$43,867	$39,665
Other comprehensive income, net of tax
Unrealized gains (losses) on securities
Change in fair value of securities available for sale	(810)	(148)	3,544	(5,517)
Less: net security gains (losses) reclassified into earnings	40	—	82	(3)
Net change in fair value of securities available for sale	(850)	(148)	3,462	(5,514)
Unrealized gains (losses) on cash flow hedges
Change in fair value of cash flow hedges	149	(411)	(315)	350
Less: net cash flow hedge losses reclassified into earnings	(429)	(866)	(2,400)	(2,557)
Net change in fair value of cash flow hedges	578	455	2,085	2,907
Net gain (loss) during the period and amortization of certain costs included in net periodic retirement costs	(39)	30	(117)	73
Total other comprehensive income (loss)	(311)	337	5,430	(2,534)
Total comprehensive income	$15,427	$14,992	$49,297	$37,131
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2013	23,805,984	$235	$(3,404)	$3,404	$305,179	$293,560	$(7,434)	$591,540
Net income	—	—	—	—	—	43,867	—	43,867
Other comprehensive income	—	—	—	—	—	—	5,430	5,430
Common dividend declared ($0.72 per share)	—	—	—	—	—	(17,201)	—	(17,201)
Proceeds from exercise of stock options	24,609	1	—	—	582	—	—	583
Tax benefit related to equity award activity	—	—	—	—	438	—	—	438
Equity based compensation	—	—	—	—	2,075	—	—	2,075
Restricted stock awards issued, net of awards surrendered	55,675	1	—	—	(644)	—	—	(643)
Shares issued under direct stock purchase plan	25,410	—	—	—	959	—	—	959
Deferred compensation obligation	—	—	(187)	187	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	134	—	—	134
Balance at September 30, 2014	23,911,678	$237	$(3,591)	$3,591	$308,723	$320,226	$(2,004)	$627,182
Balance at December 31, 2012	22,774,009	$225	$(3,179)	$3,179	$269,950	$263,671	$(4,526)	$529,320
Net income	—	—	—	—	—	39,665	—	39,665
Other comprehensive income	—	—	—	—	—	—	(2,534)	(2,534)
Common dividend declared ($0.66 per share)	—	—	—	—	—	(15,128)	—	(15,128)
Proceeds from exercise of stock options	76,253	1	—	—	1,993	—	—	1,994
Tax benefit related to equity award activity	—	—	—	—	412	—	—	412
Equity based compensation	—	—	—	—	1,923	—	—	1,923
Restricted stock awards issued, net of awards surrendered	89,431	1	—	—	(670)	—	—	(669)
Shares issued under direct stock purchase plan	19,594	—	—	—	656	—	—	656
Deferred compensation obligation	—	—	(165)	165	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	105	—	—	105
Balance September 30, 2013	22,959,287	$227	$(3,344)	$3,344	$274,369	$288,208	$(7,060)	$555,744
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Nine Months Ended
	September 30
	2014	2013
Cash flow from operating activities
Net income	$43,867	$39,665
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,451	6,268
Provision for loan losses	8,653	7,050
Deferred income tax expense	459	5
Net (gain) loss on sale of equity securities	(138)	4
Net loss on fixed assets	505	27
Gain on extinguishment of debt	—	(763)
Loss on termination of derivatives	1,122	—
Net loss on sale of other real estate owned and foreclosed assets	361	47
Realized gain on sale leaseback transaction	(775)	(775)
Stock based compensation	2,075	1,923
Excess tax benefit related to equity award activity	(438)	(412)
Increase in cash surrender value of life insurance policies	(2,213)	(2,325)
Gain on life insurance benefits	(1,964)	—
Change in fair value on loans held for sale	(1)	(274)
Net change in:
Loans held for sale	(3,697)	37,794
Other assets	6,321	43,094
Other liabilities	(3,320)	(14,264)
Total adjustments	15,401	77,399
Net cash provided by operating activities	59,268	117,064
Cash flows used in investing activities
Proceeds from sales of securities available for sale	945	169
Proceeds from maturities and principal repayments of securities available for sale	35,936	69,732
Purchase of securities available for sale	(36,577)	(34,864)
Proceeds from maturities and principal repayments of securities held to maturity	32,864	39,713
Purchase of securities held to maturity	(54,681)	(179,226)
Redemption of Federal Home Loan Bank stock	6,693	3,093
Investment in Low Income Housing Projects	(5,566)	—
Purchase of life insurance policies	(10,116)	(219)
Proceeds from life insurance policies	6,309	—
Net increase in loans	(242,207)	(44,975)
Purchase of bank premises and equipment	(5,987)	(6,121)
Proceeds from the sale of bank premises and equipment	1,064	19
Payments on early termination of hedging relationship	(1,122)	—
Proceeds from the sale of other real estate owned and foreclosed assets	4,269	7,119
Net capital improvements to other real estate owned	(1,772)	(2,035)
Net cash used in investing activities	(269,948)	(147,595)

Cash flows provided by financing activities
Net decrease in time deposits	(71,164)	(61,509)
Net increase in other deposits	387,180	272,141
Net repayments of short-term Federal Home Loan Bank borrowings	(75,000)	(6,507)
Repayments of long-term Federal Home Loan Bank borrowings	(5,000)	(73,134)
Net increase in customer repurchase agreements	3,904	10,821
Net decrease in other borrowings	(5,000)	(12,000)
Proceeds from exercise of stock options, net of cash paid	583	1,994
Restricted stock awards issued, net of awards surrendered	(643)	(669)
Excess tax benefit from stock based compensation	438	412
Tax benefit from deferred compensation distribution	134	105
Proceeds from shares issued under direct stock purchase plan	959	656
Common dividends paid	(16,704)	(10,070)
Net cash provided by financing activities	219,687	122,240
Net increase in cash and cash equivalents	9,007	91,709
Cash and cash equivalents at beginning of year	216,325	215,474
Cash and cash equivalents at end of period	$225,332	$307,183
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$5,039	$2,346
Capital commitment relating to Low Income Housing Project investments	$22,273	$—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other interim period.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

FASB ASC Subtopic 205-40 "Presentation of Financial Statements - Going Concern" Updated No. 2014-15. Update No. 2014-15 was issued in August 2014 to provide guidance in U.S. Generally accepted accounting principles ("GAAP") about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

FASB ASC Subtopic 310-40 "Receivables - Troubled Debt Restructurings by Creditors" Update No. 2014-14. Update No. 2014-14 was issued in August 2014 to address the diversity in practice related to how creditors classify government-guaranteed mortgage loans, including Federal Housing Administration (FHA) or the U.S. Department of Veterans Affairs (VA) guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The objective of this update is to reduce that diversity by addressing the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

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

FASB ASC Topic 606 "Revenue from Contracts with Customers" Update No. 2014-09. Update No. 2014-09 was issued in May 2014 to address the previous revenue recognition requirements in GAAP that differ from those in International Financial Reporting Standards (IFRS).  Accordingly, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the standard is effective for annual and interim periods beginning after December 15, 2016, and calendar year-end public entities will apply it in the quarter that ends March 31, 2017.  Early adoption is not permitted.  We are currently assessing the potential impact of this amendment on our consolidated financial position.

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

NOTE 3 - SECURITIES
The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods below:

	September 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. Government agency securities	$41,357	$23	$(93)	$41,287	$41,331	$3	$(885)	$40,449
Agency mortgage-backed securities	224,336	6,397	(1,529)	229,204	232,742	6,405	(4,556)	234,591
Agency collateralized mortgage obligations	66,244	285	(943)	65,586	58,765	490	(1,102)	58,153
State, county, and municipal securities	5,125	128	—	5,253	5,439	1	(28)	5,412
Single issuer trust preferred securities issued by banks	2,925	14	(16)	2,923	2,960	14	(22)	2,952
Pooled trust preferred securities issued by banks and insurers (1)	7,961	32	(2,607)	5,386	8,083	—	(4,242)	3,841
Equity securities	11,173	851	(208)	11,816	10,997	762	(295)	11,464
Total available for sale securities	$359,121	$7,730	$(5,396)	$361,455	$360,317	$7,675	$(11,130)	$356,862
Held to maturity securities
U.S. Treasury securities	$1,010	$50	$—	$1,060	$1,011	$31	$—	$1,042
Agency mortgage-backed securities	164,531	3,511	(42)	168,000	155,067	1,917	(1,033)	155,951
Agency collateralized mortgage obligations	199,950	1,821	(4,494)	197,277	187,388	824	(6,176)	182,036
State, county, and municipal securities	424	9	—	433	678	7	—	685
Single issuer trust preferred securities issued by banks	1,500	30	—	1,530	1,503	23	—	1,526
Corporate debt securities	5,003	162	—	5,165	5,005	210	—	5,215
Total held to maturity securities	$372,418	$5,583	$(4,536)	$373,465	$350,652	$3,012	$(7,209)	$346,455
Total	$731,539	$13,313	$(9,932)	$734,920	$710,969	$10,687	$(18,339)	$703,317
(1)    Gross unrealized gains and gross unrealized losses include $1.1 million and $2.3 million of net non-credit related OTTI at September 30, 2014 and December 31, 2013, respectively.
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company realized net gains of $67,000 and $138,000 on equity securities classified as available for sale during the three and nine month periods ending September 30, 2014, respectively. The Company had no realized gains or losses during the three month period ending September 30, 2013 and realized a net loss of $4,000 during the nine month period ending September 30, 2013 on equity securities classified as available for sale. There were no gains or losses realized on sale of nonequity securities for the periods ending September 30, 2014 and 2013.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of September 30, 2014 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$118	$124	$199	$204
Due after one year to five years	37,513	38,373	5,492	5,674
Due after five years to ten years	92,385	91,581	32,731	33,115
Due after ten years	217,932	219,561	333,996	334,472
Total debt securities	$347,948	$349,639	$372,418	$373,465
Equity securities	$11,173	$11,816	$—	$—
Total	$359,121	$361,455	$372,418	$373,465
Inclusive in the table above is $34.1 million of callable securities in the Company’s investment portfolio at September 30, 2014.
The carrying value of securities pledged to secure public funds, repurchase agreements and for other purposes, as required or permitted by law, was $352.3 million and $360.1 million at September 30, 2014 and December 31, 2013, respectively.
At September 30, 2014 and December 31, 2013, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.
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
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2014
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	25	$33,836	$(93)	$—	$—	$33,836	$(93)
Agency mortgage-backed securities	54	44,458	(60)	45,437	(1,511)	89,895	(1,571)
Agency collateralized mortgage obligations	15	34,062	(345)	104,095	(5,092)	138,157	(5,437)
Single issuer trust preferred securities issued by banks and insurers	1	1,083	(16)	—	—	1,083	(16)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,580	(1,512)	2,580	(1,512)
Equity securities	17	935	(26)	4,052	(182)	4,987	(208)
Total temporarily impaired securities	114	$114,374	$(540)	$156,164	$(8,297)	$270,538	$(8,837)

	December 31, 2013
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	39	$39,950	$(885)	$—	$—	$39,950	$(885)
Agency mortgage-backed securities	124	202,004	(5,217)	5,108	(372)	207,112	(5,589)
Agency collateralized mortgage obligations	19	183,721	(7,278)	—	—	183,721	(7,278)
State, county, and municipal securities	13	3,838	(28)	—	—	3,838	(28)
Single issuer trust preferred securities issued by banks and insurers	2	1,341	(22)	—	—	1,341	(22)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,300	(1,913)	2,300	(1,913)
Equity securities	22	2,376	(90)	3,520	(205)	5,896	(295)
Total temporarily impaired securities	221	$433,230	$(13,520)	$10,928	$(2,490)	$444,158	$(16,010)
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at September 30, 2014:

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

•
Single Issuer Trust Preferred Securities: This portfolio consists of one security which is below investment grade. The unrealized loss on this security is attributable to the illiquid nature of the trust preferred market in the current economic environment. Management evaluates various financial metrics for the issuer, including regulatory capital ratios of the issuer.

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

The following table shows the total OTTI that the Company recorded for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Dollars in thousands)
Gross change in OTTI recorded on certain investments	$235	$303	$1,264	$674
Portion of OTTI recognized in OCI	(235)	(303)	(1,264)	(674)
Total credit related OTTI losses recognized in earnings	$—	$—	$—	$—
The following table shows the cumulative credit related component of OTTI for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
(Dollars in thousands)
Balance at beginning of period	$(9,997)	$(10,847)	$(9,997)	$(10,847)
Add
Incurred on securities not previously impaired	—	—	—	—
Incurred on securities previously impaired	—	—	—	—
Less
Securities sold during the period	—	—	—	—
Reclassification due to changes in Company’s intent	—	—	—	—
Increases in cash flow expected to be collected	—	—	—	—
Balance at end of period	$(9,997)	$(10,847)	$(9,997)	$(10,847)

NOTE 4 - LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY
The following tables bifurcate the amount of allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	September 30, 2014
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Total loans by group	$842,833	$2,338,641	$276,593	$81,435	$536,822	$854,646	$16,885	$4,947,855	(1)
Individually evaluated for impairment	$7,592	$33,765	$311	$1,244	$15,503	$5,492	$974	$64,881
Purchase credit impaired loans	$—	$15,071	$184	$—	$9,784	$241	$5	$25,285
Collectively evaluated for impairment	$835,241	$2,289,805	$276,098	$80,191	$511,535	$848,913	$15,906	$4,857,689

	December 31, 2013
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Total loans by group	$784,202	$2,249,260	$223,859	$77,240	$541,443	$822,141	$20,162	$4,718,307	(1)
Individually evaluated for impairment	$9,148	$39,516	$100	$1,903	$15,200	$4,890	$1,298	$72,055
Purchase credit impaired loans	$1	$18,612	$197	$—	$10,389	$326	$19	$29,544
Collectively evaluated for impairment	$775,053	$2,191,132	$223,562	$75,337	$515,854	$816,925	$18,845	$4,616,708

(1)	The amount of net deferred fees included in the ending balance was $2.7 million and $2.3 million at September 30, 2014 and December 31, 2013.
The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended September 30, 2014
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,929	$25,095	$3,757	$1,154	$2,879	$4,969	$755	$54,538
Charge-offs	(504)	(691)	—	(73)	(199)	(160)	(279)	(1,906)
Recoveries	6	57	—	29	178	67	135	472
Provision	91	1,248	356	45	(36)	71	126	1,901
Ending balance	$15,522	$25,709	$4,113	$1,155	$2,822	$4,947	$737	$55,005

	Three Months Ended September 30, 2013
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$14,325	$23,029	$3,422	$1,295	$2,959	$7,267	$679	$52,976
Charge-offs	(866)	(209)	(308)	(84)	(210)	(420)	(273)	(2,370)
Recoveries	24	89	—	47	5	22	119	306
Provision	1,531	2,069	387	(43)	141	(1,555)	120	2,650
Ending balance	$15,014	$24,978	$3,501	$1,215	$2,895	$5,314	$645	$53,562

	Nine Months Ended September 30, 2014
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,622	$24,541	$3,371	$1,215	$2,760	$5,036	$694	$53,239
Charge-offs	(1,757)	(4,273)	—	(469)	(653)	(562)	(908)	(8,622)
Recoveries	213	322	—	168	368	215	449	1,735
Provision	1,444	5,119	742	241	347	258	502	8,653
Ending balance	$15,522	$25,709	$4,113	$1,155	$2,822	$4,947	$737	$55,005
Ending balance: Individually evaluated for impairment	$541	$315	$—	$10	$1,521	$269	$43	$2,699
Ending balance: Collectively evaluated for impairment	$14,981	$25,394	$4,113	$1,145	$1,301	$4,678	$694	$52,306
	Nine Months Ended September 30, 2013
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,461	$22,598	$2,811	$1,524	$2,930	$7,703	$807	$51,834
Charge-offs	(2,591)	(812)	(308)	(505)	(457)	(954)	(794)	(6,421)
Recoveries	263	97	—	123	91	73	452	1,099
Provision	3,881	3,095	998	73	331	(1,508)	180	7,050
Ending balance	$15,014	$24,978	$3,501	$1,215	$2,895	$5,314	$645	$53,562
Ending balance: Individually evaluated for impairment	$1,174	$2,150	$—	$111	$1,651	$112	$83	$5,281
Ending balance: Collectively evaluated for impairment	$13,840	$22,828	$3,501	$1,104	$1,244	$5,202	$562	$48,281
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
Consumer Portfolio

•
Residential Real Estate: Residential mortgage loans held in the Bank’s portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors such as current and expected income, employment status, current assets, other financial resources, credit history and the value of the collateral.  Collateral consists of mortgage liens on 1-4 family residential properties.  The Company does not originate or purchase sub-prime loans.

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

•
8 Rating — Definite Weakness Loss Unlikely: Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt. Loan may be inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. However, there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Collateral coverage may be inadequate to cover the principal obligation.

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
The following table details the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		September 30, 2014
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$781,106	$2,172,537	$260,854	$77,108	$3,291,605
Potential weakness	7	41,260	94,977	12,235	3,213	151,685
Definite weakness-loss unlikely	8	20,112	68,166	3,504	1,086	92,868
Partial loss probable	9	355	2,961	—	28	3,344
Definite loss	10	—	—	—	—	—
Total		$842,833	$2,338,641	$276,593	$81,435	$3,539,502

		December 31, 2013
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$736,996	$2,068,995	$210,372	$71,514	$3,087,877
Potential weakness	7	21,841	91,984	8,608	3,031	125,464
Definite weakness-loss unlikely	8	24,409	85,767	4,779	2,552	117,507
Partial loss probable	9	956	2,514	100	143	3,713
Definite loss	10	—	—	—	—	—
Total		$784,202	$2,249,260	$223,859	$77,240	$3,334,561
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

	September 30, 2014	December 31, 2013
Residential portfolio
FICO score (re-scored) (1)	738	738
LTV (re-valued) (2)	67.4%	67.0%
Home equity portfolio
FICO score (re-scored) (1)	764	763
LTV (re-valued) (2)	53.4%	53.0%

(1)
The average FICO scores for September 30, 2014 are based upon rescores available from August 30, 2014 and origination score data for loans booked between September 1 and September 30, 2014. The average FICO scores for December 31, 2013 are based upon rescores available from November 30, 2013 and origination score data for loans booked between December 1, 2013 and December 31, 2013.

(2)
The combined LTV ratios for September 30, 2014 are based upon updated automated valuations as of February 28, 2013 and origination value data for loans booked between March 1, 2013 and September 30, 2014. The combined LTV ratios for December 31, 2013 are based upon updated automated valuations as of February 28, 2013 and origination value data for loans booked from March 1, 2013 through December 31, 2013. For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

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

The following table shows nonaccrual loans at the dates indicated:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial and industrial	$2,321	$4,178
Commercial real estate	6,201	11,734
Commercial construction	311	100
Small business	278	633
Residential real estate	9,088	10,329
Home equity	7,672	7,068
Other consumer	9	92
Total nonaccrual loans (1)	$25,880	$34,134

(1)	Included in these amounts were $5.7 million and $7.5 million of nonaccruing TDRs at September 30, 2014 and December 31, 2013, respectively.
The following table shows the age analysis of past due financing receivables as of the dates indicated:

	September 30, 2014
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	12	$2,871	2	$560	16	$2,069	30	$5,500	$837,333	$842,833	$—
Commercial real estate	9	7,001	9	4,088	16	4,221	34	15,310	2,323,331	2,338,641	—
Commercial construction	—	—	—	—	1	311	1	311	276,282	276,593	—
Small business	8	168	4	23	4	158	16	349	81,086	81,435	—
Residential real estate	15	3,547	12	1,480	35	5,184	62	10,211	526,611	536,822	217
Home equity	12	1,068	7	431	28	2,491	47	3,990	850,656	854,646	—
Other consumer	37	174	17	48	10	31	64	253	16,632	16,885	22
Total	93	$14,829	51	$6,630	110	$14,465	254	$35,924	$4,911,931	$4,947,855	$239

	December 31, 2013
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	9	$743	6	$327	20	$3,763	35	$4,833	$779,369	$784,202	$—
Commercial real estate	21	8,643	2	356	30	8,155	53	17,154	2,232,106	2,249,260	—
Commercial construction	1	847	—	—	1	100	2	947	222,912	223,859	—
Small business	18	353	6	227	14	247	38	827	76,413	77,240	—
Residential real estate	23	2,903	8	1,630	39	6,648	70	11,181	530,262	541,443	462
Home equity	27	1,922	8	852	23	2,055	58	4,829	817,312	822,141	—
Other consumer	110	514	30	106	34	148	174	768	19,394	20,162	63
Total	209	$15,925	60	$3,498	161	$21,116	430	$40,539	$4,677,768	$4,718,307	$525
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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
TDRs on accrual status	$40,140	$38,410
TDRs on nonaccrual	5,709	7,454
Total TDRs	$45,849	$45,864
Amount of specific reserves included in the allowance for loan losses associated with TDRs:	$2,097	$2,474
Additional commitments to lend to a borrower who has been a party to a TDR:	$1,064	$1,877
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
The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	3	$193	$193	12	$744	$744
Commercial real estate	5	2,095	2,095	13	4,225	4,225
Small business	—	—	—	1	58	58
Residential real estate	1	156	158	8	1,388	1,419
Home equity	2	55	55	9	781	781
Other consumer	—	—	—	1	8	8
Total	11	$2,499	$2,501	44	$7,204	$7,235

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	1	$37	$37	3	$319	$319
Commercial real estate	2	463	463	4	1,526	1,526
Small business	4	261	261	9	543	543
Residential real estate	1	228	228	7	2,128	2,154
Home equity	1	184	184	4	378	378
Other consumer	—	—	—	2	11	11
Total	9	$1,173	$1,173	29	$4,905	$4,931

(1)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the period indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Extended maturity	$1,902	$438	$3,403	$1,429
Adjusted interest rate	—	—	726	—
Combination rate & maturity	599	735	2,269	3,491
Court ordered concession	—	—	837	11
Total	$2,501	$1,173	$7,235	$4,931
The Company considers a loan to have defaulted when it reaches 90 days past due. The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated.

	Three Months Ended September 30
	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial and industrial	1	$46	—	$—
Residential real estate	1	87	—	—
	2	$133	—	$—

	Nine Months Ended September 30
	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial and industrial	1	$46	1	$1,614
Small business	—	—	1	231
Residential real estate	3	214	—	—
Total	4	$260	2	$1,845
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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio at the dates indicated:

	September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$3,827	$4,085	$—
Commercial real estate	16,297	17,979	—
Commercial construction	311	311	—
Small business	824	860	—
Residential real estate	2,794	2,852	—
Home equity	4,387	4,434	—
Other consumer	360	363	—
Subtotal	28,800	30,884	—
With an allowance recorded
Commercial and industrial	$3,765	$4,341	$541
Commercial real estate	17,468	17,781	315
Small business	420	455	10
Residential real estate	12,709	13,909	1,521
Home equity	1,105	1,201	269
Other consumer	614	616	43
Subtotal	36,081	38,303	2,699
Total	$64,881	$69,187	$2,699

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$7,147	$7,288	$—
Commercial real estate	14,283	15,891	—
Commercial construction	100	408	—
Small business	1,474	1,805	—
Residential real estate	1,972	2,026	—
Home equity	4,263	4,322	—
Other consumer	446	446	—
Subtotal	29,685	32,186	—
With an allowance recorded
Commercial and industrial	$2,001	$2,045	$1,150
Commercial real estate	25,233	25,377	765
Small business	429	462	109
Residential real estate	13,228	14,197	1,564
Home equity	627	694	116
Other consumer	852	856	70
Subtotal	42,370	43,631	3,774
Total	$72,055	$75,817	$3,774
The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$4,411	$63	$4,743	$194
Commercial real estate	16,517	263	17,098	787
Commercial construction	311	3	311	10
Small business	840	13	889	40
Residential real estate	2,806	48	2,836	90
Home equity	4,405	51	4,456	154
Other consumer	365	5	382	18
Subtotal	29,655	446	30,715	1,293
With an allowance recorded
Commercial and industrial	$3,889	$52	$4,285	$160
Commercial real estate	17,509	246	17,674	734
Small business	427	7	452	23
Residential real estate	12,841	132	12,959	395
Home equity	1,111	12	1,124	30
Other consumer	625	5	656	17
Subtotal	36,402	454	37,150	1,359
Total	$66,057	$900	$67,865	$2,652

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$7,553	$91	$7,762	$275
Commercial real estate	15,175	262	15,638	788
Commercial construction	1,105	13	1,441	39
Small business	1,479	26	1,631	79
Residential real estate	2,159	24	2,221	68
Home equity	3,570	41	3,604	126
Other consumer	500	9	543	32
Subtotal	31,541	466	32,840	1,407
With an allowance recorded
Commercial and industrial	$2,360	$30	$2,684	$96
Commercial real estate	24,984	330	25,128	1,013
Small business	624	10	652	30
Residential real estate	13,773	135	13,884	391
Home equity	575	6	585	18
Other consumer	973	9	1,041	27
Subtotal	43,289	520	43,974	1,575
Total	$74,830	$986	$76,814	$2,982

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

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Outstanding balance	$28,578	$33,555
Carrying amount	$25,285	$29,544

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

(Dollars in thousands)
Balance at January 1, 2013	$2,464
Acquisition	386
Accretion	(1,812)
Other change in expected cash flows (2)	1,142
Reclassification from nonaccretable difference for loans with improved cash flows (1)	334
Balance at December 31, 2013	$2,514
Accretion	(1,722)
Other change in expected cash flows (2)	2,572
Reclassification from nonaccretable difference for loans with improved cash flows (1)	194
Balance at September 30, 2014	$3,558
(1) Results in increased interest income during the period in which the loan paid off.
(2) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).

NOTE 5 - EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Net income	$15,738	$14,655	$43,867	$39,665

Weighted Average Shares
Basic shares	23,911,678	22,946,308	23,876,391	22,886,521
Effect of diluted securities	90,685	100,806	95,320	72,799
Dilutive shares	24,002,363	23,047,114	23,971,711	22,959,320

Net income per share
Basic EPS	$0.66	$0.64	$1.84	$1.73
Effect of diluted securities	—	—	(0.01)	—
Dilutive EPS	$0.66	$0.64	$1.83	$1.73
The following table illustrates the options to purchase common stock and the shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Stock options	—	—	—	125,241
Performance-based restricted stock	—	—	—	—

NOTE 6 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the nine months ended September 30, 2014, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value	Vesting Period
3/20/2014	65,950	2005 Employee Stock Plan	$39.82	Ratably over 5 years from grant date
3/31/2014	3,000	2005 Employee Stock Plan	$39.00	Ratably over 3 years from grant date
5/20/2014	10,920	2010 Non-Employee Director Stock Plan	$35.08	At the end of 5 years from grant date
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
Stock Options
The Company has not issued any awards of options to purchase shares of common stock during nine months ended September 30, 2014.

NOTE 7 - DERIVATIVE AND HEDGING ACTIVITIES
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
Interest Rate Positions
The Company currently utilizes interest rate swap agreements as hedging instruments against interest rate risk associated with the Company’s borrowings. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is four years.

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

September 30, 2014
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.23%	5.04%	$(2,318)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.23%	5.04%	(2,319)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.23%	2.94%	(1,286)
$75,000							$(5,923)
December 31, 2013
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
			(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	$(3,151)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	(3,152)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.24%	2.94%	(1,493)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.25%	3.04%	(1,341)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.24%	1.71%	(493)
$150,000							$(9,630)
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $2.8 million (pre-tax) to be reclassified to interest expense from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of September 30, 2014.
The Company recognized $61,000 and $183,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for both the three and nine month periods ended September 30, 2014 and 2013, respectively.
In June 2014, the Company repaid certain borrowings and consequently terminated the corresponding cash flow hedges. As a result of the termination of the cash flow hedges, the Company reclassified a pre-tax loss of approximately $1.1 million out of OCI and into noninterest expense.
The Company had no fair value hedges as of September 30, 2014 or December 31, 2013.
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

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2014
	(Dollars in thousands)
Loan level derivatives
Receive fixed, pay variable	172	$47,702	85,305	27,960	44,931	382,700	$588,598	$12,300
Pay fixed, receive variable	166	$47,702	85,305	27,960	44,931	382,700	$588,598	$(12,309)
Foreign exchange contracts
Buys foreign currency, sells US currency	27	$64,914	—	—	—	—	$64,914	$4,040
Buys US currency, sells foreign currency	27	$64,914	—	—	—	—	$64,914	$(4,012)
	December 31, 2013
	(Dollars in thousands)
Loan level derivatives
Receive fixed, pay variable	168	$48,882	97,975	42,957	42,116	329,554	$561,484	$9,484
Pay fixed, receive variable	162	$48,882	97,975	42,957	42,116	329,554	$561,484	$(9,523)
Foreign exchange contracts
Buys foreign currency, sells US currency	6	$11,367	—	—	—	—	$11,367	$396
Buys US currency, sells foreign currency	6	$11,367	—	—	—	—	$11,367	$(390)

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
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

The change in fair value on the interest rate lock commitments, forward delivery sale commitments, and forward TBA mortgage contracts are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was a decrease of $223,000 and an increase of $1.6 million for the three months ended September 30, 2014 and 2013, respectively, and an increase of $1,000 and $274,000 for the nine months ended September 30, 2014 and 2013, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at September 30, 2014	Fair Value at December 31, 2013	Balance Sheet Location	Fair Value at September 30, 2014	Fair Value at December 31, 2013
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$—	$—	Other liabilities	$5,923	$9,630
Derivatives not designated as hedges
Customer Related Positions:
Loan level derivatives	Other assets	$14,820	$16,301	Other liabilities	$14,829	$16,340
Foreign exchange contracts	Other assets	4,040	396	Other liabilities	4,012	390
Mortgage Derivatives:
Interest rate lock commitments	Other assets	280	204	Other liabilities	—	—
Forward TBA mortgage contracts	Other assets	—	64	Other liabilities	14	—
Forward sales agreements	Other assets	10	—	Other liabilities	—	35
Total		$19,150	$16,965		$18,855	$16,765
The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$578	$455	$2,085	$2,907
Loss reclassified from OCI into interest expense (effective portion)	$726	$1,464	$2,937	$4,322
Loss reclassified from OCI into noninterest expense (loss on termination)	$—	$—	$1,121	$—
Loss recognized in income on derivatives (ineffective portion & amount excluded from effectiveness testing)
Interest expense	$—	$—	$—	$—
Other expense	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$10	$1	$54	$27
Other expense	(1)	(27)	(3)	(108)
Changes in fair value of mortgage derivatives
Mortgage banking income	42	(1,101)	43	247
Total	$51	$(1,127)	$94	$166

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial. The Company had $1.3 million and $3.4 million in exposure (inclusive of accrued interest) relating to institutional counterparties at September 30, 2014 and December 31, 2013, respectively. The Company’s exposure (inclusive of accrued interest) relating to customer counterparties was approximately $14.3 million and $13.6 million at September 30, 2014 and December 31, 2013, respectively. Additionally, credit exposure may be reduced by the amount of collateral pledged by the counterparty.

NOTE 8 - BALANCE SHEET OFFSETTING
The Company does not offset fair value amounts recognized for derivative instruments or repurchase agreements. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. At September 30, 2014, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	September 30, 2014
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level derivatives	14,820	—	14,820	1,260	—	13,560
Customer foreign exchange contracts	4,040	—	4,040	—	—	4,040
	$18,860	$—	$18,860	$1,260	$—	$17,599

Derivative Liabilities
Interest rate swaps	$5,923	$—	$5,923	$—	$5,923	$—
Loan level derivatives	14,829	—	14,829	1,260	12,308	1,260
Customer foreign exchange contracts	4,012	—	4,012	—	—	4,012
Repurchase agreements
Customer repurchase agreements	153,192	—	153,192	—	151,953	1,239
Wholesale repurchase agreements	50,000	—	50,000	—	50,000	—
	$227,956	$—	$227,956	$1,260	$220,184	$6,511

(1)	Includes loan level swaps which are not subject to a master netting arrangement and thus are not offset in the statement of financial position.

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2013
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level swaps	16,301	—	16,301	2,823	—	13,478
Customer foreign exchange contracts	396	—	396	—	—	396
	$16,697	$—	$16,697	$2,823	$—	$13,874

Derivative Liabilities
Interest rate swaps	$9,630	$—	$9,630	$—	$9,630	$—
Loan level swaps	16,340	—	16,340	2,823	10,108	3,409
Customer foreign exchange contracts	390	—	390	—	—	390
Repurchase agreements
Customer repurchase agreements	149,288	—	149,288	—	149,288	—
Wholesale repurchase agreements	50,000	—	50,000	—	50,000	—
	$225,648	$—	$225,648	$2,823	$219,026	$3,799

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

NOTE 9 - FAIR VALUE MEASUREMENTS
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
Loans Held for Sale
The Company elects to account for new originations of mortgage loans held for sale at fair value, which is measured using quoted market prices when available. If quoted market prices are not available, comparable market values or discounted cash flow analysis may be utilized. These assets are typically categorized as Level 2.
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2014 and December 31,

2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.
Mortgage Derivatives
The fair value of the commitments and agreements are estimated using the anticipated market price based on pricing indications provided from syndicate banks. These commitments and agreements are categorized as Level 2.
Impaired Loans
Collateral dependent loans that are deemed to be impaired are valued based upon the lower of cost or fair value of the underlying collateral less costs to sell.  The inputs used in the appraisals of the collateral are not always observable, and therefore the loans may be categorized as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2.
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
	September 30, 2014
	(Dollars in thousands)
Recurring fair value measurements
Assets
Securities available for sale
U.S. Government agency securities	$41,287	$—	$41,287	$—
Agency mortgage-backed securities	229,204	—	229,204	—
Agency collateralized mortgage obligations	65,586	—	65,586	—
State, county, and municipal securities	5,253	—	5,253	—
Single issuer trust preferred securities issued by banks	2,923	—	2,923	—
Pooled trust preferred securities issued by banks and insurers	5,386	—	—	5,386
Equity securities	11,816	11,816	—	—
Loans held for sale	12,580	—	12,580	—
Derivative instruments	19,150	—	19,150	—
Liabilities
Derivative instruments	24,778	—	24,778	—
Total recurring fair value measurements	$368,407	$11,816	$351,205	$5,386

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$9,614	$—	$—	$9,614
Other real estate owned and other foreclosed assets	9,632	—	—	9,632
Total nonrecurring fair value measurements	$19,246	$—	$—	$19,246

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

	Securities Available for Sale:
	(Dollars in thousands)
	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Pooled Trust Preferred Securities	Private Mortgage- Backed Securities	Total	Pooled Trust Preferred Securities	Private Mortgage- Backed Securities	Total
Beginning balance	$5,091	$—	$5,091	$3,617	$3,036	$6,653
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	318	—	318	399	46	445
Settlements	(23)	—	(23)	(45)	(219)	(264)
Ending balance	$5,386	$—	$5,386	$3,971	$2,863	$6,834

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Pooled Trust Preferred Securities	Private Mortgage- Backed Securities	Total	Pooled Trust Preferred Securities	Private Mortgage- Backed Securities	Total
Beginning balance	$3,841	$—	$3,841	$2,981	$3,532	$6,513
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	1,666	—	1,666	1,230	(43)	1,187
Settlements	(121)	—	(121)	(240)	(626)	(866)
Ending balance	$5,386	$—	$5,386	$3,971	$2,863	$6,834

It is the Company’s policy to recognize the transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the three or nine month periods ended September 30, 2014 or 2013.
The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3 for the periods indicated:

	September 30	December 31		September 30	December 31	September 30	December 31
	2014	2013		2014	2013	2014	2013
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in Thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$5,386	$3,841	Cumulative prepayment	0% - 75%	0% - 76%	7.0%	7.2%
			Cumulative default	2.8% - 100%	3% - 100%	15.9%	18.1%
			Loss given default	85% - 100%	85% - 100%	95.9%	95.7%
			Cure given default	0% - 75%	0% - 75%	43.7%	39.9%
Appraisals of collateral (1)
Impaired loans	$9,614	$10,328
Other real estate owned and foreclosed assets	$9,632	$7,633

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
	September 30, 2014
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. Treasury securities	$1,010	$1,060	$—	$1,060	$—
Agency mortgage-backed securities	164,531	168,000	—	168,000	—
Agency collateralized mortgage obligations	199,950	197,277	—	197,277	—
State, county, and municipal securities	424	433	—	433	—
Single issuer trust preferred securities issued by banks	1,500	1,530	—	1,530	—
Corporate debt securities	5,003	5,165	—	5,165	—
Loans, net of allowance for loan losses (b)	4,892,850	4,855,967	—	—	4,855,967
Financial liabilities
Time certificates of deposits (c)	$672,464	$674,280	$—	$674,280	$—
Federal Home Loan Bank borrowings (c)	60,127	60,087	—	60,087	—
Customer repurchase agreements and other short-term borrowings (c)	153,192	153,192	—	—	153,192
Wholesale repurchase agreements (c)	50,000	50,678	—	—	50,678
Junior subordinated debentures (d)	73,741	73,289	—	73,289	—
Subordinated debentures (c)	30,000	28,588	—	—	28,588

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

NOTE 10 - COMPREHENSIVE INCOME/(LOSS)
Information on the Company’s comprehensive income (loss), presented net of taxes, is set forth below for the periods indicated:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)			(Dollars in thousands)
Change in fair value of securities available for sale	$(1,322)	$512	$(810)	$5,869	$(2,325)	$3,544
Less: net security gains (losses) reclassified into other noninterest income	67	(27)	40	138	(56)	82
Net change in fair value of securities available for sale	(1,389)	539	(850)	5,731	(2,269)	3,462

Change in fair value of cash flow hedges	252	(103)	149	(535)	220	(315)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(726)	297	(429)	(2,937)	1,200	(1,737)
Less: Loss on termination of hedge reclassified into noninterest expense	—	—	—	(1,121)	458	(663)
Net change in fair value of cash flow hedges	978	(400)	578	3,523	(1,438)	2,085

Net loss during the period and amortization of certain costs included in net periodic retirement costs (2)	(66)	27	(39)	(198)	81	(117)
Total other comprehensive income (loss)	$(477)	$166	$(311)	$9,056	$(3,626)	$5,430

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)			(Dollars in thousands)
Change in fair value of securities available for sale	$(190)	$42	$(148)	$(8,924)	$3,407	$(5,517)
Less: net security losses reclassified into other noninterest income	—	—	—	(4)	1	(3)
Change in fair value of securities available for sale	(190)	42	(148)	(8,920)	3,406	(5,514)

Change in fair value of cash flow hedges	(696)	285	(411)	592	(242)	350
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(1,464)	598	(866)	(4,322)	1,765	(2,557)
Net change in fair value of cash flow hedges	768	(313)	455	4,914	(2,007)	2,907

Net gain during the period and amortization of certain costs included in net periodic retirement costs (2)	51	(21)	30	124	(51)	73
Total other comprehensive income	$629	$(292)	$337	$(3,882)	$1,348	$(2,534)

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.4 million, net of tax, is being recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $606,000 and $751,000 at September 30, 2014 and 2013, respectively.

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax is comprised of the following components as of the periods indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	2014
	(Dollars in thousands)
Beginning balance January 1, 2014	$(2,023)	$(5,698)	$715	$(428)	$(7,434)
Net change in other comprehensive income	$3,462	$2,194	$(109)	$(117)	$5,430
Ending balance September 30, 2014	1,439	(3,504)	606	(545)	(2,004)
	2013
Beginning balance January 1, 2013	$5,478	$(9,577)	$859	$(1,286)	$(4,526)
Net change in other comprehensive income	$(5,514)	$3,015	$(108)	$73	$(2,534)
Ending balance September 30, 2013	(36)	(6,562)	751	(1,213)	(7,060)

NOTE 11 - COMMITMENTS AND CONTINGENCIES
Financial Instruments with Off-Balance Sheet Risk
In the normal course of business, the Company enters into various transactions to meet the financing needs of its customers, which, in accordance with GAAP are not included in its consolidated balance sheets. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.
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
Financial instruments with off-balance-sheet risk were as follows at the dates indicated:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Commitments to extend credit	$1,680,254	$1,621,873
Standby letters of credit	16,903	18,923
Deferred standby letter of credit fees	108	87

Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases.
Rent expense incurred under operating leases was approximately $1.9 million for both the three months ended September 30, 2014 and 2013, respectively, and $5.8 million and $5.7 million for the nine months ended September 30, 2014 and 2013, respectively. Renewal options ranging from 1-10 years exist for several of these leases. The Company has entered into lease agreements with related third parties on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Rent expense incurred under related third party leases was approximately $780,000 and $759,000 for the three months ended September 30, 2014 and 2013 respectively, and $1.5 million for both the nine month periods ended September 30, 2014 and 2013. There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2013. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for information regarding commitments.
Other Contingencies
At September 30, 2014, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $37.7 million and $21.0 million at September 30, 2014 and December 31, 2013, respectively.

NOTE 12 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company’s investment in Low Income Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) at September 30, 2014 was $26.3 million with a recorded liability of $22.3 million in funding obligations. The Company has invested in four separate LIHTC projects which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid. The investment in LIHTC projects is being accounted for using the proportional amortization method, under which the Company amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).
The following table presents the Company's investments in low income housing projects as of the date indicated:

September 30, 2014
(Dollars in thousands)
Original investment value	$29,543
Current recorded investment	26,305
Unfunded liability obligation	22,273
Tax credits and benefits (1)	1,557
Amortization of investments (2)	1,098
Net income tax benefit (3)	459

(1)	This amount reflects anticipated tax credits and tax benefits for the year ended December 31, 2014.

(2)	The amortization amount reduces the tax credits and benefits anticipated for the year ended December 31, 2014.

(3)	This amount represents the net tax benefit expected to be realized for the year ended December 31, 2014 in determining the Company's effective tax rate as of September 30, 2014.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under the “Risk Factors” section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 include, but are not limited to:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;

•	adverse changes in the local real estate market;

•	a deterioration of the credit rating for U.S. long-term sovereign debt;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax expense, resulting from failure to comply with general tax laws, changes in tax laws or failure to comply with requirements of the federal New Markets Tax Credit program;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio;

•	unexpected increased competition in the Company’s market area;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	a deterioration in the conditions of the securities markets;

•	our inability to adapt to changes in information technology;

•	electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;

•	adverse changes in consumer spending and savings habits;

•	the effect of new laws and regulations regarding the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to the Company’s business;

•
risks associated with the pending merger with Peoples Federal, including failure to obtain shareholder or regulatory approval of the merger or to satisfy other conditions to the merger on the proposed terms and within the proposed time frame; reaction to the merger of, or the inability to retain, Peoples Federal customers and employees; the diversion of management’s time on issues relating to the merger; the inability to realize expected cost savings and synergies from the merger in the amounts or the time frame anticipated; changes in the estimate of non-recurring charges; unanticipated costs or difficulties relating to integration matters; changes in the Company’s stock price from the date of the merger announcement to the closing date; or material adverse changes in operations or earnings of the Company or Peoples Federal;

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

		Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$361,455	$340,081	$348,258	$356,862	$284,398
Securities held to maturity	372,418	373,888	375,556	350,652	317,373
Loans	4,947,855	4,885,500	4,807,269	4,718,307	4,556,029
Allowance for loan losses	(55,005)	(54,538)	(53,629)	(53,239)	(53,562)
Goodwill and core deposit intangibles	180,871	181,460	182,051	182,642	160,562
Total assets	6,384,428	6,348,318	6,225,920	6,099,234	5,895,464
Total deposits	5,302,434	5,298,161	5,114,259	4,986,418	4,757,309
Total borrowings	367,060	345,737	422,565	448,488	507,681
Stockholders’ equity	627,182	616,489	602,556	591,540	555,744
Income statement
Interest income	$54,368	$54,285	$52,980	$52,571	$51,027
Interest expense	4,805	5,232	5,374	5,666	5,831
Net interest income	49,563	49,053	47,606	46,905	45,196
Provision for loan losses	1,901	2,250	4,502	3,150	2,650
Noninterest income	17,098	16,857	17,516	17,464	18,130
Noninterest expenses	42,607	42,980	41,887	47,845	40,722
Net income	15,738	14,746	13,383	10,588	14,655
Per share date
Net income—basic	$0.66	$0.62	$0.56	$0.45	$0.64
Net income—diluted	0.66	0.61	0.56	0.45	0.64
Cash dividends declared	0.24	0.24	0.24	0.22	0.22
Book value	26.23	25.79	25.23	24.85	24.21
Performance ratios
Return on average assets	0.99%	0.94%	0.88%	0.70%	1.00%
Return on average common equity	9.97%	9.65%	9.02%	7.29%	10.53%
Net interest margin (on a fully tax equivalent basis)	3.42%	3.48%	3.49%	3.45%	3.43%
Equity to assets	9.82%	9.71%	9.68%	9.70%	9.43%
Dividend payout ratio	36.47%	38.91%	39.13%	47.70%	34.38%
Asset quality
Nonperforming loans	26,119	27,416	36,171	34,659	37,887
Nonperforming assets	38,557	39,661	46,521	43,833	48,879
Nonperforming loans as a percent of gross loans	0.53%	0.56%	0.75%	0.73%	0.83%
Nonperforming assets as a percent of total assets	0.60%	0.62%	0.75%	0.72%	0.83%

Allowance for loan losses as a percent of total loans	1.11%	1.12%	1.12%	1.13%	1.18%
Allowance for loan losses as a percent of nonperforming loans	210.59%	198.93%	148.27%	153.61%	141.37%
Capital ratios
Tier 1 leverage capital ratio	8.75%	8.62%	8.60%	8.64%	8.64%
Tier 1 risk-based capital ratio	10.75%	10.65%	10.76%	10.78%	10.82%
Total risk-based capital ratio	12.47%	12.38%	12.52%	12.58%	12.69%

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

During the third quarter the Company announced the signing of a definitive merger agreement for the acquisition of Peoples Federal Bancshares, Inc. The Company anticipates that the legal closing for that acquisition will occur in the first quarter of 2015.

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

Funding and the Net Interest Margin

Management emphasizes core deposit growth to fund loans, as depicted by the following chart:

As of September 30, 2014 core deposits comprise 87.1% of total deposits compared to 86.6% in the prior quarter. Our core deposit focus resulted in our total cost of deposits decreasing one basis point to 0.21% compared to the prior quarter.

The Company's net interest margin was 3.42% for the quarter ended September 30, 2014, a decrease of six basis point from the linked quarter. The Company's net interest margin decreased due to higher average liquid balances and a decline in loan yield that was only partially offset by reduced funding costs. In addition, our second quarter loan yield was enhanced by the payoff of impaired loans. The Company anticipates some additional loan yield contraction in the current low rate environment.

Noninterest Income

Management continues to focus on noninterest income growth. Noninterest income is primarily comprised of deposit account fees, interchange and ATM fees, and investment management fees. Strong performance from these categories was partially offset by a decrease in loan level derivative income. The following chart depicts noninterest income, excluding certain noncore items, as a percentage of total revenue (the sum of net noninterest income, excluding certain noncore items, and net interest income):
*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Expense Control

Management takes a balanced approach to noninterest expense control by paying close attention to the management of ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits and expenses associated with buildings and equipment. During the third quarter of 2014, noninterest expense was well contained, resulting in a further decrease to the Company's efficiency ratio, with the following chart showing the trend in the Company's efficiency ratio, on an operating basis (calculated by dividing noninterest expense excluding certain noncore items by the sum of net noninterest income, excluding certain noncore items, and net interest income), over the past five quarters:
*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. During 2014 the Company continues to participate in the federal New Markets Tax Credit program and has also made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies permit the Company to operate in a tax effective manner and sometimes also creates a competitive advantage for Rockland Trust and its community development subsidiaries. During the third quarter of 2014, the Company’s effective tax rate was 28.96%, remaining relatively consistent with the prior quarter.

Capital

The Company's disciplined approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term shareholder value, and is reflected in the strong capital growth experienced during 2014. As a result, tangible book value per share increased $0.46 during the third quarter, and tangible common equity as a percentage of tangible assets increased from 7.05% in the prior quarter to 7.19%. The following chart shows the trend of the Company's tangible book value per share over the past five quarters:

This strong growth in capital has led to a consistent cash dividend which increased from $0.22 per share in each quarter of 2013 to $0.24 per share in the three quarters of 2014, respectively, representing a 9.1% increase.

2014 Results

Net income for the third quarter of 2014 computed in accordance with Generally Accepted Accounting Principles ("GAAP") was $15.7 million, or $0.66 on a diluted earnings per share basis, as compared to $14.7 million, or $0.64 per diluted shares for the prior year third quarter. Third quarter 2014 net operating earnings were $16.2 million, or $0.67 on a diluted earnings per share basis, an increase of 12.0% and 6.4%, respectively, when compared to net operating earnings of $14.4 million, or $0.63 per diluted share, for the third quarter of 2013. The third quarters in both 2014 and 2013 included merger and acquisition expenses which are excluded from operating earnings.

2014 Earnings Outlook

The Company anticipates 2014 diluted operating earnings per share performance to be in the middle to upper end range between $2.42 and $2.52. Key assumptions in the 2014 outlook include:

•	Total loan growth slightly above the 5% range;

•	Total deposit growth of 5-7%;

•	A net interest margin percentage in the mid 3.40s;

•	Stable asset quality, with a provision for loan loss in the range of $11-$14 million and net charge-offs in the range of $9-$12 million;

•	Noninterest income growing by 1-2%;

•	Noninterest expense increasing by 3-4%;

•	An effective tax rate of 28-29%; and

•	Tangible Common Equity ratio increasing to a range of 7.25% to 7.50% by the end of 2014.

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
The following tables summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Three Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2014	2013	2014	2013
	(Dollars in thousands)
As reported (GAAP)
Net income available to common shareholders (GAAP)	$15,738	$14,655	$0.66	$0.64
Non-GAAP adjustments
Noninterest income components
Gain on extinguishment of debt, net of tax	—	(451)	—	(0.02)
Noninterest expense components
Merger and acquisition expenses, net of tax	400	216	0.01	0.01
Impairment on acquired facilities, net of tax	12	—	—	—
Total impact of noncore items	412	(235)	0.01	(0.01)
As adjusted (Non-GAAP)	$16,150	$14,420	$0.67	$0.63

	Nine Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2014	2013	2014	2013
	(Dollars in thousands)
As reported (GAAP)
Net income available to common shareholders (GAAP)	$43,867	$39,665	1.83	$1.73
Non-GAAP measures
Noninterest income components
Gain on life insurance benefits, tax exempt	(1,964)	—	(0.08)	—
Gain on extinguishment of debt, net of tax		$(451)		(0.02)
Noninterest expense components
Severance, net of tax	—	192	—	0.01
Merger and acquisition expenses, net of tax	466	1,531	0.02	0.06
Impairment on acquired facilities, net of tax	310	—	0.01	—
Loss on termination of derivatives, net of tax	663	—	0.03	—
Total impact of noncore items	(525)	1,272	(0.02)	0.05
As adjusted (Non-GAAP)	$43,342	$40,937	1.81	$1.78

The following table summarizes the impact of noncore items on the calculation of the Company's efficiency ratio for the periods indicated:

	Quarter-to-Date
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Net interest income	$49,563	$49,053	$47,606	$46,905	$45,196	(a)

Noninterest income (GAAP)	$17,098	$16,857	$17,516	$17,464	$18,130	(b)
Net gain on sale of nonequity securities	—	—	—	(258)	—
Gain on life insurance benefits	—	(337)	(1,627)	(227)	—
Gain on extinguishment of debt	—	—	—	—	(763)
Noninterest income on an operating basis (Non-GAAP)	$17,098	$16,520	$15,889	$16,979	$17,367	(c)

Noninterest expense (GAAP)	$42,607	$42,980	$41,887	$47,845	$40,722	(d)
Merger & acquisition	(677)	—	(77)	(6,219)	(366)
Loss on termination of derivatives	—	(1,122)	—	—	—
Impairment on acquired facilities	(21)	—	(503)	—	—
Noninterest expense on an operating basis (Non-GAAP)	$41,909	$41,858	$41,307	$41,626	$40,356	(e)

Total revenue (GAAP)	$66,661	$65,910	$65,122	$64,369	$63,326	(a+b)
Total operating revenue (Non-GAAP)	$66,661	$65,573	$63,495	$63,884	$62,563	(a+c)

Ratios
Efficiency ratio (GAAP)	63.92%	65.21%	64.32%	74.33%	64.31%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	62.87%	63.83%	65.06%	65.16%	64.50%	(e/(a+c))

Noninterest income as a % of revenue	25.65%	25.58%	26.90%	27.13%	28.63%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)	25.65%	25.19%	25.02%	26.58%	27.76%	(c/(a+c))

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
There have been no material changes in critical accounting policies during the first nine months of 2014. Please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of securities available for sale and securities which management intends to hold until maturity. Securities increased by $26.4 million, or 3.7%, at September 30, 2014 as compared to December 31, 2013. The ratio of securities to total assets was 11.5% and 11.6% as of September 30, 2014 and December 31, 2013, respectively.
The Company continually reviews investment securities for the presence of other-than-temporary impairment (“OTTI”). Further analysis of the Company’s OTTI can be found in Note 3 “Securities” within Notes to Consolidated Financial Statements included in Item 1 hereof.

    Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans to government sponsored agencies and other financial institutions. During the three and nine months ended September 30, 2014 and 2013, the Bank originated residential loans with the intention of selling them in the secondary market, and to a lesser extent, to hold in the Company's residential portfolio. The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Dollars in thousands)
Held in portfolio	$21,368	$11,173	$53,318	$23,140
Sold/held for sale in secondary market	46,155	55,835	106,008	227,479
Total closed loans	$67,523	$67,008	159,326	250,619

The table below reflects the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Dollars in thousands)
Sold with servicing rights released	$8,221	$53,807	$17,251	$201,338
Sold with servicing rights retained	42,812	18,121	85,366	58,059
Total loans sold	$51,033	$71,928	$102,617	$259,397

As noted in the table above, loans may be sold with servicing rights released or with servicing rights retained. Upon sale with servicing rights retained, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors amounted to $384.7 million, $331.4 million, and $197.8 million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$2,440	$1,264	$2,368	$899
Additions	416	160	785	508
Amortization	(154)	(101)	(445)	(331)
Change in valuation allowance	32	49	26	296
Balance at end of period	$2,734	$1,372	$2,734	$1,372
When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no material losses during the three and nine months ended September 30, 2014 or 2013, and therefore at this time, has not established a reserve for loan repurchases because it believes the amount of probable losses is not reasonably estimable.
Forward sale contracts of mortgage loans and forward to-be-announced ("TBA") mortgage contracts, considered derivative instruments for accounting purposes, are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain one-to-four family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans, resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors, or forward TBA mortgage contracts are entered into with a counterparty, which economically hedges this market risk. See Note 7, “Derivative and Hedging Activities” within Notes to Consolidated Financial statements included in Item 1 hereof for more information on mortgage activity and mortgage related derivatives.

Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The Bank’s loan portfolio increased $229.5 million during the first nine months of 2014 to $4.9 billion. The commercial loan portfolio continues to be the major driver, increasing by $204.9 million during the first nine months of 2014, accompanied by solid growth in the home equity categories.

The Bank’s commercial and industrial portfolio grew 7.5% in the nine months ended September 30, 2014. This portfolio is well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of September 30, 2014:

(Dollars in thousands)
Average loan size	$234
Largest individual commercial and industrial loan	$19,000
Commercial and industrial nonperforming loans/commercial and industrial loans	0.28%
The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration and has grown by 5.7% for the nine months ended September 30, 2014. This portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of September 30, 2014:

(Dollars in thousands)
Average loan size	$772
Largest individual commercial real estate mortgage outstanding	$24,735
Commercial real estate nonperforming loans/commercial real estate loans	0.25%
Owner occupied commercial real estate loans/commercial real estate loans	17.7%

In addition to the commercial portfolios, the Bank also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Bank's market area. The Bank also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower's residence or second home. Additionally, the Bank makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios have increased in total by $24.6 million for the nine months ended September 30, 2014 to $1.4 billion.

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
Purchased Credit Impaired Loans    Purchased Credit Impaired (“PCI”) loans are acquired loans which had evidence of deterioration in credit quality at the purchase date and for which it is probable that all contractually required payments will not be collected. The PCI loans are recorded at fair value without any carryover of the allowance for loan losses. The excess cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield," is accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual in the same manner as originated loans, rather they are generally considered to be accruing loans because their interest income recognized relates to the accretable yield and not to contractual interest payments. The carrying amount of these purchased credit impaired loans was $25.3 million as of September 30, 2014, as compared to $29.5 million as of December 31, 2013. See Note 4, "Loans, Allowance for Loan Losses, and Credit Quality" within Notes to Consolidated Financial Statements included in Item 1 hereof for more information.
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
Other assets in possession typically consist of foreclosed non-real estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 4 - Nonperforming Assets

	September 30, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Loans Accounted for on a nonaccrual basis
Commercial and industrial	$2,321	$4,178	$4,557
Commercial real estate	6,512	11,834	12,900
Small business	278	633	615
Residential real estate	9,088	10,329	11,817
Home equity	7,672	7,068	7,320
Other consumer	9	92	134
Total (1)	$25,880	$34,134	$37,343
Loans past due 90 days or more but still accruing
Residential real estate (2)	217	462	433
Other consumer	22	63	111
Total	$239	$525	$544
Total nonperforming loans	$26,119	$34,659	$37,887
Nonaccrual securities (3)	2,806	1,541	1,628
Other real estate owned	9,602	7,466	9,188
Other assets in possession	30	167	176
Total nonperforming assets	$38,557	$43,833	$48,879
Nonperforming loans as a percent of gross loans	0.53%	0.73%	0.83%
Nonperforming assets as a percent of total assets	0.60%	0.72%	0.83%

(1)	Inclusive of TDRs on nonaccrual of $5.7 million, $7.5 million, and $8.6 million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

(2)	Represents purchased credit impaired loans that are accruing interest due to expectations of future cash collections.

(3)	Amounts represent the fair value of five nonaccrual securities at September 30, 2014, December 31, 2013, and September 30, 2013.

The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended		Nine Months Ended
	September 30, 2014
	(Dollars in thousands)
Nonperforming assets beginning balance		$39,661		$43,833
New to nonperforming		4,972		20,450
Loans charged-off		(1,906)		(8,622)
Loans paid-off		(1,833)		(10,815)
Loans transferred to other real estate owned and foreclosed assets		(783)		(5,039)
Loans restored to performing status		(1,705)		(4,258)
Change to other real estate owned
New to other real estate owned	$783		$5,039
Valuation write down	(109)		(391)
Sale of Other Real Estate Owned	(1,480)		(4,239)
Capital improvements to other real estate owned	896		1,772
Total change to other real estate owned	90	90	2,181	2,181
Change in nonaccrual securities		235		1,264
Other		(175)		(437)
Nonperforming assets ending balance		$38,557		$38,557

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 6 - Troubled Debt Restructurings

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Performing troubled debt restructurings	$40,140	$38,410
Nonaccrual troubled debt restructurings	5,709	7,454
Total	$45,849	$45,864
Performing troubled debt restructurings as a % of total loans	0.81%	0.81%
Nonaccrual troubled debt restructurings as a % of total loans	0.12%	0.16%
Total troubled debt restructurings as a % of total loans	0.93%	0.97%

The following table summarizes changes in TDRs for the periods indicated:
Table 7 - Activity in Troubled Debt Restructurings

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(Dollars in thousands)
TDRs beginning balance	$46,424	$45,864
New to TDR status	1,869	5,571
Paydowns	(2,201)	(4,372)
Charge-offs	(243)	(1,214)
TDRs ending balance	$45,849	$45,849

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 8 - Interest Income Recognized/Collected on Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$355	$406	$1,141	$1,262
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	771	916	$1,949	$2,373
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
At September 30, 2014, impaired loans included all commercial and industrial loans, commercial real estate loans, commercial construction, and small business loans that are on nonaccrual status, TDRs, and other loans that have been categorized as impaired. Total impaired loans at September 30, 2014 and December 31, 2013 were $64.9 million and $72.1 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At September 30, 2014, there were 75 relationships, with an aggregate balance of $72.6 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
Allowance for Loan Losses The allowance for loan losses is maintained at a level that management considers appropriate to provide for probable loan losses based upon evaluation of known and inherent risks in the loan portfolio. The allowance is increased by providing for loan losses through a charge to expense and by recoveries of loans previously charged-off and is reduced by loans being charged-off.
While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Additionally, various regulatory agencies, as an integral part of the Bank's examination process, periodically assess the appropriate of the allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs, in accordance with U.S. GAAP.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 9 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Average total loans	$4,893,674	$4,844,917	$4,788,064	$4,651,524	$4,535,596
Allowance for loan losses, beginning of period	$54,538	$53,629	$53,239	$53,562	$52,976
Charged-off loans
Commercial and industrial	504	470	783	92	866
Commercial real estate	691	660	2,922	2,776	209
Commercial construction	—	—	—	—	308
Small business	73	128	268	268	84
Residential real estate	199	326	128	165	210
Home equity	160	308	94	416	420
Other consumer	279	258	371	381	273
Total charged-off loans	1,906	2,150	4,566	4,098	2,370
Recoveries on loans previously charged-off
Commercial and industrial	6	128	79	9	24
Commercial real estate	57	197	68	109	89
Commercial construction	—	—	—	100	—
Small business	29	92	47	156	47
Residential real estate	178	190	—	52	5
Home equity	67	55	93	62	22
Other consumer	135	147	167	137	119
Total recoveries	472	809	454	625	306
Net loans Charged-off (Recovered)
Commercial and industrial	498	342	704	83	842
Commercial real estate	634	463	2,854	2,667	120
Commercial construction	—	—	—	(100)	308
Small business	44	36	221	112	37
Residential real estate	21	136	128	113	205
Home equity	93	253	1	354	398
Other consumer	144	111	204	244	154
Total net loans charged-off	1,434	1,341	4,112	3,473	2,064
Provision for loan losses	1,901	2,250	4,502	3,150	2,650
Total allowances for loan losses, end of period	$55,005	$54,538	$53,629	$53,239	$53,562
Net loans charged-off as a percent of average total loans (annualized)	0.12%	0.11%	0.35%	0.30%	0.18%
Allowance for loan losses as a percent of total loans	1.11%	1.12%	1.12%	1.13%	1.18%
Allowance for loan losses as a percent of nonperforming loans	210.59%	198.93%	148.27%	153.61%	141.37%
Net loans charged-off as a percent of allowance for loan losses (annualized)	10.34%	9.86%	31.10%	25.88%	15.29%
Recoveries as a percent of charge-offs	24.76%	37.63%	9.94%	15.25%	12.91%

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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 10 - Summary of Allocation of Allowance for Loan Losses

	September 30, 2014		December 31, 2013
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$15,522	17.1%	$15,622	16.6%
Commercial real estate	25,709	47.3%	24,541	47.7%
Commercial construction	4,113	5.6%	3,371	4.7%
Small business	1,155	1.6%	1,215	1.6%
Residential real estate	2,822	10.8%	2,760	11.5%
Home equity	4,947	17.3%	5,036	17.5%
Other consumer	737	0.3%	694	0.4%
Total allowance for loan losses	$55,005	100.0%	$53,239	100.0%
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
Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $33.2 million and $39.9 million at September 30, 2014 and December 31, 2013, respectively. The decline is a result of the FHLB's repurchase of excess stock from its shareholders. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Identifiable Intangible Assets Goodwill and identifiable intangible assets were $180.9 million and $182.6 million at September 30, 2014 and December 31, 2013, respectively.
The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. The Company performed its annual goodwill impairment testing during the third quarter of 2014 and determined that the Company's goodwill was not impaired. Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes that indicated impairment of identifiable intangible assets.

Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $108.9 million and $100.4 million at September 30, 2014 and December 31, 2013, respectively. During the third quarter of 2014 the Company purchased an additional $10.0 million in life insurance policies. The Bank recorded tax exempt income from the life insurance policies of $774,000 and $2.2 million for the three and nine months ended September 30, 2014, respectively, a decrease of 2.4% and 4.6%, respectively, compared to the year ago period. In addition, the Company recognized tax exempt gains on life insurance benefits in the amount $2.0 million for the nine months ended September 30, 2014, respectively. There were no such gains for the three months ended September 30, 2014.
Deposits As of September 30, 2014, deposits increased by 6.3% to $5.3 billion when compared to $5.0 billion at December 31, 2013. Strong deposit growth was heavily led by the core deposit categories, which increased by $387.2 million from December 31, 2013 and now represent 87.1% of total deposits. Total cost of deposits was 0.21% for the third quarter.
The Bank also participates in the Certificate of Deposit Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposits investments for consumers, businesses and public entities. In addition, the Bank may occasionally raise funds through brokered certificates of deposit. This channel allows the Bank to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. At September 30, 2014 and December 31, 2013, the Company had $72.7 million and $77.5 million, respectively, of brokered deposits of which $51.7 million and $53.7 million, respectively, were part of the CDARS program.
Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.

In June of 2014, the Company used excess liquidity to pay off $75.0 million of FHLB borrowings and exited the associated hedge which fixed the rate on those borrowings. As represented in the financial statements, this resulted in a loss on termination of derivatives for the second quarter of approximately $1.1 million.

The Company’s borrowings consisted of the following as of the periods indicated:
Table 11 - Borrowings

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$60,127	$140,294
Short-term borrowings - one year and under (1)
Customer repurchase agreements and other short-term borrowings	153,192	154,288
Long-term borrowings - over one year (1)
Wholesale repurchase agreements	50,000	50,000
Junior subordinated debentures:
Capital Trust V	51,547	51,547
Slades Ferry Trust I	10,310	10,310
Central Trust I	5,258	5,258
Central Trust II	6,626	6,791
Subordinated debentures	30,000	30,000
Total long-term borrowings	$153,741	$153,906
Total borrowings	$367,060	$448,488
(1) Classification is based upon duration at origination and not predicated upon remaining time to maturity.
At both September 30, 2014 and December 31, 2013, the Bank had $2.9 billion of assets pledged as collateral against borrowings. These assets are primarily pledged to the FHLB of Boston, the Federal Reserve Bank of Boston, and serve as collateral for repurchase agreements.

Capital Resources On September 18, 2014, the Company’s Board of Directors declared a cash dividend of $0.24 per share to stockholders of record as of the close of business on September 29, 2014. This dividend was paid on October 10, 2014.
The Federal Reserve Board (Federal Reserve), the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At September 30, 2014 and December 31, 2013, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based, total risk-based capital, and Tier 1 leverage capital.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:
Table 12 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	September 30, 2014
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$623,793	12.47%	$400,277	≥	8.00%	N/A		N/A
Tier 1 capital (to risk weighted assets)	537,815	10.75%	200,138	≥	4.00%	N/A		N/A
Tier 1 capital (to average assets)	537,815	8.75%	245,945	≥	4.00%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$606,610	12.13%	$400,126	≥	8.00%	$500,157	≥	10.00%
Tier 1 capital (to risk weighted assets)	520,632	10.41%	200,063	≥	4.00%	300,094	≥	6.00%
Tier 1 capital (to average assets)	520,632	8.47%	245,922	≥	4.00%	307,402	≥	5.00%
	December 31, 2013
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$589,811	12.58%	$375,117	≥	8.00%	N/A		N/A
Tier 1 capital (to risk weighted assets)	505,646	10.78%	187,558	≥	4.00%	N/A		N/A
Tier 1 capital (to average assets)	505,646	8.64%	234,153	≥	4.00%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$582,599	12.42%	$375,205	≥	8.00%	$496,006	≥	10.00%
Tier 1 capital (to risk weighted assets)	498,434	10.63%	187,603	≥	4.00%	281,404	≥	6.00%
Tier 1 capital (to average assets)	498,434	8.51%	234,154	≥	4.00%	292,692	≥	5.00%
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
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining regulatory capital in excess of "well capitalized" minimum levels, dividends paid by the Bank to the Company totaled $11.8 million and $8.1 million for the three months ended September 30, 2014 and 2013, respectively, and totaled $28.3 million and $23.4 million for the nine months ended September 30, 2014 and 2013, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements. At both September 30, 2014 and 2013, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines. Certain provisions of the Basel III capital standards proposal will require trust preferred securities to be excluded from Tier 1 capital, however, the Company qualifies under certain grandfathering provisions which allows the trust preferred securities to continue to be treated as Tier 1 capital under the Basel III capital standards.
Investment Management As of September 30, 2014, the Rockland Trust Investment Management Group had assets under administration of $2.4 billion, representing approximately 4,756 trust, fiduciary, and agency accounts. At December 31, 2013, assets under administration were $2.3 billion, representing approximately 4,401 trust, fiduciary, and agency accounts. Included in these amounts as of September 30, 2014 and December 31, 2013 are assets under administration of $208.2 million and $195.9 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $4.4 million and $13.1 million for the three and nine months ended September 30, 2014, respectively, compared to $3.8 million and $11.3 million for the three and nine months ended September 30, 2013.
Additionally, for the three and nine months ended September 30, 2014, retail investments and insurance revenue was $581,000 and $1.6 million, respectively, compared to $353,000 and $1.1 million for the three and nine months ended September 30, 2013. Retail investments and insurance includes commission revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts, and Smith Companies LTD, a division of Capitas Financial, LLC.

RESULTS OF OPERATIONS
The following table provides a summary of results of operations:
Table 13 - Summary of Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Dollars in thousands)
Net Income	$15,738	$14,655	$43,867	$39,665
Diluted earnings per share	$0.66	$0.64	$1.83	$1.73
Return on average assets	0.99%	1.00%	0.94%	0.93%
Return on average equity	9.97%	10.53%	9.56%	9.74%
Net interest margin	3.42%	3.43%	3.46%	3.53%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
On a fully tax equivalent basis, net interest income for the third quarter of 2014 increased $4.4 million, or 9.7%, to $49.8 million, when compared to the third quarter of 2013. The decline in the net interest margin is primarily the result of excess liquidity and assets re-pricing in a lower rate environment without the ability to fully offset this impact through further reductions in funding costs.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ending September 30, 2014 and 2013. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 14 - Average Balance, Interest Earned/Paid & Average Yields

	Three Months Ended September 30
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$153,314	$96	0.25%	$128,027	$79	0.24%
Securities
Taxable investment securities	704,021	4,563	2.57%	561,678	3,763	2.66%
Nontaxable investment securities (1)	5,861	55	3.72%	844	15	7.05%
Total securities	709,882	4,618	2.58%	562,522	3,778	2.66%
Loans held for sale	16,812	159	3.75%	20,784	156	2.98%
Loans (2)
Commercial and industrial	842,672	8,150	3.84%	746,767	7,358	3.91%
Commercial real estate (1)	2,302,181	24,252	4.18%	2,159,869	23,812	4.37%
Commercial construction	266,534	2,824	4.20%	230,446	2,409	4.15%
Small business	80,114	1,133	5.61%	75,791	1,048	5.49%
Total commercial	3,491,501	36,359	4.13%	3,212,873	34,627	4.28%
Residential real estate	537,669	5,511	4.07%	503,313	4,899	3.86%
Home equity	847,365	7,459	3.49%	798,381	7,228	3.59%
Total consumer real estate	1,385,034	12,970	3.72%	1,301,694	12,127	3.70%
Other consumer	17,139	412	9.54%	21,029	488	9.21%
Total loans	4,893,674	49,741	4.03%	4,535,596	47,242	4.13%
Total interest-earning assets	$5,773,682	$54,614	3.75%	$5,246,929	$51,255	3.88%
Cash and due from banks	78,375			141,922
Federal Home Loan Bank stock	34,576			38,674
Other assets	426,661			384,145
Total assets	$6,313,294			$5,811,670
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,067,132	$895	0.17%	$1,760,508	$811	0.18%
Money market	1,027,830	608	0.23%	891,601	561	0.25%
Time deposits	686,195	1,232	0.71%	699,865	1,277	0.72%
Total interest-bearing deposits	$3,781,157	$2,735	0.29%	$3,351,974	$2,649	0.31%
Borrowings
Federal Home Loan Bank	$60,151	$462	3.05%	225,749	1,377	2.42%
Customer repurchase agreements and other short-term borrowings	146,804	49	0.13%	149,365	49	0.13%
Wholesale repurchase agreements	50,000	292	2.32%	50,000	292	2.32%
Junior subordinated debentures	73,771	1,010	5.43%	73,990	1,021	5.47%
Subordinated debentures	30,000	257	3.40%	30,000	443	5.86%

Total borrowings	$360,726	$2,070	2.28%	$529,104	$3,182	2.39%
Total interest-bearing liabilities	$4,141,883	$4,805	0.46%	$3,881,078	$5,831	0.60%
Demand deposits	1,459,105			1,303,181
Other liabilities	86,052			75,133
Total liabilities	$5,687,040			$5,259,392
Stockholders' equity	626,254			552,278
Total liabilities and stockholders' equity	$6,313,294			$5,811,670
Net interest income (1)		$49,809			$45,424
Interest rate spread (3)			3.29%			3.28%
Net interest margin (4)			3.42%			3.43%
Supplemental information
Total deposits, including demand deposits	$5,240,262	$2,735		$4,655,155	$2,649
Cost of total deposits			0.21%			0.23%
Total funding liabilities, including demand deposits	$5,600,988	$4,805		$5,184,259	$5,831
Cost of total funding liabilities			0.34%			0.45%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $246,000 and $228,000 for the three months ended September 30, 2014 and 2013, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $5.9 million and $844,000 and nontaxable industrial development bonds recorded within commercial real estate with average balances of $44.3 million and $42.1 million, for the three months ended September 30, 2014 and 2013, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 15—Average Balance, Interest Earned/Paid & Average Yields

	Nine Months Ended September 30
	2014			2013
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$108,771	$203	0.25%	$72,126	$134	0.25%
Securities
Taxable investment securities	709,774	13,903	2.62%	539,823	10,798	2.67%
Nontaxable investment securities (1)	6,036	181	4.01%	892	52	7.79%
Total securities	715,810	14,084	2.63%	540,715	10,850	2.68%
Loans held for sale	10,840	306	3.77%	32,796	661	2.69%
Loans (2)
Commercial and industrial	835,092	24,234	3.88%	725,385	21,534	3.97%
Commercial real estate (1)	2,289,601	73,177	4.27%	2,143,925	71,780	4.48%
Commercial construction	246,077	7,787	4.23%	218,181	6,732	4.13%
Small business	78,832	3,289	5.58%	77,068	3,200	5.55%
Total commercial	3,449,602	108,487	4.20%	3,164,559	103,246	4.36%
Residential real estate	539,400	15,997	3.97%	540,073	16,206	4.01%
Home equity	835,549	22,061	3.53%	796,326	21,391	3.59%

Total consumer real estate	1,374,949	38,058	3.70%	1,336,399	37,597	3.76%
Other consumer	18,054	1,345	9.96%	23,320	1,568	8.99%
Total loans	4,842,605	147,890	4.08%	4,524,278	142,411	4.21%
Total interest-earning assets	$5,678,026	$162,483	3.83%	$5,169,915	$154,056	3.98%
Cash and due from banks	111,091			114,199
Federal home loan bank stock	37,557			39,455
Other assets	418,333			403,311
Total assets	$6,245,007			$5,726,880
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,024,157	$2,703	0.18%	$1,685,398	$2,192	0.17%
Money market	1,009,821	1,834	0.24%	877,891	1,689	0.26%
Time deposits	711,393	3,777	0.71%	726,737	3,976	0.73%
Total interest-bearing deposits	$3,745,371	$8,314	0.30%	$3,290,026	$7,857	0.32%
Borrowings
Federal home loan bank	$113,995	$2,327	2.73%	$267,515	$4,188	2.09%
Customer repurchase agreements and other short-term borrowings	140,421	148	0.14%	146,872	205	0.19%
Wholesale repurchase agreements	50,000	866	2.32%	50,000	866	2.32%
Junior subordinated debentures	73,826	2,996	5.43%	74,046	3,029	5.47%
Subordinated debentures	30,000	758	3.38%	30,000	1,524	6.79%
Total borrowings	$408,242	$7,095	2.32%	$568,433	$9,812	2.31%
Total interest-bearing liabilities	$4,153,613	$15,409	0.50%	$3,858,459	$17,669	0.61%
Demand Deposits	1,398,599			1,244,138
Other liabilities	79,139			79,650
Total liabilities	$5,631,351			$5,182,247
Stockholders' equity	613,656			544,633
Total liabilities and stockholders' equity	$6,245,007			$5,726,880
Net interest income (1)		$147,074			$136,387
Interest rate spread (3)			3.33%			3.37%
Net interest margin (4)			3.46%			3.53%
Supplemental information
Total deposit, including demand deposits	$5,143,970	$8,314		$4,534,164	$7,857
Cost of total deposits			0.22%			0.23%
Total funding liabilities, including demand deposits	$5,552,212	$15,409		$5,102,597	$17,669
Cost of total funding liabilities			0.37%			0.46%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $851,000 and $714,000 for the nine months ended September 30, 2014 and 2013, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $6.0 million and $892,000 and nontaxable industrial development bonds recorded within commercial real estate with average balances of $44.6 million and $37.4 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Table 16 - Volume Rate Analysis

	Three Months Ended September 30			Nine Months Ended September 30
	2014 Compared To 2013			2014 Compared To 2013
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposit, federal funds sold and short term investments	$1	$16	$17	$1	$68	$69
Securities
Taxable investment securities	(154)	954	800	(295)	3,400	3,105
Nontaxable investment securities (1)	(49)	89	40	(171)	300	129
Total securities			840			3,234
Loans held for sale	33	(30)	3	88	(443)	(355)
Loans
Commercial and industrial	(153)	945	792	(557)	3,257	2,700
Commercial real estate (1)	(1,129)	1,569	440	(3,479)	4,877	1,398
Commercial construction	38	377	415	194	861	1,055
Small business	25	60	85	16	73	89
Total commercial			1,732			5,242
Residential real estate	278	334	612	(189)	(20)	(209)
Home equity	(212)	443	231	(384)	1,054	670
Total consumer real estate			843			461
Other consumer	14	(90)	(76)	131	(354)	(223)
Total loans (1)(2)			2,499			5,480
Total income of interest-earning assets			$3,359			$8,428
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(57)	$141	$84	$70	$441	$511
Money market	(39)	86	47	(109)	254	145
Time certificates of deposits	(20)	(25)	(45)	(115)	(84)	(199)
Total interest bearing deposits			86			457
Borrowings
Federal Home Loan Bank borrowings	95	(1,010)	(915)	542	(2,403)	(1,861)
Customer repurchase agreements and other short-term borrowings	1	(1)	—	(48)	(9)	(57)
Wholesale repurchase agreements	—	—	—	—	—	—
Junior subordinated debentures	(8)	(3)	(11)	(24)	(9)	(33)
Subordinated debt	(186)	—	(186)	(766)	—	(766)
Total borrowings			(1,112)			(2,717)
Total expense of interest-bearing liabilities			(1,026)			(2,260)
Change in net interest income			$4,385			$10,688

(1)	The table above reflects income determined on a fully tax equivalent basis. See footnote (1) to tables 14 and 15 above for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
The increase in net interest income is driven primarily by loan growth, fueled mainly by acquisitions, exceeding the impact of a continued decreasing interest rate environment.

Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses totaled $1.9 million and $8.7 million for the three and nine months ended September 30, 2014, respectively, compared with $2.7 million and $7.1 million for the comparable year-ago periods. The Company’s allowance for loan losses, as a percentage of total loans, was 1.11% at September 30, 2014, as compared to 1.13% at December 31, 2013 and 1.18% at September 30, 2013. For the three and nine months ended September 30, 2014, net loan charge-offs totaled $1.4 million and $6.9 million, respectively, a decrease of $630,000 and an increase of $1.6 million from the three and nine months ended September 30, 2013.
Regional and local general economic conditions continued to improve during the first nine months of 2014, as measured by employment levels, economic activity, and other regional economic indicators. Local residential real estate market fundamentals were mixed during the third quarter of 2014, characterized by a lower level of home sales but increased sales prices compared to the same period in 2013. Consumer spending in Massachusetts continued to grow in 2014 through the third quarter. Regional commercial real estate market conditions were mixed, with most markets experiencing positive trends, but some exhibiting higher vacancy rates and flat to negative absorption. Leading economic indicators suggest continued economic improvement through the end of 2014.
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

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 17 - Noninterest Income

	Three Months Ended
	September 30		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,656	$4,604	$52	1.13%
Interchange and ATM fees	3,375	2,845	530	18.63%
Investment management	5,016	4,175	841	20.14%
Mortgage banking income	1,015	1,843	(828)	(44.93)%
Loan level derivative income	381	1,331	(950)	(71.37)%
Increase in cash surrender value of life insurance policies	774	793	(19)	(2.40)%
Gain on extinguishment of debt	—	763	(763)	(100.00)%
Gain on sale of equity securities, net	67	—	67	100.00%
Other noninterest income	1,814	1,776	38	2.14%
Total	$17,098	$18,130	$(1,032)	(5.69)%

	Nine Months Ended
	September 30		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Deposit account fees	$13,478	$13,164	$314	2.39%
Interchange and ATM fees	9,672	7,934	1,738	21.91%
Investment management	14,755	12,417	2,338	18.83%
Mortgage banking income	2,379	5,794	(3,415)	(58.94)%
Loan level derivative income	1,452	2,679	(1,227)	(45.80)%
Increase in cash surrender value of life insurance policies	2,217	2,325	(108)	(4.65)%
Gain on extinguishment of debt	—	763	(763)	(100.00)%
Gain on life insurance benefits	1,964	—	1,964	100.00%
Gain (loss) on sale of equity securities, net	138	(4)	142	3,550.00%
Other noninterest income	5,414	5,473	(59)	(1.08)%
Total	$51,469	$50,545	$924	1.83%
Noninterest income amounted to $17.1 million and $51.5 million during the three and nine months ended September 30, 2014, a $1.0 million, or 5.7%, decrease and a $924,000, or 1.8%, increase, respectively, from the same periods in the prior year. The primary reasons for the significant variances in the noninterest income category shown in the preceding tables are noted below:
Deposit account fees and interchange and ATM fees increased as compared to the prior year comparative periods due to the Bank's increased customer base, as a result of acquisitions and successful growth of core checking accounts.
Investment management income growth is driven primarily from growth in overall assets under administration, which were $2.4 billion at September 30, 2014, an increase of 284.7 million, or 13.2%, as compared to September 30, 2013. In addition, the Company has experienced successful growth in the retail channel during the year.
Mortgage banking income decreased driven by a lower volume of loan production during the three and nine months ended September 30, 2014.
Loan level derivative income decreased due to the mix of commercial loan closings during the three and nine months ended September 30, 2014.

Certain nonrecurring items such as gains on life insurance benefits and extinguishment of debt also impact comparisons to the prior year comparative periods.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 18 - Noninterest Expense

	Three Months Ended
	September 30		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$23,651	$22,654	$997	4.40%
Occupancy and equipment expenses	5,027	4,573	454	9.93%
Data processing & facilities management	1,178	1,179	(1)	(0.08)%
FDIC assessment	957	898	59	6.57%
Advertising expense	1,179	759	420	55.34%
Consulting expense	737	914	(177)	(19.37)%
Debit card expense	552	766	(214)	(27.94)%
Merger and acquisition expenses	677	366	311	84.97%
Software maintenance	579	599	(20)	(3.34)%
Other noninterest expenses	8,070	8,014	56	0.70%
Total	$42,607	$40,722	$1,885	4.63%

	Nine Months Ended
	September 30		Change
	2014	2013	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$69,574	$66,963	$2,611	3.90%
Occupancy and equipment expenses	16,474	14,742	1,732	11.75%
Data processing & facilities management	3,609	3,564	45	1.26%
FDIC assessment	2,828	2,653	175	6.60%
Advertising expense	3,252	3,410	(158)	(4.63)%
Consulting expense	2,105	2,291	(186)	(8.12)%
Debit card expense	1,694	2,209	(515)	(23.31)%
Loss on termination of derivatives	1,122	—	1,122	100.00%
Merger and acquisition expenses	754	2,465	(1,711)	(69.41)%
Software maintenance	1,850	1,878	(28)	(1.49)%
Other noninterest expenses	24,212	25,630	(1,418)	(5.53)%
Total	$127,474	$125,805	$1,669	1.33%
Noninterest expense increased by $1.9 million, or 4.63%, and increased by $1.7 million, or 1.33%, during the three and nine months ended September 30, 2014, as compared to the same periods in the prior year. The primary reasons for the significant variances in the noninterest expense category shown in the preceding tables are noted below:
The increase in salaries and employee benefits reflects overall increases in the employee base (including the November 2013 Mayflower acquisition) along with increases in commissions and payroll taxes.
Occupancy and equipment expense increases were attributable to costs associated with the Mayflower acquired facilities, 2014 first quarter impairment on certain acquired facilities, increased equipment maintenance and repairs, increased snow removal costs, and utilities.

Advertising expense fluctuates due to the timing of marketing campaigns.
Consulting expense has decreased slightly due to timing of certain initiatives.
During the second quarter of 2014, the Company repaid $75.0 million of Federal Home Loan Bank borrowings and terminated associated derivative positions which resulted in the recognition of a loss on termination of $1.1 million.
Merger and acquisition expense in 2014 is primarily related to the Peoples Federal Bancorp acquisition which is expected to close in the first quarter of 2015 subject to shareholder and regulatory approval and satisfaction of other conditions to closing. The majority of the expense in 2013 relates to various contract terminations and benefit expenses associated with the Central Bancorp, Inc. acquisition which closed in November of 2012.
Other noninterest expense decreased for the nine months ended September 30, 2014 due primarily to reduced contract labor costs, mortgage operations expense, and loan workout costs.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 19 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Combined federal and state income tax provisions	$6,415	$5,299	$17,699	$13,698
Effective income tax rates	28.96%	26.56%	28.75%	25.67%
The effective income tax rates are lower than the blended statutory tax rate of 40.74% for the three and nine months ended September 30, 2014 and 2013, due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in Low Income Housing Project Investments. The increase in the tax rate for 2014 is primarily due to a reduction in the benefits recognized from New Markets Tax Credits.

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

The Company invests in various Low Income Housing Projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2030, which represents the period that the tax benefits will be utilized. The total committed investment in these partnerships is $29.5 million, of which $7.3 million has been funded. It is expected that the limited partnership investments will generate a net tax benefit of approximately $459,000 for the 2014 calendar year, and a total of $10.3 million over the remaining life of the investments, from the combination of the tax credits and operating losses.
Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry-back” refund claims could be made. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect of a change in enacted tax rates on the deferred tax assets is recognized in income in the period that includes the enactment date. The Company had no recorded tax valuation allowance as of September 30, 2014 and 2013.

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
Compliance Risk Compliance risk represents the risk of regulatory sanctions or financial loss resulting from the Company’s failure to comply with rules and regulations issued by the various banking agencies, the U.S. Securities and Exchange Commission, the NASDAQ Stock Market, and standards of good banking practice. Activities which may expose the Company to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, adherence to all applicable laws and regulations, community reinvestment initiatives and employment and tax matters. Compliance risk is mitigated through the use of written policies and procedures, training of staff, and monitoring of activities for adherence to those procedures.
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
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for September 30, 2014 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual (12 to 24 months) shifts in interest. Additionally, the Company analyzed a separate alternative scenario, labeled "Yield Curve Twist". In this scenario the long-term end of the yield curve increases over the first 18 months of the simulation, followed by the short term rate rising over months 19-36. This causes the curve to flatten around a targeted fed fund rate of 4.00%.
The results of all scenarios are outlined in the table below:
Table 21 - Interest Rate Sensitivity

	Impact on Net Interest Income
	As of September 30,
	2014		2013
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(0.2)%	(3.9)%	—%	(3.1)%
+100	4.7%	7.1%	3.6%	5.6%
+200	9.3%	14.2%	7.3%	11.4%
+300	14.0%	21.4%	11.1%	17.3%
+400	18.7%	28.5%	14.7%	23.1%

Gradual rate shifts (basis points)
-100 over 12 months	0.2%	(2.6)%	0.3%	(2.1)%
+200 over 12 months	4.2%	12.4%	3.2%	9.8%
+400 over 24 months	4.3%	17.2%	3.2%	13.5%
Flat +500 over 12 months	5.2%	19.9%	3.9%	15.5%

Alternative scenarios
Yield curve twist	0.5%	4.1%	n/a	n/a

The Company's policy on interest rate risk simulation also specifies that estimated net interest income for the second year of all “core scenarios” should not decline by more than 15.0%. The Company was within policy limits at September 30, 2014 and 2013. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
The most significant factors affecting market risk exposure of the Company’s net interest income during the nine months ended September 30, 2014 were the shape of the U.S. Government securities and interest rate swap yield curve, the level of U.S. prime interest rate and LIBOR rates, and the level of interest rates being offered on long-term fixed rate loans.
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
The Company actively manages its liquidity position under the direction of the Asset Liability Committee of the Bank (ALCO). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets, short-term liabilities, and available capacity at the FHLB relative to total assets, was within policy limits at September 30, 2014. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dated indicated:
Table 22 - Sources of Liquidity

	September 30, 2014			December 31, 2013
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$60,127	$767,208		$140,294	$668,143
Federal Reserve Bank of Boston	—	801,435		—	856,013
Unpledged Securities	—	299,202		—	272,121
Customer repurchase agreements	153,192	—	(3)	149,288	—	(3)
Wholesale repurchase agreements	50,000	—	(3)	50,000	—	(3)
Junior subordinated debentures (1)	73,741	—	(3)	73,906	—	(3)
Subordinated debt	30,000	—	(3)	30,000	—	(3)
Parent Company line of credit	—	10,000		5,000	5,000
Brokered deposits (2)	72,723	—	(3)	77,501	—	(3)
	$439,783	1,877,845		$525,989	$1,801,277

(1)	Amounts shown are inclusive of fair value marks.

(2)
Inclusive of $51.7 million and $53.7 million of brokered deposits acquired through participation in the Certificate of Deposit Account Registry Service program as of September 30, 2014 and December 31, 2013, respectively.

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
Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the three months ended September 30, 2014. See Note 7, "Derivative and Hedging Activities" and Note 11, "Commitments and Contingencies" within Notes to Consolidated Financial Statements included in Item 1 hereof for more information relating to the Company's off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the three months ended September 30, 2014. Please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a complete table of contractual obligations, commitments and contingencies.

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
Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
The Company is not involved in any legal proceedings, other than routine legal proceedings occurring in the ordinary course of business, or other matters considered to be material. Management believes that those legal proceedings involve, in the aggregate, amounts that are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors
As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table displays that there was no activity relating to the Company’s repurchases of its common stock during the three months ended September 30, 2014:

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
July 1 to July 31, 2014	—	$—	—	—
August 1 to August 31, 2014	—	$—	—	—
September 1 to September 30, 2014	—	$—	—	—
Total	—		—

(1)	The Company does not currently have a stock repurchase program or plan in place.

Item  3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Index

No.	Exhibit

2.1
Agreement and Plan of Merger dated August 5, 2014 by and among Independent Bank Corp., Rockland Trust Company, Peoples Federal Banchares, Inc. and Peoples Federal Savings Bank is incorporated by reference to Exhibit 2.1 to Form 8-K filed on August 7, 2014.

4.1	Independent Bank Corp. 2014 Dividend Reinvestment and Stock Purchase Plan incorporated by reference to Form S-3 filed on October 31, 2014 (SEC File No. 333-169024).
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101	Interactive Data File +

*	Filed herewith

+	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

November 6, 2014	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

November 6, 2014	/s/ Robert Cozzone
Robert Cozzone Chief Financial Officer and Treasurer (Principal Financial Officer)
INDEPENDENT BANK CORP.
(registrant)