Form 10-K
period 2014-12-31
INDEPENDENT BANK CORP
filed 2015-02-27
CIK 776901

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 1-9047
Independent Bank Corp.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2870273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Office Address: 2036 Washington Street, Hanover, Massachusetts Mailing Address: 288 Union Street, Rockland, Massachusetts (Address of principal executive offices)	02339 02370 (Zip Code)
Registrant’s telephone number, including area code:
(781) 878-6100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0l par value per share	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2014, was approximately $871,400,514.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. February 1, 2015 -  24,019,698

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

Portions of the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K. The 2015 definitive proxy statement will be filed within 120 days of December 31, 2014.

INDEPENDENT BANK CORP.
2014 ANNUAL REPORT ON FORM 10-K

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under the “Risk Factors” section of this Annual Report on Form 10-K include, but are not limited to:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;

•	adverse changes in the local real estate market;

•	a deterioration of the credit rating for U.S. long-term sovereign debt;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax expense, resulting from failure to comply with general tax laws, changes in tax laws or failure to comply with requirements of the federal New Markets Tax Credit program;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio;

•	unexpected increased competition in the Company’s market area;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	a deterioration in the conditions of the securities markets;

•	our inability to adapt to changes in information technology;

•	electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;

•	adverse changes in consumer spending and savings habits;

•	the inability to realize expected revenue synergies from the Peoples Federal Bancshares merger in the amounts or in the timeframe anticipated;

•	costs or difficulties relating to the Peoples Federal Bancshares integration matters might be greater than expected;

•	inability to retain customers and employees, including those of Peoples Federal Bancshares;

•	the effect of laws and regulations regarding the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to the Company’s business;

•
changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;

•	cyber security attacks or intrusions that could adversely impact our businesses; and

•	other unexpected material adverse changes in our operations or earnings.

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

PART I.

ITEM 1. BUSINESS

General
Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. Rockland is a community-oriented commercial bank, and the community banking business is the Company’s only reportable operating segment. The community banking business is managed as a single strategic unit and derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings, and time deposits, and investment management. At December 31, 2014, the Company had total assets of $6.4 billion, total deposits of $5.2 billion, stockholders’ equity of $640.5 million, and 980 full-time equivalent employees.

During the third quarter of 2014 the Company announced the signing of a definitive merger agreement for the acquisition of Peoples Federal Bancshares, Inc. (“Peoples”). On February 20, 2015, the Company completed the Peoples acquisition, adding eight full service bank branches. The Company paid total consideration of $141.8 million to Peoples shareholders using stock and cash, issuing 2,052,137 shares of common stock and paying $55.4 million in cash, in the aggregate. See Note 22 "Subsequent Events" to the Consolidated Financial Statements in Item 8 hereof for further discussion of the acquisition.

The Company is currently the sponsor of Independent Capital Trust V, a Delaware statutory trust, Slade's Ferry Statutory Trust I, a Connecticut statutory trust, Central Bancorp Capital Trust I, a Delaware statutory trust, and Central Bancorp Statutory Trust II, a Connecticut statutory trust, each of which was formed to issue trust preferred securities. These statutory trusts are not included in the Company's consolidated financial statements in accordance with the requirements of the consolidation topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
As of December 31, 2014, the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and included in the Company’s consolidated financial statements:

•
Six Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., Taunton Avenue Securities Corp., Goddard Ave Securities Corp., Central Securities Corporation, and MFLR Securities Corporation;

•
Rockland Trust Community Development Corporation, which has two wholly-owned subsidiaries, Rockland Trust Community Development LLC and Rockland Trust Community Development Corporation II, and which also serves as the manager of three Limited Liability Company subsidiaries wholly-owned by the Bank, Rockland Trust Community Development III LLC, Rockland Trust Community Development IV LLC, and Rockland Trust Community Development V LLC, which are all qualified as community development entities under federal New Markets Tax Credit Program criteria;

•
Rockland MHEF Fund LLC was established as a wholly-owned subsidiary of Rockland Trust. Massachusetts Housing Equity Fund, Inc. is the third party nonmember manager of Rockland MHEF Fund LLC which was established to invest in certain low-income housing tax credit projects;

•	RTC LIHTC Investments LLC, which was established to invest primarily in Massachusetts based low-income housing tax credit projects;

•	Rockland Trust Phoenix LLC, formed for the purpose of holding, maintaining, and disposing of certain foreclosed properties;

•	Compass Exchange Advisors LLC, which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code;

•	Bright Rock Capital Management LLC, which was established to act as a registered investment advisor under the Investment Advisors Act of 1940; and,

•	Mayflower Plaza LLC, a subsidiary of a bank acquired in 2013 which owns a small retail plaza in Lakeville, Massachusetts.

Periodically, Compass Exchange Advisors LLC, a wholly-owned subsidiary of the Bank, acts as an Exchange Accommodation Titleholder (“EAT”) in connection with customers' like-kind exchanges under Section 1031 of the Internal Revenue Code. When Compass Exchange Advisors LLC provides EAT services, it establishes an EAT entity to hold title to property for its customers for up to 180 days in accordance with Internal Revenue Service guidelines. EAT entities are considered the property owner solely for federal income tax purposes, and in no other instances, in order to facilitate a customer's like kind exchange. A typical EAT entity is a Massachusetts corporation whose directors are all Rockland Trust officers and which has Compass Exchange Advisors LLC as its sole shareholder. The EAT entity owns all of the membership interest in a LLC which holds title to the property and is managed by the customer. All financial benefits and burdens of property ownership are borne by the customer. EAT entities are therefore not consolidated onto Compass Exchange Advisors LLC's balance sheet in accordance with requirements of the consolidation topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

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
In attracting deposits, the Bank’s primary competitors are savings banks, commercial and co-operative banks, credit unions, internet banks, as well as other nonbank institutions that offer financial alternatives such as brokerage firms and insurance companies. Competitive factors considered in attracting and retaining deposits include deposit and investment products and their respective rates of return, liquidity, and risk, among other factors, such as convenient branch locations and hours of operation, personalized customer service, online and mobile access to accounts, and automated teller machines.
The Bank’s market area is attractive and entry into the market by financial institutions previously not competing in the market area may continue to occur which could impact the Bank’s growth or profitability. The Bank’s market area is generally comprised of Eastern Massachusetts, including Cape Cod, and Rhode Island.

Lending Activities
The Bank’s gross loan portfolio (loans before allowance for loan losses) amounted to $5.0 billion on December 31, 2014, or 78.1% of total assets. The Bank classifies loans as commercial, consumer real estate, or other consumer. Commercial loans consist of commercial and industrial loans, asset-based loans, commercial real estate, commercial construction, and small business loans. Commercial and industrial loans generally consist of loans with credit needs in excess of $250,000 and revenue in excess of $2.5 million, for working capital and other business-related purposes and floor plan financing. Asset-based loans consist primarily of revolving lines of credit but also include term loans. Asset-based revolving lines of credit are typically structured as committed lines with terms of three to five years, have variable rates of interest, and are collateralized by accounts receivable and inventory. Asset based term loans are typically secured by owner occupied commercial real estate and machinery and equipment. Commercial real estate loans are comprised of commercial mortgages, including mortgages for construction purposes that are secured by nonresidential properties, multifamily properties, or one-to-four family rental properties. Small business loans, including real estate loans, generally consist of loans to businesses with commercial credit needs of less than or equal to $250,000 and revenues of less than $2.5 million. Consumer real estate consists of residential mortgages and home equity loans and lines that are secured primarily by owner-occupied residences and mortgages for the construction of residential properties. Other consumer loans are mainly personal loans and automobile loans.
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
Other Real Estate Owned (“OREO”) includes real estate properties, which have served as collateral to secure loans, that are controlled or owned by the Bank. In order to facilitate the disposition of OREO, the Bank may finance the purchase of such properties at market rates if the borrower qualifies under the Bank’s standard underwriting guidelines. The Bank had eighteen properties held as OREO at December 31, 2014 with a balance of $7.7 million.
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
Loans are approved based upon a hierarchy of authority, predicated upon the size of the loan. Levels within the hierarchy of lending authorities range from individual lenders to the Executive Committee of the Board of Directors. In accordance with governing banking statutes, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $137.8 million, at December 31, 2014, which is the Bank’s legal lending limit. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $103.4 million, at December 31, 2014, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s self-imposed restrictive limit. The Bank’s largest relationship as of December 31, 2014 consisted of forty-seven loans with an aggregate of $69.6 million in exposure.
Sale of Loans    The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors, such as the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“Fannie Mae”), and other investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Depending on market conditions, the Bank may sell the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing rights asset is recognized. As part of its asset/liability management strategy, the Bank may retain a portion of the adjustable rate and fixed rate residential real estate loan originations for its portfolio. During 2014, the Bank originated $215.5 million in residential real estate loans of which $67.9 million were retained in its portfolio.
Loan Portfolio    The following table shows the balance of the loans, the percentage of the gross loan portfolio, and the percentage of total interest income that the loans generated, by category, for the fiscal years indicated:

	As of	% of Total Loans	% of Total Interest Income Generated For the Years Ended December 31,
	December 31, 2014		2014	2013	2012
	(Dollars in thousands)
Commercial	$3,559,403	71.7%	66.6%	66.9%	65.8%
Consumer real estate	1,394,122	28.0%	23.6%	24.2%	23.7%
Other consumer	17,208	0.3%	0.8%	1.0%	1.4%
Total	$4,970,733	100.0%	91.0%	92.1%	90.9%
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
The following pie chart shows the diversification of the commercial and industrial portfolio as of December 31, 2014:

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average loan size	$234
Largest individual commercial and industrial loan outstanding	$24,000
Commercial and industrial nonperforming loans/commercial and industrial loans	0.33%
Commercial and industrial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial term loans have fixed rates of interest and are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 2014, there were $483.9 million of term loans in the commercial and industrial loan portfolio.
Collateral for commercial and industrial revolving lines of credit may consist of accounts receivable, inventory, or both, as well as other business assets. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2014, there were $376.9 million of revolving lines of credit in the commercial and industrial loan portfolio.
Also included in the commercial and industrial portfolio are automobile and, to a lesser extent, boat, recreational vehicle, and other vehicle floor plan financing. Floor plan loans are secured by the automobiles, boats, or other vehicles, which constitute the dealer’s inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer’s inventory for an extended period, the Bank requires the dealer to pay-down the outstanding balance associated with such unit. Contractors hired by the Bank make unannounced periodic inspections of each dealer to review the condition of the underlying collateral and ensure that each unit that the Company has financed is accounted for. At December 31, 2014, there were $72.4 million in floor plan loans, all of which have variable rates of interest.
Small business lending caters to all of the banking needs of businesses with commercial credit requirements and revenues typically less than or equal to $250,000 and $2.5 million, respectively, and uses partially automated loan underwriting capabilities. Additionally, the Company makes use of the Bank’s authority as a preferred lender with the U.S. Small Business Administration (“SBA”). At December 31, 2014, there were $30.5 million of SBA guaranteed loans in the commercial and industrial and commercial real estate loan categories, and $4.8 million of SBA guaranteed loans in the small business loan category.

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
The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2014:

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$779
Largest individual commercial real estate mortgage outstanding	$28,000
Commercial real estate nonperforming loans/commercial real estate loans	0.29%
Owner occupied commercial real estate loans/commercial real estate loans	17.5%
Although terms vary, commercial real estate loans typically are underwritten with maturities of five to ten years. These loans generally have amortization periods of 20 to 25 years, with interest rates that float in accordance with a designated index or that are fixed during the origination process. For loans with terms greater than five years, with certain exceptions, interest rates may be fixed for no longer than five years and are reset typically on the fifth anniversary of the loan. It is the Bank’s policy to obtain personal guarantees from the principals of the borrower on commercial real estate loans and to obtain financial statements at least annually from all actively managed commercial and multi-family borrowers.
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
Also included in the commercial real estate portfolio are industrial developmental bonds. The Bank owns certain bonds issued by various state agencies, municipalities and nonprofit organizations that it categorizes as loans. This categorization is made on the basis that another entity (i.e. the Bank’s customer), not the issuing agency, is responsible for the payment to the Bank of the principal and interest on the debt. Furthermore, credit underwriting is based solely on the credit of the customer (and guarantors, if any), the banking relationship is with the customer and not the agency, there is no active secondary market for the bonds, and the bonds are not available for sale, but are intended to be held by the Bank until maturity. Therefore, the Bank believes that such bonds are more appropriately characterized as loans, rather than securities. At December 31, 2014, the balance of industrial development bonds was $71.3 million.
Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing properties. Nonpermanent construction loans generally have terms of at least six months, but not more than two years. They usually do not provide for amortization of the loan balance during the construction term. The majority of the Bank’s commercial construction loans have floating rates of interest. At December 31, 2014 the commercial construction portfolio amounted to $266.0 million.
Construction loans are generally considered to present a higher degree of risk than permanent real estate loans and may be affected by a variety of factors, such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. Other construction-related risks may include market risk, that is, the risk that “for-sale” or “for-lease” units may or may not be absorbed by the market within a developer’s anticipated time-frame or at a developer’s anticipated price. When the Company enters into a loan agreement with a borrower on a construction loan, an interest reserve may be included in the amount of the loan commitment to the borrower and it allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan. The interest may be capitalized and added to the loan balance. Management actively tracks and monitors these accounts. At December 31, 2014 the amount of interest reserves relating to construction loans was approximately $4.0 million.
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
Home equity loans and lines may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower’s residence or second home. At December 31, 2014, 59.4% of the home equity portfolio was in first lien position and 40.6% of the portfolio was in second lien position. At December 31, 2014, $352.1 million, or 40.8%, of the home equity portfolio were term loans and $511.8 million, or 59.2%, of the home equity portfolio was comprised of revolving lines of credit. The Bank will typically originate home equity loans and lines in an amount up to 80% of the appraised value or on-line valuation, reduced for any loans outstanding which are secured by such collateral. Home equity loans and lines are underwritten in accordance with the Bank’s loan policy, which includes a combination of credit score, loan-to-value (“LTV”) ratio, employment history and debt-to-income ratio.
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
Other Consumer Loans    The Bank makes loans for a wide variety of personal needs. Consumer loans primarily consist of installment loans and overdraft protection. The Bank’s consumer loans also include auto, unsecured loans, loans secured by deposit accounts and loans to purchase motorcycles, recreational vehicles, or boats. Effective January 1, 2015, the Bank no longer offers consumer unsecured loans, or loans to purchase or refinance automobiles, motorcycles, boats or recreational vehicles.

Investment Activities
The Bank’s securities portfolio consists of U.S. Treasury securities, U.S. Government agency securities, agency mortgage-backed securities, agency collateralized mortgage obligations, state, county, and municipal securities, corporate debt, single issuer and pooled trust preferred securities issued by banks and insurers and equity securities, comprised primarily of investments in mutual funds. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. Treasury and U.S. Government Agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than noninsured or nonguaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy ("Investment Policy") adopted by the Board of Directors. The Chief Executive Officer or the Chief Financial Officer may make investments with the approval of one additional member of the Asset/Liability Management Committee, subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s Asset/Liability Management Committee, or its appointee, is required to evaluate any purchase from the standpoint of overall diversification of the portfolio. At December 31, 2014, the Company's securities totaled $724.0 million, and generated interest and dividends of 8.7%, 7.4%, and 8.5% of total interest income for the fiscal years ended December 31, 2014, 2013, and 2012, respectively. The Company reviews its security portfolio for impairment and to ensure collection of principal and interest. If any securities are deferring interest payments, as they may be contractually entitled to do, the Company would place these securities on nonaccrual status and reverse any accrued but uncollected interest. The Company held five nonaccrual securities with a fair value of $3.6 million at December 31, 2014.

Sources of Funds
Deposits    At December 31, 2014, total deposits were $5.2 billion. Deposits obtained through the Bank’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from consumers, businesses, and municipalities. The Bank offers a range of demand deposits, interest checking, money market accounts, savings accounts, and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, its electronic banking options, and its interest rates, that are generally competitive with those of competing financial institutions. Additionally, the Bank has a municipal banking department that focuses on providing core depository services to local municipalities. As of December 31, 2014, municipal deposits totaled $535.5 million. Occasionally when rates and terms are favorable, and in keeping with the Bank’s interest rate risk and liquidity strategy, the Bank will supplement its customer deposit base with brokered deposits. As of December 31, 2014, brokered deposits totaled $65.9 million. Included in this amount are balances associated with the Bank's participation in the Certificate of Deposit Account Registry Service (“CDARS”) program, which allows the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation (“FDIC”) insurance protection on Certificate of Deposit investments for consumers, businesses and public entities. As of December 31, 2014, CDARS deposits totaled $44.9 million, or 68.1% of total brokered deposits.
Rockland Trust’s seventy-eight branch locations are supplemented by the Bank’s internet and mobile banking services as well as automated teller machine (“ATM”) cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and seven additional remote ATM locations. The ATM cards and debit cards also allow customers access to a variety of national and international ATM networks. The Bank's mobile banking services gives customers the ability to use a variety of mobile devices to check balances, track account activity, search transactions, and set up alerts for text or e-mail messages for changes in their account. Customers can also transfer funds between Rockland Trust accounts and identify the nearest branch or ATM directly from their phone and deposit checks into their account directly from their mobile device.
Borrowings    As of December 31, 2014, total borrowings were $406.7 million. Borrowings consist of short-term and long-term obligations and may consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, securities sold under repurchase agreements, junior subordinated debentures, and other borrowings.
Rockland is a member of the FHLB of Boston. The primary reason for FHLB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. As a member of the FHLB of Boston, the Bank is required to purchase stock in the FHLB. Accordingly, the Company had invested $33.2 million in FHLB stock and had $69.9 million outstanding, exclusive of fair value marks associated with previous acquisitions, in FHLB borrowings with initial maturities ranging from 3 months to 17 years at December 31, 2014. In addition, the Bank had $755.7 million of borrowing capacity remaining with the FHLB at December 31, 2014, inclusive of a $5.0 million line of credit.

The Company also has access to other forms of borrowing, such as securities repurchase agreements. In a security repurchase agreement transaction, the Bank will generally sell a security, agreeing to repurchase either the same or a substantially identical security on a specified later date, at a price greater than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense. The securities underlying the agreements are delivered to counterparties as security for the repurchase obligation. Since the securities are treated as collateral and the agreement does not qualify for the full transfer of effective control, the transaction does not meet the criteria to be classified as a sale and is therefore considered a secured borrowing transaction for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement the Bank is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Bank either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Bank’s safekeeping agents. At December 31, 2014, the Bank had $50.0 million and $147.9 million of repurchase agreements with investment brokerage firms and customers, respectively.
Also included in borrowings at December 31, 2014 were $73.2 million, exclusive of fair value marks associated with previous acquisitions, of junior subordinated debentures and $65.0 million of subordinated debt. These instruments provide long-term funding as well as regulatory capital benefits. See Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.
Subsequent to year end upon receiving regulatory approval, the Company redeemed $30.0 million of Subordinated Debt held at the Bank. See Note 22, "Subsequent Event" within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information regarding the redemption.

Investment Management
The Rockland Trust Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions throughout Eastern Massachusetts, including Cape Cod, and Rhode Island.
Accounts maintained by the Rockland Trust Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2014, the Investment Management Group generated gross fee revenues of $17.4 million. Total assets under administration as of December 31, 2014 were $2.5 billion, of which $2.3 billion was related to managed accounts. Included in these amounts as of December 31, 2014 are assets under administration of $215.6 million, relating to the Company's registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to both institutional and high net worth clients.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.
The Bank has an agreement with LPL Financial (“LPL”) and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with the Smith Companies LTD, a division of Capitas Financial, LLC, an insurance general agent, to offer term, whole and universal life insurance, disability insurance, and long term care insurance. The Bank also has an agreement with Savings Bank Life Insurance of Massachusetts (“SBLI”) to enable appropriately licensed Bank employees to offer SBLI’s fixed annuities and life insurance to the Bank’s customer base. For the year ended December 31, 2014, the retail investments and insurance group generated gross fee revenues of $2.2 million.

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
The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 2014, the Company had Tier 1 capital and total capital equal to 10.88% and 13.15% of total risk-weighted adjusted assets, respectively, and Tier 1 leverage capital equal to 8.84% of total average assets. As of such date, the Bank complied with the applicable bank federal regulatory risked based capital requirements, with Tier 1 capital and total capital equal to 10.40% and 11.98% of total risk-weighted assets, respectively, and Tier 1 leverage capital equal to 8.44% of total average assets.
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
A bank is considered critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. At December 31, 2014, the Company’s tangible equity ratio was 7.44% and the Bank had capital in amounts which met or exceeded the minimum amounts to be considered a “well-capitalized institution” as defined by federal banking agencies.
In July 2013, the Federal Reserve published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the "Rules". The FDIC has adopted substantially identical rules (as interim final rules). The Rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Rules are effective for the Company on January 1, 2015 (subject to phase-in periods for certain components).
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
With respect to the Bank, the Rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) requiring a leverage ratio of 5% to be well-capitalized (as compared to the current required leverage ratio of 3 or 4%). The Rules did not change the total risk-based capital requirement for any “prompt corrective action” category. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions under the Rules will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.
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
The revised minimum capital levels under the Rules which are applicable to the Bank and the Company as of January 1, 2015 are set forth below:

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
The Company believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under the Rules on a fully phased-in basis if such requirements were currently effective, including after giving effect to the deductions described above.
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
FDIC Deposit Insurance    The Bank's deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. At December 31, 2014 the Company held $1.9 billion in deposits with balances over $250,000, inclusive of time deposits greater than $250,000 which total $53.5 million.

The Bank is currently assessed a deposit insurance charge from the FDIC based upon the Bank's overall assessment base multiplied by an assessment rate, determined from five established risk categories. The Bank's assessment base is defined as average consolidated total assets minus average tangible equity, adjusted for the impact of the risk category factors. During 2014, the Company expensed $3.8 million for this assessment.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act    During 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This significant law affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Various federal agencies are given significant discretion in drafting and implementing a broad range of new rules and regulations, and consequently, while many new rules and regulations have been adopted, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
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

•
requires publicly traded companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments. The Company provides its shareholder with the opportunity to vote on executive compensation every year. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Additionally, pursuant to the Dodd-Frank Act, the SEC and NASDAQ have adopted rules regarding compensation committee independence and compensation consultant conflicts of interest. As currently composed, the Company's compensation committee complies with the new independence requirements.

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

•
created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance with consumer laws by their primary bank regulators. The CFPB, along with the Department of Justice and bank regulatory authorities, also seek to enforce discriminatory lending laws. In such actions, the CFPB and others have used a disparate impact analysis, which measures discriminatory results without regard to intent. Consequently, unintentional actions by the Bank could have a material adverse impact on our lending and results of operations if the actions are found to be discriminatory by our regulators.

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
In addition, the CFPB amended Regulation B to implement changes to the Equal Credit Opportunity Act. The revisions to Regulation B require creditors to provide applicants with free copies of all appraisals and other written valuations developed in connection with an application for a loan to be secured by a first lien on a dwelling, and require creditors to notify applicants in writing that copies of appraisals will be provided to them promptly. The CFPB also amended Regulation Z to implement requirements and restrictions to the Truth in Lending Act concerning loan originator compensation, qualifications of, and registration or licensing of loan originators, compliance procedures for depository institutions, mandatory arbitration, and the financing of single-premium credit insurance.  These amendments revise or provide additional commentary on Regulation Z’s restrictions on loan originator compensation, including application of these restrictions to prohibitions on dual compensation and compensation based on a term of a transaction or a proxy for a term of a transaction, and to record keeping requirements.  This rule also establishes tests for when loan originators can be compensated through certain profits-based compensation arrangements.
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
The CFPB has continued to issue final rules regarding mortgages. There is no assurance you that existing or future regulations will not have a material adverse impact on the Bank’s residential mortgage loan business or the housing market in which we participate.
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

Incentive Compensation The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company and the Bank, with at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives.

In June 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed in the immediately preceding paragraph.

The FRB will review, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Volcker Rule On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. The Company identified no investments held as of December 31, 2014 that meet the definition of Covered Funds and that are required to be divested by July 21, 2015 under the foregoing rules.

Consumer Protection Regulations The Bank is subject to federal consumer protection statutes and regulations, including, but not limited to the following:

•	Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide certain information about home mortgage and refinanced loans;

•	Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act and Regulation V, governing the provision of consumer information to credit reporting agencies and the use of consumer information; and

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.

The Bank’s deposit operations are also subject to the following federal statutes and regulations, among others:

•	The Truth in Savings Act and Regulation DD, which requires disclosure of deposit terms to consumers;

•	Regulation CC, which relates to the availability of deposit funds to consumers;

•
The Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
Electronic Funds Transfer Act and Regulation E, governing automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations, such as the amendments described above in the discussion on the Dodd-Frank Act.
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
Employees    As of December 31, 2014, the Bank had 980 full time equivalent employees. None of the Company’s employees are represented by a labor union and management considers its relationship with employees to be good.

Statistical Disclosure by Bank Holding Companies
The statistical disclosure relating to Independent Bank Corp. required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," is included in the section of Independent Bank Corp.'s 2014 SEC Form 10-K captioned, Selected Financial Data in Item 6 hereof , Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof.

Available Information
Under Section 13 and 15(d) of the Securities Exchange Act of 1934 the Company must file periodic and current reports with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street N.E. Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Public Reference Room at 1-800-SEC-0330. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Savings, Profit Sharing and Stock Ownership Plan), Form 8-K (Report of Unscheduled Material Events), Forms S-4, S-3 and 8-A (Registration Statements), Form DEF 14A (Proxy Statement), and the Company may file additional forms as well. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, the Company’s SEC filings and additional shareholder information are available free of charge on the Company’s website: www.RocklandTrust.com (within the Investor Relations tab). Information contained on the Company’s website and the SEC website is not incorporated by reference into this Form 10-K. (The Company has included the web address and the SEC website address only as inactive textual references and does not intend them to be active links to our website or the SEC website.) The Company’s Code of Ethics and other Corporate Governance documents are also available on the Company’s website in the Investor Relations section of the website.

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

The Company’s securities portfolio performance in difficult market conditions could have adverse effects on the Company’s results of operations.    Under U.S. Generally Accepted Accounting Principles ("GAAP"), the Company is required to review the Company’s investment portfolio periodically for the presence of other-than-temporary impairment of its securities, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of amortized cost, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require the Company to deem particular securities to be other-than-temporarily impaired, with the credit related portion of the reduction in the value recognized as a charge to the Company’s earnings. Market volatility may make it extremely difficult to value certain securities of the Company. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require the Company to recognize further impairments in the value of the Company’s securities portfolio, which may have an adverse effect on the Company’s results of operations in future periods.
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

The Company will need to keep pace with evolving information technology, guard against and react to increased cyber security risks and electronic fraud.    The potential need to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending. The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting bank accounts and other customer information, could adversely impact the Company’s operations, damage its reputation and require increased capital spending. Our information technology infrastructure and systems may be vulnerable to cyber terrorism, computer viruses, system failures and other intentional or unintentional interference, negligence, fraud and other unauthorized attempts to access or interfere with these systems and proprietary information. Although we believe we have implemented and maintain reasonable security controls over proprietary information as well as information of our customers, stockholders and employees, a breach of these security controls may have a material adverse effect on our business, financial condition and results of operations and could subject us to significant regulatory actions and fines, litigation, loss, third-party damages and other liabilities.
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
From time to time, the FASB and the SEC change their guidance governing the form and content of the Company’s external financial statements. In addition, accounting standard setters and those who interpret U.S. GAAP, such as the FASB, SEC, and banking regulators, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue, and may accelerate dependent upon the FASB and International Accounting Standards Board commitments to achieving convergence between U.S. GAAP and International Financial Reporting Standards. Changes in U.S. GAAP and changes in current interpretations are beyond the Company’s control, can be hard to predict and could materially impact how the Company reports its financial results and condition. In certain cases, the Company could be required to apply new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in the Company restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact the Company’s results of operations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
At December 31, 2014, the Bank conducted its business from its main office located at 288 Union Street, Rockland, Massachusetts and seventy-four banking offices and three limited service branches located within Barnstable, Bristol, Middlesex, Norfolk, Plymouth and Worcester counties in Eastern Massachusetts. In addition to its main office, the Bank leased fifty-two of its branches (including three limited service branches) and owned the remaining twenty-five branches. Also, the Bank had seven remote ATM locations all of which were leased.
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

ITEM 3.    LEGAL PROCEEDINGS
At December 31, 2014, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business or due to acquisitions. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5. MARKET FOR INDEPENDENT BANK CORP.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a.) Independent Bank Corp.’s common stock trades on the NASDAQ Global Select Market under the symbol INDB. The Company declared cash dividends of $0.96 and $0.88 per share in 2014 and in 2013, respectively. The ratio of dividends paid to earnings in 2014 and 2013 was 38.37% and 30.09%, respectively.
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
The following schedule summarizes the closing price range of common stock and the cash dividends paid for the fiscal years 2014 and 2013:

	2014
	High	Low	Dividend
4th Quarter	$43.35	$35.49	$0.24
3rd Quarter	39.42	35.06	0.24
2nd Quarter	40.40	34.96	0.24
1st Quarter	40.45	34.66	0.24

	2013
	High	Low	Dividend
4th Quarter	$39.40	$34.94	$0.22
3rd Quarter	38.04	34.72	0.22
2nd Quarter	34.50	30.00	0.22
1st Quarter	32.77	29.68	0.22
As of December 31, 2014, there were 23,998,738 shares of common stock outstanding which were held by approximately 2,567 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s stock on December 31, 2014 was $42.81.
The information required by S-K Item 201(d) is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters hereof.
Comparative Stock Performance Graph
The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2009 to December 31, 2014 with the cumulative total return of the NASDAQ Composite Index (U.S. Companies) and the SNL Bank NASDAQ Index. The lines in the graph and the numbers in the table below represent yearly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the yearly interval, based on the last day of a fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2009 (which assumes that $100.00 was invested in each of the series on December 31, 2009).
The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing. The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.
The following chart depicts the total return performance of the Company:

Source: SNL Financial LC, Charlottesville, VA

(b.) Not applicable

(c.) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2014:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
October 1 to October 31, 2014	58,446	$38.09	—	—
November 1 to November 30, 2014	11,738	39.96	—	—
December 1 to December 31, 2014	6,776	40.41	—	—
Total	76,960		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants.

(2)	The Company does not currently have a stock repurchase program or plan in place.

ITEM 6.    SELECTED FINANCIAL DATA
The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	Years Ended December 31
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$348,554	$356,862	$329,286	$305,332	$377,457
Securities held to maturity	375,453	350,652	178,318	204,956	202,732
Loans	4,970,733	4,718,307	4,519,011	3,794,390	3,555,679
Allowance for loan losses	(55,100)	(53,239)	(51,834)	(48,260)	(46,255)
Goodwill and core deposit intangibles	180,306	182,642	162,144	140,722	141,956
Total assets	6,364,912	6,099,234	5,756,985	4,970,240	4,695,738
Deposits	5,210,466	4,986,418	4,546,677	3,876,829	3,627,783
Borrowings	406,655	448,488	591,055	537,686	565,434
Stockholders’ equity	640,527	591,540	529,320	469,057	436,472
Nonperforming loans	27,512	34,659	28,766	28,953	23,108
Nonperforming assets	38,894	43,833	42,427	37,149	31,493
Operating data
Interest income	$216,459	$205,914	$196,192	$195,751	$202,724
Interest expense	20,417	23,336	23,393	28,672	38,763
Net interest income	196,042	182,578	172,799	167,079	163,961
Provision for loan losses	10,403	10,200	18,056	11,482	18,655
Noninterest income	69,943	68,009	62,016	52,700	46,906
Noninterest expenses	171,838	173,649	159,459	145,713	139,745
Net income	59,845	50,254	42,627	45,436	40,240
Per share data
Net income — basic	$2.50	$2.18	$1.96	$2.12	$1.90
Net income — diluted	2.49	2.18	1.95	2.12	1.90
Cash dividends declared	0.96	0.88	0.84	0.76	0.72
Book value	26.69	24.85	23.24	21.82	20.57
Performance ratios
Return on average assets	0.95%	0.87%	0.83%	0.96%	0.88%
Return on average common equity	9.66%	9.09%	8.66%	9.93%	9.46%
Net interest margin (on a fully tax equivalent basis)	3.45%	3.51%	3.75%	3.90%	3.95%
Equity to assets	10.06%	9.70%	9.19%	9.44%	9.30%
Dividend payout ratio	38.37%	30.09%	52.77%	35.88%	37.93%
Asset quality ratios
Nonperforming loans as a percent of gross loans	0.55%	0.73%	0.64%	0.76%	0.65%
Nonperforming assets as a percent of total assets	0.61%	0.72%	0.74%	0.75%	0.67%
Allowance for loan losses as a percent of total loans	1.11%	1.13%	1.15%	1.27%	1.30%
Allowance for loan losses as a percent of nonperforming loans	200.28%	153.61%	180.19%	166.68%	200.17%
Capital ratios
Tier 1 leverage capital ratio	8.84%	8.64%	8.65%	8.61%	8.19%
Tier 1 risk-based capital ratio	10.88%	10.78%	10.36%	10.74%	10.28%
Total risk-based capital ratio	13.15%	12.58%	12.23%	12.78%	12.37%

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

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics help management make key decisions regarding the Bank's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying areas to improve. The Company is focused on organic growth, but will consider acquisition opportunities that are believed will provide a satisfactory financial return. The Company announced during 2014 the signing of a definitive merger agreement for the acquisition of Peoples Federal Bancshares, Inc., which closed subsequent to year end.

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

Funding and the Net Interest Margin

Management emphasizes core deposit growth to fund loans, as depicted by the following chart:

Core deposits increased by 7.5% during 2014 and represented 87.3% of total deposits at year end.

The net interest margin decreased to 3.45% for the year ended December 31, 2014, reflecting higher average liquid balances and a decline in overall loan yields, partially offset by reduced funding costs. The Company has countered net interest margin pressure with consistent loan growth which, when combined with asset and liability pricing discipline, has led to net interest income growth.

Noninterest Income
Management continues to focus on noninterest income growth. Noninterest income is primarily comprised of deposit account fees, interchange and ATM fees, and investment management fees. Strong performance from these categories was partially offset by a decrease in mortgage banking income. The following chart depicts noninterest income, excluding certain noncore items, as a percentage of total revenue (the sum of net noninterest income, excluding certain noncore items, and net interest income):

Expense Control

Management takes a balanced approach to noninterest expense control by paying close attention to the management of ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits and expenses associated with buildings and equipment. During 2014, noninterest expense was well contained, resulting in a further decrease to the Company's efficiency ratio, with the following chart showing the trend in the Company's efficiency ratio, on an operating basis (calculated by dividing noninterest expense excluding certain noncore items by the sum of net noninterest income, excluding certain noncore items, and net interest income), over the past five years:

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. During 2014 the Company continues to participate in the federal New Markets Tax Credit program and has also made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies permit the Company to operate in a tax effective manner and sometimes also creates a competitive advantage for Rockland Trust and its community development subsidiaries. During 2014, the Company’s effective tax rate was 28.54%.

Capital

The Company's disciplined approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term shareholder value, and is reflected in the strong capital growth experienced during 2014. The Company's consistent profitability has steadily increased tangible book value per share by 38.2% over the past five years and tangible common equity as a percentage of tangible assets has increased to 7.44% at December 31, 2014. The following chart shows the trend of the Company's tangible book value per share over the past five years:

This strong growth in capital has led to a consistent cash dividend which increased from $0.72 per share in 2010 to $0.96 per share in 2014, a 33.3% increase.

2014 Results

Implementation of the disciplined approach and strategies described above led the Company to 2014 net operating earnings of $59.9 million, or $2.50 on a diluted earnings per share basis, a record high for the Company, and an increase of 8.6% and 4.6%, respectively, when compared to net operating earnings of $55.2 million, or $2.39 per diluted share for 2013. Net income for 2014 computed in accordance with generally accepted accounting principles was $59.8 million, or $2.49 on a diluted earnings per share basis, as compared to $50.3 million, or $2.18 for the prior year.

2015 Earnings Outlook

The Company anticipates 2015 diluted earnings per share performance to be in a range between $2.63 and $2.73.

Key assumptions in the 2015 outlook include:

•	Total organic loan growth of 4-6%;

•	Total organic deposit growth of 3-4%;

•	A net interest margin in the high 3.30%'s range;

•	Stable asset quality outlook, with a provision for loan loss in the range of $10-$13 million and net charge-offs in the range of $8-$11 million;

•	Noninterest income growing by 3-4%, excluding the addition of Peoples Federal;

•	Noninterest expense increasing by 3-4%, excluding the addition of Peoples Federal;

•	An effective tax rate slightly higher then the 28.5% realized in 2014; and,

•	Tangible Common Equity ratio increasing to a range of 7.75% to 8.00% by the end of 2015.

Non-GAAP Measures

When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and income taxes, along with the impact of noncore items shown in the table that follows. The Company’s financial performance is determined in accordance with Generally Accepted Accounting Principles which sometimes includes gains or losses due to items that management believes are unrelated to its core banking business and will not have a material financial impact on operating results in future periods, such as gains on life insurance benefits, merger and acquisition expenses, and other items. Management, therefore, also computes the Company’s non-GAAP operating earnings, which excludes these items, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by such gains or losses.

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

The following tables summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Net Income		Diluted Earnings Per Share
	2014	2013	2014	2013

As reported (GAAP)
Net income	$59,845	$50,254	$2.49	$2.18
Non-GAAP measures
Noninterest income components
Gain on extinguishment of debt, net of tax	—	(451)	—	(0.02)
Gain on life insurance benefits, tax exempt	(1,964)	(227)	(0.08)	(0.01)
Gain on sale of fixed income securities, net of tax	(72)	(153)	—	(0.01)
Noninterest expense components
Goodwill impairment, net of tax	—	—	—	—
Impairment on acquired facilities, net of tax	310	—	0.01	—
Loss on sale of fixed income securities, net of tax	13		—
Loss on termination of derivatives, net of tax	663	—	0.03	—
Merger and acquisition expenses, net of tax	1,105	5,564	0.05	0.24
Prepayment fees on borrowings, net of tax	—	—	—	—
Severance, net of tax	—	192	—	0.01
Total impact of noncore items	55	4,925	0.01	0.21
As adjusted (non-GAAP)	$59,900	$55,179	$2.50	$2.39

The following table summarizes the impact of noncore items on the calculation of the Company's efficiency ratio for the periods indicated:

	Years Ended December 31
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Net interest income	$196,042	$182,578	$172,799	$167,079	$163,961	(a)

Noninterest income (GAAP)	$69,943	$68,009	$62,016	$52,700	$46,906	(b)
Gain on extinguishment of debt	—	(763)	—	—	—
Gain on life insurance benefits	(1,964)	(227)	(1,307)	—	—
Gain on sale of fixed income securities	(121)	(258)	(5)	(723)	(458)
Noninterest income on an operating basis	$67,858	$66,761	$60,704	$51,977	$46,448	(c)

Noninterest expense (GAAP)	$171,838	$173,649	$159,459	$145,713	$139,745	(d)
Goodwill impairment	—	—	(2,227)	—	—
Impairment on acquired facilities	(524)	—	—	—	—
Loss on sale of fixed income securities	(21)	—	—	—	—
Loss on termination of derivatives	(1,122)	—	—	—	(554)
Merger & acquisition	(1,339)	(8,685)	(6,741)	—	—
Severance	—	(325)	—	—	—
Prepayment fees on borrowings	—	—	(7)	(757)	—
Noninterest expense on an operating basis	$168,832	$164,639	$150,484	$144,956	$139,191	(e)

Total revenue (GAAP)	$265,985	$250,587	$234,815	$219,779	$210,867	(a+b)
Total operating revenue	$263,900	$249,339	$233,503	$219,056	$210,409	(a+c)

Ratios
Efficiency ratio (GAAP)	64.60%	69.30%	67.91%	66.30%	66.27%	(d/(a+b))
Operating efficiency ratio	63.98%	66.03%	64.45%	66.17%	66.15%	(e/(a+c))

Noninterest income as a % of revenue	26.30%	27.14%	26.41%	23.98%	22.24%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis	25.71%	26.78%	26.00%	23.73%	22.08%	(c/(a+c))

The following table summarizes the the calculation of the Company's tangible book value for the periods indicated:

	Years Ended December 31
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Stockholders’ equity	640,527	591,540	529,320	469,057	436,472	(a)
Goodwill and core deposit intangibles	180,306	182,642	162,144	140,722	141,956	(b)
Common shares	23,998,738	23,805,984	22,774,009	21,499,768	21,220,801	(c)
Tangible book value per share	$19.18	$17.18	$16.12	$15.27	$13.88	((a-b)/c)

Financial Position
Securities Portfolio    The Company’s securities portfolio may consist of trading securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $16.5 million, or 2.3%, at December 31, 2014 as compared to December 31, 2013. The ratio of securities to total assets as of December 31, 2014 was 11.4%, compared to 11.6% at December 31, 2013.
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

The following table sets forth the fair value of available for sale securities and the amortized cost of held to maturity securities along with the percentage distribution:
Table 1 — Securities Portfolio Composition

	December 31
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$41,486	11.9%	$40,449	11.3%	$20,822	6.3%
Agency mortgage-backed securities	217,678	62.5%	234,591	65.8%	221,425	67.2%
Agency collateralized mortgage obligations	63,035	18.1%	58,153	16.3%	68,376	20.8%
Private mortgage-backed securities	—	—%	—	—%	3,532	1.1%
State, county and municipal securities	5,223	1.5%	5,412	1.5%	—	—%
Single issuer trust preferred securities issued by banks	2,909	0.8%	2,952	0.8%	2,240	0.7%
Pooled trust preferred securities issued by banks and insurers	6,321	1.8%	3,841	1.1%	2,981	0.9%
Equity securities	11,902	3.4%	11,464	3.2%	9,910	3.0%
Total fair value of securities available for sale	$348,554	100.0%	$356,862	100.0%	$329,286	100.0%
Amortized Cost of Securities Held to Maturity
U.S. treasury securities	$1,010	0.3%	$1,011	0.3%	$1,013	0.6%
Agency mortgage-backed securities	159,522	42.5%	155,067	44.2%	72,360	40.6%
Agency collateralized mortgage obligations	207,995	55.4%	187,388	53.5%	97,507	54.6%
State, county and municipal securities	424	0.1%	678	0.2%	915	0.5%
Single issuer trust preferred securities issued by banks	1,500	0.4%	1,503	0.4%	1,516	0.9%
Corporate debt securities	5,002	1.3%	5,005	1.4%	5,007	2.8%
Total amortized cost of securities held to maturity	$375,453	100.0%	$350,652	100.0%	$178,318	100.0%
Total	$724,007		$707,514		$507,604
The Company’s available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3. As of December 31, 2014 and 2013, the Company had $6.3 million and $3.8 million of securities categorized as Level 3.

The following tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2014. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Table 2 — Securities Portfolio, Amounts Maturing

	Within One Year		One year to Five Years		Five Years to Ten Years		Over Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$—	—	$21,359	1.3%	$20,127	2.1%	$—	—	$41,486	1.7%
Agency mortgage-backed securities	—	—	13,571	4.5%	67,320	2.6%	136,787	3.2%	217,678	3.1%
Agency collateralized mortgage obligations	—	—	855	4.1%	147	0.9%	62,033	1.9%	63,035	2.0%
State, county and municipal securities	—	—	1,034	1.6%	3,466	2.5%	723	2.2%	5,223	2.2%
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	2,909	5.6%	2,909	5.6%
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	6,321	1.0%	6,321	1.0%
Equity securities(1)	—	—	—	—	—	—	11,902	—	11,902	—
Total fair value of securities available for sale	$—	—%	$36,819	2.6%	$91,060	2.5%	$220,675	2.8%	$348,554	2.7%
Amortized cost of securities held to maturity
U.S. Treasury securities	$—	—	$—	—	$1,010	3.0%	$—	—	$1,010	3.0%
Agency mortgage-backed securities	—	—	228	5.5%	24,800	2.4%	134,494	3.0%	159,522	2.9%
Agency collateralized mortgage obligations	—	—	—	—	5,995	2.9%	202,000	2.3%	207,995	2.4%
State, county and municipal securities	200	4.7%	224	4.8%	—	—	—	—	424	4.8%
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	1,500	8.3%	1,500	8.3%
Corporate debt securities	—	—	5,002	3.4%	—	—	—	—	5,002	3.4%
Total amortized cost of securities held to maturity	$200	4.7%	$5,454	3.5%	$31,805	2.5%	$337,994	2.6%	$375,453	2.6%
Total	$200	4.7%	$42,273	2.7%	$122,865	2.5%	$558,669	4.3%	$724,007	2.6%
(1) Equity securities have no contractual maturity and typically do not pay contractual interest or dividend income, therefore they are reported above in the over ten year maturity column with no weighted average yield.
As of December 31, 2014, the weighted average life of the securities portfolio was 4.7 years and the modified duration was 4.2 years.

Residential Mortgage Loan Sales   The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans to government sponsored agencies and other financial institutions. During 2014 and 2013, the Bank originated residential loans with the intention of selling them in the secondary market, and to a lesser extent, to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company has established a reserve of $250,000 at December 31, 2014 related to such losses. At December 31, 2013 there was no reserve recognized.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:

Table 3 — Closed Residential Real Estate Loans

	Years Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Held in portfolio	$67,888	$31,839	$47,205
Sold or held for sale in the secondary market	147,648	260,950	373,063
Total closed loans	$215,536	$292,789	$420,268

The table below reflects the loans which were sold during the periods indicated:

Table 4 — Residential Mortgage Loan Sales

	December 31
	2014	2013
	(Dollars in thousands)
Sold with servicing rights released	$30,639	$210,073
Sold with servicing rights retained	115,288	87,229
Total loans sold	$145,927	$297,302

As noted in the table above, loans may be sold with servicing rights released or with servicing rights retained. Upon sale with servicing rights retained, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors amounted to $403.0 million at December 31, 2014 and $331.4 million at December 31, 2013.

The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 5 — Mortgage Servicing Asset

	2014	2013
	(Dollars in thousands)
Beginning balance	$2,368	$899
Additions	1,045	800
Acquired portfolio	—	760
Amortization	(602)	(462)
Change in valuation allowance	101	371
Ending balance	$2,912	$2,368
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

Loan Portfolio    Management continues to focus on growth in the commercial and home equity lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated:
Table 6 — Loan Portfolio Composition

	December 31
	2014		2013		2012		2011		2010
	(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$860,839	17.3%	$784,202	16.6%	$687,511	15.2%	$575,716	15.2%	$502,952	14.1%
Commercial real estate	2,347,323	47.2%	2,249,260	47.7%	2,122,153	46.9%	1,847,654	48.6%	1,717,118	48.4%
Commercial construction	265,994	5.4%	223,859	4.7%	188,768	4.2%	128,904	3.4%	129,421	3.6%
Small business	85,247	1.7%	77,240	1.6%	78,594	1.7%	78,509	2.1%	80,026	2.3%
Residential real estate	530,259	10.7%	541,443	11.5%	612,881	13.6%	426,201	11.3%	478,111	13.4%
Home equity	863,863	17.4%	822,141	17.5%	802,149	17.8%	696,063	18.3%	579,278	16.3%
Other consumer	17,208	0.3%	20,162	0.4%	26,955	0.6%	41,343	1.1%	68,773	1.9%
Gross loans	4,970,733	100.0%	4,718,307	100.0%	4,519,011	100.0%	3,794,390	100.0%	3,555,679	100.0%
Allowance for loan losses	55,100		53,239		51,834		48,260		46,255
Net loans	$4,915,633		$4,665,068		$4,467,177		$3,746,130		$3,509,424

The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2014. Loans having no schedule of repayments or no stated maturity are reported as being due in greater than five years. The following table also sets forth the rate structure of loans scheduled to mature after one year:
Table 7 — Scheduled Contractual Loan Amortization

	December 31, 2014
	Commercial	Commercial Real Estate	Commercial Construction (1)	Small Business	Residential Real Estate	Home Equity	Consumer Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$247,258	$537,011	$74,430	$27,945	$17,589	$22,582	$10,834	$937,649
After one year through five years	385,748	1,235,517	146,401	33,829	78,312	94,465	4,776	1,979,048
Beyond five years	227,833	574,795	45,163	23,473	434,358	746,816	1,598	2,054,036
Total	$860,839	$2,347,323	$265,994	$85,247	$530,259	$863,863	$17,208	$4,970,733
Interest rate terms on amounts due after one year:
Fixed rate	$240,540	$590,361	$57,828	$33,309	$364,886	$330,079	$6,374	1,623,377
Adjustable rate	373,041	1,219,951	133,736	23,993	147,784	511,202	—	2,409,707

(1)	Includes certain construction loans that will convert to commercial mortgages and will be reclassified to commercial real estate upon the completion of the construction phase.
As of December 31, 2014, $17.2 million of loans scheduled to mature within one year were nonperforming.
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
Nonaccrual Loans    As a general rule, within commercial real estate or home equity categories, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans. As permitted by banking regulations, certain consumer loans past due 90 days or more continue to accrue interest. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loans are well secured and in the process of collection. The Company may also put a junior lien mortgage on nonaccrual status as a result of delinquency with respect to the first position, which is held by another financial institution, while the junior lien is currently performing. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.
Troubled Debt Restructurings    In the course of resolving problem loans, the Bank may choose to restructure the contractual terms of certain loans. The Bank attempts to work out an alternative payment schedule with the borrower in order to avoid or cure a default. Any loans that are modified are reviewed by the Bank to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include adjustments to interest rates, extensions of maturity, consumer loans where the borrower's obligations have been effectively discharged through Chapter 7 Bankruptcy and the borrower has not reaffirmed the debt to the Bank, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. If such efforts by the Bank do not result in satisfactory performance, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.
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
OREO consists of real estate properties, which have served as collateral to secure loans, that are controlled or owned by the Bank. These properties are recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the valuation allowance, but not below zero. All costs incurred thereafter in maintaining the property are generally charged to noninterest expense. In the event the real estate is utilized as a rental property, net rental income and expenses are recorded as incurred within noninterest expense.
Other assets in possession typically consist of foreclosed non-real estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 8 — Nonperforming Assets

	December 31
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis(1)
Commercial and industrial	$2,822	$4,178	$2,666	$1,883	$3,123
Commercial real estate	7,590	11,834	6,574	13,109	9,836
Small business	246	633	570	542	887
Residential real estate	8,697	10,329	11,472	9,867	6,728
Home equity	8,038	7,068	7,311	3,130	1,752
Other consumer	—	92	121	381	505
Total	$27,393	$34,134	$28,714	$28,912	$22,831
Loans past due 90 days or more but still accruing
Residential real estate(2)	$106	$462	$—	$—	$—
Home equity	—	—	—	—	4
Other consumer	13	63	52	41	273
Total	$119	$525	$52	$41	$277
Total nonperforming loans	$27,512	$34,659	$28,766	$28,953	$23,108
Nonaccrual securities(3)	3,639	1,541	1,511	1,272	1,051
Other assets in possession	—	167	176	266	61
Other real estate owned	7,743	7,466	11,974	6,658	7,273
Total nonperforming assets	$38,894	$43,833	$42,427	$37,149	$31,493
Nonperforming loans as a percent of gross loans	0.55%	0.73%	0.64%	0.76%	0.65%
Nonperforming assets as a percent of total assets	0.61%	0.72%	0.74%	0.75%	0.67%

(1)	Included in these amounts were $5.2 million, $7.5 million, $6.6 million, $9.2 million, and $4.0 million of TDRs on nonaccrual at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

(2)	Represents purchased credit impaired loans that are accruing interest due to expectations of future cash collections.

(3)	Amounts represent the fair value of nonaccrual securities. The Company had five nonaccrual securities in 2014 and 2013, and six nonaccrual securities in 2012, 2011, and 2010.

The following table summarizes the changes in nonperforming assets for the periods indicated:

Table 9 — Activity in Nonperforming Assets

	Years Ended December 31
	2014		2013
	(Dollars in thousands)
Nonperforming assets beginning balance		$43,833		$42,427
New to nonperforming		29,737		56,288
Loans charged-off		(10,947)		(10,518)
Loans paid-off		(14,934)		(26,617)
Loans restored to accrual status		(5,488)		(9,808)
Loans transferred to other real estate owned/other assets		(5,248)		(2,869)
Change to other real estate owned:
New to other real estate owned	$5,248		$2,869
Acquired other real estate owned	—		419
Valuation write down	(736)		(1,483)
Sale of other real estate owned	(7,445)		(8,854)
Capital improvements to other real estate owned	3,255		2,541
Total change to other real estate owned		322		(4,508)
Net change in nonaccrual securities		2,098		31
Other		(479)		(593)
Nonperforming assets ending balance		$38,894		$43,833

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 10 — Troubled Debt Restructurings

	December 31
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Performing troubled debt restructurings	$38,382	$38,410	$46,764	$37,151	$26,091
Nonaccrual troubled debt restructurings	5,248	7,454	6,554	9,230	3,982
Total	$43,630	$45,864	$53,318	$46,381	$30,073
Performing troubled debt restructurings as a % of total loans	0.77%	0.81%	1.03%	0.98%	0.73%
Nonaccrual troubled debt restructurings as a % of total loans	0.11%	0.16%	0.15%	0.24%	0.11%
Total troubled debt restructurings as a % of total loans	0.88%	0.97%	1.18%	1.22%	0.84%
The following table summarizes changes in TDRs for the periods indicated:

Table 11 — Activity in Troubled Debt Restructurings

	December 31
	2014	2013
	(Dollars in thousands)
TDRs beginning balance	$45,864	$53,318
New to TDR status	6,007	6,789
Paydowns	(5,693)	(13,307)
Charge-offs	(2,548)	(936)
Loans removed from TDR status	—	—
TDRs ending balance	$43,630	$45,864

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 12 — Interest Income Recognized/Collected on Nonaccrual Loans and Troubled Debt Restructurings

	Years Ended December 31
	2014	2013	2012
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$1,580	$2,154	$2,022
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	2,419	2,510	2,879
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
Impaired loans include all commercial and industrial loans, commercial real estate loans, commercial construction and small business loans that are on nonaccrual status, TDRs, and other loans that have been categorized as impaired. Impairment is measured on a loan by loan basis by comparing the loan’s value to either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. For impaired loans deemed collateral dependent, where impairment is measured using the fair value of the collateral, the Bank will either order a new appraisal or use another available source of collateral assessment such as a broker’s opinion of value to determine a reasonable estimate of the fair value of the collateral.
Total impaired loans at December 31, 2014 and 2013 were $58.0 million and $72.1 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 8 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At December 31, 2014, there were 71 relationships, with an aggregate balance of $61.0 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.

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
While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Additionally, various regulatory agencies, as an integral part of the Bank's examination process, periodically assess the appropriateness of the allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs, in accordance with U.S. GAAP.
As of December 31, 2014, the allowance for loan losses totaled $55.1 million, or 1.11% of total loans, as compared to $53.2 million, or 1.13% of total loans, at December 31, 2013.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:
Table 13 — Summary of Changes in the Allowance for Loan Losses

	December 31
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Average total loans	$4,871,197	$4,556,351	$4,022,349	$3,681,418	$3,434,769
Allowance for loan losses, beginning of year	$53,239	$51,834	$48,260	$46,255	$42,361
Charged-off loans:
Commercial and industrial	2,097	2,683	6,191	2,888	5,170
Commercial real estate	5,454	3,587	4,348	2,631	3,448
Commercial construction	—	308	—	769	1,716
Small business	605	773	616	1,190	2,279
Residential real estate	826	622	1,094	559	557
Home equity	750	1,370	3,178	1,626	939
Other consumer	1,215	1,175	1,165	1,678	2,078
Total charged-off loans	10,947	10,518	16,592	11,341	16,187
Recoveries on loans previously charged-off
Commercial and industrial	462	272	963	420	361
Commercial real estate	404	206	188	97	1
Commercial construction	—	100	—	500	—
Small business	275	279	134	160	217
Residential real estate	424	143	151	—	59
Home equity	249	135	93	52	131
Other consumer	591	588	581	635	657
Total recoveries	2,405	1,723	2,110	1,864	1,426
Net loans charged-off
Commercial and industrial	1,635	2,411	5,228	2,468	4,809
Commercial real estate	5,050	3,381	4,160	2,534	3,447
Commercial construction	—	208	—	269	1,716
Small business	330	494	482	1,030	2,062
Residential real estate	402	479	943	559	498
Home equity	501	1,235	3,085	1,574	808
Other consumer	624	587	584	1,043	1,421
Total net loans charged-off	8,542	8,795	14,482	9,477	14,761
Provision for loan losses	10,403	10,200	18,056	11,482	18,655
Total allowances for loan losses, end of year	$55,100	$53,239	$51,834	$48,260	$46,255
Net loans charged-off as a percent of average total loans	0.18%	0.19%	0.36%	0.26%	0.43%
Allowance for loan losses as a percent of total loans	1.11%	1.13%	1.15%	1.27%	1.30%
Allowance for loan losses as a percent of nonperforming loans	200.28%	153.61%	180.19%	166.68%	200.17%
Net loans charged-off as a percent of allowance for loan losses	15.50%	16.52%	27.94%	19.64%	31.91%
Recoveries as a percent of gross charge-offs	21.97%	16.38%	12.72%	16.44%	8.81%

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
The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 14 — Summary of Allocation of Allowance for Loan Losses

	December 31
	2014		2013		2012		2011		2010
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Allocated Allowance
Commercial and industrial	$15,573	17.3%	$15,622	16.6%	$13,461	15.2%	$11,682	15.2%	$10,423	14.1%
Commercial real estate	25,873	47.2%	24,541	47.7%	22,598	46.9%	23,514	48.6%	21,939	48.4%
Commercial construction	3,945	5.4%	3,371	4.7%	2,811	4.2%	2,076	3.4%	2,145	3.6%
Small business	1,171	1.7%	1,215	1.6%	1,524	1.7%	1,896	2.1%	3,740	2.3%
Residential real estate	2,834	10.7%	2,760	11.5%	2,930	13.6%	3,113	11.3%	2,915	13.4%
Home equity	4,956	17.4%	5,036	17.5%	7,703	17.8%	4,597	18.3%	3,369	16.3%
Other consumer	748	0.3%	694	0.4%	807	0.6%	1,382	1.1%	1,724	1.9%
Total	$55,100	100.0%	$53,239	100.0%	$51,834	100.0%	$48,260	100.0%	$46,255	100.0%
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

Federal Home Loan Bank Stock    The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston, of $33.2 million at December 31, 2014 and $39.9 million at December 31, 2013. The decline is a result of the FHLB's repurchase of excess stock from its shareholders. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

Goodwill and Identifiable Intangible Assets    Goodwill and Identifiable Intangible Assets were $180.3 million and $182.6 million at December 31, 2014 and December 31, 2013, respectively.
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
Cash Surrender Value of Life Insurance Policies    The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $109.9 million and $100.4 million at December 31, 2014 and December 31, 2013, respectively, reflective of an additional $10.0 million of policies purchased during 2014. The Bank recorded tax exempt income from the life insurance policies of $3.1 million, $3.2 million, and $3.1 million in 2014, 2013, and 2012, respectively. Also during 2014, 2013, and 2012, the Company recognized gains on life insurance benefits in the amount of $1.9 million, $227,000, and $1.3 million, respectively. These gains are also tax-exempt income to the Company.
Deposits    As of December 31, 2014, deposits of $5.2 billion were $224.0 million, or 4.5%, higher than the prior year-end. The growth in deposits was fueled primarily by increases in business deposits from commercial loan customers, as well as small business customers, inflows of municipal deposits and higher consumer deposits. Time deposits decreased by12.6%, as the Company continues to focus on core deposits. Core deposits, which the Company defines as nontime and nonbrokered deposits, increased by $318.1 million, or 7.5%, during 2014 and now comprise 87.3% of total deposits.
The following table sets forth the average balances of the Bank’s deposits for the periods indicated:
Table 15 — Average Balances of Deposits

	December 31
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand deposits	$1,422,510	27.4%	$1,271,616	27.5%	$1,070,577	26.7%
Savings and interest checking	2,087,973	40.3%	1,735,211	37.6%	1,484,758	37.1%
Money market	972,664	18.8%	887,936	19.2%	803,656	20.1%
Time certificates of deposits	698,070	13.5%	724,644	15.7%	646,873	16.1%
Total	$5,181,217	100.0%	$4,619,407	100.0%	$4,005,864	100.0%

The following table sets forth the maturities of the Bank’s time certificates of deposits in the amount of $100,000 or more as of December 31, 2014:
Table 16 — Maturities of Time Certificates of Deposits $100,000 and Over

	Balance	Percentage
	(Dollars in thousands)
1 to 3 months	$73,776	29.0%
4 to 6 months	45,829	18.0%
7 to 12 months	64,984	25.5%
Over 12 months	70,129	27.5%
Total	$254,718	100.0%

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
The following table sets forth the Bank’s brokered deposits as of the dates indicated:
Table 17 — Brokered Deposits

	December 31
	2014	2013
	(Dollars in thousands)
CDARS	$44,855	$53,748
Brokered certificates of deposit	11,058	13,753
Brokered money market	10,000	10,000
Total brokered deposits	$65,913	$77,501

Borrowings    The Company's borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.

In June of 2014, the Company used excess liquidity to pay off $75.0 million of FHLB borrowings and exited the associated hedge which fixed the rate on those borrowings. As represented in the financial statements, this resulted in a loss on termination of derivatives for the second quarter of approximately $1.1 million.

The following table sets forth the balance of borrowings at the periods indicated:
Table 18 — Borrowings by Category

	December 31
	2014	2013	% Change
	(Dollars in thousands)
Federal home loan bank borrowings	$70,080	$140,294	(50.0)%
Customer repurchase agreements and other short-term borrowings	147,890	154,288	(4.1)%
Wholesale repurchase agreements	50,000	50,000	—%
Junior subordinated debentures	73,685	73,906	(0.3)%
Subordinated debentures	65,000	30,000	116.7%
Total	$406,655	$448,488	(9.3)%

See Note 8, "Borrowings" within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.
Capital Resources    The Federal Reserve Board (Federal Reserve), the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At December 31, 2014, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based, total risk-based capital, and Tier 1 leverage capital. See Note 19, “Regulatory Matters” within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding capital requirements.

Results of Operations

Table 19 — Summary of Results of Operations

	Years Ended December 31
	2014	2013
	(Dollars in thousands)
Net income	$59,845	$50,254
Diluted earnings per share	$2.49	$2.18
Return on average assets	0.95%	0.87%
Return on average equity	9.66%	9.09%
Stockholders' equity as % of assets	10.06%	9.70%
Net Interest Margin	3.45%	3.51%

Net Interest Income    The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax-equivalent basis, net interest income was $197.4 million in 2014, a 7.5% increase from 2013 net interest income of $183.5 million.
The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for 2014, 2013, and 2012. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 20 — Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31
	2014			2013			2012
	AVERAGE BALANCE	INTEREST EARNED/ PAID	AVERAGE YIELD	AVERAGE BALANCE	INTEREST EARNED/ PAID	AVERAGE YIELD	AVERAGE BALANCE	INTEREST EARNED/ PAID	AVERAGE YIELD
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$111,764	$279	0.25%	$80,349	$200	0.25%	$54,483	$132	0.24%
Securities
Trading assets	—	—	—%	—	—	—%	1,365	37	2.71%
Taxable investment securities	713,969	18,610	2.61%	566,764	15,137	2.67%	524,466	16,643	3.17%
Nontaxable investment securities(1)	5,944	233	3.92%	1,523	88	5.78%	1,746	140	8.02%
Total securities	719,913	18,843	2.62%	568,287	15,225	2.68%	527,577	16,820	3.19%
Loans held for sale	11,125	405	3.64%	27,693	774	2.79%	29,928	988	3.30%
Loans(2)
Commercial and industrial	837,618	32,442	3.87%	736,814	29,241	3.97%	625,789	25,309	4.04%
Commercial real estate (1)	2,306,901	97,971	4.25%	2,166,073	96,165	4.44%	1,923,602	93,582	4.86%
Commercial construction	249,389	10,682	4.28%	218,894	9,066	4.14%	159,271	6,698	4.21%
Small business	79,736	4,431	5.56%	76,700	4,272	5.57%	79,092	4,509	5.70%
Total commercial	3,473,644	145,526	4.19%	3,198,481	138,744	4.34%	2,787,754	130,098	4.67%
Residential real estate	538,171	21,462	3.99%	534,696	21,179	3.96%	436,737	18,330	4.20%
Home equity	841,710	29,568	3.51%	800,646	28,712	3.59%	765,228	28,124	3.68%
Total consumer real estate	1,379,881	51,030	3.70%	1,335,342	49,891	3.74%	1,201,965	46,454	3.86%
Other consumer	17,672	1,732	9.80%	22,528	2,047	9.09%	32,630	2,785	8.54%
Total loans	4,871,197	198,288	4.07%	4,556,351	190,682	4.18%	4,022,349	179,337	4.46%
Total Interest-Earning Assets	$5,713,999	$217,815	3.81%	$5,232,680	$206,881	3.95%	$4,634,337	$197,277	4.26%
Cash and Due from Banks	113,394			127,171			67,085
Federal Home Loan Bank Stock	36,467			39,416			35,155
Other Assets	422,598			400,805			377,450
Total Assets	$6,286,458			$5,800,072			$5,114,027

Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,087,973	$3,573	0.17%	$1,735,211	$3,107	0.18%	$1,484,758	$2,820	0.19%
Money market	972,664	2,487	0.26%	887,936	2,271	0.26%	803,656	2,461	0.31%
Time certificates of deposits	698,070	4,979	0.71%	724,644	5,246	0.72%	646,873	5,422	0.84%
Total interest bearing deposits	3,758,707	11,039	0.29%	3,347,791	10,624	0.32%	2,935,287	10,703	0.36%
Borrowings
Federal Home Loan Bank borrowings	100,631	2,784	2.77%	245,392	5,446	2.22%	224,553	5,277	2.35%
Customer repurchase agreements and other short-term borrowings	144,358	200	0.14%	150,286	276	0.18%	160,589	325	0.20%
Wholesale repurchase agreements	50,000	1,158	2.32%	50,000	1,158	2.32%	50,000	1,162	2.32%
Junior subordinated debentures	73,797	4,008	5.43%	74,017	4,049	5.47%	63,549	3,749	5.90%
Subordinated debt	34,315	1,228	3.58%	30,000	1,783	5.94%	30,000	2,177	7.26%
Total borrowings	403,101	9,378	2.33%	549,695	12,712	2.31%	528,691	12,690	2.40%
Total interest-bearing liabilities	$4,161,808	$20,417	0.49%	$3,897,486	$23,336	0.60%	$3,463,978	$23,393	0.68%
Demand deposits	1,422,510			1,271,616			1,070,577
Other liabilities	82,310			78,392			87,104
Total liabilities	$5,666,628			$5,247,494			$4,621,659
Stockholders’ equity	619,830			552,578			492,368
Total liabilities and stockholders’ equity	$6,286,458			$5,800,072			$5,114,027
Net interest income(1)		$197,398			$183,545			$173,884
Interest rate spread(3)			3.32%			3.35%			3.58%
Net interest margin(4)			3.45%			3.51%			3.75%
Supplemental Information
Total deposits, including demand deposits	$5,181,217	$11,039		$4,619,407	$10,624		$4,005,864	$10,703
Cost of total deposits			0.21%			0.23%			0.27%
Total funding liabilities, including demand deposits	$5,584,318	$20,417		$5,169,102	$23,336		$4,534,555	$23,393
Cost of total funding liabilities			0.37%			0.45%			0.52%

(1)
The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1.4 million, $967,000, and $1.1 million in 2014, 2013, and 2012, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $5.9 million, $1.5 million, and $1.7 million, in 2014, 2013, and 2012, respectively, and nontaxable industrial development bonds with average balances of $51.3 million, $39.4 million, and $36.3 million in 2014, 2013, and 2012, respectively.

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
Table 21 — Volume Rate Analysis

	Years Ended December 31
	2014 Compared To 2013			2013 Compared To 2012			2012 Compared To 2011
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest-earning deposits, federal funds sold and short term investments	$1	$78	$79	$5	$63	$68	$(4)	$(26)	$(30)
Securities
Trading assets	—	—	—	—	(37)	(37)	(10)	(238)	(248)
Taxable securities	(459)	3,932	3,473	(2,848)	1,342	(1,506)	(2,801)	(597)	(3,398)
Nontaxable securities(1)	(110)	255	145	(34)	(18)	(52)	9	(429)	(420)
Total securities			3,618			(1,595)			(4,066)
Loans held for sale	94	(463)	(369)	(140)	(74)	(214)	3	503	506
Loans
Commercial and industrial	(799)	4,000	3,201	(558)	4,490	3,932	(1,250)	3,692	2,442
Commercial real estate	(4,446)	6,252	1,806	(9,213)	11,796	2,583	(6,882)	6,860	(22)
Commercial construction	353	1,263	1,616	(139)	2,507	2,368	(635)	1,528	893
Small business	(10)	169	159	(101)	(136)	(237)	(111)	14	(97)
Total commercial			6,782			8,646			3,216
Residential real estate	145	138	283	(1,262)	4,111	2,849	(1,266)	(867)	(2,133)
Home equity	(617)	1,473	856	(714)	1,302	588	(784)	4,893	4,109
Total consumer real estate			1,139			3,437			1,976
Total other consumer	126	(441)	(315)	124	(862)	(738)	244	(1,630)	(1,386)
Loans(1)(2)			7,606			11,345			3,806
Total			$10,934			$9,604			$216
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(166)	$632	$466	$(189)	$476	$287	$(703)	$307	$(396)
Money market	(1)	217	216	(448)	258	(190)	(904)	315	(589)
Time certificates of deposits	(75)	(192)	(267)	(828)	652	(176)	(1,563)	(104)	(1,667)
Total interest-bearing deposits			415			(79)			(2,652)
Borrowings
Federal Home Loan Bank borrowings	551	(3,213)	(2,662)	(333)	534	201	(407)	(1,515)	(1,922)
Customer repurchase agreements and other short-term borrowings	(65)	(11)	(76)	(54)	(27)	(81)	(273)	62	(211)
Wholesale repurchase agreements	—	—	—	(4)	—	(4)	(586)	—	(586)
Junior subordinated debentures	(29)	(12)	(41)	(317)	617	300	(14)	100	86
Subordinated debt	(811)	256	(555)	(394)	—	(394)	6	—	6
Total borrowings			(3,334)			22			(2,627)
Total			$(2,919)			$(57)			$(5,279)
Change in net interest income			$13,853			$9,661			$5,495

(1)	The table above reflects income determined on a fully tax equivalent basis. See footnote (1) to table 20 above for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans, however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
The increase in net interest income is driven primarily by loan growth exceeding the impact of a continued decreasing interest rate environment.

Provision For Loan Losses    The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses totaled $10.4 million in 2014, compared with $10.2 million in 2013, an increase of $203,000. The Company’s allowance for loan losses, as a percentage of total loans, was 1.11% at year end, as compared to 1.13% at December 31, 2013. Net charge-offs for the year ended December 31, 2014 totaled $8.5 million, a decrease of $253,000 from the prior year.
Regional and local general economic conditions improved during 2014, as measured by employment levels, economic activity, and other regional economic indicators. Job growth has been steady and unemployment levels have decreased. Local residential real estate market fundamentals were mixed to improving in 2014. Rising residential home prices and stable to improving inventory was observed as the residential market has shifted from under supply to approaching equilibrium in greater Boston markets. In Rhode Island, sales volume and prices were lower compared to 2013. Lower oil and gas prices are benefiting consumers and lowering business costs in the region. Commercial real estate market conditions were steady to improving, with most markets experiencing unchanged to positive trends. Leading economic indicators suggest continued growth in the near term.

Management’s periodic evaluation of the appropriate allowance for loan losses considers past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrowers’ ability to repay, the estimated value of the underlying collateral, if any, and current economic conditions. Substantial portions of the Bank’s loans are secured by real estate in Massachusetts and Rhode Island. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changes in property values within those states.

Noninterest Income    The following table sets forth information regarding noninterest income for the periods shown:
Table 22 — Noninterest Income

	Years Ended December 31
			Change
	2014	2013	Amount	%
	(Dollars in thousands)
Deposit account fees	$18,065	$17,940	$125	0.7%
Interchange and ATM fees	12,975	10,883	2,092	19.2%
Investment management	19,642	16,832	2,810	16.7%
Mortgage banking income	3,384	6,734	(3,350)	(49.7)%
Increase in cash surrender value of life insurance policies	3,128	3,229	(101)	(3.1)%
Gain on life insurance benefits	1,964	227	1,737	765.2%
Gain on extinguishment of debt	—	763	(763)	100.0%
Loan level derivative income	2,477	3,439	(962)	(28.0)%
Gain on sales of fixed income securities	121	258	(137)	(53.1)%
Net gain (loss) on sale of equity securities	91	(28)	119	(425.0)%
Other noninterest income	8,096	7,732	364	4.7%
Total	$69,943	$68,009	$1,934	2.8%
Noninterest income, which is generated by deposit account service charges, interchange and ATM fees, investment management services, mortgage banking activities, cash surrender value of life insurance, and miscellaneous other sources, amounted to $69.9 million in 2014, a $1.9 million, or 2.8%, increase from the prior year. The increase was partially driven by the full year impact of the Company's Mayflower acquisition, which occurred in the fourth quarter of the prior year. Additionally, the primary reasons for significant variances in the noninterest income category shown in the preceding table are noted below:
Interchange and ATM fees increased $2.1 million, or 19.2%, due to an increase in fee structure as well as increased debit card usage by the Bank’s customers, driven by increased promotion, marketing campaigns, and sales activity.
Investment management revenue increased by $2.8 million, or 16.7%, for the year ended December 31, 2014, as compared to the same period in 2013. The increase is attributable to a 9.4% increase in assets under management, from $2.3 billion at December 31, 2013 to $2.5 billion at December 31, 2014, combined with strong retail sales.
Mortgage banking income decreased $3.4 million, or 49.7%, due to significant declines in refinance related closing volumes.

The Company recognized gains on life insurance benefits in the amount of $2.0 million and $227,000 during 2014 and 2013, respectively, which represented tax-exempt income to the Company.
During 2013 the Company recognized a gain on the extinguishment of debt of $763,000 related to the repayment of $60.0 million of Federal Home Loan Bank Advances, which were assumed as part of the acquisition of Central Bancorp, Inc. ("Central") in November 2012. During 2014 the Company did repay additional Federal Home Loan Bank Advances, but recognized no gains on the extinguishment of debt.
Loan level derivative income decreased by $962,000, or 28.0%, for the year due to the mix of commercial loan closings during the year and related customer demand.

Noninterest Expense    The following table sets forth information regarding noninterest expense for the periods shown:
Table 23 — Noninterest Expense

	Years Ended December 31
			Change
	2014	2013	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$94,044	$89,894	$4,150	4.6%
Occupancy and equipment	21,820	19,650	2,170	11.0%
Data processing and facilities management	4,765	4,748	17	0.4%
Advertising	3,859	4,280	(421)	(9.8)%
FDIC assessment	3,770	3,579	191	5.3%
Consulting	2,923	3,322	(399)	(12.0)%
Debit card fees	2,362	2,994	(632)	-21.1%
Loss on sale of fixed income securities	21	—
Merger & acquisitions	1,339	8,685	(7,346)	-84.6%
Other noninterest expense	36,935	36,497	438	1.2%
Total	$171,838	$173,649	$(1,832)	(1.1)%
Inclusive of merger and acquisition costs, noninterest expense decreased by $1.8 million, or 1.1%, during the year ended December 31, 2014 as compared to the same period in 2013. The decrease was partially driven by the full year impact of the Company's Mayflower acquisition, which occurred in the fourth quarter of the prior year. Additionally, the primary reasons for the variances in the noninterest expense category shown in the preceding tables are noted below:
Salaries and employee benefits increased by $4.2 million, or 4.6%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, driven mainly by increases in the following categories; base salaries, commissions earned, performance based incentive compensation, post-retirement benefit expenses and payroll taxes.
Occupancy and equipment expenses increased by $2.2 million, or 11.0%, due to recognized impairment on certain fixed assets and increases in rent expense, office equipment expense and depreciation on real estates, as well as the previously noted full year impact of the Mayflower acquisition.
Advertising expenses decreased during 2014 due to a considerable media program that took place in the prior year.
Consulting expense decreased during 2014 due to the timing of certain initiatives.
Merger and acquisition expenses were $1.3 million during 2014 mainly related to the previously announced Peoples acquisition, which closed in February 2015. During 2013, the Company incurred $6.9 million of merger and acquisition expenses related to the Mayflower acquisition and $1.8 million related to the Central acquisition.

Income Taxes    The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 24 — Tax Provision and Applicable Tax Rates

	December 31
	2014	2013	2012
	(Dollars in thousands)
Combined federal and state income tax provisions	$23,899	$16,484	$14,673
Effective income tax rates	28.54%	24.70%	25.61%
Blended Statutory tax rate	40.70%	40.85%	40.85%
The effective income tax rates are lower than the blended statutory tax rate due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in Low Income Housing Project Investments. The increase in the effective income tax rate for 2014 is primarily due to a reduction in the benefits recognized from New Markets Tax Credits.

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
Table 25 — New Markets Tax Credit Recognition Schedule

	Investment	2014	2015	2016	2017	2018	2019	Total Remaining Credits
		(Dollars in thousands)
2008	$6,800	$408	$—	$—	$—	$—	$—	$408
2009	10,000	600	600	—	—	—	—	1,200
2010	40,000	2,400	2,400	2,400	—	—	—	7,200
2012	21,400	1,071	1,285	1,285	1,285	1,285	—	6,211
2013	44,600	2,229	2,229	2,675	2,675	2,675	2,675	15,158
Total	$122,800	$6,708	$6,514	$6,360	$3,960	$3,960	$2,675	$30,177

The Company invests in various Low Income Housing Projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2030, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $40.5 million, of which $12.5 million has been funded. The Company recognized a net tax benefit of approximately $594,000 for the 2014 calendar year, and anticipates a total of net tax benefits of $14.9 million over the remaining life of the investments.
For additional information related to the Company's income taxes see Note 13, "Income Taxes" and Note 14, "Low Income Housing Project Investments "within Notes to the Consolidated Financial Statements included in Item 8 hereof.
Dividends    The Company declared cash dividends of $0.96 per common share in 2014 and $0.88 in 2013. The 2014 and 2013 ratio of dividends paid to earnings was 38.37% and 30.09%, respectively.
Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends of the Company will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deem appropriate.
Comparison of 2013 vs. 2012    As of December 31, 2013, the Company’s total assets were $6.1 billion, which represented an increase of $342.2 million, or 5.9%, as compared to December 31, 2012. A large driver of this increase was the Mayflower Bancorp, Inc. acquisition that was completed on November 15, 2013. Total average assets were $5.8 billion and $5.1 billion in

2013 and 2012, respectively. Total securities of $707.5 million, at December 31, 2013, increased $199.9 million compared to the $507.6 million reported on December 31, 2012. Total loans of $4.7 billion, at December 31, 2013, increased $199.3 million compared to the prior year end. Total deposits of $5.0 billion at December 31, 2013 reflected an increase of $439.7 million, or 9.7%, compared to December 31, 2012. Borrowings decreased by $142.6 million, or 24.1%, during the year ended December 31, 2013. Stockholders’ equity increased by $62.2 million in 2013.
Net income for 2013 was $50.3 million, or $2.18 per diluted share, compared to $42.6 million, or $1.95 per diluted share, in 2012. Return on average assets and return on average common equity were 0.87% and 9.09%, respectively, for 2013 and 0.83% and 8.66%, respectively, for 2012.
On a fully tax-equivalent basis, net interest income was $183.5 million in 2013, a 5.6% increase from 2012 net interest income of $173.9 million. The increase in net interest income was impacted by the additional loans acquired during the Central acquisition, as well as by reductions in the Company’s overall cost of funding, stemming from the Company’s strategy to create a funding mix that focuses on core deposits. Although average loan balances increased, a reduction in loan yields, as well as a decline in the yield on the securities portfolio, reduced overall growth in interest income.
Interest expense for the year ended December 31, 2013 decreased to $23.3 million from the $23.4 million recorded in 2012, a decrease of $57,000, or 0.2%. The total cost of funds decreased seven basis points to 0.45% for 2013 as compared to 0.52% for 2012. Average interest-bearing deposits increased $412.5 million, or 14.1%, over the prior year while the cost of these deposits decreased from 0.36% in 2012 to 0.32% in 2013 primarily attributable to the active management of the Company's deposit costs.
Average borrowings increased in 2013 by $21.0 million, or 4.0%, from the 2012 average balance, with the average cost of borrowings decreasing to 2.31% from 2.40%.
The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses totaled $10.2 million in 2013, compared with $18.1 million in 2012, a decrease of $7.9 million. Net charge-offs for the year ended December 31, 2013 totaled $8.8 million, a decrease of $5.7 million from the prior year.
The Company’s allowance for loan losses, as a percentage of total loans, was 1.13% at year end December 31, 2013, as compared to 1.15% at December 31, 2012. The decrease in this percentage is the result of combined factors, including: 1) the additional loan portfolio acquired from Mayflower, which has been recorded at fair value; 2.) the resolution of certain impaired loans that previously carried specific loan loss allocations; and 3.) improvements observed in certain portfolio asset quality measures and other qualitative factors.
Noninterest income, which is generated by deposit account service charges, interchange and ATM fees, investment management services, mortgage banking activities, cash surrender value of life insurance, and miscellaneous other sources, amounted to $68.0 million in 2013, a $6.0 million, or 9.7%, increase from the prior year. The primary reasons for the increase in the noninterest income category are noted below:
Deposit account fees, which represented 26.4% of total noninterest income, increased from $15.9 million in 2012 to $17.9 million in 2013, mainly due to an increase in customer utilization of overdraft privileges on checking accounts.
Interchange and ATM fees increased $1.1 million, or 11.2%, due to increased debit card usage by the Bank’s customers, driven by increased promotion, marketing campaigns, and sales activity. The Bank's also experienced strong household growth during 2013.
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
Inclusive of merger and acquisition costs, noninterest expense increased by $14.2 million, or 8.9%, during the year ended December 31, 2013 as compared to the same period in 2012. The primary reasons for the variances in the noninterest expense category are noted below:
Salaries and employee benefits increased by $5.9 million, or 7.0%, for the year ended December 31, 2013, as compared to the same period in 2012, mainly attributable to increases in base salaries and commissions earned, as well as incentive compensation.
Occupancy and equipment expenses increased by $2.3 million, or 13.5% due partly to acquired facilities and snow removal costs during 2013, as well as the full year impact of the Central acquisition which occurred in the fourth quarter of 2012.
Consulting expense increased during 2013 due to a number of strategic initiatives and projects performed throughout the various business units during the year.
Merger and acquisition expenses associated with the Mayflower and central acquisitions were $6.9 million and $1.8 million, respectively, in 2013 as compared to $6.7 million relating solely to the Central acquisition in 2012.
During 2012 the Company recorded a $2.2 million goodwill impairment charge, which represented the total amount of goodwill relating to Compass Exchange Advisors, LLC which was acquired in January 2007. There were no goodwill impairment charges recognized by the Company during 2013.
Total other noninterest expense increased by $4.5 million, or 14.0%, for the year ended December 31, 2013, as compared to the same period in 2012. The increase was primarily attributable to the following: mortgage operations expense increased $1.8 million, driven by the outsourcing of various mortgage banking functions, loan workout costs increased by $847,000, software maintenance increased by $468,000, intangible amortization increased by $461,000 and online banking expense increased by $439,000. Offsetting these increases were decreases in the following accounts: contract labor by $339,000, and other losses and charge-offs by $364,000 and other legal expenses which decreased by $250,000.

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
Operations Risk    Operations risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, disasters and security risks. The Company continuously strives to strengthen its system of internal controls, operating processes and employee awareness. The Bank has an Operations Risk Management Committee that meets monthly and reports to the Board quarterly or more frequently if warranted. The Committee is chaired by the Chief Information Officer and members of the Committee include representatives from Audit, Finance, Technology, Operations, Information Security and periodic attendance from business units throughout the organization. An operations risk management dashboard is updated quarterly and reviewed with the Board.
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
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for December 31, 2014 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual (12 to 24 months) shifts in interest. Additionally, for 2014, the Company analyzed a separate alternative scenario, labeled "Flat Up 200". In this scenario the short end of the yield curve increases 200 bps over the first 12 months of the simulation, while the long term end of the curve remains relatively flat. This causes the treasury yield curve to flatten within a range of 2.00% on the short end to 2.65% on the long end.

The results of all scenarios are outlined in the table below:
Table 26 — Interest Rate Sensitivity

	Years Ended December 31
	2014		2013
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(0.3)%	(4.6)%	0.1%	(3.2)%
+100	4.8%	7.1%	3.4%	5.4%
+200	9.8%	14.6%	7.0%	11.0%
+300	14.7%	22.2%	10.6%	16.7%
+400	19.5%	29.6%	14.1%	22.4%

Gradual rate shifts (basis points)
-100 over 12 months	0.2%	(3.0)%	0.4%	(2.0)%
+200 over 12 months	4.3%	12.4%	3.0%	9.4%
+400 over 24 months	4.4%	17.1%	3.0%	12.8%
Flat +500 over 12 months	5.4%	20.2%	3.6%	14.3%

Alternative scenarios
Flat up 200 basis points scenario	4.1%	9.9%	n/a	n/a

The Company's policy on interest rate risk simulation also specifies that estimated net interest income for the second year of all “core scenarios” should not decline by more than 15.0%. The Company was within policy limits at December 31, 2014 and 2013. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
The most significant factors affecting market risk exposure of the Company’s net interest income during the year ended December 31, 2014 were the shape of the U.S. Government securities and interest rate swap yield curve, the level of U.S. prime interest rate and LIBOR rates, and the level of interest rates being offered on long-term fixed rate loans.
The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by utilizing interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. Additionally, the Company may manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts and forward TBA mortgage contracts. The level of hedging activity the bank engages in, with regards to its mortgage portfolio, depends on whether the investor purchases the loan with a forward rate lock commitment. Loans with a predefined commitment are not hedged as the price is fixed by the investor at commitment. For loans without a predefined commitment from an investor, a change in market interest rates between the time the Company commits to terms on a loans and the time the Company ultimately sells the loan in the secondary market could reduce the gain (or increase the loss) the Company records on the sale. The Company may attempt to mitigate this risk by entering into forward sales commitments and forward TBA mortgage contracts in amounts sufficient to cover loans not locked by the investor. See Note 11, “Derivatives and Hedging Activities” within Notes to Consolidated Financial Statements included in Item 8 hereof for additional information regarding the Company’s Derivative Financial Instruments.

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
The Company actively manages its liquidity position under the direction of the Asset Liability Committee of the Bank (ALCO). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB less short-term liabilities relative to total assets, was within policy limits at December 31, 2014. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 27 — Sources of Liquidity

	December 31
	2014			2013
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank borrowings(1)	$70,080	$755,712		$140,294	$668,143
Federal Reserve Bank of Boston	—	801,740		—	856,013
Unpledged securities	—	297,871		—	272,121
Wholesale repurchase agreements	50,000	—	(3)	50,000	—	(3)
Customer repurchase agreements	147,890	—	(3)	149,288	—	(3)
Junior subordinated debentures(1)	73,685	—	(3)	73,906	—	(3)
Subordinated debt	65,000	—	(3)	30,000	—	(3)
Parent Company line of credit	—	20,000		5,000	5,000
Brokered deposits(2)	65,914	—	(3)	77,501	—	(3)
	$472,569	$1,875,323		$525,989	$1,801,277

(1)	Amounts shown are inclusive of fair value marks associated with previous acquisitions.

(2)	Inclusive of $44.9 million and $53.7 million million of brokered deposits acquired through participation in the CDARS program as of December 31, 2014 and 2013, respectively.

(3)	The additional borrowing capacity has not been assessed for these categories.
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

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments
The Company has entered into contractual obligations, commitments, and off-balance sheet financial instruments. The following tables summarize the Company’s contractual obligations, other commitments, contingencies, and off-balance sheet financial instruments at December 31, 2014:
Table 28 — Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet
Financial Instruments by Maturity

	Payments Due — By Period
Contractual Obligations, Commitments and Contingencies	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
FHLB advances(1)	$70,080	$38,001	$31,203	$—	$876
Junior subordinated debentures(1)	73,685	—	—	—	73,685
Subordinated debt	65,000	—	—	30,000	35,000
Time certificates of deposits	649,620	462,506	131,429	55,685	—
All other deposits with no maturity	4,560,846	—	—	—	4,560,846
Lease obligations	42,859	7,945	14,580	10,591	9,743
Vendor contracts	38,345	9,210	15,665	9,389	4,081
Retirement benefit obligations(2)	36,416	404	1,042	1,155	33,815
Wholesale repurchase agreements	50,000	50,000	—	—	—
Customer repurchase agreements	147,890	147,890	—	—	—
Total Contractual Obligations	$5,734,741	$715,956	$193,919	$106,820	$4,718,046

	Amount of Commitment Expiring — By Period
Off-Balance Sheet Financial Instruments	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
Commitments to extend credit	$1,822,369	$442,719	$174,310	$59,638	$1,145,702
Standby letters of credit	18,516	15,930	2,586	—	—
Mortgage derivatives	38,593	38,593	—	—	—
Interest rate swaps - notional value(3)	75,000	—	50,000	25,000	—
Customer-related positions		—
Foreign exchange contracts - notional value(4)	57,112	57,112	—	—	—
Loan level interest rate swaps - notional value(5)	617,275	88,147	87,812	126,712	314,604
Total Commitments	$2,628,865	$642,501	$314,708	$211,350	$1,460,306

(1)
The Company has hedged certain short-term borrowings and variable rate junior subordinated debentures, effectively converting the borrowings to a fixed rate. Amounts maturing represent contractual amounts due, inclusive of fair value marks associated with acquired borrowings.

(2)
Retirement benefit obligations include expected contributions to the Company’s frozen pension plan, post retirement plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2014 — June 30, 2015. Contributions beyond this plan year cannot be quantified as they will be determined based upon the return on the investments in the plan and the discount rate used to quantify the liability. Expected contributions for the post retirement plan and supplemental executive retirement plans include obligations that are payable over the life of the participants.

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
Income Taxes    The Company accounts for income taxes using two components of income tax expense, current and deferred.  Current taxes represent the net estimated amount due to or to be received from taxing authorities in the current year.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, and carry-forwards that exist at the end of a period. Deferred tax assets and liabilities are measured using enacted tax rates and provisions of the enacted tax law and are not discounted to reflect the time-value of money.  The effect of any change in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are assessed for recoverability and the Company would record a valuation allowance if it believes based on available evidence that it is more likely than not that the deferred tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company would record a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns. The Company had no recorded deferred tax valuation allowance as of December 31, 2014. Additionally, deferred tax assets and liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information. The Company may also record an unrecognized tax benefit related to uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. All movements in unrecognized tax benefits are recognized through the provision for income taxes. Taxes are discussed in more detail in Note 13, “Income Taxes” within Notes to the Consolidated Financial Statements included in Item 8 hereof.
Valuation of Goodwill/Intangible Assets and Analysis for Impairment    The Company has increased its market share through the acquisition of entire financial institutions accounted for under the acquisition method of accounting, as well as from the acquisition of branches (not the entire institution) and other nonbanking entities. For all acquisitions, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value the two step quantitative impairment test is performed. Step one of the quantitative impairment testing compares book value to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. Step one of the impairment testing was passed for all reporting units during 2014. The remainder of the Company’s goodwill relates to acquisitions that are fully integrated into the retail banking operations, which management does not consider to be at risk of failing step one in the near future. The Company’s intangible assets are subject to amortization and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be receivable. If applicable, the Company tests each of the intangibles by comparing the carrying value of the intangible to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.
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
We have audited the accompanying consolidated balance sheets of Independent Bank Corp. and subsidiaries ("the Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independent Bank Corp. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2015 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 27, 2015

CONSOLIDATED BALANCE SHEETS

	December 31
	2014	2013
	(Dollars in thousands)
Assets
Cash and due from banks	$143,342	$168,106
Interest-earning deposits with banks	34,912	48,219
Securities
Securities available for sale	348,554	356,862
Securities held to maturity (fair value $379,699 and $346,455)	375,453	350,652
Total securities	724,007	707,514
Loans held for sale (at fair value)	6,888	8,882
Loans
Commercial and industrial	860,839	784,202
Commercial real estate	2,347,323	2,249,260
Commercial construction	265,994	223,859
Small business	85,247	77,240
Residential real estate	530,259	541,443
Home equity - 1st position	513,518	497,075
Home equity - subordinate positions	350,345	325,066
Other consumer	17,208	20,162
Total loans	4,970,733	4,718,307
Less: allowance for loan losses	(55,100)	(53,239)
Net loans	4,915,633	4,665,068
Federal Home Loan Bank stock	33,233	39,926
Bank premises and equipment, net	64,074	64,950
Goodwill	170,421	170,421
Identifiable intangible assets	9,885	12,221
Cash surrender value of life insurance policies	109,854	100,406
Other real estate owned and other foreclosed assets	7,743	7,633
Other assets	144,920	105,888
Total assets	$6,364,912	$6,099,234
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$1,462,200	$1,369,432
Savings and interest checking accounts	2,108,486	1,940,153
Money market	990,160	933,205
Time certificates of deposit of $100,000 and over	254,718	297,984
Other time certificates of deposits	394,902	445,644
Total deposits	5,210,466	4,986,418
Borrowings
Federal home loan bank borrowings	70,080	140,294
Customer repurchase agreements and other short-term borrowings	147,890	154,288
Wholesale repurchase agreements	50,000	50,000
Junior subordinated debentures	73,685	73,906
Subordinated debentures	65,000	30,000
Total borrowings	406,655	448,488
Other liabilities	107,264	72,788
Total liabilities	5,724,385	5,507,694
Commitments and contingencies
Stockholders' Equity
Preferred stock, $.01 par value. authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value. authorized: 75,000,000 shares, issued and outstanding: 23,998,738 shares in 2014 and 23,805,984 shares in 2013	237	235
(includes 254,500 and 268,290 shares of unvested participating restricted stock awards, respectively)
Shares held in rabbi trust at cost: 176,849 shares in 2014 and 178,765 shares in 2013	(3,666)	(3,404)
Deferred compensation obligation	3,666	3,404
Additional paid in capital	311,978	305,179
Retained earnings	330,444	293,560
Accumulated other comprehensive loss, net of tax	(2,132)	(7,434)
Total stockholders' equity	640,527	591,540
Total liabilities and stockholders' equity	$6,364,912	$6,099,234
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2014	2013	2012
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans	$197,021	$189,748	$178,309
Taxable interest and dividends on securities	18,610	15,137	16,681
Nontaxable interest and dividends on securities	144	55	82
Interest on loans held for sale	405	774	988
Interest on federal funds sold and short-term investments	279	200	132
Total interest and dividend income	216,459	205,914	196,192
Interest expense
Interest on deposits	11,039	10,624	10,703
Interest on borrowings	9,378	12,712	12,690
Total interest expense	20,417	23,336	23,393
Net interest income	196,042	182,578	172,799
Provision for loan losses	10,403	10,200	18,056
Net interest income after provision for loan losses	185,639	172,378	154,743
Noninterest income
Deposit account fees	18,065	17,940	15,930
Interchange and ATM fees	12,975	10,883	9,783
Investment management	19,642	16,832	14,779
Mortgage banking income	3,384	6,734	6,500
Increase in cash surrender value of life insurance policies	3,128	3,229	3,114
Gain on life insurance benefits	1,964	227	1,307
Gain on extinguishment of debt	—	763	—
Loan level derivative income	2,477	3,439	3,457
Gain on sales of fixed income securities	121	258	5
Net gain (loss) on sale of equity securities	91	(28)	111
Other noninterest income	8,096	7,732	7,030
Total noninterest income	69,943	68,009	62,016
Noninterest expenses
Salaries and employee benefits	94,044	89,894	84,014
Occupancy and equipment expenses	21,820	19,650	17,307
Data processing & facilities management	4,765	4,748	4,644
FDIC assessment	3,770	3,579	3,232
Advertising expense	3,859	4,280	3,949
Consulting expense	2,923	3,322	2,801
Debit card expense	2,362	2,994	2,510
Goodwill impairment	—	—	2,227
Loss on sale of fixed income securities	21	—	—
Merger and acquisition expense	1,339	8,685	6,741
Prepayment fee on borrowings	—	—	7
Other noninterest expenses	36,935	36,497	32,027
Total noninterest expenses	171,838	173,649	159,459
Income before income taxes	83,744	66,738	57,300
Provision for income taxes	23,899	16,484	14,673
Net Income	$59,845	$50,254	$42,627
Basic earnings per share	$2.50	$2.18	$1.96
Diluted earnings per share	$2.49	$2.18	$1.95
Weighted average common shares (basic)	23,899,562	23,011,814	21,782,499
Common share equivalents	93,815	76,764	29,817
Weighted average common shares (diluted)	23,993,377	23,088,578	21,812,316
Cash dividends declared per common share	$0.96	$0.88	$0.84
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Net income	$59,845	$50,254	$42,627
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	5,412	(7,501)	(1,096)
Net change in fair value of cash flow hedges	2,256	3,735	1,082
Net change in other comprehensive income for defined benefit postretirement plans	(2,366)	858	(26)
Total other comprehensive income (loss)	5,302	(2,908)	(40)
Total comprehensive income	$65,147	$47,346	$42,587

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(Dollars in thousands, except per share data)
Balance December 31, 2011	21,499,768	$213	$(2,980)	$2,980	$233,878	$239,452	$(4,486)	$469,057
Net income	—	—	—	—	—	42,627	—	42,627
Other comprehensive loss	—	—	—	—	—	—	(40)	(40)
Common dividend declared ($0.84 per share)	—	—	—	—	—	(18,408)	—	(18,408)
Common stock issued for acquisition	1,068,514	11	—	—	30,378	—	—	30,389
Proceeds from exercise of stock options	61,326	1	—	—	1,107	—	—	1,108
Tax benefit related to equity award activity	—	—	—	—	426	—	—	426
Stock based compensation	—	—	—	—	2,845	—	—	2,845
Restricted stock awards issued, net of awards surrendered	86,254	—	—	—	(467)	—	—	(467)
Shares issued under direct stock purchase plan	58,147	—	—	—	1,691	—	—	1,691
Deferred compensation obligation	—	—	(199)	199	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	92	—	—	92
Balance December 31, 2012	22,774,009	$225	$(3,179)	$3,179	$269,950	$263,671	$(4,526)	$529,320
Net income	—	—	—	—	—	50,254	—	50,254
Other comprehensive loss	—	—	—	—	—	—	(2,908)	(2,908)
Common dividend declared ($0.88 per share)	—	—	—	—	—	(20,365)	—	(20,365)
Common stock issued for acquisition	818,650	8	—	—	29,382	—	—	29,390
Proceeds from exercise of stock options, net of cash paid	98,807	1	—	—	2,474	—	—	2,475
Tax benefit related to equity award activity	—	—	—	—	503	—	—	503
Stock based compensation	—	—	—	—	2,462	—	—	2,462
Restricted stock awards issued, net of awards surrendered	86,331	1	—	—	(670)	—	—	(669)
Shares issued under direct stock purchase plan	28,187	—	—	—	969	—	—	969
Deferred compensation obligation	—	—	(225)	225	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	109	—	—	109
Balance December 31, 2013	23,805,984	$235	$(3,404)	$3,404	$305,179	$293,560	$(7,434)	$591,540
Net income	—	—	—	—	—	59,845	—	59,845
Other comprehensive income	—	—	—	—	—	—	5,302	5,302
Common dividend declared ($0.96 per share)	—	—	—	—	—	(22,961)	—	(22,961)
Proceeds from exercise of stock options, net of cash paid	91,171	1	—	—	2,332	—	—	2,333
Tax benefit related to equity award activity	—	—	—	—	704	—	—	704
Stock based compensation	—	—	—	—	2,712	—	—	2,712
Restricted stock awards issued, net of awards surrendered	59,675	1	—	—	(642)	—	—	(641)
Shares issued under direct stock purchase plan	41,908	—	—	—	1,555	—	—	1,555
Deferred compensation obligation	—	—	(262)	262	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	138	—	—	138
Balance December 31, 2014	23,998,738	$237	$(3,666)	$3,666	$311,978	$330,444	$(2,132)	$640,527
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Cash flow from operating activities
Net income	$59,845	$50,254	$42,627
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,011	8,490	10,212
Goodwill impairment	—	—	2,227
Provision for loan losses	10,403	10,200	18,056
Deferred income tax expense (benefit)	2,840	2,557	(1,919)
Net gain on sale of securities	(191)	(230)	(116)
Loss on write-down of investments in securities available for sale	—	—	76
Net (gain) loss on fixed assets	469	560	(30)
Gain on extinguishment of debt	—	(763)	—
(Gain) loss on termination of derivatives	1,122	—	(22)
Net loss on sale of other real estate owned and foreclosed assets	723	606	996
Realized gain on sale leaseback transaction	(1,034)	(1,034)	(1,034)
Stock based compensation	2,712	2,462	2,845
Excess tax benefit related to equity award activity	(704)	(503)	(426)
Increase in cash surrender value of life insurance policies	(3,128)	(3,229)	(3,114)
Gain on life insurance benefits	(1,964)	(227)	(1,307)
Change in fair value on loans held for sale	(18)	—	141
Net change in:
Trading assets	—	—	(265)
Loans held for sale	2,012	39,305	(27,828)
Other assets	(6,617)	48,903	(1,575)
Other liabilities	7,258	(16,016)	4,408
Total adjustments	24,894	91,081	1,325
Net cash provided by operating activities	84,739	141,335	43,952
Cash flows used in investing activities
Proceeds from sales of securities available for sale	5,438	3,506	2,101
Proceeds from maturities and principal repayments of securities available for sale	47,720	81,727	101,808
Purchases of securities available for sale	(37,047)	(47,975)	(93,647)
Proceeds from maturities and principal repayments of securities held to maturity	44,710	49,165	59,887
Purchases of securities held to maturity	(69,544)	(222,027)	(34,239)
Redemption of Federal Home Loan Bank stock	6,693	3,093	2,290
Investments in Low Income Housing Projects	(10,886)	—	—
Purchases of life insurance policies	(10,161)	(267)	(267)
Proceeds from life insurance policies	6,310	—	3,280
Net increase in loans	(266,961)	(84,264)	(297,394)
Cash provided by (used in) business combinations	—	10,520	(8,965)
Purchases of bank premises and equipment	(7,678)	(9,293)	(6,263)
Proceeds from the sale of bank premises and equipment	1,219	29	67
Proceeds (payments) on early termination of hedging relationship	(1,122)	—	22
Proceeds from the sale of other real estate owned and foreclosed assets	7,458	9,731	5,649
Net capital improvements to other real estate owned	(3,255)	(2,541)	(2,268)
Net cash used in investing activities	(287,106)	(208,596)	(267,939)
Cash flows provided by financing activities
Net decrease in time deposits	(94,008)	(79,136)	(21,074)
Net increase in other deposits	318,056	300,000	333,488
Net repayments of short-term Federal Home Loan Bank borrowings	(65,000)	(50,000)	—
Repayments of long-term Federal Home Loan Bank borrowings	(5,000)	(79,946)	(79,991)
Net decrease in customer repurchase agreements	(1,398)	(4,071)	(12,769)
Net increase (decrease) in other short term borrowings	(5,000)	(7,000)	1,947
Proceeds from issuance of subordinated debentures	35,000	—	—
Proceeds from exercise of stock options, net of cash paid	2,333	2,475	1,108

Restricted stock awards issued, net of awards surrendered	(641)	(669)	(467)
Excess tax benefit from stock based compensation	704	503	426
Tax benefit from deferred compensation distribution	138	109	92
Proceeds from shares issued under direct stock purchase plan	1,555	969	1,691
Common dividends paid	(22,443)	(15,122)	(22,494)
Net cash provided by financing activities	164,296	68,112	201,957
Net increase (decrease) in cash and cash equivalents	(38,071)	851	(22,030)
Cash and cash equivalents at beginning of year	216,325	215,474	237,504
Cash and cash equivalents at end of period	$178,254	$216,325	$215,474
Cash paid during the year for
Interest on deposits and borrowings	$20,257	$23,475	$23,205
Income taxes	$14,547	$12,171	$11,059
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$5,248	$2,869	$7,061
Capital commitment relating to Low Income Housing Project investments	$28,004	$51	$—
In conjunction with the purchase acquisitions detailed in note 2 to the consolidated financial statements, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$—	$29,390	$30,389
Fair value of assets acquired, net of cash acquired	—	241,395	547,219
Fair value of liabilities assumed	—	222,525	507,865
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Independent Bank Corp. (the "Company”) is a bank holding company whose principal subsidiary is Rockland Trust Company (“Rockland Trust” or the “Bank”). Rockland Trust is a state-chartered commercial bank, which operates 75 full service and three limited service retail branches, eleven commercial banking centers, five investment management offices and three mortgage lending centers, all of which are located in Eastern Massachusetts, including Cape Cod, with the exception of an investment management group/commercial lending office located in Providence, Rhode Island. Rockland Trust deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area. Rockland Trust is a community-oriented commercial bank, and the community banking business is the Company's only reportable operating segment.
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
Loans originated by the Bank to lessors of nonresidential buildings represented 16.4% and 16.0% of the total loan portfolio as of December 31, 2014 and 2013, respectively. Within this concentration category the Company believes it is well diversified among collateral property types and tenant industries.
Cash and Cash Equivalents

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Declines in the fair value of held to maturity and available for sale securities below their amortized cost deemed to be OTTI are written down to fair value as determined by a cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and recognized in earnings. Unless the Company intends to sell the security, or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, the remainder of the OTTI charge is considered to be due to other factors, such as liquidity or interest rates, and thus is not recognized in earnings, but rather through other comprehensive income, net of related tax. The Company evaluates individual securities that have fair values below cost for six months or longer, or for a shorter period of time if considered appropriate by management, to determine if the decline in fair value is other-than-temporary. Consideration is given to the obligor of the security, whether the security is guaranteed, whether there is a projected adverse change in cash flows, the liquidity of the security, the type of security, the capital position of security issuers, and payment history of the security, amongst other factors when evaluating such securities.
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
Loans
Loans are carried at the principal amounts outstanding, or amortized acquired fair value in the case of acquired loans, adjusted by partial charge-offs and net of deferred loan costs or fees. For originated loans, loan fees and certain direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method.  When a loan is paid off, the unamortized portion is recognized in interest income. Interest income on loans is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status. For acquired loans which did not show signs of credit deterioration at acquisition, interest income is also accrued based upon the daily principal amount outstanding and is then further adjusted by the amortization of any discount or accretion of any premium associated with the loan.
Loans are generally placed on nonaccrual status if the payment of principal or interest is past due more than 90 days, or sooner if management considers such action to be prudent. As permitted by banking regulations, consumer loans past due 90 days or more may continue to accrue interest, however, such loans are usually charged-off after 120 days of delinquency. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. However, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until; it becomes current with respect to principal and interest (and in certain instances remains current for up to six

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months), management no longer has doubt about the collection of principal and interest, the loan is liquidated, or the loan is determined to be uncollectible and is charged-off against the allowance for loan losses. When doubt exists as to the collectability of a loan, any payments received are applied to reduce the recorded investment in the asset to the extent necessary to eliminate such doubt. For all loan portfolios, a charge-off occurs when the Company determines that a specific loan, or portion thereof, is uncollectible.  This determination is made based on management's review of specific facts and circumstances of the individual loan, including assessing the viability of the customer’s business or project as a going concern, the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The formula-based approach evaluates groups of loans with common characteristics, which consist of similar loan types with similar terms and conditions, to determine the appropriate allocation within each portfolio section. This approach incorporates qualitative adjustments based upon management’s assessment of various market and portfolio specific risk factors into its formula-based estimate. Due to the imprecise nature of the loan loss estimation process and ever changing conditions, the qualitative risk attributes may not adequately capture amounts of incurred loss in the formula-based loan loss components used to determine the Bank’s analysis of the adequacy of the allowance for loan losses.
The Bank evaluates certain loans within the commercial and industrial, commercial real estate, commercial construction and small business portfolios individually for specific impairment. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, contractual interest rates and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification, troubled debt restructuring or nonaccrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of the probable loss is able to be estimated. Estimates of loss may be determined by the present value of anticipated future cash flows, the loan’s observable fair market value, or the fair value of the collateral, if the loan is collateral dependent. However, for collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral less costs to sell is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Large groups of small-balance homogeneous loans such as the residential real estate, residential construction, home equity and other consumer portfolios are collectively evaluated for impairment. As such, the Bank does not typically identify individual loans within these groupings as impaired loans for impairment evaluation and disclosure. However, the Bank evaluates all TDRs for impairment on an individual loan basis regardless of loan type.
In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2014 and 2013, the reserve for unfunded loan commitments was $813,000 and $716,000, respectively.
Transfers and Servicing of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Servicing assets are recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. Servicing rights are originally recorded at fair value within other assets, but subsequently are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment at each reporting date. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, default rates and losses. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Core deposit intangibles	9-10 years
Noncompete agreements	2-3 years
Customer lists	10 years
Brand name	5 years
Leases	29 years
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
To the extent the Company enters into new or re-designates existing hedging relationships, it is the Company's policy to include the Overnight Index Swap Rate in the spectrum of available benchmark interest rates for hedge accounting.
For derivative instruments not designated as hedging instruments, such as loan level derivatives, foreign exchange contracts and mortgage derivatives, changes in fair value are recognized in other noninterest income during the period of change.
Retirement Plans
The Company has various retirement plans in place for current and former employees, including postretirement benefit plans, supplemental executive retirement plans and frozen multiemployer pension plans.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax credits generated from the New Markets Tax Credit program are reflected in earnings when realized for federal income tax purposes.

Low Income Housing Tax Credits

The Company accounts for its investments in qualified affordable housing projects using the proportional amortization method. Under the proportional amortization method the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits, received and recognizes the net investment performance as a component of income tax expense.
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
Recent Accounting Standards
FASB ASC Topic 805 "Business Combinations" Update No. 2014-17. Update No. 2014-17 was issued in November 2014 to provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. An election to apply pushdown accounting in a reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this Update are effective on November 18, 2014. The adoption of this standard did not have a material impact on the Company's consolidated financial position.
FASB ASC Subtopic 205-40 "Presentation of Financial Statements - Going Concern" Update No. 2014-15. Update No. 2014-15 was issued in August 2014 to provide guidance in U.S. Generally accepted accounting principles ("GAAP") about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A portion of the loans acquired showed evidence of deterioration of credit quality at the purchase date and was deemed unlikely that the Bank will be able to collect all contractually required payments. As such, these loans were deemed to be PCI and the carrying value and prospective income recognition are predicated upon future cash flows expected to be collected. The following is a summary of these PCI loans associated with the acquisition as of the date acquired:

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A portion of the loans acquired showed evidence of deterioration of credit quality at the purchase date and was deemed unlikely that the Bank will be able to collect all contractually required payments. As such, these loans were deemed to be PCI and the carrying value and prospective income recognition are predicated upon future cash flows expected to be collected. The following is a summary of these PCI loans associated with the acquisition as of the date acquired:

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)    SECURITIES
Trading Securities
During 2012 the Company transferred equity securities classified previously as trading to available for sale. The majority of these securities are held solely for the purpose of funding certain executive nonqualified retirement obligations (see Note 15 “Employee Benefit Plans”). The remainder of the portfolio is comprised of equity securities, which consists of a fund whose investment objective is to invest in geographically specific private placement debt securities designed to support underlying economic activities such as community development and affordable housing. The Company realized a gain on trading activities of $285,000 in 2012, which was included in other income.
Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods indicated:

	December 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$41,369	$139	$(22)	$41,486	$41,331	$3	$(885)	$40,449
Agency mortgage-backed securities	211,168	7,203	(693)	217,678	232,742	6,405	(4,556)	234,591
Agency collateralized mortgage obligations	63,059	599	(623)	63,035	58,765	490	(1,102)	58,153
State, county, and municipal securities	5,106	117	—	5,223	5,439	1	(28)	5,412
Single issuer trust preferred securities issued by banks	2,913	12	(16)	2,909	2,960	14	(22)	2,952
Pooled trust preferred securities issued by banks and insurers (1)	7,906	195	(1,780)	6,321	8,083	—	(4,242)	3,841
Equity securities	11,572	567	(237)	11,902	10,997	762	(295)	11,464
Total available for sale securities	$343,093	$8,832	$(3,371)	$348,554	$360,317	$7,675	$(11,130)	$356,862
Held to maturity securities
U.S. treasury securities	$1,010	$63	$—	$1,073	$1,011	$31	$—	$1,042
Agency mortgage-backed securities	159,522	5,422	—	164,944	155,067	1,917	(1,033)	155,951
Agency collateralized mortgage obligations	207,995	2,141	(3,478)	206,658	187,388	824	(6,176)	182,036
State, county, and municipal securities	424	4	—	428	678	7	—	685
Single issuer trust preferred securities issued by banks	1,500	—	(23)	1,477	1,503	23	—	1,526
Corporate debt securities	5,002	117	—	5,119	5,005	210	—	5,215
Total held to maturity securities	$375,453	$7,747	$(3,501)	$379,699	$350,652	$3,012	$(7,209)	$346,455
Total	$718,546	$16,579	$(6,872)	$728,253	$710,969	$10,687	$(18,339)	$703,317

(1)	Gross unrealized gains and gross unrealized losses include $230,000 and $2.3 million of net non-credit related OTTI at December 31, 2014 and December 31, 2013, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The following table shows the gross realized gains and losses on available for sale securities for the periods indicated:

	Years Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Gross realized gains on fixed income securities	$121	$258	$5
Gross realized losses on fixed income securities	(21)	—	—
Gain (loss) on equity investments	$91	$(28)	$111
Net gains on investments	$191	$230	$116

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of December 31, 2014 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—	$200	$202
Due after one year to five years	36,094	36,819	5,454	5,586
Due after five to ten years	90,680	91,060	31,805	32,429
Due after ten years	204,747	208,773	337,994	341,482
Total debt securities	$331,521	$336,652	$375,453	$379,699
Equity securities	$11,572	$11,902	$—	$—
Total	$343,093	$348,554	$375,453	$379,699
Inclusive in the table above is $34.8 million of callable securities at December 31, 2014.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $340.0 million and $360.1 million at December 31, 2014 and 2013, respectively.
At December 31, 2014 and 2013, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of stockholders’ equity.
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
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31, 2014
		Less than 12 months		12 months or longer		Total
Description of securities	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
U.S. government agency securities	22	$21,950	$(22)	$—	$—	$21,950	$(22)
Agency mortgage-backed securities	17	3,471	(1)	42,222	(692)	45,693	(693)
Agency collateralized mortgage obligations	14	35,083	(331)	94,974	(3,770)	130,057	(4,101)
Single issuer trust preferred securities issued by banks and insurers	2	2,553	(39)	—	—	2,553	(39)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,681	(1,356)	2,681	(1,356)
Equity securities	23	1,480	(74)	4,072	(163)	5,552	(237)
Total temporarily impaired securities	80	$64,537	$(467)	$143,949	$(5,981)	$208,486	$(6,448)

		December 31, 2013
		Less than 12 months		12 months or longer		Total
Description of securities	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
U.S.government agency securities	39	$39,950	$(885)	$—	$—	$39,950	$(885)
Agency mortgage-backed securities	124	202,004	(5,217)	5,108	(372)	207,112	(5,589)
Agency collateralized mortgage obligations	19	183,721	(7,278)	—	—	183,721	(7,278)
State, county, and municipal securities	13	3,838	(28)	—	—	3,838	(28)
Single issuer trust preferred securities issued by banks and insurers	2	1,341	(22)	—	—	1,341	(22)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,300	(1,913)	2,300	(1,913)
Equity securities	22	2,376	(90)	3,520	(205)	5,896	(295)
Total temporarily impaired securities	221	$433,230	$(13,520)	$10,928	$(2,490)	$444,158	$(16,010)
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at December 31, 2014:

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

•
Single Issuer Trust Preferred Securities: This portfolio consists of two securities, one of which is below investment grade. The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market in the current economic environment. Management evaluates various financial metrics for each of the issuers, including regulatory capital ratios of the issuers.

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

The following table shows the total OTTI that the Company recorded for the periods indicated:

	Years Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Gross change in OTTI recorded on certain investments	$2,098	$588	$678
Portion of OTTI recognized in OCI	(2,098)	(588)	(754)
Total credit related OTTI recognized in earnings	$—	$—	$(76)
The following table shows the cumulative credit related component of OTTI for the periods indicated:

	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$(9,997)	$(10,847)	$(10,771)
Add
Incurred on securities not previously impaired	—	—	—
Incurred on securities previously impaired	—	—	(76)
Less
Securities sold during the period	—	850	—
Reclassification due to changes in Company’s intent	—	—	—
Increases in cash flow expected to be collected	—	—	—
Balance at end of period	$(9,997)	$(9,997)	$(10,847)

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)    LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses by loan category and bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis and loans evaluated individually for impairment:

	December 31, 2014
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$15,622	$24,541	$3,371	$1,215	$2,760	$5,036	$694	$53,239
Charge-offs	(2,097)	(5,454)	—	(605)	(826)	(750)	(1,215)	(10,947)
Recoveries	462	404	—	275	424	249	591	2,405
Provision	1,586	6,382	574	286	476	421	678	10,403
Ending balance	$15,573	$25,873	$3,945	$1,171	$2,834	$4,956	$748	$55,100
Ending balance: individually evaluated for impairment	$412	$197	$—	$7	$1,500	$262	$38	$2,416
Ending balance: collectively evaluated for impairment	$15,161	$25,676	$3,945	$1,164	$1,334	$4,694	$710	$52,684
Financing receivables ending balance:
Individually evaluated for impairment	$4,654	$30,729	$311	$1,088	$15,055	$5,330	$868	$58,035
Collectively evaluated for impairment	856,185	2,304,099	265,501	84,159	505,799	858,305	16,335	4,890,383
Purchase credit impaired loans	—	12,495	182	—	9,405	228	5	22,315
Total loans by group	$860,839	$2,347,323	$265,994	$85,247	$530,259	$863,863	$17,208	$4,970,733	(1)

	December 31, 2013
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$13,461	$22,598	$2,811	$1,524	$2,930	$7,703	$807	$51,834
Charge-offs	(2,683)	(3,587)	(308)	(773)	(622)	(1,370)	(1,175)	(10,518)
Recoveries	272	206	100	279	143	135	588	1,723
Provision	$4,572	$5,324	$768	$185	$309	$(1,432)	$474	$10,200
Ending balance	$15,622	$24,541	$3,371	$1,215	$2,760	$5,036	$694	$53,239
Ending balance: individually evaluated for impairment	$1,150	$765	$—	$109	$1,564	$116	$70	$3,774
Ending balance: collectively evaluated for impairment	$14,472	$23,776	$3,371	$1,106	$1,196	$4,920	$624	$49,465
Financing receivables ending balance:
Individually evaluated for impairment	$9,148	$39,516	$100	$1,903	$15,200	$4,890	$1,298	$72,055
Collectively evaluated for impairment	775,053	2,191,132	223,562	75,337	515,854	816,925	18,845	4,616,708
Purchase credit impaired loans	1	18,612	197	—	10,389	326	19	29,544
Total loans by group	$784,202	$2,249,260	$223,859	$77,240	$541,443	$822,141	$20,162	$4,718,307	(1)

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2012
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$11,682	$23,514	$2,076	$1,896	$3,113	$4,597	$1,382	$48,260
Charge-offs	(6,191)	(4,348)	—	(616)	(1,094)	(3,178)	(1,165)	(16,592)
Recoveries	963	188	—	134	151	93	581	2,110
Provision	7,007	3,244	735	110	760	6,191	9	18,056
Ending balance	$13,461	$22,598	$2,811	$1,524	$2,930	$7,703	$807	$51,834
Ending balance: individually evaluated for impairment	$1,084	$516	$—	$353	$1,302	$35	$130	$3,420
Ending balance: collectively evaluated for impairment	$12,377	$22,082	$2,811	$1,171	$1,628	$7,668	$677	$48,414
Financing receivables ending balance:
Individually evaluated for impairment	$8,575	$33,868	$—	$2,279	$15,373	$4,435	$2,129	$66,659
Collectively evaluated for impairment	678,936	2,066,432	188,768	76,315	587,687	797,334	24,826	4,420,298
Purchase credit impaired loans	—	21,853	—	—	9,821	380	—	32,054
Total loans by group	$687,511	$2,122,153	$188,768	$78,594	$612,881	$802,149	$26,955	$4,519,011	(1)

(1)	The amount of net deferred fees included in the ending balance was $2.8 million, $2.3 million, and $3.1 million at December 31, 2014, 2013, and 2012, respectively.
For the purpose of estimating the allowance for loan losses, management segregates the loan portfolio into the portfolio segments detailed in the above tables.  Each of these loan categories possesses unique risk characteristics that are considered when determining the appropriate level of allowance for each segment.  Some of the risk characteristics unique to each loan category include:
Commercial Portfolio

•
Commercial and Industrial: Loans in this category consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment.  Collateral generally consists of pledges of business assets including, but not limited to: accounts receivable, inventory, plant and equipment, or real estate, if applicable. Repayment sources consist of: primarily, operating cash flow, and secondarily, liquidation of assets.

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

•
Small Business: Loans in this category consist of revolving, term loan and mortgage obligations extended to sole proprietors and small businesses for purposes of financing working capital and/or capital investment.  Collateral generally consists of pledges of business assets including, but not limited to: accounts receivable, inventory, plant and equipment, or real estate if applicable.  Repayment sources consist of: primarily, operating cash flows, and secondarily, liquidation of assets.

For the commercial portfolio it is the Bank’s policy to obtain personal guarantees for payment from individuals holding material ownership interests of the borrowing entities.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•
Other Consumer: Other consumer loan products include personal lines of credit and amortizing loans made to qualified individuals for various purposes such as education, auto loans, debt consolidation, personal expenses or overdraft protection.  Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines.  These loans may be secured or unsecured.

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

•
8 Rating — Definite Weakness, Loss Unlikely: Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt. Loan may be inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. However, there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Collateral coverage may be inadequate to cover the principal obligation.

•
9 Rating — Partial Loss Probable: Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt with the added provision that the weaknesses make collection of the debt in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Serious problems exist to the point where partial loss of principal is likely.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table details the internal risk-rating categories for the Company’s commercial portfolio:

		December 31, 2014
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$801,578	$2,196,109	$248,696	$81,255	$3,327,638
Potential weakness	7	37,802	82,372	15,464	2,932	138,570
Definite weakness	8	20,241	67,571	1,834	949	90,595
Partial loss probable	9	1,218	1,271	—	111	2,600
Definite loss	10	—	—	—	—	—
Total		$860,839	$2,347,323	$265,994	$85,247	$3,559,403
		December 31, 2013
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$736,996	$2,068,995	$210,372	$71,514	$3,087,877
Potential weakness	7	21,841	91,984	8,608	3,031	125,464
Definite weakness	8	24,409	85,767	4,779	2,552	117,507
Partial loss probable	9	956	2,514	100	143	3,713
Definite loss	10	—	—	—	—	—
Total		$784,202	$2,249,260	$223,859	$77,240	$3,334,561

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31
	2014	2013
Residential portfolio
FICO score (re-scored)(1)	739	738
LTV (re-valued)(2)	67.1%	67.0%
Home equity portfolio
FICO score (re-scored)(1)	764	763
LTV (re-valued)(2)	53.6%	53.0%

(1)	The average FICO scores above are based upon rescores available from November and origination score data for loans booked between December 1 and December 31, for the years indicated.

(2)
The combined LTV ratios for December 31, 2014 and 2013 are based upon updated automated valuations as of February 28, 2013 and actual score data for loans booked from March 1, 2013 through December 31, 2014. For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

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
The following table shows nonaccrual loans at the dates indicated:

	December 31
	2014	2013
	(Dollars in thousands)
Commercial and industrial	$2,822	$4,178
Commercial real estate	7,279	11,734
Commercial construction	311	100
Small business	246	633
Residential real estate	8,697	10,329
Home equity	8,038	7,068
Other consumer	—	92
Total nonaccrual loans(1)	$27,393	$34,134

(1)	Included in these amounts were $5.2 million and $7.5 million nonaccruing TDRs at December 31, 2014 and 2013, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the age analysis of past due financing receivables as of the dates indicated:

	December 31, 2014
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Commercial and industrial	18	$3,192	10	$1,007	19	$2,320	47	$6,519	$854,320	$860,839	$—
Commercial real estate	19	13,428	6	1,480	16	4,225	41	19,133	2,328,190	2,347,323	—
Commercial construction	1	506	—	—	1	311	2	817	265,177	265,994	—
Small business	7	21	8	113	7	173	22	307	84,940	85,247	—
Residential real estate	13	1,670	10	1,798	36	4,826	59	8,294	521,965	530,259	106
Home equity	20	1,559	7	307	23	2,402	50	4,268	859,595	863,863	—
Other consumer	34	233	6	20	8	13	48	266	16,942	17,208	13
Total	112	$20,609	47	$4,725	110	$14,270	269	$39,604	$4,931,129	$4,970,733	$119

	December 31, 2013
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Commercial and industrial	9	$743	6	$327	20	$3,763	35	$4,833	$779,369	$784,202	$—
Commercial real estate	21	8,643	2	356	30	8,155	53	17,154	2,232,106	2,249,260	—
Commercial construction	1	847	—	—	1	100	2	947	222,912	223,859	—
Small business	18	353	6	227	14	247	38	827	76,413	77,240	—
Residential real estate	23	2,903	8	1,630	39	6,648	70	11,181	530,262	541,443	462
Home equity	27	1,922	8	852	23	2,055	58	4,829	817,312	822,141	—
Other consumer	110	514	30	106	34	148	174	768	19,394	20,162	63
Total	209	$15,925	60	$3,498	161	$21,116	430	$40,539	$4,677,768	$4,718,307	$525
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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	December 31
	2014	2013
	(Dollars in thousands)
TDRs on accrual status	$38,382	$38,410
TDRs on nonaccrual status	5,248	7,454
Total TDRs	$43,630	$45,864
Amount of specific reserves included in the allowance for loan loss associated with TDRs:	$2,004	$2,474
Additional commitments to lend to a borrower who has been a party to a TDR:	$1,400	$1,877

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Years Ended December 31
	2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(Dollars in thousands)

Commercial & industrial	12	$681	$681
Commercial real estate	13	4,329	4,329
Small business	5	133	133
Residential real estate	9	1,535	1,568
Home equity	11	923	926
Other consumer	1	8	8
Total	51	$7,609	$7,645

	2013
Commercial & industrial	11	$732	$732
Commercial real estate	9	8,100	8,100
Small business	12	556	556
Residential real estate	9	2,401	2,427
Home equity	17	1,347	1,347
Other consumer	9	27	27
Total	67	$13,163	$13,189

	2012
Commercial & industrial	18	$3,372	$3,372
Commercial real estate	15	7,121	7,121
Small business	14	621	621
Residential real estate	20	3,495	3,499
Home equity	20	1,195	1,198
Other consumer	33	328	329
Total	120	$16,132	$16,140

(1)	The post-modification balances represent the balance of the loan on the date of modification. These amounts may show an increase when modifications include a capitalization of interest.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	Years Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Extended maturity	$3,441	$3,582	$5,867
Adjusted interest rate	727	—	2,182
Combination rate & maturity	2,640	8,917	5,007
Court ordered concession	837	690	3,084
Total	$7,645	$13,189	$16,140
For purposes of this table the Company considers a loan to have defaulted when it reaches 90 days past due. The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated:

	Years Ended December 31
	2014		2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial & industrial	2	$196	—	$—	1	$231
Commercial real estate	—	—	1	176	3	696
Residential real estate	3	214	—	—	1	238
Other consumer	—	—	1	1	—	—
Total	5	$410	2	$177	5	$1,165
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth information regarding the Company’s impaired loans as of the dates indicated:

	Years Ended December 31
	2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$3,005	$3,278	$—	$4,557	$258
Commercial real estate	15,982	17,164	—	16,703	1,025
Commercial construction	311	311	—	311	13
Small business	692	718	—	772	45
Residential real estate	2,439	2,502	—	2,493	102
Home equity	4,169	4,221	—	4,264	198
Other consumer	338	341	—	364	24
Subtotal	26,936	28,535	—	29,464	1,665
With an allowance recorded
Commercial & industrial	$1,649	$1,859	$412	$2,032	$98
Commercial real estate	14,747	15,514	197	15,650	842
Commercial construction	—	—	—	—	—
Small business	396	458	7	456	32
Residential real estate	12,616	13,727	1,500	12,817	537
Home equity	1,161	1,264	262	1,203	46
Other consumer	530	530	38	580	22
Subtotal	31,099	33,352	2,416	32,738	1,577
Total	$58,035	$61,887	$2,416	$62,202	$3,242
	2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$7,147	$7,288	$—	$7,338	$338
Commercial real estate	14,283	15,891	—	15,728	1,075
Commercial construction	100	408	—	1,105	43
Small business	1,474	1,805	—	1,854	121
Residential real estate	1,972	2,026	—	2,021	95
Home equity	4,263	4,322	—	4,335	202
Other consumer	446	446	—	515	41
Subtotal	29,685	32,186	—	32,896	1,915
With an allowance recorded
Commercial & industrial	$2,001	$2,045	$1,150	$2,572	$125
Commercial real estate	25,233	25,377	765	25,595	1,326
Commercial construction	—	—	—	—	—
Small business	429	462	109	459	28
Residential real estate	13,228	14,197	1,564	13,405	515
Home equity	627	694	116	642	26
Other consumer	852	856	70	954	33
Subtotal	42,370	43,631	3,774	43,627	2,053
Total	$72,055	$75,817	$3,774	$76,523	$3,968

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$5,849	$7,343	$—	$6,993	$391
Commercial real estate	12,999	13,698	—	13,984	952
Commercial construction	—	—	—	—	—
Small business	1,085	1,147	—	1,217	80
Residential real estate	2,545	2,630	—	2,589	118
Home equity	4,119	4,166	—	4,190	195
Other consumer	700	705	—	858	72
Subtotal	27,297	29,689	—	29,831	1,808
With an allowance recorded
Commercial & industrial	$2,726	$2,851	$1,084	$2,883	$143
Commercial real estate	20,869	21,438	516	21,678	1,340
Commercial construction	—	—	—	—	—
Small business	1,194	1,228	353	1,255	77
Residential real estate	12,828	13,601	1,302	13,014	560
Home equity	316	389	35	324	23
Other consumer	1,429	1,453	130	1,610	60
Subtotal	39,362	40,960	3,420	40,764	2,203
Total	$66,659	$70,649	$3,420	$70,595	$4,011

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain loans acquired by the Company may have shown evidence of deterioration of credit quality since origination and it was therefore deemed unlikely that the Bank would be able to collect all contractually required payments. As such, these loans were deemed to be Purchase Credit Impaired (“PCI”) loans and the carrying value and prospective income recognition are predicated upon future cash flows expected to be collected. The following tables display certain information pertaining to purchased credit impaired loans at the dates indicated:

		Mayflower Acquisition	Central Acquisition
		November 15, 2013	November 9, 2012
		(Dollars in thousands)
Contractually required principal and interest payments receivable	(1)	$4,440	$47,548
Less: expected cash flows	(1)	3,144	38,815
Initial nonaccretable difference		$1,296	$8,733

Expected cash flows	(1)	$3,144	$38,815
Less: fair value (initial carrying amount)		2,758	35,720
Accretable Yield		$386	$3,095
(1) Reflective of anticipated prepayments.

	December 31
	2014	2013
	(Dollars in thousands)

Outstanding balance	$25,279	$33,555
Carrying amount	$22,315	$29,544
The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	2014	2013
	(Dollars in thousands)
Beginning balance	$2,514	$2,464
Acquisition	—	386
Accretion	(2,299)	(1,812)
Other change in expected cash flows (1)	2,565	1,142
Reclassification from nonaccretable difference for loans which have paid off (2)	194	334
Ending balance	$2,974	$2,514

(1)	Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).

(2)	Results in increased income during the period when a loan pays off at amount greater than originally expected.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014	2013
	(Dollars in thousands)
Principal balance of loans outstanding at beginning of year	$52,510	$47,859
Loan advances	21,310	107,461
Loan payments/payoffs	(21,913)	(102,810)
Reduction for former directors (1)	(25,913)	—
Principal balance of loans outstanding at end of year	$25,994	$52,510
(1) Amounts relate to loans to individuals who are no longer current directors of the Company and therefore are not deemed to be an insider.

(5)    BANK PREMISES AND EQUIPMENT
Bank premises and equipment at December 31, were as follows:

	2014	2013	Estimated Useful Life
	(Dollars in thousands)		(In years)
Cost:
Land	$15,786	$16,026	n/a
Bank premises	33,425	32,858	5-39
Leasehold improvements	20,797	20,189	1-15
Furniture and equipment	49,894	46,613	1-10
Total cost	119,902	115,686
Accumulated depreciation	(55,828)	(50,736)
Net bank premises and equipment	$64,074	$64,950
Depreciation expense related to bank premises and equipment was $6.6 million in 2014, $6.1 million in 2013, and $5.5 million in 2012, which is included in occupancy and equipment expense and other noninterest expense. In addition. the Company has recognized impairment of $670,000 and $93,000 during 2014 and 2013, respectively, relating to certain bank premises.

(6)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
The following table sets forth the carrying value of goodwill and other intangible assets, net of accumulated amortization, at December 31:

	2014	2013
	(Dollars in thousands)
Balances not subject to amortization:
Goodwill	$170,421	$170,421
Balances subject to amortization:
Core deposit intangibles	9,269	11,218
Other identifiable intangible assets	616	1,003
Total other intangible assets	9,885	12,221
Total goodwill and other intangible assets	$180,306	$182,642

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying value of goodwill for the periods indicated were as follows:

	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$170,421	$150,391	$130,074
Acquisitions	—	20,030	22,544
Impairment (1)	—	—	(2,227)
Balance at end of year	$170,421	$170,421	$150,391

(1)	Amount represents the total amount of goodwill relating to Compass Exchange Advisors, LLC, which was acquired in January 2007.
The gross carrying amount and accumulated amortization of other intangible assets were as follows at the periods indicated:

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposit intangibles	$20,147	$(10,878)	$9,269	$20,147	$(8,929)	$11,218
Other intangible assets	1,940	(1,324)	616	1,940	(937)	1,003
Total	$22,087	$(12,202)	$9,885	$22,087	$(9,866)	$12,221

Amortization of intangible assets was $2.3 million, $2.1 million, and $1.7 million, for 2014, 2013, and 2012, respectively.
The following table sets forth the estimated annual amortization expense of intangible assets for each of the next five years:

Year	Amount
(Dollars in thousands)
2015	$2,175
2016	2,082
2017	2,061
2018	1,315
2019	704
The original weighted average amortization period for intangible assets is 9.9 years.

(7)    DEPOSITS
The following is a summary of the scheduled maturities of time deposits as of December 31:

	2014		2013
	(Dollars in thousands)
1 year or less	$462,506	71.2%	$559,402	75.1%
Over 1 year to 2 years	102,385	15.8%	87,645	11.8%
Over 2 years to 3 years	29,044	4.5%	51,778	7.0%
Over 3 years to 4 years	26,156	4.0%	20,462	2.8%
Over 4 years to 5 years	29,529	4.5%	24,288	3.3%
Over 5 years	—	—%	53	—%
Total	$649,620	100.0%	$743,628	100.0%
The amounts of overdraft deposits that were reclassified to the loan category at December 31, 2014 and 2013 were $3.5 million and $2.4 million, respectively.
The Bank's deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)    BORROWINGS

Federal Home Loan Bank Borrowings
Advances payable to the Federal Home Loan Bank are summarized as follows:

	2014		2013
		Weighted		Weighted
		Average		Average
	Total	Contractual	Total	Contractual
	Outstanding	Rate	Outstanding	Rate
	(Dollars in thousands)
Stated Maturity
2014	$—	—%	$105,027	0.55%
2015	38,001	0.69%	3,074	5.81%
2016	—	—%	—	—%
2017	31,203	4.03%	31,290	4.02%
2018	—	—%	—	—%
2019	—	—%	—	—%
Subtotal	$69,204	2.20%	$139,391	1.44%
Amortizing advances	876		903
Total Federal Home Loan Bank Advances	$70,080		$140,294
To manage the interest rate risk of these advances, the Company has entered into interest rate swaps, effectively converting $25.0 million and $100.0 million of the FHLB advances to fixed interest rates at December 31, 2014 and 2013, respectively. These swaps carried a weighted average interest rate of 2.94% and 2.68% at December 31, 2014 and 2013, respectively, and have various maturity dates ranging through December 2018. In June 2014, the Company terminated $75.0 million in swaps that matured in 2014 and 2015 resulting in a loss on termination of approximately $1.1 million, which is included in other noninterest expense for 2014. The final $25.0 million in swapped FHLB advances will mature in 2018.
During 2013 the Company prepaid $60.0 million of these advances assumed as part of the Central acquisition. The difference between the exit price and the net carrying amount of the debt resulted in a gain on extinguishment of debt of $763,000.
The Company’s FHLB advances are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the Federal Home Loan Bank, and by residential mortgages, and certain commercial real estate loans held in the Bank’s portfolio. The Bank’s unused remaining available borrowing capacity at the Federal Home Loan Bank was approximately $755.7 million and $668.1 million at December 31, 2014 and 2013, respectively, inclusive of a $5.0 million line of credit. At December 31, 2014 and 2013, the Company was in compliance with the FHLB collateral requirements.
Short-Term Debt
The following table summarizes short-term borrowings:
The Company’s short-term borrowings consisted of the following as of the periods indicated:

	December 31
	2014	2013
	(Dollars in thousands)
Customer repurchase agreements	$147,890	$149,288
Line of credit advances	—	5,000
Total short-term borrowings	$147,890	$154,288
The interest expense on short-term borrowings was $200,000, $276,000, and $363,000 as of December 31, 2014, 2013, and 2012, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer Repurchase Agreements. In a security repurchase agreement with the Bank’s customers, the Bank will generally sell a security, agreeing to repurchase either the same or substantially the same security on a specified later date, at a price greater than the original sales price. The securities underlying these agreements with customers are held in segregated safekeeping accounts by the Bank’s safekeeping agents, to minimize the potential risk that the borrower may not return the security underlying the agreements. The Customer repurchase agreements are primarily collateralized by U.S. Government agency mortgage-backed securities. The amount of investments pledged against customer repurchase agreements was $156.9 million and $169.0 million at December 31, 2014 and 2013, respectively.
Line of Credit Borrowings. The revolving line of credit, which is an obligation of the parent company, accrues interest at an adjusted LIBOR rate. The line of credit provides for borrowings of up to $20.0 million (increased from $10.0 million with a 2014 amendment) and matures on November 18, 2015.
The table below sets forth additional information on certain short-term borrowing categories as of and for the periods indicated:

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Amount	Rate	Amount	Rate	Amount	Rate
Customer Repurchase Agreements	(Dollars in thousands)
Balance outstanding at end of year	$147,890	0.13%	$149,288	0.13%	$153,359	0.13%
Average daily balance outstanding	143,700	0.13%	147,195	0.13%	160,589	0.20%
Maximum balance outstanding at any month end	160,317	N/A	164,180	N/A	178,171	N/A
Long-Term Debt
The following table summarizes long-term debt as of the periods indicated:

	December 31
	2014	2013
	(Dollars in thousands)
Wholesale repurchase agreements	$50,000	$50,000
Junior subordinated debentures
Capital Trust V	51,547	51,547
Slades Ferry Trust I	10,310	10,310
Central Trust I	5,258	5,258
Central Trust II	6,570	6,791
Subordinated debentures	65,000	30,000
Total long-term debt	$188,685	$153,906

The interest expense on long-term debt was $6.4 million, $7.0 million, and $7.1 million as of December 31, 2014, 2013, and 2012, respectively.
Wholesale Repurchase Agreements: In a wholesale security repurchase agreement with established firms, the Bank will generally sell a security, agreeing to repurchase either the same or substantially the same security on a specified later date, at a price greater than the original sales price. The securities underlying these agreements with these counterparties are primarily collateralized by U.S. Government agency mortgage-backed securities, which are delivered to broker/dealers. The amount of investments pledged against wholesale repurchase agreements was $52.9 million and $50.1 million at December 31, 2014 and 2013, respectively. At both December 31, 2014 and 2013, there was one outstanding wholesale repurchase agreement with a maturity date of August 23, 2015.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
For regulatory purposes, bank holding companies are allowed to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions in the Dodd-Frank Act generally exclude trust preferred securities from Tier 1 capital, however, holding companies with consolidated assets of less than $15 billion, such as the Company, will be able to continue to include these instruments in Tier 1 capital, but no such securities issued in the future will count as Tier 1 capital.
Information relating to these trust preferred securities are as follows:

Trust	Description of Capital Securities
Capital Trust V
$50.0 million due in 2037, interest at a variable rate (LIBOR plus 1.48%), which has been effectively converted to a fixed rate of 6.52% until December 28, 2016, through the use of an interest rate swap. These securities are callable quarterly, until maturity.

Slades Ferry Trust I	$10.0 million due in 2034, bearing interest at a variable rate (LIBOR plus 2.79%). These securities are callable quarterly, until maturity.

Central Trust I	$5.1 million due in 2034, bearing interest at a variable rate (LIBOR plus 2.44%). These securities are callable quarterly, until maturity.

Central Trust II
$5.9 million due in 2037, bearing a fixed interest rate 7.015% until March 15, 2017. Subsequent to this date, the interest will be variable (LIBOR plus 1.65%) and the securities will become callable quarterly, until maturity.

All obligations under these trust preferred securities are unconditionally guaranteed by the Company.
Subordinated Debentures: At December 31, 2014, there is an outstanding subordinated debenture at the Bank. The subordinated debentures were issued to USB Capital Resources, Inc., a wholly-owned subsidiary of U.S. Bank National Association. The subordinated debt matures on October 1, 2019, however with regulatory approval, the Bank may redeem the subordinated debt without penalty at any time on or after October 1, 2014. The interest rate was fixed at 7.02% through August of 2013, and is now a floating rate of LIBOR plus 3.00%.
At December 31, 2014, there was also an outstanding subordinated debenture at the bank holding company. The subordinated debentures were issued to several investors via private placement on November 17, 2014. The subordinated debt matures on November 15, 2024, however with regulatory approval, the Bank may redeem the subordinated debt without penalty at any scheduled payment date on or after November 15, 2019 with 30 days notice. The interest rate is fixed at 4.75% through November 15, 2019, after which it converts to LIBOR plus 2.98%.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the contractual maturities of long-term debt over the next five years:

	2015	2016	2017	2018	2019	Thereafter	Total
	(Dollars in thousands)
Wholesale repurchase agreements	$50,000	$—	$—	$—	$—	$—	$50,000
Junior subordinated debentures
Capital trust V	—	—	—	—	—	51,547	51,547
Slades ferry trust I	—	—	—	—	—	10,310	10,310
Central trust I	—	—	—	—	—	5,258	5,258
Central trust II	—	—	—	—	—	6,570	6,570
Subordinated debentures	—	—	—	—	30,000	35,000	65,000

(9)    EARNINGS PER SHARE
Earnings per share consisted of the following components for the years ended December 31:

	2014	2013	2012
	(Dollars in thousands)
Net income	$59,845	$50,254	$42,627

	Weighted Average Shares

Basic shares	23,899,562	23,011,814	21,782,499
Effect of dilutive securities	93,815	76,764	29,817
Diluted shares	23,993,377	23,088,578	21,812,316

Net income per share
Basic EPS	$2.50	$2.18	$1.96
Effect of dilutive securities	(0.01)	—	(0.01)
Diluted EPS	$2.49	$2.18	$1.95
The following table illustrates the options to purchase common stock and the shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	December 31
	2014	2013	2012
Stock options	—	124,608	584,938
Performance-based restricted stock	—	—	—

(10)    STOCK BASED COMPENSATION
The Company has the following stock based plans, all of which have been approved by the Company’s Board of Directors and shareholders:

•	1996 Nonemployee Directors’ Stock Option Plan (“1996 Plan”)

•	1997 Employee Stock Option Plan (“1997 Plan”)

•	Second Amended and Restated 2005 Employee Stock Plan (“2005 Plan”)

•	2006 Nonemployee Director Stock Plan (“2006 Plan”)

•	2010 Nonemployee Director Stock Plan (“2010 Plan”)

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amount of cumulatively granted stock options and restricted stock awards, net of forfeitures, through December 31, 2014:

	Authorized Stock Option Awards	Authorized Restricted Stock Awards	Total	Cumulative Granted, Net of Forfeitures		Total	Authorized but Unissued
				Stock Option Awards	Restricted Stock Awards

1996 Plan	300,000	N/A	300,000	190,000	N/A	190,000	(4)
1997 Plan	1,100,000	N/A	1,100,000	972,271	N/A	972,271	(4)
2005 Plan	(1)	(1)	1,650,000	537,941	551,043	1,088,984	561,016
2006 Plan	(2)	(2)	35,400	15,000	20,400	35,400	(4)
2010 Plan	(3)	(3)	314,600	27,000	67,220	94,220	220,380

(1)	The Company may award up to a total of 1,650,000 shares as stock options or restricted stock awards.

(2)	The Company may award up to a total of 50,000 shares as stock options or restricted stock awards. During 2010, the remaining 14,600 shares were transferred and available for issue under the 2010 Plan.

(3)	The Company may award up to a total of 314,600 shares as stock options or restricted stock awards, inclusive of 14,600 shares which were transferred from the 2006 Plan.

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
The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized for the years presented:

	Years Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Stock based compensation expense
Stock options	$36	$241	$526
Restricted stock awards(1)	2,135	1,906	1,968
Directors’ fee expense
Stock options	14	27	19
Restricted stock awards	527	288	332
Total stock based award expense	$2,712	$2,462	$2,845
Related tax benefits recognized in earnings	$945	$832	$932

(1)	Inclusive of compensation expense associated with time-vested and performance-based restricted stock awards.
Expense related to awards issued to directors are recognized as directors’ fees within other noninterest expense.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•
The stock based compensation expense recognized in earnings should be based on the amount of awards ultimately expected to vest, therefore a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock based compensation expense recognized in 2014, 2013, and 2012 has been reduced for annualized estimated forfeitures of 3.5% based on historical experience.

The Company made the following awards of nonqualified options to purchase shares of common stock in 2013. There were no such awards made in 2014 or 2012.

Year Ended December 31
2013
Date of grant	11/9/2013
Plan	2010
Options granted	5,000
Vesting period (1)	13 months
Expiration date	11/9/2023
Expected volatility	31.23%
Expected life (years)	5.5
Expected dividend yield	2.64%
Risk free interest rate	1.56%
Fair value per option	$8.13

(1)	Vesting periods begin on the grant date unless otherwise noted.
Under all of the Company’s stock based plans, the option exercise price is based upon the average of the high and low trading value of the stock on the date of grant. Stock option awards granted to date under all plans expire through 2023.
The following table presents relevant information relating to the Company’s stock options for the periods indicated:

	Years Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Fair value of stock options vested based on grant date fair value	$211	$430	$706
Intrinsic value of stock options exercised	1,210	1,051	609
Cash received from stock option exercises	6,285	2,475	1,242
Tax benefit realized on stock option exercises/repurchase	442	322	242
Weighted average grant date fair value of options granted (per share)	—	8.13	—
Cash paid to settle equity instruments granted under stock based compensation arrangements	—	—	134

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s Stock Option Grants for the year ended December 31, 2014 is presented in the table below:

	Outstanding					Nonvested
	Stock Option Awards		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)	Stock Option Awards		Weighted Average Grant Date Fair Value
	(Dollars in thousands, except per share data)
Balance at January 1, 2014	524,948		$30.50			33,487		$6.71
Granted	—		—			—		—
Exercised	(193,697)		32.45			n/a		n/a
Vested	n/a		n/a			(31,821)		6.64
Forfeited	—		—			—		—
Expired	(500)		31.44			—		—
Balance at December 31, 2014	330,751	(2)	$29.36	3.65	$4,548	1,666	(4)	$8.13
Options outstanding and expected to vest at December 31, 2014	330,750	(2)	$29.36	3.65	$4,548
Options exercisable at December 31, 2014	329,085	(3)	$29.33	3.63	$4,535
Unrecognized compensation cost, including forfeiture estimate									$—
Weighted average remaining recognition period (years)									0.01

(1)
The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2014 of $43.11 which would have been received by the option holders had they all exercised their options as of that date.

(2)	Inclusive of 28,999 stock options outstanding and expected to vest to Directors.

(3)	Inclusive of 27,334 vested stock options outstanding to Directors.

(4)	Inclusive of 1,666 nonvested stock options outstanding to Directors.
Restricted Stock
The Company grants both time-vested restricted stock awards as well as performance-based restricted stock awards. During the years ended December 31, 2014, 2013, and 2012 the Company has made the following restricted stock award grants:

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares Granted	Plan	Fair Value (1)	Vesting Period
Time-vested
2014
3/20/2014	65,950	2005	$39.82	Ratably over 5 years from grant date
3/31/2014	3,000	2005	39.00	Ratably over 3 years from grant date
5/20/2014	10,920	2010	35.08	At the end of 5 years from grant date(2)
11/20/2014	2,000	2005	39.11	Ratably over 5 years from grant date
12/11/2014	2,000	2005	$40.89	Ratably over 5 years from grant date
2013
1/16/2013	2,000	2005	30.48	Ratably over 3 years from grant date
2/14/2013	93,800	2005	31.51	Ratably over 5 years from grant date
5/21/2013	14,700	2010	33.17	At the end of 5 years from grant date(2)
2012
2/16/2012	89,800	2005	$27.81	Ratably over 5 years from grant date
4/5/2012	1,000	2005	28.16	Ratably over 5 years from grant date
5/22/2012	1,000	2010	27.63	Immediate upon grant
5/22/2012	13,000	2010	27.63	At the end of 5 years from grant date(2)
11/10/2012	1,000	2010	28.03	At the end of 5 years from grant date(2)

Performance-based
2014
3/20/2014	20,700	2005	$39.82	On March 20, 2017, if performance conditions are met

(1)
The fair value of the restricted stock awards are based upon the average of the high and low prices at which the Company’s common stock traded on the date of grant. The holders of time-vested restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The holders of performance-based restricted stock awards do not participate in the rewards of stock ownership of the Company until vested. The holders of all restricted stock awards are not required to pay any consideration to the Company for the awards.

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

The following table presents the fair value of restricted stock awards vesting during the periods presented:

	Years Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Fair value of restricted stock awards upon vesting	$3,293	$3,289	$2,085

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s Restricted Stock Award Grants for the year ended December 31, 2014 is presented in the table below:

	Outstanding Restricted Stock Awards		Weighted Average Grant Price ($)
	(Dollars in thousands, except per share data)
Balance at January 1, 2014	271,927		$28.39
Granted	104,570		39.31
Vested/released	(91,507)		26.30
Forfeited	(8,463)		30.21
Balance at December 31, 2014	276,527	(1)	$33.15
Unrecognized compensation cost (inclusive of directors’ fees), including forfeiture estimate				$6,644
Weighted average remaining recognition period (years)				3.15

(1)	Inclusive of 34,600 restricted stock awards outstanding to Directors.

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

December 31, 2014
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	$(2,093)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	(2,094)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.24%	2.94%	(1,383)
$75,000							$(5,570)

December 31, 2013
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	$(3,151)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	(3,152)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.24%	2.94%	(1,493)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.25%	3.04%	(1,341)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.24%	1.71%	(493)
$150,000							$(9,630)
For derivative instruments that are designated and qualify as hedging instruments in a cash flow hedge, the effective portion of the gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $2.7 million (pre-tax) to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges, in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of December 31, 2014.
The Company recognized $244,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for the years ended December 31, 2014, 2013 and 2012.
In June 2014, the Company repaid certain borrowings and consequently terminated the corresponding cash flow hedges. As a result of the termination of the cash flow hedges, the Company reclassified a pre-tax loss of approximately $1.1 million out of OCI and into other noninterest expense.
The Company had no fair value hedges as of December 31, 2014, 2013, and 2012.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedges for accounting purposes:

	Number of Positions (1)	Notional Amount Maturing
		Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2014
	(Dollars in thousands)
Loan level derivatives
Receive fixed, pay variable	174	$88,147	46,854	40,958	38,108	403,208	$617,275	$17,840
Pay fixed, receive variable	168	$88,147	46,854	40,958	38,108	403,208	$617,275	$(17,837)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	23	$57,112	—	—	—	—	$57,112	$4,007
Buys U.S. currency, sells foreign currency	23	$57,112	—	—	—	—	$57,112	$(3,984)
	December 31, 2013
	(Dollars in thousands)
Loan level derivatives
Receive fixed, pay variable	168	$48,882	97,975	42,957	42,116	329,554	$561,484	$9,484
Pay fixed, receive variable	162	$48,882	97,975	42,957	42,116	329,554	$561,484	$(9,523)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	6	$11,367	—	—	—	—	$11,367	$396
Buys U.S. currency, sells foreign currency	6	$11,367	—	—	—	—	$11,367	$(390)

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
The change in fair value on the interest rate lock commitments, forward delivery sale commitments, and forward TBA mortgage contracts are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was an increase of $18,000 and $1,000 and a decrease of $141,000 for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	December 31, 2014	December 31, 2013	Balance Sheet Location	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$—	$—	Other liabilities	$5,570	$9,630
Derivatives not designated as hedges
Customer Related Positions:
Loan level derivatives	Other assets	18,383	16,301	Other liabilities	18,380	16,340
Foreign exchange contracts	Other assets	4,007	396	Other liabilities	3,984	390
Mortgage Derivatives
Interest rate lock commitments	Other assets	295	204	Other liabilities	—	—
Forward TBA mortgage contracts	Other assets	$—	$64	Other liabilities	$16	$—
Forward sales agreements	Other assets	3	—	Other liabilities	—	35
		$22,688	$16,965		$22,380	$16,765
Total		$22,688	$16,965		$27,950	$26,395
The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Years Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$2,256	$3,735	$1,082
Loss reclassified from OCI into interest expense (effective portion)	3,662	5,723	5,417
Loss reclassified from OCI into noninterest expense (loss on termination)	$1,122	$—	$—
Loss recognized in income on derivatives (ineffective portion & amount excluded from effectiveness testing)
Interest expense	$—	$—	$—
Other expense	—	—	—
Total	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$63	$38	$134
Other expense	(4)	(116)	(49)
Changes in fair value of mortgage derivatives
Mortgage banking income	$49	$354	$141
Total	$108	$276	$226
By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial. The Company had $272,000 and $3.4 million in exposure relating to institutional counterparties at December 31, 2014 and 2013, respectively. The Company’s exposure relating to customer counterparties was approximately $18.9 million and $13.6 million at December 31, 2014 and 2013, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

12) BALANCE SHEET OFFSETTING
The Company does not offset fair value amounts recognized for derivative instruments or repurchase agreements. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. At December 31, 2014, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged	Net Amount
	December 31, 2014
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level derivatives	18,383	—	18,383	272	—	18,111
Customer foreign exchange contracts	4,007	—	4,007	—	—	4,007
	$22,390	$—	$22,390	$272	$—	$22,118

Derivative Liabilities
Interest rate swaps	$5,571	$—	$5,571	$—	$5,571	$—
Loan level derivatives	18,380	—	18,380	272	17,836	272
Customer foreign exchange contracts	3,984	—	3,984	—	—	3,984
Repurchase agreements
Customer repurchase agreements	147,890	—	147,890	—	147,890	—
Wholesale repurchase agreements	50,000	—	50,000	—	50,000	—
	$225,824	$—	$225,824	$272	$221,297	$4,255

(1)	Reflects offsetting derivative positions with the same counterparty.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged	Net Amount
	December 31, 2013
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level swaps	16,301	—	16,301	2,823	—	13,478
Customer foreign exchange contracts	396	—	396	—	—	396
	$16,697	$—	$16,697	$2,823	$—	$13,874

Derivative Liabilities
Interest rate swaps	$9,630	$—	$9,630	$—	$9,630	$—
Loan level swaps	16,340	—	16,340	2,823	10,108	3,409
Customer foreign exchange contracts	390	—	390	—	—	390
Repurchase agreements
Customer repurchase agreements	149,288	—	149,288	—	149,288	—
Wholesale repurchase agreements	50,000	—	50,000	—	50,000	—
	$225,648	$—	$225,648	$2,823	$219,026	$3,799

(1)	Reflects offsetting derivative positions with the same counterparty.

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

(13)    INCOME TAXES
The provision for income taxes is comprised of the following components:

	Years Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Current expense
Federal	$14,709	$9,570	$11,928
State	6,350	4,357	4,664
Total current expense	21,059	13,927	16,592
Deferred expense (benefit)
Federal	2,877	1,598	(1,183)
State	(37)	959	(736)
Total deferred expense (benefit)	2,840	2,557	(1,919)
Total expense	$23,899	$16,484	$14,673

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the statutory federal income tax rate of 35% and the effective income tax rate reported for the last three years is detailed below:

	Years Ended December 31
	2014		2013		2012
	(Dollars in thousands)
Computed statutory federal income tax provision	$29,310	35.00%	$23,359	35.00%	$20,055	35.00%
State taxes, net of federal tax benefit	4,104	4.90%	3,455	5.17%	2,553	4.46%
Nontaxable interest, net	(795)	(0.95)%	(557)	(0.83)%	(542)	(0.95)%
New Market Tax Credits	(6,708)	(8.01)%	(9,000)	(13.48)%	(6,371)	(11.12)%
Low Income Housing Project Investments	(594)	(0.71)%	(194)	(0.29)%	(196)	(0.34)%
Increase in cash surrender value of life insurance and tax exempt gain on benefit payments	(1,782)	(2.13)%	(1,209)	(1.81)%	(1,612)	(2.81)%
Merger and other related costs (non-deductible)	274	0.33%	366	0.55%	404	0.71%
Other, net	90	0.11%	264	0.39%	382	0.66%
Total expense	$23,899	28.54%	$16,484	24.70%	$14,673	25.61%
The tax-effected components of the net deferred tax asset at December 31 were as follows:

	2014	2013
	(Dollars in thousands)
Deferred tax assets
Accrued expenses not deducted for tax purposes	$10,666	$8,530
Allowance for loan losses	22,462	21,743
Deferred gain on sale leaseback transaction	2,579	3,104
Derivatives fair value adjustment	1,882	3,440
Employee and director equity compensation	2,380	2,351
Federal Home Loan Bank borrowings fair value adjustment	83	220
Loan basis difference fair value adjustment	2,094	1,819
Net operating loss carry-forward	230	1,671
Net unrealized loss on securities available for sale	—	1,418
New Markets Tax Credit carry-forward	521	2,257
Other-than-temporary impairment on securities	4,072	4,074
Other	1,426	1,481
Total	$48,395	$52,108
Deferred tax liabilities
Core deposit and other intangibles	$3,194	$4,052
Deferred loan fees, net	4,164	3,530
Fixed assets	4,875	5,571
Goodwill	14,194	13,030
Net unrealized gain on securities available for sale	2,075	—
Other	1,180	956
Total	$29,682	$27,139
Total net deferred tax asset	$18,713	$24,969
The Company has determined that a valuation allowance is not required for any of its deferred tax assets since it is more likely than not that these assets will be realized principally through the utilization of carry-back provisions to taxable income on prior years and future reversals of existing taxable temporary differences and by offsetting other future taxable income.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(Dollars in thousands)
Balance at December 31, 2012	$126
Reduction of tax positions for prior years	(113)
Increase for prior year tax position	42
Increase for current year tax positions	—
Balance at December 31, 2013	$55
Reduction of tax positions for prior years	(55)
Increase for prior year tax positions	—
Increase for current year tax positions	—
Balance at December 31, 2014	$—
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2011 through 2013 tax years including any related income tax filings from its recent Bank acquisitions. The Company is utilizing net operating loss carry forwards acquired from the Central and Mayflower acquisitions that are subject to annual change in ownership limitations. In addition, the Company has a general business credit carry forward that resulted from 2014 operations that can be used to reduce future federal income tax. The net operating loss carry forwards of $607,000 will expire at various dates through 2031 and the general business credit carryforward of $521,000 will expire in 2034. The Company anticipates utilizing these carry forwards prior to their expirations.

(14)    LOW INCOME HOUSING PROJECT INVESTMENTS

The Company has invested in Low Income Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) and which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid. The investment in LIHTC projects is being accounted for using the proportional amortization method, under which the Company amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes the net investment benefit in the income statement as a component of income tax expense (benefit). The retroactive application of the adoption of this accounting treatment was assessed and deemed to have an immaterial impact on the prior year, therefore prior year numbers have not been restated.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents certain information related to the Company's investments in low income housing projects as of December 31:

	2014	2013
	(Dollars in thousands)
Original investment value	$40,541	$1,701
Current recorded investment	38,943	1,193
Unfunded liability obligation	28,004	51
Tax credits and benefits earned during the year	1,683	236
Amortization of investments during the year	1,089	187
Net income tax benefit recognized during the year	594	49

(15)    EMPLOYEE BENEFIT PLANS
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
The Company’s participation in the Pension Plan for the annual period ended December 31, 2014, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (“EIN”) and the three-digit plan number. The funding status of the Pension Plan is determined on the basis of the financial statements provided by the Fund using total plan assets and accumulated benefit obligation. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Expiration Date of Collective-Bargaining Agreement” column lists the expiration date(s) of any collective-bargaining agreement(s) to which the Pension Plan is subject.

		Funding Status of Pension Plan		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	Minimum Contributions Required for Future Periods
	EIN/Pension Plan Number	2014	2013
Pentegra defined benefit plan for financial institutions	13-5645888/333	At least 80 percent	At least 80 percent	No	No	N/A	$—

Contributions to the Fund are based on each individual employer’s experience. The Company’s total contributions to the Pension Plan did not represent more than 5% of the total contributions to the Pension Plan as indicated in the Pension Plan’s most recently available annual report dated June 30, 2014. The comparability of employer contributions is impacted by asset performance, discount rates and the reduction in the number of covered employees year over year.
The Company’s contributions to the Pension Plan were as follows for the periods indicated:

		Plan Year Allocation
	Cash Payment	2014-2015	2013-2014	2012-2013
	(Dollars in thousands)
2014	$1,320	$1,320	$—	$—
2013	2,603	—	1,762	841
2012	234	—	—	234
The Company’s total defined benefit plan expense was $1.5 million, $1.4 million, and $1.6 million, for the years ending December 31, 2014, 2013, and 2012, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information for the Fund is made available through the public Form 5500 which is available by April 15th of the year following the plan year end.
Postretirement Benefit Plans
Employees retiring from the Bank after attaining age 65, who have rendered at least 10 years of continuous service are entitled to a fixed contribution toward the premium for postretirement health care benefits and a $5,000 benefit paid upon death. The health care benefits are subject to deductibles, co-payment provisions and other limitations. The Bank may amend or change these benefits periodically. Additionally, the Company has acquired small postretirement plans in conjunction with various acquisitions, which do not have a material impact on the amount of expense realized by the Company.
Supplemental Executive Retirement Plans
The Bank maintains defined benefit supplemental executive retirement plans (“SERP”) for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. The Bank also maintains defined benefit SERPs acquired from previous acquisitions. The Bank has established and funded Rabbi Trusts to accumulate funds in order to satisfy the contractual liability of these supplemental retirement plan benefits. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets, included in the Company's available for sale securities portfolio, totaled $8.8 million and $8.5 million at December 31, 2014 and 2013, respectively.
During 2014, the Company amended the retirement benefit amounts for certain participants. The Company then froze its SERP by closing it to new participants and restricting future adjustments to the retirement benefit amounts.
The following table shows the defined benefit supplemental retirement expense, and the contributions paid to the plan which were used only to pay the current year benefits as of the dates indicated:

	2014	2013	2012
	(Dollars in thousands)
Retirement expense	$954	$1,049	$1,144
Contributions paid	271	253	253
The following table shows the Company's best estimate of the benefits expected to be paid in each of the next five years, in the aggregate for the next five fiscal years thereafter and in the aggregate after those 10 years:

Defined Benefit Supplemental Executive Retirement Plans Expected Benefit Payment
(Dollars in thousands)
2015	$315
2016	437
2017	431
2018	466
2019	515
2020-2024	3,600

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the defined benefit supplemental executive retirement plans benefits is December 31st for each of the years reported. The following table illustrates the status of the defined benefit supplemental executive retirement plans at December 31 for the years presented:

	Defined Benefit Supplemental Executive Retirement Benefits
	2014	2013	2012
	(Dollars in thousands)
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$8,243	$8,714	$7,550
Accumulated service cost	397	429	627
Interest cost	390	409	296
Plan amendment	1,357	—	—
Actuarial loss/(gain)	2,421	(1,056)	494
Benefits paid	(271)	(253)	(253)
Accumulated benefit obligation at end of year	$12,537	$8,243	$8,714
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	271	253	253
Benefits paid	(271)	(253)	(253)
Fair value of plan assets at end of year	$—	$—	$—
Funded status at end of year	$(12,537)	$(8,243)	$(8,714)
Assets	—	—	—
Liabilities	(12,537)	(8,243)	(8,714)
Accrued benefit cost	$(12,537)	$(8,243)	$(8,714)
Amounts recognized in accumulated other comprehensive income (“AOCI”)
Net loss	$3,305	$938	$2,157
Prior service cost	1,904	659	745
Amounts recognized in AOCI	$5,209	$1,597	$2,902
Information for plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$12,537	$8,243	$8,714
Accumulated benefit obligation	$12,537	$8,243	$8,714
Net periodic benefit cost
Service cost	$397	$429	$627
Interest cost	390	409	296
Amortization of prior service cost	113	113	113
Recognized net actuarial gain	54	155	108
Net periodic benefit cost	$954	$1,106	$1,144
Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net actuarial loss	$309	$18	$151
Net prior service cost	$947	$113	$99
Discount rate used for benefit obligation	2.24-3.84%	4.95%	4.05%
Discount rate used for net periodic benefit cost	2.43-4.76%	4.05%	4.40%
Rate of compensation increase	n/a	n/a	n/a

During 2014, the Company adopted a non-qualified 401(k) Restoration Plan ("Restoration Plan") for certain executive officers. The Restoration Plan is intended to contribute to each participant the amount of matching and discretionary contributions which would have been made to the existing Rockland Trust 401(k) plan on the participant's behalf, but were prohibited due to Internal Revenue Code limitations. The Company recognized expense of $56,000 related to this plan for services already performed for the year ended December 31, 2014.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Employee Benefits
The Bank from time to time creates an incentive compensation plan for senior management and other officers to participate in at varying levels. In addition, the Bank may also pay a discretionary bonus to senior management, officers, and/or nonofficers of the Bank. The expense for the incentive plans and the discretionary bonus amounted to $8.5 million in both 2014 and 2013 and $7.8 million in 2012.
The Bank has an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 25% of each employee’s contributions up to 6% of the employee’s earnings. The 401(k) Plan incorporates an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. This Plan also provides nondiscretionary contributions in which employees, with one year and 1,000 hours of service, receive a 5% cash contribution of eligible pay up to the social security limit and a 10% cash contribution of eligible pay over the social security limit up to the maximum amount permitted by law. Benefits contributed to employees under this defined contribution plan vest immediately. The defined contribution plan expense was $4.2 million in 2014, $3.9 million in 2013, and $3.6 million in 2012.
During 2014, the Company adopted a non-qualified deferred compensation plan which allows for deferrals of incentive payments until an elected distribution date in the future. This deferred compensation plan is available to certain highly compensated employees. Deferrals are invested at the election of the participant into one of the actively managed funds made available to the participant through the Company's Investment Management Group. The funds are held in a Rabbi Trust until elected date of distribution.
As a result of the Central acquisition during 2012, the Company acquired an Employee Stock Ownership Plan. The Company has received approval to terminate the plan from the Internal Revenue Service, and is in the process of making final distributions.
Director Benefits
The Company maintains a deferred compensation plan for the Company’s Board of Directors. The Board of Directors is entitled to elect to defer their director’s fees until retirement. If the Director elects to do so, their compensation is invested in the Company’s stock and maintained within the Company’s Investment Management Group. The amount of compensation deferred during 2014, 2013, and 2012 was $135,000, $107,000, and $88,000, respectively. At December 31, 2014 and 2013 the Company had 176,849 and 178,765 of shares provided for the plan with a related liability of $3.7 million and $3.4 million established within shareholders’ equity, respectively.

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Single and Pooled Issuer Trust Preferred Securities
The fair value of trust preferred securities, including pooled and single issuer preferred securities, is estimated using external pricing models, discounted cash flow methodologies or similar techniques. The inputs used in these valuations include benchmark yields, recent reported trades, new issue data, broker/dealer quotes and collateral performance. If there is at least one significant model assumption or input that is not observable, these securities are categorized as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2.
Equity Securities
These equity securities and mutual funds are valued based on market quoted prices. These securities are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied.
Loans Held for Sale
The Company has elected the fair value option to account for originated closed loans intended for sale. The fair value is measured on an individual loan basis using quoted market prices and when not available, comparable market values or discounted cash flow analysis may be utilized. These assets are typically categorized as Level 2.
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2014 and 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.
Mortgage Derivatives
The fair value of mortgage banking derivatives is determined based on current market prices for similar assets in the secondary market and, therefore, classified within Level 2 of the fair value hierarchy.
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
Other Real Estate Owned and Other Foreclosed Assets
The fair values are generally estimated based upon recent appraisal values of the property less costs to sell the property, as Other Real Estate Owned ("OREO") and Other Foreclosed Assets are valued at the lower of cost or fair value of the property, less estimated costs to sell. Certain inputs used in appraisals are not always observable, and therefore OREO and Other Foreclosed Assets may be categorized as Level 3 within the fair value hierarchy.
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
Assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
	December 31, 2014
Recurring fair value measurements
Assets
Securities available for sale
U.S. Government agency securities	$41,486	$—	$41,486	$—
Agency mortgage-backed securities	217,678	—	217,678	—
Agency collateralized mortgage obligations	63,035	—	63,035	—
State, county, and municipal securities	5,223	—	5,223	—
Single issuer trust preferred securities issued by banks and insurers	2,909	—	2,909	—
Pooled trust preferred securities issued by banks and insurers	6,321	—	—	6,321
Equity securities	11,902	11,902	—	—
Loans held for sale	6,888	—	6,888	—
Derivative instruments	22,688	—	22,688	—
Liabilities

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments	27,950	—	27,950	—
Total recurring fair value measurements	$350,180	$11,902	$331,957	$6,321

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$8,196	$—	$—	$8,196
Other real estate owned and other foreclosed assets	7,743	—	—	7,743
Total nonrecurring fair value measurements	$15,939	$—	$—	$15,939

	(Dollars in thousands)
	December 31, 2013
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

Nonrecurring fair value measurements:
Assets
Collateral dependent impaired loans	$10,328	$—	$—	$10,328
Other real estate owned and other foreclosed assets	7,633	—	—	7,633
Total nonrecurring fair value measurements	$17,961	$—	$—	$17,961

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Securities Available for Sale
	(Dollars in thousands)
	December 31, 2014		December 31, 2013			December 31, 2012
	Pooled Trust Preferred Securities	Total	Pooled Trust Preferred Securities	Private Mortgage- Backed Securities	Total	Pooled Trust Preferred Securities	Single Trust Preferred Securities	Private Mortgage- Backed Securities	Total
Beginning balance	$3,841	$3,841	$2,981	$3,532	$6,513	$2,820	$4,210	$6,110	$13,140
Gains and (losses) (realized/unrealized)
Included in earnings	—	—	—	—	—	—	—	(76)	(76)
Included in other comprehensive income	2,655	2,655	1,132	(64)	1,068	313	703	411	1,427
Sales	—	—	—	(2,695)	(2,695)	—	—	—	—
Settlements	(175)	(175)	(272)	(773)	(1,045)	(152)	—	(2,913)	(3,065)
Transfers into (out of) level 3	$—	$—	$—	$—	$—	$—	$(4,913)	$—	$(4,913)
Ending balance	$6,321	$6,321	$3,841	$—	$3,841	$2,981	$—	$3,532	$6,513
During the years ended December 31, 2014 and 2013, there were no transfers between the Levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis and during 2012 the Company transferred the Single Issuer Trust Preferred Security from Level 3 to Level 2. The reason for the transfer was increased trading of the security, enabling the use of more observable inputs. It is the Company's policy to recognize such transfers as of the end of the reporting period.
The following table sets forth certain unobservable inputs regarding the Company's investment in securities that are classified as Level 3:

	December 31,			December 31,		December 31,
	2014	2013		2014	2013	2014	2013
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in Thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$6,321	$3,841	Cumulative prepayment	0% - 75%	0% - 76%	7.0%	7.2%
			Cumulative default	3% - 100%	3% - 100%	13.9%	18.1%
			Loss given default	85% - 100%	85% - 100%	96.1%	95.7%
			Cure given default	0% - 75%	0% - 75%	46.7%	39.9%
Appraisals of collateral (1)
Impaired loans	$8,196	$10,328
Other real estate owned and foreclosed assets	$7,743	$7,633

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the periods indicated:

			Fair Value Measurements at Reporting Date Using
	Book Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2014
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,010	$1,073	$—	$1,073	$—
Agency mortgage-backed securities	159,522	164,944	—	164,944	—
Agency collateralized mortgage obligations	207,995	206,658	—	206,658	—
State, county, and municipal securities	424	428	—	428	—
Single issuer trust preferred securities issued by banks	1,500	1,477	—	1,477	—
Corporate debt securities	5,002	5,119	—	5,119	—
Loans, net of allowance for loan losses(b)	4,915,633	4,883,479	—	—	4,883,479
Financial liabilities
Time certificates of deposits(c)	$649,620	$651,180	$—	$651,180	$—
Federal Home Loan Bank borrowings(c)	70,080	70,208	—	70,208	—
Customer repurchase agreements and other short-term borrowings(c)	147,890	147,890	—	—	147,890
Wholesale repurchase agreements(c)	50,000	50,510	—	—	50,510
Junior subordinated debentures(d)	73,685	70,045	—	70,045	—
Subordinated debentures(c)	65,000	64,198	—	—	64,198

	December 31, 2013
Financial assets	(Dollars in thousands)
Securities held to maturity(a)
U.S. Treasury securities	$1,011	$1,042	$—	$1,042	$—
Agency mortgage-backed securities	155,067	155,951	—	155,951	—
Agency collateralized mortgage obligations	187,388	182,036	—	182,036	—
State, county, and municipal securities	678	685	—	685	—
Single issuer trust preferred securities issued by banks	1,503	1,526	—	1,526	—
Corporate debt securities	5,005	5,215	—	5,215	—
Loans, net of allowance for loan losses(b)	4,665,068	4,655,920	—	—	4,655,920
Financial liabilities
Time certificates of deposits(c)	$743,628	$746,908	$—	$746,908	$—
Federal Home Loan Bank borrowings(c)	140,294	140,321	—	140,321	—
Customer repurchase agreements and other short-term borrowings(c)	154,288	154,349	—	—	154,349
Wholesale repurchase agreements(c)	50,000	51,298	—	—	51,298
Junior subordinated debentures(d)	73,906	67,481	—	67,481	—
Subordinated debentures(c)	30,000	28,396	—	—	28,396

(a)
The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analysis.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(17)    OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Year Ended December 31, 2014
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$9,095	$(3,570)	$5,525
Less: net security gains reclassified into other noninterest income	191	(78)	113
Net change in fair value of securities available for sale	8,904	(3,492)	5,412

Change in fair value of cash flow hedges (2)	(969)	396	(573)
Less: net cash flow hedge losses reclassified into interest on borrowings expense	(3,662)	1,496	(2,166)
Less: loss on termination of hedge reclassified into noninterest expense	(1,122)	459	(663)
Net change in fair value of cash flow hedges	3,815	(1,559)	2,256

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(2,699)	1,103	(1,596)
Net prior service costs related to plan amendment arising during the period	(1,357)	554	(803)
Less: amortization of actuarial gains	44	(18)	26
Less: amortization of prior service costs	(102)	42	(60)
Less: amortization of transfer obligations	2	(1)	1
Net change in other comprehensive income for defined benefit postretirement plans	(4,000)	1,634	(2,366)
Total other comprehensive income	$8,719	$(3,417)	$5,302

	Year Ended December 31, 2013
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(11,943)	$4,578	$(7,365)
Less: net security gains reclassified into other noninterest income	230	(94)	136
Net change in fair value of securities available for sale	(12,173)	4,672	(7,501)

Change in fair value of cash flow hedges (2)	592	(242)	350

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Less: net cash flow hedge losses reclassified into interest on borrowings expense	(5,723)	2,338	(3,385)
Net change in fair value of cash flow hedges	6,315	(2,580)	3,735

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	1,302	(532)	770
Net prior service costs related to plan amendments arising during the period
Less: amortization of actuarial losses	(42)	17	(25)
Less: amortization of prior service costs	(102)	42	(60)
Less: amortization of transfer obligations	(4)	1	(3)
Net change in other comprehensive income for defined benefit postretirement plans	1,450	(592)	858
Total other comprehensive loss	$(4,408)	$1,500	$(2,908)

	Year Ended December 31, 2012
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(1,682)	$541	$(1,141)
Less: net security losses reclassified into other noninterest income (1)	(76)	31	(45)
Net change in fair value of securities available for sale	(1,606)	510	(1,096)

Change in fair value of cash flow hedges (2)	(3,588)	1,466	(2,122)
Less: net cash flow hedge losses reclassified into interest on borrowings expense	(5,417)	2,213	(3,204)
Net change in fair value of cash flow hedges	1,829	(747)	1,082

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(196)	80	(116)
Net prior service costs related to plan amendments arising during the period
Less: amortization of actuarial losses	(5)	2	(3)
Less: amortization of prior service costs	(113)	46	(67)
Less: amortization of transfer obligations	(34)	14	(20)
Net change in other comprehensive income for defined benefit postretirement plans	(44)	18	(26)
Total other comprehensive loss	$179	$(219)	$(40)

(1)	Net security losses represent pre-tax OTTI credit related losses of $76,000 for the year ended December 31, 2012.

(2)
The change in fair value of cash flow hedges includes the remaining balance of a realized but unrecognized gain from the termination of interest rate swaps in June 2009. The original gain of $1.4 million net of tax, will be recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain had amortized to $571,000, $715,000, and $859,000 at December 31, 2014, 2013, and 2012, respectively.

(3)	The amortization of prior service costs is included in the computation of net periodic pension costs as disclosed in Note 15 - Employee Benefit Plans.
Information on the Company's accumulated other comprehensive loss, net of tax, is comprised of the following components as of the periods indicated:

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unrealized Gain on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Loss
	(Dollars in Thousands)
Beginning balance: January 1, 2012	$6,574	$(10,804)	$1,004	$(1,260)	$(4,486)
Net change in other comprehensive income (loss)	(1,096)	1,227	(145)	(26)	(40)
Ending balance: December 31, 2012	$5,478	$(9,577)	$859	$(1,286)	$(4,526)
Net change in other comprehensive income (loss)	(7,501)	3,879	(144)	858	(2,908)
Ending balance: December 31, 2013	$(2,023)	$(5,698)	$715	$(428)	$(7,434)
Net change in other comprehensive income (loss)	5,412	2,400	(144)	(2,366)	5,302
Ending balance: December 31, 2014	$3,389	$(3,298)	$571	$(2,794)	$(2,132)

(18)    COMMITMENTS AND CONTINGENCIES
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
The following table summarizes the above financial instruments at the dated indicated:

	2014	2013
	(Dollars In thousands)
Commitments to extend credit	$1,822,369	$1,621,873
Standby letters of credit	18,516	18,923
Deferred standby letter of credit fees	105	87

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases. The following is a schedule of minimum future lease payments under such leases as of December 31, 2014:

(Dollars In thousands)
2015	$7,945
2016	7,540
2017	7,040
2018	5,659
2019	4,932
Thereafter	9,743
Total future minimum lease commitments	$42,859
Rent expense incurred under operating leases was approximately $7.9 million in 2014, $7.6 million in 2013, and $7.0 million in 2012. Renewal options ranging from 1-10 years exist for several of these leases.
The Company has entered into lease agreements with related third parties on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Rent expense incurred under related third party leases was approximately $1.0 million in 2014, 2013, and 2012, respectively.
Other Contingencies
At December 31, 2014, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $33.0 million and $21.0 million at December 31, 2014 and 2013, respectively.

(19)    REGULATORY MATTERS
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined for regulatory purposes) to average assets (as defined for regulatory purposes) and Tier 1 Capital to risk weighted assets (as defined for regulatory purposes). Management believes, as of December 31, 2014 and 2013 that the Company and the Bank met all capital adequacy requirements to which they are subject.
At December 31, 2014 the most recent notification from the Federal Deposit Insurance Corporation indicated that the Bank's capital levels met or exceeded the minimum levels to be considered "well capitalized" for bank regulatory purposes. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013 are also presented in the table that follows:

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	December 31, 2014
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$666,898	13.15%	$405,650	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	551,836	10.88	202,825	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	551,836	8.84	249,825	≥	4.0	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$607,100	11.98%	$405,465	≥	8.0%	$506,831	≥	10.0%
Tier 1 capital (to risk weighted assets)	527,038	10.40	202,732	≥	4.0	304,099	≥	6.0
Tier 1 capital (to average assets)	527,038	8.44	249,788	≥	4.0	312,235	≥	5.0
	December 31, 2013
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$589,811	12.58%	$375,117	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	505,646	10.78	187,558	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	505,646	8.64	234,153	≥	4.0	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$582,599	12.42%	$375,205	≥	8.0%	$469,006	≥	10.0%
Tier 1 capital (to risk weighted assets)	498,434	10.63	187,603	≥	4.0	281,404	≥	6.0
Tier 1 capital (to average assets)	498,434	8.51	234,154	≥	4.0	292,692	≥	5.0
Dividend Restrictions
In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company for the year ended December 31, 2014 and 2013 totaled $40.1 million and $30.6 million, respectively.
Trust Preferred Securities
In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements. At December 31, 2014 and 2013, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.

(20)    PARENT COMPANY FINANCIAL STATEMENTS
Condensed financial information relative to the Parent Company’s balance sheets at December 31, 2014 and 2013 and the related statements of income and cash flows for the years ended December 31, 2014, 2013, and 2012 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BALANCE SHEETS

	December 31
	2014	2013
	(Dollars in thousands)
Assets
Cash (1)	$64,791	$16,855
Investments in subsidiaries(2)	691,406	661,257
Prepaid income taxes	285	—
Deferred tax asset	2,620	3,777
Deferred stock issuance costs	467	201
Total assets	$759,569	$682,090
Liabilities and stockholders’ equity
Dividends payable	$5,761	$5,243
Short-term borrowings	—	5,000
Junior subordinated debentures	73,685	73,906
Subordinated debentures	35,000	—
Accrued income taxes	—	8
Derivative instruments(1)	4,187	6,303
Other liabilities	409	90
Total liabilities	119,042	90,550
Stockholders’ equity	640,527	591,540
Total liabilities and stockholders’ equity	$759,569	$682,090

(1)	Entire balance eliminates in consolidation.

(2)	689.2 million and $659.1 million eliminate in consolidation at December 31, 2014 and 2013, respectively.
STATEMENTS OF INCOME

	Years Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Income
Dividends received from subsidiaries(1)	$40,170	$30,694	$28,709
Interest income(2)	57	50	83
Total income	40,227	30,744	28,792
Expenses
Interest expense	4,225	4,122	3,795
Other expenses	—	15	6
Total expenses	4,225	4,137	3,801
Income before income taxes and equity in undistributed income of subsidiaries	36,002	26,607	24,991
Income tax benefit	(1,298)	(1,342)	(1,636)
Income of parent company	37,300	27,949	26,627
Equity in undistributed income of subsidiaries	22,545	22,305	16,000
Net income	$59,845	$50,254	$42,627

(1)	Income of $53,000, $54,000 and $45,000 was not eliminated in consolidation for the years ended December 31, 2014, 2013, and 2012, respectively.

(2)	Entire balance eliminated in consolidation.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Cash flows from operating activities
Net income	$59,845	$50,254	$42,627
Adjustments to reconcile net income to cash provided by operating activities
Accretion	(486)	(155)	(13)
Deferred income tax expense (benefit)	293	203	(398)
Change in other assets	—	(373)	5,430
Change in other liabilities	25	206	(240)
Equity in undistributed income of subsidiaries	(22,545)	(22,305)	(16,000)
Net cash provided by operating activities	37,132	27,830	31,406
Cash flows used in investing activities
Cash paid for acquisitions, net of cash acquired	—	(10,832)	(21,648)
Net cash used in investing activities	—	(10,832)	(21,648)
Cash flows used in financing activities
Proceeds from short-term borrowings	—	10,000	12,000
Repayment of short-term borrowings	(5,000)	(17,000)	(10,053)
Proceeds from subordinated debentures	35,000	—	—
Proceeds from stock issued and stock options exercised	1,692	2,475	1,242
Issuance of shares under direct stock purchase plan	1,555	969	1,691
Common dividend paid	(22,443)	(15,122)	(22,494)
Net cash provided by (used in) financing activities	10,804	(18,678)	(17,614)
Net increase (decrease) in cash and cash equivalents	47,936	(1,680)	(7,856)
Cash and cash equivalents at the beginning of the year	16,855	18,535	26,391
Cash and cash equivalents at the end of the year	$64,791	$16,855	$18,535

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2014	2013	2014	2013	2014	2013	2014	2013
			(Dollars in thousands, except per share data)
Interest income	$52,980	$50,820	$54,285	$51,495	$54,368	$51,027	$54,827	$52,571
Interest expense	5,374	5,958	5,232	5,880	4,805	5,831	5,007	5,666
Net interest income	$47,606	$44,862	$49,053	$45,615	$49,563	$45,196	$49,820	$46,905
Provision for loan losses	4,502	1,300	2,250	3,100	1,901	2,650	1,750	3,150
Total noninterest income	17,516	15,724	16,857	16,692	17,098	18,130	18,473	17,464
Total noninterest expenses	41,887	42,920	42,980	42,164	42,607	40,722	44,364	47,845
Provision for income taxes	5,350	4,114	5,934	4,285	6,415	5,299	6,201	2,786
Net income	$13,383	$12,252	$14,746	$12,758	$15,738	$14,655	$15,978	$10,588

Basic earnings per share	0.56	0.54	0.62	0.56	0.66	0.64	0.67	0.45
Diluted earnings per share	0.56	0.54	0.61	0.56	0.66	0.64	0.66	0.45

Weighted average common shares (basic)	23,819,065	22,823,753	23,897,413	22,888,155	23,911,678	22,946,308	23,968,320	23,383,608
Common stock equivalents	100,173	46,040	94,560	52,144	90,685	100,806	86,812	97,445
Weighted average common shares (diluted)	23,919,238	22,869,793	23,991,973	22,940,299	24,002,363	23,047,114	24,055,132	23,481,053

Unusual or infrequently occurring items
Items within noninterest income
Gain on extinguishment of debt	$—	$—	$—	$—	$—	$763	$—	$—
Gain on life insurance benefits	1,627	—	337	—	—	—	—	227
Gain on sale of fixed income securities	—	—	—	—	—	—	121	258
Total	$1,627	$—	$337	$—	$—	$763	$121	$485
Items within noninterest expense
Impairment on acquired facilities	$503	$—	$—	$—	$21	$—	$—	$—
Loss on sale of fixed income securities	—	—	—	—	—	—	21	—
Loss on termination of derivatives	—	—	1,122	—	—	—	—	—
Merger and acquisition expense	77	1,345	—	754	677	366	586	6,219
Severance	—	325	—	—	—	—	—	—
Total	$580	$1,670	$1,122	$754	$698	$366	$607	$6,219

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(22)    SUBSEQUENT EVENTS

Peoples Federal Bancshares, Inc. Acquisition

On February 20, 2015, the Company completed its acquisition of Peoples Federal Bancshares, Inc. ("Peoples"), the parent of Peoples Federal Saving Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes and Peoples shareholders received either the right to receive $21.00 in cash per share or 0.5523 shares of the Company's stock (valued at $23.26 per share, based upon the highest trading value of the Company's stock on February 20, 2015 of $42.11). The total deal consideration was $141.8 million and was comprised of 40% cash and 60% stock consideration. The cash consideration was $55.4 million in the aggregate, inclusive of cash paid in lieu of fractional shares. The total stock consideration was $86.4 million and resulted in an increase to the Company's outstanding shares of 2,052,137 shares.

During 2014, the Company recorded merger and acquisition expenses of $1.3 million related to the Peoples acquisition. Additionally, the Company is required to recognize the assets acquired and the liabilities assumed at their fair values as of the date of acquisition. The Company is currently in the process of evaluating the fair values and completing the initial accounting for the business combination.

Subordinated Debt Redemption

Subsequent to year end upon receiving regulatory approval, the Company redeemed $30.0 million of Subordinated Debt held at the Bank. This debt carried an adjustable rate of interest at LIBOR plus 300 basis points, which reset quarterly. The debt had a maturity date of October 1, 2019 and as of October 1, 2014, the debt entered the window with 5 years left until maturity. As a result, it began losing Tier 2 capital treatment. The Company did not incur a prepayment penalty as part of the redemption.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.
Independent Bank Corp.’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting, which appears below:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Independent Bank Corp.:
We have audited Independent Bank Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Independent Bank Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Independent Bank Corp. and subsidiaries and our report dated February 27, 2015 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 27, 2015

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required herein is incorporated by reference from the Company’s proxy statement relating to its May 21, 2015 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) that will be filed with the Commission within 120 days following the fiscal year end December 31, 2014 under the headings of "Board of Director Information," "Executive Officer Information," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION
The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading "Executive Officer Information" and "Board of Directors Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2014 about the securities authorized for issuance under the Company’s equity compensation plans, consisting of the 1996 Director Stock Plan, 1997 Employee Stock Option Plan, 2005 Employee Stock Plan, 2006 Nonemployee Director Stock Plan, and 2010 Nonemployee Director Stock Plan. The Company’s shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.
Equity Compensation Plans

Equity Compensation Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plans approved by security holders	330,751	$29.36	781,396	(1)
Plans not approved by security holders	—	—	—
TOTAL	330,751	$29.36	781,396

(1)
There are no shares available for future issuance under the 1996 Non-Employee Directors’ Stock Option Plan, the 1997 Employee Stock Option Plan, nor the 2006 Non-Employee Director Stock Plan. There are 561,016 shares available for future issuance under the 2005 Employee Stock Plan. There are 220,380 shares available for future issuance under the 2010 Non-Employee Director Stock Plan. Shares under the 2005 and 2010 Plans may be issued as non-qualified stock options or restricted stock awards.

The information required herein by Item 403 of Regulation S-K regarding the security ownership of management and certain beneficial owners is incorporated by reference from the Definitive Proxy Statement under the heading "Stock Ownership and Other Matters."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading "Board of Directors - Related Party Transactions" and "Board of Directors - Director Independence."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading "Proposals to be Voted upon at the Annual Meeting - Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 2).

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed as Part of this Report
(1) The following financial statements are incorporated herein by reference from Item 8 hereto:
Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm.
Consolidated balance sheets as of December 31, 2014 and 2013.
Consolidated statements of income and comprehensive income for each of the years in the three-year period ended December 31, 2014.
Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2014.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2014.
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
2.3
Agreement and Plan of Merger dated August 5, 2014 by and among Independent Bank Corp., Rockland Trust Company, Peoples Federal Bancshares, Inc. and Peoples Federal Savings Bank is incorporated by reference to Exhibit 2.1 to Form 8-K filed on August 7, 2014.

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

4.5	Issuing and Paying Agency Agreement is incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 17, 2014 (SEC File No. 001-09047).
4.6	Form of Fixed to Floating Rate Subordinate Notes Due 2024 is incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 7, 2014 (SEC File No. 001-09047).
4.7	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).
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

4.1
Subordinated Debt Purchase Agreement between USB Capital Resources and Rockland Trust Company dated as of August 27, 2008 is incorporated by reference to Exhibit 99.2 to Form 8-K filed on September 2, 2008 (SEC File No. 001-09047).

4.11	Rockland Trust Company Employee Savings, Profit Sharing and Stock Ownership Plan incorporated by reference to Exhibit 4.2 to Form S-8 filed on April 16, 2010.
4.12	Independent Bank Corp. 2014 Dividend Reinvestment and Stock Purchase Plan incorporated by reference to Form S-3 filed on October 31, 2014 (SEC File No. 333-169024).
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
10.23
Independent Bank Corp. Forms of Performance Based Restricted Stock Award Agreement for Chief Executive Officer and Executive Officers and related performance gaols, incorporated by reference to Exhibits 99.1, 99.2 and 99.3 to Form 8-K filed on March 26, 2014

10.24	Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 25, 2014.
10.25	Rockland Trust Company 401(k) Restoration Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 17, 2014
10.26	Independent Bank Corp. Chief Executive Officer Time Vesting Restricted Stock Agreement form incorporated by reference hereto.

10.27	Independent Bank Corp. Executive Officer Time Vesting Restricted Stock Agreement form incorporated by reference hereto.
10.28	Independent Bank Corp. Time-Vesting Restricted Stock Agreement for Rockland Trust Company Officers form incorporated hereto.
10.29	Peoples Federal Savings Bank Director Retirement Agreement between Peoples Federal Savings Bank and Maurice H. Sullivan, Jr. dated November 29, 2004.

23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101	Interactive Data File +

*	Filed herewith

+	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT BANK CORP.

/s/ CHRISTOPHER ODDLEIFSON
Christopher Oddleifson, Chief Executive Officer and President
Date: February 27, 2015
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

/s/ CHRISTOPHER ODDLEIFSON	Director CEO/President	Date: February 27, 2015
Christopher Oddleifson	(Principal Executive Officer)

/s/ DONNA L. ABELLI	Director and Chairman of the Board	Date: February 27, 2015
Donna L. Abelli

/s/ ROBERT COZZONE	CFO (Principal Financial Officer)	Date: February 27, 2015
Robert Cozzone

/s/ MARK RUGGIERO	Controller	Date: February 27, 2015
Mark Ruggiero	(Principal Accounting Officer)

/s/ WILLIAM P. BISSONNETTE	Director	Date: February 27, 2015
William P. Bissonnette

/s/ KEVIN J. JONES	Director	Date: February 27, 2015
Kevin J. Jones

/s/ EILEEN C. MISKELL	Director	Date: February 27, 2015
Eileen C. Miskell

/s/ JOHN J. MORRISSEY	Director	Date: February 27, 2015
John J. Morrissey

/s/ DANIEL F. O’BRIEN	Director	Date: February 27, 2015
Daniel F. O’ Brien

/s/ CARL RIBEIRO	Director	Date: February 27, 2015
Carl Ribeiro

/s/ JOHN H. SPURR, JR.	Director	Date: February 27, 2015
John H. Spurr, Jr.

/s/ MAURICE H. SULLIVAN, JR.	Director	Date: February 27, 2015
Maurice H. Sullivan, Jr.

/s/ BRIAN S. TEDESCHI	Director	Date: February 27, 2015
Brian S. Tedeschi

/s/ THOMAS R. VENABLES	Director	Date: February 27, 2015
Thomas R. Venables