Form 10-K/A
period 2014-12-31
INDEPENDENT BANK CORP
filed 2015-03-02
CIK 776901

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

Table of Contents
Explanatory Note
Item 9A	Controls and Procedures
Item 15	Exhibits and Financial Statement Schedules
Signatures
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002
Exhibit 31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002
Exhibit 32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002
Exhibit 32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this "Amendment") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 27, 2015 (the "Original Form 10-K") to correct a typographical error in Item 9A in the original Form 10-K. Within Item 9A. Controls and Procedures, the last paragraph of the Report of Independent Registered Public Accounting Firm referred to the 2013 consolidated financial statements and has been corrected to refer to the 2014 consolidated financial statements.

Other than the above mentioned change, we have made no other changes to Item 9A as it appeared in the original Form 10-K. This Amendment does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures contained therein to reflect any events that may have occurred at a date subsequent to the date the Original Form 10-K was filed. This Amendment should read in conjunction with the Original Form 10-K.

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Independent Bank Corp. and subsidiaries and our report dated February 27, 2015 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 27, 2015

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT BANK CORP.

/s/ CHRISTOPHER ODDLEIFSON
Christopher Oddleifson, Chief Executive Officer and President
Date: March 2, 2015