Form 10-Q
period 2015-03-31
INDEPENDENT BANK CORP
filed 2015-05-06
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
Commission File Number: 1-9047
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2015, there were 26,148,263 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands, except share data)

	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$108,804	$143,342
Interest-earning deposits with banks	47,470	34,912
Securities
Securities - trading	494	—
Securities - available for sale	387,038	348,554
Securities - held to maturity (fair value $402,322 and $379,699)	394,745	375,453
Total securities	782,277	724,007
Loans held for sale (at fair value)	9,507	6,888
Loans
Commercial and industrial	829,380	860,839
Commercial real estate	2,606,444	2,347,323
Commercial construction	291,666	265,994
Small business	87,709	85,247
Residential real estate	681,379	530,259
Home equity - first position	519,978	513,518
Home equity - subordinate positions	356,938	350,345
Other consumer	19,624	17,208
Total loans	5,393,118	4,970,733
Less: allowance for loan losses	(54,515)	(55,100)
Net loans	5,338,603	4,915,633
Federal Home Loan Bank stock	37,485	33,233
Bank premises and equipment, net	73,315	64,074
Goodwill	201,083	170,421
Identifiable intangible assets	13,975	9,885
Cash surrender value of life insurance policies	131,643	109,854
Other real estate owned and other foreclosed assets	6,285	7,743
Other assets	160,638	144,920
Total assets	$6,911,085	$6,364,912
Liabilities and Stockholders' Equity
Deposits
Demand deposits	1,603,124	1,462,200
Savings and interest checking accounts	2,232,832	2,108,486
Money market	1,088,223	990,160
Time certificates of deposit of $100,000 and over	304,952	254,718
Other time certificates of deposits	441,581	394,902
Total deposits	5,670,712	5,210,466
Borrowings
Federal Home Loan Bank borrowings	108,246	70,080
Customer repurchase agreements and other short-term borrowings	128,138	147,890

Wholesale repurchase agreements	50,000	50,000
Junior subordinated debentures	73,631	73,685
Subordinated debentures	35,000	65,000
Total borrowings	395,015	406,655
Other liabilities	112,472	107,264
Total liabilities	6,178,199	5,724,385
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value. authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value. authorized: 75,000,000 shares, issued and outstanding: 26,123,576 shares at March 31, 2015 and 23,998,738 shares at December 31, 2014 (includes 241,660 and 254,500 shares of unvested participating restricted stock awards, respectively)	259	237
Shares held in rabbi trust at cost: 169,262 shares at March 31, 2015 and 176,849 shares at December 31, 2014	(3,700)	(3,666)
Deferred compensation and other retirement benefit obligations	3,700	3,666
Additional paid in capital	399,936	311,978
Retained earnings	333,104	330,444
Accumulated other comprehensive loss, net of tax	(413)	(2,132)
Total stockholders’ equity	732,886	640,527
Total liabilities and stockholders' equity	$6,911,085	$6,364,912
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2015	2014
Interest income
Interest and fees on loans	$51,687	$48,204
Taxable interest and dividends on securities	4,627	4,650
Nontaxable interest and dividends on securities	34	37
Interest on loans held for sale	51	51
Interest on federal funds sold and short-term investments	30	38
Total interest and dividend income	56,429	52,980
Interest expense
Interest on deposits	2,763	2,791
Interest on borrowings	2,417	2,583
Total interest expense	5,180	5,374
Net interest income	51,249	47,606
Provision (benefit) for loan losses	(500)	4,502
Net interest income after provision for loan losses	51,749	43,104
Noninterest income
Deposit account fees	4,166	4,359
Interchange and ATM fees	3,100	2,975
Investment management	5,107	4,603
Mortgage banking income	1,126	487
Gain on life insurance benefits	—	1,627
Increase in cash surrender value of life insurance policies	778	722
Loan level derivative income	418	746
Net gain on sale of equity securities	—	91
Other noninterest income	1,862	1,906
Total noninterest income	16,557	17,516
Noninterest expenses
Salaries and employee benefits	25,288	23,080
Occupancy and equipment expenses	6,394	6,146
Data processing and facilities management	1,122	1,253
FDIC assessment	956	905
Advertising expense	834	824
Consulting expense	755	559
Merger and acquisition expense	10,230	77
Software maintenance	625	662
Other noninterest expenses	8,773	8,381
Total noninterest expenses	54,977	41,887
Income before income taxes	13,329	18,733
Provision for income taxes	3,869	5,350
Net income	$9,460	$13,383
Basic earnings per share	$0.38	$0.56
Diluted earnings per share	$0.38	$0.56
Weighted average common shares (basic)	24,959,865	23,819,065
Common shares equivalents	80,215	100,173
Weighted average common shares (diluted)	25,040,080	23,919,238
Cash dividends declared per common share	$0.26	$0.24
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2015	2014
Net income	$9,460	$13,383
Other comprehensive income, net of tax
Net change in fair value of securities available for sale	1,561	1,917
Net change in fair value of cash flow hedges	82	502
Net change in other comprehensive income for defined benefit postretirement plans	76	(39)
Total other comprehensive income	1,719	2,380
Total comprehensive income	$11,179	$15,763
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation and Other Retirement Benefit Obligations	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2014	23,998,738	$237	$(3,666)	$3,666	$311,978	$330,444	$(2,132)	$640,527
Net income	—	—	—	—	—	9,460	—	9,460
Other comprehensive income	—	—	—	—	—	—	1,719	1,719
Common dividend declared ($0.26 per share)	—	—	—	—	—	(6,800)	—	(6,800)
Common stock issued for acquisition	2,052,137	21	—	—	86,394	—	—	86,415
Proceeds from exercise of stock options, net of cash paid	23,436	—	—	—	321	—	—	321
Tax benefit related to equity award activity	—	—	—	—	337	—	—	337
Stock based compensation	—	—	—	—	739	—	—	739
Restricted stock awards issued, net of awards surrendered	33,491	1	—	—	(636)	—	—	(635)
Shares issued under direct stock purchase plan	15,774	—	—	—	638	—	—	638
Deferred compensation and other retirement benefit obligations	—	—	(34)	34	—	—	—	—
Tax benefit related to deferred compensation distributions	—	$—	$—	$—	165	—	—	165
Balance March 31, 2015	26,123,576	$259	$(3,700)	$3,700	$399,936	$333,104	$(413)	$732,886

Balance at December 31, 2013	23,805,984	$235	$(3,404)	$3,404	$305,179	$293,560	$(7,434)	$591,540
Net income	—	—	—	—	—	13,383	—	13,383
Other comprehensive income	—	—	—	—	—	—	2,380	2,380
Common dividend declared ($0.24 per share)	—	—	—	—	—	(5,725)	—	(5,725)
Proceeds from exercise of stock options, net of cash paid	7,911	—	—	—	133	—	—	133
Tax benefit related to equity award activity	—	—	—	—	193	—	—	193
Stock based compensation	—	—	—	—	677	—	—	677
Restricted stock awards issued, net of awards surrendered	55,761	1	—	—	(473)	—	—	(472)
Shares issued under direct stock purchase plan	8,400	—	—	—	319	—	—	319
Deferred compensation and other retirement benefit obligations	—	—	(52)	52	—	—	—	—
Tax benefit related to deferred compensation distributions	—	$—	$—	$—	$128	$—	$—	$128
Balance March 31, 2014	23,878,056	236	(3,456)	3,456	306,156	301,218	(5,054)	602,556
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2015	2014
Cash flow from operating activities
Net income	$9,460	$13,383
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,145	2,757
Provision (benefit) for loan losses	(500)	4,502
Deferred income tax expense	639	471
Net gain on sale of securities	—	(91)
Net (gain) loss on fixed assets	(2)	353
Net loss on other real estate owned and foreclosed assets	666	184
Realized gain on sale leaseback transaction	(258)	(258)
Stock based compensation	739	677
Excess tax benefit related to equity award activity	(337)	(193)
Increase in cash surrender value of life insurance policies	(778)	(722)
Gain on life insurance benefits	—	(1,627)
Change in fair value on loans held for sale	(27)	(51)
Net change in:
Trading assets	(494)	—
Loans held for sale	(2,592)	2,145
Other assets	3,056	1,904
Other liabilities	(5,292)	(8,721)
Total adjustments	(2,035)	1,330
Net cash provided by operating activities	7,425	14,713
Cash flows provided by (used in) investing activities
Proceeds from sales of securities available for sale	—	673
Proceeds from maturities and principal repayments of securities available for sale	13,108	11,705
Purchases of securities available for sale	(5,846)	(766)
Proceeds from maturities and principal repayments of securities held to maturity	12,616	9,083
Purchases of securities held to maturity	(31,890)	(34,017)
Investments in low income housing projects	(5,002)	(2,561)
Purchases of life insurance policies	(92)	(93)
Proceeds from life insurance policies	—	478
Net decrease (increase) in loans	41,330	(93,858)
Cash used in business combinations, net of cash acquired	(13,448)	—
Purchases of bank premises and equipment	(1,481)	(2,455)
Proceeds from the sale of bank premises and equipment	14	756
Proceeds from the sale of other real estate owned and foreclosed assets	1,641	642
Net capital improvements to other real estate owned	(665)	(444)
Net cash provided by (used in) investing activities	10,285	(110,857)
Cash flows provided by (used in) financing activities
Net decrease in time deposits	(19,023)	(18,342)

Net increase in other deposits	47,019	146,183
Net repayments of short-term Federal Home Loan Bank borrowings	(10,000)	—
Repayments of long-term Federal Home Loan Bank borrowings	(3,000)	—
Net decrease in customer repurchase agreements	(29,752)	(20,803)
Net increase (decrease) in other short term borrowings	10,000	(5,000)
Repayments of subordinated debentures	(30,000)	—
Proceeds from exercise of stock options, net of cash paid	321	133
Restricted stock awards issued, net of awards surrendered	(635)	(472)
Excess tax benefit from stock based compensation	337	193
Tax benefit from deferred compensation distribution	165	128
Proceeds from shares issued under direct stock purchase plan	638	319
Common dividends paid	(5,760)	(5,237)
Net cash provided by (used in) financing activities	(39,690)	97,102
Net increase (decrease) in cash and cash equivalents	(21,980)	958
Cash and cash equivalents at beginning of year	178,254	216,325
Cash and cash equivalents at end of period	156,274	217,283
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$354	$746
Capital commitment relating to low income housing project investments	$—	$25,839
In conjunction with the purchase acquisition detailed in note 2 to the consolidated financial statements, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$86,415	$—
Fair value of assets acquired, net of cash acquired	$598,376	$—
Fair value of liabilities assumed	$498,513	$—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other interim period.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

FASB ASC Subtopic 835-30 "Interest - Imputation of Interest" Update No. 2015-03. Update No. 2015-03 was issued in April 2015 to simplify presentation of debt issuance costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuances costs are not affected by the amendments in this Update. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

FASB ASC Topic 810 "Consolidation" Update No. 2015-02. Update No. 2015-02 was issued in February 2015 to respond to stakeholders' concerns about the current accounting for consolidation of certain legal entities. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

FASB ASC Subtopic 225-20 "Income Statement - Extraordinary and Unusual Items" Update No. 2015-01. Update No. 2015-01 was issued in January 2015 to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

NOTE 3 - ACQUISITIONS

Peoples Federal Bancshares, Inc.

On February 20, 2015, the Company completed its acquisition of Peoples Federal Bancshares, Inc. ("Peoples"), the parent of Peoples Federal Saving Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes and Peoples shareholders received, for each share of Peoples common stock, the right to receive either $21.00 in cash per share or 0.5523 shares of the Company's stock (valued at $23.26 per share, based upon the highest trading value of the Company's stock on February 20, 2015 of $42.11). The total deal consideration was $141.8 million and was comprised of 40% cash and 60% stock consideration. The cash consideration was $55.4 million in the aggregate, inclusive of cash paid in lieu of fractional shares. The total stock consideration was $86.4 million and resulted in an increase to the Company's outstanding shares of 2,052,137 shares.

The Company accounted for the acquisition using the acquisition method pursuant to the Business Combinations Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). Accordingly, the Company recorded merger and acquisition expenses of $10.2 million during the three months ended March 31, 2015. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Net Assets Acquired at Fair Value
(Dollars in thousands)
Assets
Cash	$41,957
Investments	43,585
Loans	463,927
Premises and equipment	9,346
Goodwill	30,662
Core deposit and other intangibles	3,936
Other assets	46,920
Total assets acquired	640,333
Liabilities
Deposits	432,250
Borrowings	51,209
Other liabilities	15,054
Total liabilities assumed	498,513
Purchase price	$141,820

Fair value adjustments to assets acquired and liabilities assumed are generally amortized using either an effective yield or straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.
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

Loans
The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. The overall discount on the loans acquired in this transaction was due to anticipated credit loss, as well as considerations for liquidity and market interest rates.

A portion of the loans acquired showed evidence of deterioration of credit quality at the purchase date and it was deemed unlikely that the Bank will be able to collect all contractually required payments. As such, these loans were deemed to be purchased credit impaired ("PCI") and the carrying value and prospective income recognition are predicated upon future cash flows expected to be collected. The following is a summary of these PCI loans associated with the acquisition as of the date acquired:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$4,358
Contractual cash flows not expected to be collected	(1,596)
Expected cash flows at acquisition	2,762
Interest component of expected cash flows	(319)
Basis in PCI loans at acquisition - estimated fair value	$2,443

Premises and Equipment
The fair value of the premises, including land, buildings and improvements, was determined based upon appraisals by licensed real estate appraisers or pending agreed upon sale prices. The appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison and income capitalization approaches for each property appraised.
Core Deposit Intangible
The fair value of the core deposit intangible is derived by comparing the interest rate and servicing costs that the financial institution pays on the core deposit liability versus the current market rate for alternative sources of financing, while factoring in estimates over the remaining life and attrition rate of the deposit accounts. The intangible asset represents the stable and relatively low cost source of funds that the deposits and accompanying relationships provide the Company, when compared to alternative funding sources.
Deposits
The fair value of acquired savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits were determined based on the present value of the contractual cash flows over the remaining period to maturity using a market interest rate.
Borrowings
The fair values of Federal Home Loan Bank ("FHLB") advances were derived based upon the present value of the principal and interest payments using a current market discount rate.

Selected Pro Forma Results
The following summarizes the unaudited pro forma results of operations as if the Company acquired Peoples on January 1, 2015 (2014 amounts represent combined results for the Company and Peoples). The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

	March 31,
	2015	2014
	(Dollars in thousands)
Net interest income after provision for loan losses	$54,407	$47,516
Net income	14,161	13,897
Excluded from the pro forma results of operations for the three months ended March 31, 2015 are merger-related costs of $16.6 million recognized by both the Company and Peoples in the aggregate. These costs were primarily made up of contract terminations arising due to the change in control, the acceleration of certain compensation and benefit costs, and other merger expenses.

NOTE 4 - SECURITIES
Trading Securities
As of March 31, 2015, the Company had trading securities of $494,000. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and non-qualified deferred compensation plan.

Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods below:

	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$45,848	$656	$—	$46,504	$41,369	$139	$(22)	$41,486
Agency mortgage-backed securities	246,148	8,098	(157)	254,089	211,168	7,203	(693)	217,678
Agency collateralized mortgage obligations	59,896	836	(444)	60,288	63,059	599	(623)	63,035
State, county, and municipal securities	4,837	140	—	4,977	5,106	117	—	5,223
Single issuer trust preferred securities issued by banks	2,901	19	(10)	2,910	2,913	12	(16)	2,909
Pooled trust preferred securities issued by banks and insurers (1)	7,862	179	(1,769)	6,272	7,906	195	(1,780)	6,321
Equity securities	11,544	674	(220)	11,998	11,572	567	(237)	11,902
Total available for sale securities	$379,036	$10,602	$(2,600)	$387,038	$343,093	$8,832	$(3,371)	$348,554
Held to maturity securities
U.S. Treasury securities	$1,010	$79	$—	$1,089	$1,010	$63	$—	$1,073
Agency mortgage-backed securities	164,830	6,049	—	170,879	159,522	5,422	—	164,944
Agency collateralized mortgage obligations	221,979	3,125	(1,787)	223,317	207,995	2,141	(3,478)	206,658
State, county, and municipal securities	424	5	—	429	424	4	—	428
Single issuer trust preferred securities issued by banks	1,500	8	—	1,508	1,500	—	(23)	1,477
Corporate debt securities	5,002	98	—	5,100	5,002	117	—	5,119
Total held to maturity securities	$394,745	$9,364	$(1,787)	$402,322	$375,453	$7,747	$(3,501)	$379,699
Total	$773,781	$19,966	$(4,387)	$789,360	$718,546	$16,579	$(6,872)	$728,253
(1)    Gross unrealized gains and gross unrealized losses include $146,000 and $230,000 of net non-credit related OTTI at March 31, 2015 and December 31, 2014, respectively.
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no realized gains or losses during the three month period ending March 31, 2015 and realized a net gain of $91,000 during the three month period ending March 31, 2014 on equity securities classified as available for sale. There were no gains on sale on the Company's fixed income securities during the periods ending March 31, 2015 and 2014.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of March 31, 2015 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—	$5,202	$5,300
Due after one year to five years	54,992	55,912	408	423
Due after five to ten years	95,080	96,837	30,927	31,804
Due after ten years	217,420	222,291	358,208	364,795
Total debt securities	$367,492	$375,040	$394,745	$402,322
Equity securities	$11,544	$11,998	$—	$—
Total	$379,036	$387,038	$394,745	$402,322
Inclusive in the table above is $39.1 million of callable securities in the Company’s investment portfolio at March 31, 2015.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $327.4 million and $340.0 million at March 31, 2015 and December 31, 2014, respectively.
At March 31, 2015 and December 31, 2014, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.
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
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2015
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	12	$7,375	$(40)	$4,718	$(117)	$12,093	$(157)
Agency collateralized mortgage obligations	12	7,682	(4)	93,437	(2,227)	101,119	(2,231)
Single issuer trust preferred securities issued by banks and insurers	1	1,076	(10)	—	—	1,076	(10)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,549	(1,444)	2,549	(1,444)
Equity securities	20	1,265	(77)	4,092	(143)	5,357	(220)
Total temporarily impaired securities	47	$17,398	$(131)	$104,796	$(3,931)	$122,194	$(4,062)

	December 31, 2014
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S.government agency securities	22	$21,950	$(22)	$—	$—	$21,950	$(22)
Agency mortgage-backed securities	17	3,471	(1)	42,222	(692)	45,693	(693)
Agency collateralized mortgage obligations	14	35,083	(331)	94,974	(3,770)	130,057	(4,101)
Single issuer trust preferred securities issued by banks and insurers	2	2,553	(39)	—	—	2,553	(39)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,681	(1,356)	2,681	(1,356)
Equity securities	23	1,480	(74)	4,072	(163)	5,552	(237)
Total temporarily impaired securities	80	$64,537	$(467)	$143,949	$(5,981)	$208,486	$(6,448)
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at March 31, 2015:

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

•
Single Issuer Trust Preferred Securities: This portfolio consists of one security which is below investment grade. The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market in the current economic environment. Management evaluates various financial metrics for the issuers, including regulatory capital ratios of the issuers.

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

The following table shows the total OTTI that the Company recorded for the periods indicated:

	Three Months Ended
	March 31
	2015	2014
	(Dollars in thousands)
Gross change in OTTI recorded on certain investments	$84	$833
Portion of OTTI recognized in OCI	(84)	(833)
Total credit related OTTI recognized in earnings	$—	$—
The following table shows the cumulative credit related component of OTTI for the periods indicated:

	Three Months Ended
	March 31
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$(9,997)	$(9,997)
Add
Incurred on securities not previously impaired	—	—
Incurred on securities previously impaired	—	—
Less
Securities sold during the period	—	—
Reclassification due to changes in Company's intent	—	—
Increases in cash flow expected to be collected	—	—
Balance at end of period	$(9,997)	$(9,997)

NOTE 5 - LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY
The following tables bifurcate the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	March 31, 2015
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$823,023	$2,561,984	$291,175	$86,682	$655,891	$870,476	$18,431	$5,307,662
Individually evaluated for impairment	$6,357	$32,162	$311	$1,027	$15,827	$6,014	$1,182	$62,880
Purchased credit impaired loans	$—	$12,298	$180	$—	$9,661	$426	$11	$22,576
Total loans by group	$829,380	$2,606,444	$291,666	$87,709	$681,379	$876,916	$19,624	$5,393,118	(1)

	December 31, 2014
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$856,185	$2,304,099	$265,501	$84,159	$505,799	$858,305	$16,335	$4,890,383
Individually evaluated for impairment	$4,654	$30,729	$311	$1,088	$15,055	$5,330	$868	$58,035
Purchased credit impaired loans	$—	$12,495	$182	$—	$9,405	$228	$5	$22,315
Total loans by group	$860,839	$2,347,323	$265,994	$85,247	$530,259	$863,863	$17,208	$4,970,733	(1)

(1)	The amount of net deferred fees included in the ending balance was $3.1 million and $2.8 million at March 31, 2015 and December 31, 2014, respectively.

	Three Months Ended March 31, 2015
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,573	$25,873	$3,945	$1,171	$2,834	$4,956	$748	$55,100
Charge-offs	(561)	(141)	—	(150)	(185)	(161)	(327)	(1,525)
Recoveries	379	685	—	67	45	72	192	1,440
Provision (benefit)	(834)	(132)	197	134	32	39	64	(500)
Ending balance	$14,557	$26,285	$4,142	$1,222	$2,726	$4,906	$677	$54,515
Ending balance: individually evaluated for impairment	$308	$265	$—	$5	$1,453	$253	$34	$2,318
Ending balance: collectively evaluated for impairment	$14,249	$26,020	$4,142	$1,217	$1,273	$4,653	$643	$52,197
	Three Months Ended March 31, 2014
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,622	$24,541	$3,371	$1,215	$2,760	$5,036	$694	$53,239
Charge-offs	(783)	(2,922)	—	(268)	(128)	(94)	(371)	(4,566)
Recoveries	79	68	—	47	—	93	167	454
Provision (benefit)	683	3,230	199	213	197	(277)	257	4,502
Ending balance	$15,601	$24,917	$3,570	$1,207	$2,829	$4,758	$747	$53,629
Ending balance: Individually evaluated for impairment	$647	$369	$—	$109	$1,641	$114	$62	$2,942
Ending balance: Collectively evaluated for impairment	$14,954	$24,548	$3,570	$1,098	$1,188	$4,644	$685	$50,687
For the purpose of estimating the allowance for loan losses, management segregates the loan portfolio into the portfolio segments detailed in the above tables.  Each of these loan categories possesses unique risk characteristics that are considered when determining the appropriate level of allowance for each segment.  Some of the risk characteristics unique to each loan category include:
Commercial Portfolio

•
Commercial and Industrial: Loans in this category consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment.  Collateral generally consists of pledges of business assets including, but not limited to: accounts receivable, inventory, plant & equipment, or real estate, if applicable. Repayment sources consist of primarily, operating cash flow, and secondarily, liquidation of assets.

•
Commercial Real Estate: Loans in this category consist of mortgage loans to finance investment in real property such as multi-family residential, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties.  Loans are typically written with amortizing payment structures.  Collateral values are determined based upon third party appraisals and evaluations.  Loan to value ratios at origination are governed by established policy and regulatory guidelines. Repayment sources consist of primarily, cash flow from operating leases and rents, and secondarily, liquidation of assets.

•
Commercial Construction: Loans in this category consist of short-term construction loans, revolving and nonrevolving credit lines and construction/permanent loans to finance the acquisition, development and construction or rehabilitation of real property.  Project types include residential 1-4 family condominium and multi-family homes, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties.  Loans may be written with nonamortizing or hybrid payment structures depending upon the type of project.  Collateral values are determined based upon third party appraisals and evaluations.  Loan to value ratios at origination are governed by established policy and regulatory guidelines.  Repayment sources vary depending upon the type of project and may consist of sale or lease of units, operating cash flows or liquidation of other assets.

•
Small Business: Loans in this category consist of revolving, term loan and mortgage obligations extended to sole proprietors and small businesses for purposes of financing working capital and/or capital investment.  Collateral generally consists of pledges of business assets including, but not limited to accounts receivable, inventory, plant & equipment, or real estate if applicable.  Repayment sources consist primarily of, operating cash flows, and secondarily, liquidation of assets.

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
The following table details the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		March 31, 2015
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$760,872	$2,452,783	$272,974	$83,855	$3,570,484
Potential weakness	7	43,159	83,746	18,154	2,832	147,891
Definite weakness-loss unlikely	8	24,950	68,669	538	918	95,075
Partial loss probable	9	399	1,246	—	104	1,749
Definite loss	10	—	—	—	—	—
Total		$829,380	$2,606,444	$291,666	$87,709	$3,815,199

		December 31, 2014
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$801,578	$2,196,109	$248,696	$81,255	$3,327,638
Potential weakness	7	37,802	82,372	15,464	2,932	138,570
Definite weakness-loss unlikely	8	20,241	67,571	1,834	949	90,595
Partial loss probable	9	1,218	1,271	—	111	2,600
Definite loss	10	—	—	—	—	—
Total		$860,839	$2,347,323	$265,994	$85,247	$3,559,403

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

	March 31, 2015	December 31, 2014
Residential portfolio
FICO score (re-scored)(1)	739	739
LTV (re-valued)(2)	63.8%	67.1%
Home equity portfolio
FICO score (re-scored)(1)	765	764
LTV (re-valued)(2)	53.5%	53.6%

(1)
The average FICO scores for March 31, 2015 are based upon rescores available from February 28, 2015 and origination score data for loans booked between March 1 and March 31, 2015. The average FICO scores for December 31, 2014 are based upon rescores available from November 30, 2014 and origination score data for loans booked between December 1, 2014 and December 31, 2014.

(2)
The combined LTV ratios for March 31, 2015 are based upon updated automated valuations as of February 28, 2013 and origination value data for loans booked between March 1, 2013 and March 31, 2015. The combined LTV ratios for December 31, 2014 are based upon updated automated valuations as of February 28, 2013 and actual score data for loans booked from March 1, 2013 through December 31, 2014. For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

The Bank’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. Delinquent loans are managed by a team of seasoned collection specialists and the Bank seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame. As a general rule, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans. As permitted by banking regulations, certain consumer loans 90 days or more past due may continue to accrue interest. The Company also may use discretion regarding other loans over 90 days delinquent if the loan is well secured and in process of collection. Set forth below is information regarding the Company’s nonaccrual, delinquent, TDRs, and impaired loans at the period shown.

The following table shows nonaccrual loans at the dates indicated:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$4,542	$2,822
Commercial real estate	8,459	7,279
Commercial construction	311	311
Small business	267	246
Residential real estate	8,591	8,697
Home equity	7,976	8,038
Other consumer	7	—
Total nonaccrual loans(1)	$30,153	$27,393

(1)	Included in these amounts were $4.9 million and $5.2 million of nonaccruing TDRs at March 31, 2015 and December 31, 2014, respectively.
The following table shows information regarding foreclosed residential real estate property at the date indicated:

March 31, 2015
(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$2,239
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,508

The following table shows the age analysis of past due financing receivables as of the dates indicated:

	March 31, 2015
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	8	$236	7	$973	25	$4,256	40	$5,465	$823,915	$829,380	$—
Commercial real estate	16	3,189	5	714	23	6,896	44	10,799	2,595,645	2,606,444	—
Commercial construction	—	—	—	—	1	311	1	311	291,355	291,666	—
Small business	9	134	3	45	11	211	23	390	87,319	87,709	—
Residential real estate	13	3,275	7	1,044	28	3,061	48	7,380	673,999	681,379	103
Home equity	17	1,098	7	535	22	2,078	46	3,711	873,205	876,916	38
Other consumer	34	146	8	59	10	53	52	258	19,366	19,624	46
Total	97	$8,078	37	$3,370	120	$16,866	254	$28,314	$5,364,804	$5,393,118	$187

	December 31, 2014
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	18	$3,192	10	$1,007	19	$2,320	47	$6,519	$854,320	$860,839	$—
Commercial real estate	19	13,428	6	1,480	16	4,225	41	19,133	2,328,190	2,347,323	—
Commercial construction	1	506	—	—	1	311	2	817	265,177	265,994	—
Small business	7	21	8	113	7	173	22	307	84,940	85,247	—
Residential real estate	13	1,670	10	1,798	36	4,826	59	8,294	521,965	530,259	106
Home equity	20	1,559	7	307	23	2,402	50	4,268	859,595	863,863	—
Other consumer	34	233	6	20	8	13	48	266	16,942	17,208	13
Total	112	$20,609	47	$4,725	110	$14,270	269	$39,604	$4,931,129	$4,970,733	$119
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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
TDRs on accrual status	$36,887	$38,382
TDRs on nonaccrual	4,899	5,248
Total TDRs	$41,786	$43,630
Amount of specific reserves included in the allowance for loan losses associated with TDRs:	$1,816	$2,004
Additional commitments to lend to a borrower who has been a party to a TDR:	$2,071	$1,400
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
The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended
	March 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	3	$156	$156
Commercial real estate	1	239	239
Small business	2	50	50
Residential real estate	3	157	157
Home equity	2	184	184
Total	11	$786	$786

	Three Months Ended
	March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	9	$424	$424
Commercial real estate	6	1,883	1,883
Small business	1	58	58
Residential real estate	2	513	542
Other consumer	1	8	8
Total	19	$2,886	$2,915

(1)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the period indicated:

	Three Months Ended March 31
	2015	2014
	(Dollars in thousands)
Extended maturity	$642	$835
Adjusted interest rate	—	728
Combination rate & maturity	114	1,344
Court ordered concession	30	8
Total	$786	$2,915
The Company considers a loan to have defaulted when it reaches 90 days past due. The following table shows loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated.

	Three Months Ended March 31
	2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial real estate	1	$378	1	$176
Commercial and industrial	—	—	2	52
Residential real estate	—	—	1	327
	1	$378	4	$555
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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio at the dates indicated:

	March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$3,489	$4,139	$—
Commercial real estate	21,323	22,615	—
Commercial construction	311	311	—
Small business	680	721	—
Residential real estate	3,464	3,556	—
Home equity	4,731	4,781	—
Other consumer	677	681	—
Subtotal	34,675	36,804	—
With an allowance recorded
Commercial and industrial	$2,868	$2,887	$308
Commercial real estate	10,839	10,974	265
Small business	347	372	5
Residential real estate	12,363	13,517	1,453
Home equity	1,283	1,410	253
Other consumer	505	505	34
Subtotal	28,205	29,665	2,318
Total	$62,880	$66,469	$2,318

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$3,005	$3,278	$—
Commercial real estate	15,982	17,164	—
Commercial construction	311	311	—
Small business	692	718	—
Residential real estate	2,439	2,502	—
Home equity	4,169	4,221	—
Other consumer	338	341	—
Subtotal	26,936	28,535	—
With an allowance recorded
Commercial and industrial	$1,649	$1,859	$412
Commercial real estate	14,747	15,514	197
Small business	396	458	7
Residential real estate	12,616	13,727	1,500
Home equity	1,161	1,264	262
Other consumer	530	530	38
Subtotal	31,099	33,352	2,416
Total	$58,035	$61,887	$2,416
The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended
	March 31, 2015
	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$3,862	$57
Commercial real estate	21,137	310
Commercial construction	311	3
Small business	722	11
Residential real estate	3,474	40
Home equity	4,749	52
Other consumer	586	7
Subtotal	34,841	480
With an allowance recorded
Commercial and industrial	$2,871	$36
Commercial real estate	10,872	137
Small business	356	6
Residential real estate	12,410	173
Home equity	1,289	14
Other consumer	513	5
Subtotal	28,311	371
Total	$63,152	$851

	Three Months Ended
	March 31, 2014
	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$5,409	$68
Commercial real estate	21,522	333
Commercial construction	100	3
Small business	1,456	24
Residential real estate	2,938	28
Home equity	4,529	52
Other consumer	413	8
Subtotal	36,367	516
With an allowance recorded
Commercial and industrial	$3,516	$39
Commercial real estate	16,640	207
Small business	460	8
Residential real estate	13,679	132
Home equity	623	7
Other consumer	800	7
Subtotal	35,718	400
Total	$72,085	$916

Certain loans acquired by the Company may have shown evidence of deterioration of credit quality since origination and it was therefore deemed unlikely that the Bank would be able to collect all contractually required payments. As such, these loans were deemed to be PCI loans and the carrying value and prospective income recognition are predicated upon future cash flows expected to be collected. The following table displays certain information pertaining to PCI loans at the dates indicated:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Outstanding balance	$25,992	$25,279
Carrying amount	$22,576	$22,315

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended March 31
	2015	2014
	(Dollars in thousands)
Beginning balance	$2,974	$2,514
Acquisition	319	—
Accretion	(964)	(377)
Other change in expected cash flows (1)	219	541
Reclassification from nonaccretable difference for loans which have paid off (2)	79	—
Ending balance	$2,627	$2,678
(1) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).
(2) Results in increased interest income during the period in which the loan paid off at amount greater than originally expected.

NOTE 6 - EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended
	March 31
	2015	2014
	(Dollars in thousands, except per share data)
Net income	$9,460	$13,383

Weighted Average Shares
Basic shares	24,959,865	23,819,065
Effect of dilutive securities	80,215	100,173
Diluted shares	25,040,080	23,919,238

Net income per share
Basic EPS	$0.38	$0.56
Effect of dilutive securities	—	—
Diluted EPS	$0.38	$0.56
The following table illustrates the options to purchase common stock and the shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended
	March 31
	2015	2014
Stock options	—	—
Performance-based restricted stock	—	1,242

NOTE 7 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the three months ended March 31, 2015, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value	Vesting Period
2/11/2015	31,500	2005 Employee Stock Plan	$39.42	Ratably over 5 years from grant date
2/12/2015	25,910	2005 Employee Stock Plan	$40.03	Ratably over 5 years from grant date
3/19/2015	3,800	2005 Employee Stock Plan	$43.56	Ratably over 5 years from grant date
The fair value of the restricted stock awards is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.
Performance-Based Restricted Stock Awards
On February 12, 2015, the Company granted 21,780 performance-based restricted stock awards to certain executive level employees. These performance-based restricted stock awards were issued from the 2005 Employee Stock Plan and were determined to have a grant date fair value per share of $40.03. The number of shares to be vested will be contingent upon the Company's attainment of certain performance measures outlined in the award agreement and will be measured as of the end of the three year performance period, or December 31, 2017. These awards will be accounted for as equity awards due to the nature of these awards and the fact that these shares will not be settled in cash.
The fair value of the performance-based restricted stock awards, assuming achievement at target, is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of these awards are not entitled to receive dividends or vote until the share are vested.
Stock Options
The Company did not issue any awards of options to purchase shares of common stock during the three months ended March 31, 2015.

NOTE 8 - DERIVATIVE AND HEDGING ACTIVITIES
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

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

March 31, 2015
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.27%	5.04%	$(1,908)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.27%	5.04%	(1,908)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.26%	2.94%	(1,554)
$75,000							$(5,370)
December 31, 2014
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
			(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	$(2,093)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	(2,094)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.24%	2.94%	(1,383)
$75,000							$(5,570)
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $2.7 million (pre-tax) to be reclassified to interest expense from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of March 31, 2015.
The Company recognized $61,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for the three month periods ended March 31, 2015 and 2014, respectively.
The Company had no fair value hedges as of March 31, 2015 or December 31, 2014.
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

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2015
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	179	$88,082	$48,380	$41,668	$36,072	$418,153	$632,355	$23,692
Pay fixed, receive variable	173	$88,082	$48,380	$41,668	$36,072	$418,153	$632,355	$(23,691)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	21	$29,823	$—	$—	$—	$—	$29,823	$4,361
Buys U.S. currency, sells foreign currency	21	$29,823	$—	$—	$—	$—	$29,823	$(4,333)
	December 31, 2014
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	174	$88,147	$46,854	$40,958	$38,108	$403,208	$617,275	$17,840
Pay fixed, receive variable	168	$88,147	$46,854	$40,958	$38,108	$403,208	$617,275	$(17,837)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	23	$57,112	$—	$—	$—	$—	$57,112	$4,007
Buys U.S. currency, sells foreign currency	23	$57,112	$—	$—	$—	$—	$57,112	$(3,984)

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
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

The change in fair value on the interest rate lock commitments, forward delivery sale commitments, and forward TBA mortgage contracts are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was an increase of $27,000 and $51,000 for the three months ended

March 31, 2015 and 2014, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	March 31, 2015	December 31, 2014	Balance Sheet Location	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$—	$—	Other liabilities	$5,370	$5,570
Derivatives not designated as hedges
Customer Related Positions:
Loan level derivatives	Other assets	$23,700	$18,383	Other liabilities	$23,699	$18,380
Foreign exchange contracts	Other assets	4,361	4,007	Other liabilities	4,333	3,984
Mortgage Derivatives
Interest rate lock commitments	Other assets	386	295	Other liabilities	—	—
Forward TBA mortgage contracts	Other assets	—	—	Other liabilities	—	16
Forward sales agreements	Other assets	88	3	Other liabilities	—	—
		$28,535	$22,688		$28,032	$22,380
Total		$28,535	$22,688		$33,402	$27,950
The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended
	March 31
	2015	2014
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$82	$502
Loss reclassified from OCI into interest expense (effective portion)	$(706)	$(1,148)
Loss recognized in income on derivatives (ineffective portion & amount excluded from effectiveness testing)
Interest expense	$—	$—
Other expense	—	—
Total	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$21	$29
Other expense	(18)	(1)
Changes in fair value of mortgage derivatives
Mortgage banking income	192	(40)
Total	$195	$(12)

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial. The Company had $4,000 and $272,000 in exposure relating to institutional counterparties at March 31, 2015 and December 31, 2014, respectively. The Company’s exposure relating to customer counterparties was approximately $24.5 million and $18.9 million at March 31, 2015 and December 31, 2014, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

NOTE 9 - BALANCE SHEET OFFSETTING
The Company does not offset fair value amounts recognized for derivative instruments or repurchase agreements. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. At March 31, 2015, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	March 31, 2015
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level derivatives	23,700	—	23,700	4	—	23,696
Customer foreign exchange contracts	4,361	—	4,361	—	—	4,361
	$28,061	$—	$28,061	$4	$—	$28,057

Derivative Liabilities
Interest rate swaps	$5,370	$—	$5,370	$—	$5,370	$—
Loan level derivatives	23,699	—	23,699	4	23,691	4
Customer foreign exchange contracts	4,333	—	4,333	—	—	4,333
Repurchase agreements
Customer repurchase agreements	118,138	—	118,138	—	118,138	—
Wholesale repurchase agreements	50,000	—	50,000	—	50,000	—
	$201,540	$—	$201,540	$4	$197,199	$4,337

(1)	Reflects offsetting derivative positions with the same counterparty.

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2014
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level derivatives	18,383	—	18,383	272	—	18,111
Customer foreign exchange contracts	4,007	—	4,007	—	—	4,007
	$22,390	$—	$22,390	$272	$—	$22,118

Derivative Liabilities
Interest rate swaps	$5,570	$—	$5,570	$—	$5,570	$—
Loan level derivatives	18,380	—	18,380	272	17,836	272
Customer foreign exchange contracts	3,984	—	3,984	—	—	3,984
Repurchase agreements
Customer repurchase agreements	147,890	—	147,890	—	147,890	—
Wholesale repurchase agreements	50,000	—	50,000	—	50,000	—
	$225,824	$—	$225,824	$272	$221,296	$4,256

(1)	Reflects offsetting derivative positions with the same counterparty.

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

NOTE 10 - FAIR VALUE MEASUREMENTS
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
Securities:
Trading Securities
These equity securities are valued based on market quoted prices. These securities are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied.
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
Agency Collateralized Mortgage Obligations
The valuation model for these securities is volatility-driven and ratings based, and uses multi-dimensional spread tables. The inputs used include benchmark yields, reported trades, new issue data, broker dealer quotes, and collateral performance. If there is at least one significant model assumption or input that is not observable, these securities are categorized as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2.
State, County, and Municipal Securities
The fair value is estimated using a valuation matrix with inputs including bond interest rate tables, recent transaction, and yield relationships. These securities are categorized as Level 2.
Single and Pooled Issuer Trust Preferred Securities
The fair value of trust preferred securities, including pooled and single issuer preferred securities, is estimated using external pricing models, discounted cash flow methodologies or similar techniques. The inputs used in these valuations include benchmark yields, reported trades, new issue data, broker dealer quotes, and collateral performance. If there is at least one significant model assumption or input that is not observable, these securities are classified as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2.
Equity Securities
These equity securities are valued based on market quoted prices. These securities are classified as Level 1 as they are actively traded and no valuation adjustments have been applied.
Loans Held for Sale
The Company has elected the fair value option to account for originated closed loans intended for sale. The fair value is measured on an individual loan basis using quoted market prices and when not available, comparable market value or discounted cash flow analysis may be utilized. These assets are typically classified as Level 2.
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified as Level 2.
Mortgage Derivatives
The fair value of mortgage derivatives is determined based on current market prices for similar assets in the secondary market and, therefore, classified as Level 2 within the fair value hierarchy.
Impaired Loans
Collateral dependent loans that are deemed to be impaired are valued based upon the lower of cost or fair value of the underlying collateral less costs to sell.  The inputs used in the appraisals of the collateral are not always observable, and therefore the loans may be classified as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2.
Other Real Estate Owned and Other Foreclosed Assets
The fair values are generally estimated based upon recent appraisal values of the property less costs to sell the property, as Other Real Estate Owned ("OREO") and Other Foreclosed Assets are valued at the lower of cost or fair value of the property, less estimated costs to sell. Certain inputs used in appraisals are not always observable, and therefore OREO and Other Foreclosed Assets may be classified as Level 3 within the fair value hierarchy.
Goodwill and Other Intangible Assets
Goodwill and identified intangible assets are subject to impairment testing. The Company conducts an annual impairment test of goodwill in the third quarter of each year, or more frequently if necessary, and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. To estimate the fair value of goodwill and, if necessary, other intangible assets, the Company utilizes both a comparable analysis of relevant price multiples in recent market transactions and discounted cash flow analysis. Both valuation models require a significant degree of management judgment. In the event the fair value as determined by the valuation model is less than the carrying value, the intangibles may be impaired. If the impairment testing resulted in impairment, the Company would classify the impaired goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

Assets and liabilities measured at fair value at the periods indicated were as follows:

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	March 31, 2015
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$494	$494	$—	$—
Securities available for sale
U.S. Government agency securities	46,504	—	46,504	$—
Agency mortgage-backed securities	254,089	—	254,089	—
Agency collateralized mortgage obligations	60,288	—	60,288	—
State, county, and municipal securities	4,977	—	4,977	—
Single issuer trust preferred securities issued by banks and insurers	2,910	—	2,910	—
Pooled trust preferred securities issued by banks and insurers	6,272	—	—	6,272
Equity securities	11,998	11,998	—	—
Loans held for sale	9,507	—	9,507	—
Derivative instruments	28,535	—	28,535	—
Liabilities
Derivative Instruments	33,402	—	33,402	—
Total recurring fair value measurements	$392,172	$12,492	$373,408	$6,272

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$7,559	$—	$—	$7,559
Other real estate owned and other foreclosed assets	6,285	—	—	6,285
Total nonrecurring fair value measurements	$13,844	$—	$—	$13,844

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2014
	(Dollars in thousands)
Recurring fair value measurements
Assets
Securities available for sale
U.S. Government agency securities	$41,486	$—	$41,486	$—
Agency mortgage-backed securities	217,678	—	217,678	—
Agency collateralized mortgage obligations	63,035	—	63,035	—
State, county, and municipal securities	5,223		5,223
Single issuer trust preferred securities issued by banks and insurers	2,909	—	2,909	—
Pooled trust preferred securities issued by banks and insurers	6,321	—	—	6,321
Equity securities	11,902	11,902	—	—
Loans held for sale	6,888	—	6,888	—
Derivative instruments	22,688	—	22,688	—
Liabilities
Derivative instruments	27,950	—	27,950	—
Total recurring fair value measurements	$350,180	$11,902	$331,957	$6,321

Nonrecurring fair value measurements:
Assets
Collateral dependent impaired loans	$8,196	$—	$—	$8,196
Other real estate owned and other foreclosed assets	7,743	—	—	7,743
Total nonrecurring fair value measurements	$15,939	$—	$—	$15,939
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, as of the dates indicated:

	Securities Available for Sale:
	(Dollars in thousands)
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Pooled Trust Preferred Securities
Beginning balance	$6,321	$3,841
Gains (losses) (realized/unrealized)
Included in other comprehensive income	(4)	1,162
Settlements	(45)	(36)
Ending balance	$6,272	$4,967

It is the Company’s policy to recognize the transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the three month periods ended March 31, 2015 or 2014.

The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3 for the periods indicated:

	March 31	December 31		March 31	December 31	March 31	December 31
	2015	2014		2015	2014	2015	2014
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in Thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$6,272	$6,321	Cumulative prepayment	0% - 75%	0% - 75%	6.9%	7.0%
			Cumulative default	3% - 100%	3% - 100%	13.3%	13.9%
			Loss given default	85% - 100%	85% - 100%	95.9%	96.1%
			Cure given default	0% - 75%	0% - 75%	39.2%	46.7%
Appraisals of collateral (1)
Impaired loans	$7,559	$8,196
Other real estate owned and foreclosed assets	$6,285	$7,743

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
Additionally, the Company has certain assets which are marked to fair value on a nonrecurring basis which are categorized within Level 3. These assets include collateral dependent impaired loans and OREO. The determination of the fair value amount is derived from the use of independent third party appraisals and evaluations, prepared by firms from a predetermined list of qualified and approved appraisers or evaluators. Upon receipt of an appraisal or evaluation, the Company's Commercial Real Estate Appraisal Department will review the report for compliance with regulatory and Bank standards, as well as reasonableness and acceptance of the value conclusions. Any issues or concerns regarding compliance or value conclusions will be addressed with the engaged firm and the report may be adjusted or revised. If a disagreement cannot be resolved, the Commercial Real Estate Appraisal Department will either address the key issues and modify the report for acceptance or reject the report and re-order a new report. Ultimately, the Company’s Commercial Real Estate Appraisal Department will confirm the collateral value as part of its review process.

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the periods indicated:

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	March 31, 2015
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,010	$1,089	$—	$1,089	$—
Agency mortgage-backed securities	164,830	170,879	—	170,879	—
Agency collateralized mortgage obligations	221,979	223,317	—	223,317	—
State, county, and municipal securities	424	429	—	429	—
Single issuer trust preferred securities issued by banks	1,500	1,508	—	1,508	—
Corporate debt securities	5,002	5,100	—	5,100	—
Loans, net of allowance for loan losses(b)	5,338,603	5,322,319	—	—	5,322,319
Financial liabilities
Time certificates of deposits(c)	$746,533	$748,991	$—	$748,991	$—
Federal Home Loan Bank borrowings(c)	108,246	108,980	—	108,980	—
Customer repurchase agreements and other short-term borrowings(c)	128,138	128,224	—	—	128,224
Wholesale repurchase agreements(c)	50,000	50,333	—	—	50,333
Junior subordinated debentures(d)	73,631	73,837	—	73,837	—
Subordinated debentures(c)	35,000	35,645	—	—	35,645

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
This summary excludes financial assets and liabilities for which the carrying value approximates fair value. For financial assets, these include cash and due from banks, federal funds sold, short-term investments, FHLB stock, and cash surrender value of life insurance policies. For financial liabilities, these include demand, savings, money market deposits, and federal funds purchased. These instruments would all be considered to be classified as Level 1 within the fair value hierarchy. Also excluded from the summary are financial instruments measured at fair value on a recurring and nonrecurring basis, as previously described.
The Company considers its financial instruments' current use to be the highest and best use of the instruments.

NOTE 11 - COMPREHENSIVE INCOME/(LOSS)
The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended March 31, 2015
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$2,541	$(980)	$1,561
Less: net security gains reclassified into other noninterest income	—	—	—
Net change in fair value of securities available for sale	2,541	(980)	1,561
Change in fair value of cash flow hedges	(567)	231	(336)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(706)	288	(418)
Net change in fair value of cash flow hedges	139	(57)	82
Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	44	(18)	26
Less: amortization of actuarial gains	61	(25)	36
Less: amortization of prior service costs	24	(10)	14
Net change in other comprehensive income for defined benefit postretirement plans (2)	129	(53)	76
Total other comprehensive income	$2,809	$(1,090)	$1,719

	Three Months Ended March 31, 2014
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$3,287	$(1,316)	$1,971
Less: net security gains (losses) reclassified into other noninterest income	91	(37)	54
Net change in fair value of securities available for sale	3,196	(1,279)	1,917
Change in fair value of cash flow hedges	(300)	123	(177)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(1,148)	469	(679)
Net change in fair value of cash flow hedges	848	(346)	502
Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	(80)	33	(47)
Less: amortization of actuarial losses	(11)	4	(7)
Less: amortization of prior service costs	25	(10)	15
Net change in other comprehensive income for defined benefit postretirement plans (2)	(66)	27	(39)
Total other comprehensive income	$3,978	$(1,598)	$2,380

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.4 million, net of tax, is being recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $534,000 and $678,000 at March 31, 2015 and 2014, respectively.

(2)
The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in the Employee Benefit Plans footnote in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

Information on the Company’s accumulated other comprehensive loss, net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Loss
	2015
	(Dollars in thousands)
Beginning balance: January 1, 2015	$3,389	$(3,298)	$571	$(2,794)	$(2,132)
Net change in other comprehensive income (loss)	1,561	119	(37)	76	1,719
Ending balance: March 31, 2015	$4,950	$(3,179)	$534	$(2,718)	$(413)
	2014
Beginning balance: January 1, 2014	$(2,023)	$(5,698)	$715	$(428)	$(7,434)
Net change in other comprehensive income (loss)	1,917	539	(37)	(39)	2,380
Ending balance: March 31, 2014	$(106)	$(5,159)	$678	$(467)	$(5,054)

NOTE 12 - COMMITMENTS AND CONTINGENCIES
Financial Instruments with Off-Balance Sheet Risk
In the normal course of business, the Company enters into various transactions to meet the financing needs of its customers, which, in accordance with GAAP, are not included in its consolidated balance sheets. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.
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
The following table summarizes the above financial instruments at the dates indicated:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Commitments to extend credit	$1,862,493	$1,822,369
Standby letters of credit	19,912	18,516
Deferred standby letter of credit fees	119	105

Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases.
Rent expense incurred under operating leases was approximately $1.9 million for both the three months ended March 31, 2015 and 2014, respectively. Renewal options ranging from 1-10 years exist for several of these leases. Rockland Trust has entered into a lease with a related party. The terms of that lease are substantially the same as terms for comparable transactions with unrelated parties, and required rent payments of approximately $168,000 and $251,000 for the three months ended March 31, 2015 and 2014, respectively. There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2014. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for information regarding our leases and other commitments.
Other Contingencies
At March 31, 2015, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business or due to acquisitions. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $25.7 million and $33.0 million at March 31, 2015 and December 31, 2014, respectively.

NOTE 13 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid. The investment in LIHTC projects is being accounted for using the proportional amortization method, under which the Company amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes the net investment benefit in the income statement as a component of income tax expense (benefit).
The following table presents the Company's investments in low income housing projects as of the date indicated:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Original investment value	$40,541	$40,541
Current recorded investment	38,305	38,943
Unfunded liability obligation	23,002	28,004
Tax credits and benefits (1)	4,554	1,683
Amortization of investments (2)	3,045	1,089
Net income tax benefit (3)	1,509	594

(1)	This amount reflects anticipated tax credits and tax benefits for the years ended December 31, 2015 and 2014.

(2)	The amortization amount reduces the tax credits and benefits anticipated for the full years ended December 31, 2015 and 2014.

(3)	This amount represents the net tax benefit expected to be realized for the full years ended December 31, 2015 and 2014 in determining the Company's effective tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, include, but are not limited to:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;

•	adverse changes in the local real estate market;

•	a deterioration of the credit rating for U.S. long-term sovereign debt;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax expense resulting from failure to comply with general tax laws, changes in tax laws or failure to comply with requirements of the federal New Markets Tax Credit program;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio;

•	unexpected increased competition in the Company’s market area;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	a deterioration in the conditions of the securities markets;

•	our inability to adapt to changes in information technology;

•	electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;

•	adverse changes in consumer spending and savings habits;

•	the inability to realize expected revenue synergies from the Peoples Federal Bancshares merger in the amounts or in the timeframe anticipated;

•	cost or difficulties relating to the Peoples Federal Bancshares integration matters might be greater than expected;

•	inability to retain customers and employees, including those of Peoples Federal Bancshares;

•	the effect of laws and regulations regarding the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to the Company’s business;

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

		Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$387,038	$348,554	$361,455	$340,081	$348,258
Securities held to maturity	394,745	375,453	372,418	373,888	375,556
Loans	5,393,118	4,970,733	4,947,855	4,885,500	4,807,269
Allowance for loan losses	(54,515)	(55,100)	(55,005)	(54,538)	(53,629)
Goodwill and identifiable intangible assets	215,058	180,306	180,871	181,460	182,051
Total assets	6,911,085	6,364,912	6,384,428	6,348,318	6,225,920
Total deposits	5,670,712	5,210,466	5,302,434	5,298,161	5,114,259
Total borrowings	395,015	406,655	367,060	345,737	422,565
Stockholders’ equity	732,886	640,527	627,182	616,489	602,556
Nonperforming loans	30,340	27,512	26,119	27,416	36,171
Nonperforming assets	40,348	38,894	38,557	39,661	46,521
Income statement
Interest income	$56,429	$54,827	$54,368	$54,285	$52,980
Interest expense	5,180	5,007	4,805	5,232	5,374
Net interest income	51,249	49,820	49,563	49,053	47,606
Provision (benefit) for loan losses	(500)	1,750	1,901	2,250	4,502
Noninterest income	16,557	18,473	17,098	16,857	17,516
Noninterest expenses	54,977	44,364	42,607	42,980	41,887
Net income	9,460	15,978	15,738	14,746	13,383
Per share date
Net income—basic	$0.38	$0.67	$0.66	$0.62	$0.56
Net income—diluted	0.38	0.66	0.66	0.61	0.56
Cash dividends declared	0.26	0.24	0.24	0.24	0.24
Book value	28.05	26.69	26.23	25.79	25.23
Performance ratios
Return on average assets	0.58%	0.99%	0.99%	0.94%	0.88%
Return on average common equity	5.58%	9.93%	9.97%	9.65%	9.02%
Net interest margin (on a fully tax equivalent basis)	3.50%	3.42%	3.42%	3.48%	3.49%
Equity to assets	10.60%	10.06%	9.82%	9.71%	9.68%
Dividend payout ratio	71.84%	36.05%	36.47%	38.91%	39.13%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.56%	0.55%	0.53%	0.56%	0.75%
Nonperforming assets as a percent of total assets	0.58%	0.61%	0.60%	0.62%	0.75%

Allowance for loan losses as a percent of total loans	1.01%	1.11%	1.11%	1.12%	1.12%
Allowance for loan losses as a percent of nonperforming loans	179.68%	200.28%	210.59%	198.93%	148.27%
Capital ratios
Tier 1 leverage capital ratio	9.53%	8.84%	8.75%	8.62%	8.60%
Tier 1 risk-based capital ratio	11.37%	10.88%	10.75%	10.65%	10.76%
Total risk-based capital ratio	13.06%	13.15%	12.47%	12.38%	12.52%

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics help management make key decisions regarding the Bank's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying areas to improve. The Company is focused on organic growth, but will consider acquisition opportunities that provide a satisfactory financial return. During the first quarter of 2015 the Company closed on the acquisition of Peoples Federal Bancshares, Inc. ("Peoples").

Loans and Asset Quality

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect an overall increase in total loans due to the acquisition of Peoples. However, the impact of the acquisition was offset by adverse weather conditions and an increasing competitive environment which led to organic declines in overall loan balances, primarily in the commercial and industrial and residential real estate portfolios.

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

Funding and the Net Interest Margin

The Company's overall sources of funding increased during the first quarter of 2015, reflective of the Peoples acquisition. The impact of the acquisition supported management's continued emphasis on core deposit growth to fund loans, as depicted by the following chart:

As of March 31, 2015, core deposits comprised 86.7% of total deposits compared to 87.3% in the prior quarter. Exclusive of the Peoples acquisition, core deposits increased by $47.0 million during the first quarter to $4.9 billion. The continued emphasis on core deposits has resulted in a low cost of deposits, which was 0.21% for the quarter compared to 0.20% in the prior quarter.

The Company's net interest margin was 3.50% for the quarter ended March 31, 2015, an increase of eight basis points from the linked quarter. The Company's net interest margin increase was mainly due to a four basis point accretion adjustment related to early payoffs on loans acquired along with lower liquid balances.

Noninterest Income

Management continues to focus on noninterest income growth, however, seasonal fluctuations in deposit account fees typically impact first quarter results as compared to other previous quarters. Noninterest income is primarily comprised of deposit account fees, interchange and ATM fees, and investment management fees. The following chart depicts noninterest income, excluding certain noncore items, as a percentage of total revenue (the sum of net noninterest income, excluding certain noncore items, and net interest income) over the past five quarters:
*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Expense Control

Management takes a balanced approach to noninterest expense control by paying close attention to the management of ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits and expenses associated with buildings and equipment. During the first quarter of 2015, noninterest expense increased from prior periods due to the closing of the Peoples acquisition. The following chart depicts the Company's efficiency ratio, on an operating basis (calculated by dividing noninterest expense, excluding certain noncore items, by the sum of net noninterest income, excluding certain noncore items, and net interest income) over the past five quarters:
*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies permit the Company to operate in a tax effective manner and sometimes also creates a competitive advantage for Rockland Trust and its community development subsidiaries. During the first quarter of 2015, the Company’s effective tax rate was 29.03%.

Capital

The Company's disciplined approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term shareholder value. This approach, combined with the impact of the stock issued as consideration for the Peoples acquisition, has resulted in a tangible book value per share increase of $0.64 during the first quarter, and tangible common equity as a percentage of tangible assets increased from 7.44% in the prior quarter to 7.73%. The following chart shows the Company's tangible book value per share over the past five quarters:
*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

This strong growth in capital has led to a consistent cash dividend which increased from $0.24 per share in each quarter of 2014 to $0.26 per share in the first quarter of 2015, representing an 8.3% increase.

2015 Results

Net income for the first quarter of 2015 computed in accordance with generally accepted accounting principles in the United States ("GAAP") was $9.5 million, or $0.38 on a diluted earnings per share basis, as compared to $13.4 million, or $0.56 per diluted share, for the prior year first quarter. The first quarters in both 2015 and 2014 included merger and acquisition expenses, as well as other items that are considered noncore, which are excluded from operating earnings. First quarter 2015 net operating earnings were $15.8 million, or $0.63 on a diluted earnings per share basis, an increase of 30.5% and 23.5%, respectively, when compared to net operating earnings of $12.1 million, or $0.51 per diluted share, for the first quarter of 2014.

2015 Earnings Outlook

The Company anticipates 2015 diluted operating earnings per share performance to be in the range between $2.63 and $2.73. Key assumptions in the 2015 outlook include:

•	Total organic loan growth likely in the lower end of 4-6% range;

•	Total organic deposit growth of 3-4%;

•	A net interest margin percentage in the low 3.40s;

•	Stable asset quality, with a provision for loan loss in the range of $7-$10 million and net charge-offs in the range of $5-$8 million;

•	Core noninterest income (exclusive of the Peoples acquisition) growing by 3-4%;

•	Core noninterest expense (exclusive of the Peoples acquisition) increasing by 3-4%;

•	An effective tax rate of slightly higher than 28.5% realized in 2014; and

•	Tangible Common Equity ratio increasing to a range of 7.75% to 8.00% by the end of 2015.

Non-GAAP Measures
When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes and other noncore items shown in the table that follows. The Company’s financial performance is determined in accordance with GAAP which sometimes includes items that management believes are unrelated to its core banking business and will not have a material financial impact on operating results in future periods, such as gains or losses on the sales of securities, merger and acquisition expenses, and other items. Management, therefore, computes the Company’s non-GAAP operating earnings, which excludes these items, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by such gains or losses. Management also supplements its evaluation of financial performance with analysis of tangible book value per share which is computed by dividing stockholders' equity less goodwill and identifiable intangible assets by common shares outstanding.
Management’s computation of the Company’s non-GAAP operating earnings information and tangible book value per share are set forth because management believes it may be useful for investors to have access to the same analytical tools used by management to evaluate the Company’s core operational performance so that investors may assess the Company’s overall financial health and identify business and performance trends that may be more difficult to identify and evaluate when noncore items are included and to assess the relative strength of the Company's capital position. Management also believes that the computation of non-GAAP operating earnings and tangible book value per share may facilitate the comparison of the Company to other companies in the financial services industry.
Non-GAAP measures should not be considered a substitute for GAAP results. An item which management deems to be noncore and excludes when computing non-GAAP operating earnings can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP operating earning information and tangible book value per share set forth are not necessarily comparable to non-GAAP information which may be presented by other companies.
The following tables summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Three Months Ended March 31
	Net Income		Diluted Earnings Per Share
	2015	2014	2015	2014
	(Dollars in thousands)
As reported (GAAP)
Net income available to common shareholders (GAAP)	$9,460	$13,383	$0.38	$0.56
Non-GAAP adjustments
Noninterest income components
Gain on life insurance benefits (tax exempt)	—	(1,627)	—	(0.06)
Noninterest expense components
Merger and acquisition expenses, net of tax	6,287	66	0.25	—
Loss on extinguishment of debt	72	—	—	—
Impairment on acquired facilities, net of tax	—	298	—	0.01
Total impact of noncore items	6,359	(1,263)	0.25	(0.05)
As adjusted (Non-GAAP)	$15,819	$12,120	$0.63	$0.51

The following table summarizes the impact of noncore items on the calculation of the Company's efficiency ratio for the periods indicated:

	Quarter-to-Date
	March 31, 2015	December 31, 2014	September 31, 2014	June 30, 2014	March 31, 2014
	(Dollars in thousands)
Net interest income	$51,249	$49,820	$49,563	$49,053	$47,606	(a)

Noninterest income (GAAP)	$16,557	$18,473	$17,098	$16,857	$17,516	(b)
Net gain on sale of fixed income securities	—	(121)	—	—	—
Gain on life insurance benefits	—	—	—	(337)	(1,627)
Noninterest income on an operating basis (Non-GAAP)	$16,557	$18,352	$17,098	$16,520	$15,889	(c)

Noninterest expense (GAAP)	$54,977	$44,364	$42,607	$42,980	$41,887	(d)
Merger & acquisition	(10,230)	(586)	(677)	—	(77)
Loss on extinguishment of debt	(122)	—	—	—	—
Loss on sale of fixed income securities	—	(21)	—	—	—
Impairment on acquired facilities	—	—	(21)	—	(503)
Loss on terminated hedge	—	—	—	(1,122)	—
Noninterest expense on an operating basis (Non-GAAP)	$44,625	$43,757	$41,909	$41,858	$41,307	(e)

Total revenue (GAAP)	$67,806	$68,293	$66,661	$65,910	$65,122	(a+b)
Total operating revenue (Non-GAAP)	$67,806	$68,172	$66,661	$65,573	$63,495	(a+c)

Ratios
Efficiency ratio (GAAP)	81.08%	64.96%	63.92%	65.21%	64.32%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	65.81%	64.19%	62.87%	63.83%	65.06%	(e/(a+c))

Noninterest income as a % of revenue	24.42%	27.05%	25.65%	25.58%	26.90%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)	24.42%	26.92%	25.65%	25.19%	25.02%	(c/(a+c))

The following table summarizes the calculation of the Company's tangible book value for the periods indicated:

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014

Stockholders' equity	$732,886	$640,527	$627,182	$616,489	$602,556	(a)
Goodwill and identifiable intangible assets	215,058	180,306	180,871	181,460	182,051	(b)
Common shares	26,123,576	23,998,738	23,911,678	23,904,072	23,878,056	(c)
Tangible book value per share	$19.82	$19.18	$18.66	$18.20	$17.61	((a-b)/c)

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
There have been no material changes in critical accounting policies during the first three months of 2015. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $58.3 million, or 8.0%, at March 31, 2015 as compared to December 31, 2014, primarily due to the acquired Peoples portfolio of $43.6 million. The ratio of securities to total assets was 11.3% and 11.4% as of March 31, 2015 and December 31, 2014, respectively.
The Company continually reviews investment securities for the presence of other-than-temporary impairment (“OTTI”). For debt securities, the primary consideration in determining whether impairment is OTTI is whether or not the Bank expects to collect all contractual cash flows. Further analysis of the Company’s OTTI can be found in Note 4 “Securities” within Notes to Consolidated Financial Statements included in Item 1 hereof.

    Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans to government sponsored agencies and other financial institutions. During the three months ended March 31, 2015 and 2014 the Bank originated residential loans with the intention of selling them in the secondary market, and to a lesser extent, to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company established a reserve of $250,000 during the fourth quarter of 2014 and incurred no losses during the three months ended March 31, 2015 related to mortgage repurchases. The Company incurred no losses related to repurchases during the three months ended March 31, 2014.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended March 31
	2015	2014
	(Dollars in thousands)
Held in portfolio	$10,203	$11,659
Sold/held for sale in secondary market	42,602	23,421
Total closed loans	$52,805	$35,080

The table below reflects the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended March 31
	2015	2014
	(Dollars in thousands)
Sold with servicing rights released	$34,681	$3,668
Sold with servicing rights retained	5,912	19,533
Total loans sold	$40,593	$23,201

As noted in the table above, loans may be sold with servicing rights released or with servicing rights retained. Upon sale with servicing rights retained, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors amounted to $420.2 million (including $23.1 million of loans included in the Peoples acquisition), $403.0 million, and $341.9 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended March 31
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$2,912	$2,368
Additions	161	173
Acquired portfolio	83	—
Amortization	(166)	(141)
Change in valuation allowance	(7)	(23)
Balance at end of period	$2,983	$2,377
Forward sale contracts of mortgage loans and forward To Be Announced ("TBA") mortgage contracts, considered derivative instruments for accounting purposes, may be utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain one-to-four family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans, resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to investors, or forward TBA mortgage contracts are entered into with a counterparty, which economically hedges this market risk. See Note 8, “Derivative and Hedging Activities” within Notes to Consolidated Financial statements included in Item 1 hereof for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The Bank’s loan portfolio increased $422.4 million during the first quarter of 2015 due primarily to the $463.9 million acquired loan portfolio related to the Peoples acquisition.  Excluding the acquisition, organic growth in commercial real estate, construction, and home equity portfolios was countered by declines in the commercial and industrial and residential loan portfolios as heightened competition and severe weather served to restrain loan closings and line utilization, resulting in an overall organic decline in balances of $41.5 million, or 3.4%, on an annualized basis.

The following table summarizes loan growth during the periods indicated:
Table 4 - Components of Loan Growth/(Decline)

	March 31	December 31	Peoples	Organic	Organic
	2015	2014	Acquisition	Growth/(Decline) $	Growth/(Decline) %
	(Dollars in thousands)
Commercial and industrial	$829,380	$860,839	$11,268	$(42,727)	(5.0)%
Commercial real estate	2,606,444	2,347,323	249,383	$9,738	0.4%
Commercial construction	291,666	265,994	15,299	$10,373	3.9%
Small business	87,709	85,247	120	$2,342	2.7%
Residential real estate	681,379	530,259	175,323	$(24,203)	(4.6)%
Home equity	876,916	863,863	9,072	$3,981	0.5%
Other consumer	19,624	17,208	3,462	$(1,046)	(6.1)%
Total loans	$5,393,118	$4,970,733	$463,927	$(41,542)	(0.8)%
The Bank’s commercial and industrial portfolio is well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of March 31, 2015:

(Dollars in thousands)
Average loan size	$234
Largest individual commercial and industrial loan	$20,174
Commercial and industrial nonperforming loans/commercial and industrial loans	0.55%
The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration. This portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of March 31, 2015:

(Dollars in thousands)
Average loan size	$716
Largest individual commercial real estate mortgage outstanding	$28,000
Commercial real estate nonperforming loans/commercial real estate loans	0.31%
Owner occupied commercial real estate loans/commercial real estate loans	15.9%

In addition to the commercial portfolios, the Bank also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Bank's market area. The Bank also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower's residence or second home. Additionally, the Bank makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios have increased in total by $166.6 million for the three months ended March 31, 2015 to $1.6 billion, inclusive of $187.9 million from the Peoples acquisition.

Asset Quality    The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this assessment, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, impaired, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring ("TDR").
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
Purchased Credit Impaired Loans   Purchased Credit Impaired (“PCI”) loans are acquired loans which had evidence of deterioration in credit quality at the purchase date and for which it is probable that all contractually required payments will not be collected. PCI loans are recorded at fair value without any carryover of the allowance for loan losses. The excess cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield," is accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual in the same manner as originated loans, rather they are generally considered to be accruing loans because their interest income recognized relates to the accretable yield and not to contractual interest payments. See Note 5, "Loans, Allowance for Loan Losses, and Credit Quality" within Notes to Consolidated Financial Statements included in Item 1 hereof for more information.
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

Other assets in possession typically consist of foreclosed non-real estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 5 - Nonperforming Assets

	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in thousands)
Loans Accounted for on a nonaccrual basis
Commercial and industrial	$4,542	$2,822	$3,299
Commercial real estate	8,770	7,590	13,970
Small business	267	246	788
Residential real estate	8,591	8,697	10,632
Home equity	7,976	8,038	7,062
Other consumer	7	—	28
Total (1)	$30,153	$27,393	$35,779
Loans past due 90 days or more but still accruing
Residential real estate (2)	103	106	368
Home equity (2)	38	—	—
Other consumer	46	13	24
Total	$187	$119	$392
Total nonperforming loans	$30,340	$27,512	$36,171
Nonaccrual securities (3)	3,723	3,639	2,353
Other real estate owned	6,285	7,743	7,830
Other assets in possession	—	—	167
Total nonperforming assets	$40,348	$38,894	$46,521
Nonperforming loans as a percent of gross loans	0.56%	0.55%	0.75%
Nonperforming assets as a percent of total assets	0.58%	0.61%	0.75%

(1)	Inclusive of TDRs on nonaccrual of $4.9 million, $5.2 million, and $7.0 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

(2)	Represents purchased credit impaired loans that are accruing interest due to expectations of future cash collections.

(3)	Amounts represent the fair value of five nonaccrual securities at March 31, 2015, December 31, 2014, and March 31, 2014.

The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 6 - Activity in Nonperforming Assets

	Three Months Ended
	March 31
	2015		2014
	(Dollars in thousands)
Nonperforming assets beginning balance		$38,894		$43,833
New to nonperforming		6,188		10,369
Acquired nonperforming loans		5,335		—
Loans charged-off		(1,525)		(4,566)
Loans paid-off		(5,923)		(1,367)
Loans transferred to other real estate owned and foreclosed assets		(354)		(746)
Loans restored to performing status		(891)		(2,062)
Change to other real estate owned
New to other real estate owned	$354		$746
Valuation write down	(674)		(236)
Sale of Other Real Estate Owned	(1,633)		(590)
Capital improvements to other real estate owned	665		444
Other	(169)		—
Total change to other real estate owned	(1,457)	(1,457)	364	364
Change in nonaccrual securities		84		812
Other		(3)		(116)
Nonperforming assets ending balance		$40,348		$46,521

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 7 - Troubled Debt Restructurings

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Performing troubled debt restructurings	$36,887	$38,382
Nonaccrual troubled debt restructurings	4,899	5,248
Total	$41,786	$43,630
Performing troubled debt restructurings as a % of total loans	0.68%	0.77%
Nonaccrual troubled debt restructurings as a % of total loans	0.09%	0.11%
Total troubled debt restructurings as a % of total loans	0.77%	0.88%

The following table summarizes changes in TDRs for the periods indicated:
Table 8 - Activity in Troubled Debt Restructurings

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(Dollars in thousands)
TDRs beginning balance	$43,630	$45,864
New to TDR status	1,878	2,851
Paydowns	(3,713)	(684)
Charge-offs	(9)	(704)
TDRs ending balance	$41,786	$47,327

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 9 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended
	March 31
	2015	2014
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$350	$447
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	724	498
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
Total impaired loans at March 31, 2015 and December 31, 2014 were $62.9 million and $58.0 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 5, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At March 31, 2015, there were 64 relationships, with an aggregate balance of $60.7 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
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
While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Additionally, various regulatory agencies, as an integral part of the Bank's examination process, periodically assess the appropriate of the allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs, in accordance with GAAP.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 10 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in thousands)
Average total loans	$5,166,710	$4,956,039	$4,893,674	$4,844,917	$4,788,064
Allowance for loan losses, beginning of period	$55,100	$55,005	$54,538	$53,629	$53,239
Charged-off loans
Commercial and industrial	561	340	504	470	783
Commercial real estate	141	1,181	691	660	2,922
Small business	150	136	73	128	268
Residential real estate	185	173	199	326	128
Home equity	161	188	160	308	94
Other consumer	327	307	279	258	371
Total charged-off loans	1,525	2,325	1,906	2,150	4,566
Recoveries on loans previously charged-off
Commercial and industrial	379	249	6	128	79
Commercial real estate	685	82	57	197	68
Small business	67	107	29	92	47
Residential real estate	45	56	178	190	—
Home equity	72	34	67	55	93
Other consumer	192	142	135	147	167
Total recoveries	1,440	670	472	809	454
Net loans Charged-off (Recovered)
Commercial and industrial	182	91	498	342	704
Commercial real estate	(544)	1,099	634	463	2,854
Small business	83	29	44	36	221
Residential real estate	140	117	21	136	128
Home equity	89	154	93	253	1
Other consumer	135	165	144	111	204
Total net loans charged-off	85	1,655	1,434	1,341	4,112
Provision (benefit) for loan losses	(500)	1,750	1,901	2,250	4,502
Total allowance for loan losses, end of period	$54,515	$55,100	$55,005	$54,538	$53,629
Net loans charged-off as a percent of average total loans (annualized)	0.01%	0.13%	0.12%	0.11%	0.35%
Allowance for loan losses as a percent of total loans	1.01%	1.11%	1.11%	1.12%	1.12%
Allowance for loan losses as a percent of nonperforming loans	179.68%	200.28%	210.59%	198.93%	148.27%
Net loans charged-off as a percent of allowance for loan losses (annualized)	0.63%	11.92%	10.34%	9.86%	31.10%
Recoveries as a percent of charge-offs	94.43%	28.82%	24.76%	37.63%	9.94%
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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 11 - Summary of Allocation of Allowance for Loan Losses

	March 31, 2015		December 31, 2014
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$14,557	15.4%	$15,573	17.3%
Commercial real estate	26,285	48.3%	25,873	47.2%
Commercial construction	4,142	5.4%	3,945	5.4%
Small business	1,222	1.6%	1,171	1.7%
Residential real estate	2,726	12.6%	2,834	10.7%
Home equity	4,906	16.3%	4,956	17.4%
Other consumer	677	0.4%	748	0.3%
Total allowance for loan losses	$54,515	100.0%	$55,100	100.0%
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
For additional information regarding the Bank’s allowance for loan losses, see Note 5, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1hereof.
Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $37.5 million and $33.2 million at March 31, 2015 and December 31, 2014, respectively. The increase was due to an additional investment acquired in the Peoples acquisition. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Identifiable Intangible Assets Goodwill and identifiable intangible assets increased from $180.3 million at December 31, 2014 to $215.1 million at March 31, 2015. The increase is due to the Peoples acquisition.
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

Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $131.6 million and $109.9 million at March 31, 2015 and December 31, 2014, respectively. The increase in balances is primarily due to policies acquired as part of the Peoples acquisition. The Bank recorded tax exempt income from the life insurance policies of $778,000 and $722,000 for the three months ended March 31, 2015 and March 31, 2014, respectively. In addition, the Company recognized tax exempt gains on life insurance benefits in the amount $1.6 million for the three months ended March 31, 2014. There were no such gains for the three months ended March 31, 2015.
Deposits As of March 31, 2015, deposits increased by 8.8% to $5.7 billion when compared to $5.2 billion at December 31, 2014, due primarily to the impact of the Peoples acquisition. As shown in the table below, excluding the impact of the acquisition, total deposits experienced organic growth of $28.0 million, or 2.2%, on and annualized basis. Total cost of deposits increased by one basis point as a result of the acquired deposit base, yet remained low at 0.21% for the first quarter, reflecting the Company's continued emphasis on lower cost funding. The Company's core deposit balances represent 86.7% of total deposits as of March 31, 2015.
The following table sets forth the balances of the Bank's deposits for the periods indicated:
Table 12 - Components of Deposit Growth

	March 31	December 31	Peoples	Organic	Organic
	2015	2014	Acquisition	Growth/(Decline) $	Growth/(Decline) %
	(Dollars in thousands)
Demand deposits	$1,603,124	$1,462,200	$71,362	$69,562	4.8%
Savings and interest checking	2,232,832	2,108,486	168,228	(43,882)	(2.1)%
Money market	1,088,223	990,160	76,724	21,339	2.2%
Time certificates of deposits	746,533	649,620	115,936	(19,023)	(2.9)%
Total	$5,670,712	$5,210,466	$432,250	$27,996	0.5%
The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposits investments for consumers, businesses and public entities. In addition, the Bank may occasionally raise funds through brokered certificates of deposit. This channel allows the Bank to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. At March 31, 2015 and December 31, 2014, the Company had $63.3 million and $65.9 million, respectively, of brokered deposits of which $42.9 million and $44.9 million, respectively, were part of the CDARS program.

Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.

The Company’s borrowings consisted of the following as of the periods indicated:
Table 13 - Borrowings

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$108,246	$70,080
Short-term borrowings - one year and under (1)
Customer repurchase agreements and other short-term borrowings	128,138	147,890
Long-term borrowings - over one year (1)
Wholesale repurchase agreements	50,000	50,000
Junior subordinated debentures:
Capital Trust V	51,547	51,547
Slades Ferry Trust I	10,310	10,310
Central Trust I	5,258	5,258
Central Trust II	6,516	6,570
Subordinated debentures	35,000	65,000
Total long-term borrowings	$158,631	$188,685
Total borrowings	$395,015	$406,655
(1) Classification is based upon duration at origination and not predicated upon remaining time to maturity.
During the first quarter, the Company assumed, at fair value, an additional $51.2 million of FHLB borrowings as part of the Peoples acquisition. In addition, the Company redeemed $30.0 million of subordinated debt held at the Bank, as the debt had entered the window with 5 years left until maturity and as a result began losing its Tier 2 capital treatment. The Company did not incur a prepayment penalty as part of the redemption.
At March 31, 2015 and December 31, 2014, the Bank had $3.0 billion and $2.8 billion, respectively, of assets pledged as collateral against borrowings. These assets are primarily pledged to the FHLB of Boston, the Federal Reserve Bank of Boston, and serve as collateral for repurchase agreements.

Capital Resources On March 19, 2015, the Company’s Board of Directors declared a cash dividend of $0.26 per share to stockholders of record as of the close of business on March 30, 2015. This dividend was paid on April 10, 2015.
The Federal Reserve Board, the FDIC and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet certain minimum ratios. Beginning January 1, 2015, the Company and the Bank are subject to the Basel Committee's December 2010 framework, commonly referred to as BASEL III, which substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions. These rules, among other things: (i) introduce a new capital measure called "Common Equity Tier 1" or CET 1; (ii) specify that Tier 1 capital consists of CET 1 and "Additional Tier 1capital" instruments meeting specified requirements; (iii) apply most deductions/adjustments to regulatory capital measures to CET 1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios; and (iv) expand the scope of the reductions/adjustments from capital as compared to existing regulations. At March 31, 2015 and December 31, 2014, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table, along with the applicable minimum requirements for each period indicated:
Table 14 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	March 31, 2015
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$702,841	13.06%	430,613	≥	8.00%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	542,440	10.08%	$242,220	≥	4.50%	N/A		N/A
Tier 1 capital (to risk weighted assets)	612,201	11.37%	322,960	≥	6.00%	N/A		N/A
Tier 1 capital (to average assets)	612,201	9.53%	256,836	≥	4.00%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$685,420	12.75%	430,053	≥	8.00%	537,567	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	629,780	11.72%	$241,905	≥	4.50%	$349,418	≥	6.50%
Tier 1 capital (to risk weighted assets)	629,780	11.72%	322,540	≥	6.00%	430,053	≥	8.00%
Tier 1 capital (to average assets)	629,780	9.81%	256,716	≥	4.00%	320,895	≥	5.00%
	December 31, 2014
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$666,898	13.15%	$405,650	≥	8.00%	N/A		N/A
Tier 1 capital (to risk weighted assets)	551,836	10.88%	202,825	≥	4.00%	N/A		N/A
Tier 1 capital (to average assets)	551,836	8.84%	249,825	≥	4.00%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$607,100	11.98%	$405,465	≥	8.00%	$506,831	≥	10.00%
Tier 1 capital (to risk weighted assets)	527,038	10.40%	202,732	≥	4.00%	304,099	≥	6.00%
Tier 1 capital (to average assets)	527,038	8.44%	249,788	≥	4.00%	312,235	≥	5.00%
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company totaled $8.2 million and $8.3 million for the three months ended March 31, 2015 and 2014, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements. At both March 31, 2015 and 2014, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management As of March 31, 2015, the Rockland Trust Investment Management Group had assets under administration of $2.5 billion, representing approximately 5,071 trust, fiduciary, and agency accounts. At December 31, 2014, assets under administration were $2.5 billion, representing approximately 4,878 trust, fiduciary, and agency accounts. Included in these amounts as of March 31, 2015 and December 31, 2014 are assets under administration of $226.6 million and $215.6 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $4.5 million and $4.1 million for the three months ended March 31, 2015 and March 31, 2014, respectively.
Additionally, for the three months ended March 31, 2015 and March 31, 2014, retail investments and insurance revenue was $566,000 and $533,000, respectively. Retail investments and insurance includes commission revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts, and Smith Companies LTD, a division of Capitas Financial, LLC.

RESULTS OF OPERATIONS
The following table provides a summary of results of operations:
Table 15 - Summary of Results of Operations

	Three Months Ended March 31
	2015	2014
	(Dollars in thousands)
Net Income	$9,460	$13,383
Diluted earnings per share	$0.38	$0.56
Return on average assets	0.58%	0.88%
Return on average equity	5.58%	9.02%
Net interest margin	3.50%	3.49%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
On a fully tax equivalent basis, net interest income for the first quarter of 2015 increased $3.7 million, or 7.8%, to $51.6 million, when compared to the first quarter of 2014, driven by the overall increase in interest earning assets.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three months ending March 31, 2015 and 2014. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 16 - Average Balance, Interest Earned/Paid & Average Yields

	Three Months Ended March 31
	2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$48,698	$30	0.25%	$61,356	$38	0.25%
Securities
Securities - trading	179	—	—%	—	—	—%
Securities - taxable investments	745,242	4,627	2.52%	706,355	4,650	2.67%
Securities - nontaxable investments (1)	5,585	52	3.78%	6,143	63	4.16%
Total securities	751,006	4,679	2.53%	712,498	4,713	2.68%
Loans held for sale	7,603	51	2.72%	6,041	51	3.42%
Loans (2)
Commercial and industrial	855,462	8,207	3.89%	816,467	7,941	3.94%
Commercial real estate (1)	2,454,630	25,720	4.25%	2,281,778	24,205	4.30%
Commercial construction	280,049	2,900	4.20%	228,818	2,346	4.16%
Small business	86,498	1,172	5.50%	77,503	1,069	5.59%
Total commercial	3,676,639	37,999	4.19%	3,404,566	35,561	4.24%
Residential real estate	602,490	6,211	4.18%	540,382	5,166	3.88%
Home equity	869,688	7,419	3.46%	823,890	7,258	3.57%
Total consumer real estate	1,472,178	13,630	3.75%	1,364,272	12,424	3.69%
Other consumer	17,893	412	9.34%	19,226	485	10.23%
Total loans	5,166,710	52,041	4.08%	4,788,064	48,470	4.11%
Total interest-earning assets	$5,974,017	$56,801	3.86%	$5,567,959	$53,272	3.88%
Cash and due from banks	114,974			140,788
Federal Home Loan Bank stock	35,076			39,926
Other assets	494,042			405,367
Total assets	$6,618,109			$6,154,040
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,134,044	$862	0.16%	$1,962,983	$889	0.18%
Money market	1,049,472	676	0.26%	997,817	619	0.25%
Time deposits	689,530	1,225	0.72%	733,018	1,281	0.71%
Total interest-bearing deposits	$3,873,046	$2,763	0.29%	$3,693,818	$2,789	0.31%
Borrowings
Federal Home Loan Bank	$97,596	$502	2.09%	151,273	1,002	2.69%
Customer repurchase agreements and other short-term borrowings	138,836	63	0.18%	138,536	55	0.16%
Wholesale repurchase agreements	50,000	286	2.32%	50,000	286	2.32%
Junior subordinated debentures	73,661	992	5.46%	73,884	992	5.45%

Subordinated debentures	51,667	574	4.51%	30,000	248	3.35%
Total borrowings	$411,760	$2,417	2.38%	$443,693	$2,583	2.36%
Total interest-bearing liabilities	$4,284,806	$5,180	0.49%	$4,137,511	$5,372	0.53%
Demand deposits	1,536,919			1,347,559
Other liabilities	108,855			67,259
Total liabilities	$5,930,580			$5,552,329
Stockholders' equity	687,529			601,711
Total liabilities and stockholders' equity	$6,618,109			$6,154,040
Net interest income (1)		$51,621			$47,900
Interest rate spread (3)			3.37%			3.35%
Net interest margin (4)			3.50%			3.49%
Supplemental information
Total deposits, including demand deposits	$5,409,965	$2,763		$5,041,377	$2,789
Cost of total deposits			0.21%			0.22%
Total funding liabilities, including demand deposits	$5,821,725	$5,180		$5,485,070	$5,372
Cost of total funding liabilities			0.36%			0.40%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $372,000 and $291,000 for the three months ended March 31, 2015 and 2014, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $5.5 million and $6.1 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $68.9 million and $45.0 million, for the three months ended March 31, 2015 and 2014, respectively.

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

Table 17 - Volume Rate Analysis

	Three Months Ended March 31			Three Months Ended March 31
	2015 Compared To 2014			2014 Compared To 2013
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposit, federal funds sold and short term investments	$—	$(8)	$(8)	$(1)	$5	$4
Securities
Taxable investment securities	(279)	256	(23)	(111)	1,232	1,121
Nontaxable investment securities (1)	(5)	(6)	(11)	(58)	103	45
Total securities			(34)			1,166
Loans held for sale	(13)	13	—	12	(229)	(217)
Loans
Commercial and industrial	(113)	379	266	(112)	1,215	1,103
Commercial real estate (1)	(319)	1,834	1,515	(1,313)	1,789	476
Commercial construction	29	525	554	31	299	330
Small business	(21)	124	103	12	(3)	9
Total commercial			2,438			1,918
Residential real estate	451	594	1,045	(342)	(410)	(752)
Home equity	(242)	403	161	(73)	237	164
Total consumer real estate			1,206			(588)
Other consumer	(39)	(34)	(73)	68	(144)	(76)
Total loans (1)(2)			3,571			1,254
Total income of interest-earning assets			$3,529			$2,207
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(104)	$77	$(27)	$28	$154	$182
Money market	25	32	57	(45)	86	41
Time certificates of deposits	20	(76)	(56)	(53)	(46)	(99)
Total interest bearing deposits			(26)			124
Borrowings
Federal Home Loan Bank borrowings	(144)	(356)	(500)	235	(611)	(376)
Customer repurchase agreements and other short-term borrowings	8	—	8	(26)	(10)	(36)
Wholesale repurchase agreements	—	—	—	—	—	—
Junior subordinated debentures	3	(3)	—	(4)	(3)	(7)
Subordinated debt	147	179	326	(291)	—	(291)
Total borrowings			(166)			(710)
Total expense of interest-bearing liabilities			(192)			(586)
Change in net interest income			$3,721			$2,793

(1)	The table above reflects income determined on a fully tax equivalent basis. See footnote (1) to table 16 above for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision (Benefit) For Loan Losses The provision (benefit) for loan losses represents the charge to expense or benefit that is required to maintain an appropriate level of allowance for loan losses. During the first quarter of 2015, the Company recognized a benefit for loan losses of $500,000, as compared to a provision for loan losses of $4.5 million for the three months ended March 31, 2014. The Company’s allowance for loan losses, as a percentage of total loans, was 1.01% at March 31, 2015, as compared to 1.11% at December 31, 2014 and 1.12% at March 31, 2014. The decrease in this ratio was driven largely by the loans acquired in the Peoples acquisition which were recorded at fair value, with no carryover of allowance. Additionally, the Company experienced significant recoveries during the first quarter of 2015, which led to a significantly reduced level of net charge-offs for the three months ended March 31, 2015. The net charge-offs totaled $85,000 and $4.1 million, for the periods ending March 31, 2015 and 2014, respectively.
Regional and local general economic conditions continued to improve during the first quarter of 2015, as measured by employment levels, economic activity, and other regional economic indicators. Job growth has been steady and unemployment levels have decreased. Local residential real estate values increased during the quarter on lower sales activity as volume was slowed by severe winter weather. Lower oil and gasoline prices are benefiting consumers and lowering business costs in the region, although some savings is being offset by higher natural gas and electricity costs. Commercial real estate market conditions were steady to improving, with most markets experiencing unchanged to positive trends. Leading economic indicators suggest continued growth in the near term.
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

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 18 - Noninterest Income

	Three Months Ended
	March 31		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,166	$4,359	$(193)	(4.43)%
Interchange and ATM fees	3,100	2,975	$125	4.20%
Investment management	5,107	4,603	$504	10.95%
Mortgage banking income	1,126	487	$639	131.21%
Gain on life insurance benefits	—	1,627	$(1,627)	(100.00)%
Increase in cash surrender value of life insurance policies	778	722	$56	7.76%
Loan level derivative income	418	746	$(328)	(43.97)%
Net gain on sale of equity securities	—	91	$(91)	(100.00)%
Other noninterest income	1,862	1,906	$(44)	(2.31)%
Total	$16,557	$17,516	$(959)	(5.47)%
Noninterest income amounted to $16.6 million during the three months ended March 31, 2015, a $959,000, or 5.5%, decrease, from the same period in the prior year. The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:
Deposit account fees decreased as compared to the prior year period, due to a reduction in overdraft fees.
Interchange and ATM fees increased as compared to the prior year period, due primarily to the Company's focus on core checking accounts.
Investment management income growth is driven primarily from growth in overall assets under administration, which were $2.5 billion at March 31, 2015, an increase of $231.1 million, or 10.0%, as compared to March 31, 2014.
Mortgage banking income increased as compared to the prior year period primarily driven by increased volumes of loan closings in 2015.
Loan level derivative income declined due to decreased volume.

The Company recognized certain items such as gains on life insurance benefits and gains on sales of equity securities during the prior year period. There were no such items recognized during the quarter ended March 31, 2015.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 19 - Noninterest Expense

	Three Months Ended
	March 31		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$25,288	$23,080	$2,208	9.57%
Occupancy and equipment expenses	6,394	6,146	248	4.04%
Data processing & facilities management	1,122	1,253	(131)	(10.45)%
FDIC assessment	956	905	51	5.64%
Advertising expense	834	824	10	1.21%
Consulting expense	755	559	196	35.06%
Merger and acquisition expenses	10,230	77	10,153	13,185.71%
Software maintenance	625	662	(37)	(5.59)%
Other noninterest expenses	8,773	8,381	392	4.68%
Total	$54,977	$41,887	$13,090	31.25%
Inclusive of merger and acquisition costs of $10.2 million in the first quarter, noninterest expense increased by $13.1 million, or 31.3%, during the three months ended March 31, 2015, as compared to the same period in the prior year. The primary reasons for the significant variances in the noninterest expense category shown in the preceding table are noted below:
The increase in salaries and employee benefits reflects overall increases in the employee base (including the Peoples acquisition) along with an increase in expenses associated with postretirement benefits.
Occupancy and equipment expense increases were attributable to increased snow removal costs and rent expenses offset by a decrease in impairment recognized on certain fixed assets during the first quarter of 2014.
Consulting expense increased due to timing of certain initiatives.
Merger and acquisition expense in 2015 is related to the Peoples acquisition which closed in the first quarter of 2015. The majority of the expense in 2014 relates to the acquisition of Mayflower Bancorp, Inc., which closed in November of 2013.
Other noninterest expenses increased for the three months ended March 31, 2015 due primarily to increases in the provision for unfunded commitments, examinations and audits, and losses on extinguishment of debt. These were offset partially by decreases in debit card expenses and other losses and charge-offs.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 20 - Tax Provision and Applicable Tax Rates

	Three Months Ended
	March 31
	2015	2014
	(Dollars in thousands)
Combined federal and state income tax provisions	$3,869	$5,350
Effective income tax rates	29.03%	28.56%
The Company's blended statutory tax rate was 40.7% for both of the three month periods ending March 31, 2015 and 2014. The effective income tax rates noted in the table above are lower than the blended statutory tax rate due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in low income housing project investments. The increase in the effective income tax rate for 2015 is primarily due to a reduction in the benefits recognized from New Markets Tax Credits.

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
Table 21 - New Markets Tax Credit Recognition Schedule

Investment		2015	2016	2017	2018	2019	Total Remaining Credits
		(Dollars in thousands)
2009	10,000	600	—	—	—	—	600
2010	40,000	2,400	2,400	—	—	—	4,800
2012	21,400	1,285	1,285	1,285	1,285	—	5,140
2013	44,600	2,229	2,675	2,675	2,675	2,675	12,929
Total	$116,000	$6,514	$6,360	$3,960	$3,960	$2,675	$23,469

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2030, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $40.5 million, of which $17.5 million has been funded. It is expected that the limited partnership investments will generate a net tax benefit of approximately $1.5 million for the 2015 calendar year, and a total of $13.7 million over the remaining life of the investments, from the combination of the tax credits and operating losses.
Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry-back” refund claims could be made. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect of a change in enacted tax rates on the deferred tax assets is recognized in income in the period that includes the enactment date. The Company had no recorded tax valuation allowance as of March 31, 2015 and 2014.

Risk Management
The Company’s Board of Directors and Executive Management have identified significant risk categories which affect the Company. The risk categories include: credit risk, operations risk, compliance risk, strategic and reputation risk, market risk and liquidity risk. The Board of Directors has approved a Risk Management Policy that addresses each category of risk. The Chief Executive Officer, Chief Financial Officer, Chief Information Officer, Director of Residential Lending and Compliance Officer, Executive Vice President of Commercial Lending and other members of management provide regular reports to the Board of Directors, identifying key risk issues and plans to address these issues. The Board of Directors will ensure the level of risk is within limits established by both the Risk Management Policy and other previously approved policies.
Credit Risk   Credit risk represents the possibility that the Company's borrowing customers or other counterparties may not repay loans or other contractual obligations according to their terms due to changes in the financial capacity and ability of such borrowing customers or counterparties to meet their obligations. In some cases, the collateral securing the payment of the loans may be sufficient to assure repayment, but in other cases the Company may experience significant credit losses which could have an adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 5, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.
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
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for March 31, 2015 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual (12 to 24 months) shifts in interest. Additionally, the Company analyzed a separate alternative scenario, labeled "Flat Up 200". In this scenario the short term end of the yield curve increases 200 bps over the first 12 months of the simulation, while the long term end of the curve remains relatively flat. This causes the treasury yield curve to flatten within a range of 2.00% on the short end to 2.65% on the long end.
The results of all scenarios are outlined in the table below:
Table 22 - Interest Rate Sensitivity

	Impact on Net Interest Income
	As of March 31,
	2015		2014
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(0.6)%	(5.2)%	0.1%	(3.4)%
+100	5.1%	7.0%	3.9%	5.8%
+200	10.1%	14.6%	8.0%	12.0%
+300	15.0%	22.2%	12.1%	18.3%
+400	19.9%	29.6%	16.1%	24.5%

Gradual rate shifts (basis points)
-100 over 12 months	0.2%	(3.5)%	0.4%	(2.1)%
+200 over 12 months	4.5%	12.4%	3.4%	10.2%
+400 over 24 months	4.5%	17.1%	3.4%	14.1%
Flat +500 over 12 months	5.6%	20.4%	4.2%	16.4%

Alternative scenarios
Flat up 200 basis points scenario	4.3%	10.2%	n/a	n/a

The Company's policy on interest rate risk simulation also specifies that estimated net interest income for the second year of all “core scenarios” should not decline by more than 15.0%. The Company was well within policy limits at March 31, 2015 and 2014. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
The most significant factors affecting market risk exposure of the Company’s net interest income during the three months ended March 31, 2015 were the shape of the U.S. Government securities and interest rate swap yield curve, the level of U.S. prime interest rate and LIBOR rates, and the level of interest rates being offered on long-term fixed rate loans.

The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by utilizing interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. Additionally, the Company may manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts and forward TBA mortgage contracts. The level of hedging activity the bank engages in, with regards to its mortgage portfolio, depends on whether the investor purchases the loan with a forward rate lock commitment. Loans with a predefined commitment are not hedged as the price is fixed by the investor at commitment. For loans without a predefined commitment from an investor, a change in market interest rates between the time the Company commits to terms on a loans and the time the Company ultimately sells the loan in the secondary market could reduce the gain (or increase the loss) the Company records on the sale. The Company may attempt to mitigate this risk by entering into forward sales commitments and forward TBA mortgage contracts in amounts sufficient to cover loans not locked by the investor. See Note 8, “Derivative and Hedging Activities” within Notes to Consolidated Financial Statements included in Item 1 hereof for additional information regarding the Company’s Derivative Financial Instruments.
The Company’s earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines. See Note 4, “Securities” within Notes to Consolidated Financial Statements included in Item 1 hereof.
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
The Company actively manages its liquidity position under the direction of the Asset Liability Committee of the Bank (ALCO). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB less short-term liabilities relative to total assets, was within policy limits at March 31, 2015. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 23 - Sources of Liquidity

	March 31, 2015			December 31, 2014
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$108,246	$821,265		$70,080	$755,712
Federal Reserve Bank of Boston	—	788,299		—	801,740
Unpledged Securities	—	385,445		—	297,871
Wholesale repurchase agreements	50,000	—	(3)	50,000	—	(3)
Customer repurchase agreements	118,138	—	(3)	147,890	—	(3)
Junior subordinated debentures (1)	73,631	—	(3)	73,685	—	(3)
Subordinated debt	35,000	—	(3)	65,000	—	(3)
Parent Company line of credit	10,000	10,000		—	20,000
Brokered deposits (2)	63,327	—	(3)	65,914	—	(3)
	$458,342	2,005,009		$472,569	$1,875,323

(1)	Amounts shown are inclusive of fair value marks associated with previous acquisitions.

(2)	Inclusive of $42.9 million and $44.9 million of brokered deposits acquired through participation in the CDARS program as of March 31, 2015 and December 31, 2014, respectively.

(3)	The additional borrowing capacity has not been assessed for these categories.
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
Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the three months ended March 31, 2015. See Note 8, "Derivative and Hedging Activities" and Note 12, "Commitments and Contingencies" within Notes to Consolidated Financial Statements included in Item 1 hereof for more information relating to the Company's off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the three months ended March 31, 2015. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a complete table of contractual obligations, commitments and contingencies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information required by this Item 3 is included in the "Risk Management" section of Item 2 of Part I of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At March 31, 2015, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business or due to acquisitions. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors
As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2015:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
January 1 to January 31, 2015	250	$40.67	—	—
February 1 to February 28, 2015	12,261	$39.92	—	—
March 1 to March 31, 2015	25,793	$44.09	—	—
Total	38,304		—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants.

(2)	The Company does not currently have a stock repurchase program or plan in place.

Item  3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Index

No.	Exhibit

10.1
Information Technology Service Agreement by and between Fidelity Information Services, LLC and Independent Bank Corp., effective as of January 1, 2015 is incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 5, 2015 (SEC File No. 001-09047).++

10.2
Independent Bank Corp. and Rockland Trust Company Executive Officer Performance Incentive Plan is incorporated by reference to Exhibit 99.1 to Form 8-K filed on March 25, 2015 (SEC File No. 001-09047).

10.3	Rockland Trust Company Amended and Restated 401(k) Restoration Plan incorporated by reference to Exhibit 4.1 to Form S-8 filed on April 20, 2015 (SEC File No. 333-203525).
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101	Interactive Data File *

*	Filed herewith

+	Furnished herewith

++
Confidential treatment has been granted for certain portions of this exhibit pursuant to a confidential treatment order granted by the SEC. The omitted portions have been separately filed with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

May 6, 2015	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

May 6, 2015	/s/ Robert Cozzone
Robert Cozzone Chief Financial Officer and Treasurer (Principal Financial Officer)