Form 10-Q
period 2015-06-30
INDEPENDENT BANK CORP
filed 2015-08-06
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Commission File Number: 1-9047
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2015, there were 26,205,818 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands, except share data)

	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$100,054	$143,342
Interest-earning deposits with banks	295,722	34,912
Securities
Securities - trading	489	—
Securities - available for sale	375,001	348,554
Securities - held to maturity (fair value $431,778 and $379,699)	428,339	375,453
Total securities	803,829	724,007
Loans held for sale (at fair value)	10,728	6,888
Loans
Commercial and industrial	873,105	860,839
Commercial real estate	2,630,062	2,347,323
Commercial construction	278,692	265,994
Small business	91,367	85,247
Residential real estate	653,370	530,259
Home equity - first position	526,370	513,518
Home equity - subordinate positions	364,523	350,345
Other consumer	17,293	17,208
Total loans	5,434,782	4,970,733
Less: allowance for loan losses	(54,995)	(55,100)
Net loans	5,379,787	4,915,633
Federal Home Loan Bank stock	37,485	33,233
Bank premises and equipment, net	74,143	64,074
Goodwill	201,083	170,421
Identifiable intangible assets	13,248	9,885
Cash surrender value of life insurance policies	132,600	109,854
Other real estate owned and other foreclosed assets	5,124	7,743
Other assets	142,118	144,920
Total assets	$7,195,921	$6,364,912
Liabilities and Stockholders' Equity
Deposits
Demand deposits	1,832,971	1,462,200
Savings and interest checking accounts	2,285,968	2,108,486
Money market	1,125,888	990,160
Time certificates of deposit of $100,000 and over	295,738	254,718
Other time certificates of deposits	429,965	394,902
Total deposits	5,970,530	5,210,466
Borrowings
Federal Home Loan Bank borrowings	108,190	70,080
Customer repurchase agreements and other short-term borrowings	119,439	147,890

Wholesale repurchase agreements	50,000	50,000
Junior subordinated debentures	73,576	73,685
Subordinated debentures	35,000	65,000
Total borrowings	386,205	406,655
Other liabilities	95,869	107,264
Total liabilities	6,452,604	5,724,385
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value. authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value. authorized: 75,000,000 shares, issued and outstanding: 26,158,826 shares at June 30, 2015 and 23,998,738 shares at December 31, 2014 (includes 243,710 and 254,500 shares of unvested participating restricted stock awards, respectively)	259	237
Shares held in rabbi trust at cost: 171,286 shares at June 30, 2015 and 176,849 shares at December 31, 2014	(3,785)	(3,666)
Deferred compensation and other retirement benefit obligations	3,785	3,666
Additional paid in capital	401,437	311,978
Retained earnings	343,757	330,444
Accumulated other comprehensive loss, net of tax	(2,136)	(2,132)
Total stockholders’ equity	743,317	640,527
Total liabilities and stockholders' equity	$7,195,921	$6,364,912
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Interest income
Interest and fees on loans	$54,016	$49,393	$105,704	$97,597
Taxable interest and dividends on securities	4,852	4,690	9,479	9,340
Nontaxable interest and dividends on securities	30	37	64	74
Interest on loans held for sale	58	96	109	147
Interest on federal funds sold and short-term investments	60	69	91	106
Total interest and dividend income	59,016	54,285	115,447	107,264
Interest expense
Interest on deposits	2,922	2,789	5,685	5,579
Interest on borrowings	2,347	2,443	4,765	5,026
Total interest expense	5,269	5,232	10,450	10,605
Net interest income	53,747	49,053	104,997	96,659
Provision for loan losses	700	2,250	200	6,752
Net interest income after provision for loan losses	53,047	46,803	104,797	89,907
Noninterest income
Deposit account fees	4,465	4,463	8,631	8,821
Interchange and ATM fees	3,767	3,322	6,868	6,298
Investment management	5,528	5,136	10,635	9,739
Mortgage banking income	1,226	877	2,352	1,364
Gain on life insurance benefits	—	337	—	1,964
Gain (loss) on sale of equity securities	19	(20)	19	71
Gain on sale of fixed income securities	798	—	798	—
Increase in cash surrender value of life insurance policies	949	721	1,727	1,443
Loan level derivative income	1,430	324	1,848	1,070
Other noninterest income	2,079	1,697	3,939	3,602
Total noninterest income	20,261	16,857	36,817	34,372
Noninterest expenses
Salaries and employee benefits	26,318	22,843	51,606	45,923
Occupancy and equipment expenses	5,672	5,301	12,066	11,447
Data processing and facilities management	1,228	1,179	2,350	2,432
FDIC assessment	1,017	966	1,973	1,871
Advertising expense	1,853	1,249	2,687	2,073
Consulting expense	829	810	1,585	1,368
Loss on sale of equity securities	8	—	8	—
Loss on sale of fixed income securities	1,124	—	1,124	—
Loss on termination of derivatives	—	1,122	—	1,122
Merger and acquisition expense	271	—	10,501	77
Other noninterest expenses	10,324	9,510	19,722	18,553
Total noninterest expenses	48,644	42,980	103,622	84,866
Income before income taxes	24,664	20,680	37,992	39,413
Provision for income taxes	7,213	5,934	11,082	11,284
Net income	$17,451	$14,746	$26,910	$28,129
Basic earnings per share	$0.67	$0.62	$1.05	$1.18
Diluted earnings per share	$0.67	$0.61	$1.05	$1.17
Weighted average common shares (basic)	26,149,593	23,897,413	25,558,016	23,858,456
Common shares equivalents	71,819	94,560	76,626	97,544
Weighted average common shares (diluted)	26,221,412	23,991,973	25,634,642	23,956,000
Cash dividends declared per common share	$0.26	$0.24	$0.52	$0.48
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net income	$17,451	$14,746	$26,910	$28,129
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	(2,228)	2,395	(667)	4,312
Net change in fair value of cash flow hedges	382	1,005	464	1,507
Net change in other comprehensive income for defined benefit postretirement plans	123	(39)	199	(78)
Total other comprehensive income (loss)	(1,723)	3,361	(4)	5,741
Total comprehensive income	$15,728	$18,107	$26,906	$33,870
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation and Other Retirement Benefit Obligations	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2014	23,998,738	$237	$(3,666)	$3,666	$311,978	$330,444	$(2,132)	$640,527
Net income	—	—	—	—	—	26,910	—	26,910
Other comprehensive loss	—	—	—	—	—	—	(4)	(4)
Common dividend declared ($0.52 per share)	—	—	—	—	—	(13,597)	—	(13,597)
Common stock issued for acquisition	2,052,137	21	—	—	86,394	—	—	86,415
Proceeds from exercise of stock options, net of cash paid	40,314	—	—	—	311	—	—	311
Tax benefit related to equity award activity	—	—	—	—	546	—	—	546
Stock based compensation	—	—	—	—	1,362	—	—	1,362
Restricted stock awards issued, net of awards surrendered	36,101	1	—	—	(646)	—	—	(645)
Shares issued under direct stock purchase plan	31,536	—	—	—	1,327	—	—	1,327
Deferred compensation and other retirement benefit obligations	—	—	(119)	119		—	—	—
Tax benefit related to deferred compensation distributions	—	$—	$—	$—	165	—	—	165
Balance June 30, 2015	26,158,826	$259	$(3,785)	$3,785	$401,437	$343,757	$(2,136)	$743,317

Balance December 31, 2013	23,805,984	$235	$(3,404)	$3,404	$305,179	$293,560	$(7,434)	$591,540
Net income	—	—	—	—	—	28,129	—	28,129
Other comprehensive income	—	—	—	—	—	—	5,741	5,741
Common dividend declared ($0.48 per share)	—	—	—	—	—	(11,463)	—	(11,463)
Proceeds from exercise of stock options, net of cash paid	20,609	—	—	—	468	—	—	468
Tax benefit related to equity award activity	—	—	—	—	449	—	—	449
Stock based compensation	—	—	—	—	1,496	—	—	1,496
Restricted stock awards issued, net of awards surrendered	60,495	1	—	—	(643)	—	—	(642)
Shares issued under direct stock purchase plan	16,984	—	—	—	643	—	—	643
Deferred compensation and other retirement benefit obligations	—	—	(124)	124	—	—	—	—
Tax benefit related to deferred compensation distributions	—	$—	$—	$—	$128	$—	$—	$128
Balance June 30, 2014	23,904,072	236	(3,528)	3,528	307,720	310,226	(1,693)	616,489
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Six Months Ended
	June 30
	2015	2014
Cash flow from operating activities
Net income	$26,910	$28,129
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,388	6,153
Provision for loan losses	200	6,752
Deferred income tax expense	5,372	563
Net (gain) loss on sale of securities	315	(71)
Net loss on fixed assets	110	390
Loss on termination of derivatives	—	1,122
Net loss on other real estate owned and foreclosed assets	630	232
Realized gain on sale leaseback transaction	(517)	(517)
Stock based compensation	1,362	1,496
Excess tax benefit related to equity award activity	(546)	(449)
Increase in cash surrender value of life insurance policies	(1,727)	(1,443)
Gain on life insurance benefits	—	(1,964)
Change in fair value on loans held for sale	(184)	(225)
Net change in:
Trading assets	(489)	—
Loans held for sale	(3,656)	(7,018)
Other assets	16,057	1,572
Other liabilities	(12,353)	(4,154)
Total adjustments	10,962	2,439
Net cash provided by operating activities	37,872	30,568
Cash flows used in investing activities
Proceeds from sales of securities available for sale	14,344	673
Proceeds from maturities and principal repayments of securities available for sale	34,849	23,510
Purchases of securities available for sale	(34,193)	(868)
Proceeds from maturities and principal repayments of securities held to maturity	29,030	20,216
Purchases of securities held to maturity	(81,859)	(43,493)
Redemption of Federal Home Loan Bank stock	—	2,576
Investments in low income housing projects	(12,272)	(3,748)
Purchases of life insurance policies	(100)	(101)
Proceeds from life insurance policies	—	5,735
Net increase in loans	(1,137)	(177,486)
Cash used in business combinations, net of cash acquired	(13,448)	—
Purchases of bank premises and equipment	(4,537)	(3,915)
Proceeds from the sale of bank premises and equipment	347	759
Payments on early termination of hedging relationship	—	(1,122)
Proceeds from the sale of other real estate owned and foreclosed assets	3,879	2,810
Net capital improvements to other real estate owned	(765)	(875)

Net cash used in investing activities	(65,862)	(175,329)
Cash flows provided by financing activities
Net decrease in time deposits	(39,853)	(40,770)
Net increase in other deposits	367,667	352,513
Net repayments of short-term Federal Home Loan Bank borrowings	(10,000)	(75,000)
Repayments of long-term Federal Home Loan Bank borrowings	(3,000)	(5,000)
Net decrease in customer repurchase agreements	(28,451)	(17,522)
Net decrease in other short term borrowings	—	(5,000)
Repayments of subordinated debentures	(30,000)	—
Net proceeds from exercise of stock options	311	468
Restricted stock awards issued, net of awards surrendered	(645)	(642)
Excess tax benefit from stock based compensation	546	449
Tax benefit from deferred compensation distribution	165	128
Proceeds from shares issued under direct stock purchase plan	1,327	643
Common dividends paid	(12,555)	(10,967)
Net cash provided by financing activities	245,512	199,300
Net increase in cash and cash equivalents	217,522	54,539
Cash and cash equivalents at beginning of year	178,254	216,325
Cash and cash equivalents at end of period	395,776	270,864
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$983	$4,257
Other net transfers to other real estate owned	$142	$—
Increase (decrease) in capital commitments relating to low income housing project investments	$(1,055)	$25,840
In conjunction with the purchase acquisition detailed in note 3 to the consolidated financial statements, assets were acquired and liabilities were assumed as follows
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other interim period.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

FASB ASC Topic 805 "Business Combinations - Pushdown Accounting" Update No. 2015-08. Update No. 2015-08 was issued in May 2015 to remove references and to amend certain previously issued pushdown accounting guidance. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

FASB ASC Subtopic 350-40 "Intangibles - Goodwill and Other - Internal - Use Software" Update No. 2015-05. Update No. 2015-05 was issued in April 2015 to provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change current account for service contracts. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

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

The Company accounted for the acquisition using the acquisition method pursuant to the Business Combinations Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). Accordingly, the Company recorded merger and acquisition expenses of $271,000 and $10.5 million during the three and six months ended June 30, 2015, respectively. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

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

A portion of the loans acquired showed evidence of deterioration of credit quality at the purchase date and it was deemed unlikely that the Company will be able to collect all contractually required payments. As such, these loans were deemed to be purchased credit impaired ("PCI") and the carrying value and prospective income recognition are predicated upon future cash flows expected to be collected. The following is a summary of these PCI loans associated with the acquisition as of the date acquired:

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(Dollars in thousands)
Net interest income after provision for loan losses	$53,047	$51,273	$107,455	$98,789
Net income	17,606	15,285	31,766	29,182
Excluded from the pro forma results of operations for the three and six months ended June 30, 2015 are merger-related costs of $271,000 and $16.7 million, respectively, recognized by both the Company and Peoples in the aggregate. These costs were primarily made up of contract terminations arising due to the change in control, the acceleration of certain compensation and benefit costs, and other merger expenses.

NOTE 4 - SECURITIES
Trading Securities

As of June 30, 2015, the Company had trading securities of $489,000. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and non-qualified deferred compensation plan.
Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods below:

	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$39,375	$351	$—	$39,726	$41,369	$139	$(22)	$41,486
Agency mortgage-backed securities	226,438	5,436	(877)	230,997	211,168	7,203	(693)	217,678
Agency collateralized mortgage obligations	55,241	477	(516)	55,202	63,059	599	(623)	63,035
State, county, and municipal securities	4,571	97	—	4,668	5,106	117	—	5,223
Single issuer trust preferred securities issued by banks	2,889	11	(28)	2,872	2,913	12	(16)	2,909
Pooled trust preferred securities issued by banks and insurers (1)	2,246	—	(651)	1,595	7,906	195	(1,780)	6,321
Small business administration pooled securities	26,632	—	(135)	26,497	—	—	—	—
Equity securities	13,201	579	(336)	13,444	11,572	567	(237)	11,902
Total available for sale securities	$370,593	$6,951	$(2,543)	$375,001	$343,093	$8,832	$(3,371)	$348,554
Held to maturity securities
U.S. Treasury securities	$1,009	$61	$—	$1,070	$1,010	$63	$—	$1,073
Agency mortgage-backed securities	158,432	4,011	(69)	162,374	159,522	5,422	—	164,944
Agency collateralized mortgage obligations	224,994	1,885	(2,754)	224,125	198,220	1,842	(3,478)	196,584
State, county, and municipal securities	225	2	—	227	424	4	—	428
Single issuer trust preferred securities issued by banks	1,500	—	—	1,500	1,500	—	(23)	1,477
Small business administration pooled securities	37,178	341	(103)	37,416	9,775	299	—	10,074
Corporate debt securities	5,001	65	—	5,066	5,002	117	—	5,119
Total held to maturity securities	$428,339	$6,365	$(2,926)	$431,778	$375,453	$7,747	$(3,501)	$379,699
Total	$798,932	$13,316	$(5,469)	$806,779	$718,546	$16,579	$(6,872)	$728,253
(1)    Gross unrealized gains and gross unrealized losses include $230,000 of net non-credit related other-than-temporary impairment ("OTTI") at December 31, 2014. There was no non-credit related OTTI at June 30, 2015.
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company realized a loss of $8,000 and a gain of $19,000 on equity securities classified as available for sale during the three and six month periods ending June 30, 2015. The Company realized a net loss of $20,000 and a net gain of $71,000 on equity securities classified as available for sale during the three and six month period ending June 30, 2014, respectively. The Company realized a loss of $1.1 million and a gain of $798,000 on the sale of the Company's fixed income securities during the three and six month periods ending June 30, 2015. There were no gains or losses on sale on the Company's fixed income securities during the respective periods ending June 30, 2014.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of June 30, 2015 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—	$5,226	$5,293
Due after one year to five years	46,469	47,097	149	152
Due after five to ten years	92,147	92,354	29,960	30,547
Due after ten years	218,776	222,106	393,004	395,786
Total debt securities	$357,392	$361,557	$428,339	$431,778
Equity securities	$13,201	$13,444	$—	$—
Total	$370,593	$375,001	$428,339	$431,778
Inclusive in the table above is $27.6 million of callable securities in the Company’s investment portfolio at June 30, 2015.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $317.6 million and $340.0 million at June 30, 2015 and December 31, 2014, respectively.
At June 30, 2015 and December 31, 2014, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.
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
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2015
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	40	$76,234	$(766)	$4,542	$(180)	$80,776	$(946)
Agency collateralized mortgage obligations	14	45,813	(329)	88,668	(2,941)	134,481	(3,270)
Single issuer trust preferred securities issued by banks and insurers	2	2,113	(28)	—	—	2,113	(28)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,595	(651)	1,595	(651)
Small business administration pooled securities	3	39,349	(238)	—	—	39,349	(238)
Equity securities	26	2,717	(123)	4,330	(213)	7,047	(336)
Total temporarily impaired securities	86	$166,226	$(1,484)	$99,135	$(3,985)	$265,361	$(5,469)

	December 31, 2014
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S.government agency securities	22	$21,950	$(22)	$—	$—	$21,950	$(22)
Agency mortgage-backed securities	17	3,471	(1)	42,222	(692)	45,693	(693)
Agency collateralized mortgage obligations	14	35,083	(331)	94,974	(3,770)	130,057	(4,101)
Single issuer trust preferred securities issued by banks and insurers	2	2,553	(39)	—	—	2,553	(39)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,681	(1,356)	2,681	(1,356)
Equity securities	23	1,480	(74)	4,072	(163)	5,552	(237)
Total temporarily impaired securities	80	$64,537	$(467)	$143,949	$(5,981)	$208,486	$(6,448)
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at June 30, 2015:

•
Agency Mortgage-Backed Securities, Agency Collateralized Mortgage Obligations and Small Business Administration Pooled Securities: These portfolios have contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities carry the implicitly or, in some cases the explicit guarantee of the U.S. Government or one of its agencies.

•
Single Issuer Trust Preferred Securities: This portfolio consists of two securities, one of which is below investment grade. The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market in the current economic environment. Management evaluates various financial metrics for the issuers, including regulatory capital ratios of the issuers.

•
Pooled Trust Preferred Securities: This portfolio consists of one below investment grade security which is performing. The unrealized loss on this security is attributable to the illiquid nature of the trust preferred market and the significant risk premiums required in the current economic environment. Management evaluates collateral credit and instrument structure, including current and expected deferral and default rates and timing. In addition, discount rates are determined by evaluating comparable spreads observed currently in the market for similar instruments.

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

The following table shows the total OTTI that the Company recorded for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(Dollars in thousands)
Gross change in OTTI recorded on certain investments	$—	$196	$84	$1,029
Portion of OTTI recognized in OCI	—	(196)	(84)	(1,029)
Total credit related OTTI recognized in earnings	$—	$—	$—	$—
The following table shows the cumulative credit related component of OTTI for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$(9,997)	$(9,997)	$(9,997)	$(9,997)
Add
Incurred on securities not previously impaired	—	—	—	—
Incurred on securities previously impaired	—	—	—	—
Less
Securities sold during the period	9,997	—	9,997	—
Reclassification due to changes in Company's intent	—	—	—	—
Increases in cash flow expected to be collected	—	—	—	—
Balance at end of period	$—	$(9,997)	$—	$(9,997)

NOTE 5 - LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY
The following tables bifurcate the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	June 30, 2015
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$867,695	$2,588,279	$278,205	$90,481	$629,556	$884,588	$15,618	$5,354,422
Individually evaluated for impairment	$5,410	$29,562	$309	$886	$14,940	$5,895	$1,664	$58,666
Purchased credit impaired loans	$—	$12,221	$178	$—	$8,874	$410	$11	$21,694
Total loans by group	$873,105	$2,630,062	$278,692	$91,367	$653,370	$890,893	$17,293	$5,434,782	(1)

	December 31, 2014
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$856,185	$2,304,099	$265,501	$84,159	$505,799	$858,305	$16,335	$4,890,383
Individually evaluated for impairment	$4,654	$30,729	$311	$1,088	$15,055	$5,330	$868	$58,035
Purchased credit impaired loans	$—	$12,495	$182	$—	$9,405	$228	$5	$22,315
Total loans by group	$860,839	$2,347,323	$265,994	$85,247	$530,259	$863,863	$17,208	$4,970,733	(1)

(1)	The amount of net deferred fees included in the ending balance was $3.5 million and $2.8 million at June 30, 2015 and December 31, 2014, respectively.
The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended June 30, 2015
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$14,557	$26,285	$4,142	$1,222	$2,726	$4,906	$677	$54,515
Charge-offs	(473)	(67)	—	(47)	(17)	(248)	(247)	(1,099)
Recoveries	502	169	—	66	1	31	110	879
Provision	693	(28)	(71)	7	(159)	182	76	700
Ending balance	$15,279	$26,359	$4,071	$1,248	$2,551	$4,871	$616	$54,995

	Three Months Ended June 30, 2014
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,601	$24,917	$3,570	$1,207	$2,829	$4,758	$747	$53,629
Charge-offs	(470)	(660)	—	(128)	(326)	(308)	(258)	(2,150)
Recoveries	128	197	—	92	190	55	147	809
Provision (benefit)	670	641	187	(17)	186	464	119	2,250
Ending balance	$15,929	$25,095	$3,757	$1,154	$2,879	$4,969	$755	$54,538

	Six Months Ended June 30, 2015
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,573	$25,873	$3,945	$1,171	$2,834	$4,956	$748	$55,100
Charge-offs	(1,034)	(208)	—	(196)	(202)	(411)	(573)	(2,624)
Recoveries	881	854	—	132	46	105	301	2,319
Provision (benefit)	(141)	(160)	126	141	(127)	221	140	200
Ending balance	$15,279	$26,359	$4,071	$1,248	$2,551	$4,871	$616	$54,995
Ending balance: individually evaluated for impairment	$310	$201	$—	$4	$1,337	$250	$30	$2,132
Ending balance: collectively evaluated for impairment	$14,969	$26,158	$4,071	$1,244	$1,214	$4,621	$586	$52,863
	Six Months Ended June 30, 2014
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,622	$24,541	$3,371	$1,215	$2,760	$5,036	$694	$53,239
Charge-offs	(1,253)	(3,582)	—	(396)	(454)	(402)	(629)	(6,716)
Recoveries	207	265	—	139	190	148	314	1,263
Provision (benefit)	1,353	3,871	386	196	383	187	376	6,752
Ending balance	$15,929	$25,095	$3,757	$1,154	$2,879	$4,969	$755	$54,538
Ending balance: individually evaluated for impairment	$472	$292	$—	$45	$1,599	$273	$49	$2,730
Ending balance: collectively evaluated for impairment	$15,457	$24,803	$3,757	$1,109	$1,280	$4,696	$706	$51,808
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

For the commercial portfolio it is the Company’s policy to obtain personal guarantees for payment from individuals holding material ownership interests of the borrowing entities.
Consumer Portfolio

•
Residential Real Estate: Residential mortgage loans held in the Company’s portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors such as current and expected income, employment status, current assets, other financial resources, credit history and the value of the collateral.  Collateral consists of mortgage liens on 1-4 family residential properties.  The Company does not originate or purchase sub-prime loans.

•
Home Equity: Home equity loans and lines are made to qualified individuals and are secured by senior or junior mortgage liens on owner-occupied 1-4 family homes, condominiums or vacation homes or on nonowner occupied 1-4 family homes with more restrictive loan to value requirements. The home equity loan has a fixed rate and is billed in equal payments comprised of principal and interest. The home equity line of credit has a variable rate and is billed in interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Additionally, the Company has the option of renewing the line of credit for additional draw periods.  Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines.

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

•
7 Rating — Potential Weakness: Borrowers exhibit potential credit weaknesses or downward trends deserving management’s close attention. If not checked or corrected, these trends will weaken the Company’s asset and position. While potentially weak, currently these borrowers are marginally acceptable; no loss of principal or interest is envisioned.

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

•
10 Rating — Definite Loss: Borrowers deemed incapable of repayment. Loans to such borrowers are considered uncollectible and of such little value that continuation as active assets of the Company is not warranted.

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
The following table details the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		June 30, 2015
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$803,026	$2,488,514	$268,628	$87,815	$3,647,983
Potential weakness	7	50,448	77,276	9,530	2,790	140,044
Definite weakness-loss unlikely	8	19,540	63,069	534	684	83,827
Partial loss probable	9	91	1,203	—	78	1,372
Definite loss	10	—	—	—	—	—
Total		$873,105	$2,630,062	$278,692	$91,367	$3,873,226

		December 31, 2014
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$801,578	$2,196,109	$248,696	$81,255	$3,327,638
Potential weakness	7	37,802	82,372	15,464	2,932	138,570
Definite weakness-loss unlikely	8	20,241	67,571	1,834	949	90,595
Partial loss probable	9	1,218	1,271	—	111	2,600
Definite loss	10	—	—	—	—	—
Total		$860,839	$2,347,323	$265,994	$85,247	$3,559,403
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

	June 30, 2015	December 31, 2014
Residential portfolio
FICO score (re-scored)(1)	741	739
LTV (re-valued)(2)	60.3%	67.1%
Home equity portfolio
FICO score (re-scored)(1)	764	764
LTV (re-valued)(2)	50.5%	53.6%

(1)
The average FICO scores for June 30, 2015 are based upon rescores available from May 31, 2015 and origination score data for loans booked between June 1 and June 30, 2015. The average FICO scores for December 31, 2014 are based upon rescores available from November 30, 2014 and origination score data for loans booked between December 1, 2014 and December 31, 2014.

(2)
The combined LTV ratios for June 30, 2015 are based upon updated automated valuations as of March 31, 2015 and origination value data for loans booked between April 1, 2015 and June 30, 2015. The combined LTV ratios for December 31, 2014 are based upon updated automated valuations as of February 28, 2013 and actual score data for loans booked from March 1, 2013 through December 31, 2014. For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

The Company’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. Delinquent loans are managed by a team of seasoned collection specialists and the Company seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame. As a general rule, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans. As permitted by banking regulations, certain consumer loans 90 days or more past due may continue to accrue interest. The Company also may use discretion regarding other loans over 90 days delinquent if the loan is well secured and in process of collection. Set forth below is information regarding the Company’s nonaccrual, delinquent, TDRs, and impaired loans at the period shown.

The following table shows nonaccrual loans at the dates indicated:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$3,767	$2,822
Commercial real estate	6,515	7,279
Commercial construction	309	311
Small business	198	246
Residential real estate	7,982	8,697
Home equity	7,238	8,038
Other consumer	37	—
Total nonaccrual loans(1)	$26,046	$27,393

(1)	Included in these amounts were $5.6 million and $5.2 million of nonaccruing TDRs at June 30, 2015 and December 31, 2014, respectively.
The following table shows information regarding foreclosed residential real estate property at the date indicated:

June 30, 2015
(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$1,390
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$2,199

The following table shows the age analysis of past due financing receivables as of the dates indicated:

	June 30, 2015
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	11	$1,528	5	$1,423	11	$2,951	27	$5,902	$867,203	$873,105	$—
Commercial real estate	12	3,052	7	3,792	19	4,442	38	11,286	2,618,776	2,630,062	—
Commercial construction	—	—	—	—	1	309	1	309	278,383	278,692	—
Small business	7	143	2	2	9	85	18	230	91,137	91,367	—
Residential real estate	8	1,030	5	855	25	3,780	38	5,665	647,705	653,370	104
Home equity	16	688	11	692	18	1,582	45	2,962	887,931	890,893	—
Other consumer	25	150	8	10	7	17	40	177	17,116	17,293	—
Total	79	$6,591	38	$6,774	90	$13,166	207	$26,531	$5,408,251	$5,434,782	$104

	December 31, 2014
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	18	$3,192	10	$1,007	19	$2,320	47	$6,519	$854,320	$860,839	$—
Commercial real estate	19	13,428	6	1,480	16	4,225	41	19,133	2,328,190	2,347,323	—
Commercial construction	1	506	—	—	1	311	2	817	265,177	265,994	—
Small business	7	21	8	113	7	173	22	307	84,940	85,247	—
Residential real estate	13	1,670	10	1,798	36	4,826	59	8,294	521,965	530,259	106
Home equity	20	1,559	7	307	23	2,402	50	4,268	859,595	863,863	—
Other consumer	34	233	6	20	8	13	48	266	16,942	17,208	13
Total	112	$20,609	47	$4,725	110	$14,270	269	$39,604	$4,931,129	$4,970,733	$119
In the course of resolving nonperforming loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Company to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
TDRs on accrual status	$36,750	$38,382
TDRs on nonaccrual	5,623	5,248
Total TDRs	$42,373	$43,630
Amount of specific reserves included in the allowance for loan losses associated with TDRs:	$1,872	$2,004
Additional commitments to lend to a borrower who has been a party to a TDR:	$1,522	$1,400
The Company’s policy is to have any restructured loan which is on nonaccrual status prior to being modified remain on nonaccrual status for six months, subsequent to being modified, before management considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. Additionally, loans classified as TDRs are adjusted to reflect the changes in value of the recorded investment in the loan, if any, resulting from the granting of a concession. For all residential loan modifications, the borrower must perform during a 90 day trial period before the modification is finalized.
The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	7	$1,197	$1,197	10	$1,353	$1,353
Commercial real estate	4	2,071	2,071	5	2,310	2,310
Small business	3	116	116	5	166	166
Residential real estate	—	—	—	3	157	157
Home equity	1	31	31	3	215	215
Total	15	$3,415	$3,415	26	$4,201	$4,201

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	3	$399	$399	12	$824	$824
Commercial real estate	—	—	—	6	1,882	1,882
Small business	1	117	117	2	174	174
Residential real estate	—	—	—	2	542	513
Home equity	3	520	520	4	616	616
Other consumer	—	—	—	1	8	8
Total	7	$1,036	$1,036	27	$4,046	$4,017

(1)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the period indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Extended maturity	$1,005	$633	$1,648	$1,640
Adjusted interest rate	—	—	—	728
Combination rate & maturity	2,410	403	2,523	1,670
Court ordered concession	—	—	30	8
Total	$3,415	$1,036	$4,201	$4,046
The Company considers a loan to have defaulted when it reaches 90 days past due. The following table shows loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated.

	Three Months Ended June 30
	2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial real estate	—	$—	1	$73
Residential real estate	—	—	1	136
	—	$—	2	$209

	Six Months Ended June 30
	2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial real estate	2	$880	2	$249
Commercial and industrial	3	339	—	—
Residential real estate	—	—	1	136
	5	$1,219	3	$385
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
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The tables below set forth information regarding the Company’s impaired loans by loan portfolio at the dates indicated:

	June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,785	$2,914	$—
Commercial real estate	14,379	15,352	—
Commercial construction	309	310	—
Small business	452	492	—
Residential real estate	3,357	3,469	—
Home equity	4,565	4,621	—
Other consumer	1,199	1,208	—
Subtotal	27,046	28,366	—
With an allowance recorded
Commercial and industrial	$2,625	$2,769	$310
Commercial real estate	15,183	15,332	201
Small business	434	462	4
Residential real estate	11,583	12,677	1,337
Home equity	1,330	1,467	250
Other consumer	465	479	30
Subtotal	31,620	33,186	2,132
Total	$58,666	$61,552	$2,132

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$3,005	$3,278	$—
Commercial real estate	15,982	17,164	—
Commercial construction	311	311	—
Small business	692	718	—
Residential real estate	2,439	2,502	—
Home equity	4,169	4,221	—
Other consumer	338	341	—
Subtotal	26,936	28,535	—
With an allowance recorded
Commercial and industrial	$1,649	$1,859	$412
Commercial real estate	14,747	15,514	197
Small business	396	458	7
Residential real estate	12,616	13,727	1,500
Home equity	1,161	1,264	262
Other consumer	530	530	38
Subtotal	31,099	33,352	2,416
Total	$58,035	$61,887	$2,416
The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,842	$40	$2,927	$81
Commercial real estate	14,467	227	15,044	471
Commercial construction	310	3	311	7
Small business	459	6	471	13
Residential real estate	3,385	40	3,403	79
Home equity	4,585	51	4,613	102
Other consumer	1,204	6	1,074	11
Subtotal	27,252	373	27,843	764
With an allowance recorded
Commercial and industrial	$2,712	$31	$2,749	$62
Commercial real estate	15,231	204	15,292	406
Small business	442	7	453	15
Residential real estate	11,608	128	11,662	295
Home equity	1,336	16	1,345	31
Other consumer	472	5	490	9
Subtotal	31,801	391	31,991	818
Total	$59,053	$764	$59,834	$1,582

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$4,449	$60	$4,774	$123
Commercial real estate	16,216	246	16,342	490
Small business	1,051	16	1,076	32
Residential real estate	2,415	24	2,426	50
Home equity	4,431	51	4,465	103
Other consumer	363	6	374	13
Subtotal	28,925	403	29,457	811
With an allowance recorded
Commercial and industrial	$2,808	$40	$2,906	$81
Commercial real estate	14,523	205	14,748	413
Small business	449	8	462	16
Residential real estate	13,449	132	13,563	264
Home equity	1,102	10	1,109	17
Other consumer	686	6	707	12
Subtotal	33,017	401	33,495	803
Total	$61,942	$804	$62,952	$1,614

Certain loans acquired by the Company may have shown evidence of deterioration of credit quality since origination and it was therefore deemed unlikely that the Company would be able to collect all contractually required payments. As such, these loans were deemed to be PCI loans and the carrying value and prospective income recognition are predicated upon future cash flows expected to be collected. The following table displays certain information pertaining to PCI loans at the dates indicated:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Outstanding balance	$23,724	$25,279
Carrying amount	$21,694	$22,315

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Six Months Ended June 30
	2015	2014
	(Dollars in thousands)
Beginning balance	$2,974	$2,514
Acquisition	319	—
Accretion	(1,546)	(1,055)
Other change in expected cash flows (1)	700	2,192
Reclassification from nonaccretable difference for loans which have paid off (2)	80	194
Ending balance	$2,527	$3,845
(1) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).
(2) Results in increased interest income during the period in which the loan paid off at amount greater than originally expected.

NOTE 6 -EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Net income	$17,451	$14,746	$26,910	$28,129

Weighted Average Shares
Basic shares	26,149,593	23,897,413	25,558,016	23,858,456
Effect of dilutive securities	71,819	94,560	76,626	97,544
Diluted shares	26,221,412	23,991,973	25,634,642	23,956,000

Net income per share
Basic EPS	$0.67	$0.62	$1.05	$1.18
Effect of dilutive securities	—	(0.01)	—	(0.01)
Diluted EPS	$0.67	$0.61	$1.05	$1.17
There were no anti-dilutive options to purchase common stock or shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share during the three or six months ended June 30, 2015 and 2014.

NOTE 7 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the six months ended June 30, 2015, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value	Vesting Period
2/11/2015	31,500	2005 Employee Stock Plan	$39.42	Ratably over 5 years from grant date
2/12/2015	25,910	2005 Employee Stock Plan	$40.03	Ratably over 5 years from grant date
3/19/2015	3,800	2005 Employee Stock Plan	$43.56	Ratably over 5 years from grant date
4/27/2015	625	2005 Employee Stock Plan	$41.61	At the end of 3 years from grant date
4/27/2015	1,875	2005 Employee Stock Plan	$41.61	At the end of 5 years from grant date
5/27/2015	8,800	2010 Non-Employee Director Stock Plan	$45.02	At the end of 5 years from grant date
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
The fair value of the performance-based restricted stock awards, assuming achievement at target, is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of these awards are not entitled to receive dividends or vote until the shares are vested.
Stock Options
The Company did not issue any awards of options to purchase shares of common stock during the six months ended June 30, 2015.

NOTE 8 - REPURCHASE AGREEMENTS

The Company can raise additional liquidity by entering into repurchase agreements at its discretion. In a security repurchase agreement transaction, the Company will generally sell a security, agreeing to repurchase either the same or substantially identical security on a specified later date, at a greater price than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense. The securities underlying the agreements are delivered to counterparties as security for the repurchase obligations. Since the securities are treated as collateral and the agreement does not qualify for a full transfer of effective control, the transactions does not meet the criteria to be classified as a sale, and is therefore considered a secured borrowing transaction for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement the Company is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Company either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Company's safekeeping agents. The table below sets forth information regarding the Company’s repurchase agreements and types of collateral at the date indicated:

	June 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(Dollars in thousands)
Repurchase agreements
U.S. government agency securities	$9,962	$—	$8,849	$—	$18,811
Agency mortgage-backed securities	42,028	—	41,151	—	83,179
Agency collateralized mortgage obligations	67,450	—	—	—	67,450
Total borrowings	$119,440	$—	$50,000	$—	$169,440

Certain counterparties monitor collateral, and may request additional collateral to be posted from time to time. For further information regarding the Company's repurchase agreements see Note 10 - Balance Sheet Offsetting.

NOTE 9 - DERIVATIVE AND HEDGING ACTIVITIES
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

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

June 30, 2015
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.29%	5.04%	$(1,640)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.29%	5.04%	(1,640)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.28%	2.94%	(1,356)
$75,000							$(4,636)
December 31, 2014
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
			(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	$(2,093)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	(2,094)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.24%	2.94%	(1,383)
$75,000							$(5,570)
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $2.7 million (pre-tax) to be reclassified to interest expense from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of June 30, 2015.
The Company recognized $61,000 and $122,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for the three and six month periods ended June 30, 2015 and 2014, respectively.
The Company had no fair value hedges as of June 30, 2015 or December 31, 2014.
Customer Related Positions
Loan level derivatives, primarily interest rate swaps, offered to commercial borrowers through the Company’s loan level derivative program do not qualify as hedges for accounting purposes. The Company believes that its exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an offsetting dealer transaction. The commercial customer derivative program allows the Company to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap.
Foreign exchange contracts offered to commercial borrowers through the Company’s derivative program do not qualify as hedges for accounting purposes. The Company acts as a seller and buyer of foreign exchange contracts to accommodate its customers. To mitigate the market and liquidity risk associated with these derivatives, the Company enters into similar offsetting positions.

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2015
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	177	$71,534	$43,250	$40,474	$74,605	$426,106	$655,969	$17,507
Pay fixed, receive variable	171	$71,534	$43,250	$40,474	$74,605	$426,106	$655,969	$(17,538)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	16	$24,099	$—	$—	$—	$—	$24,099	$812
Buys U.S. currency, sells foreign currency	16	$24,099	$—	$—	$—	$—	$24,099	$(789)
	December 31, 2014
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	174	$88,147	$46,854	$40,958	$38,108	$403,208	$617,275	$17,840
Pay fixed, receive variable	168	$88,147	$46,854	$40,958	$38,108	$403,208	$617,275	$(17,837)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	23	$57,112	$—	$—	$—	$—	$57,112	$4,007
Buys U.S. currency, sells foreign currency	23	$57,112	$—	$—	$—	$—	$57,112	$(3,984)

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
Mortgage Derivatives
Prior to closing and funding certain 1- 4 family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. In addition, the Company may also enter into additional forward To Be Announced ("TBA") mortgage contracts, also considered derivative instruments, which are purchased by the Company from a diversified list of counterparties in order to hedge customer rate locks. These forward contracts carry a market price that has a strong inverse relationship to that of mortgage prices. When the Company locks a rate to the customer, the rate can be held for the benefit of the customer for a certain period of time until the mortgage is sold. During that time, the Company may not have agreed on a price with a mortgage investor and fluctuations in market conditions may cause the mortgage to lose market value. Within a short period after the rate is locked with the customer, the Company may, depending upon the effectiveness of existing hedges, execute a forward TBA trade with a counterparty to hedge that market risk. Certain assumptions, including pull through rates and rate lock periods, are used in managing the existing and future hedges. The effectiveness of the economic hedges rely on the accuracy of these assumptions.

The change in fair value on the interest rate lock commitments, forward delivery sale commitments, and forward TBA mortgage contracts are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was an increase of $157,000 and $174,000 for the three months ended

June 30, 2015 and 2014, respectively, and an increase of $184,000 and $225,000 for the six months ended June 30, 2015 and 2014, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	June 30, 2015	December 31, 2014	Balance Sheet Location	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$—	$—	Other liabilities	$4,636	$5,570
Derivatives not designated as hedges
Customer Related Positions:
Loan level derivatives	Other assets	$17,636	$18,383	Other liabilities	$17,667	$18,380
Foreign exchange contracts	Other assets	812	4,007	Other liabilities	789	3,984
Mortgage Derivatives
Interest rate lock commitments	Other assets	330	295	Other liabilities	—	—
Forward TBA mortgage contracts	Other assets	—	—	Other liabilities	—	16
Forward sales agreements	Other assets	—	3	Other liabilities	155	—
		$18,778	$22,688		$18,611	$22,380
Total		$18,778	$22,688		$23,247	$27,950

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$382	$1,005	$464	$1,507
Loss reclassified from OCI into interest expense (effective portion)	$709	$1,063	$1,415	$2,211
Loss reclassified from OCI into noninterest expense (loss on termination)	$—	$1,122	$—	$1,122
Loss recognized in income on derivatives (ineffective portion & amount excluded from effectiveness testing)
Interest expense	$—	$—	$—	$—
Other expense	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$(4)	$15	$17	$44
Other expense	(33)	(1)	(51)	(2)
Changes in fair value of mortgage derivatives
Mortgage banking income	(299)	41	$(107)	$1
Total	$(336)	$55	$(141)	$43

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial. The Company had $65,000 and $272,000 in exposure relating to institutional counterparties at June 30, 2015 and December 31, 2014, respectively. The Company’s exposure relating to customer counterparties was approximately $18.3 million and $18.9 million at June 30, 2015 and December 31, 2014, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

NOTE 10 - BALANCE SHEET OFFSETTING
The Company does not offset fair value amounts recognized for derivative instruments or repurchase agreements. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. At June 30, 2015, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	June 30, 2015
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level derivatives	17,636	—	17,636	65	—	17,571
Customer foreign exchange contracts	812	—	812	—	—	812
	$18,448	$—	$18,448	$65	$—	$18,383

Derivative Liabilities
Interest rate swaps	$4,636	$—	$4,636	$—	$4,636	$—
Loan level derivatives	17,667	—	17,667	65	17,538	65
Customer foreign exchange contracts	789	—	789	—	—	789
Repurchase agreements
Customer repurchase agreements	119,439	—	119,439	—	119,439	—
Wholesale repurchase agreements	50,000	—	50,000	—	50,000	—
	$192,531	$—	$192,531	$65	$191,613	$853

(1)	Reflects offsetting derivative positions with the same counterparty.

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2014
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level derivatives	18,383	—	18,383	272	—	18,111
Customer foreign exchange contracts	4,007	—	4,007	—	—	4,007
	$22,390	$—	$22,390	$272	$—	$22,118

Derivative Liabilities
Interest rate swaps	$5,570	$—	$5,570	$—	$5,570	$—
Loan level derivatives	18,380	—	18,380	272	17,836	272
Customer foreign exchange contracts	3,984	—	3,984	—	—	3,984
Repurchase agreements
Customer repurchase agreements	147,890	—	147,890	—	147,890	—
Wholesale repurchase agreements	50,000	—	50,000	—	50,000	—
	$225,824	$—	$225,824	$272	$221,296	$4,256

(1)	Reflects offsetting derivative positions with the same counterparty.

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

NOTE 11 - FAIR VALUE MEASUREMENTS
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
Agency Collateralized Mortgage Obligations and Small Business Administration Pooled Securities
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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified as Level 2.
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
	June 30, 2015
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$489	$489	$—	$—
Securities available for sale
U.S. Government agency securities	39,726	—	39,726	$—
Agency mortgage-backed securities	230,997	—	230,997	—
Agency collateralized mortgage obligations	55,202	—	55,202	—
State, county, and municipal securities	4,668	—	4,668	—
Single issuer trust preferred securities issued by banks and insurers	2,872	—	2,872	—
Pooled trust preferred securities issued by banks and insurers	1,595	—	—	1,595
Small business administration pooled securities	26,497	—	26,497	—
Equity securities	13,444	13,444	—	—
Loans held for sale	10,728	—	10,728	—
Derivative instruments	18,778	—	18,778	—
Liabilities
Derivative instruments	23,247	—	23,247	—
Total recurring fair value measurements	$381,749	$13,933	$366,221	$1,595

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$3,824	$—	$—	$3,824
Other real estate owned and other foreclosed assets	5,124	—	—	5,124
Total nonrecurring fair value measurements	$8,948	$—	$—	$8,948

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, as of the dates indicated:

	Securities Available for Sale:
	(Dollars in thousands)
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Pooled Trust Preferred Securities
Beginning balance	$6,272	$4,967
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	12	184
Sales	(4,679)	—
Settlements	(10)	(60)
Ending balance	$1,595	$5,091

	Securities Available for Sale:
	(Dollars in thousands)
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Pooled Trust Preferred Securities
Beginning balance	$6,321	$3,841
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	8	1,349
Sales	(4,679)	—
Settlements	(55)	(99)
Ending balance	1,595	5,091
It is the Company’s policy to recognize the transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the six month periods ended June 30, 2015 or 2014.
The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3 for the periods indicated:

	June 30	December 31		June 30	December 31	June 30	December 31
	2015	2014		2015	2014	2015	2014
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in Thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,595	$6,321	Cumulative prepayment	0% - 65%	0% - 75%	2.5%	7.0%
			Cumulative default	5% - 100%	3% - 100%	14.9%	13.9%
			Loss given default	85% - 100%	85% - 100%	94.6%	96.1%
			Cure given default	0% - 75%	0% - 75%	63.8%	46.7%
Appraisals of collateral (1)
Impaired loans	$3,824	$8,196
Other real estate owned and foreclosed assets	$5,124	$7,743

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
Additionally, the Company has certain assets which are marked to fair value on a nonrecurring basis which are categorized within Level 3. These assets include collateral dependent impaired loans and OREO. The determination of the fair value amount is derived from the use of independent third party appraisals and evaluations, prepared by firms from a predetermined list of qualified and approved appraisers or evaluators. Upon receipt of an appraisal or evaluation, the Company's Commercial Real Estate Appraisal Department will review the report for compliance with regulatory and Company standards, as well as reasonableness and acceptance of the value conclusions. Any issues or concerns regarding compliance or value conclusions will be addressed with the engaged firm and the report may be adjusted or revised. If a disagreement cannot be resolved, the Commercial Real Estate Appraisal Department will either address the key issues and modify the report for acceptance or reject the report and re-order a new report. Ultimately, the Company’s Commercial Real Estate Appraisal Department will confirm the collateral value as part of its review process.
The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the periods indicated:

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	June 30, 2015
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,009	$1,070	$—	$1,070	$—
Agency mortgage-backed securities	158,432	162,374	—	162,374	—
Agency collateralized mortgage obligations	224,994	224,125	—	224,125	—
State, county, and municipal securities	225	227	—	227	—
Single issuer trust preferred securities issued by banks	1,500	1,500	—	1,500	—
Small business administration pooled securities	37,178	37,416	—	37,416	—
Corporate debt securities	5,001	5,066	—	5,066	—
Loans, net of allowance for loan losses(b)	5,379,787	5,309,323	—	—	5,309,323
Financial liabilities
Time certificates of deposits(c)	$725,703	$727,290	$—	$727,290	$—
Federal Home Loan Bank borrowings(c)	108,190	108,712	—	108,712	—
Customer repurchase agreements and other short-term borrowings(c)	119,439	119,439	—	—	119,439
Wholesale repurchase agreements(c)	50,000	50,140	—	—	50,140
Junior subordinated debentures(d)	73,576	69,375	—	69,375	—
Subordinated debentures(c)	35,000	34,617	—	—	34,617

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2014
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,010	$1,073	$—	$1,073	$—
Agency mortgage-backed securities	159,522	164,944	—	164,944	—
Agency collateralized mortgage obligations	198,220	196,584	—	196,584	—
State, county, and municipal securities	424	428	—	428	—
Single issuer trust preferred securities issued by banks	1,500	1,477	—	1,477	—
Small business administration pooled securities	9,775	10,074	—	10,074	—
Corporate debt securities	5,002	5,119	—	5,119	—
Loans, net of allowance for loan losses(b)	4,915,633	4,883,479	—	—	4,883,479
Financial liabilities
Time certificates of deposits(c)	$649,620	$651,180	$—	$651,180	$—
Federal Home Loan Bank borrowings(c)	70,080	70,208	—	70,208	—
Customer repurchase agreements and other short-term borrowings(c)	147,890	147,890	—	—	147,890
Wholesale repurchase agreements(c)	50,000	50,510	—	—	50,510
Junior subordinated debentures(d)	73,685	70,045	—	70,045	—
Subordinated debentures(c)	65,000	64,198	—	—	64,198

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

NOTE 12 - COMPREHENSIVE INCOME/(LOSS)
The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)			(Dollars in thousands)
Change in fair value of securities available for sale	$(3,910)	$1,496	$(2,414)	$(1,369)	$516	$(853)
Less: net security losses reclassified into other noninterest income	(315)	129	(186)	(315)	129	(186)
Net change in fair value of securities available for sale	(3,595)	1,367	(2,228)	(1,054)	387	(667)
Change in fair value of cash flow hedges	(36)	(3)	(39)	(603)	228	(375)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(709)	288	(421)	(1,415)	576	(839)
Net change in fair value of cash flow hedges	673	(291)	382	812	(348)	464
Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	43	(32)	11	87	(50)	37
Less: amortization of actuarial gains	60	(24)	36	121	(49)	72
Less: amortization of prior service costs	128	(52)	76	152	(62)	90
Net change in other comprehensive income for defined benefit postretirement plans (2)	231	(108)	123	360	(161)	199
Total other comprehensive income (loss)	$(2,691)	$968	$(1,723)	$118	$(122)	$(4)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)			(Dollars in thousands)
Change in fair value of securities available for sale	$3,904	$(1,521)	$2,383	$7,191	$(2,837)	$4,354
Less: net security gains (losses) reclassified into other noninterest income	(20)	8	(12)	71	(29)	42
Net change in fair value of securities available for sale	3,924	(1,529)	2,395	7,120	(2,808)	4,312
Change in fair value of cash flow hedges	(487)	200	(287)	(787)	323	(464)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(1,063)	434	(629)	(2,211)	903	(1,308)
Less: loss on termination of hedge reclassified into noninterest expense	(1,122)	459	(663)	(1,122)	459	(663)
Net change in fair value of cash flow hedges	1,698	(693)	1,005	2,546	(1,039)	1,507
Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(80)	33	(47)	(160)	66	(94)
Less: amortization of actuarial losses	(11)	4	(7)	(22)	8	(14)
Less: amortization of prior service costs	25	(10)	15	50	(20)	30
Net change in other comprehensive income for defined benefit postretirement plans (2)	(66)	27	(39)	(132)	54	(78)
Total other comprehensive income	$5,556	$(2,195)	$3,361	$9,534	$(3,793)	$5,741

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.4 million, net of tax, is being recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $499,000 and $643,000 at June 30, 2015 and 2014, respectively.

(2)
The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in the Employee Benefit Plans footnote in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

Information on the Company’s accumulated other comprehensive loss, net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Loss
	2015
	(Dollars in thousands)
Beginning balance: January 1, 2015	$3,389	$(3,298)	$571	$(2,794)	$(2,132)
Net change in other comprehensive income (loss)	(667)	536	(72)	199	(4)
Ending balance: June 30, 2015	$2,722	$(2,762)	$499	$(2,595)	$(2,136)
	2014
Beginning balance: January 1, 2014	$(2,023)	$(5,698)	$715	$(428)	$(7,434)
Net change in other comprehensive income (loss)	4,312	1,579	(72)	(78)	5,741
Ending balance: June 30, 2014	$2,289	$(4,119)	$643	$(506)	$(1,693)

NOTE 13 - COMMITMENTS AND CONTINGENCIES
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
The following table summarizes the above financial instruments at the dates indicated:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Commitments to extend credit	$1,954,345	$1,822,369
Standby letters of credit	19,151	18,516
Deferred standby letter of credit fees	114	105

Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases.
Rent expense incurred under operating leases was approximately $2.0 million for both the three months ended June 30, 2015 and 2014, and $3.9 million and $3.8 million for the six months ended June 30, 2015 and 2014, respectively. Renewal options ranging from 1-10 years exist for several of these leases.
Rockland Trust had previously entered into a lease with a related party. The terms of that lease were substantially the same as terms for comparable transactions with unrelated parties, and required rent payments of approximately $62,000 and $124,000 for the three and six months ended June 30, 2014, respectively. However, there were no such leases for the three and six months ended June 30, 2015. There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2014. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for information regarding our leases and other commitments.
Other Contingencies
At June 30, 2015, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business or due to acquisitions. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $13.0 million and $33.0 million at June 30, 2015 and December 31, 2014, respectively.

NOTE 14 - LOW INCOME HOUSING PROJECT INVESTMENTS
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
The following table presents the Company's investments in low income housing projects as of the date indicated:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Original investment value	$39,486	$40,541
Current recorded investment	36,500	38,943
Unfunded liability obligation	14,677	28,004
Tax credits and benefits (1)	4,314	1,683
Amortization of investments (2)	2,912	1,089
Net income tax benefit (3)	1,402	594

(1)	This amount reflects anticipated tax credits and tax benefits for the years ended December 31, 2015 and 2014.

(2)	The amortization amount reduces the tax credits and benefits anticipated for the full years ended December 31, 2015 and 2014.

(3)	This amount represents the net tax benefit expected to be realized for the full years ended December 31, 2015 and 2014 in determining the Company's effective tax rate.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, include, but are not limited to:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;

•	adverse changes in the local real estate market;

•	acquisitions may not produce results at levels or within timeframes originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax expense resulting from failure to comply with general tax laws, changes in tax laws or failure to comply with requirements of the federal New Markets Tax Credit program;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio;

•	unexpected increased competition in the Company’s market area;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	a deterioration in the conditions of the securities markets;

•	our inability to adapt to changes in information technology;

•	electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;

•	adverse changes in consumer spending and savings habits;

•	the inability to realize expected revenue synergies from the Peoples Federal Bancshares merger in the amounts or in the timeframe anticipated;

•	cost or difficulties relating to the Peoples Federal Bancshares integration matters might be greater than expected;

•	inability to retain customers and employees, including those of Peoples Federal Bancshares;

•	the effect of laws and regulations regarding the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to the Company’s business;

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

		Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$375,001	$387,038	$348,554	$361,455	$340,081
Securities held to maturity	428,339	394,745	375,453	372,418	373,888
Loans	5,434,782	5,393,118	4,970,733	4,947,855	4,885,500
Allowance for loan losses	(54,995)	(54,515)	(55,100)	(55,005)	(54,538)
Goodwill and identifiable intangible assets	214,331	215,058	180,306	180,871	181,460
Total assets	7,195,921	6,911,085	6,364,912	6,384,428	6,348,318
Total deposits	5,970,530	5,670,712	5,210,466	5,302,434	5,298,161
Total borrowings	386,205	395,015	406,655	367,060	345,737
Stockholders’ equity	743,317	732,886	640,527	627,182	616,489
Nonperforming loans	26,150	30,340	27,512	26,119	27,416
Nonperforming assets	31,274	40,348	38,894	38,557	39,661
Income statement
Interest income	$59,016	$56,429	$54,827	$54,368	$54,285
Interest expense	5,269	5,180	5,007	4,805	5,232
Net interest income	53,747	51,249	49,820	49,563	49,053
Provision (benefit) for loan losses	700	(500)	1,750	1,901	2,250
Noninterest income	20,261	16,557	18,473	17,098	16,857
Noninterest expenses	48,644	54,977	44,364	42,607	42,980
Net income	17,451	9,460	15,978	15,738	14,746
Per share date
Net income—basic	$0.67	$0.38	$0.67	$0.66	$0.62
Net income—diluted	0.67	0.38	0.66	0.66	0.61
Cash dividends declared	0.26	0.26	0.24	0.24	0.24
Book value	28.42	28.05	26.69	26.23	25.79
Performance ratios
Return on average assets	1.00%	0.58%	0.99%	0.99%	0.94%
Return on average common equity	9.43%	5.58%	9.93%	9.97%	9.65%
Net interest margin (on a fully tax equivalent basis)	3.43%	3.50%	3.42%	3.42%	3.48%
Equity to assets	10.33%	10.60%	10.06%	9.82%	9.71%
Dividend payout ratio	38.97%	71.84%	36.05%	36.47%	38.91%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.48%	0.56%	0.55%	0.53%	0.56%
Nonperforming assets as a percent of total assets	0.43%	0.58%	0.61%	0.60%	0.62%
Allowance for loan losses as a percent of total loans	1.01%	1.01%	1.11%	1.11%	1.12%

Allowance for loan losses as a percent of nonperforming loans	210.31%	179.68%	200.28%	210.59%	198.93%
Capital ratios
Tier 1 leverage capital ratio	9.21%	9.53%	8.84%	8.75%	8.62%
Common equity tier 1 capital ratio	10.20%	10.02%	n/a	n/a	n/a
Tier 1 risk-based capital ratio	11.48%	11.31%	10.88%	10.75%	10.65%
Total risk-based capital ratio	13.16%	12.99%	13.15%	12.47%	12.38%

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics help management make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying areas to improve. The Company is focused on organic growth, but will consider acquisition opportunities that provide a satisfactory financial return.

Loans and Asset Quality

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect an overall increase in total loans due to the results of that strategy (i.e. commercial and home equity are up) as well as the impact of the Peoples acquisition. Growth in the commercial and home equity portfolios has been offset by a reduction in the residential portfolio, resulting in flat organic loan balances for the year through June 30, 2015.

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

Funding and the Net Interest Margin

The Company's overall sources of funding continue to increase, reflecting both the impact of the 2015 first quarter Peoples acquisition as well strong business deposit growth, including growth in the Company's tax section 1031 exchange business, supporting management's emphasis on core deposit growth to fund loans, as depicted by the following chart:

As of June 30, 2015, core deposits comprised 87.7% of total deposits compared to 86.7% in the prior quarter. The continued emphasis on core deposits has resulted in a low cost of deposits, which was 0.20% for the quarter compared to 0.21% in the prior quarter.

The Company's net interest margin was 3.43% for the quarter ended June 30, 2015, a decrease of seven basis points from the linked quarter. The Company's net interest margin decrease was driven by the benefit received in the prior quarter from purchase accounting adjustments, ongoing pressure on asset yields, and increased liquid asset levels.

Noninterest Income

Management continues to focus on noninterest income growth. Following seasonal fluctuations in deposit account fees which typically impact first quarter results, the total noninterest income in the second quarter reflects increases in all major categories. Noninterest income is primarily comprised of deposit account fees, interchange and ATM fees, and investment management fees. The following chart depicts noninterest income, excluding certain noncore items, as a percentage of total revenue (the sum of net noninterest income, excluding certain noncore items, and net interest income) over the past five quarters:
*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Noninterest Expense Control

Management takes a balanced approach to noninterest expense control by paying close attention to the management of ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits and expenses associated with buildings and equipment. During the second quarter of 2015, noninterest expense increased from prior periods due in part to the full quarter impact of the Peoples acquisition, along with increases in seasonal expense spending within various categories. However, despite the increase in total expenses, the Company's efficiency ratio improved in the second quarter of 2015 when compared to the prior quarter. The following chart depicts the Company's efficiency ratio, on an operating basis (calculated by dividing noninterest expense, excluding certain noncore items, by the sum of net noninterest income, excluding certain noncore items, and net interest income) over the past five quarters:
*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies permit the Company to operate in a tax efficient manner and sometimes also creates a competitive advantage for Rockland Trust and its community development subsidiaries. During the second quarter of 2015, the Company’s effective tax rate was 29.25%.

Capital

The Company's disciplined approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term shareholder value. This approach has resulted in a tangible book value per share increase of $0.40 during the second quarter. Tangible common equity as a percentage of tangible assets decreased from 7.73% in the prior quarter to 7.58%. The following chart shows the Company's tangible book value per share over the past five quarters:
*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

This strong growth in capital has led to a consistent cash dividend which increased from $0.24 per share in each quarter of 2014 to $0.26 per share in the first and second quarters of 2015, representing an 8.3% increase.

2015 Results

Net income for the second quarter of 2015 computed in accordance with generally accepted accounting principles in the United States ("GAAP") was $17.5 million, or $0.67 on a diluted earnings per share basis, as compared to $14.7 million, or $0.61 per diluted share, for the prior year second quarter. The second quarters of 2015 and 2014 included items that are considered noncore, which are excluded from operating earnings. Second quarter 2015 net operating earnings were $17.9 million, or $0.68 on a diluted earnings per share basis, an increase of 18.5% and 7.9%, respectively, when compared to net operating earnings of $15.1 million, or $0.63 per diluted share, for the second quarter of 2014.

2015 Earnings Outlook

The Company anticipates 2015 diluted operating earnings per share performance to be in the upper end of the range originally provided by management for the full year, between $2.63 and $2.73. Key assumptions in the 2015 outlook include:

•	Total organic loan growth 1-2% range;

•	Total organic deposit growth of 3-4%;

•	A net interest margin percentage in the low 3.40s%;

•	Stable asset quality, expects a provision for loan loss in the range of $2-$3 million and net charge-offs in the range of $1-$2 million;

•	Core noninterest income (exclusive of the Peoples acquisition) growing by 3-4%;

•	Core noninterest expense (exclusive of the Peoples acquisition) increasing by 3-4%;

•	An effective tax rate of slightly higher than 28.5% realized in 2014; and

•	Tangible Common Equity ratio increasing to a range of 7.75% to 8.00% by the end of 2015.

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
The following tables summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Three Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2015	2014	2015	2014
	(Dollars in thousands)
As reported (GAAP)
Net income available to common shareholders (GAAP)	$17,451	$14,746	$0.67	$0.61
Non-GAAP adjustments
Noninterest income components
Gain on sale of fixed income securities, net of tax	(473)	—	(0.02)	—
Gain on life insurance benefits (tax exempt)	—	(337)	—	(0.01)
Noninterest expense components
Loss on sale of fixed income securities, net of tax	667	—	0.02	—
Merger and acquisition expenses, net of tax	155	—	0.01	—
Loss on termination of derivatives, net of tax	—	663	—	0.03
Impairment on acquired facilities, net of tax	65	—	—	—
Total impact of noncore items	414	326	0.01	0.02
As adjusted (Non-GAAP)	$17,865	$15,072	$0.68	$0.63

	Six Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2015	2014	2015	2014
	(Dollars in thousands)
As reported (GAAP)
Net income available to common shareholders (GAAP)	$26,910	$28,129	$1.05	$1.17
Non-GAAP measures
Noninterest income components
Gain on sale of fixed income securities, net of tax	(473)	—	(0.01)	—
Gain on life insurance benefits, tax exempt	—	(1,964)	—	(0.08)
Noninterest expense components
Loss on extinguishment of debt, net of tax	72	—	—	—
Loss on sale of fixed income securities, net of tax	667	—	0.02	—
Merger and acquisition expenses, net of tax	6,442	66	0.25	0.01
Loss on termination of derivatives, net of tax	—	663	—	0.03
Impairment on acquired facilities, net of tax	65	298	—	0.01
Total impact of noncore items	6,773	(937)	0.26	(0.03)
As adjusted (Non-GAAP)	$33,683	$27,192	$1.31	$1.14

The following table summarizes the impact of noncore items on the calculation of the Company's efficiency ratio for the periods indicated:

	Quarter-to-Date
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(Dollars in thousands)
Net interest income	$53,747	$51,249	$49,820	$49,563	$49,053	(a)

Noninterest income (GAAP)	$20,261	$16,557	$18,473	$17,098	$16,857	(b)
Net gain on sale of fixed income securities	(798)	—	(121)	—	—
Gain on life insurance benefits	—	—	—	—	(337)
Noninterest income on an operating basis (Non-GAAP)	$19,463	$16,557	$18,352	$17,098	$16,520	(c)

Noninterest expense (GAAP)	$48,644	$54,977	$44,364	$42,607	$42,980	(d)
Loss on sale of fixed income securities	(1,124)	—	(21)	—	—
Merger and acquisition expense	(271)	(10,230)	(586)	(677)	—
Loss on extinguishment of debt	—	(122)	—	—	—
Impairment on acquired facilities	(109)	—	—	(21)	—
Loss on termination of derivative	—	—	—	—	(1,122)
Noninterest expense on an operating basis (Non-GAAP)	$47,140	$44,625	$43,757	$41,909	$41,858	(e)

Total revenue (GAAP)	$74,008	$67,806	$68,293	$66,661	$65,910	(a+b)
Total operating revenue (Non-GAAP)	$73,210	$67,806	$68,172	$66,661	$65,573	(a+c)

Ratios
Efficiency ratio (GAAP)	65.73%	81.08%	64.96%	63.92%	65.21%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	64.39%	65.81%	64.19%	62.87%	63.83%	(e/(a+c))

Noninterest income as a % of revenue	27.38%	24.42%	27.05%	25.65%	25.58%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)	26.59%	24.42%	26.92%	25.65%	25.19%	(c/(a+c))

The following table summarizes the calculation of the Company's tangible book value for the periods indicated:

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014

Stockholders' equity	$743,317	$732,886	$640,527	$627,182	$616,489	(a)
Goodwill and identifiable intangible assets	214,331	215,058	180,306	180,871	181,460	(b)
Common shares	26,158,826	26,123,576	23,998,738	23,911,678	23,904,072	(c)
Tangible book value per share	$20.22	$19.82	$19.18	$18.66	$18.20	((a-b)/c)

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
There have been no material changes in critical accounting policies during the first six months of 2015. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $79.8 million, or 11.0%, at June 30, 2015 as compared to December 31, 2014, primarily due to the acquired Peoples portfolio of $43.6 million during the first quarter. Also contributing to the increase was the purchase of small business administration pooled securities and mortgaged backed securities, offset by sales, including the Company's investments in certain pooled trust preferred securities. The ratio of securities to total assets was 11.2% and 11.4% as of June 30, 2015 and December 31, 2014, respectively.
The Company continually reviews investment securities for the presence of other-than-temporary impairment (“OTTI”). For debt securities, the primary consideration in determining whether impairment is OTTI is whether or not the Company expects to collect all contractual cash flows. Further analysis of the Company’s OTTI can be found in Note 4 “Securities” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans to government sponsored agencies and other financial institutions. During the six months ended June 30, 2015 and 2014 the Company originated residential loans with the intention of selling them in the secondary market, and to a lesser extent, to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company has an established reserve of $250,000 and has incurred minimal losses during the three and six months ended June 30, 2015 related to a mortgage repurchase.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Dollars in thousands)
Held in portfolio	$15,662	$19,669	$25,865	$31,328
Sold/held for sale in secondary market	66,444	37,055	109,046	60,476
Total closed loans	$82,106	$56,724	$134,911	$91,804

The table below reflects the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Dollars in thousands)
Sold with servicing rights released	$64,123	$5,362	$98,804	$9,030
Sold with servicing rights retained	—	23,022	5,912	42,555
Total loans sold	$64,123	$28,384	$104,716	$51,585

As noted in the table above, loans may be sold with servicing rights released or with servicing rights retained. Upon sale with servicing rights retained, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Company on behalf of investors amounted to $402.6 million, $403.0 million, and $334.9 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$2,983	$2,377	$2,912	$2,368
Additions	—	196	161	369
Acquired portfolio	—	—	83	—
Amortization	(144)	(150)	(310)	(291)
Change in valuation allowance	(2)	17	(9)	(6)
Balance at end of period	$2,837	$2,440	$2,837	$2,440
Forward sale contracts of mortgage loans and forward To Be Announced ("TBA") mortgage contracts, considered derivative instruments for accounting purposes, may be utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain one-to-four family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans, resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to investors, or forward TBA mortgage contracts are entered into with a counterparty, which economically hedges this market risk. See Note 9, “Derivative and Hedging Activities” within Notes to Consolidated Financial statements included in Item 1 hereof for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The Company’s loan portfolio increased by $464.0 million during the first six months of 2015 due primarily to the acquired loan portfolio related to the Peoples acquisition.  Excluding the acquisition, organic growth in commercial real estate, small business, and home equity portfolios was countered by declines in the residential loan portfolios due to increased competition in the marketplace.

The following table summarizes loan growth during the periods indicated:
Table 4 - Components of Loan Growth/(Decline)

	June 30	December 31	Peoples	Organic	Organic
	2015	2014	Acquisition	Growth/(Decline) $	Growth/(Decline) %
	(Dollars in thousands)
Commercial and industrial	$873,105	$860,839	$11,268	$998	0.1%
Commercial real estate	2,630,062	2,347,323	249,383	33,356	1.4%
Commercial construction	278,692	265,994	15,299	(2,601)	(1.0)%
Small business	91,367	85,247	120	6,000	7.0%
Residential real estate	653,370	530,259	175,323	(52,212)	(9.8)%
Home equity	890,893	863,863	9,072	17,958	2.1%
Other consumer	17,293	17,208	3,462	(3,377)	(19.6)%
Total loans	$5,434,782	$4,970,733	$463,927	$122	—%
Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of June 30, 2015:

(Dollars in thousands)
Average loan size	$234
Largest individual commercial and industrial loan	$24,063
Commercial and industrial nonperforming loans/commercial and industrial loans	0.43%
The Company’s commercial real estate portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-

family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of June 30, 2015:

(Dollars in thousands)
Average loan size	$724
Largest individual commercial real estate mortgage outstanding	$28,000
Commercial real estate nonperforming loans/commercial real estate loans	0.23%
Owner occupied commercial real estate loans/commercial real estate loans	15.3%

In addition to the commercial portfolios, the Company also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $1.6 billion at June 30, 2015.

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
Delinquency    The Company’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations.  The Company seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.  Generally, the Company requires that a delinquency notice be mailed to a borrower upon expiration of a grace period (typically no longer than 15 days beyond the due date).  Reminder notices may be sent and telephone calls may be made prior to the expiration of the grace period. If the delinquent status is not resolved within a reasonable time frame following the mailing of a delinquency notice, the Bank’s personnel charged with managing its loan portfolios contact the borrower to ascertain the reasons for delinquency and the prospects for payment.  Any subsequent actions taken to resolve the delinquency will depend upon the nature of the loan and the length of time that the loan has been delinquent. The borrower’s needs are considered as much as reasonably possible without jeopardizing the Bank’s position. A late charge is usually assessed on loans upon expiration of the grace period.

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
Troubled Debt Restructurings    In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid or cure a default. Any loans that are modified are reviewed by the Company to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include adjustments to interest rates, extensions of maturity, consumer loans where the borrower's obligations have been effectively discharged through Chapter 7 Bankruptcy and the borrower has not reaffirmed the debt to the Bank, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. If such efforts by the Bank do not result in satisfactory performance, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.
It is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status for six months, subsequent to being modified, before management considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. Loans that are considered TDRs are classified as performing, unless they are on nonaccrual status or greater than 90 days delinquent. Loans classified as TDRs remain classified as such for the life of the loan, except in limited circumstances, when it may be determined that the borrower is performing under modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable market rate for a comparable new loan at the time of the restructuring.
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
Nonperforming securities consisted of securities that are on nonaccrual status. The Company held five collateralized debt obligation securities (“CDOs”) comprised of pools of trust preferred securities issued by banks and insurance companies, which were deferring interest payments on certain tranches within the bonds’ structures including the tranches held by the Company. These nonaccrual securities were sold by the Company during the second quarter of 2015 for a net gain of $162,000.
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
Other assets in possession typically consist of foreclosed non-real estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 5 - Nonperforming Assets

	June 30, 2015	December 31, 2014	June 30, 2014
	(Dollars in thousands)
Loans Accounted for on a nonaccrual basis
Commercial and industrial	$3,767	$2,822	$2,368
Commercial real estate	6,824	7,590	6,586
Small business	198	246	433
Residential real estate	7,982	8,697	10,336
Home equity	7,238	8,038	7,069
Other consumer	37	—	27
Total (1)	$26,046	$27,393	$26,819
Loans past due 90 days or more but still accruing
Residential real estate (2)	104	106	476
Home equity (2)	—	—	82
Other consumer	—	13	39
Total	$104	$119	$597
Total nonperforming loans	$26,150	$27,512	$27,416
Nonaccrual securities (3)	—	3,639	2,570
Other real estate owned	5,124	7,743	9,512
Other assets in possession	—	—	163
Total nonperforming assets	$31,274	$38,894	$39,661
Nonperforming loans as a percent of gross loans	0.48%	0.55%	0.56%
Nonperforming assets as a percent of total assets	0.43%	0.61%	0.62%

(1)	Inclusive of TDRs on nonaccrual of $5.6 million, $5.2 million, and $7.5 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

(2)	Represents purchased credit impaired loans that are accruing interest due to expectations of future cash collections.

(3)	Amounts represent the fair value of five nonaccrual securities at December 31, 2014 and June 30, 2014.

The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 6 - Activity in Nonperforming Assets

	Three Months Ended		Six Months Ended
	June 30, 2015
	(Dollars in thousands)
Nonperforming assets beginning balance		$40,348		$38,894
New to nonperforming		4,326		13,948
Acquired nonperforming loans		—		1,901
Loans charged-off		(1,099)		(2,624)
Loans paid-off		(4,264)		(10,187)
Loans transferred to other real estate owned and foreclosed assets		(629)		(983)
Loans restored to performing status		(2,566)		(3,457)
Change to other real estate owned
New to other real estate owned (1)	$941		$1,295
Valuation write down	—		(674)
Sale of other real estate owned	(2,153)		(3,786)
Capital improvements to other real estate owned	100		765
Other	—		(169)
Total change to other real estate owned	(1,112)	(1,112)	(2,569)	(2,569)
Net change in nonaccrual securities		(3,723)		(3,639)
Other		(7)		(10)
Nonperforming assets ending balance		$31,274		$31,274
(1) Inclusive of $312,000 of real estate recognized as a loan recovery.

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 7 - Troubled Debt Restructurings

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Performing troubled debt restructurings	$36,750	$38,382
Nonaccrual troubled debt restructurings	5,623	5,248
Total	$42,373	$43,630
Performing troubled debt restructurings as a % of total loans	0.68%	0.77%
Nonaccrual troubled debt restructurings as a % of total loans	0.10%	0.11%
Total troubled debt restructurings as a % of total loans	0.78%	0.88%

The following table summarizes changes in TDRs for the periods indicated:
Table 8 - Activity in Troubled Debt Restructurings

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(Dollars in thousands)
TDRs beginning balance	$41,786	$43,630
New to TDR status	2,042	3,920
Paydowns	(1,279)	(4,992)
Charge-offs	(176)	(185)
TDRs ending balance	$42,373	$42,373

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 9 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$302	$338	$652	$784
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	642	779	$1,299	$1,352
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
Total impaired loans at June 30, 2015 and December 31, 2014 were $58.7 million and $58.0 million, respectively. For additional information regarding the Company’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 5, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At June 30, 2015, there were 59 relationships, with an aggregate balance of $59.5 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.
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

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 10 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(Dollars in thousands)
Average total loans	$5,424,090	$5,166,710	$4,956,039	$4,893,674	$4,844,917
Allowance for loan losses, beginning of period	$54,515	$55,100	$55,005	$54,538	$53,629
Charged-off loans
Commercial and industrial	473	561	340	504	470
Commercial real estate	67	141	1,181	691	660
Small business	47	150	136	73	128
Residential real estate	17	185	173	199	326
Home equity	248	161	188	160	308
Other consumer	247	327	307	279	258
Total charged-off loans	1,099	1,525	2,325	1,906	2,150
Recoveries on loans previously charged-off
Commercial and industrial	502	379	249	6	128
Commercial real estate	169	685	82	57	197
Small business	66	67	107	29	92
Residential real estate	1	45	56	178	190
Home equity	31	72	34	67	55
Other consumer	110	192	142	135	147
Total recoveries	879	1,440	670	472	809
Net loans Charged-off (Recovered)
Commercial and industrial	(29)	182	91	498	342
Commercial real estate	(102)	(544)	1,099	634	463
Small business	(19)	83	29	44	36
Residential real estate	16	140	117	21	136
Home equity	217	89	154	93	253
Other consumer	137	135	165	144	111
Total net loans charged-off	220	85	1,655	1,434	1,341
Provision (benefit) for loan losses	700	(500)	1,750	1,901	2,250
Total allowance for loan losses, end of period	$54,995	$54,515	$55,100	$55,005	$54,538
Net loans charged-off as a percent of average total loans (annualized)	0.02%	0.01%	0.13%	0.12%	0.11%
Allowance for loan losses as a percent of total loans	1.01%	1.01%	1.11%	1.11%	1.12%
Allowance for loan losses as a percent of nonperforming loans	210.31%	179.68%	200.28%	210.59%	198.93%
Net loans charged-off as a percent of allowance for loan losses (annualized)	1.60%	0.63%	11.92%	10.34%	9.86%
Recoveries as a percent of charge-offs	79.98%	94.43%	28.82%	24.76%	37.63%
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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 11 - Summary of Allocation of Allowance for Loan Losses

	June 30, 2015		December 31, 2014
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$15,279	16.1%	$15,573	17.3%
Commercial real estate	26,359	48.4%	25,873	47.2%
Commercial construction	4,071	5.1%	3,945	5.4%
Small business	1,248	1.7%	1,171	1.7%
Residential real estate	2,551	12.0%	2,834	10.7%
Home equity	4,871	16.4%	4,956	17.4%
Other consumer	616	0.3%	748	0.3%
Total allowance for loan losses	$54,995	100.0%	$55,100	100.0%
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
For additional information regarding the Company’s allowance for loan losses, see Note 5, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.
Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $37.5 million and $33.2 million at June 30, 2015 and December 31, 2014, respectively. The increase was due to an additional investment acquired in the Peoples acquisition. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Identifiable Intangible Assets Goodwill and identifiable intangible assets increased from $180.3 million at December 31, 2014 to $214.3 million at June 30, 2015. The increase is due to the Peoples acquisition.
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

Cash Surrender Value of Life Insurance Policies The Company holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $132.6 million and $109.9 million at June 30, 2015 and December 31, 2014, respectively. The increase in balances is primarily due to policies acquired as part of the Peoples acquisition. The Company recorded tax exempt income from the life insurance policies of $949,000 and $721,000 for the three months ended June 30, 2015 and 2014, respectively, and $1.7 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively. In addition, the Company recognized tax exempt gains on life insurance benefits in the amount of $337,000 and $2.0 million for the three and six months ended June 30, 2014. There were no such gains for the three month or six months ended June 30, 2015.
Deposits As of June 30, 2015, deposits increased by 14.6% to $6.0 billion when compared to $5.2 billion at December 31, 2014, due partially to the impact of the Peoples acquisition combined with strong core deposit growth. As shown in the table below, excluding the impact of the acquisition, total deposits experienced organic growth of $327.8 million, or 12.7%, on and annualized basis. Total cost of deposits decreased by one basis point to 0.20% for the second quarter, reflecting the Company's continued emphasis on the growth of core deposits, which now represent 87.7% of total deposits as of June 30, 2015.
The following table sets forth the balances of the Company's deposits for the periods indicated:
Table 12 - Components of Deposit Growth

	June 30	December 31	Peoples	Organic	Organic
	2015	2014	Acquisition	Growth/(Decline) $	Growth/(Decline) %
	(Dollars in thousands)
Demand deposits	$1,832,971	$1,462,200	$71,362	$299,409	20.5%
Savings and interest checking	2,285,968	2,108,486	168,228	9,254	0.4%
Money market	1,125,888	990,160	76,724	59,004	6.0%
Time certificates of deposits	725,703	649,620	115,936	(39,853)	(6.1)%
Total	$5,970,530	$5,210,466	$432,250	$327,814	6.3%
The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit investments for consumers, businesses and public entities. In addition, the Company may occasionally raise funds through brokered certificates of deposit. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. At June 30, 2015 and December 31, 2014, the Company had $59.7 million and $65.9 million, respectively, of brokered deposits of which $39.3 million and $44.9 million, respectively, were part of the CDARS program.

Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.

The Company’s borrowings consisted of the following as of the periods indicated:
Table 13 - Borrowings

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$108,190	$70,080
Short-term borrowings - one year and under (1)
Customer repurchase agreements and other short-term borrowings	119,439	147,890
Long-term borrowings - over one year (1)
Wholesale repurchase agreements	50,000	50,000
Junior subordinated debentures:
Capital Trust V	51,547	51,547
Slades Ferry Trust I	10,310	10,310
Central Trust I	5,258	5,258
Central Trust II	6,461	6,570
Subordinated debentures	35,000	65,000
Total long-term borrowings	$158,576	$188,685
Total borrowings	$386,205	$406,655
(1) Classification is based upon duration at origination and not predicated upon remaining time to maturity.
During the first quarter of 2015, the Company assumed, at fair value, an additional $51.2 million of FHLB borrowings as part of the Peoples acquisition. In addition, the Company redeemed $30.0 million of subordinated debt held at the Bank, as the debt had entered the window with 5 years left until maturity and as a result began losing its Tier 2 capital treatment. The Company did not incur a prepayment penalty as part of the redemption.
At June 30, 2015 and December 31, 2014, the Bank had $2.9 billion and $2.8 billion, respectively, of assets pledged as collateral against borrowings. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston and serve as collateral for repurchase agreements.

Capital Resources On June 18, 2015, the Company’s Board of Directors declared a cash dividend of $0.26 per share to stockholders of record as of the close of business on June 29, 2015. This dividend was paid on July 10, 2015.
The Federal Reserve Board, the FDIC and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet certain minimum ratios. Beginning January 1, 2015, the Company and the Bank are subject to the Basel Committee's December 2010 framework, commonly referred to as BASEL III, which substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions. These rules, among other things: (i) introduce a new capital measure called "Common Equity Tier 1" or CET 1; (ii) specify that Tier 1 capital consists of CET 1 and "Additional Tier 1 capital" instruments meeting specified requirements; (iii) apply most deductions/adjustments to regulatory capital measures to CET 1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios; and (iv) expand the scope of the reductions/adjustments from capital as compared to existing regulations. At June 30, 2015 and December 31, 2014, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods.

The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements for each period indicated:
Table 14 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	June 30, 2015
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$715,803	13.16%	435,257	≥	8.00%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	554,942	10.20%	$244,832	≥	4.50%	N/A		N/A
Tier 1 capital (to risk weighted assets)	624,812	11.48%	326,442	≥	6.00%	N/A		N/A
Tier 1 capital (to average assets)	624,812	9.21%	271,281	≥	4.00%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$696,012	12.81%	434,793	≥	8.00%	$543,491	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	640,021	11.78%	$244,571	≥	4.50%	353,269	≥	6.50%
Tier 1 capital (to risk weighted assets)	640,021	11.78%	326,095	≥	6.00%	434,793	≥	8.00%
Tier 1 capital (to average assets)	640,021	9.44%	271,088	≥	4.00%	338,860	≥	5.00%
	December 31, 2014
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$666,898	13.15%	$405,650	≥	8.00%	N/A		N/A
Tier 1 capital (to risk weighted assets)	551,836	10.88%	202,825	≥	4.00%	N/A		N/A
Tier 1 capital (to average assets)	551,836	8.84%	249,825	≥	4.00%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$607,100	11.98%	$405,465	≥	8.00%	$506,831	≥	10.00%
Tier 1 capital (to risk weighted assets)	527,038	10.40%	202,732	≥	4.00%	304,099	≥	6.00%
Tier 1 capital (to average assets)	527,038	8.44%	249,788	≥	4.00%	312,235	≥	5.00%
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company totaled $9.3 million and $8.3 million for the three months ended June 30, 2015 and 2014, respectively, and totaled $17.5 million and $16.5 million for the six months ended June 30, 2015 and 2014, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements. At both June 30, 2015 and 2014, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management As of June 30, 2015, the Rockland Trust Investment Management Group had assets under administration of $2.6 billion, representing approximately 5,145 trust, fiduciary, and agency accounts. At December 31, 2014, assets under administration were $2.5 billion, representing approximately 4,878 trust, fiduciary, and agency accounts. Included in these amounts as of June 30, 2015 and December 31, 2014 are assets under administration of $226.6 million and $215.6 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $4.9 million and $9.5 million for the three and six months ended June 30, 2015 and $4.6 million and $8.7 million for the three and six months ended June 30, 2014, respectively.
Additionally, for the three and six months ended June 30, 2015, retail investments and insurance revenue was $597,000 and $1.1 million, respectively, compared to $526,000 and $1.0 million for the three and six months ended June 30, 2014. Retail investments and insurance includes commission revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts, and Smith Companies LTD, a division of Capitas Financial, LLC.

RESULTS OF OPERATIONS
The following table provides a summary of results of operations:
Table 15 - Summary of Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Dollars in thousands)
Net Income	$17,451	$14,746	$26,910	$28,129
Diluted earnings per share	$0.67	$0.61	$1.05	$1.17
Return on average assets	1.00%	0.94%	0.80%	0.91%
Return on average equity	9.43%	9.65%	7.59%	9.34%
Net interest margin	3.43%	3.48%	3.47%	3.48%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
On a fully tax equivalent basis, net interest income for the second quarter of 2015 increased $4.8 million, or 9.6%, to $54.1 million, when compared to the second quarter of 2014, driven by the overall increase in interest earning assets.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and six months ending June 30, 2015 and 2014. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis or ("FTE") by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 16 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended June 30
	2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$97,274	$60	0.25%	$110,631	$69	0.25%
Securities
Securities - trading	500	—	—%	—	—	—%
Securities - taxable investments	787,023	4,852	2.47%	718,971	4,690	2.62%
Securities - nontaxable investments (1)	5,044	47	3.74%	6,107	63	4.14%
Total securities	792,567	4,899	2.48%	725,078	4,753	2.63%
Loans held for sale	9,726	58	2.39%	9,548	96	4.03%
Loans (2)
Commercial and industrial	860,242	8,499	3.96%	845,848	8,140	3.86%
Commercial real estate (1)	2,613,347	26,762	4.11%	2,284,621	24,723	4.34%
Commercial construction	291,658	3,204	4.41%	242,465	2,617	4.33%
Small business	88,884	1,219	5.50%	78,852	1,087	5.53%
Total commercial	3,854,131	39,684	4.13%	3,451,786	36,567	4.25%
Residential real estate	666,325	6,750	4.06%	540,178	5,320	3.95%
Home equity	885,618	7,541	3.42%	835,134	7,345	3.53%
Total consumer real estate	1,551,943	14,291	3.69%	1,375,312	12,665	3.69%
Other consumer	18,016	399	8.88%	17,819	449	10.11%
Total loans	5,424,090	54,374	4.02%	4,844,917	49,681	4.11%
Total interest-earning assets	$6,323,657	$59,391	3.77%	$5,690,174	$54,599	3.85%
Cash and due from banks	91,479			114,797
Federal Home Loan Bank stock	37,485			38,228
Other assets	525,239			422,739
Total assets	$6,977,860			$6,265,938
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,232,790	$883	0.16%	$2,041,213	$918	0.18%
Money market	1,113,748	742	0.27%	1,003,485	607	0.24%
Time deposits	730,825	1,297	0.71%	715,481	1,264	0.71%
Total interest-bearing deposits	$4,077,363	$2,922	0.29%	$3,760,179	$2,789	0.30%
Borrowings
Federal Home Loan Bank borrowings	$117,557	$565	1.93%	131,561	862	2.63%
Customer repurchase agreements and other short-term borrowings	125,495	50	0.16%	135,831	44	0.13%
Wholesale repurchase agreements	50,000	298	2.39%	50,000	289	2.32%
Junior subordinated debentures	73,604	1,003	5.47%	73,824	994	5.40%

Subordinated debentures	35,000	431	4.94%	30,000	254	3.40%
Total borrowings	$401,656	$2,347	2.34%	$421,216	$2,443	2.33%
Total interest-bearing liabilities	$4,479,019	$5,269	0.47%	$4,181,395	$5,232	0.50%
Demand deposits	1,653,485			1,387,906
Other liabilities	102,901			83,903
Total liabilities	$6,235,405			$5,653,204
Stockholders' equity	742,455			612,734
Total liabilities and stockholders' equity	$6,977,860			$6,265,938
Net interest income (1)		$54,122			$49,367
Interest rate spread (3)			3.30%			3.35%
Net interest margin (4)			3.43%			3.48%
Supplemental information
Total deposits, including demand deposits	$5,730,848	$2,922		$5,148,085	$2,789
Cost of total deposits			0.20%			0.22%
Total funding liabilities, including demand deposits	$6,132,504	$5,269		$5,569,301	$5,232
Cost of total funding liabilities			0.34%			0.38%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $375,000 and $314,000 for the three months ended June 30, 2015 and 2014, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $5.0 million and $6.1 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $67.9 million and $44.5 million, for the three months ended June 30, 2015 and 2014, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 17—Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Six Months Ended June 30
	2015			2014
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$73,120	$91	0.25%	$86,130	$106	0.25%
Securities
Securities - trading	340	—	—%	—	—	—%
Securities - taxable investments	766,248	9,479	2.49%	712,698	9,340	2.64%
Securities - nontaxable investments (1)	5,313	99	3.76%	6,125	126	4.15%
Total securities	771,901	9,578	2.50%	718,823	9,466	2.66%
Loans held for sale	8,670	109	2.54%	7,805	147	3.80%
Loans (2)
Commercial and industrial	857,865	16,707	3.93%	831,239	16,083	3.90%
Commercial real estate (1)	2,534,427	52,481	4.18%	2,283,207	48,925	4.32%
Commercial construction	285,886	6,104	4.31%	235,679	4,963	4.25%
Small business	87,698	2,391	5.50%	78,181	2,156	5.56%
Total commercial	3,765,876	77,683	4.16%	3,428,306	72,127	4.24%
Residential real estate	634,583	12,962	4.12%	540,280	10,486	3.91%
Home equity	877,697	14,960	3.44%	829,543	14,603	3.55%

Total consumer real estate	1,512,280	27,922	3.72%	1,369,823	25,089	3.69%
Other consumer	17,955	811	9.11%	18,519	934	10.17%
Total loans	5,296,111	106,416	4.05%	4,816,648	98,150	4.11%
Total interest-earning assets	$6,149,802	$116,194	3.81%	$5,629,406	$107,869	3.86%
Cash and due from banks	103,161			127,721
Federal Home Loan Bank stock	36,287			39,072
Other assets	509,728			414,099
Total assets	$6,798,978			$6,210,298
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,183,690	$1,744	0.16%	$2,002,314	$1,808	0.18%
Money market	1,081,788	1,418	0.26%	1,000,667	1,226	0.25%
Time deposits	710,292	2,523	0.72%	724,201	2,545	0.71%
Total interest-bearing deposits	$3,975,770	$5,685	0.29%	$3,727,182	$5,579	0.30%
Borrowings
Federal Home Loan Bank borrowings	$107,632	$1,066	2.00%	$141,362	$1,865	2.66%
Customer repurchase agreements and other short-term borrowings	132,129	113	0.17%	137,176	99	0.15%
Wholesale repurchase agreements	50,000	584	2.36%	50,000	574	2.32%
Junior subordinated debentures	73,632	1,996	5.47%	73,854	1,986	5.42%
Subordinated debentures	43,287	1,006	4.69%	30,000	502	3.37%
Total borrowings	$406,680	$4,765	2.36%	$432,392	$5,026	2.34%
Total interest-bearing liabilities	$4,382,450	$10,450	0.48%	$4,159,574	$10,605	0.51%
Demand Deposits	1,595,523			1,367,844
Other liabilities	105,862			75,627
Total liabilities	$6,083,835			$5,603,045
Stockholders' equity	715,143			607,253
Total liabilities and stockholders' equity	$6,798,978			$6,210,298
Net interest income (1)		$105,744			$97,264
Interest rate spread (3)			3.33%			3.35%
Net interest margin (4)			3.47%			3.48%
Supplemental information
Total deposit, including demand deposits	$5,571,293	$5,685		$5,095,026	$5,579
Cost of total deposits			0.21%			0.22%
Total funding liabilities, including demand deposits	$5,977,973	$10,450		$5,527,418	$10,605
Cost of total funding liabilities			0.35%			0.39%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $747,000 and $605,000 for the six months ended June 30, 2015 and 2014, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $5.3 million and $6.1 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $68.4 million and $44.7 million for the six months ended June 30, 2015 and 2014, respectively.

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

Table 18 - Volume Rate Analysis

	Three Months Ended June 30			Six Months Ended June 30
	2015 Compared To 2014			2015 Compared To 2014
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposit, federal funds sold and short term investments	$(1)	$(8)	$(9)	$1	$(16)	$(15)
Securities
Securities - taxable investments	(282)	444	162	(563)	702	139
Securities - nontaxable investments (1)	(5)	(11)	(16)	(10)	(17)	(27)
Total securities			146			112
Loans held for sale	(40)	2	(38)	(54)	16	(38)
Loans
Commercial and industrial	220	139	359	109	515	624
Commercial real estate (1)	(1,518)	3,557	2,039	(1,827)	5,383	3,556
Commercial construction	56	531	587	84	1,057	1,141
Small business	(6)	138	132	(27)	262	235
Total commercial			3,117			5,556
Residential real estate	188	1,242	1,430	646	1,830	2,476
Home equity	(248)	444	196	(491)	848	357
Total consumer real estate			1,626			2,833
Other consumer	(55)	5	(50)	(95)	(28)	(123)
Total loans (1)(2)			4,693			8,266
Total income of interest-earning assets			$4,792			$8,325
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(121)	$86	$(35)	$(228)	$164	$(64)
Money market	68	67	135	93	99	192
Time certificates of deposits	6	27	33	27	(49)	(22)
Total interest bearing deposits			133			106
Borrowings
Federal Home Loan Bank borrowings	(205)	(92)	(297)	(354)	(445)	(799)
Customer repurchase agreements and other short-term borrowings	9	(3)	6	18	(4)	14
Wholesale repurchase agreements	9	—	9	10	—	10
Junior subordinated debentures	12	(3)	9	16	(6)	10
Subordinated debt	135	42	177	282	222	504
Total borrowings			(96)			(261)
Total expense of interest-bearing liabilities			37			(155)
Change in net interest income			$4,755			$8,480

(1)	The table above reflects income determined on a fully tax equivalent basis. See footnote (1) to table 16 and 17 above for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense or benefit that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses totaled $700,000 and $200,000 for the three and six months ended June 30, 2015, as compared to a provision for loan losses of $2.3 million and $6.8 million for the comparable year-ago periods. The Company’s allowance for loan losses, as a percentage of total loans, was 1.01% at June 30, 2015, as compared to 1.11% at December 31, 2014 and 1.12% at June 30, 2014. The decrease in this ratio was driven largely by the loans acquired in the Peoples acquisition which were recorded at fair value, with no carryover of allowance. Additionally, the Company has experienced significantly reduced charge-offs combined with strong recoveries during the first half of 2015, which led to an overall reduced level of net charge-offs. For the three and six months ended June 30, 2015 net charge-offs totaled $220,000 and 305,000, respectively, a decrease of $1.1 million for the three months ended June 30, 2015 and a decrease of $5.1 million for the six month ended June 30, 2015.
Regional and local general economic conditions continued to improve during the second quarter of 2015, as measured by employment levels, economic activity, and other regional economic indicators. Job growth has been steady and unemployment levels have decreased. Local residential real estate sales prices were stable during the quarter on lower sales activity. Residential sales volume was slowed by the lingering effects of the severe winter weather which delayed some home purchases until later in the quarter and by lower available-for-sale inventories. Lower oil and gasoline prices are benefiting consumers and lowering business costs in the region, although some savings is being offset by higher natural gas and electricity costs. Commercial real estate market conditions were steady to improving, with most regional markets experiencing rising values and positive trends in rents and occupancy. Leading economic indicators suggest continued growth in the near term though slower global economic growth and geopolitical uncertainty could weigh on the economic outlook for the region.
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

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 19 - Noninterest Income

	Three Months Ended
	June 30		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,465	$4,463	$2	0.04%
Interchange and ATM fees	3,767	3,322	445	13.40%
Investment management	5,528	5,136	392	7.63%
Mortgage banking income	1,226	877	349	39.79%
Gain on life insurance benefits	—	337	(337)	(100.00)%
Gain (loss) on sale of equity securities	19	(20)	39	(195.00)%
Gain on sale of fixed income securities	798	—	798	100.00%
Increase in cash surrender value of life insurance policies	949	721	228	31.62%
Loan level derivative income	1,430	324	1,106	341.36%
Other noninterest income	2,079	1,697	382	22.51%
Total	$20,261	$16,857	$3,404	20.19%

	Six Months Ended
	June 30		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Deposit account fees	$8,631	$8,821	$(190)	(2.15)%
Interchange and ATM fees	6,868	6,298	570	9.05%
Investment management	10,635	9,739	896	9.20%
Mortgage banking income	2,352	1,364	988	72.43%
Gain on life insurance benefits	—	1,964	(1,964)	(100.00)%
Gain on sale of equity securities	19	71	(52)	(73.24)%
Gain on sale of fixed income securities	798	—	798	100.00%
Increase in cash surrender value of life insurance policies	1,727	1,443	284	19.68%
Loan level derivative income	1,848	1,070	778	72.71%
Other noninterest income	3,939	3,602	337	9.36%
Total	$36,817	$34,372	$2,445	7.11%
The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:
Deposit account fees benefited from the impact of the February Peoples acquisition, but were offset by a reduction in overdraft fees.
Interchange and ATM fees have increased as compared to the prior year periods as a result of the Peoples acquisition and successful growth of core checking accounts.
Investment management income growth is driven primarily from growth in overall assets under administration, which were $2.6 billion at June 30, 2015, an increase of $182.8 million, or 7.6%, as compared to June 30, 2014.
Mortgage banking income increased due to increased volumes of loan closings in 2015.
There was a gain on the sale of fixed income securities during the second quarter of 2015 due to the sales of mortgage backed securities and certain pooled trust preferred securities. There were no such gains in the prior periods.

Loan level derivative income increased due to increased customer demand.
Income from the cash surrender value of life insurance policies increased due primarily to the additional policies acquired from Peoples.
Other noninterest income increased during the three and six months ended June 30, 2015, mainly due to increases in asset based lending fee income, commercial loan late charge fees and low income housing tax credits.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 20 - Noninterest Expense

	Three Months Ended
	June 30		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$26,318	$22,843	$3,475	15.21%
Occupancy and equipment expenses	5,672	5,301	371	7.00%
Data processing & facilities management	1,228	1,179	49	4.16%
FDIC assessment	1,017	966	51	5.28%
Advertising expense	1,853	1,249	604	48.36%
Consulting expense	829	810	19	2.35%
Loss on sale of equity securities	8	—	8	100.00%
Loss on sale of fixed income securities	1,124	—	1,124	100.00%
Loss on termination of derivatives	—	1,122	(1,122)	(100.00)%
Merger and acquisition expenses	271	—	271	100.00%
Other noninterest expenses	10,324	9,510	814	8.56%
Total	$48,644	$42,980	$5,664	13.18%

	Six Months Ended
	June 30		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$51,606	$45,923	$5,683	12.38%
Occupancy and equipment expenses	12,066	11,447	$619	5.41%
Data processing & facilities management	2,350	2,432	$(82)	(3.37)%
FDIC assessment	1,973	1,871	$102	5.45%
Advertising expense	2,687	2,073	$614	29.62%
Consulting expense	1,585	1,368	$217	15.86%
Loss on sale of equity securities	8	—	$8	100.00%
Loss on sale of fixed income securities	1,124	—	$1,124	100.00%
Loss on termination of derivatives	—	1,122	$(1,122)	(100.00)%
Merger and acquisition expenses	10,501	77	$10,424	13,537.66%
Other noninterest expenses	19,722	18,553	$1,169	6.30%
Total	$103,622	$84,866	$18,756	22.10%
The primary reasons for the significant variances in the noninterest expense category shown in the preceding table are noted below:

The increase in salaries and employee benefits reflects overall increases in the employee base (including the Peoples acquisition) along with an increase in expenses associated with incentives, retirement benefits, medical insurance, payroll taxes, and commissions.
Occupancy and equipment expense increases were mainly attributable to increased snow removal costs that incurred in the first quarter of 2015 and by general expense increases due to the addition of Peoples facilities.
Advertising expenses increased in the current periods due to the timing of the spring campaign initiatives.
There was a loss on the sale of fixed income securities during the second quarter of 2015 due to the sales of mortgage backed securities and certain pooled trust preferred securities. There were no such losses in the prior periods.
During the second quarter of 2014, the Company used excess liquidity to repay $75.0 million of Federal Home Loan bank borrowings and terminated associated derivative positions which resulted in the recognition of a loss on the termination of derivatives. There were no such losses in the current period.
Other noninterest expenses increased in the current year periods due primarily to increases in other losses and charge-offs, debit card expense, legal fees, investment management systems, and mortgage operations expense. In addition on a year-to-date basis there were increases in provision for unfunded commitments, loss on extinguishment of debt, intangible amortization, and subscriptions.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 21 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Combined federal and state income tax provisions	$7,213	$5,934	$11,082	$11,284
Effective income tax rates	29.25%	28.69%	29.17%	28.63%
The Company's blended statutory tax rate was 40.7% for both of the three and six month periods ending June 30, 2015 and 40.85% for the three and six month periods ending June 30, 2014. The effective income tax rates noted in the table above are lower than the blended statutory tax rate due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in low income housing project investments. The increase in the effective income tax rate for 2015 is primarily due to a reduction in the benefits recognized from New Markets Tax Credits.

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
Table 22 - New Markets Tax Credit Recognition Schedule

Investment		2015	2016	2017	2018	2019	Total Remaining Credits
		(Dollars in thousands)
2009	10,000	600	—	—	—	—	600
2010	40,000	2,400	2,400	—	—	—	4,800
2012	21,400	1,285	1,285	1,285	1,285	—	5,140
2013	44,600	2,229	2,675	2,675	2,675	2,675	12,929
Total	$116,000	$6,514	$6,360	$3,960	$3,960	$2,675	$23,469

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2030, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $39.5 million, of which $24.8 million has been funded. It is expected that the limited partnership investments will generate a net tax benefit of approximately $1.4 million for the 2015 calendar year, and a total of $13.3 million over the remaining life of the investments, from the combination of the tax credits and operating losses.
Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry-back” refund claims could be made. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect of a change in enacted tax rates on the deferred tax assets is recognized in income in the period that includes the enactment date. The Company had no recorded tax valuation allowance as of June 30, 2015 and 2014.

Risk Management
The Company’s Board of Directors and Executive Management have identified significant risk categories which affect the Company. The risk categories include: credit risk, operations risk, compliance risk, strategic and reputation risk, market risk and liquidity risk. The Board of Directors has approved an Enterprise Risk Management Policy that addresses each category of risk. The Chief Executive Officer, Chief Financial Officer, Chief Information Officer, Director of Enterprise Risk Management, Executive Vice President of Commercial Lending and other members of management provide regular reports to the Board of Directors, identifying key risk issues and plans to address these issues. The Board of Directors will ensure the level of risk is within limits established by both the Risk Management Policy and other previously approved policies.
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
Operations Risk    Operations risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, disasters and security risks. The Company continuously strives to strengthen its system of internal controls, operating processes and employee awareness. The Bank has an Operations Risk Management Committee that meets monthly and reports to the Board quarterly or more frequently if warranted. The Committee is chaired by the Director of Enterprise Risk Management and members of the Committee include representatives from Audit, Finance, Technology, Operations, Information Security and periodic attendance from business units throughout the organization. An operations risk management dashboard is updated quarterly and reviewed with the Board.
Compliance Risk    Compliance risk represents the risk of regulatory sanctions or financial loss resulting from the Company’s failure to comply with rules and regulations issued by the various banking agencies, the U.S. Securities and Exchange Commission, the NASDAQ Stock Market, and standards of good banking practice. Activities which may expose the Company to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, adherence to all applicable laws and regulations, community reinvestment initiatives and employment and tax matters. Compliance risk is mitigated through the use of written policies and procedures, training of staff, and monitoring of activities for adherence to those procedures. The Bank has a Compliance Committee that meets quarterly and updates the Board and Management quarterly or more frequently if warranted.  The Committee is chaired by the Director of Compliance, and members of the Committee include representatives from each of the principal business lines as well as Audit, Finance, Technology and Information Security.
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
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for June 30, 2015 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual (12 to 24 months) shifts in interest. Additionally, the Company analyzed a separate alternative scenario, labeled "Flat Up 200". In this scenario the short term end of the yield curve increases 200 bps over the first 12 months of the simulation, while the long term end of the curve remains relatively flat.
The results of all scenarios are outlined in the table below:
Table 23 - Interest Rate Sensitivity

	Impact on Net Interest Income
	As of June 30,
	2015		2014
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(0.4)%	(3.5)%	(2.0)%	(4.2)%
+100	5.3%	8.4%	4.6%	6.4%
+200	10.7%	16.4%	9.3%	13.6%
+300	16.1%	24.3%	14.0%	20.9%
+400	21.3%	32.1%	18.7%	28.1%

Gradual rate shifts (basis points)
-100 over 12 months	0.1%	(2.1)%	0.3%	(2.9)%
+200 over 12 months	4.9%	14.3%	4.2%	11.9%
+400 over 24 months	4.9%	19.5%	4.2%	16.8%
Flat +500 over 12 months	6.0%	22.6%	5.2%	19.6%

Alternative scenarios
Flat up 200 basis points scenario	4.5%	11.4%	n/a	n/a

The Company's policy on interest rate risk simulation also specifies that estimated net interest income for the second year of all “core scenarios” should not decline by more than 15.0%. The Company was well within policy limits at June 30, 2015 and 2014. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
The most significant factors affecting market risk exposure of the Company’s net interest income during the six months ended June 30, 2015 were the shape of the U.S. Government securities and interest rate swap yield curve, the level of U.S. prime interest rate and LIBOR rates, and the level of interest rates being offered on long-term fixed rate loans.

The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by utilizing interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. Additionally, the Company may manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts and forward TBA mortgage contracts. The level of hedging activity the bank engages in, with regards to its mortgage portfolio, depends on whether the investor purchases the loan with a forward rate lock commitment. Loans with a predefined commitment are not hedged as the price is fixed by the investor at commitment. For loans without a predefined commitment from an investor, a change in market interest rates between the time the Company commits to terms on a loans and the time the Company ultimately sells the loan in the secondary market could reduce the gain (or increase the loss) the Company records on the sale. The Company may attempt to mitigate this risk by entering into forward sales commitments and forward TBA mortgage contracts in amounts sufficient to cover loans not locked by the investor. See Note 9, “Derivative and Hedging Activities” within Notes to Consolidated Financial Statements included in Item 1 hereof for additional information regarding the Company’s Derivative Financial Instruments.
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
The Company actively manages its liquidity position under the direction of the Asset Liability Committee of the Bank ("ALCO"). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB less short-term liabilities relative to total assets, was within policy limits at June 30, 2015. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 24 - Sources of Liquidity

	June 30, 2015			December 31, 2014
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$108,190	$796,489		$70,080	$755,712
Federal Reserve Bank of Boston	—	751,257		—	801,740
Unpledged Securities	—	349,433		—	297,871
Wholesale repurchase agreements	50,000	—	(3)	50,000	—	(3)
Customer repurchase agreements	119,439	—	(3)	147,890	—	(3)
Junior subordinated debentures (1)	73,576	—	(3)	73,685	—	(3)
Subordinated debt	35,000	—	(3)	65,000	—	(3)
Parent Company line of credit	—	20,000		—	20,000
Brokered deposits (2)	59,718	—	(3)	65,914	—	(3)
	$445,923	$1,917,179		$472,569	$1,875,323

(1)	Amounts shown are inclusive of fair value marks associated with previous acquisitions.

(2)	Inclusive of $39.3 million and $44.9 million of brokered deposits acquired through participation in the CDARS program as of June 30, 2015 and December 31, 2014, respectively.

(3)	The additional borrowing capacity has not been assessed for these categories.
In addition to policies used for managing operational liquidity, the Board of Directors and the ALCO recognize the need to establish reasonable guidelines for managing through an environment of heightened liquidity risk. Catalysts for elevated liquidity risk can be Bank-specific issues and/or systemic industry-wide events. It is therefore the responsibility of the Board and the ALCO to institute systems and controls to provide advanced detection of potentially significant funding shortages, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate/circumvent a potential liquidity crisis. As such, the Board of Directors and the ALCO have put a Liquidity Contingency Plan in place. The overall goal of this plan is to provide a framework for the Bank to help detect liquidity problems promptly and appropriately address potential liquidity problems in a timely manner. In a period of perceived heightened liquidity risk, the Liquidity Contingency Plan provides for the establishment of a Liquidity Crisis Task Force. The Liquidity Crisis Task Force is responsible for monitoring the potential for a liquidity crisis and for establishing and executing an appropriate response.
Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the three months ended June 30, 2015. See Note 9, "Derivative and Hedging Activities" and Note 13, "Commitments and Contingencies" within Notes to Consolidated Financial Statements included in Item 1 hereof for more information relating to the Company's off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the three months ended June 30, 2015. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a complete table of contractual obligations, commitments and contingencies.

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

Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At June 30, 2015, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business or due to acquisitions. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors
As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2015:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
April 1 to April 30, 2015	15,759	$43.12	—	—
May 1 to May 31, 2015	11,801	$41.61	—	—
June 1 to June 30, 2015	1,881	$45.08	—	—
Total	29,441		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants.

(2)	The Company does not currently have a stock repurchase program or plan in place.

Item  3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Index

No.	Exhibit

3(i)	Restated Articles of Organization is incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 20, 2015. (SEC File No. 001-09047)
3(ii)	Amended and Restated By-Laws Exhibit 3.2 to Form 8-K filed on July 20, 2015. (SEC File No. 001-09047)
10.1	Rockland Trust Company Amended and Restated 401(k) Restoration Plan incorporated by reference to Exhibit 4.1 to Form S-8 filed on April 20, 2015 (SEC File No. 333-203525).
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101	Interactive Data File *

*	Filed herewith

+	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

August 6, 2015	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

August 6, 2015	/s/ Robert Cozzone
Robert Cozzone Chief Financial Officer and Treasurer (Principal Financial Officer)