Form 10-Q/A
period 2015-06-30
INDEPENDENT BANK CORP
filed 2015-08-07
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which was originally filed on August 6, 2015 (the “Original Form 10-Q”), to correct the dates of the certifications contained in Exhibits 31.1, 31.2, 32.1 and 32.2 of the Original Form 10-Q and references therein to the incorrect report.  Corrected certifications are included as Exhibits 31.1, 31.2, 32.1 and 32.2  to this Amendment No. 1, and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications have been re-executed as of the date of filing of this Amendment No. 1.  We have repeated the entire text of the Original Form 10-Q in this Amendment No. 1.  Except for the corrected certifications, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-Q, and we have not updated disclosures contained therein to reflect any events that may have occurred at a date subsequent to the filing of the Original Form 10-Q.

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
INDEPENDENT BANK CORP.
(registrant)

August 7, 2015	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

August 7, 2015	/s/ Robert Cozzone
Robert Cozzone Chief Financial Officer and Treasurer (Principal Financial Officer)