Form 10-Q
period 2015-09-30
INDEPENDENT BANK CORP
filed 2015-11-05
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
Commission File Number: 1-9047
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2015, there were 26,236,991 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands, except share data)

	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$160,721	$143,342
Interest-earning deposits with banks	89,607	34,912
Securities
Securities - trading	454	—
Securities - available for sale	365,792	348,554
Securities - held to maturity (fair value $455,776 and $379,699)	448,139	375,453
Total securities	814,385	724,007
Loans held for sale (at fair value)	11,476	6,888
Loans
Commercial and industrial	862,512	860,839
Commercial real estate	2,659,342	2,347,323
Commercial construction	308,214	265,994
Small business	92,278	85,247
Residential real estate	651,937	530,259
Home equity - first position	531,364	513,518
Home equity - subordinate positions	376,530	350,345
Other consumer	15,944	17,208
Total loans	5,498,121	4,970,733
Less: allowance for loan losses	(55,205)	(55,100)
Net loans	5,442,916	4,915,633
Federal Home Loan Bank stock	37,485	33,233
Bank premises and equipment, net	73,738	64,074
Goodwill	201,083	170,421
Identifiable intangible assets	12,529	9,885
Cash surrender value of life insurance policies	133,573	109,854
Other real estate owned and other foreclosed assets	2,532	7,743
Other assets	155,444	144,920
Total assets	$7,135,489	$6,364,912
Liabilities and Stockholders' Equity
Deposits
Demand deposits	1,778,051	1,462,200
Savings and interest checking accounts	2,305,636	2,108,486
Money market	1,119,913	990,160
Time certificates of deposit of $100,000 and over	290,093	254,718
Other time certificates of deposits	421,170	394,902
Total deposits	5,914,863	5,210,466
Borrowings
Federal Home Loan Bank borrowings	104,133	70,080
Customer repurchase agreements and other short-term borrowings	138,449	147,890

Wholesale repurchase agreements	—	50,000
Junior subordinated debentures	73,520	73,685
Subordinated debentures	35,000	65,000
Total borrowings	351,102	406,655
Other liabilities	110,321	107,264
Total liabilities	6,376,286	5,724,385
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value. authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value. authorized: 75,000,000 shares, issued and outstanding: 26,212,238 shares at September 30, 2015 and 23,998,738 shares at December 31, 2014 (includes 244,510 and 254,500 shares of unvested participating restricted stock awards, respectively)	260	237
Shares held in rabbi trust at cost: 172,214 shares at September 30, 2015 and 176,849 shares at December 31, 2014	(3,883)	(3,666)
Deferred compensation and other retirement benefit obligations	3,883	3,666
Additional paid in capital	404,089	311,978
Retained earnings	355,537	330,444
Accumulated other comprehensive loss, net of tax	(683)	(2,132)
Total stockholders’ equity	759,203	640,527
Total liabilities and stockholders' equity	$7,135,489	$6,364,912
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Interest income
Interest and fees on loans	$54,557	$49,514	$160,261	$147,111
Taxable interest and dividends on securities	5,455	4,563	14,934	13,903
Nontaxable interest and dividends on securities	31	36	95	110
Interest on loans held for sale	64	159	173	306
Interest on federal funds sold and short-term investments	121	96	212	203
Total interest and dividend income	60,228	54,368	175,675	161,633
Interest expense
Interest on deposits	2,951	2,735	8,636	8,314
Interest on borrowings	2,232	2,070	6,997	7,095
Total interest expense	5,183	4,805	15,633	15,409
Net interest income	55,045	49,563	160,042	146,224
Provision for loan losses	800	1,901	1,000	8,653
Net interest income after provision for loan losses	54,245	47,662	159,042	137,571
Noninterest income
Deposit account fees	4,754	4,656	13,385	13,478
Interchange and ATM fees	3,949	3,375	10,817	9,672
Investment management	4,981	5,016	15,616	14,755
Mortgage banking income	1,480	1,015	3,832	2,379
Gain on life insurance benefits	—	—	—	1,964
Gain on sale of equity securities	—	67	19	138
Gain on sale of fixed income securities	—	—	798	—
Increase in cash surrender value of life insurance policies	958	774	2,685	2,217
Loan level derivative income	968	381	2,816	1,452
Other noninterest income	2,157	1,814	6,096	5,414
Total noninterest income	19,247	17,098	56,064	51,469
Noninterest expenses
Salaries and employee benefits	26,685	23,651	78,291	69,574
Occupancy and equipment expenses	5,443	5,027	17,509	16,474
Data processing and facilities management	1,112	1,178	3,462	3,609
FDIC assessment	1,020	957	2,993	2,828
Advertising expense	1,414	1,179	4,101	3,252
Consulting expense	867	737	2,451	2,105
Legal fees	746	547	1,462	1,397
Loss on sale of equity securities	—	—	8	—
Loss on sale of fixed income securities	—	—	1,124	—
Loss on termination of derivatives	—	—	—	1,122
Merger and acquisition expense	—	677	10,501	754
Other noninterest expenses	9,744	8,654	28,750	26,359
Total noninterest expenses	47,031	42,607	150,652	127,474
Income before income taxes	26,461	22,153	64,454	61,566
Provision for income taxes	7,867	6,415	18,949	17,699
Net income	$18,594	$15,738	$45,505	$43,867
Basic earnings per share	$0.71	$0.66	$1.77	$1.84
Diluted earnings per share	$0.71	$0.66	$1.76	$1.83
Weighted average common shares (basic)	26,200,621	23,911,678	25,774,571	23,876,391
Common shares equivalents	63,493	90,685	72,921	95,320
Weighted average common shares (diluted)	26,264,114	24,002,363	25,847,492	23,971,711
Cash dividends declared per common share	$0.26	$0.24	$0.78	$0.72
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net income	$18,594	$15,738	$45,505	$43,867
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	1,211	(850)	544	3,462
Net change in fair value of cash flow hedges	132	578	596	2,085
Net change in other comprehensive income for defined benefit postretirement plans	110	(39)	309	(117)
Total other comprehensive income (loss)	1,453	(311)	1,449	5,430
Total comprehensive income	$20,047	$15,427	$46,954	$49,297
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except share and per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation and Other Retirement Benefit Obligations	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2014	23,998,738	$237	$(3,666)	$3,666	$311,978	$330,444	$(2,132)	$640,527
Net income	—	—	—	—	—	45,505	—	45,505
Other comprehensive income	—	—	—	—	—	—	1,449	1,449
Common dividend declared ($0.78 per share)	—	—	—	—	—	(20,412)	—	(20,412)
Common stock issued for acquisition	2,052,137	21	—	—	86,394	—	—	86,415
Proceeds from exercise of stock options, net of cash paid	78,240	1	—	—	1,364	—	—	1,365
Tax benefit related to equity award activity	—	—	—	—	776	—	—	776
Stock based compensation	—	—	—	—	2,028	—	—	2,028
Restricted stock awards issued, net of awards surrendered	36,901	1	—	—	(646)	—	—	(645)
Shares issued under direct stock purchase plan	46,222	—	—	—	2,023	—	—	2,023
Deferred compensation and other retirement benefit obligations	—	—	(217)	217		—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	172	—	—	172
Balance September 30, 2015	26,212,238	$260	$(3,883)	$3,883	$404,089	$355,537	$(683)	$759,203

Balance December 31, 2013	23,805,984	$235	$(3,404)	$3,404	$305,179	$293,560	$(7,434)	$591,540
Net income	—	—	—	—	—	43,867	—	43,867
Other comprehensive income	—	—	—	—	—	—	5,430	5,430
Common dividend declared ($0.72 per share)	—	—	—	—	—	(17,201)	—	(17,201)
Proceeds from exercise of stock options, net of cash paid	24,609	1	—	—	582	—	—	583
Tax benefit related to equity award activity	—	—	—	—	438	—	—	438
Stock based compensation	—	—	—	—	2,075	—	—	2,075
Restricted stock awards issued, net of awards surrendered	55,675	1	—	—	(644)	—	—	(643)
Shares issued under direct stock purchase plan	25,410	—	—	—	959	—	—	959
Deferred compensation and other retirement benefit obligations	—	—	(187)	187	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	134	—	—	134
Balance September 30, 2014	23,911,678	$237	$(3,591)	$3,591	$308,723	$320,226	$(2,004)	$627,182
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Nine Months Ended
	September 30
	2015	2014
Cash flow from operating activities
Net income	$45,505	$43,867
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,327	9,182
Provision for loan losses	1,000	8,653
Deferred income tax expense	5,372	459
Net (gain) loss on sale of securities	315	(138)
Net loss on fixed assets	213	505
Loss on termination of derivatives	—	1,122
Net loss on other real estate owned and foreclosed assets	1,070	361
Realized gain on sale leaseback transaction	(775)	(775)
Stock based compensation	2,028	2,075
Excess tax benefit related to equity award activity	(776)	(438)
Increase in cash surrender value of life insurance policies	(2,685)	(2,213)
Gain on life insurance benefits	—	(1,964)
Change in fair value on loans held for sale	(3)	(1)
Net change in
Trading assets	(454)	—
Loans held for sale	(4,585)	(3,697)
Other assets	4,314	11,156
Other liabilities	2,209	(792)
Total adjustments	16,570	23,495
Net cash provided by operating activities	62,075	67,362
Cash flows used in investing activities
Proceeds from sales of securities available for sale	14,344	945
Proceeds from maturities and principal repayments of securities available for sale	60,507	35,936
Purchases of securities available for sale	(49,086)	(36,577)
Proceeds from maturities and principal repayments of securities held to maturity	44,706	32,864
Purchases of securities held to maturity	(117,286)	(54,681)
Redemption of Federal Home Loan Bank stock	—	6,693
Investments in low income housing projects	(14,817)	(13,660)
Purchases of life insurance policies	(115)	(10,116)
Proceeds from life insurance policies	—	6,309
Net increase in loans	(65,650)	(242,207)
Cash used in business combinations, net of cash acquired	(13,448)	—
Purchases of bank premises and equipment	(6,846)	(5,987)
Proceeds from the sale of bank premises and equipment	1,233	1,064
Payments on early termination of hedging relationship	—	(1,122)
Proceeds from the sale of other real estate owned and foreclosed assets	7,378	4,269
Net capital improvements to other real estate owned	(961)	(1,772)

Net cash used in investing activities	(140,041)	(278,042)
Cash flows provided by financing activities
Net decrease in time deposits	(54,293)	(71,164)
Net increase in other deposits	326,440	387,180
Net repayments of short-term Federal Home Loan Bank borrowings	(10,000)	(75,000)
Repayments of long-term Federal Home Loan Bank borrowings	(7,000)	(5,000)
Net increase (decrease) in customer repurchase agreements	(9,441)	3,904
Repayments of wholesale repurchase agreements	(50,000)	—
Net decrease in other short term borrowings	—	(5,000)
Repayments of subordinated debentures	(30,000)	—
Net proceeds from exercise of stock options	1,365	583
Restricted stock awards issued, net of awards surrendered	(645)	(643)
Excess tax benefit from stock based compensation	776	438
Tax benefit from deferred compensation distribution	172	134
Proceeds from shares issued under direct stock purchase plan	2,023	959
Common dividends paid	(19,357)	(16,704)
Net cash provided by financing activities	150,040	219,687
Net increase in cash and cash equivalents	72,074	9,007
Cash and cash equivalents at beginning of year	178,254	216,325
Cash and cash equivalents at end of period	250,328	225,332
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$2,134	$5,039
Other net transfers to other real estate owned	$142	$—
Net increase in capital commitments relating to low income housing project investments	$2,085	$27,839
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

FASB ASC Topic 805 "Business Combinations" Update No. 2015-16. Update No. 2015-16 was issued in September 2015, requiring an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting has been completed at the acquisition date. Additionally, an entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

FASB ASC Subtopic 835-30 "Interest-Imputation of Interest" Update No. 2015-15. Update No. 2015-15 was issued in August 2015 due to the guidance in Updated 2015-03 not addressing presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

FASB ASC Topic 606 "Revenue from Contracts with Customers" Update No. 2015-14. Update No. 2015-14 was issued in August 2015 to defer the effective date of Updated 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Updated 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the potential impact of this amendment on the Company's consolidated financial position.

FASB ASC Topic 805 "Business Combinations - Pushdown Accounting" Update No. 2015-08. Update No. 2015-08 was issued in May 2015 to remove references and to amend certain previously issued pushdown accounting guidance. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

FASB ASC Subtopic 350-40 "Intangibles - Goodwill and Other - Internal - Use Software" Update No. 2015-05. Update No. 2015-05 was issued in April 2015 to provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change current accounting for service contracts. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

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

The Company accounted for the acquisition using the acquisition method pursuant to the Business Combinations Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). Accordingly, the Company recorded merger and acquisition expenses of $10.5 million during the nine months ended September 30, 2015. There were no merger and acquisition expenses during the three months ended September 30, 2015. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(Dollars in thousands)
Net interest income after provision for loan losses	$54,245	$52,089	$161,700	$150,878
Net income	18,594	15,590	50,360	44,772
Excluded from the pro forma results of operations for the nine months ended September 30, 2015 are merger-related costs of $16.7 million recognized by both the Company and Peoples in the aggregate. There were no merger and acquisition expenses recognized during the three months ended September 30, 2015. These costs were primarily made up of contract terminations arising due to the change in control, the acceleration of certain compensation and benefit costs, and other merger expenses.

NOTE 4 - SECURITIES
Trading Securities

As of September 30, 2015, the Company had trading securities of $454,000. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and non-qualified deferred compensation plan.
Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods below:

	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$36,895	$692	$—	$37,587	$41,369	$139	$(22)	$41,486
Agency mortgage-backed securities	206,778	6,247	(104)	212,921	211,168	7,203	(693)	217,678
Agency collateralized mortgage obligations	51,868	611	(404)	52,075	63,059	599	(623)	63,035
State, county, and municipal securities	4,557	114	—	4,671	5,106	117	—	5,223
Single issuer trust preferred securities issued by banks	2,877	9	(45)	2,841	2,913	12	(16)	2,909
Pooled trust preferred securities issued by banks and insurers (1)	2,226	—	(640)	1,586	7,906	195	(1,780)	6,321
Small business administration pooled securities	41,018	155	(17)	41,156	—	—	—	—
Equity securities	13,200	245	(490)	12,955	11,572	567	(237)	11,902
Total available for sale securities	$359,419	$8,073	$(1,700)	$365,792	$343,093	$8,832	$(3,371)	$348,554
Held to maturity securities
U.S. Treasury securities	$1,009	$75	$—	$1,084	$1,010	$63	$—	$1,073
Agency mortgage-backed securities	172,684	5,718	—	178,402	159,522	5,422	—	164,944
Agency collateralized mortgage obligations	230,820	2,769	(1,679)	231,910	198,220	1,842	(3,478)	196,584
State, county, and municipal securities	225	4	—	229	424	4	—	428
Single issuer trust preferred securities issued by banks	1,500	—	(4)	1,496	1,500	—	(23)	1,477
Small business administration pooled securities	36,901	712	—	37,613	9,775	299	—	10,074
Corporate debt securities	5,000	42	—	5,042	5,002	117	—	5,119
Total held to maturity securities	$448,139	$9,320	$(1,683)	$455,776	$375,453	$7,747	$(3,501)	$379,699
Total	$807,558	$17,393	$(3,383)	$821,568	$718,546	$16,579	$(6,872)	$728,253
(1)    Gross unrealized gains and gross unrealized losses include $230,000 of a net loss on non-credit related other-than-temporary impairment ("OTTI") at December 31, 2014. There was no non-credit related OTTI at September 30, 2015.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(Dollars in thousands)
Equity securities classified as available for sale:
Gross realized gains	$—	$67	$19	$138
Gross realized losses	—	—	(8)	—
Net realized gain on equity securities	$—	$67	$11	$138
Fixed income securities classified as available for sale:
Gross realized gains	$—	$—	$798	$—
Gross realized losses	—	—	(1,124)	—
Net realized loss on fixed income securities	$—	$—	$(326)	$—

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of September 30, 2015 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—	$5,225	$5,271
Due after one year to five years	42,709	43,495	118	120
Due after five to ten years	81,841	83,361	29,013	29,954
Due after ten years	221,669	225,981	413,783	420,431
Total debt securities	$346,219	$352,837	$448,139	$455,776
Equity securities	$13,200	$12,955	$—	$—
Total	$359,419	$365,792	$448,139	$455,776
Inclusive in the table above is $25.1 million of callable securities in the Company’s investment portfolio at September 30, 2015.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $322.6 million and $340.0 million at September 30, 2015 and December 31, 2014, respectively.
At September 30, 2015 and December 31, 2014, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.
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
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2015
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	8	$6,886	$(18)	$4,515	$(86)	$11,401	$(104)
Agency collateralized mortgage obligations	12	16,667	(135)	85,255	(1,948)	101,922	(2,083)
Single issuer trust preferred securities issued by banks and insurers	3	2,541	(15)	1,039	(34)	3,580	(49)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,586	(640)	1,586	(640)
Small business administration pooled securities	1	11,982	(17)	—	—	11,982	(17)
Equity securities	33	2,627	(178)	5,018	(312)	7,645	(490)
Total temporarily impaired securities	58	$40,703	$(363)	$97,413	$(3,020)	$138,116	$(3,383)

	December 31, 2014
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S.government agency securities	22	$21,950	$(22)	$—	$—	$21,950	$(22)
Agency mortgage-backed securities	17	3,471	(1)	42,222	(692)	45,693	(693)
Agency collateralized mortgage obligations	14	35,083	(331)	94,974	(3,770)	130,057	(4,101)
Single issuer trust preferred securities issued by banks and insurers	2	2,553	(39)	—	—	2,553	(39)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,681	(1,356)	2,681	(1,356)
Equity securities	23	1,480	(74)	4,072	(163)	5,552	(237)
Total temporarily impaired securities	80	$64,537	$(467)	$143,949	$(5,981)	$208,486	$(6,448)
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at September 30, 2015:

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

•
Single Issuer Trust Preferred Securities: This portfolio consists of three securities, one of which is below investment grade. The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market in the current economic environment. Management evaluates various financial metrics for the issuers, including regulatory capital ratios of the issuers.

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

The following table shows the total OTTI that the Company recorded for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(Dollars in thousands)
Gross change in OTTI recorded on certain investments	$—	$235	$84	$1,264
Portion of OTTI recognized in OCI	—	(235)	(84)	(1,264)
Total credit related OTTI recognized in earnings	$—	$—	$—	$—
The following table shows the cumulative credit related component of OTTI for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$—	$(9,997)	$(9,997)	$(9,997)
Add
Incurred on securities not previously impaired	—	—	—	—
Incurred on securities previously impaired	—	—	—	—
Less
Securities sold during the period	—	—	9,997	—
Reclassification due to changes in Company's intent	—	—	—	—
Increases in cash flow expected to be collected	—	—	—	—
Balance at end of period	$—	$(9,997)	$—	$(9,997)

NOTE 5 - LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY
The following tables bifurcate the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	September 30, 2015
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$856,916	$2,618,612	$307,908	$91,307	$627,031	$901,863	$15,330	$5,418,967
Individually evaluated for impairment	$5,596	$29,506	$306	$971	$15,247	$5,777	$611	$58,014
Purchased credit impaired loans	$—	$11,224	$—	$—	$9,659	$254	$3	$21,140
Total loans by group	$862,512	$2,659,342	$308,214	$92,278	$651,937	$907,894	$15,944	$5,498,121	(1)

	December 31, 2014
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$856,185	$2,304,099	$265,501	$84,159	$505,799	$858,305	$16,335	$4,890,383
Individually evaluated for impairment	$4,654	$30,729	$311	$1,088	$15,055	$5,330	$868	$58,035
Purchased credit impaired loans	$—	$12,495	$182	$—	$9,405	$228	$5	$22,315
Total loans by group	$860,839	$2,347,323	$265,994	$85,247	$530,259	$863,863	$17,208	$4,970,733	(1)

(1)	The amount of net deferred costs included in the ending balance was $4.0 million and $2.8 million at September 30, 2015 and December 31, 2014, respectively.
The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended September 30, 2015
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,279	$26,359	$4,071	$1,248	$2,551	$4,871	$616	$54,995
Charge-offs	(497)	(28)	—	(2)	(40)	(249)	(349)	(1,165)
Recoveries	22	152	—	57	6	130	208	575
Provision (benefit)	(518)	582	422	(20)	75	128	131	800
Ending balance	$14,286	$27,065	$4,493	$1,283	$2,592	$4,880	$606	$55,205

	Three Months Ended September 30, 2014
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,929	$25,095	$3,757	$1,154	$2,879	$4,969	$755	$54,538
Charge-offs	(504)	(691)	—	(73)	(199)	(160)	(279)	(1,906)
Recoveries	6	57	—	29	178	67	135	472
Provision (benefit)	91	1,248	356	45	(36)	71	126	1,901
Ending balance	$15,522	$25,709	$4,113	$1,155	$2,822	$4,947	$737	$55,005

	Nine Months Ended September 30, 2015
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,573	$25,873	$3,945	$1,171	$2,834	$4,956	$748	$55,100
Charge-offs	(1,531)	(236)	—	(198)	(242)	(659)	(922)	(3,788)
Recoveries	903	1,006	—	189	52	234	509	2,893
Provision (benefit)	(659)	422	548	121	(52)	349	271	1,000
Ending balance	$14,286	$27,065	$4,493	$1,283	$2,592	$4,880	$606	$55,205
Ending balance: individually evaluated for impairment	$252	$225	$—	$28	$1,313	$245	$27	$2,090
Ending balance: collectively evaluated for impairment	$14,034	$26,840	$4,493	$1,255	$1,279	$4,635	$579	$53,115
	Nine Months Ended September 30, 2014
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,622	$24,541	$3,371	$1,215	$2,760	$5,036	$694	$53,239
Charge-offs	(1,757)	(4,273)	—	(469)	(653)	(562)	(908)	(8,622)
Recoveries	213	322	—	168	368	215	449	1,735
Provision (benefit)	1,444	5,119	742	241	347	258	502	8,653
Ending balance	$15,522	$25,709	$4,113	$1,155	$2,822	$4,947	$737	$55,005
Ending balance: individually evaluated for impairment	$541	$315	$—	$10	$1,521	$269	$43	$2,699
Ending balance: collectively evaluated for impairment	$14,981	$25,394	$4,113	$1,145	$1,301	$4,678	$694	$52,306
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

•
Commercial Construction: Loans in this category consist of short-term construction loans, revolving and nonrevolving credit lines and construction/permanent loans to finance the acquisition, development and construction or rehabilitation of real property.  Project types include residential 1-4 family, condominium and multi-family homes, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties.  Loans may be written with nonamortizing or hybrid payment structures depending upon the type of project.  Collateral values are determined based upon third party appraisals and evaluations.  Loan to value ratios at origination are governed by established policy and regulatory guidelines.  Repayment sources vary depending upon the type of project and may consist of sale or lease of units, operating cash flows or liquidation of other assets.

•
Small Business: Loans in this category consist of revolving, term loan and mortgage obligations extended to sole proprietors and small businesses for purposes of financing working capital and/or capital investment.  Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant & equipment, or real estate if applicable.  Repayment sources consist primarily of operating cash flows, and secondarily, liquidation of assets.

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
The following table details the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		September 30, 2015
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$796,556	$2,504,079	$297,405	$88,793	$3,686,833
Potential weakness	7	45,609	93,609	10,280	2,666	152,164
Definite weakness-loss unlikely	8	20,272	60,421	529	735	81,957
Partial loss probable	9	75	1,233	—	84	1,392
Definite loss	10	—	—	—	—	—
Total		$862,512	$2,659,342	$308,214	$92,278	$3,922,346

		December 31, 2014
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$801,578	$2,196,109	$248,696	$81,255	$3,327,638
Potential weakness	7	37,802	82,372	15,464	2,932	138,570
Definite weakness-loss unlikely	8	20,241	67,571	1,834	949	90,595
Partial loss probable	9	1,218	1,271	—	111	2,600
Definite loss	10	—	—	—	—	—
Total		$860,839	$2,347,323	$265,994	$85,247	$3,559,403

For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. However, the Company does supplement performance data with current Fair Isaac Corporation (“FICO”) scores and Loan to Value (“LTV”) estimates. Current FICO data is purchased and appended to all consumer loans on a quarterly basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios, periodically. The following table shows the weighted average FICO scores and the weighted average combined LTV ratios as of the periods indicated below:

	September 30, 2015	December 31, 2014
Residential portfolio
FICO score (re-scored)(1)	741	739
LTV (re-valued)(2)	60.8%	67.1%
Home equity portfolio
FICO score (re-scored)(1)	765	764
LTV (re-valued)(2)	50.9%	53.6%

(1)
The average FICO scores for September 30, 2015 are based upon rescores available from August 31, 2015 and origination score data for loans booked between September 1, 2015 and September 30, 2015. The average FICO scores for December 31, 2014 are based upon rescores available from November 30, 2014 and origination score data for loans booked between December 1, 2014 and December 31, 2014.

(2)
The combined LTV ratios for September 30, 2015 are based upon updated automated valuations as of March 31, 2015 and origination value data for loans booked between April 1, 2015 and September 30, 2015. The combined LTV ratios for December 31, 2014 are based upon updated automated valuations as of February 28, 2013 and actual score data for loans booked from March 1, 2013 through December 31, 2014. For home equity loans and lines in a subordinate lien position, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

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

The following table shows nonaccrual loans at the dates indicated:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$4,114	$2,822
Commercial real estate	8,699	7,279
Commercial construction	307	311
Small business	159	246
Residential real estate	9,106	8,697
Home equity	7,142	8,038
Other consumer	40	—
Total nonaccrual loans(1)	$29,567	$27,393

(1)	Included in these amounts were $5.2 million of nonaccruing TDRs at both September 30, 2015 and December 31, 2014, respectively.
The following table shows information regarding foreclosed residential real estate property at the date indicated:

September 30, 2015
(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$1,700
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,465
The following table shows the age analysis of past due financing receivables as of the dates indicated:

	September 30, 2015
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	6	$383	3	$920	10	$3,334	19	$4,637	$857,875	$862,512	$—
Commercial real estate	6	1,222	4	746	16	4,769	26	6,737	2,652,605	2,659,342	—
Commercial construction	—	—	—	—	1	306	1	306	307,908	308,214	—
Small business	8	27	4	44	10	105	22	176	92,102	92,278	—
Residential real estate	12	1,620	9	1,760	23	4,096	44	7,476	644,461	651,937	—
Home equity	27	1,770	13	769	14	1,295	54	3,834	904,060	907,894	—
Other consumer (1)	308	262	9	16	13	33	330	311	15,633	15,944	—
Total	367	$5,284	42	$4,255	87	$13,938	496	$23,477	$5,474,644	$5,498,121	$—

	December 31, 2014
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	18	$3,192	10	$1,007	19	$2,320	47	$6,519	$854,320	$860,839	$—
Commercial real estate	19	13,428	6	1,480	16	4,225	41	19,133	2,328,190	2,347,323	—
Commercial construction	1	506	—	—	1	311	2	817	265,177	265,994	—
Small business	7	21	8	113	7	173	22	307	84,940	85,247	—
Residential real estate	13	1,670	10	1,798	36	4,826	59	8,294	521,965	530,259	106
Home equity	20	1,559	7	307	23	2,402	50	4,268	859,595	863,863	—
Other consumer (1)	318	382	16	23	15	15	349	420	16,788	17,208	13
Total	396	$20,758	57	$4,728	117	$14,272	570	$39,758	$4,930,975	$4,970,733	$119

(1) Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.

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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
TDRs on accrual status	$37,477	$38,382
TDRs on nonaccrual	5,201	5,248
Total TDRs	$42,678	$43,630
Amount of specific reserves included in the allowance for loan losses associated with TDRs	$1,681	$2,004
Additional commitments to lend to a borrower who has been a party to a TDR	$1,366	$1,400
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
The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	1	$100	$100	10	$1,153	$1,153
Commercial real estate	1	653	653	6	2,963	2,963
Small business	2	103	103	7	269	269
Residential real estate	2	218	245	5	376	403
Home equity	1	36	36	4	251	251
Total	7	$1,110	$1,137	32	$5,012	$5,039

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	3	$193	$193	12	$744	$744
Commercial real estate	5	2,095	2,095	13	4,225	4,225
Small business	—	—	—	1	58	58
Residential real estate	1	156	158	8	1,388	1,419
Home equity	2	55	55	9	781	781
Other consumer	—	—	—	1	8	8
Total	11	$2,499	$2,501	44	$7,204	$7,235

(1)
The post-modification balances represent the legal principal balance of the loan on the date of modification. These amounts may show an increase when modifications include a capitalization of interest.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the period indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Extended maturity	$855	$1,902	$2,204	$3,403
Adjusted interest rate	—	—	—	726
Combination rate and maturity	246	599	2,769	2,269
Court ordered concession	36	—	66	837
Total	$1,137	$2,501	$5,039	$7,235
The Company considers a loan to have defaulted when it reaches 90 days past due. The following table shows loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated:

	Three Months Ended September 30
	2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial and industrial	—	—	1	46
Residential real estate	—	—	1	87
	—	$—	2	$133

	Nine Months Ended September 30
	2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial real estate	2	$880	—	$—
Commercial and industrial	3	339	1	46
Residential real estate	—	—	3	214
	5	$1,219	4	$260
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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio at the dates indicated:

	September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,041	$2,193	$—
Commercial real estate	13,740	14,835	—
Commercial construction	306	308	—
Small business	458	494	—
Residential real estate	3,555	3,658	—
Home equity	4,564	4,631	—
Other consumer	195	196	—
Subtotal	24,859	26,315	—
With an allowance recorded
Commercial and industrial	$3,555	$3,641	$252
Commercial real estate	15,766	15,938	225
Small business	513	543	28
Residential real estate	11,692	12,806	1,313
Home equity	1,213	1,359	245
Other consumer	416	430	27
Subtotal	33,155	34,717	2,090
Total	$58,014	$61,032	$2,090

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$3,005	$3,278	$—
Commercial real estate	15,982	17,164	—
Commercial construction	311	311	—
Small business	692	718	—
Residential real estate	2,439	2,502	—
Home equity	4,169	4,221	—
Other consumer	338	341	—
Subtotal	26,936	28,535	—
With an allowance recorded
Commercial and industrial	$1,649	$1,859	$412
Commercial real estate	14,747	15,514	197
Small business	396	458	7
Residential real estate	12,616	13,727	1,500
Home equity	1,161	1,264	262
Other consumer	530	530	38
Subtotal	31,099	33,352	2,416
Total	$58,035	$61,887	$2,416
The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,080	$11	$2,204	$41
Commercial real estate	13,876	89	14,433	337
Commercial construction	307	—	309	—
Small business	465	4	484	14
Residential real estate	3,566	42	3,601	123
Home equity	4,585	44	4,670	134
Other consumer	198	4	207	12
Subtotal	25,077	194	25,908	661
With an allowance recorded
Commercial and industrial	$3,687	$10	$3,894	$57
Commercial real estate	15,830	204	15,993	609
Small business	540	7	564	22
Residential real estate	11,698	106	11,764	358
Home equity	1,221	4	1,238	13
Other consumer	421	4	443	11
Subtotal	33,397	335	33,896	1,070
Total	$58,474	$529	$59,804	$1,731

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$4,411	$47	$4,743	$155
Commercial real estate	16,517	154	17,098	492
Small business	840	8	889	25
Residential real estate	2,806	34	2,836	71
Home equity	4,405	45	4,456	136
Other consumer	365	5	382	19
Subtotal	29,655	293	30,715	904
With an allowance recorded
Commercial and industrial	$3,889	$24	$4,285	$98
Commercial real estate	17,509	233	17,674	700
Small business	427	7	452	22
Residential real estate	12,841	106	12,959	324
Home equity	1,111	4	1,124	15
Other consumer	625	5	656	17
Subtotal	36,402	379	37,150	1,176
Total	$66,057	$672	$67,865	$2,080

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

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Outstanding balance	$23,877	$25,279
Carrying amount	$21,140	$22,315

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning balance	$2,527	$3,845	$2,974	$2,514
Acquisition	—	—	319	—
Accretion	(592)	(667)	(2,138)	(1,722)
Other change in expected cash flows (1)	278	380	978	2,572
Reclassification from nonaccretable difference for loans which have paid off (2)	218	—	298	194
Ending balance	$2,431	$3,558	$2,431	$3,558
(1) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).
(2) Results in increased interest income during the period in which the loan paid off at amount greater than originally expected.

NOTE 6 -EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(Dollars in thousands, except share and per share data)
Net income	$18,594	$15,738	$45,505	$43,867

Weighted Average Shares
Basic shares	26,200,621	23,911,678	25,774,571	23,876,391
Effect of dilutive securities	63,493	90,685	72,921	95,320
Diluted shares	26,264,114	24,002,363	25,847,492	23,971,711

Net income per share
Basic EPS	$0.71	$0.66	$1.77	$1.84
Effect of dilutive securities	—	—	(0.01)	(0.01)
Diluted EPS	$0.71	$0.66	$1.76	$1.83
There were no anti-dilutive options to purchase common stock or shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share during the three or nine months ended September 30, 2015 and 2014.

NOTE 7 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the nine months ended September 30, 2015, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value	Vesting Period
2/11/2015	31,500	2005 Employee Stock Plan	$39.42	Ratably over 5 years from grant date
2/12/2015	25,910	2005 Employee Stock Plan	$40.03	Ratably over 5 years from grant date
3/19/2015	3,800	2005 Employee Stock Plan	$43.56	Ratably over 5 years from grant date
4/27/2015	625	2005 Employee Stock Plan	$41.61	At the end of 3 years from grant date
4/27/2015	1,875	2005 Employee Stock Plan	$41.61	At the end of 5 years from grant date
5/27/2015	8,800	2010 Non-Employee Director Stock Plan	$45.02	At the end of 5 years from grant date
7/14/2015	800	2010 Non-Employee Director Stock Plan	$47.82	Once on May 27, 2020
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
Stock Options
The Company did not issue any awards of options to purchase shares of common stock during the nine months ended September 30, 2015.

NOTE 8 - REPURCHASE AGREEMENTS

The Company can raise additional liquidity by entering into repurchase agreements at its discretion. In a security repurchase agreement transaction, the Company will generally sell a security, agreeing to repurchase either the same or substantially identical security on a specified later date, at a greater price than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense. The securities underlying the agreements are delivered to counterparties as security for the repurchase obligations. Since the securities are treated as collateral and the agreement does not qualify for a full transfer of effective control, the transactions does not meet the criteria to be classified as a sale, and is therefore considered a secured borrowing transaction for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement the Company is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Company either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Company's safekeeping agents. The table below sets forth information regarding the Company’s repurchase agreements allocated by source of collateral at the date indicated:

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(Dollars in thousands)
Sources of Collateral
U.S. government agency securities	$10,148	$—	$—	$—	$10,148
Agency mortgage-backed securities	68,601	—	—	—	68,601
Agency collateralized mortgage obligations	59,700	—	—	—	59,700
Total borrowings	$138,449	$—	$—	$—	$138,449

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
Interest Rate Positions
The Company currently utilizes interest rate swap agreements as hedging instruments against interest rate risk associated with the Company’s borrowings. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is three years.

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

September 30, 2015
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.34%	5.04%	$(1,409)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.34%	5.04%	(1,409)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.33%	2.94%	(1,537)
$75,000							$(4,355)
December 31, 2014
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
			(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	$(2,093)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	(2,094)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.24%	2.94%	(1,383)
$75,000							$(5,570)
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $2.7 million (pre-tax) to be reclassified to interest expense from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of September 30, 2015.
For both the three and nine month periods ended September 30, 2015 and 2014 the Company recognized $61,000 and $183,000, respectively, of net amortization income that was an offset to interest expense related to previously terminated swaps .
The Company had no fair value hedges as of September 30, 2015 or December 31, 2014.
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

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2015
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	176	$63,287	$19,527	$42,008	$92,501	$435,087	$652,410	$29,205
Pay fixed, receive variable	170	$63,287	$19,527	$42,008	$92,501	$435,087	$652,410	$(29,202)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	29	$35,732	$—	$—	$—	$—	$35,732	$332
Buys U.S. currency, sells foreign currency	29	$35,732	$—	$—	$—	$—	$35,732	$(304)
	December 31, 2014
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	174	$88,147	$46,854	$40,958	$38,108	$403,208	$617,275	$17,840
Pay fixed, receive variable	168	$88,147	$46,854	$40,958	$38,108	$403,208	$617,275	$(17,837)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	23	$57,112	$—	$—	$—	$—	$57,112	$3,983
Buys U.S. currency, sells foreign currency	23	$57,112	$—	$—	$—	$—	$57,112	$(3,960)

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
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

The change in fair value on the interest rate lock commitments, forward delivery sale commitments, and forward TBA mortgage contracts are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was a decrease of $181,000 and $223,000 for the three months ended

September 30, 2015 and 2014, respectively, and an increase of $3,000 and $1,000 for the nine months ended September 30, 2015 and 2014, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$—	$—	Other liabilities	$4,355	$5,570
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	Other assets	$29,205	$18,383	Other liabilities	$29,202	$18,380
Foreign exchange contracts	Other assets	662	4,007	Other liabilities	634	3,984
Mortgage Derivatives
Interest rate lock commitments	Other assets	209	295	Other liabilities	—	—
Forward TBA mortgage contracts	Other assets	—	—	Other liabilities	—	16
Forward sales agreements	Other assets	140	3	Other liabilities	—	—
		$30,216	$22,688		$29,836	$22,380
Total		$30,216	$22,688		$34,191	$27,950

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$132	$578	$596	$2,085
Loss reclassified from OCI into interest expense (effective portion)	$(715)	$(726)	$(2,130)	$(2,937)
Loss reclassified from OCI into noninterest expense (loss on termination)	$—	$—	$—	$(1,122)
Loss recognized in income on derivatives (ineffective portion & amount excluded from effectiveness testing)
Interest expense	$—	$—	$—	$—
Other expense	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$39	$10	$56	$54
Other expense	—	(1)	(51)	(3)
Changes in fair value of mortgage derivatives
Mortgage banking income	174	42	$67	$43
Total	$213	$51	$72	$94

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial. The Company had no exposure at September 30, 2015 and $272,000 in exposure relating to institutional counterparties at December 31, 2014. The Company’s exposure relating to customer counterparties was approximately $30.0 million and $18.9 million at September 30, 2015 and December 31, 2014, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

NOTE 10 - BALANCE SHEET OFFSETTING
The Company does not offset fair value amounts recognized for derivative instruments or repurchase agreements. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. At September 30, 2015, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged (Received)	Net Amount
	September 30, 2015
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level derivatives	29,205	—	29,205	—	—	29,205
Customer foreign exchange contracts	662	—	662	—	—	662
	$29,867	$—	$29,867	$—	$—	$29,867

Derivative Liabilities
Interest rate swaps	$4,355	$—	$4,355	$—	$4,355	$—
Loan level derivatives	29,202	—	29,202	—	29,202	—
Customer foreign exchange contracts	634	—	634	—	—	634
Repurchase agreements
Customer repurchase agreements	138,449	—	138,449	—	138,449	—
	$172,640	$—	$172,640	$—	$172,006	$634

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2014
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level derivatives	18,383	—	18,383	272	—	18,111
Customer foreign exchange contracts	4,007	—	4,007	—	—	4,007
	$22,390	$—	$22,390	$272	$—	$22,118

Derivative Liabilities
Interest rate swaps	$5,570	$—	$5,570	$—	$5,570	$—
Loan level derivatives	18,380	—	18,380	272	17,836	272
Customer foreign exchange contracts	3,984	—	3,984	—	—	3,984
Repurchase agreements
Customer repurchase agreements	147,890	—	147,890	—	147,890	—
Wholesale repurchase agreements	50,000	—	50,000	—	50,000	—
	$225,824	$—	$225,824	$272	$221,296	$4,256

(1)	Reflects offsetting derivative positions with the same counterparty.

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified as Level 2.
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
	September 30, 2015
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$454	$454	$—	$—
Securities available for sale
U.S. Government agency securities	37,587	—	37,587	$—
Agency mortgage-backed securities	212,921	—	212,921	—
Agency collateralized mortgage obligations	52,075	—	52,075	—
State, county, and municipal securities	4,671	—	4,671	—
Single issuer trust preferred securities issued by banks and insurers	2,841	—	2,841	—
Pooled trust preferred securities issued by banks and insurers	1,586	—	—	1,586
Small business administration pooled securities	41,156	—	41,156	—
Equity securities	12,955	12,955	—	—
Loans held for sale	11,476	—	11,476	—
Derivative instruments	30,216	—	30,216	—
Liabilities
Derivative instruments	34,191	—	34,191	—
Total recurring fair value measurements	$373,747	$13,409	$358,752	$1,586

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$6,011	$—	$—	$6,011
Other real estate owned and other foreclosed assets	2,532	—	—	2,532
Total nonrecurring fair value measurements	$8,543	$—	$—	$8,543

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, as of the dates indicated:

	Securities Available for Sale:
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,595	$5,091
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	12	318
Settlements	(21)	(23)
Ending balance	$1,586	$5,386

	Securities Available for Sale:
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Pooled Trust Preferred Securities	(Dollars in thousands)
Beginning balance	$6,321	$3,841
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	20	1,666
Sales	(4,679)	—
Settlements	(76)	(121)
Ending balance	1,586	5,386
It is the Company’s policy to recognize the transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the nine month periods ended September 30, 2015 or 2014.
The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3 for the periods indicated:

	September 30	December 31		September 30	December 31	September 30	December 31
	2015	2014		2015	2014	2015	2014
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,586	$6,321	Cumulative prepayment	0% - 65%	0% - 75%	2.5%	7.0%
			Cumulative default	5% - 100%	3% - 100%	14.8%	13.9%
			Loss given default	85% - 100%	85% - 100%	94.2%	96.1%
			Cure given default	0% - 75%	0% - 75%	63.8%	46.7%
Appraisals of collateral (1)
Impaired loans	$6,011	$8,196
Other real estate owned and foreclosed assets	$2,532	$7,743

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
	September 30, 2015
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,009	$1,084	$—	$1,084	$—
Agency mortgage-backed securities	172,684	178,402	—	178,402	—
Agency collateralized mortgage obligations	230,820	231,910	—	231,910	—
State, county, and municipal securities	225	229	—	229	—
Single issuer trust preferred securities issued by banks	1,500	1,496	—	1,496	—
Small business administration pooled securities	36,901	37,613	—	37,613	—
Corporate debt securities	5,000	5,042	—	5,042	—
Loans, net of allowance for loan losses(b)	5,436,905	5,406,492	—	—	5,406,492
Financial liabilities
Time certificates of deposits(c)	$711,263	$713,473	$—	$713,473	$—
Federal Home Loan Bank borrowings(c)	104,133	104,989	—	104,989	—
Customer repurchase agreements and other short-term borrowings(c)	138,449	138,449	—	—	138,449
Junior subordinated debentures(d)	73,520	70,925	—	70,925	—
Subordinated debentures(c)	35,000	35,282	—	—	35,282

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2014
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,010	$1,073	$—	$1,073	$—
Agency mortgage-backed securities	159,522	164,944	—	164,944	—
Agency collateralized mortgage obligations	198,220	196,584	—	196,584	—
State, county, and municipal securities	424	428	—	428	—
Single issuer trust preferred securities issued by banks	1,500	1,477	—	1,477	—
Small business administration pooled securities	9,775	10,074	—	10,074	—
Corporate debt securities	5,002	5,119	—	5,119	—
Loans, net of allowance for loan losses(b)	4,907,437	4,875,283	—	—	4,875,283
Financial liabilities
Time certificates of deposits(c)	$649,620	$651,180	$—	$651,180	$—
Federal Home Loan Bank borrowings(c)	70,080	70,208	—	70,208	—
Customer repurchase agreements and other short-term borrowings(c)	147,890	147,890	—	—	147,890
Wholesale repurchase agreements(c)	50,000	50,510	—	—	50,510
Junior subordinated debentures(d)	73,685	70,045	—	70,045	—
Subordinated debentures(c)	65,000	64,198	—	—	64,198

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

NOTE 12 - COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$1,966	$(755)	$1,211	$597	$(239)	$358
Less: net security losses reclassified into other noninterest income	—	—	—	(315)	129	(186)
Net change in fair value of securities available for sale	1,966	(755)	1,211	912	(368)	544
Change in fair value of cash flow hedges	(493)	201	(292)	(1,096)	429	(667)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(715)	291	(424)	(2,130)	867	(1,263)
Net change in fair value of cash flow hedges	222	(90)	132	1,034	(438)	596
Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	50	(21)	29	137	(71)	66
Less: amortization of actuarial gains	61	(25)	36	182	(74)	108
Less: amortization of prior service costs	75	(30)	45	227	(92)	135
Net change in other comprehensive income for defined benefit postretirement plans (2)	186	(76)	110	546	(237)	309
Total other comprehensive income	$2,374	$(921)	$1,453	$2,492	$(1,043)	$1,449

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(1,322)	$512	$(810)	$5,869	$(2,325)	$3,544
Less: net security gains reclassified into other noninterest income	67	(27)	40	138	(56)	82
Net change in fair value of securities available for sale	(1,389)	539	(850)	5,731	(2,269)	3,462
Change in fair value of cash flow hedges	252	(103)	149	(535)	220	(315)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(726)	297	(429)	(2,937)	1,200	(1,737)
Less: loss on termination of hedge reclassified into noninterest expense	—	—	—	(1,122)	459	(663)
Net change in fair value of cash flow hedges	978	(400)	578	3,524	(1,439)	2,085
Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(80)	32	(48)	(240)	98	(142)
Less: amortization of actuarial losses	(10)	5	(5)	(32)	13	(19)
Less: amortization of prior service costs	26	(11)	15	76	(31)	45
Less: amortization of transfer obligations	(2)	1	(1)	(2)	1	(1)
Net change in other comprehensive income for defined benefit postretirement plans (2)	(66)	27	(39)	(198)	81	(117)
Total other comprehensive income (loss)	$(477)	$166	$(311)	$9,057	$(3,627)	$5,430

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.4 million, net of tax, is being recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $463,000 and $606,000 at September 30, 2015 and 2014, respectively.

(2)
The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in the Employee Benefit Plans footnote in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

Information on the Company’s accumulated other comprehensive loss, net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Loss
	(Dollars in thousands)
	2015
Beginning balance: January 1, 2015	$3,389	$(3,298)	$571	$(2,794)	$(2,132)
Net change in other comprehensive income (loss)	544	704	(108)	309	1,449
Ending balance: September 30, 2015	$3,933	$(2,594)	$463	$(2,485)	$(683)
	2014
Beginning balance: January 1, 2014	$(2,023)	$(5,698)	$715	$(428)	$(7,434)
Net change in other comprehensive income (loss)	3,462	2,194	(109)	(117)	5,430
Ending balance: September 30, 2014	$1,439	$(3,504)	$606	$(545)	$(2,004)

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
The following table summarizes the above financial instruments at the dates indicated:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Commitments to extend credit	$2,011,329	$1,822,369
Standby letters of credit	18,834	18,516
Deferred standby letter of credit fees	77	105

Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases.
Rent expense incurred under operating leases was approximately $2.1 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively, and $6.1 million and $5.8 million for the nine months ended September 30, 2015 and 2014, respectively. Renewal options ranging from 1-10 years exist for several of these leases.
Rockland Trust had previously entered into a lease with a related party. The terms of that lease were substantially the same as terms for comparable transactions with unrelated parties, and required rent payments of approximately $92,000 and $216,000 for the three and nine months ended September 30, 2014, respectively. However, there were no such leases for the three and nine months ended September 30, 2015. There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2014. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for information regarding our leases and other commitments.
Other Contingencies
At September 30, 2015, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business or due to acquisitions. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $42.0 million and $33.0 million at September 30, 2015 and December 31, 2014, respectively.

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
The following table presents the Company's investments in low income housing projects as of the dates indicated:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Original investment value	$42,626	$40,541
Current recorded investment	38,929	38,943
Unfunded liability obligation	15,272	28,004
Tax credits and benefits (1)	4,151	1,683
Amortization of investments (2)	2,840	1,089
Net income tax benefit (3)	1,314	594

(1)	This amount reflects anticipated tax credits and tax benefits for the full years ended December 31, 2015 and 2014.

(2)	The amortization amount reduces the tax credits and benefits anticipated for the full years ended December 31, 2015 and 2014.

(3)	This amount represents the net tax benefit expected to be realized for the full years ended December 31, 2015 and 2014 in determining the Company's effective tax rate.

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

		Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$365,792	$375,001	$387,038	$348,554	$361,455
Securities held to maturity	448,139	428,339	394,745	375,453	372,418
Loans	5,498,121	5,434,782	5,393,118	4,970,733	4,947,855
Allowance for loan losses	(55,205)	(54,995)	(54,515)	(55,100)	(55,005)
Goodwill and identifiable intangible assets	213,612	214,331	215,058	180,306	180,871
Total assets	7,135,489	7,195,921	6,911,085	6,364,912	6,384,428
Total deposits	5,914,863	5,970,530	5,670,712	5,210,466	5,302,434
Total borrowings	351,102	386,205	395,015	406,655	367,060
Stockholders’ equity	759,203	743,317	732,886	640,527	627,182
Nonperforming loans	29,567	26,150	30,340	27,512	26,119
Nonperforming assets	32,099	31,274	40,348	38,894	38,557
Income statement
Interest income	$60,228	$59,016	$56,429	$54,827	$54,368
Interest expense	5,183	5,269	5,180	5,007	4,805
Net interest income	55,045	53,747	51,249	49,820	49,563
Provision (benefit) for loan losses	800	700	(500)	1,750	1,901
Noninterest income	19,247	20,261	16,557	18,473	17,098
Noninterest expenses	47,031	48,644	54,977	44,364	42,607
Net income	18,594	17,451	9,460	15,978	15,738
Per share data
Net income—basic	$0.71	$0.67	$0.38	$0.67	$0.66
Net income—diluted	0.71	0.67	0.38	0.66	0.66
Cash dividends declared	0.26	0.26	0.26	0.24	0.24
Book value	28.96	28.42	28.05	26.69	26.23
Performance ratios
Return on average assets	1.03%	1.00%	0.58%	0.99%	0.99%
Return on average common equity	9.75%	9.43%	5.58%	9.93%	9.97%
Net interest margin (on a fully tax equivalent basis)	3.39%	3.43%	3.50%	3.42%	3.42%
Equity to assets	10.64%	10.33%	10.60%	10.06%	9.82%
Dividend payout ratio	36.65%	38.97%	71.84%	36.05%	36.47%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.54%	0.48%	0.56%	0.55%	0.53%
Nonperforming assets as a percent of total assets	0.45%	0.43%	0.58%	0.61%	0.60%
Allowance for loan losses as a percent of total loans	1.00%	1.01%	1.01%	1.11%	1.11%

Allowance for loan losses as a percent of nonperforming loans	186.71%	210.31%	179.68%	200.28%	210.59%
Capital ratios
Tier 1 leverage capital ratio	9.21%	9.21%	9.53%	8.84%	8.75%
Common equity tier 1 capital ratio	10.31%	10.20%	10.02%	n/a	n/a
Tier 1 risk-based capital ratio	11.58%	11.48%	11.31%	10.88%	10.75%
Total risk-based capital ratio	13.23%	13.16%	12.99%	13.15%	12.47%

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

Loans and Asset Quality

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect an overall increase in total loans due to the results of that strategy as well as the impact of the Peoples Federal Bancshares, Inc. ("Peoples") acquisition. Growth in the commercial and home equity portfolios has been offset by slight decreases within the residential portfolio, resulting in overall organic loan growth for the year through September 30, 2015.

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

Funding and the Net Interest Margin

The Company's overall sources of funding continue to increase, reflecting both the impact of the 2015 first quarter Peoples acquisition as well strong business deposit growth, supporting management's emphasis on core deposit growth to fund loans, as depicted by the following chart:

As of September 30, 2015, core deposits comprised 87.8% of total deposits. The continued emphasis on core deposits has resulted in a low cost of deposits, which remained at 0.20% for the current quarter.

The Company's net interest margin was 3.39% for the quarter ended September 30, 2015, a decrease of four basis points from the linked quarter. The Company's net interest margin decrease was driven by increased liquid asset levels along with ongoing pressure on loan yields, partially offset by a three basis point positive impact from a security prepayment.

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

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies permit the Company to operate in a tax efficient manner and sometimes also creates a competitive advantage for Rockland Trust and its community development subsidiaries. During the third quarter of 2015, the Company’s effective tax rate was 29.73%.

Capital

The Company's disciplined approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term shareholder value. This approach has resulted in an increase in tangible book value per share of $0.59 during the third quarter. Tangible common equity as a percentage of tangible assets increased from 7.58% in the prior quarter to 7.88%. The following chart shows the Company's tangible book value per share over the past five quarters:
*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

This strong growth in capital has led to a consistent cash dividend, which increased from $0.24 per share in each quarter of 2014 to $0.26 per share in each quarter of 2015, representing an 8.3% increase.

2015 Results

Net income for the third quarter of 2015 computed in accordance with generally accepted accounting principles in the United States ("GAAP") was $18.6 million, or $0.71 on a diluted earnings per share basis, as compared to $15.7 million, or $0.66 per diluted share, for the prior year third quarter. Net income for the third quarter of 2014 included items that are considered noncore, which are excluded for purposes of assessing operating earnings. No noncore items are included in net income for the third quarter of 2015. Third quarter 2015 net operating earnings were $18.6 million, or $0.71 on a diluted earnings per share basis, an increase of 15.1% and 6.0%, respectively, when compared to net operating earnings of $16.2 million, or $0.67 per diluted share, for the third quarter of 2014.

2015 Earnings Outlook

The Company anticipates 2015 diluted operating earnings per share performance to be in the upper end of the range originally provided by management for the full year of between $2.63 and $2.73. Key assumptions in the 2015 outlook include:

•	Total organic loan growth 1-2% range;

•	Total organic deposit growth of 3-4%;

•	A net interest margin percentage in the low 3.40s%;

•	Stable asset quality, resulting in a provision for loan loss in the range of $2-$3 million and net charge-offs in the range of $1-$2 million;

•	Core noninterest income (exclusive of the Peoples acquisition) growing by 3-4%;

•	Core noninterest expense (exclusive of the Peoples acquisition) increasing by 3-4%;

•	An effective tax rate of slightly higher than 28.5% realized in 2014; and

•	Tangible Common Equity ratio increasing to a range of 7.75% to 8.00% by the end of 2015.

Non-GAAP Measures
When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes and other noncore items shown in the table that follows. The Company’s financial performance is determined in accordance with GAAP which sometimes includes items that management believes are unrelated to its core banking business and are not expected to have a material financial impact on operating results in future periods, such as gains or losses on the sales of securities, merger and acquisition expenses, and other items. Management, therefore, computes the Company’s non-GAAP operating earnings, which excludes these items, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by such gains or losses. Management also supplements its evaluation of financial performance with analysis of tangible book value per share which is computed by dividing stockholders' equity less goodwill and identifiable intangible assets by common shares outstanding.
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
The following tables summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Three Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
As reported (GAAP)
Net income available to common shareholders (GAAP)	$18,594	$15,738	$0.71	$0.66
Non-GAAP adjustments
Noninterest expense components
Merger and acquisition expenses, net of tax	—	400	—	0.01
Impairment on acquired facilities, net of tax	—	12	—	—
Total impact of noncore items	—	412	—	0.01
As adjusted (Non-GAAP)	$18,594	$16,150	$0.71	$0.67

	Nine Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
As reported (GAAP)
Net income available to common shareholders (GAAP)	$45,505	$43,867	$1.76	$1.83
Non-GAAP measures
Noninterest income components
Gain on sale of fixed income securities, net of tax	(473)	—	(0.01)	—
Gain on life insurance benefits, tax exempt	—	(1,964)	—	(0.08)
Noninterest expense components
Loss on extinguishment of debt, net of tax	72	—	—	—
Loss on sale of fixed income securities, net of tax	667	—	0.02	—
Merger and acquisition expenses, net of tax	6,442	466	0.25	0.02
Loss on termination of derivatives, net of tax	—	663	—	0.01
Impairment on acquired facilities, net of tax	65	310	—	0.03
Total impact of noncore items	6,773	(525)	0.26	(0.02)
As adjusted (Non-GAAP)	$52,278	$43,342	$2.02	$1.81

The following table summarizes the impact of noncore items on the calculation of the Company's efficiency ratio for the periods indicated:

	Quarter-to-Date
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars in thousands)
Net interest income	$55,045	$53,747	$51,249	$49,820	$49,563	(a)

Noninterest income (GAAP)	$19,247	$20,261	$16,557	$18,473	$17,098	(b)
Net gain on sale of fixed income securities	—	(798)	—	(121)	—
Noninterest income on an operating basis (Non-GAAP)	$19,247	$19,463	$16,557	$18,352	$17,098	(c)

Noninterest expense (GAAP)	$47,031	$48,644	$54,977	$44,364	$42,607	(d)
Loss on sale of fixed income securities	—	(1,124)	—	(21)	—
Merger and acquisition expense	—	(271)	(10,230)	(586)	(677)
Loss on extinguishment of debt	—	—	(122)	—	—
Impairment on acquired facilities	—	(109)	—	—	(21)
Noninterest expense on an operating basis (Non-GAAP)	$47,031	$47,140	$44,625	$43,757	$41,909	(e)

Total revenue (GAAP)	$74,292	$74,008	$67,806	$68,293	$66,661	(a+b)
Total operating revenue (Non-GAAP)	$74,292	$73,210	$67,806	$68,172	$66,661	(a+c)

Ratios
Efficiency ratio (GAAP)	63.31%	65.73%	81.08%	64.96%	63.92%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	63.31%	64.39%	65.81%	64.19%	62.87%	(e/(a+c))

Noninterest income as a % of revenue	25.91%	27.38%	24.42%	27.05%	25.65%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)	25.91%	26.59%	24.42%	26.92%	25.65%	(c/(a+c))

The following table summarizes the calculation of the Company's tangible book value for the periods indicated:

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars in thousands, except per share data)
Stockholders' equity	$759,203	$743,317	$732,886	$640,527	$627,182	(a)
Goodwill and identifiable intangible assets	213,612	214,331	215,058	180,306	180,871	(b)
Common shares	26,212,238	26,158,826	26,123,576	23,998,738	23,911,678	(c)
Tangible book value per share	$20.81	$20.22	$19.82	$19.18	$18.66	((a-b)/c)

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
There have been no material changes in critical accounting policies during the first nine months of 2015. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $90.4 million, or 12.5%, at September 30, 2015 as compared to December 31, 2014, primarily due to the acquired Peoples portfolio of $43.6 million in the first quarter. Also contributing to the increase were additional purchases of securities, in the second quarter, offset by sales in the second quarter, which included sales of the Company's investments in certain pooled trust preferred securities. The ratio of securities to total assets was 11.4% at both September 30, 2015 and December 31, 2014, respectively.
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

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During the nine months ended September 30, 2015 and 2014, the Company originated residential loans with the intention of selling them in the secondary market, and to a lesser extent, to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company has an established reserve of $250,000 and has incurred minimal losses during the three and nine months ended September 30, 2015 related to mortgage repurchases.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Dollars in thousands)
Held in portfolio	$27,297	$21,368	$53,162	$53,318
Sold/held for sale in secondary market	68,097	46,155	177,143	106,008
Total closed loans	$95,394	$67,523	$230,305	$159,326

The table below reflects the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Dollars in thousands)
Sold with servicing rights released	$66,794	$8,221	$165,598	$17,251
Sold with servicing rights retained	—	42,812	5,912	85,366
Total loans sold	$66,794	$51,033	$171,510	$102,617

As noted in the table above, loans may be sold with servicing rights released or with servicing rights retained. Upon sale with servicing rights retained, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Company on behalf of investors amounted to $387.7 million, $403.0 million, and $384.7 million at September 30, 2015, December 31, 2014, and September 30, 2014, respectively. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$2,837	$2,440	$2,912	$2,368
Additions	—	416	161	785
Acquired portfolio	—	—	83	—
Amortization	(143)	(154)	(453)	(445)
Change in valuation allowance	7	32	(2)	26
Balance at end of period	$2,701	$2,734	$2,701	$2,734
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
Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The Company’s loan portfolio increased by $527.4 million during the first nine months of 2015 due primarily to the acquired loan portfolio related to the Peoples acquisition.  Excluding the acquisition, organic growth in commercial real estate, commercial construction, small business, and home equity portfolios was countered by declines in the commercial and industrial and residential real estate loan portfolios.

The following table summarizes loan growth during the periods indicated:
Table 4 - Components of Loan Growth/(Decline)

	September 30	December 31	Peoples	Organic	Organic
	2015	2014	Acquisition	Growth/(Decline) $	Growth/(Decline) %
	(Dollars in thousands)
Commercial and industrial	$862,512	$860,839	$11,268	$(9,595)	(1.1)%
Commercial real estate	2,659,342	2,347,323	249,383	62,636	2.7%
Commercial construction	308,214	265,994	15,299	26,921	10.1%
Small business	92,278	85,247	120	6,911	8.1%
Residential real estate	651,937	530,259	175,323	(53,645)	(10.1)%
Home equity	907,894	863,863	9,072	34,959	4.0%
Other consumer	15,944	17,208	3,462	(4,726)	(27.5)%
Total loans	$5,498,121	$4,970,733	$463,927	$63,461	1.3%
Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of September 30, 2015:

(Dollars in thousands)
Average loan size	$231
Largest individual commercial and industrial loan	$22,536
Commercial and industrial nonperforming loans/commercial and industrial loans	0.48%
The Company’s commercial real estate portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-

family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of September 30, 2015:

(Dollars in thousands)
Average loan size	$749
Largest individual commercial real estate mortgage outstanding	$28,000
Commercial real estate nonperforming loans/commercial real estate loans	0.31%
Owner occupied commercial real estate loans/commercial real estate loans	16.1%

In addition to the commercial portfolios, the Company also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $1.6 billion at September 30, 2015.

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
Other assets in possession typically consist of foreclosed non-real estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 5 - Nonperforming Assets

	September 30, 2015	December 31, 2014	September 30, 2014
	(Dollars in thousands)
Loans Accounted for on a nonaccrual basis
Commercial and industrial	$4,114	$2,822	$2,321
Commercial real estate	9,006	7,590	6,512
Small business	159	246	278
Residential real estate	9,106	8,697	9,088
Home equity	7,142	8,038	7,672
Other consumer	40	—	9
Total (1)	$29,567	$27,393	$25,880
Loans past due 90 days or more but still accruing
Residential real estate (2)	—	106	217
Other consumer	—	13	22
Total	$—	$119	$239
Total nonperforming loans	$29,567	$27,512	$26,119
Nonaccrual securities (3)	—	3,639	2,806
Other real estate owned	2,532	7,743	9,602
Other assets in possession	—	—	30
Total nonperforming assets	$32,099	$38,894	$38,557
Nonperforming loans as a percent of gross loans	0.54%	0.55%	0.53%
Nonperforming assets as a percent of total assets	0.45%	0.61%	0.60%

(1)	Inclusive of TDRs on nonaccrual of $5.2 million at September 30, 2015 and December 31, 2014, respectively, and $5.7 million at September 30, 2014.

(2)	Represents purchased credit impaired loans that are accruing interest due to expectations of future cash collections.

(3)	Amounts represent the fair value of five nonaccrual securities at December 31, 2014 and September 30, 2014.

The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 6 - Activity in Nonperforming Assets

	Three Months Ended		Nine Months Ended
	September 30, 2015
	(Dollars in thousands)
Nonperforming assets beginning balance		$31,274		$38,894
New to nonperforming		8,348		22,296
Acquired nonperforming loans		—		1,901
Loans charged-off		(1,165)		(3,789)
Loans paid-off		(1,799)		(11,986)
Loans transferred to other real estate owned and foreclosed assets		(539)		(1,522)
Loans restored to performing status		(1,409)		(4,866)
Change to other real estate owned
New to other real estate owned (1)	$1,151		$2,446
Valuation write down	(480)		(1,154)
Sale of other real estate owned	(3,460)		(7,246)
Capital improvements to other real estate owned	196		961
Other	—		(218)
Total change to other real estate owned		(2,593)		(5,211)
Net change in nonaccrual securities		—		(3,639)
Other		(18)		21
Nonperforming assets ending balance		$32,099		$32,099

(1) For the quarter ended September 30, 2015 this amount is inclusive of a $612,000 payment to buy out the first position of a foreclosed loan. Also, included in this amount for the year-to-date period is $312,000 of real estate recognized as a loan recovery.

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 7 - Troubled Debt Restructurings

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Performing troubled debt restructurings	$37,477	$38,382
Nonaccrual troubled debt restructurings	5,201	5,248
Total	$42,678	$43,630
Performing troubled debt restructurings as a % of total loans	0.68%	0.77%
Nonaccrual troubled debt restructurings as a % of total loans	0.09%	0.11%
Total troubled debt restructurings as a % of total loans	0.77%	0.88%

The following table summarizes changes in TDRs for the periods indicated:
Table 8 - Activity in Troubled Debt Restructurings

	Three Months Ended	Nine Months Ended
	September 30, 2015
	(Dollars in thousands)
TDRs beginning balance	$42,373	$43,630
New to TDR status	1,131	5,051
Paydowns	(627)	(5,619)
Charge-offs	(199)	(384)
TDRs ending balance	$42,678	$42,678

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 9 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$308	$355	$960	$1,141
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$642	$771	$1,885	$1,949
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
Total impaired loans at September 30, 2015 and December 31, 2014 were $58.0 million and $58.0 million, respectively. For additional information regarding the Company’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 5, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At September 30, 2015, there were 62 relationships, with an aggregate balance of $81.4 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.
Allowance for Loan Losses The allowance for loan losses is maintained at a level that management considers appropriate to provide for probable loan losses based upon evaluation of known and inherent risks in the loan portfolio. The allowance is increased by providing for loan losses through a charge to expense and by credits for recoveries of loans previously charged-off and is reduced by loans being charged-off.
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

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 10 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars in thousands)
Average total loans	$5,466,364	$5,424,090	$5,166,710	$4,956,039	$4,893,674
Allowance for loan losses, beginning of period	$54,995	$54,515	$55,100	$55,005	$54,538
Charged-off loans
Commercial and industrial	497	473	561	340	504
Commercial real estate	28	67	141	1,181	691
Small business	2	47	150	136	73
Residential real estate	40	17	185	173	199
Home equity	249	248	161	188	160
Other consumer	349	247	327	307	279
Total charged-off loans	1,165	1,099	1,525	2,325	1,906
Recoveries on loans previously charged-off
Commercial and industrial	22	502	379	249	6
Commercial real estate	152	169	685	82	57
Small business	57	66	67	107	29
Residential real estate	6	1	45	56	178
Home equity	130	31	72	34	67
Other consumer	208	110	192	142	135
Total recoveries	575	879	1,440	670	472
Net loans charged-off (recovered)
Commercial and industrial	475	(29)	182	91	498
Commercial real estate	(124)	(102)	(544)	1,099	634
Small business	(55)	(19)	83	29	44
Residential real estate	34	16	140	117	21
Home equity	119	217	89	154	93
Other consumer	141	137	135	165	144
Total net loans charged-off	590	220	85	1,655	1,434
Provision (benefit) for loan losses	800	700	(500)	1,750	1,901
Total allowance for loan losses, end of period	$55,205	$54,995	$54,515	$55,100	$55,005
Net loans charged-off as a percent of average total loans (annualized)	0.04%	0.02%	0.01%	0.13%	0.12%
Allowance for loan losses as a percent of total loans	1.00%	1.01%	1.01%	1.11%	1.11%
Allowance for loan losses as a percent of nonperforming loans	186.71%	210.31%	179.68%	200.28%	210.59%
Net loans charged-off as a percent of allowance for loan losses (annualized)	4.24%	1.60%	0.63%	11.92%	10.34%
Recoveries as a percent of charge-offs	49.36%	79.98%	94.43%	28.82%	24.76%
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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 11 - Summary of Allocation of Allowance for Loan Losses

	September 30, 2015		December 31, 2014
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$14,286	15.6%	$15,573	17.3%
Commercial real estate	27,065	48.4%	25,873	47.2%
Commercial construction	4,493	5.6%	3,945	5.4%
Small business	1,283	1.7%	1,171	1.7%
Residential real estate	2,592	11.9%	2,834	10.7%
Home equity	4,880	16.5%	4,956	17.4%
Other consumer	606	0.3%	748	0.3%
Total allowance for loan losses	$55,205	100.0%	$55,100	100.0%
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
Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $37.5 million and $33.2 million at September 30, 2015 and December 31, 2014, respectively. The increase was due to an additional investment acquired in the Peoples acquisition. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return. Subsequent to September 30, 2015, the FHLB repurchased shares from the Bank that were considered to be in excess of the proportional ratio of volume funding, resulting in a decrease of $23.1 million in the outstanding balance.
Goodwill and Identifiable Intangible Assets Goodwill and identifiable intangible assets increased from $180.3 million at December 31, 2014 to $213.6 million at September 30, 2015. The increase is due to the Peoples acquisition, offset by amortization of definite-lived intangibles.
The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. The Company performed its annual goodwill impairment testing during the third quarter of 2015 and determined that the Company's goodwill was not impaired. Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes that indicated impairment of identifiable intangible assets.

Cash Surrender Value of Life Insurance Policies The Company holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $133.6 million and $109.9 million at September 30, 2015 and December 31, 2014, respectively. The increase is primarily due to policies acquired as part of the Peoples acquisition. The Company recorded tax exempt income from the life insurance policies of $958,000 and $774,000 for the three months ended September 30, 2015 and 2014, respectively, and $2.7 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively. In addition, the Company recognized tax exempt gains on life insurance benefits in the amount of $2.0 million for the nine months ended September 30, 2014. There were no such gains for the three months ended September 30, 2015 and 2014, respectively, or for the nine months ended September 30, 2015.
Deposits As of September 30, 2015, deposits increased by 13.5% to $5.9 billion when compared to $5.2 billion at December 31, 2014, due partially to the impact of the Peoples acquisition combined with strong core deposit growth. As shown in the table below, excluding the impact of the acquisition, total deposits experienced organic growth of $272.1 million, or 7.0%, on an annualized basis. Total cost of deposits remained at 0.20% for the third quarter, reflecting the Company's continued emphasis on core deposits, which now represent 87.8% of total deposits as of September 30, 2015.
The following table sets forth the balances of the Company's deposits for the periods indicated:
Table 12 - Components of Deposit Growth

	September 30	December 31	Peoples	Organic	Organic
	2015	2014	Acquisition	Growth/(Decline) $	Growth/(Decline) %
	(Dollars in thousands)
Demand deposits	$1,778,051	$1,462,200	$71,362	$244,489	16.7%
Savings and interest checking	2,305,636	2,108,486	168,228	28,922	1.4%
Money market	1,119,913	990,160	76,724	53,029	5.4%
Time certificates of deposits	711,263	649,620	115,936	(54,293)	(8.4)%
Total	$5,914,863	$5,210,466	$432,250	$272,147	5.2%
The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit investments for consumers, businesses and public entities. In addition, the Company may occasionally raise funds through brokered certificates of deposit. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. At September 30, 2015 and December 31, 2014, the Company had $60.7 million and $65.9 million, respectively, of brokered deposits of which $40.3 million and $44.9 million, respectively, were part of the CDARS program.

Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.

The Company’s borrowings consisted of the following as of the periods indicated:
Table 13 - Borrowings

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$104,133	$70,080
Short-term borrowings - one year and under (1)
Customer repurchase agreements and other short-term borrowings	138,449	147,890
Long-term borrowings - over one year (1)
Wholesale repurchase agreements	—	50,000
Junior subordinated debentures:
Capital Trust V	51,547	51,547
Slades Ferry Trust I	10,310	10,310
Central Trust I	5,258	5,258
Central Trust II	6,405	6,570
Subordinated debentures	35,000	65,000
Total long-term borrowings	$108,520	$188,685
Total borrowings	$351,102	$406,655
(1) Classification is based upon duration at origination and not predicated upon remaining time to maturity.
During the first quarter of 2015, the Company assumed, at fair value, an additional $51.2 million of FHLB borrowings as part of the Peoples acquisition. In addition, during the first quarter of 2015, the Company redeemed $30.0 million of subordinated debt held at the Bank, as the debt had started to lose its qualification for Tier 2 capital based on its maturity date. The Company did not incur a prepayment penalty as part of the redemption. During the third quarter, the Company's borrowings in wholesale repurchase agreements of $50.0 million matured and were repaid in full.
At both September 30, 2015 and December 31, 2014, the Bank had $2.8 billion of assets pledged as collateral against borrowings. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston and serve as collateral for repurchase agreements.

Capital Resources On September 17, 2015, the Company’s Board of Directors declared a cash dividend of $0.26 per share to stockholders of record as of the close of business on September 28, 2015. This dividend was paid on October 9, 2015.
The Federal Reserve Board, the FDIC and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet certain minimum ratios. Beginning January 1, 2015, the Company and the Bank are subject to the Basel Committee's December 2010 framework, commonly referred to as BASEL III, which substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions. These rules, among other things: (i) introduce a new capital measure called "Common Equity Tier 1" or CET 1; (ii) specify that Tier 1 capital consists of CET 1 and "Additional Tier 1 capital" instruments meeting specified requirements; (iii) apply most deductions/adjustments to regulatory capital measures to CET 1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios; and (iv) expand the scope of the reductions/adjustments from capital as compared to existing regulations. At September 30, 2015 and December 31, 2014, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods.

The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements for each period indicated:
Table 14 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	September 30, 2015
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$731,281	13.23%	442,202	≥	8.00%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	569,743	10.31%	$248,739	≥	4.50%	N/A		N/A
Tier 1 capital (to risk weighted assets)	640,098	11.58%	331,652	≥	6.00%	N/A		N/A
Tier 1 capital (to average assets)	640,098	9.21%	278,007	≥	4.00%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$706,410	12.80%	441,633	≥	8.00%	$552,042	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	650,227	11.78%	$248,419	≥	4.50%	358,827	≥	6.50%
Tier 1 capital (to risk weighted assets)	650,227	11.78%	331,225	≥	6.00%	441,633	≥	8.00%
Tier 1 capital (to average assets)	650,227	9.36%	277,791	≥	4.00%	347,239	≥	5.00%
	December 31, 2014
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$666,898	13.15%	$405,650	≥	8.00%	N/A		N/A
Tier 1 capital (to risk weighted assets)	551,836	10.88%	202,825	≥	4.00%	N/A		N/A
Tier 1 capital (to average assets)	551,836	8.84%	249,825	≥	4.00%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$607,100	11.98%	$405,465	≥	8.00%	$506,831	≥	10.00%
Tier 1 capital (to risk weighted assets)	527,038	10.40%	202,732	≥	4.00%	304,099	≥	6.00%
Tier 1 capital (to average assets)	527,038	8.44%	249,788	≥	4.00%	312,235	≥	5.00%
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company totaled $10.3 million and $11.8 million for the three months ended September 30, 2015 and 2014, respectively, and totaled $27.8 million and $28.3 million for the nine months ended September 30, 2015 and 2014, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements of the Company. At both September 30, 2015 and 2014, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management As of September 30, 2015, the Rockland Trust Investment Management Group had assets under administration of $2.5 billion, representing approximately 5,214 trust, fiduciary, and agency accounts. At December 31, 2014, assets under administration were $2.5 billion, representing approximately 4,878 trust, fiduciary, and agency accounts. Included in these amounts as of both September 30, 2015 and December 31, 2014 are assets under administration of $215.6 million relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $4.5 million and $14.0 million for the three and nine months ended September 30, 2015, and $4.4 million and $13.1 million for the three and nine months ended September 30, 2014, respectively.
Additionally, for the three and nine months ended September 30, 2015, retail investments and insurance revenue was $482,000 and $1.6 million, respectively, compared to $581,000 and $1.6 million for the three and nine months ended September 30, 2014, respectively. Retail investments and insurance includes commission revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts, and Smith Companies LTD, a division of Capitas Financial, LLC.

RESULTS OF OPERATIONS
The following table provides a summary of results of operations:
Table 15 - Summary of Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Net Income	$18,594	$15,738	$45,505	$43,867
Diluted earnings per share	$0.71	$0.66	$1.76	$1.83
Return on average assets	1.03%	0.99%	0.88%	0.94%
Return on average equity	9.75%	9.97%	8.35%	9.56%
Net interest margin	3.39%	3.42%	3.44%	3.46%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
On a fully tax equivalent basis, net interest income for the third quarter of 2015 increased $5.6 million, or 11.26%, to $55.4 million, when compared to the third quarter of 2014, driven by the overall increase in interest earning assets.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ending September 30, 2015 and 2014. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis or ("FTE") by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 16 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended September 30
	2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$192,205	$121	0.25%	$153,314	$96	0.25%
Securities
Securities - trading	479	—	—%	—	—	—%
Securities - taxable investments	802,146	5,455	2.70%	704,021	4,563	2.57%
Securities - nontaxable investments (1)	4,895	48	3.89%	5,861	55	3.72%
Total securities	807,520	5,503	2.70%	709,882	4,618	2.58%
Loans held for sale	10,196	64	2.49%	16,812	159	3.75%
Loans (2)
Commercial and industrial	871,976	8,608	3.92%	842,672	8,150	3.84%
Commercial real estate (1)	2,649,676	27,449	4.11%	2,302,181	24,252	4.18%
Commercial construction	290,052	3,057	4.18%	266,534	2,824	4.20%
Small business	91,331	1,237	5.37%	80,114	1,133	5.61%
Total commercial	3,903,035	40,351	4.10%	3,491,501	36,359	4.13%
Residential real estate	650,039	6,490	3.96%	537,669	5,511	4.07%
Home equity	896,257	7,690	3.40%	847,365	7,459	3.49%
Total consumer real estate	1,546,296	14,180	3.64%	1,385,034	12,970	3.72%
Other consumer	17,033	383	8.92%	17,139	412	9.54%
Total loans	5,466,364	54,914	3.99%	4,893,674	49,741	4.03%
Total interest-earning assets	$6,476,285	$60,602	3.71%	$5,773,682	$54,614	3.75%
Cash and due from banks	116,975			78,375
Federal Home Loan Bank stock	37,485			34,576
Other assets	512,921			426,661
Total assets	$7,143,666			$6,313,294
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,274,861	$897	0.16%	$2,067,132	$895	0.17%
Money market	1,120,290	742	0.26%	1,027,830	608	0.23%
Time deposits	717,225	1,312	0.73%	686,195	1,232	0.71%
Total interest-bearing deposits	$4,112,376	$2,951	0.28%	$3,781,157	$2,735	0.29%
Borrowings
Federal Home Loan Bank borrowings	$107,489	$571	2.11%	$60,151	$462	3.05%
Customer repurchase agreements and other short-term borrowings	142,704	48	0.13%	146,804	49	0.13%
Wholesale repurchase agreements	29,348	162	2.19%	50,000	292	2.32%
Junior subordinated debentures	73,549	1,014	5.47%	73,771	1,010	5.43%

Subordinated debentures	35,000	437	4.95%	30,000	257	3.40%
Total borrowings	$388,090	$2,232	2.28%	$360,726	$2,070	2.28%
Total interest-bearing liabilities	$4,500,466	$5,183	0.46%	$4,141,883	$4,805	0.46%
Demand deposits	1,789,288			1,459,105
Other liabilities	97,475			86,052
Total liabilities	$6,387,229			$5,687,040
Stockholders' equity	756,437			626,254
Total liabilities and stockholders' equity	$7,143,666			$6,313,294
Net interest income (1)		$55,419			$49,809
Interest rate spread (3)			3.25%			3.29%
Net interest margin (4)			3.39%			3.42%
Supplemental information
Total deposits, including demand deposits	$5,901,664	$2,951		$5,240,262	$2,735
Cost of total deposits			0.20%			0.21%
Total funding liabilities, including demand deposits	$6,289,754	$5,183		$5,600,988	$4,805
Cost of total funding liabilities			0.33%			0.34%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $374,000 and $246,000 for the three months ended September 30, 2015 and 2014, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $4.9 million and $5.9 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $67.0 million and $44.3 million, for the three months ended September 30, 2015 and 2014, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 17—Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Nine Months Ended September 30
	2015			2014
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$113,251	$212	0.25%	$108,771	$203	0.25%
Securities
Securities - trading	387	—	—%	—	—	—%
Securities - taxable investments	778,346	14,934	2.57%	709,774	13,903	2.62%
Securities - nontaxable investments (1)	5,172	146	3.77%	6,036	181	4.01%
Total securities	783,905	15,080	2.57%	715,810	14,084	2.63%
Loans held for sale	9,185	173	2.52%	10,840	306	3.77%
Loans (2)
Commercial and industrial	862,620	25,315	3.92%	835,092	24,234	3.88%
Commercial real estate (1)	2,573,265	79,933	4.15%	2,289,601	73,178	4.27%
Commercial construction	287,290	9,162	4.26%	246,077	7,787	4.23%
Small business	88,922	3,628	5.45%	78,832	3,289	5.58%
Total commercial	3,812,097	118,038	4.14%	3,449,602	108,488	4.20%
Residential real estate	639,792	19,452	4.06%	539,400	15,997	3.97%
Home equity	883,952	22,650	3.43%	835,549	22,061	3.53%
Total consumer real estate	1,523,744	42,102	3.69%	1,374,949	38,058	3.70%
Other consumer	17,645	1,194	9.05%	18,054	1,345	9.96%
Total loans	5,353,486	161,334	4.03%	4,842,605	147,891	4.08%
Total interest-earning assets	$6,259,827	$176,799	3.78%	$5,678,026	$162,484	3.83%
Cash and due from banks	107,816			111,091
Federal Home Loan Bank stock	36,691			37,557
Other assets	510,802			418,333
Total assets	$6,915,136			$6,245,007
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,214,414	$2,640	0.16%	$2,024,157	$2,703	0.18%
Money market	1,094,764	2,161	0.26%	1,009,821	1,834	0.24%
Time deposits	712,628	3,835	0.72%	711,393	3,777	0.71%
Total interest-bearing deposits	$4,021,806	$8,636	0.29%	$3,745,371	$8,314	0.30%
Borrowings
Federal Home Loan Bank borrowings	$107,584	$1,638	2.04%	$113,995	$2,327	2.73%
Customer repurchase agreements and other short-term borrowings	135,692	161	0.16%	140,421	148	0.14%
Wholesale repurchase agreements	43,040	746	2.32%	50,000	866	2.32%
Junior subordinated debentures	73,604	3,010	5.47%	73,826	2,996	5.43%
Subordinated debentures	40,495	1,442	4.76%	30,000	758	3.38%
Total borrowings	$400,415	$6,997	2.34%	$408,242	$7,095	2.32%
Total interest-bearing liabilities	$4,422,221	$15,633	0.47%	$4,153,613	$15,409	0.50%

Demand Deposits	1,660,821			1,398,599
Other liabilities	103,035			79,139
Total liabilities	$6,186,077			$5,631,351
Stockholders' equity	729,059			613,656
Total liabilities and stockholders' equity	$6,915,136			$6,245,007
Net interest income (1)		$161,166			$147,075
Interest rate spread (3)			3.31%			3.33%
Net interest margin (4)			3.44%			3.46%
Supplemental information
Total deposit, including demand deposits	$5,682,627	$8,636		$5,143,970	$8,314
Cost of total deposits			0.20%			0.22%
Total funding liabilities, including demand deposits	$6,083,042	$15,633		$5,552,212	$15,409
Cost of total funding liabilities			0.34%			0.37%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $1.1 million and $851,000 for the nine months ended September 30, 2015 and 2014, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $5.2 million and $6.0 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $67.9 million and $44.6 million for the nine months ended September 30, 2015 and 2014, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

The following table presents certain information on a FTE basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to: (1) changes in rate (change in rate multiplied by old volume), (2) changes in volume (change in volume multiplied by old rate), and (3) changes in volume/rate (change in volume multiplied by change in rate) which is allocated to the change due to rate column:

Table 18 - Volume Rate Analysis

	Three Months Ended September 30			Nine Months Ended September 30
	2015 Compared To 2014			2015 Compared To 2014
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposit, federal funds sold and short term investments	$1	$24	$25	$1	$8	$9
Securities
Securities - taxable investments	256	636	892	(312)	1,343	1,031
Securities - nontaxable investments (1)	2	(9)	(7)	(9)	(26)	(35)
Total securities			885			996
Loans held for sale	(32)	(63)	(95)	(86)	(47)	(133)
Loans
Commercial and industrial	175	283	458	282	799	1,081
Commercial real estate (1)	(464)	3,661	3,197	(2,311)	9,066	6,755
Commercial construction	(16)	249	233	71	1,304	1,375
Small business	(55)	159	104	(82)	421	339
Total commercial			3,992			9,550
Residential real estate	(173)	1,152	979	478	2,977	3,455
Home equity	(199)	430	231	(689)	1,278	589
Total consumer real estate			1,210			4,044
Other consumer	(26)	(3)	(29)	(121)	(30)	(151)
Total loans (1)(2)			5,173			13,443
Total income of interest-earning assets			$5,988			$14,315
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(88)	$90	$2	$(317)	$254	$(63)
Money market	79	55	134	173	154	327
Time certificates of deposits	24	56	80	51	7	58
Total interest bearing deposits			216			322
Borrowings
Federal Home Loan Bank borrowings	(255)	364	109	(558)	(131)	(689)
Customer repurchase agreements and other short-term borrowings	—	(1)	(1)	18	(5)	13
Wholesale repurchase agreements	(9)	(121)	(130)	1	(121)	(120)
Junior subordinated debentures	7	(3)	4	23	(9)	14
Subordinated debt	137	43	180	419	265	684
Total borrowings			162			(98)
Total expense of interest-bearing liabilities			378			224
Change in net interest income			$5,610			$14,091

(1)	The table above reflects income determined on a FTE basis. See footnote (1) to table 16 and 17 above for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense or benefit that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses totaled $800,000 and $1.0 million for the three and nine months ended September 30, 2015, as compared to a provision for loan losses of $1.9 million and $8.7 million for the comparable year-ago periods. The Company’s allowance for loan losses, as a percentage of total loans, was 1.00% at September 30, 2015, as compared to 1.11% at both December 31, 2014 and at September 30, 2014. The decrease in this ratio was driven largely by the loans acquired in the Peoples acquisition which were recorded at fair value, with no carryover of allowance. Additionally, the Company has experienced significantly reduced charge-offs combined with strong recoveries during 2015, which led to an overall reduced level of net charge-offs. For the three and nine months ended September 30, 2015 net charge-offs totaled $590,000 and $895,000, respectively, as compared to $1.4 million and $6.9 million, for the three and nine months ended September 30, 2014, respectively.
General economic conditions within the region continued to show moderate growth during the third quarter of 2015, as measured by employment levels, economic activity, and other regional economic indicators. Job growth has been steady and unemployment levels have decreased. Lower energy costs related to oil and gasoline prices are benefiting consumers and lowering some business costs in the region, although some of these savings are being offset by higher natural gas and electricity costs. Area residential real estate prices and sales volume both are up year-over-year, as the lingering effects of the severe winter weather on residential home sales largely abated during the third quarter. Commercial real estate market conditions were steady to improving, with most in region markets experiencing rising values and positive trends in rents and occupancy rates. Leading economic indicators suggest growth will continue in the near term, although uncertainty regarding global economic and geopolitical conditions could weigh on the economic outlook for the region as parts of the region’s economy are susceptible to these factors.
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

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 19 - Noninterest Income

	Three Months Ended
	September 30		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,754	$4,656	$98	2.10%
Interchange and ATM fees	3,949	3,375	574	17.01%
Investment management	4,981	5,016	(35)	(0.70)%
Mortgage banking income	1,480	1,015	465	45.81%
Gain on sale of equity securities	—	67	(67)	(100.00)%
Increase in cash surrender value of life insurance policies	958	774	184	23.77%
Loan level derivative income	968	381	587	154.07%
Other noninterest income	2,157	1,814	343	18.91%
Total	$19,247	$17,098	$2,149	12.57%

	Nine Months Ended
	September 30		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Deposit account fees	$13,385	$13,478	$(93)	(0.69)%
Interchange and ATM fees	10,817	9,672	1,145	11.84%
Investment management	15,616	14,755	861	5.84%
Mortgage banking income	3,832	2,379	1,453	61.08%
Gain on life insurance benefits	—	1,964	(1,964)	(100.00)%
Gain on sale of equity securities	19	138	(119)	(86.23)%
Gain on sale of fixed income securities	798	—	798	100.00%
Increase in cash surrender value of life insurance policies	2,685	2,217	468	21.11%
Loan level derivative income	2,816	1,452	1,364	93.94%
Other noninterest income	6,096	5,414	682	12.60%
Total	$56,064	$51,469	$4,595	8.93%
The primary reasons for the significant variances in the noninterest income category shown in the preceding tables are noted below:
Interchange and ATM fees have increased as compared to the prior year periods as a result of the Peoples acquisition and successful growth of core checking accounts.
Investment management income growth was driven primarily from growth in overall assets under administration, which were $2.5 billion at September 30, 2015, an increase of $100.0 million, or 4.1%, as compared to September 30, 2014.
Mortgage banking income increased due to increased volumes of loan closings in 2015.
There was a gain on the sale of fixed income securities during the second quarter of 2015 due to the sales of mortgage backed securities and certain pooled trust preferred securities. There were no such gains in the prior periods or the current three month period.
Loan level derivative income increased due to increased customer demand during the current periods.
Income from the cash surrender value of life insurance policies increased due primarily to the additional policies acquired from Peoples.

Other noninterest income increased during the three and nine months ended September 30, 2015, mainly due to increases in dividend income from the Company's investment in Federal Home Loan Bank stock, along with increases in merchant processing income, asset based lending fee income, and commercial loan late charge fees.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 20 - Noninterest Expense

	Three Months Ended
	September 30		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$26,685	$23,651	$3,034	12.83%
Occupancy and equipment expenses	5,443	5,027	416	8.28%
Data processing & facilities management	1,112	1,178	(66)	(5.60)%
FDIC assessment	1,020	957	63	6.58%
Advertising expense	1,414	1,179	235	19.93%
Consulting expense	867	737	130	17.64%
Legal fees	746	547	199	36.38%
Merger and acquisition expenses	—	677	(677)	100.00%
Other noninterest expenses	9,744	8,654	1,090	12.60%
Total	$47,031	$42,607	$4,424	10.38%

	Nine Months Ended
	September 30		Change
	2015	2014	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$78,291	$69,574	$8,717	12.53%
Occupancy and equipment expenses	17,509	16,474	$1,035	6.28%
Data processing & facilities management	3,462	3,609	$(147)	(4.07)%
FDIC assessment	2,993	2,828	$165	5.83%
Advertising expense	4,101	3,252	$849	26.11%
Consulting expense	2,451	2,105	$346	16.44%
Legal fees	1,462	1,397	$65	4.65%
Loss on sale of equity securities	8	—	$8	100.00%
Loss on sale of fixed income securities	1,124	—	$1,124	100.00%
Loss on termination of derivatives	—	1,122	$(1,122)	(100.00)%
Merger and acquisition expenses	10,501	754	$9,747	1,292.71%
Other noninterest expenses	28,750	26,359	$2,391	9.07%
Total	$150,652	$127,474	$23,178	18.18%
The primary reasons for the significant variances in the noninterest expense category shown in the preceding tables are noted below:
The increase in salaries and employee benefits reflects overall increases in the employee base (including the Peoples acquisition) along with an increase in expenses associated with incentives, retirement benefits, medical insurance, payroll taxes, and commissions.
Occupancy and equipment expense increases were attributable to general expense increases due to the addition of Peoples facilities. On a year-to-date basis, the increase was also significantly impacted by the increased snow removal costs incurred in 2015.

Advertising expenses increased in the current periods due to both the timing and scale of the spring campaign initiatives.
Consulting expenses increased due to various initiatives.
There was a loss on the sale of fixed income securities during the second quarter of 2015 due to the sales of mortgage backed securities and certain pooled trust preferred securities. There were no such losses in the prior periods or current three month period.
During the second quarter of 2014, the Company used excess liquidity to repay $75.0 million of Federal Home Loan Bank borrowings and terminated associated derivative positions which resulted in the recognition of a loss on the termination of derivatives. There were no such losses in the current periods.
Other noninterest expenses increased in the current year periods due primarily to increases in OREO expenses, provision for unfunded commitments, other losses and charge-offs, software maintenance, mortgage-related expenses, prepayment fees on borrowings and amortization of intangibles.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 21 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(Dollars in thousands)
Combined federal and state income tax provisions	$7,867	$6,415	$18,949	$17,699
Effective income tax rates	29.73%	28.96%	29.40%	28.75%
The Company's blended statutory tax rate was 40.7% for both of the three and nine month periods ending September 30, 2015 and 40.85% for the three and nine month periods ending September 30, 2014. The effective income tax rates noted in the table above are lower than the blended statutory tax rate due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in low income housing project investments. The increase in the effective income tax rate for 2015 is primarily due to a reduction in the benefits recognized from New Markets Tax Credits.

The Company's subsidiaries have received several awards of tax credit allocation authority under the federal New Markets Tax Credit program which enable the Company to recognize federal tax credits over a seven year period totaling 39.0% of the total award. The Company recognizes federal tax credits as capital investments which are made into its subsidiaries to fund below market interest rate loans to qualifying businesses in low income communities. The following table details the remaining tax credit recognition by year associated with this program:
Table 22 - New Markets Tax Credit Recognition Schedule

Investment		2015	2016	2017	2018	2019	Total Remaining Credits
		(Dollars in thousands)
2009	10,000	600	—	—	—	—	600
2010	40,000	2,400	2,400	—	—	—	4,800
2012	21,400	1,285	1,285	1,285	1,285	—	5,140
2013	44,600	2,229	2,675	2,675	2,675	2,675	12,929
Total	$116,000	$6,514	$6,360	$3,960	$3,960	$2,675	$23,469

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2032, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $42.6 million, of which $27.4 million has been funded. It is expected that the limited partnership investments will generate a net tax benefit of approximately $1.3 million for the 2015 calendar year, and a total of $16.7 million over the remaining life of the investments, from the combination of the tax credits and operating losses.
Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry-back” refund claims could be made. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect of a change in enacted tax rates on the deferred tax assets is recognized in income in the period that includes the enactment date. The Company had no recorded tax valuation allowance as of September 30, 2015 and 2014.

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
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for September 30, 2015 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual (12 to 24 months) shifts in interest. Additionally, the Company analyzed a separate alternative scenario, labeled "Flat Up 200". In this scenario the short term end of the yield curve increases 200 bps over the first 12 months of the simulation, while the long term end of the curve remains relatively flat.
The results of all scenarios are outlined in the table below:
Table 23 - Interest Rate Sensitivity

	Impact on Net Interest Income
	September 30
	2015		2014
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(0.4)%	(4.2)%	(0.2)%	(3.9)%
+100	5.4%	8.0%	4.7%	7.1%
+200	11.0%	16.1%	9.3%	14.2%
+300	16.4%	24.1%	14.0%	21.4%
+400	21.7%	32.0%	18.7%	28.5%

Gradual rate shifts (basis points)
-100 over 12 months	0.2%	(2.6)%	0.2%	(2.6)%
+200 over 12 months	5.0%	14.0%	4.2%	12.4%
+400 over 24 months	5.0%	19.1%	4.3%	17.2%
Flat +500 over 12 months	6.2%	22.9%	5.2%	19.9%

Alternative scenarios
Flat up 200 basis points scenario	4.9%	12.0%	n/a	n/a

The Company's policy on interest rate risk simulation also specifies that estimated net interest income for the second year of all “core scenarios” should not decline by more than 15.0%. The Company was well within policy limits at September 30, 2015 and 2014. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
The most significant factors affecting market risk exposure of the Company’s net interest income during the nine months ended September 30, 2015 were the shape of the U.S. Government securities and interest rate swap yield curve, the level of U.S. prime interest rate and LIBOR rates, and the level of interest rates being offered on long-term fixed rate loans.

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
The Company actively manages its liquidity position under the direction of the Asset Liability Committee of the Bank ("ALCO"). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB less short-term liabilities relative to total assets, was within policy limits at September 30, 2015. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 24 - Sources of Liquidity

	September 30, 2015			December 31, 2014
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$104,133	$791,552		$70,080	$755,712
Federal Reserve Bank of Boston	—	717,039		—	801,740
Unpledged Securities	—	441,703		—	297,871
Wholesale repurchase agreements	—	—	(3)	50,000	—	(3)
Customer repurchase agreements	138,449	—	(3)	147,890	—	(3)
Junior subordinated debentures (1)	73,520	—	(3)	73,685	—	(3)
Subordinated debt	35,000	—	(3)	65,000	—	(3)
Parent Company line of credit	—	20,000		—	20,000
Brokered deposits (2)	60,730	—	(3)	65,914	—	(3)
	$411,832	$1,970,294		$472,569	$1,875,323

(1)	Amounts shown are inclusive of fair value marks associated with previous acquisitions.

(2)	Inclusive of $40.3 million and $44.9 million of brokered deposits acquired through participation in the CDARS program as of September 30, 2015 and December 31, 2014, respectively.

(3)	The additional borrowing capacity has not been assessed for these categories.
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
Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the three months ended September 30, 2015. See Note 9, "Derivative and Hedging Activities" and Note 13, "Commitments and Contingencies" within Notes to Consolidated Financial Statements included in Item 1 hereof for more information relating to the Company's off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the three months ended September 30, 2015. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a complete table of contractual obligations, commitments and contingencies.

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

Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At September 30, 2015, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business or due to acquisitions. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors
As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2015:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
July 1 to July 31, 2015	2,244	$49.91	—	—
August 1 to August 31, 2015	—	$—	—	—
September 1 to September 30, 2015	—	$—	—	—
Total	2,244		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants.

(2)	The Company does not currently have a stock repurchase program or plan in place.

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
INDEPENDENT BANK CORP.
(registrant)

November 5, 2015	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

November 5, 2015	/s/ Robert Cozzone
Robert Cozzone Chief Financial Officer and Treasurer (Principal Financial Officer)