Form 10-K
period 2015-12-31
INDEPENDENT BANK CORP
filed 2016-02-25
CIK 776901

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No  ☒
As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2015 was approximately $1,185,334,420.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. February 19, 2016 - 26,294,556

DOCUMENTS INCORPORATED BY REFERENCE
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

Portions of the Registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders are incorporated into Part III, Items 10-14 of this Form 10-K. The 2016 definitive proxy statement will be filed within 120 days of December 31, 2015.

INDEPENDENT BANK CORP.
2015 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS

General
Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. Rockland is a community-oriented commercial bank, and the community banking business is the Company’s only reportable operating segment. The community banking business is managed as a single strategic unit and derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings, and time deposits, and investment management. At December 31, 2015, the Company had total assets of $7.2 billion, total deposits of $6.0 billion, stockholders’ equity of $771.5 million, and 1,051 full-time equivalent employees.
On February 20, 2015 the Company completed the acquisition of Peoples Federal Bancshares, Inc. ("Peoples"), adding eight full service bank branches. The Company paid total consideration of $141.8 million to Peoples shareholders using stock and cash, issuing 2,052,137 shares of common stock and paying $55.4 million in cash, in the aggregate. See Note 2, "Acquisitions" to the Consolidated Financial Statements in Item 8 hereof for further discussion of the acquisition.
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
As of December 31, 2015, the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and included in the Company’s consolidated financial statements:

•
Six Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., Taunton Avenue Securities Corp., Goddard Ave Securities Corp., Central Securities Corporation, and MFLR Securities Corporation. In February 2016 the Bank liquidated Central Securities Corporation;

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

•	RTC LIHTC Investments LLC, which was established to invest primarily in Massachusetts based low-income housing tax credit projects;

•	Rockland Trust Phoenix LLC, formed for the purpose of holding, maintaining, and disposing of certain foreclosed properties;

•	Compass Exchange Advisors LLC, which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code;

•	Bright Rock Capital Management LLC, which was established to act as a registered investment advisor under the Investment Advisors Act of 1940;

•	Mayflower Plaza, LLC, a subsidiary of a bank acquired in 2013, which owned a small retail plaza in Lakeville, Massachusetts. In February 2016 the Bank liquidated this entity; and,

•
PFSB Lenox Street LLC, a subsidiary of a bank acquired in 2015 which owns a branch location in Norwood, Massachusetts. In February 2016 this entity deeded the property to the Bank and the Bank then liquidated the entity.

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
In attracting deposits, the Bank’s primary competitors are savings banks, commercial and co-operative banks, credit unions, internet banks, as well as other nonbank institutions that offer financial alternatives such as brokerage firms and insurance companies. Competitive factors considered in attracting and retaining deposits include deposit and investment products and their respective rates of return, brand awareness, liquidity, and risk, among other factors, such as convenient branch locations and hours of operation, personalized customer service, online and mobile access to accounts, and automated teller machines.
The Bank’s market area is attractive and entry into the market by financial institutions previously not competing in the market area may continue to occur which could impact the Bank’s growth or profitability. The Bank’s market area is generally comprised of Eastern Massachusetts, including Cape Cod, and Rhode Island.

Lending Activities
The Bank’s gross loan portfolio (loans before allowance for loan losses) amounted to $5.5 billion on December 31, 2015, or 76.9% of total assets. The Bank classifies loans as commercial, consumer real estate, or other consumer. Commercial loans consist of commercial and industrial loans, asset-based loans, commercial real estate, commercial construction, and small business loans. Commercial and industrial loans generally consist of loans with credit needs in excess of $250,000 and revenue in excess of $2.5 million, for working capital and other business-related purposes and floor plan financing. Asset-based loans consist primarily of revolving lines of credit but also include term loans. Asset-based revolving lines of credit are typically structured as committed lines with terms of three to five years, have variable rates of interest, and are collateralized by accounts receivable and inventory. Asset based term loans are typically secured by owner occupied commercial real estate and machinery and equipment. Commercial real estate loans are comprised of commercial mortgages, including mortgages for construction purposes that are secured by nonresidential properties, multifamily properties, or one-to-four family rental properties. Small business loans, including real estate loans, generally consist of loans to businesses with commercial credit needs of less than or equal to $250,000 and revenues of less than $2.5 million. Consumer real estate consists of residential mortgages and home equity loans and lines that are secured primarily by owner-occupied residences and mortgages for the construction of residential properties. Other consumer loans are mainly personal loans and automobile loans.
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
Other Real Estate Owned (“OREO”) includes real estate properties, which have primarily served as collateral to secure loans, that are controlled or owned by the Bank. The Bank had ten properties held as OREO at December 31, 2015 with a balance of $2.2 million.
Origination of Loans    Commercial and industrial, asset-based, commercial real estate, and construction loan applications are obtained through existing customers, solicitation by Bank personnel, referrals from current or past customers, or walk-in customers. Small business loan applications are typically originated by the Bank’s retail staff, through a dedicated team of business officers, by referrals from other areas of the Bank, referrals from current or past customers, or through walk-in customers. Consumer real estate loan applications primarily result from referrals by real estate brokers, homebuilders, advertising, direct mail, and existing or walk-in customers. Other consumer loan applications are directly obtained through existing or walk-in customers who have been made aware of the Bank’s consumer loan services through advertising, direct mail, and other media.
Loans are approved based upon a hierarchy of authority, predicated upon the size of the loan. Levels within the hierarchy of lending authorities range from individual lenders to the Executive Committee of the Board of Directors. In accordance with governing banking statutes, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $170.0 million, at December 31, 2015, which is the Bank’s legal lending limit. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $127.5 million, at December 31, 2015, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s self-imposed restrictive limit. The Bank’s largest relationship as of December 31, 2015 consisted of fifty loans with an aggregate of $77.5 million in exposure.
Sale of Loans    The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Depending on market conditions, the Bank typically sells the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For sold loans for which the Company may retain the servicing, a mortgage servicing rights asset would be recognized. As part of its asset/liability management strategy, the Bank may retain a portion of the adjustable rate and fixed rate residential real estate loan originations for its portfolio. During 2015, the Bank originated $313.2 million in residential real estate loans of which $72.3 million were retained in its portfolio.
Loan Portfolio    The following table shows the balance of the loans, the percentage of the gross loan portfolio, and the percentage of total interest income that the loans generated, by category, for the fiscal years indicated:

	As of	% of Total Loans	% of Total Interest Income Generated For the Years Ended December 31,
	December 31, 2015		2015	2014	2013
	(Dollars in thousands)
Commercial	$3,966,324	71.5%	66.5%	66.6%	66.9%
Consumer real estate	1,566,409	28.2%	24.0%	23.6%	24.2%
Other consumer	14,988	0.3%	0.7%	0.8%	1.0%
Total	$5,547,721	100.0%	91.2%	91.0%	92.1%
Commercial Loans    Commercial loans consist of commercial and industrial loans, asset-based loans, commercial real estate loans, commercial construction loans and small business loans. The Bank offers secured and unsecured commercial loans for business purposes. Commercial loans may be structured as term loans or as revolving/nonrevolving lines of credit, and include overdraft protection, credit cards, and automatic clearinghouse (“ACH”) exposure. These loans may be collateralized by either owner or nonowner-occupied commercial mortgages.
The following pie chart shows the diversification of the commercial and industrial portfolio as of December 31, 2015:

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average loan size	$223
Largest individual commercial and industrial loan outstanding	$25,000
Commercial and industrial nonperforming loans/commercial and industrial loans	0.44%
Commercial and industrial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial term loans have fixed rates of interest and are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 2015, there were $307.5 million of term loans in the commercial and industrial loan portfolio.
Collateral for commercial and industrial revolving lines of credit may consist of accounts receivable, inventory, or both, as well as other business assets. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2015, there were $535.8 million of revolving lines of credit in the commercial and industrial loan portfolio.
Also included in the commercial and industrial portfolio are automobile and, to a lesser extent, boat, recreational vehicle, and other vehicle floor plan financing. Floor plan loans are secured by the automobiles, boats, or other vehicles, which constitute the dealer’s inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer’s inventory for an extended period, the Bank requires the dealer to pay-down the outstanding balance associated with such unit. Contractors hired by the Bank make unannounced periodic inspections of each dealer to review the condition of the underlying collateral and ensure that each unit that the Company has financed is accounted for. At December 31, 2015, there were $73.3 million in floor plan loans, all of which have variable rates of interest.
Small business lending caters to all of the banking needs of businesses with commercial credit requirements and revenues typically less than or equal to $250,000 and $2.5 million, respectively, and uses partially automated loan underwriting capabilities. Additionally, the Company makes use of the Bank’s authority as a preferred lender with the U.S. Small Business Administration (“SBA”). At December 31, 2015, there were $31.7 million of SBA guaranteed loans in the commercial and industrial and commercial real estate loan categories, and $5.8 million of SBA guaranteed loans in the small business loan category.

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
The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2015:

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$766
Largest individual commercial real estate mortgage outstanding	$28,000
Commercial real estate nonperforming loans/commercial real estate loans	0.27%
Owner occupied commercial real estate loans/commercial real estate loans	16.2%
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
Also included in the commercial real estate portfolio are industrial developmental bonds. The Bank owns certain bonds issued by various state agencies, municipalities and nonprofit organizations that it categorizes as loans. This categorization is made on the basis that another entity (i.e. the Bank’s customer), not the issuing agency, is responsible for the payment to the Bank of the principal and interest on the debt. Furthermore, credit underwriting is based solely on the credit of the customer (and guarantors, if any), the banking relationship is with the customer and not the agency, there is no active secondary market for the bonds, and the bonds are not available for sale, but are intended to be held by the Bank until maturity. Therefore, the Bank believes that such bonds are more appropriately characterized as loans, rather than securities. At December 31, 2015, the balance of industrial development bonds was $70.9 million.
Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing properties. Nonpermanent construction loans generally have terms of at least six months, but not more than two years. They usually do not provide for amortization of the loan balance during the construction term. The majority of the Bank’s commercial construction loans have floating rates of interest. At December 31, 2015 the commercial construction portfolio amounted to $373.4 million.
Construction loans are generally considered to present a higher degree of risk than permanent real estate loans and may be affected by a variety of factors, such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. Other construction-related risks may include market risk, that is, the risk that “for-sale” or “for-lease” units may not be absorbed by the market within a developer’s anticipated time-frame or at a developer’s anticipated price. When the Company enters into a loan agreement with a borrower on a construction loan, an interest reserve may be included in the amount of the loan commitment to the borrower and it allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan. The interest may be capitalized and added to the loan balance. Management actively tracks and monitors these accounts. At December 31, 2015 the amount of interest reserves relating to construction loans was approximately $3.6 million.
Consumer Real Estate Loans    The Bank’s consumer real estate loans consist of loans and lines secured by one-to-four family residential properties.
The Bank originates both fixed-rate and adjustable-rate residential real estate loans. The Bank will lend up to 97% of the lesser of the appraised value of the residential property securing the loan or the purchase price, and generally requires borrowers to obtain private mortgage insurance when the amount of the loan exceeds 80% of the value of the property. In certain instances for loans that qualify for the Fannie Mae Home Affordable Refinance Initiative and other similar programs, the Bank will lend up to 125% of the appraised value of the residential property, and such loans are then subsequently sold by the Bank. The rates of these loans are typically competitive with market rates. The Bank’s residential real estate loans are generally originated only under terms, conditions and documentation which permit sale in the secondary market. In order to protect the properties securing its residential and other real estate loans, the Bank generally requires title insurance protecting the priority of its mortgage lien, as well as fire, extended casualty, and flood insurance, when necessary, independent appraisers assess properties securing all of the Bank’s first mortgage real estate loans, as required by regulatory standards.
Home equity loans and lines may be made as fixed rate term loans or under variable rate revolving lines of credit secured by a first or second mortgage on the borrower’s residence or second home. At December 31, 2015, 58.5% of the home equity portfolio was in first lien position and 41.5% of the portfolio was in subordinate position. At December 31, 2015, $339.9 million, or 36.6%, of the home equity portfolio were term loans and $587.9 million, or 63.4%, of the home equity portfolio was comprised of revolving lines of credit. The Bank will typically originate home equity loans and lines in an amount up to 80% of the appraised value or on-line valuation, reduced for any loans outstanding which are secured by such collateral. Home equity loans and lines are underwritten in accordance with the Bank’s loan policy, which includes a combination of credit score, loan-to-value (“LTV”) ratio, employment history and debt-to-income ratio.
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

Investment Activities
The Bank’s securities portfolio consists of U.S. Treasury securities, U.S. Government agency securities, agency mortgage-backed securities, agency collateralized mortgage obligations, state, county, and municipal securities, corporate debt, single issuer and pooled trust preferred securities issued by banks and insurers, small business administration pooled securities and equity securities, comprised primarily of investments in mutual funds. Also included in the Company's security portfolio are trading securities related to certain employee benefit programs. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. Treasury and U.S. Government Agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than noninsured or nonguaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy ("Investment Policy") approved by the Board of Directors. Two members of the Asset-Liability Committee of the Bank ("ALCO") must approve purchases or sales, between meetings, provided that one is the Chief Executive Officer or the Chief Financial Officer. These purchases are subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s ALCO, or its appointee, is required to evaluate any purchase from the standpoint of overall diversification of the portfolio. At December 31, 2015, the Company's securities totaled $845.1 million, and generated interest and dividends of 8.6%, 8.7%, and 7.4% of total interest income for the fiscal years ended December 31, 2015, 2014, and 2013, respectively. The Company reviews its security portfolio for impairment and to ensure collection of principal and interest. If any securities are deferring interest payments, as they may be contractually entitled to do, the Company would place these securities on nonaccrual status and reverse any accrued but uncollected interest.

Sources of Funds
Deposits    At December 31, 2015, total deposits were $6.0 billion. Deposits obtained through the Bank’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from consumers, businesses, and municipalities. The Bank offers a range of demand deposits, interest checking, money market accounts, savings accounts, and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, its electronic banking options, and its interest rates, that are generally competitive with those of competing financial institutions. Additionally, the Bank has a municipal banking department that focuses on providing core depository services to local municipalities. As of December 31, 2015, municipal deposits totaled $514.7 million. Occasionally when rates and terms are favorable, and in keeping with the Bank’s interest rate risk and liquidity strategy, the Bank will supplement its customer deposit base with brokered deposits. As of December 31, 2015, brokered deposits totaled $46.3 million. Included in this amount are balances associated with the Bank's participation in the Certificate of Deposit Account Registry Service (“CDARS”) program, which allows the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation (“FDIC”) insurance protection on Certificate of Deposit investments for consumers, businesses and public entities. As of December 31, 2015, CDARS deposits totaled $34.9 million, or 75.3% of total brokered deposits.
Rockland Trust’s eighty-five branch locations are supplemented by the Bank’s internet and mobile banking services as well as automated teller machine (“ATM”) cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and nine additional remote ATM locations. The ATM cards and debit cards also allow customers access to a variety of national and international ATM networks. The Bank's mobile banking services gives customers the ability to use a variety of mobile devices to check balances, track account activity, pay bills, search transactions, and set up alerts for text or e-mail messages for changes in their account. Customers can also transfer funds between Rockland Trust accounts, deposit checks into their account, and identify the nearest branch or ATM directly from their mobile device.
Borrowings    As of December 31, 2015, total borrowings were $344.5 million. Borrowings consist of short-term and long-term obligations and may consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, securities sold under repurchase agreements, junior subordinated debentures, and other borrowings.
Rockland is a member of the FHLB of Boston. The primary reason for FHLB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. As a member of the FHLB of Boston, the Bank is required to purchase stock in the FHLB. Accordingly, the Company had invested $14.4 million in FHLB stock and had $102.1 million outstanding, inclusive of the net unamortized fair value marks associated with previous acquisitions, in FHLB borrowings with initial maturities ranging from less than 3 months to 20 years at December 31, 2015. In addition, the Bank had $777.5 million of borrowing capacity remaining with the FHLB at December 31, 2015, inclusive of a $5.0 million line of credit.

The Company also has access to other forms of borrowing, such as securities repurchase agreements. In a security repurchase agreement transaction, the Bank will generally sell a security, agreeing to repurchase either the same or a substantially identical security on a specified later date, at a price greater than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense. Since the securities are treated as collateral and the agreement does not qualify for the full transfer of effective control, the transaction does not meet the criteria to be classified as a sale and is therefore considered a secured borrowing transaction for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement the Bank is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Bank either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Bank’s safekeeping agents. At December 31, 2015, the Bank had no repurchase agreements with investment brokerage firms and $134.0 million with customers.
Also included in borrowings at December 31, 2015 were $73.5 million, inclusive of the net unamortized fair value marks associated with previous acquisitions, of junior subordinated debentures and $35.0 million of subordinated debt. These instruments provide long-term funding as well as regulatory capital benefits. See Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.

Investment Management
The Rockland Trust Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions throughout Eastern Massachusetts, including Cape Cod, and Rhode Island.
Accounts maintained by the Rockland Trust Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2015, the Investment Management Group generated gross fee revenues of $18.6 million. Total assets under administration as of December 31, 2015 were $2.7 billion, of which $2.4 billion was related to managed accounts. Included in these amounts as of December 31, 2015 are assets under administration of $229.4 million, relating to the Company's registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to both institutional and high net worth clients.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.
The Bank has an agreement with LPL Financial (“LPL”) and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with the Smith Companies LTD, a division of Capitas Financial, LLC, an insurance general agent, to offer term, whole and universal life insurance, disability insurance, and long term care insurance. The Bank also has an agreement with Savings Bank Life Insurance of Massachusetts (“SBLI”) to enable appropriately licensed Bank employees to offer SBLI’s fixed annuities and life insurance to the Bank’s customer base. For the year ended December 31, 2015, the retail investments and insurance group generated gross fee revenues of $2.1 million.

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
Capital Requirements    The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. In July 2013, the Federal Reserve published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the "Rules". The FDIC has adopted substantially identical rules (as interim final rules). The Rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the prior U.S. risk-based capital rules. The Rules defined the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Rules also addressed risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Rules also implemented the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Rules became effective for the Company on January 1, 2015 (subject to phase-in periods for certain components).

The Rules, among other things: (i) introduced a new capital measure called “Common Equity Tier 1,” or CET1; (ii) specified that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements; (iii) applied most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios; and (iv) expanded the scope of the reductions/adjustments from capital as compared to existing regulations.

Under the Rules, the minimum capital ratios for the Company and the Bank as of January 1, 2015 were as follows:

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

The Rules provided for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Under prior capital standards, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, could make a one-time permanent election to continue to exclude these items effective as of January 1, 2015. The Company and the Bank each made such election.

The deductions and other adjustments to CET1 are being phased in incrementally between January 1, 2015 and January 1, 2018.

With respect to the Bank, the Rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) requiring a leverage ratio of 5% to be well-capitalized (as compared to the previously required leverage ratio of 3 or 4%). The Rules did not change the total risk-based capital requirement for any “prompt corrective action” category. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions under the Rules will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.

The Rules prescribed a standardized approach for calculating risk-weighted assets that expand the risk-weighting categories from the past four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

The revised minimum capital levels under the Rules which became applicable to the Bank and the Company as of January 1, 2015 are set forth below:

	Bank						Holding Company
	Total Risk-Based Ratio		Tier 1 Risk-Based Ratio		Common Equity Tier 1 Capital	Tier 1 Leverage Capital Ratio	Total Risk-Based Ratio		Tier 1 Risk-Based Ratio		Tier 1 Leverage Capital Ratio
Category
Well capitalized	> 10%	and	> 8%	and	> 6.5%	> 5%	n/a		n/a		n/a
Adequately capitalized	> 8%	and	> 6%	and	> 4.5%	> 4%	> 8%	and	> 6%	and	> 4%
Undercapitalized	< 8%	or	< 6%	or	< 4.5%	< 4%	< 8%	or	< 6%	or	< 4%
Significantly undercapitalized	< 6%	or	< 4%	or	< 3%	< 3%	n/a		n/a		n/a
The Company is currently in compliance with the above-described regulatory capital requirements. See Note 19, “Regulatory Matters” within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information.
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

The Bank is currently assessed a deposit insurance charge from the FDIC based upon the Bank's overall assessment base multiplied by an assessment rate, determined from five established risk categories. The Bank's assessment base is defined as average consolidated total assets minus average tangible equity, adjusted for the impact of the risk category factors. During 2015, the Company expensed $4.0 million related to this assessment.
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
The CFPB has continued to issue final rules regarding mortgages. There is no assurance that existing or future regulations will not have a material adverse impact on the Bank’s residential mortgage loan business or the housing market in which the Bank participates.
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

Volcker Rule On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. The Company had no investments held as of December 31, 2014 that met the definition of Covered Funds and that were required to be divested by July 21, 2015 under the foregoing rules.

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
Employees    As of December 31, 2015, the Bank had 1,051 full time equivalent employees. None of the Company’s employees are represented by a labor union and management considers its relationship with employees to be good.

Statistical Disclosure by Bank Holding Companies
The statistical disclosure relating to Independent Bank Corp. required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," is included in the section of Independent Bank Corp.'s 2015 SEC Form 10-K captioned, Selected Financial Data in Item 6 hereof , Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof, if applicable.

Available Information
Under Section 13 and 15(d) of the Securities Exchange Act of 1934 the Company must file periodic and current reports with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street N.E. Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Public Reference Room at 1-800-SEC-0330. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Savings, Profit Sharing and Stock Ownership Plan), Form 8-K (Report of Unscheduled Material Events), Forms S-4, S-3 and 8-A (Registration Statements), Form DEF 14A (Proxy Statement), and the Company may file additional forms as well. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, the Company’s SEC filings and additional shareholder information are available free of charge on the Company’s website: www.RocklandTrust.com (within the Investor Relations section). Information contained on the Company’s website and the SEC website is not incorporated by reference into this Form 10-K. (The Company has included the web address and the SEC website address only as inactive textual references and does not intend them to be active links to our website or the SEC website.) The Company’s Code of Ethics and other Corporate Governance documents are also available on the Company’s website in the Investor Relations section of the website.

ITEM 1A. RISK FACTORS
Changes in interest rates and other factors could adversely impact the Company’s financial condition and results of operations.    The Company’s ability to make a profit, like that of most financial institutions, substantially depends upon its net interest income, which is the difference between the interest income earned on interest earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. However, certain assets and liabilities may react differently to changes in market interest rates. Further, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets may lag behind. Additionally, some assets such as adjustable-rate mortgages have features, such as rate caps and floors, which restrict changes in their interest rates.
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
If the Company has higher than anticipated loan losses than it has modeled, its earnings could materially decrease.    The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment. The Company may therefore experience significant credit losses which could have a material adverse effect on its operating results and capital ratios. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of borrowers, the value of the real estate and other assets serving as collateral for the repayment of loans, and the enforceability of its loan documents. In determining the amount of the allowance for loan losses, the Company relies on its experience and its evaluation of economic conditions. If its assumptions prove to be incorrect, its current allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio and an adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Consequently, a problem with one or more loans could require the Company to significantly increase the level of its provision for loan losses. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease the Company’s net income.
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
The recent change in regulatory capital requirements may have an adverse impact on the Company's future financial results. In 2013, the FDIC, the OCC and the Federal Reserve Board approved new rules that substantially amended the regulatory risk-based capital rules applicable to the Company and the Bank. The final rule implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules went into effect on January 1, 2015, although certain portions of the rule, including the capital conservation buffer, are being phased in over a period of several years. The application of more stringent capital requirements, including the phase in of the capital conservation buffer, on the Company could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase of shares if the Company were unable to comply with such requirements.
The Company has strong competition within its market area which may limit the Company’s growth and profitability.    The Company faces significant competition both in attracting deposits and in the origination of loans. See “Market Area and Competition” in Item 1 hereof, Business. Additional mergers and acquisitions of financial institutions within the Company’s market area may also occur given the current difficult banking environment and add more competitive pressure. Additionally, the Company's market share and income may be adversely affected by its inability to successfully compete against larger and more diverse financial service providers. If the Company is unable to compete effectively, it may lose market share and income generated from loans, deposits, and other financial products may decline.
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
The Company’s business strategy of growth in part through acquisitions could have an impact on its earnings and results of operations that may negatively impact the value of the Company’s stock.    In recent years, the Company has focused, in part, on growth through acquisitions. From time to time in the ordinary course of business, the Company engages in preliminary discussions with potential acquisition targets. The consummation of any future acquisitions may dilute stockholder value. Although the Company’s business strategy emphasizes organic expansion combined with acquisitions, there can be no assurance that, in the future, the Company will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into the Company's existing operations or expand into new markets. There can be no assurance that acquisitions will not have an adverse effect upon the Company’s operating results while the operations of the acquired business are being integrated into the Company’s operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by the Company’s existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect the Company’s earnings. These adverse effects on the Company’s earnings and results of operations may have a negative impact on the value of the Company’s stock.
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
Impairment of goodwill and/or intangible assets could require charges to earnings, which could result in a negative impact on the Company's results of operations.    Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. The Bank has recognized goodwill as an asset on the balance sheet in connection with several acquisitions (see Note 6, “Goodwill and Other Intangible Assets” within Notes to the Consolidated Financial Statements included in Item 8 hereof). When an intangible asset is determined to have an indefinite useful life, it is not amortized, and instead is evaluated for impairment. Goodwill is subject to impairment tests annually, or more frequently if necessary, and is evaluated using a two-step impairment approach. A significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. If the Company were to conclude that a future write-down of the goodwill or intangible assets is necessary, then the Company would record the appropriate charge to earnings, which could be materially adverse to the results of operations and financial position.
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
The Company will need to keep pace with evolving information technology, guard against and react to increased cyber security risks and electronic fraud.    The potential need to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending. The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting bank accounts and other customer information, could adversely impact the Company’s operations, damage its reputation and require increased capital spending. The Company's information technology infrastructure and systems may be vulnerable to cyber terrorism, computer viruses, system failures and other intentional or unintentional interference, negligence, fraud and other unauthorized attempts to access or interfere with these systems and proprietary information. Although the Company believes to have implemented and maintain reasonable security controls over proprietary information as well as information of the Company's customers, stockholders and employees, a breach of these security controls may have a material adverse effect on the Company's business, financial condition and results of operations and could subject us to significant regulatory actions and fines, litigation, loss, third-party damages and other liabilities.
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

If the Company’s risk management framework does not effectively identify or mitigate the Company’s risks, the Company could suffer unexpected losses and could be materially adversely affected.    The Company’s risk management framework seeks to mitigate risk and appropriately balance risk and return. The Company has established processes and procedures intended to identify, measure, monitor and report the types of risk to which it's subject, including credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk and liquidity risk. The Company seeks to monitor and control its risk exposure through a framework of policies, procedures and reporting requirements. Management of the Company’s risks in some cases depends upon the use of analytical and/or forecasting models. If the models used to mitigate these risks are inadequate, the Company may incur losses. In addition, there may be risks that exist, or that develop in the future, that the Company has not appropriately anticipated, identified or mitigated. If the Company’s risk management framework does not effectively identify or mitigate its risks, the Company could suffer unexpected losses and could be materially adversely affected.
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
Changes in the equity markets could materially affect the level of assets under management and the demand for other fee-based services. Economic downturns could affect the volume of income from and demand for fee-based services. Revenues from the investment management business depend in large part on the level of assets under management and administration. Market volatility that leads customers to liquidate investments as well as lower asset values can reduce the

Company's level of assets under management and administration and thereby decrease the Company's investment management and administration revenues.
The Company relies on its systems, employees and certain service providers, and if the system fails or if the Company's security measures are compromised, the operations could be disrupted or the data of the Company's customers could be improperly divulged. The Company faces the risk that the design of the Company's controls and procedures, including those to mitigate the risk of fraud by employees or outsiders, may prove to be inadequate or are circumvented, thereby causing delays in detection of errors or inaccuracies in data and information. The Company regularly reviews and updates the Company's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also be subject to disruptions of the systems arising from events that are wholly or partially beyond the Company's control (including, for example, electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability. Additionally, the Company's risk exposure to security matters may remain elevated or increase in the future due to, among other things, the increasing size and prominence of the Bank in the financial services industry, the Company's expansion of Internet and mobile banking tools and products based on customer needs, and the system and customer account conversions associated with the integration of merger targets. The Company is further exposed to the risk that external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as us) and to the risk that the Company's (or vendors’) business continuity and data security systems prove to be inadequate. The Company maintains a control framework designed to monitor vendor risks. While the Company believes these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements could be disruptive to the Company's operations, which could have a material adverse impact on the business and, in turn, the financial condition and results of operations of the Company.

The Company's ability to make opportunistic acquisitions is subject to significant risks, including the risk that regulators will not provide the requisite approvals. The Company may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that it expects may further the Company's business strategy. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that the Company will be able to obtain such approval in a timely manner or at all. Even if the Company obtains regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, the Company may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and the Company may not be able to acquire other institutions on attractive terms. There can be no assurance that the Company will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that the Company will be successful in integrating acquired businesses into operations. Ability to grow may be limited if the Company chooses not to pursue or are unable to successfully make acquisitions in the future.

The Company’s effective income tax rate could be adversely affected if the Company's community development entity subsidiaries do not receive additional New Markets Tax Credit awards. As indicated in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company’s effective tax rate is determined by a number of factors, including the recognition of federal tax credits in connection with New Markets Tax Credit awards. In 2015, the Company recognized $6.5 million in federal tax credits through New Markets Tax Credit award deployment. Federal government agencies periodically determine New Markets Tax Credit award recipients through a nationwide application process that is highly competitive. While the Company’s community development entity subsidiaries have received four prior New Markets Tax Credit awards, there can be no assurance as to the success of any current or future New Markets Tax Credit applications. If the Company does not obtain additional awards the Company's effective tax rate could increase substantially in the future, adversely affecting net income, as existing federal tax credits run off.

The Company may experience losses and expenses if security interests granted for loans are not enforceable. When the Bank makes loans it is sometimes granted liens such as real estate mortgages or other asset pledges to provide the Bank with a security interest in collateral. If there is a loan default the Bank may need to foreclose upon collateral and enforce the security interests it has been granted to obtain repayment. Drafting errors, other defects or imperfections in the security interests granted to the Bank, and/or changes in law may render liens granted to the Bank unenforceable. The Company may incur losses or expenses if security interests granted to the Bank are or may be unenforceable.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
At December 31, 2015, the Bank conducted its business from its main office located at 288 Union Street, Rockland, Massachusetts and eighty-one banking offices and three limited service branches located within Barnstable, Bristol, Middlesex, Norfolk, Plymouth, Suffolk and Worcester counties in Eastern Massachusetts. In addition to its main office, the Bank leased fifty-six of its branches (including three limited service branches) and owned the remaining twenty-eight branches. Also, the Bank had nine remote ATM locations all of which were leased.
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

ITEM 3.    LEGAL PROCEEDINGS
At December 31, 2015, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business or due to acquisitions. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5. MARKET FOR INDEPENDENT BANK CORP.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a.) Independent Bank Corp.’s common stock trades on the NASDAQ Global Select Market under the symbol INDB. The Company declared cash dividends of $1.04 and $0.96 per share in 2015 and in 2014, respectively. The ratio of dividends paid to earnings in 2015 and 2014 was 40.29% and 37.50%, respectively.
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
The following schedule summarizes the closing price range of common stock and the cash dividends paid for the fiscal years 2015 and 2014:

	2015
	High	Low	Dividend
4th Quarter	$52.17	$44.19	$0.26
3rd Quarter	49.90	43.05	0.26
2nd Quarter	48.94	41.03	0.26
1st Quarter	44.79	37.83	0.26

	2014
	High	Low	Dividend
4th Quarter	$43.35	$35.49	$0.24
3rd Quarter	39.42	35.06	0.24
2nd Quarter	40.40	34.96	0.24
1st Quarter	40.45	34.66	0.24
As of December 31, 2015, there were 26,236,352 shares of common stock outstanding which were held by approximately 2,557 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s stock on December 31, 2015 was $46.52.
The information required by S-K Item 201(d) is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters hereof.
Comparative Stock Performance Graph
The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2010 to December 31, 2015 with the cumulative total return of the NASDAQ Composite Index (U.S. Companies) and the SNL Bank NASDAQ Index. The lines in the graph and the numbers in the table below represent yearly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the yearly interval, based on the last day of a fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2010 (which assumes that $100.00 was invested in each of the series on December 31, 2010).
The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing. The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

The following chart depicts the total return performance of the Company:

Source: SNL Financial LC, Charlottesville, VA

(b.) Not applicable

(c.) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2015:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
October 1 to October 31, 2015	17,602	$46.86	—	—
November 1 to November 30, 2015	15,407	50.37	—	—
December 1 to December 31, 2015	120	46.51	—	—
Total	33,129		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants.

(2)	The Company does not currently have a stock repurchase program or plan in place.

ITEM 6.    SELECTED FINANCIAL DATA
The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	Years Ended December 31
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$367,249	$348,554	$356,862	$329,286	$305,332
Securities held to maturity	477,507	375,453	350,652	178,318	204,956
Loans	5,547,721	4,970,733	4,718,307	4,519,011	3,794,390
Allowance for loan losses	(55,825)	(55,100)	(53,239)	(51,834)	(48,260)
Goodwill and other intangibles	212,909	180,306	182,642	162,144	140,722
Total assets	7,210,038	6,364,912	6,099,234	5,756,985	4,970,240
Deposits	5,990,703	5,210,466	4,986,418	4,546,677	3,876,829
Borrowings	344,502	406,655	448,488	591,055	537,686
Stockholders’ equity	771,463	640,527	591,540	529,320	469,057
Nonperforming loans	27,690	27,512	34,659	28,766	28,953
Nonperforming assets	29,849	38,894	43,833	42,427	37,149
Operating data
Interest income	$235,545	$216,459	$205,914	$196,192	$195,751
Interest expense	20,617	20,417	23,336	23,393	28,672
Net interest income	214,928	196,042	182,578	172,799	167,079
Provision for loan losses	1,500	10,403	10,200	18,056	11,482
Noninterest income	75,888	69,943	68,009	62,016	52,700
Noninterest expenses	197,138	171,838	173,649	159,459	145,713
Net income	64,960	59,845	50,254	42,627	45,436
Per share data
Net income — basic	$2.51	$2.50	$2.18	$1.96	$2.12
Net income — diluted	2.50	2.49	2.18	1.95	2.12
Cash dividends declared	1.04	0.96	0.88	0.84	0.76
Book value	29.40	26.69	24.85	23.24	21.82
Tangible book value (1)	21.29	19.18	17.18	16.12	15.27
Performance ratios
Return on average assets	0.93%	0.95%	0.87%	0.83%	0.96%
Return on average common equity	8.79%	9.66%	9.09%	8.66%	9.93%
Net interest margin (on a fully tax equivalent basis)	3.42%	3.45%	3.51%	3.75%	3.90%
Equity to assets	10.70%	10.06%	9.70%	9.19%	9.44%
Dividend payout ratio	40.29%	37.50%	30.09%	52.77%	35.30%
Asset quality ratios
Nonperforming loans as a percent of gross loans	0.50%	0.55%	0.73%	0.64%	0.76%
Nonperforming assets as a percent of total assets	0.41%	0.61%	0.72%	0.74%	0.75%
Allowance for loan losses as a percent of total loans	1.01%	1.11%	1.13%	1.15%	1.27%
Allowance for loan losses as a percent of nonperforming loans	201.61%	200.28%	153.61%	180.19%	166.68%
Capital ratios
Tier 1 leverage capital ratio	9.33%	8.84%	8.64%	8.65%	8.61%
Common equity tier 1 capital ratio	10.44%	n/a	n/a	n/a	n/a
Tier 1 risk-based capital ratio	11.71%	10.88%	10.78%	10.36%	10.74%
Total risk-based capital ratio	13.36%	13.15%	12.58%	12.23%	12.78%

(1) Represents a non-GAAP measurement. For reconciliation to GAAP book value per share, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures".

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

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics help management make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying areas to improve. The Company is focused on organic growth, but will consider acquisition opportunities that provide a satisfactory financial return. The Company closed on its acquisition of Peoples Federal Bancshares, Inc. ("Peoples") during February of 2015.

Loans and Asset Quality

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect an overall increase in total loans due to the results of that strategy as well as the impact of the Peoples acquisition.

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

Funding and the Net Interest Margin

The Company's overall sources of funding continue to increase, reflecting both the impact of the Peoples acquisition as well as strong business deposit growth, supporting management's emphasis on core deposit growth to fund loans, as depicted by the following chart:

Core deposits increased by 16.6% during 2015, due primarily to the Peoples acquisition, and represented 88.6% of total deposits at year end. The continued emphasis on core deposits has resulted in a low cost of deposits, which decreased to 0.20% for 2015.

The Company's net interest margin was 3.42% for the year ended December 31, 2015, reflecting a prolonged low rate environment and relatively higher average liquid balances. The Company has countered net interest margin pressure with consistent loan growth which, when combined with asset and liability pricing discipline, has led to net interest income growth.

Noninterest Income

Management continues to focus on noninterest income growth. Noninterest income is primarily comprised of deposit account fees, interchange and ATM fees, investment management fees and mortgage banking income. The following chart depicts noninterest income, on an operating basis, excluding certain noncore items, as a percentage of total revenue (the sum of net noninterest income, excluding certain noncore items, and net interest income):
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

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has also made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies permit the Company to operate in a tax effective manner and sometimes also creates a competitive advantage for Rockland Trust and its community development subsidiaries. During 2015, the Company’s effective tax rate was 29.53%.

Capital

The Company's disciplined approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term shareholder value. This approach has resulted in an increase in tangible book value per share of 39.4% over the past four years and tangible common equity as a percentage of tangible assets has increased to 7.98% at December 31, 2015. The following chart shows the trend of the Company's tangible book value per share over the past five years:
*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

This strong growth in capital has led to a consistent cash dividend which increased from $0.76 per share in 2011 to $1.04 per share in 2015, a 36.8% increase.

2015 Results

Implementation of the disciplined approach and strategies described above led the Company to 2015 net operating earnings of $71.7 million, or $2.76 on a diluted earnings per share basis, a record high for the Company, and an increase of 19.8% and 10.4%, respectively, when compared to net operating earnings of $59.9 million, or $2.50 per diluted share for 2014. Net income for 2015 computed in accordance with generally accepted accounting principles was $65.0 million, or $2.50 on a diluted earnings per share basis, as compared to $59.8 million, or $2.49 for the prior year.

2016 Earnings Outlook

The Company anticipates 2016 diluted earnings per share performance to be in a range between $2.90 and $3.00. Key assumptions in the 2016 outlook include:

•	Total organic loan growth of 3-5%;

•	Total organic deposit growth of 3-5%;

•	A net interest margin in the low 3.40%'s range;

•	Asset quality to begin to normalize and credit costs increasing from 2015 levels;

•	Noninterest income increasing 3-5%,

•	Noninterest expense increasing 1-3%,

•	An effective tax rate in the range of 31% - 32%; and,

•	Capital is expected to continue to grow at the current pace.

Non-GAAP Measures

When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and income taxes, along with the impact of noncore items shown in the table that follows. The Company’s financial performance is determined in accordance with Generally Accepted Accounting Principles which sometimes includes gains or losses due to items that management believes are unrelated to its core banking business and will not have a material financial impact on operating results in future periods, such as gains on life insurance benefits, merger and acquisition expenses, and other items. Management, therefore, also computes the Company’s non-GAAP operating earnings, which excludes these items, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by such gains or losses. Management also supplements its evaluation of financial performance with analysis of tangible book value per share which is computed by dividing stockholders' equity less goodwill and other intangible assets by common shares outstanding.

Management’s computation of the Company’s non-GAAP operating earnings information and tangible book value are set forth because management believes it may be useful for investors to have access to the same analytical tools used by management to evaluate the Company’s core operational performance so that investors may assess the Company’s overall financial health and identify business and performance trends that may be more difficult to identify and evaluate when noncore items are included and to assess the relative strength of the Company's capital position. Management also believes that the computation of non-GAAP operating earnings and tangible book value per share may facilitate the comparison of the Company to other companies in the financial services industry.

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

The following tables summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Net Income		Diluted Earnings Per Share
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
As reported (GAAP)
Net income	$64,960	$59,845	$2.50	$2.49
Non-GAAP measures
Noninterest income components
Gain on life insurance benefits, tax exempt	—	(1,964)	—	(0.08)
Gain on sale of fixed income securities, net of tax	(473)	(72)	(0.02)	—
Noninterest expense components
Impairment on acquired facilities, net of tax	65	310	—	0.01
Loss on extinguishment of debt, net of tax	72	—	—	—
Loss on sale of fixed income securities, net of tax	667	13	0.03	—
Loss on termination of derivatives, net of tax	—	663	—	0.03
Merger and acquisition expenses, net of tax	6,442	1,105	0.25	0.05
Total impact of noncore items	6,773	55	0.26	0.01
As adjusted (non-GAAP)	$71,733	$59,900	$2.76	$2.50

The following table summarizes the impact of noncore items on the calculation of the Company's efficiency ratio for the periods indicated:

	Years Ended December 31
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Net interest income	$214,928	$196,042	$182,578	$172,799	$167,079	(a)

Noninterest income (GAAP)	$75,888	$69,943	$68,009	$62,016	$52,700	(b)
Gain on extinguishment of debt	—	—	(763)	—	—
Gain on life insurance benefits	—	(1,964)	(227)	(1,307)	—
Gain on sale of fixed income securities	(798)	(121)	(258)	(5)	(723)
Noninterest income on an operating basis (non-GAAP)	$75,090	$67,858	$66,761	$60,704	$51,977	(c)

Noninterest expense (GAAP)	$197,138	$171,838	$173,649	$159,459	$145,713	(d)
Goodwill impairment	—	—	—	(2,227)	—
Impairment on acquired facilities	(109)	(524)	—	—	—
Loss on extinguishment of debt	(122)	—	—	—	—
Loss on sale of fixed income securities	(1,124)	(21)	—	—	—
Loss on termination of derivatives	—	(1,122)	—	—	—
Merger & acquisition expenses	(10,501)	(1,339)	(8,685)	(6,741)	—
Severance	—	—	(325)	—	—
Prepayment fees on borrowings	—	—	—	(7)	(757)
Noninterest expense on an operating basis (non-GAAP)	$185,282	$168,832	$164,639	$150,484	$144,956	(e)

Total revenue (GAAP)	$290,816	$265,985	$250,587	$234,815	$219,779	(a+b)
Total operating revenue (non-GAAP)	$290,018	$263,900	$249,339	$233,503	$219,056	(a+c)

Ratios
Efficiency ratio (GAAP)	67.79%	64.60%	69.30%	67.91%	66.30%	(d/(a+b))
Operating efficiency ratio (non-GAAP)	63.89%	63.98%	66.03%	64.45%	66.17%	(e/(a+c))

Noninterest income as a % of revenue	26.09%	26.30%	27.14%	26.41%	23.98%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis	25.89%	25.71%	26.78%	26.00%	23.73%	(c/(a+c))

The following table summarizes the calculation of the Company's tangible book value for the periods indicated:

	Years Ended December 31
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Stockholders’ equity	$771,463	$640,527	$591,540	$529,320	$469,057	(a)
Goodwill and other intangibles	$212,909	$180,306	$182,642	$162,144	$140,722	(b)
Common shares	26,236,352	23,998,738	23,805,984	22,774,009	21,499,768	(c)
Tangible book value per share	$21.29	$19.18	$17.18	$16.12	$15.27	((a-b)/c)

Financial Position
Securities Portfolio    The Company’s securities portfolio consists of trading securities, securities available for sale and securities which management intends to hold until maturity. Securities increased by $121.1 million, or 16.7%, at December 31, 2015 as compared to December 31, 2014. The increase was attributable to the securities acquired in conjunction with the Peoples acquisition of $43.6 million and periodic purchases throughout the year. The ratio of securities to total assets as of December 31, 2015 was 11.7%, compared to 11.4% at December 31, 2014.
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

The following table sets forth the fair value of available for sale securities and the amortized cost of held to maturity securities along with the percentage distribution:
Table 1 — Securities Portfolio Composition

	December 31
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$30,215	8.2%	$41,486	11.9%	$40,449	11.3%
Agency mortgage-backed securities	210,937	57.4%	217,678	62.5%	234,591	65.8%
Agency collateralized mortgage obligations	63,584	17.3%	63,035	18.1%	58,153	16.3%
State, county and municipal securities	4,659	1.3%	5,223	1.5%	5,412	1.5%
Single issuer trust preferred securities issued by banks	2,792	0.8%	2,909	0.8%	2,952	0.8%
Pooled trust preferred securities issued by banks and insurers	1,572	0.4%	6,321	1.8%	3,841	1.1%
Small business administration pooled securities	40,449	11.0%	—	—%	—	—%
Equity securities	13,041	3.6%	11,902	3.4%	11,464	3.2%
Total fair value of securities available for sale	367,249	100.0%	348,554	100.0%	356,862	100.0%
Amortized Cost of Securities Held to Maturity
U.S. treasury securities	1,009	0.2%	1,010	0.3%	1,011	0.3%
Agency mortgage-backed securities	167,134	35.0%	159,522	42.5%	155,067	44.2%
Agency collateralized mortgage obligations	267,348	56.0%	198,220	52.8%	187,388	53.5%
State, county and municipal securities	225	—%	424	0.1%	678	0.2%
Single issuer trust preferred securities issued by banks	1,500	0.3%	1,500	0.4%	1,503	0.4%
Small business administration pooled securities	35,291	7.4%	9,775	2.6%	—	—%
Corporate debt securities	5,000	1.1%	5,002	1.3%	5,005	1.4%
Total amortized cost of securities held to maturity	477,507	100.0%	375,453	100.0%	350,652	100.0%
Total	$844,756		$724,007		$707,514
The Company’s available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3. As of December 31, 2015, 2014, and 2013, the Company had $1.6 million, $6.3 million, and $3.8 million, respectively, of securities categorized as Level 3.

The following tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2015. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Table 2 — Securities Portfolio, Amounts Maturing

	Within One Year		One year to Five Years		Five Years to Ten Years		Over Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$500	0.9%	$19,576	1.7%	$10,139	2.4%	$—	—	$30,215	1.9%
Agency mortgage-backed securities	—	—	13,364	3.4%	78,383	2.5%	119,190	3.1%	210,937	2.9%
Agency collateralized mortgage obligations	—	—	245	4.0%	—	—%	63,339	2.1%	63,584	2.1%
State, county and municipal securities	—	—	1,530	2.1%	2,656	2.8%	473	3.2%	4,659	2.6%
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	2,792	5.7%	2,792	5.7%
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,572	1.0%	1,572	1.0%
Small business administration pooled securities	—	—	—	—	—	—	40,449	2.5%	40,449	2.5%
Equity securities(1)	—	—	—	—	—	—	13,041	—	13,041	—
Total fair value of securities available for sale	500	0.9%	34,715	2.4%	91,178	2.5%	240,856	2.7%	367,249	2.6%
Amortized cost of securities held to maturity
U.S. Treasury securities	—	—	—	—	1,009	3.0%	—	—	1,009	3.0%
Agency mortgage-backed securities	25	5.5%	49	5.5%	28,713	2.5%	138,347	2.8%	167,134	2.8%
Agency collateralized mortgage obligations	—	—	—	—	4,296	3.0%	263,052	2.4%	267,348	2.4%
State, county and municipal securities	225	4.8%	—	—	—	—	—	—	225	4.8%
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	1,500	8.3%	1,500	8.3%
Small business administration pooled securities	—	—	—	—	—	—	35,291	2.7%	35,291	2.7%
Corporate debt securities	5,000	3.4%	—	—	—	—	—	—%	5,000	3.4%
Total amortized cost of securities held to maturity	5,250	3.5%	49	5.5%	34,018	2.6%	438,190	2.6%	477,507	2.6%
Total	$5,750	3.2%	$34,764	2.4%	$125,196	2.5%	$679,046	2.6%	$844,756	2.6%
(1) Equity securities have no contractual maturity and typically do not pay contractual interest or dividend income, therefore they are reported above in the over ten year maturity column with no weighted average yield.
As of December 31, 2015, the weighted average life of the securities portfolio was 5.1 years and the modified duration was 4.6 years.

Residential Mortgage Loan Sales   The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During 2015 and 2014, the Bank originated residential loans with the intention of selling them in the secondary market, and to a lesser extent, to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. During 2015 the Company reached a settlement for loans that were sold to a third party in the amount of $300,000, of which the Company had previously established a reserve of $250,000 at December 31, 2014. The Company has incurred other minimal losses during the years ended December 31, 2015 and 2014.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:

Table 3 — Closed Residential Real Estate Loans

	Years Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Held in portfolio	$72,274	$67,888	$31,839
Sold or held for sale in the secondary market	240,943	147,648	260,950
Total closed loans	$313,217	$215,536	$292,789

The table below reflects additional information related to the loans which were sold during the periods indicated:

Table 4 — Residential Mortgage Loan Sales

	December 31
	2015	2014
	(Dollars in thousands)
Sold with servicing rights released	$234,858	$30,639
Sold with servicing rights retained	5,912	115,288
Total loans sold	$240,770	$145,927

As noted in the table above, loans may be sold with servicing rights released or with servicing rights retained. Upon sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors amounted to $372.4 million at December 31, 2015 and $403.0 million at December 31, 2014.

The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 5 — Mortgage Servicing Asset

	2015	2014
	(Dollars in thousands)
Beginning balance	$2,912	$2,368
Additions	161	1,045
Acquired portfolio	83	—
Amortization	(585)	(602)
Change in valuation allowance	10	101
Ending balance	$2,581	$2,912
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

Loan Portfolio    Management continues to focus on growth in the commercial and home equity lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The Company’s loan portfolio increased by $577.0 million during 2015 due primarily to the acquired loan portfolio related to the Peoples acquisition.

Excluding the effects of the Peoples acquisition, organic growth in commercial real estate, commercial construction, small business, and home equity portfolios was countered by declines in the commercial and industrial and residential real estate loan portfolios. The following table summarizes loan growth as if the dates:
Table 6 - Components of Loan Growth/(Decline)

	December 31	December 31	Peoples	Organic	Organic
	2015	2014	Acquisition	Growth/(Decline) $	Growth/(Decline) %
	(Dollars in thousands)
Commercial and industrial	$843,276	$860,839	$11,268	$(28,831)	(3.3)%
Commercial real estate	2,653,434	2,347,323	249,383	56,728	2.4%
Commercial construction	373,368	265,994	15,299	92,075	34.6%
Small business	96,246	85,247	120	10,879	12.8%
Residential real estate	638,606	530,259	175,323	(66,976)	(12.6)%
Home equity	927,803	863,863	9,072	54,868	6.4%
Other consumer	14,988	17,208	3,462	(5,682)	(33.0)%
Total loans	$5,547,721	$4,970,733	$463,927	$113,061	2.3%

The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated:

Table 7 — Loan Portfolio Composition

	December 31
	2015		2014		2013		2012		2011
	(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$843,276	15.2%	$860,839	17.3%	$784,202	16.6%	$687,511	15.2%	$575,716	15.2%
Commercial real estate	2,653,434	47.8%	2,347,323	47.2%	2,249,260	47.7%	2,122,153	46.9%	1,847,654	48.6%
Commercial construction	373,368	6.7%	265,994	5.4%	223,859	4.7%	188,768	4.2%	128,904	3.4%
Small business	96,246	1.7%	85,247	1.7%	77,240	1.6%	78,594	1.7%	78,509	2.1%
Residential real estate	638,606	11.5%	530,259	10.7%	541,443	11.5%	612,881	13.6%	426,201	11.3%
Home equity	927,803	16.8%	863,863	17.4%	822,141	17.5%	802,149	17.8%	696,063	18.3%
Other consumer	14,988	0.3%	17,208	0.3%	20,162	0.4%	26,955	0.6%	41,343	1.1%
Gross loans	5,547,721	100.0%	4,970,733	100.0%	4,718,307	100.0%	4,519,011	100.0%	3,794,390	100.0%
Allowance for loan losses	55,825		55,100		53,239		51,834		48,260
Net loans	$5,491,896		$4,915,633		$4,665,068		$4,467,177		$3,746,130

The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2015. Loans having no schedule of repayments or no stated maturity are reported as being due in greater than five years. The following table also sets forth the rate structure of loans scheduled to mature after one year:
Table 8 — Scheduled Contractual Loan Amortization

	December 31, 2015
	Commercial	Commercial Real Estate	Commercial Construction (1)	Small Business	Residential Real Estate	Home Equity	Consumer Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$208,493	$544,722	$102,835	$30,921	$36,416	$22,720	$10,118	$956,225
After one year through five years	393,247	1,320,404	163,780	37,054	122,142	94,978	3,965	2,135,570
Beyond five years	241,536	788,308	106,753	28,271	480,048	810,105	905	2,455,926
Total	$843,276	$2,653,434	$373,368	$96,246	$638,606	$927,803	$14,988	$5,547,721
Interest rate terms on amounts due after one year:
Fixed rate	$272,030	$676,430	$46,429	$41,307	$331,063	$315,981	$4,870	$1,688,110
Adjustable rate	$362,753	$1,432,282	$224,104	$24,018	$271,127	$589,102	$—	$2,903,386

(1)	Includes certain construction loans that will convert to commercial mortgages and will be reclassified to commercial real estate upon the completion of the construction phase.
As of December 31, 2015, $15.1 million of loans scheduled to mature within one year were nonperforming.

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
Nonaccrual Loans    As a general rule, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans. However, certain loans that are more than 90 days past due may be kept on an accruing status if the loans are well secured and/or in the process of collection. The Company may also put a junior lien mortgage on nonaccrual status as a result of delinquency with respect to the first position, which is held by another financial institution, while the junior lien is currently performing. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.
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
OREO consists of real estate properties, which have primarily served as collateral to secure loans, that are controlled or owned by the Bank. These properties are recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the valuation allowance, but not below zero. All costs incurred thereafter in maintaining the property are generally charged to noninterest expense. In the event the real estate is utilized as a rental property, net rental income and expenses are recorded as incurred within noninterest expense.
Other assets in possession typically consist of foreclosed non-real estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 9 — Nonperforming Assets

	December 31
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)
Commercial and industrial	$3,699	$2,822	$4,178	$2,666	$1,883
Commercial real estate	8,160	7,590	11,834	6,574	13,109
Small business	239	246	633	570	542
Residential real estate	8,795	8,697	10,329	11,472	9,867
Home equity	6,742	8,038	7,068	7,311	3,130
Other consumer	55	—	92	121	381
Total	27,690	27,393	34,134	28,714	28,912
Loans past due 90 days or more but still accruing
Residential real estate (2)	—	106	462	—	—
Other consumer	—	13	63	52	41
Total	—	119	525	52	41
Total nonperforming loans	27,690	27,512	34,659	28,766	28,953
Nonaccrual securities (3)	—	3,639	1,541	1,511	1,272
Other assets in possession	—	—	167	176	266
Other real estate owned	2,159	7,743	7,466	11,974	6,658
Total nonperforming assets	$29,849	$38,894	$43,833	$42,427	$37,149
Nonperforming loans as a percent of gross loans	0.50%	0.55%	0.73%	0.64%	0.76%
Nonperforming assets as a percent of total assets	0.41%	0.61%	0.72%	0.74%	0.75%

(1)	Included in these amounts were $5.2 million, $5.2 million, $7.5 million, $6.6 million, and $9.2 million of TDRs on nonaccrual at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

(2)	Represents purchased credit impaired loans that are accruing interest due to expectations of future cash collections.

(3)
Amounts represent the fair value of nonaccrual securities. The Company had no nonaccrual securities in 2015, five nonaccrual securities in 2014 and 2013, and six nonaccrual securities in 2012 and 2011.

The following table summarizes the changes in nonperforming assets for the periods indicated:

Table 10 — Activity in Nonperforming Assets

	Years Ended December 31
	2015		2014
	(Dollars in thousands)
Nonperforming assets beginning balance		$38,894		$43,833
Acquired nonperforming loans		1,901		—
New to nonperforming		25,751		29,737
Loans charged-off		(4,919)		(10,947)
Loans paid-off		(14,951)		(14,934)
Loans restored to accrual status		(6,114)		(5,488)
Loans transferred to other real estate owned/other assets		(1,522)		(5,248)
Change to other real estate owned:
New to other real estate owned (1)	$2,446		$5,248
Valuation write down	(1,254)		(736)
Sale of other real estate owned	(7,516)		(7,445)
Capital improvements to other real estate owned	959		3,255
Other	(218)		—
Total change to other real estate owned		(5,583)		322
Net change in nonaccrual securities		(3,639)		2,098
Other		31		(479)
Nonperforming assets ending balance		$29,849		$38,894

(1) For the year ended December 31, 2015 this amount is inclusive of a $612,000 payment to buy out the first position of a foreclosed loan and $312,000 of real estate recognized as a loan recovery.

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 11 — Troubled Debt Restructurings

	December 31
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Performing troubled debt restructurings	$32,849	$38,382	$38,410	$46,764	$37,151
Nonaccrual troubled debt restructurings	5,225	5,248	7,454	6,554	9,230
Total	$38,074	$43,630	$45,864	$53,318	$46,381
Performing troubled debt restructurings as a % of total loans	0.59%	0.77%	0.81%	1.03%	0.98%
Nonaccrual troubled debt restructurings as a % of total loans	0.09%	0.11%	0.16%	0.15%	0.24%
Total troubled debt restructurings as a % of total loans	0.69%	0.88%	0.97%	1.18%	1.22%

The following table summarizes changes in TDRs for the periods indicated:

Table 12 — Activity in Troubled Debt Restructurings

	December 31
	2015	2014
	(Dollars in thousands)
TDRs beginning balance	$43,630	$45,864
New to TDR status	6,031	6,007
Paydowns	(11,163)	(5,693)
Charge-offs	(424)	(2,548)
Loans removed from TDR status	—	—
TDRs ending balance	$38,074	$43,630

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 13 — Interest Income Recognized/Collected on Nonaccrual Loans and Troubled Debt Restructurings

	Years Ended December 31
	2015	2014	2013
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$1,270	$1,580	$2,154
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$2,274	$2,419	$2,510
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
Total impaired loans at December 31, 2015 and 2014 were $51.4 million and $58.0 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses and Credit Quality” within Notes to Consolidated Financial Statements included in Item 8 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At December 31, 2015, there were 68 relationships, with an aggregate balance of $92.0 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.

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
The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment. The formula-based approach emphasizes loss factors derived from actual historical portfolio loss rates, which are combined with an assessment of certain qualitative factors to determine the allowance amounts allocated to the various loan categories. Allowance amounts are determined based on an estimate of the historical average annual percentage rate of loan loss for each loan category, a temporal estimate of the incurred loss emergence and confirmation period for each loan category, and certain qualitative risk factors considered in the computation of the allowance for loan losses. Additionally, the Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For the commercial portfolio, the Company utilizes a 10-point commercial risk-rating system, which assigns a risk-grade to each borrower based on a number of quantitative and qualitative factors associated with a commercial loan transaction. Factors considered include industry and market conditions, position within the industry, earnings trends, operating cash flow, asset/liability values, debt capacity, guarantor strength, management and controls, financial reporting, collateral and other considerations.
As of December 31, 2015, the allowance for loan losses totaled $55.8 million, or 1.01% of total loans, as compared to $55.1 million, or 1.11% of total loans, at December 31, 2014. The decrease in the amount of the allowance as a percentage of loans is largely attributable to the acquired loans which are accounted for at fair value, with no carryover of the related allowance.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:
Table 14 — Summary of Changes in the Allowance for Loan Losses

	December 31
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Average total loans	$5,394,464	$4,871,197	$4,556,351	$4,022,349	$3,681,418
Allowance for loan losses, beginning of year	$55,100	$53,239	$51,834	$48,260	$46,255
Charged-off loans:
Commercial and industrial	2,010	2,097	2,683	6,191	2,888
Commercial real estate	330	5,454	3,587	4,348	2,631
Commercial construction	—	—	308	—	769
Small business	267	605	773	616	1,190
Residential real estate	285	826	622	1,094	559
Home equity	710	750	1,370	3,178	1,626
Other consumer	1,316	1,215	1,175	1,165	1,678
Total charged-off loans	4,918	10,947	10,518	16,592	11,341
Recoveries on loans previously charged-off
Commercial and industrial	1,593	462	272	963	420
Commercial real estate	1,073	404	206	188	97
Commercial construction	—	—	100	—	500
Small business	264	275	279	134	160
Residential real estate	133	424	143	151	—
Home equity	356	249	135	93	52
Other consumer	724	591	588	581	635
Total recoveries	4,143	2,405	1,723	2,110	1,864
Net loans charged-off
Commercial and industrial	417	1,635	2,411	5,228	2,468
Commercial real estate	(743)	5,050	3,381	4,160	2,534
Commercial construction	—	—	208	—	269
Small business	3	330	494	482	1,030
Residential real estate	152	402	479	943	559
Home equity	354	501	1,235	3,085	1,574
Other consumer	592	624	587	584	1,043
Total net loans charged-off	775	8,542	8,795	14,482	9,477
Provision for loan losses	1,500	10,403	10,200	18,056	11,482
Total allowances for loan losses, end of year	$55,825	$55,100	$53,239	$51,834	$48,260
Net loans charged-off as a percent of average total loans	0.01%	0.18%	0.19%	0.36%	0.26%
Allowance for loan losses as a percent of total loans	1.01%	1.11%	1.13%	1.15%	1.27%
Allowance for loan losses as a percent of nonperforming loans	201.61%	200.28%	153.61%	180.19%	166.68%
Net loans charged-off as a percent of allowance for loan losses	1.39%	15.50%	16.52%	27.94%	19.64%
Recoveries as a percent of gross charge-offs	84.24%	21.97%	16.38%	12.72%	16.44%

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
The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 15 — Summary of Allocation of Allowance for Loan Losses

	December 31
	2015		2014		2013		2012		2011
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Allocated Allowance
Commercial and industrial	$13,802	15.2%	$15,573	17.3%	$15,622	16.6%	$13,461	15.2%	$11,682	15.2%
Commercial real estate	27,327	47.8%	25,873	47.2%	24,541	47.7%	22,598	46.9%	23,514	48.6%
Commercial construction	5,366	6.7%	3,945	5.4%	3,371	4.7%	2,811	4.2%	2,076	3.4%
Small business	1,264	1.7%	1,171	1.7%	1,215	1.6%	1,524	1.7%	1,896	2.1%
Residential real estate	2,590	11.5%	2,834	10.7%	2,760	11.5%	2,930	13.6%	3,113	11.3%
Home equity	4,889	16.7%	4,956	17.4%	5,036	17.5%	7,703	17.8%	4,597	18.3%
Other consumer	587	0.4%	748	0.3%	694	0.4%	807	0.6%	1,382	1.1%
Total	$55,825	100.0%	$55,100	100.0%	$53,239	100.0%	$51,834	100.0%	$48,260	100.0%
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
For additional information regarding the Bank’s allowance for loan losses, see Note 1, “Summary of Significant Accounting Policies” and Note 4, “Loans, Allowance for Loan Losses and Credit Quality” within Notes to Consolidated Financial Statements included in Item 8 hereof.

Federal Home Loan Bank Stock    The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston, of $14.4 million at December 31, 2015 and $33.2 million at December 31, 2014. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return. In February 2015, the Company acquired $4.3 million of FHLB stock in conjunction with the Peoples acquisition. Additionally, in October of 2015, the FHLB repurchased shares from the Bank that were considered to be in excess of the proportional ratio of volume funding, resulting in a decrease of $23.1 million in the outstanding balance.

Goodwill and Other Intangible Assets    Goodwill and Other Intangible Assets were $212.9 million and $180.3 million at December 31, 2015 and December 31, 2014, respectively. The increase is due to the Peoples acquisition, offset by amortization of definite-lived intangibles.
The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. The Company performed its annual goodwill impairment testing during the third quarter of 2015 and determined that the Company's goodwill was not impaired. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes that indicated impairment of other intangible assets. For additional information regarding the goodwill and other intangible assets, see Note 6, “Goodwill and Other Intangible Assets” within Notes to Consolidated Financial Statements included in Item 8 hereof.
Cash Surrender Value of Life Insurance Policies    The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $134.6 million and $109.9 million at December 31, 2015 and December 31, 2014, respectively, reflective of additional policies acquired from Peoples. The Company recorded tax exempt income from the life insurance policies of $3.7 million, $3.1 million, and $3.2 million in 2015, 2014, and 2013, respectively. Also during 2014, and 2013, the Company recognized gains on life insurance benefits in the amount of $1.9 million and $227,000, respectively. These gains are also tax-exempt income to the Company. There were no such gains during 2015.
Deposits    As of December 31, 2015, deposits of $6.0 billion representing a $780.2 million, or 15.0%, increase from the prior year-end. The increase is due partially to the impact of the Peoples acquisition combined with strong core deposit growth, offset by a decrease in Time deposits. This continued focus on core deposit growth, which the Company defines as nontime and nonbrokered deposits, resulted in core deposits comprising 88.6% of total deposits at December 31, 2015, and an overall total cost of deposits of 0.20%.
Excluding the effects of the Peoples acquisition, organic growth in demand deposits, savings and interest checking and money market deposits was countered by declines in the time certificates of deposits. The following table sets forth deposit growth during the year:
Table 16 - Components of Deposit Growth

	December 31	December 31	Peoples	Organic	Organic
	2015	2014	Acquisition	Growth/(Decline) $	Growth/(Decline) %
	(Dollars in thousands)
Demand deposits	$1,846,593	$1,462,200	$71,362	$313,031	21.4%
Savings and interest checking	2,370,141	2,108,486	168,228	93,427	4.4%
Money market	1,089,139	990,160	76,724	22,255	2.2%
Time certificates of deposits	684,830	649,620	115,936	(80,726)	(12.4)%
Total	$5,990,703	$5,210,466	$432,250	$347,987	6.7%

The following table sets forth the maturities of the Bank’s time certificates of deposits in the amount of $100,000 or more as of December 31, 2015:
Table 17 — Maturities of Time Certificates of Deposits $100,000 and Over

	Balance	Percentage
	(Dollars in thousands)
1 to 3 months	$72,999	26.6%
4 to 6 months	51,647	18.8%
7 to 12 months	65,022	23.7%
Over 12 months	85,032	30.9%
Total	$274,700	100.0%

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

The following table sets forth the Bank’s brokered deposits as of the dates indicated:
Table 18 — Brokered Deposits

	December 31
	2015	2014
	(Dollars in thousands)
CDARS	$34,871	$44,855
Brokered certificates of deposit	10,416	11,058
Brokered money market	1,000	10,000
Total brokered deposits	$46,287	$65,913

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

In the second quarter of 2014, the Company used excess liquidity to pay off $75.0 million of FHLB borrowings and exited the associated hedge which fixed the rate on those borrowings. As represented in the financial statements, this resulted in a loss on termination of derivatives for the second quarter of approximately $1.1 million.

The following table sets forth the balance of borrowings at the periods indicated:
Table 19 — Borrowings by Category

	December 31
	2015	2014	% Change
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$102,080	$70,080	45.7%
Customer repurchase agreements and other short-term borrowings	133,958	147,890	(9.4)%
Wholesale repurchase agreements	—	50,000	(100.0)%
Junior subordinated debentures	73,464	73,685	(0.3)%
Subordinated debentures	35,000	65,000	(46.2)%
Total	$344,502	$406,655	(15.3)%

See Note 8, "Borrowings" within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.
Capital Resources    The Federal Reserve Board (Federal Reserve), the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Effective January 1, 2015, risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Common Equity Tier 1 capital ratio of 4.5%, Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At December 31, 2015, the Company and the Bank exceeded the minimum requirements for Common Equity Tier 1 capital, Tier 1 capital, total capital, and Tier 1 leverage capital. See Note 19, “Regulatory Matters” within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding capital requirements.

Results of Operations

Table 20 — Summary of Results of Operations

	Years Ended December 31
	2015	2014
	(Dollars in thousands, except per share data)
Net income	$64,960	$59,845
Diluted earnings per share	$2.50	$2.49
Return on average assets	0.93%	0.95%
Return on average equity	8.79%	9.66%
Stockholders' equity as % of assets	10.70%	10.06%
Net interest margin	3.42%	3.45%

Net Interest Income    The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax-equivalent basis, net interest income was $216.4 million in 2015, a 9.6% increase from 2014 net interest income of $197.4 million, driven by the overall increase in interest earning assets.
The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for 2015, 2014, and 2013. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 21 — Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31
	2015			2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$138,694	$349	0.25%	$111,764	$279	0.25%	$80,349	$200	0.25%
Securities
Securities - trading	389	—	—%	—	—	—%	—	—	—%
Securities - taxable investments	787,781	20,120	2.55%	713,969	18,610	2.61%	566,764	15,137	2.67%
Securities - nontaxable investments (1)	5,101	195	3.82%	5,944	233	3.92%	1,523	88	5.78%
Total securities	793,271	20,315	2.56%	719,913	18,843	2.62%	568,287	15,225	2.68%
Loans held for sale	9,244	225	2.43%	11,125	405	3.64%	27,693	774	2.79%
Loans(2)
Commercial and industrial	858,043	33,569	3.91%	837,618	32,442	3.87%	736,814	29,241	3.97%
Commercial real estate (1)	2,590,482	106,801	4.12%	2,306,901	97,971	4.25%	2,166,073	96,165	4.44%
Commercial construction	304,545	12,838	4.22%	249,389	10,682	4.28%	218,894	9,066	4.14%
Small business	90,081	4,900	5.44%	79,736	4,431	5.56%	76,700	4,272	5.57%
Total commercial	3,843,151	158,108	4.11%	3,473,644	145,526	4.19%	3,198,481	138,744	4.34%
Residential real estate	641,218	25,603	3.99%	538,171	21,462	3.99%	534,696	21,179	3.96%
Home equity	892,920	30,777	3.45%	841,710	29,568	3.51%	800,646	28,712	3.59%
Total consumer real estate	1,534,138	56,380	3.68%	1,379,881	51,030	3.70%	1,335,342	49,891	3.74%
Other consumer	17,175	1,664	9.69%	17,672	1,732	9.80%	22,528	2,047	9.09%

Total loans	5,394,464	216,152	4.01%	4,871,197	198,288	4.07%	4,556,351	190,682	4.18%
Total Interest-Earning Assets	6,335,673	237,041	3.74%	5,713,999	217,815	3.81%	5,232,680	206,881	3.95%
Cash and Due from Banks	110,202			113,394			127,171
Federal Home Loan Bank Stock	31,080			36,467			39,416
Other Assets	513,495			422,598			400,805
Total Assets	$6,990,450			$6,286,458			$5,800,072

Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,242,245	$3,556	0.16%	$2,087,973	$3,573	0.17%	$1,735,211	$3,107	0.18%
Money market	1,102,892	2,878	0.26%	972,664	2,487	0.26%	887,936	2,271	0.26%
Time certificates of deposits	708,094	5,142	0.73%	698,070	4,979	0.71%	724,644	5,246	0.72%
Total interest bearing deposits	4,053,231	11,576	0.29%	3,758,707	11,039	0.29%	3,347,791	10,624	0.32%
Borrowings
Federal Home Loan Bank borrowings	106,686	2,208	2.07%	100,631	2,784	2.77%	245,392	5,446	2.22%
Customer repurchase agreements and other short-term borrowings	138,363	210	0.15%	144,358	200	0.14%	150,286	276	0.18%
Wholesale repurchase agreements	32,192	746	2.32%	50,000	1,158	2.32%	50,000	1,158	2.32%
Junior subordinated debentures	73,576	4,026	5.47%	73,797	4,008	5.43%	74,017	4,049	5.47%
Subordinated debt	39,110	1,851	4.73%	34,315	1,228	3.58%	30,000	1,783	5.94%
Total borrowings	389,927	9,041	2.32%	403,101	9,378	2.33%	549,695	12,712	2.31%
Total interest-bearing liabilities	4,443,158	20,617	0.46%	4,161,808	20,417	0.49%	3,897,486	23,336	0.60%
Demand deposits	1,704,253			1,422,510			1,271,616
Other liabilities	103,839			82,310			78,392
Total liabilities	6,251,250			5,666,628			5,247,494
Stockholders’ equity	739,200			619,830			552,578
Total liabilities and stockholders’ equity	$6,990,450			$6,286,458			$5,800,072
Net interest income(1)		$216,424			$197,398			$183,545
Interest rate spread(3)			3.28%			3.32%			3.35%
Net interest margin(4)			3.42%			3.45%			3.51%
Supplemental Information
Total deposits, including demand deposits	$5,757,484	$11,576		$5,181,217	$11,039		$4,619,407	$10,624
Cost of total deposits			0.20%			0.21%			0.23%
Total funding liabilities, including demand deposits	$6,147,411	$20,617		$5,584,318	$20,417		$5,169,102	$23,336
Cost of total funding liabilities			0.34%			0.37%			0.45%

(1)
The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1.5 million, $1.4 million, and $967,000 in 2015, 2014, and 2013, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $5.1 million, $5.9 million, and $1.5 million, in 2015, 2014, and 2013, respectively, and nontaxable industrial development bonds with average balances of $67.7 million, $51.3 million, and $39.4 million in 2015, 2014, and 2013, respectively.

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
Table 22 — Volume Rate Analysis

	Years Ended December 31
	2015 Compared To 2014			2014 Compared To 2013			2013 Compared To 2012
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest-earning deposits, federal funds sold and short term investments	$3	$67	$70	$1	$78	$79	$5	$63	$68
Securities
Trading assets	—	—	—	—	—	—	—	(37)	(37)
Taxable securities	(414)	1,924	1,510	(459)	3,932	3,473	(2,848)	1,342	(1,506)
Nontaxable securities(1)	(5)	(33)	(38)	(110)	255	145	(34)	(18)	(52)
Total securities			1,472			3,618			(1,595)
Loans held for sale	(112)	(68)	(180)	94	(463)	(369)	(140)	(74)	(214)
Loans
Commercial and industrial	336	791	1,127	(799)	4,000	3,201	(558)	4,490	3,932
Commercial real estate	(3,213)	12,043	8,830	(4,446)	6,252	1,806	(9,213)	11,796	2,583
Commercial construction	(206)	2,362	2,156	353	1,263	1,616	(139)	2,507	2,368
Small business	(106)	575	469	(10)	169	159	(101)	(136)	(237)
Total commercial			12,582			6,782			8,646
Residential real estate	32	4,109	4,141	145	138	283	(1,262)	4,111	2,849
Home equity	(590)	1,799	1,209	(617)	1,473	856	(714)	1,302	588
Total consumer real estate			5,350			1,139			3,437
Total other consumer	(19)	(49)	(68)	126	(441)	(315)	124	(862)	(738)
Loans(1)(2)			17,864			7,606			11,345
Total			$19,226			$10,934			$9,604
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(281)	$264	$(17)	$(166)	$632	$466	$(189)	$476	$287
Money market	58	333	391	(1)	217	216	(448)	258	(190)
Time certificates of deposits	92	71	163	(75)	(192)	(267)	(828)	652	(176)
Total interest-bearing deposits			537			415			(79)
Borrowings
Federal Home Loan Bank borrowings	(744)	168	(576)	551	(3,213)	(2,662)	(333)	534	201
Customer repurchase agreements and other short-term borrowings	18	(8)	10	(65)	(11)	(76)	(54)	(27)	(81)
Wholesale repurchase agreements	—	(412)	(412)	—	—	—	(4)	—	(4)
Junior subordinated debentures	30	(12)	18	(29)	(12)	(41)	(317)	617	300
Subordinated debt	451	172	623	(811)	256	(555)	(394)	—	(394)
Total borrowings			(337)			(3,334)			22
Total			$200			$(2,919)			$(57)
Change in net interest income			$19,026			$13,853			$9,661

(1)	The table above reflects income determined on a fully tax equivalent basis. See footnote (1) to Table 22 above for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans, however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
The increase in net interest income is driven primarily by loan growth exceeding the impact of a continued decreasing interest rate environment.

Provision For Loan Losses    The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses totaled $1.5 million in 2015, compared with $10.4 million in 2014, a decrease of $8.9 million. The Company’s allowance for loan losses, as a percentage of total loans, was 1.01% at year end, as compared to 1.11% at December 31, 2014. Net charge-offs for the year ended December 31, 2015 totaled $775,000, a decrease of $7.8 million from the prior year.
General economic conditions within the region continued to show moderate improvement during 2015, as measured by employment levels, economic activity, and other regional economic indicators. Job growth has been steady and unemployment levels have decreased. Lower energy costs related to oil and gasoline prices are benefiting consumers and lowering some business costs in the region, although some of these savings are being offset by higher electricity costs. Area residential real estate prices and sales volume both are up year-over-year. Commercial real estate market conditions have held steady with most markets in the region experiencing stable to rising values and, generally, positive trends in rents and occupancy rates. However, commercial real estate valuations may have reached peak levels as investors are growing more cautious about the economy. Leading economic indicators suggest growth will continue in the near term, but could moderate as global economic conditions and geopolitical forces could weigh on the economic outlook for the region as parts of the region’s economy are susceptible to these factors.

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

Noninterest Income    The following table sets forth information regarding noninterest income for the periods shown:
Table 23 — Noninterest Income

	Years Ended December 31
			Change
	2015	2014	Amount	%
	(Dollars in thousands)
Deposit account fees	$18,078	$18,065	$13	0.1%
Interchange and ATM fees	14,728	12,975	1,753	13.5%
Investment management	20,735	19,642	1,093	5.6%
Mortgage banking income	5,163	3,384	1,779	52.6%
Increase in cash surrender value of life insurance policies	3,692	3,128	564	18.0%
Gain on life insurance benefits	—	1,964	(1,964)	(100.0)%
Gain on sale of fixed income securities	798	121	677	559.5%
Gain on sale of equity securities	20	91	(71)	(78.0)%
Loan level derivative income	3,830	2,477	1,353	54.6%
Other noninterest income	8,844	8,096	748	9.2%
Total	$75,888	$69,943	$5,945	8.5%
The primary reasons for significant variances in the noninterest income category shown in the preceding table are noted below:
Interchange and ATM fees increased $1.8 million, or 13.5%, as a result of the Peoples acquisition and the continued successful growth of core checking accounts.
Investment management revenue increased by $1.1 million, or 5.6%, for the year ended December 31, 2015, as compared to the same period in 2014. The increase is primarily attributable to an 8.4% increase in assets under administration, which grew from $2.5 billion at December 31, 2014 to $2.7 billion at December 31, 2015.
Mortgage banking income increased $1.8 million, or 52.6%, due to increased volumes of loan closings in 2015.
Increases in the cash surrender value of life insurance policies were higher in 2015 due primarily to the additional policies acquired from Peoples.

The Company recognized gains on life insurance benefits in the amount of $2.0 million during 2014, which represented tax-exempt income to the Company. There were no such gains in 2015.
There was a gain on the sale of fixed income securities during the second quarter of 2015 due to the sales of mortgage backed securities and certain pooled trust preferred securities. There were minimal gains in the prior year.
Loan level derivative income increased due to increased customer demand during the year.
Other noninterest income increased during the year, mainly due to increases in dividend income from the Company's investment in Federal Home Loan Bank stock, along with increases in asset based lending fee income, merchant processing income and commercial loan late charge fees. These increases were somewhat offset by decreased income on Community Reinvestment Act investments.

Noninterest Expense    The following table sets forth information regarding noninterest expense for the periods shown:
Table 24 — Noninterest Expense

	Years Ended December 31
			Change
	2015	2014	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$105,068	$94,044	$11,024	11.7%
Occupancy and equipment	23,020	21,820	1,200	5.5%
Data processing and facilities management	4,631	4,765	(134)	(2.8)%
Advertising	4,645	3,859	786	20.4%
FDIC assessment	3,979	3,770	209	5.5%
Consulting	3,680	2,923	757	25.9%
Debit card fees	2,456	2,362	94	4.0%
Loss on sale of fixed income securities	1,124	21	1,103	5,252.4%
Loss on sale of equity securities	99	—	99	100.0%
Merger & acquisitions	10,501	1,339	9,162	684.2%
Other noninterest expense	37,935	36,935	1,000	2.7%
Total	$197,138	$171,838	$25,300	14.7%
The primary reasons for significant variances in the noninterest expense category shown in the preceding tables are noted below:
The increase in salaries and employee benefits reflects overall increases in the employee base (including the Peoples acquisition) along with increases in expenses associated with incentive programs, retirement benefits, medical insurance, payroll taxes, and commissions.
Occupancy and equipment increases were attributable to general expense increases due to the addition of Peoples facilities and increased snow removal costs during 2015.
Advertising expenses increased during 2015 due to the scale of the spring campaign initiatives.
Consulting expense increased due to various initiatives.
There was a loss on the sale of fixed income securities during the second quarter of 2015 due to the sales of mortgage backed securities and certain pooled trust preferred securities. Losses recognized in the prior year were minimal.
Merger and acquisition expenses increased in 2015 due to the closing of the Peoples acquisition in February of 2015.
Other noninterest expenses increased in 2015 compared to 2014 due primarily to increases in the provision for unfunded commitments, amortization of intangibles, software maintenance, legal fees, subscriptions, other losses and charge-offs and mortgage- related expenses, offset by a decrease in loan workout costs and director fees.

Income Taxes    The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 25 — Tax Provision and Applicable Tax Rates

	December 31
	2015	2014	2013
	(Dollars in thousands)
Combined federal and state income tax provisions	$27,218	$23,899	$16,484
Effective income tax rates	29.53%	28.54%	24.70%
Blended Statutory tax rate	40.83%	40.85%	40.85%
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
Table 26 — New Markets Tax Credit Recognition Schedule

	Investment	2015	2016	2017	2018	2019	Total Remaining Credits
		(Dollars in thousands)
2009	$10,000	$600	$—	$—	$—	$—	$600
2010	40,000	2,400	2,400	—	—	—	4,800
2012	21,400	1,285	1,285	1,285	1,285	—	5,140
2013	44,600	2,229	2,675	2,675	2,675	2,675	12,929
Total	$116,000	$6,514	$6,360	$3,960	$3,960	$2,675	$23,469

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2032, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $42.2 million, of which $27.6 million has been funded. The Company recognized a net tax benefit of approximately $1.2 million for the 2015 calendar year, and anticipates additional net tax benefits of $16.9 million over the remaining life of the investments from the combination of tax credits and operating losses.
For additional information related to the Company's income taxes see Note 13, "Income Taxes" and Note 14, "Low Income Housing Project Investments "within Notes to the Consolidated Financial Statements included in Item 8 hereof.
Dividends    The Company declared cash dividends of $1.04 per common share in 2015 and $0.96 in 2014. The 2015 and 2014 ratio of dividends paid to earnings was 40.29% and 37.50%, respectively.
Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends of the Company will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deem appropriate.
Comparison of 2014 vs. 2013    As of December 31, 2014, the Company’s total assets were $6.4 billion, which represented an increase of $265.7 million, or 4.4%, as compared to December 31, 2013. Total average assets were $6.3 billion and $5.8 billion in 2014 and 2013, respectively. Total securities of $724.0 million, at December 31, 2014, increased $16.5 million compared to the $707.5 million reported on December 31, 2013. Total loans of $5.0 billion, at December 31, 2014, increased $252.4 million compared to the prior year end. Total deposits of $5.2 billion at December 31, 2014 reflected an increase of $224.0 million, or 4.5%, compared to December 31, 2013. Borrowings decreased by $41.8 million, or 9.3%, during the year ended December 31, 2014. Stockholders’ equity increased by $49.0 million in 2014.
Net income for 2014 was $59.8 million, or $2.49 per diluted share, compared to $50.3 million, or $2.18 per diluted share, in 2013. Return on average assets and return on average common equity were 0.95% and 9.66%, respectively, for 2014 and 0.87% and 9.09%, respectively, for 2013.
On a fully tax-equivalent basis, net interest income was $197.4 million in 2014, a 7.5% increase from 2013 net interest income of $183.5 million. The increase in net interest income was driven primarily by loan growth exceeding the impact of a continued decreasing interest rate environment.
Interest expense for the year ended December 31, 2014 decreased to $20.4 million from the $23.3 million recorded in 2013, a decrease of $2.9 million or 12.5%. The total cost of funds decreased eight basis points to 0.37% for 2014 as compared to 0.45% for 2013. Average interest-bearing deposits increased $410.9 million, or 12.3%, over the prior year while the cost of these deposits decreased from 0.32% in 2013 to 0.29% in 2014 primarily attributable to the active management of the Company's deposit costs.
Average borrowings decreased in 2014 by $146.6 million, or 26.7%, from the 2013 average balance, with the average cost of borrowings remaining consistent at 2.33% compared to 2.31% in 2013. The decrease in balance is the mainly driven by the Company's decision to use excess liquidity to pay off $75.0 million of FHLB borrowings in June 2014. The Company also exited the associated hedge which fixed the rate on those borrowings.
The provision for loan losses totaled $10.4 million in 2014, compared with $10.2 million in 2013, an increase of $203,000. Net charge-offs for the year ended December 31, 2014 totaled $8.5 million, a decrease of $253,000 from the prior year.
The Company’s allowance for loan losses, as a percentage of total loans, was 1.11% at year-end December 31, 2014, as compared to 1.13% at December 31, 2013. The decrease in this percentage is the result of combined factors, including, the resolution of certain impaired loans that previously carried specific loan loss allocations and improvements observed in certain portfolio asset quality measures and other qualitative factors.
Noninterest income, which is generated by deposit account service charges, interchange and ATM fees, investment management services, mortgage banking activities, increases in cash surrender value of life insurance, and miscellaneous other sources, amounted to $69.9 million in 2014, a $1.9 million, or 2.8%, increase from the prior year. The primary reasons for the increase in the noninterest income category are noted below:
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
Inclusive of merger and acquisition costs, noninterest expense decreased by $1.8 million, or 1.1%, during the year ended December 31, 2014 as compared to the same period in 2013. The decrease was partially driven by the full year impact of the Company's of Mayflower Bancorp, Inc. ("Mayflower") acquisition, which occurred in the fourth quarter of the prior year. Additionally, the primary reasons for the variances in the noninterest expense category shown in the preceding tables are noted below:

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

Risk Management
The Company’s Board of Directors and Executive Management have identified significant risk categories which affect the Company. The risk categories include: credit risk, operations risk, compliance risk, strategic and reputation risk, market risk and liquidity risk. The Board of Directors has approved an Enterprise Risk Management Policy that addresses each category of risk. The Portfolio Risk Manager, Chief Financial Officer, Chief Information Officer, Director of Residential Lending, Compliance Officer, Executive Vice President of Commercial Lending and other members of management provide regular reports to the Board of Directors, identifying key risk issues and plans to address these issues. The Board of Directors will ensure the level of risk is within limits established by both the Risk Management Policy and other previously approved policies.
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
Operations Risk    Operations risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, disasters and security risks. The Company continuously strives to strengthen its system of internal controls, operating processes and employee awareness. The Bank has an Operations Risk Management Committee that meets monthly and reports to the Board quarterly or more frequently if warranted. The Committee is chaired by the Director of Risk Management and members of the Committee include representatives from Audit, Finance, Technology, Operations, Information Security, Compliance and periodic attendance from business units throughout the organization. An operations risk management dashboard is updated quarterly and reviewed with the Board.
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
Strategic and Reputation Risk   Strategic and reputation risk represent the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, and failure to assess current and new opportunities and threats in business, markets, and products. Management mitigates strategic and reputational risk through robust annual strategic planning, frequent executive strategic reviews, ongoing competitive and technological observation, rigorous assessment processes of new product, new branch, and new business initiatives, adherence to ethical standards, a philosophy of customer advocacy, a structured process of customer complaint resolution, and ongoing reputational monitoring, crisis management plan, and management tools.

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
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for December 31, 2015 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual (12 to 24 months) shifts in interest. Additionally, the Company analyzed a separate alternative scenario, labeled "Flat Up 200". In this scenario the short term end of the yield curve increases 200 bps over the first 12 months of the simulation, while the long term end of the curve remains relatively flat.

The results of all scenarios are outlined in the table below:
Table 27 — Interest Rate Sensitivity

	Years Ended December 31
	2015		2014
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(2.8)%	(5.7)%	(0.3)%	(4.6)%
+100	5.9%	9.4%	4.8%	7.1%
+200	11.6%	17.6%	9.8%	14.6%
+300	17.2%	25.7%	14.7%	22.2%
+400	22.7%	33.6%	19.5%	29.6%

Gradual rate shifts (basis points)
-100 over 12 months	(1.2)%	(4.2)%	0.2%	(3.0)%
+200 over 12 months	5.5%	15.7%	4.3%	12.4%
+400 over 24 months	5.5%	21.1%	4.4%	17.1%
Flat +500 over 12 months	7.0%	25.3%	5.4%	20.2%

Alternative scenarios
Flat up 200 basis points scenario	5.6%	14.1%	4.1%	9.9%

The Company's policy on interest rate risk simulation also specifies that estimated net interest income for the second year of all “core scenarios” should not decline by more than 15.0%. The Company was within policy limits at December 31, 2015 and 2014. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
The most significant factors affecting market risk exposure of the Company’s net interest income during the year ended December 31, 2015 were the shape of the U.S. Government securities and interest rate swap yield curve, the level of U.S. prime interest rate and LIBOR rates, and the level of interest rates being offered on long-term fixed rate loans.
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

The Company actively manages its liquidity position under the direction of the Asset-Liability Committee of the Bank ("ALCO"). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB less short-term liabilities relative to total assets, was within policy limits at December 31, 2015. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 28 — Sources of Liquidity

	December 31
	2015			2014
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank borrowings (1)	$102,080	$777,452		$70,080	$755,712
Federal Reserve Bank of Boston	—	715,732	(3)	—	801,740	(3)
Unpledged securities	—	530,630		—	297,871
Wholesale repurchase agreements	—	—	(4)	50,000	—	(4)
Customer repurchase agreements	133,958	—	(4)	147,890	—	(4)
Junior subordinated debentures (1)	73,464	—	(4)	73,685	—	(4)
Subordinated debt	35,000	—	(4)	65,000	—	(4)
Parent Company line of credit	—	—		—	20,000
Brokered deposits (2)	46,287	—	(4)	65,914	—	(4)
	$390,789	$2,023,814		$472,569	$1,875,323

(1)	Amounts shown are inclusive of fair value marks associated with previous acquisitions.

(2)	Inclusive of $34.9 million and $44.9 million of brokered deposits acquired through participation in the CDARS program as of December 31, 2015 and 2014, respectively.

(3)	Loans with a carrying value of $1.3 billion at both December 31, 2015 and 2014 have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

(4)	The additional borrowing capacity has not been assessed for these categories.
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

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments
The Company has entered into contractual obligations, commitments, and off-balance sheet financial instruments. The amounts below assume the contractual obligations and commitments will run through the end of the applicable term and, as such, do not include early termination fees or penalties where applicable. The following tables summarize the Company’s contractual obligations, other commitments, contingencies, and off-balance sheet financial instruments at December 31, 2015:
Table 29 — Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet
Financial Instruments by Maturity

	Payments Due — By Period
Contractual Obligations, Commitments and Contingencies	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
FHLB advances (1)	$102,080	$52,025	$47,197	$2,858	$—
Customer repurchase agreements	133,958	133,958	—	—	—
Junior subordinated debentures (1)	73,464	—	—	—	73,464
Subordinated debt	35,000	—	—	—	35,000
Time certificates of deposits	684,830	488,046	114,261	82,523	—
All other deposits with no maturity (2)	5,305,873	—	—	—	5,305,873
Lease obligations	47,543	8,943	16,015	12,365	10,220
Vendor contracts	53,626	15,385	21,371	16,870	—
Retirement benefit obligations (3)	52,221	961	1,948	2,081	47,231
Total Contractual Obligations	$6,488,595	$699,318	$200,792	$116,697	$5,471,788

	Amount of Commitment Expiring — By Period
Off-Balance Sheet Financial Instruments	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
Commitments to extend credit (2)	$2,091,170	$440,244	$102,130	$64,586	$1,484,210
Standby letters of credit (2)	17,962	7,897	3,582	—	6,483
Mortgage derivatives - notional value	24,305	24,305	—	—	—
Interest rate swaps - notional value (4)	75,000	50,000	25,000	—	—
Customer-related positions
Foreign exchange contracts - notional value (5)	38,416	38,416	—	—	—
Loan level interest rate swaps - notional value (6)	666,936	37,732	64,053	249,751	315,400
Total Commitments	$2,913,789	$598,594	$194,765	$314,337	$1,806,093

(1)
The Company has hedged certain short-term borrowings and variable rate junior subordinated debentures, effectively converting the borrowings to a fixed rate. Amounts maturing represent contractual amounts due, inclusive of fair value marks associated with acquired borrowings.

(2)	Items with no maturity are presented in the table in the after five year's category.

(3)
Retirement benefit obligations include expected contributions to the Company’s frozen pension plan, post retirement plans, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2015 - June 30, 2016. Contributions beyond this plan year cannot be quantified as they will be determined based upon the return on the investments in the plan and the discount rate used to quantify the liability. Expected contributions for the post retirement plans and supplemental executive retirement plans include obligations that are payable over the life of the participants.

(4)	Interest rate swaps on borrowings and junior subordinated debentures (Bank pays fixed, receives variable). Amounts relating to the notional principal amounts are not actually exchanged.

(5)	Offsetting positions to foreign exchange contracts offered to commercial borrowers through the Company’s derivative program. Amounts relating to the notional principal amounts are exchanged.

(6)	Offsetting positions to Interest rate swaps offered to commercial borrowers through the Company’s derivative program. Amounts relating to the notional principal amounts are not actually exchanged.

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
The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and is reduced by loans charged-off. For additional discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see Note 4, “Loans, Allowance for Loan Losses and Credit Quality” within Notes to Consolidated Financial Statements included in Item 8 hereof.
Income Taxes    The Company accounts for income taxes using two components of income tax expense, current and deferred.  Current taxes represent the net estimated amount due to or to be received from taxing authorities in the current year.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, and carry-forwards that exist at the end of a period. Deferred tax assets and liabilities are measured using enacted tax rates and provisions of the enacted tax law and are not discounted to reflect the time-value of money.  The effect of any change in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are assessed for recoverability and the Company may record a valuation allowance if it believes based on available evidence that it is more likely than not that the deferred tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company may record a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns. Additionally, deferred tax assets and liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information. The Company may also record an unrecognized tax benefit related to uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. All movements in unrecognized tax benefits are recognized through the provision for income taxes. Taxes are discussed in more detail in Note 13, “Income Taxes” within Notes to the Consolidated Financial Statements included in Item 8 hereof.
Valuation of Goodwill/Intangible Assets and Analysis for Impairment    The Company has increased its market share through the acquisition of entire financial institutions accounted for under the acquisition method of accounting, as well as from the acquisition of branches (not the entire institution) and other nonbanking entities. For all acquisitions, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value the two step quantitative impairment test is performed. Step one of the quantitative impairment testing compares book value to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. Step one of the impairment testing was passed for all reporting units during 2015. The remainder of the Company’s goodwill relates to acquisitions that are fully integrated into the retail banking operations, which management does not consider to be at risk of failing step one in the near future. The Company’s intangible assets are subject to amortization and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be receivable. If applicable, the Company tests each of the intangibles by comparing the carrying value of the intangible to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Item 7 hereof.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Independent Bank Corp.:
We have audited the accompanying consolidated balance sheets of Independent Bank Corp. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independent Bank Corp. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2016 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 25, 2016

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31
	2015	2014
Assets
Cash and due from banks	$84,813	$143,342
Interest-earning deposits with banks	190,952	34,912
Securities
Securities - trading	356	—
Securities - available for sale	367,249	348,554
Securities - held to maturity (fair value $478,749 and $379,699)	477,507	375,453
Total securities	845,112	724,007
Loans held for sale (at fair value)	5,990	6,888
Loans
Commercial and industrial	843,276	860,839
Commercial real estate	2,653,434	2,347,323
Commercial construction	373,368	265,994
Small business	96,246	85,247
Residential real estate	638,606	530,259
Home equity - first position	543,092	513,518
Home equity - subordinate positions	384,711	350,345
Other consumer	14,988	17,208
Total loans	5,547,721	4,970,733
Less: allowance for loan losses	(55,825)	(55,100)
Net loans	5,491,896	4,915,633
Federal Home Loan Bank stock	14,431	33,233
Bank premises and equipment, net	75,663	64,074
Goodwill	201,083	170,421
Other intangible assets	11,826	9,885
Cash surrender value of life insurance policies	134,627	109,854
Other real estate owned and other foreclosed assets	2,159	7,743
Other assets	151,486	144,920
Total assets	$7,210,038	$6,364,912
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$1,846,593	$1,462,200
Savings and interest checking accounts	2,370,141	2,108,486
Money market	1,089,139	990,160
Time certificates of deposit of $100,000 and over	274,701	254,718
Other time certificates of deposits	410,129	394,902
Total deposits	5,990,703	5,210,466
Borrowings
Federal Home Loan Bank borrowings	102,080	70,080
Customer repurchase agreements and other short-term borrowings	133,958	147,890
Wholesale repurchase agreements	—	50,000
Junior subordinated debentures	73,464	73,685
Subordinated debentures	35,000	65,000
Total borrowings	344,502	406,655
Other liabilities	103,370	107,264
Total liabilities	6,438,575	5,724,385
Commitments and contingencies
Stockholders' Equity
Preferred stock, $.01 par value. authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value. authorized: 75,000,000 shares, issued and outstanding: 26,236,352 shares at December 31, 2015 and 23,998,738 shares at December 31, 2014 (includes 230,900 and 254,500 shares of unvested participating restricted stock awards, respectively)	260	237
Shares held in rabbi trust at cost: 173,378 shares at December 31, 2015 and 176,849 shares at December 31, 2014	(3,958)	(3,666)
Deferred compensation obligation	3,958	3,666
Additional paid in capital	405,486	311,978
Retained earnings	368,169	330,444
Accumulated other comprehensive loss, net of tax	(2,452)	(2,132)
Total stockholders' equity	771,463	640,527
Total liabilities and stockholders' equity	$7,210,038	$6,364,912
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2015	2014	2013
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans	$214,724	$197,021	$189,748
Taxable interest and dividends on securities	20,120	18,610	15,137
Nontaxable interest and dividends on securities	127	144	55
Interest on loans held for sale	225	405	774
Interest on federal funds sold and short-term investments	349	279	200
Total interest and dividend income	235,545	216,459	205,914
Interest expense
Interest on deposits	11,576	11,039	10,624
Interest on borrowings	9,041	9,378	12,712
Total interest expense	20,617	20,417	23,336
Net interest income	214,928	196,042	182,578
Provision for loan losses	1,500	10,403	10,200
Net interest income after provision for loan losses	213,428	185,639	172,378
Noninterest income
Deposit account fees	18,078	18,065	17,940
Interchange and ATM fees	14,728	12,975	10,883
Investment management	20,735	19,642	16,832
Mortgage banking income	5,163	3,384	6,734
Increase in cash surrender value of life insurance policies	3,692	3,128	3,229
Gain on life insurance benefits	—	1,964	227
Gain on extinguishment of debt	—	—	763
Gain on sale of fixed income securities	798	121	258
Gain (loss) on sale of equity securities, net	20	91	(28)
Loan level derivative income	3,830	2,477	3,439
Other noninterest income	8,844	8,096	7,732
Total noninterest income	75,888	69,943	68,009
Noninterest expenses
Salaries and employee benefits	105,068	94,044	89,894
Occupancy and equipment expenses	23,020	21,820	19,650
Data processing & facilities management	4,631	4,765	4,748
FDIC assessment	3,979	3,770	3,579
Advertising expense	4,645	3,859	4,280
Consulting expense	3,680	2,923	3,322
Debit card expense	2,456	2,362	2,994
Loss on sale of fixed income securities	1,124	21	—
Loss on sale of equity securities	99	—	—
Merger and acquisition expense	10,501	1,339	8,685
Other noninterest expenses	37,935	36,935	36,497
Total noninterest expenses	197,138	171,838	173,649
Income before income taxes	92,178	83,744	66,738
Provision for income taxes	27,218	23,899	16,484
Net Income	$64,960	$59,845	$50,254
Basic earnings per share	$2.51	$2.50	$2.18
Diluted earnings per share	$2.50	$2.49	$2.18
Weighted average common shares (basic)	25,891,382	23,899,562	23,011,814
Common share equivalents	68,566	93,815	76,764
Weighted average common shares (diluted)	25,959,948	23,993,377	23,088,578
Cash dividends declared per common share	$1.04	$0.96	$0.88
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Net income	$64,960	$59,845	$50,254
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	(2,083)	5,412	(7,501)
Net change in fair value of cash flow hedges	1,199	2,256	3,735
Net change in other comprehensive income for defined benefit postretirement plans	564	(2,366)	858
Total other comprehensive (loss) income	(320)	5,302	(2,908)
Total comprehensive income	$64,640	$65,147	$47,346

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(Dollars in thousands, except share and per share data)
Balance December 31, 2012	22,774,009	$225	$(3,179)	$3,179	$269,950	$263,671	$(4,526)	$529,320
Net income	—	—	—	—	—	50,254	—	50,254
Other comprehensive loss	—	—	—	—	—	—	(2,908)	(2,908)
Common dividend declared ($0.88 per share)	—	—	—	—	—	(20,365)	—	(20,365)
Common stock issued for acquisition	818,650	8	—	—	29,382	—	—	29,390
Proceeds from exercise of stock options	98,807	1	—	—	2,474	—	—	2,475
Tax benefit related to equity award activity	—	—	—	—	503	—	—	503
Stock based compensation	—	—	—	—	2,462	—	—	2,462
Restricted stock awards issued, net of awards surrendered	86,331	1	—	—	(670)	—	—	(669)
Shares issued under direct stock purchase plan	28,187	—	—	—	969	—	—	969
Deferred compensation and other retirement benefit obligations	—	—	(225)	225	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	109	—	—	109
Balance December 31, 2013	23,805,984	$235	$(3,404)	$3,404	$305,179	$293,560	$(7,434)	$591,540
Net income	—	—	—	—	—	59,845	—	59,845
Other comprehensive income	—	—	—	—	—	—	5,302	5,302
Common dividend declared ($0.96 per share)	—	—	—	—	—	(22,961)	—	(22,961)
Proceeds from exercise of stock options	91,171	1	—	—	2,332	—	—	2,333
Tax benefit related to equity award activity	—	—	—	—	704	—	—	704
Stock based compensation	—	—	—	—	2,712	—	—	2,712
Restricted stock awards issued, net of awards surrendered	59,675	1	—	—	(642)	—	—	(641)
Shares issued under direct stock purchase plan	41,908	—	—	—	1,555	—	—	1,555
Deferred compensation and other retirement benefit obligations	—	—	(262)	262	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	138	—	—	138
Balance December 31, 2014	23,998,738	$237	$(3,666)	$3,666	$311,978	$330,444	$(2,132)	$640,527
Net income	—	—	—	—	—	64,960	—	64,960
Other comprehensive loss	—	—	—	—	—	—	(320)	(320)
Common dividend declared ($1.04 per share)	—	—	—	—	—	(27,235)	—	(27,235)
Common stock issued for acquisition	2,052,137	21	—	—	86,394	—	—	86,415
Proceeds from exercise of stock options	100,794	1	—	—	1,366	—	—	1,367
Tax benefit related to equity award activity	—	—	—	—	1,042	—	—	1,042
Stock based compensation	—	—	—	—	2,490	—	—	2,490
Restricted stock awards issued, net of awards surrendered	23,851	1	—	—	(658)	—	—	(657)
Shares issued under direct stock purchase plan	60,832	—	—	—	2,695	—	—	2,695
Deferred compensation and other retirement benefit obligations	—	—	(292)	292		—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	179	—	—	179
Balance December 31, 2015	26,236,352	$260	$(3,958)	$3,958	$405,486	$368,169	$(2,452)	$771,463
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Cash flow from operating activities
Net income	$64,960	$59,845	$50,254
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,285	12,100	8,490
Provision for loan losses	1,500	10,403	10,200
Deferred income tax expense	10,220	2,840	2,557
Net (gain) loss on sale of securities	405	(191)	(230)
Net loss on fixed assets	221	469	560
Gain on extinguishment of debt	—	—	(763)
Loss on termination of derivatives	—	1,122	—
Net loss on other real estate owned and foreclosed assets	1,152	723	606
Realized gain on sale leaseback transaction	(1,034)	(1,034)	(1,034)
Stock based compensation	2,490	2,712	2,462
Excess tax benefit related to equity award activity	(1,042)	(704)	(503)
Increase in cash surrender value of life insurance policies	(3,692)	(3,128)	(3,229)
Gain on life insurance benefits	—	(1,964)	(227)
Change in fair value on loans held for sale	22	(18)	—
Net change in:
Securities - trading	(356)	—	—
Loans held for sale	876	2,012	39,305
Other assets	3,812	(2,191)	48,903
Other liabilities	(2,276)	7,309	(16,016)
Total adjustments	24,583	30,460	91,081
Net cash provided by operating activities	89,543	90,305	141,335
Cash flows used in investing activities
Proceeds from sales of securities available for sale	14,199	5,438	3,506
Proceeds from maturities and principal repayments of securities available for sale	78,497	47,720	81,727
Purchases of securities available for sale	(73,064)	(37,047)	(47,975)
Proceeds from maturities and principal repayments of securities held to maturity	60,168	44,710	49,165
Purchases of securities held to maturity	(162,021)	(69,544)	(222,027)
Redemption of Federal Home Loan Bank stock	23,054	6,693	3,093
Investments in low income housing projects	(15,055)	(16,452)	—
Purchases of life insurance policies	(162)	(10,161)	(267)
Proceeds from life insurance policies	—	6,310	—
Net increase in loans	(114,550)	(266,961)	(84,264)
Cash provided by (used in) business combinations	(13,448)	—	10,520
Purchases of bank premises and equipment	(10,488)	(7,678)	(9,293)
Proceeds from the sale of bank premises and equipment	1,233	1,219	29
Payments on early termination of hedging relationship	—	(1,122)	—
Proceeds from the sale of other real estate owned and foreclosed assets	7,667	7,458	9,731
Net payments relating to other real estate owned and foreclosed assets	(1,571)	(3,255)	(2,541)
Net cash used in investing activities	(205,541)	(292,672)	(208,596)
Cash flows provided by financing activities
Net decrease in time deposits	(80,726)	(94,008)	(79,136)
Net increase in other deposits	428,713	318,056	300,000
Net repayments of short-term Federal Home Loan Bank borrowings	(10,000)	(65,000)	(50,000)
Repayments of long-term Federal Home Loan Bank borrowings	(9,000)	(5,000)	(79,946)
Net decrease in customer repurchase agreements	(13,932)	(1,398)	(4,071)
Repayments of wholesale repurchase agreements	(50,000)	—	—
Net decrease in other short term borrowings	—	(5,000)	(7,000)
Proceeds from issuance of (repayments of) subordinated debentures	(30,000)	35,000	—
Net proceeds from exercise of stock options	1,367	2,333	2,475

Restricted stock awards issued, net of awards surrendered	(657)	(641)	(669)
Excess tax benefit from stock based compensation	1,042	704	503
Tax benefit from deferred compensation distribution	179	138	109
Proceeds from shares issued under direct stock purchase plan	2,695	1,555	969
Common dividends paid	(26,172)	(22,443)	(15,122)
Net cash provided by financing activities	213,509	164,296	68,112
Net increase (decrease) in cash and cash equivalents	97,511	(38,071)	851
Cash and cash equivalents at beginning of year	178,254	216,325	215,474
Cash and cash equivalents at end of period	$275,765	$178,254	$216,325
Cash paid during the year for
Interest on deposits and borrowings	$20,773	$20,257	$23,475
Income taxes	$11,841	$14,547	$12,171
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned and foreclosed assets	$1,522	$5,248	$2,869
Other net transfers to other real estate owned	$142	$—	$—
Net increase in capital commitments relating to low income housing project investments	$1,658	$38,839	$51
In conjunction with the purchase acquisition detailed in note 2 to the consolidated financial statements, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$86,415	$—	$29,390
Fair value of assets acquired, net of cash acquired	$598,376	$—	$241,395
Fair value of liabilities assumed	$498,513	$—	$222,525
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Independent Bank Corp. (the "Company”) is a bank holding company whose principal subsidiary is Rockland Trust Company (“Rockland Trust” or the “Bank”). Rockland Trust is a state-chartered commercial bank, which operates 82 full service and three limited service retail branches, eleven commercial banking centers, five investment management offices and one mortgage lending center, all of which are located in Eastern Massachusetts, including Cape Cod, with the exception of an investment management group/commercial lending office located in Providence, Rhode Island. Rockland Trust deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area. Rockland Trust is a community-oriented commercial bank, and the community banking business is the Company's only reportable operating segment.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Bank and other wholly-owned subsidiaries, except subsidiaries that are not deemed necessary to be consolidated. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company would consolidate voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
The Company also owns the common stock of various trusts which have issued trust preferred securities. These trusts are VIEs in which the Company is not the primary beneficiary and, therefore, are not consolidated. The trust's only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the trust is included in other assets in the accompanying Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term debt in the accompanying Consolidated Statements of Income.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Loans originated by the Bank to lessors of nonresidential buildings represented 15.0% and 16.4% of the total loan portfolio as of December 31, 2015 and 2014, respectively. Within this concentration category the Company believes it is well diversified among collateral property types and tenant industries.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents may include cash on hand, amounts due from banks, inclusive of interest-earning deposits held at banks, and federal funds sold. Generally, federal funds are sold for up to two week periods.
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
Declines in the fair value of held to maturity and available for sale securities below their amortized cost deemed to be OTTI are written down to fair value as determined by a cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and recognized in earnings. Unless the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, the remainder of the OTTI charge is considered to be due to other factors, such as liquidity or interest rates, and thus is not recognized in earnings, but rather through other comprehensive income, net of related tax. The Company evaluates individual securities that have fair values below cost for six months or longer, or for a shorter period of time if considered appropriate by management, to determine if the decline in fair value is other-than-temporary. Consideration is given to the obligor of the security, whether the security is guaranteed, whether there is a projected adverse change in cash flows, the liquidity of the security, the type of security, the capital position of security issuers, and payment history of the security, amongst other factors when evaluating such securities.
Loans Held for Sale
The Bank primarily classifies new residential real estate mortgage loans as held for sale based on intent, which is determined when loans are underwritten. Residential real estate mortgage loans not designated as held for sale are retained based upon available liquidity, for interest rate risk management and other business purposes.
The Company has elected the fair value option to account for originated closed loans intended for sale. Accordingly, changes in fair value relating to loans intended for sale are recorded in earnings and are offset by changes in fair value relating to interest rate lock commitments, forward sales commitments, and forward To Be Announced ("TBA") mortgage contracts. Gains and losses on residential loan sales (sales proceeds minus carrying amount) are recorded in mortgage banking income. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans
Loans are carried at the principal amounts outstanding, or amortized acquired fair value in the case of acquired loans, adjusted by partial charge-offs and net of deferred loan costs or fees. For originated loans, loan fees and certain direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method.  When a loan is paid off, the unamortized portion is recognized in interest income. Interest income on loans is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status. For acquired loans which did not show signs of credit deterioration at acquisition, interest income is also accrued based upon the daily principal amount outstanding and is then further adjusted by the accretion of any discount or amortization of any premium associated with the loan.
 As a general rule, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans, or sooner if management considers such action to be prudent. However, loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and/or in the process of collection. The Company may also put a junior lien mortgage on nonaccrual status as a result of delinquency with respect to the first position, which is held by another financial institution, while the junior lien is currently performing. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses. When doubt exists as to the collectability of a loan, any payments received are applied to reduce the recorded investment in the asset to the extent necessary to eliminate such doubt. For all loan portfolios, a charge-off occurs when the Company determines that a specific loan, or portion thereof, is uncollectible.  This determination is made based on management's review of specific facts and circumstances of the individual loan, including assessing the viability of the customer’s business or project as a going concern, the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
A decrease in expected cash flows in subsequent periods may indicate that the loan is impaired which would likely require the recognition of a charge-off against the allowance for loan losses or an establishment of a specific reserve. An increase in expected cash flows in subsequent periods serves, first, to reduce any previously established specific reserve by the increase in the present value of cash flows expected to be collected. Any increase above the previously established specific reserve results in a recalculation of the amount of accretable yield for the loan. The adjustment of accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans.
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
The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment. The formula-based approach emphasizes loss factors derived from actual historical portfolio loss rates, which are combined with an assessment of certain qualitative factors to determine the allowance amounts allocated to the various loan categories. Allowance amounts are determined based on an estimate of the historical average annual percentage rate of loan loss for each loan category, an estimate of the incurred loss emergence and confirmation period for each loan category, and certain qualitative risk factors considered in the computation of the allowance for loan losses.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2015 and 2014, the reserve for unfunded loan commitments was $1.4 million and $813,000, respectively.
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
Loans held for sale are generally sold with servicing rights released, however if rights are retained, servicing assets are recognized as separate assets. Servicing rights are originally recorded at fair value within other assets, but subsequently are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment at each reporting date. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, default rates and losses. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the net fair value of acquired businesses and is not amortized. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, the two step quantitative impairment test is performed. Step one of the quantitative impairment test compares book value to the fair value of the reporting unit. If step one is failed, a detailed step two analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination.
Other intangible assets subject to amortization consist of core deposit intangibles, noncompete agreements, customer lists and market-based favorable or unfavorable lease positions at time of acquisition, and are amortized over the estimated lives of the intangibles using a method that approximates the amount of economic benefits that are realized by the Company. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The range of useful lives is as follows:

Core deposit intangibles	9-10 years
Noncompete agreements	3 years
Customer lists	10 years
Leases	7.5-29 years
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
For those derivative instruments that are designated and qualify for special hedge accounting, the Company designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income, net of related tax, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item (i.e., the ineffective portion), if any, is recognized in current earnings during the period. For derivative instruments designated and qualifying as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability or an identified portion thereof that is attributable to the hedged risk), the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. Hedge accounting is discontinued prospectively when (1) a derivative is no longer highly effective in offsetting changes in the fair value or cash flow of a hedged item, (2) a derivative expires or is settled, (3) it is no longer likely that a forecasted transaction associated with the hedge will occur, or (4) it is determined that designation of a derivative as a hedge is no longer appropriate.
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
Retirement Plans
The Company has various retirement plans in place for current and former employees, including postretirement benefit plans, supplemental executive retirement plans, frozen multiemployer pension plans, deferred compensation plans as well as other benefits.
The postretirement benefit plans and the supplemental executive retirement plans are unfunded and therefore have no plan assets. The actuarial cost method used to compute the benefit liabilities and related expense is the projected unit credit method. The projected benefit obligation is principally determined based on the present value of the projected benefit distributions at an assumed discount rate. The discount rate which is utilized is based on the investment yield of high quality corporate bonds available in the market place with maturities approximately equal to projected cash flows of future benefit payments as of the measurement date. Periodic benefit expense (or income) includes service costs and interest costs based on the assumed discount rate, amortization of prior service costs due to plan amendments and amortization of actuarial gains and losses. The amortization of actuarial gains and losses is determined using the 10% corridor minimum amortization approach and is taken over the average remaining future working lifetime of the plan participants. The underfunded status of the plans is recorded as a liability on the balance sheet.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The multiemployer pension plans assets are determined based on fair value, generally representing observable market prices. The actuarial cost method used to compute the pension liabilities and related expense is the unit credit method. The pension expense is equal to the plan contribution requirement of the Company for the plan year.
The Director Deferred Compensation and 401(k) Restoration plans allow directors and employees to invest their funds within a rabbi trust, including both Company stock and other investment alternatives offered by the plan. The plans do not permit diversification and therefore elections made to defer into Company stock result in both the investment and obligation recognized within Stockholders' Equity. Investments not in Company stock are included in Securities-Trading, with the correlating obligation classified as a liability.
The Company has obligations with various individuals related to certain post retirement benefits. The obligations are based on the individual's service through retirement, with the associated cost recognized over the requisite service period. The accrual methodology results in an accrued amount at the full eligibility date equal to the then present value of all of the future benefits expected to be paid.
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

Low Income Housing Tax Credits

The Company accounts for its investments in qualified affordable housing projects using the proportional amortization method. Under the proportional amortization method the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance as a component of income tax expense.
Assets Under Administration
Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheet, as such assets are not assets of the Company. Revenue from administrative and management activities associated with these assets is recorded on an accrual basis.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Extinguishment of Debt
Upon extinguishment of an outstanding debt, the Company records the difference between the exit price and the net carrying amount of the debt as a gain or loss on the extinguishment. The gain or loss would be a component of other noninterest income or other noninterest expense, respectively.
Earnings Per Share
Basic earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities (i.e. unvested time-vested restricted stock), not subject to performance based measures. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding (inclusive of participating securities). Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options or the attainment of performance measures) were issued during the period, computed using the treasury stock method.
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
Recent Accounting Standards
Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 825-10 "Financial Instruments - Overall Recognition and Measurement of Financial Assets and Financial Liabilities" Update No. 2016-1. Update No. 2016-1 was issued in January 2016 to amend the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the Accounting Standard Update ("ASU") retains many current requirements, it significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments and various other aspects of recognition, measurement, presentation and disclosure of financial instruments. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for only certain guidance. The Company is currently assessing the impact of the adoption of this standard on the Company's consolidated financial position.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not been issued. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

FASB ASC Subtopic 835-30 "Interest-Imputation of Interest" Update No. 2015-15. Update No. 2015-15 was issued in August 2015 due to the guidance in update 2015-03 not addressing presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

FASB ASC Topic 606 "Revenue from Contracts with Customers" Update No. 2015-14. Update No. 2015-14 was issued in August 2015 to defer the effective date of update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the potential impact of this amendment on the Company's consolidated financial position.

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 ACQUISITIONS

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

The Company accounted for the acquisition using the acquisition method pursuant to the Business Combinations Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). Accordingly, the Company recorded merger and acquisition expenses of $10.5 million during the year ended December 31, 2015. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of February 20, 2015
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

	Years Ended December 31
	2015	2014
	(Dollars in thousands)
Net interest income after provision for loan losses	$216,086	$203,296
Net income	$69,816	$60,896
Excluded from the pro forma results of operations for the year ended December 31, 2015 are merger-related costs of $16.7 million, pre-tax, recognized by both the Company and Peoples in the aggregate. These costs were primarily made up of contract terminations arising due to the change in control, the acceleration of certain compensation and benefit costs, and other merger expenses.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 SECURITIES
Trading Securities
As of December 31, 2015, the Company had trading securities of $356,000. These securities are held in a rabbi trust and will be used for future payments associated with the Company's non-qualified 401(k) Restoration Plan and non-qualified deferred compensation plan. There were no such securities at December 31, 2014.
Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods indicated:

	December 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$29,958	$261	$(4)	$30,215	$41,369	$139	$(22)	$41,486
Agency mortgage-backed securities	207,693	4,227	(983)	210,937	211,168	7,203	(693)	217,678
Agency collateralized mortgage obligations	64,157	179	(752)	63,584	63,059	599	(623)	63,035
State, county, and municipal securities	4,543	116	—	4,659	5,106	117	—	5,223
Single issuer trust preferred securities issued by banks	2,865	8	(81)	2,792	2,913	12	(16)	2,909
Pooled trust preferred securities issued by banks and insurers (1)	2,217	—	(645)	1,572	7,906	195	(1,780)	6,321
Small business administration pooled securities	40,472	87	(110)	40,449	—	—	—	—
Equity securities	13,235	374	(568)	13,041	11,572	567	(237)	11,902
Total available for sale securities	365,140	5,252	(3,143)	367,249	343,093	8,832	(3,371)	348,554
Held to maturity securities
U.S. treasury securities	1,009	55	—	1,064	1,010	63	—	1,073
Agency mortgage-backed securities	167,134	3,460	(219)	170,375	159,522	5,422	—	164,944
Agency collateralized mortgage obligations	267,348	1,195	(3,652)	264,891	198,220	1,842	(3,478)	196,584
State, county, and municipal securities	225	2	—	227	424	4	—	428
Single issuer trust preferred securities issued by banks	1,500	22	—	1,522	1,500	—	(23)	1,477
Small business administration pooled securities	35,291	437	(64)	35,664	9,775	299	—	10,074
Corporate debt securities	5,000	6	—	5,006	5,002	117	—	5,119
Total held to maturity securities	477,507	5,177	(3,935)	478,749	375,453	7,747	(3,501)	379,699
Total	$842,647	$10,429	$(7,078)	$845,998	$718,546	$16,579	$(6,872)	$728,253

(1)	Gross unrealized gains and gross unrealized losses include $230,000 of net non-credit related OTTI at December 31, 2014. There was no non-credit related OTTI at December 31, 2015.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The following table shows the gross realized gains and losses on available for sale securities for the periods indicated:

	Years Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Equity securities classified as available for sale
Gross realized gains	$20	$91	$(28)
Gross realized losses	(99)	—	—
Net realized gain (loss) on equity securities	$(79)	$91	$(28)
Fixed income securities classified as available for sale
Gross realized gains	$798	$121	$258
Gross realized losses	(1,124)	(21)	—
Net realized gain (loss) on fixed income securities	$(326)	$100	$258
The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of December 31, 2015 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$499	$500	$5,250	$5,258
Due after one year to five years	34,384	34,715	49	49
Due after five to ten years	91,251	91,178	34,018	34,545
Due after ten years	225,771	227,815	438,190	438,897
Total debt securities	351,905	354,208	477,507	478,749
Equity securities	13,235	13,041	—	—
Total	$365,140	$367,249	$477,507	$478,749
Inclusive in the table above is $17.7 million of callable securities at December 31, 2015.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $314.1 million and $340.0 million at December 31, 2015 and 2014, respectively.
At December 31, 2015 and 2014, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of stockholders’ equity.
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
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		December 31, 2015
		Less than 12 months		12 months or longer		Total
Description of securities	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
U.S. government agency securities	3	$1,990	$(4)	$—	$—	$1,990	$(4)
Agency mortgage-backed securities	57	112,648	(1,062)	4,297	(140)	116,945	(1,202)
Agency collateralized mortgage obligations	23	147,707	(1,420)	80,927	(2,984)	228,634	(4,404)
Single issuer trust preferred securities issued by banks and insurers	2	1,018	(33)	1,018	(48)	2,036	(81)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,572	(645)	1,572	(645)
Small business administration pooled securities	3	37,986	(174)	—	—	37,986	(174)
Equity securities	34	3,481	(189)	4,971	(379)	8,452	(568)
Total temporarily impaired securities	123	$304,830	$(2,882)	$92,785	$(4,196)	$397,615	$(7,078)

		December 31, 2014
		Less than 12 months		12 months or longer		Total
Description of securities	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
U.S.government agency securities	22	$21,950	$(22)	$—	$—	$21,950	$(22)
Agency mortgage-backed securities	17	3,471	(1)	42,222	(692)	45,693	(693)
Agency collateralized mortgage obligations	14	35,083	(331)	94,974	(3,770)	130,057	(4,101)
Single issuer trust preferred securities issued by banks and insurers	2	2,553	(39)	—	—	2,553	(39)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,681	(1,356)	2,681	(1,356)
Equity securities	23	1,480	(74)	4,072	(163)	5,552	(237)
Total temporarily impaired securities	80	$64,537	$(467)	$143,949	$(5,981)	$208,486	$(6,448)
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at December 31, 2015:

•
U.S. Government Agency Securities, Agency Mortgage-Backed Securities, Agency Collateralized Mortgage Obligations and Small Business Administration Pooled Securities: These portfolios have contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. Government or one of its agencies.

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

•
Equity Securities: This portfolio consists of mutual funds and other equity investments. During some periods, the mutual funds in the Company’s investment portfolio may have unrealized losses resulting from market fluctuations as well as the risk premium associated with that particular asset class. For example, emerging market equities tend to trade at a higher risk premium than U.S. government bonds and thus, will fluctuate to a greater degree on both the upside and the downside. In the context of a well-diversified portfolio, however, the correlation amongst the various asset classes represented by the funds serves to minimize downside risk. The Company evaluates each mutual fund in the portfolio regularly and measures performance on both an absolute and relative basis. A reasonable recovery period for positions with an unrealized loss is based on management’s assessment of general economic data, trends within a particular asset class, valuations, earnings forecasts and bond durations. The Company has the ability and intent to hold these equity securities until a recovery of fair value.

The following table shows the total OTTI that the Company recorded for the periods indicated:

	Years Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Gross change in OTTI recorded on certain investments	$—	$2,098	$588
Portion of OTTI recognized in OCI	—	(2,098)	(588)
Total credit related OTTI recognized in earnings	$—	$—	$—
The following table shows the cumulative credit related component of OTTI for the periods indicated:

	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$(9,997)	$(9,997)	$(10,847)
Add
Incurred on securities not previously impaired	—	—	—
Incurred on securities previously impaired	—	—	—
Less
Securities sold during the period	9,997	—	850
Reclassification due to changes in Company’s intent	—	—	—
Increases in cash flow expected to be collected	—	—	—
Balance at end of period	$—	$(9,997)	$(9,997)

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses by loan category and bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis and loans evaluated individually for impairment:

	December 31, 2015
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$15,573	$25,873	$3,945	$1,171	$2,834	$4,956	$748	$55,100
Charge-offs	(2,010)	(330)	—	(267)	(285)	(710)	(1,316)	(4,918)
Recoveries	1,593	1,073	—	264	133	356	724	4,143
Provision (benefit)	(1,354)	711	1,421	96	(92)	287	431	1,500
Ending balance	$13,802	$27,327	$5,366	$1,264	$2,590	$4,889	$587	$55,825
Ending balance: collectively evaluated for impairment	$13,619	$27,123	$5,366	$1,260	$1,312	$4,651	$564	$53,895
Ending balance: individually evaluated for impairment	$183	$204	$—	$4	$1,278	$238	$23	$1,930
Financing receivables ending balance:
Collectively evaluated for impairment	$838,129	$2,619,294	$373,064	$95,225	$614,014	$921,563	$14,427	$5,475,716
Individually evaluated for impairment	5,147	22,986	304	1,021	15,405	5,989	558	51,410
Purchased credit impaired loans	—	11,154	—	—	9,187	251	3	20,595
Total loans by group	$843,276	$2,653,434	$373,368	$96,246	$638,606	$927,803	$14,988	$5,547,721	(1)

	December 31, 2014
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$15,622	$24,541	$3,371	$1,215	$2,760	$5,036	$694	$53,239
Charge-offs	(2,097)	(5,454)	—	(605)	(826)	(750)	(1,215)	(10,947)
Recoveries	462	404	—	275	424	249	591	2,405
Provision (benefit)	$1,586	$6,382	$574	$286	$476	$421	$678	$10,403
Ending balance	$15,573	$25,873	$3,945	$1,171	$2,834	$4,956	$748	$55,100
Ending balance: collectively evaluated for impairment	$15,161	$25,676	$3,945	$1,164	$1,334	$4,694	$710	$52,684
Ending balance: individually evaluated for impairment	$412	$197	$—	$7	$1,500	$262	$38	$2,416
Financing receivables ending balance:
Collectively evaluated for impairment	$856,185	$2,304,099	$265,501	$84,159	$505,799	$858,305	$16,335	$4,890,383
Individually evaluated for impairment	4,654	30,729	311	1,088	15,055	5,330	868	58,035
Purchased credit impaired loans	—	12,495	182	—	9,405	228	5	22,315
Total loans by group	$860,839	$2,347,323	$265,994	$85,247	$530,259	$863,863	$17,208	$4,970,733	(1)

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2013
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$13,461	$22,598	$2,811	$1,524	$2,930	$7,703	$807	$51,834
Charge-offs	(2,683)	(3,587)	(308)	(773)	(622)	(1,370)	(1,175)	(10,518)
Recoveries	272	206	100	279	143	135	588	1,723
Provision (benefit)	4,572	5,324	768	185	309	(1,432)	474	10,200
Ending balance	$15,622	$24,541	$3,371	$1,215	$2,760	$5,036	$694	$53,239
Ending balance: collectively evaluated for impairment	$14,472	$23,776	$3,371	$1,106	$1,196	$4,920	$624	$49,465
Ending balance: individually evaluated for impairment	$1,150	$765	$—	$109	$1,564	$116	$70	$3,774
Financing receivables ending balance:
Collectively evaluated for impairment	$775,053	$2,191,132	$223,562	$75,337	$515,854	$816,925	$18,845	$4,616,708
Individually evaluated for impairment	9,148	39,516	100	1,903	15,200	4,890	1,298	72,055
Purchase credit impaired loans	1	18,612	197	—	10,389	326	19	29,544
Total loans by group	$784,202	$2,249,260	$223,859	$77,240	$541,443	$822,141	$20,162	$4,718,307	(1)

(1)
The amount of net deferred fees on loans and net unamortized discounts on acquired loans not deemed to be PCI included in the ending balance was $10.9 million, $4.7 million, and $3.9 million at December 31, 2015, 2014, and 2013, respectively.

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

•
Home Equity: Home equity loans and lines are made to qualified individuals and are primarily secured by senior or junior mortgage liens on owner-occupied 1-4 family homes, condominiums or vacation homes. The home equity loan has a fixed rate and is billed in equal payments comprised of principal and interest. The home equity line of credit has a variable rate and is billed in interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Additionally, the Company has the option of renewing the line of credit for additional draw periods.  Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines.

•
Other Consumer: Other consumer loan products include personal lines of credit and amortizing loans made to qualified individuals for various purposes such as education, debt consolidation, personal expenses or overdraft protection.  Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines.  These loans may be secured or unsecured.

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
The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For the commercial portfolio, the Company utilizes a 10-point commercial risk-rating system, which assigns a risk-grade to each borrower based on a number of quantitative and qualitative factors associated with a commercial loan transaction. Factors considered include industry and market conditions, position within the industry, earnings trends, operating cash flow, asset/liability values, debt capacity, guarantor strength, management and controls, financial reporting, collateral, and other considerations. The risk-ratings categories are defined as follows:

•
1- 6 Rating — Pass: Risk-rating grades “1” through “6” comprise those loans ranging from ‘Substantially Risk Free’ which indicates borrowers are of unquestioned credit standing and the pinnacle of credit quality, well established companies with a very strong financial condition, and loans fully secured by cash collateral, through ‘Acceptable Risk’, which indicates borrowers may exhibit declining earnings, strained cash flow, increasing or above average leverage and/or weakening market fundamentals that indicate below average asset quality, margins and market share. Collateral coverage is protective.

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
The following table details the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:
The following table details the internal risk-rating categories for the Company’s commercial portfolio:

		December 31, 2015
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$765,753	$2,484,025	$363,781	$93,008	$3,706,567
Potential weakness	7	54,375	112,022	7,678	2,444	176,519
Definite weakness	8	23,073	56,276	1,909	732	81,990
Partial loss probable	9	75	1,111	—	62	1,248
Definite loss	10	—	—	—	—	—
Total		$843,276	$2,653,434	$373,368	$96,246	$3,966,324
		December 31, 2014
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$801,578	$2,196,109	$248,696	$81,255	$3,327,638
Potential weakness	7	37,802	82,372	15,464	2,932	138,570
Definite weakness	8	20,241	67,571	1,834	949	90,595
Partial loss probable	9	1,218	1,271	—	111	2,600
Definite loss	10	—	—	—	—	—
Total		$860,839	$2,347,323	$265,994	$85,247	$3,559,403

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

	December 31
	2015	2014
Residential portfolio
FICO score (re-scored)(1)	742	739
LTV (re-valued)(2)	61.4%	67.1%
Home equity portfolio
FICO score (re-scored)(1)	765	764
LTV (re-valued)(2)	55.8%	53.6%

(1)	The average FICO scores above are based upon rescores available from November and origination score data for loans booked between December 1 and December 31, for the years indicated.

(2)
The combined LTV ratios for December 31, 2015 are based upon updated automated valuations as of March 31, 2015 and actual score data for loans booked from April 1, 2015 through December 31, 2015. The combined LTV ratios for December 31, 2014 are based upon updated automated valuations as of February 28, 2013 and actual score data for loans booked from March 1, 2013 through December 31, 2014. For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

Asset Quality
The Bank’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. Delinquent loans are managed by a team of seasoned collection specialists and the Bank seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.  As a general rule, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans. The Company also may use discretion regarding other loans over 90 days delinquent if the loan is well secured and/or in process of collection. Set forth is information regarding the Company’s nonperforming loans at the period shown:
The following table shows nonaccrual loans at the dates indicated:

	December 31
	2015	2014
	(Dollars in thousands)
Commercial and industrial	$3,699	$2,822
Commercial real estate	7,856	7,279
Commercial construction	304	311
Small business	239	246
Residential real estate	8,795	8,697
Home equity	6,742	8,038
Other consumer	55	—
Total nonaccrual loans(1)	$27,690	$27,393

(1)	Included in these amounts were $5.2 million nonaccruing TDRs at both December 31, 2015 and 2014, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows information regarding foreclosed residential real estate property at the date indicated:

December 31, 2015
(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$1,430
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$285

The following table shows the age analysis of past due financing receivables as of the dates indicated:

	December 31, 2015
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Commercial and industrial	9	$399	4	$1,021	8	$3,039	21	$4,459	$838,817	$843,276	$—
Commercial real estate	19	7,349	6	1,627	13	4,458	38	13,434	2,640,000	2,653,434	—
Commercial construction	—	—	—	—	1	304	1	304	373,064	373,368	—
Small business	11	93	4	9	13	69	28	171	96,075	96,246	—
Residential real estate	20	3,119	11	2,049	19	3,433	50	8,601	630,005	638,606	—
Home equity	21	1,526	11	903	20	1,338	52	3,767	924,036	927,803	—
Other consumer	297	231	12	65	13	25	322	321	14,667	14,988	—
Total	377	$12,717	48	$5,674	87	$12,666	512	$31,057	$5,516,664	$5,547,721	$—

	December 31, 2014
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Commercial and industrial	18	$3,192	10	$1,007	19	$2,320	47	$6,519	$854,320	$860,839	$—
Commercial real estate	19	13,428	6	1,480	16	4,225	41	19,133	2,328,190	2,347,323	—
Commercial construction	1	506	—	—	1	311	2	817	265,177	265,994	—
Small business	7	21	8	113	7	173	22	307	84,940	85,247	—
Residential real estate	13	1,670	10	1,798	36	4,826	59	8,294	521,965	530,259	106
Home equity	20	1,559	7	307	23	2,402	50	4,268	859,595	863,863	—
Other consumer	318	382	16	23	15	15	349	420	16,788	17,208	13
Total	396	$20,758	57	$4,728	117	$14,272	570	$39,758	$4,930,975	$4,970,733	$119
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	December 31
	2015	2014
	(Dollars in thousands)
TDRs on accrual status	$32,849	$38,382
TDRs on nonaccrual status	5,225	5,248
Total TDRs	$38,074	$43,630
Amount of specific reserves included in the allowance for loan loss associated with TDRs:	$1,628	$2,004
Additional commitments to lend to a borrower who has been a party to a TDR:	$972	$1,400
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
The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31
	2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	13	$1,314	$1,314
Commercial real estate	6	2,941	2,941
Small business	9	293	293
Residential real estate	8	843	870
Home equity	8	694	694
Total	44	$6,085	$6,112

	2014
Troubled debt restructurings
Commercial and industrial	12	$681	$681
Commercial real estate	13	4,329	4,329
Small business	5	133	133
Residential real estate	9	1,535	1,568
Home equity	11	923	926
Other consumer	1	8	8
Total	51	$7,609	$7,645

	2013
Troubled debt restructurings
Commercial and industrial	11	$732	$732
Commercial real estate	9	8,100	8,100
Small business	12	556	556
Residential real estate	9	2,401	2,427
Home equity	17	1,347	1,347
Other consumer	9	27	27
Total	67	$13,163	$13,189

(1)
The post-modification balances represent the legal principal balance of the loan on the date of modification. These amounts may show an increase when modifications include a capitalization of interest.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	Years Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Extended maturity	$2,936	$3,441	$3,582
Adjusted interest rate	—	727	—
Combination rate and maturity	2,199	2,640	8,917
Court ordered concession	977	837	690
Total	$6,112	$7,645	$13,189

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company considers a loan to have defaulted when it reaches 90 days past due. The following table shows loans that were modified during the prior twelve months and subsequently defaulted during the periods indicated:

	Years Ended December 31
	2015		2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial & industrial	3	$339	2	$196	—	$—
Commercial real estate	1	502	—	—	1	176
Residential real estate	2	326	3	214	—	—
Home equity	1	100	—	—	—	—
Other consumer	—	—	—	—	1	1
Total	7	$1,267	5	$410	2	$177
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
Impaired Loans
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth information regarding the Company’s impaired loans as of the dates indicated:

	As of and For the Years Ended December 31
	2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,613	$3,002	$—	$3,024	$71
Commercial real estate	12,008	13,128	—	11,676	375
Commercial construction	304	305	—	308	—
Small business	527	618	—	584	22
Residential real estate	3,874	4,033	—	3,958	157
Home equity	4,893	5,005	—	5,023	195
Other consumer	184	185	—	201	15
Subtotal	24,403	26,276	—	24,774	835
With an allowance recorded
Commercial and industrial	2,534	2,648	183	2,848	48
Commercial real estate	10,978	11,047	204	10,789	592
Small business	494	523	4	535	30
Residential real estate	11,531	12,652	1,278	11,669	460
Home equity	1,096	1,287	238	655	14
Other consumer	374	389	23	408	14
Subtotal	27,007	28,546	1,930	26,904	1,158
Total	$51,410	$54,822	$1,930	$51,678	$1,993
	2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$3,005	$3,278	$—	$4,557	$258
Commercial real estate	15,982	17,164	—	16,703	1,025
Commercial construction	311	311	—	311	13
Small business	692	718	—	772	45
Residential real estate	2,439	2,502	—	2,493	102
Home equity	4,169	4,221	—	4,264	198
Other consumer	338	341	—	364	24
Subtotal	26,936	28,535	—	29,464	1,665
With an allowance recorded
Commercial and industrial	1,649	1,859	412	2,032	98
Commercial real estate	14,747	15,514	197	15,650	842
Small business	396	458	7	456	32
Residential real estate	12,616	13,727	1,500	12,817	537
Home equity	1,161	1,264	262	1,203	46
Other consumer	530	530	38	580	22
Subtotal	31,099	33,352	2,416	32,738	1,577
Total	$58,035	$61,887	$2,416	$62,202	$3,242

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$7,147	$7,288	$—	$7,338	$338
Commercial real estate	14,283	15,891	—	15,728	1,075
Commercial construction	100	408	—	1,105	43
Small business	1,474	1,805	—	1,854	121
Residential real estate	1,972	2,026	—	2,021	95
Home equity	4,263	4,322	—	4,335	202
Other consumer	446	446	—	515	41
Subtotal	29,685	32,186	—	32,896	1,915
With an allowance recorded
Commercial and industrial	2,001	2,045	1,150	2,572	125
Commercial real estate	25,233	25,377	765	25,595	1,326
Small business	429	462	109	459	28
Residential real estate	13,228	14,197	1,564	13,405	515
Home equity	627	694	116	642	26
Other consumer	852	856	70	954	33
Subtotal	42,370	43,631	3,774	43,627	2,053
Total	$72,055	$75,817	$3,774	$76,523	$3,968
Purchased Credit Impaired Loans
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

	December 31
	2015	2014
	(Dollars in thousands)
Outstanding balance	$23,199	$25,279
Carrying amount	$20,595	$22,315
The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	2015	2014
	(Dollars in thousands)
Beginning balance	$2,974	$2,514
Acquisition	319	—
Accretion	(2,485)	(2,299)
Other change in expected cash flows (1)	1,721	2,565
Reclassification from nonaccretable difference for loans which have paid off (2)	298	194
Ending balance	$2,827	$2,974

(1)	Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).

(2)	Results in increased income during the period when a loan pays off at amount greater than originally expected.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 BANK PREMISES AND EQUIPMENT
Bank premises and equipment at December 31, were as follows:

	2015	2014	Estimated Useful Life
	(Dollars in thousands)		(In years)
Cost
Land	$20,780	$15,786	n/a
Bank premises	39,182	33,425	5-39
Leasehold improvements	22,817	20,797	1-27
Furniture and equipment	55,336	49,894	2-12
Total cost	138,115	119,902
Accumulated depreciation	(62,452)	(55,828)
Net bank premises and equipment	$75,663	$64,074
Depreciation expense related to bank premises and equipment was $7.0 million in 2015, $6.6 million in 2014, and $6.1 million in 2013, which is primarily included in occupancy and equipment expenses. Depreciation expense relating to computer software is included within other noninterest expense. In addition, the Company has recognized impairment of $109,000, $670,000, and $93,000 during 2015, 2014 and 2013, respectively, relating to certain Bank premises.

NOTE 6 GOODWILL AND OTHER INTANGIBLE ASSETS
The following table sets forth the carrying value of goodwill and other intangible assets, net of accumulated amortization, at December 31:

	2015	2014
	(Dollars in thousands)
Balances not subject to amortization
Goodwill	$201,083	$170,421
Balances subject to amortization
Core deposit intangibles	10,264	9,269
Other intangible assets	1,562	616
Total other intangible assets	11,826	9,885
Total goodwill and other intangible assets	$212,909	$180,306

The changes in the carrying value of goodwill for the periods indicated were as follows:

	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$170,421	$170,421
Acquisitions	30,662	—
Balance at end of year	$201,083	$170,421
The gross carrying amount and accumulated amortization of other intangible assets were as follows at the periods indicated:

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposit intangibles	$23,367	$(13,103)	$10,264	$20,147	$(10,878)	$9,269
Other intangible assets	3,051	(1,489)	1,562	1,940	(1,324)	616
Total	$26,418	$(14,592)	$11,826	$22,087	$(12,202)	$9,885

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of intangible assets was $2.8 million, $2.3 million, and $2.1 million, for 2015, 2014, and 2013, respectively.
The following table sets forth the estimated annual amortization expense of intangible assets for each of the next five years:

Year	Amount
(Dollars in thousands)
2016	$2,767
2017	$2,747
2018	$1,781
2019	$1,135
2020	$948
The original weighted average amortization period for intangible assets is 9.8 years.

NOTE 7 DEPOSITS
The following is a summary of the scheduled maturities of time deposits as of December 31:

	2015		2014
	(Dollars in thousands)
1 year or less	$488,046	71.2%	$462,506	71.2%
Over 1 year to 2 years	83,244	12.2%	102,385	15.8%
Over 2 years to 3 years	31,017	4.5%	29,044	4.5%
Over 3 years to 4 years	35,448	5.2%	26,156	4.0%
Over 4 years to 5 years	47,075	6.9%	29,529	4.5%
Total	$684,830	100.0%	$649,620	100.0%
The amounts of overdraft deposits that were reclassified to the loan category at December 31, 2015 and 2014 were $2.8 million and $3.5 million, respectively.
The Company has pledged assets as collateral covering certain deposits in the amount of $179.6 million and $173.0 million at December 31, 2015 and 2014, respectively.
The Bank's deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The amount of time deposits accounts equal to and greater than $250,000 as of December 31, 2015 and 2014 is $69.6 million and $54.5 million, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 BORROWINGS

Federal Home Loan Bank Borrowings
Advances payable to the Federal Home Loan Bank are summarized as follows:

	2015		2014
		Weighted		Weighted
		Average		Average
	Total	Contractual	Total	Contractual
	Outstanding	Rate	Outstanding	Rate
	(Dollars in thousands)
Stated Maturity
2015	$—	—%	$38,001	0.69%
2016	52,025	2.26%	—	—%
2017	40,154	3.10%	31,203	4.03%
2018	7,043	1.75%	—	—%
2019	2,011	1.99%	—	—%
Subtotal	101,233	2.53%	69,204	2.20%
Amortizing advances	847		876
Total Federal Home Loan Bank Advances	$102,080		$70,080
To manage the interest rate risk of these advances, the Company has entered into interest rate swaps, effectively converting $25.0 million of the FHLB advances to fixed interest rates at December 31, 2015 and 2014. This swap carried a weighted average interest rate of 2.94% at December 31, 2015 and 2014, and will mature in December 2018. In June 2014, the Company terminated $75.0 million in swaps that matured in 2014 and 2015, resulting in a loss on termination of approximately $1.1 million, which is included in other noninterest expense for 2014.
During 2013 the Company prepaid $60.0 million of these advances assumed as part of the acquisition of Central Bancorp, Inc. ("Central"). The difference between the exit price and the net carrying amount of the debt resulted in a gain on extinguishment of debt of $763,000.
The Company’s FHLB advances are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the Federal Home Loan Bank, and by residential mortgages, and certain commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $1.4 billion and $1.3 billion as of December 31, 2015 and 2014. The Bank’s unused remaining available borrowing capacity at the Federal Home Loan Bank was approximately $777.5 million and $755.7 million at December 31, 2015 and 2014, respectively, inclusive of a $5.0 million line of credit. At December 31, 2015 and 2014, the Company had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB's collateral pledging program.
Short-Term Debt
The Company’s short-term borrowings consisted of customer repurchase agreements that amounted to $134.0 million and $147.9 million at December 31, 2015 and 2014, respectively.
The interest expense on short-term borrowings was $210,000, $200,000, and $276,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer Repurchase Agreements. The Company can raise additional liquidity by entering into repurchase agreements at it discretion. In a security repurchase agreement transaction, the Company will generally sell a security, agreeing to repurchase either the same or substantially the same security on a specified later date, at a price greater than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense. Since the securities are treated as collateral and the agreement does not qualify for a full transfer of effective control, the transactions do not meet the criteria to be classified as a sale, and are therefore considered a secured borrowing transaction for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement the Company is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Company's agreement with customers stipulates that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Company's safekeeping agents.

The table below sets forth information regarding the Company’s repurchase agreements allocated by source of collateral at the date indicated:

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(Dollars in thousands)
Sources of Collateral
U.S. government agency securities	$10,157	$—	$—	$—	$10,157
Agency mortgage-backed securities	69,142	—	—	—	69,142
Agency collateralized mortgage obligations	54,659	—	—	—	54,659
Total borrowings	$133,958	$—	$—	$—	$133,958
Certain counterparties monitor collateral, and may request additional collateral to be posted from time to time. For further information regarding the Company's repurchase agreements see Note 12, Balance Sheet Offsetting.
Line of Credit Borrowings. The revolving line of credit was an obligation of the parent company which accrued interest at an adjusted LIBOR rate. The line of credit provided for borrowings of up to $20.0 million (increased from $10.0 million with a 2014 amendment) and matured on November 18, 2015. There are currently no outstanding line of credits as of December 31, 2015.
Long-Term Debt
The following table summarizes long-term debt as of the periods indicated:

	December 31
	2015	2014
	(Dollars in thousands)
Wholesale repurchase agreements	$—	$50,000
Junior subordinated debentures
Capital Trust V	51,547	51,547
Slades Ferry Trust I	10,310	10,310
Central Trust I	5,258	5,258
Central Trust II	6,349	6,570
Subordinated debentures	35,000	65,000
Total long-term debt	$108,464	$188,685

The interest expense on long-term debt was $6.6 million, $6.4 million, and $7.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Wholesale Repurchase Agreements: In a wholesale security repurchase agreement with established firms, the Bank will generally sell a security, agreeing to repurchase either the same or substantially the same security on a specified later date, at a price greater than the original sales price. The securities underlying these agreements are primarily U.S. Government agency

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mortgage-backed securities, which are delivered to broker/dealers. The were no investments pledged against wholesale repurchase agreements at December 31, 2015 and $52.9 million at December 31, 2014. The one outstanding wholesale repurchase agreement, which had a fixed interest rate of 2.32%, matured on August 23, 2015.
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
For regulatory purposes, bank holding companies are allowed to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions in the Dodd-Frank Act generally exclude trust preferred securities from Tier 1 capital, however, holding companies with consolidated assets of less than $15 billion, such as the Company, are able to continue to include these instruments in Tier 1 capital, but no such securities issued in the future will count as Tier 1 capital.
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

Central Trust II
$5.9 million due in 2037, bearing a fixed interest rate of 7.015% until March 15, 2017. Subsequent to this date, the interest will be variable (LIBOR plus 1.65%) and the securities will become callable quarterly, until maturity.

All obligations under these trust preferred securities are unconditionally guaranteed by the Company.
Subordinated Debentures: In the first quarter of 2015, the Bank redeemed $30.0 million of subordinated debt that had an original maturity of October 1, 2019, without penalty. The interest rate at the time of redemption was floating rate of LIBOR plus 3.00%. The subordinated debentures were issued to USB Capital Resources, Inc., a wholly-owned subsidiary of U.S. Bank National Association.
At December 31, 2015 and 2014 there was $35.0 million of outstanding subordinated debentures at the bank holding company. The subordinated debentures were issued to several investors via private placement on November 17, 2014. The subordinated debt matures on November 15, 2024, however with regulatory approval, the Bank may redeem the subordinated debt without penalty at any scheduled payment date on or after November 15, 2019 with 30 days notice. The interest rate is fixed at 4.75% through November 15, 2019, after which it converts to LIBOR plus 2.98%.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the contractual maturities of long-term debt over the next five years:

	2016	2017	2018	2019	2020	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures
Capital trust V	$—	$—	$—	$—	$—	$51,547	$51,547
Slades ferry trust I	$—	$—	$—	$—	$—	$10,310	$10,310
Central trust I	$—	$—	$—	$—	$—	$5,258	$5,258
Central trust II	$—	$—	$—	$—	$—	$6,349	$6,349
Subordinated debentures	$—	$—	$—	$—	$—	$35,000	$35,000

NOTE 9 EARNINGS PER SHARE
Earnings per share consisted of the following components for the years ended December 31:

	2015	2014	2013
	(Dollars in thousands, except share and per share data)
Net income	$64,960	$59,845	$50,254

Weighted Average Shares
Basic shares	25,891,382	23,899,562	23,011,814
Effect of dilutive securities	68,566	93,815	76,764
Diluted shares	25,959,948	23,993,377	23,088,578

Net income per share
Basic EPS	$2.51	$2.50	$2.18
Effect of dilutive securities	(0.01)	(0.01)	—
Diluted EPS	$2.50	$2.49	$2.18
The following table illustrates the options to purchase common stock and the shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	December 31
	2015	2014	2013
Stock options	—	—	124,608
Performance-based restricted stock	—	—	—

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 STOCK BASED COMPENSATION
The Company's stock based plans include the Second Amended and Restated 2005 Employee Stock Plan (“2005 Plan”) and the 2010 Nonemployee Director Stock Plan (“2010 Plan”) both of which have been approved by the Company’s Board of Directors and shareholders.
The following table presents the amount of cumulatively granted stock options and restricted stock awards, net of forfeitures, through December 31, 2015:

	Authorized Stock Option Awards	Authorized Restricted Stock Awards	Total	Cumulative Granted, Net of Forfeitures		Total	Authorized but Unissued
				Stock Option Awards	Restricted Stock Awards

2005 Plan	(1)	(1)	1,650,000	537,941	593,297	1,131,238	518,762
2010 Plan	(2)	(2)	314,600	27,000	76,820	103,820	210,780

(1)	The Company may award up to a total of 1,650,000 shares as stock options or restricted stock awards.

(2)
The Company may award up to a total of 314,600 shares as stock options or restricted stock awards, inclusive of 14,600 shares which were transferred from the previous 2006 Nonemployee Director Stock Plan.

The Company issues shares for stock option exercises and restricted stock awards from its pool of authorized but unissued shares.
The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized for the years presented:

	Years Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Stock based compensation expense
Stock options	$—	$36	$241
Restricted stock awards(1)	2,295	2,135	1,906
Directors’ fee expense
Stock options	—	14	27
Restricted stock awards	194	527	288
Total stock based award expense	$2,489	$2,712	$2,462
Related tax benefits recognized in earnings	$1,122	$945	$832

(1)	Inclusive of compensation expense associated with time-vested and performance-based restricted stock awards.
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

•
The stock based compensation expense recognized in earnings should be based on the amount of awards ultimately expected to vest, therefore a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock based compensation expense recognized has been reduced for annualized estimated forfeitures of 4.5% in 2015 and by 3.5% in 2014 and 2013 based on historical experience.

The Company made the following awards of nonqualified options to purchase shares of common stock in 2013. There were no such awards made in 2015 or 2014.

Year Ended December 31
2013
Date of grant	11/9/2013
Plan	2010
Options granted	5,000
Vesting period (1)	13 months
Expiration date	11/9/2023
Expected volatility	31.23%
Expected life (years)	5.5
Expected dividend yield	2.64%
Risk free interest rate	1.56%
Fair value per option	$8.13

(1)	Vesting periods begin on the grant date.
Under all of the Company’s stock based plans, the option exercise price is based upon the average of the high and low trading value of the stock on the date of grant. Stock option awards granted to date under all plans expire through 2023.
The following table presents relevant information relating to the Company’s stock options for the periods indicated:

	Years Ended December 31
	2015	2014	2013
	(Dollars in thousands, except per share data)
Fair value of stock options vested based on grant date fair value	$14	$211	$430
Intrinsic value of stock options exercised	$3,362	$1,210	$1,051
Cash received from stock option exercises	$6,105	$6,285	$2,475
Tax benefit realized on stock option exercises/repurchase	$1,362	$442	$322
Weighted average grant date fair value of options granted (per share)	$—	$—	$8.13

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity of the Company’s Stock Option Grants for the year ended December 31, 2015 is presented in the table below:

	Outstanding					Nonvested
	Stock Option Awards		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)	Stock Option Awards	Weighted Average Grant Date Fair Value
	(Dollars in thousands, except per share data)
Balance at January 1, 2015	330,751		$29.36			1,666	$8.13
Granted	—		—			—	—
Exercised	(205,516)		29.71			n/a	n/a
Vested	n/a		n/a			(1,666)	8.13
Forfeited	—		—			—	—
Expired	(3,335)		30.16			—	—
Balance at December 31, 2015	121,900	(2)	$28.76	3.11 years	$2,216	—	$—
Options outstanding and expected to vest at December 31, 2015	121,900	(2)	$28.76	3.11 years	$2,216
Options exercisable at December 31, 2015	121,900	(2)	$28.76	3.11 years	$2,216
Unrecognized compensation cost, including forfeiture estimate								$—
Weighted average remaining recognition period (years)								n/a

(1)
The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2015 of $46.94, which would have been received by the option holders had they all exercised their options as of that date.

(2)	Inclusive of 24,000 stock options outstanding and expected to vest to Directors.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock
The Company grants both time-vested restricted stock awards as well as performance-based restricted stock awards. During the years ended December 31, 2015, 2014, and 2013 the Company has made the following restricted stock award grants:

	Shares Granted	Plan	Fair Value (1)	Vesting Period
Time-vested
2015
2/11/2015	31,500	2005	$39.42	Ratably over 5 years from grant date
2/12/2015	25,910	2005	$40.03	Ratably over 5 years from grant date
3/19/2015	3,800	2005	$43.56	Ratably over 5 years from grant date
4/27/2015	625	2005	$41.61	At the end of 3 years from grant date
4/27/2015	1,875	2005	$41.61	At the end of 5 years from grant date
5/27/2015	8,800	2010	$45.02	At the end of 5 years from grant date (2)
7/14/2015	800	2010	$47.82	Once on May 27, 2020 (3)
10/13/2015	1,000	2005	$46.09	Ratably over 5 years from grant date
10/20/2015	2,000	2005	$46.47	Ratably over 5 years from grant date
2014
3/20/2014	65,950	2005	$39.82	Ratably over 5 years from grant date
3/31/2014	3,000	2005	$39.00	Ratably over 3 years from grant date
5/20/2014	10,920	2010	$35.08	At the end of 5 years from grant date (2)
11/20/2014	2,000	2005	$39.11	Ratably over 5 years from grant date
12/11/2014	2,000	2005	$40.89	Ratably over 5 years from grant date
2013
1/16/2013	2,000	2005	$30.48	Ratably over 3 years from grant date
2/14/2013	93,800	2005	$31.51	Ratably over 5 years from grant date
5/21/2013	14,700	2010	$33.17	At the end of 5 years from grant date (2)

Performance-based
2015
2/12/2015	21,780	2005	$40.03	On February 12, 2018, if performance conditions are met
2014
3/20/2014	20,700	2005	$39.82	On March 20, 2017, if performance conditions are met

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

(3)
These restricted stock grants will vest on May 27, 2020, or earlier if the director ceases to be a director for any reason other than cause, such as, for example, by retirement. If a non-employee director is removed from the Board for cause, the Company has ninety (90) days within which to exercise a right to repurchase any unvested portion of any restricted stock award from the non-employee director for the aggregate price of one dollar ($1.00).

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of restricted stock awards vesting during the periods presented:

	Years Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Fair value of restricted stock awards upon vesting	$2,610	$3,293	$3,289
A summary of the status of the Company’s Restricted Stock Award Grants for the year ended December 31, 2015 is presented in the table below:

	Outstanding Restricted Stock Awards		Weighted Average Grant Price ($)
	(Dollars in thousands, except per share data)
Balance at January 1, 2015	276,527		$33.15
Granted	98,090		40.71
Vested/released	(63,437)		31.47
Forfeited	(46,236)		35.02
Balance at December 31, 2015	264,944	(1)	$36.03
Unrecognized compensation cost (inclusive of directors’ fees), including forfeiture estimate				$6,351
Weighted average remaining recognition period (years)				2.97

(1)	Inclusive of 44,200 restricted stock awards outstanding to Directors.

NOTE 11 DERIVATIVES AND HEDGING ACTIVITIES
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

December 31, 2015
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.51%	5.04%	$(1,054)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.51%	5.04%	(1,055)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.49%	2.94%	(1,164)
$75,000							$(3,273)

December 31, 2014
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	$(2,093)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.24%	5.04%	(2,094)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.24%	2.94%	(1,383)
$75,000							$(5,570)
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $2.4 million (pre-tax) to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges, in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of December 31, 2015.
The Company recognized $244,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for the years ended December 31, 2015, 2014 and 2013.
In June 2014, the Company repaid certain borrowings and consequently terminated the corresponding cash flow hedges. As a result of the termination of the cash flow hedges, the Company reclassified a pre-tax loss of approximately $1.1 million out of OCI and into other noninterest expense.
The Company had no fair value hedges as of December 31, 2015, 2014, and 2013.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

	Number of Positions (1)	Notional Amount Maturing
		Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2015
	(Dollars in thousands)
Loan level derivatives
Receive fixed, pay variable	171	$37,732	$34,424	$29,629	$77,041	$488,110	$666,936	$22,467
Pay fixed, receive variable	165	$37,732	$34,424	$29,629	$77,041	$488,110	$666,936	$(22,462)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	21	$38,416	$—	$—	$—	$—	$38,416	$(354)
Buys U.S. currency, sells foreign currency	21	$38,416	$—	$—	$—	$—	$38,416	$382
	December 31, 2014
	(Dollars in thousands)
Loan level derivatives
Receive fixed, pay variable	174	$88,147	$46,854	$40,958	$38,108	$403,208	$617,275	$17,840
Pay fixed, receive variable	168	$88,147	$46,854	$40,958	$38,108	403,208	$617,275	$(17,837)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	23	$57,112	$—	$—	$—	$—	$57,112	$(3,984)
Buys U.S. currency, sells foreign currency	23	$57,112	$—	$—	$—	$—	$57,112	$4,007
(1) The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
Mortgage Derivatives
Prior to closing and funding certain 1- 4 family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. In addition, the Company may also enter into additional forward To Be Announced ("TBA") mortgage contracts, also considered derivative instruments, which are purchased by the Company from a diversified list of counterparties in order to hedge customer rate locks. These forward contracts carry a market price that has a strong inverse relationship to that of mortgage prices. When the Company locks a rate to the customer, the rate can be held for the benefit of the customer for a certain period of time until the mortgage is sold. During that time, the Company may not have agreed on a price with a mortgage investor and fluctuations in market conditions may cause the mortgage to lose market value. Within a short period after the rate is locked with the customer, the Company may, depending upon the effectiveness of existing economic hedges, execute a forward TBA trade with a counterparty to economically hedge that market risk. Certain assumptions, including pull through rates and rate lock periods, are used in managing the existing and future economic hedges. The effectiveness of the economic hedges rely on the accuracy of these assumptions.
The change in fair value on the interest rate lock commitments, forward delivery sale commitments, and forward TBA mortgage contracts are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was a decrease of $22,000 and an increase of $18,000 for the years ended December 31, 2015 and 2014, respectively. There was no change in the fair value for the year ended December, 31 2013. These amounts were offset in earnings by the change in the fair value of mortgage derivatives. Additionally, the aggregate amount

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of gains or losses on sales of such loans included within mortgage banking income amounted to $4.7 million, $3.0 million, and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	December 31, 2015	December 31, 2014	Balance Sheet Location	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$—	$—	Other liabilities	$3,273	$5,570
Derivatives not designated as hedges
Customer Related Positions:
Loan level derivatives	Other assets	22,470	18,383	Other liabilities	22,465	18,380
Foreign exchange contracts	Other assets	602	4,007	Other liabilities	574	3,984
Mortgage Derivatives
Interest rate lock commitments	Other assets	233	295	Other liabilities	—	—
Forward TBA mortgage contracts	Other assets	—	—	Other liabilities	—	16
Forward sales agreements	Other assets	—	3	Other liabilities	1	—
Subtotal		23,305	22,688		23,040	22,380
Total		$23,305	$22,688		$26,313	$27,950
The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Years Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$1,199	$2,256	$3,735
Loss reclassified from OCI into interest expense (effective portion)	$(2,828)	$(3,662)	$(5,723)
Loss reclassified from OCI into noninterest expense (loss on termination)	$—	$(1,122)	$—
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest expense	$—	$—	$—
Other expense	—	—	—
Total	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$60	$63	$38
Other expenses	(53)	(4)	(116)
Changes in fair value of mortgage derivatives
Mortgage banking income	(50)	49	354
Total	$(43)	$108	$276

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial. The Company had $2,000 and $272,000 in exposure relating to institutional counterparties at December 31, 2015 and 2014, respectively. The Company’s exposure relating to customer counterparties was approximately $23.2 million and $18.9 million at December 31, 2015 and 2014, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

NOTE 12 BALANCE SHEET OFFSETTING
The Company does not offset fair value amounts recognized for derivative instruments or repurchase agreements. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. At December 31, 2015, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged	Net Amount
	December 31, 2015
	(Dollars in thousands)
Derivative Assets
Loan level derivatives	$22,470	$—	$22,470	$2	$—	$22,468
Customer foreign exchange contracts	602	—	602	—	—	602
	$23,072	$—	$23,072	$2	$—	$23,070
Derivative Liabilities
Interest rate swaps	$3,273	$—	$3,273	$—	$3,273	$—
Loan level derivatives	22,465	—	22,465	2	22,461	2
Customer foreign exchange contracts	574	—	574	—	—	574
Repurchase agreements
Customer repurchase agreements	133,958	—	133,958	—	133,958	—
	$160,270	$—	$160,270	$2	$159,692	$576

(1)	Reflects offsetting derivative positions with the same counterparty.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged	Net Amount
	December 31, 2014
	(Dollars in thousands)
Derivative Assets
Loan level swaps	$18,383	$—	$18,383	$272	$—	$18,111
Customer foreign exchange contracts	4,007	—	4,007	—	—	4,007
	$22,390	$—	$22,390	$272	$—	$22,118
Derivative Liabilities
Interest rate swaps	$5,570	$—	$5,570	$—	$5,570	$—
Loan level derivatives	18,380	—	18,380	272	17,836	272
Customer foreign exchange contracts	3,984	—	3,984	—	—	3,984
Repurchase agreements
Customer repurchase agreements	147,890	—	147,890	—	147,890	—
Wholesale repurchase agreements	50,000	—	50,000	—	50,000	—
	$225,824	$—	$225,824	$272	$221,296	$4,256

(1)	Reflects offsetting derivative positions with the same counterparty.

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

NOTE 13 INCOME TAXES
The provision for income taxes is comprised of the following components:

	Years Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Current expense
Federal	$11,946	$14,709	$9,570
State	5,052	6,350	4,357
Total current expense	16,998	21,059	13,927
Deferred expense (benefit)
Federal	8,466	2,877	1,598
State	1,754	(37)	959
Total deferred expense (benefit)	10,220	2,840	2,557
Total expense	$27,218	$23,899	$16,484

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the statutory federal income tax rate of 35% and the effective income tax rate reported for the last three years is detailed below:

	Years Ended December 31
	2015		2014		2013
	(Dollars in thousands)
Computed statutory federal income tax provision	$32,262	35.00%	$29,310	35.00%	$23,359	35.00%
State taxes, net of federal tax benefit	4,500	4.88%	4,104	4.90%	3,455	5.17%
Nontaxable interest, net	(973)	(1.06)%	(795)	(0.95)%	(557)	(0.83)%
New Markets Tax Credits	(6,514)	(7.07)%	(6,708)	(8.01)%	(9,000)	(13.48)%
Low Income Housing Project Investments	(1,182)	(1.28)%	(594)	(0.71)%	(194)	(0.29)%
Increase in cash surrender value of life insurance and tax exempt gain on benefit payments	(1,292)	(1.40)%	(1,782)	(2.13)%	(1,209)	(1.81)%
Merger and other related costs (non-deductible)	185	0.20%	274	0.33%	366	0.55%
Change in valuation allowance	41	0.04%	—	—%	—	—%
Other, net	191	0.22%	90	0.11%	264	0.39%
Total expense	$27,218	29.53%	$23,899	28.54%	$16,484	24.70%
The tax-effected components of the net deferred tax asset at December 31 were as follows:

	2015	2014
	(Dollars in thousands)
Deferred tax assets
Accrued expenses not deducted for tax purposes	$14,621	$10,997
Allowance for loan losses	22,744	22,462
Deferred gain on sale leaseback transaction	2,158	2,579
Derivatives fair value adjustment	1,033	1,882
Employee and director equity compensation	2,466	2,380
Federal Home Loan Bank borrowings fair value adjustment	108	83
Loan basis difference fair value adjustment	3,789	2,094
Net operating loss carry-forward	41	213
New Markets Tax Credit carry-forward	459	521
Other-than-temporary impairment on securities	—	4,072
Other	451	2,141
Gross deferred tax assets	47,870	49,424
Valuation allowance	(41)	—
Total deferred tax assets net of valuation allowance	$47,829	$49,424
Deferred tax liabilities
Core deposit and other intangibles	$3,785	$3,194
Deferred loan fees, net	4,872	4,164
Fixed assets	7,269	4,875
Goodwill	14,576	14,194
Net unrealized gain on securities available for sale	805	2,074
Other	2,468	2,210
Total	$33,775	$30,711
Total net deferred tax asset	$14,054	$18,713
Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income within the carry-back and future periods.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes that it is more likely than not that its deferred tax assets as of December 31, 2015, excluding the deferred tax asset on state net operating losses, will be realized through the utilization of carry-back provisions to taxable income on prior years, future reversals of existing taxable temporary differences and by offsetting other future taxable income. The Company believes it is more likely than not that the deferred tax asset related to state net operating losses generated from the Company's investments in low income housing partnerships, which expire over a 20-year period, will not be realized and has recorded a valuation allowance of $41,000 at December 31, 2015, attributable to this deferred tax asset.
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

(Dollars in thousands)
Balance at December 31, 2013	$55
Reduction of tax positions for prior years	(55)
Increase for prior year tax position	—
Increase for current year tax positions	—
Balance at December 31, 2014	$—
Reduction of tax positions for prior years	—
Increase for prior year tax positions	—
Increase for current year tax positions	81
Balance at December 31, 2015	$81
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2012 through 2014 tax years including any related income tax filings from its recent Bank acquisitions. The Company has utilized net operating loss carry forwards acquired from the Central and Peoples acquisitions that are subject to annual change in ownership limitations under Internal Revenue Code Section 382. In addition, the Company has a general business credit carry forward that resulted from 2015 operations that can be used to reduce future federal income tax. The general business credit carryforward of $459,000 will expire in 2035. The Company anticipates utilizing these carry forwards prior to their expirations.

NOTE 14 LOW INCOME HOUSING PROJECT INVESTMENTS
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents certain information related to the Company's investments in low income housing projects as of December 31:

	2015	2014
	(Dollars in thousands)
Original investment value	$42,199	$40,541
Current recorded investment	$38,151	$38,943
Unfunded liability obligation	$14,607	$28,004
Tax credits and benefits earned during the year	$3,632	$1,683
Amortization of investments during the year	$2,450	$1,089
Net income tax benefit recognized during the year	$1,182	$594
NOTE 15 EMPLOYEE BENEFIT PLANS
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
In conjunction with the acquisition of Peoples Federal Savings Bank, the Company acquired the Peoples Federal Defined Benefit Pension Plan (“Peoples Plan”). The Peoples Plan was frozen at the date of acquisition and will be maintained in the same manner as the Pension Plan. The Peoples Plan is also administered by Pentegra Retirement Services under the same Fund as the Rockland Trust Plan.
The Company’s participation in the Pension Plan and the Peoples Plan (the "Pension Plans") for the annual period ended December 31, 2015, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (“EIN”) and the three-digit plan number. The funding status of the Pension Plans is determined on the basis of the financial statements provided by the Fund using total plan assets and accumulated benefit obligation. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Expiration Date of Collective-Bargaining Agreement” column lists the expiration dates of any collective-bargaining agreement(s) to which the Pension Plans are subject.

		Funding Status of Pension Plan		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	Minimum Contributions Required for Future Periods
	EIN/Pension Plan Number	2015	2014
Pentegra defined benefit plan for financial institutions	13-5645888/333	At least 80 percent	At least 80 percent	No	No	N/A	$—

Contributions to the Fund are based on each individual employer’s experience. The Company’s total contributions to the Pension Plans did not represent more than 5% of the total contributions to the Pension Plan as indicated in the Pension Plan’s most recently available annual report dated June 30, 2014. The comparability of employer contributions is impacted by asset performance, discount rates and the reduction in the number of covered employees year over year.
The Company’s contributions to the Pension Plans were as follows for the periods indicated:

		Plan Year Allocation
	Cash Payment	2015-2016	2014-2015	2013-2014	2012-2013
	(Dollars in thousands)
2015	$2,983	$2,983	$—	$—	$—
2014	$1,320	$—	$1,320	$—	$—
2013	$2,603	$—	$—	$1,762	$841

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total defined benefit plan expense was $1.6 million, $1.5 million, and $1.4 million, for the years ending December 31, 2015, 2014, and 2013, respectively.
Financial information for the Fund is made available through the public Form 5500 which is available by April 15th of the year following the plan year end.
Postretirement Benefit Plans
Employees retiring from the Bank after attaining age 65, who have rendered at least 10 years of continuous service are entitled to a fixed contribution toward the premium for postretirement health care benefits and a $5,000 benefit paid upon death. The health care benefits are subject to deductibles, co-payment provisions and other limitations. The Bank may amend or change these benefits periodically. Additionally, the Company has acquired small postretirement plans and/or agreements in conjunction with various acquisitions, which do not have a material impact on the amount of expense realized by the Company. The expense related to these plans for the years ending December 31, 2015, 2014, and 2013 was not material.
Supplemental Executive Retirement Plans
The Bank maintains defined benefit supplemental executive retirement plans (“SERP”) for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. The Bank also maintains defined benefit SERPs acquired from previous acquisitions. The Bank has established and funded Rabbi Trusts to accumulate funds in order to satisfy the contractual liability of these supplemental retirement plan benefits. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets, included in the Company's available for sale securities portfolio, totaled $10.0 million and $8.4 million at December 31, 2015 and 2014, respectively.
During 2014, the Company amended the retirement benefit amounts for certain participants. The Company then froze its defined benefit SERP by closing it to new participants and restricting future adjustments to the retirement benefit amounts.
The following table shows the defined benefit supplemental retirement expense, and the contributions paid to the plans which were used only to pay the current year benefits as of the dates indicated:

	2015	2014	2013
	(Dollars in thousands)
Retirement expense	$1,834	$954	$1,049
Contributions paid	$276	$271	$253
Expected future benefit payments for the defined benefit supplemental executive retirement plans are presented below:

Defined Benefit Supplemental Executive Retirement Plans Expected Benefit Payments
(Dollars in thousands)
2016	$431
2017	$425
2018	$460
2019	$509
2020	$500
2021-2025	$4,348

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the defined benefit supplemental executive retirement plans benefits is December 31 for each of the years reported. The following table illustrates the status of the defined benefit supplemental executive retirement plans at December 31 for the years presented:

	Defined Benefit Supplemental Executive Retirement Benefits
	2015	2014	2013
	(Dollars in thousands)
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$12,537	$8,243	$8,714
Accumulated service cost	742	397	429
Interest cost	470	390	409
Plan amendment	—	1,357	—
Actuarial loss/(gain)	(183)	2,421	(1,056)
Benefits paid	(276)	(271)	(253)
Accumulated benefit obligation at end of year	$13,290	$12,537	$8,243
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	276	271	253
Benefits paid	(276)	(271)	(253)
Fair value of plan assets at end of year	$—	$—	$—
Funded status at end of year	$(13,290)	$(12,537)	$(8,243)
Assets	—	—	—
Liabilities	(13,290)	(12,537)	(8,243)
Accrued benefit cost	$(13,290)	$(12,537)	$(8,243)
Amounts recognized in accumulated other comprehensive income (“AOCI”)
Net loss	$2,859	$3,305	$938
Prior service cost	1,599	1,904	659
Amounts recognized in AOCI	$4,458	$5,209	$1,597
Information for plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$13,290	$12,537	$8,243
Accumulated benefit obligation	$13,290	$12,537	$8,243
Net periodic benefit cost
Service cost	$742	$397	$429
Interest cost	470	390	409
Amortization of prior service cost	305	113	113
Recognized net actuarial loss	317	54	155
Net periodic benefit cost	$1,834	$954	$1,106
Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net actuarial loss	$270	$309	$18
Net prior service cost	$276	$947	$113
Discount rate used for benefit obligation	2.49-4.16%	2.24-3.84%	4.95%
Discount rate used for net periodic benefit cost	2.24-3.84%	2.43-4.76%	4.05%
Rate of compensation increase	n/a	n/a	n/a

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Employee Benefits
The Bank from time to time creates an incentive compensation plan for senior management and other officers to participate in at varying levels. In addition, the Bank may also pay a discretionary bonus to senior management, officers, and/or nonofficers of the Bank. The expense for the incentive plans and the discretionary bonus amounted to $10.3 million in 2015 and $8.5 million in both 2014 and 2013.
The Bank has an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 25% of each employee’s contributions up to 6% of the employee’s earnings. The 401(k) Plan incorporates an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. This Plan also provides nondiscretionary contributions in which employees, with one year and 1,000 hours of service, receive a 5% cash contribution of eligible pay up to the social security limit and a 10% cash contribution of eligible pay over the social security limit up to the maximum amount permitted by law. Benefits contributed to employees under this defined contribution plan vest immediately. The defined contribution plan expense was $4.5 million in 2015, $4.2 million in 2014, and $3.9 million in 2013.
During 2014, the Company adopted a non-qualified deferred compensation plan which allows for deferrals of incentive payments until an elected distribution date in the future. This deferred compensation plan is available to certain highly compensated employees. Deferrals are invested at the election of the participant into one of the actively managed funds made available to the participant through the Company's Investment Management Group. The funds are held in a Rabbi Trust until the elected date of distribution.

During 2014, the Company adopted a non-qualified 401(k) Restoration Plan ("Restoration Plan") for certain executive officers. The Restoration Plan is intended to contribute to each participant the amount of matching and discretionary contributions which would have been made to the existing Rockland Trust 401(k) plan on the participant's behalf, but were prohibited due to Internal Revenue Code limitations. Deferrals are invested at the election of the participant into one of the actively managed funds made available to the participant through the Company's Investment Management Group or in the Company's stock. The funds, which are not invested in the Company's stock are held in a Rabbi Trust until elected date of distribution. The Company recognized expense of $232,000 and $56,000 related to this plan for services already performed for the years ended December 31, 2015 and 2014, respectively. There was no expense related to this plan for the year ended December 31, 2013.

As a result of the Peoples acquisition in 2015, the Company assumed an Employee Stock Ownership Plan and a 401(k) Plan. The Company has received approval to terminate the Employee Stock Ownership Plan from the Internal Revenue Service, and is in the process of making final distributions. In addition, the Company is in the process of finalizing the final compliance reporting for the 401(k) Plan and will then terminate the plan.
Also as part of the Peoples acquisition, the Company assumed various Salary Continuation Agreements with certain current and former senior executives. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. Expense related to the Salary Continuation Agreements was $222,000 for the year ended December 31, 2015.
The Company also assumed a Peoples supplemental retirement plan with a former executive, whereby the amounts paid under this plan commenced upon the executive's retirement and continue for his lifetime. Expense related to the supplemental retirement plan was $11,000 for the year ended December 31, 2015.
Director Benefits
The Company maintains a deferred compensation plan for the Company’s Board of Directors. The Board of Directors is entitled to elect to defer their director’s fees until retirement. If the Director elects to do so, their compensation is invested in the Company’s stock and maintained within the Company’s Investment Management Group. The amount of compensation deferred during 2015, 2014, and 2013 was $149,000, $135,000, and $107,000, respectively. At December 31, 2015 and 2014, the Company had 172,580 and 176,849 of shares provided for the plan with a related liability of $3.9 million and $3.7 million established within shareholders’ equity, respectively.
As a result of the Peoples acquisition during 2015, the Company assumed several Director Retirement Agreements. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. Expense for the Director Retirement Agreements was $35,000 for the year ended December 31, 2015.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 FAIR VALUE MEASUREMENTS
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2015 and 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
	December 31, 2015
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$356	$356	$—	$—
Securities available for sale
U.S. Government agency securities	30,215	—	30,215	—
Agency mortgage-backed securities	210,937	—	210,937	—
Agency collateralized mortgage obligations	63,584	—	63,584	—
State, county, and municipal securities	4,659	—	4,659	—
Single issuer trust preferred securities issued by banks and insurers	2,792	—	2,792	—
Pooled trust preferred securities issued by banks and insurers	1,572	—	—	1,572
Small business administration pooled securities	40,449	—	40,449	—
Equity securities	13,041	13,041	—	—
Loans held for sale	5,990	—	5,990	—
Derivative instruments	23,305	—	23,305	—
Liabilities
Derivative instruments	26,313	—	26,313	—
Total recurring fair value measurements	$370,587	$13,397	$355,618	$1,572

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$4,598	$—	$—	$4,598
Other real estate owned and other foreclosed assets	2,159	—	—	2,159
Total nonrecurring fair value measurements	$6,757	$—	$—	$6,757

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Securities Available for Sale
	December 31, 2015		December 31, 2014		December 31, 2013
	(Dollars in thousands)
	Pooled Trust Preferred Securities	Total	Pooled Trust Preferred Securities	Total	Pooled Trust Preferred Securities	Private Mortgage- Backed Securities	Total
Beginning balance	$6,321	$6,321	$3,841	$3,841	$2,981	$3,532	$6,513
Gains and (losses) (realized/unrealized)
Included in earnings	—	—	—	—	—	—	—
Included in other comprehensive income	14	14	2,655	2,655	1,132	(64)	1,068
Sales	(4,679)	(4,679)	—	—	—	(2,695)	(2,695)
Settlements	(84)	(84)	(175)	(175)	(272)	(773)	(1,045)
Transfers into (out of) level 3	—	—	—	—	—	—	—
Ending balance	$1,572	$1,572	$6,321	$6,321	$3,841	$—	$3,841
During the years ended December 31, 2015, 2014 and 2013 there were no transfers between the Levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis. It is the Company's policy to recognize such transfers as of the end of the reporting period.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth certain unobservable inputs regarding the Company's investment in securities that are classified as Level 3:

	December 31,			December 31,		December 31,
	2015	2014		2015	2014	2015	2014
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in Thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,572	$6,321	Cumulative prepayment	0% - 64%	0% - 75%	2.7%	7.0%
			Cumulative default	5% - 100%	3% - 100%	15.1%	13.9%
			Loss given default	85% - 100%	85% - 100%	94.2%	96.1%
			Cure given default	0% - 75%	0% - 75%	62.3%	46.7%
Appraisals of collateral (1)
Impaired loans	$4,598	$8,196
Other real estate owned and foreclosed assets	$2,159	$7,743

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
Additionally, the Company has certain assets which are marked to fair value on a nonrecurring basis which are categorized within Level 3. These assets include collateral dependent impaired loans and OREO and other foreclosed assets. The determination of the fair value amount is derived from the use of independent third party appraisals and evaluations, prepared by firms from a predetermined list of qualified and approved appraisers or evaluators. Upon receipt of an appraisal or evaluation, the Company's Commercial Real Estate Appraisal Department will review the report for compliance with regulatory and Company standards, as well as reasonableness and acceptance of the value conclusions. Any issues or concerns regarding compliance or value conclusions will be addressed with the engaged firm and the report may be adjusted or revised. If a disagreement cannot be resolved, the Commercial Real Estate Appraisal Department will either address the key issues and modify the report for acceptance or reject the report and re-order a new report. Ultimately, the Company’s Commercial Real Estate Appraisal Department will confirm the collateral value as part of its review process.

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
	December 31, 2015
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,009	$1,064	$—	$1,064	$—
Agency mortgage-backed securities	167,134	170,375	—	170,375	—
Agency collateralized mortgage obligations	267,348	264,891	—	264,891	—
State, county, and municipal securities	225	227	—	227	—
Single issuer trust preferred securities issued by banks	1,500	1,522	—	1,522	—
Small business administration pooled securities	35,291	35,664	—	35,664	—
Corporate debt securities	5,000	5,006	—	5,006	—
Loans, net of allowance for loan losses(b)	5,491,896	5,422,023	—	—	5,422,023
Financial liabilities
Time certificates of deposits(c)	$684,830	$684,370	$—	$684,370	$—
Federal Home Loan Bank borrowings(c)	102,080	102,396	—	102,396	—
Customer repurchase agreements and other short-term borrowings(c)	133,958	133,958	—	—	133,958
Junior subordinated debentures(d)	73,464	74,029	—	74,029	—
Subordinated debentures(c)	35,000	34,781	—	—	34,781

	December 31, 2014
Financial assets	(Dollars in thousands)
Securities held to maturity(a)
U.S. Treasury securities	$1,010	$1,073	$—	$1,073	$—
Agency mortgage-backed securities	159,522	164,944	—	164,944	—
Agency collateralized mortgage obligations	198,220	196,584	—	196,584	—
State, county, and municipal securities	424	428	—	428	—
Small business administration pooled securities	9,775	10,074	—	10,074	—
Single issuer trust preferred securities issued by banks	1,500	1,477	—	1,477	—
Corporate debt securities	5,002	5,119	—	5,119	—
Loans, net of allowance for loan losses(b)	4,907,437	4,875,283	—	—	4,875,283
Financial liabilities
Time certificates of deposits(c)	$649,620	$651,180	$—	$651,180	$—
Federal Home Loan Bank borrowings(c)	70,080	70,208	—	70,208	—
Customer repurchase agreements and other short-term borrowings(c)	147,890	147,890	—	—	147,890
Wholesale repurchase agreements(c)	50,000	50,510	—	—	50,510
Junior subordinated debentures(d)	73,685	70,045	—	70,045	—
Subordinated debentures(c)	65,000	64,198	—	—	64,198

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 17 OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Year Ended December 31, 2015
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(3,757)	$1,434	$(2,323)
Less: net security losses reclassified into other noninterest income	(405)	165	(240)
Net change in fair value of securities available for sale	(3,352)	1,269	(2,083)

Change in fair value of cash flow hedges	(776)	299	(477)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(2,828)	1,152	(1,676)
Net change in fair value of cash flow hedges	2,052	(853)	1,199

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	438	(193)	245
Less: amortization of net actuarial losses	(243)	99	(144)
Less: amortization of net prior service credits	(294)	119	(175)
Net change in other comprehensive income for defined benefit postretirement plans (2)	975	(411)	564
Total other comprehensive loss	$(325)	$5	$(320)

	Year Ended December 31, 2014
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$9,095	$(3,570)	$5,525
Less: net security gains reclassified into other noninterest income	191	(78)	113
Net change in fair value of securities available for sale	8,904	(3,492)	5,412

Change in fair value of cash flow hedges	(969)	396	(573)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(3,662)	1,496	(2,166)
Less: loss on termination of hedge reclassified into noninterest expense	(1,122)	459	(663)
Net change in fair value of cash flow hedges	3,815	(1,559)	2,256

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(2,699)	1,103	(1,596)
Net prior service costs related to plan amendment arising during the period	1,357	(554)	803
Less: amortization of net actuarial gains	44	(18)	26
Less: amortization of net prior service credits	(102)	42	(60)
Less: amortization of net transition obligation	2	(1)	1
Net change in other comprehensive income for defined benefit postretirement plans (2)	(4,000)	1,634	(2,366)
Total other comprehensive income	$8,719	$(3,417)	$5,302

	Year Ended December 31, 2013
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(11,943)	$4,578	$(7,365)
Less: net security gains reclassified into other noninterest income	230	(94)	136
Net change in fair value of securities available for sale	(12,173)	4,672	(7,501)

Change in fair value of cash flow hedges	592	(242)	350
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(5,723)	2,338	(3,385)
Net change in fair value of cash flow hedges	6,315	(2,580)	3,735

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	1,302	(532)	770
Less: amortization of net actuarial losses	(42)	17	(25)
Less: amortization of net prior service credits	(102)	42	(60)
Less: amortization of net transition asset	(4)	1	(3)
Net change in other comprehensive income for defined benefit postretirement plans (2)	1,450	(592)	858
Total other comprehensive loss	$(4,408)	$1,500	$(2,908)

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.4 million, net of tax, will be recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain had amortized to $427,000, $571,000, and $715,000 at December 31, 2015, 2014, and 2013, respectively.

(2)	The amortization of prior service costs is included in the computation of net periodic pension costs as disclosed in Note 15 - Employee Benefit Plans.
Information on the Company's accumulated other comprehensive loss, net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Loss
	(Dollars in Thousands)
Beginning balance: January 1, 2013	$5,478	$(9,577)	$859	$(1,286)	$(4,526)
Net change in other comprehensive income (loss)	(7,501)	3,879	(144)	858	(2,908)
Ending balance: December 31, 2013	$(2,023)	$(5,698)	$715	$(428)	$(7,434)
Net change in other comprehensive income (loss)	5,412	2,400	(144)	(2,366)	5,302
Ending balance: December 31, 2014	$3,389	$(3,298)	$571	$(2,794)	$(2,132)
Net change in other comprehensive income (loss)	(2,083)	1,343	(144)	564	(320)
Ending balance: December 31, 2015	$1,306	$(1,955)	$427	$(2,230)	$(2,452)

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 COMMITMENTS AND CONTINGENCIES
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
The following table summarizes the above financial instruments at the dated indicated:

	2015	2014
	(Dollars In thousands)
Commitments to extend credit	$2,091,170	$1,822,369
Standby letters of credit	$17,962	$18,516
Deferred standby letter of credit fees	$72	$105
Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases. The following is a schedule of minimum future lease payments under such leases as of December 31, 2015:

(Dollars In thousands)
2016	$8,943
2017	8,681
2018	7,334
2019	6,670
2020	5,695
Thereafter	10,220
Total future minimum lease commitments	$47,543
Rent expense incurred under operating leases was approximately $8.2 million in 2015, $7.9 million in 2014, and $7.6 million in 2013. Renewal options ranging from 1-10 years exist for several of these leases.
Other Contingencies
At December 31, 2015, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $21.7 million and $33.0 million at December 31, 2015 and 2014, respectively.

NOTE 19 REGULATORY MATTERS
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). Management believes, as of December 31, 2015 and 2014 that the Company and the Bank met all capital adequacy requirements to which they are subject.
At December 31, 2015 the most recent notification from the Federal Deposit Insurance Corporation indicated that the Bank's capital levels met or exceeded the minimum levels to be considered "well capitalized" for bank regulatory purposes. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014 are also presented in the table that follows:

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	December 31, 2015
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$747,372	13.36%	$447,664	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$584,378	10.44%	$251,811	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$655,154	11.71%	$335,748	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	$655,154	9.33%	$280,889	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$718,197	12.84%	$447,334	≥	8.0%	$559,167	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$660,979	11.82%	$251,625	≥	4.5%	$363,459	≥	6.5%
Tier 1 capital (to risk weighted assets)	$660,979	11.82%	$335,500	≥	6.0%	$447,334	≥	8.0%
Tier 1 capital (to average assets)	$660,979	9.42%	$280,653	≥	4.0%	$350,816	≥	5.0%
	December 31, 2014
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$666,898	13.15%	$405,650	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$551,836	10.88%	$202,825	≥	4.0%	N/A		N/A
Tier 1 capital (to average assets)	$551,836	8.84%	$249,825	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$607,100	11.98%	$405,465	≥	8.0%	$506,831	≥	10.0%
Tier 1 capital (to risk weighted assets)	$527,038	10.40%	$202,732	≥	4.0%	$304,099	≥	6.0%
Tier 1 capital (to average assets)	$527,038	8.44%	$249,788	≥	4.0%	$312,235	≥	5.0%
Dividend Restrictions
In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company for the year ended December 31, 2015 and 2014 totaled $38.1 million and $40.1 million, respectively.
Trust Preferred Securities
In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements. At December 31, 2015 and 2014, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.

NOTE 20 PARENT COMPANY FINANCIAL STATEMENTS
Condensed financial information relative to the Parent Company’s balance sheets at December 31, 2015 and 2014 and the related statements of income and cash flows for the years ended December 31, 2015, 2014, and 2013 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BALANCE SHEETS

	December 31
	2015	2014
	(Dollars in thousands)
Assets
Cash (1)	$35,428	$64,791
Investments in subsidiaries(2)	851,743	691,406
Prepaid income taxes	530	285
Deferred tax asset	2,229	2,620
Deferred stock issuance costs	569	467
Total assets	$890,499	$759,569
Liabilities and stockholders’ equity
Dividends payable	$6,824	$5,761
Junior subordinated debentures	73,464	73,685
Subordinated debentures	35,000	35,000
Derivative instruments(1)	2,109	4,187
Other liabilities	1,639	409
Total liabilities	119,036	119,042
Stockholders’ equity	771,463	640,527
Total liabilities and stockholders’ equity	$890,499	$759,569

(1)	Entire balance eliminates in consolidation.

(2)	$849.5 million and $689.2 million eliminate in consolidation at December 31, 2015 and 2014, respectively.
STATEMENTS OF INCOME

	Years Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Income
Dividends received from subsidiaries(1)	$38,153	$40,170	$30,694
Interest income(2)	78	57	50
Total income	38,231	40,227	30,744
Expenses
Interest expense	5,769	4,225	4,122
Other expenses	29	—	15
Total expenses	5,798	4,225	4,137
Income before income taxes and equity in undistributed income of subsidiaries	32,433	36,002	26,607
Income tax benefit	(2,301)	(1,298)	(1,342)
Income of parent company	34,734	37,300	27,949
Equity in undistributed income of subsidiaries	30,226	22,545	22,305
Net income	$64,960	$59,845	$50,254

(1)	Income of $55,000, $53,000 and $54,000 was not eliminated in consolidation for the years ended December 31, 2015, 2014, and 2013, respectively.

(2)	Entire balance eliminated in consolidation.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities
Net income	$64,960	$59,845	$50,254
Adjustments to reconcile net income to cash provided by operating activities
Accretion	(150)	(486)	(155)
Deferred income tax expense	3,266	293	203
Change in other assets	7,314	—	(373)
Change in other liabilities	(80)	25	206
Equity in undistributed income of subsidiaries	(30,226)	(22,545)	(22,305)
Net cash provided by operating activities	45,084	37,132	27,830
Cash flows used in investing activities
Cash paid for acquisitions, net of cash acquired	(51,680)	—	(10,832)
Net cash used in investing activities	(51,680)	—	(10,832)
Cash flows used in financing activities
Proceeds from short-term borrowings	—	—	10,000
Repayment of short-term borrowings	—	(5,000)	(17,000)
Proceeds from issuance of subordinated debentures	—	35,000	—
Restricted stock awards issued, net of awards surrendered	(657)	(641)	—
Net proceeds from exercise of stock options	1,367	2,333	2,475
Proceeds from shares issued under the direct stock purchase plan	2,695	1,555	969
Common dividends paid	(26,172)	(22,443)	(15,122)
Net cash provided by (used in) financing activities	(22,767)	10,804	(18,678)
Net increase (decrease) in cash and cash equivalents	(29,363)	47,936	(1,680)
Cash and cash equivalents at the beginning of the year	64,791	16,855	18,535
Cash and cash equivalents at the end of the year	$35,428	$64,791	$16,855

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21 SELECTED QUARTELY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
			(Dollars in thousands, except per share data)
Interest income	$56,429	$52,980	$59,016	$54,285	$60,228	$54,368	$59,870	$54,827
Interest expense	5,180	5,374	5,269	5,232	5,183	4,805	4,985	5,007
Net interest income	51,249	47,606	53,747	49,053	55,045	49,563	54,885	49,820
Provision (benefit) for loan losses	(500)	4,502	700	2,250	800	1,901	500	1,750
Total noninterest income	16,557	17,516	20,261	16,857	19,247	17,098	19,824	18,473
Total noninterest expenses	54,977	41,887	48,644	42,980	47,031	42,607	46,486	44,364
Provision for income taxes	3,869	5,350	7,213	5,934	7,867	6,415	8,268	6,201
Net income	$9,460	$13,383	$17,451	$14,746	$18,594	$15,738	$19,455	$15,978
Basic earnings per share	$0.38	$0.56	$0.67	$0.62	$0.71	$0.66	$0.74	$0.67
Diluted earnings per share	$0.38	$0.56	$0.67	$0.61	$0.71	$0.66	$0.74	$0.66

Weighted average common shares (basic)	24,959,865	23,819,065	26,149,593	23,897,413	26,200,621	23,911,678	26,238,004	23,968,320
Common stock equivalents	80,215	100,173	71,819	94,560	63,493	90,685	52,772	86,812
Weighted average common shares (diluted)	25,040,080	23,919,238	26,221,412	23,991,973	26,264,114	24,002,363	26,290,776	24,055,132

Unusual or infrequently occurring items
Items within noninterest income
Gain on life insurance benefits	$—	$1,627	$—	$337	$—	$—	$—	$—
Gain on sale of fixed income securities	—	—	798	—	—	—	—	121
Total	$—	$1,627	$798	$337	$—	$—	$—	$121
Items within noninterest expense
Impairment on acquired facilities	$—	$503	$109	$—	$—	$21	$—	$—
Loss on extinguishment of debt	122	—	—	—	—	—	—	—
Loss on sale of fixed income securities	—	—	1,124	—	—	—	—	21
Loss on termination of derivatives	—	—	—	1,122	—	—	—	—
Merger and acquisition expense	10,230	77	271	—	—	677	—	586
Total	$10,352	$580	$1,504	$1,122	$—	$698	$—	$607

NOTE 22 TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, certain family members and entities in which they are principal owners) of the Company are customers of and have had, and are expected to have, transactions with the Company, within the ordinary course of business.  These transactions include, but are not limited to, lending activities, deposit services, investment management, and property lease commitments.  In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations.  Further details relating to certain related party transactions are outlined below:

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lending Activities

The following information represents annual activity of loans to related parties for the periods indicated:

	2015	2014
	(Dollars in thousands)
Principal balance of loans outstanding at beginning of year	$25,994	$52,510
Loan advances	9,268	21,310
Loan payments/payoffs	(10,609)	(21,913)
Reduction for former directors (1)	—	(25,913)
Principal balance of loans outstanding at end of year	$24,653	$25,994

(1) Amounts relate to loans to individuals who are no longer current directors of the Company and therefore are not deemed to be an insider.

At December 31, 2015 and 2014 there were no loans to related parties which were past due, on nonaccrual status or that had been restructured as part of a troubled debt restructuring.

Deposits
At December 31, 2015 and 2014 the amount of deposit balances to related parties totaled $13.9 million and $8.7 million, respectively.

Lease Commitments
Leases with related parties required rental payments of approximately $278,000 and $268,000 during the years ended December 31, 2014 and 2013, respectively.  There were no such leases during the year ended December 31, 2015.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.
Independent Bank Corp.’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting, which appears below:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Independent Bank Corp.:
We have audited Independent Bank Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Independent Bank Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Independent Bank Corp. and subsidiaries and our report dated February 25, 2016 expressed an unqualified opinion thereon.
Boston, Massachusetts
February 25, 2016

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required herein is incorporated by reference from the Company’s proxy statement relating to its May 19, 2016 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) that will be filed with the Commission within 120 days following the fiscal year end December 31, 2015 under the headings of "Board of Director Information," "Executive Officer Information," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION
The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading "Executive Officer Information" and "Board of Directors Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2015 about the securities authorized for issuance under the Company’s equity compensation plans, consisting of the 2005 Employee Stock Plan and the 2010 Nonemployee Director Stock Plan. The Company’s shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.
Equity Compensation Plans

Equity Compensation Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plans approved by security holders	121,900	$28.76	729,542	(1)
Plans not approved by security holders	—	—	—
TOTAL	121,900	$28.76	729,542

(1)
There are 518,762 shares available for future issuance under the 2005 Employee Stock Plan. There are 210,780 shares available for future issuance under the 2010 Non-Employee Director Stock Plan. Shares under the 2005 and 2010 Plans may be issued as stock options or restricted stock awards.

The information required herein by Item 403 of Regulation S-K regarding the security ownership of management and certain beneficial owners is incorporated by reference from the Definitive Proxy Statement under the heading "Stock Ownership and Other Matters."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading "Board of Director Information - Related Party Transactions" and "Board of Director Information - Director Independence."
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading "Proposals to be Voted upon at the Annual Meeting - Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 2)."

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed as Part of this Report
(1) The following financial statements are incorporated herein by reference from Item 8 hereto:
Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm.
Consolidated balance sheets as of December 31, 2015 and 2014.
Consolidated statements of income and comprehensive income for each of the years in the three-year period ended December 31, 2015.
Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2015.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2015.
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

3.1	Restated Articles of Organization, as adopted July 16, 2015, incorporated by reference to Exhibit 3.2 to Form 8-K filed on July 20, 2015.
3.2	Amended and Restated Bylaws of the Company, as adopted July 16, 2015, incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 20, 2015.
4.1	Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992 filed on March 29, 1993 (SEC File No. 001-09047).
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

4.5	Issuing and Paying Agency Agreement is incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 17, 2014 (SEC File No. 001-09047).
4.6	Form of Fixed to Floating Rate Subordinate Notes Due 2024 is incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 17, 2014 (SEC File No. 001-09047).
4.7	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).
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

4.11	Rockland Trust Company Employee Savings, Profit Sharing and Stock Ownership Plan, incorporated by reference to Exhibit 4.2 to Form S-8 filed on April 16, 2010 (SEC File No. 333-166124).#
4.12	Independent Bank Corp. 2014 Dividend Reinvestment and Stock Purchase Plan incorporated by reference to Form S-3 filed on October 31, 2014 (SEC File No. 333-169024).#
10.1	Independent Bank Corp. Amended and Restated 2005 Employee Stock Plan, incorporated by reference to Exhibit 99.1 to Form S-8 filed on June 17, 2011. #
10.2
Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000), is incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2000 filed on March 29, 2001 (SEC File No. 001-09047). #

10.3
Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Jane L. Lundquist, Gerard F. Nadeau, and Edward H. Seksay and the Company and/or Rockland Trust incorporated by reference to Exhibit 99.1, 99.2, 99.4, 99.5, and 99.6 to Form 8-K filed on November 21, 2008 (SEC File No. 001-09047). #

10.4	Rockland Trust Company Amended and Restated Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 99.8 to Form 8-K filed on November 21, 2008 (SEC File No. 001-09047).#
10.5
New employment agreements between Barry H. Jensen and Robert D. Cozzone and the Company and/or Rockland Trust dated September 5, 2013, are incorporated by reference to Exhibit10.8 to Form 10-Q filed on November 6, 2013. #

10.6
Specimen forms of stock option agreements for the Company's Chief Executive and other executive officers are incorporated by reference to Exhibits 99.1 and 99.2 to Form 8-K filed on December 20, 2005 (SEC File No. 001-09047).#

10.7
Information Technology service Agreement by and between Fidelity Information Services, LLC and Independent Bank Corp., effective as of January 1, 2015, is incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2015 filed on May 6, 2015 (SEC File No. 001-09047).

10.08
New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of June 18, 2009 is incorporated by reference to Exhibit 99.1 to Form 10-Q for the three and nine months ended September 30, 2009.

10.09
New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of April 17, 2012 is incorporated by reference to Exhibit 99.1 to form 8-K filed on April 26, 2012.

10.10
Core System Processing Services Agreement dated and effective as of May 11, 2012 by and between Fidelity Information Services, Inc. and Independent Bank Corp. is incorporated by reference to Exhibit 99.1 to Form 8-K/A filed on July 24, 2012.

10.11	Independent Bank Corp. 2010 Nonemployee Director Stock Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed May 24, 2010. #
10.12	Independent Bank Corp. 2010 Stock Option Agreement for Nonemployee Director, incorporated by reference to Exhibit 99.2 to Form 8-K filed May 24, 2010. #
10.13	Independent Bank Corp. 2010 Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Exhibit 99.3 to Form 8-K filed May 24, 2010. #
10.14
Master Data Processing Services Agreement dated and effective as of May 15, 2012 between Rockland Trust Company and Q2 Software, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K/A filed July 18, 2012.

10.15
Independent Bank Corp. Forms of Performance Based Restricted Stock Award Agreement for Chief Executive Officer and Executive Officers and related performance goals, incorporated by reference to Exhibits 99.1, 99.2 and 99.3 to Form 8-K filed on March 26, 2014.#

10.16	Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 25, 2014.#
10.17
Form of Independent Bank Corp. Chief Executive Officer Time Vesting Restricted Stock Agreement incorporated by reference to Exhibit 10.26 to Form 10-K for the year ended December 31, 2014 filed on February 27, 2015. #

10.18
Form of Independent Bank Corp. Executive Officer Time Vesting Restricted Stock Agreement, incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended December 31, 2014 filed on February 27, 2015. #

10.19
Form of Independent Bank Corp. Time-Vesting Restricted Stock Agreement for Rockland Trust Company Officers, incorporated by reference to exhibit 10.28 to Form 10-K for the year ended December 31, 2014 filed on February 27, 2015. #

10.20
Peoples Federal Savings Bank Director Retirement Agreement between Peoples Federal Savings Bank and Maurice H. Sullivan, Jr. dated November 29, 2004, incorporated by reference to exhibit 10.29 to Form 10-K for the year ended December 31, 2014 filed on February 27, 2015. #

10.21
Information Technology Service Agreement by and between Fidelity Information Services, LLC and Independent Bank Corp., effective as of January 1, 2015, incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on March 6, 2015. ++

10.22	Independent Bank Corp. and Rockland Trust Company Executive Officer Performance Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on March 25, 2015. #
10.23	Rockland Trust Company Amended and Restated 401(k) Restoration Plan, incorporated by reference to Exhibit 4.1 to Form S-8 filed on April 20, 2015. #

23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101	Interactive Data File +

*	Filed herewith

+	Furnished herewith

#	Management contract or compensatory plan or arrangement.

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
Date: February 25, 2016
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

/s/ CHRISTOPHER ODDLEIFSON	Director CEO/President	Date: February 25, 2016
Christopher Oddleifson	(Principal Executive Officer)

/s/ DONNA L. ABELLI	Director and Chairman of the Board	Date: February 25, 2016
Donna L. Abelli

/s/ ROBERT COZZONE	CFO (Principal Financial Officer)	Date: February 25, 2016
Robert Cozzone

/s/ MARK RUGGIERO	Controller	Date: February 25, 2016
Mark Ruggiero	(Principal Accounting Officer)

/s/ WILLIAM P. BISSONNETTE	Director	Date: February 25, 2016
William P. Bissonnette

/s/ KEVIN J. JONES	Director	Date: February 25, 2016
Kevin J. Jones

/s/ EILEEN C. MISKELL	Director	Date: February 25, 2016
Eileen C. Miskell

/s/ JOHN J. MORRISSEY	Director	Date: February 25, 2016
John J. Morrissey

/s/ DANIEL F. O’BRIEN	Director	Date: February 25, 2016
Daniel F. O’ Brien

/s/ CARL RIBEIRO	Director	Date: February 25, 2016
Carl Ribeiro

/s/ JOHN H. SPURR, JR.	Director	Date: February 25, 2016
John H. Spurr, Jr.

/s/ MAURICE H. SULLIVAN, JR.	Director	Date: February 25, 2016
Maurice H. Sullivan, Jr.

/s/ FREDERICK TAW	Director	Date: February 25, 2016
Frederick Taw

/s/ BRIAN S. TEDESCHI	Director	Date: February 25, 2016
Brian S. Tedeschi

/s/ THOMAS R. VENABLES	Director	Date: February 25, 2016
Thomas R. Venables