Form 10-Q
period 2016-03-31
INDEPENDENT BANK CORP
filed 2016-05-05
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
Commission File Number: 1-9047
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2016, there were 26,302,440 shares of the issuer’s common stock outstanding, par value $0.01 per share.

Table 18 - Tax Provision and Applicable Tax Rates	77
Table 19 - New Markets Tax Credit Recognition Schedule	77
Table 20 - Interest Rate Sensitivity	79
Table 21 - Sources of Liquidity	81

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands, except share data)

	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$83,345	$84,813
Interest-earning deposits with banks	113,387	190,952
Securities
Securities - trading	763	356
Securities - available for sale	378,227	367,249
Securities - held to maturity (fair value $467,764 and $478,749)	457,641	477,507
Total securities	836,631	845,112
Loans held for sale (at fair value)	7,588	5,990
Loans
Commercial and industrial	835,336	843,276
Commercial real estate	2,711,857	2,653,434
Commercial construction	357,867	373,368
Small business	103,323	96,246
Residential real estate	631,888	638,606
Home equity - first position	547,056	543,092
Home equity - subordinate positions	388,255	384,711
Other consumer	13,649	14,988
Total loans	5,589,231	5,547,721
Less: allowance for loan losses	(56,432)	(55,825)
Net loans	5,532,799	5,491,896
Federal Home Loan Bank stock	11,807	14,431
Bank premises and equipment, net	76,692	75,663
Goodwill	201,083	201,083
Other intangible assets	11,135	11,826
Cash surrender value of life insurance policies	135,734	134,627
Other real estate owned and other foreclosed assets	1,720	2,159
Other assets	177,347	150,917
Total assets	$7,189,268	$7,209,469
Liabilities and Stockholders' Equity
Deposits
Demand deposits	1,840,186	1,846,593
Savings and interest checking accounts	2,374,264	2,370,141
Money market	1,123,600	1,089,139
Time certificates of deposit of $100,000 and over	267,936	274,701
Other time certificates of deposits	389,261	410,129
Total deposits	5,995,247	5,990,703
Borrowings
Federal Home Loan Bank borrowings	50,840	102,080
Customer repurchase agreements and other short-term borrowings	134,568	133,958

Junior subordinated debentures (less unamortized debt issuance costs of $152 and $158)	73,257	73,306
Subordinated debentures (less unamortized debt issuance costs of $400 and $411)	34,600	34,589
Total borrowings	293,265	343,933
Other liabilities	112,609	103,370
Total liabilities	6,401,121	6,438,006
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value. authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value. authorized: 75,000,000 shares, issued and outstanding: 26,293,565 shares at March 31, 2016 and 26,236,352 shares at December 31, 2015 (includes 223,753 and 230,900 shares of unvested participating restricted stock awards, respectively)	261	260
Shares held in rabbi trust at cost: 164,571 shares at March 31, 2016 and 173,378 shares at December 31, 2015	(4,031)	(3,958)
Deferred compensation and other retirement benefit obligations	4,031	3,958
Additional paid in capital	406,921	405,486
Retained earnings	379,153	368,169
Accumulated other comprehensive income (loss), net of tax	1,812	(2,452)
Total stockholders’ equity	788,147	771,463
Total liabilities and stockholders' equity	$7,189,268	$7,209,469
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31
	2016	2015
Interest income
Interest and fees on loans	$54,269	$51,687
Taxable interest and dividends on securities	5,197	4,627
Nontaxable interest and dividends on securities	32	34
Interest on loans held for sale	32	51
Interest on federal funds sold and short-term investments	211	30
Total interest and dividend income	59,741	56,429
Interest expense
Interest on deposits	2,868	2,763
Interest on borrowings	1,982	2,417
Total interest expense	4,850	5,180
Net interest income	54,891	51,249
Provision (benefit) for loan losses	525	(500)
Net interest income after provision (benefit) for loan losses	54,366	51,749
Noninterest income
Deposit account fees	4,470	4,166
Interchange and ATM fees	3,724	3,100
Investment management	5,003	5,107
Mortgage banking income	1,132	1,126
Increase in cash surrender value of life insurance policies	1,014	778
Loan level derivative income	1,722	418
Other noninterest income	2,090	1,862
Total noninterest income	19,155	16,557
Noninterest expenses
Salaries and employee benefits	27,189	25,288
Occupancy and equipment expenses	5,827	6,394
Data processing and facilities management	1,206	1,122
FDIC assessment	1,010	956
Advertising expense	1,257	834
Consulting expense	601	755
Loss on extinguishment of debt	437	122
Loss on sale of equity securities	29	—
Merger and acquisition expense	334	10,230
Software maintenance	754	625
Other noninterest expenses	7,838	8,651
Total noninterest expenses	46,482	54,977
Income before income taxes	27,039	13,329
Provision for income taxes	8,428	3,869
Net income	$18,611	$9,460
Basic earnings per share	$0.71	$0.38
Diluted earnings per share	$0.71	$0.38
Weighted average common shares (basic)	26,275,323	24,959,865
Common shares equivalents	43,409	80,215
Weighted average common shares (diluted)	26,318,732	25,040,080
Cash dividends declared per common share	$0.29	$0.26
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2016	2015
Net income	$18,611	$9,460
Other comprehensive income, net of tax
Net change in fair value of securities available for sale	4,081	1,561
Net change in fair value of cash flow hedges	123	82
Net change in other comprehensive income for defined benefit postretirement plans	60	76
Total other comprehensive income	4,264	1,719
Total comprehensive income	$22,875	$11,179
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation and Other Retirement Benefit Obligations	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2015	26,236,352	$260	$(3,958)	$3,958	$405,486	$368,169	$(2,452)	$771,463
Net income	—	—	—	—	—	18,611	—	18,611
Other comprehensive income	—	—	—	—	—	—	4,264	4,264
Common dividend declared ($0.29 per share)	—	—	—	—	—	(7,627)	—	(7,627)
Proceeds from exercise of stock options	5,000	—	—	—	149	—	—	149
Tax benefit related to equity award activity	—	—	—	—	235	—	—	235
Stock based compensation	—	—	—	—	865	—	—	865
Restricted stock awards issued, net of awards surrendered	36,887	1	—	—	(672)	—	—	(671)
Shares issued under direct stock purchase plan	15,326	—	—	—	679	—	—	679
Deferred compensation and other retirement benefit obligations	—	—	(73)	73		—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	179	—	—	179
Balance March 31, 2016	26,293,565	$261	$(4,031)	$4,031	$406,921	$379,153	$1,812	$788,147

Balance December 31, 2014	23,998,738	$237	$(3,666)	$3,666	$311,978	$330,444	$(2,132)	$640,527
Net income	—	—	—	—	—	9,460	—	9,460
Other comprehensive income	—	—	—	—	—	—	1,719	1,719
Common dividend declared ($0.26 per share)	—	—	—	—	—	(6,800)	—	(6,800)
Common stock issued for acquisition	2,052,137	21	—	—	86,394	—	—	86,415
Proceeds from exercise of stock options	23,436	—	—	—	321	—	—	321
Tax benefit related to equity award activity	—	—	—	—	337	—	—	337
Stock based compensation	—	—	—	—	739	—	—	739
Restricted stock awards issued, net of awards surrendered	33,491	1	—	—	(636)	—	—	(635)
Shares issued under direct stock purchase plan	15,774	—	—	—	638	—	—	638
Deferred compensation and other retirement benefit obligations	—	—	(34)	34	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	165	—	—	165
Balance March 31, 2015	26,123,576	$259	$(3,700)	$3,700	$399,936	$333,104	$(413)	$732,886
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2016	2015
Cash flow from operating activities
Net income	$18,611	$9,460
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,905	3,145
Provision (benefit) for loan losses	525	(500)
Deferred income tax expense	462	639
Net loss on sale of securities	29	—
Net gain on fixed assets	—	(2)
Loss on extinguishment of debt	437	122
Net (gain) loss on other real estate owned and foreclosed assets	(86)	666
Realized gain on sale leaseback transaction	(258)	(258)
Stock based compensation	865	739
Excess tax benefit related to equity award activity	(235)	(337)
Increase in cash surrender value of life insurance policies	(1,014)	(778)
Change in fair value on loans held for sale	(54)	(27)
Net change in:
Trading assets	(407)	(494)
Loans held for sale	(1,544)	(2,592)
Other assets	(30,455)	2,934
Other liabilities	11,762	(5,292)
Total adjustments	(17,068)	(2,035)
Net cash provided by operating activities	1,543	7,425
Cash flows provided by (used in) investing activities
Proceeds from sales of securities available for sale	266	—
Proceeds from maturities and principal repayments of securities available for sale	11,575	13,108
Purchases of securities available for sale	(16,469)	(5,846)
Proceeds from maturities and principal repayments of securities held to maturity	19,942	12,616
Purchases of securities held to maturity	—	(31,890)
Redemption of Federal Home Loan Bank stock	2,624	—
Investments in low income housing projects	(2,648)	(5,002)
Purchases of life insurance policies	(93)	(92)
Net (increase) decrease in loans	(40,895)	41,330
Cash used in business combinations, net of cash acquired	—	(13,448)
Purchases of bank premises and equipment	(2,750)	(1,481)
Proceeds from the sale of bank premises and equipment	—	14
Proceeds from the sale of other real estate owned and foreclosed assets	724	1,641
Net capital improvements to other real estate owned	(113)	(665)
Net cash provided by (used in) investing activities	(27,837)	10,285
Cash flows used in financing activities
Net decrease in time deposits	(27,633)	(19,023)

Net increase in other deposits	32,177	47,019
Net repayments of short-term Federal Home Loan Bank borrowings	—	(10,000)
Repayments of long-term Federal Home Loan Bank borrowings	(51,641)	(3,000)
Net increase (decrease) in customer repurchase agreements	610	(29,752)
Net increase in other short term borrowings	—	10,000
Repayments of subordinated debentures	—	(30,000)
Net proceeds from exercise of stock options	149	321
Restricted stock awards issued, net of awards surrendered	(671)	(635)
Excess tax benefit from stock based compensation	235	337
Tax benefit from deferred compensation distribution	179	165
Proceeds from shares issued under direct stock purchase plan	679	638
Common dividends paid	(6,823)	(5,760)
Net cash used in financing activities	(52,739)	(39,690)
Net decrease in cash and cash equivalents	(79,033)	(21,980)
Cash and cash equivalents at beginning of year	275,765	178,254
Cash and cash equivalents at end of period	196,732	156,274
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$86	$354
Net increase in capital commitments relating to low income housing project investments	$37	$—
In conjunction with the purchase acquisition detailed in note 2 to the consolidated financial statements, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$—	$86,415
Fair value of assets acquired, net of cash acquired	$—	$598,376
Fair value of liabilities assumed	$—	$498,513
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 835-30 "Interest - Imputation of Interest" Update No. 2015-03. Update No. 2015-03 was issued in April 2015 to simplify presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuances costs are not affected by the amendments in this update. The amendments in this update were adopted by the Company effective January 1, 2016, with applicable prior period presentation updated as well. The adoption of this standard did not have a material impact on the Company's consolidated financial position.

FASB ASC Topic 810 "Consolidation" Update No. 2015-02. Update No. 2015-02 was issued in February 2015 to respond to stakeholders' concerns about the current accounting for consolidation of certain legal entities. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update were adopted by the Company effective January 1, 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position.

FASB ASC Topic 718 "Compensation - Stock Compensation" Update No. 2016-09. Update No. 2016-09 was issued in March 2016 and affects all entities that issue share-based awards to their employees. This update was issued as part of the FASB’s simplification initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on the Company's consolidated financial position.

FASB ASC Topic 606 "Revenue from Contracts with Customers" Update No. 2016-08. Update No. 2016-08 was issued in March 2016 and affects entities that enter into contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this update do not change the core principle of the guidance. The effective date and transition requirements for the amendments are the same as the effective date and transitions requirements of Update No. 2014-09, which were originally finalized for public companies effective for fiscal years beginning after December 15, 2016. However, this effective date was subsequently deferred for another year. The    Company is currently assessing the impact of the adoption of this standard on the Company's consolidated financial position.
FASB ASC Topic 323 "Investments -Equity Method and Joint Ventures" Update No. 2016-07. Update No. 2016-07 was issued in March 2016 and eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.
FASB ASC Topic 815 "Derivative and Hedging - Contingent Put and Call Options in Debt Instruments" Updated No. 2016-6. Update No. 2016-6 was issued in March 2016 to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. An entity has an option to apply the amendments in this update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.
FASB ASC Topic 815 "Derivative and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships" Update No. 2016-05. Update No. 2016-05 was issued in March 2016 and applies to all reporting entities for which there is a change in the counterpart to a derivative instrument that has been designated as a hedging instrument under Topic 815. The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. An entity has an option to apply the amendments in this update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.
FASB ASC Topic 842 "Leases" Update No. 2016-02. Update No. 2016-02 was issued in February 2016 and affects any entity that enters into a lease (as that term is defined in this update), with some specified scope exemptions. The core principle of this update is that a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from previous GAAP. In addition, the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on the Company's consolidated financial position.
FASB ASC Topic 825-10 "Financial Instruments - Overall Recognition and Measurement of Financial Assets and Financial Liabilities" Update No. 2016-01. Update No. 2016-01 was issued in January 2016 to amend the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments and various other aspects of recognition, measurement, presentation and disclosure of financial instruments. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for only certain guidance. The Company is currently assessing the impact of the adoption of this standard on the Company's consolidated financial position.

NOTE 3 - SECURITIES
Trading Securities

The Company had trading securities of $763,000 and $356,000 as of March 31, 2016 and December 31, 2015, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-Qualified Deferred Compensation Plan.
Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods below:

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$29,466	$856	$—	$30,322	$29,958	$261	$(4)	$30,215
Agency mortgage-backed securities	200,081	6,950	(20)	207,011	207,693	4,227	(983)	210,937
Agency collateralized mortgage obligations	76,481	1,001	(325)	77,157	64,157	179	(752)	63,584
State, county, and municipal securities	4,529	127	—	4,656	4,543	116	—	4,659
Single issuer trust preferred securities issued by banks	2,350	8	(125)	2,233	2,865	8	(81)	2,792
Pooled trust preferred securities issued by banks and insurers	2,216	—	(716)	1,500	2,217	—	(645)	1,572
Small business administration pooled securities	39,942	849	—	40,791	40,472	87	(110)	40,449
Equity securities	14,373	423	(239)	14,557	13,235	374	(568)	13,041
Total available for sale securities	$369,438	$10,214	$(1,425)	$378,227	$365,140	$5,252	$(3,143)	$367,249
Held to maturity securities
U.S. Treasury securities	$1,008	$84	$—	$1,092	$1,009	$55	$—	$1,064
Agency mortgage-backed securities	161,452	6,123	—	167,575	167,134	3,460	(219)	170,375
Agency collateralized mortgage obligations	258,620	3,866	(1,007)	261,479	267,348	1,195	(3,652)	264,891
State, county, and municipal securities	225	—	—	225	225	2	—	227
Single issuer trust preferred securities issued by banks	1,500	17	—	1,517	1,500	22	—	1,522
Small business administration pooled securities	34,836	1,040	—	35,876	35,291	437	(64)	35,664
Corporate debt securities	—	—	—	—	5,000	6	—	5,006
Total held to maturity securities	$457,641	$11,130	$(1,007)	$467,764	$477,507	$5,177	$(3,935)	$478,749
Total	$827,079	$21,344	$(2,432)	$845,991	$842,647	$10,429	$(7,078)	$845,998
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had a $29,000 realized loss during the three months ended March 31, 2016 and no realized gains or losses during the three months ended March 31, 2015 on equity securities available for sale. There were no gains or losses on the Company's fixed income securities during the periods ending March 31, 2016 and 2015.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of March 31, 2016 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$500	$500	$276	$277
Due after one year to five years	33,068	33,743	15,263	15,875
Due after five to ten years	96,153	98,802	29,468	30,705
Due after ten years	225,344	230,625	412,634	420,907
Total debt securities	$355,065	$363,670	$457,641	$467,764
Equity securities	$14,373	$14,557	$—	$—
Total	$369,438	$378,227	$457,641	$467,764
Inclusive in the table above is $17.1 million of callable securities in the Company’s investment portfolio at March 31, 2016.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $292.7 million and $314.1 million at March 31, 2016 and December 31, 2015, respectively.
At March 31, 2016 and December 31, 2015, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.
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
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2016
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	3	$694	$(2)	$3,501	$(18)	$4,195	$(20)
Agency collateralized mortgage obligations	9	—	—	72,566	(1,332)	72,566	(1,332)
Single issuer trust preferred securities issued by banks and insurers	2	979	(66)	1,000	(59)	1,979	(125)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,500	(716)	1,500	(716)
Equity securities	29	2,545	(118)	2,249	(121)	4,794	(239)
Total temporarily impaired securities	44	$4,218	$(186)	$80,816	$(2,246)	$85,034	$(2,432)

	December 31, 2015
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S.government agency securities	3	$1,990	$(4)	$—	$—	$1,990	$(4)
Agency mortgage-backed securities	57	112,648	(1,062)	4,297	(140)	116,945	(1,202)
Agency collateralized mortgage obligations	23	147,707	(1,420)	80,927	(2,984)	228,634	(4,404)
Single issuer trust preferred securities issued by banks and insurers	2	1,018	(33)	1,018	(48)	2,036	(81)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,572	(645)	1,572	(645)
Small business administration pooled securities	3	37,986	(174)	—	—	37,986	(174)
Equity securities	34	3,481	(189)	4,971	(379)	8,452	(568)
Total temporarily impaired securities	123	$304,830	$(2,882)	$92,785	$(4,196)	$397,615	$(7,078)
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at March 31, 2016:

•
U.S. Government Agency Securities, Agency Mortgage-Backed Securities, Agency Collateralized Mortgage Obligations and Small Business Administration Pooled Securities: These portfolios have contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are either implicitly or explicitly guaranteed by the U.S. Government or one of its agencies.

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

The following table shows the total OTTI that the Company recorded for the periods indicated:

	Three Months Ended
	March 31
	2016	2015
	(Dollars in thousands)
Gross change in OTTI recorded on certain investments	$—	$84
Portion of OTTI recognized in OCI	—	(84)
Total credit related OTTI recognized in earnings	$—	$—
The following table shows the cumulative credit related component of OTTI for the periods indicated:

	Three Months Ended
	March 31
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$—	$(9,997)
Add
Incurred on securities not previously impaired	—	—
Incurred on securities previously impaired	—	—
Less
Securities sold during the period	—	—
Reclassification due to changes in Company's intent	—	—
Increases in cash flow expected to be collected	—	—
Balance at end of period	$—	$(9,997)

NOTE 4 - LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY
The following tables bifurcate the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	March 31, 2016
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$830,477	$2,678,161	$357,867	$102,384	$609,153	$929,050	$13,113	$5,520,205
Individually evaluated for impairment	$4,859	$22,808	$—	$939	$13,673	$6,006	$534	$48,819
Purchased credit impaired loans	$—	$10,888	$—	$—	$9,062	$255	$2	$20,207
Total loans by group	$835,336	$2,711,857	$357,867	$103,323	$631,888	$935,311	$13,649	$5,589,231	(1)

	December 31, 2015
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$838,129	$2,619,294	$373,064	$95,225	$614,014	$921,563	$14,427	$5,475,716
Individually evaluated for impairment	$5,147	$22,986	$304	$1,021	$15,405	$5,989	$558	$51,410
Purchased credit impaired loans	$—	$11,154	$—	$—	$9,187	$251	$3	$20,595
Total loans by group	$843,276	$2,653,434	$373,368	$96,246	$638,606	$927,803	$14,988	$5,547,721	(1)

(1)
The amount of net deferred fees on loans and net unamortized discounts on acquired loans not deemed to be PCI included in the ending balance was $11.0 million and $10.9 million at March 31, 2016 and December 31, 2015, respectively.

The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended March 31, 2016
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,802	$27,327	$5,366	$1,264	$2,590	$4,889	$587	$55,825
Charge-offs	(2)	—	—	(63)	(19)	(147)	(306)	(537)
Recoveries	138	189	—	21	—	27	244	619
Provision (benefit)	(453)	1,079	(266)	119	(4)	146	(96)	525
Ending balance	$13,485	$28,595	$5,100	$1,341	$2,567	$4,915	$429	$56,432
Ending balance: individually evaluated for impairment	$222	$802	$—	$3	$1,223	$231	$26	$2,507
Ending balance: collectively evaluated for impairment	$13,263	$27,793	$5,100	$1,338	$1,344	$4,684	$403	$53,925
	Three Months Ended March 31, 2015
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,573	$25,873	$3,945	$1,171	$2,834	$4,956	$748	$55,100
Charge-offs	(561)	(141)	—	(150)	(185)	(161)	(327)	(1,525)
Recoveries	379	685	—	67	45	72	192	1,440
Provision (benefit)	(834)	(132)	197	134	32	39	64	(500)
Ending balance	$14,557	$26,285	$4,142	$1,222	$2,726	$4,906	$677	$54,515
Ending balance: individually evaluated for impairment	$308	$265	$—	$5	$1,453	$253	$34	$2,318
Ending balance: collectively evaluated for impairment	$14,249	$26,020	$4,142	$1,217	$1,273	$4,653	$643	$52,197
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

•
Small Business: Loans in this category consist of revolving, term loan and mortgage obligations extended to sole proprietors and small businesses for purposes of financing working capital and/or capital investment.  Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, or real estate if applicable.  Repayment sources consist primarily of operating cash flows, and secondarily, liquidation of assets.

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

The credit quality of the commercial loan portfolio is actively monitored and any changes in credit quality are reflected in risk-rating changes. Risk-ratings are assigned or reviewed for all new loans, when advancing significant additions to existing relationships (over $50,000 ), at least quarterly for all actively managed loans, and any time a significant event occurs, including at renewal of the loan.
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
The following table details the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		March 31, 2016
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$768,317	$2,558,324	$351,483	$100,090	$3,778,214
Potential weakness	7	44,762	95,580	5,000	2,392	147,734
Definite weakness-loss unlikely	8	22,183	56,894	1,384	741	81,202
Partial loss probable	9	74	1,059	—	100	1,233
Definite loss	10	—	—	—	—	—
Total		$835,336	$2,711,857	$357,867	$103,323	$4,008,383

		December 31, 2015
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$765,753	$2,484,025	$363,781	$93,008	$3,706,567
Potential weakness	7	54,375	112,022	7,678	2,444	176,519
Definite weakness-loss unlikely	8	23,073	56,276	1,909	732	81,990
Partial loss probable	9	75	1,111	—	62	1,248
Definite loss	10	—	—	—	—	—
Total		$843,276	$2,653,434	$373,368	$96,246	$3,966,324

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

	March 31, 2016	December 31, 2015
Residential portfolio
FICO score (re-scored)(1)	742	742
LTV (re-valued)(2)	62.0%	61.4%
Home equity portfolio
FICO score (re-scored)(1)	766	765
LTV (re-valued)(2)	55.9%	55.8%

(1)
The average FICO scores for March 31, 2016 are based upon rescores available from February 29, 2016 and origination score data for loans booked between March 1, 2016 and March 31, 2016. The average FICO scores for December 31, 2015 are based upon rescores available from November 30, 2015 and origination score data for loans booked between December 1, 2015 and December 31, 2015.

(2)
The combined LTV ratios for March 31, 2016 are based upon updated automated valuations as of March 31, 2015 and origination value data for loans booked between April 1, 2015 and March 31, 2016. The combined LTV ratios for December 31, 2015 are based upon updated automated valuations as of March 31, 2015 and actual score data for loans booked from April 1, 2015 through December 31, 2015. For home equity loans and lines in a subordinate lien position, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

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

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Commercial and industrial	$3,195	$3,699
Commercial real estate	8,027	7,856
Commercial construction	—	304
Small business	189	239
Residential real estate	7,510	8,795
Home equity	6,508	6,742
Other consumer	70	55
Total nonaccrual loans(1)	$25,499	$27,690

(1)	Included in these amounts were $4.4 million and $5.2 million of nonaccruing TDRs at March 31, 2016 and December 31, 2015, respectively.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$1,298	$1,430
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,670	$1,059
The following table shows the age analysis of past due financing receivables as of the dates indicated:

	March 31, 2016
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	5	$1	6	$689	9	$2,769	20	$3,459	$831,877	$835,336	$—
Commercial real estate	21	9,409	3	299	13	4,682	37	14,390	2,697,467	2,711,857	—
Commercial construction	—	—	—	—	—	—	—	—	357,867	357,867	—
Small business	12	197	14	39	9	84	35	320	103,003	103,323	—
Residential real estate	14	2,270	10	2,031	22	2,918	46	7,219	624,669	631,888	—
Home equity	22	1,634	11	519	23	2,014	56	4,167	931,144	935,311	—
Other consumer (1)	250	307	10	14	13	36	273	357	13,292	13,649	—
Total	324	$13,818	54	$3,591	89	$12,503	467	$29,912	$5,559,319	$5,589,231	$—

	December 31, 2015
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	9	$399	4	$1,021	8	$3,039	21	$4,459	$838,817	$843,276	$—
Commercial real estate	19	7,349	6	1,627	13	4,458	38	13,434	2,640,000	2,653,434	—
Commercial construction	—	—	—	—	1	304	1	304	373,064	373,368	—
Small business	11	93	4	9	13	69	28	171	96,075	96,246	—
Residential real estate	20	3,119	11	2,049	19	3,433	50	8,601	630,005	638,606	—
Home equity	21	1,526	11	903	20	1,338	52	3,767	924,036	927,803	—
Other consumer (1)	297	231	12	65	13	25	322	321	14,667	14,988	—
Total	377	$12,717	48	$5,674	87	$12,666	512	$31,057	$5,516,664	$5,547,721	$—

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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
TDRs on accrual status	$32,182	$32,849
TDRs on nonaccrual	4,368	5,225
Total TDRs	$36,550	$38,074
Amount of specific reserves included in the allowance for loan losses associated with TDRs	$1,565	$1,628
Additional commitments to lend to a borrower who has been a party to a TDR	$1,254	$972
The Company’s policy is to have any restructured loan which is on nonaccrual status prior to being modified remain on nonaccrual status for six months subsequent to being modified before management considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. Additionally, loans classified as TDRs are adjusted to reflect the changes in value of the recorded investment in the loan, if any, resulting from the granting of a concession. For all residential loan modifications, the borrower must perform during a 90 day trial period before the modification is finalized.
The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended
	March 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	3	$277	$277
Commercial real estate	2	424	424
Residential real estate	2	423	465
Home equity	1	182	182
Other consumer	4	85	85
Total	12	$1,391	$1,433

	Three Months Ended
	March 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	3	$156	$156
Commercial real estate	1	239	239
Small business	2	50	50
Residential real estate	3	157	157
Home equity	2	184	184
Total	11	$786	$786

(1)
The post-modification balances represent the legal principal balance of the loan on the date of modification. These amounts may show an increase when modifications include a capitalization of interest.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	Three Months Ended March 31
	2016	2015
	(Dollars in thousands)
Extended maturity	$1,195	$642
Combination rate and maturity	238	114
Court ordered concession	—	30
Total	$1,433	$786
The Company considers a loan to have defaulted when it reaches 90 days past due. The following table shows loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated:

	Three Months Ended March 31
	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial real estate	—	$—	1	$378
	—	$—	1	$378
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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio at the dates indicated:

	March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,804	$3,198	$—
Commercial real estate	14,908	16,027	—
Small business	466	584	—
Residential real estate	3,169	3,903	—
Home equity	4,688	4,801	—
Other consumer	142	143	—
Subtotal	26,177	28,656	—
With an allowance recorded
Commercial and industrial	$2,055	$2,182	$222
Commercial real estate	7,900	7,966	802
Small business	473	503	3
Residential real estate	10,504	11,486	1,223
Home equity	1,318	1,478	231
Other consumer	392	408	26
Subtotal	22,642	24,023	2,507
Total	$48,819	$52,679	$2,507

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,613	$3,002	$—
Commercial real estate	12,008	13,128	—
Commercial construction	304	305	—
Small business	527	618	—
Residential real estate	3,874	4,033	—
Home equity	4,893	5,005	—
Other consumer	184	185	—
Subtotal	24,403	26,276	—
With an allowance recorded
Commercial and industrial	$2,534	$2,648	$183
Commercial real estate	10,978	11,047	204
Small business	494	523	4
Residential real estate	11,531	12,652	1,278
Home equity	1,096	1,287	238
Other consumer	374	389	23
Subtotal	27,007	28,546	1,930
Total	$51,410	$54,822	$1,930
The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended
	March 31, 2016
	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,871	$17
Commercial real estate	15,093	137
Commercial construction	—	—
Small business	478	4
Residential real estate	3,639	43
Home equity	4,718	48
Other consumer	146	3
Subtotal	26,945	252
With an allowance recorded
Commercial and industrial	$2,090	$4
Commercial real estate	8,024	69
Small business	484	8
Residential real estate	10,528	94
Home equity	1,323	10
Other consumer	398	3
Subtotal	22,847	188
Total	$49,792	$440

	Three Months Ended
	March 31, 2015
	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$3,862	$57
Commercial real estate	21,137	310
Small business	722	11
Residential real estate	3,474	40
Home equity	4,749	52
Other consumer	586	7
Subtotal	34,841	480
With an allowance recorded
Commercial and industrial	$2,871	$36
Commercial real estate	10,872	137
Small business	356	6
Residential real estate	12,410	173
Home equity	1,289	14
Other consumer	513	5
Subtotal	28,311	371
Total	$63,152	$851

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

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Outstanding balance	$22,683	$23,199
Carrying amount	$20,207	$20,595

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended March 31
	2016	2015
	(Dollars in thousands)
Beginning balance	$2,827	$2,974
Acquisition	—	319
Accretion	(409)	(964)
Other change in expected cash flows (1)	297	219
Reclassification from nonaccretable difference for loans which have paid off (2)	64	79
Ending balance	$2,779	$2,627

(1) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).
(2) Results in increased interest income during the period in which the loan paid off at amount greater than originally expected.

NOTE 5 -EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended
	March 31
	2016	2015
	(Dollars in thousands, except share and per share data)
Net income	$18,611	$9,460

Weighted Average Shares
Basic shares	26,275,323	24,959,865
Effect of dilutive securities	43,409	80,215
Diluted shares	26,318,732	25,040,080

Net income per share
Basic EPS	$0.71	$0.38
Effect of dilutive securities	—	—
Diluted EPS	$0.71	$0.38
The following table illustrates the options to purchase common stock or shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive for the periods indicated:

	Three Months Ended
	March 31
	2016	2015
Stock options	2,252	—
Performance-based restricted stock	—	—

NOTE 6 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the three months ended March 31, 2016, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/11/2016	51,475	2005 Employee Stock Plan	$41.96	Ratably over 5 years from grant date
3/1/2016	600	2005 Employee Stock Plan	$44.37	Ratably over 5 years from grant date
The fair value of the restricted stock awards is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.
Performance-Based Restricted Stock Awards
On February 11, 2016, the Company granted 20,450 performance-based restricted stock awards to certain executive level employees. These performance-based restricted stock awards were issued from the 2005 Employee Stock Plan and were determined to have a grant date fair value per share of $41.96. The number of shares to be vested will be contingent upon the Company's attainment of certain performance measures outlined in the award agreement and will be measured as of the end of the three year performance period (January 1, 2016 - December 31, 2018). These awards will be accounted for as equity awards due to the nature of these awards and the fact that these shares will not be settled in cash.
The fair value of the performance-based restricted stock awards, assuming achievement at target, is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of these awards are not entitled to receive dividends or vote until the shares are vested.
Stock Options
The Company has made the following awards of nonqualified options to purchase shares of common stock during the three months ended March 31, 2016:

Three Months Ended
March 31, 2016
Date of grant	2/20/2016
Plan	2010
Options granted	5,000
Vesting period (1)	22 months
Expiration date	2/20/2026
Expected volatility	32.44%
Expected life (years)	5.5
Expected dividend yield	2.28%
Risk free interest rate	1.29%
Fair value per option	$10.59
(1) Vesting periods begin on the grant date unless otherwise noted.

NOTE 7 - REPURCHASE AGREEMENTS

The Company can raise additional liquidity by entering into repurchase agreements at its discretion. In a security repurchase agreement transaction, the Company will generally sell a security, agreeing to repurchase either the same or substantially identical security on a specified later date, at a greater price than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense. The securities underlying the agreements are delivered to counterparties as security for the repurchase obligations. Since the securities are treated as collateral and the agreement does not qualify for a full transfer of effective control, the transactions does not meet the criteria to be classified as a sale, and is therefore considered a secured borrowing transaction for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement the Company is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Company either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Company's safekeeping agents. The tables below set forth information regarding the Company’s repurchase agreements allocated by source of collateral at the dates indicated:

	March 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(Dollars in thousands)
Sources of Collateral
U.S. government agency securities	$7,888	$—	$—	$—	$7,888
Agency mortgage-backed securities	80,653	—	—	—	80,653
Agency collateralized mortgage obligations	46,027	—	—	—	46,027
Total borrowings	$134,568	$—	$—	$—	$134,568

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(Dollars in thousands)
Sources of Collateral
U.S. government agency securities	$10,157	$—	$—	$—	$10,157
Agency mortgage-backed securities	69,142	—	—	—	69,142
Agency collateralized mortgage obligations	54,659	—	—	—	54,659
Total borrowings	$133,958	$—	$—	$—	$133,958

Certain counterparties monitor collateral, and may request additional collateral to be posted from time to time. For further information regarding the Company's repurchase agreements see Note 9 - Balance Sheet Offsetting.

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

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

March 31, 2016
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.63%	5.04%	$(814)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.63%	5.04%	(815)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.64%	2.94%	(1,378)
$75,000							$(3,007)
December 31, 2015
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
			(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.51%	5.04%	$(1,054)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.51%	5.04%	(1,055)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.49%	2.94%	(1,164)
$75,000							$(3,273)
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $1.9 million (pre-tax) to be reclassified to interest expense from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of March 31, 2016.
The Company recognized $61,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for the three month periods ended March 31, 2016 and 2015, respectively.
The Company had no fair value hedges as of March 31, 2016 or December 31, 2015.
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

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2016
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	188	$33,566	$34,167	$24,760	$118,742	$494,821	$706,056	$38,787
Pay fixed, receive variable	173	$33,566	$34,167	$24,760	$118,742	$494,821	$706,056	$(38,737)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	33	$60,214	$—	$—	$—	$—	$60,214	$1,845
Buys U.S. currency, sells foreign currency	33	$60,214	$—	$—	$—	$—	$60,214	$(1,806)
	December 31, 2015
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	171	$37,732	$34,424	$29,629	$77,041	$488,110	$666,936	$22,467
Pay fixed, receive variable	165	$37,732	$34,424	$29,629	$77,041	$488,110	$666,936	$(22,462)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	21	$38,416	$—	$—	$—	$—	$38,416	$(354)
Buys U.S. currency, sells foreign currency	21	$38,416	$—	$—	$—	$—	$38,416	$382

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
Mortgage Derivatives
Prior to closing and funding certain 1- 4 family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. These forward commitments carry a market price that has a strong inverse relationship to that of mortgage prices. Certain assumptions, including pull through rates and rate lock periods, are used in managing the existing and future hedges. The effectiveness of the economic hedges rely on the accuracy of these assumptions.

The change in fair value on the interest rate lock commitments and forward delivery sale commitments are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was an increase of $54,000 and $27,000 for the three month periods ended March 31, 2016 and 2015, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	March 31, 2016	December 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$—	$—	Other liabilities	$3,007	$3,273
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	Other assets	$38,787	$22,470	Other liabilities	$38,737	$22,465
Foreign exchange contracts	Other assets	1,915	602	Other liabilities	1,876	574
Mortgage Derivatives
Interest rate lock commitments	Other assets	268	233	Other liabilities	—	—
Forward sales agreements	Other assets	78	—	Other liabilities	—	1
		$41,048	$23,305		$40,613	$23,040
Total		$41,048	$23,305		$43,620	$26,313

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended
	March 31
	2016	2015
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$123	$82
Loss reclassified from OCI into interest expense (effective portion)	$(661)	$(706)
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest expense	$—	$—
Other expense	—	—
Total	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$72	$21
Other expense	(16)	(18)
Changes in fair value of mortgage derivatives
Mortgage banking income	114	192
Total	$170	$195

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial. The Company had no exposure at March 31, 2016 and $272,000 in exposure relating to institutional counterparties at December 31, 2015. The Company’s exposure relating to customer counterparties was approximately $39.5 million and $23.2 million at March 31, 2016 and December 31, 2015, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

NOTE 9 - BALANCE SHEET OFFSETTING
The Company does not offset fair value amounts recognized for derivative instruments or repurchase agreements. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. At March 31, 2016, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged (Received)	Net Amount
	March 31, 2016
	(Dollars in thousands)
Derivative Assets
Loan level derivatives	38,787	—	38,787	—	—	38,787
Customer foreign exchange contracts	1,915	—	1,915	—	—	1,915
	$40,702	$—	$40,702	$—	$—	$40,702

Derivative Liabilities
Interest rate swaps	$3,007	$—	$3,007	$—	$3,007	$—
Loan level derivatives	38,737	—	38,737	—	38,737	—
Customer foreign exchange contracts	1,876	—	1,876	—	—	1,876
Repurchase agreements
Customer repurchase agreements	134,568	—	134,568	—	134,568	—
	$178,188	$—	$178,188	$—	$176,312	$1,876

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2015
	(Dollars in thousands)
Derivative Assets
Loan level derivatives	22,470	—	22,470	2	—	22,468
Customer foreign exchange contracts	602	—	602	—	—	602
	$23,072	$—	$23,072	$2	$—	$23,070

Derivative Liabilities
Interest rate swaps	$3,273	$—	$3,273	$—	$3,273	$—
Loan level derivatives	22,465	—	22,465	2	22,461	2
Customer foreign exchange contracts	574	—	574	—	—	574
Repurchase agreements
Customer repurchase agreements	133,958	—	133,958	—	133,958	—
	$160,270	$—	$160,270	$2	$159,692	$576

(1)	Reflects offsetting derivative positions with the same counterparty.

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified as Level 2.
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets are subject to impairment testing. The Company conducts an annual impairment test of goodwill in the third quarter of each year, or more frequently if necessary, and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. To estimate the fair value of goodwill and, if necessary, other intangible assets, the Company utilizes both a comparable analysis of relevant price multiples in recent market transactions and discounted cash flow analysis. Both valuation models require a significant degree of management judgment. In the event the fair value as determined by the valuation model is less than the carrying value, the intangibles may be impaired. If the impairment testing resulted in impairment, the Company would classify the impaired goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

Assets and liabilities measured at fair value at the periods indicated were as follows:

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	March 31, 2016
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$763	$763	$—	$—
Securities available for sale
U.S. Government agency securities	30,322	—	30,322	$—
Agency mortgage-backed securities	207,011	—	207,011	—
Agency collateralized mortgage obligations	77,157	—	77,157	—
State, county, and municipal securities	4,656	—	4,656	—
Single issuer trust preferred securities issued by banks and insurers	2,233	—	2,233	—
Pooled trust preferred securities issued by banks and insurers	1,500	—	—	1,500
Small business administration pooled securities	40,791	—	40,791	—
Equity securities	14,557	14,557	—	—
Loans held for sale	7,588	—	7,588	—
Derivative instruments	41,048	—	41,048	—
Liabilities
Derivative instruments	43,620	—	43,620	—
Total recurring fair value measurements	$384,006	$15,320	$367,186	$1,500

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$4,048	$—	$—	$4,048
Other real estate owned and other foreclosed assets	1,720	—	—	1,720
Total nonrecurring fair value measurements	$5,768	$—	$—	$5,768

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2015
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$356	$356	$—	$—
Securities available for sale
U.S. Government agency securities	$30,215	$—	$30,215	$—
Agency mortgage-backed securities	210,937	—	210,937	—
Agency collateralized mortgage obligations	63,584	—	63,584	—
State, county, and municipal securities	4,659	—	4,659	—
Single issuer trust preferred securities issued by banks and insurers	2,792	—	2,792	—
Pooled trust preferred securities issued by banks and insurers	1,572	—	—	1,572
Small business administration pooled securities	40,449	—	40,449	—
Equity securities	13,041	13,041	—	—
Loans held for sale	5,990	—	5,990	—
Derivative instruments	23,305	—	23,305	—
Liabilities
Derivative instruments	26,313	—	26,313	—
Total recurring fair value measurements	$370,587	$13,397	$355,618	$1,572

Nonrecurring fair value measurements:
Assets
Collateral dependent impaired loans	$4,598	$—	$—	$4,598
Other real estate owned and other foreclosed assets	2,159	—	—	2,159
Total nonrecurring fair value measurements	$6,757	$—	$—	$6,757
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, as of the dates indicated:

	Securities Available for Sale:
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,572	$6,321
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	(71)	(4)
Settlements	(1)	(45)
Ending balance	$1,500	$6,272
It is the Company’s policy to recognize the transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the three month periods ended March 31, 2016 or 2015.

The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3 for the periods indicated:

	March 31	December 31		March 31	December 31	March 31	December 31
	2016	2015		2016	2015	2016	2015
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,500	$1,572	Cumulative prepayment	0% - 64%	0% - 64%	2.7%	2.7%
			Cumulative default	5% - 100%	5% - 100%	14.3%	15.1%
			Loss given default	85% - 100%	85% - 100%	94.3%	94.2%
			Cure given default	0% - 75%	0% - 75%	65.2%	62.3%
Appraisals of collateral (1)
Impaired loans	$4,048	$4,598
Other real estate owned and foreclosed assets	$1,720	$2,159

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
The significant unobservable inputs used in the fair value measurement of the Company’s pooled trust preferred securities are cumulative prepayment rates, cumulative default rates, loss given default rates and cure given default rates. Significant increases (decreases) in deferrals or defaults, in isolation, would result in a significantly lower (higher) fair value measurement. Alternatively, significant increases (decreases) in cure rates, in isolation, would result in a significantly higher (lower) fair value measurement.
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
	March 31, 2016
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,008	$1,092	$—	$1,092	$—
Agency mortgage-backed securities	161,452	167,575	—	167,575	—
Agency collateralized mortgage obligations	258,620	261,479	—	261,479	—
State, county, and municipal securities	225	225	—	225	—
Single issuer trust preferred securities issued by banks	1,500	1,517	—	1,517	—
Small business administration pooled securities	34,836	35,876	—	35,876	—
Loans, net of allowance for loan losses(b)	5,528,751	5,485,914	—	—	5,485,914
Financial liabilities
Time certificates of deposits(c)	$657,197	$659,092	$—	$659,092	$—
Federal Home Loan Bank borrowings(c)	50,840	52,114	—	52,114	—
Customer repurchase agreements and other short-term borrowings(c)	134,568	134,568	—	—	134,568
Junior subordinated debentures(d)	73,257	72,338	—	72,338	—
Subordinated debentures(c)	34,600	35,627	—	—	35,627

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2015
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,009	$1,064	$—	$1,064	$—
Agency mortgage-backed securities	167,134	170,375	—	170,375	—
Agency collateralized mortgage obligations	267,348	264,891	—	264,891	—
State, county, and municipal securities	225	227	—	227	—
Single issuer trust preferred securities issued by banks	1,500	1,522	—	1,522	—
Small business administration pooled securities	35,291	35,664	—	35,664	—
Corporate debt securities	5,000	5,006	—	5,006	—
Loans, net of allowance for loan losses(b)	5,491,896	5,422,023	—	—	5,422,023
Financial liabilities
Time certificates of deposits(c)	$684,830	$684,370	$—	$684,370	$—
Federal Home Loan Bank borrowings(c)	102,080	102,396	—	102,396	—
Customer repurchase agreements and other short-term borrowings(c)	133,958	133,958	—	—	133,958
Wholesale repurchase agreements(c)	—	—	—	—	—
Junior subordinated debentures(d)	73,306	74,029	—	74,029	—
Subordinated debentures(c)	34,589	34,781	—	—	34,781

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

NOTE 11 - COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended March 31, 2016
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$6,708	$(2,610)	$4,098
Less: net security loss reclassified into other noninterest income	29	(12)	17
Net change in fair value of securities available for sale	6,679	(2,598)	4,081
Change in fair value of cash flow hedges	(456)	188	(268)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(661)	270	(391)
Net change in fair value of cash flow hedges	205	(82)	123
Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(28)	11	(17)
Less: amortization of net actuarial losses	(61)	25	(36)
Less: amortization of net prior service credits	(69)	28	(41)
Net change in other comprehensive income for defined benefit postretirement plans (2)	102	(42)	60
Total other comprehensive income	$6,986	$(2,722)	$4,264

	Three Months Ended March 31, 2015
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$2,541	$(980)	$1,561
Less: net security losses reclassified into other noninterest income	—	—	—
Net change in fair value of securities available for sale	2,541	(980)	1,561
Change in fair value of cash flow hedges	(567)	231	(336)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(706)	288	(418)
Net change in fair value of cash flow hedges	139	(57)	82
Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	44	(18)	26
Less: amortization of net actuarial losses	(61)	25	(36)
Less: amortization of net prior service credits	(24)	10	(14)
Net change in other comprehensive income for defined benefit postretirement plans (2)	129	(53)	76
Total other comprehensive income	$2,809	$(1,090)	$1,719

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.4 million, net of tax, is being recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $389,000 and $534,000 at March 31, 2016 and 2015, respectively.

(2)
The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in the Employee Benefit Plans footnote in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2016
Beginning balance: January 1, 2016	$1,306	$(1,955)	$427	$(2,230)	$(2,452)
Net change in other comprehensive income (loss)	4,081	161	(38)	60	4,264
Ending balance: March 31, 2016	$5,387	$(1,794)	$389	$(2,170)	$1,812
	2015
Beginning balance: January 1, 2015	$3,389	$(3,298)	$571	$(2,794)	$(2,132)
Net change in other comprehensive income (loss)	1,561	119	(37)	76	1,719
Ending balance: March 31, 2015	$4,950	$(3,179)	$534	$(2,718)	$(413)

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
The following table summarizes the above financial instruments at the dates indicated:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Commitments to extend credit	$2,020,580	$2,091,170
Standby letters of credit	17,531	17,962
Deferred standby letter of credit fees	74	72
Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases.
Rent expense incurred under operating leases was approximately $2.2 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively. Renewal options ranging from 1-10 years exist for several of these leases.

There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2015. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for information regarding our leases and other commitments.
Other Contingencies
At March 31, 2016, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business or due to acquisitions. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. There was no reserve requirement at March 31, 2016 and $21.7 million at December 31, 2015.

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
The following table presents the Company's investments in low income housing projects as of the dates indicated:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Original investment value	$42,162	$42,199
Current recorded investment	37,177	38,151
Unfunded liability obligation	11,922	14,607
Tax credits and benefits (1)	5,419	3,632
Amortization of investments (2)	3,751	2,450
Net income tax benefit (3)	1,668	1,182

(1)	This amount reflects anticipated tax credits and tax benefits for the full years ended December 31, 2016 and 2015.

(2)	The amortization amount reduces the tax credits and benefits anticipated for the full years ended December 31, 2016 and 2015.

(3)	This amount represents the net tax benefit expected to be realized for the full years ended December 31, 2016 and 2015 in determining the Company's effective tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, include, but are not limited to:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;

•	adverse changes in the local real estate market;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax expense, resulting from failure to comply with general tax laws, changes in tax laws, or failure to comply with requirements of the federal New Markets Tax Credit program;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	unexpected increased competition in the Company’s market area;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	a deterioration in the conditions of the securities markets;

•	a deterioration of the credit rating for U.S. long-term sovereign debt;

•	our inability to adapt to changes in information technology;

•	electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;

•	adverse changes in consumer spending and savings habits;

•
failure to consummate or delay in consummating the acquisition of New England Bancorp, Inc., which is subject to certain conditions, including receipt of required regulatory approvals, approval by New England Bancorp, Inc. shareholders, and other standard conditions;

•	the inability to realize expected revenue synergies from merger transactions in the amounts or in the timeframe anticipated;

•	inability to retain customers and employees, including those of previous mergers;

•	the effect of laws and regulations regarding the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to the Company’s business;

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

		Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$378,227	$367,249	$365,792	$375,001	$387,038
Securities held to maturity	457,641	477,507	448,139	428,339	394,745
Loans	5,589,231	5,547,721	5,498,121	5,434,782	5,393,118
Allowance for loan losses	(56,432)	(55,825)	(55,205)	(54,995)	(54,515)
Goodwill and other intangible assets	212,218	212,909	213,612	214,331	215,058
Total assets	7,189,268	7,209,469	7,134,903	7,195,318	6,910,453
Total deposits	5,995,247	5,990,703	5,914,863	5,970,530	5,670,712
Total borrowings	293,265	343,933	350,516	385,602	394,383
Stockholders’ equity	788,147	771,463	759,203	743,317	732,886
Nonperforming loans	25,499	27,690	29,567	26,150	30,340
Nonperforming assets	27,219	29,849	32,099	31,274	40,348
Income statement
Interest income	$59,741	$59,870	$60,228	$59,016	$56,429
Interest expense	4,850	4,985	5,183	5,269	5,180
Net interest income	54,891	54,885	55,045	53,747	51,249
Provision (benefit) for loan losses	525	500	800	700	(500)
Noninterest income	19,155	19,824	19,247	20,261	16,557
Noninterest expenses	46,482	46,486	47,031	48,644	54,977
Net income	18,611	19,455	18,594	17,451	9,460
Per share data
Net income—basic	$0.71	$0.74	$0.71	$0.67	$0.38
Net income—diluted	0.71	0.74	0.71	0.67	0.38
Cash dividends declared	0.29	0.26	0.26	0.26	0.26
Book value	29.97	29.40	28.96	28.42	28.05
Tangible book value (1)	21.90	21.29	20.81	20.22	19.82
Performance ratios
Return on average assets	1.04%	1.07%	1.03%	1.00%	0.58%
Return on average common equity	9.52%	10.03%	9.75%	9.43%	5.58%
Net interest margin (on a fully tax equivalent basis)	3.39%	3.34%	3.39%	3.43%	3.50%
Equity to assets	10.96%	10.70%	10.64%	10.33%	10.61%
Dividend payout ratio	36.66%	35.03%	36.58%	38.94%	60.89%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.46%	0.50%	0.54%	0.48%	0.56%

Nonperforming assets as a percent of total assets	0.38%	0.41%	0.45%	0.43%	0.58%
Allowance for loan losses as a percent of total loans	1.01%	1.01%	1.00%	1.01%	1.01%
Allowance for loan losses as a percent of nonperforming loans	221.31%	201.61%	186.71%	210.31%	179.68%
Capital ratios
Tier 1 leverage capital ratio	9.53%	9.33%	9.21%	9.21%	9.53%
Common equity tier 1 capital ratio	10.64%	10.44%	10.31%	10.20%	10.02%
Tier 1 risk-based capital ratio	11.90%	11.71%	11.58%	11.48%	11.31%
Total risk-based capital ratio	13.56%	13.36%	13.23%	13.16%	12.99%

1.
Represents a non-GAAP measurement. For reconciliation to GAAP book value per share, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures".

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics help management make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying areas to improve. The Company is focused on organic growth, but will consider acquisition opportunities that provide a satisfactory financial return. During the first quarter of 2016, the Company announced the signing of a definitive merger agreement with New England Bancorp, Inc. ("New England Bancorp"), which is expected to close in the fourth quarter of 2016. Closing of the acquisition is subject to certain conditions including receipt of required regulatory approvals, approval by New England Bancorp shareholders, and other standard conditions.

Loans and Asset Quality

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect an overall increase in total loans over the prior year period due to the results of that strategy as well as the impact of the Peoples Federal Bancshares, Inc. ("Peoples") acquisition in the first quarter of 2015. First quarter 2016 growth was driven mainly by increases in the commercial real estate, small business, and home equity categories.

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

Funding and the Net Interest Margin

The Company's overall sources of funding reflect both the impact of the 2015 first quarter Peoples acquisition as well as strong business and retail deposit growth, supporting management's emphasis on core deposit growth to fund loans, as depicted by the following chart:

As of March 31, 2016, core deposits comprised 89.0% of total deposits. The continued emphasis on core deposits has resulted in a low cost of deposits, which decreased to 0.19% for the 2016 first quarter.

The Company's net interest margin was 3.39% for the quarter ended March 31, 2016, an increase of five basis points from the linked quarter. The Company's net interest margin increase was attributable to loan yield increases offset by a four basis point decrease related to lower purchase accounting benefits.

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

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies permit the Company to operate in a tax efficient manner and sometimes also creates a competitive advantage for Rockland Trust and its community development subsidiaries. During the first quarter of 2016, the Company’s effective tax rate was 31.17%.

Capital

The Company's disciplined approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term shareholder value. This approach has resulted in an increase in tangible book value per share of $0.61 during the 2016 first quarter compared to the linked quarter. Tangible common equity as a percentage of tangible assets increased from 7.98% in the linked quarter to 8.25% in the current quarter. The following chart shows the Company's tangible book value per share over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

This strong growth in capital has led to a consistent cash dividend, which increased from $0.26 per share in each quarter of 2015 to $0.29 per share in the first quarter of 2016, representing an 11.5% increase.

2016 Results

Net income for the first quarter of 2016 computed in accordance with generally accepted accounting principles in the United States ("GAAP") was $18.6 million, or $0.71 on a diluted earnings per share basis, as compared to $9.5 million, or $0.38 per diluted share, for the prior year first quarter. Net income for the first quarter of 2016 and 2015 included items that are considered noncore, which are excluded for purposes of assessing operating earnings. First quarter 2016 net operating earnings were $19.1 million, or $0.72 on a diluted earnings per share basis, an increase of 20.5% and 14.3%, respectively, when compared to net operating earnings of $15.8 million, or $0.63 per diluted share, for the first quarter of 2015. See "Non-GAAP Measures" below for a reconciliation to GAAP net income and earnings per share.

2016 Earnings Outlook

The Company anticipates 2016 diluted operating earnings per share performance to be in a range between $2.90 and $3.00. Key assumptions in the 2016 outlook include:

•	Total organic loan growth of 3-5%;

•	Total organic deposit growth of 3-5%;

•	A net interest margin in the high 3.30% range;

•	Asset quality to begin to normalize and credit costs increasing from 2015 levels;

•	Noninterest income increasing 3-5%,

•	Noninterest expense increasing 1-3%,

•	An effective tax rate in the range of 31% - 32%; and,

•	Capital is expected to continue to grow at the current pace.

Non-GAAP Measures
When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes and other noncore items shown in the table that follows. The Company’s financial performance is determined in accordance with GAAP which sometimes includes items that management believes are unrelated to its core banking business and are not expected to have a material financial impact on operating results in future periods, such as gains or losses on the sales of securities, merger and acquisition expenses, loss on extinguishment of debt, impairment, and other items. Management, therefore, computes the Company’s non-GAAP operating earnings, which excludes these items, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by such gains or losses. Management also supplements its evaluation of financial performance with analysis of tangible book value per share which is computed by dividing stockholders' equity less goodwill and other intangible assets by common shares outstanding.
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
The following tables summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Three Months Ended March 31
	Net Income		Diluted Earnings Per Share
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
As reported (GAAP)
Net income available to common shareholders (GAAP)	$18,611	$9,460	$0.71	$0.38
Non-GAAP adjustments
Noninterest expense components
Merger and acquisition expenses, net of tax	198	6,287	—	0.25
Loss on extinguishment of debt, net of tax	258	72	0.01	—
Total impact of noncore items	456	6,359	0.01	0.25
As adjusted (Non-GAAP)	$19,067	$15,819	$0.72	$0.63

The following table summarizes the impact of noncore items on the calculation of the Company's efficiency ratio for the periods indicated:

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in thousands)
Net interest income	$54,891	$54,885	$55,045	$53,747	$51,249	(a)

Noninterest income (GAAP)	$19,155	$19,824	$19,247	$20,261	$16,557	(b)
Net gain on sale of fixed income securities	—	—	—	(798)	—
Noninterest income on an operating basis (Non-GAAP)	$19,155	$19,824	$19,247	$19,463	$16,557	(c)

Noninterest expense (GAAP)	$46,482	$46,486	$47,031	$48,644	$54,977	(d)
Loss on sale of fixed income securities	—	—	—	(1,124)	—
Merger and acquisition expense	(334)	—	—	(271)	(10,230)
Loss on extinguishment of debt	(437)	—	—	—	(122)
Impairment on acquired facilities	—	—	—	(109)	—
Noninterest expense on an operating basis (Non-GAAP)	$45,711	$46,486	$47,031	$47,140	$44,625	(e)

Total revenue (GAAP)	$74,046	$74,709	$74,292	$74,008	$67,806	(a+b)
Total operating revenue (Non-GAAP)	$74,046	$74,709	$74,292	$73,210	$67,806	(a+c)

Ratios
Efficiency ratio (GAAP)	62.77%	62.22%	63.31%	65.73%	81.08%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	61.73%	62.22%	63.31%	64.39%	65.81%	(e/(a+c))

Noninterest income as a % of revenue	25.87%	26.53%	25.91%	27.38%	24.42%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)	25.87%	26.53%	25.91%	26.59%	24.42%	(c/(a+c))

The following table summarizes the calculation of the Company's tangible book value for the periods indicated:

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in thousands, except share and per share data)
Stockholders' equity	$788,147	$771,463	$759,203	$743,317	$732,886	(a)
Goodwill and other intangible assets	212,218	212,909	213,612	214,331	215,058	(b)
Common shares	26,293,565	26,236,352	26,212,238	26,158,826	26,123,576	(c)
Tangible book value per share	$21.90	$21.29	$20.81	$20.22	$19.82	((a-b)/c)

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
There have been no material changes in critical accounting policies during the first three months of 2016. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, securities available for sale, and securities which management intends to hold until maturity. Securities decreased by $8.5 million, or 1.0%, at March 31, 2016 as compared to December 31, 2015. The ratio of securities to total assets was 11.6% and 11.7% at March 31, 2016 and December 31, 2015, respectively.
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

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During the three months ended March 31, 2016 and 2015, the Bank originated residential loans with the intention of selling them in the secondary market, and to a lesser extent, to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company has incurred no losses related to mortgage repurchases during the three months ended March 31, 2016 and 2015.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended March 31
	2016	2015
	(Dollars in thousands)
Held in portfolio	$21,709	$10,203
Sold or held for sale in the secondary market	45,807	42,602
Total closed loans	$67,516	$52,805

The table below reflects the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended March 31
	2016	2015
	(Dollars in thousands)
Sold with servicing rights released	$44,468	$34,681
Sold with servicing rights retained	—	5,912
Total loans sold	$44,468	$40,593

As noted in the table above, loans may be sold with servicing rights released or with servicing rights retained. Upon sale with servicing rights retained, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors amounted to $359.0 million, $372.4 million, and $420.2 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended March 31
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$2,581	$2,912
Additions	—	161
Acquired portfolio	—	83
Amortization	(138)	(166)
Change in valuation allowance	(25)	(7)
Balance at end of period	$2,418	$2,983
Forward sale contracts of mortgage loans, considered derivative instruments for accounting purposes, may be utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain one-to-four family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans, resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to investors which economically hedges this market risk. See Note 8, “Derivative and Hedging Activities” within Notes to Consolidated Financial Statements included in Item 1 hereof for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The Company’s loan portfolio increased by $41.5 million during the first three months of 2016.

Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of March 31, 2016:

(Dollars in thousands)
Average loan size	$226
Largest individual commercial and industrial loan outstanding	$26,500
Commercial and industrial nonperforming loans/commercial and industrial loans	0.38%
The Company’s commercial real estate portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of March 31, 2016:

(Dollars in thousands)
Average loan size	$780
Largest individual commercial real estate mortgage outstanding	$28,000
Commercial real estate nonperforming loans/commercial real estate loans	0.26%
Owner occupied commercial real estate loans/commercial real estate loans	16.7%

In addition to the commercial portfolios, the Company also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $1.6 billion at March 31, 2016.

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
Other assets in possession typically consist of foreclosed non-real estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	March 31, 2016	December 31, 2015	March 31, 2015
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$3,195	$3,699	$4,542
Commercial real estate	8,027	8,160	8,770
Small business	189	239	267
Residential real estate	7,510	8,795	8,591
Home equity	6,508	6,742	7,976
Other consumer	70	55	7
Total (1)	$25,499	$27,690	$30,153
Loans past due 90 days or more but still accruing
Residential real estate (2)	—	—	103
Home equity (2)	—	—	38
Other consumer	—	—	46
Total	$—	$—	$187
Total nonperforming loans	$25,499	$27,690	$30,340
Nonaccrual securities (3)	—	—	3,723
Other real estate owned	1,720	2,159	6,285
Total nonperforming assets	$27,219	$29,849	$40,348
Nonperforming loans as a percent of gross loans	0.46%	0.50%	0.56%
Nonperforming assets as a percent of total assets	0.38%	0.41%	0.58%

(1)	Inclusive of TDRs on nonaccrual status of $4.4 million, $5.2 million, and $4.9 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

(2)	Represents purchased credit impaired loans that are accruing interest due to expectations of future cash collections.

(3)	Amounts represent the fair value of five nonaccrual securities at March 31, 2015.

The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended
	March 31
	2016		2015
	(Dollars in thousands)
Nonperforming assets beginning balance		$29,849		$38,894
New to nonperforming		3,159		6,188
Acquired nonperforming loans		—		5,335
Loans charged-off		(537)		(1,525)
Loans paid-off		(3,694)		(5,923)
Loans transferred to other real estate owned and foreclosed assets		(86)		(354)
Loans restored to performing status		(1,104)		(891)
Change to other real estate owned
New to other real estate owned	$86		$354
Valuation write down	—		(674)
Sale of other real estate owned	(638)		(1,633)
Capital improvements to other real estate owned	113		665
Other	—		(169)
Total change to other real estate owned		(439)		(1,457)
Net change in nonaccrual securities		—		84
Other		71		(3)
Nonperforming assets ending balance		$27,219		$40,348

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 6 - Troubled Debt Restructurings

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Performing troubled debt restructurings	$32,182	$32,849
Nonaccrual troubled debt restructurings	4,368	5,225
Total	$36,550	$38,074
Performing troubled debt restructurings as a % of total loans	0.57%	0.59%
Nonaccrual troubled debt restructurings as a % of total loans	0.08%	0.09%
Total troubled debt restructurings as a % of total loans	0.65%	0.69%

The following table summarizes changes in TDRs for the periods indicated:
Table 7 - Activity in Troubled Debt Restructurings

	Three Months Ended
	March 31
	2016	2015
	(Dollars in thousands)
TDRs beginning balance	$38,074	$43,630
New to TDR status	844	1,878
Paydowns	(2,368)	(3,713)
Charge-offs	—	(9)
TDRs ending balance	$36,550	$41,786

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 8 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended
	March 31
	2016	2015
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$288	$350
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$591	$724
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
Total impaired loans at March 31, 2016 and December 31, 2015 were $48.8 million and $51.4 million, respectively. For additional information regarding the Company’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At March 31, 2016, there were 66 relationships, with an aggregate balance of $81.1 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.
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
As of March 31, 2016, the allowance for loan losses totaled $56.4 million, or 1.01% of total loans, as compared to $55.8 million, or 1.01% of total loans, at December 31, 2015.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 9 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in thousands)
Average total loans	$5,548,377	$5,516,062	$5,466,364	$5,424,090	$5,166,710
Allowance for loan losses, beginning of period	$55,825	$55,205	$54,995	$54,515	$55,100
Charged-off loans
Commercial and industrial	2	478	497	473	561
Commercial real estate	—	94	28	67	141
Small business	63	69	2	47	150
Residential real estate	19	43	40	17	185
Home equity	147	50	249	248	161
Other consumer	306	395	349	247	327
Total charged-off loans	537	1,129	1,165	1,099	1,525
Recoveries on loans previously charged-off
Commercial and industrial	138	689	22	502	379
Commercial real estate	189	67	152	169	685
Small business	21	75	57	66	67
Residential real estate	—	81	6	1	45
Home equity	27	121	130	31	72
Other consumer	244	216	208	110	192
Total recoveries	619	1,249	575	879	1,440
Net loans charged-off (recovered)
Commercial and industrial	(136)	(211)	475	(29)	182
Commercial real estate	(189)	27	(124)	(102)	(544)
Small business	42	(6)	(55)	(19)	83
Residential real estate	19	(38)	34	16	140
Home equity	120	(71)	119	217	89
Other consumer	62	179	141	137	135
Total net loans charged-off (recovered)	(82)	(120)	590	220	85
Provision (benefit) for loan losses	525	500	800	700	(500)
Total allowance for loan losses, end of period	$56,432	$55,825	$55,205	$54,995	$54,515
Net loans charged-off (recovered) as a percent of average total loans (annualized)	(0.01)%	(0.01)%	0.04%	0.02%	0.01%
Allowance for loan losses as a percent of total loans	1.01%	1.01%	1.00%	1.01%	1.01%
Allowance for loan losses as a percent of nonperforming loans	221.31%	201.61%	186.71%	210.31%	179.68%
Net loans charged-off as a percent of allowance for loan losses (annualized)	(0.58)%	(0.86)%	4.24%	1.60%	0.63%
Recoveries as a percent of charge-offs	115.27%	110.63%	49.36%	79.98%	94.43%
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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 10 - Summary of Allocation of Allowance for Loan Losses

	March 31, 2016		December 31, 2015
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$13,485	15.1%	$13,802	15.2%
Commercial real estate	28,595	48.5%	27,327	47.8%
Commercial construction	5,100	6.4%	5,366	6.7%
Small business	1,341	1.8%	1,264	1.7%
Residential real estate	2,567	11.3%	2,590	11.5%
Home equity	4,915	16.7%	4,889	16.7%
Other consumer	429	0.2%	587	0.4%
Total allowance for loan losses	$56,432	100.0%	$55,825	100.0%
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
For additional information regarding the Company’s allowance for loan losses, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.
Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $11.8 million and $14.4 million at March 31, 2016 and December 31, 2015, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Other Intangible Assets Goodwill and other intangible assets were $212.2 million and $212.9 million as of March 31, 2016 and December 31, 2015, respectively. The decrease from the fourth quarter of 2015 to the first quarter of 2016 was due to amortization of definite-lived intangibles.
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

Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $135.7 million and $134.6 million at March 31, 2016 and December 31, 2015, respectively. The Company recorded tax exempt income from the life insurance policies of $1.0 million and $778,000 for the three months ended March 31, 2016 and 2015, respectively.
Deposits Total deposits of $6.0 billion at March 31, 2016 remained consistent with balances as of December 31, 2015. Total cost of deposits decreased to 0.19% for the 2016 first quarter, reflecting the Company's continued emphasis on core deposits, which now represent 89.0% of total deposits as of March 31, 2016.
The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit investments for consumers, businesses and public entities. In addition, the Company may occasionally raise funds through brokered certificates of deposit. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. At March 31, 2016 and December 31, 2015, the Company had $35.5 million and $46.3 million, respectively, of brokered deposits of which $34.5 million and $34.9 million, respectively, were part of the CDARS program.
Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.

The Company’s borrowings consisted of the following as of the periods indicated:
Table 11 - Borrowings

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$50,840	$102,080
Short-term borrowings - one year and under (1)
Customer repurchase agreements and other short-term borrowings	134,568	133,958
Long-term borrowings - over one year (1)
Junior subordinated debentures:
Capital Trust V	51,499	51,498
Slades Ferry Trust I	10,220	10,219
Central Trust I	5,251	5,250
Central Trust II	6,287	6,339
Subordinated debentures	34,600	34,589
Total long-term borrowings	$107,857	$107,895
Total borrowings	$293,265	$343,933
(1) Classification is based upon duration at origination and not predicated upon remaining time to maturity.
During the first quarter of 2015, the Company assumed, at fair value, an additional $51.2 million of FHLB borrowings as part of the Peoples acquisition. In addition, during the first quarter of 2015, the Company redeemed $30.0 million of subordinated debt held at the Bank, as the debt had started to lose its qualification for Tier 2 capital based on its maturity date. The Company did not incur a prepayment penalty as part of the redemption. During the third quarter of 2015, the Company's borrowings in wholesale repurchase agreements of $50.0 million matured and were repaid in full.
At March 31, 2016 and December 31, 2015, the Bank had $2.8 billion and $2.9 billion, respectively, of assets pledged as collateral against borrowings. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston and serve as collateral for repurchase agreements.

Capital Resources On March 17, 2016, the Company’s Board of Directors declared a cash dividend of $0.29 per share to stockholders of record as of the close of business on March 28, 2016. This dividend was paid on April 8, 2016.
The Federal Reserve Board, the FDIC and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet certain minimum ratios. Beginning January 1, 2015, the Company and the Bank are subject to the Basel Committee's December 2010 framework, commonly referred to as BASEL III, which substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions. These rules, among other things: (i) introduce a new capital measure called "Common Equity Tier 1" or CET 1; (ii) specify that Tier 1 capital consists of CET 1 and "Additional Tier 1 capital" instruments meeting specified requirements; (iii) apply most deductions/adjustments to regulatory capital measures to CET 1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios; and (iv) expand the scope of the reductions/adjustments from capital as compared to existing regulations. At March 31, 2016 and December 31, 2015, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods.

The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements for each period indicated:
Table 12 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	March 31, 2016
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$759,209	13.56%	447,905	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	595,626	10.64%	$251,946	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	666,490	11.90%	335,929	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	666,490	9.53%	279,703	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$725,728	12.97%	447,620	≥	8.0%	$559,525	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	668,009	11.94%	$251,786	≥	4.5%	363,691	≥	6.5%
Tier 1 capital (to risk weighted assets)	668,009	11.94%	335,715	≥	6.0%	447,620	≥	8.0%
Tier 1 capital (to average assets)	668,009	9.56%	279,610	≥	4.0%	349,512	≥	5.0%
	December 31, 2015
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$747,372	13.36%	447,664	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	584,378	10.44%	$251,811	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	655,154	11.71%	335,748	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	655,154	9.33%	280,889	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$718,197	12.84%	447,334	≥	8.0%	$559,167	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	660,979	11.82%	$251,625	≥	4.5%	363,459	≥	6.5%
Tier 1 capital (to risk weighted assets)	660,979	11.82%	335,500	≥	6.0%	447,334	≥	8.0%
Tier 1 capital (to average assets)	660,979	9.42%	280,653	≥	4.0%	350,816	≥	5.0%

Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company totaled $11.1 million and $8.2 million for the three months ended March 31, 2016 and 2015, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements of the Company. At both March 31, 2016 and 2015, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management As of March 31, 2016, the Rockland Trust Investment Management Group had assets under administration of $2.7 billion, representing approximately 5,282 trust, fiduciary, and agency accounts. At December 31, 2015, assets under administration were $2.7 billion, representing approximately 5,271 trust, fiduciary, and agency accounts. Included in these amounts as of March 31, 2016 and December 31, 2015 are assets under administration of $240.9 million and $229.4 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $4.5 million for both the three months ended March 31, 2016, and March 31, 2015.
Additionally, for the three months ended March 31, 2016 and March 31, 2015, retail investments and insurance revenue was $506,000 and $566,000, respectively. Retail investments and insurance includes commission revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts, and Smith Companies LTD, a division of Capitas Financial, LLC.

RESULTS OF OPERATIONS
The following table provides a summary of results of operations:
Table 13 - Summary of Results of Operations

	Three Months Ended March 31
	2016	2015
	(Dollars in thousands, except per share data)
Net Income	$18,611	$9,460
Diluted earnings per share	$0.71	$0.38
Return on average assets	1.04%	0.58%
Return on average equity	9.52%	5.58%
Net interest margin	3.39%	3.50%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis, net interest income for the first quarter of 2016 increased $3.7 million, or 7.1%, to $55.3 million, when compared to the first quarter of 2015, driven by the overall increase in interest earning assets.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three months ending March 31, 2016 and 2015. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis or ("FTE") by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 14 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended March 31
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$164,563	$211	0.52%	$48,698	$30	0.25%
Securities
Securities - trading	420	—	—%	179	—	—%
Securities - taxable investments	831,170	5,197	2.51%	745,242	4,627	2.52%
Securities - nontaxable investments (1)	4,894	49	4.03%	5,585	52	3.78%
Total securities	836,484	5,246	2.52%	751,006	4,679	2.53%
Loans held for sale	4,246	32	3.03%	7,603	51	2.72%
Loans (2)
Commercial and industrial	831,349	7,972	3.86%	855,462	8,207	3.89%
Commercial real estate (1)	2,659,591	26,770	4.05%	2,454,630	25,720	4.25%
Commercial construction	379,860	3,819	4.04%	280,049	2,900	4.20%
Small business	99,012	1,332	5.41%	86,498	1,172	5.50%
Total commercial	3,969,812	39,893	4.04%	3,676,639	37,999	4.19%
Residential real estate	633,590	6,381	4.05%	602,490	6,211	4.18%
Home equity	930,579	8,031	3.47%	869,688	7,419	3.46%
Total consumer real estate	1,564,169	14,412	3.71%	1,472,178	13,630	3.75%
Other consumer	14,396	336	9.39%	17,893	412	9.34%
Total loans	5,548,377	54,641	3.96%	5,166,710	52,041	4.08%
Total interest-earning assets	$6,553,670	$60,130	3.69%	$5,974,017	$56,801	3.86%
Cash and due from banks	85,792			114,974
Federal Home Loan Bank stock	13,599			35,076
Other assets	534,946			493,462
Total assets	$7,188,007			$6,617,529
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,354,982	$883	0.15%	$2,134,044	$862	0.16%
Money market	1,128,446	701	0.25%	1,049,472	676	0.26%
Time deposits	670,393	1,284	0.77%	689,530	1,225	0.72%
Total interest-bearing deposits	$4,153,821	$2,868	0.28%	$3,873,046	$2,763	0.29%
Borrowings
Federal Home Loan Bank borrowings	$80,991	$490	2.43%	$97,596	$502	2.09%
Customer repurchase agreements and other short-term borrowings	140,863	49	0.14%	138,836	63	0.18%
Wholesale repurchase agreements	—	—	—%	50,000	286	2.32%
Junior subordinated debentures	73,283	1,016	5.58%	73,484	992	5.47%

Subordinated debentures	34,594	427	4.96%	51,264	574	4.54%
Total borrowings	$329,731	$1,982	2.42%	$411,180	$2,417	2.38%
Total interest-bearing liabilities	$4,483,552	$4,850	0.44%	$4,284,226	$5,180	0.49%
Demand deposits	1,811,873			1,536,919
Other liabilities	106,281			108,855
Total liabilities	$6,401,706			$5,930,000
Stockholders' equity	786,301			687,529
Total liabilities and stockholders' equity	$7,188,007			$6,617,529
Net interest income (1)		$55,280			$51,621
Interest rate spread (3)			3.25%			3.37%
Net interest margin (4)			3.39%			3.50%
Supplemental information
Total deposits, including demand deposits	$5,965,694	$2,868		$5,409,965	$2,763
Cost of total deposits			0.19%			0.21%
Total funding liabilities, including demand deposits	$6,295,425	$4,850		$5,821,145	$5,180
Cost of total funding liabilities			0.31%			0.36%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $389,000 and $372,000 for the three months ended March 31, 2016 and 2015, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $4.9 million and $5.5 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $70.0 million and $68.9 million, for the three months ended March 31, 2016 and 2015, respectively.

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

Table 15 - Volume Rate Analysis

	Three Months Ended March 31			Three Months Ended March 31
	2016 Compared To 2015			2015 Compared To 2014
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposit, federal funds sold and short term investments	$110	$71	$181	$—	$(8)	$(8)
Securities
Securities - taxable investments	36	534	570	(279)	256	(23)
Securities - nontaxable investments (1)	3	(6)	(3)	(5)	(6)	(11)
Total securities			567			(34)
Loans held for sale	4	(23)	(19)	(13)	13	—
Loans
Commercial and industrial	(4)	(231)	(235)	(113)	379	266
Commercial real estate (1)	(1,098)	2,148	1,050	(319)	1,834	1,515
Commercial construction	(115)	1,034	919	29	525	554
Small business	(10)	170	160	(21)	124	103
Total commercial			1,894			2,438
Residential real estate	(151)	321	170	451	594	1,045
Home equity	93	519	612	(242)	403	161
Total consumer real estate			782			1,206
Other consumer	5	(81)	(76)	(39)	(34)	(73)
Total loans (1)(2)			2,600			3,571
Total income of interest-earning assets			$3,329			$3,529
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(68)	$89	$21	$(104)	$77	$(27)
Money market	(26)	51	25	25	32	57
Time certificates of deposits	93	(34)	59	20	(76)	(56)
Total interest bearing deposits			105			(26)
Borrowings
Federal Home Loan Bank borrowings	73	(85)	(12)	(144)	(356)	(500)
Customer repurchase agreements and other short-term borrowings	(15)	1	(14)	8	—	8
Wholesale repurchase agreements	—	(286)	(286)	—	—	—
Junior subordinated debentures	27	(3)	24	3	(3)	—
Subordinated debt	40	(187)	(147)	147	179	326
Total borrowings			(435)			(166)
Total expense of interest-bearing liabilities			(330)			(192)
Change in net interest income			$3,659			$3,721

(1)	The table above reflects income determined on a FTE basis. See footnote (1) to table 14 above for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision (Benefit) For Loan Losses The provision (benefit) for loan losses represents the charge to expense or benefit that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses totaled $525,000 for the three months ended March 31, 2016, as compared to a benefit for loan losses of $500,000 for the comparable year-ago period. The Company’s allowance for loan losses, as a percentage of total loans, was 1.01% at each of March 31, 2016, December 31, 2015 and at March 31, 2015. Additionally, the Company continues to experience minimal charge-offs combined with strong recoveries during the first quarter of 2016, which led to an overall reduced level of net charge-offs, as evidenced by net (recoveries)/charge-offs of ($82,000) and $85,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.
General economic conditions within the region were favorable during the first quarter of 2016, as measured by employment levels, economic activity, and other regional economic indicators.  Job growth has been steady and unemployment levels have decreased.  Lower energy costs related to oil and gasoline prices are benefiting consumers and lowering some business costs in the region.  Area residential real estate prices and sales volume both are up year-over-year.  Commercial real estate market conditions have held steady with most markets in the region experiencing stable to rising values and, generally, positive trends in rents and occupancy rates.  However, commercial real estate valuations may be at or near peak levels as investors are growing more cautious about valuations and the general economy.   Leading economic indicators suggest growth will continue in the near term, but could moderate as global economic conditions and geopolitical forces could weigh on the economic outlook for the region as parts of the region’s economy are susceptible to these factors.
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

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 16 - Noninterest Income

	Three Months Ended
	March 31		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,470	$4,166	$304	7.30%
Interchange and ATM fees	3,724	3,100	624	20.13%
Investment management	5,003	5,107	(104)	(2.04)%
Mortgage banking income	1,132	1,126	6	0.53%
Increase in cash surrender value of life insurance policies	1,014	778	236	30.33%
Loan level derivative income	1,722	418	1,304	311.96%
Other noninterest income	2,090	1,862	228	12.24%
Total	$19,155	$16,557	$2,598	15.69%
The primary reasons for the significant variances in the noninterest income category shown in the preceding tables are noted below:
Deposit account fees increased as compared to the prior period as a result of activity and account growth.
Interchange and ATM fees have increased as compared to the prior year period as a result of successful growth of core checking accounts.
Although assets under administration increased from March 31, 2015 by $198.4 million, or 7.8%, to $2.7 billion as of March 31, 2016, investment management income decreased slightly, driven mainly by decreased retail commissions.
Loan level derivative income increased due to increased customer demand during the current period.
Income from the cash surrender value of life insurance policies increased due primarily to additional policies from the Peoples acquisition.
Other noninterest income increased during the three months ended March 31, 2016, mainly due to increases in foreign currency exchange fees, merchant processing income, and asset based lending fee income.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 17 - Noninterest Expense

	Three Months Ended
	March 31		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$27,189	$25,288	$1,901	7.52%
Occupancy and equipment expenses	5,827	6,394	(567)	(8.87)%
Data processing & facilities management	1,206	1,122	84	7.49%
FDIC assessment	1,010	956	54	5.65%
Advertising expense	1,257	834	423	50.72%
Consulting expense	601	755	(154)	(20.40)%
Loss on extinguishment of debt	437	122	315	258.20%
Loss on sale of equity securities	29	—	29	100.00%
Merger and acquisition expenses	334	10,230	(9,896)	(96.74)%
Software maintenance	754	625	129	20.64%
Other noninterest expenses	7,838	8,651	(813)	(9.40)%
Total	$46,482	$54,977	$(8,495)	(15.45)%
The primary reasons for the significant variances in the noninterest expense category shown in the preceding tables are noted below:
The increase in salaries and employee benefits reflects overall increases in the employee base due to the full quarter's impact of the February 2015 Peoples acquisition along with an increase in expenses associated with payroll taxes, medical insurance, commissions and retirement benefits.
Occupancy and equipment expense decreases were attributable to less snow removal costs in the first quarter of 2016 than in 2015, offset by an increase in rent and general expenses due to the full quarter's impact of the 2015 Peoples acquisition.
Advertising expenses increased in the current periods due to both the timing and scale of the spring campaign initiatives.
Consulting expenses decreased due to timing of certain initiatives.
The Company recognized a $437,000 loss in conjunction with its payoff of approximately $49.0 million in Federal Home Loan Bank borrowings in the first quarter of 2016, and a $122,000 loss in conjunction with its payoff of approximately $30.0 million in subordinated debentures in the first quarter of 2015.
Merger and acquisition expense in 2016 is related to the recently announced New England Bancorp acquisition scheduled to close in the fourth quarter of 2016. The prior year expense is related to the 2015 Peoples acquisition.
Other noninterest expenses decreased in the current year period due primarily to decreases in loan workout costs and provision for unfunded commitments, offset by increases in debit card expenses and legal fees.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 18 - Tax Provision and Applicable Tax Rates

	Three Months Ended
	March 31
	2016	2015
	(Dollars in thousands)
Combined federal and state income tax provisions	$8,428	$3,869
Effective income tax rates	31.17%	29.03%
The Company's blended statutory tax rate was 40.86% for the three month period ending March 31, 2016 and 40.70% for the three month period ending March 31, 2015. The effective income tax rates noted in the table above are lower than the blended statutory tax rate due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in low income housing project investments. The increase in the effective income tax rate for 2016 is primarily due to a reduction in the benefits recognized from New Markets Tax Credits.

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
Table 19 - New Markets Tax Credit Recognition Schedule

Investment		2016	2017	2018	2019	Total Remaining Credits

2009	10,000	—	—	—	—	—
2010	40,000	2,400	—	—	—	2,400
2012	21,400	1,285	1,285	1,285	—	3,855
2013	44,600	2,675	2,675	2,675	2,675	10,700
Total	$116,000	$6,360	$3,960	$3,960	$2,675	$16,955

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2032, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $42.2 million, of which $30.2 million has been funded. It is expected that the limited partnership investments will generate a net tax benefit of approximately $1.7 million for the full calendar year of 2016 and a total of $12.7 million over the remaining life of the investments from the combination of the tax credits and operating losses.

Risk Management
The Company’s Board of Directors and Executive Management have identified significant risk categories which affect the Company. The risk categories include: credit risk, operations risk, compliance risk, strategic and reputation risk, market risk and liquidity risk. The Board of Directors has approved an Enterprise Risk Management Policy that addresses each category of risk. The Portfolio Risk Manager, Chief Financial Officer, Chief Information Officer, Director of Enterprise Risk Management, Compliance Officer, Executive Vice President of Commercial Lending and other members of management provide regular reports to the Board of Directors, identifying key risk issues and plans to address these issues. The Board of Directors will ensure the level of risk is within limits established by both the Risk Management Policy and other previously approved policies.
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
Operations Risk    Operations risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, natural disasters, physical security and information security risks including cyber security risk. The Company continuously strives to strengthen its system of internal controls, operating processes and employee awareness. The Bank has an Operations Risk Management Committee that meets monthly and reports to the Board quarterly or more frequently if warranted. The Committee is chaired by the Director Enterprise Risk Management and members of the Committee include representatives from Audit, Finance, Technology, Operations, Information Security, Compliance and periodic attendance from business units throughout the organization. An operations risk management dashboard is updated quarterly and reviewed with the Board.
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
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for March 31, 2016 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual (12 to 24 months) shifts in interest. Additionally, the Company analyzed a separate alternative scenario, labeled "Flat Up 200". In this scenario the short term end of the yield curve increases 200 bps over the first 12 months of the simulation, while the long term end of the curve remains relatively flat.
The results of all scenarios are outlined in the table below:
Table 20 - Interest Rate Sensitivity

	Impact on Net Interest Income
	March 31
	2016		2015
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(2.7)%	(7.1)%	(0.6)%	(5.2)%
+100	5.8%	7.9%	5.1%	7.0%
+200	11.5%	16.4%	10.1%	14.6%
+300	17.0%	24.7%	15.0%	22.2%
+400	22.4%	32.8%	19.9%	29.6%

Gradual rate shifts (basis points)
-100 over 12 months	(1.1)%	(5.6)%	0.2%	(3.5)%
+200 over 12 months	5.2%	14.1%	4.5%	12.4%
+400 over 24 months	5.2%	19.4%	4.5%	17.1%
Flat +500 over 12 months	6.7%	24.2%	5.6%	20.4%

Alternative scenarios
Flat up 200 basis points scenario	5.5%	13.5%	4.3%	10.2%

The Company's policy on interest rate risk simulation also specifies that estimated net interest income for the second year of all “core scenarios” should not decline by more than 15.0%. The Company was well within policy limits at March 31, 2016 and 2015. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
The most significant factors affecting market risk exposure of the Company’s net interest income during the three months ended March 31, 2016 were the shape of the U.S. Government securities and interest rate swap yield curve, the level of U.S. prime interest rate and LIBOR rates, and the level of interest rates being offered on long-term fixed rate loans.
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
The Company’s earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines. See Note 3, “Securities” within Notes to Consolidated Financial Statements included in Item 1 hereof.
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
The Company actively manages its liquidity position under the direction of the Asset Liability Committee of the Bank ("ALCO"). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB less short-term liabilities relative to total assets, was within policy limits at March 31, 2016. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 21 - Sources of Liquidity

	March 31, 2016			December 31, 2015
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$50,840	$817,733		$102,080	$777,452
Federal Reserve Bank of Boston	—	665,524	(3)	—	715,732
Unpledged Securities	—	543,263		—	530,630
Customer repurchase agreements	134,568	—	(4)	133,958	—	(4)
Junior subordinated debentures (1)	73,257	—	(4)	73,306	—	(4)
Subordinated debt	34,600	—	(4)	34,589	—	(4)
Brokered deposits (2)	35,479	—	(4)	46,287	—	(4)
	$328,744	$2,026,520		$390,220	$2,023,814

(1)	Amounts shown are inclusive of fair value marks associated with previous acquisitions.

(2)	Inclusive of $34.5 million and $34.9 million of brokered deposits acquired through participation in the CDARS program as of March 31, 2016 and December 31, 2015, respectively.

(3)
Loans with a carrying value of $1.2 billion and $1.3 billion at March 31, 2016 and December 31, 2015 have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

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
Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the three months ended March 31, 2016. See Note 8, "Derivative and Hedging Activities" and Note 12, "Commitments and Contingencies" within Notes to Consolidated Financial Statements included in Item 1 hereof for more information relating to the Company's off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the three months ended March 31, 2016. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a complete table of contractual obligations, commitments and contingencies.

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

Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At March 31, 2016, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business or due to acquisitions. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors
As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2016:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
January 1 to January 31, 2016	—	$—	—	—
February 1 to February 29, 2016	11,819	$43.20	—	—
March 1 to March 31, 2016	3,369	$47.14	—	—
Total	15,188		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants.

(2)	The Company does not currently have a stock repurchase program or plan in place.

Item  3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Index

No.	Exhibit

2.1
Agreement and Plan of Merger dated March 17, 2016 by and among Independent Bank Corp., Rockland Trust Company, New England Bancorp, Inc., and Bank of Cape Cod is incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 18, 2016. (SEC File No. 001-09047)

10.1
Independent Bank Corp. and Rockland Trust Company Executive Officer Performance Incentive Plan is incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 17, 2016. (SEC File No. 001-09047)

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
INDEPENDENT BANK CORP.
(registrant)

May 5, 2016	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

May 5, 2016	/s/ Robert Cozzone
Robert Cozzone Chief Financial Officer and Treasurer (Principal Financial Officer)