Form 10-Q
period 2016-06-30
INDEPENDENT BANK CORP
filed 2016-08-04
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
Commission File Number: 1-9047
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2016, there were 26,328,686 shares of the issuer’s common stock outstanding, par value $0.01 per share.

Table 18 - Noninterest Expense - Three and Six Months Ended	81
Table 19 - Tax Provision and Applicable Tax Rates	83
Table 20 - New Markets Tax Credit Recognition Schedule	83
Table 21 - Interest Rate Sensitivity	85
Table 22 - Sources of Liquidity	87

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands, except share data)

	June 30, 2016	December 31 2015
Assets
Cash and due from banks	$102,397	$84,813
Interest-earning deposits with banks	229,740	190,952
Securities
Securities - trading	799	356
Securities - available for sale	389,824	367,249
Securities - held to maturity (fair value $451,920 and $478,749)	438,656	477,507
Total securities	829,279	845,112
Loans held for sale (at fair value)	12,927	5,990
Loans
Commercial and industrial	875,164	843,276
Commercial real estate	2,727,143	2,653,434
Commercial construction	367,559	373,368
Small business	111,035	96,246
Residential real estate	628,348	638,606
Home equity - first position	554,624	543,092
Home equity - subordinate positions	393,952	384,711
Other consumer	16,428	14,988
Total loans	5,674,253	5,547,721
Less: allowance for loan losses	(57,727)	(55,825)
Net loans	5,616,526	5,491,896
Federal Home Loan Bank stock	11,304	14,431
Bank premises and equipment, net	76,173	75,663
Goodwill	201,083	201,083
Other intangible assets	10,443	11,826
Cash surrender value of life insurance policies	136,724	134,627
Other real estate owned and other foreclosed assets	1,845	2,159
Other assets	190,425	150,917
Total assets	$7,418,866	$7,209,469
Liabilities and Stockholders' Equity
Deposits
Demand deposits	1,908,986	1,846,593
Savings and interest checking accounts	2,469,162	2,370,141
Money market	1,175,669	1,089,139
Time certificates of deposit of $100,000 and over	263,490	274,701
Other time certificates of deposits	380,585	410,129
Total deposits	6,197,892	5,990,703
Borrowings
Federal Home Loan Bank borrowings	50,833	102,080
Customer repurchase agreements and other short-term borrowings	139,716	133,958

Junior subordinated debentures (less unamortized debt issuance costs of $147 and $158)	73,207	73,306
Subordinated debentures (less unamortized debt issuance costs of $388 and $411)	34,612	34,589
Total borrowings	298,368	343,933
Other liabilities	118,709	103,370
Total liabilities	6,614,969	6,438,006
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value. authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value. authorized: 75,000,000 shares, issued and outstanding: 26,309,887 shares at June 30, 2016 and 26,236,352 shares at December 31, 2015 (includes 223,393 and 230,900 shares of unvested participating restricted stock awards, respectively)	261	260
Shares held in rabbi trust at cost: 167,287 shares at June 30, 2016 and 173,378 shares at December 31, 2015	(4,113)	(3,958)
Deferred compensation and other retirement benefit obligations	4,113	3,958
Additional paid in capital	408,155	405,486
Retained earnings	391,898	368,169
Accumulated other comprehensive income (loss), net of tax	3,583	(2,452)
Total stockholders’ equity	803,897	771,463
Total liabilities and stockholders' equity	$7,418,866	$7,209,469
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Interest income
Interest and fees on loans	$55,636	$54,016	$109,905	$105,704
Taxable interest and dividends on securities	5,269	4,852	10,466	9,479
Nontaxable interest and dividends on securities	29	30	61	64
Interest on loans held for sale	57	58	89	109
Interest on federal funds sold and short-term investments	169	60	380	91
Total interest and dividend income	61,160	59,016	120,901	115,447
Interest expense
Interest on deposits	2,738	2,922	5,606	5,685
Interest on borrowings	1,889	2,347	3,871	4,765
Total interest expense	4,627	5,269	9,477	10,450
Net interest income	56,533	53,747	111,424	104,997
Provision for loan losses	600	700	1,125	200
Net interest income after provision for loan losses	55,933	53,047	110,299	104,797
Noninterest income
Deposit account fees	4,471	4,465	8,941	8,631
Interchange and ATM fees	4,136	3,767	7,860	6,868
Investment management	5,734	5,528	10,737	10,635
Mortgage banking income	1,363	1,226	2,495	2,352
Gain on sale of equity securities	5	19	5	19
Gain on sale of fixed income securities	—	798	—	798
Increase in cash surrender value of life insurance policies	982	949	1,996	1,727
Loan level derivative income	2,095	1,430	3,817	1,848
Other noninterest income	2,309	2,079	4,399	3,939
Total noninterest income	21,095	20,261	40,250	36,817
Noninterest expenses
Salaries and employee benefits	26,977	26,318	54,166	51,606
Occupancy and equipment expenses	5,667	5,672	11,494	12,066
Data processing and facilities management	1,225	1,228	2,431	2,350
FDIC assessment	920	1,017	1,930	1,973
Advertising expense	1,223	1,853	2,480	2,687
Consulting expense	864	829	1,465	1,585
Loss on extinguishment of debt	—	—	437	122
Loss on sale of equity securities	3	8	32	8
Loss on sale of fixed income securities	—	1,124	—	1,124
Merger and acquisition expense	206	271	540	10,501
Software maintenance	735	677	1,489	1,302
Other noninterest expenses	9,326	9,647	17,164	18,298
Total noninterest expenses	47,146	48,644	93,628	103,622
Income before income taxes	29,882	24,664	56,921	37,992
Provision for income taxes	9,508	7,213	17,936	11,082
Net income	$20,374	$17,451	$38,985	$26,910
Basic earnings per share	$0.77	$0.67	$1.48	$1.05
Diluted earnings per share	$0.77	$0.67	$1.48	$1.05
Weighted average common shares (basic)	26,304,129	26,149,593	26,289,726	25,558,016
Common shares equivalents	47,885	71,819	45,679	76,626
Weighted average common shares (diluted)	26,352,014	26,221,412	26,335,405	25,634,642
Cash dividends declared per common share	$0.29	$0.26	$0.58	$0.52
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net income	$20,374	$17,451	$38,985	$26,910
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	1,854	(2,228)	5,935	(667)
Net change in fair value of cash flow hedges	(144)	382	(21)	464
Net change in other comprehensive income for defined benefit postretirement plans	61	123	121	199
Total other comprehensive income (loss)	1,771	(1,723)	6,035	(4)
Total comprehensive income	$22,145	$15,728	$45,020	$26,906
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation and Other Retirement Benefit Obligations	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2015	26,236,352	$260	$(3,958)	$3,958	$405,486	$368,169	$(2,452)	$771,463
Net income	—	—	—	—	—	38,985	—	38,985
Other comprehensive income	—	—	—	—	—	—	6,035	6,035
Common dividend declared ($0.58 per share)	—	—	—	—	—	(15,256)	—	(15,256)
Proceeds from exercise of stock options, net of cash paid	6,652	—	—	—	144	—	—	144
Tax benefit related to equity award activity	—	—	—	—	327	—	—	327
Stock based compensation	—	—	—	—	1,633	—	—	1,633
Restricted stock awards issued, net of awards surrendered	42,967	1	—	—	(674)	—	—	(673)
Shares issued under direct stock purchase plan	23,916	—	—	—	1,060	—	—	1,060
Deferred compensation and other retirement benefit obligations	—	—	(155)	155		—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	179	—	—	179
Balance June 30, 2016	26,309,887	$261	$(4,113)	$4,113	$408,155	$391,898	$3,583	$803,897

Balance December 31, 2014	23,998,738	$237	$(3,666)	$3,666	$311,978	$330,444	$(2,132)	$640,527
Net income	—	—	—	—	—	26,910	—	26,910
Other comprehensive loss	—	—	—	—	—	—	(4)	(4)
Common dividend declared ($0.52 per share)	—	—	—	—	—	(13,597)	—	(13,597)
Common stock issued for acquisition	2,052,137	21	—	—	86,394	—	—	86,415
Proceeds from exercise of stock options, net of cash paid	40,314	—	—	—	311	—	—	311
Tax benefit related to equity award activity	—	—	—	—	546	—	—	546
Stock based compensation	—	—	—	—	1,362	—	—	1,362
Restricted stock awards issued, net of awards surrendered	36,101	1	—	—	(646)	—	—	(645)
Shares issued under direct stock purchase plan	31,536	—	—	—	1,327	—	—	1,327
Deferred compensation and other retirement benefit obligations	—	—	(119)	119	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	165	—	—	165
Balance June 30, 2015	26,158,826	$259	$(3,785)	$3,785	$401,437	$343,757	$(2,136)	$743,317
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Six Months Ended
	June 30
	2016	2015
Cash flow from operating activities
Net income	$38,985	$26,910
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,242	6,431
Provision for loan losses	1,125	200
Deferred income tax expense	415	5,372
Net loss on sale of securities	27	315
Net loss on fixed assets	13	110
Loss on extinguishment of debt	437	122
Net loss on other real estate owned and foreclosed assets	41	630
Realized gain on sale leaseback transaction	(517)	(517)
Stock based compensation	1,633	1,362
Excess tax benefit related to equity award activity	(327)	(546)
Increase in cash surrender value of life insurance policies	(1,996)	(1,727)
Change in fair value on loans held for sale	(13)	(184)
Net change in:
Trading assets	(443)	(489)
Loans held for sale	(6,924)	(3,656)
Other assets	(45,265)	16,066
Other liabilities	19,615	(12,527)
Total adjustments	(24,937)	10,962
Net cash provided by operating activities	14,048	37,872
Cash flows used in investing activities
Proceeds from sales of securities available for sale	285	14,344
Proceeds from maturities and principal repayments of securities available for sale	32,625	34,849
Purchases of securities available for sale	(46,358)	(34,193)
Proceeds from maturities and principal repayments of securities held to maturity	39,028	29,030
Purchases of securities held to maturity	—	(81,859)
Redemption of Federal Home Loan Bank stock	3,127	—
Investments in low income housing projects	(4,431)	(12,272)
Purchases of life insurance policies	(101)	(100)
Net increase in loans	(126,406)	(1,137)
Cash used in business combinations, net of cash acquired	—	(13,448)
Purchases of bank premises and equipment	(4,003)	(4,537)
Proceeds from the sale of bank premises and equipment	14	347
Proceeds from the sale of other real estate owned and foreclosed assets	795	3,879
Net payments relating to other real estate owned and foreclosed assets	(145)	(765)
Net cash used in investing activities	(105,570)	(65,862)
Cash flows provided by financing activities
Net decrease in time deposits	(40,755)	(39,853)

Net increase in other deposits	247,944	367,667
Net repayments of short-term Federal Home Loan Bank borrowings	—	(10,000)
Repayments of long-term Federal Home Loan Bank borrowings	(51,641)	(3,000)
Net increase (decrease) in customer repurchase agreements	5,758	(28,451)
Repayments of subordinated debentures	—	(30,000)
Net proceeds from exercise of stock options	144	311
Restricted stock awards issued, net of awards surrendered	(673)	(645)
Excess tax benefit from stock based compensation	327	546
Tax benefit from deferred compensation distribution	179	165
Proceeds from shares issued under direct stock purchase plan	1,060	1,327
Common dividends paid	(14,449)	(12,555)
Net cash provided by financing activities	147,894	245,512
Net increase in cash and cash equivalents	56,372	217,522
Cash and cash equivalents at beginning of year	275,765	178,254
Cash and cash equivalents at end of period	332,137	395,776
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$377	$983
Other net transfers to other real estate owned	$—	$142
Net decrease in capital commitments relating to low income housing project investments	$180	$1,055
In conjunction with the Peoples Federal Bancshares, Inc. acquisition, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$—	$86,415
Fair value of assets acquired, net of cash acquired	$—	$598,376
Fair value of liabilities assumed	$—	$498,513
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

FASB ASC Topic 326 "Financial Instruments - Credit Losses" Update No. 2016-13. Update No. 2016-13 was issued in June 2016 to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with earlier adoption permitted as of fiscal years beginning after December 15, 2018, including interim periods with those fiscal years. The Company is currently assessing the impact of the adoption of this standard on the Company's consolidated financial position.

FASB ASC Topic 606 "Revenue from Contracts with Customers" Update No. 2016-12. Update No. 2016-12 was issued in May 2016. This update does not affect the core principle of the guidance. It only affects the narrow aspects of Topic 606, such as assessing the collectability criterion, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and other technical corrections. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 31, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

FASB ASC Topic 605 "Revenue Recognition" and Topic 815 "Derivatives and Hedging" Update No. 2016-11. Update No. 2016-11 was issued in May 2016 and is a rescission of SEC guidance because of ASU Updates 2014-09 and 2014-16 pursuant to staff announcements at the March 3, 2016 Emerging Issues Task Force meeting. The amendments in this update are effective upon adoption of Topic 606 "Revenue from Contracts with Customers." The Company is currently assessing the impact of the adoption of this standard on the Company's consolidated financial position.

FASB ASC Topic 606 "Revenue from Contracts with Customers" Update No. 2016-10. Update No. 2016-10 was issued in April 2016 and affects entities that enter into contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration. The amendments in this update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 31, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact of the adoption of this standard on the Company's consolidated financial position.

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
FASB ASC Topic 815 "Derivative and Hedging - Contingent Put and Call Options in Debt Instruments" Update No. 2016-6. Update No. 2016-6 was issued in March 2016 to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. An entity has an option to apply the amendments in this update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.
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
FASB ASC Topic 825-10 "Financial Instruments - Overall Recognition and Measurement of Financial Assets and Financial Liabilities" Update No. 2016-01. Update No. 2016-01 was issued in January 2016 to amend the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the update retains many current requirements, it significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The update also amends certain disclosure requirements associated with the fair value of financial instruments and various other aspects of recognition, measurement, presentation and disclosure of financial instruments. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for only certain guidance. The Company is currently assessing the impact of the adoption of this standard on the Company's consolidated financial position.
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

NOTE 3 - SECURITIES
Trading Securities

The Company had trading securities of $799,000 and $356,000 as of June 30, 2016 and December 31, 2015, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified
401(k) Restoration Plan and Non-Qualified Deferred Compensation Plan.

Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost and gross unrealized holding gains and losses recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods below:

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$26,988	$953	$—	$27,941	$29,958	$261	$(4)	$30,215
Agency mortgage-backed securities	186,221	8,230	(3)	194,448	207,693	4,227	(983)	210,937
Agency collateralized mortgage obligations	102,381	1,712	(123)	103,970	64,157	179	(752)	63,584
State, county, and municipal securities	4,267	129	—	4,396	4,543	116	—	4,659
Single issuer trust preferred securities issued by banks	2,337	5	(78)	2,264	2,865	8	(81)	2,792
Pooled trust preferred securities issued by banks and insurers	2,209	—	(703)	1,506	2,217	—	(645)	1,572
Small business administration pooled securities	39,252	1,212	—	40,464	40,472	87	(110)	40,449
Equity securities	14,367	755	(287)	14,835	13,235	374	(568)	13,041
Total available for sale securities	$378,022	$12,996	$(1,194)	$389,824	$365,140	$5,252	$(3,143)	$367,249
Held to maturity securities
U.S. Treasury securities	$1,008	$92	$—	$1,100	$1,009	$55	$—	$1,064
Agency mortgage-backed securities	155,468	6,974	—	162,442	167,134	3,460	(219)	170,375
Agency collateralized mortgage obligations	247,313	5,316	(446)	252,183	267,348	1,195	(3,652)	264,891
State, county, and municipal securities	—	—	—	—	225	2	—	227
Single issuer trust preferred securities issued by banks	1,500	46	—	1,546	1,500	22	—	1,522
Small business administration pooled securities	33,367	1,282	—	34,649	35,291	437	(64)	35,664
Corporate debt securities	—	—	—	—	5,000	6	—	5,006
Total held to maturity securities	$438,656	$13,710	$(446)	$451,920	$477,507	$5,177	$(3,935)	$478,749
Total	$816,678	$26,706	$(1,640)	$841,744	$842,647	$10,429	$(7,078)	$845,998
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of June 30, 2016 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—	$32	$32
Due after one year to five years	24,601	25,143	16,186	16,973
Due after five to ten years	96,138	99,926	26,469	27,595
Due after ten years	242,916	249,920	395,969	407,320
Total debt securities	$363,655	$374,989	$438,656	$451,920
Equity securities	$14,367	$14,835	$—	$—
Total	$378,022	$389,824	$438,656	$451,920
Inclusive in the table above is $14.4 million of callable securities in the Company’s investment portfolio at June 30, 2016.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $450.4 million and $444.8 million at June 30, 2016 and December 31, 2015, respectively.
At June 30, 2016 and December 31, 2015, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.
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
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2016
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	1	$434	$(3)	$—	$—	$434	$(3)
Agency collateralized mortgage obligations	7	—	—	54,467	(569)	54,467	(569)
Single issuer trust preferred securities issued by banks and insurers	2	—	—	2,014	(78)	2,014	(78)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,506	(703)	1,506	(703)
Equity securities	25	408	(22)	6,391	(265)	6,799	(287)
Total temporarily impaired securities	36	$842	$(25)	$64,378	$(1,615)	$65,220	$(1,640)

	December 31, 2015
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S.government agency securities	3	$1,990	$(4)	$—	$—	$1,990	$(4)
Agency mortgage-backed securities	57	112,648	(1,062)	4,297	(140)	116,945	(1,202)
Agency collateralized mortgage obligations	23	147,707	(1,420)	80,927	(2,984)	228,634	(4,404)
Single issuer trust preferred securities issued by banks and insurers	2	1,018	(33)	1,018	(48)	2,036	(81)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,572	(645)	1,572	(645)
Small business administration pooled securities	3	37,986	(174)	—	—	37,986	(174)
Equity securities	34	3,481	(189)	4,971	(379)	8,452	(568)
Total temporarily impaired securities	123	$304,830	$(2,882)	$92,785	$(4,196)	$397,615	$(7,078)
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at June 30, 2016:

•
Agency Mortgage-Backed Securities and Agency Collateralized Mortgage Obligations: These portfolios have contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are either implicitly or explicitly guaranteed by the U.S. Government or one of its agencies.

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

The following table shows the total OTTI that the Company recorded for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
	(Dollars in thousands)
Gross change in OTTI recorded on certain investments	$—	$—	$—	$84
Portion of OTTI recognized in OCI	—	—	—	(84)
Total credit related OTTI recognized in earnings	$—	$—	$—	$—
The following table shows the cumulative credit related component of OTTI for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
(Dollars in thousands)
Balance at beginning of period	$—	$(9,997)	$—	$(9,997)
Add
Incurred on securities not previously impaired	—	—	—	—
Incurred on securities previously impaired	—	—	—	—
Less
Securities sold during the period	—	9,997	—	9,997
Reclassification due to changes in Company's intent	—	—	—	—
Increases in cash flow expected to be collected	—	—	—	—
Balance at end of period	$—	$—	$—	$—

NOTE 4 - LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY
The following tables bifurcate the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	June 30, 2016
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$870,533	$2,697,559	$367,559	$109,958	$604,724	$942,604	$15,942	$5,608,879
Individually evaluated for impairment	$4,631	$18,775	$—	$1,077	$14,642	$5,764	$484	$45,373
Purchased credit impaired loans	$—	$10,809	$—	$—	$8,982	$208	$2	$20,001
Total loans by group	$875,164	$2,727,143	$367,559	$111,035	$628,348	$948,576	$16,428	$5,674,253	(1)

	December 31, 2015
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$838,129	$2,619,294	$373,064	$95,225	$614,014	$921,563	$14,427	$5,475,716
Individually evaluated for impairment	$5,147	$22,986	$304	$1,021	$15,405	$5,989	$558	$51,410
Purchased credit impaired loans	$—	$11,154	$—	$—	$9,187	$251	$3	$20,595
Total loans by group	$843,276	$2,653,434	$373,368	$96,246	$638,606	$927,803	$14,988	$5,547,721	(1)

(1)
The amount of net deferred fees on loans and net unamortized discounts on acquired loans not deemed to be purchased credit impaired ("PCI") included in the ending balance was $10.6 million and $10.9 million at June 30, 2016 and December 31, 2015 respectively.

The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended June 30, 2016
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,485	$28,595	$5,100	$1,341	$2,567	$4,915	$429	$56,432
Charge-offs	(2)	(25)	—	(30)	(8)	(190)	(322)	(577)
Recoveries	649	223	—	73	51	26	250	1,272
Provision (benefit)	(105)	218	116	57	(32)	235	111	600
Ending balance	$14,027	$29,011	$5,216	$1,441	$2,578	$4,986	$468	$57,727

	Three Months Ended June 30, 2015
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$14,557	$26,285	$4,142	$1,222	$2,726	$4,906	$677	$54,515
Charge-offs	(473)	(67)	—	(47)	(17)	(248)	(247)	(1,099)
Recoveries	502	169	—	66	1	31	110	879
Provision (benefit)	693	(28)	(71)	7	(159)	182	76	700
Ending balance	$15,279	$26,359	$4,071	$1,248	$2,551	$4,871	$616	$54,995

	Six Months Ended June 30, 2016
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,802	$27,327	$5,366	$1,264	$2,590	$4,889	$587	$55,825
Charge-offs	(4)	(25)	—	(93)	(27)	(337)	(628)	(1,114)
Recoveries	787	412	—	94	51	53	494	1,891
Provision (benefit)	(558)	1,297	(150)	176	(36)	381	15	1,125
Ending balance	$14,027	$29,011	$5,216	$1,441	$2,578	$4,986	$468	$57,727
Ending balance: individually evaluated for impairment	$255	$791	$—	$3	$1,188	$228	$27	$2,492
Ending balance: collectively evaluated for impairment	$13,772	$28,220	$5,216	$1,438	$1,390	$4,758	$441	$55,235
	Six Months Ended June 30, 2015
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,573	$25,873	$3,945	$1,171	$2,834	$4,956	$748	$55,100
Charge-offs	(1,034)	(208)	—	(196)	(202)	(411)	(573)	(2,624)
Recoveries	881	854	—	132	46	105	301	2,319
Provision (benefit)	(141)	(160)	126	141	(127)	221	140	200
Ending balance	$15,279	$26,359	$4,071	$1,248	$2,551	$4,871	$616	$54,995
Ending balance: individually evaluated for impairment	$310	$201	$—	$4	$1,337	$250	$30	$2,132
Ending balance: collectively evaluated for impairment	$14,969	$26,158	$4,071	$1,244	$1,214	$4,621	$586	$52,863
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
The following table details the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		June 30, 2016
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$811,834	$2,581,659	$361,211	$107,949	$3,862,653
Potential weakness	7	44,942	90,371	4,964	2,310	142,587
Definite weakness-loss unlikely	8	18,363	54,076	1,384	694	74,517
Partial loss probable	9	25	1,037	—	82	1,144
Definite loss	10	—	—	—	—	—
Total		$875,164	$2,727,143	$367,559	$111,035	$4,080,901

		December 31, 2015
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$765,753	$2,484,025	$363,781	$93,008	$3,706,567
Potential weakness	7	54,375	112,022	7,678	2,444	176,519
Definite weakness-loss unlikely	8	23,073	56,276	1,909	732	81,990
Partial loss probable	9	75	1,111	—	62	1,248
Definite loss	10	—	—	—	—	—
Total		$843,276	$2,653,434	$373,368	$96,246	$3,966,324

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

	June 30, 2016	December 31, 2015
Residential portfolio
FICO score (re-scored)(1)	742	742
LTV (re-valued)(2)	61.9%	61.4%
Home equity portfolio
FICO score (re-scored)(1)	766	765
LTV (re-valued)(2)	55.9%	55.8%

(1)
The average FICO scores for June 30, 2016 are based upon rescores available from May 31, 2016 and origination score data for loans booked between June 1, 2016 and June 30, 2016. The average FICO scores for December 31, 2015 are based upon rescores available from November 30, 2015 and origination score data for loans booked between December 1, 2015 and December 31, 2015.

(2)
The combined LTV ratios for June 30, 2016 are based upon updated automated valuations as of March 31, 2015 and origination value data for loans booked between April 1, 2015 and June 30, 2016. The combined LTV ratios for December 31, 2015 are based upon updated automated valuations as of March 31, 2015 and actual score data for loans booked from April 1, 2015 through December 31, 2015. For home equity loans and lines in a subordinate lien position, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

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

The following table shows information regarding nonaccrual loans at the dates indicated:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Commercial and industrial	$3,177	$3,699
Commercial real estate	8,220	7,856
Commercial construction	—	304
Small business	349	239
Residential real estate	7,116	8,795
Home equity	6,684	6,742
Other consumer	81	55
Total nonaccrual loans(1)	$25,627	$27,690

(1)	Included in these amounts were $5.1 million and $5.2 million of nonaccruing TDRs at June 30, 2016 and December 31, 2015, respectively.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$1,467	$1,430
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,137	$1,059
The following table shows the age analysis of past due financing receivables as of the dates indicated:

	June 30, 2016
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	3	$243	—	$—	10	$2,645	13	$2,888	$872,276	$875,164	$—
Commercial real estate	14	6,360	3	1,576	9	4,120	26	12,056	2,715,087	2,727,143	—
Commercial construction	—	—	—	—	—	—	—	—	367,559	367,559	—
Small business	10	26	3	68	17	186	30	280	110,755	111,035	—
Residential real estate	19	2,763	8	1,172	23	3,639	50	7,574	620,774	628,348	—
Home equity	20	1,371	12	478	26	2,012	58	3,861	944,715	948,576	—
Other consumer (1)	243	209	16	27	16	49	275	285	16,143	16,428	1
Total	309	$10,972	42	$3,321	101	$12,651	452	$26,944	$5,647,309	$5,674,253	$1

	December 31, 2015
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	9	$399	4	$1,021	8	$3,039	21	$4,459	$838,817	$843,276	$—
Commercial real estate	19	7,349	6	1,627	13	4,458	38	13,434	2,640,000	2,653,434	—
Commercial construction	—	—	—	—	1	304	1	304	373,064	373,368	—
Small business	11	93	4	9	13	69	28	171	96,075	96,246	—
Residential real estate	20	3,119	11	2,049	19	3,433	50	8,601	630,005	638,606	—
Home equity	21	1,526	11	903	20	1,338	52	3,767	924,036	927,803	—
Other consumer (1)	297	231	12	65	13	25	322	321	14,667	14,988	—
Total	377	$12,717	48	$5,674	87	$12,666	512	$31,057	$5,516,664	$5,547,721	$—

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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
TDRs on accrual status	$28,319	$32,849
TDRs on nonaccrual	5,121	5,225
Total TDRs	$33,440	$38,074
Amount of specific reserves included in the allowance for loan losses associated with TDRs	$1,592	$1,628
Additional commitments to lend to a borrower who has been a party to a TDR	$1,104	$972
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
The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	4	$253	$253	7	$528	$528
Commercial real estate	4	918	918	6	1,343	1,343
Small business	2	109	109	2	109	109
Residential real estate	3	744	744	5	1,167	1,209
Home equity	3	123	123	4	304	304
Other consumer	1	22	22	5	107	107
Total	17	$2,169	$2,169	29	$3,558	$3,600

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	7	$1,197	$1,197	10	$1,353	$1,353
Commercial real estate	4	2,071	2,071	5	2,310	2,310
Small business	3	116	116	5	166	166
Residential real estate	—	—	—	3	157	157
Home equity	1	31	31	3	215	215
Total	15	$3,415	$3,415	26	$4,201	$4,201

(1)
The post-modification balances represent the legal principal balance of the loan on the date of modification. These amounts may show an increase when modifications include a capitalization of interest.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)
Extended maturity	$1,189	$1,005	$2,382	$1,648
Adjusted interest rate	92	—	92	—
Combination rate and maturity	22	2,410	260	2,523
Court ordered concession	866	—	866	30
Total	$2,169	$3,415	$3,600	$4,201

The Company considers a loan to have defaulted when it reaches 90 days past due. There were no loans that have been modified during the past twelve months which have subsequently defaulted during the three months ended June 30, 2016 and 2015. The following table shows loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated:

	Six Months Ended June 30
	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial real estate	—	$—	2	$880
Commercial and industrial	—	—	3	339
	—	$—	5	$1,219
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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio at the dates indicated:

	June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,201	$2,572	$—
Commercial real estate	12,093	13,272	—
Small business	684	777	—
Residential real estate	4,283	4,601	—
Home equity	4,504	4,626	—
Other consumer	135	135	—
Subtotal	23,900	25,983	—
With an allowance recorded
Commercial and industrial	$2,430	$2,579	$255
Commercial real estate	6,682	6,766	791
Small business	393	415	3
Residential real estate	10,359	11,338	1,188
Home equity	1,260	1,468	228
Other consumer	349	368	27
Subtotal	21,473	22,934	2,492
Total	$45,373	$48,917	$2,492

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,613	$3,002	$—
Commercial real estate	12,008	13,128	—
Commercial construction	304	305	—
Small business	527	618	—
Residential real estate	3,874	4,033	—
Home equity	4,893	5,005	—
Other consumer	184	185	—
Subtotal	24,403	26,276	—
With an allowance recorded
Commercial and industrial	$2,534	$2,648	$183
Commercial real estate	10,978	11,047	204
Small business	494	523	4
Residential real estate	11,531	12,652	1,278
Home equity	1,096	1,287	238
Other consumer	374	389	23
Subtotal	27,007	28,546	1,930
Total	$51,410	$54,822	$1,930
The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,349	$15	$2,415	$30
Commercial real estate	12,205	103	12,327	207
Small business	677	5	691	11
Residential real estate	4,315	51	4,331	101
Home equity	4,537	46	4,567	93
Other consumer	138	3	142	5
Subtotal	24,221	223	24,473	447
With an allowance recorded
Commercial and industrial	$2,458	$6	$2,487	$12
Commercial real estate	6,716	51	6,744	102
Small business	401	6	410	13
Residential real estate	10,394	91	10,424	184
Home equity	1,311	13	1,316	23
Other consumer	357	2	362	4
Subtotal	21,637	169	21,743	338
Total	$45,858	$392	$46,216	$785

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,842	$40	$2,927	$81
Commercial real estate	14,467	227	15,044	471
Commercial construction	310	3	311	7
Small business	459	6	471	13
Residential real estate	3,385	40	3,403	79
Home equity	4,585	51	4,613	102
Other consumer	1,204	6	1,074	11
Subtotal	27,252	373	27,843	764
With an allowance recorded
Commercial and industrial	$2,712	$31	$2,749	$62
Commercial real estate	15,231	204	15,292	406
Small business	442	7	453	15
Residential real estate	11,608	128	11,662	295
Home equity	1,336	16	1,345	31
Other consumer	472	5	490	9
Subtotal	31,801	391	31,991	818
Total	$59,053	$764	$59,834	$1,582

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

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Outstanding balance	$22,293	$23,199
Carrying amount	$20,001	$20,595

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning balance	$2,779	$2,628	$2,827	$2,974
Acquisition	—	—	—	319
Accretion	(420)	(583)	(829)	(1,546)
Other change in expected cash flows (1)	234	481	531	700
Reclassification from nonaccretable difference for loans which have paid off (2)	32	1	96	80
Ending balance	$2,625	$2,527	$2,625	$2,527

(1) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).
(2) Results in increased interest income during the period in which the loan paid off at amount greater than originally expected.

NOTE 5 -EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
	(Dollars in thousands, except share and per share data)
Net income	$20,374	$17,451	$38,985	$26,910

Weighted Average Shares
Basic shares	26,304,129	26,149,593	26,289,726	25,558,016
Effect of dilutive securities	47,885	71,819	45,679	76,626
Diluted shares	26,352,014	26,221,412	26,335,405	25,634,642

Net income per share
Basic EPS	$0.77	$0.67	$1.48	$1.05
Effect of dilutive securities	—	—	—	—
Diluted EPS	$0.77	$0.67	$1.48	$1.05
The following table illustrates the options to purchase common stock or shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Stock options	—	—	3,626	—
Performance-based restricted stock	—	—	—	—

NOTE 6 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the six months ended June 30, 2016, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/11/2016	51,475	2005 Employee Stock Plan	$41.96	Ratably over 5 years from grant date
3/1/2016	600	2005 Employee Stock Plan	$44.37	Ratably over 5 years from grant date
5/24/2016	8,700	2010 NonEmployee Director Stock Plan	$48.34	Once at end of 5 years from grant date
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
Stock Options
The Company has made the following awards of nonqualified options to purchase shares of common stock during the six months ended June 30, 2016:

Six Months Ended
June 30, 2016
Date of grant	2/20/2016
Plan	2010
Options granted	5,000
Vesting period (beginning on grant date)	22 months
Expiration date	2/20/2026
Expected volatility	32.44%
Expected life (years)	5.5
Expected dividend yield	2.28%
Risk free interest rate	1.29%
Fair value per option	$10.59

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

	June 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(Dollars in thousands)
Sources of Collateral
U.S. government agency securities	$10,380	$—	$—	$—	$10,380
Agency mortgage-backed securities	67,271	—	—	—	67,271
Agency collateralized mortgage obligations	62,065	—	—	—	62,065
Total borrowings	$139,716	$—	$—	$—	$139,716

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(Dollars in thousands)
Sources of Collateral
U.S. government agency securities	$10,157	$—	$—	$—	$10,157
Agency mortgage-backed securities	69,142	—	—	—	69,142
Agency collateralized mortgage obligations	54,659	—	—	—	54,659
Total borrowings	$133,958	$—	$—	$—	$133,958

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

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

June 30, 2016
Notional Amount	Trade Date	Effective Date	Maturity Date		Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16		3 Month LIBOR	0.65%	5.04%	$(547)
25,000	16-Feb-06	28-Dec-06	28-Dec-16		3 Month LIBOR	0.65%	5.04%	(547)
25,000	9-Dec-08	10-Dec-08	10-Dec-18		3 Month LIBOR	0.66%	2.94%	(1,345)
25,000	1-Apr-16	17-Jan-17	15-Dec-21	(1)	3 Month LIBOR	TBD	1.36%	(375)
25,000	1-Apr-16	17-Jan-17	15-Dec-21	(1)	3 Month LIBOR	TBD	1.36%	(374)
$125,000								$(3,188)
December 31, 2015
Notional Amount	Trade Date	Effective Date	Maturity Date		Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
			(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16		3 Month LIBOR	0.51%	5.04%	$(1,054)
25,000	16-Feb-06	28-Dec-06	28-Dec-16		3 Month LIBOR	0.51%	5.04%	(1,055)
25,000	9-Dec-08	10-Dec-08	10-Dec-18		3 Month LIBOR	0.49%	2.94%	(1,164)
$75,000								$(3,273)

(1) In April 2016, the Company entered into two forward starting swaps with notional amounts of $25.0 million each, with the intention of hedging $50.0 million of existing junior subordinated debentures, as the current hedges on this borrowing expire in December 2016.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $1.6 million (pre-tax) to be reclassified to interest expense from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of June 30, 2016.
The Company recognized $61,000 and $122,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for the three and six month periods ended June 30, 2016 and 2015, respectively.
The Company had no fair value hedges as of June 30, 2016 or December 31, 2015.
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

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2016
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	194	$25,764	$36,089	$61,431	$77,242	$555,329	$755,855	$46,820
Pay fixed, receive variable	179	$25,764	$36,089	$61,431	$77,242	$555,329	$755,855	$(46,723)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	32	$54,095	$—	$—	$—	$—	$54,095	$87
Buys U.S. currency, sells foreign currency	32	$54,095	$—	$—	$—	$—	$54,095	$(72)
	December 31, 2015
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	171	$37,732	$34,424	$29,629	$77,041	$488,110	$666,936	$22,467
Pay fixed, receive variable	165	$37,732	$34,424	$29,629	$77,041	$488,110	$666,936	$(22,462)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	21	$38,416	$—	$—	$—	$—	$38,416	$(354)
Buys U.S. currency, sells foreign currency	21	$38,416	$—	$—	$—	$—	$38,416	$382

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
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

The change in fair value on the interest rate lock commitments and forward delivery sale commitments are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was a decrease of $41,000 and an increase of $157,000 for the three month periods ended June 30, 2016 and 2015, respectively, and an increase of $13,000 and $184,000 for the six month periods ended June 30, 2016 and 2015, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	June 30 2016	December 31 2015	Balance Sheet Location	June 30 2016	December 31 2015
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$—	$—	Other liabilities	$3,188	$3,273
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	Other assets	$46,820	$22,470	Other liabilities	$46,723	$22,465
Foreign exchange contracts	Other assets	762	602	Other liabilities	747	574
Mortgage Derivatives
Interest rate lock commitments	Other assets	206	233	Other liabilities	—	—
Forward sales agreements	Other assets	330	—	Other liabilities	—	1
		$48,118	$23,305		$47,470	$23,040
Total		$48,118	$23,305		$50,658	$26,313

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
	(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivatives (effective portion), net of tax	$(144)	$382	$(21)	$464
Loss reclassified from OCI into interest expense (effective portion)	$(640)	$(709)	$(1,301)	$(1,415)
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest expense	$—	$—	$—	$—
Other expense	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$41	$(4)	$113	$17
Other expense	(18)	(33)	(34)	(51)
Changes in fair value of mortgage derivatives
Mortgage banking income	190	(299)	$304	$(107)
Total	$213	$(336)	$383	$(141)

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial. The Company had no exposure at June 30, 2016 and $272,000 in exposure relating to institutional counterparties at December 31, 2015. The Company’s exposure relating to customer counterparties was approximately $47.5 million and $23.2 million at June 30, 2016 and December 31, 2015, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

NOTE 9 - BALANCE SHEET OFFSETTING
The Company does not offset fair value amounts recognized for derivative instruments or repurchase agreements. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. At June 30, 2016, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged (Received)	Net Amount
	June 30, 2016
	(Dollars in thousands)
Derivative Assets
Loan level derivatives	46,820	—	46,820	—	—	46,820
Customer foreign exchange contracts	762	—	762	—	—	762
	$47,582	$—	$47,582	$—	$—	$47,582

Derivative Liabilities
Interest rate swaps	$3,188	$—	$3,188	$—	$3,188	$—
Loan level derivatives	46,723	—	46,723	—	46,723	—
Customer foreign exchange contracts	747	—	747	—	—	747
Repurchase agreements
Customer repurchase agreements	139,716	—	139,716	—	139,716	—
	$190,374	$—	$190,374	$—	$189,627	$747

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2015
	(Dollars in thousands)
Derivative Assets
Loan level derivatives	22,470	—	22,470	2	—	22,468
Customer foreign exchange contracts	602	—	602	—	—	602
	$23,072	$—	$23,072	$2	$—	$23,070

Derivative Liabilities
Interest rate swaps	$3,273	$—	$3,273	$—	$3,273	$—
Loan level derivatives	22,465	—	22,465	2	22,461	2
Customer foreign exchange contracts	574	—	574	—	—	574
Repurchase agreements
Customer repurchase agreements	133,958	—	133,958	—	133,958	—
	$160,270	$—	$160,270	$2	$159,692	$576

(1)	Reflects offsetting derivative positions with the same counterparty.

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified as Level 2.
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
	June 30, 2016
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$799	$799	$—	$—
Securities available for sale
U.S. Government agency securities	27,941	—	27,941	$—
Agency mortgage-backed securities	194,448	—	194,448	—
Agency collateralized mortgage obligations	103,970	—	103,970	—
State, county, and municipal securities	4,396	—	4,396	—
Single issuer trust preferred securities issued by banks and insurers	2,264	—	2,264	—
Pooled trust preferred securities issued by banks and insurers	1,506	—	—	1,506
Small business administration pooled securities	40,464	—	40,464	—
Equity securities	14,835	14,835	—	—
Loans held for sale	12,927	—	12,927	—
Derivative instruments	48,118	—	48,118	—
Liabilities
Derivative instruments	50,658	—	50,658	—
Total recurring fair value measurements	$401,010	$15,634	$383,870	$1,506

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$5,206	$—	$—	$5,206
Other real estate owned and other foreclosed assets	1,845	—	—	1,845
Total nonrecurring fair value measurements	$7,051	$—	$—	$7,051

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, as of the dates indicated:

	Securities Available for Sale:
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,500	$6,272
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	13	12
Sales	—	(4,679)
Settlements	(7)	(10)
Ending balance	$1,506	$1,595

	Securities Available for Sale:
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,572	$6,321
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	(58)	8
Sales	—	(4,679)
Settlements	(8)	(55)
Ending balance	1,506	1,595
It is the Company’s policy to recognize the transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the six month periods ended June 30, 2016 or 2015.
The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3 for the periods indicated:

	June 30 2016	December 31 2015		June 30 2016	December 31 2015	June 30 2016	December 31 2015
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,506	$1,572	Cumulative prepayment	0% - 63%	0% - 64%	2.6%	2.7%
			Cumulative default	5% - 100%	5% - 100%	14.2%	15.1%
			Loss given default	85% - 100%	85% - 100%	93.9%	94.2%
			Cure given default	0% - 75%	0% - 75%	65.2%	62.3%
Appraisals of collateral (1)
Impaired loans	$5,206	$4,598
Other real estate owned and foreclosed assets	$1,845	$2,159

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
	June 30, 2016
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,008	$1,100	$—	$1,100	$—
Agency mortgage-backed securities	155,468	162,442	—	162,442	—
Agency collateralized mortgage obligations	247,313	252,183	—	252,183	—
Single issuer trust preferred securities issued by banks	1,500	1,546	—	1,546	—
Small business administration pooled securities	33,367	34,649	—	34,649	—
Loans, net of allowance for loan losses(b)	5,611,320	5,570,940	—	—	5,570,940
Financial liabilities
Time certificates of deposits(c)	$644,075	$646,742	$—	$646,742	$—
Federal Home Loan Bank borrowings(c)	50,833	51,347	—	51,347	—
Customer repurchase agreements and other short-term borrowings(c)	139,716	139,716	—	—	139,716
Junior subordinated debentures(d)	73,207	75,185	—	75,185	—
Subordinated debentures(c)	34,612	35,534	—	—	35,534

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2015
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,009	$1,064	$—	$1,064	$—
Agency mortgage-backed securities	167,134	170,375	—	170,375	—
Agency collateralized mortgage obligations	267,348	264,891	—	264,891	—
State, county, and municipal securities	225	227	—	227	—
Single issuer trust preferred securities issued by banks	1,500	1,522	—	1,522	—
Small business administration pooled securities	35,291	35,664	—	35,664	—
Corporate debt securities	5,000	5,006	—	5,006	—
Loans, net of allowance for loan losses(b)	5,487,298	5,417,425	—	—	5,417,425
Financial liabilities
Time certificates of deposits(c)	$684,830	$684,370	$—	$684,370	$—
Federal Home Loan Bank borrowings(c)	102,080	102,396	—	102,396	—
Customer repurchase agreements and other short-term borrowings(c)	133,958	133,958	—	—	133,958
Wholesale repurchase agreements(c)	—	—	—	—	—
Junior subordinated debentures(d)	73,306	73,871	—	73,871	—
Subordinated debentures(c)	34,589	34,370	—	—	34,370

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

NOTE 11 - COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$3,016	$(1,161)	$1,855	$9,666	$(3,747)	$5,919
Less: net security gain (loss) reclassified into other noninterest income	2	(1)	1	(27)	11	(16)
Net change in fair value of securities available for sale	3,014	(1,160)	1,854	9,693	(3,758)	5,935
Change in fair value of cash flow hedges	(882)	360	(522)	(1,338)	548	(790)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(640)	262	(378)	(1,301)	532	(769)
Net change in fair value of cash flow hedges	(242)	98	(144)	(37)	16	(21)
Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(28)	11	(17)	(56)	22	(34)
Less: amortization of net actuarial losses	(61)	25	(36)	(122)	50	(72)
Less: amortization of net prior service credits	(69)	27	(42)	(138)	55	(83)
Net change in other comprehensive income for defined benefit postretirement plans (2)	102	(41)	61	204	(83)	121
Total other comprehensive income	$2,874	$(1,103)	$1,771	$9,860	$(3,825)	$6,035

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(3,910)	$1,496	$(2,414)	$(1,369)	$516	$(853)
Less: net security losses reclassified into other noninterest income	(315)	129	(186)	(315)	129	(186)
Net change in fair value of securities available for sale	(3,595)	1,367	(2,228)	(1,054)	387	(667)
Change in fair value of cash flow hedges	(36)	(3)	(39)	(603)	228	(375)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(709)	288	(421)	(1,415)	576	(839)
Net change in fair value of cash flow hedges	673	(291)	382	812	(348)	464
Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	43	(32)	11	87	(50)	37
Less: amortization of net actuarial losses	(60)	24	(36)	(121)	49	(72)
Less: amortization of net prior service credits	(128)	52	(76)	(152)	62	(90)
Net change in other comprehensive income for defined benefit postretirement plans (2)	231	(108)	123	360	(161)	199
Total other comprehensive loss	$(2,691)	$968	$(1,723)	$118	$(122)	$(4)

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.4 million, net of tax, is being recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $353,000 and $499,000 at June 30, 2016 and 2015, respectively.

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2016
Beginning balance: January 1, 2016	$1,306	$(1,955)	$427	$(2,230)	$(2,452)
Net change in other comprehensive income (loss)	5,935	53	(74)	121	6,035
Ending balance: June 30, 2016	$7,241	$(1,902)	$353	$(2,109)	$3,583
	2015
Beginning balance: January 1, 2015	$3,389	$(3,298)	$571	$(2,794)	$(2,132)
Net change in other comprehensive income (loss)	(667)	536	(72)	199	(4)
Ending balance: June 30, 2015	$2,722	$(2,762)	$499	$(2,595)	$(2,136)

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
The following table summarizes the above financial instruments at the dates indicated:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Commitments to extend credit	$2,254,228	$2,091,170
Standby letters of credit	19,301	17,962
Deferred standby letter of credit fees	123	72

Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases.
Rent expense incurred under operating leases was approximately $2.1 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively, and $4.3 million and $3.9 million for the six months ending, June 30, 2016 and 2015, respectively. Renewal options ranging from 1-10 years exist for several of these leases.
There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2015. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for information regarding our leases and other commitments.
Other Contingencies
At June 30, 2016, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business or due to acquisitions. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $27.2 million at June 30, 2016 and $21.7 million at December 31, 2015.

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
The following table presents the Company's investments in low income housing projects as of the dates indicated:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Original investment value	$42,379	$42,199
Current recorded investment	36,513	38,151
Unfunded liability obligation	10,356	14,607
Tax credits and benefits (1)	5,357	3,632
Amortization of investments (2)	3,672	2,450
Net income tax benefit (3)	1,685	1,182

(1)	This amount reflects anticipated tax credits and tax benefits for the full years ended December 31, 2016 and 2015.

(2)	The amortization amount reduces the tax credits and benefits anticipated for the full years ended December 31, 2016 and 2015.

(3)	This amount represents the net tax benefit expected to be realized for the full years ended December 31, 2016 and 2015 in determining the Company's effective tax rate.

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

•
failure to consummate or delay in consummating the acquisition of New England Bancorp, Inc., which is subject to certain conditions, including receipt of required regulatory approvals, and other standard conditions;

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

		Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$389,824	$378,227	$367,249	$365,792	$375,001
Securities held to maturity	438,656	457,641	477,507	448,139	428,339
Loans	5,674,253	5,589,231	5,547,721	5,498,121	5,434,782
Allowance for loan losses	(57,727)	(56,432)	(55,825)	(55,205)	(54,995)
Goodwill and other intangible assets	211,526	212,218	212,909	213,612	214,331
Total assets	7,418,866	7,189,268	7,209,469	7,134,903	7,195,318
Total deposits	6,197,892	5,995,247	5,990,703	5,914,863	5,970,530
Total borrowings	298,368	293,265	343,933	350,516	385,602
Stockholders’ equity	803,897	788,147	771,463	759,203	743,317
Nonperforming loans	25,628	25,499	27,690	29,567	26,150
Nonperforming assets	27,473	27,219	29,849	32,099	31,274
Income statement
Interest income	$61,160	$59,741	$59,870	$60,228	$59,016
Interest expense	4,627	4,850	4,985	5,183	5,269
Net interest income	56,533	54,891	54,885	55,045	53,747
Provision for loan losses	600	525	500	800	700
Noninterest income	21,095	19,155	19,824	19,247	20,261
Noninterest expenses	47,146	46,482	46,486	47,031	48,644
Net income	20,374	18,611	19,455	18,594	17,451
Per share data	—
Net income—basic	$0.77	$0.71	$0.74	$0.71	$0.67
Net income—diluted	0.77	0.71	0.74	0.71	0.67
Cash dividends declared	0.29	0.29	0.26	0.26	0.26
Book value per share	30.55	29.97	29.40	28.96	28.42
Tangible book value per share (1)	22.52	21.90	21.29	20.81	20.22
Performance ratios	—
Return on average assets	1.13%	1.04%	1.07%	1.03%	1.00%
Return on average common equity	10.24%	9.52%	10.03%	9.75%	9.43%
Net interest margin (on a fully tax equivalent basis)	3.47%	3.39%	3.34%	3.39%	3.43%
Equity to assets	10.84%	10.96%	10.70%	10.64%	10.33%
Dividend payout ratio	37.43%	36.66%	35.03%	36.58%	38.94%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.45%	0.46%	0.50%	0.54%	0.48%

Nonperforming assets as a percent of total assets	0.37%	0.38%	0.41%	0.45%	0.43%
Allowance for loan losses as a percent of total loans	1.02%	1.01%	1.01%	1.00%	1.01%
Allowance for loan losses as a percent of nonperforming loans	225.25%	221.31%	201.61%	186.71%	210.31%
Capital ratios
Tier 1 leverage capital ratio	9.66%	9.53%	9.33%	9.21%	9.21%
Common equity tier 1 capital ratio	10.64%	10.64%	10.44%	10.31%	10.20%
Tier 1 risk-based capital ratio	11.88%	11.90%	11.71%	11.58%	11.48%
Total risk-based capital ratio	13.51%	13.56%	13.36%	13.23%	13.16%

(1)
Represents a non-GAAP measure. For reconciliation to GAAP book value per share, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures".

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics help management make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying areas to improve. The Company is focused on organic growth, but will consider acquisition opportunities that provide a satisfactory financial return. During the first quarter of 2016, the Company announced the signing of a definitive merger agreement with New England Bancorp, Inc. ("New England Bancorp"), which is expected to close in the fourth quarter of 2016. Closing of the acquisition is subject to certain conditions including receipt of required regulatory approvals, and other standard conditions.

Loans and Asset Quality

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect an overall increase in total loans over the prior year period due to the results of that strategy. Second quarter 2016 growth continues to be driven mainly by increases in the commercial real estate, small business, and home equity categories.

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

Funding and the Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth, supporting management's emphasis on core deposit growth to fund loans, as depicted by the following chart:

As of June 30, 2016, core deposits comprised 89.6% of total deposits. The continued emphasis on core deposits has resulted in a low cost of deposits, which decreased to 0.18% for the 2016 second quarter.

The Company's net interest margin was 3.47% for the quarter ended June 30, 2016, an increase of eight basis points from the linked quarter benefiting from a five basis point increase from loan and security prepayment penalties and a two basis point increase from purchase accounting adjustments.

Noninterest Income

Management continues to focus on noninterest income growth. Noninterest income is primarily comprised of deposit account fees, interchange and ATM fees, and investment management fees. The following chart depicts noninterest income as a percentage of total revenue (the sum of noninterest income and net interest income) on a GAAP basis, as well as noninterest income, excluding certain noncore items, as a percentage of total revenue (the sum of net noninterest income, excluding certain noncore items, and net interest income) over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Noninterest Expense Control

Management takes a balanced approach to noninterest expense control by paying close attention to the management of ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits and expenses associated with buildings and equipment. The following chart depicts the Company's efficiency ratio on a GAAP basis (calculated by dividing noninterest expense by the sum of noninterest income and net interest income), as well as its efficiency ratio, on an operating basis (calculated by dividing noninterest expense, excluding certain noncore items, by the sum of noninterest income, excluding certain noncore items, and net interest income) over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies permit the Company to operate in a tax efficient manner and sometimes also creates a competitive advantage for Rockland Trust and its community development subsidiaries. During the second quarter of 2016, the Company’s effective tax rate was 31.82%.

Capital

The Company's disciplined approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term shareholder value. This approach has resulted in an increase in book value per share of $0.58 during the 2016 second quarter compared to the linked quarter, and represented a 7.5% increase over the past twelve months. In addition, the Company recognized an increase in tangible book value per share of $0.62 during the 2016 second quarter compared to the linked quarter and represented an increase of 11.4% over the past twelve months. Stockholders' equity as a percentage of total assets was 10.84% for the 2016 second quarter, compared to 10.96% in the linked quarter. Tangible common equity as a percentage of tangible assets remained fairly consistent at 8.22% for the 2016 second quarter, compared to 8.25% in the linked quarter. The following chart shows the Company's book value and tangible book value per share over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

This strong growth in capital has led to a consistent cash dividend, which increased from $0.26 per share in each quarter of 2015 to $0.29 per share in the first and second quarters of 2016, representing an 11.5% increase.

2016 Results

Net income for the second quarter of 2016 computed in accordance with generally accepted accounting principles in the United States ("GAAP") was $20.4 million, or $0.77 on a diluted earnings per share basis, as compared to $17.5 million, or $0.67 per diluted share, for the prior year second quarter. Net income for the second quarter of 2016 and 2015 included items that are considered noncore, which are excluded for purposes of assessing operating earnings. Second quarter 2016 net operating earnings were $20.5 million, or $0.78 on a diluted earnings per share basis, an increase of 14.7% and 14.7%, respectively, when compared to net operating earnings of $17.9 million, or $0.68 per diluted share, for the second quarter of 2015. See "Non-GAAP Measures" below for a reconciliation to GAAP net income and earnings per share.

Non-GAAP Measures
When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes and other noncore items shown in the table that follows. The Company’s financial reporting is determined in accordance with GAAP which sometimes includes items that management believes are unrelated to its core banking business and are not expected to have a material financial impact on operating results in future periods, such as gains or losses on the sales of securities, merger and acquisition expenses, loss on extinguishment of debt, impairment, and other items. Management, therefore, computes the Company’s non-GAAP operating earnings and operating EPS, noninterest income as a percentage of revenue on an operating basis and the efficiency ratio on an operating basis, which excludes these items, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by such items.

Management also supplements its evaluation of financial performance with analysis of tangible book value per share (which is computed by dividing stockholders' equity less goodwill and identifiable intangible assets by common shares outstanding) and with the tangible common equity ratio (which is computed by dividing tangible common equity by tangible assets). The

Company has included information on these tangible ratios because management believes that investors may find it useful to have access to the same analytical tool used by management.  As a result of merger and acquisition activity, the Company has recognized goodwill and other intangible assets in conjunction with business combination accounting principles.  Excluding the impact of goodwill and other intangibles in measuring asset and capital values for the ratios provided, along with other bank standard capital ratios, provides a framework to compare the capital adequacy of the Company to other companies in the financial services industry.

These non-GAAP measures should not be viewed as a substitute for operating results determined in accordance with GAAP. An item which management deems to be non-core and excludes when computing these non-GAAP measures can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP performance measures are not necessarily comparable to non-GAAP performance measures which may be presented by other companies.

The following tables summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Three Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$20,374	$17,451	$0.77	$0.67
Non-GAAP adjustments
Noninterest income components
Gain on sale of fixed income securities	—	(798)	—	(0.03)
Noninterest expense components
Loss on sale of fixed income securities	—	1,124	—	0.04
Merger and acquisition expenses	206	271	0.01	0.01
Impairment on acquired facilities	—	109	—	—
Total impact of noncore items	206	706	0.01	0.02
Net tax benefit associated with noncore items	(84)	(292)	—	(0.01)
Net operating earnings (Non-GAAP)	$20,496	$17,865	$0.78	$0.68

	Six Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$38,985	$26,910	$1.48	$1.05
Non-GAAP adjustments
Noninterest income components
Gain on sale of fixed income securities	—	(798)	—	(0.03)
Noninterest expense components
Loss on extinguishment of debt	437	122	0.02	0.01
Loss on sale of fixed income securities	—	1,124	—	0.04
Merger and acquisition expenses	540	10,501	0.02	0.41
Impairment on acquired facilities	—	109	—	—
Total impact of noncore items	977	11,058	0.04	0.43
Net tax benefit associated with noncore items	(400)	(4,285)	(0.02)	(0.17)
Net operating earnings (Non-GAAP)	$39,562	$33,683	$1.50	$1.31

The following table summarizes the impact of noncore items on the calculation of the Company's calculation of noninterest income as a percentage of total revenue and the efficiency ratio for the periods indicated:

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in thousands)
Net interest income (GAAP)	$56,533	$54,891	$54,885	$55,045	$53,747	(a)

Noninterest income (GAAP)	$21,095	$19,155	$19,824	$19,247	$20,261	(b)
Gain on sale of fixed income securities	—	—	—	—	(798)
Noninterest income on an operating basis (Non-GAAP)	$21,095	$19,155	$19,824	$19,247	$19,463	(c)

Noninterest expense (GAAP)	$47,146	$46,482	$46,486	$47,031	$48,644	(d)
Loss on sale of fixed income securities	—	—	—	—	(1,124)
Merger and acquisition expense	(206)	(334)	—	—	(271)
Loss on extinguishment of debt	—	(437)	—	—	—
Impairment on acquired facilities	—	—	—	—	(109)
Noninterest expense on an operating basis (Non-GAAP)	$46,940	$45,711	$46,486	$47,031	$47,140	(e)

Total revenue (GAAP)	$77,628	$74,046	$74,709	$74,292	$74,008	(a+b)
Total operating revenue (Non-GAAP)	$77,628	$74,046	$74,709	$74,292	$73,210	(a+c)

Ratios
Noninterest income as a % of revenue (GAAP based)	27.17%	25.87%	26.53%	25.91%	27.38%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)	27.17%	25.87%	26.53%	25.91%	26.59%	(c/(a+c))
Efficiency ratio (GAAP based)	60.73%	62.77%	62.22%	63.31%	65.73%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	60.47%	61.73%	62.22%	63.31%	64.39%	(e/(a+c))

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in thousands, except share and per share data)
Tangible common equity
Stockholders' equity (GAAP)	$803,897	$788,147	$771,463	$759,203	$743,317	(a)
Less: Goodwill and other intangibles	211,526	212,218	212,909	213,612	214,331
Tangible common equity	592,371	575,929	558,554	545,591	528,986	(b)
Tangible assets
Assets (GAAP)	7,418,866	7,189,268	7,209,469	7,134,903	7,195,318	(c)
Less: Goodwill and other intangibles	211,526	212,218	212,909	213,612	214,331
Tangible assets	7,207,340	6,977,050	6,996,560	6,921,291	6,980,987	(d)
Common shares	26,309,887	26,293,565	26,236,352	26,212,238	26,158,826	(e)

Common equity to assets ratio (GAAP)	10.84%	10.96%	10.70%	10.64%	10.33%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	8.22%	8.25%	7.98%	7.88%	7.58%	(b/d)
Book Value per share (GAAP)	$30.55	$29.97	$29.40	$28.96	$28.42	(a/e)
Tangible book value per share (Non-GAAP)	$22.52	$21.90	$21.29	$20.81	$20.22	(b/e)

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
There have been no material changes in critical accounting policies during the first six months of 2016. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, securities available for sale, and securities which management intends to hold until maturity. Securities decreased by $15.8 million, or 1.9%, at June 30, 2016 as compared to December 31, 2015 reflecting payoff activity in excess of new purchases made during the six month period. The ratio of securities to total assets was 11.2% and 11.7% at June 30, 2016 and December 31, 2015, respectively.
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

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During the six months ended June 30, 2016 and 2015, the Bank originated residential loans with the intention of selling them in the secondary market, and to a lesser extent, to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred minimal losses during the three and six months ended June 30, 2016 and June 30, 2015 related to these activities.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Dollars in thousands)
Held in portfolio	$29,570	$15,662	$51,279	$25,865
Sold or held for sale in the secondary market	67,625	66,444	113,432	109,046
Total closed loans	$97,195	$82,106	$164,711	$134,911

The table below reflects the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Dollars in thousands)
Sold with servicing rights released	$62,110	$64,123	$106,578	$98,804
Sold with servicing rights retained	—	—	—	5,912
Total loans sold	$62,110	$64,123	$106,578	$104,716

As noted in the table above, loans may be sold with servicing rights released or with servicing rights retained. Upon sale with servicing rights retained, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors amounted to $345.9 million, $372.4 million, and $402.6 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$2,418	$2,983	$2,581	$2,912
Additions	—	—	—	161
Acquired portfolio	—	—	—	83
Amortization	(141)	(144)	(279)	(310)
Change in valuation allowance	(156)	(2)	(181)	(9)
Balance at end of period	$2,121	$2,837	$2,121	$2,837
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
Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The Company’s loan portfolio increased by $126.5 million during the first six months of 2016.

Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of June 30, 2016:

(Dollars in thousands)
Average loan size	$234
Largest individual commercial and industrial loan outstanding	$30,000
Commercial and industrial nonperforming loans/commercial and industrial loans	0.36%
The Company’s commercial real estate portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of June 30, 2016:

(Dollars in thousands)
Average loan size	$793
Largest individual commercial real estate mortgage outstanding	$28,000
Commercial real estate nonperforming loans/commercial real estate loans	0.27%
Owner occupied commercial real estate loans/commercial real estate loans	16.7%

In addition to the commercial portfolios, the Company also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $1.6 billion at June 30, 2016.

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
Other assets in possession typically consist of foreclosed non-real estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	June 30, 2016	December 31, 2015	June 30, 2015
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$3,177	$3,699	$3,767
Commercial real estate	8,220	8,160	6,824
Small business	349	239	198
Residential real estate	7,116	8,795	7,982
Home equity	6,684	6,742	7,238
Other consumer	81	55	37
Total (1)	$25,627	$27,690	$26,046
Loans past due 90 days or more but still accruing
Residential real estate (2)	—	—	104
Other consumer	1	—	—
Total	$1	$—	$104
Total nonperforming loans	$25,628	$27,690	$26,150
Other real estate owned	1,845	2,159	5,124
Total nonperforming assets	$27,473	$29,849	$31,274
Nonperforming loans as a percent of gross loans	0.45%	0.50%	0.48%
Nonperforming assets as a percent of total assets	0.37%	0.41%	0.43%

(1)	Inclusive of TDRs on nonaccrual status of $5.1 million, $5.2 million, and $5.6 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

(2)	Represents purchased credit impaired loans that are accruing interest due to expectations of future cash collections.

The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Nonperforming assets beginning balance	$27,219	$40,348	$29,849	$38,894
New to nonperforming	3,943	4,326	7,102	13,948
Acquired nonperforming loans	—	—	—	1,901
Loans charged-off	(576)	(1,099)	(1,113)	(2,624)
Loans paid-off	(1,955)	(4,264)	(5,649)	(10,187)
Loans transferred to other real estate owned and foreclosed assets	(291)	(629)	(377)	(983)
Loans restored to performing status	(1,058)	(2,566)	(2,162)	(3,457)
New to other real estate owned	291	941	377	1,295
Valuation write down	(153)	—	(153)	(674)
Sale of other real estate owned	(45)	(2,153)	(683)	(3,786)
Capital improvements to other real estate owned	31	100	144	765
Net change in nonaccrual securities	—	(3,723)	—	(3,639)
Other	67	(7)	138	(179)
Nonperforming assets ending balance	$27,473	$31,274	$27,473	$31,274

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 6 - Troubled Debt Restructurings

	June 30, 2016	December 31, 2015	June 30, 2015
	(Dollars in thousands)
Performing troubled debt restructurings	$28,319	$32,849	$36,750
Nonaccrual troubled debt restructurings	5,121	5,225	5,623
Total	$33,440	$38,074	$42,373
Performing troubled debt restructurings as a % of total loans	0.50%	0.59%	0.68%
Nonaccrual troubled debt restructurings as a % of total loans	0.09%	0.09%	0.10%
Total troubled debt restructurings as a % of total loans	0.59%	0.69%	0.78%
The following table summarizes changes in TDRs for the periods indicated:
Table 7 - Activity in Troubled Debt Restructurings

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Dollars in thousands)
TDRs beginning balance	$36,550	$41,786	$38,074	$43,630
New to TDR status	1,187	2,042	2,031	3,920
Paydowns	(4,282)	(1,279)	(6,650)	(4,992)
Charge-offs	(15)	(176)	(15)	(185)
TDRs ending balance	$33,440	$42,373	$33,440	$42,373

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 8 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$289	$302	$577	$652
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$537	$642	$995	$1,299
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
Total impaired loans at June 30, 2016 and December 31, 2015 were $45.4 million and $51.4 million, respectively. For additional information regarding the Company’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At June 30, 2016, there were 62 relationships, with an aggregate balance of $77.0 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.
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
As of June 30, 2016, the allowance for loan losses totaled $57.7 million, or 1.02% of total loans, as compared to $55.8 million, or 1.01% of total loans, at December 31, 2015.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 9 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in thousands)
Average total loans	$5,629,745	$5,548,377	$5,516,062	$5,466,364	$5,424,090
Allowance for loan losses, beginning of period	$56,432	$55,825	$55,205	$54,995	$54,515
Charged-off loans
Commercial and industrial	2	2	478	497	473
Commercial real estate	25	—	94	28	67
Small business	30	63	69	2	47
Residential real estate	8	19	43	40	17
Home equity	190	147	50	249	248
Other consumer	322	306	395	349	247
Total charged-off loans	577	537	1,129	1,165	1,099
Recoveries on loans previously charged-off
Commercial and industrial	649	138	689	22	502
Commercial real estate	223	189	67	152	169
Small business	73	21	75	57	66
Residential real estate	51	—	81	6	1
Home equity	26	27	121	130	31
Other consumer	250	244	216	208	110
Total recoveries	1,272	619	1,249	575	879
Net loans charged-off (recovered)
Commercial and industrial	(647)	(136)	(211)	475	(29)
Commercial real estate	(198)	(189)	27	(124)	(102)
Small business	(43)	42	(6)	(55)	(19)
Residential real estate	(43)	19	(38)	34	16
Home equity	164	120	(71)	119	217
Other consumer	72	62	179	141	137
Total net loans charged-off (recovered)	(695)	(82)	(120)	590	220
Provision for loan losses	600	525	500	800	700
Total allowance for loan losses, end of period	$57,727	$56,432	$55,825	$55,205	$54,995
Net loans charged-off (recovered) as a percent of average total loans (annualized)	(0.05)%	(0.01)%	(0.01)%	0.04%	0.02%
Allowance for loan losses as a percent of total loans	1.02%	1.01%	1.01%	1.00%	1.01%
Allowance for loan losses as a percent of nonperforming loans	225.25%	221.31%	201.61%	186.71%	210.31%
Net loans charged-off as a percent of allowance for loan losses (annualized)	(4.84)%	(0.58)%	(0.86)%	4.24%	1.60%
Recoveries as a percent of charge-offs	220.45%	115.27%	110.63%	49.36%	79.98%
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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 10 - Summary of Allocation of Allowance for Loan Losses

	June 30, 2016		December 31, 2015
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$14,027	15.3%	$13,802	15.2%
Commercial real estate	29,011	48.1%	27,327	47.8%
Commercial construction	5,216	6.5%	5,366	6.7%
Small business	1,441	2.0%	1,264	1.7%
Residential real estate	2,578	11.1%	2,590	11.5%
Home equity	4,986	16.7%	4,889	16.7%
Other consumer	468	0.3%	587	0.4%
Total allowance for loan losses	$57,727	100.0%	$55,825	100.0%
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
Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $11.3 million and $14.4 million at June 30, 2016 and December 31, 2015, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Other Intangible Assets Goodwill and other intangible assets were $211.5 million and $212.9 million as of June 30, 2016 and December 31, 2015, respectively. This decrease in 2016 was due to amortization of definite-lived intangibles.
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

Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $136.7 million and $134.6 million at June 30, 2016 and December 31, 2015, respectively. The Company recorded tax exempt income from the life insurance policies of $982,000 and $949,000 for the three months ended June 30, 2016 and 2015, respectively and $2.0 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively.
Deposits Total deposits of $6.2 billion at June 30, 2016 increased $207.2 million, or 3.5%, as compared to December 31, 2015. Total cost of deposits decreased to 0.18% for the 2016 second quarter, reflecting the Company's continued emphasis on core deposits, which now represent 89.6% of total deposits as of June 30, 2016.
The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit investments for consumers, businesses and public entities. In addition, the Company may occasionally raise funds through brokered certificates of deposit. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. At June 30, 2016 and December 31, 2015, the Company had $35.3 million and $46.3 million, respectively, of brokered deposits of which $34.3 million and $34.9 million, respectively, were part of the CDARS program.
Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.

The Company’s borrowings consisted of the following as of the periods indicated:
Table 11 - Borrowings

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$50,833	$102,080
Short-term borrowings - one year and under (1)
Customer repurchase agreements and other short-term borrowings	139,716	133,958
Long-term borrowings - over one year (1)
Junior subordinated debentures:
Capital Trust V	51,499	51,498
Slades Ferry Trust I	10,222	10,219
Central Trust I	5,253	5,250
Central Trust II	6,233	6,339
Subordinated debentures	34,612	34,589
Total long-term borrowings	$107,819	$107,895
Total borrowings	$298,368	$343,933
(1) Classification is based upon duration at origination and not predicated upon remaining time to maturity.
During the first quarter of 2016 the Company repaid in full certain Federal Home Loan Bank borrowing and recognized a loss on the extinguishment of debt of $437,000.
At June 30, 2016 and December 31, 2015, the Bank had $2.8 billion and $2.9 billion, respectively, of assets pledged as collateral against borrowings. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston and serve as collateral for repurchase agreements.

Capital Resources On June 16, 2016, the Company’s Board of Directors declared a cash dividend of $0.29 per share to stockholders of record as of the close of business on June 27, 2016. This dividend was paid on July 8, 2016.
The Federal Reserve Board, the FDIC and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet certain minimum ratios. Beginning January 1, 2015, the Company and the Bank are subject to the Basel Committee's December 2010 framework, commonly referred to as BASEL III, which substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions. These rules, among other things: (i) introduced a new capital measure called "Common Equity Tier 1" or CET 1; (ii) specified that Tier 1 capital consists of CET 1 and "Additional Tier 1 capital" instruments meeting specified requirements; (iii) applied most deductions/adjustments to regulatory capital measures to CET 1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios; and (iv) expanded the scope of the reductions/adjustments from capital as compared to the previous regulations. At June 30, 2016 and December 31, 2015, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods.

The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements for each period indicated:
Table 12 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	June 30, 2016
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$775,343	13.51%	458,969	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	610,411	10.64%	$258,170	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	681,309	11.88%	344,226	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	681,309	9.66%	282,122	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$737,983	12.87%	458,671	≥	8.0%	$573,339	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	678,561	11.84%	$258,002	≥	4.5%	372,670	≥	6.5%
Tier 1 capital (to risk weighted assets)	678,561	11.84%	344,003	≥	6.0%	458,671	≥	8.0%
Tier 1 capital (to average assets)	678,561	9.62%	282,028	≥	4.0%	286,669	≥	5.0%
	December 31, 2015
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$747,372	13.36%	447,664	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	584,378	10.44%	$251,811	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	655,154	11.71%	335,748	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	655,154	9.33%	280,889	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$718,197	12.84%	447,334	≥	8.0%	$559,167	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	660,979	11.82%	$251,625	≥	4.5%	363,459	≥	6.5%
Tier 1 capital (to risk weighted assets)	660,979	11.82%	335,500	≥	6.0%	447,334	≥	8.0%
Tier 1 capital (to average assets)	660,979	9.42%	280,653	≥	4.0%	350,816	≥	5.0%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased-in, beginning at 0.625% on January 1, 2016 and ultimately increasing to 2.5% on January 1, 2019. At June 30, 2016 the Company exceeded these amounts by more than the required buffer.
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company totaled $11.1 million and $8.3 million for the three months ended June 30, 2016 and 2015, respectively, and totaled $22.2 million and $17.5 million for the six months ended June 30, 2016 and 2015, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements of the Company. At both June 30, 2016 and 2015, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management As of June 30, 2016, the Rockland Trust Investment Management Group had assets under administration of $2.8 billion, representing approximately 5,274 trust, fiduciary, and agency accounts. At December 31, 2015, assets under administration were $2.7 billion, representing approximately 5,271 trust, fiduciary, and agency accounts. Included in these amounts as of June 30, 2016 and December 31, 2015 are assets under administration of $256.4 million and $229.4 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $5.2 million and $9.7 million for the three and six months ended June 30, 2016, and $4.9 million and $9.5 million for the three and six months ended June 30, 2015.
Additionally, for the three and six months ended June 30, 2016 retail investments and insurance revenue was $570,000 and $1.1 million, respectively, compared to $597,000 and $1.1 million, respectively, for the three and six months ended June 30, 2015. Retail investments and insurance revenue includes commission revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts, and Smith Companies LTD, a division of Capitas Financial, LLC.

RESULTS OF OPERATIONS
The following table provides a summary of results of operations:
Table 13 - Summary of Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Net Income	$20,374	$17,451	$38,985	$26,910
Diluted earnings per share	$0.77	$0.67	$1.48	$1.05
Return on average assets	1.13%	1.00%	1.09%	0.80%
Return on average equity	10.24%	9.43%	9.89%	7.59%
Net interest margin	3.47%	3.43%	3.43%	3.47%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis, net interest income for the second quarter of 2016 increased $2.8 million, or 5.2%, to $56.9 million, when compared to the second quarter of 2015, driven by an overall increase in interest earning assets, combined with reduced cost of funds.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and six months ending June 30, 2016 and 2015, respectively. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis ("FTE") by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 14 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended June 30
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$135,766	$169	0.50%	$97,274	$60	0.25%
Securities
Securities - trading	775	—	—%	500	—	—%
Securities - taxable investments	826,382	5,269	2.56%	787,023	4,852	2.47%
Securities - nontaxable investments (1)	4,397	44	4.02%	5,044	47	3.74%
Total securities	831,554	5,313	2.57%	792,567	4,899	2.48%
Loans held for sale	8,077	57	2.84%	9,726	58	2.39%
Loans (2)
Commercial and industrial	853,783	8,367	3.94%	860,242	8,499	3.96%
Commercial real estate (1)	2,726,249	27,847	4.11%	2,613,347	26,762	4.11%
Commercial construction	358,256	3,676	4.13%	291,658	3,204	4.41%
Small business	106,272	1,432	5.42%	88,884	1,219	5.50%
Total commercial	4,044,560	41,322	4.11%	3,854,131	39,684	4.13%
Residential real estate	628,855	6,224	3.98%	666,325	6,750	4.06%
Home equity	942,515	8,178	3.49%	885,618	7,541	3.42%
Total consumer real estate	1,571,370	14,402	3.69%	1,551,943	14,291	3.69%
Other consumer	13,815	297	8.65%	18,016	399	8.88%
Total loans	5,629,745	56,021	4.00%	5,424,090	54,374	4.02%
Total interest-earning assets	$6,605,142	$61,560	3.75%	$6,323,657	$59,391	3.77%
Cash and due from banks	91,198			91,479
Federal Home Loan Bank stock	13,935			37,485
Other assets	539,511			524,645
Total assets	$7,249,786			$6,977,266
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,395,837	$777	0.13%	$2,232,790	$883	0.16%
Money market	1,146,928	712	0.25%	1,113,748	742	0.27%
Time deposits	647,274	1,249	0.78%	730,825	1,297	0.71%
Total interest-bearing deposits	$4,190,039	$2,738	0.26%	$4,077,363	$2,922	0.29%
Borrowings
Federal Home Loan Bank borrowings	$59,657	$394	2.66%	$117,557	$565	1.93%
Customer repurchase agreements and other short-term borrowings	140,252	48	0.14%	125,495	50	0.16%
Wholesale repurchase agreements	—	—	—%	50,000	298	2.39%
Junior subordinated debentures	73,231	1,019	5.60%	73,433	1,003	5.48%

Subordinated debentures	34,607	428	4.97%	34,577	431	5.00%
Total borrowings	$307,747	$1,889	2.47%	$401,062	$2,347	2.34%
Total interest-bearing liabilities	$4,497,786	$4,627	0.41%	$4,478,425	$5,269	0.47%
Demand deposits	1,846,550			1,653,485
Other liabilities	105,607			102,901
Total liabilities	$6,449,943			$6,234,811
Stockholders' equity	799,843			742,455
Total liabilities and stockholders' equity	$7,249,786			$6,977,266
Net interest income (1)		$56,933			$54,122
Interest rate spread (3)			3.34%			3.30%
Net interest margin (4)			3.47%			3.43%
Supplemental information
Total deposits, including demand deposits	$6,036,589	$2,738		$5,730,848	$2,922
Cost of total deposits			0.18%			0.20%
Total funding liabilities, including demand deposits	$6,344,336	$4,627		$6,131,910	$5,269
Cost of total funding liabilities			0.29%			0.34%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $400,000 and $375,000 for the three months ended June 30, 2016 and 2015, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $4.4 million and $5.0 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $71.5 million and $67.9 million, for the three months ended June 30, 2016 and 2015, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 15—Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Six Months Ended June 30
	2016			2015
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$150,165	$380	0.51%	$73,120	$91	0.25%
Securities
Securities - trading	597	—	—%	340	—	—%
Securities - taxable investments	828,776	10,466	2.54%	766,248	9,479	2.49%
Securities - nontaxable investments (1)	4,646	93	4.03%	5,313	99	3.76%
Total securities	834,019	10,559	2.55%	771,901	9,578	2.50%
Loans held for sale	6,161	89	2.91%	8,670	109	2.54%
Loans (2)
Commercial and industrial	842,566	16,339	3.90%	857,865	16,707	3.93%
Commercial real estate (1)	2,692,921	54,617	4.08%	2,534,427	52,481	4.18%
Commercial construction	369,058	7,495	4.08%	285,886	6,104	4.31%
Small business	102,642	2,764	5.42%	87,698	2,391	5.50%
Total commercial	4,007,187	81,215	4.08%	3,765,876	77,683	4.16%
Residential real estate	631,222	12,605	4.02%	634,583	12,962	4.12%
Home equity	936,547	16,209	3.48%	877,697	14,960	3.44%
Total consumer real estate	1,567,769	28,814	3.70%	1,512,280	27,922	3.72%
Other consumer	14,105	633	9.02%	17,955	811	9.11%
Total loans	5,589,061	110,662	3.98%	5,296,111	106,416	4.05%
Total interest-earning assets	$6,579,406	$121,690	3.72%	$6,149,802	$116,194	3.81%
Cash and due from banks	88,495			103,161
Federal Home Loan Bank stock	13,767			36,287
Other assets	537,229			509,141
Total assets	$7,218,897			$6,798,391
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,375,409	$1,660	0.14%	$2,183,690	$1,744	0.16%
Money market	1,137,687	1,413	0.25%	1,081,788	1,418	0.26%
Time deposits	658,834	2,533	0.77%	710,292	2,523	0.72%
Total interest-bearing deposits	$4,171,930	$5,606	0.27%	$3,975,770	$5,685	0.29%
Borrowings
Federal Home Loan Bank borrowings	$70,325	884	2.53%	$107,632	$1,066	2.00%
Customer repurchase agreements and other short-term borrowings	140,557	97	0.14%	132,129	113	0.17%
Wholesale repurchase agreements	—	—	—%	50,000	584	2.36%
Junior subordinated debentures	73,257	2,035	5.59%	73,458	1,996	5.48%
Subordinated debentures	34,600	855	4.97%	42,874	1,006	4.73%
Total borrowings	$318,739	$3,871	2.44%	$406,093	$4,765	2.37%
Total interest-bearing liabilities	$4,490,669	$9,477	0.42%	$4,381,863	$10,450	0.48%

Demand Deposits	1,829,212			1,595,523
Other liabilities	105,944			105,862
Total liabilities	$6,425,825			$6,083,248
Stockholders' equity	793,072			715,143
Total liabilities and stockholders' equity	$7,218,897			$6,798,391
Net interest income (1)		$112,213			$105,744
Interest rate spread (3)			3.30%			3.33%
Net interest margin (4)			3.43%			3.47%
Supplemental information
Total deposit, including demand deposits	$6,001,142	$5,606		$5,571,293	$5,685
Cost of total deposits			0.19%			0.21%
Total funding liabilities, including demand deposits	$6,319,881	$9,477		$5,977,386	$10,450
Cost of total funding liabilities			0.30%			0.35%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $789,000 and $747,000 for the six months ended June 30, 2016 and 2015, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $4.6 million and $5.3 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $70.8 million and $68.4 million for the six months ended June 30, 2016 and 2015, respectively.

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

Table 16 - Volume Rate Analysis

	Three Months Ended June 30			Six Months Ended June 30
	2016 Compared To 2015			2016 Compared To 2015
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$85	$24	$109	$193	$96	$289
Securities
Securities - taxable investments	174	243	417	213	774	987
Securities - nontaxable investments (1)	3	(6)	(3)	6	(12)	(6)
Total securities			414			981
Loans held for sale	9	(10)	(1)	12	(32)	(20)
Loans
Commercial and industrial	(68)	(64)	(132)	(70)	(298)	(368)
Commercial real estate (1)	(71)	1,156	1,085	(1,146)	3,282	2,136
Commercial construction	(260)	732	472	(385)	1,776	1,391
Small business	(25)	238	213	(34)	407	373
Total commercial			1,638			3,532
Residential real estate	(146)	(380)	(526)	(288)	(69)	(357)
Home equity	153	484	637	246	1,003	1,249
Total consumer real estate			111			892
Other consumer	(9)	(93)	(102)	(4)	(174)	(178)
Total loans (1)(2)			1,647			4,246
Total income of interest-earning assets			$2,169			$5,496
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(170)	$64	$(106)	$(237)	$153	$(84)
Money market	(52)	22	(30)	(78)	73	(5)
Time certificates of deposits	100	(148)	(48)	193	(183)	10
Total interest bearing deposits			(184)			(79)
Borrowings
Federal Home Loan Bank borrowings	107	(278)	(171)	187	(369)	(182)
Customer repurchase agreements and other short-term borrowings	(8)	6	(2)	(23)	7	(16)
Wholesale repurchase agreements	—	(298)	(298)	—	(584)	(584)
Junior subordinated debentures	19	(3)	16	44	(5)	39
Subordinated debentures	(3)	—	(3)	43	(194)	(151)
Total borrowings			(458)			(894)
Total expense of interest-bearing liabilities			(642)			(973)
Change in net interest income			$2,811			$6,469

(1)	The table above reflects income determined on a FTE basis. See footnote (1) to tables 14 and 15 above for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense or benefit that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses totaled $600,000 and $1.1 million for the three and six months ended June 30, 2016, as compared to $700,000 and $200,000 for the comparable year-ago periods. The Company’s allowance for loan losses, as a percentage of total loans, was 1.02% at June 30, 2016, and 1.01% at both December 31, 2015 and at June 30, 2015. Additionally, the Company continued to experience minimal charge-offs combined with strong recoveries during the second quarter of 2016, as evidenced by net recoveries of $695,000 and $777,000 for the three and six months ended June 30, 2016, as compared to net charge-offs of $220,000 and $305,000 for the three and six months ended June 30, 2015.
General economic conditions within the region were favorable during the first half of 2016, as measured by employment levels, economic activity, and other regional economic indicators.  Job growth has been steady and unemployment levels have decreased.  Lower energy costs related to oil and gasoline prices are benefiting consumers and lowering some business costs in the region.  Area residential real estate prices and sales volume both are up year-over-year.  Commercial real estate market conditions have held steady with most markets in the region experiencing stable to rising values and, generally, positive trends in rents and occupancy rates.  However, commercial real estate valuations may be at or near peak levels as investors are growing more cautious about valuations and the general economy.   Leading economic indicators suggest growth will continue in the near term, but could moderate as global economic conditions and geopolitical forces could weigh on the economic outlook for the region as parts of the region’s economy are susceptible to these factors.
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

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 17 - Noninterest Income

	Three Months Ended
	June 30		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,471	$4,465	$6	0.13%
Interchange and ATM fees	4,136	3,767	369	9.80%
Investment management	5,734	5,528	206	3.73%
Mortgage banking income	1,363	1,226	137	11.17%
Gain on sale of equity securities	5	19	(14)	(73.68)%
Gain on sale of fixed income securities	—	798	(798)	n/a
Increase in cash surrender value of life insurance policies	982	949	33	3.48%
Loan level derivative income	2,095	1,430	665	46.50%
Other noninterest income	2,309	2,079	230	11.06%
Total	$21,095	$20,261	$834	4.12%

	Six Months Ended
	June 30		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Deposit account fees	$8,941	$8,631	$310	3.59%
Interchange and ATM fees	7,860	6,868	992	14.44%
Investment management	10,737	10,635	102	0.96%
Mortgage banking income	2,495	2,352	143	6.08%
Gain on sale of equity securities	5	19	(14)	(73.68)%
Gain on sale of fixed income securities	—	798	(798)	100.00%
Increase in cash surrender value of life insurance policies	1,996	1,727	269	15.58%
Loan level derivative income	3,817	1,848	1,969	106.55%
Other noninterest income	4,399	3,939	460	11.68%
Total	$40,250	$36,817	$3,433	9.32%
The primary reasons for the significant variances in the noninterest income category shown in the preceding tables are noted below:
Deposit account fees increased as compared to the prior periods as a result of increased activity and account growth.
Interchange and ATM fees have increased as compared to the prior year periods as a result of successful growth of core checking accounts.
Investment management income growth is driven primarily from growth in overall assets under administration, which were $2.8 billion as of June 30, 2016, an increase of $253.7 million, or 9.8%, compared to June 30, 2015.
Mortgage banking income increased primarily due to higher volume.
There was a gain on the sale of fixed income securities during the second quarter of 2015 due to the sales of mortgage backed securities and certain pooled trust preferred securities. There were no such gains in the first half of 2016.
Income from the cash surrender value of life insurance policies increased due primarily to additional policies from the acquisition of Peoples Federal Bancshares, Inc. ("Peoples") in 2015.

Loan level derivative income increased due to increased customer demand during the first half of 2016 caused by the continued uncertain rate environment.
Other noninterest income increased in the current periods mainly due to merchant processing income, foreign currency exchange fees, and 1031 exchange income.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 18 - Noninterest Expense

	Three Months Ended
	June 30		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$26,977	$26,318	$659	2.50%
Occupancy and equipment expenses	5,667	5,672	(5)	(0.09)%
Data processing & facilities management	1,225	1,228	(3)	(0.24)%
FDIC assessment	920	1,017	(97)	(9.54)%
Advertising expense	1,223	1,853	(630)	(34.00)%
Consulting expense	864	829	35	4.22%
Loss on sale of equity securities	3	8	(5)	(62.50)%
Loss on sale of fixed income securities	—	1,124	(1,124)	(100.00)%
Merger and acquisition expenses	206	271	(65)	(23.99)%
Software maintenance	735	677	58	8.57%
Other noninterest expenses	9,326	9,647	(321)	(3.33)%
Total	$47,146	$48,644	$(1,498)	(3.08)%

	Six Months Ended
	June 30		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$54,166	$51,606	$2,560	4.96%
Occupancy and equipment expenses	11,494	12,066	$(572)	(4.74)%
Data processing & facilities management	2,431	2,350	$81	3.45%
FDIC assessment	1,930	1,973	$(43)	(2.18)%
Advertising expense	2,480	2,687	$(207)	(7.70)%
Consulting expense	1,465	1,585	$(120)	(7.57)%
Loss on extinguishment of debt	437	122	$315	258.20%
Loss on sale of equity securities	32	8	$24	300.00%
Loss on sale of fixed income securities	—	1,124	$(1,124)	(100.00)%
Merger and acquisition expenses	540	10,501	$(9,961)	(94.86)%
Software maintenance	1,489	1,302	$187	14.36%
Other noninterest expenses	17,164	18,298	$(1,134)	(6.20)%
Total	$93,628	$103,622	$(9,994)	(9.64)%
The primary reasons for the significant variances in the noninterest expense category shown in the preceding tables are noted below:
The increase in salaries and employee benefits reflects overall increases in the employee base due to the full six month impact of the February 2015 Peoples acquisition along with an increase in expenses associated with merit and incentive increases, commissions and retirement benefits.

Occupancy and equipment expense decreases were attributable to less snow removal costs in the first half of 2016 as compared to the prior year period, offset by an increase in rent and general expenses partially due to the impact of the 2015 Peoples acquisition.
Advertising expenses decreased in the first half of 2016 due to both the timing and scale of the spring campaign initiatives.
Consulting expenses decreased in the first half of 2016 due to timing of certain initiatives.
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
Other noninterest expenses decreased in the current year periods due primarily to decreases in loan workout costs and other losses and charge-offs, offset by increases in debit card expenses, card issuance costs and provision for unfunded commitments.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 19 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
	(Dollars in thousands)
Combined federal and state income tax provisions	$9,508	$7,213	$17,936	$11,082
Effective income tax rates	31.82%	29.25%	31.51%	29.17%
The Company's blended statutory tax rate was 40.86% for both the three and six month periods ended June 30, 2016 and 40.70% for the three and six month periods ended June 30, 2015. The effective income tax rates noted in the table above are lower than the blended statutory tax rate due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in low income housing project investments. The increase in the effective income tax rate for 2016 is primarily due to a reduction in the benefits recognized from New Markets Tax Credits.

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
Table 20 - New Markets Tax Credit Recognition Schedule

Year of Investment		2016	2017	2018	2019	Total Remaining Credits

2010	40,000	2,400	—	—	—	2,400
2012	21,400	1,285	1,285	1,285	—	3,855
2013	44,600	2,675	2,675	2,675	2,675	10,700
Total	$106,000	$6,360	$3,960	$3,960	$2,675	$16,955

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2032, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $42.4 million, of which $32.0 million has been funded. It is expected that the limited partnership investments will generate a net tax benefit of approximately $1.7 million for the full calendar year of 2016 and a total of $12.8 million over the remaining life of the investments from the combination of the tax credits and operating losses.
Risk Management
The Company’s Board of Directors and Executive Management have identified significant risk categories which affect the Company. The risk categories include: credit risk, operations risk, compliance risk, strategic and reputation risk, market risk and liquidity risk. The Board of Directors has approved an Enterprise Risk Management Policy that addresses each category of risk. The Portfolio Risk Manager, Chief Financial Officer, Chief Information Officer, Director of Enterprise Risk Management, Compliance Officer, Executive Vice President of Commercial Lending and other members of management provide regular reports to the Board of Directors, identifying key risk issues and plans to address these issues. The Board of Directors seeks to ensure the level of risk is within limits established by both the Risk Management Policy and other previously approved policies.
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

The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for June 30, 2016 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual (12 to 24 months) shifts in interest. Additionally, the Company analyzed a separate alternative scenario, labeled "Flat Up 200". In this scenario the short term end of the yield curve increases 200 bps over the first 12 months of the simulation, while the long term end of the curve remains relatively flat.
The results of all scenarios and the impact to net interest income are outlined in the table below:
Table 21 - Interest Rate Sensitivity

	June 30
	2016		2015
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(3.0)%	(7.2)%	(0.4)%	(3.5)%
+100	6.2%	8.2%	5.3%	8.4%
+200	12.5%	17.5%	10.7%	16.4%
+300	18.6%	26.5%	16.1%	24.3%
+400	24.5%	35.2%	21.3%	32.1%

Gradual rate shifts (basis points)
-100 over 12 months	(1.3)%	(5.9)%	0.1%	(2.1)%
+200 over 12 months	5.7%	15.0%	4.9%	14.3%
+400 over 24 months	5.7%	21.0%	4.9%	19.5%
Flat +500 over 12 months	7.3%	26.6%	6.0%	22.6%

Alternative scenarios
Flat up 200 basis points scenario	6.0%	15.2%	4.5%	11.4%

The Company's policy on interest rate risk simulation also specifies that estimated net interest income for the second year of all “core scenarios” should not decline by more than 15.0%. The Company was well within policy limits at June 30, 2016 and 2015. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
The most significant factors affecting market risk exposure of the Company’s net interest income during the six months ended June 30, 2016 were the shape of the U.S. Government securities and interest rate swap yield curve, the level of U.S. prime interest rate and LIBOR rates, and the level of interest rates being offered on long-term fixed rate loans.
The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by utilizing interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. Additionally, the Company may manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts. The level of hedging activity the bank engages in, with regards to its mortgage portfolio, depends on whether the investor purchases the loan with a forward rate lock commitment. Loans with a predefined commitment are not hedged as the price is fixed by the investor at commitment. For loans without a predefined commitment from an investor, a change in market interest rates between the time the Company commits to terms on a loans and the time the Company ultimately sells the loan in the secondary market could reduce the gain (or increase the loss) the Company records on the sale. The Company may attempt to mitigate this risk by entering into forward sales commitments in amounts sufficient to cover loans not locked by the investor. See Note 8, “Derivative and Hedging Activities” within Notes to Consolidated Financial Statements included in Item 1 hereof for additional information regarding the Company’s Derivative Financial Instruments.
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
The Company actively manages its liquidity position under the direction of the Asset Liability Committee of the Bank ("ALCO"). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB less short-term liabilities relative to total assets, was within policy limits at June 30, 2016. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 22 - Sources of Liquidity

	June 30, 2016			December 31, 2015
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$50,833	$793,948		$102,080	$777,452
Federal Reserve Bank of Boston	—	720,406	(3)	—	715,732
Unpledged Securities	—	459,368		—	399,960
Customer repurchase agreements	139,716	—	(4)	133,958	—	(4)
Junior subordinated debentures (1)	73,207	—	(4)	73,306	—	(4)
Subordinated debt	34,612	—	(4)	34,589	—	(4)
Brokered deposits (2)	35,257	—	(4)	46,287	—	(4)
	$333,625	$1,973,722		$390,220	$1,893,144

(1)	Amounts shown are inclusive of fair value marks associated with previous acquisitions.

(2)	Inclusive of $34.3 million and $34.9 million of brokered deposits acquired through participation in the CDARS program as of June 30, 2016 and December 31, 2015, respectively.

(3)	Loans with a carrying value of $1.3 billion at both June 30, 2016 and December 31, 2015 have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

(4)	The additional borrowing capacity has not been assessed for these categories.
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
Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the three months ended June 30, 2016. See Note 8, "Derivative and Hedging Activities" and Note 12, "Commitments and Contingencies" within Notes to Consolidated Financial Statements included in Item 1 hereof for more information relating to the Company's off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the three months ended June 30, 2016. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a complete table of contractual obligations, commitments and contingencies.

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

Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At June 30, 2016, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business or due to acquisitions. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors
As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2016:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
April 1 to April 30, 2016	60	$44.64	—	—
May 1 to May 31, 2016	—	$—	—	—
June 1 to June 30, 2016	2,644	$48.09	—	—
Total	2,704		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants.

(2)	The Company does not currently have a stock repurchase program or plan in place.

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
INDEPENDENT BANK CORP.
(registrant)

August 4, 2016	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

August 4, 2016	/s/ Robert Cozzone
Robert Cozzone Chief Financial Officer and Treasurer (Principal Financial Officer)