Form 10-Q
period 2016-09-30
INDEPENDENT BANK CORP
filed 2016-11-03
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
Commission File Number: 1-9047
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2016, there were 26,329,185 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands, except share data)

	September 30, 2016	December 31 2015
Assets
Cash and due from banks	$92,185	$84,813
Interest-earning deposits with banks	265,618	190,952
Securities
Securities - trading	809	356
Securities - available for sale	387,008	367,249
Securities - held to maturity (fair value $441,834 and $478,749)	430,763	477,507
Total securities	818,580	845,112
Loans held for sale (at fair value)	13,334	5,990
Loans
Commercial and industrial	857,713	843,276
Commercial real estate	2,787,660	2,653,434
Commercial construction	376,245	373,368
Small business	115,054	96,246
Residential real estate	632,685	638,606
Home equity - first position	559,867	543,092
Home equity - subordinate positions	405,245	384,711
Other consumer	11,664	14,988
Total loans	5,746,133	5,547,721
Less: allowance for loan losses	(58,205)	(55,825)
Net loans	5,687,928	5,491,896
Federal Home Loan Bank stock	11,304	14,431
Bank premises and equipment, net	76,429	75,663
Goodwill	201,083	201,083
Other intangible assets	9,751	11,826
Cash surrender value of life insurance policies	137,723	134,627
Other real estate owned and other foreclosed assets	1,798	2,159
Other assets	186,276	150,917
Total assets	$7,502,009	$7,209,469
Liabilities and Stockholders' Equity
Deposits
Demand deposits	2,024,235	1,846,593
Savings and interest checking accounts	2,417,195	2,370,141
Money market	1,198,959	1,089,139
Time certificates of deposit of $100,000 and over	257,638	274,701
Other time certificates of deposits	371,433	410,129
Total deposits	6,269,460	5,990,703
Borrowings
Federal Home Loan Bank borrowings	50,826	102,080
Customer repurchase agreements and other short-term borrowings	140,914	133,958

Junior subordinated debentures (less unamortized debt issuance costs of $141 and $158)	73,157	73,306
Subordinated debentures (less unamortized debt issuance costs of $376 and $411)	34,624	34,589
Total borrowings	299,521	343,933
Other liabilities	114,786	103,370
Total liabilities	6,683,767	6,438,006
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value. authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value. authorized: 75,000,000 shares, issued and outstanding: 26,320,467 shares at September 30, 2016 and 26,236,352 shares at December 31, 2015 (includes 212,673 and 230,900 shares of unvested participating restricted stock awards, respectively)	261	260
Shares held in rabbi trust at cost: 169,075 shares at September 30, 2016 and 173,378 shares at December 31, 2015	(4,199)	(3,958)
Deferred compensation and other retirement benefit obligations	4,199	3,958
Additional paid in capital	409,731	405,486
Retained earnings	404,750	368,169
Accumulated other comprehensive income (loss), net of tax	3,500	(2,452)
Total stockholders’ equity	818,242	771,463
Total liabilities and stockholders' equity	$7,502,009	$7,209,469
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Interest income
Interest and fees on loans	$56,778	$54,557	$166,683	$160,261
Taxable interest and dividends on securities	5,034	5,455	15,500	14,934
Nontaxable interest and dividends on securities	28	31	89	95
Interest on loans held for sale	81	64	170	173
Interest on federal funds sold and short-term investments	387	121	767	212
Total interest and dividend income	62,308	60,228	183,209	175,675
Interest expense
Interest on deposits	2,733	2,951	8,339	8,636
Interest on borrowings	1,907	2,232	5,778	6,997
Total interest expense	4,640	5,183	14,117	15,633
Net interest income	57,668	55,045	169,092	160,042
Provision for loan losses	950	800	2,075	1,000
Net interest income after provision for loan losses	56,718	54,245	167,017	159,042
Noninterest income
Deposit account fees	4,622	4,754	13,563	13,385
Interchange and ATM fees	4,190	3,949	12,050	10,817
Investment management	5,446	4,981	16,183	15,616
Mortgage banking income	1,963	1,480	4,458	3,832
Gain on sale of equity securities	—	—	5	19
Gain on sale of fixed income securities	—	—	—	798
Increase in cash surrender value of life insurance policies	984	958	2,980	2,685
Loan level derivative income	810	968	4,627	2,816
Other noninterest income	2,401	2,157	6,800	6,096
Total noninterest income	20,416	19,247	60,666	56,064
Noninterest expenses
Salaries and employee benefits	27,395	26,685	81,561	78,291
Occupancy and equipment expenses	5,433	5,443	16,927	17,509
Data processing and facilities management	1,400	1,112	3,831	3,462
FDIC assessment	725	1,020	2,655	2,993
Advertising expense	1,654	1,414	4,134	4,101
Consulting expense	770	867	2,235	2,451
Legal fees	321	746	1,132	1,462
Loss on extinguishment of debt	—	—	437	122
Loss on sale of equity securities	—	—	32	8
Loss on sale of fixed income securities	—	—	—	1,124
Merger and acquisition expense	151	—	691	10,501
Other noninterest expenses	9,008	9,744	26,850	28,628
Total noninterest expenses	46,857	47,031	140,485	150,652
Income before income taxes	30,277	26,461	87,198	64,454
Provision for income taxes	9,793	7,867	27,729	18,949
Net income	$20,484	$18,594	$59,469	$45,505
Basic earnings per share	$0.78	$0.71	$2.26	$1.77
Diluted earnings per share	$0.78	$0.71	$2.26	$1.76
Weighted average common shares (basic)	26,324,316	26,200,621	26,301,340	25,774,571
Common shares equivalents	53,072	63,493	48,354	72,921
Weighted average common shares (diluted)	26,377,388	26,264,114	26,349,694	25,847,492
Cash dividends declared per common share	$0.29	$0.26	$0.87	$0.78
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net income	$20,484	$18,594	$59,469	$45,505
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	(816)	1,211	5,119	544
Net change in fair value of cash flow hedges	674	132	653	596
Net change in other comprehensive income for defined benefit postretirement plans	59	110	180	309
Total other comprehensive income (loss)	(83)	1,453	5,952	1,449
Total comprehensive income	$20,401	$20,047	$65,421	$46,954
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation and Other Retirement Benefit Obligations	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2015	26,236,352	$260	$(3,958)	$3,958	$405,486	$368,169	$(2,452)	$771,463
Net income	—	—	—	—	—	59,469	—	59,469
Other comprehensive income	—	—	—	—	—	—	5,952	5,952
Common dividend declared ($0.87 per share)	—	—	—	—	—	(22,888)	—	(22,888)
Proceeds from exercise of stock options, net of cash paid	9,022	—	—	—	160	—	—	160
Tax benefit related to equity award activity	—	—	—	—	354	—	—	354
Stock based compensation	—	—	—	—	2,308	—	—	2,308
Restricted stock awards issued, net of awards surrendered	32,567	1	—	—	(674)	—	—	(673)
Shares issued under direct stock purchase plan	42,526	—	—	—	1,918	—	—	1,918
Deferred compensation and other retirement benefit obligations	—	—	(241)	241		—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	179	—	—	179
Balance September 30, 2016	26,320,467	$261	$(4,199)	$4,199	$409,731	$404,750	$3,500	$818,242

Balance December 31, 2014	23,998,738	$237	$(3,666)	$3,666	$311,978	$330,444	$(2,132)	$640,527
Net income	—	—	—	—	—	45,505	—	45,505
Other comprehensive income	—	—	—	—	—	—	1,449	1,449
Common dividend declared ($0.78 per share)	—	—	—	—	—	(20,412)	—	(20,412)
Common stock issued for acquisition	2,052,137	21	—	—	86,394	—	—	86,415
Proceeds from exercise of stock options, net of cash paid	78,240	1	—	—	1,364	—	—	1,365
Tax benefit related to equity award activity	—	—	—	—	776	—	—	776
Stock based compensation	—	—	—	—	2,028	—	—	2,028
Restricted stock awards issued, net of awards surrendered	36,901	1	—	—	(646)	—	—	(645)
Shares issued under direct stock purchase plan	46,222	—	—	—	2,023	—	—	2,023
Deferred compensation and other retirement benefit obligations	—	—	(217)	217	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	172	—	—	172
Balance September 30, 2015	26,212,238	$260	$(3,883)	$3,883	$404,089	$355,537	$(683)	$759,203
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Nine Months Ended
	September 30
	2016	2015
Cash flow from operating activities
Net income	$59,469	$45,505
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,729	9,327
Provision for loan losses	2,075	1,000
Deferred income tax expense	314	5,372
Net loss on sale of securities	27	315
Net loss on fixed assets	10	213
Loss on extinguishment of debt	437	122
Net loss on other real estate owned and foreclosed assets	41	1,070
Realized gain on sale leaseback transaction	(775)	(775)
Stock based compensation	2,308	2,028
Excess tax benefit related to equity award activity	(354)	(776)
Increase in cash surrender value of life insurance policies	(2,980)	(2,685)
Change in fair value on loans held for sale	(60)	(3)
Net change in:
Trading assets	(453)	(454)
Loans held for sale	(7,284)	(4,585)
Other assets	(42,044)	4,366
Other liabilities	18,314	2,035
Total adjustments	(19,695)	16,570
Net cash provided by operating activities	39,774	62,075
Cash flows used in investing activities
Proceeds from sales of securities available for sale	285	14,344
Proceeds from maturities and principal repayments of securities available for sale	48,421	60,507
Purchases of securities available for sale	(60,888)	(49,086)
Proceeds from maturities and principal repayments of securities held to maturity	62,005	44,706
Purchases of securities held to maturity	(14,998)	(117,286)
Redemption of Federal Home Loan Bank stock	3,127	—
Investments in low income housing projects	(5,473)	(14,817)
Purchases of life insurance policies	(116)	(115)
Net increase in loans	(198,731)	(65,650)
Cash used in business combinations, net of cash acquired	—	(13,448)
Purchases of bank premises and equipment	(6,022)	(6,846)
Proceeds from the sale of bank premises and equipment	26	1,233
Proceeds from the sale of other real estate owned and foreclosed assets	842	7,378
Net payments relating to other real estate owned and foreclosed assets	(145)	(961)
Net cash used in investing activities	(171,667)	(140,041)
Cash flows provided by financing activities
Net decrease in time deposits	(55,759)	(54,293)

Net increase in other deposits	334,516	326,440
Net repayments of short-term Federal Home Loan Bank borrowings	—	(10,000)
Repayments of long-term Federal Home Loan Bank borrowings	(51,641)	(7,000)
Net increase (decrease) in customer repurchase agreements	6,956	(9,441)
Repayments of wholesale repurchase agreements	—	(50,000)
Repayments of subordinated debentures	—	(30,000)
Net proceeds from exercise of stock options	160	1,365
Restricted stock awards issued, net of awards surrendered	(673)	(645)
Excess tax benefit from stock based compensation	354	776
Tax benefit from deferred compensation distribution	179	172
Proceeds from shares issued under direct stock purchase plan	1,918	2,023
Common dividends paid	(22,079)	(19,357)
Net cash provided by financing activities	213,931	150,040
Net increase in cash and cash equivalents	82,038	72,074
Cash and cash equivalents at beginning of year	275,765	178,254
Cash and cash equivalents at end of period	357,803	250,328
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$377	$2,134
Other net transfers to other real estate owned	$—	$142
Net increase in capital commitments relating to low income housing project investments	$163	$2,085
In conjunction with the Peoples Federal Bancshares, Inc. acquisition, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$—	$86,415
Fair value of assets acquired, net of cash acquired	$—	$598,376
Fair value of liabilities assumed	$—	$498,513
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606 "Revenue from Contracts with Customers" Update No. 2014-09. Update No. 2014-09 was issued in May 2014 to address the previous revenue recognition requirements in GAAP that differ from those in International Financial Reporting Standards (IFRS).  Accordingly, the FASB and the International Accounting Standards Board (IASB) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. The largely converged revenue recognition standards will supersede virtually all revenue recognition guidance in GAAP and IFRS. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since the issuance of Update 2014-09, the FASB has finalized various amendments to the standard as summarized below:
FASB ASC Topic 606 "Revenue from Contracts with Customers" Update No. 2016-12
FASB ASC Topic 606 "Revenue from Contracts with Customers" Update No. 2016-10
FASB ASC Topic 606 "Revenue from Contracts with Customers" Update No. 2016-08.
FASB ASC Topic 606 "Revenue from Contracts with Customers" Update No. 2015-14.

Through Updates 2016-12, 2016-10 and 2016-08, the FASB amended its new revenue guidance on licenses of intellectual property, identification of performance obligations, collectability, noncash consideration and the presentation of sales and other similar taxes. The FASB also clarified the definition of a completed contract at transition and added a practical expedient to ease transition for contracts that were modified prior to adoption. The FASB also amended the new revenue recognition guidance on determining whether an entity is a principal or an agent in an arrangement which affects whether revenue should be reported gross or net.
Following the issuance of Update 2015-14, Update 2014-09, as amended, is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. A full or modified retrospective transition method is required. The Company's revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The Company plans to adopt the revenue recognition guidance in the first quarter of 2018 and is currently evaluating the potential impact on noninterest income on the Company's consolidated financial position, other presentation and disclosure issues, as well as evaluating its selection of transition method.
FASB ASC Topic 230 "Statement of Cash Flows" Update No. 2016-15. Update No. 2016-15 was issued in August 2016 to reduce diversity of practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update provide guidance on the following eight specific cash flow issues; (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the Predominance Principle. The amendments in this topic will provide guidance for these eight issues, thereby reducing the current and potential future diversity in practice. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 31, 2017. Earlier adoption is permitted, including interim reporting periods within that reporting period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

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

NOTE 3 - SECURITIES
Trading Securities

The Company had trading securities of $809,000 and $356,000 as of September 30, 2016 and December 31, 2015, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-Qualified Deferred Compensation Plan.

Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost and gross unrealized holding gains and losses recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods below:

	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$24,502	$804	$—	$25,306	$29,958	$261	$(4)	$30,215
Agency mortgage-backed securities	178,095	7,481	(3)	185,573	207,693	4,227	(983)	210,937
Agency collateralized mortgage obligations	107,466	1,286	(156)	108,596	64,157	179	(752)	63,584
State, county, and municipal securities	4,255	105	—	4,360	4,543	116	—	4,659
Single issuer trust preferred securities issued by banks	2,324	4	(31)	2,297	2,865	8	(81)	2,792
Pooled trust preferred securities issued by banks and insurers	2,200	—	(662)	1,538	2,217	—	(645)	1,572
Small business administration pooled securities	38,678	1,202	—	39,880	40,472	87	(110)	40,449
Equity securities	19,000	701	(243)	19,458	13,235	374	(568)	13,041
Total available for sale securities	$376,520	$11,583	$(1,095)	$387,008	$365,140	$5,252	$(3,143)	$367,249
Held to maturity securities
U.S. Treasury securities	$1,008	$81	$—	$1,089	$1,009	$55	$—	$1,064
Agency mortgage-backed securities	148,822	6,309	—	155,131	167,134	3,460	(219)	170,375
Agency collateralized mortgage obligations	246,744	4,072	(556)	250,260	267,348	1,195	(3,652)	264,891
State, county, and municipal securities	—	—	—	—	225	2	—	227
Single issuer trust preferred securities issued by banks	1,500	47	—	1,547	1,500	22	—	1,522
Small business administration pooled securities	32,689	1,118	—	33,807	35,291	437	(64)	35,664
Corporate debt securities	—	—	—	—	5,000	6	—	5,006
Total held to maturity securities	$430,763	$11,627	$(556)	$441,834	$477,507	$5,177	$(3,935)	$478,749
Total	$807,283	$23,210	$(1,651)	$828,842	$842,647	$10,429	$(7,078)	$845,998
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of September 30, 2016 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$999	$1,003	$11	$11
Due after one year to five years	30,422	31,258	16,099	16,739
Due after five to ten years	86,511	89,455	24,594	25,602
Due after ten years	239,588	245,834	390,059	399,482
Total debt securities	$357,520	$367,550	$430,763	$441,834
Equity securities	$19,000	$19,458	$—	$—
Total	$376,520	$387,008	$430,763	$441,834
Inclusive in the table above is $11.9 million of callable securities in the Company’s investment portfolio at September 30, 2016.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $451.7 million and $444.8 million at September 30, 2016 and December 31, 2015, respectively.
At September 30, 2016 and December 31, 2015, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.
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
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2016
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	2	$1,016	$(3)	$—	$—	$1,016	$(3)
Agency collateralized mortgage obligations	9	14,530	(30)	51,578	(682)	66,108	(712)
Single issuer trust preferred securities issued by banks and insurers	2	—	—	2,048	(31)	2,048	(31)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,537	(662)	1,537	(662)
Equity securities	21	515	(16)	6,903	(227)	7,418	(243)
Total temporarily impaired securities	35	$16,061	$(49)	$62,066	$(1,602)	$78,127	$(1,651)

	December 31, 2015
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S.government agency securities	3	$1,990	$(4)	$—	$—	$1,990	$(4)
Agency mortgage-backed securities	57	112,648	(1,062)	4,297	(140)	116,945	(1,202)
Agency collateralized mortgage obligations	23	147,707	(1,420)	80,927	(2,984)	228,634	(4,404)
Single issuer trust preferred securities issued by banks and insurers	2	1,018	(33)	1,018	(48)	2,036	(81)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,572	(645)	1,572	(645)
Small business administration pooled securities	3	37,986	(174)	—	—	37,986	(174)
Equity securities	34	3,481	(189)	4,971	(379)	8,452	(568)
Total temporarily impaired securities	123	$304,830	$(2,882)	$92,785	$(4,196)	$397,615	$(7,078)
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at September 30, 2016:

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

•
Pooled Trust Preferred Securities: This portfolio consists of one below investment grade security which is performing. The unrealized loss on this security is attributable to the illiquid nature of the trust preferred market in the current economic and regulatory environment. Management evaluates collateral credit and instrument structure, including current and expected deferral and default rates and timing. In addition, discount rates are determined by evaluating comparable spreads observed currently in the market for similar instruments.

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

The following table shows the total OTTI that the Company recorded for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
	(Dollars in thousands)
Gross change in OTTI recorded on certain investments	$—	$—	$—	$84
Portion of OTTI recognized in OCI	—	—	—	(84)
Total credit related OTTI recognized in earnings	$—	$—	$—	$—
The following table shows the cumulative credit related component of OTTI for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
(Dollars in thousands)
Balance at beginning of period	$—	$—	$—	$(9,997)
Add
Incurred on securities not previously impaired	—	—	—	—
Incurred on securities previously impaired	—	—	—	—
Less
Securities sold during the period	—	—	—	9,997
Reclassification due to changes in Company's intent	—	—	—	—
Increases in cash flow expected to be collected	—	—	—	—
Balance at end of period	$—	$—	$—	$—

NOTE 4 - LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY
The following tables bifurcate the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	September 30, 2016
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$853,245	$2,759,158	$376,245	$114,085	$609,854	$958,999	$11,244	$5,682,830
Individually evaluated for impairment	$4,468	$18,077	$—	$969	$14,193	$5,904	$418	$44,029
Purchased credit impaired loans	$—	$10,425	$—	$—	$8,638	$209	$2	$19,274
Total loans by group	$857,713	$2,787,660	$376,245	$115,054	$632,685	$965,112	$11,664	$5,746,133	(1)

	December 31, 2015
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$838,129	$2,619,294	$373,064	$95,225	$614,014	$921,563	$14,427	$5,475,716
Individually evaluated for impairment	$5,147	$22,986	$304	$1,021	$15,405	$5,989	$558	$51,410
Purchased credit impaired loans	$—	$11,154	$—	$—	$9,187	$251	$3	$20,595
Total loans by group	$843,276	$2,653,434	$373,368	$96,246	$638,606	$927,803	$14,988	$5,547,721	(1)

(1)
The amount of net deferred fees on loans and net unamortized discounts on acquired loans not deemed to be purchased credit impaired ("PCI") included in the ending balance was $10.9 million at both September 30, 2016 and December 31, 2015 respectively.

The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended September 30, 2016
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$14,027	$29,011	$5,216	$1,441	$2,578	$4,986	$468	$57,727
Charge-offs	(27)	(341)	—	(98)	—	(154)	(523)	(1,143)
Recoveries	63	124	—	28	130	24	302	671
Provision (benefit)	(189)	609	117	113	(44)	196	148	950
Ending balance	$13,874	$29,403	$5,333	$1,484	$2,664	$5,052	$395	$58,205

	Three Months Ended September 30, 2015
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,279	$26,359	$4,071	$1,248	$2,551	$4,871	$616	$54,995
Charge-offs	(497)	(28)	—	(2)	(40)	(249)	(349)	(1,165)
Recoveries	22	152	—	57	6	130	208	575
Provision (benefit)	(518)	582	422	(20)	75	128	131	800
Ending balance	$14,286	$27,065	$4,493	$1,283	$2,592	$4,880	$606	$55,205

	Nine Months Ended September 30, 2016
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,802	$27,327	$5,366	$1,264	$2,590	$4,889	$587	$55,825
Charge-offs	(31)	(365)	—	(191)	(27)	(491)	(1,152)	(2,257)
Recoveries	850	535	—	122	182	77	796	2,562
Provision (benefit)	(747)	1,906	(33)	289	(81)	577	164	2,075
Ending balance	$13,874	$29,403	$5,333	$1,484	$2,664	$5,052	$395	$58,205
Ending balance: individually evaluated for impairment	$134	$355	$—	$2	$1,156	$223	$23	$1,893
Ending balance: collectively evaluated for impairment	$13,740	$29,048	$5,333	$1,482	$1,508	$4,829	$372	$56,312
	Nine Months Ended September 30, 2015
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,573	$25,873	$3,945	$1,171	$2,834	$4,956	$748	$55,100
Charge-offs	(1,531)	(236)	—	(198)	(242)	(659)	(922)	(3,788)
Recoveries	903	1,006	—	189	52	234	509	2,893
Provision (benefit)	(659)	422	548	121	(52)	349	271	1,000
Ending balance	$14,286	$27,065	$4,493	$1,283	$2,592	$4,880	$606	$55,205
Ending balance: individually evaluated for impairment	$252	$225	$—	$28	$1,313	$245	$27	$2,090
Ending balance: collectively evaluated for impairment	$14,034	$26,840	$4,493	$1,255	$1,279	$4,635	$579	$53,115
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
The following table details the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		September 30, 2016
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$746,616	$2,648,658	$370,149	$112,442	$3,877,865
Potential weakness	7	83,166	86,408	4,516	1,965	176,055
Definite weakness-loss unlikely	8	27,909	50,162	1,580	619	80,270
Partial loss probable	9	22	2,432	—	28	2,482
Definite loss	10	—	—	—	—	—
Total		$857,713	$2,787,660	$376,245	$115,054	$4,136,672

		December 31, 2015
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$765,753	$2,484,025	$363,781	$93,008	$3,706,567
Potential weakness	7	54,375	112,022	7,678	2,444	176,519
Definite weakness-loss unlikely	8	23,073	56,276	1,909	732	81,990
Partial loss probable	9	75	1,111	—	62	1,248
Definite loss	10	—	—	—	—	—
Total		$843,276	$2,653,434	$373,368	$96,246	$3,966,324

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

	September 30, 2016	December 31, 2015
Residential portfolio
FICO score (re-scored)(1)	743	742
LTV (re-valued)(2)	62.7%	61.4%
Home equity portfolio
FICO score (re-scored)(1)	767	765
LTV (re-valued)(2)	56.2%	55.8%

(1)
The average FICO scores for September 30, 2016 are based upon rescores available from August 31, 2016 and origination score data for loans booked between September 1, 2016 and September 30, 2016. The average FICO scores for December 31, 2015 are based upon rescores available from November 30, 2015 and origination score data for loans booked between December 1, 2015 and December 31, 2015.

(2)
The combined LTV ratios for September 30, 2016 are based upon updated automated valuations as of March 31, 2015 and origination value data for loans booked between April 1, 2015 and September 30, 2016. The combined LTV ratios for December 31, 2015 are based upon updated automated valuations as of March 31, 2015 and actual score data for loans booked from April 1, 2015 through December 31, 2015. For home equity loans and lines in a subordinate lien position, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

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

The following table shows information regarding nonaccrual loans at the dates indicated:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Commercial and industrial	$3,065	$3,699
Commercial real estate	7,399	7,856
Commercial construction	—	304
Small business	288	239
Residential real estate	7,684	8,795
Home equity	6,311	6,742
Other consumer	44	55
Total nonaccrual loans(1)	$24,791	$27,690

(1)	Included in these amounts were $5.9 million and $5.2 million of nonaccruing TDRs at September 30, 2016 and December 31, 2015, respectively.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$1,384	$1,430
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,557	$1,059
The following table shows the age analysis of past due financing receivables as of the dates indicated:

	September 30, 2016
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	5	$436	2	$205	6	$2,584	13	$3,225	$854,488	$857,713	$—
Commercial real estate	6	3,396	9	2,200	8	3,772	23	9,368	2,778,292	2,787,660	—
Commercial construction	—	—	—	—	—	—	—	—	376,245	376,245	—
Small business	16	218	5	90	18	203	39	511	114,543	115,054	—
Residential real estate	13	2,621	11	1,692	27	4,222	51	8,535	624,150	632,685	—
Home equity	14	1,199	11	611	30	1,794	55	3,604	961,508	965,112	—
Other consumer (1)	250	230	19	32	15	11	284	273	11,391	11,664	2
Total	304	$8,100	57	$4,830	104	$12,586	465	$25,516	$5,720,617	$5,746,133	$2

	December 31, 2015
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	9	$399	4	$1,021	8	$3,039	21	$4,459	$838,817	$843,276	$—
Commercial real estate	19	7,349	6	1,627	13	4,458	38	13,434	2,640,000	2,653,434	—
Commercial construction	—	—	—	—	1	304	1	304	373,064	373,368	—
Small business	11	93	4	9	13	69	28	171	96,075	96,246	—
Residential real estate	20	3,119	11	2,049	19	3,433	50	8,601	630,005	638,606	—
Home equity	21	1,526	11	903	20	1,338	52	3,767	924,036	927,803	—
Other consumer (1)	297	231	12	65	13	25	322	321	14,667	14,988	—
Total	377	$12,717	48	$5,674	87	$12,666	512	$31,057	$5,516,664	$5,547,721	$—

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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
TDRs on accrual status	$27,644	$32,849
TDRs on nonaccrual	5,910	5,225
Total TDRs	$33,554	$38,074
Amount of specific reserves included in the allowance for loan losses associated with TDRs	$1,515	$1,628
Additional commitments to lend to a borrower who has been a party to a TDR	$1,097	$972
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
The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	—	$—	$—	7	$528	$528
Commercial real estate	3	986	986	9	2,329	2,329
Small business	1	59	59	3	168	168
Residential real estate	—	—	—	5	1,167	1,209
Home equity	4	328	328	8	632	632
Other consumer	—	—	—	5	107	107
Total	8	$1,373	$1,373	37	$4,931	$4,973

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	1	$100	$100	10	$1,153	$1,153
Commercial real estate	1	653	653	6	2,963	2,963
Small business	2	103	103	7	269	269
Residential real estate	2	218	245	5	376	403
Home equity	1	36	36	4	251	251
Total	7	$1,110	$1,137	32	$5,012	$5,039

(1)
The post-modification balances represent the legal principal balance of the loan on the date of modification. These amounts may show an increase when modifications include a capitalization of interest.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)
Extended maturity	$256	$855	$2,638	$2,204
Adjusted interest rate	—	—	92	—
Combination rate and maturity	730	246	990	2,769
Court ordered concession	387	36	1,253	66
Total	$1,373	$1,137	$4,973	$5,039

The Company considers a loan to have defaulted when it reaches 90 days past due. The following table shows loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated:

	Three Months Ended September 30
	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Home equity	1	$141	—	$—
	1	$141	—	$—

	Nine Months Ended September 30
	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial real estate	—	$—	2	$880
Commercial and industrial	—	—	3	339
Home equity	1	$141	—	$—
	1	$141	5	$1,219
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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio at the dates indicated:

	September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,382	$2,750	$—
Commercial real estate	11,481	12,567	—
Small business	612	703	—
Residential real estate	4,226	4,399	—
Home equity	4,611	4,733	—
Other consumer	158	159	—
Subtotal	23,470	25,311	—
With an allowance recorded
Commercial and industrial	$2,086	$2,252	$134
Commercial real estate	6,596	7,023	355
Small business	357	369	2
Residential real estate	9,967	10,968	1,156
Home equity	1,293	1,459	223
Other consumer	260	261	23
Subtotal	20,559	22,332	1,893
Total	$44,029	$47,643	$1,893

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,613	$3,002	$—
Commercial real estate	12,008	13,128	—
Commercial construction	304	305	—
Small business	527	618	—
Residential real estate	3,874	4,033	—
Home equity	4,893	5,005	—
Other consumer	184	185	—
Subtotal	24,403	26,276	—
With an allowance recorded
Commercial and industrial	$2,534	$2,648	$183
Commercial real estate	10,978	11,047	204
Small business	494	523	4
Residential real estate	11,531	12,652	1,278
Home equity	1,096	1,287	238
Other consumer	374	389	23
Subtotal	27,007	28,546	1,930
Total	$51,410	$54,822	$1,930
The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,444	$16	$2,584	$48
Commercial real estate	11,549	115	11,775	348
Small business	646	5	679	18
Residential real estate	4,255	42	4,286	134
Home equity	4,616	45	4,677	138
Other consumer	162	3	168	9
Subtotal	23,672	226	24,169	695
With an allowance recorded
Commercial and industrial	$2,097	$4	$2,135	$13
Commercial real estate	6,854	42	6,977	126
Small business	367	6	384	17
Residential real estate	10,004	92	10,071	272
Home equity	1,299	13	1,310	36
Other consumer	265	2	272	6
Subtotal	20,886	159	21,149	470
Total	$44,558	$385	$45,318	$1,165

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,080	$11	$2,204	$41
Commercial real estate	13,876	89	14,433	337
Commercial construction	307	—	309	—
Small business	465	4	484	14
Residential real estate	3,566	42	3,601	123
Home equity	4,585	44	4,670	134
Other consumer	198	4	207	12
Subtotal	25,077	194	25,908	661
With an allowance recorded
Commercial and industrial	$3,687	$10	$3,894	$57
Commercial real estate	15,830	204	15,993	609
Small business	540	7	564	22
Residential real estate	11,698	106	11,764	358
Home equity	1,221	4	1,238	13
Other consumer	421	4	443	11
Subtotal	33,397	335	33,896	1,070
Total	$58,474	$529	$59,804	$1,731

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

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Outstanding balance	$21,481	$23,199
Carrying amount	$19,274	$20,595

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning balance	$2,625	$2,527	$2,827	$2,974
Acquisition	—	—	—	319
Accretion	(359)	(592)	(1,188)	(2,138)
Other change in expected cash flows (1)	213	278	744	978
Reclassification from nonaccretable difference for loans which have paid off (2)	—	218	96	298
Ending balance	$2,479	$2,431	$2,479	$2,431

(1) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).
(2) Results in increased interest income during the period in which the loan paid off at amount greater than originally expected.

NOTE 5 -EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
	(Dollars in thousands, except share and per share data)
Net income	$20,484	$18,594	$59,469	$45,505

Weighted Average Shares
Basic shares	26,324,316	26,200,621	26,301,340	25,774,571
Effect of dilutive securities	53,072	63,493	48,354	72,921
Diluted shares	26,377,388	26,264,114	26,349,694	25,847,492

Net income per share
Basic EPS	$0.78	$0.71	$2.26	$1.77
Effect of dilutive securities	—	—	—	(0.01)
Diluted EPS	$0.78	$0.71	$2.26	$1.76
The following table illustrates the options to purchase common stock or shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Stock options	4,293	—	1,441	—
Performance-based restricted stock	—	—	—	—

NOTE 6 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the nine months ended September 30, 2016, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/11/2016	51,475	2005 Employee Stock Plan	$41.96	Ratably over 5 years from grant date
3/1/2016	600	2005 Employee Stock Plan	$44.37	Ratably over 5 years from grant date
5/24/2016	8,700	2010 NonEmployee Director Stock Plan	$48.34	Cliff vest 5 years from grant date
9/19/2016	800	2005 Employee Stock Plan	$52.92	Ratably over 5 years from grant date
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
Stock Options
The Company has made the following awards of nonqualified options to purchase shares of common stock during the nine months ended September 30, 2016:

	Nine Months Ended
	September 30, 2016
Date of grant	7/14/2016	2/20/2016
Plan	2010	2010
Options granted	5,000	5,000
Vesting period (beginning on grant date)	18 months	22 months
Expiration date	7/14/2026	2/20/2026
Expected volatility	32.28%	32.44%
Expected life (years)	5.5	5.5
Expected dividend yield	2.37%	2.28%
Risk free interest rate	1.14%	1.29%
Fair value per option	$11.46	$10.59

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

	September 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(Dollars in thousands)
Sources of collateral
U.S. government agency securities	$15,608	$—	$—	$—	$15,608
Agency mortgage-backed securities	54,535	—	—	—	54,535
Agency collateralized mortgage obligations	70,771	—	—	—	70,771
Total borrowings	$140,914	$—	$—	$—	$140,914

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(Dollars in thousands)
Sources of Collateral
U.S. government agency securities	$10,157	$—	$—	$—	$10,157
Agency mortgage-backed securities	69,142	—	—	—	69,142
Agency collateralized mortgage obligations	54,659	—	—	—	54,659
Total borrowings	$133,958	$—	$—	$—	$133,958

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

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

September 30, 2016
Notional Amount	Trade Date	Effective Date	Maturity Date		Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16		3 Month LIBOR	0.85%	5.04%	$(255)
25,000	16-Feb-06	28-Dec-06	28-Dec-16		3 Month LIBOR	0.85%	5.04%	(255)
25,000	9-Dec-08	10-Dec-08	10-Dec-18		3 Month LIBOR	0.85%	2.94%	(1,068)
25,000	1-Apr-16	17-Jan-17	15-Dec-21	(1)	3 Month LIBOR	TBD	1.36%	(208)
25,000	1-Apr-16	17-Jan-17	15-Dec-21	(1)	3 Month LIBOR	TBD	1.36%	(207)
$125,000								$(1,993)
December 31, 2015
Notional Amount	Trade Date	Effective Date	Maturity Date		Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
			(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16		3 Month LIBOR	0.51%	5.04%	$(1,054)
25,000	16-Feb-06	28-Dec-06	28-Dec-16		3 Month LIBOR	0.51%	5.04%	(1,055)
25,000	9-Dec-08	10-Dec-08	10-Dec-18		3 Month LIBOR	0.49%	2.94%	(1,164)
$75,000								$(3,273)

(1) In April 2016, the Company entered into two forward starting swaps with notional amounts of $25.0 million each, with the intention of hedging $50.0 million of existing junior subordinated debentures, as the current hedges on this borrowing expire in December 2016.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $914,000 (pre-tax) to be reclassified to interest expense from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of September 30, 2016.
The Company recognized $61,000 and $183,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for the three and nine month periods ended September 30, 2016 and 2015, respectively.
The Company had no fair value hedges as of September 30, 2016 or December 31, 2015.
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

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2016
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	201	$29,006	$33,125	$79,593	$79,123	$559,208	$780,055	$41,390
Pay fixed, receive variable	186	$29,006	$33,125	$79,593	$79,123	$559,208	$780,055	$(41,357)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	24	$48,831	$—	$—	$—	$—	$48,831	$91
Buys U.S. currency, sells foreign currency	24	$48,831	$—	$—	$—	$—	$48,831	$(66)
	December 31, 2015
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	171	$37,732	$34,424	$29,629	$77,041	$488,110	$666,936	$22,467
Pay fixed, receive variable	165	$37,732	$34,424	$29,629	$77,041	$488,110	$666,936	$(22,462)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	21	$38,416	$—	$—	$—	$—	$38,416	$(354)
Buys U.S. currency, sells foreign currency	21	$38,416	$—	$—	$—	$—	$38,416	$382

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
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

The change in fair value on the interest rate lock commitments and forward delivery sale commitments are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was an increase of $47,000 and a decrease of $181,000 for the three month periods ended September 30, 2016 and 2015, respectively, and increases of $60,000 and $3,000 for the nine month periods ended September 30, 2016 and 2015, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	September 30 2016	December 31 2015	Balance Sheet Location	September 30 2016	December 31 2015
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$—	$—	Other liabilities	$1,993	$3,273
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	Other assets	$41,411	$22,470	Other liabilities	$41,378	$22,465
Foreign exchange contracts	Other assets	494	602	Other liabilities	469	574
Mortgage Derivatives
Interest rate lock commitments	Other assets	488	233	Other liabilities	—	—
Forward sales agreements	Other assets	163	—	Other liabilities	—	1
		$42,556	$23,305		$41,847	$23,040
Total		$42,556	$23,305		$43,840	$26,313

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$674	$132	$653	$596
Loss reclassified from OCI into interest expense (effective portion)	$(648)	$(715)	$(1,949)	$(2,130)
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest expense	$—	$—	$—	$—
Other expense	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$(42)	$39	$71	$56
Other expense	(12)	—	(46)	(51)
Changes in fair value of mortgage derivatives
Mortgage banking income	115	174	$419	67
Total	$61	$213	$444	$72

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial. The Company had $10,000 exposure at September 30, 2016 and $2,000 in exposure relating to institutional counterparties at December 31, 2015. The Company’s exposure relating to customer counterparties was approximately $42.1 million and $23.2 million at September 30, 2016 and December 31, 2015, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

NOTE 9 - BALANCE SHEET OFFSETTING
The Company does not offset fair value amounts recognized for derivative instruments or repurchase agreements. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. At September 30, 2016, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged (Received)	Net Amount
	September 30, 2016
	(Dollars in thousands)
Derivative Assets
Loan level derivatives	$41,411	$—	$41,411	$10	$—	$41,401
Customer foreign exchange contracts	494	—	494	—	—	494
	$41,905	$—	$41,905	$10	$—	$41,895

Derivative Liabilities
Interest rate swaps	$1,993	$—	$1,993	$—	$1,993	$—
Loan level derivatives	41,378	—	41,378	10	41,358	10
Customer foreign exchange contracts	469	—	469	—	—	469
Repurchase agreements
Customer repurchase agreements	140,914	—	140,914	—	140,914	—
	$184,754	$—	$184,754	$10	$184,265	$479

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2015
	(Dollars in thousands)
Derivative Assets
Loan level derivatives	$22,470	$—	$22,470	$2	$—	$22,468
Customer foreign exchange contracts	602	—	602	—	—	602
	$23,072	$—	$23,072	$2	$—	$23,070

Derivative Liabilities
Interest rate swaps	$3,273	$—	$3,273	$—	$3,273	$—
Loan level derivatives	22,465	—	22,465	2	22,461	2
Customer foreign exchange contracts	574	—	574	—	—	574
Repurchase agreements
Customer repurchase agreements	133,958	—	133,958	—	133,958	—
	$160,270	$—	$160,270	$2	$159,692	$576

(1)	Reflects offsetting derivative positions with the same counterparty.

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified as Level 2.
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
	September 30, 2016
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$809	$809	$—	$—
Securities available for sale
U.S. Government agency securities	25,306	—	25,306	$—
Agency mortgage-backed securities	185,573	—	185,573	—
Agency collateralized mortgage obligations	108,596	—	108,596	—
State, county, and municipal securities	4,360	—	4,360	—
Single issuer trust preferred securities issued by banks and insurers	2,297	—	2,297	—
Pooled trust preferred securities issued by banks and insurers	1,538	—	—	1,538
Small business administration pooled securities	39,880	—	39,880	—
Equity securities	19,458	19,458	—	—
Loans held for sale	13,334	—	13,334	—
Derivative instruments	42,556	—	42,556	—
Liabilities
Derivative instruments	43,840	—	43,840	—
Total recurring fair value measurements	$399,867	$20,267	$378,062	$1,538

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$3,056	$—	$—	$3,056
Other real estate owned and other foreclosed assets	1,798	—	—	1,798
Total nonrecurring fair value measurements	$4,854	$—	$—	$4,854

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, as of the dates indicated:

	Three Months Ended
	September 30
	2016	2015
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,506	$1,595
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	41	12
Settlements	(9)	(21)
Ending balance	$1,538	$1,586

	Nine Months Ended
	September 30
	2016	2015
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,572	$6,321
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	(17)	20
Sales	—	(4,679)
Settlements	(17)	(76)
Ending balance	$1,538	$1,586
It is the Company’s policy to recognize the transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the nine month periods ended September 30, 2016 or 2015.
The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3 for the periods indicated:

	September 30 2016	December 31 2015		September 30 2016	December 31 2015	September 30 2016	December 31 2015
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,538	$1,572	Cumulative prepayment	0% - 63%	0% - 64%	2.6%	2.7%
			Cumulative default	5% - 100%	5% - 100%	12.9%	15.1%
			Loss given default	85% - 100%	85% - 100%	94.2%	94.2%
			Cure given default	0% - 75%	0% - 75%	60.9%	62.3%
Appraisals of collateral (1)
Impaired loans	$3,056	$4,598
Other real estate owned and foreclosed assets	$1,798	$2,159

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
	September 30, 2016
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,008	$1,089	$—	$1,089	$—
Agency mortgage-backed securities	148,822	155,131	—	155,131	—
Agency collateralized mortgage obligations	246,744	250,260	—	250,260	—
Single issuer trust preferred securities issued by banks	1,500	1,547	—	1,547	—
Small business administration pooled securities	32,689	33,807	—	33,807	—
Loans, net of allowance for loan losses(b)	5,684,872	5,622,922	—	—	5,622,922
Financial liabilities
Time certificates of deposits(c)	$629,071	$631,043	$—	$631,043	$—
Federal Home Loan Bank borrowings(c)	50,826	51,172	—	51,172	—
Customer repurchase agreements and other short-term borrowings(c)	140,914	140,914	—	—	140,914
Junior subordinated debentures(d)	73,157	75,993	—	75,993	—
Subordinated debentures(c)	34,624	35,222	—	—	35,222

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

NOTE 11 - COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(1,315)	$499	$(816)	$8,351	$(3,248)	$5,103
Less: net security losses reclassified into other noninterest income	—	—	—	(27)	11	(16)
Net change in fair value of securities available for sale	(1,315)	499	(816)	8,378	(3,259)	5,119

Change in fair value of cash flow hedges	486	(196)	290	(852)	352	(500)
Less: net cash flow hedge gains reclassified into interest on borrowings expense (1)	(648)	264	(384)	(1,949)	796	(1,153)
Net change in fair value of cash flow hedges	1,134	(460)	674	1,097	(444)	653

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(28)	11	(17)	(84)	33	(51)
Amortization of net actuarial losses	61	(25)	36	183	(75)	108
Amortization of net prior service costs	69	(29)	40	207	(84)	123
Net change in other comprehensive income for defined benefit postretirement plans (2)	102	(43)	59	306	(126)	180
Total other comprehensive income (loss)	$(79)	$(4)	$(83)	$9,781	$(3,829)	$5,952

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$1,966	$(755)	$1,211	$597	$(239)	$358
Less: net security losses reclassified into other noninterest income	—	—	—	(315)	129	(186)
Net change in fair value of securities available for sale	1,966	(755)	1,211	912	(368)	544

Change in fair value of cash flow hedges	(493)	201	(292)	(1,096)	429	(667)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	715	(291)	424	2,130	(867)	1,263
Net change in fair value of cash flow hedges	222	(90)	132	1,034	(438)	596

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	50	(21)	29	137	(71)	66
Amortization of net actuarial losses	61	(25)	36	182	(74)	108
Amortization of net prior service costs	75	(30)	45	227	(92)	135
Net change in other comprehensive income for defined benefit postretirement plans (2)	186	(76)	110	546	(237)	309
Total other comprehensive income	$2,374	$(921)	$1,453	$2,492	$(1,043)	$1,449

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.4 million, net of tax, is being recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $317,000 and $463,000 at September 30, 2016 and 2015, respectively.

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2016
Beginning balance: January 1, 2016	$1,306	$(1,955)	$427	$(2,230)	$(2,452)
Net change in other comprehensive income (loss)	5,119	763	(110)	180	5,952
Ending balance: September 30, 2016	$6,425	$(1,192)	$317	$(2,050)	$3,500
	2015
Beginning balance: January 1, 2015	$3,389	$(3,298)	$571	$(2,794)	$(2,132)
Net change in other comprehensive income (loss)	544	704	(108)	309	1,449
Ending balance: September 30, 2015	$3,933	$(2,594)	$463	$(2,485)	$(683)

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
The following table summarizes the above financial instruments at the dates indicated:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Commitments to extend credit	$2,189,953	$2,091,170
Standby letters of credit	17,798	17,962
Deferred standby letter of credit fees	112	72
Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases.
Rent expense incurred under operating leases was approximately $2.1 million for both the three months ended September 30, 2016 and 2015, respectively, and $6.4 million and $6.1 million for the nine months ending, September 30, 2016 and 2015, respectively. Renewal options ranging from 1-10 years exist for several of these leases.
There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2015. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for information regarding our leases and other commitments.
Other Contingencies
At September 30, 2016, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. There was no reserve requirement at September 30, 2016 and $21.7 million at December 31, 2015.

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
The following table presents the Company's investments in low income housing projects as of the dates indicated:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Original investment value	$42,362	$42,199
Current recorded investment	35,566	38,151
Unfunded liability obligation	9,297	14,607
Tax credits and benefits (1)	5,311	3,632
Amortization of investments (2)	3,669	2,450
Net income tax benefit (3)	1,642	1,182
(1) This amount reflects anticipated tax credits and tax benefits for the full year ended December 31, 2016.
(2) The amortization amount reduces the tax credits and benefits anticipated for the full year ended December 31, 2016.
(3) This amount represents the net tax benefit expected to be realized for the full year ended December 31, 2016 in determining the Company's effective tax rate.

NOTE 14 - SUBSEQUENT EVENT

On October 20, 2016, the Company announced the signing of a definitive agreement under which the Company will acquire Island Bancorp, Inc. ("Island Bancorp") and Rockland Trust Company will acquire The Edgartown National Bank.
Under the merger agreement each share of Island Bancorp stock will be exchanged for either 9.525 shares of the Company's common stock or $500 in cash, subject to customary pro-ration procedures which will result in an aggregate stock/cash consideration mix of 80% stock/20% cash. The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes and to provide a tax-free exchange for Island Bancorp shareholders to the extent they receive Independent common stock as consideration.
Independent anticipates issuing approximately 369,311 shares of its common stock in the merger. Based upon the Company's $53.25 per share closing price on October 19, 2016 the transaction is valued at approximately $24.5 million.
The boards of directors of each company have unanimously approved the transaction. The transaction is subject to certain conditions, including the receipt of required regulatory approvals, approval by Island Bancorp shareholders, and other standard conditions. The Company shareholders do not need to approve the merger. Island Bancorp directors who currently own, in the aggregate, about 33% of Island Bancorp’s outstanding shares have signed voting agreements pursuant to which they have agreed to vote their shares in favor of the merger.

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

•
failure to consummate or delay in consummating the acquisition of Island Bancorp, which is subject to certain standard conditions, including approval of the transaction by Island Bancorp shareholders and receipt of required regulatory approvals;

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

Selected Quarterly Financial Data
The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere in this Quarterly Report on Form 10-Q.

		Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$387,008	$389,824	$378,227	$367,249	$365,792
Securities held to maturity	430,763	438,656	457,641	477,507	448,139
Loans	5,746,133	5,674,253	5,589,231	5,547,721	5,498,121
Allowance for loan losses	(58,205)	(57,727)	(56,432)	(55,825)	(55,205)
Goodwill and other intangible assets	210,834	211,526	212,218	212,909	213,612
Total assets	7,502,009	7,418,866	7,189,268	7,209,469	7,134,903
Total deposits	6,269,460	6,197,892	5,995,247	5,990,703	5,914,863
Total borrowings	299,521	298,368	293,265	343,933	350,516
Stockholders’ equity	818,242	803,897	788,147	771,463	759,203
Nonperforming loans	24,793	25,628	25,499	27,690	29,567
Nonperforming assets	26,591	27,473	27,219	29,849	32,099
Income statement
Interest income	$62,308	$61,160	$59,741	$59,870	$60,228
Interest expense	4,640	4,627	4,850	4,985	5,183
Net interest income	57,668	56,533	54,891	54,885	55,045
Provision for loan losses	950	600	525	500	800
Noninterest income	20,416	21,095	19,155	19,824	19,247
Noninterest expenses	46,857	47,146	46,482	46,486	47,031
Net income	20,484	20,374	18,611	19,455	18,594
Per share data	—

Net income—basic	$0.78	$0.77	$0.71	$0.74	$0.71
Net income—diluted	0.78	0.77	0.71	0.74	0.71
Cash dividends declared	0.29	0.29	0.29	0.26	0.26
Book value per share	31.09	30.55	29.97	29.40	28.96
Tangible book value per share (1)	23.08	22.52	21.90	21.29	20.81
Performance ratios	—
Return on average assets	1.09%	1.13%	1.04%	1.07%	1.03%
Return on average common equity	9.98%	10.24%	9.52%	10.03%	9.75%
Net interest margin (on a fully tax equivalent basis)	3.40%	3.47%	3.39%	3.34%	3.39%
Equity to assets	10.91%	10.84%	10.96%	10.70%	10.64%
Dividend payout ratio	37.25%	37.43%	36.66%	35.03%	36.58%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.43%	0.45%	0.46%	0.50%	0.54%
Nonperforming assets as a percent of total assets	0.35%	0.37%	0.38%	0.41%	0.45%
Allowance for loan losses as a percent of total loans	1.01%	1.02%	1.01%	1.01%	1.00%
Allowance for loan losses as a percent of nonperforming loans	234.76%	225.25%	221.31%	201.61%	186.71%
Capital ratios
Tier 1 leverage capital ratio	9.59%	9.66%	9.53%	9.33%	9.21%
Common equity tier 1 capital ratio	10.78%	10.64%	10.64%	10.44%	10.31%
Tier 1 risk-based capital ratio	12.01%	11.88%	11.90%	11.71%	11.58%
Total risk-based capital ratio	13.63%	13.51%	13.56%	13.36%	13.23%

(1)
Represents a non-GAAP measure. For reconciliation to GAAP book value per share, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures" below.

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics help management make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying areas to improve. The Company is focused on organic growth, but will consider acquisition opportunities that provide a satisfactory financial return. During the first quarter of 2016, the Company announced the signing of a definitive merger agreement with New England Bancorp, Inc. ("New England Bancorp"), which is expected to close on November 10, 2016. The Company also recently announced the acquisition of Island Bancorp, which is expected to close in the second quarter of 2017. The closing of the Island Bancorp acquisition is subject to certain conditions including approval of the transaction by Island Bancorp shareholders, receipt of required regulatory approvals, and other standard conditions.

Loans and Asset Quality

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect an overall increase in total loans over the prior year period due to the results of that strategy. Growth in 2016 continues to be driven by consistent increases in the commercial real estate, small business, and home equity categories.

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

Funding and the Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth, supporting management's emphasis on core deposit growth to fund loans, as depicted by the following chart:

As of September 30, 2016, core deposits comprised 90.0% of total deposits. The continued emphasis on core deposits has resulted in a low cost of deposits, which decreased to 0.17% for the 2016 third quarter.

The Company's net interest margin was 3.40% for the quarter ended September 30, 2016, a decrease of seven basis points from the linked quarter as a result of considerably higher levels of liquid assets during the quarter.

Noninterest Income

Management continues to focus on noninterest income growth. Noninterest income is primarily comprised of deposit account fees, interchange and ATM fees, and investment management fees. The following chart depicts noninterest income as a percentage of total revenue (the sum of noninterest income and net interest income) computed in accordance with generally accepted accounting principles in the United States ("GAAP"), over the past five quarters. Although the company may often incur items that it considers to be noncore in determining operating income, there were no such items for the five quarters presented below, and as such, the GAAP based results and operating basis results are identical for the periods shown:

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

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies permit the Company to operate in a tax efficient manner and sometimes also creates a competitive advantage for Rockland Trust and its community development subsidiaries. During the third quarter of 2016, the Company’s effective tax rate was 32.34%.

Capital

The Company's disciplined approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term shareholder value. This approach has resulted in an increase in book value per share of $0.54 during the 2016 third quarter compared to the linked quarter, and represented a 7.4% increase over the past twelve months. In addition, the Company recognized an increase in tangible book value per share of $0.56 during the 2016 third quarter compared to the linked quarter and represented an increase of 10.9% over the past twelve months. Stockholders' equity as a percentage of total assets was 10.91% for the 2016 third quarter, compared to 10.84% in the linked quarter. Tangible common equity as a percentage of tangible assets increased to 8.33% for the 2016 third quarter, as compared to 8.22% in the linked quarter (see "Non-GAAP Measures" below for a reconciliation to GAAP financial measures). The following chart shows the Company's book value and tangible book value per share over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

This strong growth in capital has led to a consistent cash dividend, which increased from $0.26 per share in each quarter of 2015 to $0.29 per share in the first three quarters of 2016, representing an 11.5% increase.

Third Quarter 2016 Results

Net income for the third quarter of 2016 computed in accordance with GAAP was $20.5 million, or $0.78 on a diluted earnings per share basis, as compared to $18.6 million, or $0.71 per diluted share, for the prior year third quarter. Net income for the third quarter of 2016 and 2015 included items that are considered noncore, which are excluded for purposes of assessing operating earnings. Third quarter 2016 net operating earnings were $20.6 million, or $0.78 on a diluted earnings per share basis, an increase of 10.6% and 9.9%, respectively, when compared to net operating earnings of $18.6 million, or $0.71 per diluted share, for the third quarter of 2015. See "Non-GAAP Measures" below for a reconciliation to GAAP net income and earnings per share.

Non-GAAP Measures
When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes and other noncore items shown in the table that follows. The Company’s financial reporting is determined in accordance with GAAP which sometimes includes items that management believes are unrelated to its core banking business such as gains or losses on the sales of securities, merger and acquisition expenses, loss on extinguishment of debt, impairment, and other items. Management, therefore, computes the Company’s non-GAAP operating earnings and operating EPS, noninterest income as a percentage of revenue on an operating basis and the efficiency ratio on an operating basis, which exclude items deemed by management to be noncore, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by such items.

Management also supplements its evaluation of financial performance with analysis of tangible book value per share (which is computed by dividing stockholders' equity less goodwill and identifiable intangible assets, or "tangible common equity", by common shares outstanding) and with the tangible common equity ratio (which is computed by dividing tangible common equity by tangible assets). The Company has included information on these tangible ratios because management believes that investors may find it useful to have access to the same analytical tools used by management.  As a result of merger and acquisition activity, the Company has recognized goodwill and other intangible assets in conjunction with business combination accounting principles.  Excluding the impact of goodwill and other intangibles in measuring asset and capital values for the ratios provided, along with other bank standard capital ratios, provides a framework to compare the capital adequacy of the Company to other companies in the financial services industry.

These non-GAAP measures should not be viewed as a substitute for operating results determined in accordance with GAAP. An item which management deems to be noncore and excludes when computing these non-GAAP measures can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP performance measures are not necessarily comparable to non-GAAP performance measures which may be presented by other companies.

The following tables summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Three Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$20,484	$18,594	$0.78	$0.71
Non-GAAP adjustments
Noninterest expense components
Merger and acquisition expenses	151	—	0.01	—
Total impact of noncore items	151	—	0.01	—
Net tax benefit associated with noncore items (1)	(61)	—	(0.01)	—
Net operating earnings (Non-GAAP)	$20,574	$18,594	$0.78	$0.71

	Nine Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$59,469	$45,505	$2.26	$1.76
Non-GAAP adjustments
Noninterest income components
Gain on sale of fixed income securities	—	(798)	—	(0.03)
Noninterest expense components
Impairment on acquired facilities	—	109	—	—
Loss on extinguishment of debt	437	122	0.02	0.01
Loss on sale of fixed income securities	—	1,124	—	0.04
Merger and acquisition expenses	691	10,501	0.03	0.41
Total impact of noncore items	1,128	11,058	0.05	0.43
Net tax benefit associated with noncore items (1)	(461)	(4,285)	(0.03)	(0.17)
Net operating earnings (Non-GAAP)	$60,136	$52,278	$2.28	$2.02

(1)
The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

The following table summarizes the impact of noncore items with respect to the Company's total revenue, noninterest income as a percentage of total revenue, and the efficiency ratio for the periods indicated:

	Three Months Ended
	September 30 2016	June 30 2016	March 31 2016	December 31 2015	September 30 2015
	(Dollars in thousands)
Net interest income (GAAP)	$57,668	$56,533	$54,891	$54,885	$55,045	(a)

Noninterest income (GAAP)	$20,416	$21,095	$19,155	$19,824	$19,247	(b)
Noninterest income on an operating basis (Non-GAAP)	$20,416	$21,095	$19,155	$19,824	$19,247	(c)

Noninterest expense (GAAP)	$46,857	$47,146	$46,482	$46,486	$47,031	(d)
Less:
Merger and acquisition expense	151	206	334	—	—
Loss on extinguishment of debt	—	—	437	—	—
Noninterest expense on an operating basis (Non-GAAP)	$46,706	$46,940	$45,711	$46,486	$47,031	(e)

Total revenue (GAAP)	$78,084	$77,628	$74,046	$74,709	$74,292	(a+b)
Total operating revenue (Non-GAAP)	$78,084	$77,628	$74,046	$74,709	$74,292	(a+c)

Ratios
Noninterest income as a % of revenue (GAAP based)	26.15%	27.17%	25.87%	26.53%	25.91%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)	26.15%	27.17%	25.87%	26.53%	25.91%	(c/(a+c))
Efficiency ratio (GAAP based)	60.01%	60.73%	62.77%	62.22%	63.31%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	59.82%	60.47%	61.73%	62.22%	63.31%	(e/(a+c))

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	September 30, 2016	June 30 2016	March 31 2016	December 31 2015	September 30, 2015
	(Dollars in thousands, except share and per share data)
Tangible common equity
Stockholders' equity (GAAP)	$818,242	$803,897	$788,147	$771,463	$759,203	(a)
Less: Goodwill and other intangibles	210,834	211,526	212,218	212,909	213,612
Tangible common equity (Non-GAAP)	607,408	592,371	575,929	558,554	545,591	(b)
Tangible assets					—
Assets (GAAP)	7,502,009	7,418,866	7,189,268	7,418,866	7,135,489	(c)
Less: Goodwill and other intangibles	210,834	211,526	212,218	212,909	213,612
Tangible assets (Non-GAAP)	7,291,175	7,207,340	6,977,050	7,205,957	6,921,877	(d)
Common shares	26,320,467	26,309,887	26,293,565	26,236,352	26,212,238	(e)

Common equity to assets ratio (GAAP)	10.91%	10.84%	10.96%	10.40%	10.64%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	8.33%	8.22%	8.25%	7.75%	7.88%	(b/d)
Book value per share (GAAP)	$31.09	$30.55	$29.97	$29.40	$28.96	(a/e)
Tangible book value per share (Non-GAAP)	$23.08	$22.52	$21.90	$21.29	$20.81	(b/e)

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
There have been no material changes in critical accounting policies during the first nine months of 2016. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, securities available for sale, and securities which management intends to hold until maturity. Securities decreased by $26.5 million, or 3.1%, at September 30, 2016 as compared to December 31, 2015 reflecting payoff activity in excess of new purchases made during the nine month period. The ratio of securities to total assets was 10.9% and 11.7% at September 30, 2016 and December 31, 2015, respectively.
The Company continually reviews investment securities for the presence of other-than-temporary impairment (“OTTI”). For debt securities, the primary consideration in determining whether impairment is OTTI is whether or not the Bank expects to collect all contractual cash flows. Further details regarding the Company's analysis of potential OTTI can be found in Note 3 “Securities” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During the nine months ended September 30, 2016 and 2015, the Bank originated residential loans with the intention of selling them in the secondary market, and to a lesser extent, to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred minimal losses during the three and nine months ended September 30, 2016 and September 30, 2015 related to these activities.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Dollars in thousands)
Held in portfolio	$45,786	$27,297	$97,065	$53,162
Sold or held for sale in the secondary market	84,571	68,097	198,003	177,143
Total closed loans	$130,357	$95,394	$295,068	$230,305

The table below reflects the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Dollars in thousands)
Sold with servicing rights released	$84,140	$66,794	$190,718	$165,598
Sold with servicing rights retained	—	—	—	5,912
Total loans sold	$84,140	$66,794	$190,718	$171,510

As noted in the table above, loans may be sold with servicing rights released or with servicing rights retained. Upon sale with servicing rights retained, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors amounted to $329.2 million, $372.4 million, and $387.7 million at September 30, 2016, December 31, 2015, and September 30, 2015, respectively. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$2,121	$2,837	$2,581	$2,912
Additions	—	—	—	161
Acquired portfolio	—	—	—	83
Amortization	(140)	(143)	(419)	(453)
Change in valuation allowance	(21)	7	(202)	(2)
Balance at end of period	$1,960	$2,701	$1,960	$2,701
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
Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The Company’s loan portfolio increased by $198.4 million during the first nine months of 2016.

Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of September 30, 2016:

(Dollars in thousands)
Average loan size	$231
Largest individual commercial and industrial loan outstanding	$20,000
Commercial and industrial nonperforming loans/commercial and industrial loans	0.36%
The Company’s commercial real estate portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of September 30, 2016:

(Dollars in thousands)
Average loan size	$819
Largest individual commercial real estate mortgage outstanding	$28,000
Commercial real estate nonperforming loans/commercial real estate loans	0.23%
Owner occupied commercial real estate loans/commercial real estate loans	16.1%

In addition to the commercial portfolios, the Company also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $1.6 billion at September 30, 2016.

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
Other assets in possession typically consist of foreclosed non-real estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	September 30, 2016	December 31, 2015	September 30, 2015
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$3,065	$3,699	$4,114
Commercial real estate	7,399	8,160	9,006
Small business	288	239	159
Residential real estate	7,684	8,795	9,106
Home equity	6,311	6,742	7,142
Other consumer	44	55	40
Total (1)	$24,791	$27,690	$29,567
Loans past due 90 days or more but still accruing
Other consumer	2	—	—
Total	$2	$—	$—
Total nonperforming loans	$24,793	$27,690	$29,567
Other real estate owned	1,798	2,159	2,532
Total nonperforming assets	$26,591	$29,849	$32,099
Nonperforming loans as a percent of gross loans	0.43%	0.50%	0.54%
Nonperforming assets as a percent of total assets	0.35%	0.41%	0.45%

(1)	Inclusive of TDRs on nonaccrual status of $5.9 million, $5.2 million, and $5.2 million at September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Dollars in thousands)
Nonperforming assets beginning balance	$27,473	$31,274	$29,849	$38,894
New to nonperforming	2,630	8,348	9,732	22,296
Acquired nonperforming loans	—	—	—	1,901
Loans charged-off	(1,143)	(1,165)	(2,256)	(3,789)
Loans paid-off	(2,049)	(1,799)	(7,698)	(11,986)
Loans transferred to other real estate owned and foreclosed assets	—	(539)	(377)	(1,522)
Loans restored to performing status	(288)	(1,409)	(2,450)	(4,866)
New to other real estate owned	—	1,151	377	2,446
Valuation write down	(5)	(480)	(158)	(1,154)
Sale of other real estate owned	(42)	(3,460)	(725)	(7,246)
Capital improvements to other real estate owned	—	196	144	961
Net change in nonaccrual securities	—	—	—	(3,639)
Other	15	(18)	153	(197)
Nonperforming assets ending balance	$26,591	$32,099	$26,591	$32,099

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 6 - Troubled Debt Restructurings

	September 30, 2016	December 31, 2015	September 30, 2015
	(Dollars in thousands)
Performing troubled debt restructurings	$27,644	$32,849	$37,477
Nonaccrual troubled debt restructurings	5,910	5,225	5,201
Total	$33,554	$38,074	$42,678
Performing troubled debt restructurings as a % of total loans	0.48%	0.59%	0.68%
Nonaccrual troubled debt restructurings as a % of total loans	0.10%	0.09%	0.09%
Total troubled debt restructurings as a % of total loans	0.58%	0.69%	0.77%

The following table summarizes changes in TDRs for the periods indicated:
Table 7 - Activity in Troubled Debt Restructurings

	Three Months Ended		Nine Months Ended
	September 30 2016	September 30 2015	September 30 2016	September 30 2015
	(Dollars in thousands)
TDRs beginning balance	$33,440	$42,373	$38,074	$43,630
New to TDR status	1,367	1,131	3,398	5,051
Paydowns	(1,194)	(627)	(7,844)	(5,619)
Charge-offs	(59)	(199)	(74)	(384)
TDRs ending balance	$33,554	$42,678	$33,554	$42,678

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 8 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$280	$308	$857	$960
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$552	$642	$1,457	$1,885
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
Total impaired loans at September 30, 2016 and December 31, 2015 were $44.0 million and $51.4 million, respectively. For additional information regarding the Company’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At September 30, 2016, there were 59 relationships, with an aggregate balance of $148.7 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.
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
As of September 30, 2016, the allowance for loan losses totaled $58.2 million, or 1.01% of total loans, as compared to $55.8 million, or 1.01% of total loans, at December 31, 2015.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 9 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars in thousands)
Average total loans	$5,660,271	$5,629,745	$5,548,377	$5,516,062	$5,466,364
Allowance for loan losses, beginning of period	$57,727	$56,432	$55,825	$55,205	$54,995
Charged-off loans
Commercial and industrial	27	2	2	478	497
Commercial real estate	341	25	—	94	28
Small business	98	30	63	69	2
Residential real estate	—	8	19	43	40
Home equity	154	190	147	50	249
Other consumer	523	322	306	395	349
Total charged-off loans	1,143	577	537	1,129	1,165
Recoveries on loans previously charged-off
Commercial and industrial	63	649	138	689	22
Commercial real estate	124	223	189	67	152
Small business	28	73	21	75	57
Residential real estate	130	51	—	81	6
Home equity	24	26	27	121	130
Other consumer	302	250	244	216	208
Total recoveries	671	1,272	619	1,249	575
Net loans charged-off (recovered)
Commercial and industrial	(36)	(647)	(136)	(211)	475
Commercial real estate	217	(198)	(189)	27	(124)
Small business	70	(43)	42	(6)	(55)
Residential real estate	(130)	(43)	19	(38)	34
Home equity	130	164	120	(71)	119
Other consumer	221	72	62	179	141
Total net loans charged-off (recovered)	472	(695)	(82)	(120)	590
Provision for loan losses	950	600	525	500	800
Total allowance for loan losses, end of period	$58,205	$57,727	$56,432	$55,825	$55,205
Net loans charged-off (recovered) as a percent of average total loans (annualized)	0.03%	(0.05)%	(0.01)%	(0.01)%	0.04%
Allowance for loan losses as a percent of total loans	1.01%	1.02%	1.01%	1.01%	1.00%
Allowance for loan losses as a percent of nonperforming loans	234.76%	225.25%	221.31%	201.61%	186.71%
Net loans charged-off (recovered) as a percent of allowance for loan losses (annualized)	3.23%	(4.84)%	(0.58)%	(0.86)%	4.24%
Recoveries as a percent of charge-offs	58.71%	220.45%	115.27%	110.63%	49.36%

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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 10 - Summary of Allocation of Allowance for Loan Losses

	September 30, 2016		December 31, 2015
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$13,874	14.9%	$13,802	15.2%
Commercial real estate	29,403	48.6%	27,327	47.8%
Commercial construction	5,333	6.5%	5,366	6.7%
Small business	1,484	2.0%	1,264	1.7%
Residential real estate	2,664	11.0%	2,590	11.5%
Home equity	5,052	16.8%	4,889	16.7%
Other consumer	395	0.2%	587	0.4%
Total allowance for loan losses	$58,205	100.0%	$55,825	100.0%
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
Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $11.3 million and $14.4 million at September 30, 2016 and December 31, 2015, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Other Intangible Assets Goodwill and other intangible assets were $210.8 million and $212.9 million as of September 30, 2016 and December 31, 2015, respectively. The decrease in 2016 was due to amortization of definite-lived intangibles.
The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company performed its annual goodwill impairment testing during the third quarter of 2016 and determined that the Company's goodwill was not impaired. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes that indicated impairment of other intangible assets.

Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $137.7 million and $134.6 million at September 30, 2016 and December 31, 2015, respectively. The Company recorded tax exempt income from the life insurance policies of $984,000 and $958,000 for the three months ended September 30, 2016 and 2015, respectively, and $3.0 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively.
Deposits Total deposits of $6.3 billion at September 30, 2016 increased $278.8 million, or 4.7%, as compared to December 31, 2015. Total cost of deposits decreased to 0.17% for the 2016 third quarter, reflecting the Company's continued emphasis on core deposits, which now represent 90.0% of total deposits as of September 30, 2016.
The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit investments for consumers, businesses and public entities. In addition, the Company may occasionally raise funds through brokered certificates of deposit. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. At September 30, 2016 and December 31, 2015, the Company had $34.7 million and $46.3 million, respectively, of brokered deposits of which $33.7 million and $34.9 million, respectively, were part of the CDARS program.
Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.

The Company’s borrowings consisted of the following as of the periods indicated:
Table 11 - Borrowings

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$50,826	$102,080
Short-term borrowings - one year and under (1)
Customer repurchase agreements and other short-term borrowings	140,914	133,958
Long-term borrowings - over one year (1)
Junior subordinated debentures:
Capital Trust V	51,500	51,498
Slades Ferry Trust I	10,223	10,219
Central Trust I	5,255	5,250
Central Trust II	6,179	6,339
Subordinated debentures	34,624	34,589
Total long-term borrowings	$107,781	$107,895
Total borrowings	$299,521	$343,933
(1) Classification is based upon duration at origination and not predicated upon remaining time to maturity.
During the first quarter of 2016 the Company repaid in full certain Federal Home Loan Bank borrowings and recognized a loss on the extinguishment of debt of $437,000. In addition, the Company recognized a $122,000 loss in conjunction with its payoff of approximately $30.0 million in subordinated debentures in the first quarter of 2015.
At September 30, 2016 and December 31, 2015, the Bank had $2.8 billion and $2.9 billion, respectively, of assets pledged as collateral against borrowings. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston. Assets are also pledged as collateral for customer repurchase agreements.

Capital Resources On September 15, 2016, the Company’s Board of Directors declared a cash dividend of $0.29 per share to stockholders of record as of the close of business on September 26, 2016. This dividend was paid on October 7, 2016.
The Federal Reserve Board, the FDIC and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet certain minimum ratios. Beginning January 1, 2015, the Company and the Bank are subject to the Basel Committee's December 2010 framework, commonly referred to as BASEL III, which substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions. These rules, among other things: (i) introduced a new capital measure called "Common Equity Tier 1" or CET 1; (ii) specified that Tier 1 capital consists of CET 1 and "Additional Tier 1 capital" instruments meeting specified requirements; (iii) applied most deductions/adjustments to regulatory capital measures to CET 1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios; and (iv) expanded the scope of the reductions/adjustments from capital as compared to the previous regulations. At September 30, 2016 and December 31, 2015, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods.

The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements for each period indicated:
Table 12 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	September 30, 2016
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$790,036	13.63%	463,840	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	625,169	10.78%	260,910	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	696,097	12.01%	347,880	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	696,097	9.59%	290,320	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$749,199	12.93%	463,600	≥	8.0%	$579,500	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	689,884	11.90%	$260,775	≥	4.5%	376,675	≥	6.5%
Tier 1 capital (to risk weighted assets)	689,884	11.90%	347,700	≥	6.0%	463,600	≥	8.0%
Tier 1 capital (to average assets)	689,884	9.51%	290,200	≥	4.0%	362,750	≥	5.0%
	December 31, 2015
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$747,372	13.36%	447,664	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	584,378	10.44%	$251,811	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	655,154	11.71%	335,748	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	655,154	9.33%	280,889	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$718,197	12.84%	447,334	≥	8.0%	$559,167	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	660,979	11.82%	$251,625	≥	4.5%	363,459	≥	6.5%
Tier 1 capital (to risk weighted assets)	660,979	11.82%	335,500	≥	6.0%	447,334	≥	8.0%
Tier 1 capital (to average assets)	660,979	9.42%	280,653	≥	4.0%	350,816	≥	5.0%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased-in, beginning at 0.625% on January 1, 2016 and ultimately increasing to 2.5% on January 1, 2019. At September 30, 2016 the Company''s capital levels exceeded the required buffer of 2.5%.
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company totaled $11.1 million and $10.3 million for the three months ended September 30, 2016 and 2015, respectively, and totaled $33.4 million and $27.8 million for the nine months ended September 30, 2016 and 2015, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements of the Company. At both September 30, 2016 and 2015, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management As of September 30, 2016, the Rockland Trust Investment Management Group had assets under administration of $2.9 billion, representing approximately 5,349 trust, fiduciary, and agency accounts. At December 31, 2015, assets under administration were $2.7 billion, representing approximately 5,271 trust, fiduciary, and agency accounts. Included in these amounts as of September 30, 2016 and December 31, 2015 are assets under administration of $264.0 million and $229.4 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $5.0 million and $14.7 million for the three and nine months ended September 30, 2016, and $4.5 million and $14.0 million for the three and nine months ended September 30, 2015.
Additionally, for the three and nine months ended September 30, 2016 retail investments and insurance revenue was $451,000 and $1.5 million, respectively, compared to $482,000 and $1.6 million, respectively, for the three and nine months ended September 30, 2015. Retail investments and insurance revenue includes commission revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts, and Smith Companies LTD, a division of Capitas Financial, LLC.

RESULTS OF OPERATIONS
The following table provides a summary of results of operations:
Table 13 - Summary of Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Net Income	$20,484	$18,594	$59,469	$45,505
Diluted earnings per share	$0.78	$0.71	$2.26	$1.76
Return on average assets	1.09%	1.03%	1.09%	0.88%
Return on average equity	9.98%	9.75%	9.92%	8.35%
Net interest margin	3.40%	3.39%	3.42%	3.44%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis, net interest income for the third quarter of 2016 increased $2.6 million, or 4.7%, to $58.0 million, when compared to the third quarter of 2015, driven by an overall increase in interest earning assets, combined with reduced borrowings balances.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ending September 30, 2016 and 2015, respectively. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis ("FTE") by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 14 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended September 30
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$305,728	$387	0.50%	$192,205	$121	0.25%
Securities
Securities - trading	805	—	—%	479	—	—%
Securities - taxable investments	815,889	5,034	2.45%	802,146	5,455	2.70%
Securities - nontaxable investments (1)	4,382	43	3.90%	4,895	48	3.89%
Total securities	821,076	5,077	2.46%	807,520	5,503	2.70%
Loans held for sale	11,652	81	2.77%	10,196	64	2.49%
Loans (2)
Commercial and industrial	851,497	8,420	3.93%	871,976	8,608	3.92%
Commercial real estate (1)	2,723,832	28,466	4.16%	2,649,676	27,449	4.11%
Commercial construction	370,085	3,881	4.17%	290,052	3,057	4.18%
Small business	111,932	1,502	5.34%	91,331	1,237	5.37%
Total commercial	4,057,346	42,269	4.14%	3,903,035	40,351	4.10%
Residential real estate	631,582	6,334	3.99%	650,039	6,490	3.96%
Home equity	958,317	8,243	3.42%	896,257	7,690	3.40%
Total consumer real estate	1,589,899	14,577	3.65%	1,546,296	14,180	3.64%
Other consumer	13,026	291	8.89%	17,033	383	8.92%
Total loans	5,660,271	57,137	4.02%	5,466,364	54,914	3.99%
Total interest-earning assets	$6,798,727	$62,682	3.67%	$6,476,285	$60,602	3.71%
Cash and due from banks	94,547			116,975
Federal Home Loan Bank stock	11,304			37,485
Other assets	552,247			512,326
Total assets	$7,456,825			$7,143,071
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,408,498	$756	0.12%	$2,274,861	$897	0.16%
Money market	1,197,382	758	0.25%	1,120,290	742	0.26%
Time deposits	635,635	1,219	0.76%	717,225	1,312	0.73%
Total interest-bearing deposits	$4,241,515	$2,733	0.26%	$4,112,376	$2,951	0.28%
Borrowings
Federal Home Loan Bank borrowings	$51,100	$391	3.04%	$107,489	$571	2.11%
Customer repurchase agreements and other short-term borrowings	151,982	52	0.14%	142,704	48	0.13%
Wholesale repurchase agreements	—	—	—%	29,348	162	2.19%
Junior subordinated debentures	73,184	1,037	5.64%	73,383	1,014	5.48%

Subordinated debentures	34,617	427	4.91%	34,571	437	5.02%
Total borrowings	$310,883	$1,907	2.44%	$387,495	$2,232	2.34%
Total interest-bearing liabilities	$4,552,398	$4,640	0.41%	$4,499,871	$5,183	0.46%
Demand deposits	1,976,177			1,789,288
Other liabilities	112,018			97,475
Total liabilities	$6,640,593			$6,386,634
Stockholders' equity	816,232			756,437
Total liabilities and stockholders' equity	$7,456,825			$7,143,071
Net interest income (1)		$58,042			$55,419
Interest rate spread (3)			3.26%			3.25%
Net interest margin (4)			3.40%			3.39%
Supplemental information
Total deposits, including demand deposits	$6,217,692	$2,733		$5,901,664	$2,951
Cost of total deposits			0.17%			0.20%
Total funding liabilities, including demand deposits	$6,528,575	$4,640		$6,289,159	$5,183
Cost of total funding liabilities			0.28%			0.33%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $374,000 for both the three months ended September 30, 2016 and 2015, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $4.4 million and $4.9 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $67.8 million and $67.0 million, for the three months ended September 30, 2016 and 2015, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 15—Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Nine Months Ended September 30
	2016			2015
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$202,397	$767	0.51%	$113,251	$212	0.25%
Securities
Securities - trading	667	—	—%	387	—	—%
Securities - taxable investments	824,449	15,500	2.51%	778,346	14,934	2.57%
Securities - nontaxable investments (1)	4,557	137	4.02%	5,172	146	3.77%
Total securities	829,673	15,637	2.52%	783,905	15,080	2.57%
Loans held for sale	8,005	170	2.84%	9,185	173	2.52%
Loans (2)
Commercial and industrial	845,565	24,759	3.91%	862,620	25,315	3.92%
Commercial real estate (1)	2,703,300	83,082	4.11%	2,573,265	79,933	4.15%
Commercial construction	369,403	11,376	4.11%	287,290	9,162	4.26%
Small business	105,761	4,266	5.39%	88,922	3,628	5.45%
Total commercial	4,024,029	123,483	4.10%	3,812,097	118,038	4.14%
Residential real estate	631,343	18,939	4.01%	639,792	19,452	4.06%
Home equity	943,857	24,452	3.46%	883,952	22,650	3.43%
Total consumer real estate	1,575,200	43,391	3.68%	1,523,744	42,102	3.69%
Other consumer	13,743	924	8.98%	17,645	1,194	9.05%
Total loans	5,612,972	167,798	3.99%	5,353,486	161,334	4.03%
Total interest-earning assets	$6,653,047	$184,372	3.70%	$6,259,827	$176,799	3.78%
Cash and due from banks	90,527			107,816
Federal Home Loan Bank stock	12,940			36,691
Other assets	542,271			510,212
Total assets	$7,298,785			$6,914,546
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,386,520	$2,416	0.14%	$2,214,414	$2,640	0.16%
Money market	1,157,731	2,171	0.25%	1,094,764	2,161	0.26%
Time deposits	651,044	3,752	0.77%	712,628	3,835	0.72%
Total interest-bearing deposits	$4,195,295	$8,339	0.27%	$4,021,806	$8,636	0.29%
Borrowings
Federal Home Loan Bank borrowings	$63,869	1,275	2.67%	$107,584	$1,638	2.04%
Customer repurchase agreements and other short-term borrowings	144,393	149	0.14%	135,692	161	0.16%
Wholesale repurchase agreements	—	—	—%	43,040	746	2.32%
Junior subordinated debentures	73,233	3,072	5.60%	73,433	3,010	5.48%
Subordinated debentures	34,606	1,282	4.95%	40,076	1,442	4.81%
Total borrowings	$316,101	$5,778	2.44%	$399,825	$6,997	2.34%
Total interest-bearing liabilities	$4,511,396	$14,117	0.42%	$4,421,631	$15,633	0.47%
Demand deposits	1,878,558			1,660,821

Other liabilities	107,983			103,035
Total liabilities	$6,497,937			$6,185,487
Stockholders' equity	800,848			729,059
Total liabilities and stockholders' equity	$7,298,785			$6,914,546
Net interest income (1)		$170,255			$161,166
Interest rate spread (3)			3.28%			3.31%
Net interest margin (4)			3.42%			3.44%
Supplemental information
Total deposit, including demand deposits	$6,073,853	$8,339		$5,682,627	$8,636
Cost of total deposits			0.18%			0.20%
Total funding liabilities, including demand deposits	$6,389,954	$14,117		$6,082,452	$15,633
Cost of total funding liabilities			0.30%			0.34%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $1.2 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $4.6 million and $5.2 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $69.8 million and $67.9 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Table 16 - Volume Rate Analysis

	Three Months Ended September 30			Nine Months Ended September 30
	2016 Compared To 2015			2016 Compared To 2015
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$195	$71	$266	$388	$167	$555
Securities
Securities - taxable investments	(514)	93	(421)	(319)	885	566
Securities - nontaxable investments (1)	—	(5)	(5)	8	(17)	(9)
Total securities			(426)			557
Loans held for sale	8	9	17	19	(22)	(3)
Loans
Commercial and industrial	14	(202)	(188)	(55)	(501)	(556)
Commercial real estate (1)	249	768	1,017	(889)	4,039	3,150
Commercial construction	(20)	844	824	(405)	2,619	2,214
Small business	(14)	279	265	(49)	687	638
Total commercial			1,918			5,446
Residential real estate	28	(184)	(156)	(256)	(257)	(513)
Home equity	21	532	553	267	1,535	1,802
Total consumer real estate			397			1,289
Other consumer	(2)	(90)	(92)	(6)	(264)	(270)
Total loans (1)(2)			2,223			6,465
Total income of interest-earning assets			$2,080			$7,574
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(194)	$53	$(141)	$(429)	$205	$(224)
Money market	(35)	51	16	(114)	124	10
Time certificates of deposits	56	(149)	(93)	248	(331)	(83)
Total interest bearing deposits			(218)			(297)
Borrowings
Federal Home Loan Bank borrowings	120	(300)	(180)	303	(666)	(363)
Customer repurchase agreements and other short-term borrowings	1	3	4	(22)	10	(12)
Wholesale repurchase agreements	—	(162)	(162)	—	(746)	(746)
Junior subordinated debentures	26	(3)	23	70	(8)	62
Subordinated debentures	(11)	1	(10)	37	(197)	(160)
Total borrowings			(325)			(1,219)
Total expense of interest-bearing liabilities			(543)			(1,516)
Change in net interest income			$2,623			$9,090

(1)	The table above reflects income determined on a FTE basis. See footnote (1) to tables 14 and 15 above for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense or benefit that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses totaled $950,000 and $2.1 million for the three and nine months ended September 30, 2016, respectively,as compared to $800,000 and $1.0 million for the comparable year-ago periods. The Company’s allowance for loan losses, as a percentage of total loans, was 1.01% , 1.01% and 1.00% at September 30, 2016, December 31, 2015 and September 30, 2015. Additionally, the Company's asset quality remains strong throughout 2016, as evidenced by net charge-offs of $472,000 and net recoveries of $305,000 for the three and nine months ended September 30, 2016, respectively, as compared to net charge-offs of $590,000 and $895,000 for the three and nine months ended September 30, 2015, respectively.
General economic conditions within the region have been favorable throughout 2016, as measured by employment levels, economic activity, and other regional economic indicators.  Job growth has been steady and unemployment levels have decreased.  Lower energy costs related to oil and gasoline prices are benefiting consumers and lowering some business costs in the region.  While leading economic indicators suggest growth will continue in the near term, economic conditions in the region could be adversely affected by sluggish national and global growth and slowing productivity growth.
Area residential real estate prices and sales volume both are up year-over-year.  Commercial real estate market conditions have held steady with most markets in the region experiencing stable to rising values and, generally, stable to positive trends in rents and occupancy rates.  However, commercial real estate valuations may be at or near peak levels as investors, lenders and regulators are growing more cautious about valuations and the general economy.

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

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 17 - Noninterest Income

	Three Months Ended
	September 30		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,622	$4,754	$(132)	(2.78)%
Interchange and ATM fees	4,190	3,949	241	6.10%
Investment management	5,446	4,981	465	9.34%
Mortgage banking income	1,963	1,480	483	32.64%
Increase in cash surrender value of life insurance policies	984	958	26	2.71%
Loan level derivative income	810	968	(158)	(16.32)%
Other noninterest income	2,401	2,157	244	11.31%
Total	$20,416	$19,247	$1,169	6.07%

	Nine Months Ended
	September 30		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Deposit account fees	$13,563	$13,385	$178	1.33%
Interchange and ATM fees	12,050	10,817	1,233	11.40%
Investment management	16,183	15,616	567	3.63%
Mortgage banking income	4,458	3,832	626	16.34%
Gain on sale of equity securities	5	19	(14)	(73.68)%
Gain on sale of fixed income securities	—	798	(798)	(100.00)%
Increase in cash surrender value of life insurance policies	2,980	2,685	295	10.99%
Loan level derivative income	4,627	2,816	1,811	64.31%
Other noninterest income	6,800	6,096	704	11.55%
Total	$60,666	$56,064	$4,602	8.21%
The primary reasons for the significant variances in the noninterest income category shown in the preceding tables are noted below:
Interchange and ATM fees have increased as compared to the prior year periods as a result of successful growth of core checking accounts.
Investment management income growth is driven primarily from growth in overall assets under administration, which were $2.9 billion as of September 30, 2016, an increase of $342.9 million, or 13.50%, compared to September 30, 2015.
Mortgage banking income increased primarily due to higher volume of loan closings.
Income from the cash surrender value of life insurance policies increased due primarily to additional policies from the acquisition of Peoples Federal Bancshares, Inc. ("Peoples") in 2015 and general overall value appreciation.
Although slowed in the third quarter of 2016, loan level derivative income continues to be driven primarily by customer demand caused by the continued uncertain rate environment.
Other noninterest income increased in the current periods mainly due to merchant processing income, foreign currency exchange fees, and 1031 exchange income.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 18 - Noninterest Expense

	Three Months Ended
	September 30		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$27,395	$26,685	$710	2.66%
Occupancy and equipment expenses	5,433	5,443	(10)	(0.18)%
Data processing & facilities management	1,400	1,112	288	25.90%
FDIC assessment	725	1,020	(295)	(28.92)%
Advertising expense	1,654	1,414	240	16.97%
Consulting expense	770	867	(97)	(11.19)%
Legal	321	746	(425)	(56.97)%
Merger and acquisition expenses	151	—	151	100.00%
Other noninterest expenses	9,008	9,744	(736)	(7.55)%
Total	$46,857	$47,031	$(174)	(0.37)%

	Nine Months Ended
	September 30		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$81,561	$78,291	$3,270	4.18%
Occupancy and equipment expenses	16,927	17,509	(582)	(3.32)%
Data processing & facilities management	3,831	3,462	369	10.66%
FDIC assessment	2,655	2,993	(338)	(11.29)%
Advertising expense	4,134	4,101	33	0.80%
Consulting expense	2,235	2,451	(216)	(8.81)%
Legal	1,132	1,462	(330)	(22.57)%
Loss on extinguishment of debt	437	122	315	258.20%
Loss on sale of equity securities	32	8	24	300.00%
Loss on sale of fixed income securities	—	1,124	(1,124)	(100.00)%
Merger and acquisition expenses	691	10,501	(9,810)	(93.42)%
Other noninterest expenses	26,850	28,628	(1,778)	(6.21)%
Total	$140,485	$150,652	$(10,167)	(6.75)%
The primary reasons for the significant variances in the noninterest expense category shown in the preceding tables are noted below:
The increase in salaries and employee benefits reflects overall increases in the employee base due to the full nine month impact of the February 2015 Peoples acquisition along with an increase in expenses associated with merit and incentive compensation, retirement benefits, and medical insurance expenses.
Occupancy and equipment expense decreases for the nine month period were attributable to less snow removal costs , utility expenses, and depreciation on leasehold improvements, offset by an increase in rent and general expenses, partially due to the impact of the 2015 Peoples acquisition.
Data processing and facilities management increased mainly due to one-time costs associated with implementation of new software.

FDIC assessment decreased due to a reduction in assessment rates effective July 1, 2016.
Advertising expenses in total remained consistent but may experience quarter over quarter volatility due to the timing of various campaigns.
Legal fees decreased mainly due to the decrease in loan workout costs.
Consulting expenses decreased in 2016 due to timing of certain initiatives.
The Company recognized a $437,000 loss in conjunction with its payoff of approximately $49.0 million in Federal Home Loan Bank borrowings in the first quarter of 2016, and a $122,000 loss in conjunction with its payoff of approximately $30.0 million in subordinated debentures in the first quarter of 2015.
There was a loss on the sale of fixed income securities during the second quarter of 2015 due to the sales of mortgage backed securities and certain pooled trust preferred securities. There were no such losses in the prior periods or current three month period of 2016.
Merger and acquisition expense in 2016 is related to the pending New England Bancorp acquisition scheduled to close in November 2016. The prior year expense is related to the 2015 Peoples acquisition.
Other noninterest expenses decreased in the current year periods due primarily to decreases in loan workout costs and the provision for unfunded commitments, offset by increases in debit card expenses, directors fees, card issuance costs and mortgage operations expense.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 19 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
	(Dollars in thousands)
Combined federal and state income tax provision	$9,793	$7,867	$27,729	$18,949
Effective income tax rate	32.34%	29.73%	31.80%	29.40%
The Company's blended statutory tax rate was 40.86% for both the three and nine month periods ended September 30, 2016 and 40.70% for the three and nine month periods ended September 30, 2015. The effective income tax rates noted in the table above are lower than the blended statutory tax rate due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in low income housing project investments. The increase in the effective income tax rate for 2016 is primarily due to a reduction in the benefits recognized from New Markets Tax Credits.

The Company's subsidiaries have received several awards of tax credit allocation authority under the federal New Markets Tax Credit program which enable the Company to recognize federal tax credits over a seven year period totaling 39.0% of the total award. The Company recognizes federal tax credits based on when capital investments are made into its subsidiaries to fund below market interest rate loans to qualifying businesses in low income communities. The following table details the remaining tax credit recognition by year associated with this program:
Table 20 - New Markets Tax Credit Recognition Schedule

Year of Investment		2016	2017	2018	2019	Total Remaining Credits

2010	40,000	2,400	—	—	—	2,400
2012	21,400	1,285	1,285	1,285	—	3,855
2013	44,600	2,675	2,675	2,675	2,675	10,700
Total	$106,000	$6,360	$3,960	$3,960	$2,675	$16,955

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2032, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $42.4 million, of which $35.6 million has been funded. It is expected that the limited partnership investments will generate a net tax benefit of approximately $1.6 million for the full calendar year of 2016 and a total of $12.7 million over the remaining life of the investments from the combination of the tax credits and operating losses.
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

The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for September 30, 2016 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual (12 to 24 months) shifts in interest. Additionally, the Company analyzes a separate alternative scenario, labeled "Flat Up 200". In this scenario the short term end of the yield curve increases 200 bps over the first 12 months of the simulation, while the long term end of the curve remains relatively flat.
The results of all scenarios and the impact to net interest income are outlined in the table below:
Table 21 - Interest Rate Sensitivity

	September 30
	2016		2015
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(3.4)%	(7.3)%	(0.4)%	(4.2)%
+100	7.1%	9.8%	5.4%	8.0%
+200	14.0%	19.6%	11.0%	16.1%
+300	20.7%	29.2%	16.4%	24.1%
+400	27.3%	38.6%	21.7%	32.0%

Gradual rate shifts (basis points)
-100 over 12 months	(1.6)%	(5.9)%	0.2%	(2.6)%
+200 over 12 months	6.6%	17.1%	5.0%	14.0%
+400 over 24 months	6.6%	23.8%	5.0%	19.1%
Flat +500 over 12 months	8.3%	29.3%	6.2%	22.9%

Alternative scenarios
Flat up 200 basis points scenario	6.6%	16.2%	4.9%	12.0%

The Company's policy on interest rate risk simulation also specifies that estimated net interest income for the second year of all “core scenarios” should not decline by more than 15.0%. The Company was within policy limits at September 30, 2016 and 2015. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
The most significant factors affecting market risk exposure of the Company’s net interest income during the nine months ended September 30, 2016 were the shape of the U.S. Government securities and interest rate swap yield curve, the level of U.S. prime interest rate and LIBOR rates, and the level of interest rates being offered on long-term fixed rate loans.
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
The Company actively manages its liquidity position under the direction of the Asset Liability Committee of the Bank ("ALCO"). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB less short-term liabilities relative to total assets, was within policy limits at September 30, 2016. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 22 - Sources of Liquidity

	September 30, 2016			December 31, 2015
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$50,826	$804,268	(3)	$102,080	$777,452	(3)
Federal Reserve Bank of Boston	—	730,917	(4)	—	715,732	(4)
Unpledged Securities	—	366,071		—	399,960
Customer repurchase agreements	140,914	—	(5)	133,958	—	(5)
Junior subordinated debentures (1)	73,157	—	(5)	73,306	—	(5)
Subordinated debt	34,624	—	(5)	34,589	—	(5)
Brokered deposits (2)	34,674	—	(5)	46,287	—	(5)
	$334,195	$1,901,256		$390,220	$1,893,144

(1)	Amounts shown are inclusive of fair value marks associated with previous acquisitions.

(2)	Inclusive of $33.7 million and $34.9 million of brokered deposits acquired through participation in the CDARS program as of September 30, 2016 and December 31, 2015, respectively.

(3)
Loans with a carrying value of $1.4 billion at both September 30, 2016 and December 31, 2015 have been pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.

(4)
Loans with a carrying value of $1.3 billion at both September 30, 2016 and December 31, 2015 have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

(5)	The additional borrowing capacity has not been assessed for these categories.
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
Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the three months ended September 30, 2016. See Note 8, "Derivative and Hedging Activities" and Note 12, "Commitments and Contingencies" within Notes to Consolidated Financial Statements included in Item 1 hereof for more information relating to the Company's off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the three months ended September 30, 2016. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a complete table of contractual obligations, commitments and contingencies.

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
Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At September 30, 2016, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors
As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2016:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
July 1 to July 31, 2016	1,335	$49.81	—	—
August 1 to August 31, 2016	—	$—	—	—
September 1 to September 30, 2016	1,050	$52.52	—	—
Total	2,385		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants.

(2)	The Company does not currently have a stock repurchase program or plan in place.

Item  3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Index

No.	Exhibit

2.1
Agreement and Plan of Merger by and among Independent Bank Corp., Rockland Trust Company, Island Bancorp, Inc. and The Edgartown National Bank, dated as of October 20,2016 is incorporated by reference to Exhibit 2.1 to Form 8-K filed on October 20, 2016.

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
INDEPENDENT BANK CORP.
(registrant)

November 3, 2016	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

November 3, 2016	/s/ Robert Cozzone
Robert Cozzone Chief Financial Officer and Treasurer (Principal Financial Officer)