Form 10-K
period 2016-12-31
INDEPENDENT BANK CORP
filed 2017-02-28
CIK 776901

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No  ☒
As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2016 was approximately $1,169,088,062.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. February 21, 2017 - 27,042,036

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Portions of the Registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders are incorporated into Part III, Items 10-14 of this Form 10-K. The 2017 definitive proxy statement will be filed within 120 days of December 31, 2016.

INDEPENDENT BANK CORP.
2016 ANNUAL REPORT ON FORM 10-K

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under the “Risk Factors” section of this Annual Report on Form 10-K include, but are not limited to:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;

•	adverse changes in the local real estate market;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio including those related to one or more large commercial relationships;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax expense, resulting from failure to comply with general tax laws, changes in tax laws, or failure to comply with requirements of the federal New Markets Tax Credit program;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	unexpected increased competition in our market area;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	a deterioration in the conditions of the securities markets;

•	a deterioration of the credit rating for U.S. long-term sovereign debt;

•	our inability to adapt to changes in information technology;

•	electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;

•	adverse changes in consumer spending and savings habits;

•
failure to consummate or delay in consummating the acquisition of Island Bancorp, which is subject to certain standard conditions, including approval of the transaction by Island Bancorp shareholders and receipt of required regulatory approvals;

•	the inability to realize expected cost savings from business acquisitions in the amounts or in the timeframe anticipated;

•	inability to retain customers and employees, including those of previous acquisitions;

•	the effect of laws and regulations regarding the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to our business;

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

PART I

ITEM 1. BUSINESS

General
Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. Rockland is a community-oriented commercial bank, and the community banking business is the Company’s only reportable operating segment. The community banking business is managed as a single strategic unit and derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings, and time deposits, and investment management. At December 31, 2016, the Company had total assets of $7.7 billion, total deposits of $6.4 billion, stockholders’ equity of $864.7 million, and 1,103 full-time equivalent employees.
On November 10, 2016, the Company completed its acquisition of New England Bancorp, Inc. ("NEB"), the parent of Bank of Cape Cod, adding one full service bank branch, while three of the former NEB branches were closed and consolidated into existing Rockland Trust locations. The acquisition included $225.7 million in loans and $175.7 million in deposits, at fair value. Total consideration of $41.7 million was paid primarily by the issuance of 672,665 shares of Independent Bank Corp. common stock to New England Bancorp shareholders. See Note 2, "Acquisitions" to the Consolidated Financial Statements in Item 8 hereof for further discussion of the acquisition.
On October 20, 2016, the Company, parent of Rockland Trust Company, and Island Bancorp, Inc., parent of The Edgartown National Bank, signed a definitive merger agreement for the Company to acquire Island Bancorp and Rockland Trust to acquire The Edgartown National. The parties anticipate that the consummation of the transaction will occur in the second quarter of 2017. Under the merger agreement each share of Island Bancorp stock will be exchanged for either 9.525 shares of Independent common stock or $500 in cash, subject to customary pro-ration procedures which will result in an aggregate stock/cash consideration mix of 80% stock/20% cash. Independent anticipates issuing approximately 369,311 shares of its common stock in the merger. Based upon the Company's $53.25 per share closing price on October 19, 2016 the transaction is valued at approximately $24.5 million.
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
As of December 31, 2016, the Bank had the following corporate subsidiaries, all of which were wholly owned by the Bank and included in the Company’s consolidated financial statements:

•
Five Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., Taunton Avenue Securities Corp., Goddard Ave Securities Corp. and MFLR Securities Corporation;

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

•
Rockland MHEF Fund LLC, established as a wholly-owned subsidiary of Rockland Trust, created with Massachusetts Housing Equity Fund, Inc. as the third party nonmember manager and was established to invest in certain low-income housing tax credit projects;

•	RTC LIHTC Investments LLC, established to invest primarily in Massachusetts-based low-income housing tax credit projects;

•	Rockland Trust Phoenix LLC, formed for the purpose of holding, maintaining, and disposing of certain foreclosed properties;

•	Compass Exchange Advisors LLC, which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code;

•	Bright Rock Capital Management LLC, which was established to act as a registered investment advisor under the Investment Advisors Act of 1940.

Periodically, Compass Exchange Advisors LLC, a wholly owned subsidiary of the Bank, acts as an Exchange Accommodation Titleholder (“EAT”) in connection with customers' like-kind exchanges under Section 1031 of the Internal Revenue Code. When Compass Exchange Advisors LLC provides EAT services, it establishes an EAT entity to hold title to property for its customers for up to 180 days in accordance with Internal Revenue Service guidelines. EAT entities are considered the property owner solely for federal income tax purposes, and in no other instances, in order to facilitate a customer's like kind exchange. A typical EAT entity is a Massachusetts corporation whose directors are all Rockland Trust officers and which has Compass Exchange Advisors LLC as its sole shareholder. The EAT entity owns all of the membership interest in a LLC which holds title to the property and is managed by the customer. All financial benefits and burdens of property ownership are borne by the customer. EAT entities are therefore not consolidated onto Compass Exchange Advisors LLC's balance sheet in accordance with requirements of the consolidation topic of the ASC.

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

Lending Activities
The Bank’s gross loan portfolio (loans before allowance for loan losses) amounted to $6.0 billion on December 31, 2016, or 77.8% of total assets. The Bank classifies loans as commercial, consumer real estate, or other consumer. Commercial loans consist of commercial and industrial loans, asset-based loans, commercial real estate, commercial construction, and small business loans. Commercial and industrial loans generally consist of loans with credit needs in excess of $250,000 and revenue in excess of $2.5 million, for working capital and other business-related purposes and floor plan financing. Asset-based loans consist primarily of revolving lines of credit but also include term loans. Asset-based revolving lines of credit are typically structured as committed lines with terms of three to five years, have variable rates of interest, and are collateralized by accounts receivable and inventory. Asset-based term loans are typically secured by owner occupied commercial real estate and machinery and equipment. Commercial real estate loans are comprised of commercial mortgages, including mortgages for construction purposes that are secured by nonresidential properties, multifamily properties, or one-to-four family rental properties. Small business loans, including real estate loans, generally consist of loans to businesses with commercial credit needs of less than or equal to $250,000 and revenues of less than $2.5 million. Consumer real estate consists of residential mortgages and home equity loans and lines that are secured primarily by owner-occupied residences and mortgages for the construction of residential properties. Other consumer loans are mainly personal loans.
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
Other Real Estate Owned (“OREO”) includes real estate properties, which have primarily served as collateral to secure loans, that are controlled or owned by the Bank. The Bank had eight properties held as OREO at December 31, 2016 with a balance of $4.2 million.
Origination of Loans    Commercial and industrial, asset-based, commercial real estate, and construction loan applications are obtained through existing customers, solicitation by Bank personnel, referrals from current or past customers, or walk-in customers. Small business loan applications are typically originated by the Bank’s retail staff, through a dedicated team of business officers, by referrals from other areas of the Bank, by referrals from current or past customers, or through walk-in customers. Consumer real estate loan applications primarily result from referrals by real estate brokers, homebuilders, advertising, direct mail, and existing or walk-in customers. Other consumer loan applications are directly obtained through existing or walk-in customers who have been made aware of the Bank’s consumer loan services through advertising, direct mail, and other media.
Loans are approved based upon a hierarchy of authority, predicated upon the size of the loan. Levels within the hierarchy of lending authorities range from individual lenders to the Executive Committee of the Board of Directors. In accordance with governing banking statutes, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $186.7 million, at December 31, 2016, which is the Bank’s legal lending limit. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $140.0 million, at December 31, 2016, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s self-imposed restrictive limit. The Bank’s largest relationship as of December 31, 2016 consisted of fifty-two loans with an aggregate of $82.9 million in exposure.
Sale of Loans    The Bank’s residential mortgage loans are originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Currently, the Bank sells the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. In the past, the Bank may have opted to sell loans and retain the servicing. In these instances, a mortgage servicing rights asset would have been recognized. As part of its asset/liability management strategy, the Bank may retain certain adjustable rate and fixed rate residential real estate loan originations for its portfolio. During 2016, the Bank originated $423.1 million in residential real estate loans of which $118.7 million were retained in its portfolio.

Loan Portfolio    The following table shows the balance of the loans, the percentage of the gross loan portfolio, and the percentage of total interest income that the loans generated, by category, for the fiscal years indicated:

	As of	% of Total Loans	% of Total Interest Income Generated For the Years Ended December 31,
	December 31, 2016		2016	2015	2014
	(Dollars in thousands)
Commercial	$4,355,968	72.6%	66.8%	66.5%	66.6%
Consumer real estate	1,632,573	27.2%	23.7%	24.0%	23.6%
Other consumer	11,064	0.2%	0.5%	0.7%	0.8%
Total	$5,999,605	100.0%	91.0%	91.2%	91.0%
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
The following pie chart shows the diversification of the commercial and industrial portfolio as of December 31, 2016:

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average loan size	$233
Largest individual commercial and industrial loan outstanding	$20,000
Commercial and industrial nonperforming loans/commercial and industrial loans	4.15%
Commercial and industrial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial term loans have fixed rates of interest and are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 2016, there were $322.5 million of term loans in the commercial and industrial loan portfolio.
Collateral for commercial and industrial revolving lines of credit may consist of accounts receivable, inventory, or both, as well as other business assets. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2016, there were $579.6 million of revolving lines of credit in the commercial and industrial loan portfolio.
Also included in the commercial and industrial portfolio are automobile and, to a lesser extent, boat, recreational vehicle, and other vehicle floor plan financing. Floor plan loans are secured by the automobiles, boats, or other vehicles, which constitute the dealer’s inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer’s inventory for an extended period, the Bank requires the dealer to pay-down the outstanding balance associated with such unit. Contractors hired by the Bank make unannounced periodic inspections of each dealer to review the condition of the underlying collateral and ensure that each unit that the Company has financed is accounted for. At December 31, 2016, there were $77.6 million in floor plan loans, all of which have variable rates of interest.
Small business lending caters to all of the banking needs of businesses with commercial credit requirements and revenues typically less than or equal to $250,000 and $2.5 million, respectively, and uses partially automated loan underwriting capabilities. Additionally, the Company makes use of the Bank’s authority as a preferred lender with the U.S. Small Business Administration (“SBA”). At December 31, 2016, there were $36.3 million of SBA guaranteed loans in the commercial and industrial and commercial real estate loan categories, and $9.9 million of SBA guaranteed loans in the small business loan category.
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
The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2016:

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$822
Largest individual commercial real estate mortgage outstanding	$27,950
Commercial real estate nonperforming loans/commercial real estate loans	0.19%
Owner occupied commercial real estate loans/commercial real estate loans	16.2%

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
Also included in the commercial real estate portfolio are industrial developmental bonds. The Bank owns certain bonds issued by various state agencies, municipalities and nonprofit organizations that it categorizes as loans. This categorization is made on the basis that another entity (i.e. the Bank’s customer), not the issuing agency, is responsible for the payment to the Bank of the principal and interest on the debt. Furthermore, credit underwriting is based solely on the credit of the customer (and guarantors, if any), the banking relationship is with the customer and not the agency, there is no active secondary market for the bonds, and the bonds are not available for sale, but are intended to be held by the Bank until maturity. Therefore, the Bank believes that such bonds are more appropriately characterized as loans, rather than securities. At December 31, 2016, the balance of industrial development bonds was $81.4 million.
Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing properties. Nonpermanent construction loans generally have terms of at least six months, but not more than two years. They usually do not provide for amortization of the loan balance during the construction term. The majority of the Bank’s commercial construction loans have floating rates of interest. At December 31, 2016, the commercial construction portfolio amounted to $320.4 million.
Construction loans are generally considered to present a higher degree of risk than permanent real estate loans and may be affected by a variety of factors, such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. Other construction-related risks may include market risk, that is, the risk that “for-sale” or “for-lease” units may not be absorbed by the market within a developer’s anticipated time-frame or at a developer’s anticipated price. When the Company enters into a loan agreement with a borrower on a construction loan, an interest reserve may be included in the amount of the loan commitment to the borrower and it allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan. The interest may be capitalized and added to the loan balance. Management actively tracks and monitors these accounts. At December 31, 2016 the amount of interest reserves relating to construction loans was approximately $1.3 million.
Consumer Real Estate Loans    The Bank’s consumer real estate loans consist of loans and lines secured by one-to-four family residential properties.
The Bank originates both fixed-rate and adjustable-rate residential real estate loans. The Bank will lend up to 97% of the lesser of the appraised value of the residential property securing the loan or the purchase price, and generally requires borrowers to obtain private mortgage insurance when the amount of the loan exceeds 80% of the value of the property. In certain instances for loans that qualify for the Fannie Mae Home Affordable Refinance Initiative and other similar programs, the Bank will lend up to 125% of the appraised value of the residential property, and such loans are then subsequently sold by the Bank. The rates of these loans are typically competitive with market rates. The Bank’s residential real estate loans are generally originated only under terms, conditions and documentation which permit sale in the secondary market. In order to protect the properties securing its residential and other real estate loans, the Bank requires title insurance protecting the priority of its mortgage lien, as well as fire, extended casualty, and flood insurance, when necessary. Independent appraisers assess properties securing all of the Bank’s first mortgage real estate loans, as required by regulatory standards.
Home equity loans and lines may be made as fixed rate term loans or under variable rate revolving lines of credit secured by a first or second mortgage on the borrower’s residence or second home. At December 31, 2016, 58.4% of the home equity portfolio was in first lien position and 41.6% of the portfolio was in subordinate position. At December 31, 2016, $351.9 million, or 35.6%, of the home equity portfolio were term loans and $636.3 million, or 64.4%, of the home equity portfolio was comprised of revolving lines of credit. The Bank will typically originate home equity loans and lines in an amount up to 80% of the appraised value or on-line valuation, reduced for any loans outstanding that are secured by such collateral. Home equity loans and lines are underwritten in accordance with the Bank’s loan policy, which includes a combination of credit history, loan-to-value (“LTV”) ratio, employment history and debt-to-income ratio.

The Bank periodically supplements performance data with current Fair Isaac Corporation (“FICO”) and LTV estimates. Current FICO data is purchased and appended to all consumer loans on a quarterly basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios. Use of re-score and re-value data enables the Bank to better understand the current credit risk associated with these loans, but is not the only factor relied upon in determining a borrower’s creditworthiness. See Note 4, “Loans, Allowance for Loan Losses and Credit Quality” within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information regarding FICO and LTV estimates.
Other Consumer Loans    Consumer loans primarily consist of installment loans and overdraft protection. The Bank’s consumer loans also include auto loans, unsecured loans, loans secured by deposit accounts and loans to purchase motorcycles, recreational vehicles, or boats. Effective January 1, 2015, the Bank no longer offers consumer unsecured loans, or loans to purchase or refinance motorcycles, boats, or recreational vehicles.

Investment Activities
The Bank’s securities portfolio consists of U.S. Treasury securities, U.S. Government agency securities, agency mortgage-backed securities, agency collateralized mortgage obligations, state, county, and municipal securities, single issuer and pooled trust preferred securities issued by banks and insurers, small business administration pooled securities and equity securities, comprised primarily of investments in mutual funds. Also included in the Company's security portfolio are trading securities related to certain employee benefit programs. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. Treasury and U.S. Government Agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than noninsured or nonguaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy ("Investment Policy") approved by the Board of Directors. Two members of the Asset-Liability Committee of the Bank ("ALCO"), one of whom must be the Chief Executive Officer or the Chief Financial Officer, must approve purchases or sales, between meetings. These purchases are subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s ALCO, or its appointee, is required to evaluate any purchase from the standpoint of overall diversification of the portfolio. At December 31, 2016, the Company's securities totaled $851.5 million, and generated interest and dividends of 8.5%, 8.6%, and 8.7% of total interest income for the fiscal years ended December 31, 2016, 2015, and 2014, respectively. The Company reviews its security portfolio for impairment and to evaluate collection of principal and interest. If any securities are deferring interest payments, as they may be contractually entitled to do, the Company would place these securities on nonaccrual status and reverse any accrued but uncollected interest.

Sources of Funds
Deposits    At December 31, 2016, total deposits were $6.4 billion. Deposits obtained through the Bank’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from consumers, businesses, and municipalities. The Bank offers a range of demand deposits, interest checking, money market accounts, savings accounts, and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, its electronic banking options, and its interest rates, that are generally competitive with those of competing financial institutions. Additionally, the Bank has a municipal banking department that focuses on providing core depository services to local municipalities. As of December 31, 2016, municipal deposits totaled $496.0 million. Occasionally when rates and terms are favorable, and in keeping with the Bank’s interest rate risk and liquidity strategy, the Bank will supplement its customer deposit base with brokered deposits. As of December 31, 2016, brokered deposits totaled $14.7 million. Included in this amount are balances associated with the Bank's participation in the Certificate of Deposit Account Registry Service (“CDARS”) program, which allows the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation (“FDIC”) insurance protection on Certificate of Deposit investments for consumers, businesses and public entities. As of December 31, 2016, CDARS deposits totaled $13.7 million, or 93.2% of total brokered deposits.
Rockland Trust’s eighty-three branch locations are supplemented by the Bank’s internet and mobile banking services as well as automated teller machine (“ATM”) cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and twelve additional remote ATM locations. The ATM cards and debit cards also allow customers access to a variety of national and international ATM networks. The Bank's mobile banking services give customers the ability to use a variety of mobile devices to check balances, track account activity, pay bills, search transactions, and set up alerts for text or e-mail messages for changes in their account. Customers can also transfer funds between Rockland Trust accounts, deposit checks into their account, and identify the nearest branch or ATM directly from their mobile device.

Borrowings    As of December 31, 2016, total borrowings were $335.5 million. Borrowings consist of short-term and long-term obligations and may consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, securities sold under repurchase agreements, and junior subordinated debentures.
Rockland is a member of the FHLB of Boston. The primary reason for FHLB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. As a member of the FHLB of Boston, the Bank is required to purchase stock in the FHLB. Accordingly, the Company had invested $11.5 million in FHLB stock and had $50.8 million outstanding in FHLB borrowings with initial maturities ranging from less than 3 months to 20 years at December 31, 2016. In addition, the Bank had $793.1 million of borrowing capacity remaining with the FHLB at December 31, 2016, inclusive of a $5.0 million line of credit.
The Company also has access to other forms of borrowing, such as securities repurchase agreements. In a security repurchase agreement transaction, the Bank will generally sell a security, agreeing to repurchase either the same or a substantially identical security on a specified later date, at a price greater than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement, the Bank is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this risk, the Bank either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Bank’s safekeeping agents. At December 31, 2016, the Bank had no repurchase agreements with investment brokerage firms and $176.9 million with customers.
Also included in borrowings at December 31, 2016 were $73.1 million of junior subordinated debentures, which are inclusive of unamortized fair value marks associated with previous acquisitions and net of unamortized issuance costs. Total borrowings also includes $34.6 million of subordinated debt, net of unamortized issuance costs. These instruments provide long-term funding as well as regulatory capital benefits. See Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.

Investment Management
The Rockland Trust Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions throughout Eastern Massachusetts, including Cape Cod, and Rhode Island.
Accounts maintained by the Rockland Trust Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2016, the Investment Management Group generated gross fee revenues of $19.6 million. Total assets under administration as of December 31, 2016 were $2.9 billion, of which $2.7 billion was related to managed accounts. Included in these amounts as of December 31, 2016 are assets under administration of $266.5 million, relating to the Company's registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to both institutional and high net worth clients.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.
The Bank has an agreement with LPL Financial (“LPL”) and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with the Smith Companies LTD, a division of Capitas Financial, LLC, an insurance general agent, to offer term, whole and universal life insurance, disability insurance, and long term care insurance. The Bank also has an agreement with Savings Bank Life Insurance of Massachusetts (“SBLI”) to enable appropriately licensed Bank employees to offer SBLI’s fixed annuities and life insurance to the Bank’s customer base. For the year ended December 31, 2016, the retail investments and insurance group generated gross fee revenues of $2.2 million.

Regulation
The following discussion sets forth certain material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the Company’s business. The laws and regulations governing the Company and the Bank that are described in the following discussion generally have been promulgated to offer protection to depositors and not for the purpose of protecting stockholders.
General    The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 as amended (“BHCA”), and as such is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Rockland Trust is subject to regulation and examination by the Commissioner of Banks of the Commonwealth of Massachusetts (the “Commissioner”) and the FDIC.
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
In addition, the GLB preempts any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law has been to establish a comprehensive framework permitting affiliations among commercial banks, insurance companies, securities firms and other financial service providers, by revising and expanding the BHCA framework to permit a holding company to engage in a full range of financial activities through an entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.
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
Capital Requirements    The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. In July 2013, the Federal Reserve published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the "Rules". The FDIC has adopted substantially identical rules (as interim final rules). The Rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank. The Rules became effective for the Company on January 1, 2015 (subject to phase-in periods for certain components).

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

Under the Rules the minimum capital ratios for the Company and the Bank are as follows:

• 4.5% CET1 to risk-weighted assets.
• 6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.
• 8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.
• 4.0% Tier 1 leverage capital ratio.

When fully phased in on January 1, 2019, the Rules will also require the Company and the Bank to maintain a “capital conservation buffer” in an amount greater than 2.5%, composed entirely of CET1, on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that meet the minimum capital requirements of 4.5%, 6.0% and 8.0% for CET1, Tier 1 and Total capital, respectively, but fall below the capital conservation buffer, will face constraints on capital distributions and discretionary bonus payments to executive officers based on the amount of the shortfall. The capital conservation buffer effectively increases the minimum CET1 capital ratio to 7.0%, the minimum Tier 1 risk-based capital ratio to 8.5%, and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers. The implementation of the capital conservation buffer began on January 1, 2016 at an amount of 0.625% and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. As of January 1, 2017, the Company and the Bank were required to maintain a capital conservation buffer of 1.25%.

The Rules provided for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. In addition, the effects of certain accumulated other comprehensive items are not excluded; however, certain banking organizations could make a one-time permanent election to continue to exclude these items effective as of January 1, 2015. The Company and the Bank each made such election.

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

The Rules prescribed a standardized approach for calculating risk-weighted assets that expand the risk-weighting categories from the past four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets.

The revised minimum capital levels under the Rules are set forth below:

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
Any company would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of the Company, or such lesser number of shares as constitute control over the Company. Such approval would be contingent upon, among other things, the acquirer registering as a bank holding company, divesting all impermissible holdings and ceasing any activities not permissible for a bank holding company. The Company does not own more than 5% voting stock in any banking institution other than the Bank.
FDIC Deposit Insurance    The Bank's deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000.

The Bank is currently assessed a deposit insurance charge from the FDIC based upon the Bank's overall assessment base multiplied by an assessment rate, determined from five established risk categories. The Bank's assessment base is defined as average consolidated total assets minus average tangible equity, adjusted for the impact of the risk category factors. In June 2016, the Deposit Insurance Fund reserve ratio reached a level that triggered changes to the assessment rate, effective July 1, 2016. As a result of these changes the Company's assessment rate decreased, resulting in overall reduced levels of expense. During 2016, the Company expensed $3.4 million related to this assessment.

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

•
broadened the base for Federal Deposit Insurance Corporation insurance assessments. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

•
requires publicly traded companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments. The Company provides its shareholders with the opportunity to vote on executive compensation every year.

•
broadened the scope of derivative instruments, and the Company is subject to increased regulation of its derivative business, including record keeping, reporting requirements, and heightened supervision.

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
The CFPB has continued to issue final rules regarding mortgages including amendments to certain mortgage servicing sales regarding forced-placed insurance notices, policies and procedures and other matters. There is no assurance that existing or future regulations will not have a material adverse impact on the Bank’s residential mortgage loan business or the housing market in which the Bank participates.
To the extent the Dodd-Frank Act remains in place or is not materially amended by the new administration, it is likely to continue to increase the Company's cost of doing business, limit the Bank's permissible activities, and affect the competitive balance within the industry and market areas.

Incentive Compensation The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company and the Bank, with at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, and proposed revised regulations in May 2016 but the revised regulations have not been finalized. If the revised regulations are adopted in the form proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives and employees.

In June 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act.

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

Volcker Rule On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act. The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. The Company has no investments that met the definition of Covered Funds under the foregoing rules.

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
Employees    As of December 31, 2016, the Bank had 1,103 full time equivalent employees. None of the Company’s employees are represented by a labor union and management considers its relationship with employees to be good.

Statistical Disclosure by Bank Holding Companies
The statistical disclosure relating to Independent Bank Corp. required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," is included in the section of Independent Bank Corp.'s 2016 SEC Form 10-K captioned, Selected Financial Data in Item 6 hereof , Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof, if applicable.

Available Information
Under Section 13 and 15(d) of the Securities Exchange Act of 1934 the Company must file periodic and current reports with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street N.E. Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Public Reference Room at 1-800-SEC-0330. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Savings, Profit Sharing and Stock Ownership Plan), Form 8-K (Report of Unscheduled Material Events), Forms S-4, S-3 and 8-A (Registration Statements), Form DEF 14A (Proxy Statement), and the Company may file additional forms as well. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, the Company’s SEC filings and additional shareholder information are available free of charge on the Company’s website: www.RocklandTrust.com (within the Investor Relations section). Information contained on the Company’s website and the SEC website is not incorporated by reference into this Form 10-K. (The Company has included its web address and the SEC website address only as inactive textual references and does not intend them to be active links to our website or the SEC website.) The Company’s Code of Ethics and other Corporate Governance documents are also available on the Company’s website in the Investor Relations section of the website.

ITEM 1A. RISK FACTORS
Changes in interest rates and other factors could adversely impact the Company’s financial condition and results of operations.    The Company’s ability to make a profit, like that of most financial institutions, substantially depends upon its net interest income, which is the difference between the interest income earned on interest earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. However, certain assets and liabilities may react differently to changes in market interest rates. Further, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag behind. Additionally, some assets such as adjustable-rate mortgages have features, such as rate caps and floors, which restrict changes in applicable interest rates. The Federal Reserve Bank acted to increase interest rates in December of 2016 and may act to implement additional rate increases in the coming year.
Factors such as inflation, recession, unemployment, money supply, global disorder, instability in domestic and foreign financial markets, political uncertainty, and other factors beyond the Company’s control, may affect interest rates. Changes in market interest rates also affect the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, which can impact the expected timing of receipt of proceeds. Particularly in a decreasing interest environment, prepayments may result in proceeds having to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid.
Potential sovereign debt defaults may severely impact global and domestic economies and may lead to significantly tighter liquidity and impact the availability of credit. Economic growth may slow down and the national or global economy may experience additional downturns, including recessionary periods. Market disruption, including potential disruption resulting form Great Britain's decision to exit the European Union, government and central bank policy actions designed to counteract the effects of recession, changes in investor expectations regarding compensation for market risk, credit risk and liquidity risk and changing economic data could impact both the volatility of and the magnitude of the directional movements of interest rates. Although the Company pursues an asset/liability management strategy designed to manage its risk arising from changes in interest rates, the Company's strategy may not be fully effective, or may be effective in part, and changes in market interest rates can have a material adverse effect on the Company’s profitability.
If the Company experiences loan losses at a level higher than anticipated in the Company's models, its earnings could materially decrease.    The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment or cover losses. If loan customers fail to repay loans according to the terms of the loans, the Company may experience significant credit losses which could have a material adverse effect on its operating results and capital ratios. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of borrowers, the value of the real estate and other assets serving as collateral for the repayment of loans, and the enforceability of its loan documents. In determining the amount of the allowance for loan losses, the Company, in addition to assessing the collectability of its loan portfolio, relies on experience and evaluation of economic conditions. If the assumptions underlying the determination of its allowance for loan losses prove to be incorrect, the current allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio and an adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. A problem with one or more loans could require the Company to significantly increase the level of its allowance for loan losses. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require it to increase its allowance for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease the Company’s net income.
A significant amount of the Company’s loans are concentrated in the Bank’s geographic footprint and adverse conditions in this geographic footprint could negatively impact its results of operations.    Substantially all of the loans the Company originates are secured by properties located in, or are made to businesses which operate in Massachusetts, and to a lesser extent Rhode Island. Because of the current concentration of the Company’s loan origination activities in its geographic footprint, in the event of adverse economic conditions impacting the region (including, but not limited to, increased unemployment, downward pressure on the value of residential or commercial real estate, political or business developments, that may affect the ability of property owners and businesses to make payments of principal and interest on the underlying loans in the Bank’s geographic footprint). The Company would likely experience higher rates of loss and delinquency on its loans than if its loan portfolio were more geographically diversified, which could have an adverse effect on its results of operations or financial condition.
A significant portion of the Company’s loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect the Company’s asset quality and the profitability of loans secured by real property and increase the number of defaults and the level of losses within the Company’s loan portfolio. The real estate collateral securing our loans provides an alternate source of repayment in the event of default by the borrower. Should real estate values deteriorate during the time the credit is extended, the Company is potentially exposed to greater losses. A downturn in the real estate market in the Company’s primary market areas could result in an increase in the number of borrowers who default on loans and a reduction in the value of the collateral securing loans, which in turn could have an adverse effect on the Company’s profitability and asset quality. Further if the Company is required to liquidate collateral securing a loan to satisfy the related debt during a period of reduced real estate values, the Company may experience higher loan losses and its earnings and shareholders’ equity could be adversely affected. The declines in real estate prices in the Company’s primary markets also may result in increases in delinquencies and losses in its loan portfolios. Unanticipated decreases in real estate prices coupled with a prolonged economic recovery and elevated levels of unemployment could drive loan losses beyond the level provided for in the Company’s allowance for loan losses. If this occurs, the Company’s earnings could be adversely affected.
The Company operates in a highly regulated environment and may be adversely impacted by changes in law, regulations, and accounting policies.    The Company is subject to extensive regulation, supervision and examination. See “Regulation” in Item 1 hereof, Business. Any change in the laws or regulations or failure by the Company to comply with applicable law and regulation, or a change in regulators’ supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board, other state or federal regulators, the United States Congress, or the Massachusetts legislature could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows. Changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters, could also impact the Company’s financial results.
Change in regulatory capital requirements may have an adverse impact on the Company's future financial results. In 2013, the FDIC, the OCC and the Federal Reserve Board approved new rules that substantially amended the regulatory risk-based capital rules applicable to the Company and the Bank. The final rule implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules went into effect on January 1, 2015, although certain portions of the rule, including the capital conservation buffer, are being phased in over a period of several years. The application of more stringent capital requirements, including the phase in of the capital conservation buffer could, among other things, lower returns on equity, require the raising of additional capital, or impact the ability to deploy capital (including, with out limitations, to pay dividends or to repurchase shares of the Company's common stock).
The Company has strong competition within its market area which may constrain the Company’s ability to grow and achieve profitability.    The Company faces significant competition both in attracting deposits and in the origination of loans. See “Market Area and Competition” in Item 1 hereof, Business. Additional mergers and acquisitions of financial institutions within the Company’s market area may also occur which could add more competitive pressure as the Company would be competing with the resultant larger financial institutions with greater financial resources on a combined basis. Additionally, the Company's market share and income may be adversely affected by its inability to successfully compete against larger and more diverse financial service providers. If the Company is unable to compete effectively, it may lose market share, or fail to maintain its market share, and income generated from loans, deposits, and other financial products may decline.
The success of the Company is dependent on the Company's ability to attract, hire and retain certain key personnel.    The Company’s business is complex and specialized and performance is largely dependent on the knowledge, talents and efforts of highly skilled individuals. The Company relies on key personnel to manage and operate its business, including major revenue producing functions such as loan and deposit generation. The loss of key personnel could adversely affect the Company’s ability to maintain and manage these functions effectively, which could negatively affect the Company’s net income. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could adversely impact the Company’s net income. The Company’s continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate its existing key employees.
Part of Company’s business strategy is growth through acquisitions and the failure to execute effectively on acquisitions could have an impact on its earnings and results of operations.    While focus on organic growth, the Company's strategy also includes, in part, growth through acquisitions. The Company recently announced its intention to acquire Island Bancorp which is expected to close in the second quarter of 2017. The Company may not be able to identify suitable acquisition candidates, or complete acquisitions. Further, the success of any acquisition depends on the ability to effectively integrate the acquired business, including integrating operations and achieving synergies and cost efficiencies. Acquisitions can be disruptive as they result in diversion of management's attention from other business activities and can consume significant executive and employee resources as the Company integrates the target's operations and functional business into its operations and business. The Company may experience complications or delays while integrating. In addition, once integrated, acquired businesses may not achieve levels of expected profitability or profitability comparable to those achieved by the Company’s existing operations, or otherwise may not perform as expected. Further acquisitions involve numerous risks, including lower than expected performance or higher than expected costs, potential dilution of stockholder value, changes in relationships with customers, and the potential loss of key employees. In addition, the Company may not be successful in mitigating deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and the Company may not be able to acquire other institutions on acceptable terms. The ability to grow may be limited if the Company is unable to successfully make acquisitions in the future.

The Company’s securities portfolio performance in difficult market conditions could have adverse effects on the Company’s results of operations.    Under U.S. Generally Accepted Accounting Principles ("GAAP"), the Company is required to review its investment portfolio periodically for the presence of other-than-temporary impairment of its securities, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of amortized cost, as well as other factors. Adverse developments with respect to one or more of these factors could require the Company to deem particular securities to be other-than-temporarily impaired, with the credit related portion of the reduction in the value required to be recognized as a charge to the Company’s earnings. Market volatility can make it extremely challenging to accurately value certain securities the Company holds. Subsequent periodic valuations of securities, taking into consideration ten prevailing factors may result in changes to valuations. Significant negative changes to valuations could result in impairments in the value of the Company’s securities portfolio, which could have an adverse effect on the Company’s results of operations or financial conditions.
Impairment of goodwill and/or intangible assets could require charges to earnings, which could result in a negative impact on the Company's results of operations.    Goodwill arises when the Company acquires a business for an amount greater than the net fair value of the assets of the acquired business. The Bank has recognized goodwill as an asset on the balance sheet in connection with several acquisitions (see Note 6, “Goodwill and Other Intangible Assets” within Notes to the Consolidated Financial Statements included in Item 8 hereof). Goodwill is an intangible asset. When an intangible asset is determined to have an indefinite useful life, it is not amortized, and instead is evaluated for impairment. The Company conducts goodwill impairment tests annually, or more frequently if necessary. The Company evaluates goodwill using a qualitative or two-step impairment testing approach. A significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in a finding of impairment of goodwill or other intangible assets. If the Company were to conclude that a future write-down of goodwill or other intangible assets is necessary, then the Company would record the appropriate charge to earnings, which could have material adverse effect on the results of operations or financial condition.
Deterioration in the Federal Home Loan Bank (“FHLB”) of Boston’s capital might restrict the FHLB of Boston’s ability to meet the funding needs of its members, cause a suspension of its dividend, and cause its stock to be determined to be impaired.    Significant components of the Bank’s liquidity needs are met through its access to funding pursuant to its membership in the FHLB of Boston. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLB is to obtain funding. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. Any deterioration in the FHLB’s performance or financial condition may affect the Company’s ability to access funding and/or require the Company to deem the required investment in FHLB stock to be impaired. If the Company is not able to access funding, it may not be able to meet its liquidity needs, which could have an adverse effect on the results of operations or financial condition. Similarly, if the Company deems all or part of its investment in FHLB stock impaired, such action could have a material adverse effect on the results of operations or financial condition.
Reductions in the value of the Company’s deferred tax assets could adversely affect the Company's results of operations.    A deferred tax asset is created by the tax effect of the differences between an asset’s book value and its tax basis. The Company assesses the deferred tax assets periodically to determine the likelihood of the Company’s ability to realize the benefits. These assessments consider the performance of the associated business and its ability to generate future taxable income. If the information available to the Company at the time of assessment indicates there is a greater than 50% chance that the Company will not realize the deferred tax asset benefit, the Company is required to establish a valuation allowance for the deferred tax asset and reduce its future deferred tax assets to the amount the Company believes could be realized. Recording such a valuation allowance could have a material adverse effect on the results of operations or financial condition. Additionally the deferred tax assets are determined using effective tax rates expected to apply to the Company's taxable income in the years in which the temporary differences are expected to be recovered or settled. Accordingly, a change in statutory tax rates may result in a decrease/increase to the Company’s deferred tax assets. A decrease in our deferred tax assets could have a material adverse effect on our results of operations or financial condition.
Evolving information technologies, the need to mitigate against and react to cyber-security risks and electronic fraud risks require significant resources and notwithstanding our investment in resources, we remain subject to cyber security risks and electronic fraud.    The Company needs to invest in information technology to keep pace with technology changes, and while the Company invest amounts it believes will be adequate, it may fail to invest adequate amounts such that the efficiency of information technology systems fail to meet operation needs. The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector due to cyber attacks (crime committed through or involving the internet (phishing, hacking, denial of service attacks, stealing information, unauthorized intrusions into internal systems or the systems of the Company's third party vendors) could adversely impact the Company’s operations or damage its reputation. The Company's information technology infrastructure and systems may be vulnerable to cyber terrorism, computer viruses, system failures and other intentional or unintentional interference, fraud and other unauthorized attempts to access or interfere with the systems. A breach of these security controls and the occurrence of one or more of these incidents could have a material adverse effect on the Company's reputation, business, financial condition or results of operations. Further any such occurrences could result in regulatory actions (including fines), litigation, unexpected costs and expenses, third-party damages or other loss or liabilities, any of which could have a material adverse effect on the results of operations or financial condition.
The Company’s business depends on maintaining the trust and confidence of customers and other market participants, and the Company's reputation is critical to its business.    The Company’s ability to originate and maintain accounts and business is highly dependent upon the perceptions of consumer and commercial borrowers and deposit holders and other external perceptions of the Company’s business practices and financial health. The Company’s reputation is vulnerable to threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, actual or alleged incidents of employee misconduct and rumors, among other things, can substantially damage the Company’s reputation, even if the inquiries, allegations, or rumors are baseless or satisfactorily addressed. Adverse perceptions regarding the Company’s reputation in the consumer, commercial and funding markets could result in difficulties in generating and maintaining accounts and business as well as in financing accounts and the Company's business. Further, adverse perceptions can result in decreases in the levels of deposits that consumer and commercial customers and potential customers choose to maintain with the Company, any of which could have a material adverse effect on the Company’s results of operations or financial condition.
If the Company’s risk management framework does not effectively identify or mitigate the Company’s risks, the Company could suffer unexpected losses and the results of operations and financial condition could be materially adversely affected.    The Company’s risk management framework seeks to mitigate risk and appropriately balance risk and return. The Company has established processes and procedures intended to identify, measure, monitor and report the types of risk to which it's subject, including credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk and liquidity risk. The Company seeks to monitor and control its risk exposure through a framework of policies, procedures and reporting requirements. Management of the Company’s risks in some cases depends upon the use of analytical and/or forecasting models, which in turn rely on assumptions and estimates. If the models used to mitigate these risks are inadequate, or the assumption or estimates are inaccurate or otherwise flawed, the Company may fail to adequately protect against risks and may incur losses. In addition, there may be risks that exist, or that develop in the future, that the Company has not appropriately anticipated, identified or mitigated. If the Company’s risk management framework does not effectively anticipate, identify and mitigate its risks, the Company could suffer unexpected losses and the results of operations or financial condition could be materially adversely affected.
Some of the Company's accounting policies require the use of estimates and assumptions that affect the value of its assets and liabilities and the results of operations and if actual events differ from the Company's estimates and assumptions the results of operations and financial condition could be materially adversely affected. Some of these accounting policies require the use of estimates and assumptions that may affect the value of the Company’s assets and liabilities and results of operations. The Company identified the accounting policies regarding the allowance for loan losses, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because these policies require management to make difficult, subjective and complex judgments, estimates and assumptions about matters that are inherently uncertain. Under each of these policies, it is possible that materially different values and results of operations would be reported under different conditions, different judgments, or different estimates or assumptions. Further, as new information becomes available, the Company may make a determination to refine or change its judgments, estimates and assumptions, any of which could materially adversely affect the value of the assets and liabilities or the results of operations.
From time to time, the FASB and the SEC change applicable guidance governing the form and content of the Company’s financial statements. In addition, accounting standard setters and those who interpret U.S. GAAP, such as the FASB, SEC, and banking regulators, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue, and may accelerate dependent upon the FASB and International Accounting Standards Board commitments to achieving convergence between U.S. GAAP and International Financial Reporting Standards. Changes in U.S. GAAP and changes in current interpretations are beyond the Company’s control, can be hard to predict and could materially impact how the Company reports its financial results and condition. In certain cases, the Company could be required to apply new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in the Company restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses could materially adversely affect the Company’s results of operations.
The Company may be unable to adequately manage its liquidity risk, which could affect its ability to meet its obligations as they become due, capitalize on growth opportunities, or pay dividends on its common stock. Liquidity risk refers to managing the Company's liquidity so that it can meet its obligations as the obligations become due, opportunistically capitalize on potential growth opportunities as they arise, or pay dividends on its common stock. The Company's liquidity arises from its ability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is also required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures. The Company's liquidity is derived primarily from funding obtained from the FHLB of Boston, retail deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities the Company issues; sale, maturity and prepayment of investment securities the Company holds; net cash provided from operations, and access to other funding sources.
The Company is subject to environmental liability risk associated with lending activities which could have a material adverse effect on its financial condition and results of operations. A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures regarding performance of an environmental review prior to originating certain commercial real estate loans, as well as before initiating any foreclosure action on real property, these reviews may not detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition or results of operations.
Changes in the Fixed-Income and Equity markets or economic downturns could affect the level of assets under management and the demand for other fee-based services. Economic downturns could affect the volume of income earned from and demand for fee-based services. Revenues from the investment management business depend in large part on the level of assets under management and administration. Market volatility that results in customers liquidating investments as well as lower asset values can reduce the level of assets under management and administration and decrease the Company's investment management and administration revenues which could materially adversely affect our results of operations.
The Company relies on its systems, employees and certain service providers, and if the Company experiences a system failure or if the Company's security measures are compromised or inadequate, the operations could be disrupted or the customer data could be improperly divulged. The Company faces the risk that the design of its controls and procedures, including those designed to mitigate the risk of fraud by employees or outside third parties, may be inadequate or be circumvented, thereby causing delays or failures in detection of errors or inaccuracies in data and information. The Company regularly reviews and updates the Company's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also be subject to disruptions of the systems arising or originating from third party services providers or from events that are wholly or partially beyond the Company's control (including, for example, electrical, internet or telecommunications outages), which may adversely impact our ability to provide service to customers and results in loss, cost and expense or liability. Additionally, the Company's risk exposure to security matters may increase in the future if the Company increases in size and prominence in the financial services industry, as the Company expands internet based and mobile banking tools and products and services, and as a consequence of the risk inherent in system and customer account conversions associated with the integration of acquisition targets. The Company is further exposed to the risk that external service providers may be unable to fulfill their contractual obligations on matters of internet security and adequacy of services. (The Company's third party service providers are subject to many if not all of the same risks, including internet vulnerability and fraud operational errors by their respective employees.) While the Company conducts due diligence on service providers and engage in other vendor management risk migration activities designed to mitigate service provider risk, no set of risk management protocols can provide full protection against all risks and the Company's (or service providers) business continuity plans, risk management processes and procedures or security systems (including security against cybercrime) could be inadequate. While the Company maintains a control framework designed to monitor service provider risks, the failure of a service provider to perform in accordance with the contracted arrangements and, if applicable, under service level agreements could be disruptive to the Company's operations, which could have a material adverse impact on the Company's financial condition or results of operations.

The Company's ability to make opportunistic acquisitions is contingent on regulators granting any requisite approvals. Part of the Company's business strategy includes seeking to may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time. Any possible acquisition may be subject to regulatory approval, and there can be no assurance that the Company will be able to obtain any such approval in a timely manner or at all.

The Company’s effective income tax rate would be adversely affected if the Company's community development entity subsidiaries do not receive additional New Markets Tax Credit awards. As indicated in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company’s effective tax rate is determined by a number of factors, including the recognition of federal tax credits in connection with New Markets Tax Credit awards. In 2016, the Company recognized $6.4 million in federal tax credits through New Markets Tax Credit award deployment. Federal government agencies periodically determine New Markets Tax Credit award recipients through a nationwide application process that is highly competitive. While the Company’s community development entity subsidiaries have received four prior New Markets Tax Credit awards, it may not be successful in any current or future New Markets Tax Credit applications. The Company applied for but did not receive a New Markets Tax Credit award in 2017. Further, the New Markets Tax Credit Program is subject to periodic renewal by congress and it is possible the current Congress may act to reduce or eliminate the program altogether. If the Company does not obtain additional awards the Company's effective tax rate will increase substantially in the future, adversely affecting net income, as existing federal tax credits run off.

The Company may experience losses and expenses if security interests granted for loans are not enforceable. When the Bank makes loans it is sometimes obtains liens such as real estate mortgages or other asset pledges to provide the Bank with a security interest in collateral. If there is a loan default the Bank may seek to foreclose upon collateral and enforce the security interests that were granted to obtain repayment and eliminate or mitigate the Company's loss. Drafting errors, recording errors, other defects or imperfections in the security interests granted to the Bank, and/or changes in law may render liens granted to the Bank unenforceable. The Company may incur losses or expenses if security interests granted to the Bank are not enforceable.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
At December 31, 2016, the Bank conducted its business from its main office located at 288 Union Street, Rockland, Massachusetts and seventy-nine banking offices and three limited service branches located within Barnstable, Bristol, Middlesex, Norfolk, Plymouth, Suffolk and Worcester counties in Eastern Massachusetts. In addition to its main office, the Bank leased fifty-four of its branches (including three limited service branches) and owned the remaining twenty-eight branches. Also, the Bank had twelve remote ATM locations, eleven of which were leased and one was owned.
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

ITEM 3.    LEGAL PROCEEDINGS
At December 31, 2016, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5. MARKET FOR INDEPENDENT BANK CORP.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a.) Independent Bank Corp.’s common stock trades on the NASDAQ Global Select Market under the symbol INDB. The Company declared cash dividends of $1.16 and $1.04 per share in 2016 and in 2015, respectively. The ratio of dividends paid to earnings in 2016 and 2015 was 38.76% and 40.29%, respectively.
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
The following schedule summarizes the closing price range of common stock and the cash dividends paid for the fiscal years 2016 and 2015:

	2016
	High	Low	Dividend
4th Quarter	$70.95	$52.21	$0.29
3rd Quarter	54.09	44.26	0.29
2nd Quarter	49.81	42.60	0.29
1st Quarter	47.66	41.35	0.29

	2015
	High	Low	Dividend
4th Quarter	$52.17	$44.19	$0.26
3rd Quarter	49.90	43.05	0.26
2nd Quarter	48.94	41.03	0.26
1st Quarter	44.79	37.83	0.26
As of December 31, 2016, there were 27,005,813 shares of common stock outstanding which were held by approximately 2,702 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s stock on December 31, 2016 was $70.45.
The information required by S-K Item 201(d) is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters hereof.
Comparative Stock Performance Graph
The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2011 to December 31, 2016 to the cumulative total return of the NASDAQ Composite Index (U.S. Companies) and the SNL Bank NASDAQ Index. The lines in the graph and the numbers in the table below represent yearly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the yearly interval, based on the last day of a fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2011 (which assumes that $100.00 was invested in each of the series on December 31, 2011).
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

The following chart depicts the total return performance of the Company:

Source: SNL Financial LC, Charlottesville, VA

(b.) Not applicable
(c.) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2016:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
October 1 to October 31, 2016	120	$53.18	—	—
November 1 to November 30, 2016	2,332	65.03	—	—
December 1 to December 31, 2016	120	69.83	—	—
Total	2,572		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants.

(2)	The Company does not currently have a stock repurchase program or plan in place.

ITEM 6.    SELECTED FINANCIAL DATA
The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	Years Ended December 31
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$363,644	$367,249	$348,554	$356,862	$329,286
Securities held to maturity	487,076	477,507	375,453	350,652	178,318
Loans	5,999,605	5,547,721	4,970,733	4,718,307	4,519,011
Allowance for loan losses	(61,566)	(55,825)	(55,100)	(53,239)	(51,834)
Goodwill and other intangibles	231,374	212,909	180,306	182,642	162,144
Total assets	7,709,375	7,209,469	6,364,318	6,098,869	5,756,544
Deposits	6,412,253	5,990,703	5,210,466	4,986,418	4,546,677
Borrowings	335,474	343,933	406,061	448,123	590,614
Stockholders’ equity	864,690	771,463	640,527	591,540	529,320
Nonperforming loans	57,407	27,690	27,512	34,659	28,766
Nonperforming assets	61,580	29,849	38,894	43,833	42,427
Operating data
Interest income	$246,637	$235,545	$216,459	$205,914	$196,192
Interest expense	18,793	20,617	20,417	23,336	23,393
Net interest income	227,844	214,928	196,042	182,578	172,799
Provision for loan losses	6,075	1,500	10,403	10,200	18,056
Noninterest income	82,428	75,888	69,943	68,009	62,016
Noninterest expenses	192,122	197,138	171,838	173,649	159,459
Net income	76,648	64,960	59,845	50,254	42,627
Per share data
Net income — basic	$2.90	$2.51	2.50	2.18	1.96
Net income — diluted	2.90	2.50	2.49	2.18	1.95
Cash dividends declared	1.16	1.04	0.96	0.88	0.84
Book value	32.02	29.40	26.69	24.85	23.24
Tangible book value (1)	23.45	21.29	19.18	17.18	16.12
Performance ratios
Return on average assets	1.04%	0.93%	0.95%	0.87%	0.83%
Return on average common equity	9.43%	8.79%	9.66%	9.09%	8.66%
Net interest margin (on a fully tax equivalent basis)	3.40%	3.42%	3.45%	3.51%	3.75%
Equity to assets	11.22%	10.70%	10.06%	9.70%	9.19%
Dividend payout ratio	38.76%	40.29%	37.50%	30.09%	52.77%
Asset quality ratios
Nonperforming loans as a percent of gross loans	0.96%	0.50%	0.55%	0.73%	0.64%
Nonperforming assets as a percent of total assets	0.80%	0.41%	0.61%	0.72%	0.74%
Allowance for loan losses as a percent of total loans	1.03%	1.01%	1.11%	1.13%	1.15%
Allowance for loan losses as a percent of nonperforming loans	107.24%	201.61%	200.28%	153.61%	180.19%
Capital ratios
Tier 1 leverage capital ratio	9.77%	9.33%	8.84%	8.64%	8.65%
Common equity tier 1 capital ratio	10.82%	10.44%	n/a	n/a	n/a
Tier 1 risk-based capital ratio	11.99%	11.71%	10.88%	10.88%	10.36%
Total risk-based capital ratio	13.60%	13.36%	13.15%	12.58%	12.23%

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

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics help management make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying areas to improve. The Company is focused on organic growth, but will consider acquisition opportunities that provide a satisfactory financial return. During the fourth quarter of 2016 the Company completed the acquisition of New England Bancorp, Inc. ("NEB"). The Company also recently announced the acquisition of Island Bancorp Inc. ("Island Bancorp"), which is expected to close in the second quarter of 2017. The closing of the Island Bancorp acquisition is subject to certain conditions including approval of the transaction by Island Bancorp shareholders, receipt of required regulatory approvals, and other standard conditions.

Loans and Asset Quality

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect an overall increase in total loans over the past five years due to the results of that strategy, as well as the impact from acquisitions. Organic growth in 2016 was driven primarily by increases in the commercial real estate and home equity categories.

Management strives to be disciplined about loan pricing and generates loan assets with interest rate sensitivity in mind. The Company has gradually and intentionally shifted its balance sheet composition so that its interest-rate risk position is fundamentally asset-sensitive.

Management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and loan losses.

Funding and the Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth, supporting management's emphasis on core deposit growth to fund loans, as depicted by the following chart:

Core deposits increased by 8.62% during 2016, partially due to the NEB acquisition, and represented 89.9% of total deposits at year end. Despite the addition of the higher cost NEB deposits, the total cost of deposits was 0.18% for 2016, representing a two basis point decrease from the prior year.

The Company's net interest margin was 3.40% for the year ended December 31, 2016, reflecting a prolonged low rate environment and relatively higher average liquid balances. The Company has countered net interest margin pressure with consistent loan growth which, when combined with asset and liability pricing discipline, has led to net interest income growth.

Noninterest Income

Management continues to focus on noninterest income growth. Noninterest income is primarily comprised of deposit account fees, interchange and ATM fees, investment management fees and mortgage banking income. The following chart shows the components of noninterest income and the growth that the Company has experienced over the past five years:

Expense Control

Management takes a balanced approach to noninterest expense control by monitoring the management of ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits and expenses associated with buildings and equipment. The following chart depicts the Company's efficiency ratio on a GAAP basis (calculated by dividing noninterest expense by the sum of noninterest income and net interest income), as well as its efficiency ratio on an operating basis (calculated by dividing noninterest expense, excluding certain noncore items, by the sum of noninterest income, excluding certain noncore items, and net interest income) over the past five years:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has also made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies permit the Company to operate in a tax effective manner and sometimes also creates a competitive advantage for Rockland Trust and its community development subsidiaries. During 2016, the Company’s effective tax rate was 31.61%.

Capital

The Company's disciplined approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term earnings growth. Strong earnings growth has resulted in healthy capital growth. Book value per share increased 8.9% in 2016 and has increased 37.8% over the past four years. In addition, tangible book value per share increased 10.1% in 2016 compared to the prior year and has increased 45.5% over the past four years. Stockholders' equity as a percentage of total assets was 11.22% at December 31, 2016 , compared to 10.70% in the prior year. Tangible common equity as a percentage of tangible assets increased to 8.47% at December 31, 2016, as compared to 7.98% in the prior year (see "Non-GAAP Measures" below for a reconciliation to GAAP financial measures). The following chart shows the Company's book value and tangible book value per share over the past five years:
*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

This strong growth in capital has led to a consistent cash dividend which increased from $1.04 per share in 2015 to $1.16 per share in 2016, an 11.5% increase.

2016 Results

Net income for 2016 computed in accordance with GAAP was $76.6 million, or $2.90 on a diluted earnings per share basis, as compared to $65.0 million, or $2.50 per diluted share, for the prior year. Net income for 2016 and 2015 included items that are considered noncore, which are excluded for purposes of assessing operating earnings. Net operating earnings for 2016 were $80.4 million, or $3.04 on a diluted earnings per share basis, an increase of 12.1% and 10.1%, respectively, when compared to net operating earnings of $71.7 million, or $2.76 per diluted share, for the year ending December 31, 2015. See "Non-GAAP Measures" below for a reconciliation of net operating earnings and diluted earnings per share to GAAP net income and earnings per share, respectively.

Non-GAAP Measures

When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes and other noncore items shown in the table that follows. The Company’s financial reporting is determined in accordance with GAAP which sometimes includes items that management believes are unrelated to its core banking business such as gains or losses on the sales of securities, merger and acquisition expenses, loss on extinguishment of debt, impairment and other items. Management, therefore, computes the Company’s non-GAAP operating earnings and operating EPS, noninterest income on an operating basis and the efficiency ratio on an operating basis, which exclude items deemed by management to be noncore, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by such items.

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

These non-GAAP measures should not be viewed as a substitute for financial results determined in accordance with GAAP. An item which management deems to be noncore and excludes when computing these non-GAAP measures can be of substantial importance to the Company’s results for any particular period. The Company’s non-GAAP performance measures are not necessarily comparable to non-GAAP performance measures which may be presented by other companies.

The following table summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Net Income		Diluted Earnings Per Share
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)

Net income available to common shareholders (GAAP)	$76,648	$64,960	$2.90	$2.50
Non-GAAP adjustments
Noninterest income components
Gain on sale of fixed income securities	—	(798)	—	(0.03)
Noninterest expense components
Impairment on acquired facilities	—	109	—	—
Loss on extinguishment of debt	437	122	0.02	—
Loss on sale of fixed income securities	—	1,124	—	0.04
Merger and acquisition expenses	5,455	10,501	0.20	0.41
Total impact of noncore items	5,892	11,058	0.22	0.42
Net tax benefit associated with noncore items (1)	$(2,163)	$(4,285)	$(0.08)	$(0.16)
Net operating earnings (Non-GAAP)	$80,377	$71,733	$3.04	$2.76
(1) The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate only to those items included in net taxable income.

The following table summarizes the impact of noncore items with respect to the Company's total revenue, noninterest income as a percentage of total revenue, and the efficiency ratio for the periods indicated:

	Years Ended December 31
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Net interest income	$227,844	$214,928	$196,042	$182,578	$172,799	(a)

Noninterest income (GAAP)	$82,428	$75,888	$69,943	$68,009	$62,016	(b)
Less:
Gain on extinguishment of debt	—	—	—	763	—
Gain on life insurance benefits	—	—	1,964	227	1,307
Gain on sale of fixed income securities	—	798	121	258	5
Noninterest income on an operating basis (non-GAAP)	$82,428	$75,090	$67,858	$66,761	$60,704	(c)

Noninterest expense (GAAP)	$192,122	$197,138	$171,838	$173,649	$159,459	(d)
Less:
Goodwill impairment	—	—	—	—	2,227
Impairment on acquired facilities	—	109	524	—	—
Loss on extinguishment of debt	437	122	—	—	7
Loss on sale of fixed income securities	—	1,124	21	—	—
Loss on termination of derivatives	—	—	1,122	—	—
Merger & acquisition expenses	5,455	10,501	1,339	8,685	6,741
Severance	—	—	—	325	—
Noninterest expense on an operating basis (non-GAAP)	$186,230	$185,282	$168,832	$164,639	$150,484	(e)

Total revenue (GAAP)	$310,272	$290,816	$265,985	$250,587	$234,815	(a+b)
Total operating revenue (non-GAAP)	$310,272	$290,018	$263,900	$249,339	$233,503	(a+c)

Ratios
Noninterest income as a % of revenue	26.57%	26.09%	26.30%	27.14%	26.41%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis	26.57%	25.89%	25.71%	26.78%	26.00%	(c/(a+c))

Efficiency ratio (GAAP)	61.92%	67.79%	64.60%	69.30%	67.91%	(d/(a+b))
Efficiency ratio on an operating basis (non-GAAP)	60.02%	63.89%	63.98%	66.03%	64.45%	(e/(a+c))

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	Years Ended December 31
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders’ equity	$864,690	$771,463	$640,527	$591,540	$529,320	(a)
Less: Goodwill and other intangibles	$231,374	$212,909	$180,306	$182,642	$162,144
Tangible common equity (Non-GAAP)	633,316	558,554	460,221	408,898	367,176	(b)
Tangible assets
Assets (GAAP)	7,709,375	7,209,469	6,364,318	6,098,869	5,756,544	(c)
Less: Goodwill and other intangibles	231,374	212,909	180,306	182,642	162,144
Tangible assets (Non-GAAP)	7,478,001	6,996,560	6,184,012	5,916,227	5,594,400	(d)
Common shares	27,005,813	26,236,352	23,998,738	23,805,984	22,774,009	(e)

Common equity to assets ratio (GAAP)	11.22%	10.70%	10.06%	9.70%	9.20%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	8.47%	7.98%	7.44%	6.91%	6.56%	(b/d)
Book value per share (GAAP)	$32.02	$29.40	$26.69	$24.85	$23.24	(a/e)
Tangible book value per share	$23.45	$21.29	$19.18	$17.18	$16.12	(b/e)

Financial Position
Securities Portfolio    The Company’s securities portfolio consists of trading securities, securities available for sale and securities which management intends to hold until maturity. Securities increased by $6.4 million, or 0.8%, at December 31, 2016 as compared to December 31, 2015. The small increase was attributable to periodic purchases throughout the year partially offset by paydowns. The ratio of securities to total assets as of December 31, 2016 was 11.0%, compared to 11.7% at December 31, 2015.
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

The following table sets forth the fair value of available for sale securities and the amortized cost of held to maturity securities along with the percentage distribution:
Table 1 — Securities Portfolio Composition

	December 31
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$24,244	6.7%	$30,215	8.2%	$41,486	11.9%
Agency mortgage-backed securities	175,384	48.2%	210,937	57.4%	217,678	62.5%
Agency collateralized mortgage obligations	99,868	27.5%	63,584	17.3%	63,035	18.1%
State, county and municipal securities	3,793	1.0%	4,659	1.3%	5,223	1.5%
Single issuer trust preferred securities issued by banks	2,311	0.6%	2,792	0.8%	2,909	0.8%
Pooled trust preferred securities issued by banks and insurers	1,584	0.4%	1,572	0.4%	6,321	1.8%
Small business administration pooled securities	37,189	10.2%	40,449	11.0%	—	—%
Equity securities	19,271	5.4%	13,041	3.6%	11,902	3.4%
Total fair value of securities available for sale	363,644	100.0%	367,249	100.0%	348,554	100.0%
Amortized Cost of Securities Held to Maturity
U.S. treasury securities	1,007	0.2%	1,009	0.2%	1,010	0.3%
Agency mortgage-backed securities	156,088	32.0%	167,134	35.0%	159,522	42.5%
Agency collateralized mortgage obligations	297,445	61.1%	267,348	56.0%	198,220	52.8%
State, county and municipal securities	—	—%	225	—%	424	0.1%
Single issuer trust preferred securities issued by banks	1,500	0.3%	1,500	0.3%	1,500	0.4%
Small business administration pooled securities	31,036	6.4%	35,291	7.4%	9,775	2.6%
Corporate debt securities	—	—%	5,000	1.1%	5,002	1.3%
Total amortized cost of securities held to maturity	487,076	100.0%	477,507	100.0%	375,453	100.0%
Total	$850,720		$844,756		$724,007
The Company’s available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as level 3 within the fair value hierarchy. As of December 31, 2016, 2015, and 2014, the Company had $1.6 million, $1.6 million, and $6.3 million, respectively, of securities categorized as level 3 within the fair value hierarchy.

The following tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2016. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields in the table below have been calculated based on the amortized cost of the security.
Table 2 — Securities Portfolio, Amounts Maturing

	Within One Year		One Year to Five Years		Five Years to Ten Years		Over Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$1,001	1.1%	$13,079	1.8%	$10,164	2.4%	$—	—	$24,244	2.0%
Agency mortgage-backed securities	—	—	14,710	3.1%	84,987	2.5%	75,687	3.2%	175,384	2.8%
Agency collateralized mortgage obligations	—	—	107	4.0%	—	—%	99,761	2.1%	99,868	2.1%
State, county and municipal securities	—	—	1,523	2.6%	2,270	2.9%	—	—%	3,793	2.8%
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	2,311	5.4%	2,311	5.4%
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,584	1.4%	1,584	1.4%
Small business administration pooled securities	—	—	—	—	—	—	37,189	2.6%	37,189	2.6%
Equity securities(1)	—	—	—	—	—	—	19,271	—	19,271	—
Total fair value of securities available for sale	1,001	1.1%	29,419	2.5%	97,421	2.5%	235,803	2.6%	363,644	2.5%
Amortized cost of securities held to maturity
U.S. Treasury securities	—	—	1,007	3.0%	—	—%	—	—	1,007	3.0%
Agency mortgage-backed securities	1	5.5%	15,000	2.6%	19,835	2.9%	121,252	2.7%	156,088	2.7%
Agency collateralized mortgage obligations	—	—	—	—	2,829	3.0%	294,616	2.2%	297,445	2.2%
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	1,500	8.3%	1,500	8.3%
Small business administration pooled securities	—	—	—	—	—	—	31,036	2.6%	31,036	2.6%
Total amortized cost of securities held to maturity	1	5.5%	16,007	2.6%	22,664	2.9%	448,404	2.4%	487,076	2.4%
Total	$1,002	1.1%	$45,426	2.5%	$120,085	2.6%	$684,207	2.5%	$850,720	2.5%
(1) Equity securities have no contractual maturity and typically do not pay contractual interest or dividend income, therefore they are reported above in the over ten year maturity column with no weighted average yield.
As of December 31, 2016, the weighted average life of the securities portfolio was 5.1 years and the modified duration was 4.6 years.

Residential Mortgage Loan Sales   The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During 2016 and 2015, the Company originated residential loans with the intention of selling them in the secondary market, and to a lesser extent, to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company has incurred minimal losses during the year ended December 31, 2016 related to repurchased loans. During 2015 the Company reached a settlement for loans that were sold to a third party in the amount of $300,000, of which the Company had previously established a reserve of $250,000 in the prior year.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:

Table 3 — Closed Residential Real Estate Loans

	Years Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Held in portfolio	$118,735	$72,274	$67,888
Sold or held for sale in the secondary market	304,402	240,943	147,648
Total closed loans	$423,137	$313,217	$215,536

The table below reflects additional information related to the loans which were sold during the periods indicated:

Table 4 — Residential Mortgage Loan Sales

	December 31
	2016	2015
	(Dollars in thousands)
Sold with servicing rights released	$304,339	$234,858
Sold with servicing rights retained	—	5,912
Total loans sold	$304,339	$240,770

Currently, the Bank sells the servicing of sold loans for a servicing release premium, simultaneous with the sale of the loan. In the past, the Bank may have opted to sell loans and retain the servicing. Upon sale with servicing rights retained, a mortgage servicing asset was established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors amounted to $311.3 million at December 31, 2016 and $372.4 million at December 31, 2015.

The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 5 — Mortgage Servicing Asset

	2016	2015
	(Dollars in thousands)
Beginning balance	$2,581	$2,912
Additions	—	161
Acquired portfolio	—	83
Amortization	(527)	(585)
Change in valuation allowance	(6)	10
Ending balance	$2,048	$2,581
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

Loan Portfolio    Management continues to focus on growth in the commercial and home equity lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The Company’s loan portfolio increased by $451.9 million during 2016 due partially to the acquired loan portfolio related to the NEB acquisition and continued modest growth in the commercial and home equity portfolios.

Excluding the effects of the NEB acquisition, organic growth in the commercial and industrial, commercial real estate, small business, and home equity portfolios was countered by declines in the commercial construction and residential real estate loan portfolios. The following table summarizes loan growth as of the dates indicated:
Table 6 - Components of Loan Growth/(Decline)

	December 31	December 31	NEB	Organic	Organic
	2016	2015	Acquisition	Growth/(Decline) $	Growth/(Decline) %
	(Dollars in thousands)
Commercial and industrial	$902,053	$843,276	$35,767	$23,010	2.7%
Commercial real estate	3,010,798	2,653,434	148,016	209,348	7.9%
Commercial construction	320,391	373,368	4,633	(57,610)	(15.4)%
Small business	122,726	96,246	53	26,427	27.5%
Residential real estate	644,426	638,606	30,670	(24,850)	(3.9)%
Home equity	988,147	927,803	6,439	53,905	5.8%
Other consumer	11,064	14,988	153	(4,077)	(27.2)%
Total loans	$5,999,605	$5,547,721	$225,731	$226,153	4.1%

The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated:

Table 7 — Loan Portfolio Composition

	December 31
	2016		2015		2014		2013		2012
	(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$902,053	15.0%	$843,276	15.2%	$860,839	17.3%	$784,202	16.6%	$687,511	15.2%
Commercial real estate	3,010,798	50.3%	2,653,434	47.8%	2,347,323	47.2%	2,249,260	47.7%	2,122,153	46.9%
Commercial construction	320,391	5.3%	373,368	6.7%	265,994	5.4%	223,859	4.7%	188,768	4.2%
Small business	122,726	2.0%	96,246	1.7%	85,247	1.7%	77,240	1.6%	78,594	1.7%
Residential real estate	644,426	10.7%	638,606	11.5%	530,259	10.7%	541,443	11.5%	612,881	13.6%
Home equity	988,147	16.5%	927,803	16.8%	863,863	17.4%	822,141	17.5%	802,149	17.8%
Other consumer	11,064	0.2%	14,988	0.3%	17,208	0.3%	20,162	0.4%	26,955	0.6%
Gross loans	5,999,605	100.0%	5,547,721	100.0%	4,970,733	100.0%	4,718,307	100.0%	4,519,011	100.0%
Allowance for loan losses	61,566		55,825		55,100		53,239		51,834
Net loans	$5,938,039		$5,491,896		$4,915,633		$4,665,068		$4,467,177

The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2016. Loans having no schedule of repayments or no stated maturity are reported as being due in greater than five years. The following table also sets forth the rate structure of loans scheduled to mature after one year:
Table 8 — Scheduled Contractual Loan Amortization

	December 31, 2016
	Commercial	Commercial Real Estate	Commercial Construction (1)	Small Business	Residential Real Estate	Home Equity	Consumer Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$185,662	$581,024	$94,512	$37,443	$28,729	$23,969	$8,157	$959,496
After one year through five years	416,076	1,418,409	126,000	46,859	94,700	99,879	2,401	2,204,324
Beyond five years	300,315	1,011,365	99,879	38,424	520,997	864,299	506	2,835,785
Total	$902,053	$3,010,798	$320,391	$122,726	$644,426	$988,147	$11,064	$5,999,605
Interest rate terms on amounts due after one year:
Fixed rate	$339,281	$794,979	$32,550	$54,902	$455,484	$329,049	$2,907	$2,009,152
Adjustable rate	$377,110	$1,634,795	$193,329	$30,381	$160,213	$635,129	$—	$3,030,957

(1)	Includes certain construction loans that will convert to commercial mortgages and will be reclassified to commercial real estate upon the completion of the construction phase.
As of December 31, 2016, $38.6 million of loans scheduled to mature within one year were nonperforming.
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
Nonperforming securities consisted of securities that are on nonaccrual status. The Company previously held five collateralized debt obligation securities (“CDOs”) comprised of pools of trust preferred securities issued by banks and insurance companies, which were deferring interest payments on certain tranches within the bonds’ structures including the tranches held by the Company. These nonaccrual securities were sold by the Company during 2015 for a net gain of $162,000.
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

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 9 — Nonperforming Assets

	December 31
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)
Commercial and industrial (2)	$37,455	$3,699	$2,822	$4,178	$2,666
Commercial real estate	6,266	8,160	7,590	11,834	6,574
Small business	302	239	246	633	570
Residential real estate	7,782	8,795	8,697	10,329	11,472
Home equity	5,553	6,742	8,038	7,068	7,311
Other consumer	47	55	—	92	121
Total	57,405	27,690	27,393	34,134	28,714
Loans past due 90 days or more but still accruing
Residential real estate (3)	—	—	106	462	—
Other consumer	2	—	13	63	52
Total	2	—	119	525	52
Total nonperforming loans	57,407	27,690	27,512	34,659	28,766
Nonaccrual securities (4)	—	—	3,639	1,541	1,511
Other assets in possession	—	—	—	167	176
Other real estate owned	4,173	2,159	7,743	7,466	11,974
Total nonperforming assets	$61,580	$29,849	$38,894	$43,833	$42,427
Nonperforming loans as a percent of gross loans	0.96%	0.50%	0.55%	0.73%	0.64%
Nonperforming assets as a percent of total assets	0.80%	0.41%	0.61%	0.72%	0.74%

(1)	Included in these amounts were TDRs on nonaccrual of $5.2 million at December 31, 2016, 2015, and 2014, $7.5 million at December 31, 2013, and $6.6 million at December 31, 2012.

(2)
Included in this amount at December 31, 2016 is $34.6 million of loans related to one large relationship that was placed on nonaccrual status in the fourth quarter of 2016 despite being contractually current.

(3)	Represents purchased credit impaired loans that are accruing interest due to expectations of future cash collections.

(4)
Amounts represent the fair value of nonaccrual securities. The Company had no nonaccrual securities in 2016 and 2015, five nonaccrual securities in 2014 and 2013, and six nonaccrual securities in 2012.

The following table summarizes the changes in nonperforming assets for the periods indicated:

Table 10 — Activity in Nonperforming Assets

	Years Ended December 31
	2016	2015
	(Dollars in thousands)
Nonperforming assets beginning balance	$29,849	$38,894
Acquired nonperforming loans	—	1,901
New to nonperforming	47,371	25,751
Loans charged-off	(3,472)	(4,919)
Loans paid-off	(9,632)	(14,951)
Loans restored to accrual status	(3,447)	(6,114)
Loans transferred to other real estate owned/other assets	(1,322)	(1,522)
Change to other real estate owned:
New to other real estate owned (1)	1,322	2,446
Acquired other real estate owned	2,100	—
Valuation write down	(206)	(1,254)
Sale of other real estate owned	(1,406)	(7,516)
Capital improvements to other real estate owned	203	959
Net change in nonaccrual securities	—	(3,639)
Other	220	(187)
Nonperforming assets ending balance	$61,580	$29,849

(1) For the year ended December 31, 2015 this amount is inclusive of a $612,000 payment to buy out the first position of a foreclosed loan and $312,000 of real estate recognized as a loan recovery.

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 11 — Troubled Debt Restructurings

	December 31
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Performing troubled debt restructurings	$27,093	$32,849	$38,382	$38,410	$46,764
Nonaccrual troubled debt restructurings	5,199	5,225	5,248	7,454	6,554
Total	$32,292	$38,074	$43,630	$45,864	$53,318
Performing troubled debt restructurings as a % of total loans	0.45%	0.59%	0.77%	0.81%	1.03%
Nonaccrual troubled debt restructurings as a % of total loans	0.09%	0.09%	0.11%	0.16%	0.15%
Total troubled debt restructurings as a % of total loans	0.54%	0.69%	0.88%	0.97%	1.18%

The following table summarizes changes in TDRs for the periods indicated:

Table 12 — Activity in Troubled Debt Restructurings

	December 31
	2016	2015
	(Dollars in thousands)
TDRs beginning balance	$38,074	$43,630
New to TDR status	4,282	6,031
Paydowns	(9,984)	(11,163)
Charge-offs	(80)	(424)
Loans removed from TDR status	—	—
TDRs ending balance	$32,292	$38,074

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 13 — Interest Income Recognized/Collected on Nonaccrual Loans and Troubled Debt Restructurings

	Years Ended December 31
	2016	2015	2014
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$1,131	$1,270	$1,580
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$1,872	$2,274	$2,419
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
Total impaired loans at December 31, 2016 and 2015 were $77.3 million and $51.4 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses and Credit Quality” within Notes to Consolidated Financial Statements included in Item 8 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At December 31, 2016, there were 54 relationships, with an aggregate balance of $87.8 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.

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
As of December 31, 2016, the allowance for loan losses totaled $61.6 million, or 1.03% of total loans, as compared to $56.4 million, or 1.01% of total loans, at December 31, 2015. The increase in the amount of the allowance as a percentage of loans is largely attributable to a specific loan loss reserve for one large commercial relationship which was placed on nonaccrual status in the fourth quarter of 2016.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:
Table 14 — Summary of Changes in the Allowance for Loan Losses

	December 31
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Average total loans	$5,670,427	$5,394,464	$4,871,197	$4,556,351	$4,022,349
Allowance for loan losses, beginning of year	$55,825	$55,100	$53,239	$51,834	$48,260
Charged-off loans:
Commercial and industrial	593	2,010	2,097	2,683	6,191
Commercial real estate	414	330	5,454	3,587	4,348
Commercial construction	—	—	—	308	—
Small business	228	267	605	773	616
Residential real estate	28	285	826	622	1,094
Home equity	602	710	750	1,370	3,178
Other consumer	1,607	1,316	1,215	1,175	1,165
Total charged-off loans	3,472	4,918	10,947	10,518	16,592
Recoveries on loans previously charged-off
Commercial and industrial	859	1,593	462	272	963
Commercial real estate	564	1,073	404	206	188
Commercial construction	—	—	—	100	—
Small business	195	264	275	279	134
Residential real estate	299	133	424	143	151
Home equity	141	356	249	135	93
Other consumer	1,080	724	591	588	581
Total recoveries	3,138	4,143	2,405	1,723	2,110
Net loans charged-off (recoveries)
Commercial and industrial	(266)	417	1,635	2,411	5,228
Commercial real estate	(150)	(743)	5,050	3,381	4,160
Commercial construction	—	—	—	208	—
Small business	33	3	330	494	482
Residential real estate	(271)	152	402	479	943
Home equity	461	354	501	1,235	3,085
Other consumer	527	592	624	587	584
Total net loans charged-off	334	775	8,542	8,795	14,482
Provision for loan losses	6,075	1,500	10,403	10,200	18,056
Total allowances for loan losses, end of year	$61,566	$55,825	$55,100	$53,239	$51,834
Net loans charged-off as a percent of average total loans	0.01%	0.01%	0.18%	0.19%	0.36%
Allowance for loan losses as a percent of total loans	1.03%	1.01%	1.11%	1.13%	1.15%
Allowance for loan losses as a percent of nonperforming loans	107.24%	201.61%	200.28%	153.61%	180.19%
Net loans charged-off as a percent of allowance for loan losses	0.54%	1.39%	15.50%	16.52%	27.94%
Recoveries as a percent of gross charge-offs	90.38%	84.24%	21.97%	16.38%	12.72%

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
The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 15 — Summary of Allocation of Allowance for Loan Losses

	December 31
	2016		2015		2014		2013		2012
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Allocated Allowance
Commercial and industrial	$16,921	15.0%	$13,802	15.2%	$15,573	17.3%	$15,622	16.6%	$13,461	15.2%
Commercial real estate	30,369	50.2%	27,327	47.8%	25,873	47.2%	24,541	47.7%	22,598	46.9%
Commercial construction	4,522	5.3%	5,366	6.7%	3,945	5.4%	3,371	4.7%	2,811	4.2%
Small business	1,502	2.1%	1,264	1.7%	1,171	1.7%	1,215	1.6%	1,524	1.7%
Residential real estate	2,621	10.7%	2,590	11.5%	2,834	10.7%	2,760	11.5%	2,930	13.6%
Home equity	5,238	16.5%	4,889	16.7%	4,956	17.4%	5,036	17.5%	7,703	17.8%
Other consumer	393	0.2%	587	0.4%	748	0.3%	694	0.4%	807	0.6%
Total	$61,566	100.0%	$55,825	100.0%	$55,100	100.0%	$53,239	100.0%	$51,834	100.0%
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

Federal Home Loan Bank Stock    The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston, of $11.5 million at December 31, 2016 and $14.4 million at December 31, 2015. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return. During 2016, the Bank acquired $2.3 million of additional FHLB stock in connection with the NEB acquisition, and was subject to both redemptions of stock from the FHLB, as well as additional required purchases.

Goodwill and Other Intangible Assets    Goodwill and Other Intangible Assets were $231.4 million and $212.9 million at December 31, 2016 and December 31, 2015, respectively. The increase is due to the NEB acquisition offset by amortization of definite-lived intangibles.
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
Cash Surrender Value of Life Insurance Policies    The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $144.5 million and $134.6 million at December 31, 2016 and December 31, 2015, respectively, reflective of additional policies acquired in the NEB acquisition. The Company recorded tax exempt income from the life insurance policies of $4.1 million, $3.7 million, and $3.1 million in 2016, 2015, and 2014, respectively. Also during 2014, the Company recognized tax-exempt gains on life insurance benefits in the amount of $1.9 million. There were no such gains in 2016 or 2015.
Deposits    As of December 31, 2016, total deposits were $6.4 billion, representing a $421.6 million, or 7.0%, increase from the prior year-end. The increase is due partially to the impact of the NEB acquisition combined with strong core deposit growth, partially offset by a decrease in time deposits. This continued focus on core deposit growth, which the Company defines as nontime and nonbrokered deposits, resulted in core deposits comprising 89.9% of total deposits at December 31, 2016, and an overall total cost of deposits of 0.18%.
Excluding the effects of the NEB acquisition, organic growth in demand deposits, savings and interest checking and money market deposits was countered by declines in the time certificates of deposits. The following table sets forth deposit growth during the year:
Table 16 - Components of Deposit Growth

	December 31 2016	December 31 2015	New England Bancorp Acquisition	Organic Growth/(Decline) $	Organic Growth/(Decline) %
	(Dollars in thousands)
Demand deposits	$2,057,086	$1,846,593	$32,889	$177,604	9.6%
Savings and interest checking	2,469,237	2,370,141	32,151	66,945	2.8%
Money market	1,236,778	1,089,139	41,449	106,190	9.7%
Time certificates of deposits	649,152	684,830	69,197	(104,875)	(15.3)%
Total	$6,412,253	$5,990,703	$175,686	$245,864	4.1%

The following table sets forth the maturities of the Bank’s time certificates of deposits in the amount of $100,000 or more as of December 31, 2016:
Table 17 — Maturities of Time Certificates of Deposits $100,000 and Over

	Balance	Percentage
	(Dollars in thousands)
1 to 3 months	$64,349	24.2%
4 to 6 months	53,399	20.1%
7 to 12 months	52,006	19.5%
Over 12 months	96,436	36.2%
Total	$266,190	100.0%

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

The following table sets forth the balance of the Bank’s brokered deposits as of the dates indicated:
Table 18 — Brokered Deposits

	December 31
	2016	2015
	(Dollars in thousands)
CDARS	$13,724	$34,871
Brokered certificates of deposit	—	10,416
Brokered money market	1,000	1,000
Total brokered deposits	$14,724	$46,287

Borrowings    The Company's borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.
During 2016 the Company assumed, at fair value, $51.5 million of FHLB borrowings as a result of the NEB acquisition. The company repaid $102.8 million in borrowings throughout the year, inclusive of the amount acquired from NEB. The paid off borrowings resulted in a loss on extinguishment of debt of $437,000.
During 2015 the Company assumed, at fair value, an additional $51.2 million of FHLB borrowings as part of the Peoples acquisition. In addition, during the first quarter of 2015, the Company redeemed $30.0 million of subordinated debt held at the Bank, as the debt had started to lose its qualification for Tier 2 capital based on its maturity date. The Company did not incur a prepayment penalty as part of the redemption. Also, during the third quarter of 2015, the Company's borrowings in wholesale repurchase agreements of $50.0 million matured and were repaid in full, which resulted in a loss on extinguishment of debt of $122,000.

The following table sets forth the balance of borrowings, net of applicable debt issuance costs, at the periods indicated:
Table 19 — Borrowings by Category

	December 31
	2016	2015	% Change
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$50,819	$102,080	(50.2)%
Customer repurchase agreements and other short-term borrowings	176,913	133,958	32.1%
Junior subordinated debentures	73,107	73,306	(0.3)%
Subordinated debentures	34,635	34,589	0.1%
Total	$335,474	$343,933	(2.5)%

See Note 8, "Borrowings" within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.
Capital Resources    The Federal Reserve Board (Federal Reserve), the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Effective January 1, 2015, risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Common Equity Tier 1 capital ratio of 4.5%, Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. In addition, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased-in, beginning at 0.625% on January 1, 2016 and ultimately increasing to 2.5% on January 1, 2019. At December 31, 2016, the Company and the Bank exceeded the minimum requirements for Common Equity Tier 1 capital, Tier 1 capital, total capital, and

Tier 1 leverage capital., inclusive of the required capital conservation buffer. See Note 19, “Regulatory Matters” within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding capital requirements.

Results of Operations

Table 20 — Summary of Results of Operations

	Years Ended December 31
	2016	2015
	(Dollars in thousands, except per share data)
Net income	$76,648	$64,960
Diluted earnings per share	$2.90	$2.50
Return on average assets	1.04%	0.93%
Return on average equity	9.43%	8.79%
Stockholders' equity as % of assets	11.22%	10.70%
Net interest margin	3.40%	3.42%

Net Interest Income    The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax-equivalent basis, net interest income was $229.4 million in 2016, a 6.0% increase from 2015 net interest income of $216.4 million, driven by the overall increase in interest earning assets.
The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for 2016, 2015, and 2014. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Table 21 — Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31
	2016			2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$228,861	$1,190	0.52%	$138,694	$349	0.25%	$111,764	$279	0.25%
Securities
Securities - trading	701	—	—%	389	—	—%	—	—	—%
Securities - taxable investments	826,131	20,851	2.52%	787,781	20,120	2.55%	713,969	18,610	2.61%
Securities - nontaxable investments (1)	4,486	180	4.01%	5,101	195	3.82%	5,944	233	3.92%
Total securities	831,318	21,031	2.53%	793,271	20,315	2.56%	719,913	18,843	2.62%
Loans held for sale	9,213	235	2.55%	9,244	225	2.43%	11,125	405	3.64%
Loans(2)
Commercial and industrial	848,434	33,206	3.91%	858,043	33,569	3.91%	837,618	32,442	3.87%
Commercial real estate (1)	2,748,337	111,977	4.07%	2,590,482	106,801	4.12%	2,306,901	97,971	4.25%
Commercial construction	365,590	15,094	4.13%	304,545	12,838	4.22%	249,389	10,682	4.28%
Small business	108,619	5,875	5.41%	90,081	4,900	5.44%	79,736	4,431	5.56%
Total commercial	4,070,980	166,152	4.08%	3,843,151	158,108	4.11%	3,473,644	145,526	4.19%
Residential real estate	633,313	25,487	4.02%	641,218	25,603	3.99%	538,171	21,462	3.99%
Home equity	952,736	32,889	3.45%	892,920	30,777	3.45%	841,710	29,568	3.51%
Total consumer real estate	1,586,049	58,376	3.68%	1,534,138	56,380	3.68%	1,379,881	51,030	3.70%
Other consumer	13,398	1,185	8.84%	17,175	1,664	9.69%	17,672	1,732	9.80%

Total loans	5,670,427	225,713	3.98%	5,394,464	216,152	4.01%	4,871,197	198,288	4.07%
Total Interest-Earning Assets	6,739,819	248,169	3.68%	6,335,673	237,041	3.74%	5,713,999	217,815	3.81%
Cash and Due from Banks	91,107			110,202			113,394
Federal Home Loan Bank Stock	12,831			31,080			36,467
Other Assets	544,917			512,908			422,247
Total Assets	$7,388,674			$6,989,863			$6,286,107

Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,399,147	$3,173	0.13%	$2,242,245	$3,556	0.16%	$2,087,973	$3,573	0.17%
Money market	1,178,262	2,996	0.25%	1,102,892	2,878	0.26%	972,664	2,487	0.26%
Time certificates of deposits	649,678	4,971	0.77%	708,094	5,142	0.73%	698,070	4,979	0.71%
Total interest bearing deposits	4,227,087	11,140	0.26%	4,053,231	11,576	0.29%	3,758,707	11,039	0.29%
Borrowings
Federal Home Loan Bank borrowings	61,398	1,653	2.69%	106,686	2,208	2.07%	100,631	2,784	2.77%
Customer repurchase agreements and other short-term borrowings	149,042	208	0.14%	138,363	210	0.15%	144,358	200	0.14%
Wholesale repurchase agreements	—	—	—%	32,192	746	2.32%	50,000	1,158	2.32%
Junior subordinated debentures	73,207	4,083	5.58%	73,407	4,026	5.48%	73,607	4,008	5.45%
Subordinated debt	34,612	1,709	4.94%	38,692	1,851	4.78%	34,154	1,228	3.60%
Total borrowings	318,259	7,653	2.40%	389,340	9,041	2.32%	402,750	9,378	2.33%
Total interest-bearing liabilities	4,545,346	18,793	0.41%	4,442,571	20,617	0.46%	4,161,457	20,417	0.49%
Demand deposits	1,924,173			1,704,253			1,422,510
Other liabilities	106,766			103,839			82,310
Total liabilities	6,576,285			6,250,663			5,666,277
Stockholders’ equity	812,389			739,200			619,830
Total liabilities and stockholders’ equity	$7,388,674			$6,989,863			$6,286,107
Net interest income(1)		$229,376			$216,424			$197,398
Interest rate spread(3)			3.27%			3.28%			3.32%
Net interest margin(4)			3.40%			3.42%			3.45%
Supplemental Information
Total deposits, including demand deposits	$6,151,260	$11,140		$5,757,484	$11,576		$5,181,217	$11,039
Cost of total deposits			0.18%			0.20%			0.21%
Total funding liabilities, including demand deposits	$6,469,519	$18,793		$6,146,824	$20,617		$5,583,967	$20,417
Cost of total funding liabilities			0.29%			0.34%			0.37%

(1)
The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1.5 million for both 2016 and 2015, and $1.4 million in 2014. The FTE adjustment relates to nontaxable investment securities with average balances of $4.5 million, $5.1 million, and $5.9 million, in 2016, 2015, and 2014, respectively, and nontaxable industrial development bonds with average balances of $69.9 million, $67.7 million, and $51.3 million in 2016, 2015, and 2014, respectively.

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
Table 22 — Volume Rate Analysis

	Years Ended December 31
	2016 Compared To 2015			2015 Compared To 2014			2014 Compared to 2013
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest-earning deposits, federal funds sold and short term investments	$614	$227	$841	$3	$67	$70	$1	$78	$79
Securities
Taxable securities	(248)	979	731	(414)	1,924	1,510	(459)	3,932	3,473
Nontaxable securities(1)	9	(24)	(15)	(5)	(33)	(38)	(110)	255	145
Total securities			716			1,472			3,618
Loans held for sale	11	(1)	10	(112)	(68)	(180)	94	(463)	(369)
Loans
Commercial and industrial	13	(376)	(363)	336	791	1,127	(799)	4,000	3,201
Commercial real estate	(1,332)	6,508	5,176	(3,213)	12,043	8,830	(4,446)	6,252	1,806
Commercial construction	(317)	2,573	2,256	(206)	2,362	2,156	353	1,263	1,616
Small business	(33)	1,008	975	(106)	575	469	(10)	169	159
Total commercial			8,044			12,582			6,782
Residential real estate	200	(316)	(116)	32	4,109	4,141	145	138	283
Home equity	50	2,062	2,112	(590)	1,799	1,209	(617)	1,473	856
Total consumer real estate			1,996			5,350			1,139
Total other consumer	(113)	(366)	(479)	(19)	(49)	(68)	126	(441)	(315)
Loans(1)(2)			9,561			17,864			7,606
Total			$11,128			$19,226			$10,934
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(632)	$249	$(383)	$(281)	$264	$(17)	$(166)	$632	$466
Money market	(79)	197	118	58	333	391	(1)	217	216
Time certificates of deposits	253	(424)	(171)	92	71	163	(75)	(192)	(267)
Total interest-bearing deposits			(436)			537			415
Borrowings
Federal Home Loan Bank borrowings	382	(937)	(555)	(744)	168	(576)	551	(3,213)	(2,662)
Customer repurchase agreements and other short-term borrowings	(18)	16	(2)	18	(8)	10	(65)	(11)	(76)
Wholesale repurchase agreements	—	(746)	(746)	—	(412)	(412)	—	—	—
Junior subordinated debentures	68	(11)	57	30	(12)	18	(29)	(12)	(41)
Subordinated debt	53	(195)	(142)	451	172	623	(811)	256	(555)
Total borrowings			(1,388)			(337)			(3,334)
Total			$(1,824)			$200			$(2,919)
Change in net interest income			$12,952			$19,026			$13,853

(1)	The table above reflects income determined on a fully tax equivalent basis. See footnote (1) to Table 21 above for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans, however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
The increase in net interest income is driven primarily by loan growth exceeding the impact of a continued decreasing interest rate environment.

Provision For Loan Losses    The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses totaled $6.1 million in 2016, compared with $1.5 million in 2015. The increase in provision was primarily due to a specific reserve for one large commercial relationship which was placed on nonaccrual status in the fourth quarter of 2016. The Company’s allowance for loan losses, as a percentage of total loans, was 1.03% at December 31, 2016, as compared to 1.01% at December 31, 2015. Net charge-offs for the year ended December 31, 2016 totaled $334,000, a decrease of $441,000 from the prior year.
General economic conditions within the region continued to show moderate improvement during 2016, as measured by employment levels, economic activity, and other regional economic indicators. Job growth has been steady and unemployment levels have decreased. Lower energy costs related to oil and gasoline prices have benefited consumers and businesses in the region, although energy prices have rebounded moderately through year-end 2016. Area residential real estate prices and sales volume both are up year-over-year. Commercial real estate market conditions have held steady with most markets within the region experiencing stable to rising values and, generally, positive trends in rents and occupancy rates. However, commercial real estate valuations may have reached peak levels given market fundamentals. Investors and business leaders are growing more cautious about the economy and the uncertainty of a new administration. Leading economic indicators suggest low to moderate growth will continue in the near term, but could slow as global economic conditions and geopolitical forces could weigh on the economic outlook for the region, as parts of the region’s economy are susceptible to these factors.

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

Noninterest Income    The following table sets forth information regarding noninterest income for the periods shown:
Table 23 — Noninterest Income

	Years Ended December 31
			Change
	2016	2015	Amount	%
	(Dollars in thousands)
Deposit account fees	$18,085	$18,078	$7	—%
Interchange and ATM fees	16,210	14,728	1,482	10.1%
Investment management	21,809	20,735	1,074	5.2%
Mortgage banking income	6,607	5,163	1,444	28.0%
Increase in cash surrender value of life insurance policies	4,089	3,692	397	10.8%
Gain on sale of fixed income securities	—	798	(798)	(100.0)%
Gain on sale of equity securities	6	20	(14)	(70.0)%
Loan level derivative income	6,155	3,830	2,325	60.7%
Other noninterest income	9,467	8,844	623	7.0%
Total	$82,428	$75,888	$6,540	8.6%
The primary reasons for significant variances in the noninterest income category shown in the preceding table are noted below:
Interchange and ATM fees increased $1.5 million, or 10.1%, as a result the continued successful growth of core checking accounts, and to a lesser degree by the NEB acquisition which closed in November 2016.
Investment management revenue increased by $1.1 million, or 5.2%, due primarily to a 9.29% increase in assets under administration, which grew from $2.7 billion at December 31, 2015 to $2.9 billion at December 31, 2016.
Mortgage banking income increased $1.4 million, or 28.0%, due to increased volumes of loan closings in 2016.
Increases in the cash surrender value of life insurance policies rose in 2016 as the related insurance policy's values continued to increase.

Gain on the sale of fixed income securities during 2015 reflected the sales of mortgage backed securities and certain pooled trust preferred securities. There were no such gains during 2016.
Loan level derivative income increased due to increased customer demand during the year.
Other noninterest income increased during the year, mainly due to increases in 1031 exchange income, merchant processing income, foreign currency exchange fees, asset based lending fee income, and wire transfer fees. These increases were partially offset by decreased dividend income from the Company's investment in Federal Home Loan Bank stock.

Noninterest Expense    The following table sets forth information regarding noninterest expense for the periods shown:
Table 24 — Noninterest Expense

	Years Ended December 31
			Change
	2016	2015	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$108,636	$105,068	$3,568	3.4%
Occupancy and equipment	22,867	23,020	(153)	(0.7)%
Data processing and facilities management	4,975	4,631	344	7.4%
FDIC assessment	3,380	3,979	(599)	-15.1%
Advertising	5,202	4,645	557	12.0%
Consulting	3,486	3,680	(194)	(5.3)%
Loss on extinguishment of debt	437	122	315	258.2%
Loss on sale of fixed income securities	—	1,124	(1,124)	-100.0%
Loss on sale of equity securities	32	99	(67)	-67.7%
Merger & acquisitions	5,455	10,501	(5,046)	-48.1%
Other noninterest expense	37,652	40,269	(2,617)	(6.5)%
Total	$192,122	$197,138	$(5,016)	(2.5)%
The primary reasons for significant variances in the noninterest expense category shown in the preceding tables are noted below:
The increase in salaries and employee benefits reflects overall increases in the employee base during 2016 (including the NEB acquisition) along with increases in expenses associated with retirement benefits and medical insurance, partially offset by an increase in deferred loan origination costs.
Data processing and facilities management increased during 2016 due to increased transactional volume and continued investments in technology.
FDIC assessment decreased by $599,000 during 2016 due to a decrease in the Company's assessment rate. In June 2016, the Deposit Insurance Fund reserve ratio reached a level that triggered changes to the assessment rate, effective July 1, 2016, which drove the decrease.
Advertising expenses increased during 2016 due to increased television advertising.
Consulting expense decreased during 2016 due to the timing of various initiatives.
Loss on the sale of fixed income securities during 2015 reflected the sales of mortgage backed securities and certain pooled trust preferred securities. There were no such losses during 2016.
The majority of the merger and acquisition expenses in 2016 related to compensation and severance agreements, as well as legal and consulting fees associated with the fourth quarter 2016 closing of the NEB acquisition. Also included in 2016 were expenses incurred relating to the pending acquisition of Island Bancorp, which is expected to close in the second quarter of 2017. Merger and acquisition expenses in 2015 were due to the closing of the Peoples acquisition in February of 2015.

Other noninterest expenses decreased in 2016 compared to 2015 due primarily to decreases in loan workout costs, the provision for unfunded commitments and other losses and charge-offs, offset by increases in mortgage operations and software maintenance.

Income Taxes    The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 25 — Tax Provision and Applicable Tax Rates

	December 31
	2016	2015	2014
	(Dollars in thousands)
Combined federal and state income tax provisions	$35,427	$27,218	$23,899
Effective income tax rates	31.61%	29.53%	28.54%
Blended Statutory tax rate	40.90%	40.83%	40.85%
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

The Company's subsidiaries have received several awards of tax credit allocation authority under the federal New Markets Tax Credit Program which enable the Company to recognize federal tax credits over a seven year period totaling 39.0% of the total award. The Company recognizes federal tax credits as capital investments are made into its subsidiaries to fund below market interest rate loans to qualifying businesses in low income communities. The following table details the credits recognized in 2016 and remaining tax credit recognition by year associated with this program:
Table 26 — New Markets Tax Credit Recognition Schedule

	Investment	2016	2017	2018	2019	Total Remaining Credits
	(Dollars in thousands)
2010	40,000	2,400	—	—	—	2,400
2012	21,400	1,285	1,285	1,285	—	3,855
2013	44,600	2,675	2,675	2,675	2,675	10,700
Total	$106,000	$6,360	$3,960	$3,960	$2,675	$16,955

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2032, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $47.4 million, of which $35.2 million has been funded. The Company recognized a net tax benefit of approximately $1.6 million for the 2016 calendar year, and anticipates additional net tax benefits of $14.0 million over the remaining life of the investments from the combination of tax credits and operating losses.
For additional information related to the Company's income taxes see Note 13, "Income Taxes" and Note 14, "Low Income Housing Project Investments" within Notes to the Consolidated Financial Statements included in Item 8 hereof.
Dividends    The Company declared cash dividends of $1.16 per common share in 2016 and $1.04 in 2015. The 2016 and 2015 ratio of dividends paid to earnings was 38.76% and 40.29%, respectively.
Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends of the Company will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deem appropriate.

Comparison of 2015 vs. 2014    In February of 2015, the Company completed the Peoples acquisition, acquiring loans of $463.9 million and deposits of $432.3 million, at fair value. As of December 31, 2015, the Company’s total assets were $7.2 billion, which represented an increase of $845.2 million, or 13.3%, as compared to December 31, 2014. Total average assets were $7.0 billion and $6.3 billion in 2015 and 2014, respectively. Total securities of $845.1 million, at December 31, 2015, increased $121.1 million compared to the $724.0 million reported on December 31, 2014. Total loans of $5.5 billion, at December 31, 2015, increased $577.0 million compared to the prior year end. Total deposits of $6.0 billion at December 31, 2015 reflected an increase of $780.2 million, or 15.0%, compared to December 31, 2014. Borrowings decreased by $62.1 million, or 15.3%, during the year ended December 31, 2015. Stockholders’ equity increased by $130.9 million in 2015.
Net income for 2015 was $65.0 million, or $2.50 per diluted share, compared to $59.8 million, or $2.49 per diluted share, in 2014. Return on average assets and return on average common equity were 0.93% and 8.79%, respectively, for 2015 and 0.95% and 9.66%, respectively, for 2014.
On a fully tax-equivalent basis, net interest income was $216.4 million in 2015, a 9.6% increase from 2014 net interest income of $197.4 million. The increase in net interest income was driven by the overall increase in interest earning assets, inclusive of the Peoples acquisition.
Interest expense for the year ended December 31, 2015 remained relatively consistent at $20.6 million compared to $20.4 million recorded in 2014. The total cost of funds decreased three basis points to 0.34% for 2015 as compared to 0.37% for 2014. Average interest-bearing deposits increased $294.5 million, or 7.8%, over the prior year while the cost of these deposits remained consistent at 0.20% and 0.21% in 2015 and 2014, respectively.
The provision for loan losses totaled $1.5 million in 2015, compared with $10.4 million in 2014, a decrease of $8.9 million, reflecting the Company's low level of net charge-offs for the year. Net charge-offs for the year ended December 31, 2015 totaled $775,000, a decrease of $7.8 million from the prior year. The Company’s allowance for loan losses, as a percentage of total loans, was 1.01% at year end 2015, as compared to 1.11% at December 31, 2014.
The primary reasons for significant variances in the noninterest income category between 2015 and 2014 are noted below:
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
There was a gain on the sale of fixed income securities during 2015 due to the sales of mortgage backed securities and certain pooled trust preferred securities. There were minimal gains in the prior year.
Loan level derivative income increased due to increased customer demand during the year.
Other noninterest income increased during 2015, mainly due to increases in dividend income from the Company's investment in Federal Home Loan Bank stock, along with increases in asset based lending fee income, merchant processing income and commercial loan late charge fees. These increases were somewhat offset by decreased income on Community Reinvestment Act investments.
The primary reasons for significant variances in the noninterest expense category between 2015 and 2014 are noted below:
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
There was a loss on the sale of fixed income securities during 2015 due to the sales of mortgage backed securities and certain pooled trust preferred securities. Such losses recognized in the prior year were minimal.
Merger and acquisition expenses increased in 2015 due to the closing of the Peoples acquisition in February of 2015.
Other noninterest expenses increased in 2015 compared to 2014 due primarily to increases in the provision for unfunded commitments, amortization of intangibles, software maintenance, legal fees, subscriptions, other losses and charge-offs and mortgage- related expenses, partially offset by a decrease in loan workout costs and director fees.

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
Operations Risk    Operations risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, disasters and security risks. The potential for operational risk exposure exists throughout the organization. Integral to the Company's performance is the continued efficiency of the Company's technical systems, operational infrastructure, relationships with third parties and the associates and key executives in day-to-day and ongoing operations. Failure by any or all of these resources subjects the Company to risks that may vary in size, scale and scope. This includes but is not limited to operational or technical failures, unlawful tampering with technical systems, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of the key individuals to perform properly. The Bank has an Operations Risk Management Committee that meets monthly and reports to the Board quarterly or more frequently if warranted.  The Committee is chaired by the Director of Risk Management and members of the Committee include representatives from Audit, Finance, Technology, Operations, Information Security, Compliance and periodic attendance from business units throughout the organization.  An operations risk management dashboard is updated quarterly and reviewed with the Board.
Compliance Risk    Compliance risk represents the risk of regulatory sanctions or financial loss resulting from the Company’s failure to comply with rules and regulations issued by the various banking agencies, the U.S. Securities and Exchange Commission, the NASDAQ Stock Market, and standards of good banking practice. Activities which may expose the Company to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, adherence to all applicable laws and regulations, community reinvestment initiatives and employment and tax matters. Compliance risk is mitigated through the use of written policies and procedures, training of staff, and monitoring of activities for adherence to those procedures. The Bank has a Compliance Committee that meets quarterly and updates the Board and Management quarterly or more frequently if warranted.  The Committee is chaired by the Director of Compliance, and members of the Committee include representatives from each of the principal business lines as well as Enterprise Risk Management, Audit, Finance, Technology and Information Security.
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
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for December 31, 2016 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual (12 to 24 months) shifts in interest. Additionally, the Company analyzed a separate alternative scenario, labeled "Flat Up 200". In this scenario the short term end of the yield curve increases 200 bps over the first 12 months of the simulation, while the long term end of the curve remains relatively flat.

The results of all scenarios are outlined in the table below:
Table 27 — Interest Rate Sensitivity

	Years Ended December 31
	2016		2015
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(5.7)%	(8.0)%	(2.8)%	(5.7)%
+100	6.0%	10.0%	5.9%	9.4%
+200	11.7%	18.4%	11.6%	17.6%
+300	17.3%	26.8%	17.2%	25.7%
+400	22.9%	35.1%	22.7%	33.6%

Gradual rate shifts (basis points)
-100 over 12 months	(3.1)%	(7.0)%	(1.2)%	(4.2)%
+200 over 12 months	5.5%	16.3%	5.5%	15.7%
+400 over 24 months	5.6%	21.8%	5.5%	21.1%
Flat +500 over 12 months	6.9%	26.0%	7.0%	25.3%

Alternative scenarios
Flat up 200 basis points scenario	5.4%	14.4%	5.6%	14.1%

The Company's policy on interest rate risk simulation also specifies that estimated net interest income for the second year of all “core scenarios” should not decline by more than 15.0%. The Company was within policy limits at December 31, 2016 and 2015. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
The most significant factors affecting market risk exposure of the Company’s net interest income during the year ended December 31, 2016 were the shape of the U.S. Government securities and interest rate swap yield curve, the level of U.S. prime interest rate and LIBOR rates, and the level of interest rates being offered on long-term fixed rate loans.
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

The Company actively manages its liquidity position under the direction of the Asset-Liability Committee of the Bank ("ALCO"). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB less short-term liabilities relative to total assets, was within policy limits at December 31, 2016. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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
The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 28 — Sources of Liquidity

	December 31
	2016			2015
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank borrowings (1)	$50,819	$793,118		$102,080	$777,452
Federal Reserve Bank of Boston	—	696,085	(3)	—	715,732	(3)
Unpledged securities	—	368,585		—	399,960
Wholesale repurchase agreements	—	—	(4)	—	—	(4)
Customer repurchase agreements	176,913	—	(4)	133,958	—	(4)
Junior subordinated debentures (1)	73,107	—	(4)	73,306	—	(4)
Subordinated debt	34,635	—	(4)	34,589	—	(4)
Brokered deposits (2)	14,724	—	(4)	46,287	—	(4)
	$350,198	$1,857,788		$390,220	$1,893,144

(1)	Amounts shown are inclusive of fair value marks associated with previous acquisitions and net of issuance costs.

(2)	Inclusive of $13.7 million and $34.9 million of brokered deposits acquired through participation in the CDARS program as of December 31, 2016 and 2015, respectively.

(3)
Loans with a carrying value of $1.4 billion and $1.3 billion at December 31, 2016 and 2015, respectively, have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

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

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments
The Company has entered into contractual obligations, commitments, and off-balance sheet financial instruments. The amounts below assume the contractual obligations and commitments will run through the end of the applicable term and, as such, do not include early termination fees or penalties where applicable. The following tables summarize the Company’s contractual obligations, other commitments, contingencies, and off-balance sheet financial instruments at December 31, 2016:
Table 29 — Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet
Financial Instruments by Maturity

	Payments Due — By Period
Contractual Obligations, Commitments and Contingencies	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
FHLB advances (1)	$50,819	$50,000	$—	$819	$—
Customer repurchase agreements	176,913	176,913	—	—	—
Junior subordinated debentures (1)	73,198	—	—	—	73,198
Subordinated debt (1)	35,000	—	—	—	35,000
Time certificates of deposits	649,152	430,834	126,817	91,501	—
All other deposits with no maturity (2)	5,763,101	—	—	—	5,763,101
Lease obligations	44,047	9,287	15,251	11,296	8,213
Vendor contracts	43,611	14,359	20,226	9,026	—
Retirement benefit obligations (3)	50,196	948	1,972	2,027	45,249
Total Contractual Obligations	$6,886,037	$682,341	$164,266	$114,669	$5,924,761

	Amount of Commitment Expiring — By Period
Off-Balance Sheet Financial Instruments	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
Commitments to extend credit (2)	$2,227,955	$371,750	$127,223	$52,394	$1,676,588
Standby letters of credit (2)	18,190	15,232	2,958	—	—
Mortgage derivatives - notional value	32,596	32,596	—	—	—
Interest rate swaps - notional value (4)	75,000	—	25,000	50,000	—
Customer-related positions
Foreign exchange contracts - notional value (5)	45,711	45,711	—	—	—
Loan level interest rate swaps - notional value (6)	849,404	30,245	85,479	289,923	443,757
Total Commitments	$3,248,856	$495,534	$240,660	$392,317	$2,120,345

(1)
The Company has hedged certain short-term borrowings and variable rate junior subordinated debentures, effectively converting the borrowings to a fixed rate. Amounts maturing represent contractual amounts due, inclusive of fair value marks associated with acquired borrowings and does not include any issuance costs, which may be presented on a net basis in the financial statements.

(2)	Items with no maturity are presented in the table in the after five year's category.

(3)
Retirement benefit obligations include expected contributions to the Company’s frozen pension plan, post retirement plans, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2016 - June 30, 2017 and reflect only the expected minimum required contribution. Contributions beyond this plan year cannot be quantified as they will be determined based upon the return on the investments in the plan and the discount rate used to quantify the liability. Expected contributions for the post retirement plans and supplemental executive retirement plans include obligations that are payable over the life of the participants.

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
Valuation of Goodwill/Intangible Assets and Analysis for Impairment    The Company has increased its market share through the acquisition of entire financial institutions accounted for under the acquisition method of accounting, as well as from the acquisition of branches (not the entire institution) and other nonbanking entities. For all acquisitions, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value the two step quantitative impairment test is performed. Step one of the quantitative impairment testing compares book value to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. Step one of the impairment testing was passed for all reporting units during 2016. The remainder of the Company’s goodwill relates to acquisitions that are fully integrated into the retail banking operations, which management does not consider to be at risk of failing step one in the near future. The Company’s intangible assets are subject to amortization and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be receivable. If applicable, the Company tests each of the intangibles by comparing the carrying value of the intangible to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.
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
We have audited the accompanying consolidated balance sheets of Independent Bank Corp. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independent Bank Corp. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2017 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 28, 2017

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2016	2015
Assets
Cash and due from banks	$97,196	$84,813
Interest-earning deposits with banks	191,899	190,952
Securities
Securities - trading	804	356
Securities - available for sale	363,644	367,249
Securities - held to maturity (fair value $485,650 and $478,749)	487,076	477,507
Total securities	851,524	845,112
Loans held for sale (at fair value)	6,139	5,990
Loans
Commercial and industrial	902,053	843,276
Commercial real estate	3,010,798	2,653,434
Commercial construction	320,391	373,368
Small business	122,726	96,246
Residential real estate	644,426	638,606
Home equity - first position	577,006	543,092
Home equity - subordinate positions	411,141	384,711
Other consumer	11,064	14,988
Total loans	5,999,605	5,547,721
Less: allowance for loan losses	(61,566)	(55,825)
Net loans	5,938,039	5,491,896
Federal Home Loan Bank stock	11,497	14,431
Bank premises and equipment, net	78,480	75,663
Goodwill	221,526	201,083
Other intangible assets	9,848	11,826
Cash surrender value of life insurance policies	144,503	134,627
Other real estate owned and other foreclosed assets	4,173	2,159
Other assets	154,551	150,917
Total assets	$7,709,375	$7,209,469
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$2,057,086	$1,846,593
Savings and interest checking accounts	2,469,237	2,370,141
Money market	1,236,778	1,089,139
Time certificates of deposit of $100,000 and over	266,190	274,701
Other time certificates of deposits	382,962	410,129
Total deposits	6,412,253	5,990,703
Borrowings
Federal Home Loan Bank borrowings	50,819	102,080
Customer repurchase agreements and other short-term borrowings	176,913	133,958
Junior subordinated debentures	73,107	73,306
Subordinated debentures (less unamortized debt issuance costs of $365 and $376)	34,635	34,589
Total borrowings	335,474	343,933
Other liabilities	96,958	103,370
Total liabilities	6,844,685	6,438,006
Commitments and contingencies
Stockholders' Equity
Preferred stock, $.01 par value. authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value. authorized: 75,000,000 shares, issued and outstanding: 27,005,813 shares at December 31, 2016 and 26,236,352 shares at December 31, 2015 (includes 212,698 and 230,900 shares of unvested participating restricted stock awards, respectively)	268	260
Value of shares held in rabbi trust at cost: 170,036 shares at December 31, 2016 and 173,378 shares at December 31, 2015	(4,277)	(3,958)
Deferred compensation obligation	4,277	3,958
Additional paid in capital	451,664	405,486
Retained earnings	414,095	368,169
Accumulated other comprehensive loss, net of tax	(1,337)	(2,452)
Total stockholders' equity	864,690	771,463
Total liabilities and stockholders' equity	$7,709,375	$7,209,469
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2016	2015	2014
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans	$224,244	$214,724	$197,021
Taxable interest and dividends on securities	20,851	20,120	18,610
Nontaxable interest and dividends on securities	117	127	144
Interest on loans held for sale	235	225	405
Interest on federal funds sold and short-term investments	1,190	349	279
Total interest and dividend income	246,637	235,545	216,459
Interest expense
Interest on deposits	11,140	11,576	11,039
Interest on borrowings	7,653	9,041	9,378
Total interest expense	18,793	20,617	20,417
Net interest income	227,844	214,928	196,042
Provision for loan losses	6,075	1,500	10,403
Net interest income after provision for loan losses	221,769	213,428	185,639
Noninterest income
Deposit account fees	18,085	18,078	18,065
Interchange and ATM fees	16,210	14,728	12,975
Investment management	21,809	20,735	19,642
Mortgage banking income	6,607	5,163	3,384
Increase in cash surrender value of life insurance policies	4,089	3,692	3,128
Gain on life insurance benefits	—	—	1,964
Gain on sale of equity securities	6	20	91
Gain on sale of fixed income securities	—	798	121
Loan level derivative income	6,155	3,830	2,477
Other noninterest income	9,467	8,844	8,096
Total noninterest income	82,428	75,888	69,943
Noninterest expenses
Salaries and employee benefits	108,636	105,068	94,044
Occupancy and equipment expenses	22,867	23,020	21,820
Data processing & facilities management	4,975	4,631	4,765
FDIC assessment	3,380	3,979	3,770
Advertising expense	5,202	4,645	3,859
Consulting expense	3,486	3,680	2,923
Loss on extinguishment of debt	437	122	—
Loss on sale of fixed income securities	—	1,124	21
Loss on sale of equity securities	32	99	—
Merger and acquisition expense	5,455	10,501	1,339
Other noninterest expenses	37,652	40,269	39,297
Total noninterest expenses	192,122	197,138	171,838
Income before income taxes	112,075	92,178	83,744
Provision for income taxes	35,427	27,218	23,899
Net Income	$76,648	$64,960	$59,845
Basic earnings per share	$2.90	$2.51	$2.50
Diluted earnings per share	$2.90	$2.50	$2.49
Weighted average common shares (basic)	26,404,071	25,891,382	23,899,562
Common share equivalents	51,847	68,566	93,815
Weighted average common shares (diluted)	26,455,918	25,959,948	23,993,377
Cash dividends declared per common share	$1.16	$1.04	$0.96
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Net income	$76,648	$64,960	$59,845
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	(1,133)	(2,083)	5,412
Net change in fair value of cash flow hedges	2,170	1,199	2,256
Net change in other comprehensive income for defined benefit postretirement plans	78	564	(2,366)
Total other comprehensive income (loss)	1,115	(320)	5,302
Total comprehensive income	$77,763	$64,640	$65,147

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(Dollars in thousands, except per share data)
Balance December 31, 2013	23,805,984	$235	$(3,404)	$3,404	$305,179	$293,560	$(7,434)	$591,540
Net income	—	—	—	—	—	59,845	—	59,845
Other comprehensive income	—	—	—	—	—	—	5,302	5,302
Common dividend declared ($0.96 per share)	—	—	—	—	—	(22,961)	—	(22,961)
Proceeds from exercise of stock options, net of cash paid	91,171	1	—	—	2,332	—	—	2,333
Tax benefit related to equity award activity	—	—	—	—	704	—	—	704
Stock based compensation	—	—	—	—	2,712	—	—	2,712
Restricted stock awards issued, net of awards surrendered	59,675	1	—	—	(642)	—	—	(641)
Shares issued under direct stock purchase plan	41,908	—	—	—	1,555	—	—	1,555
Deferred compensation and other retirement benefit obligations	—	—	(262)	262	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	138	—	—	138
Balance December 31, 2014	23,998,738	$237	$(3,666)	$3,666	$311,978	$330,444	$(2,132)	$640,527
Net income	—	—	—	—	—	64,960	—	64,960
Other comprehensive loss	—	—	—	—	—	—	(320)	(320)
Common dividend declared ($1.04 per share)	—	—	—	—	—	(27,235)	—	(27,235)
Common stock issued for acquisition	2,052,137	21	—	—	86,394	—	—	86,415
Proceeds from exercise of stock options	100,794	1	—	—	1,366	—	—	1,367
Tax benefit related to equity award activity	—	—	—	—	1,042	—	—	1,042
Stock based compensation	—	—	—	—	2,490	—	—	2,490
Restricted stock awards issued, net of awards surrendered	23,851	1	—	—	(658)	—	—	(657)
Shares issued under direct stock purchase plan	60,832	—	—	—	2,695	—	—	2,695
Deferred compensation and other retirement benefit obligations	—	—	(292)	292		—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	179	—	—	179
Balance December 31, 2015	26,236,352	$260	$(3,958)	$3,958	$405,486	$368,169	$(2,452)	$771,463
Net income	—	—	—	—	—	76,648	—	76,648
Other comprehensive income	—	—	—	—	—	—	1,115	1,115
Common dividend declared ($1.16 per share)	—	—	—	—	—	(30,722)	—	(30,722)
Common stock issued for acquisition	672,665	7	—	—	40,723	—	—	40,730
Proceeds from exercise of stock options, net of cash paid	13,449	—	—	—	201	—	—	201
Tax benefit related to equity award activity	—	—	—	—	476	—	—	476
Stock based compensation	—	—	—	—	2,965	—	—	2,965
Restricted stock awards issued, net of awards surrendered	33,432	1	—	—	(697)	—	—	(696)
Shares issued under direct stock purchase plan	49,915	—	—	—	2,323	—	—	2,323
Deferred compensation and other retirement benefit obligations	—	—	(319)	319	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	187	—	—	187
Balance December 31, 2016	27,005,813	$268	$(4,277)	$4,277	$451,664	$414,095	$(1,337)	$864,690
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Cash flow from operating activities
Net income	$76,648	$64,960	$59,845
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,354	12,307	12,108
Provision for loan losses	6,075	1,500	10,403
Deferred income tax expense (benefit)	(5)	10,220	2,840
Net (gain) loss on sale of securities	26	405	(191)
Net loss on bank premises and equipment	114	221	469
Loss on extinguishment of debt	437	122	—
Loss on termination of derivatives	—	—	1,122
Net loss on other real estate owned and foreclosed assets	29	1,152	723
Realized gain on sale leaseback transaction	(1,034)	(1,034)	(1,034)
Stock based compensation	2,965	2,490	2,712
Excess tax benefit related to equity award activity	(476)	(1,042)	(704)
Increase in cash surrender value of life insurance policies	(4,089)	(3,692)	(3,128)
Gain on life insurance benefits	—	—	(1,964)
Change in fair value on loans held for sale	(87)	22	(18)
Net change in:
Trading assets	(448)	(356)	—
Loans held for sale	(62)	876	2,012
Other assets	7,627	3,842	(1,907)
Other liabilities	(8,738)	(2,450)	7,017
Total adjustments	16,688	24,583	30,460
Net cash provided by operating activities	93,336	89,543	90,305
Cash flows used in investing activities
Proceeds from sales of securities available for sale	618	14,199	5,438
Proceeds from maturities and principal repayments of securities available for sale	69,775	78,497	47,720
Purchases of securities available for sale	(69,671)	(73,064)	(37,047)
Proceeds from maturities and principal repayments of securities held to maturity	90,991	60,168	44,710
Purchases of securities held to maturity	(100,198)	(162,021)	(69,544)
Redemption of Federal Home Loan Bank stock	5,229	23,054	6,693
Investments in low income housing projects	(7,626)	(15,055)	(16,452)
Purchases of life insurance policies	(163)	(162)	(10,161)
Proceeds from life insurance policies	—	—	6,310
Net increase in loans	(227,838)	(114,550)	(266,961)
Cash provided by (used in) business combinations	8,668	(13,448)	—
Purchases of bank premises and equipment	(10,395)	(10,488)	(7,678)
Proceeds from the sale of bank premises and equipment	345	1,233	1,219
Payments on early termination of hedging relationship	—	—	(1,122)
Proceeds from the sale of other real estate owned and foreclosed assets	1,583	7,667	7,458
Net payments relating to other real estate owned and foreclosed assets	(204)	(1,571)	(3,255)
Net cash used in investing activities	(238,886)	(205,541)	(292,672)
Cash flows provided by financing activities
Net decrease in time deposits	(104,803)	(80,726)	(94,008)
Net increase in other deposits	350,739	428,713	318,056
Net repayments of short-term Federal Home Loan Bank borrowings	(37,000)	(10,000)	(65,000)
Repayments of long-term Federal Home Loan Bank borrowings	(65,791)	(9,000)	(5,000)
Net increase (decrease) in customer repurchase agreements	42,955	(13,932)	(1,398)
Repayments of wholesale repurchase agreements	—	(50,000)	—
Net decrease in other short term borrowings	—	—	(5,000)
Proceeds from issuance of (repayments of) subordinated debentures	—	(30,000)	35,000
Net proceeds from exercise of stock options	201	1,367	2,333

Restricted stock awards issued, net of awards surrendered	(696)	(657)	(641)
Excess tax benefit from stock based compensation	476	1,042	704
Tax benefit from deferred compensation distribution	187	179	138
Proceeds from shares issued under direct stock purchase plan	2,323	2,695	1,555
Common dividends paid	(29,711)	(26,172)	(22,443)
Net cash provided by financing activities	158,880	213,509	164,296
Net increase (decrease) in cash and cash equivalents	13,330	97,511	(38,071)
Cash and cash equivalents at beginning of year	275,765	178,254	216,325
Cash and cash equivalents at end of period	$289,095	$275,765	$178,254
Cash paid during the year for
Interest on deposits and borrowings	$18,963	$20,773	$20,257
Income taxes	$33,473	$11,841	$14,547
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned and foreclosed assets	$1,322	$1,522	$5,248
Other net transfers to other real estate owned	$—	$142	$—
Net increase in capital commitments relating to low income housing project investments	$5,180	$1,658	$38,839
In conjunction with the Company's acquisitions, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$40,730	$86,415	$—
Fair value of assets acquired, net of cash acquired	$266,242	$598,376	$—
Fair value of liabilities assumed	$234,180	$498,513	$—
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Independent Bank Corp. (the “Company”) is a bank holding company whose principal subsidiary is Rockland Trust Company (“Rockland Trust” or the “Bank”). Rockland Trust is a state-chartered commercial bank, which operates eighty full service and three limited service retail branches, eleven commercial banking centers, five investment management offices and one mortgage lending center, all of which are located in Eastern Massachusetts, including Cape Cod, with the exception of an investment management group/commercial lending office located in Providence, Rhode Island. Rockland Trust deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area. Rockland Trust is a community-oriented commercial bank, and the community banking business is the Company's only reportable operating segment.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, income taxes, valuation and potential impairment of investment securities, other-than-temporary impairment (“OTTI”) of certain investment securities, as well as valuation of goodwill and other intangibles and their respective analyses of impairment.

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
Loans originated by the Bank to lessors of nonresidential buildings represented 15.4% and 15.0% of the total loan portfolio as of December 31, 2016 and 2015, respectively. Within this concentration category the Company believes it is well diversified among collateral property types and tenant industries.
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
The Company has elected the fair value option to account for originated closed loans intended for sale. Accordingly, changes in fair value relating to loans intended for sale are recorded in earnings and are offset by changes in fair value relating to interest rate lock commitments and forward sales commitments. Gains and losses on residential loan sales (sales proceeds minus carrying amount) are recorded in mortgage banking income. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.

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
The formula-based approach evaluates groups of loans with common characteristics, which consist of similar loan types with similar terms and conditions, to determine the appropriate allocation within each portfolio section. This approach incorporates qualitative adjustments based upon management’s assessment of various market and portfolio specific risk factors

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into its formula-based estimate. Due to the imprecise nature of the loan loss estimation process and ever changing conditions, the qualitative risk attributes may not adequately capture amounts of incurred loss in the formula-based loan loss components used to determine the Bank’s analysis of the appropriateness of the allowance for loan losses.
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
In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2016 and 2015, the reserve for unfunded loan commitments was $954,000 and $1.4 million, respectively.
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

Core deposit intangibles	10 years
Noncompete agreements	1-3 years
Customer lists	10 years
Leases	7.5-29 years
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
Cash Surrender Value of Life Insurance Policies
Increases in the cash surrender value (“CSV”) of life insurance policies, as well as benefits received net of any CSV, are recorded in other noninterest income, and are not subject to income taxes. The CSV of the policies is recorded as an asset of the Bank, with liabilities recognized for any split dollar arrangements associated with the policies. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. Regulatory requirements limit the total amount of CSV to be held with any individual carrier to 15% of Tier 1 capital (as defined for regulatory purposes) and the total CSV of all life insurance policies is limited to 25% of Tier 1 capital.

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
Customer Repurchase Agreements
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
Derivatives
Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. At the inception of a hedge, the Company documents certain items, including but not limited to the following: the relationship between hedging instruments and hedged items, the Company's risk management objectives, hedging strategies, and the evaluation of hedge transaction effectiveness. Documentation includes linking all derivatives designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The multiemployer pension plans' assets are determined based on fair value, generally representing observable market prices. The actuarial cost method used to compute the pension liabilities and related expense is the unit credit method. The pension expense is equal to the plan contribution requirement of the Company for the plan year.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Low Income Housing Tax Credits

The Company accounts for its investments in qualified affordable housing projects using the proportional amortization method. Under the proportional amortization method the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment benefit as a component of income tax expense (benefit).
Assets Under Administration
Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheet, as such assets are not assets of the Company. Revenue from administrative and management activities associated with these assets is recorded on an accrual basis.
Extinguishment of Debt
Upon extinguishment of an outstanding debt, the Company records the difference between the exit price and the net carrying amount of the debt as a gain or loss on the extinguishment. The gain or loss is recorded as a component of other noninterest income or other noninterest expense, respectively.
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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, unrealized losses related to factors other than credit on debt securities, if applicable, unrealized gains and losses on cash flow hedges, deferred gains on hedge accounting transactions, and changes in the funded status of the Company’s postretirement and supplemental retirement plans.
Fair Value Measurements
In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Standards
Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Financial Account Standards Board Topic 805 "Business Combinations" Updated No. 2017-01. Update No. 2017-01 was issued in January of 2017 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Earlier adoption is permitted, including interim reporting periods within that reporting period. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.
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
FASB ASC Topic 606 "Revenue from Contracts with Customers" Update No. 2016-20
FASB ASC Topic 606 "Revenue from Contracts with Customers" Update No. 2016-12
FASB ASC Topic 606 "Revenue from Contracts with Customers" Update No. 2016-10
FASB ASC Topic 606 "Revenue from Contracts with Customers" Update No. 2016-08.
FASB ASC Topic 606 "Revenue from Contracts with Customers" Update No. 2015-14.

The amendments in Update 2016-20 make minor corrections or minor improvements to the codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.

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
Following the issuance of Update 2015-14, Update 2014-09, as amended, is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. A full or modified retrospective transition method is required. The Company's revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The Company plans to adopt the revenue recognition guidance in the first quarter of 2018 and is currently evaluating the potential impact on noninterest income on the Company's consolidated financial position, other presentation and disclosure issues. Additionally, the Company anticipates using the modified retrospective transition method upon adoption.
FASB ASC Topic 740 "Income Taxes" Update No. 2016-16. Update No. 2016-16 was issued in October 2016 and the amendments in this update require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments is this update do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 31, 2017. Earlier adoption is permitted, including interim reporting periods within that reporting period. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

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

FASB ASC Topic 718 "Compensation - Stock Compensation" Update No. 2016-09. Update No. 2016-09 was issued in March 2016 and affects all entities that issue share-based awards to their employees. This update was issued as part of the FASB’s simplification initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has adopted the standard effective January 1, 2017, which will require a cumulative effect adjustment to retained earnings, the impact of which did not have a material affect on the Company's consolidated financial position.

FASB ASC Topic 323 "Investments -Equity Method and Joint Ventures" Update No. 2016-07. Update No. 2016-07 was issued in March 2016 and eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investees to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the adoption of the equity method. Early adoption is permitted. Upon adoption of this standard on January 1, 2017, there was no material impact on the Company's consolidated financial position.

FASB ASC Topic 815 "Derivative and Hedging - Contingent Put and Call Options in Debt Instruments" Update No. 2016-06. Update No. 2016-06 was issued in March 2016 to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. An entity has an option to apply the amendments in this update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. Upon adoption of this standard on January 1, 2017, there was no material impact on the Company's consolidated financial position.
FASB ASC Topic 815 "Derivative and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships" Update No. 2016-05. Update No. 2016-05 was issued in March 2016 and applies to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. An entity has an option to apply the amendments in this update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. Upon adoption of this standard on January 1, 2017, there was no material impact on the Company's consolidated financial position.
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
FASB ASC Subtopic 835-30 "Interest - Imputation of Interest" Update No. 2015-03. Update No. 2015-03 was issued in April 2015 to simplify presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuances costs are not affected by the amendments in this update. The amendments in this update were adopted by the Company effective January 1, 2016, with applicable prior period presentation updated for the reclassification of $501,000 and $568,000 of debt issuance costs from other assets to borrowings at December 31, 2016 and 2015, respectively. The adoption of this standard did not have a material impact on the Company's consolidated financial position.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 ACQUISITIONS

New England Bancorp, Inc.

On November 10, 2016, the Company completed its acquisition of New England Bancorp, Inc. ("NEB"), the parent of Bank of Cape Cod. The transaction qualified as a tax-free reorganization for federal income tax purposes and NEB shareholders received, for each share of NEB common stock, the right to receive 0.25 shares of the Company's stock (valued at $15.14 per share, based upon the highest trading value of the Company's stock on November 10, 2016 of $60.55). The deal consideration was $41.7 million in the aggregate, inclusive of cash paid in lieu of fractional shares and resulted in an increase to the Company's outstanding shares of 672,665 shares.

The Company accounted for the NEB acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded merger and acquisition expenses of $5.0 million, during the year ended December 31, 2016, related to the NEB transaction. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Net Assets Acquired at Fair Value
(Dollars in thousands)
Assets
Cash	$9,679
Loans	225,731
Premises and equipment	201
Goodwill	20,443
Core deposit and other intangibles	670
Other assets	19,197
Total assets acquired	275,921
Liabilities
Deposits	175,686
Borrowings	51,150
Other liabilities	7,344
Total liabilities assumed	234,180
Purchase price	$41,741

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

Loans

The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. The overall discount on the loans acquired in this transaction was due to estimated credit risk, as well as considerations for liquidity and market interest rates. In addition, the acquired loans were reviewed to determine if the the loan had evidence of deterioration of credit quality at the purchase date and also reviewed to determine if it was probable that all contractually required payments will not be collected. Based on the review of the loan

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portfolio at the time of the acquisition it was deemed that there was no evidence to show that any of the acquired loans were purchased credit impaired.

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
Borrowings
The fair values of Federal Home Loan Bank ("FHLB") advances were derived based upon the present value of the principal and interest payments using a current market discount rate. Subsequent to the acquisition, the Company paid off all acquired borrowings at their recognized fair value amounts, resulting in no gain or loss on extinguishment.
Selected Pro Forma Results
The following summarizes the unaudited pro forma results of operations as if the Company acquired NEB on January 1, 2016 (2015 amounts represent combined results for the Company and NEB). The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

	Years Ended December 31
	2016	2015
	(Dollars in thousands)
Net interest income after provision for loan losses	$228,927	$221,252
Net income	$80,411	$65,623
Excluded from the pro forma results of operations for the year ended December 31, 2016 are merger-related costs of $6.3 million recognized by both the Company and NEB in the aggregate and the corresponding tax benefit. These costs were primarily made up of contract terminations arising due to the change in control, the acceleration of certain compensation and benefit costs, and other merger expenses.

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

The Company accounted for the Peoples acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded merger and acquisition expenses of $10.5 million during the year ended December 31, 2015. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the Peoples acquisition:

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans

The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. The overall discount on the loans acquired in this transaction was due to estimated credit loss, as well as considerations for liquidity and market interest rates.

A portion of the loans acquired showed evidence of deterioration of credit quality at the purchase date and it was deemed unlikely that the Company would be able to collect all contractually required payments. As such, these loans were deemed to be purchased credit impaired ("PCI") and the carrying value and prospective income recognition are predicated upon future cash flows expected to be collected. The following is a summary of these PCI loans associated with the acquisition as of the date acquired:

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 SECURITIES
Trading Securities
As of December 31, 2016 and December 31, 2015 the Company had trading securities of $804,000 and $356,000, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company's non-qualified 401(k) Restoration Plan and non-qualified deferred compensation plan.
Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized holding gains and losses and fair value of securities available for sale and securities held to maturity for the periods indicated:

	December 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$24,006	$238	$—	$24,244	$29,958	$261	$(4)	$30,215
Agency mortgage-backed securities	173,268	2,852	(736)	175,384	207,693	4,227	(983)	210,937
Agency collateralized mortgage obligations	101,094	106	(1,332)	99,868	64,157	179	(752)	63,584
State, county, and municipal securities	3,743	50	—	3,793	4,543	116	—	4,659
Single issuer trust preferred securities issued by banks	2,311	3	(3)	2,311	2,865	8	(81)	2,792
Pooled trust preferred securities issued by banks and insurers	2,200	—	(616)	1,584	2,217	—	(645)	1,572
Small business administration pooled securities	37,561	—	(372)	37,189	40,472	87	(110)	40,449
Equity securities	19,183	641	(553)	19,271	13,235	374	(568)	13,041
Total available for sale securities	363,366	3,890	(3,612)	363,644	365,140	5,252	(3,143)	367,249
Held to maturity securities
U.S. treasury securities	1,007	47	—	1,054	1,009	55	—	1,064
Agency mortgage-backed securities	156,088	2,274	(858)	157,504	167,134	3,460	(219)	170,375
Agency collateralized mortgage obligations	297,445	1,002	(3,797)	294,650	267,348	1,195	(3,652)	264,891
State, county, and municipal securities	—	—	—	—	225	2	—	227
Single issuer trust preferred securities issued by banks	1,500	44	—	1,544	1,500	22	—	1,522
Small business administration pooled securities	31,036	189	(327)	30,898	35,291	437	(64)	35,664
Corporate debt securities	—	—	—	—	5,000	6	—	5,006
Total held to maturity securities	487,076	3,556	(4,982)	485,650	477,507	5,177	(3,935)	478,749
Total	$850,442	$7,446	$(8,594)	$849,294	$842,647	$10,429	$(7,078)	$845,998

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of December 31, 2016 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$999	$1,001	$1	$1
Due after one year to five years	29,144	29,419	16,007	16,228
Due after five to ten years	97,144	97,421	22,664	23,309
Due after ten years	216,896	216,532	448,404	446,112
Total debt securities	344,183	344,373	487,076	485,650
Equity securities	19,183	19,271	—	—
Total	$363,366	$363,644	$487,076	$485,650
Inclusive in the table above is $10.9 million of callable securities at December 31, 2016.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $482.1 million and $444.8 million at December 31, 2016 and 2015, respectively.
At December 31, 2016 and 2015, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of stockholders’ equity.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

		December 31, 2016
		Less than 12 months		12 months or longer		Total
Description of securities	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
Agency mortgage-backed securities	57	$137,949	$(1,594)	$—	$—	$137,949	$(1,594)
Agency collateralized mortgage obligations	32	243,051	(3,140)	47,403	(1,989)	290,454	(5,129)
Single issuer trust preferred securities issued by banks and insurers	1	—	—	1,036	(3)	1,036	(3)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,583	(616)	1,583	(616)
Small business administration pooled securities	5	59,846	(699)	—	—	59,846	(699)
Equity securities	25	3,625	(77)	6,334	(476)	9,959	(553)
Total temporarily impaired securities	121	$444,471	$(5,510)	$56,356	$(3,084)	$500,827	$(8,594)

		December 31, 2015
		Less than 12 months		12 months or longer		Total
Description of securities	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
U.S.government agency securities	3	$1,990	$(4)	$—	$—	$1,990	$(4)
Agency mortgage-backed securities	57	112,648	(1,062)	4,297	(140)	116,945	(1,202)
Agency collateralized mortgage obligations	23	147,707	(1,420)	80,927	(2,984)	228,634	(4,404)
Single issuer trust preferred securities issued by banks and insurers	2	1,018	(33)	1,018	(48)	2,036	(81)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,572	(645)	1,572	(645)
Small business administration pooled securities	3	37,986	(174)	—	—	37,986	(174)
Equity securities	34	3,481	(189)	4,971	(379)	8,452	(568)
Total temporarily impaired securities	123	$304,830	$(2,882)	$92,785	$(4,196)	$397,615	$(7,078)
The Company does not intend to sell these investments and has determined based upon available evidence that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost basis. As a result, the Company does not consider these unrealized losses to be OTTI. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at December 31, 2016:

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

•
Single Issuer Trust Preferred Securities: This portfolio consists of one security, which is investment grade. The unrealized loss on this security is attributable to the illiquid nature of the trust preferred market in the current economic environment. Management evaluates various financial metrics for the issuers, including regulatory capital ratios of the issuers.

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

•
Equity Securities: This portfolio consists of mutual funds and other equity investments. During some periods, the mutual funds in the Company’s investment portfolio may have unrealized losses resulting from market fluctuations as well as the risk premium associated with that particular asset class. For example, emerging market equities tend to trade at a higher risk premium than U.S. government bonds and thus, will fluctuate to a greater degree on both the upside and the downside. In the context of a well-diversified portfolio, however, the correlation amongst the various asset classes represented by the funds serves to minimize downside risk. The Company evaluates each mutual fund in the portfolio regularly and measures performance on both an absolute and relative basis. A reasonable recovery period for positions with an unrealized loss is based on management’s assessment of general economic data, trends within a particular asset class, valuations, earnings forecasts and bond durations. The Company does not intend to sell these equity securities and has determined based on available evidence that it will not be required to sell the equity securities prior to the recovery of fair value.

The following table shows the total OTTI that the Company recorded for the periods indicated:

	Years Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Gross change in OTTI recorded on certain investments	$—	$—	$2,098
Portion of OTTI recognized in OCI	—	—	(2,098)
Total credit related OTTI recognized in earnings	$—	$—	$—
The following table shows the cumulative credit related component of OTTI for the periods indicated:

	Years Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$—	$(9,997)	$(9,997)
Add
Incurred on securities not previously impaired	—	—	—
Incurred on securities previously impaired	—	—	—
Less
Securities sold during the period	—	9,997	—
Reclassification due to changes in Company’s intent	—	—	—
Increases in cash flow expected to be collected	—	—	—
Balance at end of period	$—	$—	$(9,997)

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses by loan category and bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis and loans evaluated individually for impairment:

	December 31, 2016
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$13,802	$27,327	$5,366	$1,264	$2,590	$4,889	$587	$55,825
Charge-offs	(593)	(414)	—	(228)	(28)	(602)	(1,607)	(3,472)
Recoveries	859	564	—	195	299	141	1,080	3,138
Provision (benefit)	2,853	2,892	(844)	271	(240)	810	333	6,075
Ending balance	$16,921	$30,369	$4,522	$1,502	$2,621	$5,238	$393	$61,566
Ending balance: collectively evaluated for impairment	$13,260	$30,173	$4,522	$1,494	$1,535	$4,996	$372	$56,352
Ending balance: individually evaluated for impairment	$3,661	$196	$—	$8	$1,086	$242	$21	$5,214
Financing receivables ending balance:
Collectively evaluated for impairment	$862,875	$2,983,642	$320,391	$121,855	$622,392	$982,095	$10,666	$5,903,916
Individually evaluated for impairment	39,178	16,813	—	871	14,175	5,863	397	77,297
Purchased credit impaired loans	—	10,343	—	—	7,859	189	1	18,392
Total loans by group	$902,053	$3,010,798	$320,391	$122,726	$644,426	$988,147	$11,064	$5,999,605	(1)

	December 31, 2015
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$15,573	$25,873	$3,945	$1,171	$2,834	$4,956	$748	$55,100
Charge-offs	(2,010)	(330)	—	(267)	(285)	(710)	(1,316)	(4,918)
Recoveries	1,593	1,073	—	264	133	356	724	4,143
Provision (benefit)	$(1,354)	$711	$1,421	$96	$(92)	$287	$431	$1,500
Ending balance	$13,802	$27,327	$5,366	$1,264	$2,590	$4,889	$587	$55,825
Ending balance: collectively evaluated for impairment	$13,619	$27,123	$5,366	$1,260	$1,312	$4,651	$564	$53,895
Ending balance: individually evaluated for impairment	$183	$204	$—	$4	$1,278	$238	$23	$1,930
Financing receivables ending balance:
Collectively evaluated for impairment	$838,129	$2,619,294	$373,064	$95,225	$614,014	$921,563	$14,427	$5,475,716
Individually evaluated for impairment	5,147	22,986	304	1,021	15,405	5,989	558	51,410
Purchased credit impaired loans	—	11,154	—	—	9,187	251	3	20,595
Total loans by group	$843,276	$2,653,434	$373,368	$96,246	$638,606	$927,803	$14,988	$5,547,721	(1)

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2014
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$15,622	$24,541	$3,371	$1,215	$2,760	$5,036	$694	$53,239
Charge-offs	(2,097)	(5,454)	—	(605)	(826)	(750)	(1,215)	(10,947)
Recoveries	462	404	—	275	424	249	591	2,405
Provision	1,586	6,382	574	286	476	421	678	10,403
Ending balance	$15,573	$25,873	$3,945	$1,171	$2,834	$4,956	$748	$55,100
Ending balance: individually evaluated for impairment	$412	$197	$—	$7	$1,500	$262	$38	$2,416
Ending balance: collectively evaluated for impairment	$15,161	$25,676	$3,945	$1,164	$1,334	$4,694	$710	$52,684
Financing receivables ending balance:
Collectively evaluated for impairment	$856,185	$2,304,099	$265,501	$84,159	$505,799	$858,305	$16,335	$4,890,383
Individually evaluated for impairment	4,654	30,729	311	1,088	15,055	5,330	868	58,035
Purchase credit impaired loans	—	12,495	182	—	9,405	228	5	22,315
Total loans by group	$860,839	$2,347,323	$265,994	$85,247	$530,259	$863,863	$17,208	$4,970,733	(1)

(1)
The amount of net deferred costs on originated loans included in the ending balance was $5.1 million, $4.3 million, and $2.8 million at December 31, 2016, 2015, and 2014, respectively. Net unamortized discounts on acquired loans not deemed to be PCI included in the ending balance was $8.6 million, $6.6 million, and $1.9 million at December 31, 2016, 2015, and 2014, respectively.

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•
Other Consumer: Other consumer loan products include personal lines of credit and amortizing loans made to qualified individuals for various purposes such as debt consolidation, personal expenses or overdraft protection.  Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines.  These loans may be secured or unsecured.

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
The following table details the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		December 31, 2016
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$783,825	$2,876,570	$317,099	$120,304	$4,097,798
Potential weakness	7	46,176	84,641	1,363	1,859	134,039
Definite weakness - loss unlikely	8	71,991	47,164	1,929	556	121,640
Partial loss probable	9	61	2,423	—	7	2,491
Definite loss	10	—	—	—	—	—
Total		$902,053	$3,010,798	$320,391	$122,726	$4,355,968
		December 31, 2015
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$765,753	$2,484,025	$363,781	$93,008	$3,706,567
Potential weakness	7	54,375	112,022	7,678	2,444	176,519
Definite weakness - loss unlikely	8	23,073	56,276	1,909	732	81,990
Partial loss probable	9	75	1,111	—	62	1,248
Definite loss	10	—	—	—	—	—
Total		$843,276	$2,653,434	$373,368	$96,246	$3,966,324

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. However, the Company does supplement performance data with current Fair Isaac Corporation (“FICO”) scores and Loan to Value (“LTV”) estimates for the residential and home equity portfolios. Current FICO data is purchased and appended to substantially all consumer loans on a quarterly basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios, periodically. The following table shows the weighted average FICO scores and the weighted average combined LTV ratios as of the periods indicated below:

	December 31
	2016	2015
Residential portfolio
FICO score (re-scored)(1)	743	742
LTV (re-valued)(2)	63.2%	61.4%
Home equity portfolio
FICO score (re-scored)(1)	767	765
LTV (re-valued)(2)	55.9%	55.8%

(1)	The average FICO scores above are based upon rescores available from November and origination score data for loans booked between December 1 and December 31, for the years indicated.

(2)
The combined LTV ratios for December 31, 2016 and 2015 are based upon updated automated valuations as of March 31, 2015 and original valuation data for loans booked from April 1, 2015 through the dates indicated. For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

Asset Quality
The Bank’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. Delinquent loans are managed by a team of seasoned collection specialists and the Bank seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.  As a general rule, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans. The Company also may use discretion regarding the accrual status of other loans over 90 days delinquent if the loan is well secured and/or in process of collection.
The following table shows nonaccrual loans at the dates indicated:

	December 31
	2016	2015
	(Dollars in thousands)
Commercial and industrial (1)	$37,455	$3,699
Commercial real estate	6,266	7,856
Commercial construction	—	304
Small business	302	239
Residential real estate	7,782	8,795
Home equity	5,553	6,742
Other consumer	47	55
Total nonaccrual loans (2)	$57,405	$27,690

(1)	$34.6 million of this balance relates to one large relationship that was contractually current but instead placed on discretionary nonaccrual as of December 31, 2016.

(2)	Included in these amounts were $5.2 million of nonaccruing TDRs at both December 31, 2016 and 2015, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows information regarding foreclosed residential real estate property at the date indicated:

	December 31, 2016		December 31, 2015
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$3,775	(1)	$1,430
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,715		$1,059
(1) Inclusive of acquired other real estate owned of $2.1 million relating to the NEB acquisition.

The following table shows the age analysis of past due financing receivables as of the dates indicated:

	December 31, 2016
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Commercial and industrial	8	$100	32	$253	6	$2,480	46	$2,833	$899,220	$902,053	$—
Commercial real estate	5	1,518	8	1,957	8	3,105	21	6,580	3,004,218	3,010,798	—
Commercial construction	—	—	—	—	—	—	—	—	320,391	320,391	—
Small business	9	323	—	—	19	140	28	463	122,263	122,726	—
Residential real estate	11	1,277	9	1,950	27	3,507	47	6,734	637,692	644,426	—
Home equity	19	1,117	11	767	16	1,209	46	3,093	985,054	988,147	—
Other consumer (1)	249	184	12	17	15	7	276	208	10,856	11,064	2
Total	301	$4,519	72	$4,944	91	$10,448	464	$19,911	$5,979,694	$5,999,605	$2

	December 31, 2015
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Commercial and industrial	9	$399	4	$1,021	8	$3,039	21	$4,459	$838,817	$843,276	$—
Commercial real estate	19	7,349	6	1,627	13	4,458	38	13,434	2,640,000	2,653,434	—
Commercial construction	—	—	—	—	1	304	1	304	373,064	373,368	—
Small business	11	93	4	9	13	69	28	171	96,075	96,246	—
Residential real estate	20	3,119	11	2,049	19	3,433	50	8,601	630,005	638,606	—
Home equity	21	1,526	11	903	20	1,338	52	3,767	924,036	927,803	—
Other consumer (1)	297	231	12	65	13	25	322	321	14,667	14,988	—
Total	377	$12,717	48	$5,674	87	$12,666	512	$31,057	$5,516,664	$5,547,721	$—

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	December 31
	2016	2015
	(Dollars in thousands)
TDRs on accrual status	$27,093	$32,849
TDRs on nonaccrual status	5,199	5,225
Total TDRs	$32,292	$38,074
Amount of specific reserves included in the allowance for loan loss associated with TDRs:	$1,417	$1,628
Additional commitments to lend to a borrower who has been a party to a TDR:	$1,378	$972
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Years Ended December 31
	2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	10	$1,623	$1,623
Commercial real estate	10	2,959	2,959
Small business	3	188	188
Residential real estate	8	1,808	1,850
Home equity	13	932	932
Other consumer	6	153	153
Total	50	$7,663	$7,705

	2015
Troubled debt restructurings
Commercial and industrial	13	$1,314	$1,314
Commercial real estate	6	2,941	2,941
Small business	9	293	293
Residential real estate	8	843	870
Home equity	8	694	694
Total	44	$6,085	$6,112

	2014
Troubled debt restructurings
Commercial and industrial	12	$681	$681
Commercial real estate	13	4,329	4,329
Small business	5	133	133
Residential real estate	9	1,535	1,568
Home equity	11	923	926
Other consumer	1	8	8
Total	51	$7,609	$7,645

(1)
The post-modification balances represent the legal principal balance of the loan on the date of modification. These amounts may show an increase when modifications include a capitalization of interest.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Extended maturity	$5,044	$2,936	$3,441
Adjusted interest rate	92	—	727
Combination rate and maturity	1,035	2,199	2,640
Court ordered concession	1,534	977	837
Total	$7,705	$6,112	$7,645
The Company considers a loan to have defaulted when it reaches 90 days past due. The following table shows loans that were modified during the prior twelve months and subsequently defaulted during the periods indicated:

	Years Ended December 31
	2016		2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial & industrial	—	$—	3	$339	2	$196
Commercial real estate	1	249	1	502	—	—
Residential real estate	—	—	2	326	3	214
Home equity	—	—	1	100	—	—
Total	1	$249	7	$1,267	5	$410
All TDR loans are considered impaired and therefore are subject to a specific review for credit losses. The impairment analysis appropriately discounts the present value of the anticipated cash flows by the loan’s contractual rate of interest in effect prior to the loan’s modification. The amount of impairment, if any, is recorded as a specific loss allocation to each individual loan in the allowance for loan losses. Commercial loans (commercial and industrial, commercial construction, commercial real estate and small business loans), residential loans, and home equity loans that have been classified as TDRs and which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In such an instance, any shortfall between the value of the collateral and the carrying value of the loan is determined by measuring the recorded investment in the loan against the fair value of the collateral less costs to sell. The Company charges off the amount of any confirmed loan loss in the period when the loans, or portion of loans, are deemed uncollectible. Smaller balance consumer TDR loans are reviewed for performance to determine when a charge-off is appropriate.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth information regarding the Company’s impaired loans. The information for average recorded investment and interest income recognized is reflective of the full period being presented and does not take into account the date at which a loan was deemed to be impaired. See information below as of the dates indicated:

	As of and For the Years Ended December 31
	2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$28,776	$29,772	$—	$26,472	$927
Commercial real estate	11,628	12,891	—	12,744	437
Small business	494	569	—	534	20
Residential real estate	4,216	4,427	—	4,302	185
Home equity	4,485	4,572	—	4,602	184
Other consumer	146	146	—	160	11
Subtotal	49,745	52,377	—	48,814	1,764
With an allowance recorded
Commercial and industrial	10,402	10,440	3,661	10,760	325
Commercial real estate	5,185	5,533	196	5,491	200
Small business	377	392	8	408	21
Residential real estate	9,959	10,530	1,086	10,065	332
Home equity	1,378	1,547	242	1,403	50
Other consumer	251	252	21	268	8
Subtotal	27,552	28,694	5,214	28,395	936
Total	$77,297	$81,071	$5,214	$77,209	$2,700
	2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,613	$3,002	$—	$3,024	$71
Commercial real estate	12,008	13,128	—	11,676	375
Commercial construction	304	305	—	308	—
Small business	527	618	—	584	22
Residential real estate	3,874	4,033	—	3,958	157
Home equity	4,893	5,005	—	5,023	195
Other consumer	184	185	—	201	15
Subtotal	24,403	26,276	—	24,774	835
With an allowance recorded
Commercial and industrial	2,534	2,648	183	2,848	48
Commercial real estate	10,978	11,047	204	10,789	592
Small business	494	523	4	535	30
Residential real estate	11,531	12,652	1,278	11,669	460
Home equity	1,096	1,287	238	655	14
Other consumer	374	389	23	408	14
Subtotal	27,007	28,546	1,930	26,904	1,158
Total	$51,410	$54,822	$1,930	$51,678	$1,993

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$3,005	$3,278	$—	$4,557	$258
Commercial real estate	15,982	17,164	—	16,703	1,025
Commercial construction	311	311	—	311	13
Small business	692	718	—	772	45
Residential real estate	2,439	2,502	—	2,493	102
Home equity	4,169	4,221	—	4,264	198
Other consumer	338	341	—	364	24
Subtotal	26,936	28,535	—	29,464	1,665
With an allowance recorded
Commercial and industrial	1,649	1,859	412	2,032	98
Commercial real estate	14,747	15,514	197	15,650	842
Small business	396	458	7	456	32
Residential real estate	12,616	13,727	1,500	12,817	537
Home equity	1,161	1,264	262	1,203	46
Other consumer	530	530	38	580	22
Subtotal	31,099	33,352	2,416	32,738	1,577
Total	$58,035	$61,887	$2,416	$62,202	$3,242
Purchased Credit Impaired Loans
Certain loans acquired by the Company may have shown evidence of deterioration of credit quality since origination and it was deemed unlikely that the Company would be able to collect all contractually required payments. As such, these loans were deemed to be PCI loans and the carrying value and prospective income recognition are predicated upon future cash flows expected to be collected. The following table displays certain information pertaining to PCI loans at the dates indicated:

	December 31
	2016	2015
	(Dollars in thousands)
Outstanding balance	$20,477	$23,199
Carrying amount	$18,392	$20,595
The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	2016	2015
	(Dollars in thousands)
Beginning balance	$2,827	$2,974
Acquisition	—	319
Accretion	(1,540)	(2,485)
Other change in expected cash flows (1)	953	1,721
Reclassification from nonaccretable difference for loans which have paid off (2)	130	298
Ending balance	$2,370	$2,827

(1)	Represents changes in cash flows expected to be collected resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).

(2)	Results in increased income during the period when a loan pays off at amount greater than originally expected.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 BANK PREMISES AND EQUIPMENT
Bank premises and equipment at December 31, were as follows:

	2016	2015	Estimated Useful Life
	(Dollars in thousands)		(In years)
Cost
Land	$20,585	$20,780	n/a
Bank premises	43,553	39,182	5-39
Leasehold improvements	24,387	22,817	4-27
Furniture and equipment	58,237	55,336	1-12
Total cost	146,762	138,115
Accumulated depreciation	(68,282)	(62,452)
Net bank premises and equipment	$78,480	$75,663
Depreciation expense related to bank premises and equipment was $7.3 million in 2016, $7.0 million in 2015, and $6.6 million in 2014, which is primarily included in occupancy and equipment expenses. Depreciation expense relating to computer software is included within other noninterest expense. In addition, the Company has recognized impairment of $16,000, $109,000, and $670,000 during 2016, 2015 and 2014, respectively, relating to certain Bank premises.

NOTE 6 GOODWILL AND OTHER INTANGIBLE ASSETS
The following table sets forth the carrying value of goodwill and other intangible assets, net of accumulated amortization, at December 31:

	2016	2015
	(Dollars in thousands)
Balances not subject to amortization
Goodwill	$221,526	$201,083
Balances subject to amortization
Core deposit intangibles	8,527	10,264
Other intangible assets	1,321	1,562
Total other intangible assets	9,848	11,826
Total goodwill and other intangible assets	$231,374	$212,909

The changes in the carrying value of goodwill for the periods indicated were as follows:

	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$201,083	$170,421
Acquisitions	20,443	30,662
Balance at end of year	$221,526	$201,083
The gross carrying amount and accumulated amortization of other intangible assets were as follows at the periods indicated:

	December 31
	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposit intangibles	$23,917	$(15,390)	$8,527	$23,367	$(13,103)	$10,264
Other intangible assets	3,020	(1,699)	1,321	3,051	(1,489)	1,562
Total	$26,937	$(17,089)	$9,848	$26,418	$(14,592)	$11,826

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of intangible assets was $2.8 million for both 2016 and 2015, and $2.3 million for 2014.
The following table sets forth the estimated annual amortization expense of intangible assets for each of the next five years:

Year	Amount
(Dollars in thousands)
2017	$3,002
2018	$1,888
2019	$1,232
2020	$1,035
2021	$939
The original weighted average amortization period for intangible assets is 9.8 years.

NOTE 7 DEPOSITS
The following is a summary of the scheduled maturities of time deposits as of December 31:

	2016		2015
	(Dollars in thousands)
1 year or less	$430,834	66.4%	$488,046	71.2%
Over 1 year to 2 years	82,627	12.7%	83,244	12.2%
Over 2 years to 3 years	44,190	6.8%	31,017	4.5%
Over 3 years to 4 years	49,446	7.6%	35,448	5.2%
Over 4 years to 5 years	42,055	6.5%	47,075	6.9%
Total	$649,152	100.0%	$684,830	100.0%
The amounts of overdraft deposits that were reclassified to the loan category at December 31, 2016 and 2015 were $2.3 million and $2.8 million, respectively.
The Company has pledged assets as collateral covering certain deposits in the amount of $299.7 million and $298.8 million at December 31, 2016 and 2015, respectively.
The Bank's deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The amount of time deposit accounts equal to and greater than $250,000 as of December 31, 2016 and 2015 is $75.3 million and $69.6 million, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 BORROWINGS

Federal Home Loan Bank Borrowings
Advances payable to the Federal Home Loan Bank as of December 31 are summarized as follows:

	2016		2015
		Weighted		Weighted
		Average		Average
	Total	Contractual	Total	Contractual
	Outstanding	Rate	Outstanding	Rate
	(Dollars in thousands)
Stated Maturity
2016	$—	—%	$52,025	1.23%
2017	50,000	2.43%	40,154	3.10%
2018	—	—%	7,043	1.74%
2019	—	—%	2,011	1.99%
Subtotal	50,000	2.43%	101,233	2.00%
Amortizing advances	819		847
Total Federal Home Loan Bank Advances	$50,819		$102,080
To manage the interest rate risk of these advances, the Company has entered into an interest rate swap which effectively converts $25.0 million of the FHLB advances to a fixed rate of 2.85% and 3.25% at December 31, 2016 and 2015, respectively. Inclusive of the impact of the swap, the weighted average rate of the FHLB borrowings was 3.42% in 2016 and 2.60% in the prior year.
During 2016, exclusive of the impact from the NEB acquisition, the Company repaid $49.0 million of FHLB borrowings prior to the maturity date of the borrowings. This prepayment resulted in a loss on extinguishment of debt of $437,000. The Company also repaid $13.0 million of FHLB borrowings in 2015, resulting in a loss on extinguishment of debt of $122,000.
The Company’s FHLB advances are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the FHLB, and by residential mortgages, and certain commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $1.4 billion at both December 31, 2016 and 2015. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $793.1 million and $777.5 million at December 31, 2016 and 2015, respectively, inclusive of a $5.0 million line of credit. At December 31, 2016 and 2015, the Company had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB's collateral pledging program.
Short-Term Debt
The Company’s short-term borrowings of customer repurchase agreements amounted to $176.9 million and $134.0 million at December 31, 2016 and 2015, respectively.
The interest expense on short-term borrowings was $208,000, $210,000, and $200,000 for the years ended December 31, 2016, 2015, and 2014, respectively.
Customer Repurchase Agreements. The Company can raise additional liquidity by entering into repurchase agreements at its discretion. These repurchases are accounted for as a secured borrowing transaction for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement the Company is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Company enter deals with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Company's safekeeping agents.

The table below sets forth information regarding the Company’s repurchase agreements allocated by source of collateral at the dates indicated:

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(Dollars in thousands)
Sources of Collateral
U.S. government agency securities	$20,233	$—	$—	$—	$20,233
Agency mortgage-backed securities	79,079	—	—	—	79,079
Agency collateralized mortgage obligations	77,601	—	—	—	77,601
Total borrowings	$176,913	$—	$—	$—	$176,913

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(Dollars in thousands)
Sources of Collateral
U.S. government agency securities	$10,157	$—	$—	$—	$10,157
Agency mortgage-backed securities	69,142	—	—	—	69,142
Agency collateralized mortgage obligations	54,659	—	—	—	54,659
Total borrowings	$133,958	$—	$—	$—	$133,958
Certain counterparties monitor collateral, and may request additional collateral to be posted from time to time. For further information regarding the Company's repurchase agreements see Note 12, Balance Sheet Offsetting.
Long-Term Debt
The following table summarizes long-term debt, net of debt issuances costs, as of the periods indicated:

	December 31
	2016	2015
	(Dollars in thousands)
Junior subordinated debentures
Capital Trust V	$51,500	$51,497
Slades Ferry Trust I	10,224	10,219
Central Trust I	5,302	5,516
Central Trust II	6,081	6,074
Subordinated debentures	34,635	34,589
Total long-term debt	$107,742	$107,895

The interest expense on long-term debt was $5.8 million, $6.6 million, and $6.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

companies with consolidated assets of less than $15 billion, such as the Company, are able to continue to include these instruments in Tier 1 capital, but no such securities issued in the future will count as Tier 1 capital.
Information relating to these trust preferred securities are as follows:

Trust	Description of Capital Securities
Capital Trust V
$50.0 million due in 2037, interest at a variable rate of 3 month LIBOR plus 1.48% (2.44% at December 31, 2016), which had previously been converted to a fixed rate of 6.52%, through the use of an interest rate swap which expired on December 28, 2016. Beginning on January 17, 2017, the borrowings will be subject to a forward starting interest rate swap, converting the interest to a fixed rate of 2.84% through December 15, 2021. These securities are callable quarterly, until maturity.

Slades Ferry Trust I	$10.0 million due in 2034, bearing interest at a variable rate of 3 month LIBOR plus 2.79% (3.78% at December 31, 2016). These securities are callable quarterly, until maturity.

Central Trust I	$5.1 million due in 2034, bearing interest at a variable rate of 3 month LIBOR plus 2.44% (3.40% at December 31, 2016). These securities are callable quarterly, until maturity.

Central Trust II
$5.9 million due in 2037, bearing a fixed interest rate of 7.015% until March 15, 2017. Subsequent to this date, the interest will be variable (3 month LIBOR plus 1.65%) and the securities will become callable quarterly, until maturity.

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
At December 31, 2016 and 2015 there was $35.0 million of outstanding subordinated debentures at the bank holding company. The subordinated debentures were issued to several investors via private placement on November 17, 2014. The subordinated debt matures on November 15, 2024, however with regulatory approval, the Bank may redeem the subordinated debt without penalty at any scheduled payment date on or after November 15, 2019 with 30 days notice. The interest rate is fixed at 4.75% through November 15, 2019, after which it converts to LIBOR plus 2.98%.
The following table sets forth the contractual maturities of long-term debt over the next five years:

	2017	2018	2019	2020	2021	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures
Capital trust V	$—	$—	$—	$—	$—	$51,547	$51,547
Slades ferry trust I	$—	$—	$—	$—	$—	$10,310	$10,310
Central trust I	$—	$—	$—	$—	$—	$5,258	$5,258
Central trust II	$—	$—	$—	$—	$—	$6,083	$6,083
Subordinated debentures	$—	$—	$—	$—	$—	$35,000	$35,000

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 EARNINGS PER SHARE
Earnings per share consisted of the following components for the years ended December 31:

	2016	2015	2014
	(Dollars in thousands, except per share data)
Net income	$76,648	$64,960	$59,845

Weighted Average Shares
Basic shares	26,404,071	25,891,382	23,899,562
Effect of dilutive securities	51,847	68,566	93,815
Diluted shares	26,455,918	25,959,948	23,993,377

Net income per share
Basic EPS	$2.90	$2.51	$2.50
Effect of dilutive securities	—	(0.01)	(0.01)
Diluted EPS	$2.90	$2.50	$2.49
There were no options to purchase common stock and there were no shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive during the years ended December 31, 2016, 2015, and 2014.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 STOCK BASED COMPENSATION
The Company's stock based plans include the Second Amended and Restated 2005 Employee Stock Plan (“2005 Plan”) and the 2010 Nonemployee Director Stock Plan (“2010 Plan”) both of which have been approved by the Company’s Board of Directors and shareholders. The Company may award shares from these plans as either stock options or restricted stock from its pool of authorized but unissued shares.
The following table presents the amount of cumulatively granted stock options and restricted stock awards, net of forfeitures, through December 31, 2016:

	Authorized Awards	Cumulative Granted, Net of Forfeitures		Total	Authorized but Unissued
		Stock Option Awards	Restricted Stock Awards

2005 Plan	1,650,000	537,941	650,485	1,188,426	461,574
2010 Plan	314,600	37,000	86,245	123,245	191,355
The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized for the years presented:

	Years Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Stock based compensation expense
Stock options	$—	$—	$36
Restricted stock awards(1)	2,590	2,296	2,135
Directors’ fee expense
Stock options	72	—	14
Restricted stock awards	303	194	527
Total stock based award expense	$2,965	$2,490	$2,712
Related tax benefits recognized in earnings	$1,211	$1,122	$945

(1)	Inclusive of compensation expense associated with time-vested and performance-based restricted stock awards.
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

•
The stock based compensation expense recognized in earnings should be based on the amount of awards ultimately expected to vest, therefore a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock based compensation expense recognized has been reduced for annualized estimated forfeitures of 4.5% in 2016 and 2015 and 3.5% in 2014 based on historical experience.

The Company made the following awards of nonqualified options to purchase shares of common stock in 2016. There were no such awards made in 2015 or 2014.

	Year Ended December 31, 2016
Date of grant	7/14/2016	2/20/2016
Plan	2010	2010
Options granted	5,000	5,000
Vesting period (beginning on the grant date)	18 months	22 months
Expiration date	7/14/2026	2/20/2026
Expected volatility	32.28%	32.44%
Expected life (years)	5.5	5.5
Expected dividend yield	2.37%	2.28%
Risk free interest rate	1.14%	1.29%
Fair value per option	$11.46	$10.59

Under all of the Company’s stock based plans, the option exercise price is based upon the average of the high and low trading value of the stock on the date of grant. Stock option awards granted to date under all plans expire through 2026.
The following table presents relevant information relating to the Company’s stock options for the periods indicated:

	Years Ended December 31
	2016	2015	2014
	(Dollars in thousands, except per share data)
Fair value of stock options vested based on grant date fair value	$37	$14	$211
Intrinsic value of stock options exercised	$494	$3,362	$1,210
Cash received from stock option exercises	$680	$6,105	$6,285
Tax benefit realized on stock option exercises/repurchase	$204	$1,362	$442
Weighted average grant date fair value of options granted (per share)	$11.03	$—	$—

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity of the Company’s Stock Option Grants for the year ended December 31, 2016 is presented in the table below:

	Outstanding					Nonvested
	Stock Option Awards		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)	Stock Option Awards	Weighted Average Grant Date Fair Value
	(Dollars in thousands, except per share data)
Balance at January 1, 2016	121,900		$28.76			—	$—
Granted	10,000		45.69			10,000	11.03
Exercised	(22,250)		30.58			—	—
Vested	n/a		n/a			(3,334)	11.03
Forfeited	—		—			—	—
Expired	—		—			—	—
Balance at December 31, 2016	109,650	(2)	$29.93	3.02 years	$4,443	6,666	$11.03
Options outstanding and expected to vest at December 31, 2016	109,498	(3)	$29.91	3.01 years	$4,439
Options exercisable at December 31, 2016	102,984	(4)	$28.91	2.61 years	$4,278
Unrecognized compensation cost, including forfeiture estimate								$37
Weighted average remaining recognition period (years)								1.01 years

(1)
The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2016 of $70.45, which would have been received by the option holders had they all exercised their options as of that date.

(2)	Inclusive of 34,000 stock options outstanding to Directors.
(3) Inclusive of 33,848 vested stock options and expected to vest to Directors.
(4) Inclusive of 27,334 vested stock options outstanding to Directors.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock
The Company grants both time-vested restricted stock awards as well as performance-based restricted stock awards. During the years ended December 31, 2016, 2015, and 2014 the Company has made the following restricted stock award grants:

	Shares Granted	Plan	Fair Value (1)	Vesting Period
Time-vested
2016
2/11/2016	51,475	2005	$41.96	Ratably over 5 years from grant date
3/1/2016	600	2005	$44.37	Ratably over 5 years from grant date
5/24/2016	8,700	2010	$48.34	At the end of 5 years from grant date (2)
9/19/2016	800	2005	$52.92	Ratably over 5 years from grant date
11/7/2016	500	2005	$54.28	Ratably over 5 years from grant date
11/14/2016	725	2010	$63.43	Once on May 24, 2021 (3)
2015
2/11/2015	31,500	2005	$39.42	Ratably over 5 years from grant date
2/12/2015	25,910	2005	$40.03	Ratably over 5 years from grant date
3/19/2015	3,800	2005	$43.56	Ratably over 5 years from grant date
4/27/2015	625	2005	$41.61	At the end of 3 years from grant date
4/27/2015	1,875	2005	$41.61	At the end of 5 years from grant date
5/27/2015	8,800	2010	$45.02	At the end of 5 years from grant date (2)
7/14/2015	800	2010	$47.82	Once on May 27, 2020 (4)
10/13/2015	1,000	2005	$46.09	Ratably over 5 years from grant date
10/20/2015	2,000	2005	$46.47	Ratably over 5 years from grant date
2014
3/20/2014	65,950	2005	$39.82	Ratably over 5 years from grant date
3/31/2014	3,000	2005	$39.00	Ratably over 3 years from grant date
5/20/2014	10,920	2010	$35.08	At the end of 5 years from grant date (2)
11/20/2014	2,000	2005	$39.11	Ratably over 5 years from grant date
12/11/2014	2,000	2005	$40.89	Ratably over 5 years from grant date

Performance-based
2016
2/11/2016	20,450	2005	$41.96	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2019.
2015
2/12/2015	21,780	2005	$40.03	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2018.
2014
3/20/2014	20,700	2005	$39.82	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2017.

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	These restricted stock grants will vest at the end of a five year period, or earlier if the director ceases to be a director for any reason other than cause, such as, for example, by retirement.

(3)	These restricted stock grants will vest on May 24, 2021, or earlier if the director ceases to be a director for any reason other than cause, such as, for example, by retirement.

(4)	These restricted stock grants will vest on May 27, 2020, or earlier if the director ceases to be a director for any reason other than cause, such as, for example, by retirement.
The following table presents the fair value of restricted stock awards vesting during the periods presented:

	Years Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Fair value of restricted stock awards upon vesting	$3,019	$2,610	$3,293
A summary of the status of the Company’s Restricted Stock Award Grants for the year ended December 31, 2016 is presented in the table below:

	Outstanding Restricted Stock Awards		Weighted Average Grant Price ($)
	(Dollars in thousands, except per share data)
Balance at January 1, 2016	264,944		$36.03
Granted	83,250		43.01
Vested/released	(67,242)		32.96
Forfeited	(16,637)		38.06
Balance at December 31, 2016	264,315	(1)	$38.88
Unrecognized compensation cost (inclusive of directors’ fees), including forfeiture estimate				$6,268
Weighted average remaining recognition period (years)				2.88

(1)	Inclusive of 47,325 restricted stock awards outstanding to Directors.

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

December 31, 2016
Notional Amount	Trade Date	Effective Date	Maturity Date		Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	9-Dec-08	10-Dec-08	10-Dec-18		3 Month LIBOR	0.95%	2.94%	$(740)
25,000	1-Apr-16	17-Jan-17	15-Dec-21	(1)	3 Month LIBOR	N/A	1.36%	689
25,000	1-Apr-16	17-Jan-17	15-Dec-21	(1)	3 Month LIBOR	N/A	1.36%	675
$75,000								$624

December 31, 2015
Notional Amount	Trade Date	Effective Date	Maturity Date		Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16		3 Month LIBOR	0.51%	5.04%	$(1,054)
25,000	16-Feb-06	28-Dec-06	28-Dec-16		3 Month LIBOR	0.51%	5.04%	(1,055)
25,000	9-Dec-08	10-Dec-08	10-Dec-18		3 Month LIBOR	0.49%	2.94%	(1,164)
$75,000								$(3,273)
(1) In April 2016, the Company entered into two forward starting swaps with notional amounts of $25.0 million each, with the intention of hedging $50.0 million of existing junior subordinated debentures, as the current hedges on this borrowing expired in December 2016.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $291,000 (pre-tax) to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges, in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of December 31, 2016.
The Company recognized $244,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for the years ended December 31, 2016, 2015 and 2014.
In 2014, the Company repaid certain borrowings and consequently terminated the corresponding cash flow hedges. As a result of the termination of the cash flow hedges, the Company reclassified a pre-tax loss of approximately $1.1 million out of OCI and into other noninterest expense.
The Company had no fair value hedges during December 31, 2016, 2015, and 2014.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

	Number of Positions (1)	Notional Amount Maturing
		Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2016
	(Dollars in thousands)
Loan level derivatives
Receive fixed, pay variable	222	$30,245	$21,708	$63,771	$165,783	$567,897	$849,404	$12,005
Pay fixed, receive variable	207	$30,245	$21,708	$63,771	$165,783	$567,897	$849,404	$(12,008)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	33	$45,711	$—	$—	$—	$—	$45,711	$(2,250)
Buys U.S. currency, sells foreign currency	33	$45,711	$—	$—	$—	$—	$45,711	$2,277
	December 31, 2015
	(Dollars in thousands)
Loan level derivatives
Receive fixed, pay variable	171	$37,732	$34,424	$29,629	$77,041	$488,110	$666,936	$22,467
Pay fixed, receive variable	165	$37,732	$34,424	$29,629	$77,041	488,110	$666,936	$(22,462)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	21	$38,416	$—	$—	$—	$—	$38,416	$(354)
Buys U.S. currency, sells foreign currency	21	$38,416	$—	$—	$—	$—	$38,416	$382

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
The change in fair value on the interest rate lock commitments and forward delivery sale commitments are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was an increase of $87,000, a decrease of $22,000 and an increase of $18,000 for the years ended December 31, 2016, 2015, and 2014. These amounts were offset in earnings by the change in the fair value of mortgage derivatives. Additionally, the aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income amounted to $6.1 million, $4.7 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	December 31, 2016	December 31, 2015	Balance Sheet Location	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$1,364	$—	Other liabilities	$740	$3,273
Derivatives not designated as hedges
Customer Related Positions:
Loan level derivatives	Other assets	18,629	22,470	Other liabilities	18,632	22,465
Foreign exchange contracts	Other assets	2,338	602	Other liabilities	2,311	574
Mortgage Derivatives
Interest rate lock commitments	Other assets	430	233	Other liabilities	—	—
Forward sales agreements	Other assets	—	—	Other liabilities	233	1
Subtotal		21,397	23,305		21,176	23,040
Total		$22,761	$23,305		$21,916	$26,313
The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Years Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivatives (effective portion), net of tax	$2,170	$1,199	$2,256
Loss reclassified from OCI into interest expense (effective portion)	$(2,520)	$(2,828)	$(3,662)
Loss reclassified from OCI into noninterest expense (loss on termination)	$—	$—	$(1,122)
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest expense	$—	$—	$—
Other expense	—	—	—
Total	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$73	$60	$63
Other expenses	(82)	(53)	(4)
Changes in fair value of mortgage derivatives
Mortgage banking income	(35)	(50)	49
Total	$(44)	$(43)	$108

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial. The Company had $4.7 million and $2,000 in exposure relating to institutional counterparties at December 31, 2016 and 2015, respectively. The Company’s exposure relating to customer counterparties was approximately $16.1 million and $23.2 million at December 31, 2016 and 2015, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 BALANCE SHEET OFFSETTING
The Company does not offset fair value amounts recognized for derivative instruments or repurchase agreements. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. At December 31, 2016 and 2015, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged	Net Amount
	December 31, 2016
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$1,364	$—	$1,364	$961	$—	$403
Loan level derivatives	$18,629	$—	$18,629	$3,261	$—	$15,368
Customer foreign exchange contracts	2,338	—	2,338	—	—	2,338
	$22,331	$—	$22,331	$4,222	$—	$18,109
Derivative Liabilities
Interest rate swaps	$740	$—	$740	$—	$740	$—
Loan level derivatives	18,632	—	18,632	4,222	11,106	3,304
Customer foreign exchange contracts	2,311	—	2,311	—	—	2,311
Repurchase agreements
Customer repurchase agreements	176,913	—	176,913	—	176,913	—
	$198,596	$—	$198,596	$4,222	$188,759	$5,615

(1)	Reflects offsetting derivative positions with the same counterparty.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged	Net Amount
	December 31, 2015
	(Dollars in thousands)
Derivative Assets
Loan level derivatives	$22,470	$—	$22,470	$2	$—	$22,468
Customer foreign exchange contracts	602	—	602	—	—	602
	$23,072	$—	$23,072	$2	$—	$23,070
Derivative Liabilities
Interest rate swaps	$3,273	$—	$3,273	$—	$3,273	$—
Loan level derivatives	22,465	—	22,465	2	22,461	2
Customer foreign exchange contracts	574	—	574	—	—	574
Repurchase agreements
Customer repurchase agreements	133,958	—	133,958	—	133,958	—
	$160,270	$—	$160,270	$2	$159,692	$576

(1)	Reflects offsetting derivative positions with the same counterparty.

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

NOTE 13 INCOME TAXES
The provision for income taxes is comprised of the following components:

	Years Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Current expense
Federal	$26,549	$11,946	$14,709
State	8,883	5,052	6,350
Total current expense	35,432	16,998	21,059
Deferred expense (benefit)
Federal	153	8,466	2,877
State	(158)	1,754	(37)
Total deferred expense (benefit)	(5)	10,220	2,840
Total expense	$35,427	$27,218	$23,899

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the statutory federal income tax rate of 35% and the effective income tax rate reported for the last three years is detailed below:

	Years Ended December 31
	2016		2015		2014
	(Dollars in thousands)
Computed statutory federal income tax provision	$39,226	35.00%	$32,262	35.00%	$29,310	35.00%
State taxes, net of federal tax benefit	5,643	5.03%	4,500	4.88%	4,104	4.90%
Nontaxable interest, net	(996)	(0.89)%	(973)	(1.06)%	(795)	(0.95)%
New Markets Tax Credits	(6,360)	(5.67)%	(6,514)	(7.07)%	(6,708)	(8.01)%
Low Income Housing Project Investments	(1,641)	(1.46)%	(1,182)	(1.28)%	(594)	(0.71)%
Increase in cash surrender value of life insurance and gain on life insurance benefits	(1,431)	(1.28)%	(1,292)	(1.40)%	(1,782)	(2.13)%
Merger and other related costs (non-deductible)	210	0.19%	185	0.20%	274	0.33%
Change in valuation allowance	28	0.02%	41	0.04%	—	—%
Other, net	748	0.67%	191	0.22%	90	0.11%
Total expense	$35,427	31.61%	$27,218	29.53%	$23,899	28.54%
The tax-effected components of the net deferred tax asset at December 31 were as follows:

	2016	2015
	(Dollars in thousands)
Deferred tax assets
Accrued expenses not deducted for tax purposes	$15,401	$14,621
Allowance for loan losses	24,681	22,744
Deferred gain on sale leaseback transaction	1,744	2,158
Derivatives fair value adjustment	—	1,033
Employee and director equity compensation	2,095	2,466
Federal Home Loan Bank borrowings fair value adjustment	82	108
Loan basis difference fair value adjustment	4,336	3,789
Net operating loss carry-forward	69	41
New Markets Tax Credit carry-forward	—	459
Other	1,015	451
Gross deferred tax assets	49,423	47,870
Valuation allowance	(69)	(41)
Total deferred tax assets net of valuation allowance	$49,354	$47,829
Deferred tax liabilities
Core deposit and other intangibles	$3,040	$3,785
Deferred loan fees, net	5,407	4,872
Fixed assets	6,168	7,269
Goodwill	14,737	14,576
Net unrealized gain on securities available for sale	105	805
Derivatives fair value adjustment	454	—
Other	3,909	2,468
Gross deferred tax liabilities	$33,820	$33,775
Total net deferred tax asset	$15,534	$14,054
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes that it is more likely than not that its deferred tax assets as of December 31, 2016, excluding the deferred tax asset on certain state net operating losses, will be realized through the utilization of carry-back provisions to taxable income on prior years, future reversals of existing taxable temporary differences and by offsetting other future taxable income. The Company believes it is more likely than not that the deferred tax asset related to certain state net operating losses generated from the Company's investments in low income housing partnerships, which expire over a 20-year period, will not be realized and has recorded a valuation allowance of $69,000 at December 31, 2016, attributable to this deferred tax asset.
The Company has utilized all federal net operating loss carry forwards acquired from recent acquisitions that were subject to annual change in ownership limitations under Internal Revenue Code Section 382 as of December 31, 2016.  In addition, the Company’s general business credit carry forward from 2015 of $459,000 was fully utilized during 2016.  As such, the Company does not have a federal net operating loss carry forward or general business credit carry forward subject to expiration as of December 31, 2016.
Uncertainty in Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states.  The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2013 through 2015 tax years including any related income tax filings from its recent Bank acquisitions.  The Company believes that its income tax returns have been filed based upon applicable statutes, regulations and case law in effect at the time of filing, however, the Internal Revenue Service ("IRS") and /or state jurisdictions could disagree with the Company's interpretation upon examination. The Company accounts for uncertainties in income taxes by providing a tax reserve for certain positions. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Dollars in thousands)
Balance at December 31, 2014	$—
Reduction of tax positions for prior years	—
Increase for prior year tax position	—
Increase for current year tax positions	81
Balance at December 31, 2015	$81
Reduction of tax positions for prior years	—
Increase for prior year tax positions	—
Increase for current year tax positions	30
Balance at December 31, 2016	$111
Increases to the Company's unrealized tax positions occur as a result of accruing for the unrecognized tax benefit as well the accrual of interest and penalties related to prior year positions. Decreases in the Company's unrealized tax positions occur as a result of the statute of limitation lapsing on prior year positions and/or settlements relating to outstanding positions. The table above does not include the indirect federal benefit of state tax positions of approximately $11,000. All of the Company’s unrecognized tax benefits, including the indirect federal benefit of state tax positions, are recorded as a component of income tax expense therefore affecting the effective tax rate. In addition, the Company records interest and penalties related to uncertain tax positions in the provision for income taxes. The Company accrued approximately $11,000 for interest and penalties on uncertain tax positions as of December 31, 2016 and none for 2015, which are not included in the table above.

NOTE 14 LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents certain information related to the Company's investments in low income housing projects as of December 31:

	2016	2015	2014
	(Dollars in thousands)
Original investment value	$47,379	$42,199	$40,541
Current recorded investment	$39,606	$38,151	$38,943
Unfunded liability obligation	$12,161	$14,607	$28,004
Tax credits and benefits earned during the year	$5,366	$3,632	$1,683
Amortization of investments during the year	$3,725	$2,450	$1,089
Net income tax benefit recognized during the year	$1,641	$1,182	$594
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
In conjunction with the acquisition of Peoples Federal Savings Bank in 2015, the Company acquired the Peoples Federal Defined Benefit Pension Plan (“Peoples Plan”). The Peoples Plan was frozen at the date of acquisition and will be maintained in the same manner as the Pension Plan. The Peoples Plan is also administered by Pentegra Retirement Services under the same Fund as the Pension Plan.
The Company’s participation in the Pension Plan and the Peoples Plan (the "Pension Plans") for the annual period ended December 31, 2016, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The funding status of the Pension Plans is determined on the basis of the financial statements provided by the Fund using total plan assets and accumulated benefit obligation. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Expiration Date of Collective-Bargaining Agreement” column lists the expiration dates of any collective-bargaining agreement(s) to which the Pension Plans are subject.

		Funding Status of Pension Plan		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	Minimum Contributions Required for Future Periods
	EIN/Pension Plan Number	2016	2015
Pentegra defined benefit plan for financial institutions	13-5645888/333	At least 80 percent	At least 80 percent	No	No	N/A	$—

Contributions to the Fund are based on each individual employer’s experience. The Company’s total contributions to the Pension Plans did not represent more than 5% of the total contributions to the Pension Plan as indicated in the Pension Plan’s most recently available annual report dated June 30, 2016. The comparability of employer contributions is impacted by asset performance, discount rates and the reduction in the number of covered employees year over year.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s contributions to the Pension Plans were as follows for the periods indicated:

			Required Contributions - Plan Year Allocation
	Cash Payment	Future period funding	2016-2017	2015-2016	2014-2015
	(Dollars in thousands)
2016	$6,245	$4,000	$2,245	$—	$—
2015	$2,983	$1,215	$—	$1,768	$—
2014	$1,320	$—	$—	$—	$1,320
The Company’s total defined benefit plan expense was $2.0 million, $1.6 million, and $1.5 million, for the years ending December 31, 2016, 2015, and 2014, respectively.
Financial information for the Fund is made available through the public Form 5500 which is available by April 15th of the year following the plan year end.
Postretirement Benefit Plans
Employees retiring from the Bank after attaining age 65, who have rendered at least 10 years of continuous service are entitled to a fixed contribution toward the premium for postretirement health care benefits and a $5,000 benefit paid upon death. The health care benefits are subject to deductibles, co-payment provisions and other limitations. The Bank may amend or change these benefits periodically. Additionally, the Company has acquired small postretirement plans and/or agreements in conjunction with various acquisitions, which do not have a material impact on the amount of expense realized by the Company. The expense related to these plans for the years ending December 31, 2016, 2015, and 2014 was not material.
Supplemental Executive Retirement Plans
The Bank maintains defined benefit supplemental executive retirement plans (“SERP”) for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. The Bank also maintains defined benefit SERPs acquired from previous acquisitions. The Bank has established and funded Rabbi Trusts to accumulate funds in order to satisfy the contractual liability of these supplemental retirement plan benefits. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets, included in the Company's available for sale securities portfolio, totaled $16.0 million and $10.0 million at December 31, 2016 and 2015, respectively.
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
The following table shows the defined benefit supplemental retirement expense, and the contributions paid to the plans which were used only to pay the current year benefits as of the dates indicated:

	2016	2015	2014
	(Dollars in thousands)
Retirement expense	$1,513	$1,834	$954
Contributions paid	$320	$276	$271

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected future benefit payments for the defined benefit supplemental executive retirement plans are presented below:

Defined Benefit Supplemental Executive Retirement Plans Expected Benefit Payments
(Dollars in thousands)
2017	$412
2018	$414
2019	$485
2020	$471
2021	$466
2022-2026	$4,348

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the defined benefit supplemental executive retirement plans' benefits is December 31 for each of the years reported. The following table illustrates the status of the defined benefit supplemental executive retirement plans at December 31 for the years presented:

	Defined Benefit Supplemental Executive Retirement Benefits
	2016	2015	2014
	(Dollars in thousands)
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$13,290	$12,537	$8,243
Accumulated service cost	395	742	397
Interest cost	539	470	390
Plan amendment	—	—	1,357
Actuarial loss/(gain)	273	(183)	2,421
Benefits paid	(320)	(276)	(271)
Accumulated benefit obligation at end of year	$14,177	$13,290	$12,537
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	320	276	271
Benefits paid	(320)	(276)	(271)
Fair value of plan assets at end of year	$—	$—	$—
Funded status at end of year	$(14,177)	$(13,290)	$(12,537)
Assets	—	—	—
Liabilities	(14,177)	(13,290)	(12,537)
Accrued benefit cost	$(14,177)	$(13,290)	$(12,537)
Amounts recognized in accumulated other comprehensive income (“AOCI”)
Net loss	$2,830	$2,859	$3,305
Prior service cost	1,323	1,599	1,904
Amounts recognized in AOCI	$4,153	$4,458	$5,209
Information for plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$14,177	$13,290	$12,537
Accumulated benefit obligation	$14,177	$13,290	$12,537
Net periodic benefit cost
Service cost	$395	$742	$397
Interest cost	539	470	390
Amortization of prior service cost	276	305	113
Recognized net actuarial loss	303	317	54
Net periodic benefit cost	$1,513	$1,834	$954
Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net actuarial loss	$338	$270	$309
Net prior service cost	$276	$276	$947
Discount rate used for benefit obligation	2.49-3.94%	2.49-4.16%	2.24-3.84%
Discount rate used for net periodic benefit cost	2.49-4.16%	2.24-3.84%	2.43-4.76%
Rate of compensation increase	n/a	n/a	n/a

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Employee Benefits
The Bank from time to time creates an incentive compensation plan for senior management and other officers to participate in at varying levels. In addition, the Bank may also pay a discretionary bonus to senior management, officers, and/or nonofficers of the Bank. The expense for the incentive plans and the discretionary bonus amounted to $10.3 million in both 2016 and 2015, and $8.5 million in 2014.
The Bank has an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 25% of each employee’s contributions up to the first 6% of the employee’s earnings. The 401(k) Plan incorporates an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. This Plan also provides nondiscretionary contributions in which employees, with one year and 1,000 hours of service, receive a 5% cash contribution of eligible pay up to the social security limit and a 10% cash contribution of eligible pay over the social security limit up to the maximum amount permitted by law. Benefits contributed to employees under this defined contribution plan vest immediately. The defined contribution plan expense was $4.8 million, $4.5 million and $4.2 million for the years ended December 2016, 2015, in 2014, respectively.
The Company has a non-qualified deferred compensation plan which allows for deferrals of incentive payments until an elected distribution date in the future. This deferred compensation plan is available to certain highly compensated employees. Deferrals are invested at the election of the participant into one of the actively managed funds made available to the participant through the Company's Investment Management Group. The funds are held in a Rabbi Trust until the elected date of distribution.

The Company has a non-qualified 401(k) Restoration Plan ("Restoration Plan") for certain executive officers. The Restoration Plan is intended to contribute to each participant the amount of matching and discretionary contributions which would have been made to the existing Rockland Trust 401(k) plan on the participant's behalf, but were prohibited due to Internal Revenue Code limitations. Deferrals are invested at the election of the participant into one of the actively managed funds made available to the participant through the Company's Investment Management Group or in the Company's stock. The funds, which are not invested in the Company's stock are held in a Rabbi Trust until the elected date of distribution. The Company recognized expense of $425,000, $232,000 and $56,000 related to this plan for services already performed for the years ended December 31, 2016, 2015 and 2014, respectively.

As a result of the Peoples acquisition in 2015, the Company assumed an Employee Stock Ownership Plan and a 401(k) Plan. The Company received approval and terminated both plans during 2016, and as such, there was no expense associated with either plan during 2016 and 2015.
Also as part of the Peoples acquisition, the Company assumed various Salary Continuation Agreements with certain current and former senior executives. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. Expense related to the Salary Continuation Agreements was $272,000 and $222,000 for the years ended December 31, 2016 and 2015, respectively.
The Company also assumed a Peoples supplemental retirement plan with a former executive, whereby the amounts paid under this plan commenced upon the executive's retirement and continue for his lifetime. Expense related to the supplemental retirement plan was $13,000 and $11,000 for the years ended December 31, 2016 and 2015.
Director Benefits
The Company maintains a deferred compensation plan for the Company’s Board of Directors. The Board of Directors is entitled to elect to defer their director’s fees until retirement. If the Director elects to do so, their compensation is invested in the Company’s stock and maintained within the Company’s Investment Management Group. The amount of compensation deferred during 2016, 2015, and 2014 was $142,000, $149,000, and $135,000, respectively. At December 31, 2016 and 2015, the Company had 168,352 and 172,580 of shares provided for the plan with a related liability of $4.2 million and $3.9 million established within shareholders’ equity, respectively.
As a result of the Peoples acquisition during 2015, the Company assumed several Director Retirement Agreements. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. Expense for the Director Retirement Agreements was $40,000 and $35,000 for the years ended December 31, 2016 and 2015, respectively.

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
Trading and Equity Securities
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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2016 and 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.
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
Other Real Estate Owned and Other Foreclosed Assets
The fair values are generally estimated based upon recent appraisal values of the property less costs to sell the property, as Other Real Estate Owned ("OREO") and Other Foreclosed Assets are valued at the lower of cost or fair value of the property, less estimated costs to sell. Certain inputs used in appraisals are not always observable, and therefore OREO and Other Foreclosed Assets are classified as Level 3 within the fair value hierarchy.
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
	December 31, 2016
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$804	$804	$—	$—
Securities available for sale
U.S. Government agency securities	24,244	—	24,244	—
Agency mortgage-backed securities	175,384	—	175,384	—
Agency collateralized mortgage obligations	99,868	—	99,868	—
State, county, and municipal securities	3,793	—	3,793	—
Single issuer trust preferred securities issued by banks and insurers	2,311	—	2,311	—
Pooled trust preferred securities issued by banks and insurers	1,584	—	—	1,584
Small business administration pooled securities	37,189	—	37,189	—
Equity securities	19,271	19,271	—	—
Loans held for sale	6,139	—	6,139	—
Derivative instruments	22,761	—	22,761	—
Liabilities
Derivative instruments	21,916	—	21,916	—
Total recurring fair value measurements	$371,432	$20,075	$349,773	$1,584

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$33,974	$—	$—	$33,974
Other real estate owned and other foreclosed assets	4,173	—	—	4,173
Total nonrecurring fair value measurements	$38,147	$—	$—	$38,147

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2015
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$356	$356	$—	$—
Securities available for sale
U.S. Government agency securities	30,215	$—	30,215	—
Agency mortgage-backed securities	210,937	—	210,937	—
Agency collateralized mortgage obligations	63,584	—	63,584	—
State, county, and municipal securities	4,659	—	4,659	—
Single issuer trust preferred securities issued by banks and insurers	2,792	—	2,792	—
Pooled trust preferred securities issued by banks and insurers	1,572	—	—	1,572
Small business administration pooled securities	40,449	—	40,449	—
Equity securities	13,041	13,041	—	—
Loans held for sale	5,990	—	5,990	—
Derivative instruments	23,305	—	23,305	—
Liabilities
Derivative instruments	26,313	—	26,313	—
Total recurring fair value measurements	$370,587	$13,397	$355,618	$1,572

Nonrecurring fair value measurements:
Assets
Collateral dependent impaired loans	$4,598	$—	$—	$4,598
Other real estate owned and other foreclosed assets	2,159	—	—	2,159
Total nonrecurring fair value measurements	$6,757	$—	$—	$6,757

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, as of the dates indicated:

	As of and for the years ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,572	$6,321	$3,841
Gain and (losses) (realized/unrealized)
Included in earnings	—	—	—
Included in other comprehensive income	29	14	2,655
Sales	—	(4,679)	—
Settlements	(17)	(84)	(175)
Transfers into (out of) level 3	—	—	—
Ending Balance	$1,584	$1,572	$6,321
It is the Company’s policy to recognize the transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the years ended December 31, 2016, 2015 and 2014.
The following table sets forth certain unobservable inputs regarding the Company's financial instruments that are classified as Level 3 as of December 31st for the years indicated:

	2016	2015		2016	2015	2016	2015
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,584	$1,572	Cumulative prepayment	0% - 62%	0%-64%	2.5%	2.7%
			Cumulative default	5% - 100%	5%-100%	12.8%	15.1%
			Loss given default	85% - 100%	85%-100%	94.2%	94.2%
			Cure given default	0% - 75%	0%-75%	60.9%	62.3%
Appraisals of collateral (1)
Collateral dependent impaired loans	$33,974	$4,598
Other real estate owned and foreclosed assets	$4,173	$2,159

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
	December 31, 2016
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,007	$1,054	$—	$1,054	$—
Agency mortgage-backed securities	156,088	157,504	—	157,504	—
Agency collateralized mortgage obligations	297,445	294,650	—	294,650	—
State, county, and municipal securities	—	—	—	—	—
Single issuer trust preferred securities issued by banks	1,500	1,544	—	1,544	—
Small business administration pooled securities	31,036	30,898	—	30,898	—
Loans, net of allowance for loan losses(b)	5,904,065	5,784,778	—	—	5,784,778
Federal Home Loan Bank stock(c)	11,497	11,497	—	11,497	—
Cash surrender value of life insurance policies(d)	144,503	144,503	—	144,503	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$5,763,101	$5,763,101	$—	$5,763,101	$—
Time certificates of deposits(f)	649,152	647,038	—	647,038	$—
Federal Home Loan Bank borrowings(f)	50,819	50,898	—	50,898	—
Customer repurchase agreements and other short-term borrowings(f)	176,913	176,913	—	—	176,913
Junior subordinated debentures(g)	73,107	72,510	—	72,510	—
Subordinated debentures(f)	34,635	34,241	—	—	34,241

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Fair Value Measurements at Reporting Date Using
	Book Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2015
Financial assets	(Dollars in thousands)
Securities held to maturity(a)
U.S. Treasury securities	$1,009	$1,064	$—	$1,064	$—
Agency mortgage-backed securities	167,134	170,375	—	170,375	—
Agency collateralized mortgage obligations	267,348	264,891	—	264,891	—
State, county, and municipal securities	225	227	—	227	—
Single issuer trust preferred securities issued by banks	1,500	1,522	—	1,522	—
Small business administration pooled securities	35,291	35,664	—	35,664	—
Corporate debt securities	5,000	5,006	—	5,006	—
Loans, net of allowance for loan losses(b)	5,487,298	5,417,425	—	—	5,417,425
Federal Home Loan Bank stock(c)	14,431	14,431	—	14,431	—
Cash surrender value of life insurance policies(d)	134,627	134,627	—	134,627	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$5,305,873	$5,305,873	$—	$5,305,873	$—
Time certificates of deposits(f)	$684,830	$684,370	$—	$684,370	$—
Federal Home Loan Bank borrowings(f)	102,080	102,396	—	102,396	—
Customer repurchase agreements and other short-term borrowings(f)	133,958	133,958	—	—	133,958
Junior subordinated debentures(g)	73,306	73,871	—	73,871	—
Subordinated debentures(f)	34,589	34,370	—	—	34,370

(a)
The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analysis.

(b)
Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows. Additionally, this amount excludes collateral dependent impaired loans, which are deemed to be marked to fair value on a nonrecurring basis.

(c)	FHLB stock has no quoted market value and is carried at cost, therefore the carrying amount approximates fair value.

(d)	Cash surrender value of life insurance is recorded at its cash surrender value (or the amount that can be realized upon surrender of the policy), therefore carrying amount approximates fair value.

(e)	Fair value of demand deposits, savings and interest checking accounts and money market deposits is the amount payable on demand at the reporting date.

(f)	Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

(g)	Fair value was determined based upon market prices of securities with similar terms and maturities.
This summary excludes financial assets and liabilities for which the carrying value approximates fair value. For financial assets, these may include cash and due from banks, federal funds sold and short-term investments. For financial liabilities, these may include federal funds purchased. These instruments would all be considered to be classified as Level 1 within the fair value hierarchy. Also excluded from the summary are financial instruments measured at fair value on a recurring and nonrecurring basis, as previously described.
The Company considers its financial instruments' current use to be the highest and best use of the instruments.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	December 31, 2016
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(1,858)	$710	$(1,148)
Less: net security losses reclassified into other noninterest income (expense)	(26)	11	(15)
Net change in fair value of securities available for sale	(1,832)	699	(1,133)
Change in fair value of cash flow hedges	1,133	(453)	680
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(2,520)	1,030	(1,490)
Net change in fair value of cash flow hedges	3,653	(1,483)	2,170
Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(383)	157	(226)
Amortization of net actuarial losses	238	(97)	141
Amortization of net prior service cost	276	(113)	163
Net change in other comprehensive income for defined benefit postretirement plans (2)	131	(53)	78
Total other comprehensive income	$1,952	$(837)	$1,115

	Year Ended December 31, 2015
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(3,757)	$1,434	$(2,323)
Less: net security losses reclassified into other noninterest income (expense)	(405)	165	(240)
Net change in fair value of securities available for sale	(3,352)	1,269	(2,083)
Change in fair value of cash flow hedges	(776)	299	(477)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(2,828)	1,152	(1,676)
Net change in fair value of cash flow hedges	2,052	(853)	1,199
Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	438	(193)	245
Amortization of net actuarial losses	243	(99)	144
Amortization of net prior service cost	294	(119)	175
Net change in other comprehensive income for defined benefit postretirement plans (2)	975	(411)	564
Total other comprehensive loss	$(325)	$5	$(320)

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2014
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$9,095	$(3,570)	$5,525
Less: net security losses reclassified into other noninterest income	191	(78)	113
Net change in fair value of securities available for sale	8,904	(3,492)	5,412
Change in fair value of cash flow hedges	(969)	396	(573)
Less: Net cash flow hedge losses reclassified into interest on borrowings expense (1)	(3,662)	1,496	(2,166)
Less: Loss on termination of hedge reclassified into noninterest expense	(1,122)	459	(663)
Net change in fair value of cash flow hedges	3,815	(1,559)	2,256
Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(2,699)	1,103	(1,596)
Net prior service costs related to plan amendment arising during the period	(1,357)	554	(803)
Amortization of net actuarial gains	(44)	18	(26)
Amortization of net prior service cost	102	(42)	60
Amortization of net transition obligation	(2)	1	(1)
Net change in other comprehensive income for defined benefit postretirement plans (2)	(4,000)	1,634	(2,366)
Total other comprehensive income	$8,719	$(3,417)	$5,302

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.4 million, net of tax, will be recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain had amortized to $281,000, $427,000, and $571,000 at December 31, 2016, 2015, and 2014, respectively.

(2)	The amortization of prior service costs is included in the computation of net periodic pension costs as disclosed in Note 15 - Employee Benefit Plans.
Information on the Company's accumulated other comprehensive loss, net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in Thousands)
Beginning balance: January 1, 2014	$(2,023)	$(5,698)	$715	$(428)	$(7,434)
Net change in other comprehensive income (loss)	5,412	2,400	(144)	(2,366)	5,302
Ending balance: December 31, 2014	$3,389	$(3,298)	$571	$(2,794)	$(2,132)
Net change in other comprehensive income (loss)	(2,083)	1,343	(144)	564	(320)
Ending balance: December 31, 2015	$1,306	$(1,955)	$427	$(2,230)	$(2,452)
Net change in other comprehensive income (loss)	(1,133)	2,316	(146)	78	1,115
Ending balance: December 31, 2016	$173	$361	$281	$(2,152)	$(1,337)

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
The following table summarizes the above financial instruments at the dates indicated:

	2016	2015
	(Dollars in thousands)
Commitments to extend credit	$2,227,955	$2,091,170
Standby letters of credit	$18,190	$17,962
Deferred standby letter of credit fees	$108	$72
Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases. The following is a schedule of minimum future lease payments under such leases as of December 31, 2016:

(Dollars in thousands)
2017	$9,287
2018	7,960
2019	7,291
2020	6,296
2021	5,000
Thereafter	8,213
Total future minimum lease commitments	$44,047
Rent expense incurred under operating leases was approximately $8.5 million in 2016, $8.2 million in 2015, and $7.9 million in 2014. Renewal options ranging from 1-10 years exist for several of these leases.
Other Contingencies
At December 31, 2016, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $31.8 million and $21.7 million at December 31, 2016 and 2015, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). Management believes, as of December 31, 2016 and 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.
At December 31, 2016 the most recent notification from the Federal Deposit Insurance Corporation indicated that the Bank's capital levels met or exceeded the minimum levels to be considered "well capitalized" for bank regulatory purposes. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2016 and 2015 are also presented in the table that follows:

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	December 31, 2016
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$824,265	13.60%	$484,942	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$656,080	10.82%	$272,780	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$727,070	11.99%	$363,706	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	$727,070	9.77%	$297,748	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$788,320	13.01%	$484,834	≥	8.0%	$606,042	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$725,760	11.98%	$272,719	≥	4.5%	$393,927	≥	6.5%
Tier 1 capital (to risk weighted assets)	$725,760	11.98%	$363,625	≥	6.0%	$484,834	≥	8.0%
Tier 1 capital (to average assets)	$725,760	9.76%	$297,589	≥	4.0%	$371,986	≥	5.0%
	December 31, 2015
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$747,372	13.36%	$447,664	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$584,378	10.44%	$251,811	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$655,154	11.71%	$335,748	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	$655,154	9.33%	$280,889	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$718,197	12.84%	$447,334	≥	8.0%	$559,167	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$660,979	11.82%	$251,625	≥	4.5%	$363,459	≥	6.5%
Tier 1 capital (to risk weighted assets)	$660,979	11.82%	$335,500	≥	6.0%	$447,334	≥	8.0%
Tier 1 capital (to average assets)	$660,979	9.42%	$280,653	≥	4.0%	$350,816	≥	5.0%
In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased-in, beginning at 0.625% on January 1, 2016 and ultimately increasing to 2.5% on January 1, 2019. The Company's capital levels exceeded the fully phased-in buffer of 2.5% as of December 31, 2016.
Dividend Restrictions
In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company for the year ended December 31, 2016 and 2015 totaled $44.5 million and $38.1 million, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trust Preferred Securities
In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements. At December 31, 2016 and 2015, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.

NOTE 20 PARENT COMPANY FINANCIAL STATEMENTS
Condensed financial information relative to the Parent Company’s balance sheets at December 31, 2016 and 2015 and the related statements of income and cash flows for the years ended December 31, 2016, 2015, and 2014 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.
BALANCE SHEETS

	December 31
	2016	2015
	(Dollars in thousands)
Assets
Cash (1)	$42,596	$35,428
Investments in subsidiaries(2)	935,778	851,743
Prepaid income taxes	625	530
Deferred tax asset	216	2,229
Derivative instruments(1)	1,364	—
Total assets	$980,579	$889,930
Liabilities and stockholders’ equity
Dividends payable	$7,834	$6,824
Junior subordinated debentures	73,107	73,306
Subordinated debentures	34,635	34,589
Derivative instruments(1)	—	2,109
Other liabilities	313	1,639
Total liabilities	115,889	118,467
Stockholders’ equity	864,690	771,463
Total liabilities and stockholders’ equity	$980,579	$889,930

(1)	Entire balance eliminates in consolidation.

(2)	$933.6 million and $849.5 million eliminate in consolidation at December 31, 2016 and 2015, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF INCOME

	Years Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Income
Dividends received from subsidiaries(1)	$44,598	$38,153	$40,170
Interest income(2)	98	78	57
Total income	44,696	38,231	40,227
Expenses
Interest expense	5,901	5,769	4,225
Other expenses	—	29	—
Total expenses	5,901	5,798	4,225
Income before income taxes and equity in undistributed income of subsidiaries	38,795	32,433	36,002
Income tax benefit	(1,791)	(2,301)	(1,298)
Income of parent company	40,586	34,734	37,300
Equity in undistributed income of subsidiaries	36,062	30,226	22,545
Net income	$76,648	$64,960	$59,845

(1)	Income of $62,000, $55,000 and $53,000 was not eliminated in consolidation for the years ended December 31, 2016, 2015, and 2014, respectively.

(2)	Entire balance eliminated in consolidation.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2016	2015	2014
	(Dollars in thousands)
Cash flows from operating activities
Net income	$76,648	$64,960	$59,845
Adjustments to reconcile net income to cash provided by operating activities
Accretion	(154)	(150)	(194)
Deferred income tax expense	678	3,266	293
Change in other assets	423	7,488	—
Change in other liabilities	(5,532)	(254)	(267)
Equity in undistributed income of subsidiaries	(36,062)	(30,226)	(22,545)
Net cash provided by operating activities	36,001	45,084	37,132
Cash flows used in investing activities
Cash paid for acquisitions, net of cash acquired (1)	(950)	(51,680)	—
Net cash used in investing activities	(950)	(51,680)	—
Cash flows provided by (used in) financing activities
Repayment of short-term borrowings	—	—	(5,000)
Proceeds from issuance of subordinated debentures	—	—	35,000
Restricted stock awards issued, net of awards surrendered	(696)	(657)	(641)
Net proceeds from exercise of stock options	201	1,367	2,333
Proceeds from shares issued under the direct stock purchase plan	2,323	2,695	1,555
Common dividends paid	(29,711)	(26,172)	(22,443)
Net cash provided by (used in) financing activities	(27,883)	(22,767)	10,804
Net increase (decrease) in cash and cash equivalents	7,168	(29,363)	47,936
Cash and cash equivalents at the beginning of the year	35,428	64,791	16,855
Cash and cash equivalents at the end of the year	$42,596	$35,428	$64,791

(1)	The majority of the net assets acquired at the parent company represented New England Bancorp Inc.'s investment in its wholly owned subsidiary, Bank of Cape Cod, which was eliminated in consolidation.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21 SELECTED QUARTELY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
			(Dollars in thousands, except per share data)
Interest income	$59,741	$56,429	$61,160	$59,016	$62,308	$60,228	$63,428	$59,870
Interest expense	4,850	5,180	4,627	5,269	4,640	5,183	4,676	4,985
Net interest income	54,891	51,249	56,533	53,747	57,668	55,045	58,752	54,885
Provision (benefit) for loan losses	525	(500)	600	700	950	800	4,000	500
Total noninterest income	19,155	16,557	21,095	20,261	20,416	19,247	21,762	19,824
Total noninterest expenses	46,482	54,977	47,146	48,644	46,857	47,031	51,637	46,486
Provision for income taxes	8,428	3,869	9,508	7,213	9,793	7,867	7,698	8,268
Net income	$18,611	$9,460	$20,374	$17,451	$20,484	$18,594	$17,179	$19,455
Basic earnings per share	$0.71	$0.38	$0.77	$0.67	$0.78	$0.71	$0.64	$0.74
Diluted earnings per share	$0.71	$0.38	$0.77	$0.67	$0.78	$0.71	$0.64	$0.74

Weighted average common shares (basic)	26,275,323	24,959,865	26,304,129	26,149,593	26,324,316	26,200,621	26,710,029	26,238,004
Common stock equivalents	43,409	80,215	47,885	71,819	53,072	63,493	60,022	52,772
Weighted average common shares (diluted)	26,318,732	25,040,080	26,352,014	26,221,412	26,377,388	26,264,114	26,770,051	26,290,776

Unusual or infrequently occurring items
Items within noninterest income
Gain on sale of fixed income securities	$—	$—	$—	$798	$—	$—	$—	$—
Total	$—	$—	$—	$798	$—	$—	$—	$—
Items within noninterest expense
Impairment on acquired facilities	$—	$—	$—	$109	$—	$—	$—	$—
Loss on extinguishment of debt	437	122	—	—	—	—	—	—
Loss on sale of fixed income securities	—	—	—	1,124	—	—	—	—
Merger and acquisition expense	334	10,230	206	271	151	—	4,764	—
Total	$771	$10,352	$206	$1,504	$151	$—	$4,764	$—

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

Lending Activities

The following information represents annual activity of loans to related parties for the periods indicated:

	2016	2015
	(Dollars in thousands)
Principal balance of loans outstanding at beginning of year	$24,653	$25,994
Loan advances	1,718	9,268
Loan payments/payoffs	(3,576)	(10,609)
Principal balance of loans outstanding at end of year	$22,795	$24,653

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2016 and 2015 there were no loans to related parties which were past due, on nonaccrual status or that had been restructured as part of a troubled debt restructuring.

Deposits
At December 31, 2016 and 2015 the amount of deposit balances of related parties totaled $14.7 million and $13.9 million, respectively.

Lease Commitments
There were no leases with related parties during the years ended December 31, 2016 and 2015. Leases with related parties required rental payments of approximately $278,000 during the year ended December 31, 2014.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Independent Bank Corp.’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting, which appears below:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Independent Bank Corp.:
We have audited Independent Bank Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Independent Bank Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Independent Bank Corp. and our report dated February 28, 2017 expressed an unqualified opinion thereon.
Boston, Massachusetts
February 28, 2017

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required herein is incorporated by reference from the Company’s proxy statement relating to its May 18, 2017 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) that will be filed with the Commission within 120 days following the fiscal year end December 31, 2016 under the headings of "Board of Director Information," "Executive Officer Information," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION
The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading "Executive Officer Information" and "Board of Directors Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2016 about the securities authorized for issuance under the Company’s equity compensation plans, consisting of the 2005 Employee Stock Plan and the 2010 Nonemployee Director Stock Plan. The Company’s shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.
Equity Compensation Plans

Equity Compensation Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plans approved by security holders	109,650	$29.93	652,929	(1)
Plans not approved by security holders	—	—	—
TOTAL	109,650	$29.93	652,929

(1)
There are 461,574 shares available for future issuance under the 2005 Employee Stock Plan. There are 191,355 shares available for future issuance under the 2010 Non-Employee Director Stock Plan. Shares under the 2005 and 2010 Plans may be issued as stock options or restricted stock awards.

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
Consolidated balance sheets as of December 31, 2016 and 2015.
Consolidated statements of income and comprehensive income for each of the years in the three-year period ended December 31, 2016.
Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2016.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2016.
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
2.1
Agreement and Plan of Merger dated March 17, 2016 by and among Independent Bank Corp., Rockland Trust Company, New England Bancorp, Inc. and Bank of Cape Cod is incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 17, 2016.

2.2
Agreement and Plan of Merger dated October 20, 2016 by and among Independent Bank Corp., Rockland Trust Company, Island Bancorp, Inc. and The Edgartown National Bank is incorporated by reference to Exhibit 2.1 to Form 8-K filed on October 20, 2016.

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
10.2
Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000), is incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2000 filed on March 29, 2001 (SEC File No. 001-09047). #

10.3
Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Gerard F. Nadeau, and Edward H. Seksay and the Company and/or Rockland Trust incorporated by reference to Exhibit 99.1, 99.2, 99.4, 99.5, and 99.6 to Form 8-K filed on November 21, 2008 (SEC File No. 001-09047). #

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

10.22	Independent Bank Corp. and Rockland Trust Company Executive Officer Performance Incentive Plan, incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 17, 2016. #
10.23	Rockland Trust Company Amended and Restated 401(k) Restoration Plan, incorporated by reference to Exhibit 4.1 to Form S-8 filed on April 20, 2015. #

23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101	Interactive Data File +

*	Filed herewith

+	Furnished herewith

#	Management contract or compensatory plan or arrangement.

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
Date: February 28, 2017
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

/s/ CHRISTOPHER ODDLEIFSON	Director CEO/President	Date:	February 28, 2017
Christopher Oddleifson	(Principal Executive Officer)

/s/ DONNA L. ABELLI	Director and Chairman of the Board	Date:	February 28, 2017
Donna L. Abelli

/s/ ROBERT COZZONE	CFO (Principal Financial Officer)	Date:	February 28, 2017
Robert Cozzone

/s/ MARK RUGGIERO	Controller	Date:	February 28, 2017
Mark Ruggiero	(Principal Accounting Officer)

/s/ WILLIAM P. BISSONNETTE	Director	Date:	February 28, 2017
William P. Bissonnette

/s/ KEVIN J. JONES	Director	Date:	February 28, 2017
Kevin J. Jones

/s/ MARY L. LENTZ	Director	Date:	February 28, 2017
Mary L. Lentz

/s/ EILEEN C. MISKELL	Director	Date:	February 28, 2017
Eileen C. Miskell

/s/ JOHN J. MORRISSEY	Director	Date:	February 28, 2017
John J. Morrissey

/s/ DANIEL F. O’BRIEN	Director	Date:	February 28, 2017
Daniel F. O’ Brien

/s/ CARL RIBEIRO	Director	Date:	February 28, 2017
Carl Ribeiro

/s/ JOHN H. SPURR, JR.	Director	Date:	February 28, 2017
John H. Spurr, Jr.

/s/ MAURICE H. SULLIVAN, JR.	Director	Date:	February 28, 2017
Maurice H. Sullivan, Jr.

/s/ FREDERICK TAW	Director	Date:	February 28, 2017
Frederick Taw

/s/ BRIAN S. TEDESCHI	Director	Date:	February 28, 2017
Brian S. Tedeschi

/s/ THOMAS R. VENABLES	Director	Date:	February 28, 2017
Thomas R. Venables