Form 10-Q
period 2017-03-31
INDEPENDENT BANK CORP
filed 2017-05-04
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Commission File Number: 1-9047
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Acts. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2017, there were 27,051,479 shares of the issuer’s common stock outstanding, par value $0.01 per share.

Table 17 - Noninterest Expense - Three Months Ended	76
Table 18 - Tax Provision and Applicable Tax Rates	77
Table 19 - New Markets Tax Credit Recognition Schedule	77
Table 20 - Interest Rate Sensitivity	79
Table 21 - Sources of Liquidity	81

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$94,662	$97,196
Interest-earning deposits with banks	125,411	191,899
Securities
Securities - trading	1,289	804
Securities - available for sale	401,837	363,644
Securities - held to maturity (fair value $500,917 and $485,650)	502,123	487,076
Total securities	905,249	851,524
Loans held for sale (at fair value)	3,398	6,139
Loans
Commercial and industrial	881,329	902,053
Commercial real estate	3,027,305	3,010,798
Commercial construction	356,173	320,391
Small business	126,374	122,726
Residential real estate	653,999	644,426
Home equity - first position	595,828	577,006
Home equity - subordinate positions	412,943	411,141
Other consumer	10,415	11,064
Total loans	6,064,366	5,999,605
Less: allowance for loan losses	(62,318)	(61,566)
Net loans	6,002,048	5,938,039
Federal Home Loan Bank stock	11,497	11,497
Bank premises and equipment, net	82,027	78,480
Goodwill	221,526	221,526
Other intangible assets	9,087	9,848
Cash surrender value of life insurance policies	145,560	144,503
Other real estate owned and other foreclosed assets	3,404	4,173
Other assets	134,245	154,551
Total assets	$7,738,114	$7,709,375
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$2,043,359	$2,057,086
Savings and interest checking accounts	2,542,667	2,469,237
Money market	1,268,796	1,236,778
Time certificates of deposit of $100,000 and over	242,562	266,190
Other time certificates of deposits	373,290	382,962
Total deposits	6,470,674	6,412,253
Borrowings
Federal Home Loan Bank borrowings	50,811	50,819

Customer repurchase agreements	145,772	176,913
Junior subordinated debentures (less unamortized debt issuance costs of $131 and $136)	73,067	73,107
Subordinated debentures (less unamortized debt issuance costs of $353 and $365)	34,647	34,635
Total borrowings	304,297	335,474
Other liabilities	85,663	96,958
Total liabilities	6,860,634	6,844,685
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value, authorized: 75,000,000 shares, issued and outstanding: 27,046,768 shares at March 31, 2017 and 27,005,813 shares at December 31, 2016 (includes 191,181 and 212,698 shares of unvested participating restricted stock awards, respectively)	269	268
Value of shares held in rabbi trust at cost: 161,156 shares at March 31, 2017 and 170,036 shares at December 31, 2016	(4,330)	(4,277)
Deferred compensation and other retirement benefit obligations	4,330	4,277
Additional paid in capital	452,048	451,664
Retained earnings	425,802	414,095
Accumulated other comprehensive loss, net of tax	(639)	(1,337)
Total stockholders’ equity	877,480	864,690
Total liabilities and stockholders' equity	$7,738,114	$7,709,375
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2017	2016
Interest income
Interest and fees on loans	$58,793	$54,269
Taxable interest and dividends on securities	5,367	5,197
Nontaxable interest and dividends on securities	26	32
Interest on loans held for sale	14	32
Interest on federal funds sold and short-term investments	207	211
Total interest and dividend income	64,407	59,741
Interest expense
Interest on deposits	2,767	2,868
Interest on borrowings	1,440	1,982
Total interest expense	4,207	4,850
Net interest income	60,200	54,891
Provision for loan losses	600	525
Net interest income after provision for loan losses	59,600	54,366
Noninterest income
Deposit account fees	4,544	4,595
Interchange and ATM fees	3,922	3,724
Investment management	5,614	5,003
Mortgage banking income	957	1,132
Gain on sale of equity securities	4	—
Increase in cash surrender value of life insurance policies	964	1,014
Loan level derivative income	606	1,722
Other noninterest income	2,301	1,965
Total noninterest income	18,912	19,155
Noninterest expenses
Salaries and employee benefits	28,324	27,189
Occupancy and equipment expenses	6,158	5,827
Data processing and facilities management	1,272	1,206
FDIC assessment	783	1,010
Advertising expense	1,294	1,257
Loss on extinguishment of debt	—	437
Loss on sale of equity securities	3	29
Merger and acquisition expense	484	334
Software maintenance	930	754
Other noninterest expenses	9,525	8,439
Total noninterest expenses	48,773	46,482
Income before income taxes	29,739	27,039
Provision for income taxes	9,014	8,428
Net income	$20,725	$18,611
Basic earnings per share	$0.77	$0.71
Diluted earnings per share	$0.76	$0.71
Weighted average common shares (basic)	27,029,640	26,275,323
Common share equivalents	81,283	43,409
Weighted average common shares (diluted)	27,110,923	26,318,732
Cash dividends declared per common share	$0.32	$0.29
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2017	2016
Net income	$20,725	$18,611
Other comprehensive income, net of tax
Net change in fair value of securities available for sale	531	4,081
Net change in fair value of cash flow hedges	89	123
Net change in other comprehensive income for defined benefit postretirement plans	78	60
Total other comprehensive income	698	4,264
Total comprehensive income	$21,423	$22,875
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation and Other Retirement Benefit Obligations	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2016	27,005,813	$268	$(4,277)	$4,277	$451,664	$414,095	$(1,337)	$864,690
Cumulative effect accounting adjustment (1)	—	—	—	—	542	(365)	—	177
Net income	—	—	—	—	—	20,725	—	20,725
Other comprehensive income	—	—	—	—	—	—	698	698
Common dividend declared ($0.32 per share)	—	—	—	—	—	(8,653)	—	(8,653)
Proceeds from exercise of stock options, net of cash paid	7,688	—	—	—	143	—	—	143
Stock based compensation	—	—	—	—	643	—	—	643
Restricted stock awards issued, net of awards surrendered	27,534	1	—	—	(1,337)	—	—	(1,336)
Shares issued under direct stock purchase plan	5,733	—	—	—	393	—	—	393
Deferred compensation and other retirement benefit obligations	—	—	(53)	53	—	—	—	—
Balance March 31, 2017	27,046,768	$269	$(4,330)	$4,330	$452,048	$425,802	$(639)	$877,480

Balance December 31, 2015	26,236,352	$260	$(3,958)	$3,958	$405,486	$368,169	$(2,452)	$771,463
Net income	—	—	—	—	—	18,611	—	18,611
Other comprehensive income	—	—	—	—	—	—	4,264	4,264
Common dividend declared ($0.29 per share)	—	—	—	—	—	(7,627)	—	(7,627)
Proceeds from exercise of stock options, net of cash paid	5,000	—	—	—	149	—	—	149
Tax benefit related to equity award activity	—	—	—	—	235	—	—	235
Stock based compensation	—	—	—	—	865	—	—	865
Restricted stock awards issued, net of awards surrendered	36,887	1	—	—	(672)	—	—	(671)
Shares issued under direct stock purchase plan	15,326	—	—	—	679	—	—	679
Deferred compensation and other retirement benefit obligations	—	—	(73)	73	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	179	—	—	179
Balance March 31, 2016	26,293,565	$261	$(4,031)	$4,031	$406,921	$379,153	$1,812	$788,147

(1)
Represents adjustment needed to reflect the cumulative impact on retained earnings for previously recognized stock based compensation, which included an adjustment for estimated forfeitures. Pursuant to the Company's adoption of Accounting Standards Update 2016-09, the Company has elected to recognize stock based compensation without inclusion of a forfeiture estimate, and as such has recognized this adjustment to present retained earnings consistent with this election.

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2017	2016
Cash flow from operating activities
Net income	$20,725	$18,611
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,557	2,905
Provision for loan losses	600	525
Deferred income tax expense	709	462
Net (gain) loss on sale of securities	(1)	29
Net loss on bank premises and equipment	4	—
Loss on extinguishment of debt	—	437
Net gain on other real estate owned and foreclosed assets	(29)	(86)
Realized gain on sale leaseback transaction	(258)	(258)
Stock based compensation	643	865
Excess tax benefit related to equity award activity	—	(235)
Increase in cash surrender value of life insurance policies	(964)	(1,014)
Change in fair value on loans held for sale	147	(54)
Net change in:
Trading assets	(485)	(407)
Loans held for sale	2,594	(1,544)
Other assets	18,384	(30,455)
Other liabilities	(8,192)	11,762
Total adjustments	16,709	(17,068)
Net cash provided by operating activities	37,434	1,543
Cash flows used in investing activities
Proceeds from sales of securities available for sale	16	266
Proceeds from maturities and principal repayments of securities available for sale	12,107	11,575
Purchases of securities available for sale	(49,617)	(16,469)
Proceeds from maturities and principal repayments of securities held to maturity	19,101	19,942
Purchases of securities held to maturity	(34,090)	—
Redemption of Federal Home Loan Bank stock	—	2,624
Investments in low income housing projects	(3,437)	(2,648)
Purchases of life insurance policies	(93)	(93)
Net increase in loans	(64,997)	(40,895)
Purchases of bank premises and equipment	(5,457)	(2,750)
Proceeds from the sale of bank premises and equipment	27	—
Proceeds from the sale of other real estate owned and foreclosed assets	1,255	724
Net payments relating to other real estate owned and foreclosed assets	—	(113)
Net cash used in investing activities	(125,185)	(27,837)
Cash flows provided by (used in) financing activities
Net decrease in time deposits	(33,219)	(27,633)
Net increase in other deposits	91,721	32,177

Repayments of long-term Federal Home Loan Bank borrowings	—	(51,641)
Net increase (decrease) in customer repurchase agreements	(31,141)	610
Net proceeds from exercise of stock options	143	149
Restricted stock awards issued, net of awards surrendered	(1,336)	(671)
Excess tax benefit from stock based compensation	—	235
Tax benefit from deferred compensation distribution	—	179
Proceeds from shares issued under direct stock purchase plan	393	679
Common dividends paid	(7,832)	(6,823)
Net cash provided by (used in) financing activities	18,729	(52,739)
Net decrease in cash and cash equivalents	(69,022)	(79,033)
Cash and cash equivalents at beginning of year	289,095	275,765
Cash and cash equivalents at end of period	$220,073	$196,732
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$457	$86
Net increase in capital commitments relating to low income housing project investments	$60	$37
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 "Compensation - Stock Compensation" Update No. 2016-09. Update No. 2016-09 was issued in March 2016 and affects all entities that issue share-based awards to their employees. This update was issued as part of the FASB’s simplification initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2017. Upon adoption, the Company elected to no longer estimate forfeitures on stock compensation and instead recognize forfeitures when they occur. The election required a cumulative effect adjustment to retained earnings which did not materially impact the Company's consolidated financial position. Additionally, the disclosure requirements of this standard will be applied on a prospective basis.
FASB ASC Topic 310-20 "Receivables - Nonrefundable fees and Other Costs" Update No. 2017-08. Update No. 2017-08 was issued in March 2017 to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company early adopted this standard effective January 1, 2017 and the impact on the Company's consolidated financial position was immaterial.
FASB ASC Topic 715 "Compensation - Retirement Benefits" Update No. 2017-07. Update No. 2017-07 was issued in March 2017 to improve the presentation of net periodic pension cost and net periodic postretirement benefit costs. This update requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The amendments in this update are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which the financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be within the first interim period if an employer issues interim financial statements. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

FASB ASC Subtopic 610-20 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" Update No. 2017-05. Update No. 2017-05 was issued in February 2017 to clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term in substance nonfinancial asset, in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. The amendments in this update also clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. For purposes of that evaluation, the amendments require an entity to evaluate the underlying assets in consolidated subsidiaries to determine whether those assets are within the scope of Subtopic 610-20. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The guidance may be applied earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods in that reporting period. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.
FASB ASC Topic 350 "Intangibles - Goodwill and Other " Update No. 2017-04. Update No. 2017-04 was issued in January 2017 to simplify the subsequent measurement of goodwill, by eliminating Step 2 for the goodwill impairment test. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity is no longer required to determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit has been acquired in a business combination. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.
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

NOTE 3 - SECURITIES
Trading Securities

The Company had trading securities of $1.3 million and $804,000 as of March 31, 2017 and December 31, 2016, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified
401(k) Restoration Plan and Non-Qualified Deferred Compensation Plan.
Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and securities held to maturity for the periods indicated:

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$24,007	$262	$—	$24,269	$24,006	$238	$—	$24,244
Agency mortgage-backed securities	186,103	2,729	(498)	188,334	173,268	2,852	(736)	175,384
Agency collateralized mortgage obligations	126,017	182	(1,331)	124,868	101,094	106	(1,332)	99,868
State, county, and municipal securities	3,733	54	—	3,787	3,743	50	—	3,793
Single issuer trust preferred securities issued by banks	2,298	22	—	2,320	2,311	3	(3)	2,311
Pooled trust preferred securities issued by banks and insurers	2,201	—	(605)	1,596	2,200	—	(616)	1,584
Small business administration pooled securities	37,140	28	(166)	37,002	37,561	—	(372)	37,189
Equity securities	19,166	964	(469)	19,661	19,183	641	(553)	19,271
Total available for sale securities	$400,665	$4,241	$(3,069)	$401,837	$363,366	$3,890	$(3,612)	$363,644
Held to maturity securities
U.S. Treasury securities	$1,007	$45	$—	$1,052	$1,007	$47	$—	$1,054
Agency mortgage-backed securities	184,317	2,283	(1,024)	185,576	156,088	2,274	(858)	157,504
Agency collateralized mortgage obligations	284,716	1,065	(3,657)	282,124	297,445	1,002	(3,797)	294,650
Single issuer trust preferred securities issued by banks	1,500	38	—	1,538	1,500	44	—	1,544
Small business administration pooled securities	30,583	228	(184)	30,627	31,036	189	(327)	30,898
Total held to maturity securities	$502,123	$3,659	$(4,865)	$500,917	$487,076	$3,556	$(4,982)	$485,650
Total	$902,788	$7,900	$(7,934)	$902,754	$850,442	$7,446	$(8,594)	$849,294
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of March 31, 2017 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,232	$1,239	$—	$—
Due after one year to five years	38,912	39,410	15,915	16,092
Due after five to ten years	87,856	88,207	21,090	21,643
Due after ten years	253,499	253,320	465,118	463,182
Total debt securities	$381,499	$382,176	$502,123	$500,917
Equity securities	$19,166	$19,661	$—	$—
Total	$400,665	$401,837	$502,123	$500,917

Inclusive in the table above is $10.9 million of callable securities in the Company’s investment portfolio at March 31, 2017.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $498.6 million and $482.1 million at March 31, 2017 and December 31, 2016, respectively.
At March 31, 2017 and December 31, 2016, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.
Other-Than-Temporary Impairment ("OTTI")
The Company continually reviews investment securities for the existence of OTTI, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, the credit worthiness of the obligor of the security, volatility of earnings, current analysts’ evaluations, the Company’s intent to sell the security, whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2017
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	42	$145,227	$(1,522)	$—	$—	$145,227	$(1,522)
Agency collateralized mortgage obligations	33	247,688	(3,003)	45,458	(1,985)	293,146	(4,988)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,596	(605)	1,596	(605)
Small business administration pooled securities	4	46,217	(350)	—	—	46,217	(350)
Equity securities	22	1,706	(53)	5,928	(416)	7,634	(469)
Total temporarily impaired securities	102	$440,838	$(4,928)	$52,982	$(3,006)	$493,820	$(7,934)

	December 31, 2016
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	57	$137,949	$(1,594)	$—	$—	$137,949	$(1,594)
Agency collateralized mortgage obligations	32	243,051	(3,140)	47,403	(1,989)	290,454	(5,129)
Single issuer trust preferred securities issued by banks and insurers	1	—	—	1,036	(3)	1,036	(3)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,583	(616)	1,583	(616)
Small business administration pooled securities	5	59,846	(699)	—	—	59,846	(699)
Equity securities	25	3,625	(77)	6,334	(476)	9,959	(553)
Total temporarily impaired securities	121	$444,471	$(5,510)	$56,356	$(3,084)	$500,827	$(8,594)
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at March 31, 2017:

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

•
Equity Securities: This portfolio consists of mutual funds and other equity investments. During some periods, the mutual funds in the Company’s investment portfolio may have unrealized losses resulting from market fluctuations, as well as the risk premium associated with that particular asset class. For example, emerging market equities tend to trade at a higher risk premium than U.S. government bonds and thus, will fluctuate to a greater degree on both the upside and the downside. In the context of a well-diversified portfolio, however, the correlation amongst the various asset classes represented by the funds serves to minimize downside risk. The Company evaluates each mutual fund in the portfolio regularly and measures performance on both an absolute and relative basis. A reasonable recovery period for positions with an unrealized loss is based on management’s assessment of general economic data, trends within a particular asset class, valuations, earnings forecasts and bond durations. The Company has the ability and intent to hold these equity securities until a recovery of fair value.

For the three months ended March 31, 2017 and 2016 there was no OTTI recorded and no cumulative credit related component of OTTI.

NOTE 4 - LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY
The following tables bifurcate the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	March 31, 2017
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$842,891	$3,002,407	$356,173	$125,628	$632,634	$1,002,898	$10,057	$5,972,688
Individually evaluated for impairment	$38,438	$14,766	$—	$746	$13,674	$5,685	$358	$73,667
Purchased credit impaired loans	$—	$10,132	$—	$—	$7,691	$188	$—	$18,011
Total loans by group	$881,329	$3,027,305	$356,173	$126,374	$653,999	$1,008,771	$10,415	$6,064,366	(1)

	December 31, 2016
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$862,875	$2,983,642	$320,391	$121,855	$622,392	$982,095	$10,666	$5,903,916
Individually evaluated for impairment	$39,178	$16,813	$—	$871	$14,175	$5,863	$397	$77,297
Purchased credit impaired loans	$—	$10,343	$—	$—	$7,859	$189	$1	$18,392
Total loans by group	$902,053	$3,010,798	$320,391	$122,726	$644,426	$988,147	$11,064	$5,999,605	(1)

(1)
The amount of net deferred costs on originated loans included in the ending balance was $5.5 million and $5.1 million at March 31, 2017 and December 31, 2016 respectively. Net unamortized discounts on acquired loans not deemed to be purchased credit impaired ("PCI") included in the ending balance was $8.3 million and $8.6 million at March 31, 2017 and December 31, 2016, respectively.

The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended March 31, 2017
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$16,921	$30,369	$4,522	$1,502	$2,621	$5,238	$393	$61,566
Charge-offs	—	—	—	(70)	(23)	(14)	(401)	(508)
Recoveries	187	31	—	66	12	76	288	660
Provision (benefit)	(590)	343	501	35	106	45	160	600
Ending balance	$16,518	$30,743	$5,023	$1,533	$2,716	$5,345	$440	$62,318
Ending balance: collectively evaluated for impairment	$12,960	$30,570	$5,023	$1,531	$1,650	$5,110	$419	$57,263
Ending balance: individually evaluated for impairment	$3,558	$173	$—	$2	$1,066	$235	$21	$5,055
	Three Months Ended March 31, 2016
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,802	$27,327	$5,366	$1,264	$2,590	$4,889	$587	$55,825
Charge-offs	(2)	—	—	(63)	(19)	(147)	(306)	(537)
Recoveries	138	189	—	21	—	27	244	619
Provision (benefit)	(453)	1,079	(266)	119	(4)	146	(96)	525
Ending balance	$13,485	$28,595	$5,100	$1,341	$2,567	$4,915	$429	$56,432
Ending balance: individually evaluated for impairment	$222	$802	$—	$3	$1,223	$231	$26	$2,507
Ending balance: collectively evaluated for impairment	$13,263	$27,793	$5,100	$1,338	$1,344	$4,684	$403	$53,925
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

•
Commercial Real Estate: Loans in this category consist of mortgage loans to finance investment in real property such as multi-family residential, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties.  Loans are typically written with amortizing payment structures.  Collateral values are determined based upon third party appraisals and evaluations.  Loan to value ratios at origination are governed by established policy and regulatory guidelines. Repayment sources consist of, primarily, cash flow from operating leases and rents and, secondarily, liquidation of assets.

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

•
Small Business: Loans in this category consist of revolving, term loan and mortgage obligations extended to sole proprietors and small businesses for purposes of financing working capital and/or capital investment.  Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, or real estate if applicable.  Repayment sources consist primarily of operating cash flows and, secondarily, liquidation of assets.

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

•
Home Equity: Home equity loans and credit lines are made to qualified individuals and are primarily secured by senior or junior mortgage liens on owner-occupied 1-4 family homes, condominiums or vacation homes. Each home equity loan has a fixed rate and is billed in equal payments comprised of principal and interest. Each home equity line of credit has a variable rate and is billed in interest-only payments during the draw period. At the end of the draw period, each home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Additionally, the Company has the option of renewing each line of credit for additional draw periods.  Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines.

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
The following table details the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		March 31, 2017
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$782,142	$2,900,222	$354,245	$123,998	$4,160,607
Potential weakness	7	36,868	89,588	1,096	1,542	129,094
Definite weakness-loss unlikely	8	62,219	35,079	832	828	98,958
Partial loss probable	9	100	2,416	—	6	2,522
Definite loss	10	—	—	—	—	—
Total		$881,329	$3,027,305	$356,173	$126,374	$4,391,181

		December 31, 2016
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$783,825	$2,876,570	$317,099	$120,304	$4,097,798
Potential weakness	7	46,176	84,641	1,363	1,859	134,039
Definite weakness-loss unlikely	8	71,991	47,164	1,929	556	121,640
Partial loss probable	9	61	2,423	—	7	2,491
Definite loss	10	—	—	—	—	—
Total		$902,053	$3,010,798	$320,391	$122,726	$4,355,968

For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. However, the Company does supplement performance data with current Fair Isaac Corporation (“FICO”) scores and Loan to Value (“LTV”) estimates. Current FICO data is purchased and appended to all consumer loans on a regular basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios, periodically. The following table shows the weighted average FICO scores and the weighted average combined LTV ratios as of the periods indicated below:

	March 31, 2017	December 31, 2016
Residential portfolio
FICO score (re-scored)(1)	744	743
LTV (re-valued)(2)	63.4%	63.2%
Home equity portfolio
FICO score (re-scored)(1)	767	767
LTV (re-valued)(2)	54.9%	55.9%

(1)
The average FICO scores for March 31, 2017 and December 31, 2016 are based upon rescores available from November 30, 2016 and origination score data for loans booked between December 1, 2016 and the dates indicated.

(2)
The combined LTV ratios for March 31, 2017 and December 31, 2016 are based upon updated automated valuations as of March 31, 2015 and origination value data for loans booked between April 1, 2015 and through the dates indicated. For home equity loans and lines in a subordinate lien position, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

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

The following table shows information regarding nonaccrual loans at the dates indicated:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$36,877	$37,455
Commercial real estate	4,792	6,266
Small business	207	302
Residential real estate	7,139	7,782
Home equity	5,987	5,553
Other consumer	48	47
Total nonaccrual loans (1)	$55,050	$57,405

(1)	Included in these amounts were $5.4 million and $5.2 million of nonaccruing TDRs at March 31, 2017 and December 31, 2016, respectively.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$3,006	$3,775
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$2,277	$1,715
The following table shows the age analysis of past due financing receivables as of the dates indicated:

	March 31, 2017
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	10	$3,089	6	$14,666	34	$1,123	50	$18,878	$862,451	$881,329	$—
Commercial real estate	15	3,158	—	—	9	3,141	24	6,299	3,021,006	3,027,305	—
Commercial construction	—	—	—	—	—	—	—	—	356,173	356,173	—
Small business	9	331	8	108	13	120	30	559	125,815	126,374	—
Residential real estate	11	1,867	6	968	23	3,258	40	6,093	647,906	653,999	—
Home equity	14	1,156	6	460	18	1,417	38	3,033	1,005,738	1,008,771	—
Other consumer (1)	226	151	14	42	17	16	257	209	10,206	10,415	2
Total	285	$9,752	40	$16,244	114	$9,075	439	$35,071	$6,029,295	$6,064,366	$2

	December 31, 2016
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	8	$100	32	$253	6	$2,480	46	$2,833	$899,220	$902,053	$—
Commercial real estate	5	1,518	8	1,957	8	3,105	21	6,580	3,004,218	3,010,798	—
Commercial construction	—	—	—	—	—	—	—	—	320,391	320,391	—
Small business	9	323	—	—	19	140	28	463	122,263	122,726	—
Residential real estate	11	1,277	9	1,950	27	3,507	47	6,734	637,692	644,426	—
Home equity	19	1,117	11	767	16	1,209	46	3,093	985,054	988,147	—
Other consumer (1)	249	184	12	17	15	7	276	208	10,856	11,064	2
Total	301	$4,519	72	$4,944	91	$10,448	464	$19,911	$5,979,694	$5,999,605	$2

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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
TDRs on accrual status	$25,575	$27,093
TDRs on nonaccrual	5,439	5,199
Total TDRs	$31,014	$32,292
Amount of specific reserves included in the allowance for loan losses associated with TDRs	$1,439	$1,417
Additional commitments to lend to a borrower who has been a party to a TDR	$2,116	$1,378
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

The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended
	March 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	2	$80	$80
Commercial real estate	4	934	934
Small business	4	143	143
Home equity	2	140	140
Total	12	$1,297	$1,297

	Three Months Ended
	March 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	3	$277	$277
Commercial real estate	2	424	424
Residential real estate	2	423	465
Home equity	1	182	182
Other consumer	4	85	85
Total	12	$1,391	$1,433

(1)
The post-modification balances represent the legal principal balance of the loan on the date of modification. These amounts may show an increase when modifications include a capitalization of interest.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	Three Months Ended March 31
	2017	2016
	(Dollars in thousands)
Extended maturity	$1,207	$1,195
Combination rate and maturity	—	238
Court ordered concession	90	—
Total	$1,297	$1,433
The Company considers a loan to have defaulted when it reaches 90 days past due. There were no loans modified during the past twelve months which have subsequently defaulted during the three months ended March 31, 2017 and 2016.
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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio at the dates indicated:

	March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$28,319	$29,280	$—
Commercial real estate	9,596	10,742	—
Small business	300	359	—
Residential real estate	3,640	3,858	—
Home equity	4,289	4,378	—
Other consumer	117	118	—
Subtotal	46,261	48,735	—
With an allowance recorded
Commercial and industrial	$10,119	$10,220	$3,558
Commercial real estate	5,170	5,516	173
Small business	446	462	2
Residential real estate	10,034	10,626	1,066
Home equity	1,396	1,568	235
Other consumer	241	242	21
Subtotal	27,406	28,634	5,055
Total	$73,667	$77,369	$5,055

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$28,776	$29,772	$—
Commercial real estate	11,628	12,891	—
Commercial construction	—	—	—
Small business	494	569	—
Residential real estate	4,216	4,427	—
Home equity	4,485	4,572	—
Other consumer	146	146	—
Subtotal	49,745	52,377	—
With an allowance recorded
Commercial and industrial	$10,402	$10,440	$3,661
Commercial real estate	5,185	5,533	196
Small business	377	392	8
Residential real estate	9,959	10,530	1,086
Home equity	1,378	1,547	242
Other consumer	251	252	21
Subtotal	27,552	28,694	5,214
Total	$77,297	$81,071	$5,214

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended
	March 31, 2017
	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$39,193	$208
Commercial real estate	9,678	91
Small business	304	3
Residential real estate	3,671	43
Home equity	4,323	44
Other consumer	120	2
Subtotal	57,289	391
With an allowance recorded
Commercial and industrial	$10,178	$4
Commercial real estate	5,189	50
Small business	457	5
Residential real estate	10,057	85
Home equity	1,402	13
Other consumer	245	2
Subtotal	27,528	159
Total	$84,817	$550

	Three Months Ended
	March 31, 2016
	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,871	$17
Commercial real estate	15,093	137
Small business	478	4
Residential real estate	3,639	43
Home equity	4,718	48
Other consumer	146	3
Subtotal	26,945	252
With an allowance recorded
Commercial and industrial	$2,090	$4
Commercial real estate	8,024	69
Small business	484	8
Residential real estate	10,528	94
Home equity	1,323	10
Other consumer	398	3
Subtotal	22,847	188
Total	$49,792	$440

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

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Outstanding balance	$20,034	$20,477
Carrying amount	$18,011	$18,392

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended March 31
	2017	2016
	(Dollars in thousands)
Beginning balance	$2,370	$2,827
Acquisition	—	—
Accretion	(307)	(409)
Other change in expected cash flows (1)	216	297
Reclassification from nonaccretable difference for loans which have paid off (2)	—	64
Ending balance	$2,279	$2,779
(1) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).
(2) Results in increased interest income during the period in which the loan paid off at amount greater than originally expected.

NOTE 5 -EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended
	March 31
	2017	2016
	(Dollars in thousands, except per share data)
Net income	$20,725	$18,611

Weighted Average Shares
Basic shares	27,029,640	26,275,323
Effect of dilutive securities	81,283	43,409
Diluted shares	27,110,923	26,318,732

Net income per share
Basic EPS	$0.77	$0.71
Effect of dilutive securities	(0.01)	—
Diluted EPS	$0.76	$0.71
The following table illustrates the options to purchase common stock or shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive for the periods indicated:

	Three Months Ended
	March 31
	2017	2016
Stock options	—	2,252
Performance-based restricted stock	127	—

NOTE 6 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the three months ended March 31, 2017, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/13/2017	1,200	2005 Employee Stock Plan	$62.53	Ratably over 5 years from grant date
2/16/2017	34,150	2005 Employee Stock Plan	$63.10	Ratably over 5 years from grant date
3/31/2017	500	2005 Employee Stock Plan	$65.63	Ratably over 5 years from grant date
The fair value of the restricted stock awards is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.
Performance-Based Restricted Stock Awards
On February 16, 2017, the Company granted 14,400 performance-based restricted stock awards to certain executive level employees. These performance-based restricted stock awards were issued from the 2005 Employee Stock Plan and were determined to have a grant date fair value per share of $63.10, determined by the average of the high and low price at which the Company's common stock traded on the date of grant. The number of shares to be vested will be contingent upon the Company's attainment of certain performance measures outlined in the award agreement and will be measured as of the end of the three year performance period, which includes January 1, 2017 through December 31, 2019. The awards will vest upon the earlier of the date on which it is determined if the performance goal is achieved, subsequent to the performance period; or, March 31, 2020. These awards will be accounted for as equity awards due to the nature of these awards and the fact that these shares will not be settled in cash.
The holders of these awards are not entitled to receive dividends or vote until the shares are vested.
On February 28, 2017, the performance-based restricted stock awards that were awarded on March 20, 2014 vested at 94% of the maximum target shares awarded, or 15,289 shares.
Stock Options
The Company did not grant any awards of options to purchase shares of common stock during the three months ended March 31, 2017.

NOTE 7 - REPURCHASE AGREEMENTS

The Company can raise additional liquidity by entering into repurchase agreements at its discretion. These repurchases are accounted for as a secured borrowing transaction for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement the Company is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Company enters into repurchase agreements that stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Company's safekeeping agents.

The table below sets forth information regarding the Company’s repurchase agreements allocated by source of collateral at the dates indicated:

	March 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(Dollars in thousands)
Sources of collateral
U.S. government agency securities	$16,762	$—	$—	$—	$16,762
Agency mortgage-backed securities	56,837	—	—	—	56,837
Agency collateralized mortgage obligations	72,173	—	—	—	72,173
Total borrowings	$145,772	$—	$—	$—	$145,772

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(Dollars in thousands)
Sources of Collateral
U.S. government agency securities	$20,233	$—	$—	$—	$20,233
Agency mortgage-backed securities	79,079	—	—	—	79,079
Agency collateralized mortgage obligations	77,601	—	—	—	77,601
Total borrowings	$176,913	$—	$—	$—	$176,913

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

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

March 31, 2017
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	1.11%	2.94%	$(600)
25,000	1-Apr-16	17-Jan-17	15-Dec-21	3 Month LIBOR	1.13%	1.36%	726
25,000	1-Apr-16	17-Jan-17	15-Dec-21	3 Month LIBOR	1.13%	1.36%	710
$75,000							$836
December 31, 2016
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
			(Dollars in thousands)
$25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.95%	2.94%	$(740)
25,000	1-Apr-16	17-Jan-17	15-Dec-21	3 Month LIBOR	N/A	1.36%	689
25,000	1-Apr-16	17-Jan-17	15-Dec-21	3 Month LIBOR	N/A	1.36%	675
$75,000							$624

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $153,000 (pre-tax) to be reclassified to interest expense from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of March 31, 2017.
The Company recognized $61,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for the three month periods ended March 31, 2017 and 2016.
The Company had no fair value hedges as of March 31, 2017 or December 31, 2016.
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

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2017
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	226	$31,782	$19,558	$106,647	$188,536	$519,949	$866,472	$8,608
Pay fixed, receive variable	211	$31,782	$19,558	$106,647	$188,536	$519,949	$866,472	$(8,617)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	22	$52,619	$—	$—	$—	$—	$52,619	$(1,432)
Buys U.S. currency, sells foreign currency	22	$52,619	$—	$—	$—	$—	$52,619	$1,452
	December 31, 2016
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	222	$30,245	$21,708	$63,771	$165,783	$567,897	$849,404	$12,005
Pay fixed, receive variable	207	$30,245	$21,708	$63,771	$165,783	$567,897	$849,404	$(12,008)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	33	$45,711	$—	$—	$—	$—	$45,711	$(2,250)
Buys U.S. currency, sells foreign currency	33	$45,711	$—	$—	$—	$—	$45,711	$2,277

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
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

The change in fair value on the interest rate lock commitments and forward delivery sale commitments are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was a decrease of $147,000 and an increase of $54,000 for the three month periods ended March 31, 2017 and 2016, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives. Additionally, the aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income amounted to $980,000 and $894,000 for the three month periods ended March 31, 2017 and 2016, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	March 31 2017	December 31 2016	Balance Sheet Location	March 31 2017	December 31 2016
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$1,436	$1,364	Other liabilities	$600	$740
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	Other assets	$16,697	$18,629	Other liabilities	$16,706	$18,632
Foreign exchange contracts	Other assets	1,739	2,338	Other liabilities	1,719	2,311
Mortgage Derivatives
Interest rate lock commitments	Other assets	212	430	Other liabilities	—	—
Forward sales agreements	Other assets	35	—	Other liabilities	—	233
		$18,683	$21,397		$18,425	$21,176
Total		$20,119	$22,761		$19,025	$21,916

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended
	March 31
	2017	2016
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$89	$123
Loss reclassified from OCI into interest expense (effective portion)	$(93)	$(661)
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest expense	$—	$—
Other expense	—	—
Total	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$(7)	$72
Other expense	(6)	(16)
Changes in fair value of mortgage derivatives
Mortgage banking income	50	114
Total	$37	$170

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial. The Company's exposure relating to institutional counterparties was $5.5 million and $4.7 million at March 31, 2017 and December 31, 2016, respectively. The Company’s exposure relating to customer counterparties was approximately $13.4 million and $16.1 million at March 31, 2017 and December 31, 2016, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

NOTE 9 - BALANCE SHEET OFFSETTING
The Company does not offset fair value amounts recognized for derivative instruments or repurchase agreements. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. At March 31, 2017, it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	March 31, 2017
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$1,436	$—	$1,436	$710	$—	$726
Loan level derivatives	16,697	—	16,697	3,676	—	13,021
Customer foreign exchange contracts	1,739	—	1,739	—	—	1,739
	$19,872	$—	$19,872	$4,386	$—	$15,486

Derivative Liabilities
Interest rate swaps	$600	$—	$600	$—	$600	$—
Loan level derivatives	16,706	—	16,706	4,386	8,176	4,144
Customer foreign exchange contracts	1,719	—	1,719	—	—	1,719
Repurchase agreements
Customer repurchase agreements	145,772	—	145,772	—	145,772	—
	$164,797	$—	$164,797	$4,386	$154,548	$5,863

(1)	Reflects offsetting derivative positions with the same counterparty.

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2016
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$1,364	$—	$1,364	$961	$—	$403
Loan level derivatives	18,629	—	18,629	3,261	—	15,368
Customer foreign exchange contracts	2,338	—	2,338	—	—	2,338
	$22,331	$—	$22,331	$4,222	$—	$18,109

Derivative Liabilities
Interest rate swaps	$740	$—	$740	$—	$740	$—
Loan level derivatives	18,632	—	18,632	4,222	11,106	3,304
Customer foreign exchange contracts	2,311	—	2,311	—	—	2,311
Repurchase agreements
Customer repurchase agreements	176,913	—	176,913	—	176,913	—
	$198,596	$—	$198,596	$4,222	$188,759	$5,615

(1)	Reflects offsetting derivative positions with the same counterparty.

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2017 and December 31,

2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified as Level 2.
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
	March 31, 2017
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$1,289	$1,289	$—	$—
Securities available for sale
U.S. Government agency securities	24,269	—	24,269	$—
Agency mortgage-backed securities	188,334	—	188,334	—
Agency collateralized mortgage obligations	124,868	—	124,868	—
State, county, and municipal securities	3,787	—	3,787	—
Single issuer trust preferred securities issued by banks and insurers	2,320	—	2,320	—
Pooled trust preferred securities issued by banks and insurers	1,596	—	—	1,596
Small business administration pooled securities	37,002	—	37,002	—
Equity securities	19,661	19,661	—	—
Loans held for sale	3,398	—	3,398	—
Derivative instruments	20,119	—	20,119	—
Liabilities
Derivative instruments	19,025	—	19,025	—
Total recurring fair value measurements	$407,618	$20,950	$385,072	$1,596

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$35,247	$—	$—	$35,247
Other real estate owned and other foreclosed assets	3,404	—	—	3,404
Total nonrecurring fair value measurements	$38,651	$—	$—	$38,651

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2016
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$804	$804	$—	$—
Securities available for sale
U.S. Government agency securities	$24,244	$—	$24,244	$—
Agency mortgage-backed securities	175,384	—	175,384	—
Agency collateralized mortgage obligations	99,868	—	99,868	—
State, county, and municipal securities	3,793	—	3,793	—
Single issuer trust preferred securities issued by banks and insurers	2,311	—	2,311	—
Pooled trust preferred securities issued by banks and insurers	1,584	—	—	1,584
Small business administration pooled securities	37,189	—	37,189	—
Equity securities	19,271	19,271	—	—
Loans held for sale	6,139	—	6,139	—
Derivative instruments	22,761	—	22,761	—
Liabilities
Derivative instruments	21,916	—	21,916	—
Total recurring fair value measurements	$371,432	$20,075	$349,773	$1,584

Nonrecurring fair value measurements:
Assets
Collateral dependent impaired loans	$33,974	$—	$—	$33,974
Other real estate owned and other foreclosed assets	4,173	—	—	4,173
Total nonrecurring fair value measurements	$38,147	$—	$—	$38,147
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, as of the dates indicated:

	Three Months Ended
	March 31
	2017	2016
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,584	$1,572
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	11	(71)
Settlements	1	(1)
Ending balance	$1,596	$1,500
It is the Company’s policy to recognize the transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the three month periods ended March 31, 2017 or 2016.

The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3 for the periods indicated:

	March 31 2017	December 31 2016		March 31 2017	December 31 2016	March 31 2017	December 31 2016
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,596	$1,584	Cumulative prepayment	0% - 62%	0% - 62%	2.5%	2.5%
			Cumulative default	5% - 100%	5% - 100%	12.8%	12.8%
			Loss given default	85% - 100%	85% - 100%	94.3%	94.2%
			Cure given default	0% - 75%	0% - 75%	60.9%	60.9%
Appraisals of collateral(1)
Collateral dependent impaired loans	$35,247	$33,974
Other real estate owned and foreclosed assets	$3,404	$4,173

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
	March 31, 2017
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,007	$1,052	$—	$1,052	$—
Agency mortgage-backed securities	184,317	185,576	—	185,576	—
Agency collateralized mortgage obligations	284,716	282,124	—	282,124	—
Single issuer trust preferred securities issued by banks	1,500	1,538	—	1,538	—
Small business administration pooled securities	30,583	30,627	—	30,627	—
Loans, net of allowance for loan losses(b)	5,966,801	5,839,125	—	—	5,839,125
Federal Home Loan Bank stock(c)	11,497	11,497	—	11,497	—
Cash surrender value of life insurance policies(d)	145,560	145,560	—	145,560	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$5,854,822	5,854,822	—	5,854,822	—
Time certificates of deposits(f)	$615,852	613,566	—	613,566	—
Federal Home Loan Bank borrowings(f)	50,811	50,831	—	50,831	—
Customer repurchase agreements and other short-term borrowings(f)	145,772	145,772	—	—	145,772
Junior subordinated debentures(g)	73,067	73,611	—	73,611	—
Subordinated debentures(f)	34,647	33,034	—	—	33,034

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2016
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,007	$1,054	$—	$1,054	$—
Agency mortgage-backed securities	156,088	157,504	—	157,504	—
Agency collateralized mortgage obligations	297,445	294,650	—	294,650	—
Single issuer trust preferred securities issued by banks	1,500	1,544	—	1,544	—
Small business administration pooled securities	31,036	30,898	—	30,898	—
Loans, net of allowance for loan losses(b)	5,904,065	5,784,778	—	—	5,784,778
Federal Home Loan Bank stock(c)	11,497	11,497	—	11,497	—
Cash surrender value of life insurance policies(d)	144,503	144,503	—	144,503	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	5,763,101	5,763,101	—	5,763,101	—
Time certificates of deposits(f)	649,152	647,038	—	647,038	—
Federal Home Loan Bank borrowings(f)	50,819	50,898	—	50,898	—
Customer repurchase agreements and other short-term borrowings(f)	176,913	176,913	—	—	176,913
Junior subordinated debentures(g)	73,107	72,510	—	72,510	—
Subordinated debentures(f)	34,635	34,241	—	—	34,241

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

NOTE 11 - COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended March 31, 2017
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$896	$(364)	$532
Less: net security gains reclassified into other noninterest income (expense)	1	—	1
Net change in fair value of securities available for sale	895	(364)	531

Change in fair value of cash flow hedges	58	(24)	34
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(93)	38	(55)
Net change in fair value of cash flow hedges	151	(62)	89

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(7)	3	(4)
Amortization of net actuarial losses	70	(29)	41
Amortization of net prior service costs	69	(28)	41
Net change in other comprehensive income for defined benefit postretirement plans (2)	132	(54)	78
Total other comprehensive income	$1,178	$(480)	$698

	Three Months Ended March 31, 2016
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$6,708	$(2,610)	$4,098
Less: net security losses reclassified into other noninterest income	(29)	12	(17)
Net change in fair value of securities available for sale	6,679	(2,598)	4,081

Change in fair value of cash flow hedges	(456)	188	(268)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(661)	270	(391)
Net change in fair value of cash flow hedges	205	(82)	123

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(28)	11	(17)
Amortization of net actuarial losses	61	(25)	36
Amortization of net prior service credits	69	(28)	41
Net change in other comprehensive income for defined benefit postretirement plans (2)	102	(42)	60
Total other comprehensive income	$6,986	$(2,722)	$4,264

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in 2009. The original gain of $1.4 million, net of tax, is being recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $245,000 and $281,000 at March 31, 2017 and December 31, 2016, respectively.

(2)
The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in the Employee Benefit Plans footnote in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2017
Beginning balance: January 1, 2017	$173	$361	$281	$(2,152)	$(1,337)
Net change in other comprehensive income (loss)	531	125	(36)	78	698
Ending balance: March 31, 2017	$704	$486	$245	$(2,074)	$(639)
	2016
Beginning balance: January 1, 2016	$1,306	$(1,955)	$427	$(2,230)	$(2,452)
Net change in other comprehensive income (loss)	4,081	161	(38)	60	4,264
Ending balance: March 31, 2016	$5,387	$(1,794)	$389	$(2,170)	$1,812

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
The following table summarizes the above financial instruments at the dates indicated:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Commitments to extend credit	$2,283,475	$2,227,955
Standby letters of credit	17,359	18,190
Deferred standby letter of credit fees	114	108
Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases.
Rent expense incurred under operating leases was approximately $2.0 million and $2.2 million the three months ended March 31, 2017 and 2016, respectively. Renewal options ranging from 4 months to 10 years exist for several of these leases.

There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2016. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for information regarding our leases and other commitments.
Other Contingencies
At March 31, 2017, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $27.7 million and $31.8 million at March 31, 2017 and December 31, 2016, respectively.

NOTE 13 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.
The following table presents certain information related to Company's investments in low income housing projects as of the dates indicated:

	March 31, 2017		December 31, 2016
	(Dollars in thousands)
Original investment value	$47,439		$47,379
Current recorded investment	38,685		39,606
Unfunded liability obligation	8,784		12,161
Tax credits and benefits	5,745	(1)	5,366
Amortization of investments	4,008	(2)	3,725
Net income tax benefit	1,737	(3)	1,641
(1) This amount reflects anticipated tax credits and tax benefits for the full year ended December 31, 2017.
(2) The amortization amount reduces the tax credits and benefits anticipated for the full year ended December 31, 2017.
(3) This amount represents the net tax benefit expected to be realized for the full year ended December 31, 2017 in determining the Company's effective tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, include, but are not limited to:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;

•	adverse changes in the local real estate market;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio, including those related to one or more large commercial relationships;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax expense, resulting from failure to comply with general tax laws, changes in tax laws, or failure to comply with requirements of the federal New Markets Tax Credit program;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	unexpected increased competition in our market area;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	a deterioration in the conditions of the securities markets;

•	a deterioration of the credit rating for U.S. long-term sovereign debt;

•	our inability to adapt to changes in information technology;

•	electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;

•	adverse changes in consumer spending and savings habits;

•	failure to consummate or delay in consummating the acquisition of Island Bancorp, which is subject to certain standard conditions;

•	the inability to realize expected cost savings from business acquisitions in the amounts or in the timeframe anticipated;

•	inability to retain customers and employees, including those of previous acquisitions;

•	the effect of laws and regulations regarding the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to our business;

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

		Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$401,837	$363,644	$387,008	$389,824	$378,227
Securities held to maturity	502,123	487,076	430,763	438,656	457,641
Loans	6,064,366	5,999,605	5,746,133	5,674,253	5,589,231
Allowance for loan losses	(62,318)	(61,566)	(58,205)	(57,727)	(56,432)
Goodwill and other intangible assets	230,613	231,374	210,834	211,526	212,218
Total assets	7,738,114	7,709,375	7,502,009	7,418,866	7,189,268
Total deposits	6,470,674	6,412,253	6,269,460	6,197,892	5,995,247
Total borrowings	304,297	335,474	299,521	298,368	293,265
Stockholders’ equity	877,480	864,690	818,242	803,897	788,147
Nonperforming loans	55,052	57,407	24,793	25,628	25,499
Nonperforming assets	58,456	61,580	26,591	27,473	27,219
Income statement
Interest income	$64,407	$63,428	$62,308	$61,160	$59,741
Interest expense	4,207	4,676	4,640	4,627	4,850
Net interest income	60,200	58,752	57,668	56,533	54,891
Provision for loan losses	600	4,000	950	600	525
Noninterest income	18,912	21,762	20,416	21,095	19,155
Noninterest expenses	48,773	51,637	46,857	47,146	46,482
Net income	20,725	17,179	20,484	20,374	18,611
Per share data
Net income—basic	$0.77	$0.64	$0.78	$0.77	$0.71
Net income—diluted	0.76	0.64	0.78	0.77	0.71
Cash dividends declared	0.32	0.29	0.29	0.29	0.29
Book value per share	32.44	32.02	31.09	30.55	29.97
Tangible book value per share (1)	23.92	23.45	23.08	22.52	21.90
Performance ratios
Return on average assets	1.10%	0.89%	1.09%	1.13%	1.04%
Return on average common equity	9.59%	8.07%	9.98%	10.24%	9.52%
Net interest margin (on a fully tax equivalent basis)	3.51%	3.36%	3.40%	3.47%	3.39%
Equity to assets	11.34%	11.22%	10.91%	10.84%	10.96%
Dividend payout ratio	37.79%	44.43%	37.25%	37.43%	36.66%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.91%	0.96%	0.43%	0.45%	0.46%

Nonperforming assets as a percent of total assets	0.76%	0.80%	0.35%	0.37%	0.38%
Allowance for loan losses as a percent of total loans	1.03%	1.03%	1.01%	1.02%	1.01%
Allowance for loan losses as a percent of nonperforming loans	113.20%	107.24%	234.76%	225.25%	221.31%
Capital ratios
Tier 1 leverage capital ratio	9.92%	9.77%	9.59%	9.66%	9.53%
Common equity tier 1 capital ratio	10.89%	10.82%	10.78%	10.64%	10.64%
Tier 1 risk-based capital ratio	12.05%	11.99%	12.01%	11.88%	11.90%
Total risk-based capital ratio	13.66%	13.60%	13.63%	13.51%	13.56%

(1)
Represents a non-GAAP measure. For reconciliation to GAAP book value per share, see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures" below.

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company's financial position or operating results. The Company is focused on organic growth, but will also consider acquisition opportunities that can provide a satisfactory financial return. The Company recently completed the acquisition of New England Bancorp, Inc. ("NEB") in the fourth quarter of 2016 and has previously announced the acquisition of Island Bancorp Inc. ("Island Bancorp"), which is expected to close in the second quarter of 2017. The closing of the Island Bancorp acquisition is subject to certain standard conditions.

Loans and Asset Quality

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect an overall increase in total loans over the past five quarters due to the results of that strategy, as well as the impact from the 2016 Q4 NEB acquisition. Growth in the quarter was driven primarily by increases in total commercial, home equity and residential categories.

Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. The Company has gradually and intentionally shifted its balance sheet composition so that its interest-rate risk position is fundamentally asset-sensitive.

Management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and loan losses.

Funding and the Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth, supporting management's emphasis on core deposit growth to fund loans, as depicted by the following chart:

As of March 31, 2017, core deposits comprised 90.4% of total deposits. The continued emphasis on core deposits has resulted in a cost of deposits of 0.18% for the 2017 first quarter, a one basis point increase when compared to the fourth quarter of 2016.

The Company's net interest margin was 3.51% for the quarter ended March 31, 2017, reflecting a 15 basis point increase from the fourth quarter of 2016, driven primarily by increased market rates on short-term indexed assets, lower borrowing costs, and the reinvestment of excess liquidity.

Noninterest Income

Management continues to focus on noninterest income growth, which can often experience volatility due to seasonality and overall economic related conditions. Noninterest income is primarily comprised of deposit account fees, interchange and ATM fees, investment management fees and mortgage banking income. The following chart shows the components of noninterest income over the past five quarters:

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

The results shown in the graph above reflects increases for benefits related expenses in the first quarter of each year, along with increased merger related expenses in both Q4 2016 and Q1 2017 associated with the NEB and Island Bancorp acquisitions.

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has also made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies help the Company operate in a more tax effective manner and sometimes also creates a competitive advantage for Rockland Trust and its community development subsidiaries. During the first quarter of 2017, the Company’s effective tax rate was 30.31%. The effective tax rate for the first quarter of 2017 reflects the adoption of ASU 2016-09, effective January 1, 2017. This guidance requires the excess tax benefit associated with stock compensation transactions to be recorded through earnings as a discrete item within the Company's effective tax rate during the period of the transaction. Prior accounting guidance required the excess tax benefit be recognized through additional paid in capital. The Company's effective tax rate without the impact of these discrete items, which totaled approximately $920,000, would have been 33.4%, reflecting the Company's reduced levels of new market tax credits as compared to the prior year same period.

Capital

The Company's disciplined approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term earnings growth. Strong earnings growth has resulted in healthy capital growth. Book value per share increased 1.3% in the first quarter of 2017 and 8.2% over the past four quarters. In addition, tangible book value per share increased 2.0% in the first quarter of 2017 and has increased by 9.2% over the past four quarters. Stockholders' equity as a percentage of total assets was 11.34% for the first quarter of 2017, compared to 11.22% in the fourth quarter of 2016. Tangible common equity as a percentage of tangible assets increased to 8.62% for the first quarter of 2017, as compared to 8.47% in the in the fourth quarter of 2016 (see "Non-GAAP Measures" below for a reconciliation of non-GAAP Measures). The following chart shows the Company's book value and tangible book value per share over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

This strong growth in capital enables the payment of cash dividends. The Company increased the quarterly cash dividend to $0.32 per share in the first quarter of 2017, representing an 10.3% increase over the prior quarterly dividend of $0.29 per share.

First Quarter 2017 Results

Net income for the first quarter of 2017 was $20.7 million, or $0.76 on a diluted earnings per share basis, as compared to $18.6 million, or $0.71 per diluted share, for the prior year first quarter. First quarter 2017 net operating earnings were $21.1 million, or $0.78 on a diluted earnings per share basis, an increase of 10.4% and 8.3%, respectively, when compared to net operating earnings of $19.1 million, or $0.72 per diluted share, for the first quarter of 2016. See "Non-GAAP Measures" below for a reconciliation of non-GAAP Measures.

2017 Outlook

During the Company’s first quarter 2017 earnings call, the Company stated that it anticipates the following for the full year ending December 31, 2017 (as compared with the year ending December 31, 2016 and as of December 31, 2016, as applicable):

•Total organic loan growth in the mid-single digits;
•Total organic deposit growth in the mid-single digits;
•Net interest margin improvement of 10-15 basis points;
•Fee income growth in the low to mid-single digits;
•Operating efficiency ratio at year end below 60%; and
•An effective tax rate of approximately 34%.

Non-GAAP Measures
When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes and other noncore items shown in the table that follows. There are items that impact the Company's results that management believes are unrelated to its core banking business such as gains or losses on the sales of securities, merger and acquisition expenses, loss on extinguishment of debt, impairment and other items. Management, therefore, computes the Company’s non-GAAP operating earnings and operating EPS, noninterest income on an operating basis and the efficiency ratio on an operating basis, which exclude items management considers to be noncore. Management believes excluding these items facilitates greater visibility into the strength of the Company’s core banking business and trends that may to some extent be obscured by such items.

Management also supplements its evaluation of financial performance with analysis of tangible book value per share (which is computed by dividing stockholders' equity less goodwill and identifiable intangible assets, or "tangible common equity", by common shares outstanding) and with the tangible common equity ratio (which is computed by dividing tangible common equity by tangible assets). The Company has included information on these tangible ratios because management believes that investors may find it useful to have access to the same analytical tools used by management.  As a result of merger and acquisition activity, the Company has recognized goodwill and other intangible assets in conjunction with business combinations.  Excluding the impact of goodwill and other intangibles in measuring asset and capital values for the ratios provided, along with other bank standard capital ratios, facilitates comparison of the capital adequacy of the Company to other companies in the financial services industry.

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

The following tables summarize adjustments for noncore items for the time periods indicated below and reconciles non-GAAP measures:

	Three Months Ended March 31
	Net Income		Diluted Earnings Per Share
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$20,725	$18,611	$0.76	$0.71
Non-GAAP adjustments
Noninterest expense components
Merger and acquisition expenses	484	334	0.02	0.01
Loss on extinguishment of debt	—	437	-	0.01
Total impact of noncore items	484	771	0.02	0.02
Net tax benefit associated with noncore items (1)	(153)	(315)	—	(0.01)
Net operating earnings (Non-GAAP)	$21,056	$19,067	$0.78	$0.72

(1)
The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

	Three Months Ended
	March 31 2017	December 31 2016	September 30 2016	June 30 2016	March 31 2016
	(Dollars in thousands)
Net interest income (GAAP)	$60,200	$58,752	$57,668	$56,533	$54,891	(a)

Noninterest income (GAAP)	$18,912	$21,762	$20,416	$21,095	$19,155	(b)
Noninterest income on an operating basis (Non-GAAP)	$18,912	$21,762	$20,416	$21,095	$19,155	(c)

Noninterest expense (GAAP)	$48,773	$51,637	$46,857	$47,146	$46,482	(d)
Less:
Merger and acquisition expense	484	4,764	151	206	334
Loss on extinguishment of debt	—	—	—	—	437
Noninterest expense on an operating basis (Non-GAAP)	$48,289	$46,873	$46,706	$46,940	$45,711	(e)

Total revenue (GAAP)	$79,112	$80,514	$78,084	$77,628	$74,046	(a+b)
Total operating revenue (Non-GAAP)	$79,112	$80,514	$78,084	$77,628	$74,046	(a+c)

Ratios
Noninterest income as a % of revenue (GAAP based)	23.91%	27.03%	26.15%	27.17%	25.87%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)	23.91%	27.03%	26.15%	27.17%	25.87%	(c/(a+c))
Efficiency ratio (GAAP based)	61.65%	64.13%	60.01%	60.73%	62.77%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	61.04%	58.22%	59.82%	60.47%	61.73%	(e/(a+c))

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	March 31, 2017	December 31 2016	September 30 2016	June 30 2016	March 31, 2016
	(Dollars in thousands, except share and per share data)
Tangible common equity
Stockholders' equity (GAAP)	$877,480	$864,690	$818,242	$803,897	$788,147	(a)
Less: Goodwill and other intangibles	230,613	231,374	210,834	211,526	212,218
Tangible common equity (Non-GAAP)	646,867	633,316	607,408	592,371	575,929	(b)
Tangible assets
Assets (GAAP)	7,738,114	7,709,375	7,502,009	7,418,866	7,189,268	(c)
Less: Goodwill and other intangibles	230,613	231,374	210,834	211,526	212,218
Tangible assets (Non-GAAP)	7,507,501	7,478,001	7,291,175	7,207,340	6,977,050	(d)
Common shares	27,046,768	27,005,813	26,320,467	26,309,887	26,293,565	(e)

Common equity to assets ratio (GAAP)	11.34%	11.22%	10.91%	10.84%	10.96%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	8.62%	8.47%	8.33%	8.22%	8.25%	(b/d)
Book value per share (GAAP)	$32.44	$32.02	$31.09	$30.55	$29.97	(a/e)
Tangible book value per share (Non-GAAP)	$23.92	$23.45	$23.08	$22.52	$21.90	(b/e)

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
There have been no material changes in critical accounting policies during the first three months of 2017. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $53.7 million, or 6.3%, at March 31, 2017 as compared to at December 31, 2016 reflecting new purchases made during the three month period, partially offset by paydowns on existing securities. The ratio of securities to total assets was 11.7% and 11.0% at March 31, 2017 and December 31, 2016, respectively.
The Company monitors investment securities for the presence of other-than-temporary impairment (“OTTI”). For debt securities, the primary consideration in determining whether impairment is OTTI is whether or not the Bank expects to collect all contractual cash flows. Further details regarding the Company's analysis of potential OTTI can be found in Note 3 “Securities” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During the three months ended March 31, 2017 and 2016, the Bank originated residential loans with the intention of selling them in the secondary market or to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred minimal losses during the three months ended March 31, 2017 and March 31, 2016 related to these activities.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended March 31
	2017	2016
	(Dollars in thousands)
Held in portfolio	$42,580	$21,709
Sold or held for sale in the secondary market	45,457	45,807
Total closed loans	$88,037	$67,516

The table below reflects additional information related to the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended March 31
	2017	2016
	(Dollars in thousands)
Sold with servicing rights released	$49,554	$44,468
Sold with servicing rights retained	—	—
Total loans sold	$49,554	$44,468

Currently, the Bank sells the servicing of sold loans for a servicing release premium, simultaneous with the sale of the loan. In the past, the Bank may have opted to sell loans and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors amounted to $299.8 million, $311.3 million, and $359.0 million at March 31, 2017, December 31, 2016, and March 31, 2016, respectively. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended March 31
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$2,048	$2,581
Amortization	(101)	(138)
Change in valuation allowance	11	(25)
Balance at end of period	$1,958	$2,418
Forward sale contracts of mortgage loans, considered derivative instruments for accounting purposes, may be utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain one-to-four family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans, resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to investors which economically hedges this market risk. See Note 8, “Derivative and Hedging Activities” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The Company’s loan portfolio increased by $64.8 million during the first three months of 2017.

Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of March 31, 2017:

(Dollars in thousands)
Average loan size	$229
Largest individual commercial and industrial loan outstanding	$21,000
Commercial and industrial nonperforming loans/commercial and industrial loans	4.18%
The Company’s commercial real estate portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of March 31, 2017:

(Dollars in thousands)
Average loan size	$843
Largest individual commercial real estate mortgage outstanding	$27,801
Commercial real estate nonperforming loans/commercial real estate loans	0.14%
Owner occupied commercial real estate loans/commercial real estate loans	15.8%

In addition to the commercial portfolios, the Company also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $1.7 billion at March 31, 2017.

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
Purchased Credit Impaired Loans    Purchased Credit Impaired (“PCI”) loans are acquired loans which had evidence of deterioration in credit quality at the purchase date and for which it is probable that all contractually required payments will not be collected. PCI loans are recorded at fair value without any carryover of the allowance for loan losses. The excess cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield," is accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual in the same manner as originated loans, rather they are generally considered to be accruing loans because their interest income recognized relates to the accretable yield and not to contractual interest payments. See Note 4, "Loans, Allowance for Loan Losses, and Credit Quality" within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for more information.
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
Other assets in possession typically consist of foreclosed non-real estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	March 31, 2017	December 31, 2016	March 31, 2016
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$36,877	$37,455	$3,195
Commercial real estate	4,792	6,266	8,027
Small business	207	302	189
Residential real estate	7,139	7,782	7,510
Home equity	5,987	5,553	6,508
Other consumer	48	47	70
Total (1)	$55,050	$57,405	$25,499
Loans past due 90 days or more but still accruing
Other consumer	2	2	—
Total	$2	$2	$—
Total nonperforming loans	$55,052	$57,407	$25,499
Other real estate owned	3,404	4,173	1,720
Total nonperforming assets	$58,456	$61,580	$27,219
Nonperforming loans as a percent of gross loans	0.91%	0.96%	0.46%
Nonperforming assets as a percent of total assets	0.76%	0.80%	0.38%

(1)	Inclusive of TDRs on nonaccrual status of $5.4 million, $5.2 million, and $4.4 million at March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended
	March 31, 2017	March 31, 2016
	(Dollars in thousands)
Nonperforming assets beginning balance	$61,580	$29,849
New to nonperforming	3,948	3,159
Loans charged-off	(508)	(537)
Loans paid-off	(4,745)	(3,694)
Loans transferred to other real estate owned and foreclosed assets	(457)	(86)
Loans restored to performing status	(629)	(1,104)
New to other real estate owned	457	86
Sale of other real estate owned	(1,226)	(638)
Capital improvements to other real estate owned	—	113
Other	36	71
Nonperforming assets ending balance	$58,456	$27,219

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 6 - Troubled Debt Restructurings

	March 31, 2017	December 31, 2016	March 31, 2016
	(Dollars in thousands)
Performing troubled debt restructurings	$25,575	$27,093	$32,182
Nonaccrual troubled debt restructurings	5,439	5,199	4,368
Total	$31,014	$32,292	$36,550
Performing troubled debt restructurings as a % of total loans	0.42%	0.45%	0.57%
Nonaccrual troubled debt restructurings as a % of total loans	0.09%	0.09%	0.08%
Total troubled debt restructurings as a % of total loans	0.51%	0.54%	0.65%
The following table summarizes changes in TDRs for the periods indicated:
Table 7 - Activity in Troubled Debt Restructurings

	Three Months Ended
	March 31 2017	March 31 2016
	(Dollars in thousands)
TDRs beginning balance	$32,292	$38,074
New to TDR status	231	844
Transfer to OREO	(215)	—
Paydowns	(1,277)	(2,368)
Charge-offs	(17)	—
TDRs ending balance	$31,014	$36,550
Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 8 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended
	March 31
	2017	2016
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$571	$288
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$523	$591
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
Total impaired loans at March 31, 2017 and December 31, 2016 were $73.7 million and $77.3 million, respectively. For additional information regarding the Company’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At March 31, 2017, there were 51 relationships, with an aggregate balance of $76.1 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.
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
While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Additionally, various regulatory agencies, as an integral part of the Bank's examination process, periodically assess the adequacy of the allowance for loan losses to ensure its accordance with GAAP and applicable guidance.
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
As of March 31, 2017, the allowance for loan losses totaled $62.3 million, or 1.03% of total loans, as compared to $61.6 million, or 1.03% of total loans, at December 31, 2016.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 9 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in thousands)
Average total loans	$6,017,713	$5,841,546	$5,660,271	$5,629,745	$5,548,377
Allowance for loan losses, beginning of period	$61,566	$58,205	$57,727	$56,432	$55,825
Charged-off loans
Commercial and industrial	—	562	27	2	2
Commercial real estate	—	49	341	25	—
Small business	70	37	98	30	63
Residential real estate	23	1	—	8	19
Home equity	14	111	154	190	147
Other consumer	401	455	523	322	306
Total charged-off loans	508	1,215	1,143	577	537
Recoveries on loans previously charged-off
Commercial and industrial	187	9	63	649	138
Commercial real estate	31	29	124	223	189
Small business	66	73	28	73	21
Residential real estate	12	117	130	51	—
Home equity	76	64	24	26	27
Other consumer	288	284	302	250	244
Total recoveries	660	576	671	1,272	619
Net loans charged-off (recovered)
Commercial and industrial	(187)	553	(36)	(647)	(136)
Commercial real estate	(31)	20	217	(198)	(189)
Small business	4	(36)	70	(43)	42
Residential real estate	11	(116)	(130)	(43)	19
Home equity	(62)	47	130	164	120
Other consumer	113	171	221	72	62
Total net loans charged-off (recovered)	(152)	639	472	(695)	(82)
Provision for loan losses	600	4,000	950	600	525
Total allowance for loan losses, end of period	$62,318	$61,566	$58,205	$57,727	$56,432
Net loans charged-off (recovered) as a percent of average total loans (annualized)	(0.01)%	0.04%	0.03%	(0.05)%	(0.01)%
Allowance for loan losses as a percent of total loans	1.03%	1.03%	1.01%	1.02%	1.01%
Allowance for loan losses as a percent of nonperforming loans	113.20%	107.24%	234.76%	225.25%	221.31%
Net loans charged-off (recovered) as a percent of allowance for loan losses (annualized)	(0.97)%	4.13%	3.23%	(4.84)%	(0.58)%
Recoveries as a percent of charge-offs	129.92%	47.41%	58.71%	220.45%	115.27%

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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 10 - Summary of Allocation of Allowance for Loan Losses

	March 31, 2017		December 31, 2016
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$16,518	14.5%	$16,921	15.0%
Commercial real estate	30,743	49.9%	30,369	50.2%
Commercial construction	5,023	5.9%	4,522	5.3%
Small business	1,533	2.1%	1,502	2.1%
Residential real estate	2,716	10.8%	2,621	10.7%
Home equity	5,345	16.6%	5,238	16.5%
Other consumer	440	0.2%	393	0.2%
Total allowance for loan losses	$62,318	100.0%	$61,566	100.0%
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
For additional information regarding the Company’s allowance for loan losses, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.
Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $11.5 million at both March 31, 2017 and December 31, 2016, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Other Intangible Assets Goodwill and other intangible assets were $230.6 million and $231.4 million as of March 31, 2017 and December 31, 2016, respectively. The decrease in 2017 was due to amortization of definite-lived intangibles.
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

Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $145.6 million and $144.5 million at March 31, 2017 and December 31, 2016, respectively. The Company recorded tax exempt income from the life insurance policies of $964,000 and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.
Deposits As of March 31, 2017, total deposits were $6.5 billion, representing a $58.4 million, or 0.9%, increase from December 31, 2016. The increase continues to be fueled by core deposits, which represent 90.4% of total deposits as of March 31, 2017. Total cost of deposits increased modestly by one basis point to 0.18% for the first quarter of 2017 when compared to the prior quarter.
The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit investments for consumers, businesses and public entities. In addition, the Company may occasionally raise funds through brokered certificates of deposit. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. At March 31, 2017 and December 31, 2016, the Company had $7.6 million and $14.7 million, respectively, of brokered deposits of which $2.7 million and $13.7 million, respectively, were part of the CDARS program.
Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.

The Company’s borrowings, net of applicable debt issuance costs, consisted of the following as of the periods indicated:
Table 11 - Borrowings

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$50,811	$50,819
Short-term borrowings - one year and under (1)
Customer repurchase agreements and other short-term borrowings	145,772	176,913
Long-term borrowings - over one year (1)
Junior subordinated debentures:
Capital Trust V	51,501	51,500
Slades Ferry Trust I	10,225	10,224
Central Trust I	5,258	5,256
Central Trust II	6,083	6,127
Subordinated debentures	34,647	34,635
Total long-term borrowings	$107,714	$107,742
Total borrowings	$304,297	$335,474
(1) Classification is based upon duration at origination and not predicated upon remaining time to maturity.
The Bank had $2.8 billion of assets pledged as collateral against borrowings as of March 31, 2017 and December 31, 2016. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston. Assets are also pledged as collateral for customer repurchase agreements.

Capital Resources On March 16, 2017, the Company’s Board of Directors declared a cash dividend of $0.32 per share to stockholders of record as of the close of business on March 27, 2017. This dividend was paid on April 7, 2017.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At March 31, 2017 and December 31, 2016, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements for each period indicated:

Table 12 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	March 31, 2017
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$836,520	13.66%	$489,951	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	667,225	10.89%	275,598	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	738,222	12.05%	367,463	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	738,222	9.92%	297,777	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$799,108	13.05%	$489,830	≥	8.0%	$612,287	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	735,456	12.01%	275,529	≥	4.5%	397,987	≥	6.50%
Tier 1 capital (to risk weighted assets)	735,456	12.01%	367,372	≥	6.0%	489,830	≥	8.00%
Tier 1 capital (to average assets)	735,456	9.88%	297,656	≥	4.0%	372,070	≥	5.00%
	December 31, 2016
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$824,265	13.60%	$484,942	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	656,080	10.82%	272,780	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	727,070	11.99%	363,706	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	727,070	9.77%	297,748	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$788,320	13.01%	$484,834	≥	8.0%	$606,042	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	725,760	11.98%	272,719	≥	4.5%	393,927	≥	6.50%
Tier 1 capital (to risk weighted assets)	725,760	11.98%	363,625	≥	6.0%	484,834	≥	8.00%
Tier 1 capital (to average assets)	725,760	9.76%	297,589	≥	4.0%	371,986	≥	5.00%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased-in, beginning at 0.625% on January 1, 2016 and ultimately increasing to 2.5% on January 1, 2019. At March 31, 2017 the Company's capital levels exceeded the required buffer of 2.5%.
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company totaled $11.7 million and $11.1 million for the three months ended March 31, 2017 and 2016, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements of the Company. At both March 31, 2017 and 2016, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management As of March 31, 2017, the Rockland Trust Investment Management Group had assets under administration of $3.0 billion, representing approximately 5,506 trust, fiduciary, and agency accounts. At December 31, 2016, assets under administration were $2.9 billion, representing approximately 5,431 trust, fiduciary, and agency accounts. Included in these amounts as of March 31, 2017 and December 31, 2016 are assets under administration of $275.4 million and $266.5 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $5.1 million and $4.5 million for the three months ended March 31, 2017 and 2016, respectively.
Retail investments and insurance revenue was $477,000 and $506,000 for the three months ended March 31, 2017 and 2016, respectively. Retail investments and insurance revenue includes commission revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts, Highland Capital Brokerage, and Smith Companies LTD, a division of Capitas Financial, LLC.

RESULTS OF OPERATIONS
The following table provides a summary of results of operations for the three months ended March 31, 2017 and 2016:
Table 13 - Summary of Results of Operations

	Three Months Ended March 31
	2017	2016
	(Dollars in thousands, except per share data)
Net Income	$20,725	$18,611
Diluted earnings per share	$0.76	$0.71
Return on average assets	1.10%	1.04%
Return on average equity	9.59%	9.52%
Net interest margin	3.51%	3.39%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis, net interest income for the first quarter of 2017 was $60.6 million, representing an increase of $5.3 million, or 9.6%, when compared to the first quarter of 2016, driven by an overall increase in interest earning assets, increased market rates on short-term indexed assets, lower borrowings cost, and the reinvestment of excess liquidity.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three months ending March 31, 2017 and 2016. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis ("FTE") by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 14 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended March 31
	2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$105,007	$207	0.80%	$164,563	$211	0.52%
Securities
Securities - trading	999	—	—%	420	—	—%
Securities - taxable investments	875,417	5,367	2.49%	831,170	5,197	2.51%
Securities - nontaxable investments (1)	3,793	40	4.28%	4,894	49	4.03%
Total securities	880,209	5,407	2.49%	836,484	5,246	2.52%
Loans held for sale	2,725	14	2.08%	4,246	32	3.03%
Loans (2)
Commercial and industrial	880,765	8,642	3.98%	831,349	7,972	3.86%
Commercial real estate (1)	3,029,344	30,215	4.05%	2,659,591	26,770	4.05%
Commercial construction	331,285	3,577	4.38%	379,860	3,819	4.04%
Small business	124,374	1,680	5.48%	99,012	1,332	5.41%
Total commercial	4,365,768	44,114	4.10%	3,969,812	39,893	4.04%
Residential real estate	643,672	6,099	3.84%	633,590	6,381	4.05%
Home equity	996,940	8,708	3.54%	930,579	8,031	3.47%
Total consumer real estate	1,640,612	14,807	3.66%	1,564,169	14,412	3.71%
Other consumer	11,333	241	8.62%	14,396	336	9.39%
Total loans	6,017,713	59,162	3.99%	5,548,377	54,641	3.96%
Total interest-earning assets	$7,005,654	$64,790	3.75%	$6,553,670	$60,130	3.69%
Cash and due from banks	94,955			85,792
Federal Home Loan Bank stock	13,108			13,599
Other assets	540,411			534,946
Total assets	$7,654,128			$7,188,007
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,479,373	$763	0.12%	$2,354,982	$883	0.15%
Money market	1,258,466	857	0.28%	1,128,446	701	0.25%
Time deposits	634,947	1,147	0.73%	670,393	1,284	0.77%
Total interest-bearing deposits	$4,372,786	$2,767	0.26%	$4,153,821	$2,868	0.28%
Borrowings
Federal Home Loan Bank borrowings	$66,556	$403	2.46%	$80,991	$490	2.43%
Customer repurchase agreements and other short-term borrowings	157,305	56	0.14%	140,863	49	0.14%
Junior subordinated debentures	73,085	554	3.07%	73,283	1,016	5.58%
Subordinated debentures	34,641	427	5.00%	34,594	427	4.96%

Total borrowings	$331,587	$1,440	1.76%	$329,731	$1,982	2.34%
Total interest-bearing liabilities	$4,704,373	$4,207	0.36%	$4,483,552	$4,850	0.44%
Demand deposits	1,987,579			1,811,873
Other liabilities	85,691			106,281
Total liabilities	$6,777,643			$6,401,706
Stockholders' equity	876,485			786,301
Total liabilities and stockholders' equity	$7,654,128			$7,188,007
Net interest income (1)		$60,583			$55,280
Interest rate spread (3)			3.39%			3.25%
Net interest margin (4)			3.51%			3.39%
Supplemental information
Total deposits, including demand deposits	$6,360,365	$2,767		$5,965,694	$2,868
Cost of total deposits			0.18%			0.19%
Total funding liabilities, including demand deposits	$6,691,952	$4,207		$6,295,425	$4,850
Cost of total funding liabilities			0.25%			0.31%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $383,000 and $389,000 for three months ended March 31, 2017 and 2016, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $3.8 million and $4.9 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $73.8 million and $70.0 million, for the three months ended March 31, 2017 and 2016, respectively.

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

Table 15 - Volume Rate Analysis

	Three Months Ended March 31			Three Months Ended March 31
	2017 Compared To 2016			2016 Compared To 2015
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$72	$(76)	$(4)	$110	$71	$181
Securities
Securities - taxable investments	(107)	277	170	36	534	570
Securities - nontaxable investments (1)	2	(11)	(9)	3	(6)	(3)
Total securities			161			567
Loans held for sale	(7)	(11)	(18)	4	(23)	(19)
Loans
Commercial and industrial	196	474	670	(4)	(231)	(235)
Commercial real estate (1)	(277)	3,722	3,445	(1,098)	2,148	1,050
Commercial construction	246	(488)	(242)	(115)	1,034	919
Small business	7	341	348	(10)	170	160
Total commercial			4,221			1,894
Residential real estate	(384)	102	(282)	(151)	321	170
Home equity	104	573	677	93	519	612
Total consumer real estate			395			782
Other consumer	(24)	(71)	(95)	5	(81)	(76)
Total loans (1)(2)			4,521			2,600
Total income of interest-earning assets			$4,660			$3,329
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(167)	$47	$(120)	$(68)	$89	$21
Money market	75	81	156	(26)	51	25
Time certificates of deposits	(69)	(68)	(137)	93	(34)	59
Total interest bearing deposits			(101)			105
Borrowings
Federal Home Loan Bank borrowings	—	(87)	(87)	73	(85)	(12)
Customer repurchase agreements and other short-term borrowings	1	6	7	(15)	1	(14)
Wholesale repurchase agreements	—	—	—	—	(286)	(286)
Junior subordinated debentures	(459)	(3)	(462)	27	(3)	24
Subordinated debentures	(1)	1	—	40	(187)	(147)
Total borrowings			(542)			(435)
Total expense of interest-bearing liabilities			(643)			(330)
Change in net interest income			$5,303			$3,659

(1)	The table above reflects income determined on a FTE basis. See footnote (1) to table 14 above for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses totaled $600,000 for the three months ended March 31, 2017, as compared to $525,000 for the comparable year-ago period. The Company’s allowance for loan losses, as a percentage of total loans, was 1.03% at both March 31, 2017, and December 31, 2016, and 1.01% at March 31, 2016. Additionally, the Company continued to experience relatively low charge-offs combined with strong recoveries during the first quarter of 2017, as evidenced by net recoveries of $152,000 for the three months ended March 31, 2017 and net charge-offs of $82,000 for the three months ended March 31, 2016, respectively.
 Overall economic conditions remained strong within the New England region with continued strengthening in certain sectors.  A tight labor market has kept wages strong and unemployment levels low.  Energy prices, despite some fluctuations, have remained relatively low, benefiting consumers and many businesses.  Retail prices were up slightly in the first quarter of 2017 while many vendors and businesses cited relatively little pressure with respect to prices from suppliers. As a result, retail spending year-over-year increased as of February 2017.  Commercial real estate fundamentals were little changed through February 2017 versus a year ago.  Valuations remain at or near record levels for most property types and vacancy levels have remained relatively low, although some slight increases in office space vacancy has been experienced in the region as businesses seek to reduce their square footage per employee ratios.  Most construction activity continues to be focused on multifamily projects and some investors have expressed caution with respect to the higher valuations of these projects in recent quarters.  Residential real estate metrics also remain strong with median sales prices rising year-over-year for single-family homes and condos throughout New England.  Continued strength in most economic fundamentals is generally expected throughout 2017, however geopolitical uncertainty and potentially volatile real estate valuations remain as key risks which may have significant impact upon the New England region.
Management’s periodic evaluation of the appropriate allowance for loan losses considers past loan loss experience, known and inherent risks within the loan portfolio, adverse situations which may affect the borrowers’ ability to repay, the estimated value of the underlying collateral, if any, and current economic conditions. Substantial portions of the Bank’s loans are secured by real estate in Massachusetts and Rhode Island. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changes in property values within those states.

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 16 - Noninterest Income

	Three Months Ended
	March 31		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,544	$4,595	$(51)	(1.11)%
Interchange and ATM fees	3,922	3,724	198	5.32%
Investment management	5,614	5,003	611	12.21%
Mortgage banking income	957	1,132	(175)	(15.46)%
Gain on sale of equity securities	4	—	4	100.00%
Increase in cash surrender value of life insurance policies	964	1,014	(50)	(4.93)%
Loan level derivative income	606	1,722	(1,116)	(64.81)%
Other noninterest income	2,301	1,965	336	17.10%
Total	$18,912	$19,155	$(243)	(1.27)%
The primary reasons for the significant variances in the noninterest income category shown in the preceding tables are noted below:
Interchange and ATM fees have increased as compared to the prior year periods as a result of successful growth of new accounts and increased volume resulting from the 2016 fourth quarter NEB acquisition.
Investment management income growth is driven primarily from growth in overall assets under administration, which were $3.0 billion as of March 31, 2017, an increase of $295.8 million, or 10.8%, compared to March 31, 2016.
Mortgage banking income decreased primarily due to lower sold loan volume.
Loan level derivative income decreased due to lower customer demand.

Other noninterest income increased in the current period mainly due to a gain recognized on the sale of loans.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 17 - Noninterest Expense

	Three Months Ended
	March 31		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$28,324	$27,189	$1,135	4.17%
Occupancy and equipment expenses	6,158	5,827	331	5.68%
Data processing & facilities management	1,272	1,206	66	5.47%
FDIC assessment	783	1,010	(227)	(22.48)%
Advertising expense	1,294	1,257	37	2.94%
Loss on extinguishment of debt	—	437	(437)	(100.00)%
Loss on sale of equity securities	3	29	(26)	(89.66)%
Merger and acquisition expenses	484	334	150	44.91%
Software maintenance	930	754	176	23.34%
Other noninterest expenses	9,525	8,439	1,086	12.87%
Total	$48,773	$46,482	$2,291	4.93%
The primary reasons for the significant variances in the noninterest expense category shown in the preceding tables are noted below:
The increase in salaries and employee benefits reflects overall increases in the employee base due to the 2016 fourth quarter NEB acquisition, along with an increase in expenses associated with merit and incentive compensation and medical insurance expenses.
Occupancy and equipment expense increases were attributable to snow removal costs and equipment maintenance and repairs.
FDIC assessment decreased due to a reduction in assessment rates effective July 1, 2016.
The Company recognized a $437,000 loss in conjunction with its payoff of approximately $49.0 million in Federal Home Loan Bank borrowings in the first quarter of 2016. There were no such losses during the first quarter of 2017.
Merger and acquisition expense in 2017 is primarily related to the pending Island Bancorp acquisition which is expected to close in the second quarter of 2017. The prior year expense is related to the 2016 NEB acquisition.
Software maintenance increases reflect additional server licenses purchased and other related costs.
Other noninterest expenses increased in the current period due primarily to increases in the provision for unfunded commitments, mortgage operations expense, subscription fees, internet banking expenses and debit card expenses.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 18 - Tax Provision and Applicable Tax Rates

	Three Months Ended
	March 31
	2017	2016
	(Dollars in thousands)
Combined federal and state income tax provision	$9,014	$8,428
Effective income tax rate	30.31%	31.17%
The Company's blended statutory tax rate was 40.86% for the three month periods ended March 31, 2017 and March 31, 2016. The effective income tax rates noted in the table above are lower than the blended statutory tax rate due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in low income housing project investments. The effective tax rate when compared to the year ago period was impacted by a reduction in the benefits recognized from the New Markets Tax Credit program, partially offset by discrete benefits recognized as a result of the Company’s adoption of ASU 2016-09 effective January 1, 2017. This guidance requires that recognition of excess tax benefits on certain stock compensation transactions be recorded through earnings as a discrete item within the Company’s effective tax rate during the period of the transaction. The Company realized a discrete tax benefit of approximately $920,000, during the first quarter of 2017 related to this guidance. The accounting treatment in prior years required recognition of the excess tax benefit through additional paid in capital.

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
Table 19 - New Markets Tax Credit Recognition Schedule

Year of Investment		2017	2018	2019	Total Remaining Credits

2012	$21,400	$1,285	$1,285	$—	$2,570
2013	44,600	2,675	2,675	2,675	8,025
Total	$66,000	$3,960	$3,960	$2,675	$10,595

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2032, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $47.4 million, of which $38.7 million has been funded. It is expected that the limited partnership investments will generate a net tax benefit of approximately $1.7 million for the full calendar year of 2017 and a total of $12.3 million over the remaining life of the investments from the combination of the tax credits and operating losses.
Risk Management
The Company’s Board of Directors and Executive Management have identified significant risk categories which affect the Company. The risk categories include: credit risk, operations risk, compliance risk, strategic and reputation risk, market risk and liquidity risk. The Board of Directors has approved an Enterprise Risk Management Policy that addresses each category of risk. The Senior Portfolio Risk Officer, Chief Financial Officer, Chief Information Officer, Director of Residential Lending, Compliance Officer, Executive Vice President of Commercial Lending and other members of management provide regular reports to the Board of Directors, identifying key risk issues and plans to address these issues. The Board of Directors will ensure the level of risk is within limits established by both the Risk Management Policy and other previously approved policies.

Credit Risk   Credit risk represents the possibility that the Company's borrowing customers or other counterparties may not repay loans or other contractual obligations according to their terms due to changes in the financial capacity and ability of such borrowing customers or counterparties to meet their obligations. In some cases, the collateral securing the payment of the loans may be sufficient to assure repayment, but in other cases the Company may experience significant credit losses which could have an adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.
Operations Risk    Operations risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, natural disasters and security risks. The potential for operational risk exposure exists throughout the organization. Integral to the Company's performance is the continued efficiency of the Company's technical systems, operational infrastructure, relationships with third parties and the associates and key executives in day-to-day and ongoing operations. Failure by any or all of these resources subjects the Company to risks that may vary in size, scale and scope. These risks include, but are not limited to, operational or technical failures, unlawful tampering with technical systems, cyber security, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of the key individuals to perform properly. The Bank has an Operations Risk Management Committee that meets monthly and reports to the Board quarterly or more frequently if warranted.  The Committee is chaired by the Director of Risk Management and members of the Committee include representatives from Audit, Finance, Technology, Operations, Information Security, Compliance and periodic attendance from business units throughout the organization.  An operations risk management dashboard is updated quarterly and reviewed with the Board.
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
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for March 31, 2017 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual (12 to 24 months) shifts in interest. The Company also regularly analyzes other "noncore" scenarios as it deems appropriate.
The results of all scenarios and the impact to net interest income are outlined in the table below:
Table 20 - Interest Rate Sensitivity

	March 31
	2017		2016
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(7.8)%	(10.6)%	(2.7)%	(7.1)%
+100	5.8%	9.5%	5.8%	7.9%
+200	11.3%	17.6%	11.5%	16.4%
+300	16.8%	25.8%	17.0%	24.7%
+400	22.2%	33.8%	22.4%	32.8%

Gradual rate shifts (basis points)
-100 over 12 months	(4.0)%	(9.3)%	(1.1)%	(5.6)%
+200 over 12 months	5.4%	15.6%	5.2%	14.1%
+400 over 24 months	5.4%	21.0%	5.2%	19.4%
Flat +500 over 12 months	6.8%	25.6%	6.7%	24.2%

Alternative scenarios
Flat up 200 basis points scenario	5.5%	14.9%	5.5%	13.5%

In addition, the Company's policy on interest rate risk simulation specifies that estimated net interest income for the second year of all “core scenarios” should not decline by more than 15.0%. The Company was within policy limits at March 31, 2017 and 2016. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
The most significant factors affecting market risk exposure of the Company’s net interest income during the three months ended March 31, 2017 were the shape of the U.S. Government securities and interest rate swap yield curve, the level of U.S. prime interest rate and LIBOR rates, and the level of interest rates being offered on long-term fixed rate loans.
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

Prior to closing and funding certain 1- 4 family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. See Note 8, “Derivative and Hedging Activities” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for additional information regarding the Company’s Derivative Financial Instruments.
The Company’s earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines. See Note 3, “Securities” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.
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
The Company actively manages its liquidity position under the direction of the Asset-Liability Committee of the Bank ("ALCO"). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB less short-term liabilities relative to total assets, was within policy limits at March 31, 2017. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 21 - Sources of Liquidity

	March 31, 2017			December 31, 2016
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston	$50,811	$889,701	(3)	$50,819	$793,118	(3)
Federal Reserve Bank of Boston	—	718,187	(4)	—	696,085	(4)
Unpledged Securities	—	405,394		—	368,585
Customer repurchase agreements	145,772	—	(5)	176,913	—	(5)
Junior subordinated debentures (1)	73,067	—	(5)	73,107	—	(5)
Subordinated debt	34,647	—	(5)	34,635	—	(5)
Brokered deposits (2)	7,597	—	(5)	14,724	—	(5)
	$311,894	$2,013,282		$350,198	$1,857,788

(1)	Amounts shown are inclusive of fair value marks associated with previous acquisitions.

(2)	Inclusive of $2.7 million and $13.7 million of brokered deposits acquired through participation in the CDARS program as of March 31, 2017 and December 31, 2016, respectively.

(3)
Loans with a carrying value of $1.4 billion at both March 31, 2017 and December 31, 2016 have been pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.

(4)	Loans with a carrying value of $1.2 billion at both March 31, 2017 and December 31, 2016 have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

(5)	The additional borrowing capacity has not been assessed for these categories.
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
Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the three months ended March 31, 2017. See Note 8, "Derivative and Hedging Activities" and Note 12, "Commitments and Contingencies" within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for more information relating to the Company's off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the three months ended March 31, 2017. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a complete table of contractual obligations, commitments and contingencies.

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
Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At March 31, 2017, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors
As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2017:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
January 1 to January 31, 2017	—	$—	—	—
February 1 to February 28, 2017	20,443	$62.56	—	—
March 1 to March 31, 2017	3,735	$65.66	—	—
Total	24,178		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants.

(2)	The Company does not currently have a stock repurchase program or plan in place.

Item  3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Index

No.	Exhibit

10.1	Independent Bank Corp. 2017 Executive Incentive Plan is attached hereto*
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101	Interactive Data File *

*	Filed herewith

+	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

May 4, 2017	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

May 4, 2017	/s/ Robert D. Cozzone
Robert D. Cozzone Chief Financial Officer and Treasurer (Principal Financial Officer)