Form 10-Q
period 2017-06-30
INDEPENDENT BANK CORP
filed 2017-08-03
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
Commission File Number: 1-9047
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Acts. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2017, there were 27,437,090 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	June 30, 2017	December 31 2016
Assets
Cash and due from banks	$110,249	$97,196
Interest-earning deposits with banks	126,073	191,899
Securities
Securities - trading	1,293	804
Securities - available for sale	415,943	363,644
Securities - held to maturity (fair value $499,059 and $485,650)	498,392	487,076
Total securities	915,628	851,524
Loans held for sale (at fair value)	9,381	6,139
Loans
Commercial and industrial	910,936	902,053
Commercial real estate	3,083,020	3,010,798
Commercial construction	340,757	320,391
Small business	131,663	122,726
Residential real estate	749,392	644,426
Home equity - first position	612,428	577,006
Home equity - subordinate positions	431,031	411,141
Other consumer	10,469	11,064
Total loans	6,269,696	5,999,605
Less: allowance for loan losses	(59,479)	(61,566)
Net loans	6,210,217	5,938,039
Federal Home Loan Bank stock	14,421	11,497
Bank premises and equipment, net	92,664	78,480
Goodwill	231,806	221,526
Other intangible assets	11,199	9,848
Cash surrender value of life insurance policies	149,319	144,503
Other real estate owned and other foreclosed assets	3,029	4,173
Other assets	143,307	154,551
Total assets	$8,017,293	$7,709,375
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$2,118,506	$2,057,086
Savings and interest checking accounts	2,676,389	2,469,237
Money market	1,292,311	1,236,778
Time certificates of deposit of $100,000 and over	238,439	266,190
Other time certificates of deposits	369,735	382,962
Total deposits	6,695,380	6,412,253
Borrowings
Federal Home Loan Bank borrowings	53,279	50,819

Customer repurchase agreements	159,371	176,913
Junior subordinated debentures (less unamortized debt issuance costs of $128 and $136)	73,069	73,107
Subordinated debentures (less unamortized debt issuance costs of $341 and $365)	34,659	34,635
Total borrowings	320,378	335,474
Other liabilities	86,951	96,958
Total liabilities	7,102,709	6,844,685
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value, authorized: 75,000,000 shares, issued and outstanding: 27,431,171 shares at June 30, 2017 and 27,005,813 shares at December 31, 2016 (includes 185,006 and 212,698 shares of unvested participating restricted stock awards, respectively)	272	268
Value of shares held in rabbi trust at cost: 162,559 shares at June 30, 2017 and 170,036 shares at December 31, 2016	(4,414)	(4,277)
Deferred compensation and other retirement benefit obligations	4,414	4,277
Additional paid in capital	476,684	451,664
Retained earnings	437,587	414,095
Accumulated other comprehensive income (loss), net of tax	41	(1,337)
Total stockholders’ equity	914,584	864,690
Total liabilities and stockholders' equity	$8,017,293	$7,709,375
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Interest income
Interest and fees on loans	$62,287	$55,636	$121,080	$109,905
Taxable interest and dividends on securities	5,609	5,269	10,976	10,466
Nontaxable interest and dividends on securities	26	29	52	61
Interest on loans held for sale	21	57	35	89
Interest on federal funds sold and short-term investments	190	169	397	380
Total interest and dividend income	68,133	61,160	132,540	120,901
Interest expense
Interest on deposits	2,912	2,738	5,679	5,606
Interest on borrowings	1,466	1,889	2,906	3,871
Total interest expense	4,378	4,627	8,585	9,477
Net interest income	63,755	56,533	123,955	111,424
Provision for loan losses	1,050	600	1,650	1,125
Net interest income after provision for loan losses	62,705	55,933	122,305	110,299
Noninterest income
Deposit account fees	4,392	4,618	8,936	9,213
Interchange and ATM fees	4,434	4,136	8,356	7,860
Investment management	5,995	5,734	11,609	10,737
Mortgage banking income	1,314	1,363	2,271	2,495
Gain on sale of equity securities	3	5	7	5
Increase in cash surrender value of life insurance policies	1,017	982	1,981	1,996
Loan level derivative income	1,337	2,095	1,943	3,817
Other noninterest income	2,906	2,162	5,207	4,127
Total noninterest income	21,398	21,095	40,310	40,250
Noninterest expenses
Salaries and employee benefits	28,654	26,977	56,978	54,166
Occupancy and equipment expenses	6,059	5,667	12,217	11,494
Data processing and facilities management	1,188	1,225	2,460	2,431
FDIC assessment	778	920	1,561	1,930
Advertising expense	1,365	1,223	2,659	2,480
Consulting expense	1,262	864	1,816	1,465
Debit card expense	852	744	1,624	1,432
Loss on extinguishment of debt	—	—	—	437
Loss on sale of equity securities	2	3	5	32
Merger and acquisition expense	2,909	206	3,393	540
Software maintenance	896	735	1,826	1,489
Other noninterest expenses	8,844	8,582	17,043	15,732
Total noninterest expenses	52,809	47,146	101,582	93,628
Income before income taxes	31,294	29,882	61,033	56,921
Provision for income taxes	10,731	9,508	19,745	17,936
Net income	$20,563	$20,374	$41,288	$38,985
Basic earnings per share	$0.75	$0.77	$1.52	$1.48
Diluted earnings per share	$0.75	$0.77	$1.52	$1.48
Weighted average common shares (basic)	27,257,799	26,304,129	27,144,350	26,289,726
Common share equivalents	74,497	47,885	78,757	45,679
Weighted average common shares (diluted)	27,332,296	26,352,014	27,223,107	26,335,405
Cash dividends declared per common share	$0.32	$0.29	$0.64	$0.58
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net income	$20,563	$20,374	$41,288	$38,985
Other comprehensive income, net of tax
Net change in fair value of securities available for sale	792	1,854	1,323	5,935
Net change in fair value of cash flow hedges	(190)	(144)	(101)	(21)
Net change in other comprehensive income for defined benefit postretirement plans	78	61	156	121
Total other comprehensive income	680	1,771	1,378	6,035
Total comprehensive income	$21,243	$22,145	$42,666	$45,020
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation and Other Retirement Benefit Obligations	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2016	27,005,813	$268	$(4,277)	$4,277	$451,664	$414,095	$(1,337)	$864,690
Cumulative effect accounting adjustment (1)	—	—	—	—	542	(365)	—	177
Net income	—	—	—	—	—	41,288	—	41,288
Other comprehensive income	—	—	—	—	—	—	1,378	1,378
Common dividend declared ($0.64 per share)	—	—	—	—	—	(17,431)	—	(17,431)
Common stock issued for acquisition	369,286	4	—	—	23,464	—	—	23,468
Proceeds from exercise of stock options, net of cash paid	11,174	—	—	—	8	—	—	8
Stock based compensation	—	—	—	—	1,560	—	—	1,560
Restricted stock awards issued, net of awards surrendered	32,524	—	—	—	(1,361)	—	—	(1,361)
Shares issued under direct stock purchase plan	12,374	—	—	—	807	—	—	807
Deferred compensation and other retirement benefit obligations	—	—	(137)	137	—	—	—	—
Balance June 30, 2017	27,431,171	$272	$(4,414)	$4,414	$476,684	$437,587	$41	$914,584

Balance December 31, 2015	26,236,352	$260	$(3,958)	$3,958	$405,486	$368,169	$(2,452)	$771,463
Net income	—	—	—	—	—	38,985	—	38,985
Other comprehensive income	—	—	—	—	—	—	6,035	6,035
Common dividend declared ($0.58 per share)	—	—	—	—	—	(15,256)	—	(15,256)
Proceeds from exercise of stock options, net of cash paid	6,652	—	—	—	144	—	—	144
Tax benefit related to equity award activity	—	—	—	—	327	—	—	327
Stock based compensation	—	—	—	—	1,633	—	—	1,633
Restricted stock awards issued, net of awards surrendered	42,967	1	—	—	(674)	—	—	(673)
Shares issued under direct stock purchase plan	23,916	—	—	—	1,060	—	—	1,060
Deferred compensation and other retirement benefit obligations	—	—	(155)	155	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	179	—	—	179
Balance June 30, 2016	26,309,887	$261	$(4,113)	$4,113	$408,155	$391,898	$3,583	$803,897

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

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Six Months Ended
	June 30
	2017	2016
Cash flow from operating activities
Net income	$41,288	$38,985
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,454	7,242
Provision for loan losses	1,650	1,125
Deferred income tax expense	642	415
Net (gain) loss on sale of securities	(2)	27
Net (gain) loss on bank premises and equipment	(92)	13
Loss on extinguishment of debt	—	437
Net loss on other real estate owned and foreclosed assets	70	41
Realized gain on sale leaseback transaction	(517)	(517)
Stock based compensation	1,560	1,633
Excess tax benefit related to equity award activity	—	(327)
Increase in cash surrender value of life insurance policies	(1,981)	(1,996)
Change in fair value on loans held for sale	(6)	(13)
Net change in:
Trading assets	(489)	(443)
Loans held for sale	(3,236)	(6,924)
Other assets	8,973	(45,265)
Other liabilities	(6,104)	19,615
Total adjustments	7,922	(24,937)
Net cash provided by operating activities	49,210	14,048
Cash flows used in investing activities
Proceeds from sales of securities available for sale	35	285
Proceeds from maturities and principal repayments of securities available for sale	24,406	32,625
Purchases of securities available for sale	(74,956)	(46,358)
Proceeds from maturities and principal repayments of securities held to maturity	38,634	39,028
Purchases of securities held to maturity	(49,802)	—
Redemption (purchases) of Federal Home Loan Bank stock	(2,438)	3,127
Investments in low income housing projects	(3,871)	(4,431)
Purchases of life insurance policies	(101)	(101)
Net increase in loans	(118,579)	(126,406)
Cash acquired in business combinations, net of cash paid	6,289	—
Purchases of bank premises and equipment	(14,182)	(4,003)
Proceeds from the sale of bank premises and equipment	1,918	14
Proceeds from the sale of other real estate owned and foreclosed assets	1,531	795
Net payments relating to other real estate owned and foreclosed assets	—	(145)
Net cash used in investing activities	(191,116)	(105,570)
Cash flows provided by financing activities
Net decrease in time deposits	(55,787)	(40,755)

Net increase in other deposits	179,495	247,944
Repayments of long-term Federal Home Loan Bank borrowings	—	(51,641)
Net increase (decrease) in customer repurchase agreements	(17,542)	5,758
Net proceeds from exercise of stock options	8	144
Restricted stock awards issued, net of awards surrendered	(1,361)	(673)
Excess tax benefit from stock based compensation	—	327
Tax benefit from deferred compensation distribution	—	179
Proceeds from shares issued under direct stock purchase plan	807	1,060
Common dividends paid	(16,487)	(14,449)
Net cash provided by financing activities	89,133	147,894
Net increase (decrease) in cash and cash equivalents	(52,773)	56,372
Cash and cash equivalents at beginning of year	289,095	275,765
Cash and cash equivalents at end of period	$236,322	$332,137
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$457	$377
Net increase (decrease) in capital commitments relating to low income housing project investments	$46	$(180)
In conjunction with the Company's acquisitions, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$23,468	$—
Fair value of assets acquired, net of cash acquired	$179,252	$—
Fair value of liabilities assumed	$162,073	$—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the quarter ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other interim period.
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
FASB ASC Topic 718 "Compensation - Stock Compensation" Update No. 2017-09. Update No. 2017-09 was issued in May 2017 to provide clarity and reduce diversity in practice when applying guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.
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
FASB ASC Topic 350 "Intangibles - Goodwill and Other " Update No. 2017-04. Update No. 2017-04 was issued in January 2017 to simplify the subsequent measurement of goodwill, by eliminating Step 2 for the goodwill impairment test. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity is no longer required to determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit has been acquired in a business combination. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is a U.S. Securities and Exchange Commission (SEC)filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.
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
Following the issuance of Update 2015-14, Update 2014-09, as amended, is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. A full or modified retrospective transition method is required. The Company's revenue is comprised of net interest income on financial assets and liabilities, and noninterest income.  Interest income, mortgage banking income, gain on sale of equity securities, increase in cash surrender value of life insurance policies and loan level derivative income are accounted for under other U.S. GAAP standards, and are therefore anticipated to be out of scope of the ASC 606 revenue standard. Deposit account fees, interchange and ATM fees, investment management and certain categories of other noninterest income are anticipated to be within the scope of the ASC 606 revenue standard. As such, the Company is currently reviewing contracts related to these revenue streams and at this point does not anticipate any material changes to revenue recognition upon adoption, however, the Company’s review is still ongoing. The Company plans to adopt the revenue recognition standard as of January 1, 2018 and anticipates using the modified retrospective transition method upon adoption.

NOTE 3 - ACQUISITIONS

Island Bancorp, Inc.

On May 12, 2017, the Company completed its acquisition of Island Bancorp, Inc., the parent of The Edgartown National Bank ("Island Bancorp"). The transaction qualified as a tax-free reorganization for federal income tax purposes and Island Bancorp shareholders received, for each share of Island Bancorp common stock, the right to receive either $500 in cash per share or 9.525 shares of the Company's stock (valued at $605.31 per share, based upon the highest trading value of the Company's stock on May 12, 2017 of $63.55). The total deal consideration was $28.3 million and was comprised of 20% cash and 80% stock consideration. The cash consideration was $4.8 million in the aggregate, inclusive of cash paid in lieu of fractional shares. The total stock consideration was $23.5 million resulting in an increase to the Company's outstanding shares of 369,286 shares.

The Company accounted for the acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded merger and acquisition expenses of $2.9 million and $3.2 million during the three and six months ended June 30, 2017. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Net Assets Acquired at Fair Value
(Dollars in thousands)
Assets
Cash	$11,137
Loans	155,551
Premises and equipment	5,828
Goodwill	10,280
Core deposit and other intangibles	2,964
Other assets	4,629
Total assets acquired	190,389
Liabilities
Deposits	159,580
Borrowings	2,475
Other liabilities	18
Total liabilities assumed	162,073
Purchase price	$28,316

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

Loans

The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. The overall discount on the loans acquired in this transaction was due to anticipated credit loss, as well as considerations for liquidity and market interest rates. In addition, the acquired loans were reviewed to determine if the loan had evidence of deterioration of credit quality at the purchase date and also reviewed to determine if it was probable that all contractually required payments will not be collected. Based on the review of the loan portfolio at the time of the acquisition it was deemed that there was no evidence to show that any of the acquired loans were purchased credit impaired.

Premises and Equipment
The fair value of the premises, including land, buildings and improvements, was determined based upon appraisals by licensed real estate appraisers. The appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison and income capitalization approaches for each property appraised.
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
Selected Pro Forma Results
The following summarizes the unaudited pro forma results of operations as if the Company acquired Island Bancorp on January 1, 2017 (2016 amounts represent combined results for the Company and Island Bancorp). The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
	(Dollars in thousands)
Net interest income after provision for loan losses	$63,370	$57,352	$124,412	$113,102
Net income	22,698	20,629	44,109	39,488
Excluded from the pro forma results of operations for the three and six months ended June 30, 2017 are merger-related costs of $2.1 million and $2.6 million, net of tax, recognized by both the Company and Island Bancorp in the aggregate. There were no merger and acquisition expenses recognized during the three and six months ended June 30, 2016. These costs were primarily made up of contract terminations arising due to the change in control, the acceleration of certain compensation and benefit costs, and other merger expenses.

NOTE 4 - SECURITIES
Trading Securities

The Company had trading securities of $1.3 million and $804,000 as of June 30, 2017 and December 31, 2016, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified
401(k) Restoration Plan and Non-Qualified Deferred Compensation Plan.
Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and securities held to maturity for the periods indicated:

	June 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$24,009	$269	$—	$24,278	$24,006	$238	$—	$24,244
Agency mortgage-backed securities	189,780	3,065	(175)	192,670	173,268	2,852	(736)	175,384
Agency collateralized mortgage obligations	121,292	433	(1,028)	120,697	101,094	106	(1,332)	99,868
State, county, and municipal securities	3,723	52	—	3,775	3,743	50	—	3,793
Single issuer trust preferred securities issued by banks	2,285	43	—	2,328	2,311	3	(3)	2,311
Pooled trust preferred securities issued by banks and insurers	2,202	—	(609)	1,593	2,200	—	(616)	1,584
Small business administration pooled securities	51,044	—	(265)	50,779	37,561	—	(372)	37,189
Equity securities	19,161	1,086	(424)	19,823	19,183	641	(553)	19,271
Total available for sale securities	$413,496	$4,948	$(2,501)	$415,943	$363,366	$3,890	$(3,612)	$363,644
Held to maturity securities
U.S. Treasury securities	$1,006	$46	$—	$1,052	$1,007	$47	$—	$1,054
Agency mortgage-backed securities	178,358	2,506	(416)	180,448	156,088	2,274	(858)	157,504
Agency collateralized mortgage obligations	288,428	1,285	(2,881)	286,832	297,445	1,002	(3,797)	294,650
Single issuer trust preferred securities issued by banks	1,500	37	—	1,537	1,500	44	—	1,544
Small business administration pooled securities	29,100	247	(157)	29,190	31,036	189	(327)	30,898
Total held to maturity securities	$498,392	$4,121	$(3,454)	$499,059	$487,076	$3,556	$(4,982)	$485,650
Total	$911,888	$9,069	$(5,955)	$915,002	$850,442	$7,446	$(8,594)	$849,294
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of June 30, 2017 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$3,660	$3,672	$—	$—
Due after one year to five years	35,607	36,122	15,824	16,064
Due after five to ten years	96,985	97,760	19,574	20,045
Due after ten years	258,083	258,566	462,994	462,950
Total debt securities	$394,335	$396,120	$498,392	$499,059
Equity securities	$19,161	$19,823	$—	$—
Total	$413,496	$415,943	$498,392	$499,059

Inclusive in the table above are $9.4 million of callable securities in the Company’s investment portfolio at June 30, 2017.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $515.0 million and $482.1 million at June 30, 2017 and December 31, 2016, respectively.
At June 30, 2017 and December 31, 2016, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.
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
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2017
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	36	$111,741	$(589)	$325	$(2)	$112,066	$(591)
Agency collateralized mortgage obligations	25	163,824	(2,228)	44,015	(1,681)	207,839	(3,909)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,593	(609)	1,593	(609)
Small business administration pooled securities	6	72,140	(422)	—	—	72,140	(422)
Equity securities	21	1,703	(37)	5,953	(387)	7,656	(424)
Total temporarily impaired securities	89	$349,408	$(3,276)	$51,886	$(2,679)	$401,294	$(5,955)

	December 31, 2016
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	57	$137,949	$(1,594)	$—	$—	$137,949	$(1,594)
Agency collateralized mortgage obligations	32	243,051	(3,140)	47,403	(1,989)	290,454	(5,129)
Single issuer trust preferred securities issued by banks and insurers	1	—	—	1,036	(3)	1,036	(3)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,583	(616)	1,583	(616)
Small business administration pooled securities	5	59,846	(699)	—	—	59,846	(699)
Equity securities	25	3,625	(77)	6,334	(476)	9,959	(553)
Total temporarily impaired securities	121	$444,471	$(5,510)	$56,356	$(3,084)	$500,827	$(8,594)
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at June 30, 2017:

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

For the three and six months ended June 30, 2017 and 2016 there was no OTTI recorded and no cumulative credit related component of OTTI.

NOTE 5 - LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY
The following tables bifurcate the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	June 30, 2017
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$874,664	$3,055,924	$340,757	$130,804	$728,109	$1,037,064	$10,124	$6,177,446
Individually evaluated for impairment	$36,272	$17,065	$—	$859	$13,879	$6,190	$345	$74,610
Purchased credit impaired loans	$—	$10,031	$—	$—	$7,404	$205	$—	$17,640
Total loans by group	$910,936	$3,083,020	$340,757	$131,663	$749,392	$1,043,459	$10,469	$6,269,696	(1)

	December 31, 2016
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$862,875	$2,983,642	$320,391	$121,855	$622,392	$982,095	$10,666	$5,903,916
Individually evaluated for impairment	$39,178	$16,813	$—	$871	$14,175	$5,863	$397	$77,297
Purchased credit impaired loans	$—	$10,343	$—	$—	$7,859	$189	$1	$18,392
Total loans by group	$902,053	$3,010,798	$320,391	$122,726	$644,426	$988,147	$11,064	$5,999,605	(1)

(1)
The amount of net deferred costs on originated loans included in the ending balance was $5.6 million and $5.1 million at June 30, 2017 and December 31, 2016, respectively. Net unamortized discounts on acquired loans not deemed to be purchased credit impaired ("PCI") included in the ending balance was $10.2 million and $8.6 million at June 30, 2017 and December 31, 2016, respectively.

The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended June 30, 2017
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$16,518	$30,743	$5,023	$1,533	$2,716	$5,345	$440	$62,318
Charge-offs	(3,591)	—	—	(24)	(116)	(122)	(345)	(4,198)
Recoveries	13	26	—	13	2	26	229	309
Provision (benefit)	604	178	(209)	91	91	104	191	1,050
Ending balance	$13,544	$30,947	$4,814	$1,613	$2,693	$5,353	$515	$59,479

	Three Months Ended June 30, 2016
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,485	$28,595	$5,100	$1,341	$2,567	$4,915	$429	$56,432
Charge-offs	(2)	(25)	—	(30)	(8)	(190)	(322)	(577)
Recoveries	649	223	—	73	51	26	250	1,272
Provision (benefit)	(105)	218	116	57	(32)	235	111	600
Ending balance	$14,027	$29,011	$5,216	$1,441	$2,578	$4,986	$468	$57,727

	Six Months Ended June 30, 2017
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$16,921	$30,369	$4,522	$1,502	$2,621	$5,238	$393	$61,566
Charge-offs	(3,591)	—	—	(94)	(139)	(136)	(746)	(4,706)
Recoveries	200	57	—	79	14	102	517	969
Provision	14	521	292	126	197	149	351	1,650
Ending balance	$13,544	$30,947	$4,814	$1,613	$2,693	$5,353	$515	$59,479
Ending balance: individually evaluated for impairment	$70	$166	$—	$1	$1,036	$243	$20	$1,536
Ending balance: collectively evaluated for impairment	$13,474	$30,781	$4,814	$1,612	$1,657	$5,110	$495	$57,943
	Six Months Ended June 30, 2016
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,802	$27,327	$5,366	$1,264	$2,590	$4,889	$587	$55,825
Charge-offs	(4)	(25)	—	(93)	(27)	(337)	(628)	(1,114)
Recoveries	787	412	—	94	51	53	494	1,891
Provision (benefit)	(558)	1,297	(150)	176	(36)	381	15	1,125
Ending balance	$14,027	$29,011	$5,216	$1,441	$2,578	$4,986	$468	$57,727
Ending balance: individually evaluated for impairment	$255	$791	$—	$3	$1,188	$228	$27	$2,492
Ending balance: collectively evaluated for impairment	$13,772	$28,220	$5,216	$1,438	$1,390	$4,758	$441	$55,235
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
The following table details the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		June 30, 2017
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$812,178	$2,951,048	$338,208	$129,275	$4,230,709
Potential weakness	7	23,925	89,313	1,633	1,612	116,483
Definite weakness-loss unlikely	8	68,563	40,247	916	771	110,497
Partial loss probable	9	6,270	2,412	—	5	8,687
Definite loss	10	—	—	—	—	—
Total		$910,936	$3,083,020	$340,757	$131,663	$4,466,376

		December 31, 2016
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$783,825	$2,876,570	$317,099	$120,304	$4,097,798
Potential weakness	7	46,176	84,641	1,363	1,859	134,039
Definite weakness-loss unlikely	8	71,991	47,164	1,929	556	121,640
Partial loss probable	9	61	2,423	—	7	2,491
Definite loss	10	—	—	—	—	—
Total		$902,053	$3,010,798	$320,391	$122,726	$4,355,968

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

	June 30, 2017	December 31, 2016
Residential portfolio
FICO score (re-scored)(1)	744	743
LTV (re-valued)(2)	60.9%	63.2%
Home equity portfolio
FICO score (re-scored)(1)	766	767
LTV (re-valued)(2)	55.5%	55.9%

(1)
The average FICO scores for June 30, 2017 are based upon rescores available from May 31, 2017 and origination score data for loans booked between June 1, 2017 and June 30, 2017. The average FICO scores for December 31, 2016 are based upon rescores available from November 30, 2016 and origination score data for loans booked between December 1, 2016 and December 31, 2016.

(2)
The combined LTV ratios for June 30, 2017 and December 31, 2016 are based upon updated automated valuations as of March 31, 2015 and origination value data for loans booked between April 1, 2015 and through the dates indicated. For home equity loans and lines in a subordinate lien position, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

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

The following table shows information regarding nonaccrual loans at the dates indicated:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$33,630	$37,455
Commercial real estate	4,679	6,266
Small business	453	302
Residential real estate	7,683	7,782
Home equity	5,240	5,553
Other consumer	90	47
Total nonaccrual loans (1)	$51,775	$57,405

(1)	Included in these amounts were $5.7 million and $5.2 million of nonaccruing TDRs at June 30, 2017 and December 31, 2016, respectively.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$2,669	$3,775
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,563	$1,715
The following table shows the age analysis of past due financing receivables as of the dates indicated:

	June 30, 2017
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	3	$222	7	$18,644	42	$14,716	52	$33,582	$877,354	$910,936	$—
Commercial real estate	8	3,847	2	422	9	3,121	19	7,390	3,075,630	3,083,020	—
Commercial construction	—	—	—	—	—	—	—	—	340,757	340,757	—
Small business	10	198	5	49	16	311	31	558	131,105	131,663	—
Residential real estate	14	1,712	8	1,529	18	3,051	40	6,292	743,100	749,392	—
Home equity	17	946	10	1,258	15	1,256	42	3,460	1,039,999	1,043,459	—
Other consumer (1)	223	147	9	44	22	42	254	233	10,236	10,469	8
Total	275	$7,072	41	$21,946	122	$22,497	438	$51,515	$6,218,181	$6,269,696	$8

	December 31, 2016
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	8	$100	32	$253	6	$2,480	46	$2,833	$899,220	$902,053	$—
Commercial real estate	5	1,518	8	1,957	8	3,105	21	6,580	3,004,218	3,010,798	—
Commercial construction	—	—	—	—	—	—	—	—	320,391	320,391	—
Small business	9	323	—	—	19	140	28	463	122,263	122,726	—
Residential real estate	11	1,277	9	1,950	27	3,507	47	6,734	637,692	644,426	—
Home equity	19	1,117	11	767	16	1,209	46	3,093	985,054	988,147	—
Other consumer (1)	249	184	12	17	15	7	276	208	10,856	11,064	2
Total	301	$4,519	72	$4,944	91	$10,448	464	$19,911	$5,979,694	$5,999,605	$2

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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
TDRs on accrual status	$26,908	$27,093
TDRs on nonaccrual	5,728	5,199
Total TDRs	$32,636	$32,292
Amount of specific reserves included in the allowance for loan losses associated with TDRs	$1,421	$1,417
Additional commitments to lend to a borrower who has been a party to a TDR	$817	$1,378
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

The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	6	$1,299	$1,299	8	$1,379	$1,379
Commercial real estate	2	950	950	6	1,884	1,884
Small business	4	121	121	8	264	264
Residential real estate	5	889	900	5	889	900
Home equity	8	851	854	10	991	994
Total	25	$4,110	$4,124	37	$5,407	$5,421

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	4	$253	$253	7	$528	$528
Commercial real estate	4	918	918	6	1,343	1,343
Small business	2	109	109	2	109	109
Residential real estate	3	744	744	5	1,167	1,209
Home equity	3	123	123	4	304	304
Other consumer	1	22	22	5	107	107
Total	17	$2,169	$2,169	29	$3,558	$3,600

(1)
The post-modification balances represent the legal principal balance of the loan on the date of modification. These amounts may show an increase when modifications include a capitalization of interest.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)
Extended maturity	$2,872	$1,189	$4,079	$2,382
Adjusted interest rate	—	92	—	92
Combination rate and maturity	—	22	—	260
Court ordered concession	1,252	866	1,342	866
Total	$4,124	$2,169	$5,421	$3,600
The Company considers a loan to have defaulted when it reaches 90 days past due. There was one loan modified during the past twelve months with a recorded investment of $205,000 which has subsequently defaulted during the three and six months ended June 30, 2017. There were no loans modified during the preceding twelve months that had subsequently defaulted during the three and six months ended June 30, 2016.
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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio at the dates indicated:

	June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$34,807	$39,396	$—
Commercial real estate	11,450	12,623	—
Small business	547	616	—
Residential real estate	4,041	4,216	—
Home equity	4,708	4,808	—
Other consumer	112	113	—
Subtotal	55,665	61,772	—
With an allowance recorded
Commercial and industrial	$1,465	$1,465	$70
Commercial real estate	5,615	5,961	166
Small business	312	327	1
Residential real estate	9,838	10,475	1,036
Home equity	1,482	1,687	243
Other consumer	233	234	20
Subtotal	18,945	20,149	1,536
Total	$74,610	$81,921	$1,536

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$28,776	$29,772	$—
Commercial real estate	11,628	12,891	—
Small business	494	569	—
Residential real estate	4,216	4,427	—
Home equity	4,485	4,572	—
Other consumer	146	146	—
Subtotal	49,745	52,377	—
With an allowance recorded
Commercial and industrial	$10,402	$10,440	$3,661
Commercial real estate	5,185	5,533	196
Small business	377	392	8
Residential real estate	9,959	10,530	1,086
Home equity	1,378	1,547	242
Other consumer	251	252	21
Subtotal	27,552	28,694	5,214
Total	$77,297	$81,071	$5,214

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$49,477	$19	$49,502	$240
Commercial real estate	11,547	110	11,655	217
Small business	549	3	559	7
Residential real estate	4,064	48	4,082	96
Home equity	4,746	48	4,781	96
Other consumer	114	2	118	4
Subtotal	70,497	230	70,697	660
With an allowance recorded
Commercial and industrial	$1,521	$18	$1,555	$37
Commercial real estate	5,633	56	5,656	112
Small business	316	3	321	7
Residential real estate	9,841	77	9,882	157
Home equity	1,489	13	1,497	26
Other consumer	237	2	241	3
Subtotal	19,037	169	19,152	342
Total	$89,534	$399	$89,849	$1,002

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,349	$15	$2,415	$30
Commercial real estate	12,205	103	12,327	207
Small business	677	5	691	11
Residential real estate	4,315	51	4,331	101
Home equity	4,537	46	4,567	93
Other consumer	138	3	142	5
Subtotal	24,221	223	24,473	447
With an allowance recorded
Commercial and industrial	$2,458	$6	$2,487	$12
Commercial real estate	6,716	51	6,744	102
Small business	401	6	410	13
Residential real estate	10,394	91	10,424	184
Home equity	1,311	13	1,316	23
Other consumer	357	2	362	4
Subtotal	21,637	169	21,743	338
Total	$45,858	$392	$46,216	$785

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

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Outstanding balance	$19,606	$20,477
Carrying amount	$17,640	$18,392

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Dollars in thousands)
Beginning balance	$2,279	$2,779	$2,370	$2,827
Acquisition	—	—	—	—
Accretion	(302)	(420)	(609)	(829)
Other change in expected cash flows (1)	190	234	406	531
Reclassification from nonaccretable difference for loans which have paid off (2)	18	32	18	96
Ending balance	$2,185	$2,625	$2,185	$2,625
(1) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).
(2) Results in increased interest income during the period in which the loan paid off at amount greater than originally expected.

NOTE 6 - BANK PREMISES AND EQUIPMENT

During the first half of 2017, the Company purchased equipment that was subject to a master lease agreement with a third party lessee.  As such, the Company assumed the role of lessor in conjunction with the purchase, which was deemed to be an operating lease for accounting purposes.  During the first six months of 2017, the Company purchased a total of $10.6 million of equipment subject to the lease agreement, $4.3 million of which was purchased during the first three months of 2017.  In addition, the Company recognized rental income of $392,000 and $448,000 for the three and six months ended June 30, 2017, respectively, as well as depreciation expense of $245,000 and $289,000 for the same time periods.

NOTE 7 -EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Net income	$20,563	$20,374	$41,288	$38,985

Weighted Average Shares
Basic shares	27,257,799	26,304,129	27,144,350	26,289,726
Effect of dilutive securities	74,497	47,885	78,757	45,679
Diluted shares	27,332,296	26,352,014	27,223,107	26,335,405

Net income per share
Basic EPS	$0.75	$0.77	$1.52	$1.48
Effect of dilutive securities	—	—	—	—
Diluted EPS	$0.75	$0.77	$1.52	$1.48
The following table illustrates the options to purchase common stock or shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Stock options	—	—	—	3,626
Performance-based restricted stock	—	—	—	—

NOTE 8 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the six months ended June 30, 2017, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/13/2017	1,200	2005 Employee Stock Plan	$62.53	Ratably over 5 years from grant date
2/16/2017	34,150	2005 Employee Stock Plan	$63.10	Ratably over 5 years from grant date
3/31/2017	500	2005 Employee Stock Plan	$65.63	Ratably over 5 years from grant date
4/3/2017	1,500	2005 Employee Stock Plan	$64.14	Ratably over 5 years from grant date
5/15/2017	1,000	2005 Employee Stock Plan	$64.03	Ratably over 5 years from grant date
5/23/2017	7,000	2010 Non-Employee Director Stock Plan	$61.95	At the end of 5 years from grant date (1)
6/15/2017	950	2005 Employee Stock Plan	$66.18	Ratably over 5 years from grant date

(1)	These restricted stock grants will vest at the end of a five year period, or earlier if the director ceases to be a director for any reason other than cause, such as, for example, by retirement.
The fair value of the restricted stock awards is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.

Performance-Based Restricted Stock Awards
On February 16, 2017, the Company granted 14,400 performance-based restricted stock awards to certain executive level employees. These performance-based restricted stock awards were issued from the 2005 Employee Stock Plan and were determined to have a grant date fair value per share of $63.10, determined by the average of the high and low price at which the Company's common stock traded on the date of grant. The number of shares to be vested will be contingent upon the Company's attainment of certain performance measures outlined in the award agreement and will be measured as of the end of the three year performance period, January 1, 2017 through December 31, 2019. The awards will vest upon the later of the date on which it is determined if the performance goal is achieved subsequent to the performance period or March 31, 2020. These awards will be accounted for as equity awards due to the nature of these awards and the fact that these shares will not be settled in cash.
The holders of these awards are not entitled to receive dividends or vote until the shares are vested.
    On February 28, 2017, the performance-based restricted stock awards that were awarded on March 20, 2014 vested at 94% of the maximum target shares awarded, or 15,289 shares.
Stock Options
The Company did not grant any awards of options to purchase shares of common stock during the six months ended June 30, 2017.

NOTE 9 - REPURCHASE AGREEMENTS

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

The table below sets forth information regarding the Company’s repurchase agreements allocated by source of collateral at the dates indicated:

	June 30, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Total
	(Dollars in thousands)
Sources of collateral
U.S. government agency securities	$19,326	$19,326
Agency mortgage-backed securities	63,364	63,364
Agency collateralized mortgage obligations	76,681	76,681
Total borrowings	$159,371	$159,371

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Total
	(Dollars in thousands)
Sources of Collateral
U.S. government agency securities	$20,233	$20,233
Agency mortgage-backed securities	79,079	79,079
Agency collateralized mortgage obligations	77,601	77,601
Total borrowings	$176,913	$176,913

Certain counterparties monitor collateral, and may request additional collateral to be posted from time to time. For further information regarding the Company's repurchase agreements see Note 11 - Balance Sheet Offsetting.

NOTE 10 - DERIVATIVE AND HEDGING ACTIVITIES
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

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

June 30, 2017
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	1.23%	2.94%	$(522)
25,000	1-Apr-16	17-Jan-17	15-Dec-21	3 Month LIBOR	1.25%	1.36%	555
25,000	1-Apr-16	17-Jan-17	15-Dec-21	3 Month LIBOR	1.25%	1.36%	545
$75,000							$578
December 31, 2016
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
			(Dollars in thousands)
$25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.95%	2.94%	$(740)
25,000	1-Apr-16	17-Jan-17	15-Dec-21	3 Month LIBOR	N/A	1.36%	689
25,000	1-Apr-16	17-Jan-17	15-Dec-21	3 Month LIBOR	N/A	1.36%	675
$75,000							$624

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $109,000 (pre-tax) to be reclassified to interest expense from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of June 30, 2017.
The Company recognized $61,000 and $122,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for the three and six month periods ended June 30, 2017 and 2016, respectively.
The Company had no fair value hedges as of June 30, 2017 or December 31, 2016.
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

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2017
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	235	$31,311	$57,570	$71,039	$194,784	$560,115	$914,819	$12,239
Pay fixed, receive variable	220	$31,311	$57,570	$71,039	$194,784	$560,115	$914,819	$(12,242)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	24	$43,032	$—	$—	$—	$—	$43,032	$1,862
Buys U.S. currency, sells foreign currency	24	$43,032	$—	$—	$—	$—	$43,032	$(1,845)
	December 31, 2016
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	222	$30,245	$21,708	$63,771	$165,783	$567,897	$849,404	$12,005
Pay fixed, receive variable	207	$30,245	$21,708	$63,771	$165,783	$567,897	$849,404	$(12,008)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	33	$45,711	$—	$—	$—	$—	$45,711	$(2,250)
Buys U.S. currency, sells foreign currency	33	$45,711	$—	$—	$—	$—	$45,711	$2,277

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
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

The change in fair value on the interest rate lock commitments and forward delivery sale commitments are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was an increase of $153,000 and a decrease of $41,000 for the three month periods ended June 30, 2017 and 2016, respectively, and an increase of $6,000 and $13,000 for the six month periods ended June 30, 2017 and 2016, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives. Additionally, the aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income amounted to $977,000 and $1.3 million for the three month periods ended June 30, 2017 and 2016, respectively, and $2.0 million and $2.2 million for the six month periods ended June 30, 2017 and 2016, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	June 30 2017	December 31 2016	Balance Sheet Location	June 30 2017	December 31 2016
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$1,100	$1,364	Other liabilities	$522	$740
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	Other assets	$17,968	$18,629	Other liabilities	$17,971	$18,632
Foreign exchange contracts	Other assets	1,862	2,338	Other liabilities	1,845	2,311
Mortgage Derivatives
Interest rate lock commitments	Other assets	347	430	Other liabilities	—	—
Forward sales agreements	Other assets	—	—	Other liabilities	46	233
		$20,177	$21,397		$19,862	$21,176
Total		$21,277	$22,761		$20,384	$21,916

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
	(Dollars in thousands)
Derivatives designated as hedges
Loss in OCI on derivatives (effective portion), net of tax	$(190)	$(144)	$(101)	$(21)
Loss reclassified from OCI into interest expense (effective portion)	$(80)	$(640)	$(173)	$(1,301)
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest expense	$—	$—	$—	$—
Other expense	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$7	$41	$—	$113
Other expense	(4)	(18)	(10)	(34)
Changes in fair value of mortgage derivatives
Mortgage banking income	54	190	$104	304
Total	$57	$213	$94	$383

The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $12.2 million and $12.8 million at June 30, 2017 and December 31, 2016, respectively. Although none of the contingency provisions has applied as of June 30, 2017 and December 31, 2016, the Company has posted collateral to fully offset the net liability exposures with institutional counterparties.

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company's exposure relating to institutional counterparties was $4.0 million and $4.7 million at June 30, 2017 and December 31, 2016, respectively. The Company’s exposure relating to customer counterparties was approximately $15.7 million and $16.1 million at June 30, 2017 and December 31, 2016, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

NOTE 11 - BALANCE SHEET OFFSETTING
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
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	June 30, 2017
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$1,100	$—	$1,100	$1,100	$—	$—
Loan level derivatives	17,968	—	17,968	2,862	—	15,106
Customer foreign exchange contracts	1,862	—	1,862	—	—	1,862
	$20,930	$—	$20,930	$3,962	$—	$16,968

Derivative Liabilities
Interest rate swaps	$522	$—	$522	$—	$522	$—
Loan level derivatives	17,971	—	17,971	3,962	10,813	3,196
Customer foreign exchange contracts	1,845	—	1,845	—	—	1,845
Repurchase agreements
Customer repurchase agreements	159,371	—	159,371	—	159,371	—
	$179,709	$—	$179,709	$3,962	$170,706	$5,041

(1)	Reflects offsetting derivative positions with the same counterparty.

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2016
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$1,364	$—	$1,364	$961	$—	$403
Loan level derivatives	18,629	—	18,629	3,261	—	15,368
Customer foreign exchange contracts	2,338	—	2,338	—	—	2,338
	$22,331	$—	$22,331	$4,222	$—	$18,109

Derivative Liabilities
Interest rate swaps	$740	$—	$740	$—	$740	$—
Loan level derivatives	18,632	—	18,632	4,222	11,106	3,304
Customer foreign exchange contracts	2,311	—	2,311	—	—	2,311
Repurchase agreements
Customer repurchase agreements	176,913	—	176,913	—	176,913	—
	$198,596	$—	$198,596	$4,222	$188,759	$5,615

(1)	Reflects offsetting derivative positions with the same counterparty.

NOTE 12 - FAIR VALUE MEASUREMENTS
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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified as Level 2.
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
	June 30, 2017
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$1,293	$1,293	$—	$—
Securities available for sale
U.S. Government agency securities	24,278	—	24,278	$—
Agency mortgage-backed securities	192,670	—	192,670	—
Agency collateralized mortgage obligations	120,697	—	120,697	—
State, county, and municipal securities	3,775	—	3,775	—
Single issuer trust preferred securities issued by banks and insurers	2,328	—	2,328	—
Pooled trust preferred securities issued by banks and insurers	1,593	—	—	1,593
Small business administration pooled securities	50,779	—	50,779	—
Equity securities	19,823	19,823	—	—
Loans held for sale	9,381	—	9,381	—
Derivative instruments	21,277	—	21,277	—
Liabilities
Derivative instruments	20,384	—	20,384	—
Total recurring fair value measurements	$427,510	$21,116	$404,801	$1,593

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$36,504	$—	$—	$36,504
Other real estate owned and other foreclosed assets	3,029	—	—	3,029
Total nonrecurring fair value measurements	$39,533	$—	$—	$39,533

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, as of the dates indicated:

	Three Months Ended
	June 30
	2017	2016
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,596	$1,500
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	(4)	13
Settlements	1	(7)
Ending balance	$1,593	$1,506

	Six Months Ended
	June 30
	2017	2016
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,584	$1,572
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	7	(58)
Settlements	2	(8)
Ending balance	$1,593	$1,506
It is the Company’s policy to recognize the transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the six month periods ended June 30, 2017 or 2016.
The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3 for the periods indicated:

	June 30 2017	December 31 2016		June 30 2017	December 31 2016	June 30 2017	December 31 2016
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,593	$1,584	Cumulative prepayment	0% - 62%	0% - 62%	2.3%	2.5%
			Cumulative default	5% - 100%	5% - 100%	12.6%	12.8%
			Loss given default	85% - 100%	85% - 100%	94.3%	94.2%
			Cure given default	0% - 75%	0% - 75%	60.9%	60.9%
Appraisals of collateral(1)
Collateral dependent impaired loans	$36,504	$33,974
Other real estate owned and foreclosed assets	$3,029	$4,173

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
Additionally, the Company has certain assets which are marked to fair value on a nonrecurring basis which are categorized within Level 3. These assets include collateral dependent impaired loans and OREO. The determination of the fair value amount is derived from the use of independent third party appraisals and evaluations. Real estate appraisals are prepared by firms from a predetermined list of qualified and approved appraisers or evaluators. Upon receipt of a real estate appraisal or evaluation, the Company's Commercial Real Estate Appraisal Department will review the report for compliance with regulatory and Company standards, as well as reasonableness and acceptance of the value conclusions. Any issues or concerns regarding compliance or value conclusions will be addressed with the engaged firm and the report may be adjusted or revised. If a disagreement cannot be resolved, the Company will either address the key issues and modify the report for acceptance or reject the report and re-order a new report. Ultimately, the Company will confirm the collateral value as part of its review process.
The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the periods indicated:

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	June 30, 2017
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,006	$1,052	$—	$1,052	$—
Agency mortgage-backed securities	178,358	180,448	—	180,448	—
Agency collateralized mortgage obligations	288,428	286,832	—	286,832	—
Single issuer trust preferred securities issued by banks	1,500	1,537	—	1,537	—
Small business administration pooled securities	29,100	29,190	—	29,190	—
Loans, net of allowance for loan losses(b)	6,173,713	6,055,275	—	—	6,055,275
Federal Home Loan Bank stock(c)	14,421	14,421	—	14,421	—
Cash surrender value of life insurance policies(d)	149,319	149,319	—	149,319	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$6,087,206	6,087,206	—	6,087,206	—
Time certificates of deposits(f)	$608,174	605,802	—	605,802	—
Federal Home Loan Bank borrowings(f)	53,279	53,227	—	53,227	—
Customer repurchase agreements and other short-term borrowings(f)	159,371	159,371	—	—	159,371
Junior subordinated debentures(g)	73,069	74,146	—	74,146	—
Subordinated debentures(f)	34,659	33,161	—	—	33,161

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
This summary excludes certain financial assets and liabilities for which the carrying value approximates fair value. For financial assets, these may include cash and due from banks, federal funds sold and short-term investments. For financial liabilities, these may include federal funds purchased. These instruments would all be considered to be classified as Level 1 within the fair value hierarchy. Also excluded from the summary are financial instruments measured at fair value on a recurring and nonrecurring basis, as previously described.
The Company considers its financial instruments' current use to be the highest and best use of the instruments.

NOTE 13 - COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$1,277	$(485)	$792	$2,173	$(849)	$1,324
Less: net security gains reclassified into other noninterest income (expense)	1	(1)	—	2	(1)	1
Net change in fair value of securities available for sale	1,276	(484)	792	2,171	(848)	1,323

Change in fair value of cash flow hedges	(399)	162	(237)	(341)	138	(203)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(80)	33	(47)	(173)	71	(102)
Net change in fair value of cash flow hedges	(319)	129	(190)	(168)	67	(101)

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(7)	3	(4)	(14)	6	(8)
Amortization of net actuarial losses	69	(28)	41	139	(57)	82
Amortization of net prior service costs	69	(28)	41	138	(56)	82
Net change in other comprehensive income for defined benefit postretirement plans (2)	131	(53)	78	263	(107)	156
Total other comprehensive income	$1,088	$(408)	$680	$2,266	$(888)	$1,378

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$3,016	$(1,161)	$1,855	$9,666	$(3,747)	$5,919
Less: net security gains (losses) reclassified into other noninterest income	2	(1)	1	(27)	11	(16)
Net change in fair value of securities available for sale	3,014	(1,160)	1,854	9,693	(3,758)	5,935

Change in fair value of cash flow hedges	(882)	360	(522)	(1,338)	548	(790)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(640)	262	(378)	(1,301)	532	(769)
Net change in fair value of cash flow hedges	(242)	98	(144)	(37)	16	(21)

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(28)	11	(17)	(56)	22	(34)
Amortization of net actuarial losses	61	(25)	36	122	(50)	72
Amortization of net prior service credits	69	(27)	42	138	(55)	83
Net change in other comprehensive income for defined benefit postretirement plans (2)	102	(41)	61	204	(83)	121
Total other comprehensive income	$2,874	$(1,103)	$1,771	$9,860	$(3,825)	$6,035

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in 2009. The original gain of $1.4 million, net of tax, is being recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $209,000 and $281,000 at June 30, 2017 and December 31, 2016, respectively.

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2017
Beginning balance: January 1, 2017	$173	$361	$281	$(2,152)	$(1,337)
Net change in other comprehensive income (loss)	1,323	(29)	(72)	156	1,378
Ending balance: June 30, 2017	$1,496	$332	$209	$(1,996)	$41
	2016
Beginning balance: January 1, 2016	$1,306	$(1,955)	$427	$(2,230)	$(2,452)
Net change in other comprehensive income (loss)	5,935	53	(74)	121	6,035
Ending balance: June 30, 2016	$7,241	$(1,902)	$353	$(2,109)	$3,583

NOTE 14 - COMMITMENTS AND CONTINGENCIES
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
The following table summarizes the above financial instruments at the dates indicated:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Commitments to extend credit	$2,359,266	$2,227,955
Standby letters of credit	16,232	18,190
Deferred standby letter of credit fees	93	108
Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases.
Rent expense incurred under operating leases was approximately $2.1 million for both the three months ended June 30, 2017 and 2016, respectively, and $4.2 million and $4.3 million for the six months ended June 30, 2017 and 2016, respectively. Renewal options ranging from 4 months to 10 years exist for several of these leases.
There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2016. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for information regarding our leases and other commitments.
Other Contingencies
At June 30, 2017, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $32.3 million and $31.8 million at June 30, 2017 and December 31, 2016, respectively.

NOTE 15 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.
The following table presents certain information related to Company's investments in low income housing projects as of the dates indicated:

	June 30, 2017		December 31, 2016
	(Dollars in thousands)
Original investment value	$47,425		$47,379
Current recorded investment	37,666		39,606
Unfunded liability obligation	8,336		12,161
Tax credits and benefits	5,716	(1)	5,366
Amortization of investments	3,994	(2)	3,725
Net income tax benefit	1,722	(3)	1,641
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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, include, but are not limited to:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;

•	adverse changes or volatility in the local real estate market;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio including those related to one or more large commercial relationships;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax expense, resulting from failure to comply with general tax laws, changes in tax laws, or failure to comply with requirements of the federal New Markets Tax Credit program;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	unexpected increased competition in the Company’s market area;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	a deterioration in the conditions of the securities markets;

•	a deterioration of the credit rating for U.S. long-term sovereign debt;

•	our inability to adapt to changes in information technology, including changes to industry accepted service delivery models driven by a migration to the internet as a means of service delivery;

•	electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;

•	adverse changes in consumer spending and savings habits;

•	the inability to realize expected synergies from merger transactions in the amounts or in the timeframe anticipated;

•	inability to retain customers and employees, including those acquired in previous acquisitions;

•
the effect of laws and regulations regarding the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform and the Consumer Protection Act and regulatory uncertainty surrounding these laws and regulations;

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

		Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$415,943	$401,837	$363,644	$387,008	$389,824
Securities held to maturity	498,392	502,123	487,076	430,763	438,656
Loans	6,269,696	6,064,366	5,999,605	5,746,133	5,674,253
Allowance for loan losses	(59,479)	(62,318)	(61,566)	(58,205)	(57,727)
Goodwill and other intangible assets	243,005	230,613	231,374	210,834	211,526
Total assets	8,017,293	7,738,114	7,709,375	7,502,009	7,418,866
Total deposits	6,695,380	6,470,674	6,412,253	6,269,460	6,197,892
Total borrowings	320,378	304,297	335,474	299,521	298,368
Stockholders’ equity	914,584	877,480	864,690	818,242	803,897
Nonperforming loans	51,783	55,052	57,407	24,793	25,628
Nonperforming assets	54,812	58,456	61,580	26,591	27,473
Income statement
Interest income	$68,133	$64,407	$63,428	$62,308	$61,160
Interest expense	4,378	4,207	4,676	4,640	4,627
Net interest income	63,755	60,200	58,752	57,668	56,533
Provision for loan losses	1,050	600	4,000	950	600
Noninterest income	21,398	18,912	21,762	20,416	21,095
Noninterest expenses	52,809	48,773	51,637	46,857	47,146
Net income	20,563	20,725	17,179	20,484	20,374
Per share data
Net income—basic	$0.75	$0.77	$0.64	$0.78	$0.77
Net income—diluted	0.75	0.76	0.64	0.78	0.77
Cash dividends declared	0.32	0.32	0.29	0.29	0.29
Book value per share	33.34	32.44	32.02	31.09	30.55
Tangible book value per share (1)	24.48	23.92	23.45	23.08	22.52
Performance ratios
Return on average assets	1.06%	1.10%	0.89%	1.09%	1.13%
Return on average common equity	9.15%	9.59%	8.07%	9.98%	10.24%
Net interest margin (on a fully tax equivalent basis)	3.60%	3.51%	3.36%	3.40%	3.47%
Equity to assets	11.41%	11.34%	11.22%	10.91%	10.84%
Dividend payout ratio	42.09%	37.79%	44.43%	37.25%	37.43%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.83%	0.91%	0.96%	0.43%	0.45%
Nonperforming assets as a percent of total assets	0.68%	0.76%	0.80%	0.35%	0.37%

Allowance for loan losses as a percent of total loans	0.95%	1.03%	1.03%	1.01%	1.02%
Allowance for loan losses as a percent of nonperforming loans	114.86%	113.20%	107.24%	234.76%	225.25%
Capital ratios
Tier 1 leverage capital ratio	10.07%	9.92%	9.77%	9.59%	9.66%
Common equity tier 1 capital ratio	10.95%	10.89%	10.82%	10.78%	10.64%
Tier 1 risk-based capital ratio	12.07%	12.05%	11.99%	12.01%	11.88%
Total risk-based capital ratio	13.58%	13.66%	13.60%	13.63%	13.51%

(1)
Represents a non-GAAP measure. For reconciliation to GAAP book value per share, see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures" below.

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company's financial position or operating results. The Company is focused on organic growth, but will also consider acquisition opportunities that can provide a satisfactory financial return. The Company completed the acquisition of Island Bancorp Inc. ("Island Bancorp") in the second quarter of 2017.

Interest-Earning Assets

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect an overall increase in total loans over the past five quarters due to the results of that strategy, as well as the impact from the 2016 Q4 New England Bancorp, Inc. ("NEB") acquisition and 2017 Q2 Island Bancorp acquisition. Excluding the impact of the Island Bancorp acquisition, organic loan growth in the quarter was driven primarily by increases in the commercial and industrial, small business (commercial), home equity and residential categories, partly offset by a decline in construction related balances.

Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. The Company has gradually and intentionally shifted its balance sheet composition so that its interest-rate risk position is fundamentally asset-sensitive.

Management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and loan losses.

Funding and Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth, supporting management's emphasis on core deposit growth to fund loans, as depicted by the following chart:

As of June 30, 2017, core deposits comprised 90.5% of total deposits. The continued emphasis on core deposits has resulted in a cost of deposits of 0.18% for the 2017 second quarter, which remained consistent when compared to the first quarter of 2017.

The Company's net interest margin was 3.60% for the quarter ended June 30, 2017, a 9 basis point increase from the first quarter of 2017, reflecting the Company's asset sensitive position, as shown by the following chart:

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

Expense Control

Management seeks to take a balanced approach to noninterest expense control by monitoring the management of ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits and expenses associated with buildings and equipment. The following chart depicts the Company's efficiency ratio on a GAAP basis (calculated by dividing noninterest expense by the sum of noninterest income and net interest income), as well as the Company's efficiency ratio on a non-GAAP operating basis (calculated by dividing noninterest expense, excluding certain noncore items, by the sum of noninterest income, excluding certain noncore items, and net interest income) over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has also made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies help the Company operate in a more tax effective manner and sometimes also creates a competitive advantage for Rockland Trust and its community development subsidiaries. During the second quarter of 2017, the Company’s effective tax rate was 34.29%, an increase from the prior quarter rate of 30.31%. The rate in the first quarter was lower as a result excess tax benefits associated with a higher volume of stock compensation transactions in the first quarter.

Capital

The Company's disciplined approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term earnings growth. Strong earnings growth has contributed to healthy capital growth. Book value per share increased 2.8% in the second quarter of 2017 and 9.1% over the past four quarters (see "Non-GAAP Measures" below for a reconciliation of non-GAAP measures). In addition, tangible book value per share increased 2.3% in the second quarter of 2017 and has increased by 8.7% over the past four quarters. Stockholders' equity as a percentage of total assets was 11.41% for the second quarter of 2017, compared to 11.34% in the first quarter of 2017. The Company's tangible common equity ratio (or tangible common equity as a percentage of tangible assets) increased to 8.64% for the second quarter of 2017, as compared to 8.62% in the first quarter of 2017. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures. The following chart shows the Company's book value and tangible book value per share over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

The Company's strong growth in capital enables the payment of cash dividends. The Company paid quarterly cash dividends during the first two quarters of 2017 of $0.32 per share, representing a 10.3% increase from the 2016 quarterly cash dividends of $0.29 per share.

Second Quarter 2017 Results

Net income for the second quarter of 2017 was $20.6 million, or $0.75 on a diluted earnings per share basis, an increase of 0.9% and a decrease of 2.6%, respectively, as compared to $20.4 million, or $0.77 per diluted share, for the prior year second quarter. Second quarter 2017 net operating earnings were $22.4 million, or $0.82 on a diluted earnings per share basis, an increase of 9.2% and 5.1%, respectively, when compared to net operating earnings of $20.5 million, or $0.78 per diluted share, for the second quarter of 2016. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

2017 Outlook

During the Company’s second quarter 2017 earnings call, the Company stated that it anticipates the following for the full year ending December 31, 2017 (as compared with the year ending December 31, 2016 and as of December 31, 2016, as applicable):

•Organic loan growth at a mid-to-upper single digit pace;
•Organic deposit growth relatively consistent with organic growth in the second quarter of 2017;
•Net interest margin improvement of 15-20 basis points as compared to the full 3.40% reported for the full year 2016;
•Fee income growth in the low single digit pace;
•Quarterly efficiency ratio at year end expected to be mid 50s; and
•An effective tax rate of approximately 34%.

Non-GAAP Measures
When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes and other noncore items shown in the table that follows. There are items that impact the Company's results that management believes are unrelated to its core banking business such as gains or losses on the sales of securities, merger and acquisition expenses, loss on extinguishment of debt, impairment and other items. Management, therefore, computes the Company’s non-GAAP operating earnings and operating EPS, noninterest income on an operating basis and efficiency ratio on an operating basis, which exclude items management considers to be noncore. Management believes excluding these items facilitates greater visibility into the Company’s core banking business and underlying trends that may, to some extent, be obscured by inclusion of such items.

Management also supplements its evaluation of financial performance with analysis of tangible book value per share (which is computed by dividing stockholders' equity less goodwill and identifiable intangible assets, or "tangible common equity", by common shares outstanding) and with the Company's tangible common equity ratio (which is computed by dividing tangible common equity by tangible assets). The Company has included information on these tangible ratios which are non-GAAP measures because management believes that investors may find it useful to have access to the same analytical tools used by management to assess performance and identify trends.  The Company has recognized goodwill and other intangible assets in conjunction with merger and acquisition activities.  Excluding the impact of goodwill and other intangibles in measuring asset and capital values for the ratios provided, along with other bank standard capital ratios, facilitates comparison of the capital adequacy of the Company to other companies in the financial services industry.

These non-GAAP measures should not be viewed as a substitute for financial results determined in accordance with GAAP. An item which management deems to be noncore and excludes when computing these non-GAAP measures can be of substantial importance to the Company’s results for any particular period. The Company’s non-GAAP performance measures are not necessarily comparable to similarly named non-GAAP performance measures which may be presented by other companies.

The following tables summarize adjustments for noncore items for the time periods indicated below and reconciles non-GAAP measures:

	Three Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$20,563	$20,374	$0.75	$0.77
Non-GAAP adjustments
Noninterest expense components
Merger and acquisition expenses	2,909	206	0.11	0.01
Total impact of noncore items	2,909	206	0.11	0.01
Net tax benefit associated with noncore items (1)	(1,088)	(84)	(0.04)	—
Net operating earnings (Non-GAAP)	$22,384	$20,496	$0.82	$0.78

	Six Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$41,288	$38,985	$1.52	$1.48
Non-GAAP adjustments
Noninterest expense components
Loss on extinguishment of debt	—	437	—	0.02
Merger and acquisition expenses	3,393	540	0.12	0.02
Total impact of noncore items	3,393	977	0.12	0.04
Net tax benefit associated with noncore items (1)	(1,241)	(400)	(0.04)	(0.02)
Net operating earnings (Non-GAAP)	$43,440	$39,562	$1.60	$1.50

(1)
The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

	Three Months Ended
	June 30 2017	March 31 2017	December 31 2016	September 30 2016	June 30 2016
	(Dollars in thousands)
Net interest income (GAAP)	$63,755	$60,200	$58,752	$57,668	$56,533	(a)

Noninterest income (GAAP) *	$21,398	$18,912	$21,762	$20,416	$21,095	(b)
Noninterest income on an operating basis (Non-GAAP)	$21,398	$18,912	$21,762	$20,416	$21,095	(c)

Noninterest expense (GAAP)	$52,809	$48,773	$51,637	$46,857	$47,146	(d)
Less:
Merger and acquisition expense	2,909	484	4,764	151	206
Noninterest expense on an operating basis (Non-GAAP)	$49,900	$48,289	$46,873	$46,706	$46,940	(e)

Total revenue (GAAP)	$85,153	$79,112	$80,514	$78,084	$77,628	(a+b)
Total operating revenue (Non-GAAP)	$85,153	$79,112	$80,514	$78,084	$77,628	(a+c)

Ratios
Noninterest income as a % of revenue (GAAP based)	25.13%	23.91%	27.03%	26.15%	27.17%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)	25.13%	23.91%	27.03%	26.15%	27.17%	(c/(a+c))
Efficiency ratio (GAAP based)	62.02%	61.65%	64.13%	60.01%	60.73%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	58.60%	61.04%	58.22%	59.82%	60.47%	(e/(a+c))
* There were no adjustments for the periods presented.

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	June 30, 2017	March 31 2017	December 31 2016	September 30 2016	June 30, 2016
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$914,584	$877,480	$864,690	$818,242	$803,897	(a)
Less: Goodwill and other intangibles	243,005	230,613	231,374	210,834	211,526
Tangible common equity (Non-GAAP)	671,579	646,867	633,316	607,408	592,371	(b)
Tangible assets
Assets (GAAP)	8,017,293	7,738,114	7,709,375	7,502,009	7,418,866	(c)
Less: Goodwill and other intangibles	243,005	230,613	231,374	210,834	211,526
Tangible assets (Non-GAAP)	$7,774,288	$7,507,501	$7,478,001	$7,291,175	$7,207,340	(d)
Common shares	27,431,171	27,046,768	27,005,813	26,320,467	26,309,887	(e)

Common equity to assets ratio (GAAP)	11.41%	11.34%	11.22%	10.91%	10.84%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	8.64%	8.62%	8.47%	8.33%	8.22%	(b/d)
Book value per share (GAAP)	$33.34	$32.44	$32.02	$31.09	$30.55	(a/e)
Tangible book value per share (Non-GAAP)	$24.48	$23.92	$23.45	$23.08	$22.52	(b/e)

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
There have been no material changes in critical accounting policies during the first six months of 2017. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $64.1 million, or 7.5%, at June 30, 2017 as compared to at December 31, 2016 reflecting new purchases made during the six month period, partially offset by paydowns on existing securities. The ratio of securities to total assets was 11.4% and 11.0% at June 30, 2017 and December 31, 2016, respectively.
The Company monitors investment securities for the presence of other-than-temporary impairment (“OTTI”). For debt securities, the primary consideration in determining whether impairment is OTTI is whether or not the Bank expects to collect all contractual cash flows. Further details regarding the Company's analysis of potential OTTI can be found in Note 4 “Securities” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During the six months ended June 30, 2017 and 2016, the Bank originated residential loans with the intention of selling them in the secondary market or to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no losses during the three and six months ended June 30, 2017 and June 30, 2016 related to these activities.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Dollars in thousands)
Held in portfolio	$42,191	$29,570	$84,771	$51,279
Sold or held for sale in the secondary market	54,077	67,625	99,534	113,432
Total closed loans	$96,268	$97,195	$184,305	$164,711

The Company sold $48.2 million and $62.1 million in residential loans during the three months ended June 30, 2017 and 2016, respectively, and $97.8 million and $106.6 million during the six months ended June 30, 2017 and 2016, respectively. All loans sold during these periods were sold with servicing rights released.

Currently, the Bank sells the servicing of sold loans for a servicing release premium, simultaneous with the sale of the loan. In the past, the Bank may have opted to sell loans and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors amounted to $303.7 million, $311.3 million and $345.9 million at June 30, 2017, December 31, 2016, and June 30, 2016, respectively. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 2 - Mortgage Servicing Asset

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$1,958	$2,418	$2,048	$2,581
Acquired portfolio	28	—	28	—
Amortization	(108)	(141)	(209)	(279)
Change in valuation allowance	(2)	(156)	9	(181)
Balance at end of period	$1,876	$2,121	$1,876	$2,121
Forward sale contracts of mortgage loans, considered derivative instruments for accounting purposes, may be utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain one-to-four family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans, resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to investors which economically hedges this market risk. See Note 10, “Derivative and Hedging Activities” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The Company’s loan portfolio increased by $270.1 million during the first six months of 2017, due in part to the acquired loan portfolio related to the Island Bancorp acquisition.

Excluding the effects of the Island Bancorp acquisition, the Company has experienced organic loan growth across all major loan categories. The following table summarizes loan growth during the periods indicated:

Table 3 - Components of Loan Growth/(Decline)
	June 30 2017	December 31 2016	Island Bancorp Acquisition	Organic Growth/(Loss)	Organic Growth/ (Loss) %
	(Dollars in thousands)
Commercial and industrial	$910,936	$902,053	$4,271	$4,612	0.51%
Commercial real estate	3,083,020	3,010,798	44,510	27,712	0.92%
Commercial construction	340,757	320,391	106	20,260	6.32%
Small business	131,663	122,726	57	8,880	7.24%
Total commercial	4,466,376	4,355,968	48,944	61,464	1.41%
Residential real estate	749,392	644,426	87,450	17,516	2.72%
Home equity	1,043,459	988,147	18,921	36,391	3.68%
Total consumer real estate	1,792,851	1,632,573	106,371	53,907	3.30%
Total other consumer	10,469	11,064	236	(831)	(7.51)%
Total loans	$6,269,696	$5,999,605	$155,551	$114,540	1.91%
Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of June 30, 2017:

(Dollars in thousands)
Average loan size	$233
Largest individual commercial and industrial loan outstanding	$21,000
Commercial and industrial nonperforming loans/commercial and industrial loans	3.69%
The Company’s commercial real estate portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of June 30, 2017:

(Dollars in thousands)
Average loan size	$831
Largest individual commercial real estate mortgage outstanding	$27,649
Commercial real estate nonperforming loans/commercial real estate loans	0.14%
Owner occupied commercial real estate loans/commercial real estate loans	16.1%

In addition to the commercial portfolios, the Company also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $1.8 billion at June 30, 2017.

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
Purchased Credit Impaired Loans    Purchased Credit Impaired (“PCI”) loans are acquired loans which had evidence of deterioration in credit quality at the purchase date and for which it is probable that all contractually required payments will not be collected. PCI loans are recorded at fair value without any carryover of the allowance for loan losses. The excess cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield," is accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual in the same manner as originated loans, rather they are generally considered to be accruing loans because their interest income recognized relates to the accretable yield and not to contractual interest payments. See Note 5, "Loans, Allowance for Loan Losses, and Credit Quality" within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for more information.
Nonperforming Assets    Nonperforming assets are comprised of nonperforming loans and other real estate owned (“OREO”). Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest.
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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	June 30, 2017	December 31, 2016	June 30, 2016
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial (1)	$33,630	$37,455	$3,177
Commercial real estate	4,679	6,266	8,220
Small business	453	302	349
Residential real estate	7,683	7,782	7,116
Home equity	5,240	5,553	6,684
Other consumer	90	47	81
Total (2)	$51,775	$57,405	$25,627
Loans past due 90 days or more but still accruing
Other consumer	8	2	1
Total	$8	$2	$1
Total nonperforming loans	$51,783	$57,407	$25,628
Other real estate owned	3,029	4,173	1,845
Total nonperforming assets	$54,812	$61,580	$27,473
Nonperforming loans as a percent of gross loans	0.83%	0.96%	0.45%
Nonperforming assets as a percent of total assets	0.68%	0.80%	0.37%

(1)	Included in the June 30, 2017 amount is loans related to one large relationship that was place on nonaccrual status.

(2)	Inclusive of TDRs on nonaccrual status of $5.7 million, $5.2 million, and $5.1 million at June 30, 2017, December 31, 2016, and June 30, 2016, respectively.
The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Dollars in thousands)
Nonperforming assets beginning balance	$58,456	$27,219	$61,580	$29,849
New to nonperforming	3,619	3,943	7,567	7,102
Loans charged-off	(4,198)	(576)	(4,706)	(1,113)
Loans paid-off	(1,124)	(1,955)	(5,869)	(5,649)
Loans transferred to other real estate owned and foreclosed assets	—	(291)	(457)	(377)
Loans restored to performing status	(1,642)	(1,058)	(2,271)	(2,162)
New to other real estate owned	—	291	457	377
Valuation write down	(95)	(153)	(95)	(153)
Sale of other real estate owned	(279)	(45)	(1,505)	(683)
Capital improvements to other real estate owned	—	31	—	144
Other	75	67	111	138
Nonperforming assets ending balance	$54,812	$27,473	$54,812	$27,473

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 6 - Troubled Debt Restructurings

	June 30, 2017	December 31, 2016	June 30, 2016
	(Dollars in thousands)
Performing troubled debt restructurings	$26,908	$27,093	$28,319
Nonaccrual troubled debt restructurings	5,728	5,199	5,121
Total	$32,636	$32,292	$33,440
Performing troubled debt restructurings as a % of total loans	0.43%	0.45%	0.50%
Nonaccrual troubled debt restructurings as a % of total loans	0.09%	0.09%	0.09%
Total troubled debt restructurings as a % of total loans	0.52%	0.54%	0.59%
The following table summarizes changes in TDRs for the periods indicated:
Table 7 - Activity in Troubled Debt Restructurings

	Three Months Ended		Six Months Ended
	June 30 2017	June 30 2016	June 30 2017	June 30 2016
	(Dollars in thousands)
TDRs beginning balance	$31,014	$36,550	$32,292	$38,074
New to TDR status	2,976	1,187	3,207	2,031
Transfer to OREO	—	—	(215)	—
Paydowns	(1,352)	(4,282)	(2,629)	(6,650)
Charge-offs	(2)	(15)	(19)	(15)
TDRs ending balance	$32,636	$33,440	$32,636	$33,440

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 8 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$529	$289	$1,100	$577
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$395	$537	$764	$995
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
Total impaired loans at June 30, 2017 and December 31, 2016 were $74.6 million and $77.3 million, respectively. For additional information regarding the Company’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 5, “Loans, Allowance for Loan Losses, and Credit Quality” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At June 30, 2017, there were 59 relationships, with an aggregate balance of $92.0 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.
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
As of June 30, 2017, the allowance for loan losses totaled $59.5 million, or 0.95% of total loans, as compared to $61.6 million, or 1.03% of total loans, at December 31, 2016.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 9 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(Dollars in thousands)
Average total loans	$6,158,997	$6,017,713	$5,841,546	$5,660,271	$5,629,745
Allowance for loan losses, beginning of period	$62,318	$61,566	$58,205	$57,727	$56,432
Charged-off loans
Commercial and industrial	3,591	—	562	27	2
Commercial real estate	—	—	49	341	25
Small business	24	70	37	98	30
Residential real estate	116	23	1	—	8
Home equity	122	14	111	154	190
Other consumer	345	401	455	523	322
Total charged-off loans	4,198	508	1,215	1,143	577
Recoveries on loans previously charged-off
Commercial and industrial	13	187	9	63	649
Commercial real estate	26	31	29	124	223
Small business	13	66	73	28	73
Residential real estate	2	12	117	130	51
Home equity	26	76	64	24	26
Other consumer	229	288	284	302	250
Total recoveries	309	660	576	671	1,272
Net loans charged-off (recovered)
Commercial and industrial	3,578	(187)	553	(36)	(647)
Commercial real estate	(26)	(31)	20	217	(198)
Small business	11	4	(36)	70	(43)
Residential real estate	114	11	(116)	(130)	(43)
Home equity	96	(62)	47	130	164
Other consumer	116	113	171	221	72
Total net loans charged-off (recovered)	3,889	(152)	639	472	(695)
Provision for loan losses	1,050	600	4,000	950	600
Total allowance for loan losses, end of period	$59,479	$62,318	$61,566	$58,205	$57,727
Net loans charged-off (recovered) as a percent of average total loans (annualized)	0.25%	(0.01)%	0.04%	0.03%	(0.05)%
Allowance for loan losses as a percent of total loans	0.95%	1.03%	1.03%	1.01%	1.02%
Allowance for loan losses as a percent of nonperforming loans	114.86%	113.20%	107.24%	234.76%	225.25%
Net loans charged-off (recovered) as a percent of allowance for loan losses (annualized)	25.94%	(0.97)%	4.13%	3.23%	(4.84)%
Recoveries as a percent of charge-offs	7.36%	129.92%	47.41%	58.71%	220.45%

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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 10 - Summary of Allocation of Allowance for Loan Losses

	June 30, 2017		December 31, 2016
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$13,544	14.5%	$16,921	15.0%
Commercial real estate	30,947	49.2%	30,369	50.2%
Commercial construction	4,814	5.4%	4,522	5.3%
Small business	1,613	2.1%	1,502	2.1%
Residential real estate	2,693	12.0%	2,621	10.7%
Home equity	5,353	16.6%	5,238	16.5%
Other consumer	515	0.2%	393	0.2%
Total allowance for loan losses	$59,479	100.0%	$61,566	100.0%
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
For additional information regarding the Company’s allowance for loan losses, see Note 5, “Loans, Allowance for Loan Losses, and Credit Quality” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.

Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $14.4 million and $11.5 million at June 30, 2017 and December 31, 2016, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Other Intangible Assets Goodwill and other intangible assets were $243.0 million and $231.4 million as of June 30, 2017 and December 31, 2016, respectively. The increase is due to the Island Bancorp acquisition offset by amortization of definite-lived intangibles.
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

Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $149.3 million and $144.5 million at June 30, 2017 and December 31, 2016, respectively, with $2.7 million of the increase attributable to policies obtained in the Island Bancorp acquisition. The Company recorded tax exempt income from the life insurance policies of $1.0 million and $982,000 for the three months ended June 30, 2017 and 2016, respectively, and $2.0 million for both the six month periods ended June 30, 2017 and 2016.
Deposits As of June 30, 2017, total deposits were $6.7 billion, representing a $283.1 million, or 4.4%, increase from December 31, 2016. The increase is attributable to the Island Bancorp acquisition combined with growth in core deposits, which represent 90.5% of total deposits as of June 30, 2017. Total cost of deposits remained consistent at 0.18% for the second quarter of 2017 when compared to the prior quarter.
Excluding the effects of the Island Bancorp acquisition, the Company has experienced strong organic deposit growth. The following table summarizes deposit growth during the periods indicated:
Table 11 - Components of Deposit Growth/(Decline)

	June 30 2017	December 31 2016	Island Bancorp Acquisition	Organic Growth/(Decline)	Organic Growth/ (Decline)%
	(Dollars in thousands)
Demand deposits	$2,118,506	$2,057,086	$33,599	$27,821	1.4%
Savings and interest checking	2,676,389	2,469,237	47,095	160,057	6.5%
Money market	1,292,311	1,236,778	63,915	(8,382)	(0.7)%
Time certificates of deposits	608,174	649,152	14,971	(55,949)	(8.6)%
Total	$6,695,380	$6,412,253	$159,580	$123,547	1.9%
The Bank also participates in the Promontory Interfinancial Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. In addition, the Company may occasionally raise funds through brokered certificates of deposit. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. At June 30, 2017 and December 31, 2016, the Company had brokered deposits of $30.5 million and $14.7 million, respectively, primarily consisting of deposits associated with the Promontory Network.

Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.

The Company’s borrowings, net of applicable debt issuance costs, consisted of the following as of the periods indicated:
Table 12 - Borrowings

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$53,279	$50,819
Short-term borrowings - one year and under (1)
Customer repurchase agreements and other short-term borrowings	159,371	176,913
Long-term borrowings - over one year (1)
Junior subordinated debentures:
Capital Trust V	51,502	51,500
Slades Ferry Trust I	10,227	10,224
Central Trust I	5,258	5,256
Central Trust II	6,082	6,127
Subordinated debentures	34,659	34,635
Total long-term borrowings	$107,728	$107,742
Total borrowings	$320,378	$335,474
(1) Classification is based upon duration at origination and not predicated upon remaining time to maturity.
The Bank had $2.9 billion and $2.8 billion of assets pledged as collateral against borrowings as of June 30, 2017 and December 31, 2016, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston. Assets are also pledged as collateral for customer repurchase agreements.

Capital Resources On June 15, 2017, the Company’s Board of Directors declared a cash dividend of $0.32 per share to stockholders of record as of the close of business on June 26, 2017. This dividend was paid on July 7, 2017.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At June 30, 2017 and December 31, 2016, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements for each period indicated:

Table 13 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	June 30, 2017
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$859,241	13.58%	$506,237	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	692,601	10.95%	284,758	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	763,598	12.07%	379,678	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	763,598	10.07%	303,182	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$824,337	13.03%	$505,991	≥	8.0%	$632,489	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	763,354	12.07%	284,620	≥	4.5%	411,118	≥	6.50%
Tier 1 capital (to risk weighted assets)	763,354	12.07%	379,493	≥	6.0%	505,991	≥	8.00%
Tier 1 capital (to average assets)	763,354	10.08%	303,051	≥	4.0%	378,814	≥	5.00%
	December 31, 2016
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$824,265	13.60%	$484,942	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	656,080	10.82%	272,780	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	727,070	11.99%	363,706	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	727,070	9.77%	297,748	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$788,320	13.01%	$484,834	≥	8.0%	$606,042	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	725,760	11.98%	272,719	≥	4.5%	393,927	≥	6.50%
Tier 1 capital (to risk weighted assets)	725,760	11.98%	363,625	≥	6.0%	484,834	≥	8.00%
Tier 1 capital (to average assets)	725,760	9.76%	297,589	≥	4.0%	371,986	≥	5.00%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased-in, beginning at 0.625% on January 1, 2016 and ultimately increasing to 2.5% on January 1, 2019. At June 30, 2017 the Company's capital levels exceeded the required buffer of 2.5%.
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company totaled $11.7 million and $11.1 million for the three months ended June 30, 2017 and 2016, respectively, and totaled $23.4 million and $22.2 million for the six months ended June 30, 2017 and 2016, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements of the Company. At both June 30, 2017 and 2016, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management As of June 30, 2017, the Rockland Trust Investment Management Group had assets under administration of $3.2 billion, representing approximately 5,496 trust, fiduciary, and agency accounts. At December 31, 2016, assets under administration were $2.9 billion, representing approximately 5,431 trust, fiduciary, and agency accounts. Included in these amounts as of June 30, 2017 and December 31, 2016 are assets under administration of $280.6 million and $266.5 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $5.5 million and $5.2 million for the three months ended June 30, 2017 and 2016, respectively and $10.6 million and $9.7 million for the six months ended June 30, 2017 and 2016, respectively.
Retail investments and insurance revenue was $507,000 and $570,000 for the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively. Retail investments and insurance revenue includes commission revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts, Highland Capital Brokerage, and Smith Companies LTD, a division of Capitas Financial, LLC.

RESULTS OF OPERATIONS
The following table provides a summary of results of operations for the three and six months ended June 30, 2017 and 2016:
Table 14 - Summary of Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Net Income	$20,563	$20,374	$41,288	$38,985
Diluted earnings per share	$0.75	$0.77	$1.52	$1.48
Return on average assets	1.06%	1.13%	1.08%	1.09%
Return on average equity	9.15%	10.24%	9.36%	9.89%
Net interest margin	3.60%	3.47%	3.56%	3.43%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the second quarter of 2017 was $64.1 million, representing an increase of $7.2 million, or 12.7%, when compared to the second quarter of 2016. The overall increase in interest earning assets is driven by both recent acquisitions and organic growth, increased market rates on short-term indexed assets, lower borrowings cost, and the reinvestment of excess liquidity.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and six months ending June 30, 2017 and 2016, respectively. Nontaxable income from loans and securities is presented on a FTE by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 15 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended June 30
	2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$72,676	$190	1.05%	$135,766	$169	0.50%
Securities
Securities - trading	1,292	—	—%	775	—	—%
Securities - taxable investments	900,086	5,609	2.50%	826,382	5,269	2.56%
Securities - nontaxable investments (1)	3,787	40	4.24%	4,397	44	4.02%
Total securities	905,165	5,649	2.50%	831,554	5,313	2.57%
Loans held for sale	3,733	21	2.26%	8,077	57	2.84%
Loans (2)
Commercial and industrial	895,173	9,098	4.08%	853,783	8,367	3.94%
Commercial real estate (1)	3,028,745	30,968	4.10%	2,726,249	27,847	4.11%
Commercial construction	362,603	4,105	4.54%	358,256	3,676	4.13%
Small business	129,100	1,776	5.52%	106,272	1,432	5.42%
Total commercial	4,415,621	45,947	4.17%	4,044,560	41,322	4.11%
Residential real estate	704,726	7,024	4.00%	628,855	6,224	3.98%
Home equity	1,028,109	9,444	3.68%	942,515	8,178	3.49%
Total consumer real estate	1,732,835	16,468	3.81%	1,571,370	14,402	3.69%
Other consumer	10,541	240	9.13%	13,815	297	8.65%
Total loans	6,158,997	62,655	4.08%	5,629,745	56,021	4.00%
Total interest-earning assets	$7,140,571	$68,515	3.85%	$6,605,142	$61,560	3.75%
Cash and due from banks	97,129			91,198
Federal Home Loan Bank stock	13,700			13,935
Other assets	551,388			539,511
Total assets	$7,802,788			$7,249,786
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,568,020	$849	0.13%	$2,395,837	$777	0.13%
Money market	1,287,991	935	0.29%	1,146,928	712	0.25%
Time deposits	609,787	1,128	0.74%	647,274	1,249	0.78%
Total interest-bearing deposits	$4,465,798	$2,912	0.26%	$4,190,039	$2,738	0.26%
Borrowings
Federal Home Loan Bank borrowings	$63,275	$418	2.65%	$59,657	$394	2.66%
Customer repurchase agreements and other short-term borrowings	155,692	55	0.14%	140,252	48	0.14%
Junior subordinated debentures	73,068	565	3.10%	73,231	1,019	5.60%
Subordinated debentures	34,652	428	4.95%	34,607	428	4.97%

Total borrowings	$326,687	$1,466	1.80%	$307,747	$1,889	2.47%
Total interest-bearing liabilities	$4,792,485	$4,378	0.37%	$4,497,786	$4,627	0.41%
Demand deposits	2,026,770			1,846,550
Other liabilities	81,725			105,607
Total liabilities	$6,900,980			$6,449,943
Stockholders' equity	901,808			799,843
Total liabilities and stockholders' equity	$7,802,788			$7,249,786
Net interest income (1)		$64,137			$56,933
Interest rate spread (3)			3.48%			3.34%
Net interest margin (4)			3.60%			3.47%
Supplemental information
Total deposits, including demand deposits	$6,492,568	$2,912		$6,036,589	$2,738
Cost of total deposits			0.18%			0.18%
Total funding liabilities, including demand deposits	$6,819,255	$4,378		$6,344,336	$4,627
Cost of total funding liabilities			0.26%			0.29%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $382,000 and $400,000 for three months ended June 30, 2017 and 2016, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $3.8 million and $4.4 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $70.3 million and $71.5 million, for the three months ended June 30, 2017 and 2016, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 16 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Six Months Ended June 30
	2017			2016
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$88,752	$397	0.90%	$150,165	$380	0.51%
Securities
Securities - trading	1,146	—	—%	597	—	—%
Securities - taxable investments	887,820	10,976	2.49%	828,776	10,466	2.54%
Securities - nontaxable investments (1)	3,790	80	4.26%	4,646	93	4.03%
Total securities	892,756	11,056	2.50%	834,019	10,559	2.55%
Loans held for sale	3,232	35	2.18%	6,161	89	2.91%
Loans (2)				—
Commercial and industrial	888,009	17,740	4.03%	842,566	16,339	3.90%
Commercial real estate (1)	3,029,043	61,182	4.07%	2,692,921	54,617	4.08%
Commercial construction	347,031	7,682	4.46%	369,058	7,495	4.08%
Small business	126,750	3,456	5.50%	102,642	2,764	5.42%
Total commercial	4,390,833	90,060	4.14%	4,007,187	81,215	4.08%
Residential real estate	674,368	13,123	3.92%	631,222	12,605	4.02%
Home equity	1,012,610	18,152	3.61%	936,547	16,209	3.48%
Total consumer real estate	1,686,978	31,275	3.74%	1,567,769	28,814	3.70%
Other consumer	10,934	481	8.87%	14,105	633	9.02%
Total loans	6,088,745	121,816	4.03%	5,589,061	110,662	3.98%
Total interest-earning assets	$7,073,485	$133,304	3.80%	$6,579,406	$121,690	3.72%
Cash and due from banks	96,048			88,495
Federal Home Loan Bank stock	13,406			13,767
Other assets	545,929			537,229
Total assets	$7,728,868			$7,218,897
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,523,941	$1,612	0.13%	$2,375,409	$1,660	0.14%
Money market	1,273,310	1,792	0.28%	1,137,687	1,413	0.25%
Time deposits	622,298	2,275	0.74%	658,834	2,533	0.77%
Total interest-bearing deposits	$4,419,549	$5,679	0.26%	$4,171,930	$5,606	0.27%
Borrowings
Federal Home Loan Bank borrowings	$64,905	821	2.55%	$70,325	$884	2.53%
Customer repurchase agreements and other short-term borrowings	156,494	111	0.14%	140,557	97	0.14%
Junior subordinated debentures	73,077	1,119	3.09%	73,257	2,035	5.59%
Subordinated debentures	34,647	855	4.98%	34,600	855	4.97%
Total borrowings	$329,123	$2,906	1.78%	$318,739	$3,871	2.44%
Total interest-bearing liabilities	$4,748,672	$8,585	0.36%	$4,490,669	$9,477	0.42%
Demand deposits	2,007,282			1,829,212
Other liabilities	83,697			105,944

Total liabilities	$6,839,651			$6,425,825
Stockholders' equity	889,217			793,072
Total liabilities and stockholders' equity	$7,728,868			$7,218,897
Net interest income (1)		$124,719			$112,213
Interest rate spread (3)			3.44%			3.30%
Net interest margin (4)			3.56%			3.43%
Supplemental information
Total deposit, including demand deposits	$6,426,831	$5,679		$6,001,142	$5,606
Cost of total deposits			0.18%			0.19%
Total funding liabilities, including demand deposits	$6,755,954	$8,585		$6,319,881	$9,477
Cost of total funding liabilities			0.26%			0.30%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $764,000 and $789,000 for the six months ended June 30, 2017 and 2016, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $3.8 million and $4.6 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $72.0 million and $70.8 million for the six months ended June 30, 2017 and 2016, respectively.

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

Table 17 - Volume Rate Analysis

	Three Months Ended June 30			Six Months Ended June 30
	2017 Compared To 2016			2017 Compared To 2016
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$100	$(79)	$21	$172	$(155)	$17
Securities
Securities - taxable investments	(130)	470	340	(236)	746	510
Securities - nontaxable investments (1)	2	(6)	(4)	4	(17)	(13)
Total securities			336			497
Loans held for sale	(5)	(31)	(36)	(12)	(42)	(54)
Loans
Commercial and industrial	325	406	731	520	881	1,401
Commercial real estate (1)	31	3,090	3,121	(252)	6,817	6,565
Commercial construction	384	45	429	634	(447)	187
Small business	36	308	344	43	649	692
Total commercial			4,625			8,845
Residential real estate	49	751	800	(344)	862	518
Home equity	523	743	1,266	627	1,316	1,943
Total consumer real estate			2,066		2,191	2,461
Other consumer	13	(70)	(57)	(10)	(142)	(152)
Total loans (1)(2)			6,634			11,154
Total income of interest-earning assets			$6,955			$11,614
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$16	$56	$72	$(152)	$104	$(48)
Money market	135	88	223	211	168	379
Time certificates of deposits	(49)	(72)	(121)	(118)	(140)	(258)
Total interest bearing deposits			174			73
Borrowings
Federal Home Loan Bank borrowings	—	24	24	5	(68)	(63)
Customer repurchase agreements and other short-term borrowings	2	5	7	3	11	14
Junior subordinated debentures	(452)	(2)	(454)	(911)	(5)	(916)
Subordinated debentures	(1)	1	—	(1)	1	—
Total borrowings			(423)			(965)
Total expense of interest-bearing liabilities			(249)			(892)
Change in net interest income			$7,204			$12,506

(1)	The table above reflects income determined on a FTE basis. See footnote (1) to tables 15 and 16 above for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses totaled $1.1 million and $1.7 million for the three and six months ended June 30, 2017, respectively, as compared to $600,000 and $1.1 million for the comparable year-ago periods.

The Company’s allowance for loan losses, as a percentage of total loans, was 0.95% at June 30, 2017, 1.03% at December 31, 2016, and 1.02% at June 30, 2016. The decrease is attributable to a significant charge-off recorded for a previously recognized specific reserve, combined with the impact of loans acquired in connection with the Island Bancorp acquisition. These acquired loans are recorded at fair value, including a reduction for estimated credit losses, and without carryover of the respective portfolio's historical allowance for loan losses. Net charge-offs were $3.9 million and $3.7 million for the three and six months ended June 30, 2017 as compared to net recoveries of $695,000 and $777,000 for the three and six months ended June 30, 2016, respectively.
 Overall economic conditions remained healthy within the New England region with continued strengthening in certain sectors.  Hiring activity was mixed with unemployment levels remaining quite low. Moderate wage increases have occurred during the first half of the year while prices have generally stayed relatively flat with some exceptions.  Energy prices, despite some fluctuations, have remained relatively low, benefiting consumers and many businesses.  Commercial real estate fundamentals remained generally consistent during June 2017 versus the previous quarter.  Valuations remain at or near record levels for most property types and vacancy levels have remained relatively low, although office leasing activity has exhibited some mixed activity in certain Boston sub-markets; however, stable demand is still expected going forward.  Most construction activity continues to be focused on multifamily projects and some investors have expressed caution with respect to the higher valuations of these projects in recent quarters.  Residential real estate metrics also remain strong with median sales prices continuing their upward momentum throughout New England. While overall numbers of closed sales through April were down slightly from a year prior, this is likely attributable to a tighter inventory of properties rather than slowing demand. Continued strength in most economic fundamentals is generally expected throughout 2017, however political uncertainty and potentially volatile real estate valuations remain as key risks which may have significant impact upon the New England region.
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

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 18 - Noninterest Income

	Three Months Ended
	June 30		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,392	$4,618	$(226)	(4.89)%
Interchange and ATM fees	4,434	4,136	298	7.21%
Investment management	5,995	5,734	261	4.55%
Mortgage banking income	1,314	1,363	(49)	(3.60)%
Increase in cash surrender value of life insurance policies	1,017	982	35	3.56%
Gain on sale of equity securities	3	5	(2)	(40.00)%
Loan level derivative income	1,337	2,095	(758)	(36.18)%
Other noninterest income	2,906	2,162	744	34.41%
Total	$21,398	$21,095	$303	1.44%

	Six Months Ended
	June 30		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Deposit account fees	$8,936	$9,213	$(277)	(3.01)%
Interchange and ATM fees	8,356	7,860	496	6.31%
Investment management	11,609	10,737	872	8.12%
Mortgage banking income	2,271	2,495	(224)	(8.98)%
Increase in cash surrender value of life insurance policies	1,981	1,996	(15)	(0.75)%
Gain on sale of equity securities	7	5	2	40.00%
Loan level derivative income	1,943	3,817	(1,874)	(49.10)%
Other noninterest income	5,207	4,127	1,080	26.17%
Total	$40,310	$40,250	$60	0.15%
The primary reasons for the significant variances in the noninterest income category shown in the preceding tables are noted below:
Deposit account fees decreased due primarily to reduced overdraft fees.
Interchange and ATM fees have increased as compared to the prior year periods as a result of new accounts and increased volume, partly due to the 2017 second quarter Island Bancorp acquisition and 2016 fourth quarter NEB acquisition.
Investment management income growth is driven primarily from growth in overall assets under administration, which were $3.2 billion as of June 30, 2017, an increase of $363.9 million, or 12.8%, compared to June 30, 2016.
Mortgage banking income changes are primarily driven by overall sold loan volume for the time periods presented.
Loan level derivative income decreased due to lower customer demand.
Other noninterest income increased in the current periods mainly due to increases in rental income related to a new equipment leasing initiative entered into during 2017, gains on community reinvestment act investments, and a gain recognized on the sale of loans in the first quarter of 2017.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 19 - Noninterest Expense

	Three Months Ended
	June 30		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$28,654	$26,977	$1,677	6.22%
Occupancy and equipment expenses	6,059	5,667	392	6.92%
Data processing & facilities management	1,188	1,225	(37)	(3.02)%
FDIC assessment	778	920	(142)	(15.43)%
Advertising expense	1,365	1,223	142	11.61%
Consulting expense	1,262	864	398	46.06%
Debit card expense	852	744	108	14.52%
Loss on sale of equity securities	2	3	(1)	(33.33)%
Merger and acquisition expenses	2,909	206	2,703	nm
Software maintenance	896	735	161	21.90%
Other noninterest expenses	8,844	8,582	262	3.05%
Total	$52,809	$47,146	$5,663	12.01%

	Six Months Ended
	June 30		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$56,978	$54,166	$2,812	5.19%
Occupancy and equipment expenses	12,217	11,494	723	6.29%
Data processing & facilities management	2,460	2,431	29	1.19%
FDIC assessment	1,561	1,930	(369)	(19.12)%
Advertising expense	2,659	2,480	179	7.22%
Consulting expense	1,816	1,465	351	23.96%
Debit card expense	1,624	1,432	192	13.41%
Loss on extinguishment of debt	—	437	(437)	(100.00)%
Loss on sale of equity securities	5	32	(27)	(84.38)%
Merger and acquisition expenses	3,393	540	2,853	528.33%
Software maintenance	1,826	1,489	337	22.63%
Other noninterest expenses	17,043	15,732	1,311	8.33%
Total	$101,582	$93,628	$7,954	8.50%

nm - the percentage is not meaningful.
The primary reasons for the significant variances in the noninterest expense category shown in the preceding tables are noted below:
The increase in salaries and employee benefits reflects overall increases in the employee base due to the 2017 second quarter Island Bancorp acquisition and 2016 fourth quarter NEB acquisition, along with an increase in expenses associated with payroll taxes and medical insurance expenses.
Occupancy and equipment expense increases were attributable to depreciation on equipment associated with the Company's new leasing initiative, as well as increases in snow removal costs and equipment maintenance and repairs.

The FDIC assessment decreased due to a reduction in assessment rates effective July 1, 2016.
Advertising expenses increased over the prior year periods due primarily to timing of various campaigns, as well as 2017 expenses incurred to promote the Company's 2017 J.D. Power recognition award.
Consulting expense has increased over the prior year periods due primarily to process improvement and strategic initiatives.
Debit card expense has increased when compared to the prior year periods driven mainly by increased volume/usage by customers.
The Company recognized a $437,000 loss in conjunction with its payoff of approximately $49.0 million in Federal Home Loan Bank borrowings in the first quarter of 2016. No other such losses have been recorded in 2017.
Merger and acquisition expense in 2017 is primarily related to the Island Bancorp acquisition which closed in the second quarter of 2017. The majority of the expenses related to compensation and severance agreements, as well as contract termination costs, associated with the Island Bancorp acquisition. The expense is also partially attributable to the 2016 NEB acquisition which related to compensation and severance agreements, as well as legal and consulting fees.
Software maintenance increases reflect additional investments in technology to support the Company’s growth.
Other noninterest expenses increased in the current periods due primarily to increases in recruitment activity, amortization of intangibles, internet banking expenses, and directors' fees.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 20 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
	(Dollars in thousands)
Combined federal and state income tax provision	$10,731	$9,508	$19,745	$17,936
Effective income tax rate	34.29%	31.82%	32.35%	31.51%
The Company's blended statutory tax rate was 40.86% for each of the three and six month periods ended June 30, 2017 and June 30, 2016. The effective income tax rates noted in the table above are lower than the blended statutory tax rate due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in low income housing project investments. The effective tax rate when compared to the year ago period was impacted by a reduction in the benefits recognized from the New Markets Tax Credit program, partially offset by discrete benefits recognized as a result of the Company’s adoption of ASU 2016-09 effective January 1, 2017, which required that recognition of excess tax benefits on certain stock compensation transactions be recorded through earnings as a discrete item within the Company’s effective tax rate during the period of the transaction.

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
Table 21 - New Markets Tax Credit Recognition Schedule

Year and Amount of Investment		2017	2018	2019	Total Remaining Credits

2012	$21,400	$1,285	$1,285	$—	$2,570
2013	44,600	2,675	2,675	2,675	8,025
Total	$66,000	$3,960	$3,960	$2,675	$10,595

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2032, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $47.4 million, of which $37.7 million has been funded. It is expected that the limited partnership investments will generate a net tax benefit of approximately $1.7 million for the full calendar year of 2017 and a total of $12.3 million over the remaining life of the investments from the combination of the tax credits and operating losses.
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

Credit Risk   Credit risk represents the possibility that the Company's borrowing customers or other counterparties may not repay loans or other contractual obligations according to their terms due to changes in the financial capacity and ability of such borrowing customers or counterparties to meet their obligations. In some cases, the collateral securing the payment of the loans may be sufficient to assure repayment, but in other cases the Company may experience significant credit losses which could have an adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 5, “Loans, Allowance for Loan Losses, and Credit Quality” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.
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
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for June 30, 2017 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual (12 to 24 months) shifts in interest. The Company also regularly analyzes other "noncore" scenarios as it deems appropriate.
The results of all scenarios and the impact to net interest income are outlined in the table below:
Table 22 - Interest Rate Sensitivity

	June 30
	2017		2016
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(9.3)%	(12.0)%	(3.0)%	(7.2)%
+100	5.4%	9.1%	6.2%	8.2%
+200	10.5%	16.6%	12.5%	17.5%
+300	10.5%	24.2%	18.6%	26.5%
+400	20.6%	31.7%	24.5%	35.2%

Gradual rate shifts (basis points)
-100 over 12 months	(4.8)%	(10.9)%	(1.3)%	(5.9)%
+200 over 12 months	5.0%	14.8%	5.7%	15.0%
+400 over 24 months	5.0%	19.7%	5.7%	21.0%
Flat +500 over 12 months	6.4%	24.4%	7.3%	26.6%

Alternative scenarios
Flat up 200 basis points scenario	5.3%	14.8%	6.0%	15.2%

In addition, the Company's policy on interest rate risk simulation specifies that estimated net interest income for the second year of all “core scenarios” should not decline by more than 15.0%. The Company was within policy limits at June 30, 2017 and 2016. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.

The most significant factors affecting market risk exposure of the Company’s net interest income during the six months ended June 30, 2017 were the shape of the U.S. Government securities and interest rate swap yield curve, the level of U.S. prime interest rate and LIBOR rates, and the level of interest rates being offered on long-term fixed rate loans.
The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by utilizing interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. Additionally, the Company may manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts. Prior to closing and funding certain 1- 4 family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. See Note 10, “Derivative and Hedging Activities” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for additional information regarding the Company’s Derivative Financial Instruments.
The Company’s earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines. See Note 4, “Securities” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.
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
The Company actively manages its liquidity position under the direction of the Asset-Liability Committee of the Bank ("ALCO"). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB less short-term liabilities relative to total assets, was within policy limits at June 30, 2017. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 23 - Sources of Liquidity

	June 30, 2017			December 31, 2016
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston	$53,279	$955,141	(3)	$50,819	$793,118	(3)
Federal Reserve Bank of Boston	—	717,421	(4)	—	696,085	(4)
Unpledged Securities	—	399,300		—	368,585
Customer repurchase agreements	159,371	—	(5)	176,913	—	(5)
Junior subordinated debentures (1)	73,069	—	(5)	73,107	—	(5)
Subordinated debt	34,659	—	(5)	34,635	—	(5)
Brokered deposits (2)	30,497	—	(5)	14,724	—	(5)
	$350,875	$2,071,862		$350,198	$1,857,788

(1)	Amounts shown are inclusive of fair value marks associated with previous acquisitions.

(2)	Inclusive of $29.5 million and $13.7 million of brokered deposits acquired through participation in the Promontory Interfinancial Network as of June 30, 2017 and December 31, 2016, respectively.

(3)
Loans with a carrying value of $1.5 billion and $1.4 billion at June 30, 2017 and December 31, 2016 have been pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.

(4)	Loans with a carrying value of $1.2 billion at both June 30, 2017 and December 31, 2016 have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

(5)	The additional borrowing capacity has not been assessed for these categories.
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
Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the three months ended June 30, 2017. See Note 10, "Derivative and Hedging Activities" and Note 14, "Commitments and Contingencies" within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for more information relating to the Company's off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the three months ended June 30, 2017. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a complete table of contractual obligations, commitments and contingencies.

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
Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At June 30, 2017, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors
As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2017:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
April 1 to April 30, 2017	60	$63.13	—	—
May 1 to May 31, 2017	—	$—	—	—
June 1 to June 30, 2017	4,459	$65.88	—	—
Total	4,519		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants and related tax withholding.

(2)	The Company does not currently have a stock repurchase program or plan in place.

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
INDEPENDENT BANK CORP.
(registrant)

August 3, 2017	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

August 3, 2017	/s/ Robert D. Cozzone
Robert D. Cozzone Chief Financial Officer and Treasurer (Principal Financial Officer)