Form 10-Q
period 2017-09-30
INDEPENDENT BANK CORP
filed 2017-11-02
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
Commission File Number: 1-9047
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Acts. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2017, there were 27,443,142 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	September 30, 2017	December 31 2016
Assets
Cash and due from banks	$100,404	$97,196
Interest-earning deposits with banks	158,861	191,899
Securities
Securities - trading	1,298	804
Securities - available for sale	429,125	363,644
Securities - held to maturity (fair value $479,662 and $485,650)	478,798	487,076
Total securities	909,221	851,524
Loans held for sale (at fair value)	5,459	6,139
Loans
Commercial and industrial	858,522	902,053
Commercial real estate	3,087,160	3,010,798
Commercial construction	395,267	320,391
Small business	130,656	122,726
Residential real estate	756,130	644,426
Home equity - first position	615,132	577,006
Home equity - subordinate positions	437,163	411,141
Other consumer	9,872	11,064
Total loans	6,289,902	5,999,605
Less: allowance for loan losses	(59,710)	(61,566)
Net loans	6,230,192	5,938,039
Federal Home Loan Bank stock	11,597	11,497
Bank premises and equipment, net	94,906	78,480
Goodwill	231,806	221,526
Other intangible assets	10,299	9,848
Cash surrender value of life insurance policies	150,352	144,503
Other real estate owned and other foreclosed assets	2,898	4,173
Other assets	146,924	154,551
Total assets	$8,052,919	$7,709,375
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$2,183,760	$2,057,086
Savings and interest checking accounts	2,568,620	2,469,237
Money market	1,302,662	1,236,778
Time certificates of deposit of $100,000 and over	260,404	266,190
Other time certificates of deposits	367,496	382,962
Total deposits	6,682,942	6,412,253
Borrowings
Federal Home Loan Bank borrowings	53,272	50,819

Customer repurchase agreements	179,670	176,913
Junior subordinated debentures (less unamortized debt issuance costs of $127 and $136)	73,071	73,107
Subordinated debentures (less unamortized debt issuance costs of $330 and $365)	34,670	34,635
Total borrowings	340,683	335,474
Other liabilities	98,070	96,958
Total liabilities	7,121,695	6,844,685
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value, authorized: 75,000,000 shares, issued and outstanding: 27,437,791 shares at September 30, 2017 and 27,005,813 shares at December 31, 2016 (includes 184,846 and 212,698 shares of unvested participating restricted stock awards, respectively)	273	268
Value of shares held in rabbi trust at cost: 163,777 shares at September 30, 2017 and 170,036 shares at December 31, 2016	(4,505)	(4,277)
Deferred compensation and other retirement benefit obligations	4,505	4,277
Additional paid in capital	477,877	451,664
Retained earnings	452,658	414,095
Accumulated other comprehensive income (loss), net of tax	416	(1,337)
Total stockholders’ equity	931,224	864,690
Total liabilities and stockholders' equity	$8,052,919	$7,709,375
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Interest income
Interest and fees on loans	$65,667	$56,778	$186,747	$166,683
Taxable interest and dividends on securities	5,642	5,034	16,618	15,500
Nontaxable interest and dividends on securities	19	28	71	89
Interest on loans held for sale	33	81	68	170
Interest on federal funds sold and short-term investments	417	387	814	767
Total interest and dividend income	71,778	62,308	204,318	183,209
Interest expense
Interest on deposits	3,331	2,733	9,010	8,339
Interest on borrowings	1,374	1,907	4,280	5,778
Total interest expense	4,705	4,640	13,290	14,117
Net interest income	67,073	57,668	191,028	169,092
Provision for loan losses	—	950	1,650	2,075
Net interest income after provision for loan losses	67,073	56,718	189,378	167,017
Noninterest income
Deposit account fees	4,401	4,766	13,337	13,979
Interchange and ATM fees	4,525	4,190	12,881	12,050
Investment management	5,967	5,446	17,576	16,183
Mortgage banking income	1,338	1,963	3,609	4,458
Gain on sale of equity securities	12	—	19	5
Increase in cash surrender value of life insurance policies	1,019	984	3,000	2,980
Loan level derivative income	784	810	2,727	4,627
Other noninterest income	2,724	2,257	7,931	6,384
Total noninterest income	20,770	20,416	61,080	60,666
Noninterest expenses
Salaries and employee benefits	29,289	27,395	86,267	81,561
Occupancy and equipment expenses	6,085	5,433	18,302	16,927
Data processing and facilities management	1,272	1,400	3,732	3,831
FDIC assessment	673	725	2,234	2,655
Advertising expense	1,359	1,654	4,018	4,134
Consulting expense	937	770	2,753	2,235
Debit card expense	992	730	2,616	2,162
Legal fees	1,423	321	2,074	1,132
Loss on extinguishment of debt	—	—	—	437
Loss on sale of equity securities	1	—	6	32
Merger and acquisition expense	—	151	3,393	691
Mortgage operations expense	723	820	1,896	1,880
Software maintenance	888	765	2,714	2,254
Other noninterest expenses	7,668	6,693	22,887	20,554
Total noninterest expenses	51,310	46,857	152,892	140,485
Income before income taxes	36,533	30,277	97,566	87,198
Provision for income taxes	12,681	9,793	32,426	27,729
Net income	$23,852	$20,484	$65,140	$59,469
Basic earnings per share	$0.87	$0.78	$2.39	$2.26
Diluted earnings per share	$0.87	$0.78	$2.38	$2.26
Weighted average common shares (basic)	27,436,792	26,324,316	27,242,902	26,301,340
Common share equivalents	76,307	53,072	78,043	48,354
Weighted average common shares (diluted)	27,513,099	26,377,388	27,320,945	26,349,694
Cash dividends declared per common share	$0.32	$0.29	$0.96	$0.87
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net income	$23,852	$20,484	$65,140	$59,469
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	188	(816)	1,511	5,119
Net change in fair value of cash flow hedges	109	674	8	653
Net change in other comprehensive income for defined benefit postretirement plans	78	59	234	180
Total other comprehensive income (loss)	375	(83)	1,753	5,952
Total comprehensive income	$24,227	$20,401	$66,893	$65,421
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation and Other Retirement Benefit Obligations	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2016	27,005,813	$268	$(4,277)	$4,277	$451,664	$414,095	$(1,337)	$864,690
Cumulative effect accounting adjustment (1)	—	—	—	—	542	(365)	—	177
Net income	—	—	—	—	—	65,140	—	65,140
Other comprehensive income	—	—	—	—	—	—	1,753	1,753
Common dividend declared ($0.96 per share)	—	—	—	—	—	(26,212)	—	(26,212)
Common stock issued for acquisition	369,286	4	—	—	23,464	—	—	23,468
Proceeds from exercise of stock options, net of cash paid	11,590	—	—	—	(5)	—	—	(5)
Stock based compensation	—	—	—	—	2,346	—	—	2,346
Restricted stock awards issued, net of awards surrendered	32,476	1	—	—	(1,364)	—	—	(1,363)
Shares issued under direct stock purchase plan	18,626	—	—	—	1,230	—	—	1,230
Deferred compensation and other retirement benefit obligations	—	—	(228)	228	—	—	—	—
Balance September 30, 2017	27,437,791	$273	$(4,505)	$4,505	$477,877	$452,658	$416	$931,224

Balance December 31, 2015	26,236,352	$260	$(3,958)	$3,958	$405,486	$368,169	$(2,452)	$771,463
Net income	—	—	—	—	—	59,469	—	59,469
Other comprehensive income	—	—	—	—	—	—	5,952	5,952
Common dividend declared ($0.87 per share)	—	—	—	—	—	(22,888)	—	(22,888)
Proceeds from exercise of stock options, net of cash paid	9,022	—	—	—	160	—	—	160
Tax benefit related to equity award activity	—	—	—	—	354	—	—	354
Stock based compensation	—	—	—	—	2,308	—	—	2,308
Restricted stock awards issued, net of awards surrendered	32,567	1	—	—	(674)	—	—	(673)
Shares issued under direct stock purchase plan	42,526	—	—	—	1,918	—	—	1,918
Deferred compensation and other retirement benefit obligations	—	—	(241)	241	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	179	—	—	179
Balance September 30, 2016	26,320,467	$261	$(4,199)	$4,199	$409,731	$404,750	$3,500	$818,242

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

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Nine Months Ended
	September 30
	2017	2016
Cash flow from operating activities
Net income	$65,140	$59,469
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,497	10,729
Provision for loan losses	1,650	2,075
Deferred income tax expense	443	314
Net (gain) loss on sale of securities	(13)	27
Net (gain) loss on bank premises and equipment	(93)	10
Loss on extinguishment of debt	—	437
Net loss on other real estate owned and foreclosed assets	308	41
Realized gain on sale leaseback transaction	(775)	(775)
Stock based compensation	2,346	2,308
Excess tax benefit related to equity award activity	—	(354)
Increase in cash surrender value of life insurance policies	(3,000)	(2,980)
Change in fair value on loans held for sale	102	(60)
Net change in:
Trading assets	(494)	(453)
Loans held for sale	578	(7,284)
Other assets	4,561	(42,044)
Other liabilities	6,177	18,314
Total adjustments	23,287	(19,695)
Net cash provided by operating activities	88,427	39,774
Cash flows used in investing activities
Proceeds from sales of securities available for sale	523	285
Proceeds from maturities and principal repayments of securities available for sale	40,228	48,421
Purchases of securities available for sale	(104,284)	(60,888)
Proceeds from maturities and principal repayments of securities held to maturity	58,308	62,005
Purchases of securities held to maturity	(49,802)	(14,998)
Net redemption of Federal Home Loan Bank stock	386	3,127
Investments in low income housing projects	(4,713)	(5,473)
Purchases of life insurance policies	(115)	(116)
Net increase in loans	(138,622)	(198,731)
Cash acquired in business combinations, net of cash paid	6,289	—
Purchases of bank premises and equipment	(18,643)	(6,022)
Proceeds from the sale of bank premises and equipment	1,919	26
Proceeds from the sale of other real estate owned and foreclosed assets	1,531	842
Net payments relating to other real estate owned and foreclosed assets	—	(145)
Net cash used in investing activities	(206,995)	(171,667)
Cash flows provided by financing activities
Net decrease in time deposits	(35,947)	(55,759)

Net increase in other deposits	147,331	334,516
Repayments of long-term Federal Home Loan Bank borrowings	—	(51,641)
Net increase in customer repurchase agreements	2,757	6,956
Proceeds from exercise of stock options, net of cash paid	(5)	160
Restricted stock awards issued, net of awards surrendered	(1,363)	(673)
Excess tax benefit from stock based compensation	—	354
Tax benefit from deferred compensation distribution	—	179
Proceeds from shares issued under direct stock purchase plan	1,230	1,918
Common dividends paid	(25,265)	(22,079)
Net cash provided by financing activities	88,738	213,931
Net increase (decrease) in cash and cash equivalents	(29,830)	82,038
Cash and cash equivalents at beginning of year	289,095	275,765
Cash and cash equivalents at end of period	$259,265	$357,803
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$564	$377
Net increase in capital commitments relating to low income housing project investments	$248	$163
In conjunction with the Company's acquisition of Island Bancorp, Inc., assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$23,468	$—
Fair value of assets acquired, net of cash acquired	$179,252	$—
Fair value of liabilities assumed	$162,073	$—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the quarter ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other interim period.
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
FASB ASC Topic 815 "Derivatives and Hedging" Update No. 2017-12. Update No. 2017-12 was issued in August 2017 to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this Update are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the Update. All transition requirements and elections should be applied to hedging relationships existing on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal period of adoption. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.
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
Following the issuance of Update 2015-14, Update 2014-09, as amended, is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. A full or modified retrospective transition method is required. The Company's revenue is comprised of net interest income on financial assets and liabilities, and noninterest income.  Interest income, mortgage banking income, gain on sale of equity securities, increase in cash surrender value of life insurance policies and loan level derivative income are accounted for under other U.S. GAAP standards, and are therefore out of scope of the ASC 606 revenue standard. Deposit account fees, interchange and ATM fees, investment management and certain categories of other noninterest income are within the scope of the ASC 606 revenue standard. As such, the Company is currently reviewing contracts related to these revenue streams and at this point does not anticipate any material changes to revenue recognition upon adoption, however, the Company’s review is still ongoing. The Company plans to adopt the revenue recognition standard as of January 1, 2018 and anticipates using the modified retrospective transition method upon adoption.

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

The Company accounted for the acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded merger and acquisition expenses of $3.2 million during the nine months ended September 30, 2017. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
	(Dollars in thousands)
Net interest income after provision for loan losses	$67,073	$58,119	$191,485	$171,221
Net income	23,852	20,769	67,961	60,257
There were no merger related costs excluded from the pro forma results of operations for the three months ended September 30, 2017 whereas the pro forma results of operations for the nine months ended September 30, 2017 exclude merger-related costs of $2.6 million, net of tax, recognized by both the Company and Island Bancorp in the aggregate. There were no merger and acquisition expenses recognized during the three and nine months ended September 30, 2016. These costs were primarily made up of contract terminations arising due to the change in control, the acceleration of certain compensation and benefit costs, and other merger expenses.

NOTE 4 - SECURITIES
Trading Securities

The Company had trading securities of $1.3 million and $804,000 as of September 30, 2017 and December 31, 2016, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-Qualified Deferred Compensation Plan.
Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and securities held to maturity for the periods indicated:

	September 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$23,010	$218	$—	$23,228	$24,006	$238	$—	$24,244
Agency mortgage-backed securities	211,757	3,060	(253)	214,564	173,268	2,852	(736)	175,384
Agency collateralized mortgage obligations	115,504	405	(1,080)	114,829	101,094	106	(1,332)	99,868
State, county, and municipal securities	2,492	47	—	2,539	3,743	50	—	3,793
Single issuer trust preferred securities issued by banks	2,025	19	—	2,044	2,311	3	(3)	2,311
Pooled trust preferred securities issued by banks and insurers	2,182	—	(558)	1,624	2,200	—	(616)	1,584
Small business administration pooled securities	50,194	45	(53)	50,186	37,561	—	(372)	37,189
Equity securities	19,176	1,334	(399)	20,111	19,183	641	(553)	19,271
Total available for sale securities	$426,340	$5,128	$(2,343)	$429,125	$363,366	$3,890	$(3,612)	$363,644
Held to maturity securities
U.S. Treasury securities	$1,006	$42	$—	$1,048	$1,007	$47	$—	$1,054
Agency mortgage-backed securities	171,664	2,508	(192)	173,980	156,088	2,274	(858)	157,504
Agency collateralized mortgage obligations	275,894	1,244	(2,905)	274,233	297,445	1,002	(3,797)	294,650
Single issuer trust preferred securities issued by banks	1,500	39	—	1,539	1,500	44	—	1,544
Small business administration pooled securities	28,734	228	(100)	28,862	31,036	189	(327)	30,898
Total held to maturity securities	$478,798	$4,061	$(3,197)	$479,662	$487,076	$3,556	$(4,982)	$485,650
Total	$905,138	$9,189	$(5,540)	$908,787	$850,442	$7,446	$(8,594)	$849,294
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of September 30, 2017 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$3,229	$3,237	$—	$—
Due after one year to five years	36,704	37,152	15,731	15,917
Due after five to ten years	105,842	106,576	18,158	18,654
Due after ten years	261,389	262,049	444,909	445,091
Total debt securities	$407,164	$409,014	$478,798	$479,662
Equity securities	$19,176	$20,111	$—	$—
Total	$426,340	$429,125	$478,798	$479,662

Inclusive in the table above are $9.7 million of callable securities in the Company’s investment portfolio at September 30, 2017.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $514.2 million and $482.1 million at September 30, 2017 and December 31, 2016, respectively.
At September 30, 2017 and December 31, 2016, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.
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
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2017
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	23	$88,083	$(438)	$762	$(7)	$88,845	$(445)
Agency collateralized mortgage obligations	25	145,572	(2,278)	52,466	(1,707)	198,038	(3,985)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,624	(558)	1,624	(558)
Small business administration pooled securities	4	46,925	(153)	—	—	46,925	(153)
Equity securities	24	897	(17)	7,557	(382)	8,454	(399)
Total temporarily impaired securities	77	$281,477	$(2,886)	$62,409	$(2,654)	$343,886	$(5,540)

	December 31, 2016
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	57	$137,949	$(1,594)	$—	$—	$137,949	$(1,594)
Agency collateralized mortgage obligations	32	243,051	(3,140)	47,403	(1,989)	290,454	(5,129)
Single issuer trust preferred securities issued by banks and insurers	1	—	—	1,036	(3)	1,036	(3)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,583	(616)	1,583	(616)
Small business administration pooled securities	5	59,846	(699)	—	—	59,846	(699)
Equity securities	25	3,625	(77)	6,334	(476)	9,959	(553)
Total temporarily impaired securities	121	$444,471	$(5,510)	$56,356	$(3,084)	$500,827	$(8,594)
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at September 30, 2017:

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

For the three and nine months ended September 30, 2017 and 2016 there was no OTTI recorded and no cumulative credit related component of OTTI.

NOTE 5 - LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY
The following tables bifurcate the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	September 30, 2017
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$823,007	$3,060,211	$395,267	$129,676	$735,454	$1,045,445	$9,550	$6,198,610
Individually evaluated for impairment	$35,515	$19,018	$—	$980	$13,649	$6,636	$322	$76,120
Purchased credit impaired loans	$—	$7,931	$—	$—	$7,027	$214	$—	$15,172
Total loans by group	$858,522	$3,087,160	$395,267	$130,656	$756,130	$1,052,295	$9,872	$6,289,902	(1)

	December 31, 2016
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$862,875	$2,983,642	$320,391	$121,855	$622,392	$982,095	$10,666	$5,903,916
Individually evaluated for impairment	$39,178	$16,813	$—	$871	$14,175	$5,863	$397	$77,297
Purchased credit impaired loans	$—	$10,343	$—	$—	$7,859	$189	$1	$18,392
Total loans by group	$902,053	$3,010,798	$320,391	$122,726	$644,426	$988,147	$11,064	$5,999,605	(1)

(1)
The amount of net deferred costs on originated loans included in the ending balance was $5.6 million and $5.1 million at September 30, 2017 and December 31, 2016, respectively. Net unamortized discounts on acquired loans not deemed to be purchased credit impaired ("PCI") included in the ending balance was $9.8 million and $8.6 million at September 30, 2017 and December 31, 2016, respectively.

The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended September 30, 2017
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,544	$30,947	$4,814	$1,613	$2,693	$5,353	$515	$59,479
Charge-offs	(124)	—	—	(164)	(43)	(81)	(405)	(817)
Recoveries	404	286	—	17	15	65	261	1,048
Provision (benefit)	(994)	(233)	806	140	111	89	81	—
Ending balance	$12,830	$31,000	$5,620	$1,606	$2,776	$5,426	$452	$59,710

	Three Months Ended September 30, 2016
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$14,027	$29,011	$5,216	$1,441	$2,578	$4,986	$468	$57,727
Charge-offs	(27)	(341)	—	(98)	—	(154)	(523)	(1,143)
Recoveries	63	124	—	28	130	24	302	671
Provision (benefit)	(189)	609	117	113	(44)	196	148	950
Ending balance	$13,874	$29,403	$5,333	$1,484	$2,664	$5,052	$395	$58,205

	Nine Months Ended September 30, 2017
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$16,921	$30,369	$4,522	$1,502	$2,621	$5,238	$393	$61,566
Charge-offs	(3,715)	—	—	(258)	(182)	(217)	(1,151)	(5,523)
Recoveries	604	343	—	96	29	167	778	2,017
Provision (benefit)	(980)	288	1,098	266	308	238	432	1,650
Ending balance	$12,830	$31,000	$5,620	$1,606	$2,776	$5,426	$452	$59,710
Ending balance: individually evaluated for impairment	$71	$49	$—	$1	$1,020	$257	$19	$1,417
Ending balance: collectively evaluated for impairment	$12,759	$30,951	$5,620	$1,605	$1,756	$5,169	$433	$58,293
	Nine Months Ended September 30, 2016
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,802	$27,327	$5,366	$1,264	$2,590	$4,889	$587	$55,825
Charge-offs	(31)	(365)	—	(191)	(27)	(491)	(1,152)	(2,257)
Recoveries	850	535	—	122	182	77	796	2,562
Provision (benefit)	(747)	1,906	(33)	289	(81)	577	164	2,075
Ending balance	$13,874	$29,403	$5,333	$1,484	$2,664	$5,052	$395	$58,205
Ending balance: individually evaluated for impairment	$134	$355	$—	$2	$1,156	$223	$23	$1,893
Ending balance: collectively evaluated for impairment	$13,740	$29,048	$5,333	$1,482	$1,508	$4,829	$372	$56,312
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
The following table details the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		September 30, 2017
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$764,946	$2,968,237	$393,836	$128,464	$4,255,483
Potential weakness	7	23,477	73,219	—	1,543	98,239
Definite weakness-loss unlikely	8	63,856	45,240	1,431	646	111,173
Partial loss probable	9	6,243	464	—	3	6,710
Definite loss	10	—	—	—	—	—
Total		$858,522	$3,087,160	$395,267	$130,656	$4,471,605

		December 31, 2016
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$783,825	$2,876,570	$317,099	$120,304	$4,097,798
Potential weakness	7	46,176	84,641	1,363	1,859	134,039
Definite weakness-loss unlikely	8	71,991	47,164	1,929	556	121,640
Partial loss probable	9	61	2,423	—	7	2,491
Definite loss	10	—	—	—	—	—
Total		$902,053	$3,010,798	$320,391	$122,726	$4,355,968

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

	September 30, 2017	December 31, 2016
Residential portfolio
FICO score (re-scored)(1)	745	743
LTV (re-valued)(2)	61.0%	63.2%
Home equity portfolio
FICO score (re-scored)(1)	766	767
LTV (re-valued)(2)	55.9%	55.9%

(1)
The average FICO scores for September 30, 2017 are based upon rescores available from August 31, 2017 and origination score data for loans booked between September 1, 2017 and September 30, 2017. The average FICO scores for December 31, 2016 are based upon rescores available from November 30, 2016 and origination score data for loans booked between December 1, 2016 and December 31, 2016.

(2)
The combined LTV ratios for September 30, 2017 and December 31, 2016 are based upon updated automated valuations as of March 31, 2015 and origination value data for loans booked between April 1, 2015 and through the dates indicated. For home equity loans and lines in a subordinate lien position, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

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

The following table shows information regarding nonaccrual loans at the dates indicated:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$32,556	$37,455
Commercial real estate	3,052	6,266
Small business	403	302
Residential real estate	8,297	7,782
Home equity	5,903	5,553
Other consumer	59	47
Total nonaccrual loans (1)	$50,270	$57,405

(1)	Included in these amounts were $5.8 million and $5.2 million of nonaccruing TDRs at September 30, 2017 and December 31, 2016, respectively.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$2,538	$3,775
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,608	$1,715
The following table shows the age analysis of past due financing receivables as of the dates indicated:

	September 30, 2017
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	12	$839	2	$315	45	$32,490	59	$33,644	$824,878	$858,522	$—
Commercial real estate	10	4,413	—	—	8	1,755	18	6,168	3,080,992	3,087,160	—
Commercial construction	1	566	—	—	—	—	1	566	394,701	395,267	—
Small business	11	130	5	14	17	107	33	251	130,405	130,656	—
Residential real estate	12	1,125	10	2,392	20	2,843	42	6,360	749,770	756,130	—
Home equity	20	1,016	9	516	20	2,559	49	4,091	1,048,204	1,052,295	—
Other consumer (1)	229	226	10	38	12	14	251	278	9,594	9,872	7
Total	295	$8,315	36	$3,275	122	$39,768	453	$51,358	$6,238,544	$6,289,902	$7

	December 31, 2016
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	8	$100	32	$253	6	$2,480	46	$2,833	$899,220	$902,053	$—
Commercial real estate	5	1,518	8	1,957	8	3,105	21	6,580	3,004,218	3,010,798	—
Commercial construction	—	—	—	—	—	—	—	—	320,391	320,391	—
Small business	9	323	—	—	19	140	28	463	122,263	122,726	—
Residential real estate	11	1,277	9	1,950	27	3,507	47	6,734	637,692	644,426	—
Home equity	19	1,117	11	767	16	1,209	46	3,093	985,054	988,147	—
Other consumer (1)	249	184	12	17	15	7	276	208	10,856	11,064	2
Total	301	$4,519	72	$4,944	91	$10,448	464	$19,911	$5,979,694	$5,999,605	$2

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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
TDRs on accrual status	$26,731	$27,093
TDRs on nonaccrual	5,776	5,199
Total TDRs	$32,507	$32,292
Amount of specific reserves included in the allowance for loan losses associated with TDRs	$1,417	$1,417
Additional commitments to lend to a borrower who has been a party to a TDR	$1,084	$1,378
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

The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	1	$196	$196	9	$1,575	$1,575
Commercial real estate	—	—	—	6	1,884	1,884
Small business	2	183	183	10	447	447
Residential real estate	—	—	—	5	889	900
Home equity	4	436	436	14	1,427	1,430
Total	7	$815	$815	44	$6,222	$6,236

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	—	$—	$—	7	$528	$528
Commercial real estate	3	986	986	9	2,329	2,329
Small business	1	59	59	3	168	168
Residential real estate	—	—	—	5	1,167	1,209
Home equity	4	328	328	8	632	632
Other consumer	—	—	—	5	107	107
Total	8	$1,373	$1,373	37	$4,931	$4,973

(1)
The post-modification balances represent the legal principal balance of the loan on the date of modification. These amounts may show an increase when modifications include a capitalization of interest.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)
Extended maturity	$486	$256	$4,565	$2,638
Adjusted interest rate	—	—	—	92
Combination rate and maturity	196	730	196	990
Court ordered concession	133	387	1,475	1,253
Total	$815	$1,373	$6,236	$4,973

The Company considers a loan to have defaulted when it reaches 90 days past due. There were no loans modified during the preceding twelve months that had subsequently defaulted during the three months ended September 30, 2017. There was one residential real estate loan modified during the past twelve months with a recorded investment of $205,000 which has subsequently defaulted during the nine months ended September 30, 2017. There was one home equity loan modified during the preceding twelve months with a recorded investment of $141,000 that had subsequently defaulted during the three and nine months ended September 30, 2016.
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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio at the dates indicated:

	September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$33,824	$38,181	$—
Commercial real estate	14,462	15,476	—
Small business	678	762	—
Residential real estate	3,908	4,066	—
Home equity	4,880	4,984	—
Other consumer	97	97	—
Subtotal	57,849	63,566	—
With an allowance recorded
Commercial and industrial	$1,691	$1,691	$71
Commercial real estate	4,556	4,670	49
Small business	302	315	1
Residential real estate	9,741	10,421	1,020
Home equity	1,756	1,977	257
Other consumer	225	227	19
Subtotal	18,271	19,301	1,417
Total	$76,120	$82,867	$1,417

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$28,776	$29,772	$—
Commercial real estate	11,628	12,891	—
Small business	494	569	—
Residential real estate	4,216	4,427	—
Home equity	4,485	4,572	—
Other consumer	146	146	—
Subtotal	49,745	52,377	—
With an allowance recorded
Commercial and industrial	$10,402	$10,440	$3,661
Commercial real estate	5,185	5,533	196
Small business	377	392	8
Residential real estate	9,959	10,530	1,086
Home equity	1,378	1,547	242
Other consumer	251	252	21
Subtotal	27,552	28,694	5,214
Total	$77,297	$81,071	$5,214

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$33,935	$18	$36,329	$179
Commercial real estate	14,569	151	14,798	460
Small business	682	5	702	17
Residential real estate	3,928	51	3,962	152
Home equity	4,883	50	4,935	146
Other consumer	99	2	104	5
Subtotal	58,096	277	60,830	959
With an allowance recorded
Commercial and industrial	$1,698	$21	$1,768	$65
Commercial real estate	4,569	65	4,599	195
Small business	305	3	315	11
Residential real estate	9,752	79	9,838	234
Home equity	1,765	14	1,782	41
Other consumer	229	2	237	5
Subtotal	18,318	184	18,539	551
Total	$76,414	$461	$79,369	$1,510

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,444	$16	$2,584	$48
Commercial real estate	11,549	115	11,775	348
Small business	646	5	679	18
Residential real estate	4,255	42	4,286	134
Home equity	4,616	45	4,677	138
Other consumer	162	3	168	9
Subtotal	23,672	226	24,169	695
With an allowance recorded
Commercial and industrial	$2,097	$4	$2,135	$13
Commercial real estate	6,854	42	6,977	126
Small business	367	6	384	17
Residential real estate	10,004	92	10,071	272
Home equity	1,299	13	1,310	36
Other consumer	265	2	272	6
Subtotal	20,886	159	21,149	470
Total	$44,558	$385	$45,318	$1,165

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

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Outstanding balance	$17,025	$20,477
Carrying amount	$15,172	$18,392

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Dollars in thousands)
Beginning balance	$2,185	$2,625	$2,370	$2,827
Accretion	(359)	(359)	(968)	(1,188)
Other change in expected cash flows (1)	167	213	573	744
Reclassification from nonaccretable difference for loans which have paid off (2)	70	—	88	96
Ending balance	$2,063	$2,479	$2,063	$2,479

(1) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).
(2) Results in increased interest income during the period in which the loan paid off at amount greater than originally expected.

NOTE 6 - BANK PREMISES AND EQUIPMENT

During 2017, the Company purchased equipment that was subject to a master lease agreement with a third party lessee.  As such, the Company assumed the role of lessor in conjunction with the purchase, which was deemed to be an operating lease for accounting purposes.  The Company purchased a total of $10.6 million of equipment subject to the lease agreement in 2017.  In addition, the Company recognized rental income of $412,000 and $860,000 for the three and nine months ended September 30, 2017, respectively, as well as depreciation expense of $325,000 and $614,000 for the same time periods.

NOTE 7 -EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Net income	$23,852	$20,484	$65,140	$59,469

Weighted Average Shares
Basic shares	27,436,792	26,324,316	27,242,902	26,301,340
Effect of dilutive securities	76,307	53,072	78,043	48,354
Diluted shares	27,513,099	26,377,388	27,320,945	26,349,694

Net income per share
Basic EPS	$0.87	$0.78	$2.39	$2.26
Effect of dilutive securities	—	—	(0.01)	—
Diluted EPS	$0.87	$0.78	$2.38	$2.26
The following table illustrates the options to purchase common stock or shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Stock options	—	4,293	—	1,441
Performance-based restricted stock	—	—	—	—

NOTE 8 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the nine months ended September 30, 2017, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/13/2017	1,200	2005 Employee Stock Plan	$62.53	Ratably over 5 years from grant date
2/16/2017	34,150	2005 Employee Stock Plan	$63.10	Ratably over 5 years from grant date
3/31/2017	500	2005 Employee Stock Plan	$65.63	Ratably over 5 years from grant date
4/3/2017	1,500	2005 Employee Stock Plan	$64.14	Ratably over 5 years from grant date
5/15/2017	1,000	2005 Employee Stock Plan	$64.03	Ratably over 5 years from grant date
5/23/2017	7,000	2010 Non-Employee Director Stock Plan	$61.95	At the end of 5 years from grant date (1)
6/15/2017	950	2005 Employee Stock Plan	$66.18	Ratably over 5 years from grant date

(1)	These restricted stock grants will vest at the end of a five year period, or earlier if the director ceases to be a director for any reason other than cause, such as, for example, by retirement.
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
Stock Options
The Company did not grant any awards of options to purchase shares of common stock during the nine months ended September 30, 2017.

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

The table below sets forth information regarding the Company’s repurchase agreements allocated by source of collateral at the dates indicated:

	September 30, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Total
	(Dollars in thousands)
Sources of collateral
U.S. government agency securities	$20,219	$20,219
Agency mortgage-backed securities	63,931	63,931
Agency collateralized mortgage obligations	95,520	95,520
Total borrowings	$179,670	$179,670

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Total
	(Dollars in thousands)
Sources of collateral
U.S. government agency securities	$20,233	$20,233
Agency mortgage-backed securities	79,079	79,079
Agency collateralized mortgage obligations	77,601	77,601
Total borrowings	$176,913	$176,913

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

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

September 30, 2017
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	1.32%	2.94%	$(407)
25,000	1-Apr-16	17-Jan-17	15-Dec-21	3 Month LIBOR	1.32%	1.36%	568
25,000	1-Apr-16	17-Jan-17	15-Dec-21	3 Month LIBOR	1.32%	1.36%	560
25,000	18-Jul-17	15-Aug-17	15-Aug-22	3 Month LIBOR	1.31%	1.88%	101
$100,000							$822
December 31, 2016
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
			(Dollars in thousands)
$25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.95%	2.94%	$(740)
25,000	1-Apr-16	17-Jan-17	15-Dec-21	3 Month LIBOR	N/A	1.36%	689
25,000	1-Apr-16	17-Jan-17	15-Dec-21	3 Month LIBOR	N/A	1.36%	675
$75,000							$624

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $103,000 (pre-tax) to be reclassified to interest expense from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of September 30, 2017.
The Company recognized $61,000 and $183,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for the three and nine month periods ended September 30, 2017 and 2016, respectively.
The Company had no fair value hedges as of September 30, 2017 or December 31, 2016.
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

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2017
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	238	$10,533	$73,428	$68,458	$177,864	$575,721	$906,004	$11,271
Pay fixed, receive variable	223	$10,533	$73,428	$68,458	$177,864	$575,721	$906,004	$(11,272)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	17	$32,390	$3,780	$—	$—	$—	$36,170	$1,683
Buys U.S. currency, sells foreign currency	17	$32,390	$3,780	$—	$—	$—	$36,170	$(1,668)
	December 31, 2016
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	222	$30,245	$21,708	$63,771	$165,783	$567,897	$849,404	$12,005
Pay fixed, receive variable	207	$30,245	$21,708	$63,771	$165,783	$567,897	$849,404	$(12,008)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	33	$45,711	$—	$—	$—	$—	$45,711	$(2,250)
Buys U.S. currency, sells foreign currency	33	$45,711	$—	$—	$—	$—	$45,711	$2,277

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
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
The change in fair value on the interest rate lock commitments and forward delivery sale commitments are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was a decrease of $108,000 and an increase of $47,000 for the three month periods ended September 30, 2017 and 2016, respectively, and a decrease of $102,000 and an increase of $60,000 for the nine month periods ended September 30, 2017 and 2016, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives. Additionally, the aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income was $1.4 million and $1.7 million for the three month periods ended September 30, 2017 and 2016, respectively, and $3.4 million and $3.9 million for the nine month periods ended September 30, 2017 and 2016, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	September 30 2017	December 31 2016	Balance Sheet Location	September 30 2017	December 31 2016
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$1,229	$1,364	Other liabilities	$407	$740
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	Other assets	$16,991	$18,629	Other liabilities	$16,992	$18,632
Foreign exchange contracts	Other assets	1,809	2,338	Other liabilities	1,794	2,311
Mortgage Derivatives
Interest rate lock commitments	Other assets	274	430	Other liabilities	—	—
Forward sales agreements	Other assets	—	—	Other liabilities	6	233
		$19,074	$21,397		$18,792	$21,176
Total		$20,303	$22,761		$19,199	$21,916

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
	(Dollars in thousands)
Derivatives designated as hedges
Loss in OCI on derivatives (effective portion), net of tax	$109	$674	$8	$653
Loss reclassified from OCI into interest expense (effective portion)	$(91)	$(648)	$(264)	$(1,949)
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest expense	$—	$—	$—	$—
Other expense	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$7	$(42)	$7	$71
Other expense	(7)	(12)	(17)	(46)
Changes in fair value of mortgage derivatives
Mortgage banking income	(33)	115	71	419
Total	$(33)	$61	$61	$444

The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $10.5 million and $12.8 million at September 30, 2017 and December 31, 2016, respectively. Although none of the contingency provisions have applied as of September 30, 2017 and December 31, 2016, the Company has posted collateral to offset the majority of the net liability exposures with institutional counterparties.

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company's exposure relating to institutional counterparties was $4.1 million and $4.7 million at September 30, 2017 and December 31, 2016, respectively. The Company’s exposure relating to customer counterparties was approximately $14.7 million and $16.1 million at September 30, 2017 and December 31, 2016, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

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
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	September 30, 2017
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$1,229	$—	$1,229	$1,229	$—	$—
Loan level derivatives	16,991	—	16,991	2,858	—	14,133
Customer foreign exchange contracts	1,809	—	1,809	—	—	1,809
	$20,029	$—	$20,029	$4,087	$—	$15,942

Derivative Liabilities
Interest rate swaps	$407	$—	$407	$—	$407	$—
Loan level derivatives	16,992	—	16,992	4,087	9,854	3,051
Customer foreign exchange contracts	1,794	—	1,794	—	—	1,794
Repurchase agreements
Customer repurchase agreements	179,670	—	179,670	—	179,670	—
	$198,863	$—	$198,863	$4,087	$189,931	$4,845

(1)	Reflects offsetting derivative positions with the same counterparty.

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2016
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$1,364	$—	$1,364	$961	$—	$403
Loan level derivatives	18,629	—	18,629	3,261	—	15,368
Customer foreign exchange contracts	2,338	—	2,338	—	—	2,338
	$22,331	$—	$22,331	$4,222	$—	$18,109

Derivative Liabilities
Interest rate swaps	$740	$—	$740	$—	$740	$—
Loan level derivatives	18,632	—	18,632	4,222	11,106	3,304
Customer foreign exchange contracts	2,311	—	2,311	—	—	2,311
Repurchase agreements
Customer repurchase agreements	176,913	—	176,913	—	176,913	—
	$198,596	$—	$198,596	$4,222	$188,759	$5,615

(1)	Reflects offsetting derivative positions with the same counterparty.

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified as Level 2.

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
	September 30, 2017
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$1,298	$1,298	$—	$—
Securities available for sale
U.S. Government agency securities	23,228	—	23,228	—
Agency mortgage-backed securities	214,564	—	214,564	—
Agency collateralized mortgage obligations	114,829	—	114,829	—
State, county, and municipal securities	2,539	—	2,539	—
Single issuer trust preferred securities issued by banks and insurers	2,044	—	2,044	—
Pooled trust preferred securities issued by banks and insurers	1,624	—	—	1,624
Small business administration pooled securities	50,186	—	50,186	—
Equity securities	20,111	20,111	—	—
Loans held for sale	5,459	—	5,459	—
Derivative instruments	20,303	—	20,303	—
Liabilities
Derivative instruments	19,199	—	19,199	—
Total recurring fair value measurements	$436,986	$21,409	$413,953	$1,624

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$33,974	$—	$—	$33,974
Other real estate owned and other foreclosed assets	2,898	—	—	2,898
Total nonrecurring fair value measurements	$36,872	$—	$—	$36,872

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, as of the dates indicated:

	Three Months Ended
	September 30
	2017	2016
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,593	$1,506
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	51	41
Settlements	(20)	(9)
Ending balance	$1,624	$1,538

	Nine Months Ended
	September 30
	2017	2016
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,584	$1,572
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	58	(17)
Settlements	(18)	(17)
Ending balance	$1,624	$1,538
It is the Company’s policy to recognize the transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the nine month periods ended September 30, 2017 or 2016.
The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3 for the periods indicated:

	September 30 2017	December 31 2016		September 30 2017	December 31 2016	September 30 2017	December 31 2016
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,624	$1,584	Cumulative prepayment	0% - 61%	0% - 62%	2.5%	2.5%
			Cumulative default	5% - 100%	5% - 100%	12.5%	12.8%
			Loss given default	85% - 100%	85% - 100%	94.3%	94.2%
			Cure given default	0% - 75%	0% - 75%	60.9%	60.9%
Appraisals of collateral(1)
Collateral dependent impaired loans	$33,974	$33,974
Other real estate owned and foreclosed assets	$2,898	$4,173

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
	September 30, 2017
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,006	$1,048	$—	$1,048	$—
Agency mortgage-backed securities	171,664	173,980	—	173,980	—
Agency collateralized mortgage obligations	275,894	274,233	—	274,233	—
Single issuer trust preferred securities issued by banks	1,500	1,539	—	1,539	—
Small business administration pooled securities	28,734	28,862	—	28,862	—
Loans, net of allowance for loan losses(b)	6,196,218	6,072,612	—	—	6,072,612
Federal Home Loan Bank stock(c)	11,597	11,597	—	11,597	—
Cash surrender value of life insurance policies(d)	150,352	150,352	—	150,352	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$6,055,042	$6,055,042	$—	$6,055,042	$—
Time certificates of deposits(f)	627,900	625,275	—	625,275	—
Federal Home Loan Bank borrowings(f)	53,272	52,125	—	52,125	—
Customer repurchase agreements and other short-term borrowings(f)	179,670	179,670	—	—	179,670
Junior subordinated debentures(g)	73,071	74,320	—	74,320	—
Subordinated debentures(f)	34,670	32,857	—	—	32,857

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

NOTE 13 - COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$347	$(152)	$195	$2,520	$(1,001)	$1,519
Less: net security gains reclassified into other noninterest income (expense)	11	(4)	7	13	(5)	8
Net change in fair value of securities available for sale	336	(148)	188	2,507	(996)	1,511

Change in fair value of cash flow hedges	91	(36)	55	(250)	102	(148)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(91)	37	(54)	(264)	108	(156)
Net change in fair value of cash flow hedges	182	(73)	109	14	(6)	8

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(6)	2	(4)	(20)	8	(12)
Amortization of net actuarial losses	69	(28)	41	208	(85)	123
Amortization of net prior service costs	70	(29)	41	208	(85)	123
Net change in other comprehensive income for defined benefit postretirement plans (2)	133	(55)	78	396	(162)	234
Total other comprehensive income	$651	$(276)	$375	$2,917	$(1,164)	$1,753

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(1,315)	$499	$(816)	$8,351	$(3,248)	$5,103
Less: net security losses reclassified into other noninterest income	—	—	—	(27)	11	(16)
Net change in fair value of securities available for sale	(1,315)	499	(816)	8,378	(3,259)	5,119

Change in fair value of cash flow hedges	486	(196)	290	(852)	352	(500)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(648)	264	(384)	(1,949)	796	(1,153)
Net change in fair value of cash flow hedges	1,134	(460)	674	1,097	(444)	653

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(28)	11	(17)	(84)	33	(51)
Amortization of net actuarial losses	61	(25)	36	183	(75)	108
Amortization of net prior service credits	69	(29)	40	207	(84)	123
Net change in other comprehensive income for defined benefit postretirement plans (2)	102	(43)	59	306	(126)	180
Total other comprehensive income (loss)	$(79)	$(4)	$(83)	$9,781	$(3,829)	$5,952

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in 2009. The original gain of $1.4 million, net of tax, is being recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $173,000 and $281,000 at September 30, 2017 and December 31, 2016, respectively.

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2017
Beginning balance: January 1, 2017	$173	$361	$281	$(2,152)	$(1,337)
Net change in other comprehensive income (loss)	1,511	116	(108)	234	1,753
Ending balance: September 30, 2017	$1,684	$477	$173	$(1,918)	$416
	2016
Beginning balance: January 1, 2016	$1,306	$(1,955)	$427	$(2,230)	$(2,452)
Net change in other comprehensive income (loss)	5,119	763	(110)	180	5,952
Ending balance: September 30, 2016	$6,425	$(1,192)	$317	$(2,050)	$3,500

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
The following table summarizes the above financial instruments at the dates indicated:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Commitments to extend credit	$2,436,512	$2,227,955
Standby letters of credit	15,883	18,190
Deferred standby letter of credit fees	130	108
Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases.
Rent expense incurred under operating leases was approximately $2.1 million for both the three months ended September 30, 2017 and 2016, respectively, and $6.3 million and $6.4 million for the nine months ended September 30, 2017 and 2016, respectively. Renewal options ranging from 4 months to 10 years exist for several of these leases.
There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2016. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for information regarding our leases and other commitments.
Other Contingencies
At September 30, 2017, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $6.7 million and $31.8 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 15 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.
The following table presents certain information related to the Company's investments in low income housing projects as of the dates indicated:

	September 30, 2017		December 31, 2016
	(Dollars in thousands)
Original investment value	$47,627		$47,379
Current recorded investment	36,868		39,606
Unfunded liability obligation	7,696		12,161
Tax credits and benefits	5,705	(1)	5,366
Amortization of investments	3,988	(2)	3,725
Net income tax benefit	1,718	(3)	1,641
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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, include, but are not limited to:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;

•	adverse changes or volatility in the local real estate market;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio including those related to one or more large commercial relationships;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax expense, resulting from failure to comply with general tax laws, changes in tax laws, or failure to comply with requirements of the federal New Markets Tax Credit program;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	unexpected increased competition in the Company’s market area;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	a deterioration in the conditions of the securities markets;

•	a deterioration of the credit rating for U.S. long-term sovereign debt;

•	our inability to adapt to changes in information technology, including changes to industry accepted delivery models driven by a migration to the internet as a means of service delivery;

•	electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;

•	adverse changes in consumer spending and savings habits;

•	the inability to realize expected synergies from merger transactions in the amounts or in the timeframe anticipated;

•	inability to retain customers and employees, including those acquired in previous acquisitions;

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

		Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$429,125	$415,943	$401,837	$363,644	$387,008
Securities held to maturity	478,798	498,392	502,123	487,076	430,763
Loans	6,289,902	6,269,696	6,064,366	5,999,605	5,746,133
Allowance for loan losses	(59,710)	(59,479)	(62,318)	(61,566)	(58,205)
Goodwill and other intangible assets	242,105	243,005	230,613	231,374	210,834
Total assets	8,052,919	8,017,293	7,738,114	7,709,375	7,502,009
Total deposits	6,682,942	6,695,380	6,470,674	6,412,253	6,269,460
Total borrowings	340,683	320,378	304,297	335,474	299,521
Stockholders’ equity	931,224	914,584	877,480	864,690	818,242
Nonperforming loans	50,277	51,783	55,052	57,407	24,793
Nonperforming assets	53,175	54,812	58,456	61,580	26,591
Income statement
Interest income	$71,778	$68,133	$64,407	$63,428	$62,308
Interest expense	4,705	4,378	4,207	4,676	4,640
Net interest income	67,073	63,755	60,200	58,752	57,668
Provision for loan losses	—	1,050	600	4,000	950
Noninterest income	20,770	21,398	18,912	21,762	20,416
Noninterest expenses	51,310	52,809	48,773	51,637	46,857
Net income	23,852	20,563	20,725	17,179	20,484
Per share data
Net income—basic	$0.87	$0.75	$0.77	$0.64	$0.78
Net income—diluted	0.87	0.75	0.76	0.64	0.78
Cash dividends declared	0.32	0.32	0.32	0.29	0.29
Book value per share	33.94	33.34	32.44	32.02	31.09
Tangible book value per share (1)	25.12	24.48	23.92	23.45	23.08
Performance ratios
Return on average assets	1.18%	1.06%	1.10%	0.89%	1.09%
Return on average common equity	10.18%	9.15%	9.59%	8.07%	9.98%
Net interest margin (on a fully tax equivalent basis)	3.65%	3.60%	3.51%	3.36%	3.40%
Equity to assets	11.56%	11.41%	11.34%	11.22%	10.91%
Dividend payout ratio	36.80%	42.09%	37.79%	44.43%	37.25%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.80%	0.83%	0.91%	0.96%	0.43%
Nonperforming assets as a percent of total assets	0.66%	0.68%	0.76%	0.80%	0.35%

Allowance for loan losses as a percent of total loans	0.95%	0.95%	1.03%	1.03%	1.01%
Allowance for loan losses as a percent of nonperforming loans	118.76%	114.86%	113.20%	107.24%	234.76%
Capital ratios
Tier 1 leverage capital ratio	10.03%	10.07%	9.92%	9.77%	9.59%
Common equity tier 1 capital ratio	11.13%	10.95%	10.89%	10.82%	10.78%
Tier 1 risk-based capital ratio	12.24%	12.07%	12.05%	11.99%	12.01%
Total risk-based capital ratio	13.75%	13.58%	13.66%	13.60%	13.63%

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

Interest-Earning Assets

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect an overall increase in total loans over the past five quarters due to the results of that strategy, as well as the impact from the 2016 Q4 New England Bancorp, Inc. ("NEB") acquisition and 2017 Q2 Island Bancorp acquisition. Modest loan growth in the quarter was driven primarily by increases in the commercial construction, home equity and residential categories, partly offset by a decline in commercial and industrial related balances.

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

Funding and Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth, supporting management's emphasis on core deposit growth to fund loans, as depicted by the following chart:

As of September 30, 2017, core deposits comprised 90.2% of total deposits. The continued emphasis on core deposits has resulted in a cost of deposits of only 0.20% for the 2017 third quarter, which increased by two basis points when compared to the second quarter of 2017.

The Company's net interest margin was 3.65% for the quarter ended September 30, 2017, a 5 basis point increase from the second quarter of 2017, reflecting the Company's asset sensitive position, as shown by the following chart:

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

Expense Control

Management seeks to take a balanced approach to noninterest expense control by monitoring the management of ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits and expenses associated with buildings and equipment. The following chart depicts the Company's efficiency ratio on a GAAP basis (calculated by dividing noninterest expense by the sum of noninterest income and net interest income), as well as the Company's efficiency ratio on a non-GAAP operating basis, if applicable, (calculated by dividing noninterest expense, excluding certain noncore items, by the sum of noninterest income, excluding certain noncore items, and net interest income) over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has also made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies help the Company operate in a more tax effective manner and sometimes also creates a competitive advantage for Rockland Trust and its community development subsidiaries. During the third quarter of 2017, the Company’s effective tax rate was 34.71%, representing a slight increase from the prior quarter rate of 34.29%.

Capital

The Company's disciplined approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term earnings growth. Strong earnings growth has contributed to healthy capital growth. Book value per share increased 1.8% in the third quarter of 2017 and 9.2% over the past four quarters (see "Non-GAAP Measures" below for a reconciliation of non-GAAP measures). In addition, tangible book value per share increased 2.6% in the third quarter of 2017 and has increased by 8.8% over the past four quarters. Stockholders' equity as a percentage of total assets was 11.56% for the third quarter of 2017, compared to 11.41% in the second quarter of 2017. The Company's tangible common equity ratio (or tangible common equity as a percentage of tangible assets) increased to 8.82% for the third quarter of 2017, as compared to 8.64% in the second quarter of 2017. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures. The following chart shows the Company's book value and tangible book value per share over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

The Company's strong growth in capital enables the payment of cash dividends. The Company paid quarterly cash dividends during the first three quarters of 2017 of $0.32 per share, representing a 10.3% increase from the 2016 quarterly cash dividends of $0.29 per share.

Third Quarter 2017 Results

Net income for the third quarter of 2017 was $23.9 million, or $0.87 on a diluted earnings per share basis, an increase of 16.4% and 11.5%, respectively, as compared to $20.5 million, or $0.78 per diluted share, for the prior year third quarter. Third quarter 2017 net income of $23.9 million (which included no adjustments) compared to the operating net income from the third quarter of 2016 of $20.6 million reflected an increase of 15.9%. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

2017 Outlook

During the Company’s third quarter 2017 earnings call, the Company stated that it anticipates the following for the full year ending December 31, 2017 (as compared with the year ending December 31, 2016 and as of December 31, 2016, as applicable):

•	Organic loan growth expected to increase in the fourth quarter compared to third quarter results, but full year growth will be lower than the mid-to-upper single digit pace anticipated;

•	Organic deposit growth will likely resume in the fourth quarter following a third quarter decrease;

•	Net interest margin for the full year expected to improve approximately 20 basis points as compared to the 3.40% reported for the full year 2016;

•	Fee income growth expected in the fourth quarter, but subject to volatility in loan level derivative income;

•	Efficiency ratio for the fourth quarter expected to be in the mid 50s range; and

•	A fourth quarter effective tax rate of approximately 34.5%.

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

Management also supplements its evaluation of financial performance with an analysis of tangible book value per share (which is computed by dividing stockholders' equity less goodwill and identifiable intangible assets, or tangible common equity, by common shares outstanding) and with the Company's tangible common equity ratio (which is computed by dividing tangible common equity by tangible assets) which are non- GAAP measures. The Company has included information on these tangible ratios because management believes that investors may find it useful to have access to the same analytical tools used by management to assess performance and identify trends.  The Company has recognized goodwill and other intangible assets in conjunction with merger and acquisition activities.  Excluding the impact of goodwill and other intangibles in measuring asset and capital values for the ratios provided, along with other bank standard capital ratios, facilitates comparison of the capital adequacy of the Company to other companies in the financial services industry.

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

The following tables summarize adjustments for noncore items for the time periods indicated below and reconciles non-GAAP measures:

	Three Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$23,852	$20,484	$0.87	$0.78
Non-GAAP adjustments
Noninterest expense components
Merger and acquisition expenses	—	151	—	0.01
Total impact of noncore items	—	151	—	0.01
Net tax benefit associated with noncore items (1)	—	(61)	—	(0.01)
Net operating earnings (Non-GAAP)	$23,852	$20,574	$0.87	$0.78

	Nine Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$65,140	$59,469	$2.38	$2.26
Non-GAAP adjustments
Noninterest expense components
Loss on extinguishment of debt	—	437	—	0.02
Merger and acquisition expenses	3,393	691	0.12	0.03
Total impact of noncore items	3,393	1,128	0.12	0.05
Net tax benefit associated with noncore items (1)	(1,241)	(461)	(0.04)	(0.03)
Net operating earnings (Non-GAAP)	$67,292	$60,136	$2.46	$2.28

(1)
The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

	Three Months Ended
	September 30 2017	June 30 2017	March 31 2017	December 31 2016	September 30 2016
	(Dollars in thousands)
Net interest income (GAAP)	$67,073	$63,755	$60,200	$58,752	$57,668	(a)

Noninterest income (GAAP)	$20,770	$21,398	$18,912	$21,762	$20,416	(b)
Noninterest income on an operating basis (Non-GAAP)*	$20,770	$21,398	$18,912	$21,762	$20,416	(c)

Noninterest expense (GAAP)	$51,310	$52,809	$48,773	$51,637	$46,857	(d)
Less:
Merger and acquisition expense	—	2,909	484	4,764	151
Noninterest expense on an operating basis (Non-GAAP)	$51,310	$49,900	$48,289	$46,873	$46,706	(e)

Total revenue (GAAP)	$87,843	$85,153	$79,112	$80,514	$78,084	(a+b)
Total operating revenue (Non-GAAP)	$87,843	$85,153	$79,112	$80,514	$78,084	(a+c)

Ratios
Noninterest income as a % of revenue (GAAP based)	23.64%	25.13%	23.91%	27.03%	26.15%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)	23.64%	25.13%	23.91%	27.03%	26.15%	(c/(a+c))
Efficiency ratio (GAAP based)	58.41%	62.02%	61.65%	64.13%	60.01%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	58.41%	58.60%	61.04%	58.22%	59.82%	(e/(a+c))
* There were no adjustments for the periods presented.

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	September 30, 2017	June 30 2017	March 31 2017	December 31 2016	September 30, 2016
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$931,224	$914,584	$877,480	$864,690	$818,242	(a)
Less: Goodwill and other intangibles	242,105	243,005	230,613	231,374	210,834
Tangible common equity (Non-GAAP)	689,119	671,579	646,867	633,316	607,408	(b)
Tangible assets
Assets (GAAP)	8,052,919	8,017,293	7,738,114	7,709,375	7,502,009	(c)
Less: Goodwill and other intangibles	242,105	243,005	230,613	231,374	210,834
Tangible assets (Non-GAAP)	$7,810,814	$7,774,288	$7,507,501	$7,478,001	$7,291,175	(d)
Common shares	27,437,791	27,431,171	27,046,768	27,005,813	26,320,467	(e)

Common equity to assets ratio (GAAP)	11.56%	11.41%	11.34%	11.22%	10.91%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	8.82%	8.64%	8.62%	8.47%	8.33%	(b/d)
Book value per share (GAAP)	$33.94	$33.34	$32.44	$32.02	$31.09	(a/e)
Tangible book value per share (Non-GAAP)	$25.12	$24.48	$23.92	$23.45	$23.08	(b/e)

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
There have been no material changes in critical accounting policies during the first nine months of 2017. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $57.7 million, or 6.8%, at September 30, 2017 as compared to December 31, 2016, reflecting new purchases made during the nine month period, partially offset by paydowns on existing securities. The ratio of securities to total assets was 11.3% and 11.1% at September 30, 2017 and December 31, 2016, respectively.
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

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During the nine months ended September 30, 2017 and 2016, the Bank originated residential loans with the intention of selling them in the secondary market or to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred minimal losses during the three and nine month periods ended September 30, 2017 and September 30, 2016 related to these activities.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Dollars in thousands)
Held in portfolio	$31,766	$45,786	$116,537	$97,065
Sold or held for sale in the secondary market	64,924	84,571	164,458	198,003
Total closed loans	$96,690	$130,357	$280,995	$295,068

The Company sold $68.3 million and $84.1 million in residential loans during the three months ended September 30, 2017 and 2016, respectively, and $166.1 million and $190.7 million during the nine months ended September 30, 2017 and 2016, respectively. All loans sold during these periods were sold with servicing rights released.

Currently, the Bank sells the servicing of sold loans for a servicing release premium, simultaneous with the sale of the loan. In the past, the Bank may have opted to sell loans and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $292.2 million, $311.3 million and $329.2 million at September 30, 2017, December 31, 2016, and September 30, 2016, respectively. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 2 - Mortgage Servicing Asset

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$1,876	$2,121	$2,048	$2,581
Acquired portfolio	—	—	28	—
Amortization	(100)	(140)	(309)	(419)
Change in valuation allowance	9	(21)	18	(202)
Balance at end of period	$1,785	$1,960	$1,785	$1,960
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
Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The Company’s loan portfolio increased by $290.3 million during the first nine months of 2017, due in part to the acquired loan portfolio related to the Island Bancorp acquisition.

Excluding the effects of the Island Bancorp acquisition, the Company has experienced organic loan growth across most major loan categories, with the exception of commercial and industrial, which has declined due to lower utilization rates. The following table summarizes loan growth/decline during the periods indicated:

Table 3 - Components of Loan Growth/(Decline)
	September 30 2017	December 31 2016	Island Bancorp Acquisition	Organic Growth/(Decline)	Organic Growth/ (Decline) %
	(Dollars in thousands)
Commercial and industrial	$858,522	$902,053	$4,271	$(47,802)	(5.30)%
Commercial real estate	3,087,160	3,010,798	44,510	31,852	1.06%
Commercial construction	395,267	320,391	106	74,770	23.34%
Small business	130,656	122,726	57	7,873	6.42%
Total commercial	4,471,605	4,355,968	48,944	66,693	1.53%
Residential real estate	756,130	644,426	87,450	24,254	3.76%
Home equity	1,052,295	988,147	18,921	45,227	4.58%
Total consumer real estate	1,808,425	1,632,573	106,371	69,481	4.26%
Total other consumer	9,872	11,064	236	(1,428)	(12.91)%
Total loans	$6,289,902	$5,999,605	$155,551	$134,746	2.25%
Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of September 30, 2017:

(Dollars in thousands)
Average loan size	$221
Largest individual commercial and industrial loan outstanding	$20,000
Commercial and industrial nonperforming loans/commercial and industrial loans	3.79%
The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of September 30, 2017:

(Dollars in thousands)
Average loan size	$850
Largest individual commercial real estate mortgage outstanding	$27,496
Commercial real estate nonperforming loans/commercial real estate loans	0.09%
Owner occupied commercial real estate loans/commercial real estate loans	15.7%

In addition to the commercial portfolios, the Company also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $1.8 billion at September 30, 2017.

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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	September 30, 2017	December 31, 2016	September 30, 2016
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial (1)	$32,556	$37,455	$3,065
Commercial real estate	3,052	6,266	7,399
Small business	403	302	288
Residential real estate	8,297	7,782	7,684
Home equity	5,903	5,553	6,311
Other consumer	59	47	44
Total (2)	$50,270	$57,405	$24,791
Loans past due 90 days or more but still accruing
Other consumer	7	2	2
Total	$7	$2	$2
Total nonperforming loans	$50,277	$57,407	$24,793
Other real estate owned	2,898	4,173	1,798
Total nonperforming assets	$53,175	$61,580	$26,591
Nonperforming loans as a percent of gross loans	0.80%	0.96%	0.43%
Nonperforming assets as a percent of total assets	0.66%	0.80%	0.35%

(1)	Included in the September 30, 2017 and December 31, 2016 amounts are loans related to one large relationship that was place on nonaccrual status in December 2016.

(2)	Inclusive of TDRs on nonaccrual status of $5.8 million, $5.2 million, and $0.0 million at September 30, 2017, December 31, 2016, and September 30, 2016, respectively.
The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Dollars in thousands)
Nonperforming assets beginning balance	$54,812	$27,473	$61,580	$29,849
New to nonperforming	3,573	2,630	11,140	9,732
Loans charged-off	(817)	(1,143)	(5,523)	(2,256)
Loans paid-off	(3,679)	(2,049)	(9,548)	(7,698)
Loans transferred to other real estate owned and foreclosed assets	(107)	—	(564)	(377)
Loans restored to performing status	(557)	(288)	(2,828)	(2,450)
New to other real estate owned	107	—	564	377
Valuation write down	(238)	(5)	(333)	(158)
Sale of other real estate owned	—	(42)	(1,505)	(725)
Capital improvements to other real estate owned	—	—	—	144
Other	81	15	192	153
Nonperforming assets ending balance	$53,175	$26,591	$53,175	$26,591

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 6 - Troubled Debt Restructurings

	September 30, 2017	December 31, 2016	September 30, 2016
	(Dollars in thousands)
Performing troubled debt restructurings	$26,731	$27,093	$27,644
Nonaccrual troubled debt restructurings	5,776	5,199	5,910
Total	$32,507	$32,292	$33,554
Performing troubled debt restructurings as a % of total loans	0.42%	0.45%	0.48%
Nonaccrual troubled debt restructurings as a % of total loans	0.09%	0.09%	0.10%
Total troubled debt restructurings as a % of total loans	0.51%	0.54%	0.58%
The following table summarizes changes in TDRs for the periods indicated:
Table 7 - Activity in Troubled Debt Restructurings

	Three Months Ended		Nine Months Ended
	September 30 2017	September 30 2016	September 30 2017	September 30 2016
	(Dollars in thousands)
TDRs beginning balance	$32,636	$33,440	$32,292	$38,074
New to TDR status	799	1,367	4,006	3,398
Transfer to OREO	(107)	—	(322)	—
Paydowns	(821)	(1,194)	(3,450)	(7,844)
Charge-offs	—	(59)	(19)	(74)
TDRs ending balance	$32,507	$33,554	$32,507	$33,554

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 8 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$639	$280	$1,670	$857
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$434	$552	$1,148	$1,457
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
Total impaired loans at September 30, 2017 and December 31, 2016 were $76.1 million and $77.3 million, respectively. For additional information regarding the Company’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 5, “Loans, Allowance for Loan Losses, and Credit Quality” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At September 30, 2017, there were 59 relationships, with an aggregate balance of $84.7 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.
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
As of September 30, 2017, the allowance for loan losses totaled $59.7 million, or 0.95% of total loans, as compared to $61.6 million, or 1.03% of total loans, at December 31, 2016.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 9 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(Dollars in thousands)
Average total loans	$6,275,200	$6,158,997	$6,017,713	$5,841,546	$5,660,271
Allowance for loan losses, beginning of period	$59,479	$62,318	$61,566	$58,205	$57,727
Charged-off loans
Commercial and industrial	124	3,591	—	562	27
Commercial real estate	—	—	—	49	341
Small business	164	24	70	37	98
Residential real estate	43	116	23	1	—
Home equity	81	122	14	111	154
Other consumer	405	345	401	455	523
Total charged-off loans	817	4,198	508	1,215	1,143
Recoveries on loans previously charged-off
Commercial and industrial	404	13	187	9	63
Commercial real estate	286	26	31	29	124
Small business	17	13	66	73	28
Residential real estate	15	2	12	117	130
Home equity	65	26	76	64	24
Other consumer	261	229	288	284	302
Total recoveries	1,048	309	660	576	671
Net loans charged-off (recovered)
Commercial and industrial	(280)	3,578	(187)	553	(36)
Commercial real estate	(286)	(26)	(31)	20	217
Small business	147	11	4	(36)	70
Residential real estate	28	114	11	(116)	(130)
Home equity	16	96	(62)	47	130
Other consumer	144	116	113	171	221
Total net loans charged-off (recovered)	(231)	3,889	(152)	639	472
Provision for loan losses	—	1,050	600	4,000	950
Total allowance for loan losses, end of period	$59,710	$59,479	$62,318	$61,566	$58,205
Net loans charged-off (recovered) as a percent of average total loans (annualized)	(0.01)%	0.25%	(0.01)%	0.04%	0.03%
Allowance for loan losses as a percent of total loans	0.95%	0.95%	1.03%	1.03%	1.01%
Allowance for loan losses as a percent of nonperforming loans	118.76%	114.86%	113.20%	107.24%	234.76%
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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 10 - Summary of Allocation of Allowance for Loan Losses

	September 30, 2017		December 31, 2016
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$12,830	13.6%	$16,921	15.0%
Commercial real estate	31,000	49.1%	30,369	50.2%
Commercial construction	5,620	6.3%	4,522	5.3%
Small business	1,606	2.1%	1,502	2.1%
Residential real estate	2,776	12.0%	2,621	10.7%
Home equity	5,426	16.7%	5,238	16.5%
Other consumer	452	0.2%	393	0.2%
Total allowance for loan losses	$59,710	100.0%	$61,566	100.0%
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

Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $11.6 million and $11.5 million at September 30, 2017 and December 31, 2016, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases and/or is subject to redemption of FHLB stock proportional to the volume of funding received and views the holdings as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Other Intangible Assets Goodwill and other intangible assets were $242.1 million and $231.4 million as of September 30, 2017 and December 31, 2016, respectively. The increase is due to the Island Bancorp acquisition offset by amortization of definite-lived intangibles.
The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. The Company performed its annual goodwill impairment testing during the third quarter of 2017 and determined that the Company's goodwill was not impaired. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes that indicated impairment of other intangible assets.

Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $150.4 million and $144.5 million at September 30, 2017 and December 31, 2016, respectively, with $2.7 million of the increase attributable to policies obtained in the Island Bancorp acquisition. The Company recorded tax exempt income from the life insurance policies of $1.0 million and $984,000 for the three months ended September 30, 2017 and 2016, respectively, and $3.0 million for both the nine month periods ended September 30, 2017 and 2016.
Deposits As of September 30, 2017, total deposits were $6.7 billion, representing a $270.7 million, or 4.2%, increase from December 31, 2016. The increase is attributable to the Island Bancorp acquisition combined with growth in core deposits, which represent 90.2% of total deposits as of September 30, 2017. The total cost of deposits was 0.20% for the third quarter of 2017, representing an increase from the prior quarter of two basis points.
Excluding the effects of the Island Bancorp acquisition, the Company has experienced organic deposit growth as summarized in the table below during the periods indicated:
Table 11 - Components of Deposit Growth/(Decline)

	September 30 2017	December 31 2016	Island Bancorp Acquisition	Organic Growth/(Decline)	Organic Growth/ (Decline)%
	(Dollars in thousands)
Demand deposits	$2,183,760	$2,057,086	$33,599	$93,075	4.5%
Savings and interest checking	2,568,620	2,469,237	47,095	52,288	2.1%
Money market	1,302,662	1,236,778	63,915	1,969	0.2%
Time certificates of deposits	627,900	649,152	14,971	(36,223)	(5.6)%
Total	$6,682,942	$6,412,253	$159,580	$111,109	1.7%
The Bank also participates in the Promontory Interfinancial Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. In addition, the Company may occasionally raise funds through brokered certificates of deposit. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. At September 30, 2017 and December 31, 2016, the Company had brokered deposits of $44.9 million and $14.7 million, respectively, primarily consisting of deposits associated with the Promontory Network.

Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.

The Company’s borrowings, net of applicable debt issuance costs, consisted of the following as of the periods indicated:
Table 12 - Borrowings

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$53,272	$50,819
Short-term borrowings - one year and under (1)
Customer repurchase agreements	179,670	176,913
Long-term borrowings - over one year (1)
Junior subordinated debentures:
Capital Trust V	51,502	51,500
Slades Ferry Trust I	10,228	10,224
Central Trust I	5,258	5,256
Central Trust II	6,083	6,127
Subordinated debentures	34,670	34,635
Total long-term borrowings	$107,741	$107,742
Total borrowings	$340,683	$335,474
(1) Classification is based upon duration at origination and not predicated upon remaining time to maturity.
The Bank had $2.9 billion and $2.8 billion of assets pledged as collateral against borrowings as of September 30, 2017 and December 31, 2016, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston. Assets are also pledged as collateral for customer repurchase agreements.

Capital Resources On September 22, 2017, the Company’s Board of Directors declared a cash dividend of $0.32 per share to stockholders of record as of the close of business on October 2, 2017. This dividend was paid on October 6, 2017.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At September 30, 2017 and December 31, 2016, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements for each period indicated:

Table 13 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	September 30, 2017
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$876,292	13.75%	$509,974	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	709,355	11.13%	286,860	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	780,352	12.24%	382,480	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	780,352	10.03%	311,310	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$838,627	13.16%	$509,801	≥	8.0%	$637,252	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	777,357	12.20%	286,763	≥	4.5%	414,213	≥	6.50%
Tier 1 capital (to risk weighted assets)	777,357	12.20%	382,351	≥	6.0%	509,801	≥	8.00%
Tier 1 capital (to average assets)	777,357	9.99%	311,178	≥	4.0%	388,972	≥	5.00%
	December 31, 2016
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$824,265	13.60%	$484,942	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	656,080	10.82%	272,780	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	727,070	11.99%	363,706	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	727,070	9.77%	297,748	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$788,320	13.01%	$484,834	≥	8.0%	$606,042	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	725,760	11.98%	272,719	≥	4.5%	393,927	≥	6.50%
Tier 1 capital (to risk weighted assets)	725,760	11.98%	363,625	≥	6.0%	484,834	≥	8.00%
Tier 1 capital (to average assets)	725,760	9.76%	297,589	≥	4.0%	371,986	≥	5.00%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased-in, beginning at 0.625% on January 1, 2016 and ultimately increasing to 2.5% on January 1, 2019. At September 30, 2017 the Company's capital levels exceeded the fully-phased in buffer of 2.5%.
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company totaled $11.8 million and $11.1 million for the three months ended September 30, 2017 and 2016, respectively, and totaled $35.2 million and $33.4 million for the nine months ended September 30, 2017 and 2016, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements of the Company. At both September 30, 2017 and 2016, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management As of September 30, 2017, the Rockland Trust Investment Management Group had assets under administration of $3.3 billion, representing approximately 5,585 trust, fiduciary, and agency accounts. At December 31, 2016, assets under administration were $2.9 billion, representing approximately 5,431 trust, fiduciary, and agency accounts. Included in these amounts as of September 30, 2017 and December 31, 2016 are assets under administration of $284.3 million and $266.5 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group was $5.4 million and $5.0 million for the three months ended September 30, 2017 and 2016, respectively, and $16.0 million and $14.7 million for the nine months ended September 30, 2017 and 2016, respectively.
Retail investments and insurance revenue was $565,000 and $451,000 for the three months ended September 30, 2017 and 2016, respectively, and $1.5 million for both the nine months ended September 30, 2017 and 2016, respectively. Retail investments and insurance revenue includes commission revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts, Highland Capital Brokerage, and Smith Companies LTD, a division of Capitas Financial, LLC.

RESULTS OF OPERATIONS
The following table provides a summary of results of operations for the three and nine months ended September 30, 2017 and 2016:
Table 14 - Summary of Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Net Income	$23,852	$20,484	$65,140	$59,469
Diluted earnings per share	$0.87	$0.78	$2.38	$2.26
Return on average assets	1.18%	1.09%	1.11%	1.09%
Return on average equity	10.18%	9.98%	9.65%	9.92%
Net interest margin	3.65%	3.40%	3.59%	3.42%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the third quarter of 2017 was $67.4 million, representing an increase of $9.4 million, or 16.2%, when compared to the third quarter of 2016. The overall increase in interest earning assets is driven by both recent acquisitions and organic growth. Additionally, net interest margin has been impacted by increased market rates on short-term indexed assets, lower borrowings cost, and the reinvestment of excess liquidity.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ending September 30, 2017 and 2016, respectively. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 15 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended September 30
	2017			2016
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$132,327	$417	1.25%	$305,728	$387	0.50%
Securities
Securities - trading	1,299	—	—%	805	—	—%
Securities - taxable investments	908,560	5,642	2.46%	815,889	5,034	2.45%
Securities - nontaxable investments (1)	2,817	29	4.08%	4,382	43	3.90%
Total securities	912,676	5,671	2.47%	821,076	5,077	2.46%
Loans held for sale	5,766	33	2.27%	11,652	81	2.77%
Loans (2)
Commercial and industrial	868,358	9,173	4.19%	851,497	8,420	3.93%
Commercial real estate (1)	3,104,098	32,875	4.20%	2,723,832	28,466	4.16%
Commercial construction	365,143	4,177	4.54%	370,085	3,881	4.17%
Small business	130,275	1,828	5.57%	111,932	1,502	5.34%
Total commercial	4,467,874	48,053	4.27%	4,057,346	42,269	4.14%
Residential real estate	749,813	7,656	4.05%	631,582	6,334	3.99%
Home equity	1,046,894	10,081	3.82%	958,317	8,243	3.42%
Total consumer real estate	1,796,707	17,737	3.92%	1,589,899	14,577	3.65%
Other consumer	10,619	241	9.00%	13,026	291	8.89%
Total loans	6,275,200	66,031	4.17%	5,660,271	57,137	4.02%
Total interest-earning assets	$7,325,969	$72,152	3.91%	$6,798,727	$62,682	3.67%
Cash and due from banks	100,228			94,547
Federal Home Loan Bank stock	12,734			11,304
Other assets	567,297			552,247
Total assets	$8,006,228			$7,456,825
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,562,557	$992	0.15%	$2,408,498	$756	0.12%
Money market	1,309,457	1,171	0.35%	1,197,382	758	0.25%
Time deposits	611,080	1,168	0.76%	635,635	1,219	0.76%
Total interest-bearing deposits	$4,483,094	$3,331	0.29%	$4,241,515	$2,733	0.26%
Borrowings
Federal Home Loan Bank borrowings	$53,926	$302	2.22%	$51,100	$391	3.04%
Customer repurchase agreements	172,387	67	0.15%	151,982	52	0.14%
Junior subordinated debentures	73,070	578	3.14%	73,184	1,037	5.64%
Subordinated debentures	34,664	427	4.89%	34,617	427	4.91%
Total borrowings	$334,047	$1,374	1.63%	$310,883	$1,907	2.44%

Total interest-bearing liabilities	$4,817,141	$4,705	0.39%	$4,552,398	$4,640	0.41%
Demand deposits	2,174,600			1,976,177
Other liabilities	84,782			112,018
Total liabilities	$7,076,523			$6,640,593
Stockholders' equity	929,705			816,232
Total liabilities and stockholders' equity	$8,006,228			$7,456,825
Net interest income (1)		$67,447			$58,042
Interest rate spread (3)			3.52%			3.26%
Net interest margin (4)			3.65%			3.40%
Supplemental information
Total deposits, including demand deposits	$6,657,694	$3,331		$6,217,692	$2,733
Cost of total deposits			0.20%			0.17%
Total funding liabilities, including demand deposits	$6,991,741	$4,705		$6,528,575	$4,640
Cost of total funding liabilities			0.27%			0.28%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $374,000 for both the three months ended September 30, 2017 and 2016. The FTE adjustment relates to nontaxable investment securities with average balances of $2.8 million and $4.4 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $69.3 million and $67.8 million, for the three months ended September 30, 2017 and 2016, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 16 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Nine Months Ended September 30
	2017			2016
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$103,437	$814	1.05%	$202,397	$767	0.51%
Securities
Securities - trading	1,198	—	—%	667	—	—%
Securities - taxable investments	894,809	16,618	2.48%	824,449	15,500	2.51%
Securities - nontaxable investments (1)	3,462	109	4.21%	4,557	137	4.02%
Total securities	899,469	16,727	2.49%	829,673	15,637	2.52%
Loans held for sale	4,086	68	2.23%	8,005	170	2.84%
Loans (2)				—
Commercial and industrial	881,387	26,913	4.08%	845,565	24,759	3.91%
Commercial real estate (1)	3,054,336	94,057	4.12%	2,703,300	83,082	4.11%
Commercial construction	353,134	11,859	4.49%	369,403	11,376	4.11%
Small business	127,938	5,284	5.52%	105,761	4,266	5.39%
Total commercial	4,416,795	138,113	4.18%	4,024,029	123,483	4.10%
Residential real estate	699,793	20,779	3.97%	631,343	18,939	4.01%
Home equity	1,024,164	28,233	3.69%	943,857	24,452	3.46%
Total consumer real estate	1,723,957	49,012	3.80%	1,575,200	43,391	3.68%
Other consumer	10,828	722	8.91%	13,743	924	8.98%
Total loans	6,151,580	187,847	4.08%	5,612,972	167,798	3.99%
Total interest-earning assets	$7,158,572	$205,456	3.84%	$6,653,047	$184,372	3.70%
Cash and due from banks	97,457			90,527
Federal Home Loan Bank stock	13,180			12,940
Other assets	553,129			542,271
Total assets	$7,822,338			$7,298,785
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,536,954	$2,604	0.14%	$2,386,520	$2,416	0.14%
Money market	1,285,492	2,963	0.31%	1,157,731	2,171	0.25%
Time deposits	618,518	3,443	0.74%	651,044	3,752	0.77%
Total interest-bearing deposits	$4,440,964	$9,010	0.27%	$4,195,295	$8,339	0.27%
Borrowings
Federal Home Loan Bank borrowings	$61,206	1,123	2.45%	$63,869	$1,275	2.67%
Customer repurchase agreements	161,850	178	0.15%	144,393	149	0.14%
Junior subordinated debentures	73,074	1,697	3.10%	73,233	3,072	5.60%
Subordinated debentures	34,652	1,282	4.95%	34,606	1,282	4.95%
Total borrowings	$330,782	$4,280	1.73%	$316,101	$5,778	2.44%
Total interest-bearing liabilities	$4,771,746	$13,290	0.37%	$4,511,396	$14,117	0.42%
Demand deposits	2,063,668			1,878,558
Other liabilities	84,063			107,983

Total liabilities	$6,919,477			$6,497,937
Stockholders' equity	902,861			800,848
Total liabilities and stockholders' equity	$7,822,338			$7,298,785
Net interest income (1)		$192,166			$170,255
Interest rate spread (3)			3.47%			3.28%
Net interest margin (4)			3.59%			3.42%
Supplemental information
Total deposit, including demand deposits	$6,504,632	$9,010		$6,073,853	$8,339
Cost of total deposits			0.19%			0.18%
Total funding liabilities, including demand deposits	$6,835,414	$13,290		$6,389,954	$14,117
Cost of total funding liabilities			0.26%			0.30%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $1.1 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $3.5 million and 4.6 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $71.1 million and $69.8 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Table 17 - Volume Rate Analysis

	Three Months Ended September 30			Nine Months Ended September 30
	2017 Compared To 2016			2017 Compared To 2016
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$249	$(219)	$30	$422	$(375)	$47
Securities
Securities - taxable investments	36	572	608	(205)	1,323	1,118
Securities - nontaxable investments (1)	1	(15)	(14)	5	(33)	(28)
Total securities			594			1,090
Loans held for sale	(7)	(41)	(48)	(19)	(83)	(102)
Loans
Commercial and industrial	586	167	753	1,105	1,049	2,154
Commercial real estate (1)	435	3,974	4,409	186	10,789	10,975
Commercial construction	348	(52)	296	984	(501)	483
Small business	80	246	326	123	895	1,018
Total commercial			5,784			14,630
Residential real estate	136	1,186	1,322	(213)	2,053	1,840
Home equity	1,076	762	1,838	1,701	2,080	3,781
Total consumer real estate			3,160		4,098	5,621
Other consumer	4	(54)	(50)	(6)	(196)	(202)
Total loans (1)(2)			8,894			20,049
Total income of interest-earning assets			$9,470			$21,084
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$188	$48	$236	$36	$152	$188
Money market	342	71	413	552	240	792
Time certificates of deposits	(4)	(47)	(51)	(122)	(187)	(309)
Total interest bearing deposits			598			671
Borrowings
Federal Home Loan Bank borrowings	(111)	22	(89)	(99)	(53)	(152)
Customer repurchase agreements and other short-term borrowings	8	7	15	11	18	29
Junior subordinated debentures	(457)	(2)	(459)	(1,368)	(7)	(1,375)
Subordinated debentures	(1)	1	—	(2)	2	—
Total borrowings			(533)			(1,498)
Total expense of interest-bearing liabilities			65			(827)
Change in net interest income			$9,405			$21,911

(1)	The table above reflects income determined on a FTE basis. See footnote (1) to tables 15 and 16 above for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses was zero and $1.7 million for the three and nine months ended September 30, 2017, respectively, as compared to $950,000 and $2.1 million for the comparable year-ago periods.

The Company’s allowance for loan losses, as a percentage of total loans, was 0.95% at September 30, 2017, 1.03% at December 31, 2016, and 1.01% at September 30, 2016. The decrease is attributable to a significant charge-off recorded for a previously recognized specific reserve, combined with the impact of loans acquired in connection with the Island Bancorp acquisition. These acquired loans are recorded at fair value, including a reduction for estimated credit losses, and without carryover of the respective portfolio's historical allowance for loan losses. The Company recorded net recoveries of $231,000 and net charge-offs of $3.5 million for the three and nine months ended September 30, 2017, respectively, as compared to net charge-offs of $472,000 and net recoveries of $305,000 for the three and nine months ended September 30, 2016, respectively.
Overall economic conditions remained healthy and stable within New England.  Hiring activity was mixed with unemployment levels remaining quite low. Shortages in labor supply were noted during the summer months, notably in regions where tourism drives seasonal hiring decisions like Cape Cod and the Berkshires, however, there was relatively little upward pressure on wages.  In general, prices on retail items and consumer goods remained stable, and seasonal businesses impacted by tourism reported healthy revenues. Commercial real estate trends have remained generally consistent through 2017. Valuations remain at or near record levels for most property types and vacancy levels have remained relatively low, although office leasing activity has exhibited some mixed activity in certain Boston sub-markets due to limited supply.   Residential real estate metrics also remain strong with median sales prices continuing their upward momentum throughout New England. Overall volume of closed sales through July was down slightly from a year prior due to continued tightening of supply. Continued strength in most economic fundamentals is generally expected throughout the remainder of 2017 with most industries and sectors maintaining a positive to stable outlook.
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

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 18 - Noninterest Income

	Three Months Ended
	September 30		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,401	$4,766	$(365)	(7.66)%
Interchange and ATM fees	4,525	4,190	335	8.00%
Investment management	5,967	5,446	521	9.57%
Mortgage banking income	1,338	1,963	(625)	(31.84)%
Increase in cash surrender value of life insurance policies	1,019	984	35	3.56%
Gain on sale of equity securities	12	—	12	nm
Loan level derivative income	784	810	(26)	(3.21)%
Other noninterest income	2,724	2,257	467	20.69%
Total	$20,770	$20,416	$354	1.73%

	Nine Months Ended
	September 30		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Deposit account fees	$13,337	$13,979	$(642)	(4.59)%
Interchange and ATM fees	12,881	12,050	831	6.90%
Investment management	17,576	16,183	1,393	8.61%
Mortgage banking income	3,609	4,458	(849)	(19.04)%
Increase in cash surrender value of life insurance policies	3,000	2,980	(15)	0.67%
Gain on sale of equity securities	19	5	14	280.00%
Loan level derivative income	2,727	4,627	(1,900)	(41.06)%
Other noninterest income	7,931	6,384	1,547	24.23%
Total	$61,080	$60,666	$414	0.68%
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
Investment management income growth is driven primarily from growth in overall assets under administration, which were $3.3 billion as of September 30, 2017, an increase of $393.1 million, or 13.6%, compared to September 30, 2016.
Mortgage banking income decreases are primarily driven by overall sold loan volume for the time periods presented.
Loan level derivative income decreased due to lower customer demand.
Other noninterest income increased in the current periods mainly due to increases in rental income related to a new equipment leasing initiative entered into during 2017. The increase compared to the year ago period was further impacted by gains recognized on the sale of loans and fixed assets in the first quarter of 2017, and increased foreign currency exchange fees.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 19 - Noninterest Expense

	Three Months Ended
	September 30		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$29,289	$27,395	$1,894	6.91%
Occupancy and equipment expenses	6,085	5,433	652	12.00%
Data processing & facilities management	1,272	1,400	(128)	(9.14)%
FDIC assessment	673	725	(52)	(7.17)%
Advertising expense	1,359	1,654	(295)	(17.84)%
Consulting expense	937	770	167	21.69%
Debit card expense	992	730	262	35.89%
Legal fees	1,423	321	1,102	343.30%
Loss on sale of equity securities	1	—	1	nm
Merger and acquisition expenses	—	151	(151)	nm
Mortgage operations expense	723	820	(97)	(11.83)%
Software maintenance	888	765	123	16.08%
Other noninterest expenses	7,668	6,693	975	14.57%
Total	$51,310	$46,857	$4,453	9.50%

	Nine Months Ended
	September 30		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$86,267	$81,561	$4,706	5.77%
Occupancy and equipment expenses	18,302	16,927	1,375	8.12%
Data processing & facilities management	3,732	3,831	(99)	(2.58)%
FDIC assessment	2,234	2,655	(421)	(15.86)%
Advertising expense	4,018	4,134	(116)	(2.81)%
Consulting expense	2,753	2,235	518	23.18%
Debit card expense	2,616	2,162	454	21.00%
Legal fees	2,074	1,132	942	83.22%
Loss on extinguishment of debt	—	437	(437)	nm
Loss on sale of equity securities	6	32	(26)	(81.25)%
Merger and acquisition expenses	3,393	691	2,702	391.03%
Mortgage operations expense	1,896	1,880	16	0.85%
Software maintenance	2,714	2,254	460	20.41%
Other noninterest expenses	22,887	20,554	2,333	11.35%
Total	$152,892	$140,485	$12,407	8.83%
nm - the percentage is not meaningful.
The primary reasons for the significant variances in the noninterest expense category shown in the preceding tables are noted below:

The increase in salaries and employee benefits reflects overall increases in the employee base due to new hires, as well as the 2017 second quarter Island Bancorp acquisition and 2016 fourth quarter NEB acquisition, along with an increase in expenses associated with medical insurance expenses and payroll taxes.
Occupancy and equipment expense increases were attributable to depreciation on equipment associated with the Company's new leasing initiative, as well as increases in equipment maintenance and repairs.
The FDIC assessment decreased due to a reduction in assessment rates effective July 1, 2016, combined with strong financial results driving further reductions in the rate.
Advertising expenses decreased due to timing of various campaigns.
Consulting expense has increased due primarily to process improvement and strategic initiatives, as well as increased loan work out related costs.
Debit card expense has increased driven mainly by increased volume/usage by customers.
Legal fees increased primarily due to increased loan work out costs associated with the bankruptcy of a large commercial customer.
The Company recognized a $437,000 loss in conjunction with its payoff of approximately $49.0 million in Federal Home Loan Bank borrowings in the first quarter of 2016. No such losses have been recorded in 2017.
Merger and acquisition expense in 2017 is primarily related to the Island Bancorp acquisition which closed in the second quarter of 2017. The majority of the expenses related to compensation and severance agreements, as well as contract termination costs, associated with the Island Bancorp acquisition. Additionally, a portion of the 2017 merger and acquisition expense is attributable to the 2016 NEB acquisition.
Software maintenance increases reflect additional investments in technology to support the Company’s growth.
Other noninterest expenses increased in the current periods due primarily to increases in provision for unfunded commitments, amortization of intangibles, OREO valuation write-downs, and directors' fees.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 20 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
	(Dollars in thousands)
Combined federal and state income tax provision	$12,681	$9,793	$32,426	$27,729
Effective income tax rate	34.71%	32.34%	33.23%	31.80%
The Company's blended statutory tax rate was 40.86% for each of the three and nine month periods ended September 30, 2017 and September 30, 2016. The effective income tax rates noted in the table above are lower than the blended statutory tax rate due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in low income housing project investments. The effective tax rate when compared to the year ago period was impacted by a reduction in the benefits recognized from the New Markets Tax Credit program, partially offset by discrete benefits recognized as a result of the Company’s adoption of ASU 2016-09 effective January 1, 2017, which required that recognition of excess tax benefits on certain stock compensation transactions be recorded through earnings as a discrete item within the Company’s effective tax rate during the period of the transaction.

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

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2032, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $47.6 million, of which $39.9 million has been funded. It is expected that the limited partnership investments will generate a net tax benefit of approximately $1.7 million for the full calendar year of 2017 and a total of $12.4 million over the remaining life of the investments from the combination of the tax credits and operating losses.
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

Credit Risk   Credit risk represents the possibility that the Company's borrowing customers or other counterparties may not repay loans or other contractual obligations according to their terms due to changes in the financial capacity, ability and willingness of such borrowing customers or counterparties to meet their obligations. In some cases, the collateral securing the payment of the loans may be sufficient to assure repayment, but in other cases the Company may experience significant credit losses which could have an adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 5, “Loans, Allowance for Loan Losses, and Credit Quality” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.
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
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for September 30, 2017 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual (12 to 24 months) shifts in interest. The Company also regularly analyzes other "noncore" scenarios as it deems appropriate.
The results of all scenarios and the impact to net interest income are outlined in the table below:
Table 22 - Interest Rate Sensitivity

	September 30
	2017		2016
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(9.5)%	(12.4)%	(3.4)%	(7.3)%
+100	5.7%	9.1%	7.1%	9.8%
+200	11.1%	16.9%	14.0%	19.6%
+300	16.4%	24.7%	20.7%	29.2%
+400	21.8%	32.3%	27.3%	38.6%

Gradual rate shifts (basis points)
-100 over 12 months	(4.9)%	(11.2)%	(1.6)%	(5.9)%
+200 over 12 months	5.3%	14.9%	6.6%	17.1%
+400 over 24 months	5.3%	20.0%	6.6%	23.8%
Flat +500 over 12 months	6.8%	24.8%	8.3%	29.3%

Alternative scenarios
Flat up 200 basis points scenario	5.6%	14.9%	6.6%	16.2%

In addition, the Company's policy on interest rate risk simulation specifies that estimated net interest income for the second year of all “core scenarios” should not decline by more than 15.0%. The Company was within policy limits at September 30, 2017 and 2016. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.

The most significant factors affecting market risk exposure of the Company’s net interest income during the nine months ended September 30, 2017 were the shape of the U.S. Government securities and interest rate swap yield curve, the level of U.S. prime interest rate and LIBOR rates, and the level of interest rates being offered on long-term fixed rate loans.
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
The Company actively manages its liquidity position under the direction of the Asset-Liability Committee of the Bank ("ALCO"). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB less short-term liabilities relative to total assets, was within policy limits at September 30, 2017. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 23 - Sources of Liquidity

	September 30, 2017			December 31, 2016
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston	$53,272	$942,706	(3)	$50,819	$793,118	(3)
Federal Reserve Bank of Boston	—	724,411	(4)	—	696,085	(4)
Unpledged Securities	—	393,694		—	368,585
Customer repurchase agreements	179,670	—	(5)	176,913	—	(5)
Junior subordinated debentures (1)	73,071	—	(5)	73,107	—	(5)
Subordinated debt	34,670	—	(5)	34,635	—	(5)
Brokered deposits (2)	44,916	—	(5)	14,724	—	(5)
	$385,599	$2,060,811		$350,198	$1,857,788

(1)	Amounts shown are inclusive of fair value marks associated with previous acquisitions.

(2)	Inclusive of $38.9 million and $13.7 million of brokered deposits acquired through participation in the Promontory Interfinancial Network as of September 30, 2017 and December 31, 2016, respectively.

(3)
Loans with a carrying value of $1.5 billion and $1.4 billion at September 30, 2017 and December 31, 2016 have been pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.

(4)
Loans with a carrying value of $1.2 billion at both September 30, 2017 and December 31, 2016 have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

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
Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the three months ended September 30, 2017. See Note 10, "Derivative and Hedging Activities" and Note 14, "Commitments and Contingencies" within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for more information relating to the Company's off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the three months ended September 30, 2017. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a complete table of contractual obligations, commitments and contingencies.

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
Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At September 30, 2017, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors
As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2017:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
July 1 to July 31, 2017	—	$—	—	—
August 1 to August 31, 2017	295	$68.80	—	—
September 1 to September 30, 2017	242	$72.11	—	—
Total	537		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants and related tax withholding.

(2)	The Company does not currently have a stock repurchase program or plan in place.

Item  3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Index

No.	Exhibit

3.1	Amended and Restated By-laws of the Company adopted on October 19, 2017, incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 23, 2017.
4.1	Independent Bank Corp. 2014 Dividend Reinvestment and Stock Purchase Plan incorporated by reference to Form S-3 filed on October 31, 2017.
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101	Interactive Data File *

*	Filed herewith

+	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

November 2, 2017	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

November 2, 2017	/s/ Robert D. Cozzone
Robert D. Cozzone Chief Financial Officer and Treasurer (Principal Financial Officer)