Form 10-K
period 2017-12-31
INDEPENDENT BANK CORP
filed 2018-02-27
CIK 776901

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes  ☒ No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,: “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If and emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Acts. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No  ☒

As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2017 was approximately $1,788,617,441.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. February 23, 2018 - 27,505,766

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Portions of the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders are incorporated into Part III, Items 10-14 of this Form 10-K. The 2018 definitive proxy statement will be filed within 120 days of December 31, 2017.

INDEPENDENT BANK CORP.
2017 ANNUAL REPORT ON FORM 10-K

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under the “Risk Factors” section of this Annual Report on Form 10-K include, but are not limited to:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;

•	adverse changes or volatility in the local real estate market;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio including those related to one or more large commercial relationships;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax expense, resulting from failure to comply with general tax laws, changes in tax laws, or failure to comply with requirements of the federal New Markets Tax Credit program;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	unexpected increased competition in the Company’s market area;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects caused by severe weather or other external events;

•	a deterioration in the conditions of the securities markets;

•	a deterioration of the credit rating for U.S. long-term sovereign debt;

•	the inability to adapt to changes in information technology, including changes to industry accepted delivery models driven by a migration to the internet as a means of service delivery;

•	electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;

•	adverse changes in consumer spending and savings habits;

•	the inability to realize expected synergies from merger transactions in the amounts or in the timeframe anticipated;

•	the inability to retain customers and employees, including those acquired in previous acquisitions;

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

PART I

ITEM 1. BUSINESS

General
Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. Rockland is a community-oriented commercial bank, and the community banking business is the Company’s only reportable operating segment. The community banking business is managed as a single strategic unit and derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings, and time deposits, and investment management. At December 31, 2017, the Company had total assets of $8.1 billion, total deposits of $6.7 billion, stockholders’ equity of $943.8 million, and 1,108 full-time equivalent employees.
On May 12, 2017, the Company completed its acquisition of Island Bancorp, Inc., the parent of The Edgartown National Bank ("Island Bancorp"), adding four full service bank branches. The acquisition included $155.6 million in loans and $159.6 million in deposits, at fair value. Total consideration of $28.3 million was comprised of 20% cash and 80% stock consideration. The cash consideration was $4.8 million in the aggregate, inclusive of cash paid in lieu of fractional shares. The total stock consideration was $23.5 million resulting in an increase to the Company's outstanding shares of 369,286 shares.
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
As of December 31, 2017, the Bank had the following corporate subsidiaries, all of which were wholly owned by the Bank and included in the Company’s consolidated financial statements:

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
The Bank’s market area is attractive and entry into the market by financial institutions previously not competing in the market area may continue to occur which could impact the Bank’s growth or profitability. The Bank’s market area is generally comprised of Eastern Massachusetts, including Cape Cod and Martha's Vineyard, and Rhode Island.

Lending Activities
The Bank’s gross loan portfolio (loans before allowance for loan losses) amounted to $6.4 billion on December 31, 2017, or 78.6% of total assets. The Bank classifies loans as commercial, consumer real estate, or other consumer. Commercial loans consist of commercial and industrial loans, asset-based loans, commercial real estate, commercial construction, and small business loans. Commercial and industrial loans generally consist of loans to customers with credit needs in excess of $250,000 and revenue in excess of $2.5 million, and are made for working capital and other business-related purposes and floor plan financing. Asset-based loans consist primarily of revolving lines of credit but also include term loans. Asset-based revolving lines of credit are typically structured as committed lines with terms of three to five years, have variable rates of interest, and are collateralized by accounts receivable and inventory. Asset-based term loans are typically secured by owner occupied commercial real estate and machinery and equipment. Commercial real estate loans are comprised of commercial mortgages, including mortgages for construction purposes that are secured by nonresidential properties, multifamily properties, or one-to-four family rental properties. Small business loans, including real estate loans, generally consist of loans to businesses with commercial credit needs of less than or equal to $250,000 and revenues of less than $2.5 million. Consumer real estate consists of residential mortgages and home equity loans and lines of credit that are secured primarily by owner-occupied residences and mortgages for the construction of residential properties. Other consumer loans are mainly personal loans.
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
Origination and Sale of Loans    Commercial and industrial, asset-based, commercial real estate, and construction loan applications are obtained through existing customers, solicitation by Bank personnel, referrals from current or past customers, or walk-in customers. Small business loan applications are typically originated by the Bank’s retail staff, through a dedicated team of business officers, by referrals from other areas of the Bank, by referrals from current or past customers, or through walk-in customers. Consumer real estate loan applications primarily result from referrals by real estate brokers, homebuilders, advertising, direct mail, and existing or walk-in customers. Other consumer loan applications are directly obtained through existing or walk-in customers who have been made aware of the Bank’s consumer loan services through advertising, direct mail, and other media.
Loans are approved based upon a hierarchy of authority, predicated upon the size of the loan. Levels within the hierarchy of lending authorities range from individual lenders to the Executive Committee of the Board of Directors. In accordance with governing banking statutes, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $201.6 million, at December 31, 2017, which is the Bank’s legal lending limit. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $151.2 million, at December 31, 2017, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s self-imposed restrictive limit. The Bank’s largest relationship as of December 31, 2017 consisted of 51 loans with an aggregate of $86.4 million in exposure.
The Bank’s residential mortgage loans are originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Currently, the Bank sells the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. In the past, the Bank may have opted to sell loans and retain the servicing. In these instances, a mortgage servicing rights asset would have been recognized. As part of its asset/liability management strategy, the Bank may opt to retain certain adjustable rate and fixed rate residential real estate loan originations for its portfolio. During 2017, the Bank originated $375.9 million in residential real estate loans of which $144.5 million were retained in its portfolio.
Participation Loans From time to time, the Bank may purchase or sell participating interests in commercial loans to reposition its loan portfolio with the objectives of diversifying credit risk, growing earning assets and/or increasing liquidity. The Bank’s approach to underwriting and approving participation loans, both purchased and sold, is consistent with its underwriting and approval policies and procedures for non-participated loans originated by the Bank. For participation loans purchased by the Bank, prior to deciding to purchase a participating interest in the loan, the Bank completes its own credit analysis that is independent of the lead or agent bank’s analysis of the offering. For loans originated by the Bank where it sells participating interests, the Bank will generally retain the lead servicing position for the loan. As of December 31, 2017, the unamortized balance of participation loans purchased was $335.2 million, while the sold portion of the unamortized balance of participation loans originated and sold totaled $134.9 million.

Loan Portfolio    The following table shows the balance of the loans, the percentage of the gross loan portfolio, and the percentage of total interest income that the loans generated, by category, for the fiscal years indicated:

	As of	% of Total Loans	% of Total Interest Income Generated For the Years Ended December 31,
	December 31, 2017		2017	2016	2015
	(Dollars in thousands)
Commercial	$4,539,256	71.4%	67.0%	66.8%	66.5%
Consumer real estate	1,806,417	28.4%	24.0%	23.7%	24.0%
Other consumer	9,880	0.2%	0.3%	0.5%	0.7%
Total	$6,355,553	100.0%	91.3%	91.0%	91.2%
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
The following pie chart shows the diversification of the commercial and industrial portfolio as of December 31, 2017:

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average loan size	$228
Largest individual commercial and industrial loan outstanding	$19,860
Commercial and industrial nonperforming loans/commercial and industrial loans	3.61%
Commercial and industrial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial term loans have fixed rates of interest and are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principal owners of the borrower for its commercial loans. At December 31, 2017, there were $299.3 million of term loans in the commercial and industrial loan portfolio.

Collateral for commercial and industrial revolving lines of credit, including asset based lines, may consist of accounts receivable, inventory, or both, as well as other business assets. Commercial revolving lines of credit and asset based lines generally are reviewed on an annual basis and usually require either a borrowing base formula or substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2017, there were $589.2 million of revolving lines of credit in the commercial and industrial loan portfolio.
Also included in the commercial and industrial portfolio are automobile and, to a lesser extent, boat, recreational vehicle, and other vehicle floor plan financing. Floor plan loans are secured by the automobiles, boats, or other vehicles, which constitute the dealer’s inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer’s inventory for an extended period, the Bank requires the dealer to pay-down the outstanding balance associated with such unit. Contractors hired by the Bank make unannounced periodic inspections of each dealer to review the condition of the underlying collateral and ensure that each unit that the Company has financed is accounted for. At December 31, 2017, there were $79.9 million in floor plan loans, all of which have variable rates of interest.
Small business lending caters to all of the banking needs of businesses with commercial credit requirements and revenues typically less than or equal to $250,000 and $2.5 million, respectively, and uses partially automated loan underwriting capabilities. Additionally, the Company makes use of the Bank’s authority as a preferred lender with the U.S. Small Business Administration (“SBA”). At December 31, 2017, there were $31.0 million of SBA guaranteed loans in the commercial and industrial and commercial real estate loan categories, and $12.5 million of SBA guaranteed loans in the small business loan category.
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
The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2017:

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$863
Largest individual commercial real estate mortgage outstanding	$27,341
Commercial real estate nonperforming loans/commercial real estate loans	0.09%
Owner occupied commercial real estate loans/commercial real estate loans	15.4%

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
Also included in the commercial real estate portfolio are industrial developmental bonds. The Bank owns certain bonds issued by various state agencies, municipalities and nonprofit organizations that it categorizes as loans. This categorization is made on the basis that another entity (i.e. the Bank’s customer), not the issuing agency, is responsible for the payment to the Bank of the principal and interest on the debt. Furthermore, credit underwriting is based solely on the credit of the customer (and guarantors, if any), the banking relationship is with the customer and not the agency, there is no active secondary market for the bonds, and the bonds are not available for sale, but are intended to be held by the Bank until maturity. Therefore, the Bank believes that such bonds are more appropriately characterized as loans, rather than securities. At December 31, 2017, the balance of industrial development bonds was $81.7 million.
Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing properties. Nonpermanent construction loans generally have terms of at least six months, but not more than two years. They usually do not provide for amortization of the loan balance during the construction term. The majority of the Bank’s commercial construction loans have floating rates of interest. At December 31, 2017, the commercial construction portfolio amounted to $401.8 million.
Construction loans are generally considered to present a higher degree of risk than permanent real estate loans and may be affected by a variety of factors, such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. Other construction-related risks may include market risk, that is, the risk that “for-sale” or “for-lease” units may not be absorbed by the market within a developer’s anticipated time-frame or at a developer’s anticipated price. When the Company enters into a loan agreement with a borrower on a construction loan, an interest reserve may be included in the amount of the loan commitment to the borrower and it allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan. The interest may be capitalized and added to the loan balance. Management actively tracks and monitors these accounts. At December 31, 2017 the amount of interest reserves relating to construction loans was approximately $2.9 million.
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
Home equity loans and lines may be made as fixed rate term loans or under variable rate revolving lines of credit secured by a first or second mortgage on the borrower’s residence or second home. At December 31, 2017, 58.3% of the home equity portfolio was in first lien position and 41.7% of the portfolio was in a subordinate position. At December 31, 2017, $389.0 million, or 37.0%, of the home equity portfolio were term loans and $663.0 million, or 63.0%, of the home equity portfolio was comprised of revolving lines of credit. The Bank will typically originate home equity loans and lines in an amount up to 80% of the appraised value or on-line valuation, reduced for any loans outstanding that are secured by such collateral. Home equity loans and lines are underwritten in accordance with the Bank’s loan policy, which includes a combination of credit history, loan-to-value (“LTV”) ratio, employment history and debt-to-income ratio.

The Bank periodically supplements performance data with current Fair Isaac Corporation (“FICO”) and LTV estimates. Current FICO data is purchased and typically appended to all consumer loans on a quarterly basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios. Use of re-score and re-value data enables the Bank to better understand the current credit risk associated with these loans, but is not the only factor relied upon in determining a borrower’s creditworthiness. See Note 4, “Loans, Allowance for Loan Losses and Credit Quality” within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information regarding FICO and LTV estimates.
Other Consumer Loans    Consumer loans primarily consist of installment loans and overdraft protection.

Investment Activities
The Bank’s securities portfolio primarily consists of U.S. Government agency securities, agency mortgage-backed securities, agency collateralized mortgage obligations, small business administration pooled securities and equity securities, comprised primarily of investments in mutual funds. Also included in the Company's security portfolio are trading securities related to certain employee benefit programs. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. Government Agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than noninsured or nonguaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy ("Investment Policy") approved by the Board of Directors. Two members of the Asset-Liability Committee of the Bank ("ALCO"), one of whom must be the Chief Executive Officer or the Chief Financial Officer, must approve purchases or sales, between meetings. These purchases are subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s ALCO, or its appointee, is required to evaluate any purchase from the standpoint of overall diversification of the portfolio. At December 31, 2017, the Company's securities totaled $946.5 million, and generated interest and dividends of 8.1%, 8.5%, and 8.6% of total interest income for the fiscal years ended December 31, 2017, 2016, and 2015, respectively. The Company reviews its security portfolio for impairment and to evaluate collection of principal and interest. If any securities are deferring interest payments, as they may be contractually entitled to do, the Company would place these securities on nonaccrual status and reverse any accrued but uncollected interest.

Sources of Funds
Deposits    At December 31, 2017, total deposits were $6.7 billion. Deposits obtained through the Bank’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from consumers, businesses, and municipalities. The Bank offers a range of demand deposits, interest checking, money market accounts, savings accounts, and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, its electronic banking options, and its interest rates, that are generally competitive with those of competing financial institutions. Additionally, the Bank has a municipal banking department that focuses on providing core depository services to local municipalities. As of December 31, 2017, municipal deposits totaled $530.6 million. Occasionally when rates and terms are favorable, and in keeping with the Bank’s interest rate risk and liquidity strategy, the Bank will supplement its customer deposit base with brokered deposits. As of December 31, 2017, brokered deposits totaled $54.5 million. Included in this amount are balances associated with the Bank's participation in the Promontory Interfinancial Network, which allows the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation (“FDIC”) insurance protection on Certificate of Deposit and money market investments for consumers, businesses and public entities. As of December 31, 2017, deposits within the Promontory Interfinancial Network totaled $48.5 million, or 89.0% of total brokered deposits.
Rockland Trust’s eighty-six branch locations are supplemented by the Bank’s internet and mobile banking services as well as automated teller machine (“ATM”) cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and thirteen additional remote ATM locations. The ATM cards and debit cards also allow customers access to a variety of national and international ATM networks. The Bank's mobile banking services give customers the ability to use a variety of mobile devices to check balances, track account activity, pay bills, search transactions, and set up alerts for text or e-mail messages for changes in their account. Customers can also transfer funds between Rockland Trust accounts, deposit checks into their account, and identify the nearest branch or ATM directly from their mobile device.
Borrowings    As of December 31, 2017, total borrowings were $323.7 million. Borrowings consist of short-term and long-term obligations and may consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, securities sold under repurchase agreements, and junior subordinated debentures.

Rockland is a member of the FHLB of Boston. The primary reason for FHLB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage liquidity and interest rate risk. As a member of the FHLB of Boston, the Bank is required to purchase stock in the FHLB. Accordingly, the Company had invested $11.6 million in FHLB stock and had $53.3 million outstanding in FHLB borrowings with maturities ranging from less than 3 months to 20 years at December 31, 2017. In addition, the Bank had $954.8 million of borrowing capacity remaining with the FHLB at December 31, 2017, inclusive of a $5.0 million line of credit.
The Company also has access to other forms of borrowing, such as securities repurchase agreements. In a security repurchase agreement transaction, the Bank will generally sell a security, agreeing to repurchase either the same or a substantially identical security on a specified later date, at a price greater than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement, the Bank is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this risk, the Bank either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Bank’s safekeeping agents. At December 31, 2017, the Bank had no repurchase agreements with investment brokerage firms and $162.7 million with customers.
Also included in borrowings at December 31, 2017 were $73.1 million of junior subordinated debentures, which are inclusive of unamortized fair value marks associated with previous acquisitions and net of unamortized issuance costs. Total borrowings also includes $34.7 million of subordinated debt, net of unamortized issuance costs. These instruments provide long-term funding as well as regulatory capital benefits. See Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.

Investment Management
The Rockland Trust Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions throughout Eastern Massachusetts, including Cape Cod, Martha's Vineyard and Rhode Island.
Accounts maintained by the Rockland Trust Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2017, the Investment Management Group generated gross fee revenues of $21.6 million. Total assets under administration as of December 31, 2017 were $3.5 billion, of which $3.3 billion was related to managed accounts. Included in these amounts as of December 31, 2017 are assets under administration of $303.7 million, relating to the Company's registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to both institutional and high net worth clients.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.
The Bank has an agreement with LPL Financial (“LPL”) and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients. For the year ended December 31, 2017, the retail investments and insurance group generated gross fee revenues of $2.2 million.

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
Under the BHCA, the Federal Reserve is authorized to approve the ownership by the Company of shares in any company, the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve has, by regulation, determined that some activities are closely related to banking within the meaning of the BHCA. These activities include, but are not limited to, operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing data processing operations; providing some securities brokerage services; acting as an investment or financial adviser; acting as an insurance agent for types of credit-related insurance; engaging in insurance underwriting under limited circumstances; leasing personal property on a full-payout, nonoperating basis; providing tax planning and preparation services; operating a collection agency and a credit bureau; and providing consumer financial counseling and courier services. The Federal Reserve also has determined that other activities, including real estate brokerage and syndication, land development, property management and, except under limited circumstances, underwriting of life insurance not related to credit transactions, are not closely related to banking and are not a proper incident thereto.
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
• 6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.
• 8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.
• 4.0% Tier 1 leverage capital ratio.

When fully phased in on January 1, 2019, the Rules will also require the Company and the Bank to maintain a “capital conservation buffer” in an amount greater than 2.5%, composed entirely of CET1, on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that meet the minimum capital requirements of 4.5%, 6.0% and 8.0% for CET1, Tier 1 and Total capital, respectively, but fall below the capital conservation buffer, will face constraints on capital distributions and discretionary bonus payments to executive officers based on the amount of the shortfall. The capital conservation buffer effectively increases the minimum CET1 capital ratio to 7.0%, the minimum Tier 1 risk-based capital ratio to 8.5%, and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers. The implementation of the capital conservation buffer began on January 1, 2016 at an amount of 0.625% and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. As of January 1, 2018, the Company and the Bank were required to maintain a capital conservation buffer of 1.875%.

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

The deductions and other adjustments to CET1 have been phased in incrementally between January 1, 2015 and January 1, 2018. In November 2017 banking regulations provided that the phase in of certain of these adjustments for non-advanced approaches organizations such as the Bank was frozen.

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

The Bank is currently assessed a deposit insurance charge from the FDIC based upon the Bank's overall assessment base multiplied by an assessment rate, determined from five established risk categories. The Bank's assessment base is defined as average consolidated total assets minus average tangible equity, adjusted for the impact of the risk category factors. In June 2016, the Deposit Insurance Fund reserve ratio reached a level that triggered changes to the assessment rate, effective July 1, 2016. As a result of these changes the Company's assessment rate decreased, resulting in overall reduced levels of expense. During 2017, the Company expensed $3.1 million related to this assessment.
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
The final rules also implement the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43 percent debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting and eligibility guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43 percent debt-to-income limit.
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
In 2017 several bills were proposed in Congress which would modify or repeal certain provisions of the Dodd-Frank Act. It is uncertain at this time whether these bills will be approved by Congress. To the extent the Dodd-Frank Act remains in place or is not materially amended by the new administration, it is likely to continue to increase the Company's cost of doing business, limit the Bank's permissible activities, and affect the competitive balance within the industry and market areas.

Incentive Compensation The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, with at least $1 billion in total assets such as the Company and the Bank, that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, and proposed revised regulations in May 2016 but the revised regulations have not been finalized. If the revised regulations are adopted in the form proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives and employees.

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

Volcker Rule On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act. The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. The Company has no investments that met the definition of Covered Funds under the foregoing rules. Congress is currently considering modifying certain aspects of the Volcker Rule.

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
Employees    As of December 31, 2017, the Bank had 1,108 full time equivalent employees. None of the Company’s employees are represented by a labor union and management considers its relationship with employees to be good.

Statistical Disclosure by Bank Holding Companies
The statistical disclosure relating to Independent Bank Corp. required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," is included in the section of Independent Bank Corp.'s 2017 SEC Form 10-K captioned, Selected Financial Data in Item 6 hereof , Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof, if applicable.

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

ITEM 1A. RISK FACTORS
Changes in interest rates and other factors could adversely impact the Company’s financial condition and results of operations.    The Company’s ability to make a profit, like that of most financial institutions, substantially depends upon its net interest income, which is the difference between the interest income earned on interest earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. However, certain assets and liabilities may react differently to changes in market interest rates. Further, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag behind. Additionally, some assets such as adjustable-rate mortgages have features, such as rate caps and floors, which restrict changes in applicable interest rates. The Federal Reserve Bank acted to increase interest rates three times in 2017 and may act to implement additional rate increases in the coming year.
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
Potential sovereign debt defaults may severely impact global and domestic economies and may lead to significantly tighter liquidity and impact the availability of credit. Economic growth may slow down and the national or global economy may experience additional downturns, including recessionary periods. Market disruption, including potential disruption resulting from Great Britain's decision to exit the European Union, government and central bank policy actions designed to counteract the effects of recession, changes in investor expectations regarding compensation for market risk, credit risk and liquidity risk and changing economic data could impact both the volatility and magnitude of the directional movements of interest rates. Although the Company pursues an asset/liability management strategy designed to manage its risk arising from changes in interest rates, the Company's strategy may not be fully effective, or may be effective in part, and changes in market interest rates can have a material adverse effect on the Company’s profitability.
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
A significant amount of the Company’s loans are concentrated in the Bank’s geographic footprint and adverse conditions in this geographic footprint could negatively impact its results of operations.    Substantially all of the loans the Company originates are secured by properties located in, or are made to businesses which operate in, Massachusetts and, to a lesser extent, Rhode Island. Because of the current concentration of the Company’s loan origination activities in its geographic footprint, in the event of adverse economic conditions impacting the region (including, but not limited to, increased unemployment, downward pressure on the value of residential or commercial real estate, or political or business developments that may affect the ability of property owners and businesses to make payments of principal and interest on the underlying loans in the Bank’s geographic footprint), the Company would likely experience higher rates of loss and delinquency on its loans than if its loan portfolio were more geographically diversified, which could have an adverse effect on its results of operations or financial condition.
A significant portion of the Company’s loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect the Company’s asset quality and the profitability of loans secured by real property and increase the number of defaults and the level of losses within the Company’s loan portfolio. The real estate collateral securing our loans provides an alternate source of repayment in the event of default by the borrower. Should real estate values deteriorate during the time the credit is extended, the Company is potentially exposed to greater losses. A downturn in the real estate market in the Company’s primary market areas could result in an increase in the number of borrowers who default on loans and a reduction in the value of the collateral securing loans, which in turn could have an adverse effect on the Company’s profitability and asset quality. Further if the Company is required to liquidate collateral securing a loan to satisfy the related debt during a period of reduced real estate values, the Company may experience higher loan losses than expected and its earnings and shareholders’ equity could be adversely affected. Any declines in real estate prices in the Company’s primary markets may also result in increases in delinquencies and losses in its loan portfolios. Unanticipated decreases in real estate prices coupled with a prolonged economic recovery and elevated levels of unemployment could drive loan losses beyond the level provided for in the Company’s allowance for loan losses. If this occurs, the Company’s earnings could be adversely affected.
The Company operates in a highly regulated environment and may be adversely impacted by changes in law, regulations, and accounting policies.    The Company is subject to extensive regulation, supervision and examination. See “Regulation” in Item 1 hereof, Business. Any change in the laws or regulations or failure by the Company to comply with applicable law and regulation, or a change in regulators’ supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board, other state or federal regulators, the United States Congress, or the Massachusetts legislature could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows. Changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters, could also impact the Company’s financial results.
The impact of changes to the Internal Revenue Code or federal, state or local taxes may adversely affect the Company’s financial results or business.  The Company is subject to changes in tax law that could impact the Company's effective tax rate.  Tax law changes may or may not be retroactive to previous periods and could negatively affect the current and future financial performance of the Company.  The full impact of the Tax Cuts and Jobs Act (the "Tax Act") which was enacted in 2017 will be subject to interpretations and assumptions made by the Company, further guidance or regulations that may be promulgated, and other actions that the Company may take as a result of the Tax Act.  Although the Company anticipates a significant decrease in its Federal income tax expense, there is no assurance that the Company will realize the benefits of the Tax Act in the amount that is currently anticipated or at all. The Company's customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act and those effects, whether positive or negative, may have a corresponding impact on the Company's business and the economy as a whole.  Some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. In addition, certain limitations on the federal income tax deductibility of business interest expense for certain customers could effectively increase the cost of borrowing and make equity or hybrid funding relatively more attractive, which could have a long-term negative impact on our lending volume.
Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect the Company’s business, financial condition, and results of operations.   In July of 2017, the United Kingdom’s Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., stated that it will plan for a phase out of regulatory oversight of LIBOR interest rate indices.  The FCA has indicated that they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate(s).  Other financial services regulators and industry groups, including the International Swaps and Derivatives Association (ISDA), are evaluating the possible phase-out of LIBOR and the development of alternate interest rate indices or reference rate(s).  Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to the Company, or impact overall financial condition or results of operations.
Change in regulatory capital requirements may have an adverse impact on the Company's future financial results. In 2013, the FDIC, the OCC and the Federal Reserve Board approved new rules that substantially amended the regulatory risk-based capital rules applicable to the Company and the Bank. The final rule implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules went into effect on January 1, 2015, although certain portions of the rule, including the capital conservation buffer, are being phased in over a period of several years. The application of more stringent capital requirements, including the phase in of the capital conservation buffer could, among other things, lower returns on equity, require the raising of additional capital, or impact the ability to deploy capital (including, without limitation, to pay dividends or to repurchase shares of the Company's common stock).
The Company has strong competition within its market area which may constrain the Company’s ability to grow and achieve profitability.    The Company faces significant competition both in attracting deposits and in the origination of loans. See “Market Area and Competition” in Item 1 hereof, Business. Mergers and acquisitions of financial institutions within the Company’s market area may occur which could add more competitive pressure as the Company would be competing with the resultant larger financial institutions with greater financial resources on a combined basis. Additionally, the Company's market share and income may be adversely affected by its inability to successfully compete against larger and more diverse financial service providers. If the Company is unable to compete effectively, it may lose market share or fail to maintain its market share, and income generated from loans, deposits, and other financial products may decline.

The success of the Company is dependent on the Company's ability to attract, hire and retain certain key personnel.    The Company’s business is complex and specialized and performance is largely dependent on the knowledge, talents and efforts of highly skilled individuals. The Company relies on key personnel to manage and operate its business, including major revenue producing functions, such as loan and deposit generation. The loss of key personnel could adversely affect the Company’s ability to maintain and manage these functions effectively, which could negatively affect the Company’s net income. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could adversely impact the Company’s net income. The Company’s continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate its existing key employees.
Part of the Company’s business strategy is growth through acquisitions and the failure to execute effectively on acquisitions could have an impact on its earnings and results of operations.    While focusing on organic growth, the Company's strategy also includes, in part, growth through acquisitions. The Company may not be able to identify suitable acquisition candidates, or complete acquisitions. Further, the success of any acquisition depends on the ability to effectively integrate the acquired business, including integrating operations and achieving synergies and cost efficiencies. Acquisitions can be disruptive as they result in diversion of management's attention from other business activities and can consume significant executive and employee resources as the Company integrates the target's operations and functional business into its operations and business. The Company may experience complications or delays while integrating. In addition, once integrated, acquired businesses may not achieve levels of expected profitability or profitability comparable to those achieved by the Company’s existing operations, or otherwise may not perform as expected. Further acquisitions involve numerous risks, including lower than expected performance or higher than expected costs, potential dilution of stockholder value, changes in relationships with customers, and the potential loss of key employees. In addition, the Company may not be successful in mitigating deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and the Company may not be able to acquire other institutions on acceptable terms. The ability to grow may be limited if the Company is unable to successfully make acquisitions in the future.
The Company’s securities portfolio performance in difficult market conditions could have adverse effects on the Company’s results of operations.    Under U.S. Generally Accepted Accounting Principles ("GAAP"), the Company is required to review its investment portfolio periodically for the presence of other-than-temporary impairment of its securities, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of amortized cost, as well as other factors. Adverse developments with respect to one or more of these factors could require the Company to deem particular securities to be other-than-temporarily impaired, with the credit related portion of the reduction in the value required to be recognized as a charge to the Company’s earnings. Market volatility can make it extremely challenging to accurately value certain securities the Company holds. Subsequent periodic valuations of securities, taking into consideration then prevailing factors, may result in changes to valuations. Significant negative changes to valuations could result in impairments in the value of the Company’s securities portfolio, which could have an adverse effect on the Company’s results of operations or financial conditions.
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
Deterioration in the performance or financial position of the Federal Home Loan Bank (“FHLB”) of Boston might restrict the FHLB of Boston’s ability to meet the funding needs of its members, cause a suspension of its dividend, and cause its stock to be determined to be impaired.    Significant components of the Bank’s liquidity needs are met through its access to funding pursuant to its membership in the FHLB of Boston. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLB is to obtain funding. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. Any deterioration in the FHLB’s performance or financial condition may affect the Company’s ability to access funding and/or require the Company to deem the required investment in FHLB stock to be impaired. If the Company is not able to access funding, it may not be able to meet its liquidity needs, which could have an adverse effect on the results of operations or financial condition. Similarly, if the Company deems all or part of its investment in FHLB stock impaired, such action could have a material adverse effect on the results of operations or financial condition.

Reductions in the value of the Company’s deferred tax assets could adversely affect the Company's results of operations.    A deferred tax asset is created by the tax effect of the differences between an asset’s book value and its tax basis. The Company assesses the deferred tax assets periodically to determine the likelihood of the Company’s ability to realize the benefits. These assessments consider the performance of the associated business and its ability to generate future taxable income. If the information available to the Company at the time of assessment indicates there is a greater than 50% chance that the Company will not realize the deferred tax asset benefit, the Company is required to establish a valuation allowance for the deferred tax asset and reduce its future deferred tax assets to the amount the Company believes could be realized. Recording such a valuation allowance could have a material adverse effect on the results of operations or financial condition. Additionally the deferred tax assets are determined using effective tax rates expected to apply to the Company's taxable income in the years in which the temporary differences are expected to be recovered or settled. Accordingly, a change in statutory tax rates may result in a decrease/increase to the Company’s deferred tax assets. A decrease in the Company's deferred tax assets could have a material adverse effect on the Company's results of operations or financial condition.
Evolving information technologies, the need to mitigate against and react to cyber-security risks, and electronic fraud risks require significant resources, and notwithstanding our investment in resources, we remain subject to cyber security risks and electronic fraud.    The Company needs to invest in information technology to keep pace with technology changes, and while the Company invests amounts it believes will be adequate, it may fail to invest adequate amounts to meet operation needs. The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector due to cyber attacks (crime committed through or involving the internet, such as phishing, hacking, denial of service attacks, stealing information, unauthorized intrusions into internal systems or the systems of the Company's third party vendors could adversely impact the Company’s operations or damage its reputation. The Company's information technology infrastructure and systems may be vulnerable to cyber terrorism, computer viruses, system failures and other intentional or unintentional interference, fraud and other unauthorized attempts to access or interfere with the systems. A breach of these security controls and the occurrence of one or more of these incidents could have a material adverse effect on the Company's reputation, business, financial condition or results of operations. Further, any such occurrences could result in regulatory actions (including fines), litigation, unexpected costs and expenses, third-party damages or other loss or liabilities, any of which could have a material adverse effect on the results of operations or financial condition.
The Company may not be able to detect money laundering and other illegal or improper activities fully or on a timely basis, which could expose it to additional liability and could have a material adverse effect on the Company. The Company is required to comply with anti-money laundering, anti-terrorism and other laws and regulations in the United States. These laws and regulations require the Company, among other things, to adopt and enforce “know-your-customer” policies and procedures and to report suspicious and large transactions to applicable regulatory authorities. These laws and regulations have become increasingly complex and detailed, require improved systems and sophisticated monitoring and compliance personnel and have become the subject of enhanced government supervision.
While the Company has adopted policies and procedures aimed at detecting and preventing the use of its banking network for money laundering and related activities, those policies and procedures may not completely eliminate instances in which the Company may be used by customers to engage in money laundering and other illegal or improper activities. To the extent the Company fails to fully comply with applicable laws and regulations, banking agencies have the authority to impose fines and other penalties on the Company. In addition, the Company’s business and reputation could suffer if customers use its banking network for money laundering or illegal or improper purposes.
The Company’s business depends on maintaining the trust and confidence of customers and other market participants, and the Company's reputation is critical to its business.    The Company’s ability to originate and maintain accounts and business is highly dependent upon the perceptions of borrowers and deposit holders and other external perceptions of the Company’s business practices and financial health. The Company’s reputation is vulnerable to threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, actual or alleged incidents of employee misconduct and rumors, among other things, can substantially damage the Company’s reputation, even if the inquiries, allegations, or rumors are baseless or satisfactorily addressed. Adverse perceptions regarding the Company’s reputation in the consumer, commercial and funding markets could result in difficulties in generating and maintaining accounts and business, as well as in financing accounts and the Company's business. Further, adverse perceptions can result in decreases in the levels of deposits that customers and potential customers choose to maintain with the Company, any of which could have a material adverse effect on the Company’s results of operations or financial condition.
Claims and litigation could result in losses and damage to the Company’s reputation. From time to time as part of the Company’s normal course of business, customers, bankruptcy trustees, former customers, contractual counterparties, third parties and former employees make claims and take legal action against the Company based on its actions or inactions. If such claims and legal actions are not resolved in a manner favorable to the Company, they may result in financial liability and/or adversely affect the market perception of the Company and its products and services. This may also impact customer demand for the Company’s products and services. Any financial liability could have a material adverse effect on the Company’s financial condition and results of operations. Any reputation damage could have a material adverse effect on the Company’s business. See the "Other Contingencies" section under Note 18 "Commitments and Contingencies" to the consolidated financial statements for additional information and significant pending lawsuits, if applicable.
If the Company’s risk management framework does not effectively identify or mitigate the Company’s risks, the Company could suffer unexpected losses and the results of operations and financial condition could be materially adversely affected.    The Company’s risk management framework seeks to mitigate risk and appropriately balance risk and return. The Company has established processes and procedures intended to identify, measure, monitor and report the types of risk to which it's subject, including credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk and liquidity risk. The Company seeks to monitor and control its risk exposure through a framework of policies, procedures and reporting requirements. Management of the Company’s risks in some cases depends upon the use of analytical and/or forecasting models, which in turn rely on assumptions and estimates. If the models used to mitigate these risks are inadequate, or the assumption or estimates are inaccurate or otherwise flawed, the Company may fail to adequately protect against risks and may incur losses. In addition, there may be risks that exist, or that develop in the future, that the Company has not appropriately anticipated, identified or mitigated, which could lead to unexpected losses and the Company's results of operations or financial condition could be materially adversely affected.
Some of the Company's accounting policies require the use of estimates and assumptions that affect the value of its assets and liabilities and results of operations and if actual events differ from the Company's estimates and assumptions the results of operations and financial condition could be materially adversely affected. Certain accounting policies require the use of estimates and assumptions that may affect the value of the Company’s assets and liabilities and results of operations. The Company identified the accounting policies regarding the allowance for loan losses, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because these policies require management to make difficult, subjective and complex judgments, estimates and assumptions about matters that are inherently uncertain. Under each of these policies, it is possible that materially different values and results of operations would be reported under different conditions, different judgments, or different estimates or assumptions. Further, as new information becomes available, the Company may make a determination to refine or change its judgments, estimates and assumptions, any of which could materially adversely affect the value of the assets and liabilities or the results of operations.
From time to time, the FASB and the SEC change applicable guidance governing the form and content of the Company’s financial statements. In addition, accounting standard setters and those who interpret U.S. GAAP, such as the FASB, SEC, and banking regulators, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue, and may accelerate, dependent upon the FASB and International Accounting Standards Boards commitment to achieving convergence between U.S. GAAP and International Financial Reporting Standards. Changes in U.S. GAAP and current interpretations are beyond the Company’s control, can be hard to predict and could materially impact how the Company reports its financial results and condition. In certain cases, the Company could be required to apply new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in the Company restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses which could materially adversely affect the Company’s results of operations.
The Company may be required to increase its allowance for credit losses as a result of changes to an accounting standard. In 2016, the FASB released a new standard for determining the amount of the allowance for credit losses. The new standard will be effective for the Company for reporting periods beginning January 1, 2020. The new credit loss model will be a significant change from the standard in place today, as it requires the allowance for credit losses to be calculated based on current expected credit losses (commonly referred to as the "CECL model") rather than losses inherent in the portfolio as of a point in time.  When adopted, the CECL model will likely increase the Company’s allowance for credit losses, which could materially affect its financial condition and future results of operations. The extent of the increase and its impact to the Company’s financial condition is under evaluation, but will ultimately depend upon the nature and characteristics of the Company's portfolio at the adoption date, and the macroeconomic conditions and forecasts at that date; therefore, the potential financial impact is currently unknown.
The Company may be unable to adequately manage its liquidity risk, which could affect its ability to meet its obligations as they become due, capitalize on growth opportunities, or pay dividends on its common stock. Liquidity risk refers to managing the Company's liquidity so that it can meet its obligations as the obligations become due, opportunistically capitalize on potential growth opportunities as they arise, or pay dividends on its common stock. The Company's liquidity arises from its ability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is also required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures. The Company's liquidity is derived primarily from funding obtained from the FHLB of Boston; retail deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities the Company issues; sale, maturity and prepayment of investment securities the Company holds; net cash provided from operations; and access to other funding sources. Any substantial, unexpected or prolonged changes in the level or cost of liquidity could have a material adverse effect on the Company's business.
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
Changes in debt and equity markets or economic downturns could affect the level of assets under management and the demand for other fee-based services. Economic downturns could affect the volume of income earned from and demand for fee-based services. Revenues from the investment management business depend in large part on the level of assets under management and administration. Market volatility that results in customers liquidating investments, as well as lower asset values, can reduce the level of assets under management and administration and decrease the Company's investment management and administration revenues which could materially adversely affect our results of operations.
The Company relies on its systems, employees and certain service providers, and if the Company experiences a system failure or if the Company's security measures are compromised or inadequate, the operations could be disrupted or the customer data could be improperly divulged. The Company faces the risk that the design of its controls and procedures, including those designed to mitigate the risk of fraud by employees or outside third parties, may be inadequate or be circumvented, thereby causing delays or failures in detection of errors or inaccuracies in data and information. The Company regularly reviews and updates the Company's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also be subject to disruptions of the systems arising or originating from third party services providers or from events that are wholly or partially beyond the Company's control (including, for example, electrical, internet or telecommunications outages), which may adversely impact our ability to provide service to customers and result in loss, cost and expense or liability. Additionally, the Company's risk exposure to security matters may increase in the future if the Company increases in size and prominence in the financial services industry, as the Company expands internet based and mobile banking tools and products and services, and as a consequence of the risk inherent in system and customer account conversions associated with the integration of acquisition targets. The Company is further exposed to the risk that external service providers may be unable to fulfill their contractual obligations on matters of internet security and adequacy of services. (The Company's third party service providers are subject to many if not all of the same risks, including internet vulnerability and fraud operational errors by their respective employees.) While the Company conducts due diligence on service providers and engage in other vendor management risk migration activities designed to mitigate service provider risk, no set of risk management protocols can provide full protection against all risks, and the Company's (or service providers) business continuity plans, risk management processes and procedures or security systems (including security against cybercrime) could be inadequate. While the Company maintains a control framework designed to monitor service provider risks, the failure of a service provider to perform in accordance with the contracted arrangements and, if applicable, under service level agreements could be disruptive to the Company's operations, which could have a material adverse impact on the Company's financial condition or results of operations.
The Company's ability to make opportunistic acquisitions is contingent on regulators granting any requisite approvals. Part of the Company's business strategy includes seeking to make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time. Any possible acquisition may be subject to regulatory approval, and there can be no assurance that the Company will be able to obtain any such approval in a timely manner or at all.

The Company’s effective income tax rate would be adversely affected if the Company's community development entity subsidiaries do not receive additional New Markets Tax Credit awards. As indicated in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company’s effective tax rate is determined by a number of factors, including the recognition of federal tax credits in connection with New Markets Tax Credit awards. In 2017, the Company recognized $4.0 million in federal tax credits through New Markets Tax Credit award deployment. Federal government agencies periodically determine New Markets Tax Credit award recipients through a nationwide application process that is highly competitive. While the Company’s community development entity subsidiaries have received four prior New Markets Tax Credit awards, it may not be successful in any current or future New Markets Tax Credit applications. The Company applied for but did not receive a New Markets Tax Credit award in 2017. Further, the New Markets Tax Credit Program is subject to periodic renewal by Congress and it is possible the proposed changes to the Internal Revenue code may reduce or eliminate the program altogether. If the Company does not obtain additional awards the Company's effective tax rate will increase substantially in the future, adversely affecting net income, as existing federal tax credits run off.
The Company may experience losses and expenses if security interests granted for loans are not enforceable. When the Bank makes loans it sometimes obtains liens, such as real estate mortgages or other asset pledges, to provide the Bank with a security interest in collateral. If there is a loan default the Bank may seek to foreclose upon collateral and enforce the security interests to obtain repayment and eliminate or mitigate the Company's loss. Drafting errors, recording errors, other defects or imperfections in the security interests granted to the Bank and/or changes in law may render liens granted to the Bank unenforceable. The Company may incur losses or expenses if security interests granted to the Bank are not enforceable.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
At December 31, 2017, the Bank conducted its business from its main office located at 288 Union Street, Rockland, Massachusetts, eighty-three banking offices, and two limited service branches located within Barnstable, Bristol, Dukes, Middlesex, Norfolk, Plymouth, Suffolk and Worcester counties in Eastern Massachusetts. In addition to its main office, the Bank leased fifty-three of its branches and owned the remaining thirty-two branches. Also, the Bank had thirteen remote ATM locations, twelve of which were leased and one was owned.
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

ITEM 3.    LEGAL PROCEEDINGS
At December 31, 2017, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5. MARKET FOR INDEPENDENT BANK CORP.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a.) Independent Bank Corp.’s common stock trades on the NASDAQ Global Select Market under the symbol INDB. The Company declared cash dividends of $1.28 and $1.16 per share in 2017 and in 2016, respectively. The ratio of dividends paid to earnings in 2017 and 2016 was 39.04% and 38.76%, respectively.
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
The following schedule summarizes the closing price range of common stock and the cash dividends paid for the fiscal years 2017 and 2016:

	2017
	High	Low	Dividend
4th Quarter	$76.15	$67.90	$0.32
3rd Quarter	74.65	66.15	0.32
2nd Quarter	67.35	60.45	0.32
1st Quarter	71.45	60.35	0.32

	2016
	High	Low	Dividend
4th Quarter	$70.95	$52.21	$0.29
3rd Quarter	54.09	44.26	0.29
2nd Quarter	49.81	42.60	0.29
1st Quarter	47.66	41.35	0.29
As of December 31, 2017, there were 27,450,190 shares of common stock outstanding which were held by approximately 2,703 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s stock on December 31, 2017 was $69.85.
The information required by S-K Item 201(d) is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters hereof.
Comparative Stock Performance Graph
The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2012 to December 31, 2017 to the cumulative total return of the NASDAQ Composite Index (U.S. Companies) and the SNL Bank NASDAQ Index. The lines in the graph and the numbers in the table below represent yearly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the yearly interval, based on the last day of a fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2012 (which assumes that $100.00 was invested in each of the series on December 31, 2012).
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

The following chart depicts the total return performance of the Company:

Source: SNL Financial LC, Charlottesville, VA

(b.) Not applicable

(c.) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2017:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
October 1 to October 31, 2017	120	$74.10	—	—
November 1 to November 30, 2017	571	71.55	—	—
December 1 to December 31, 2017	120	69.44	—	—
Total	811		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants and related tax withholding.

(2)	The Company does not currently have a stock repurchase program or plan in place.

ITEM 6.    SELECTED FINANCIAL DATA
The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	As of or for the Years Ended December 31
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$447,498	$363,644	$367,249	$348,554	$356,862
Securities held to maturity	497,688	487,076	477,507	375,453	350,652
Loans	6,355,553	5,999,605	5,547,721	4,970,733	4,718,307
Allowance for loan losses	(60,643)	(61,566)	(55,825)	(55,100)	(53,239)
Goodwill and other intangibles	241,147	231,374	212,909	180,306	182,642
Total assets	8,082,029	7,709,375	7,209,469	6,364,318	6,098,869
Deposits	6,729,253	6,412,253	5,990,703	5,210,466	4,986,418
Borrowings	323,698	335,474	343,933	406,061	448,123
Stockholders’ equity	943,809	864,690	771,463	640,527	591,540
Nonperforming loans	49,638	57,407	27,690	27,512	34,659
Nonperforming assets	50,250	61,580	29,849	38,894	43,833
Operating data
Interest income	$277,194	$246,637	$235,545	$216,459	$205,914
Interest expense	18,334	18,793	20,617	20,417	23,336
Net interest income	258,860	227,844	214,928	196,042	182,578
Provision for loan losses	2,950	6,075	1,500	10,403	10,200
Noninterest income	82,994	82,428	75,888	69,943	68,009
Noninterest expenses	204,359	192,122	197,138	171,838	173,649
Net income	87,204	76,648	64,960	59,845	50,254
Per share data
Net income — basic	$3.19	$2.90	2.51	2.50	2.18
Net income — diluted	3.19	2.90	2.50	2.49	2.18
Cash dividends declared	1.28	1.16	1.04	0.96	0.88
Book value	34.38	32.02	29.40	26.69	24.85
Tangible book value (1)	25.60	23.45	21.29	19.18	17.18
Performance ratios
Return on average assets	1.11%	1.04%	0.93%	0.95%	0.87%
Return on average common equity	9.55%	9.43%	8.79%	9.66%	9.09%
Net interest margin (on a fully tax equivalent basis)	3.60%	3.40%	3.42%	3.45%	3.51%
Equity to assets	11.68%	11.22%	10.70%	10.06%	9.70%
Dividend payout ratio	39.04%	38.76%	40.29%	37.50%	30.09%
Asset quality ratios
Nonperforming loans as a percent of gross loans	0.78%	0.96%	0.50%	0.55%	0.73%
Nonperforming assets as a percent of total assets	0.62%	0.80%	0.41%	0.61%	0.72%
Allowance for loan losses as a percent of total loans	0.95%	1.03%	1.01%	1.11%	1.13%
Allowance for loan losses as a percent of nonperforming loans	122.17%	107.24%	201.61%	200.28%	153.61%
Capital ratios
Tier 1 leverage capital ratio	10.04%	9.77%	9.33%	8.84%	8.64%
Common equity tier 1 capital ratio	11.20%	10.82%	10.44%	n/a	n/a
Tier 1 risk-based capital ratio	12.31%	11.99%	11.71%	10.88%	10.88%
Total risk-based capital ratio	13.82%	13.60%	13.36%	13.15%	12.58%
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

Interest-Earning Assets

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect an overall increase in total loans over the past five years due to the results of that strategy, as well as the impact from recent acquisitions. Organic loan growth in 2017 was driven primarily by increases in the commercial real estate, commercial construction and home equity categories, partly offset by a decline in commercial and industrial related balances.

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

Funding and the Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth, supporting management's emphasis on core deposit growth to fund loans, as depicted by the following chart:

As of December 31, 2017, core deposits comprised 90.1% of total deposits. The continued emphasis on core deposits has resulted in a cost of deposits of 0.19% for the year ended 2017, which is an increase of one basis point when compared to the prior year.

The Company's net interest margin was 3.60% for the year ended December 31, 2017, a twenty basis point increase from the prior year, reflecting the Company's asset sensitive position, as shown by the following chart:

Noninterest Income

Management continues to focus on noninterest income growth, which is primarily comprised of deposit account fees, interchange and ATM fees, investment management fees and mortgage banking income. The following chart shows the components of noninterest income over the past five years:

Expense Control

Management seeks to take a balanced approach to noninterest expense control by monitoring the management of ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits, as well as expenses associated with buildings and equipment. The following chart depicts the Company's efficiency ratio on a GAAP basis (calculated by dividing noninterest expense by the sum of noninterest income and net interest income), as well as the Company's efficiency ratio on a non-GAAP operating basis, if applicable, (calculated by dividing noninterest expense, excluding certain noncore items, by the sum of noninterest income, excluding certain noncore items, and net interest income) over the past five years:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has also made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies help the Company operate in a more tax effective manner and sometimes also create a competitive advantage for Rockland Trust and its community development subsidiaries. During 2017, the Company’s effective tax rate was 35.19%. The effective tax rate reflected additional tax expense of $1.9 million and $466,000 associated with the Company’s revaluation of net deferred tax assets and Low Income Housing Tax Credit ("LIHTC") investments, respectively, as a result of the effects of the Tax Cuts and Jobs Act ("Tax Act"). Effective January 1, 2018, the provisions of the Tax Act also reduced the maximum federal corporate income tax rate from 35% to 21%, which will significantly reduce the Company's effective tax rate in 2018 and future years.

Capital

The Company's disciplined approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term earnings growth. Strong earnings growth has resulted in healthy capital growth. Book value per share increased 7.37% in 2017 and has increased 38.4% over the past four years. In addition, tangible book value per share increased 9.17% in 2017 compared to the prior year and has increased 49.0% over the past four years. Stockholders' equity as a percentage of total assets was 11.68% at December 31, 2017, compared to 11.22% in the prior year. Tangible common equity as a percentage of tangible assets increased to 8.96% at December 31, 2017, as compared to 8.47% in the prior year (see "Non-GAAP Measures" below for a reconciliation to GAAP financial measures). The following chart shows the Company's book value and tangible book value per share over the past five years:
*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

The Company's strong growth in capital enables the payment of cash dividends, which increased from $1.16 per share in 2016 to $1.28 per share in 2017, an increase of 10.3%.

2017 Results

Net income for 2017 computed in accordance with GAAP was $87.2 million, or $3.19 on a diluted earnings per share basis, as compared to $76.6 million, or $2.90 per diluted share, for the prior year. Net income for 2017 and 2016 included items that are considered noncore, which are excluded for purposes of assessing operating earnings. Net operating earnings for 2017 were $91.7 million, or $3.35 on a diluted earnings per share basis, an increase of 14.1% and 10.2%, respectively, when compared to net operating earnings of $80.4 million, or $3.04 per diluted share, for the year ending December 31, 2016. See "Non-GAAP Measures" below for a reconciliation of net operating earnings and diluted earnings per share to GAAP net income and earnings per share, respectively.

2018 Outlook

During the Company's fourth quarter 2017 earnings call, the Company stated that it anticipated the following for the full year ending December 31, 2018 (as compared with the year ending December 31, 2017 and as of December 31, 2017, as applicable):

•	Loan and deposit growth, barring significant competitive changes, in line with recent experience and generally consistent with economic growth;

•	With the most recent increase in Fed Funds and an additional increase as expected in March, the NIM should expand by 10 to 15 basis points versus the full year 2017;

•	Both non-interest income and non-interest expense are expected to increase at a low to mid-single digit rate;

•	It is important to note that our expectations for non-interest expense growth, while contained overall, include some additional investments made affordable by tax reform that will;

◦	help us retain and attract talented colleagues, and maintain our position as a top employer;

◦	improve the customer experience and ease of doing business;

◦	expand our product and service offerings, and;

◦	serve to further enhance our operational efficiency in the coming years

•	Regarding credit quality, while we don’t foresee any near-term pressure, a gradual normalization of credit within the industry is inevitable;

•	The tax rate is expected to be approximately 23% for the year.

Non-GAAP Measures

When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes and other noncore items shown in the table that follows. There are items that impact the Company's results that management believes are unrelated to its core banking business such as gains or losses on the sales of securities, merger and acquisition expenses, loss on extinguishment of debt, impairment, and other items, such as one-time adjustments as a result of changes in laws and regulations. Management, therefore, computes the Company’s non-GAAP operating earnings and operating EPS, noninterest income on an operating basis and efficiency ratio on an operating basis, which exclude items management considers to be noncore. Management believes excluding these items facilitates greater visibility into the Company’s core banking business and underlying trends that may, to some extent, be obscured by inclusion of such items.

Management also supplements its evaluation of financial performance with an analysis of tangible book value per share (which is computed by dividing stockholders' equity less goodwill and identifiable intangible assets, or tangible common equity, by common shares outstanding) and with the Company's tangible common equity ratio (which is computed by dividing tangible common equity by tangible assets) which are non-GAAP measures. The Company has included information on these tangible ratios because management believes that investors may find it useful to have access to the same analytical tools used by management to assess performance and identify trends.  The Company has recognized goodwill and other intangible assets in conjunction with merger and acquisition activities.  Excluding the impact of goodwill and other intangibles in measuring asset and capital values for the ratios provided, along with other bank standard capital ratios, facilitates comparison of the capital adequacy of the Company to other companies in the financial services industry.

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

The following table summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Net Income		Diluted Earnings Per Share
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)

Net income available to common shareholders (GAAP)	$87,204	$76,648	$3.19	$2.90
Non-GAAP adjustments
Noninterest expense components
Loss on extinguishment of debt	—	437	—	0.02
Merger and acquisition expenses	3,393	5,455	0.12	0.20
Total impact of noncore items	3,393	5,892	0.12	0.22
Net tax benefit associated with noncore items (1)	(1,241)	(2,163)	(0.05)	(0.08)
2017 Tax Act: revaluation of net deferred tax assets	1,895	—	$0.07	—
2017 Tax Act: revaluation of LIHTC investments	466	—	$0.02	—
Total tax impact	1,120	(2,163)	$0.04	(0.08)
Net operating earnings (Non-GAAP)	$91,717	$80,377	$3.35	$3.04

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

The following table summarizes the impact of noncore items with respect to the Company's total revenue, noninterest income as a percentage of total revenue, and the efficiency ratio for the periods indicated:

	Years Ended December 31
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Net interest income	$258,860	$227,844	$214,928	$196,042	$182,578	(a)

Noninterest income (GAAP)	$82,994	$82,428	$75,888	$69,943	$68,009	(b)
Less:
Gain on extinguishment of debt	—	—	—	—	763
Gain on life insurance benefits	—	—	—	1,964	227
Gain on sale of fixed income securities	—	—	798	121	258
Noninterest income on an operating basis (non-GAAP)	$82,994	$82,428	$75,090	$67,858	$66,761	(c)

Noninterest expense (GAAP)	$204,359	$192,122	$197,138	$171,838	$173,649	(d)
Less:
Impairment on acquired facilities	—	—	109	524	—
Loss on extinguishment of debt	—	437	122	—	—
Loss on sale of fixed income securities	—	—	1,124	21	—
Loss on termination of derivatives	—	—	—	1,122	—
Merger & acquisition expenses	3,393	5,455	10,501	1,339	8,685
Severance	—	—	—	—	325
Noninterest expense on an operating basis (non-GAAP)	$200,966	$186,230	$185,282	$168,832	$164,639	(e)

Total revenue (GAAP)	$341,854	$310,272	$290,816	$265,985	$250,587	(a+b)
Total operating revenue (non-GAAP)	$341,854	$310,272	$290,018	$263,900	$249,339	(a+c)

Ratios
Noninterest income as a % of revenue	24.28%	26.57%	26.09%	26.30%	27.14%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis	24.28%	26.57%	25.89%	25.71%	26.78%	(c/(a+c))

Efficiency ratio (GAAP)	59.78%	61.92%	67.79%	64.60%	69.30%	(d/(a+b))
Efficiency ratio on an operating basis (non-GAAP)	58.79%	60.02%	63.89%	63.98%	66.03%	(e/(a+c))

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	Years Ended December 31
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders’ equity	$943,809	$864,690	$771,463	$640,527	$591,540	(a)
Less: Goodwill and other intangibles	241,147	231,374	212,909	180,306	182,642
Tangible common equity (Non-GAAP)	702,662	633,316	558,554	460,221	408,898	(b)
Tangible assets
Assets (GAAP)	8,082,029	7,709,375	7,209,469	6,364,318	6,098,869	(c)
Less: Goodwill and other intangibles	241,147	231,374	212,909	180,306	182,642
Tangible assets (Non-GAAP)	$7,840,882	$7,478,001	$6,996,560	$6,184,012	$5,916,227	(d)

Common shares	27,450,190	27,005,813	26,236,352	23,998,738	23,805,984	(e)

Common equity to assets ratio (GAAP)	11.68%	11.22%	10.70%	10.06%	9.70%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	8.96%	8.47%	7.98%	7.44%	6.91%	(b/d)
Book value per share (GAAP)	$34.38	$32.02	$29.40	$26.69	$24.85	(a/e)
Tangible book value per share (Non-GAAP)	$25.60	$23.45	$21.29	$19.18	$17.18	(b/e)

Financial Position
Securities Portfolio    The Company’s securities portfolio consists of trading securities, securities available for sale and securities which management intends to hold until maturity. Securities increased by $95.0 million, or 11.2%, at December 31, 2017 as compared to December 31, 2016. The increase was attributable to periodic purchases throughout the year, partially offset by paydowns. The ratio of securities to total assets as of December 31, 2017 was 11.71%, compared to 11.05% at December 31, 2016.
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

The following table sets forth the fair value of available for sale securities and the amortized cost of held to maturity securities along with the percentage distribution:
Table 1 - Securities Portfolio Composition

	December 31
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$35,430	7.9%	$24,244	6.7%	$30,215	8.2%
Agency mortgage-backed securities	215,764	48.2%	175,384	48.2%	210,937	57.4%
Agency collateralized mortgage obligations	122,012	27.3%	99,868	27.5%	63,584	17.3%
State, county and municipal securities	2,274	0.5%	3,793	1.0%	4,659	1.3%
Single issuer trust preferred securities issued by banks	2,016	0.4%	2,311	0.6%	2,792	0.8%
Pooled trust preferred securities issued by banks and insurers	1,640	0.4%	1,584	0.4%	1,572	0.4%
Small business administration pooled securities	47,778	10.7%	37,189	10.2%	40,449	11.0%
Equity securities	20,584	4.6%	19,271	5.4%	13,041	3.6%
Total fair value of securities available for sale	447,498	100.0%	363,644	100.0%	367,249	100.0%
Amortized Cost of Securities Held to Maturity
U.S. treasury securities	1,006	0.2%	1,007	0.2%	1,009	0.2%
Agency mortgage-backed securities	204,768	41.1%	156,088	32.0%	167,134	35.0%
Agency collateralized mortgage obligations	262,998	52.9%	297,445	61.1%	267,348	56.0%
State, county and municipal securities	—	—%	—	—%	225	—%
Single issuer trust preferred securities issued by banks	1,500	0.3%	1,500	0.3%	1,500	0.3%
Small business administration pooled securities	27,416	5.5%	31,036	6.4%	35,291	7.4%
Corporate debt securities	—	—%	—	—%	5,000	1.1%
Total amortized cost of securities held to maturity	497,688	100.0%	487,076	100.0%	477,507	100.0%
Total	$945,186		$850,720		$844,756
The Company’s available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as level 3 within the fair value hierarchy. As of December 31, 2017, 2016, and 2015, the Company had $1.6 million of securities categorized as level 3 within the fair value hierarchy.

The following tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2017. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields in the table below have been calculated based on the amortized cost of the security.
Table 2 - Securities Portfolio, Amounts Maturing

	Within One Year		One Year to Five Years		Five Years to Ten Years		Over Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$2,993	1.5%	$20,076	2.1%	$12,361	2.6%	$—	—	$35,430	2.2%
Agency mortgage-backed securities	200	4.5%	28,204	2.5%	93,799	2.6%	93,561	2.8%	215,764	2.7%
Agency collateralized mortgage obligations	22	4.0%	—	—%	—	—%	121,990	2.3%	122,012	2.3%
State, county and municipal securities	—	—	1,032	2.9%	1,242	2.8%	—	—	2,274	2.8%
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	2,016	5.1%	2,016	5.1%
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,640	2.0%	1,640	2.0%
Small business administration pooled securities	—	—	—	—	—	—	47,778	2.6%	47,778	2.6%
Equity securities(1)	—	—	—	—	—	—	20,584	—	20,584	—
Total fair value of securities available for sale	3,215	1.7%	49,312	2.4%	107,402	2.6%	287,569	2.6%	447,498	2.5%
Amortized cost of securities held to maturity
U.S. Treasury securities	—	—	1,006	3.0%	—	—	—	—	1,006	3.0%
Agency mortgage-backed securities	—	—	14,630	2.5%	15,136	2.9%	175,002	2.7%	204,768	2.7%
Agency collateralized mortgage obligations	—	—	—	—%	1,665	3.0%	261,333	2.3%	262,998	2.3%
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	1,500	8.3%	1,500	8.3%
Small business administration pooled securities	—	—	—	—	—	—	27,416	2.6%	27,416	2.6%
Total amortized cost of securities held to maturity	—	—%	15,636	2.6%	16,801	2.9%	465,251	2.5%	497,688	2.5%
Total	$3,215	1.7%	$64,948	2.4%	$124,203	2.6%	$752,820	2.5%	$945,186	2.5%

(1)
Equity securities have no contractual maturity and typically do not pay contractual interest or dividend income, therefore they are reported above in the over ten year maturity column with no weighted average yield.

As of December 31, 2017, the weighted average life of the securities portfolio was 5.0 years and the modified duration was 4.4 years.
At December 31, 2017, the aggregate book value of securities issued by Fannie Mae and Freddie Mac exceeded 10% of stockholders' equity. The aggregate book value and market value of securities issued by Fannie Mae at December 31, 2017 was $498.2 million and $495.7 million, respectively. The aggregate book value and market value of securities issued by Freddie Mac at December 31, 2017 was $282.9 million and $280.4 million, respectively.

Residential Mortgage Loan Sales   The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During 2017 and 2016, the Bank originated residential loans with the intention of selling them in the secondary market or holding them in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company has incurred minimal losses during the years ended December 31, 2017, 2016 and 2015 related to repurchased loans.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:

Table 3 - Closed Residential Real Estate Loans

	Years Ended December 31
	2017	2016	2015
	(Dollars in thousands)
Held in portfolio	$144,482	$118,735	$72,274
Sold or held for sale in the secondary market	231,437	304,402	240,943
Total closed loans	$375,919	$423,137	$313,217

The Company sold $234.2 million and $304.3 million in residential loans at December 31, 2017 and 2016, respectively. All loans sold during these periods were sold with servicing rights released.

Currently, the Bank sells the servicing of sold loans for a servicing release premium, simultaneous with the sale of the loan. In the past, the Bank may have opted to sell loans and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors amounted to $277.8 million at December 31, 2017 and $311.3 million at December 31, 2016.

The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 4 - Mortgage Servicing Asset

	2017	2016
	(Dollars in thousands)
Beginning balance	$2,048	$2,581
Acquired portfolio	28	—
Amortization	(404)	(527)
Change in valuation allowance	25	(6)
Ending balance	$1,697	$2,048
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

Loan Portfolio    Management continues to focus on growth in the commercial and home equity lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The Company’s loan portfolio increased by $355.9 million during 2017 due in part to the acquired loan portfolio from the Island Bancorp acquisition and continued modest growth in the commercial real estate, commercial construction, and home equity portfolios.

Excluding the effects of the Island Bancorp acquisition, the Company has experienced organic loan growth across most major loan categories, with the exception of commercial and industrial, which has declined due to lower utilization rates. The following table summarizes loan growth/decline during the periods indicated:
Table 5 - Components of Loan Growth/(Decline)

	December 31	December 31	Island Bancorp	Organic	Organic
	2017	2016	Acquisition	Growth/(Decline) $	Growth/(Decline) %
	(Dollars in thousands)
Commercial and industrial	$888,528	$902,053	$4,271	$(17,796)	(2.0)%
Commercial real estate	3,116,561	3,010,798	44,510	61,253	2.0%
Commercial construction	401,797	320,391	106	81,300	25.4%
Small business	132,370	122,726	57	9,587	7.8%
Residential real estate	754,329	644,426	87,450	22,453	3.5%
Home equity	1,052,088	988,147	18,921	45,020	4.6%
Other consumer	9,880	11,064	236	(1,420)	(12.8)%
Total loans	$6,355,553	$5,999,605	$155,551	$200,397	3.3%

The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated:

Table 6 - Loan Portfolio Composition

	December 31
	2017		2016		2015		2014		2013
	(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$888,528	14.0%	$902,053	15.0%	$843,276	15.2%	$860,839	17.3%	$784,202	16.6%
Commercial real estate	3,116,561	48.9%	3,010,798	50.3%	2,653,434	47.8%	2,347,323	47.2%	2,249,260	47.7%
Commercial construction	401,797	6.3%	320,391	5.3%	373,368	6.7%	265,994	5.4%	223,859	4.7%
Small business	132,370	2.1%	122,726	2.0%	96,246	1.7%	85,247	1.7%	77,240	1.6%
Residential real estate	754,329	11.9%	644,426	10.7%	638,606	11.5%	530,259	10.7%	541,443	11.5%
Home equity	1,052,088	16.6%	988,147	16.5%	927,803	16.8%	863,863	17.4%	822,141	17.5%
Other consumer	9,880	0.2%	11,064	0.2%	14,988	0.3%	17,208	0.3%	20,162	0.4%
Gross loans	6,355,553	100.0%	5,999,605	100.0%	5,547,721	100.0%	4,970,733	100.0%	4,718,307	100.0%
Allowance for loan losses	(60,643)		(61,566)		(55,825)		(55,100)		(53,239)
Net loans	$6,294,910		$5,938,039		$5,491,896		$4,915,633		$4,665,068

The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2017. Loans having no schedule of repayments or no stated maturity are reported as being due in greater than five years. The following table also sets forth the rate structure of loans scheduled to mature after one year:
Table 7 - Scheduled Contractual Loan Amortization

	December 31, 2017
	Commercial	Commercial Real Estate	Commercial Construction (1)	Small Business	Residential Real Estate	Home Equity	Consumer Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$216,648	$612,241	$111,023	$42,158	$33,130	$26,180	$7,370	$1,048,750
After one year through five years	405,457	1,444,314	168,077	50,319	101,877	108,421	1,607	2,280,072
Beyond five years	266,423	1,060,006	122,697	39,893	619,322	917,487	903	3,026,731
Total	$888,528	$3,116,561	$401,797	$132,370	$754,329	$1,052,088	$9,880	$6,355,553
Interest rate terms on amounts due after one year:
Fixed rate	$360,068	$778,418	$48,925	$55,034	$516,200	$364,430	$2,510	$2,125,585
Adjustable rate	$311,812	$1,725,902	$241,849	$35,178	$204,999	$661,478	$—	$3,181,218

(1)	Includes certain construction loans that will convert to commercial mortgages and will be reclassified to commercial real estate upon the completion of the construction phase.
As of December 31, 2017, $31.8 million of loans scheduled to mature within one year were nonperforming.
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
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 8 - Nonperforming Assets

	December 31
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)
Commercial and industrial	$32,055	$37,455	$3,699	$2,822	$4,178
Commercial real estate	3,123	6,266	8,160	7,590	11,834
Small business	230	302	239	246	633
Residential real estate	8,129	7,782	8,795	8,697	10,329
Home equity	6,022	5,553	6,742	8,038	7,068
Other consumer	71	47	55	—	92
Total	49,630	57,405	27,690	27,393	34,134
Loans past due 90 days or more but still accruing
Residential real estate (2)	—	—	—	106	462
Other consumer	8	2	—	13	63
Total	8	2	—	119	525
Total nonperforming loans	49,638	57,407	27,690	27,512	34,659
Nonaccrual securities (3)	—	—	—	3,639	1,541
Other assets in possession	—	—	—	—	167
Other real estate owned	612	4,173	2,159	7,743	7,466
Total nonperforming assets	$50,250	$61,580	$29,849	$38,894	$43,833
Nonperforming loans as a percent of gross loans	0.78%	0.96%	0.50%	0.55%	0.73%
Nonperforming assets as a percent of total assets	0.62%	0.80%	0.41%	0.61%	0.72%

(1)	Included in these amounts were TDRs on nonaccrual of $6.1 million at December 31, 2017, $5.2 million at December 31, 2016, 2015, and 2014, and $7.5 million at December 31, 2013.

(2)	Represents purchased credit impaired loans that are accruing interest due to expectations of future cash collections.

(3)	Amounts represent the fair value of nonaccrual securities. The Company had no nonaccrual securities in 2017, 2016, and 2015 and five nonaccrual securities in 2014 and 2013.

The following table summarizes the changes in nonperforming assets for the periods indicated:

Table 9 - Activity in Nonperforming Assets

	2017	2016
	(Dollars in thousands)
Nonperforming assets beginning balance	$61,580	$29,849
New to nonperforming	13,503	47,371
Loans charged-off	(6,209)	(3,472)
Loans paid-off	(11,440)	(9,632)
Loans transferred to other real estate owned/other assets	(564)	(1,322)
Loans restored to accrual status	(3,197)	(3,447)
New to other real estate owned	564	1,322
Acquired other real estate owned	—	2,100
Valuation write down	(372)	(206)
Sale of other real estate owned	(3,700)	(1,406)
Capital improvements to other real estate owned	—	203
Other	85	220
Nonperforming assets ending balance	$50,250	$61,580

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 10 - Troubled Debt Restructurings

	December 31
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Performing troubled debt restructurings	$25,852	$27,093	$32,849	$38,382	$38,410
Nonaccrual troubled debt restructurings	6,067	5,199	5,225	5,248	7,454
Total	$31,919	$32,292	$38,074	$43,630	$45,864
Performing troubled debt restructurings as a % of total loans	0.41%	0.45%	0.59%	0.77%	0.81%
Nonaccrual troubled debt restructurings as a % of total loans	0.10%	0.09%	0.09%	0.11%	0.16%
Total troubled debt restructurings as a % of total loans	0.50%	0.54%	0.69%	0.88%	0.97%

The following table summarizes changes in TDRs for the periods indicated:

Table 11 - Activity in Troubled Debt Restructurings

	2017	2016
	(Dollars in thousands)
TDRs beginning balance	$32,292	$38,074
New to TDR status	4,943	4,282
Transfer to OREO	(322)	—
Paydowns	(4,975)	(9,984)
Charge-offs	(19)	(80)
Loans removed from TDR status	—	—
TDRs ending balance	$31,919	$32,292

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 12 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Years Ended December 31
	2017	2016	2015
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$2,461	$1,131	$1,270
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$1,826	$1,872	$2,274
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
Total impaired loans at December 31, 2017 and 2016 were $72.8 million and $77.3 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses and Credit Quality” within Notes to Consolidated Financial Statements included in Item 8 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At December 31, 2017, there were 55 relationships, with an aggregate balance of $84.6 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.

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
While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Additionally, various regulatory agencies, as an integral part of the Bank's examination process, periodically assess the adequacy of the allowance for loan losses to ensure its in accordance with GAAP and applicable guidance.
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
As of December 31, 2017, the allowance for loan losses totaled $60.6 million, or 0.95% of total loans, as compared to $61.6 million, or 1.03% of total loans, at December 31, 2016.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:
Table 13 - Summary of Changes in the Allowance for Loan Losses

	December 31
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Average total loans	$6,191,099	$5,670,427	$5,394,464	$4,871,197	$4,556,351
Allowance for loan losses, beginning of year	$61,566	$55,825	$55,100	$53,239	$51,834
Charged-off loans:
Commercial and industrial	3,891	593	2,010	2,097	2,683
Commercial real estate	39	414	330	5,454	3,587
Commercial construction	—	—	—	—	308
Small business	302	228	267	605	773
Residential real estate	207	28	285	826	622
Home equity	276	602	710	750	1,370
Other consumer	1,494	1,607	1,316	1,215	1,175
Total charged-off loans	6,209	3,472	4,918	10,947	10,518
Recoveries on loans previously charged-off
Commercial and industrial	615	859	1,593	462	272
Commercial real estate	385	564	1,073	404	206
Commercial construction	—	—	—	—	100
Small business	114	195	264	275	279
Residential real estate	31	299	133	424	143
Home equity	198	141	356	249	135
Other consumer	993	1,080	724	591	588
Total recoveries	2,336	3,138	4,143	2,405	1,723
Net loans charged-off (recoveries)
Commercial and industrial	3,276	(266)	417	1,635	2,411
Commercial real estate	(346)	(150)	(743)	5,050	3,381
Commercial construction	—	—	—	—	208
Small business	188	33	3	330	494
Residential real estate	176	(271)	152	402	479
Home equity	78	461	354	501	1,235
Other consumer	501	527	592	624	587
Total net loans charged-off	3,873	334	775	8,542	8,795
Provision for loan losses	2,950	6,075	1,500	10,403	10,200
Total allowances for loan losses, end of year	$60,643	$61,566	$55,825	$55,100	$53,239
Net loans charged-off as a percent of average total loans	0.06%	0.01%	0.01%	0.18%	0.19%
Allowance for loan losses as a percent of total loans	0.95%	1.03%	1.01%	1.11%	1.13%
Allowance for loan losses as a percent of nonperforming loans	122.17%	107.24%	201.61%	200.28%	153.61%
Net loans charged-off as a percent of allowance for loan losses	6.39%	0.54%	1.39%	15.50%	16.52%
Recoveries as a percent of gross charge-offs	37.62%	90.38%	84.24%	21.97%	16.38%

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
The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 14 - Summary of Allocation of Allowance for Loan Losses

	December 31
	2017		2016		2015		2014		2013
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Allocated Allowance
Commercial and industrial	$13,256	14.0%	$16,921	15.0%	$13,802	15.2%	$15,573	17.3%	$15,622	16.6%
Commercial real estate	31,453	48.9%	30,369	50.2%	27,327	47.8%	25,873	47.2%	24,541	47.7%
Commercial construction	5,698	6.3%	4,522	5.3%	5,366	6.7%	3,945	5.4%	3,371	4.7%
Small business	1,577	2.1%	1,502	2.1%	1,264	1.7%	1,171	1.7%	1,215	1.6%
Residential real estate	2,822	11.9%	2,621	10.7%	2,590	11.5%	2,834	10.7%	2,760	11.5%
Home equity	5,390	16.6%	5,238	16.5%	4,889	16.7%	4,956	17.4%	5,036	17.5%
Other consumer	447	0.2%	393	0.2%	587	0.4%	748	0.3%	694	0.4%
Total	$60,643	100.0%	$61,566	100.0%	$55,825	100.0%	$55,100	100.0%	$53,239	100.0%
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

Federal Home Loan Bank Stock    The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston, of $11.6 million and $11.5 million at December 31, 2017 and December 31, 2016, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases and/or is subject to redemption of FHLB stock proportional to the volume of funding received and views the holdings as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

Goodwill and Other Intangible Assets    Goodwill and Other Intangible Assets were $241.1 million and $231.4 million at December 31, 2017 and December 31, 2016, respectively. The increase is due to the Island Bancorp acquisition, partially offset by amortization of definite-lived intangibles.
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
Cash Surrender Value of Life Insurance Policies    The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $151.5 million and $144.5 million at December 31, 2017 and December 31, 2016, respectively, with $2.7 million of the increase attributable to policies obtained in the Island Bancorp acquisition. The Company recorded tax exempt income from the life insurance policies of $4.1 million in both 2017 and 2016, and $3.7 million in 2015.
Deposits    As of December 31, 2017, total deposits were $6.7 billion, representing a $317.0 million, or 4.9%, increase from the prior year-end. The increase is due partially to the impact of the Island Bancorp acquisition combined with solid core deposit growth, which now represents 90.07% of total deposits at December 31, 2017. The total cost of deposits was 0.19% for the year ended December 31, 2017, representing an increase from the prior year of 1 basis point.
Excluding the effects of the Island Bancorp acquisition, the Company has experienced net organic deposit growth as summarized in the table below during the periods indicated:
Table 15 - Components of Deposit Growth/(Decline)

	December 31 2017	December 31 2016	Island Bancorp Acquisition	Organic Growth/(Decline) $	Organic Growth/(Decline) %
	(Dollars in thousands)
Demand deposits	$2,159,396	$2,057,086	$33,599	$68,711	3.3%
Savings and interest checking	2,599,922	2,469,237	47,095	83,590	3.4%
Money market	1,325,634	1,236,778	63,915	24,941	2.0%
Time certificates of deposits	644,301	649,152	14,971	(19,822)	(3.1)%
Total	$6,729,253	$6,412,253	$159,580	$157,420	2.5%

The following table sets forth the maturities of the Bank’s time certificates of deposits in the amount of $100,000 or more as of December 31, 2017:
Table 16 - Maturities of Time Certificates of Deposits $100,000 and Over

	Balance	Percentage
	(Dollars in thousands)
1 to 3 months	$43,892	15.8%
4 to 6 months	35,605	12.8%
7 to 12 months	78,093	28.0%
Over 12 months	120,941	43.4%
Total	$278,531	100.0%

The Bank also participates in the Promontory Interfinancial Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. In addition, the Company may occasionally raise funds through brokered certificates of deposit. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. At December 31, 2017 and 2016, the Company had brokered deposits of $54.5 million and $14.7 million, respectively, primarily consisting of deposits associated with the Promontory Network.

Borrowings    The Company's borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.

During 2017 the Company assumed, at fair value, $2.5 million of FHLB borrowings as a result of the Island Bancorp acquisition.
During 2016 the Company assumed, at fair value, $51.5 million of FHLB borrowings as a result of the November 2016 acquisition of New England Bancorp, Inc. ("NEB"). The Company repaid $102.8 million in borrowings throughout 2016, inclusive of the amount acquired from NEB. The pay off these borrowings resulted in a loss on extinguishment of debt of $437,000.

The following table sets forth the balance of borrowings, net of applicable debt issuance costs, at the periods indicated:
Table 17 - Borrowings by Category

	December 31
	2017	2016	% Change
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$53,264	$50,819	4.8%
Customer repurchase agreements and other short-term borrowings	162,679	176,913	(8.0)%
Junior subordinated debentures	73,073	73,107	—%
Subordinated debentures	34,682	34,635	0.1%
Total	$323,698	$335,474	(3.5)%

See Note 8, "Borrowings" within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.
Capital Resources    The Federal Reserve Board (Federal Reserve), the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Effective January 1, 2015, risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Common Equity Tier 1 capital ratio of 4.5%, Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. In addition, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased-in, beginning at 0.625% on January 1, 2016 and ultimately increasing to 2.5% on January 1, 2019. At December 31, 2017, the Company and the Bank exceeded the minimum requirements for Common Equity Tier 1 capital, Tier 1 capital, total capital, and Tier 1 leverage capital, inclusive of the required capital conservation buffer. See Note 19, “Regulatory Matters” within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding capital requirements.

Results of Operations

Table 18 - Summary of Results of Operations

	Years Ended December 31
	2017	2016
	(Dollars in thousands, except per share data)
Net income	$87,204	$76,648
Diluted earnings per share	$3.19	$2.90
Return on average assets	1.11%	1.04%
Return on average equity	9.55%	9.43%
Stockholders' equity as % of assets	11.68%	11.22%
Net interest margin	3.60%	3.40%

Net Interest Income    The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax-equivalent basis, net interest income was $260.4 million in 2017, a 13.5% increase from 2016 net interest income of $229.4 million. The overall increase is due in part to higher interest earning assets, which is driven by both recent acquisitions and organic growth, as well as increased market rates on short-term indexed assets, lower borrowings cost, and the reinvestment of excess liquidity.
The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for 2017, 2016, and 2015. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Table 19 - Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31
	2017			2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$124,014	$1,418	1.14%	$228,861	$1,190	0.52%	$138,694	$349	0.25%
Securities
Securities - trading	1,223	—	—%	701	—	—%	389	—	—%
Securities - taxable investments	901,891	22,465	2.49%	826,131	20,851	2.52%	787,781	20,120	2.55%
Securities - nontaxable investments (1)	3,186	135	4.24%	4,486	180	4.01%	5,101	195	3.82%
Total securities	906,300	22,600	2.49%	831,318	21,031	2.53%	793,271	20,315	2.56%
Loans held for sale	4,760	92	1.93%	9,213	235	2.55%	9,244	225	2.43%
Loans(2)
Commercial and industrial	875,056	36,048	4.12%	848,434	33,206	3.91%	858,043	33,569	3.91%
Commercial real estate (1)	3,067,077	127,512	4.16%	2,748,337	111,977	4.07%	2,590,482	106,801	4.12%
Commercial construction	365,277	16,387	4.49%	365,590	15,094	4.13%	304,545	12,838	4.22%
Small business	128,559	7,145	5.56%	108,619	5,875	5.41%	90,081	4,900	5.44%
Total commercial	4,435,969	187,092	4.22%	4,070,980	166,152	4.08%	3,843,151	158,108	4.11%
Residential real estate	713,608	28,179	3.95%	633,313	25,487	4.02%	641,218	25,603	3.99%
Home equity	1,030,881	38,388	3.72%	952,736	32,889	3.45%	892,920	30,777	3.45%
Total consumer real estate	1,744,489	66,567	3.82%	1,586,049	58,376	3.68%	1,534,138	56,380	3.68%
Other consumer	10,641	944	8.87%	13,398	1,185	8.84%	17,175	1,664	9.69%
Total loans	6,191,099	254,603	4.11%	5,670,427	225,713	3.98%	5,394,464	216,152	4.01%

Total Interest-Earning Assets	7,226,173	278,713	3.86%	6,739,819	248,169	3.68%	6,335,673	237,041	3.74%
Cash and Due from Banks	97,694			91,107			110,202
Federal Home Loan Bank Stock	12,781			12,831			31,080
Other Assets	554,117			544,917			512,908
Total Assets	$7,890,765			$7,388,674			$6,989,863

Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,541,845	$3,656	0.14%	$2,399,147	$3,173	0.13%	$2,242,245	$3,556	0.16%
Money market	1,298,598	4,224	0.33%	1,178,262	2,996	0.25%	1,102,892	2,878	0.26%
Time certificates of deposits	622,909	4,822	0.77%	649,678	4,971	0.77%	708,094	5,142	0.73%
Total interest bearing deposits	4,463,352	12,702	0.28%	4,227,087	11,140	0.26%	4,053,231	11,576	0.29%
Borrowings
Federal Home Loan Bank borrowings	59,204	1,385	2.34%	61,398	1,653	2.69%	106,686	2,208	2.07%
Customer repurchase agreements and other short-term borrowings	166,152	257	0.15%	149,042	208	0.14%	138,363	210	0.15%
Wholesale repurchase agreements	—	—	—%	—	—	—%	32,192	746	2.32%
Junior subordinated debentures	73,074	2,281	3.12%	73,207	4,083	5.58%	73,407	4,026	5.48%
Subordinated debt	34,658	1,709	4.93%	34,612	1,709	4.94%	38,692	1,851	4.78%
Total borrowings	333,088	5,632	1.69%	318,259	7,653	2.40%	389,340	9,041	2.32%
Total interest-bearing liabilities	4,796,440	18,334	0.38%	4,545,346	18,793	0.41%	4,442,571	20,617	0.46%
Demand deposits	2,098,501			1,924,173			1,704,253
Other liabilities	82,840			106,766			103,839
Total liabilities	6,977,781			6,576,285			6,250,663
Stockholders’ equity	912,984			812,389			739,200
Total liabilities and stockholders’ equity	$7,890,765			$7,388,674			$6,989,863
Net interest income(1)		$260,379			$229,376			$216,424
Interest rate spread(3)			3.48%			3.27%			3.28%
Net interest margin(4)			3.60%			3.40%			3.42%
Supplemental Information
Total deposits, including demand deposits	$6,561,853	$12,702		$6,151,260	$11,140		$5,757,484	$11,576
Cost of total deposits			0.19%			0.18%			0.20%
Total funding liabilities, including demand deposits	$6,894,941	$18,334		$6,469,519	$18,793		$6,146,824	$20,617
Cost of total funding liabilities			0.27%			0.29%			0.34%

(1)
The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1.5 million for 2017, 2016, and 2015. The FTE adjustment relates to nontaxable investment securities with average balances of $3.2 million, $4.5 million, and $5.1 million in 2017, 2016, and 2015, respectively, and nontaxable industrial development bonds with average balances of $69.9 million at both 2017 and 2016, and $67.7 million at 2015.

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
Table 20 - Volume Rate Analysis

	Years Ended December 31
	2017 Compared To 2016			2016 Compared To 2015			2015 Compared To 2014
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest-earning deposits, federal funds sold and short term investments	$773	$(545)	$228	$614	$227	$841	$3	$67	$70
Securities
Taxable securities	(298)	1,912	1,614	(248)	979	731	(414)	1,924	1,510
Nontaxable securities(1)	7	(52)	(45)	9	(24)	(15)	(5)	(33)	(38)
Total securities			1,569			716			1,472
Loans held for sale	(29)	(114)	(143)	11	(1)	10	(112)	(68)	(180)
Loans
Commercial and industrial	1,800	1,042	2,842	13	(376)	(363)	336	791	1,127
Commercial real estate	2,548	12,987	15,535	(1,332)	6,508	5,176	(3,213)	12,043	8,830
Commercial construction	1,306	(13)	1,293	(317)	2,573	2,256	(206)	2,362	2,156
Small business	191	1,079	1,270	(33)	1,008	975	(106)	575	469
Total commercial			20,940			8,044			12,582
Residential real estate	(539)	3,231	2,692	200	(316)	(116)	32	4,109	4,141
Home equity	2,801	2,698	5,499	50	2,062	2,112	(590)	1,799	1,209
Total consumer real estate			8,191			1,996			5,350
Total other consumer	3	(244)	(241)	(113)	(366)	(479)	(19)	(49)	(68)
Loans(1)(2)			28,890			9,561			17,864
Total			$30,544			$11,128			$19,226
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$294	$189	$483	$(632)	$249	$(383)	$(281)	$264	$(17)
Money market	922	306	1,228	(79)	197	118	58	333	391
Time certificates of deposits	56	(205)	(149)	253	(424)	(171)	92	71	163
Total interest-bearing deposits			1,562			(436)			537
Borrowings
Federal Home Loan Bank borrowings	(209)	(59)	(268)	382	(937)	(555)	(744)	168	(576)
Customer repurchase agreements and other short-term borrowings	25	24	49	(18)	16	(2)	18	(8)	10
Wholesale repurchase agreements	—	—	—	—	(746)	(746)	—	(412)	(412)
Junior subordinated debentures	(1,795)	(7)	(1,802)	68	(11)	57	30	(12)	18
Subordinated debt	(2)	2	—	53	(195)	(142)	451	172	623
Total borrowings			(2,021)			(1,388)			(337)
Total			$(459)			$(1,824)			$200
Change in net interest income			$31,003			$12,952			$19,026

(1)	The table above reflects income determined on a fully tax equivalent basis. See footnote (1) to Table 19 above for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans, however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses    The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses totaled $3.0 million in 2017, compared with $6.1 million in 2016. The decrease in provision was primarily due to a specific reserve for one large commercial relationship which was placed on nonaccrual status in the fourth quarter of 2016 and subsequently charged off in 2017. The Company’s allowance for loan losses, as a percentage of total loans, was 0.95% at December 31, 2017, as compared to 1.03% at December 31, 2016. The decrease is attributable to the impact of loans acquired in connection with the Island Bancorp acquisition, as well as a charge-off recorded for the aforementioned large commercial relationship. These acquired loans are recorded at fair value, including a reduction for estimated credit losses, and without carryover of the respective portfolio's historical allowance for loan losses. Net charge-offs for the years ended December 31, 2017 and 2016 totaled $3.9 million and $334,000, respectively, an increase of $3.5 million.
Economic conditions remained generally healthy and stable within New England heading into the fourth quarter of 2017.  Hiring activity was modest with unemployment levels remaining quite low. Shortages in labor supply noted during the summer months continued through the fall which has led to more widespread upward movement on wages.  Prices on most items remained stable with only minor increases in some retail segments. Retail sales through October and early November remained flat or increased slightly with comparable-store sales unchanged to slightly lower. Commercial real estate fundamentals remained relatively flat versus the previous period. Office leasing activity was strong and condominium development showed signs of strengthening while apartment construction in the Boston market appears to be moderating.  The residential real estate market remained strong even as inventories continue to decline, placing further upward pressure on valuations. The passage of the tax reform bill has lowered the mortgage interest tax deduction cap, suggesting there could be some pricing pressure in certain markets where this change could make some homes less affordable. General expansion or continued strength of most economic metrics within the Bank’s footprint is expected to continue into 2018.
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

Noninterest Income    The following table sets forth information regarding noninterest income for the periods shown:
Table 21 - Noninterest Income

	Years Ended December 31
			Change
	2017	2016	Amount	%
	(Dollars in thousands)
Deposit account fees	$17,822	$18,652	$(830)	(4.4)%
Interchange and ATM fees	17,291	16,210	1,081	6.7%
Investment management	23,802	21,809	1,993	9.1%
Mortgage banking income	4,960	6,607	(1,647)	(24.9)%
Increase in cash surrender value of life insurance policies	4,127	4,089	38	0.9%
Gain on sale of equity securities	19	6	13	216.7%
Loan level derivative income	3,836	6,155	(2,319)	(37.7)%
Other noninterest income	11,137	8,900	2,237	25.1%
Total	$82,994	$82,428	$566	0.7%
The primary reasons for significant variances in the noninterest income category shown in the preceding table are noted below:
Deposit account fees decreased as a result of decreased overdraft fees.
Interchange and ATM fees increased as a result of the continued successful growth of core checking accounts, and to a lesser degree by the Island Bancorp acquisition which closed in May 2017.
Investment management revenue increased primarily due to an increase in assets under administration, which grew from $2.9 billion at December 31, 2016 to $3.5 billion at December 31, 2017, reflecting strong new business results as well as market appreciation.

Mortgage banking income decreased, primarily driven by overall sold loan volume, as a higher percentage of closed loans were retained in the Company's portfolio during 2017 as compared to the prior year.
Loan level derivative income decreased due to lower customer demand during the year.
Other noninterest income increased during the year, mainly due to increases in rental income related to an equipment leasing initiative entered into during the second quarter of 2017, as well as gains on the sale of loans.

Noninterest Expense    The following table sets forth information regarding noninterest expense for the periods shown:
Table 22 - Noninterest Expense

	Years Ended December 31
			Change
	2017	2016	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$116,600	$108,636	$7,964	7.3%
Occupancy and equipment	24,693	22,867	1,826	8.0%
Data processing and facilities management	4,988	4,975	13	0.3%
FDIC assessment	3,068	3,380	(312)	-9.2%
Advertising	4,989	5,202	(213)	(4.1)%
Consulting	4,038	3,486	552	15.8%
Debit card expense	3,430	2,993	437	14.6%
Loss on extinguishment of debt	—	437	(437)	nm
Loss on sale of equity securities	16	32	(16)	-50.0%
Merger & acquisitions	3,393	5,455	(2,062)	-37.8%
Software maintenance	3,636	3,061	575	18.8%
Other noninterest expense	35,508	31,598	3,910	12.4%
Total	$204,359	$192,122	$12,237	6.4%
nm - the percentage is not meaningful.
The primary reasons for significant variances in the noninterest expense category shown in the preceding tables are noted below:
The increase in salaries and employee benefits reflects overall increases in the employee base during 2017 (including the recent acquisitions) along with increases in expenses associated with medical insurance, payroll taxes, commissions, and retirement benefits.
Occupancy and equipment expense increases were attributable to depreciation, including equipment associated with the Company's leasing initiative that started in the second quarter of 2017, as well as increases in snow removal, and equipment maintenance and repairs.
FDIC assessment decreased due to a reduction in assessment rates effective July 1, 2016, combined with strong financial results driving further reductions in the rate.
Advertising expenses decreased during 2017 due to timing of various campaigns.
Consulting expense increased during 2017 due primarily to process improvement and strategic initiatives, as well as increased loan work out related costs.
Debit card expense has increased driven mainly by increased volume/usage by customers.
The majority of merger and acquisition expense in 2017 was related to compensation and severance agreements, as well as contract termination costs, associated with the Island Bancorp acquisition which closed in the second quarter of 2017. The majority of the merger and acquisition expenses in 2016 related to compensation and severance agreements, as well as legal and consulting fees associated with the fourth quarter 2016 closing of the NEB acquisition.
Software maintenance increases reflect additional investments in technology to support the Company's growth.

Other noninterest expenses increased due primarily to increases in loan work out costs, the provision for unfunded commitments, internet banking expense and increased director fees.

Income Taxes    The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 23 - Tax Provision and Applicable Tax Rates

	December 31
	2017	2016	2015
	(Dollars in thousands)
Combined federal and state income tax provisions	$47,341	$35,427	$27,218
Effective income tax rates	35.19%	31.61%	29.53%
Blended Statutory tax rate	40.93%	40.90%	40.83%

The effective income tax rate for 2017 noted in the table above reflects additional tax expense of $1.9 million and $466,000 associated with the Company’s revaluation of net deferred tax assets and LIHTC investments, respectively, in accordance with the Tax Cuts and Jobs Act ("Tax Act"). In general, when excluding these items, the effective tax rates above are lower than the blended statutory tax rate due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in low income housing project investments. The effective tax rate when compared to the year ago period was unfavorably impacted by the aforementioned impact of the Tax Act as well as a reduction in benefits recognized from the New Markets Tax Credit program, partially offset by discrete benefits recognized as a result of the Company’s adoption of ASU 2016-09 effective January 1, 2017, which required that recognition of excess tax benefits on certain stock compensation transactions be recorded through earnings as a discrete item within the Company’s effective tax rate during the period of the transaction.

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
Table 24 - New Markets Tax Credit Recognition Schedule

	Investment	2017	2018	2019	Total Remaining Credits
	(Dollars in thousands)
2012	$21,400	$1,285	$1,285	$—	$2,570
2013	44,600	2,675	2,675	2,675	8,025
Total	$66,000	$3,960	$3,960	$2,675	$10,595

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2032, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $47.4 million, of which $42.9 million has been funded. The Company recognized a net tax benefit of approximately $1.3 million for the 2017 calendar year, and anticipates additional net tax benefits of $7.9 million over the remaining life of the investments from the combination of tax credits and operating losses.
For additional information related to the Company's income taxes see Note 13, "Income Taxes" and Note 14, "Low Income Housing Project Investments" within Notes to the Consolidated Financial Statements included in Item 8 hereof.
Dividends    The Company declared cash dividends of $1.28 per common share in 2017 and $1.16 per common share in 2016. The 2017 and 2016 ratio of dividends paid to earnings was 39.04% and 38.76%, respectively.

Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends of the Company will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deem appropriate.
Comparison of 2016 vs. 2015    In November of 2016, the Company completed the NEB acquisition, acquiring loans of $225.7 million and deposits of $175.7 million, at fair value. In February of 2015, the Company completed acquisition of the Peoples Federal Bancshares, Inc., the parent of Peoples Federal Savings Bank ("Peoples"), acquiring loans of $463.9 million and deposits of $432.3 million, at fair value. As of December 31, 2016, the Company’s total assets were $7.7 billion, which represented an increase of $499.9 million, or 6.9%, as compared to December 31, 2015. Total average assets were $7.4 billion and $7.0 billion in 2016 and 2015, respectively. Total securities of $851.5 million, at December 31, 2016, increased $6.4 million compared to the $845.1 million reported on December 31, 2015. Total loans of $6.0 billion, at December 31, 2016, increased $451.9 million compared to the prior year end. Total deposits of $6.4 billion at December 31, 2016 reflected an increase of $421.6 million, or 7.0%, compared to December 31, 2015. Borrowings decreased by $8.5 million, or 2.5%, during the year ended December 31, 2016. Stockholders’ equity increased by $93.2 million in 2016.
Net income for 2016 was $76.6 million, or $2.90 per diluted share, compared to $65.0 million, or $2.50 per diluted share, in 2015. Return on average assets and return on average common equity were 1.04% and 9.43%, respectively, for 2016 and 0.93% and 8.79%, respectively, for 2015.
On a fully tax-equivalent basis, net interest income was $229.4 million in 2016, a 6.0% increase from 2015 net interest income of $216.4 million. The increase in net interest income was driven primarily by loan growth exceeding the impact of a continued decreasing interest rate environment.
Interest expense for the year ended December 31, 2016 decreased to $18.8 million from $20.6 million recorded in 2015, driven by a decrease in the total cost of funds of five basis points to 0.29% for 2016, as compared to 0.34% for 2015. Average interest-bearing deposits increased $173.9 million, or 4.3%, over the prior year while the cost of these deposits decreased to 0.18% in 2016 from 0.20% in 2015.
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
The primary reasons for significant variances in the noninterest income category between 2016 and 2015 are noted below:
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
The primary reasons for significant variances in the noninterest expense category between 2016 and 2015 are noted below:
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

Our FDIC assessment decreased by $599,000 during 2016 due to a decrease in the Company's assessment rate. In June 2016, the Deposit Insurance Fund reserve ratio reached a level that triggered changes to the assessment rate, effective July 1, 2016, which drove the decrease.
Advertising expenses increased during 2016 due to increased television advertising.
Consulting expense decreased during 2016 due to the timing of various initiatives.
Loss on the sale of fixed income securities during 2015 reflected the sales of mortgage backed securities and certain pooled trust preferred securities. There were no such losses during 2016.
The majority of the merger and acquisition expenses in 2016 related to compensation and severance agreements, as well as legal and consulting fees associated with the fourth quarter 2016 closing of the NEB acquisition. Also included in 2016 were expenses incurred relating to the then pending acquisition of Island Bancorp, which closed in the second quarter of 2017. Merger and acquisition expenses in 2015 were due to the closing of the Peoples acquisition in February of 2015.
Other noninterest expenses decreased in 2016 compared to 2015 due primarily to decreases in loan workout costs, the provision for unfunded commitments and other losses and charge-offs, partially offset by increases in mortgage operations and software maintenance.

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
Operations Risk    Operations risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, natural disasters and security risks. The potential for operational risk exposure exists throughout the organization. Integral to the Company's performance is the continued effectiveness of the Company's technical systems, operational infrastructure, relationships with third parties and the associates and key executives in day-to-day and ongoing operations. Failure by any or all of these resources subjects the Company to risks that may vary in size, scale and scope. These risks include, but are not limited to, operational or technical failures, unlawful tampering with technical systems, cyber security, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of the key individuals to perform properly. The Bank has an Operations Risk Management Committee that meets monthly and reports to the Board quarterly or more frequently if warranted.  The Committee is chaired by the Director of Risk Management and members of the Committee include representatives from Audit, Finance, Technology, Operations, Information Security, Compliance and periodic attendance from business units throughout the organization.  An operations risk management dashboard is updated quarterly and reviewed with the Board.
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
The primary goal of interest rate risk management is to control this risk within limits approved by the Board of Directors. These limits reflect the Company’s tolerance for interest rate risk over both short-term and long-term horizons. The Company attempts to manage interest rate risk by identifying, quantifying, and where appropriate, hedging its exposure. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. It is management’s objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary, within prudent limits, through the use of off-balance sheet hedging instruments such as interest rate swaps, floors and caps.
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
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for December 31, 2017 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual (12 to 24 months) shifts in interest. The Company also regularly analyzes other "noncore" scenarios as it deems appropriate.

The results of all scenarios are outlined in the table below:
Table 25 - Interest Rate Sensitivity

	Years Ended December 31
	2017		2016
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(8.6)%	(10.8)%	(5.7)%	(8.0)%
+100	5.4%	9.3%	6.0%	10.0%
+200	10.3%	16.4%	11.7%	18.4%
+300	15.3%	23.7%	17.3%	26.8%
+400	20.2%	30.8%	22.9%	35.1%

Gradual rate shifts (basis points)
-100 over 12 months	(3.7)%	(9.5)%	(3.1)%	(7.0)%
+200 over 12 months	5.0%	14.7%	5.5%	16.3%
+400 over 24 months	5.0%	19.5%	5.6%	21.8%
Flat +500 over 12 months	6.3%	23.6%	6.9%	26.0%

Alternative scenarios
Flat up 200 basis points scenario	5.1%	14.1%	5.4%	14.4%

In addition, the Company's policy on interest rate risk simulation specifies that estimated net interest income for the second year of all “core scenarios” should not decline by more than 15.0%. The Company was within policy limits at December 31, 2017 and 2016. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.

The most significant factors affecting market risk exposure of the Company’s net interest income during the year ended December 31, 2017 were the shape of the U.S. Government securities and interest rate swap yield curve, the level of U.S. prime interest rate and LIBOR rates, and the level of interest rates being offered on long-term fixed rate loans.

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

The Company actively manages its liquidity position under the direction of the Asset-Liability Committee of the Bank ("ALCO"). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB less short-term liabilities relative to total assets, was within policy limits at December 31, 2017. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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
The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 26 - Sources of Liquidity

	December 31
	2017			2016
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$53,264	$954,789	(2)	$50,819	$793,118	(2)
Federal Reserve Bank of Boston	—	720,005	(3)	—	696,085	(3)
Unpledged securities	—	398,013		—	368,585
Customer repurchase agreements	162,679	—	(4)	176,913	—	(4)
Junior subordinated debentures	73,073	—	(4)	73,107	—	(4)
Subordinated debt	34,682	—	(4)	34,635	—	(4)
Brokered deposits (1)	54,541	—	(4)	14,724	—	(4)
	$378,239	$2,072,807		$350,198	$1,857,788

(1)	Inclusive of $48.5 million and $13.7 million of brokered deposits acquired through participation in the Promontory Interfinancial Network as of December 31, 2017 and 2016, respectively.

(2)
Loans with a carrying value of $1.5 billion and $1.4 billion at December 31, 2017 and 2016, respectively, have been pledged to the Federal Home Loan Bank of Boston resulting in this additional borrowing capacity.

(3)
Loans with a carrying value of $1.2 billion at both December 31, 2017 and 2016, respectively, have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

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

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments
The Company has entered into contractual obligations, commitments, and off-balance sheet financial instruments. The amounts below assume the contractual obligations and commitments will run through the end of the applicable term and, as such, do not include early termination fees or penalties where applicable. The following tables summarize the Company’s contractual obligations, other commitments, contingencies, and off-balance sheet financial instruments at December 31, 2017:

Table 27 - Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments by Maturity

	Payments Due — By Period
Contractual Obligations, Commitments and Contingencies	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years (2)
	(Dollars in thousands)
FHLB advances (1)	$53,264	$52,475	$—	$—	$789
Customer repurchase agreements	162,679	162,679	—	—	—
Junior subordinated debentures (1)	73,198	—	—	—	73,198
Subordinated debt (1)	35,000	—	—	—	35,000
Time certificates of deposits	644,301	393,452	176,960	73,889	—
All other deposits with no maturity	6,084,952	—	—	—	6,084,952
Lease obligations	44,761	9,023	16,579	10,945	8,214
Vendor contracts	40,465	17,216	22,904	345	—
Retirement benefit obligations (3)	50,485	936	2,013	1,996	45,540
Total Contractual Obligations	$7,189,105	$635,781	$218,456	$87,175	$6,247,693

	Amount of Commitment Expiring — By Period
Off-Balance Sheet Financial Instruments	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years (2)
	(Dollars in thousands)
Commitments to extend credit	$2,443,478	$336,170	$182,108	$47,657	$1,877,543
Standby letters of credit	15,534	7,025	2,758	—	5,751
Mortgage derivatives - notional value	16,099	16,099	—	—	—
Interest rate swaps - notional value	100,000	25,000	—	75,000	—
Customer-related positions
Foreign exchange contracts - notional value	30,162	26,382	3,780	—	—
Loan level interest rate swaps - notional value	952,342	36,023	213,787	176,084	526,448
Total Commitments	$3,557,615	$446,699	$402,433	$298,741	$2,409,742

(1)
The Company has hedged certain short-term borrowings and variable rate junior subordinated debentures, effectively converting the borrowings to a fixed rate. Amounts maturing represent contractual amounts due and does not include any issuance costs, which may be presented on a net basis in the financial statements.

(2)	Items with no maturity are presented in the table in the after five year's category.

(3)
Retirement benefit obligations include expected contributions to the Company’s frozen pension plan, post retirement plans, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2017 - June 30, 2018 and reflect only the expected minimum required contribution. Contributions beyond this plan year cannot be quantified as they will be determined based upon the return on the investments in the plan and the discount rate used to quantify the liability. Expected contributions for the post retirement plans and supplemental executive retirement plans include obligations that are payable over the life of the participants.

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
Valuation of Goodwill/Intangible Assets and Analysis for Impairment     The Company has increased its market share through the acquisition of entire financial institutions accounted for under the acquisition method of accounting, as well as from the acquisition of branches (not the entire institution) and other nonbanking entities. For all acquisitions, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value the two step quantitative impairment test is performed. Step one of the quantitative impairment testing compares book value to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. Step one of the impairment testing was passed for all reporting units during 2017. The remainder of the Company’s goodwill relates to acquisitions that are fully integrated into the retail banking operations, which management does not consider to be at risk of failing step one in the near future. The Company’s intangible assets are subject to amortization and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be receivable. If applicable, the Company tests each of the intangibles by comparing the carrying value of the intangible to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Item 7 hereof.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Independent Bank Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Independent Bank Corp. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2009
Boston, Massachusetts
February 27, 2018

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2017	2016
Assets
Cash and due from banks	$103,485	$97,196
Interest-earning deposits with banks	109,631	191,899
Securities
Securities - trading	1,324	804
Securities - available for sale	447,498	363,644
Securities - held to maturity (fair value $494,194 and $485,650)	497,688	487,076
Total securities	946,510	851,524
Loans held for sale (at fair value)	4,768	6,139
Loans
Commercial and industrial	888,528	902,053
Commercial real estate	3,116,561	3,010,798
Commercial construction	401,797	320,391
Small business	132,370	122,726
Residential real estate	754,329	644,426
Home equity - first position	612,990	577,006
Home equity - subordinate positions	439,098	411,141
Other consumer	9,880	11,064
Total loans	6,355,553	5,999,605
Less: allowance for loan losses	(60,643)	(61,566)
Net loans	6,294,910	5,938,039
Federal Home Loan Bank stock	11,597	11,497
Bank premises and equipment, net	94,722	78,480
Goodwill	231,806	221,526
Other intangible assets	9,341	9,848
Cash surrender value of life insurance policies	151,528	144,503
Other real estate owned and other foreclosed assets	612	4,173
Other assets	123,119	154,551
Total assets	$8,082,029	$7,709,375
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$2,159,396	$2,057,086
Savings and interest checking accounts	2,599,922	2,469,237
Money market	1,325,634	1,236,778
Time certificates of deposit of $100,000 and over	278,531	266,190
Other time certificates of deposits	365,770	382,962
Total deposits	6,729,253	6,412,253
Borrowings
Federal Home Loan Bank borrowings	53,264	50,819
Customer repurchase agreements	162,679	176,913
Junior subordinated debentures (less unamortized debt issuance costs $125 and $136)	73,073	73,107
Subordinated debentures (less unamortized debt issuance costs of $318 and $365)	34,682	34,635
Total borrowings	323,698	335,474
Other liabilities	85,269	96,958
Total liabilities	7,138,220	6,844,685
Commitments and contingencies
Stockholders' Equity
Preferred stock, $.01 par value. authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value. authorized: 75,000,000 shares, issued and outstanding: 27,450,190 shares at December 31, 2017 and 27,005,813 shares at December 31, 2016 (includes 177,191 and 212,698 shares of unvested participating restricted stock awards, respectively)	273	268
Value of shares held in rabbi trust at cost: 164,438 shares at December 31, 2017 and 170,036 shares at December 31, 2016	(4,590)	(4,277)
Deferred compensation obligation	4,590	4,277
Additional paid in capital	479,430	451,664
Retained earnings	465,937	414,095
Accumulated other comprehensive loss, net of tax	(1,831)	(1,337)
Total stockholders' equity	943,809	864,690
Total liabilities and stockholders' equity	$8,082,029	$7,709,375
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2017	2016	2015
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans	$253,131	$224,244	$214,724
Taxable interest and dividends on securities	22,465	20,851	20,120
Nontaxable interest and dividends on securities	88	117	127
Interest on loans held for sale	92	235	225
Interest on federal funds sold and short-term investments	1,418	1,190	349
Total interest and dividend income	277,194	246,637	235,545
Interest expense
Interest on deposits	12,702	11,140	11,576
Interest on borrowings	5,632	7,653	9,041
Total interest expense	18,334	18,793	20,617
Net interest income	258,860	227,844	214,928
Provision for loan losses	2,950	6,075	1,500
Net interest income after provision for loan losses	255,910	221,769	213,428
Noninterest income
Deposit account fees	17,822	18,652	18,560
Interchange and ATM fees	17,291	16,210	14,728
Investment management	23,802	21,809	20,735
Mortgage banking income	4,960	6,607	5,163
Increase in cash surrender value of life insurance policies	4,127	4,089	3,692
Gain on sale of equity securities	19	6	20
Gain on sale of fixed income securities	—	—	798
Loan level derivative income	3,836	6,155	3,830
Other noninterest income	11,137	8,900	8,362
Total noninterest income	82,994	82,428	75,888
Noninterest expenses
Salaries and employee benefits	116,600	108,636	105,068
Occupancy and equipment expenses	24,693	22,867	23,020
Data processing & facilities management	4,988	4,975	4,631
FDIC assessment	3,068	3,380	3,979
Advertising expense	4,989	5,202	4,645
Consulting expense	4,038	3,486	3,680
Debit card expense	3,430	2,993	2,456
Loss on extinguishment of debt	—	437	122
Loss on sale of fixed income securities	—	—	1,124
Loss on sale of equity securities	16	32	99
Merger and acquisition expense	3,393	5,455	10,501
Software maintenance	3,636	3,061	2,759
Other noninterest expenses	35,508	31,598	35,054
Total noninterest expenses	204,359	192,122	197,138
Income before income taxes	134,545	112,075	92,178
Provision for income taxes	47,341	35,427	27,218
Net Income	$87,204	$76,648	$64,960
Basic earnings per share	$3.19	$2.90	$2.51
Diluted earnings per share	$3.19	$2.90	$2.50
Weighted average common shares (basic)	27,294,028	26,404,071	25,891,382
Common share equivalents	78,076	51,847	68,566
Weighted average common shares (diluted)	27,372,104	26,455,918	25,959,948
Cash dividends declared per common share	$1.28	$1.16	$1.04
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2017	2016	2015
	(Dollars in thousands)
Net income	$87,204	$76,648	$64,960
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	(677)	(1,133)	(2,083)
Net change in fair value of cash flow hedges	443	2,170	1,199
Net change in other comprehensive income for defined benefit postretirement plans	(260)	78	564
Total other comprehensive income (loss)	(494)	1,115	(320)
Total comprehensive income	$86,710	$77,763	$64,640

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(Dollars in thousands, except per share data)
Balance December 31, 2014	23,998,738	$237	$(3,666)	$3,666	$311,978	$330,444	$(2,132)	$640,527
Net income	—	—	—	—	—	64,960	—	64,960
Other comprehensive loss	—	—	—	—	—	—	(320)	(320)
Common dividend declared ($1.04 per share)	—	—	—	—	—	(27,235)	—	(27,235)
Common stock issued for acquisition	2,052,137	21	—	—	86,394	—	—	86,415
Proceeds from exercise of stock options, net of cash paid	100,794	1	—	—	1,366	—	—	1,367
Tax benefit related to equity award activity	—	—	—	—	1,042	—	—	1,042
Stock based compensation	—	—	—	—	2,490	—	—	2,490
Restricted stock awards issued, net of awards surrendered	23,851	1	—	—	(658)	—	—	(657)
Shares issued under direct stock purchase plan	60,832	—	—	—	2,695	—	—	2,695
Deferred compensation and other retirement benefit obligations	—	—	(292)	292		—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	179	—	—	179
Balance December 31, 2015	26,236,352	$260	$(3,958)	$3,958	$405,486	$368,169	$(2,452)	$771,463
Net income	—	—	—	—	—	76,648	—	76,648
Other comprehensive income	—	—	—	—	—	—	1,115	1,115
Common dividend declared ($1.16 per share)	—	—	—	—	—	(30,722)	—	(30,722)
Common stock issued for acquisition	672,665	7	—	—	40,723	—	—	40,730
Proceeds from exercise of stock options	13,449	—	—	—	201	—	—	201
Tax benefit related to equity award activity	—	—	—	—	476	—	—	476
Stock based compensation	—	—	—	—	2,965	—	—	2,965
Restricted stock awards issued, net of awards surrendered	33,432	1	—	—	(697)	—	—	(696)
Shares issued under direct stock purchase plan	49,915	—	—	—	2,323	—	—	2,323
Deferred compensation and other retirement benefit obligations	—	—	(319)	319	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	187	—	—	187
Balance December 31, 2016	27,005,813	$268	$(4,277)	$4,277	$451,664	$414,095	$(1,337)	$864,690
Cumulative effect accounting adjustment (1)	—	—	—	—	542	(365)	—	177
Net income	—	—	—	—	—	87,204	—	87,204
Other comprehensive loss	—	—	—	—	—	—	(494)	(494)
Common dividend declared ($1.28 per share)	—	—	—	—	—	(34,997)	—	(34,997)
Common stock issued for acquisition	369,286	4	—	—	23,464	—	—	23,468
Proceeds from exercise of stock options, net of cash paid	19,340	—	—	—	214	—	—	214
Stock based compensation	—	—	—	—	3,333	—	—	3,333
Restricted stock awards issued, net of awards surrendered	31,665	1	—	—	(1,423)	—	—	(1,422)
Shares issued under direct stock purchase plan	24,086	—	—	—	1,636	—	—	1,636
Deferred compensation and other retirement benefit obligations	—	—	(313)	313	—	—	—	—
Balance December 31, 2017	27,450,190	$273	$(4,590)	$4,590	$479,430	$465,937	$(1,831)	$943,809

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

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2017	2016	2015
	(Dollars in thousands)
Cash flow from operating activities
Net income	$87,204	$76,648	$64,960
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,681	14,354	12,307
Provision for loan losses	2,950	6,075	1,500
Deferred income tax expense (benefit)	9,211	(5)	10,220
Tax expense related to write-down of investments in low income housing projects	466	—	—
Net (gain) loss on sale of securities	(3)	26	405
Net (gain) loss on bank premises and equipment	(108)	114	221
Loss on extinguishment of debt	—	437	122
Net loss on other real estate owned and foreclosed assets	288	29	1,152
Realized gain on sale leaseback transaction	(1,034)	(1,034)	(1,034)
Stock based compensation	3,333	2,965	2,490
Excess tax benefit related to equity award activity	—	(476)	(1,042)
Increase in cash surrender value of life insurance policies	(4,127)	(4,089)	(3,692)
Change in fair value on loans held for sale	113	(87)	22
Net change in:
Trading assets	(520)	(448)	(356)
Loans held for sale	1,258	(62)	876
Other assets	20,022	7,627	3,842
Other liabilities	(3,825)	(8,738)	(2,450)
Total adjustments	43,705	16,688	24,583
Net cash provided by operating activities	130,909	93,336	89,543
Cash flows used in investing activities
Proceeds from sales of securities available for sale	1,027	618	14,199
Proceeds from maturities and principal repayments of securities available for sale	54,191	69,775	78,497
Purchases of securities available for sale	(140,885)	(69,671)	(73,064)
Proceeds from maturities and principal repayments of securities held to maturity	78,757	90,991	60,168
Purchases of securities held to maturity	(89,033)	(100,198)	(162,021)
Net redemption of Federal Home Loan Bank stock	386	5,229	23,054
Investments in low income housing projects	(7,645)	(7,626)	(15,055)
Purchases of life insurance policies	(164)	(163)	(162)
Net increase in loans	(204,702)	(227,838)	(114,550)
Net cash acquired (used) in business combinations	6,289	8,668	(13,448)
Purchases of bank premises and equipment	(25,080)	(10,395)	(10,488)
Proceeds from the sale of bank premises and equipment	6,306	345	1,233
Proceeds from the sale of other real estate owned and foreclosed assets	3,784	1,583	7,667
Net payments relating to other real estate owned and foreclosed assets	—	(204)	(1,571)
Net cash used in investing activities	(316,769)	(238,886)	(205,541)
Cash flows provided by financing activities
Net decrease in time deposits	(19,509)	(104,803)	(80,726)
Net increase in other deposits	177,241	350,739	428,713
Net repayments of short-term Federal Home Loan Bank borrowings	—	(37,000)	(10,000)
Repayments of long-term Federal Home Loan Bank borrowings	—	(65,791)	(9,000)
Net increase (decrease) in customer repurchase agreements	(14,234)	42,955	(13,932)
Repayments of wholesale repurchase agreements	—	—	(50,000)
Repayments of subordinated debentures	—	—	(30,000)
Net proceeds from exercise of stock options	214	201	1,367
Restricted stock awards issued, net of awards surrendered	(1,422)	(696)	(657)
Excess tax benefit from stock based compensation	—	476	1,042
Tax benefit from deferred compensation distribution	—	187	179
Proceeds from shares issued under direct stock purchase plan	1,636	2,323	2,695

Common dividends paid	(34,045)	(29,711)	(26,172)
Net cash provided by financing activities	109,881	158,880	213,509
Net increase (decrease) in cash and cash equivalents	(75,979)	13,330	97,511
Cash and cash equivalents at beginning of year	289,095	275,765	178,254
Cash and cash equivalents at end of period	$213,116	$289,095	$275,765
Cash paid during the year for
Interest on deposits and borrowings	$18,626	$18,963	$20,773
Income taxes	$32,865	$33,473	$11,841
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned and foreclosed assets	$511	$1,322	$1,522
Other net transfers to other real estate owned	$—	$—	$142
Net increase in capital commitments relating to low income housing project investments	$20	$5,180	$1,658
In conjunction with the Company's acquisitions, assets were acquired and liabilities were assumed as follows
Value of common stock issued for acquisition	$23,468	$40,730	$86,415
Fair value of assets acquired, net of cash acquired	$179,252	$266,242	$598,376
Fair value of liabilities assumed	$162,073	$234,180	$498,513
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Independent Bank Corp. (the “Company”) is a bank holding company whose principal subsidiary is Rockland Trust Company (“Rockland Trust” or the “Bank”). Rockland Trust is a state-chartered commercial bank, which operates eighty-four full service and two limited service retail branches, thirteen commercial banking centers, six investment management offices and one mortgage lending center, all of which are located in Eastern Massachusetts, including Cape Cod and Martha's Vineyard, with the exception of an investment management group/commercial lending office located in Providence, Rhode Island. Rockland Trust deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area. Rockland Trust is a community-oriented commercial bank, and the community banking business is the Company's only reportable operating segment.
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
Loans originated by the Bank to lessors of nonresidential buildings represented 15.4% of the total loan portfolio at both December 31, 2017 and 2016, respectively. Within this concentration category, the Company believes it is well diversified among collateral property types and tenant industries.
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
The Company has elected the fair value option to account for originated closed loans intended for sale. Accordingly, changes in fair value relating to loans intended for sale are recorded in earnings and are offset by changes in fair value relating to interest rate lock commitments and forward sales commitments. Gains and losses on residential loan sales (sales proceeds minus carrying amount) are recorded in mortgage banking income. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and are not deferred.

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
 As a general rule, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans, or sooner if management considers such action to be prudent. However, loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. The Company may also put a junior lien mortgage on nonaccrual status as a result of delinquency with respect to the first position, which is held by the Bank or by another financial institution, while the junior lien is currently performing. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses. When doubt exists as to the collectability of a loan, any payments received are applied to reduce the recorded investment in the asset to the extent necessary to eliminate such doubt. For all loan portfolios, a charge-off occurs when the Company determines that a specific loan, or portion thereof, is uncollectible.  This determination is made based on management's review of specific facts and circumstances of the individual loan, including assessing the viability of the customer’s business or project as a going concern, the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform.
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
In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2017 and 2016, the reserve for unfunded loan commitments was $972,000 and $954,000, respectively.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the net fair value of acquired businesses. Goodwill is not amortized and is assigned to one reporting unit. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, the two step quantitative impairment test is performed. Step one of the quantitative impairment test compares book value to the fair value of the reporting unit. If step one is failed, a detailed step two analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination.
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

Core deposit intangibles	10 years
Noncompete agreements	1-3 years
Leases	3-29 years
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
Retirement Plans
The Company has various retirement plans in place for current and former employees, including postretirement benefit plans, supplemental executive retirement plans, frozen multiemployer pension plans, deferred compensation plans, as well as other benefits.

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
The Director Deferred Compensation and 401(k) Restoration plans allow directors and employees to invest their funds within a rabbi trust, including both Company stock and other investment alternatives offered by the plan. The plans do not permit diversification after initial election and therefore elections made to defer into Company stock result in both the investment and obligation recognized within Stockholders' Equity. Alternatively, investments not in Company stock are included in Securities-trading, with the correlating obligation classified as a liability.
The Company has obligations with various individuals related to certain post-retirement benefits. The obligations are based on the individual's service through retirement, with the associated cost recognized over the requisite service period. The accrual methodology results in an accrued amount at the full eligibility date equal to the then present value of all of the future benefits expected to be paid.
Stock-Based Compensation
The Company recognizes stock-based compensation based on the grant-date fair value of the award, with no adjustment for estimated forfeitures, as forfeitures are recognized when they occur. For restricted stock awards and units, the Company recognizes compensation expense ratably over the vesting period for the fair value of the award, measured at the grant date. For stock option awards, the Company values awards granted using the Black-Scholes option-pricing model. The Company recognizes compensation expense for these awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time. The Company recognizes excess tax benefits on certain stock compensation transactions. The excess tax benefits are recorded through earnings as a discrete item within the Company’s effective tax rate during the period of the transaction.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company's consolidated financial position. Additionally, the disclosure requirements of this standard will be applied on a prospective basis.
FASB ASC Topic 230 "Statement of Cash Flows" Update No. 2016-15. Update No. 2016-15 was issued in August 2016 to reduce diversity of practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update provide guidance on the following eight specific cash flow issues; (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. The amendments in this topic will provide guidance for these eight issues, thereby reducing the current and potential future diversity in practice. The Company adopted this standard effective January 1, 2018 and the impact on the Company's consolidated financial position was immaterial.

FASB ASC Topic 220 "Reporting Comprehensive Income" Update No. 2018-02. Updated No. 2018-02 was issued in February 2018 to allow a reclassification from accumulated other comprehensive income to retained earnings for amounts considered to be stranded in other comprehensive income as are result of the Tax Cuts and Jobs Act ("Tax Act"). These amendments eliminate these stranded tax effects and will improve the usefulness of information reported to financial statement users. However, because these amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial position.
FASB ASC Topic 815 "Derivatives and Hedging" Update No. 2017-12. Update No. 2017-12 was issued in August 2017 to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company's existing hedging relationships.
FASB ASC Topic 718 "Compensation - Stock Compensation" Update No. 2017-09. Update No. 2017-09 was issued in May 2017 to provide clarity and reduce diversity in practice when applying guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. Upon adoption of this standard on January 1, 2018, there was no material impact on the Company's consolidated financial position.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Early adoption is permitted, including adoption in an interim period. The Company early adopted this standard effective January 1, 2017 and the impact on the Company's consolidated financial position was immaterial.
FASB ASC Topic 715 "Compensation - Retirement Benefits" Update No. 2017-07. Update No. 2017-07 was issued in March 2017 to improve the presentation of net periodic pension cost and net periodic postretirement benefit costs. This update requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The amendments in this update are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which the financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be within the first interim period if an employer issues interim financial statements. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption. Upon adoption of this standard on January 1, 2018, there was no material impact on the Company's consolidated financial position.
FASB ASC Subtopic 610-20 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" Update No. 2017-05. Update No. 2017-05 was issued in February 2017 to clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term in substance nonfinancial asset, in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. The amendments in this update also clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. For purposes of that evaluation, the amendments require an entity to evaluate the underlying assets in consolidated subsidiaries to determine whether those assets are within the scope of Subtopic 610-20. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The guidance may be applied earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods in that reporting period. Upon adoption of this standard on January 1, 2018, there was no material impact on the Company's consolidated financial position.
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
Following the issuance of Update 2015-14, Update 2014-09, as amended, is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. A full or modified retrospective transition method is required. The Company's revenue is comprised of net interest income on financial assets and liabilities, and noninterest income.  Interest income, mortgage banking income, gain on sale of equity securities, increase in cash surrender value of life insurance policies and loan level derivative income are accounted for under other U.S. GAAP standards, and are therefore out of scope of the ASC 606 revenue standard. Deposit account fees, interchange and ATM fees, investment management and certain categories of other noninterest income are within the scope of the ASC 606 revenue standard. The Company has adopted the revenue recognition standard as of January 1, 2018 and is using the modified retrospective transition method upon adoption.  The Company completed its review of relevant contracts related to these revenue streams and determined that there were no material changes to be made to revenue recognition upon adoption.
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

FASB ASC Topic 842 "Leases" Update No. 2016-02. Update No. 2016-02 was issued in February 2016 and affects any entity that enters into a lease (as that term is defined in this update), with some specified scope exemptions. The core principle of this update is that a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from previous GAAP. In addition, the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently in the process of reviewing its current lease agreements to assess the impact of the adoption of this standard.

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

The Company accounted for the Island Bancorp acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded merger and acquisition expenses of $3.2 million for the year ended December 31, 2017 related to the Island Bancorp acquisition. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans

The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. The overall discount on the loans acquired in this transaction was due to anticipated credit loss, as well as considerations for liquidity and market interest rates. In addition, the acquired loans were reviewed to determine if the loan had evidence of deterioration of credit quality at the purchase date and also reviewed to determine if it was probable that all contractually required payments will not be collected. Based on the review of the loan portfolio at the time of the acquisition, it was deemed that there was no evidence to show that any of the acquired loans were purchased credit impaired.
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

	Years Ended
	December 31
	2017	2016
	(Dollars in thousands)
Net interest income after provision for loan losses	$258,017	$227,429
Net income	90,025	78,150
Excluded from the pro forma results of operations for the year ended December 31, 2017 are merger-related costs of $2.6 million, net of tax, recognized by both the Company and Island Bancorp in the aggregate. These costs were primarily made up of contract terminations arising due to the change in control, the acceleration of certain compensation and benefit costs, and other merger expenses.

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 SECURITIES
Trading Securities
As of December 31, 2017 and December 31, 2016 the Company had trading securities of $1.3 million and $804,000, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company's non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized holding gains and losses and fair value of securities available for sale and securities held to maturity for the periods indicated:

	December 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$35,475	$86	$(131)	$35,430	$24,006	$238	$—	$24,244
Agency mortgage-backed securities	214,934	1,897	(1,067)	215,764	173,268	2,852	(736)	175,384
Agency collateralized mortgage obligations	124,098	78	(2,164)	122,012	101,094	106	(1,332)	99,868
State, county, and municipal securities	2,237	37	—	2,274	3,743	50	—	3,793
Single issuer trust preferred securities issued by banks	2,012	4	—	2,016	2,311	3	(3)	2,311
Pooled trust preferred securities issued by banks and insurers	2,179	—	(539)	1,640	2,200	—	(616)	1,584
Small business administration pooled securities	47,852	44	(118)	47,778	37,561	—	(372)	37,189
Equity securities	19,432	1,594	(442)	20,584	19,183	641	(553)	19,271
Total available for sale securities	448,219	3,740	(4,461)	447,498	363,366	3,890	(3,612)	363,644
Held to maturity securities
U.S. treasury securities	1,006	29	—	1,035	1,007	47	—	1,054
Agency mortgage-backed securities	204,768	1,791	(736)	205,823	156,088	2,274	(858)	157,504
Agency collateralized mortgage obligations	262,998	397	(4,987)	258,408	297,445	1,002	(3,797)	294,650
Single issuer trust preferred securities issued by banks	1,500	29	—	1,529	1,500	44	—	1,544
Small business administration pooled securities	27,416	183	(200)	27,399	31,036	189	(327)	30,898
Total held to maturity securities	497,688	2,429	(5,923)	494,194	487,076	3,556	(4,982)	485,650
Total	$945,907	$6,169	$(10,384)	$941,692	$850,442	$7,446	$(8,594)	$849,294

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of December 31, 2017 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$3,213	$3,215	$—	$—
Due after one year to five years	49,241	49,312	15,636	15,711
Due after five to ten years	107,417	107,402	16,801	17,098
Due after ten years	268,916	266,985	465,251	461,385
Total debt securities	428,787	426,914	497,688	494,194
Equity securities	19,432	20,584	—	—
Total	$448,219	$447,498	$497,688	$494,194
Inclusive in the table above is $9.4 million of callable securities at December 31, 2017.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $547.2 million and $482.1 million at December 31, 2017 and 2016, respectively.
At December 31, 2017 and 2016, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of stockholders’ equity.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

		December 31, 2017
		Less than 12 months		12 months or longer		Total
Description of securities	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
U.S. government agency securities	4	$24,343	$(131)	$—	$—	$24,343	$(131)
Agency mortgage-backed securities	84	$235,411	$(1,493)	$14,886	$(310)	$250,297	$(1,803)
Agency collateralized mortgage obligations	42	178,142	(1,579)	159,506	(5,572)	337,648	(7,151)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,640	(539)	1,640	(539)
Small business administration pooled securities	4	34,553	(223)	9,647	(95)	44,200	(318)
Equity securities	28	3,290	(39)	7,619	(403)	10,909	(442)
Total temporarily impaired securities	163	$475,739	$(3,465)	$193,298	$(6,919)	$669,037	$(10,384)

		December 31, 2016
		Less than 12 months		12 months or longer		Total
Description of securities	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
Agency mortgage-backed securities	57	$137,949	$(1,594)	$—	$—	$137,949	$(1,594)
Agency collateralized mortgage obligations	32	243,051	(3,140)	47,403	(1,989)	290,454	(5,129)
Single issuer trust preferred securities issued by banks and insurers	1	—	—	1,036	(3)	1,036	(3)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,583	(616)	1,583	(616)
Small business administration pooled securities	5	59,846	(699)	—	—	59,846	(699)
Equity securities	25	3,625	(77)	6,334	(476)	9,959	(553)
Total temporarily impaired securities	121	$444,471	$(5,510)	$56,356	$(3,084)	$500,827	$(8,594)
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at December 31, 2017:

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

There was no OTTI recorded for the years ended December 31, 2017, 2016 or 2015. Additionally, there was no cumulative credit related component of OTTI as of December 31, 2017, 2016 and 2015, as securities with $10.0 million of cumulative credit related OTTI were sold during 2015.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses by loan category and bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis and loans evaluated individually for impairment:

	December 31, 2017
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$16,921	$30,369	$4,522	$1,502	$2,621	$5,238	$393	$61,566
Charge-offs	(3,891)	(39)	—	(302)	(207)	(276)	(1,494)	(6,209)
Recoveries	615	385	—	114	31	198	993	2,336
Provision (benefit)	(389)	738	1,176	263	377	230	555	2,950
Ending balance	$13,256	$31,453	$5,698	$1,577	$2,822	$5,390	$447	$60,643
Ending balance: collectively evaluated for impairment	$13,246	$31,411	$5,698	$1,576	$1,815	$5,125	$430	$59,301
Ending balance: individually evaluated for impairment	$10	$42	$—	$1	$1,007	$265	$17	$1,342
Financing receivables ending balance:
Collectively evaluated for impairment	$853,885	$3,093,945	$401,797	$131,667	$733,809	$1,045,053	$9,573	$6,269,729
Individually evaluated for impairment	34,643	16,638	—	703	13,684	6,826	307	72,801
Purchased credit impaired loans	—	5,978	—	—	6,836	209	—	13,023
Total loans by group	$888,528	$3,116,561	$401,797	$132,370	$754,329	$1,052,088	$9,880	$6,355,553	(1)

	December 31, 2016
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$13,802	$27,327	$5,366	$1,264	$2,590	$4,889	$587	$55,825
Charge-offs	(593)	(414)	—	(228)	(28)	(602)	(1,607)	(3,472)
Recoveries	859	564	—	195	299	141	1,080	3,138
Provision (benefit)	2,853	2,892	(844)	271	(240)	810	333	6,075
Ending balance	$16,921	$30,369	$4,522	$1,502	$2,621	$5,238	$393	$61,566
Ending balance: collectively evaluated for impairment	$13,260	$30,173	$4,522	$1,494	$1,535	$4,996	$372	$56,352
Ending balance: individually evaluated for impairment	$3,661	$196	$—	$8	$1,086	$242	$21	$5,214
Financing receivables ending balance:
Collectively evaluated for impairment	$862,875	$2,983,642	$320,391	$121,855	$622,392	$982,095	$10,666	$5,903,916
Individually evaluated for impairment	39,178	16,813	—	871	14,175	5,863	397	77,297
Purchased credit impaired loans	—	10,343	—	—	7,859	189	1	18,392
Total loans by group	$902,053	$3,010,798	$320,391	$122,726	$644,426	$988,147	$11,064	$5,999,605	(1)

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2015
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$15,573	$25,873	$3,945	$1,171	$2,834	$4,956	$748	$55,100
Charge-offs	(2,010)	(330)	—	(267)	(285)	(710)	(1,316)	(4,918)
Recoveries	1,593	1,073	—	264	133	356	724	4,143
Provision (benefit)	(1,354)	711	1,421	96	(92)	287	431	1,500
Ending balance	$13,802	$27,327	$5,366	$1,264	$2,590	$4,889	$587	$55,825
Ending balance: collectively evaluated for impairment	$13,619	$27,123	$5,366	$1,260	$1,312	$4,651	$564	$53,895
Ending balance: individually evaluated for impairment	$183	$204	$—	$4	$1,278	$238	$23	$1,930
Financing receivables ending balance:
Collectively evaluated for impairment	$838,129	$2,619,294	$373,064	$95,225	$614,014	$921,563	$14,427	$5,475,716
Individually evaluated for impairment	5,147	22,986	304	1,021	15,405	5,989	558	51,410
Purchase credit impaired loans	—	11,154	—	—	9,187	251	3	20,595
Total loans by group	$843,276	$2,653,434	$373,368	$96,246	$638,606	$927,803	$14,988	$5,547,721	(1)

(1)
The amount of net deferred costs on originated loans included in the ending balance was $6.1 million, $5.1 million, and $4.3 million at December 31, 2017, 2016, and 2015, respectively. Net unamortized discounts on acquired loans not deemed to be PCI included in the ending balance was $9.4 million, $8.6 million, and $6.6 million at December 31, 2017, 2016, and 2015, respectively.

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
Consumer Portfolio

•
Residential Real Estate: Residential mortgage loans held in the Company’s portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors such as current and expected income, employment status, current assets, other financial resources, credit history and the value of the collateral.  Collateral consists of mortgage liens on 1-4 family residential properties.  Residential mortgage loans also include loans to construct owner-occupied 1-4 family residential properties.

•
Home Equity: Home equity loans and credit lines are made to qualified individuals and are primarily secured by senior or junior mortgage liens on owner-occupied 1-4 family homes, condominiums or vacation homes. Each home equity loan has a fixed rate and is billed in equal payments comprised of principal and interest. Each home equity line of credit has a variable rate and is billed in interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the then outstanding principal balance plus all accrued interest over a predetermined repayment period, as set forth in the note. Additionally, the Company has the option of renewing each line of credit for additional draw periods.  Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines.

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

Credit Quality
The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as adversely risk-rated, delinquent, impaired, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring (“TDR”).
The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For the commercial portfolio, the Company utilizes a 10-point credit risk-rating system, which assigns a risk-grade to each loan obligation based on a number of quantitative and qualitative factors associated with a commercial or small business loan transaction. Factors considered include industry and market conditions, position within the industry, earnings trends, operating cash flow, asset/liability values, debt capacity, guarantor strength, management and controls, financial reporting, collateral, and other considerations. The risk-ratings categories are defined as follows:

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company utilizes a comprehensive strategy for monitoring commercial credit quality. Actively managed commercial borrowers are required to provide updated financial information at least annually which is carefully evaluated for any changes in credit quality. Larger loan relationships are subject to a full annual credit review by an experienced credit analysis group, while continuous portfolio monitoring techniques are employed to evaluate changes in credit quality for smaller loan relationships. Additionally, the Company retains an independent loan review firm to evaluate the credit quality of the commercial loan portfolio. The independent loan review process achieves significant penetration into the commercial loan portfolio and reports the results of these reviews to the Audit Committee of the Board of Directors on a quarterly basis.
The following table details the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		December 31, 2017
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$806,331	$3,007,672	$400,964	$130,265	$4,345,232
Potential weakness	7	16,563	69,788	—	1,471	87,822
Definite weakness - loss unlikely	8	59,415	38,637	833	631	99,516
Partial loss probable	9	6,219	464	—	3	6,686
Definite loss	10	—	—	—	—	—
Total		$888,528	$3,116,561	$401,797	$132,370	$4,539,256
		December 31, 2016
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$783,825	$2,876,570	$317,099	$120,304	$4,097,798
Potential weakness	7	46,176	84,641	1,363	1,859	134,039
Definite weakness - loss unlikely	8	71,991	47,164	1,929	556	121,640
Partial loss probable	9	61	2,423	—	7	2,491
Definite loss	10	—	—	—	—	—
Total		$902,053	$3,010,798	$320,391	$122,726	$4,355,968

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

	December 31
	2017	2016
Residential portfolio
FICO score (re-scored)(1)	745	743
LTV (re-valued)(2)	59.2%	63.2%
Home equity portfolio
FICO score (re-scored)(1)	766	767
LTV (re-valued)(2)(3)	50.1%	55.9%

(1)
The average FICO scores at December 31, 2017 are based upon rescores available from August 2017 and origination score data for loans booked between September and December 2017. The average FICO scores at December 31, 2016 are based upon rescores available from November 2016 and origination score data for loans booked in December 2016.

(2)
The combined LTV ratios for December 31, 2017 are based upon updated automated valuations as of August 2017, when available, and/or the most current valuation data available as of December 31, 2017. The combined LTV ratios for December 31, 2016 are based upon updated automated valuations as of March 2015, when available, and /or the most current valuation data for loans as of December 31, 2016. The updated automated valuations provides new information on loans that may be available since the previous valuation was obtained. If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.

(3)	For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
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
The following table shows the carrying value of nonaccrual loans at the dates indicated:

	December 31
	2017	2016
	(Dollars in thousands)
Commercial and industrial	$32,055	$37,455
Commercial real estate	3,123	6,266
Small business	230	302
Residential real estate	8,129	7,782
Home equity	6,022	5,553
Other consumer	71	47
Total nonaccrual loans (1)	$49,630	$57,405

(1)	Included in these amounts were $6.1 million and $5.2 million of nonaccruing TDRs at December 31, 2017 and 2016, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows information regarding foreclosed residential real estate property at the date indicated:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$612	$3,775
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$2,971	$1,715
The following table shows the age analysis of past due financing receivables as of the dates indicated:

	December 31, 2017
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Commercial and industrial	2	$195	2	$370	14	$32,007	18	$32,572	$855,956	$888,528	$—
Commercial real estate	7	3,060	—	—	9	1,793	16	4,853	3,111,708	3,116,561	—
Commercial construction	—	—	—	—	—	—	—	—	401,797	401,797	—
Small business	17	339	11	144	10	57	38	540	131,830	132,370	—
Residential real estate	6	870	13	2,385	22	3,471	41	6,726	747,603	754,329	—
Home equity	22	1,310	6	451	20	2,025	48	3,786	1,048,302	1,052,088	—
Other consumer (1)	265	197	16	27	17	45	298	269	9,611	9,880	8
Total	319	$5,971	48	$3,377	92	$39,398	459	$48,746	$6,306,807	$6,355,553	$8

	December 31, 2016
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Commercial and industrial	8	$100	32	$253	6	$2,480	46	$2,833	$899,220	$902,053	$—
Commercial real estate	5	1,518	8	1,957	8	3,105	21	6,580	3,004,218	3,010,798	—
Commercial construction	—	—	—	—	—	—	—	—	320,391	320,391	—
Small business	9	323	—	—	19	140	28	463	122,263	122,726	—
Residential real estate	11	1,277	9	1,950	27	3,507	47	6,734	637,692	644,426	—
Home equity	19	1,117	11	767	16	1,209	46	3,093	985,054	988,147	—
Other consumer (1)	249	184	12	17	15	7	276	208	10,856	11,064	2
Total	301	$4,519	72	$4,944	91	$10,448	464	$19,911	$5,979,694	$5,999,605	$2

(1)	Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	December 31
	2017	2016
	(Dollars in thousands)
TDRs on accrual status	$25,852	$27,093
TDRs on nonaccrual status	6,067	5,199
Total TDRs	$31,919	$32,292
Amount of specific reserves included in the allowance for loan loss associated with TDRs:	$1,342	$1,417
Additional commitments to lend to a borrower who has been a party to a TDR:	$487	$1,378
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Years Ended December 31
	2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	12	$1,787	$1,787
Commercial real estate	6	2,705	2,705
Small business	9	369	369
Residential real estate	10	1,284	1,326
Home equity	17	1,985	1,988
Total	54	$8,130	$8,175

	2016
Troubled debt restructurings
Commercial and industrial	10	$1,623	$1,623
Commercial real estate	10	2,959	2,959
Small business	3	188	188
Residential real estate	8	1,808	1,850
Home equity	13	932	932
Other consumer	6	153	153
Total	50	$7,663	$7,705

	2015
Troubled debt restructurings
Commercial and industrial	13	$1,314	$1,314
Commercial real estate	6	2,941	2,941
Small business	9	293	293
Residential real estate	8	843	870
Home equity	8	694	694
Total	44	$6,085	$6,112

(1)
The post-modification balances represent the legal principal balance of the loan on the date of modification. These amounts may show an increase when modifications include a capitalization of interest.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	Years Ended December 31
	2017	2016	2015
	(Dollars in thousands)
Extended maturity	$5,881	$5,044	$2,936
Adjusted interest rate	—	92	—
Combination rate and maturity	568	1,035	2,199
Court ordered concession	1,726	1,534	977
Total	$8,175	$7,705	$6,112
The Company considers a loan to have defaulted when it reaches 90 days past due. The following table shows loans that were modified during the prior twelve months and subsequently defaulted during the periods indicated:

	Years Ended December 31
	2017		2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial & industrial	1	$122	—	$—	3	$339
Commercial real estate	—	—	1	249	1	502
Residential real estate	—	—	—	—	2	326
Home equity	—	—	—	—	1	100
Total	1	$122	1	$249	7	$1,267
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth information regarding the Company’s impaired loans. The information for average recorded investment and interest income recognized is reflective of the full period being presented and does not take into account the date at which a loan was deemed to be impaired. See information below as of the dates indicated:

	As of and For the Years Ended December 31
	2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$34,267	$38,329	$—	$36,631	$446
Commercial real estate	13,245	14,374	—	13,683	559
Small business	556	619	—	569	21
Residential real estate	4,264	4,397	—	4,332	218
Home equity	4,950	5,056	—	5,063	198
Other consumer	91	92	—	102	7
Subtotal	57,373	62,867	—	60,380	1,449
With an allowance recorded
Commercial and industrial	376	376	10	391	19
Commercial real estate	3,393	3,399	42	3,447	198
Small business	147	153	1	238	14
Residential real estate	9,420	10,154	1,007	9,575	284
Home equity	1,876	2,110	265	1,916	55
Other consumer	216	217	17	233	7
Subtotal	15,428	16,409	1,342	15,800	577
Total	$72,801	$79,276	$1,342	$76,180	$2,026
	2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$28,776	$29,772	$—	$26,472	$927
Commercial real estate	11,628	12,891	—	12,744	437
Small business	494	569	—	534	20
Residential real estate	4,216	4,427	—	4,302	185
Home equity	4,485	4,572	—	4,602	184
Other consumer	146	146	—	160	11
Subtotal	49,745	52,377	—	48,814	1,764
With an allowance recorded
Commercial and industrial	10,402	10,440	3,661	10,760	325
Commercial real estate	5,185	5,533	196	5,491	200
Small business	377	392	8	408	21
Residential real estate	9,959	10,530	1,086	10,065	332
Home equity	1,378	1,547	242	1,403	50
Other consumer	251	252	21	268	8
Subtotal	27,552	28,694	5,214	28,395	936
Total	$77,297	$81,071	$5,214	$77,209	$2,700

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$2,613	$3,002	$—	$3,024	$71
Commercial real estate	12,008	13,128	—	11,676	375
Commercial construction	304	305	—	308	—
Small business	527	618	—	584	22
Residential real estate	3,874	4,033	—	3,958	157
Home equity	4,893	5,005	—	5,023	195
Other consumer	184	185	—	201	15
Subtotal	24,403	26,276	—	24,774	835
With an allowance recorded
Commercial and industrial	2,534	2,648	183	2,848	48
Commercial real estate	10,978	11,047	204	10,789	592
Small business	494	523	4	535	30
Residential real estate	11,531	12,652	1,278	11,669	460
Home equity	1,096	1,287	238	655	14
Other consumer	374	389	23	408	14
Subtotal	27,007	28,546	1,930	26,904	1,158
Total	$51,410	$54,822	$1,930	$51,678	$1,993
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

	December 31
	2017	2016
	(Dollars in thousands)
Outstanding balance	$14,485	$20,477
Carrying amount	$13,023	$18,392
The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	2017	2016
	(Dollars in thousands)
Beginning balance	$2,370	$2,827
Accretion	(1,475)	(1,540)
Other change in expected cash flows (1)	748	953
Reclassification from nonaccretable difference for loans which have paid off (2)	148	130
Ending balance	$1,791	$2,370

(1)	Represents changes in cash flows expected to be collected resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).

(2)	Results in increased income during the period when a loan pays off at amount greater than originally expected.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 BANK PREMISES AND EQUIPMENT
Bank premises and equipment at December 31, were as follows:

	2017	2016	Estimated Useful Life
	(Dollars in thousands)		(In years)
Cost
Land	$23,719	$20,585	n/a
Bank premises	49,159	43,553	5-40
Leasehold improvements	25,184	24,387	1-27
Furniture and equipment	62,521	58,237	1-12
Leased equipment	10,644	—	7
Total cost	171,227	146,762
Accumulated depreciation	(76,505)	(68,282)
Net bank premises and equipment	$94,722	$78,480
Depreciation expense related to bank premises and equipment was $8.5 million in 2017, $7.3 million in 2016, and $7.0 million in 2015, which is primarily included in occupancy and equipment expenses. Depreciation expense relating to computer software is included within other noninterest expense.

During 2017, the Company purchased equipment that was subject to a master lease agreement with a third party lessee.  As such, the Company assumed the role of lessor in conjunction with the purchase, which was deemed to be an operating lease for accounting purposes.  The Company purchased a total of $10.6 million of equipment subject to the lease agreement in 2017.  In addition, the Company recognized rental income of $1.3 million for the year ended December 31, 2017, as well as depreciation expense of $939,000, which is included in the totals above.

NOTE 6 GOODWILL AND OTHER INTANGIBLE ASSETS
The following table sets forth the carrying value of goodwill and other intangible assets, net of accumulated amortization, at December 31:

	2017	2016
	(Dollars in thousands)
Balances not subject to amortization
Goodwill	$231,806	$221,526
Balances subject to amortization
Core deposit intangibles	8,636	8,527
Other intangible assets	705	1,321
Total other intangible assets	9,341	9,848
Total goodwill and other intangible assets	$241,147	$231,374

The changes in the carrying value of goodwill for the periods indicated were as follows:

	2017	2016
	(Dollars in thousands)
Balance at beginning of year	$221,526	$201,083
Acquisitions	10,280	20,443
Balance at end of year	$231,806	$221,526
The gross carrying amount and accumulated amortization of other intangible assets were as follows at the dates indicated:

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31
	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposit intangibles	$26,736	$(18,100)	$8,636	$23,917	$(15,390)	$8,527
Other intangible assets	3,165	(2,460)	705	3,020	(1,699)	1,321
Total	$29,901	$(20,560)	$9,341	$26,937	$(17,089)	$9,848

Amortization of intangible assets was $3.5 million for 2017 and $2.8 million for both 2016 and 2015.
The following table sets forth the estimated annual amortization expense of intangible assets for each of the next five years:

Year	Amount
(Dollars in thousands)
2018	$2,394
2019	$1,687
2020	$1,414
2021	$1,245
2022	$948
The original weighted average amortization period for intangible assets is 9.8 years.

NOTE 7 DEPOSITS
The following is a summary of the scheduled maturities of time deposits as of December 31:

	2017		2016
	(Dollars in thousands)
1 year or less	$393,452	61.1%	$430,834	66.4%
Over 1 year to 2 years	119,341	18.5%	82,627	12.7%
Over 2 years to 3 years	57,619	8.9%	44,190	6.8%
Over 3 years to 4 years	41,183	6.4%	49,446	7.6%
Over 4 years to 5 years	32,706	5.1%	42,055	6.5%
Total	$644,301	100.0%	$649,152	100.0%
The amount of overdraft deposits that were reclassified to the loan category were $2.3 million at both December 31, 2017 and 2016.
The Company has pledged assets as collateral covering certain deposits in the amount of $349.2 million and $299.7 million at December 31, 2017 and 2016, respectively.
The Bank's deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The amount of time deposit accounts equal to or greater than $250,000 as of December 31, 2017 and 2016 is $80.0 million and $75.3 million, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 BORROWINGS

Federal Home Loan Bank Borrowings
Advances payable to the Federal Home Loan Bank as of December 31 are summarized as follows:

	2017		2016
		Weighted		Weighted
		Average		Average
	Total	Contractual	Total	Contractual
	Outstanding	Rate	Outstanding	Rate
	(Dollars in thousands)
Stated Maturity
2017	$—	—%	$50,000	2.43%
2018	52,475	1.58%	—	—%
Subtotal	52,475	1.58%	50,000	2.43%
Amortizing advances	789		819
Total Federal Home Loan Bank Advances	$53,264		$50,819
To manage the interest rate risk of these advances, the Company may enter into interest rate swap agreements which effectively fix the rate of the borrowing. Inclusive of the impact of these swap arrangements, the weighted average rate of the FHLB borrowings was 2.47% and 3.42% at December 31, 2017 and 2016, respectively.
During 2016, exclusive of the impact from the NEB acquisition, the Company repaid $49.0 million of FHLB borrowings prior to the maturity date of the borrowings. This prepayment resulted in a loss on extinguishment of debt of $437,000. The Company also repaid $13.0 million of FHLB borrowings in 2015, resulting in a loss on extinguishment of debt of $122,000. There were no prepayments made during 2017.
The Company’s FHLB advances are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the FHLB, and by residential mortgages, and certain commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $1.5 billion and $1.4 billion at December 31, 2017 and 2016, respectively. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $954.8 million and $793.1 million at December 31, 2017 and 2016, respectively, inclusive of a $5.0 million line of credit. At December 31, 2017 and 2016, the Company had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB's collateral pledging program.
Short-Term Debt
The Company’s short-term borrowings consist of customer repurchase agreements, and amounted to $162.7 million and $176.9 million at December 31, 2017 and 2016, respectively.
The interest expense on short-term borrowings was $257,000, $208,000, and $210,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth the remaining contractual maturity of the Company’s repurchase agreements allocated by source of collateral at the dates indicated:

	December 31
	2017	2016
	(Dollars in thousands)
Sources of Collateral
U.S. government agency securities	$16,867	$20,233
Agency mortgage-backed securities	51,273	79,079
Agency collateralized mortgage obligations	94,539	77,601
Total customer repurchase agreements (1)	$162,679	$176,913
(1)    All customer repurchase agreements have an overnight and continuous maturity date.
For further information regarding the Company's repurchase agreements see Note 12, Balance Sheet Offsetting.
Long-Term Debt
The following table summarizes long-term debt, net of debt issuances costs, as of the periods indicated:

	December 31
	2017	2016
	(Dollars in thousands)
Junior subordinated debentures
Capital Trust V	$51,503	$51,500
Slades Ferry Trust I	10,229	10,224
Central Trust I	5,258	5,302
Central Trust II	6,083	6,081
Subordinated debentures	34,682	34,635
Total long-term debt	$107,755	$107,742

The interest expense on long-term debt was $4.0 million, $5.8 million, and $6.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.
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
Capital Trust V
$50.0 million due in 2037, interest at a variable rate of 3 month LIBOR plus 1.48% (3.07% at December 31, 2017),which, effective on January 17, 2017, has been converted to a fixed rate of 2.84% through the use of an interest rate swap. Prior to 2017, this borrowing had been converted to a fixed rate of 6.52%, through the use of an interest rate swap which expired on December 28, 2016. These securities are callable quarterly, until maturity.

Slades Ferry Trust I	$10.0 million due in 2034, bearing interest at a variable rate of 3 month LIBOR plus 2.79% (4.39% at December 31, 2017). These securities are callable quarterly, until maturity.
Central Trust I	$5.1 million due in 2034, bearing interest at a variable rate of 3 month LIBOR plus 2.44% (4.03% at December 31, 2017). These securities are callable quarterly, until maturity.
Central Trust II
$5.9 million due in 2037, bearing interest at a variable rate of 3 month LIBOR plus 1.65% (3.24% at December 31, 2017), beginning in March of 2017. Previously, the interest was at a fixed rate of 7.015%. These securities are callable quarterly, until maturity.

All obligations under these trust preferred securities are unconditionally guaranteed by the Company.
Subordinated Debentures: At December 31, 2017 and 2016 there was $35.0 million of outstanding principal amount subordinated debentures at the bank holding company. The subordinated debentures were issued to several investors via private placement on November 17, 2014. The subordinated debt matures on November 15, 2024, however with regulatory approval, the Bank may redeem the subordinated debt without penalty at any scheduled payment date on or after November 15, 2019 with 30 days notice. The interest rate is fixed at 4.75% through November 15, 2019, after which it converts to LIBOR plus 2.98%.
The following table sets forth the contractual maturities of long-term debt over the next five years:

	2018	2019	2020	2021	2022	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures
Capital trust V	$—	$—	$—	$—	$—	$51,547	$51,547
Slades ferry trust I	—	—	—	—	—	10,310	10,310
Central trust I	—	—	—	—	—	5,258	5,258
Central trust II	—	—	—	—	—	6,083	6,083
Subordinated debentures	—	—	—	—	—	35,000	35,000
Total	$—	$—	$—	$—	$—	$108,198	$108,198

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 EARNINGS PER SHARE
Earnings per share consisted of the following components for the years ended December 31:

	2017	2016	2015
	(Dollars in thousands, except per share data)
Net income	$87,204	$76,648	$64,960

Weighted Average Shares
Basic shares	27,294,028	26,404,071	25,891,382
Effect of dilutive securities	78,076	51,847	68,566
Diluted shares	27,372,104	26,455,918	25,959,948

Net income per share
Basic EPS	$3.19	$2.90	$2.51
Effect of dilutive securities	—	—	(0.01)
Diluted EPS	$3.19	$2.90	$2.50
For the year ended December 31, 2017 there were 103 options to purchase common stock and no shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. There were no options to purchase common stock or shares of performance-based restricted stock that were considered anti-dilutive for the years ended December 31, 2016 and 2015.

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
The following table presents the amount of cumulatively granted stock options and restricted stock awards, net of forfeitures, through December 31, 2017:

	Authorized Awards	Cumulative Granted, Net of Forfeitures		Total	Authorized but Unissued
		Stock Option Awards	Restricted Stock Awards

2005 Plan	1,650,000	537,941	695,546	1,233,487	416,513
2010 Plan	314,600	42,000	93,245	135,245	179,355
The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized for the years presented:

	Years Ended December 31
	2017	2016	2015
	(Dollars in thousands)
Stock based compensation expense
Restricted stock awards(1)	$2,730	$2,590	$2,296
Directors’ fee expense
Stock options	76	72	—
Restricted stock awards	527	303	194
Total stock based award expense	$3,333	$2,965	$2,490
Related tax benefits recognized in earnings	$1,362	$1,211	$1,122

(1)	Inclusive of compensation expense associated with time-vested and performance-based restricted stock awards.
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

•
Prior to January 1, 2017, the stock based compensation expense recognized in earnings was based on the amount of awards ultimately expected to vest, therefore a forfeiture assumption was estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Stock based compensation expense recognized was reduced for annualized estimated forfeitures of 4.5% in both 2016 and 2015 based on historical experience. Effective January 1, 2017, the Company adopted new accounting guidance and elected to no longer estimate forfeitures on stock compensation and instead recognize forfeitures when they occur. The election required a cumulative effect adjustment to retained earnings which did not materially impact the Company's consolidated financial position.

The Company made the following awards of nonqualified options to purchase shares of common stock in 2017 and 2016. There were no such awards made in 2015.

	Years Ended December 31
	2017	2016
Date of grant	11/7/2017	7/14/2016	2/20/2016
Plan	2010	2010	2010
Options granted	5,000	5,000	5,000
Vesting period (beginning on the grant date)	14 months	18 months	22 months
Expiration date	11/7/2027	7/14/2026	2/20/2026
Expected volatility	20.80%	32.28%	32.44%
Expected life (years)	5.5	5.5	5.5
Expected dividend yield	1.87%	2.37%	2.28%
Risk free interest rate	2.02%	1.14%	1.29%
Fair value per option	$12.43	$11.46	$10.59

Under all of the Company’s stock based plans, the option exercise price is based upon the average of the high and low trading value of the stock on the date of grant. Stock option awards granted to date under all plans expire through 2027.
The following table presents relevant information relating to the Company’s stock options for the periods indicated:

	Years Ended December 31
	2017	2016	2015
	(Dollars in thousands, except per share data)
Fair value of stock options vested based on grant date fair value	$72	$37	$14
Intrinsic value of stock options exercised	$1,082	$494	$3,362
Cash received from stock option exercises	$918	$680	$6,105
Tax benefit realized on stock option exercises/repurchase	$442	$204	$1,362
Weighted average grant date fair value of options granted (per share)	$12.43	$11.03	$—

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity of the Company’s Stock Option Grants for the year ended December 31, 2017 is presented in the table below:

	Outstanding					Nonvested
	Stock Option Awards		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)	Stock Option Awards	Weighted Average Grant Date Fair Value
	(Dollars in thousands, except per share data)
Balance at January 1, 2017	109,650		$29.93			6,666	$11.03
Granted	5,000		70.28			5,000	12.43
Exercised	(30,150)		30.43			—	—
Vested	n/a		n/a			(6,667)	10.85
Forfeited	—		—			—	—
Expired	(500)		28.88			—	—
Balance at December 31, 2017	84,000	(2)	$32.16	3.04 years	$3,258	4,999	$12.11
Options outstanding and expected to vest at December 31, 2017	84,000	(3)	$32.16	3.04 years	$3,258
Options exercisable at December 31, 2017	79,001	(4)	$30.21	2.64 years	$3,218
Unrecognized compensation cost								$22
Weighted average remaining recognition period (years)								1.00

(1)
The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2017 of $70.95, which would have been received by the option holders had they all exercised their options as of that date.

(2)	Inclusive of 38,000 stock options outstanding to Directors.
(3) Inclusive of 38,000 vested stock options and expected to vest to Directors.
(4) Inclusive of 33,001 vested stock options outstanding to Directors.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock
The Company grants both time-vested restricted stock awards as well as performance-based restricted stock awards. During the years ended December 31, 2017, 2016, and 2015 the Company has made the following restricted stock award grants:

	Shares Granted		Plan	Fair Value (1)	Vesting Period
Time-vested
2017
2/13/2017	1,200	1,200	2005	$62.53	Ratably over 5 years from grant date
2/16/2017	34,150	34,150	2005	$63.10	Ratably over 5 years from grant date
3/31/2017	500	500	2005	$65.63	Ratably over 5 years from grant date
4/3/2017	1,500	1,500	2005	$64.14	Once on November 30, 2017 (2)
5/15/2017	1,000	1,000	2005	$64.03	Ratably over 5 years from grant date
5/23/2017	7,000	7,000	2010	$61.95	At the end of 5 years from grant date (3)
6/15/2017	950	950	2005	$66.18	Ratably over 5 years from grant date

2016
2/11/2016	51,475		2005	$41.96	Ratably over 5 years from grant date
3/1/2016	600		2005	$44.37	Ratably over 5 years from grant date
5/24/2016	8,700		2010	$48.34	At the end of 5 years from grant date (3)
9/19/2016	800		2005	$52.92	Ratably over 5 years from grant date
11/7/2016	500		2005	$54.28	Ratably over 5 years from grant date
11/14/2016	725		2010	$63.43	Once on May 24, 2021 (4)
2015
2/11/2015	31,500		2005	$39.42	Ratably over 5 years from grant date
2/12/2015	25,910		2005	$40.03	Ratably over 5 years from grant date
3/19/2015	3,800		2005	$43.56	Ratably over 5 years from grant date
4/27/2015	625		2005	$41.61	At the end of 3 years from grant date
4/27/2015	1,875		2005	$41.61	At the end of 5 years from grant date
5/27/2015	8,800		2010	$45.02	At the end of 5 years from grant date (3)
7/14/2015	800		2010	$47.82	Once on May 27, 2020 (5)
10/13/2015	1,000		2005	$46.09	Ratably over 5 years from grant date
10/20/2015	2,000		2005	$46.47	Ratably over 5 years from grant date

Performance-based
2/16/2017	14,400		2005	$63.10	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2020.
2/11/2016	20,450		2005	$41.96	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2019.
2/12/2015	21,780		2005	$40.03	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2018.

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

(2)	This restricted stock grant fully vested upon an employee's termination, on November 30, 2017.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	These restricted stock grants will vest at the end of a five year period, or earlier if the director ceases to be a director for any reason other than cause, such as, for example, by retirement.

(4)	These restricted stock grants will vest on May 24, 2021, or earlier if the director ceases to be a director for any reason other than cause, such as, for example, by retirement.

(5)	These restricted stock grants will vest on May 27, 2020, or earlier if the director ceases to be a director for any reason other than cause, such as, for example, by retirement.
The following table presents the fair value of restricted stock awards vesting during the periods presented:

	Years Ended December 31
	2017	2016	2015
	(Dollars in thousands)
Fair value of restricted stock awards upon vesting	$5,717	$3,019	$2,610
A summary of the status of the Company’s Restricted Stock Award Grants for the year ended December 31, 2017 is presented in the table below:

	Outstanding Restricted Stock Awards		Weighted Average Grant Price ($)
	(Dollars in thousands, except per share data)
Balance at January 1, 2017	264,315		$38.88
Granted	60,700		63.07
Vested/released	(89,436)		36.79
Forfeited	(9,614)		39.49
Balance at December 31, 2017	225,965	(1)	$46.18
Unrecognized compensation cost (inclusive of directors’ fees)				$6,355
Weighted average remaining recognition period (years)				3.00

(1)	Inclusive of 38,445 restricted stock awards outstanding to Directors.

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

December 31, 2017
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	1.54%	2.94%	$(264)
25,000	1-Apr-16	17-Jan-17	15-Dec-21	3 Month LIBOR	1.59%	1.36%	772
25,000	1-Apr-16	17-Jan-17	15-Dec-21	3 Month LIBOR	1.59%	1.36%	763
25,000	18-Jul-17	15-Aug-17	15-Aug-22	3 Month LIBOR	1.42%	1.88%	345
$100,000							$1,616

December 31, 2016
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.95%	2.94%	$(740)
25,000	1-Apr-16	17-Jan-17	15-Dec-21	3 Month LIBOR	N/A	1.36%	689
25,000	1-Apr-16	17-Jan-17	15-Dec-21	3 Month LIBOR	N/A	1.36%	675
$75,000							$624
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $202,000 (pre-tax) to be reclassified as an offset to interest expense from OCI, related to the Company’s cash flow hedges, in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of December 31, 2017.
The Company recognized $244,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for the years ended December 31, 2017, 2016 and 2015.
The Company had no fair value hedges during 2017, 2016 and 2015.
Customer Related Positions
Loan level derivatives, primarily interest rate swaps, offered to commercial borrowers through the Company’s loan level derivative program do not qualify as hedges for accounting purposes. The Company believes that its exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an offsetting dealer transaction. The commercial customer derivative program allows the Company to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. The amounts relating to the notional principal amount are not actually exchanged.
Foreign exchange contracts offered to commercial borrowers through the Company’s derivative program do not qualify as hedges for accounting purposes. The Company acts as a seller and buyer of foreign exchange contracts to accommodate its customers. To mitigate the market and liquidity risk associated with these derivatives, the Company enters into similar offsetting positions. The amounts relating to the notional principal amount are exchanged.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

	Number of Positions (1)	Notional Amount Maturing
		Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2017
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	246	$36,023	$61,500	$152,287	$111,147	$591,385	$952,342	$3,875
Pay fixed, receive variable	231	$36,023	$61,500	$152,287	$111,147	$591,385	$952,342	$(3,880)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	15	$26,382	$3,780	$—	$—	$—	$30,162	$1,202
Buys U.S. currency, sells foreign currency	15	$26,382	$3,780	$—	$—	$—	$30,162	$(1,188)
	December 31, 2016
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	222	$30,245	$21,708	$63,771	$165,783	$567,897	$849,404	$12,005
Pay fixed, receive variable	207	$30,245	$21,708	$63,771	$165,783	567,897	$849,404	$(12,008)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	33	$45,711	$—	$—	$—	$—	$45,711	$(2,250)
Buys U.S. currency, sells foreign currency	33	$45,711	$—	$—	$—	$—	$45,711	$2,277

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
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
The change in fair value on the interest rate lock commitments and forward delivery sale commitments are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was a decrease of $113,000, an increase of $87,000 and a decrease of $22,000 for the years ended December 31, 2017, 2016, and 2015, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives. Additionally, the aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income amounted to $4.7 million, $6.1 million and $4.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	December 31, 2017	December 31, 2016	Balance Sheet Location	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$1,880	$1,364	Other liabilities	$264	$740
Derivatives not designated as hedges
Customer Related Positions:
Loan level derivatives	Other assets	14,236	18,629	Other liabilities	14,241	18,632
Foreign exchange contracts	Other assets	1,202	2,338	Other liabilities	1,188	2,311
Mortgage Derivatives
Interest rate lock commitments	Other assets	149	430	Other liabilities	—	—
Forward sales agreements	Other assets	9	—	Other liabilities	—	233
		15,596	21,397		15,429	21,176
Total		$17,476	$22,761		$15,693	$21,916
The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Years Ended December 31
	2017	2016	2015
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$443	$2,170	$1,199
Loss reclassified from OCI into interest expense (effective portion)	$(441)	$(2,520)	$(2,828)
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest expense	$—	$—	$—
Other expense	—	—	—
Total	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$6	$73	$60
Other expenses	(21)	(82)	(53)
Changes in fair value of mortgage derivatives
Mortgage banking income	(39)	(35)	(50)
Total	$(54)	$(44)	$(43)

The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $4.2 million and $12.8 million at December 31, 2017 and December 31, 2016, respectively. Although none of the contingency provisions have applied

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as of December 31, 2017 and December 31, 2016, the Company has posted collateral to offset the net liability exposure with institutional counterparties.

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company's exposure relating to institutional counterparties was $7.1 million and $4.7 million at December 31, 2017 and 2016, respectively. The Company’s exposure relating to customer counterparties was approximately $9.5 million and $16.1 million at December 31, 2017 and 2016, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

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
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2017
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$1,880	$—	$1,880	$805	$—	$1,075
Loan level derivatives	14,236	—	14,236	4,578	—	9,658
Customer foreign exchange contracts	1,202	—	1,202	—	—	1,202
	$17,318	$—	$17,318	$5,383	$—	$11,935
Derivative Liabilities
Interest rate swaps	$264	$—	$264	$—	$264	$—
Loan level derivatives	14,241	—	14,241	5,383	3,675	5,183
Customer foreign exchange contracts	1,188	—	1,188	—	—	1,188
	$15,693	$—	$15,693	$5,383	$3,939	$6,371

Customer repurchase agreements	$162,679	$—	$162,679	$—	$162,679	$—

(1)	Reflects offsetting derivative positions with the same counterparty.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2016
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$1,364	$—	$1,364	$961	$—	$403
Loan level derivatives	18,629	—	18,629	3,261	—	15,368
Customer foreign exchange contracts	2,338	—	2,338	—	—	2,338
	$22,331	$—	$22,331	$4,222	$—	$18,109
Derivative Liabilities
Interest rate swaps	$740	$—	$740	$—	$740	$—
Loan level derivatives	18,632	—	18,632	4,222	11,106	3,304
Customer foreign exchange contracts	2,311	—	2,311	—	—	2,311
	$21,683	$—	$21,683	$4,222	$11,846	$5,615

Customer repurchase agreements	$176,913	$—	$176,913	$—	$176,913	$—

(1)	Reflects offsetting derivative positions with the same counterparty.

NOTE 13 INCOME TAXES

On December 22, 2017, the Tax Act was signed into law. At December 31, 2017, the Company has not completed its accounting for the tax effect of enactment of the Tax Act; however, it made a reasonable estimate of the effects on its existing deferred tax balances. One of the provisions included in the Tax Act was the reduction in the maximum federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of this rate reduction, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for Federal tax purposes. However, the Company is still analyzing certain aspects of the Tax Act and redefining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of deferred tax assets and liabilities was $1.9 million. The Company also recognized a provisional estimate of $466,000 to reassess the value of its low income housing projects investments ("LIHTC investments"), The impact of these provisional estimates are included in the disclosures below.
The provision for income taxes is comprised of the following components:

	Years Ended December 31
	2017	2016	2015
	(Dollars in thousands)
Current expense
Federal	$28,852	$26,549	$11,946
State	9,278	8,883	5,052
Total current expense	38,130	35,432	16,998
Deferred expense (benefit)
Federal	7,953	153	8,466
State	1,258	(158)	1,754
Total deferred expense (benefit)	9,211	(5)	10,220
Total expense	$47,341	$35,427	$27,218

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the statutory federal income tax rate of 35% and the effective income tax rate reported for the last three years is detailed below:

	Years Ended December 31
	2017		2016		2015
	(Dollars in thousands)
Computed statutory federal income tax provision	$47,091	35.00%	$39,226	35.00%	$32,262	35.00%
State taxes, net of federal tax benefit	6,817	5.07%	5,643	5.03%	4,500	4.88%
Revaluation of net deferred tax assets	1,895	1.41%	—	—%	—	—%
Merger and other related costs (non-deductible)	213	0.16%	210	0.19%	185	0.20%
Change in valuation allowance	31	0.02%	28	0.02%	41	0.04%
New Markets Tax Credits	(3,960)	(2.94)%	(6,360)	(5.67)%	(6,514)	(7.07)%
Increase in cash surrender value of life insurance	(1,445)	(1.07)%	(1,431)	(1.28)%	(1,292)	(1.40)%
Stock-based compensation	(1,258)	(0.94)%	—	—%	—	—%
Low Income Housing Project Investments	(1,253)	(0.93)%	(1,641)	(1.46)%	(1,182)	(1.28)%
Nontaxable interest, net	(987)	(0.73)%	(996)	(0.89)%	(973)	(1.06)%
Other, net	197	0.15%	748	0.67%	191	0.22%
Total expense	$47,341	35.20%	$35,427	31.61%	$27,218	29.53%
The tax-effected components of the net deferred tax asset at December 31 were as follows:

	2017	2016
	(Dollars in thousands)
Deferred tax assets
Accrued expenses not deducted for tax purposes	$9,268	$15,401
Allowance for loan losses	16,702	24,681
Deferred gain on sale leaseback transaction	909	1,744
Employee and director equity compensation	1,559	2,095
Federal Home Loan Bank borrowings fair value adjustment	26	82
Loan basis difference fair value adjustment	3,070	4,336
Net operating loss carry-forward	127	69
Net unrealized loss on securities available for sale	106	—
Other	527	1,015
Gross deferred tax assets	32,294	49,423
Valuation allowance	(121)	(69)
Total deferred tax assets net of valuation allowance	$32,173	$49,354
Deferred tax liabilities
Core deposit and other intangibles	$2,057	$3,040
Deferred loan fees, net	4,275	5,407
Fixed assets	5,270	6,168
Goodwill	10,265	14,737
Net unrealized gain on securities available for sale	—	105
Derivatives fair value adjustment	524	454
Other	4,307	3,909
Gross deferred tax liabilities	$26,698	$33,820
Total net deferred tax asset	$5,475	$15,534

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income within the carry-back and future periods.
The Company believes that it is more likely than not that its deferred tax assets as of December 31, 2017, excluding the deferred tax asset on certain state net operating losses, will be realized through the utilization of carry-back provisions to taxable income on prior years, future reversals of existing taxable temporary differences and by offsetting other future taxable income. The Company believes it is more likely than not that the deferred tax asset related to certain state net operating losses generated from the Company's investments in low income housing partnerships, which expire over a 20-year period, will not be realized and has recorded a valuation allowance of $121,000 at December 31, 2017, attributable to this deferred tax asset.
The Company has utilized all federal net operating loss carry forwards acquired from recent acquisitions that were subject to annual change in ownership limitations under Internal Revenue Code Section 382 as of December 31, 2017.  In addition, the Company does not have a federal net operating loss carry forward or general business credit carry forward subject to expiration as of December 31, 2017.
Uncertainty in Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states.  The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2014 through 2016 tax years including any related income tax filings from its recent acquisitions.  The Company believes that its income tax returns have been filed based upon applicable statutes, regulations and case law in effect at the time of filing, however, the Internal Revenue Service ("IRS") and /or state jurisdictions could disagree with the Company's interpretation upon examination. The Company accounts for uncertainties in income taxes by providing a tax reserve for certain positions. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Dollars in thousands)
Balance at December 31, 2015	$81
Reduction of tax positions for prior years	—
Increase for prior year tax position	—
Increase for current year tax positions	30
Balance at December 31, 2016	$111
Reduction of tax positions for prior years	—
Increase for prior year tax positions	—
Increase for current year tax positions	31
Balance at December 31, 2017	$142
Increases to the Company's unrealized tax positions occur as a result of accruing for the unrecognized tax benefit as well the accrual of interest and penalties related to prior year positions. Decreases in the Company's unrealized tax positions occur as a result of the statute of limitation lapsing on prior year positions and/or settlements relating to outstanding positions. The table above does not include the indirect federal benefit of state tax positions of approximately $21,000. All of the Company’s unrecognized tax benefits, including the indirect federal benefit of state tax positions, are recorded as a component of income tax expense. During the years ended December 31, 2017 and 2016, the Company recognized approximately $18,000 and $11,000 in the provision for income taxes for interest and penalties related to uncertain tax positions. There were no such amounts recorded in the tax provision in 2015. As such, the Company has accrued approximately $29,000 and $11,000 for the payment of interest and penalties as of December 31, 2017 and 2016, respectively, which are not included in the table above.

NOTE 14 LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents certain information related to the Company's investments in low income housing projects as of December 31:

	2017	2016	2015
	(Dollars in thousands)
Original investment value	$47,399	$47,379	$42,199
Current recorded investment	$35,225	$39,606	$38,151
Unfunded liability obligation	$4,536	$12,161	$14,607
Tax credits and benefits earned during the year	$5,654	$5,366	$3,632
Amortization of investments during the year (1)	$4,402	$3,725	$2,450
Net income tax benefit recognized during the year	$1,253	$1,641	$1,182

(1)	The 2017 amount is inclusive of $466,000 related to the revaluation of Low Income Housing tax credit investments as a result of the 2017 Tax Act.
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
In conjunction with the acquisition of Peoples Federal Bancshares, Inc., the parent of Peoples Federal Savings Bank ("Peoples") in 2015, the Company acquired the Peoples Federal Defined Benefit Pension Plan (“Peoples Plan”). The Peoples Plan was frozen at the date of acquisition and will be maintained in the same manner as the Pension Plan. The Peoples Plan is also administered by Pentegra Retirement Services under the same Fund as the Pension Plan.
Additionally, in conjunction with the acquisition of Island Bancorp, the Company acquired the Edgartown National Bank Employee’s Retirement Plan. This pension plan was frozen at the date of acquisition and was subsequently dissolved.
The Company’s participation in the Pension Plan and the Peoples Plan (the "Pension Plans") for the annual period ended December 31, 2017, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The funding status of the Pension Plans is determined on the basis of the financial statements provided by the Fund using total plan assets and accumulated benefit obligation. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Expiration Date of Collective-Bargaining Agreement” column lists the expiration dates of any collective-bargaining agreement(s) to which the Pension Plans are subject.

		Funding Status of Pension Plan		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	Minimum Contributions Required for Future Periods
	EIN/Pension Plan Number	2017	2016
Pentegra defined benefit plan for financial institutions	13-5645888/333	At least 80 percent	At least 80 percent	No	No	N/A	$—

Contributions to the Fund are based on each individual employer’s experience. The Company bears the market risk relating to the Pension Plan and will continue to fund the Pension Plan as required. The Pension Plan year is July 1st through June 30th. The Company’s total contributions to the Pension Plans did not represent more than 5% of the total contributions to the Pension Plan as indicated in the Pension Plan’s most recently available annual report dated June 30, 2017. The comparability of employer contributions is impacted by asset performance, discount rates and the reduction in the number of covered employees year over year.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s contributions to the Pension Plans were as follows for the periods indicated:

				Required Contributions - Plan Year Allocation
	Cash Payment	Future period funding	2017-2018	2016-2017	2015-2016
	(Dollars in thousands)
2017	$6,432	$5,000	$1,432	$—	$—
2016	$6,245	$4,000	$—	$2,245	$—
2015	$2,983	$1,215	$—	$—	$1,768
The Company’s total defined benefit plan expense was $1.9 million, $2.0 million, and $1.6 million, for the years ending December 31, 2017, 2016, and 2015, respectively.
Financial information for the Fund is made available through the public Form 5500 which is available by April 15th of the year following the plan year end.
Postretirement Benefit Plans
Employees retiring from the Bank after attaining age 65, who have rendered at least 10 years of continuous full time service with Rockland Trust are entitled to a fixed contribution toward the premium for postretirement health care benefits and a $5,000 benefit paid upon death. The health care benefits are subject to deductibles, co-payment provisions and other limitations. The Bank may amend or change these benefits periodically. Additionally, the Company has acquired small postretirement plans and/or agreements in conjunction with various acquisitions. The expense related to these plans for the years ending December 31, 2017, 2016, and 2015 was not material.
Supplemental Executive Retirement Plans
The Bank maintains frozen defined benefit supplemental executive retirement plans (“SERP”) for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. The Bank also maintains defined benefit SERPs acquired from previous acquisitions. The Bank has established and funded Rabbi Trusts to accumulate funds in order to satisfy the contractual liability of these supplemental retirement plan benefits. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets included in the Company's available for sale securities portfolio totaled $16.2 million and $16.0 million at December 31, 2017 and 2016, respectively.
The following table shows the defined benefit supplemental retirement expense, and the contributions paid to the plans which were used only to pay the current year benefits as of the dates indicated:

	2017	2016	2015
	(Dollars in thousands)
Retirement expense	$1,580	$1,513	$1,834
Contributions paid	$367	$320	$276
Expected future benefit payments for the defined benefit supplemental executive retirement plans are presented below:

Defined Benefit Supplemental Executive Retirement Plans Expected Benefit Payments
(Dollars in thousands)
2018	$408
2019	$481
2020	$467
2021	$461
2022	$454
2023-2027	$5,366

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the defined benefit supplemental executive retirement plans' benefits is December 31 for each of the years reported. The following table illustrates the status of the defined benefit supplemental executive retirement plans at December 31 for the years presented:

	Defined Benefit Supplemental Executive Retirement Benefits
	2017	2016	2015
	(Dollars in thousands)
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$14,177	$13,290	$12,537
Accumulated service cost	423	395	742
Interest cost	547	539	470
Actuarial loss/(gain)	969	273	(183)
Benefits paid	(367)	(320)	(276)
Accumulated benefit obligation at end of year	$15,749	$14,177	$13,290
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	367	320	276
Benefits paid	(367)	(320)	(276)
Fair value of plan assets at end of year	$—	$—	$—
Funded status at end of year	$(15,749)	$(14,177)	$(13,290)
Assets	—	—	—
Liabilities	(15,749)	(14,177)	(13,290)
Accrued benefit cost	$(15,749)	$(14,177)	$(13,290)
Amounts recognized in accumulated other comprehensive income (“AOCI”)
Net loss	$3,465	$2,830	$2,859
Prior service cost	1,047	1,323	1,599
Amounts recognized in AOCI	$4,512	$4,153	$4,458
Information for plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$15,749	$14,177	$13,290
Accumulated benefit obligation	$15,749	$14,177	$13,290
Net periodic benefit cost
Service cost	$423	$395	$742
Interest cost	547	539	470
Amortization of prior service cost	276	276	305
Recognized net actuarial loss	334	303	317
Net periodic benefit cost	$1,580	$1,513	$1,834
Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net actuarial loss	$415	$338	$270
Net prior service cost	$276	$276	$276
Discount rate used for benefit obligation	2.48-3.45%	2.49-3.94%	2.49-4.16%
Discount rate used for net periodic benefit cost	2.49-3.94%	2.49-4.16%	2.24-3.84%
Rate of compensation increase	n/a	n/a	n/a

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Employee Benefits
The Bank from time to time creates an incentive compensation plan for senior management and other officers to participate in at varying levels. In addition, the Bank may also pay a discretionary bonus to senior management, officers, and/or non-officers of the Bank. The expense for the incentive plans and the discretionary bonus amounted to $10.9 million in 2017 and $10.3 million in both 2016 and 2015.
The Bank has an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 25% of each employee’s contributions up to the first 6% of the employee’s earnings. The 401(k) Plan incorporates an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. This Plan also provides nondiscretionary contributions in which employees, with one year and 1,000 hours of service, receive a 5% cash contribution of eligible pay up to the social security limit and a 10% cash contribution of eligible pay over the social security limit up to the maximum amount permitted by law. Benefits contributed to employees under this defined contribution plan vest immediately. The defined contribution plan expense was $5.0 million, $4.8 million and $4.5 million for the years ended December 2017, 2016 and 2015, respectively.
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

The Company has a non-qualified 401(k) Restoration Plan ("Restoration Plan") for certain executive officers. The Restoration Plan is intended to contribute to each participant the amount of matching and discretionary contributions which would have been made to the existing Rockland Trust 401(k) plan on the participant's behalf, but were prohibited due to Internal Revenue Code limitations. Deferrals are invested at the election of the participant into one of the actively managed funds made available to the participant through the Company's Investment Management Group or in the Company's stock. These funds are held in a Rabbi Trust until the elected date of distribution. The Company recognized expense of $267,000, $425,000 and $232,000 related to this plan for services performed for the years ended December 31, 2017, 2016 and 2015, respectively.

As a result of the acquisition of Peoples in 2015, the Company assumed an Employee Stock Ownership Plan and a 401(k) Plan. The Company received approval and terminated both plans during 2016, and as such, there was no expense associated with either plan during 2017, 2016 and 2015.
Also as part of the Peoples acquisition, the Company assumed various Salary Continuation Agreements with certain current and former senior executives. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. Expense related to the Salary Continuation Agreements was $279,000, $272,000 and $222,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company also assumed a Peoples supplemental retirement plan with a former executive, whereby the amounts paid under this plan commenced upon the executive's retirement and continue for his lifetime. Expense related to the supplemental retirement plan was $11,000, $13,000 and $11,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
Director Benefits
The Company maintains a deferred compensation plan for the Company’s Board of Directors. The Board of Directors is entitled to elect to defer their director’s fees until retirement. If the Director elects to do so, their compensation is invested in the Company’s stock and maintained within the Company’s Investment Management Group. The amount of compensation deferred during 2017, 2016, and 2015 was $143,000, $142,000, and $149,000, respectively. At December 31, 2017 and 2016, the Company had 161,961 and 168,352 of shares provided for the plan with a related liability of $4.5 million and $4.2 million established within shareholders’ equity, respectively.
As a result of the Peoples acquisition during 2015, the Company assumed several Director Retirement Agreements. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. Expense for the Director Retirement Agreements was $38,000, $40,000 and $35,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2017 and 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2017
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$1,324	$1,324	$—	$—
Securities available for sale
U.S. Government agency securities	35,430	—	35,430	—
Agency mortgage-backed securities	215,764	—	215,764	—
Agency collateralized mortgage obligations	122,012	—	122,012	—
State, county, and municipal securities	2,274	—	2,274	—
Single issuer trust preferred securities issued by banks and insurers	2,016	—	2,016	—
Pooled trust preferred securities issued by banks and insurers	1,640	—	—	1,640
Small business administration pooled securities	47,778	—	47,778	—
Equity securities	20,584	20,584	—	—
Loans held for sale	4,768	—	4,768	—
Derivative instruments	17,476	—	17,476	—
Liabilities
Derivative instruments	15,693	—	15,693	—
Total recurring fair value measurements	$455,373	$21,908	$431,825	$1,640

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$33,567	$—	$—	$33,567
Other real estate owned and other foreclosed assets	612	—	—	612
Total nonrecurring fair value measurements	$34,179	$—	$—	$34,179

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2016
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$804	$804	$—	$—
Securities available for sale
U.S. Government agency securities	24,244	$—	24,244	—
Agency mortgage-backed securities	175,384	—	175,384	—
Agency collateralized mortgage obligations	99,868	—	99,868	—
State, county, and municipal securities	3,793	—	3,793	—
Single issuer trust preferred securities issued by banks and insurers	2,311	—	2,311	—
Pooled trust preferred securities issued by banks and insurers	1,584	—	—	1,584
Small business administration pooled securities	37,189	—	37,189	—
Equity securities	19,271	19,271	—	—
Loans held for sale	6,139	—	6,139	—
Derivative instruments	22,761	—	22,761	—
Liabilities
Derivative instruments	21,916	—	21,916	—
Total recurring fair value measurements	$371,432	$20,075	$349,773	$1,584

Nonrecurring fair value measurements:
Assets
Collateral dependent impaired loans	$33,974	$—	$—	$33,974
Other real estate owned and other foreclosed assets	4,173	—	—	4,173
Total nonrecurring fair value measurements	$38,147	$—	$—	$38,147
All assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were valued using pricing models and discounted cash flow methodologies, as of December 31, 2017, 2016 and 2015. This reconciliation is presented in the table below, for the periods indicated:

	2017	2016	2015
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,584	$1,572	$6,321
Gain and (losses) (realized/unrealized)
Included in other comprehensive income	77	29	14
Sales	—	—	(4,679)
Settlements	(21)	(17)	(84)
Ending Balance	$1,640	$1,584	$1,572
It is the Company’s policy to recognize the transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the years ended December 31, 2017, 2016 and 2015.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth certain unobservable inputs regarding the Company's financial instruments that are classified as Level 3 as of December 31st for the years indicated:

Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	2017	2016		2017	2016	2017	2016
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,640	$1,584	Cumulative prepayment	0% - 61%	0% - 62%	2.5%	2.5%
			Cumulative default	5% - 100%	5% - 100%	12.4%	12.8%
			Loss given default	85% - 100%	85% - 100%	94.3%	94.2%
			Cure given default	0% - 75%	0% - 75%	60.9%	60.9%
Appraisals of collateral (1)
Collateral dependent impaired loans	$33,567	$33,974
Other real estate owned and foreclosed assets	$612	$4,173

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
Additionally, the Company has certain assets which are marked to fair value on a nonrecurring basis which are categorized within Level 3. These assets include collateral dependent impaired loans and OREO. The determination of the fair value amount is derived from the use of independent third party real estate appraisals and evaluations. Real estate appraisals are prepared by firms from a predetermined list of qualified and approved appraisers or evaluators. Upon receipt of a real estate appraisal or evaluation, the Company's Commercial Real Estate Appraisal Department will review the report for compliance with regulatory and Company standards, as well as reasonableness and acceptance of the value conclusions. Any issues or concerns regarding compliance or value conclusions will be addressed with the engaged firm and the report may be adjusted or revised. If a disagreement cannot be resolved, the Company will either address the key issues and modify the report for acceptance or reject the report and re-order a new report. Ultimately, the Company will confirm the collateral value as part of its review process.
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
	December 31, 2017
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,006	$1,035	$—	$1,035	$—
Agency mortgage-backed securities	204,768	205,823	—	205,823	—
Agency collateralized mortgage obligations	262,998	258,408	—	258,408	—
Single issuer trust preferred securities issued by banks	1,500	1,529	—	1,529	—
Small business administration pooled securities	27,416	27,399	—	27,399	—
Loans, net of allowance for loan losses(b)	6,261,343	6,116,051	—	—	6,116,051
Federal Home Loan Bank stock(c)	11,597	11,597	—	11,597	—
Cash surrender value of life insurance policies(d)	151,528	151,528	—	151,528	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$6,084,952	$6,084,952	$—	$6,084,952	$—
Time certificates of deposits(f)	644,301	639,060	—	639,060	$—
Federal Home Loan Bank borrowings(f)	53,264	52,111	—	52,111	—
Customer repurchase agreements and other short-term borrowings(f)	162,679	162,679	—	—	162,679
Junior subordinated debentures(g)	73,073	74,680	—	74,680	—
Subordinated debentures(f)	34,682	32,707	—	—	32,707

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2016
Financial assets	(Dollars in thousands)
Securities held to maturity(a)
U.S. Treasury securities	$1,007	$1,054	$—	$1,054	$—
Agency mortgage-backed securities	156,088	157,504	—	157,504	—
Agency collateralized mortgage obligations	297,445	294,650	—	294,650	—
Single issuer trust preferred securities issued by banks	1,500	1,544	—	1,544	—
Small business administration pooled securities	31,036	30,898	—	30,898	—
Loans, net of allowance for loan losses(b)	5,904,065	5,784,778	—	—	5,784,778
Federal Home Loan Bank stock(c)	11,497	11,497	—	11,497	—
Cash surrender value of life insurance policies(d)	144,503	144,503	—	144,503	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$5,763,101	$5,763,101	$—	$5,763,101	$—
Time certificates of deposits(f)	649,152	647,038	—	647,038	—
Federal Home Loan Bank borrowings(f)	50,819	50,898	—	50,898	—
Customer repurchase agreements and other short-term borrowings(f)	176,913	176,913	—	—	176,913
Junior subordinated debentures(g)	73,107	72,510	—	72,510	—
Subordinated debentures(f)	34,635	34,241	—	—	34,241

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	December 31, 2017
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(996)	$321	$(675)
Less: net security gains reclassified into other noninterest income (expense)	3	(1)	2
Net change in fair value of securities available for sale	(999)	322	(677)

Change in fair value of cash flow hedges	307	(125)	182
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(441)	180	(261)
Net change in fair value of cash flow hedges	748	(305)	443

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(995)	407	(588)
Amortization of net actuarial losses	278	(113)	165
Amortization of net prior service cost	276	(113)	163
Net change in other comprehensive income for defined benefit postretirement plans (2)	(441)	181	(260)
Total other comprehensive loss	$(692)	$198	$(494)

	Year Ended December 31, 2016
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(1,858)	$710	$(1,148)
Less: net security losses reclassified into other noninterest income (expense)	(26)	11	(15)
Net change in fair value of securities available for sale	(1,832)	699	(1,133)

Change in fair value of cash flow hedges	1,133	(453)	680
Less: net cash flow hedge losses reclassified into interest on borrowings expense (1)	(2,520)	1,030	(1,490)
Net change in fair value of cash flow hedges	3,653	(1,483)	2,170

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(383)	157	(226)
Amortization of net actuarial losses	238	(97)	141
Amortization of net prior service cost	276	(113)	163
Net change in other comprehensive income for defined benefit postretirement plans (2)	131	(53)	78
Total other comprehensive income	$1,952	$(837)	$1,115

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2015
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(3,757)	$1,434	$(2,323)
Less: net security losses reclassified into other noninterest income (expense)	(405)	165	(240)
Net change in fair value of securities available for sale	(3,352)	1,269	(2,083)

Change in fair value of cash flow hedges	(776)	299	(477)
Less: Net cash flow hedge losses reclassified into interest on borrowings expense (1)	(2,828)	1,152	(1,676)
Net change in fair value of cash flow hedges	2,052	(853)	1,199

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	438	(193)	245
Amortization of net actuarial losses	243	(99)	144
Amortization of net prior service cost	294	(119)	175
Net change in other comprehensive income for defined benefit postretirement plans (2)	975	(411)	564
Total other comprehensive loss	$(325)	$5	$(320)

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in 2009. The original gain of $1.4 million, net of tax, will be recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain had amortized to $137,000, $281,000, and $427,000 at December 31, 2017, 2016, and 2015, respectively.

(2)	The amortization of prior service costs is included in the computation of net periodic pension costs as disclosed in Note 15 - Employee Benefit Plans.
Information on the Company's accumulated other comprehensive loss, net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in Thousands)
Beginning balance: January 1, 2015	$3,389	$(3,298)	$571	$(2,794)	$(2,132)
Net change in other comprehensive income (loss)	(2,083)	1,343	(144)	564	(320)
Ending balance: December 31, 2015	$1,306	$(1,955)	$427	$(2,230)	$(2,452)
Net change in other comprehensive income (loss)	(1,133)	2,316	(146)	78	1,115
Ending balance: December 31, 2016	$173	$361	$281	$(2,152)	$(1,337)
Net change in other comprehensive income (loss)	(677)	587	(144)	(260)	(494)
Ending balance: December 31, 2017	$(504)	$948	$137	$(2,412)	$(1,831)

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
The following table summarizes the above financial instruments at the dates indicated:

	As of December 31
	2017	2016
	(Dollars in thousands)
Commitments to extend credit	$2,443,478	$2,227,955
Standby letters of credit	$15,534	$18,190
Deferred standby letter of credit fees	$102	$108
Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases. The following is a schedule of minimum future lease payments under such leases as of December 31, 2017:

(Dollars in thousands)
2018	$9,023
2019	8,808
2020	7,771
2021	6,508
2022	4,437
Thereafter	8,214
Total future minimum lease commitments	$44,761
Rent expense incurred under operating leases was approximately $8.6 million in 2017, $8.5 million in 2016, and $8.2 million in 2015. Renewal options ranging from 4 months -10 years exist for several of these leases.
Other Contingencies
At December 31, 2017, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $35.8 million and $31.8 million at December 31, 2017 and 2016, respectively.

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
At December 31, 2017 the most recent notification from the Federal Deposit Insurance Corporation indicated that the Bank's capital levels met or exceeded the minimum levels to be considered "well capitalized" for bank regulatory purposes. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2017 and 2016, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2017 and 2016 are also presented in the table that follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	December 31, 2017
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$886,807	13.82%	$513,398	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$718,995	11.20%	$288,787	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$789,992	12.31%	$385,049	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	$789,992	10.04%	$314,756	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$846,147	13.19%	$513,175	≥	8.0%	$641,469	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$784,014	12.22%	$288,661	≥	4.5%	$416,955	≥	6.5%
Tier 1 capital (to risk weighted assets)	$784,014	12.22%	$384,881	≥	6.0%	$513,175	≥	8.0%
Tier 1 capital (to average assets)	$784,014	9.97%	$314,630	≥	4.0%	$393,288	≥	5.0%
	December 31, 2016
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$824,265	13.60%	$484,942	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$656,080	10.82%	$272,780	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$727,070	11.99%	$363,706	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	$727,070	9.77%	$297,748	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$788,320	13.01%	$484,834	≥	8.0%	$606,042	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$725,760	11.98%	$272,719	≥	4.5%	$393,927	≥	6.5%
Tier 1 capital (to risk weighted assets)	$725,760	11.98%	$363,625	≥	6.0%	$484,834	≥	8.0%
Tier 1 capital (to average assets)	$725,760	9.76%	$297,589	≥	4.0%	$371,986	≥	5.0%
In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased-in, beginning at 0.625% on January 1, 2016 and ultimately increasing to 2.5% on January 1, 2019. The Company's capital levels exceeded the minimum requirement plus the fully phased-in buffer of 2.5% as of December 31, 2017.
Dividend Restrictions
In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company for the year ended December 31, 2017 and 2016 totaled $46.9 million and $44.5 million, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trust Preferred Securities
In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements. At December 31, 2017 and 2016, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.

NOTE 20 PARENT COMPANY FINANCIAL STATEMENTS
Condensed financial information relative to the Parent Company’s balance sheets at December 31, 2017 and 2016 and the related statements of income and cash flows for the years ended December 31, 2017, 2016, and 2015 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.
BALANCE SHEETS

	December 31
	2017	2016
	(Dollars in thousands)
Assets
Cash(1)	$48,131	$42,596
Investments in subsidiaries(2)	1,010,125	935,778
Prepaid income taxes	786	625
Deferred tax asset	96	216
Derivative instruments(1)	1,535	1,364
Total assets	$1,060,673	$980,579
Liabilities and stockholders’ equity
Dividends payable	$8,786	$7,834
Junior subordinated debentures	73,073	73,107
Subordinated debentures	34,682	34,635
Other liabilities	323	313
Total liabilities	116,864	115,889
Stockholders’ equity	943,809	864,690
Total liabilities and stockholders’ equity	$1,060,673	$980,579

(1)	Entire balance eliminates in consolidation.

(2)	$1.0 billion and $933.6 million eliminate in consolidation at December 31, 2017 and 2016, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF INCOME

	Years Ended December 31
	2017	2016	2015
	(Dollars in thousands)
Income
Dividends received from subsidiaries(1)	$47,006	$44,598	$38,153
Interest income(2)	50	98	78
Total income	47,056	44,696	38,231
Expenses
Interest expense	3,995	5,901	5,769
Other expenses	—	—	29
Total expenses	3,995	5,901	5,798
Income before income taxes and equity in undistributed income of subsidiaries	43,061	38,795	32,433
Income tax benefit	(1,523)	(1,791)	(2,301)
Income of parent company	44,584	40,586	34,734
Equity in undistributed income of subsidiaries	42,620	36,062	30,226
Net income	$87,204	$76,648	$64,960

(1)	Income of $67,000, $62,000 and $55,000 was not eliminated in consolidation for the years ended December 31, 2017, 2016, and 2015, respectively.

(2)	Entire balance eliminated in consolidation.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2017	2016	2015
	(Dollars in thousands)
Cash flows from operating activities
Net income	$87,204	$76,648	$64,960
Adjustments to reconcile net income to cash provided by operating activities
Amortization (accretion)	12	(154)	(150)
Deferred income tax expense	51	678	3,266
Change in other assets	(99)	423	7,488
Change in other liabilities	(562)	(5,532)	(254)
Equity in undistributed income of subsidiaries	(42,620)	(36,062)	(30,226)
Net cash provided by operating activities	43,986	36,001	45,084
Cash flows used in investing activities
Cash paid for acquisitions, net of cash acquired (1)	(4,834)	(950)	(51,680)
Net cash used in investing activities	(4,834)	(950)	(51,680)
Cash flows used in financing activities
Restricted stock awards issued, net of awards surrendered	(1,422)	(696)	(657)
Net proceeds from exercise of stock options	214	201	1,367
Proceeds from shares issued under the direct stock purchase plan	1,636	2,323	2,695
Common dividends paid	(34,045)	(29,711)	(26,172)
Net cash used in financing activities	(33,617)	(27,883)	(22,767)
Net increase (decrease) in cash and cash equivalents	5,535	7,168	(29,363)
Cash and cash equivalents at the beginning of the year	42,596	35,428	64,791
Cash and cash equivalents at the end of the year	$48,131	$42,596	$35,428

(1)
The majority of the net assets acquired at the parent company represented each of the acquired companies' investments in their wholly owned subsidiaries, which were eliminated in consolidation at December 31, 2017, 2016, and 2015, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2017	2016	2017	2016	2017	2016	2017	2016
			(Dollars in thousands, except per share data)
Interest income	$64,407	$59,741	$68,133	$61,160	$71,778	$62,308	$72,876	$63,428
Interest expense	4,207	4,850	4,378	4,627	4,705	4,640	5,044	4,676
Net interest income	60,200	54,891	63,755	56,533	67,073	57,668	67,832	58,752
Provision for loan losses	600	525	1,050	600	—	950	1,300	4,000
Total noninterest income	18,912	19,155	21,398	21,095	20,770	20,416	21,914	21,762
Total noninterest expenses	48,773	46,482	52,809	47,146	51,310	46,857	51,467	51,637
Provision for income taxes	9,014	8,428	10,731	9,508	12,681	9,793	14,915	7,698
Net income	$20,725	$18,611	$20,563	$20,374	$23,852	$20,484	$22,064	$17,179
Basic earnings per share	$0.77	$0.71	$0.75	$0.77	$0.87	$0.78	$0.80	$0.64
Diluted earnings per share	$0.76	$0.71	$0.75	$0.77	$0.87	$0.78	$0.80	$0.64

Weighted average common shares (basic)	27,029,640	26,275,323	27,257,799	26,304,129	27,436,792	26,324,316	27,445,739	26,710,029
Common stock equivalents	81,283	43,409	74,497	47,885	76,307	53,072	77,615	60,022
Weighted average common shares (diluted)	27,110,923	26,318,732	27,332,296	26,352,014	27,513,099	26,377,388	27,523,354	26,770,051

Unusual or infrequently occurring items
Items within noninterest expense
Loss on extinguishment of debt	$—	$437	$—	$—	$—	$—	$—	$—
Merger and acquisition expense	484	334	2,909	206	—	151	—	4,764
Total	$484	$771	$2,909	$206	$—	$151	$—	$4,764
Items within provision for income taxes
2017 Tax Act: revaluation of net deferred tax assets	$—	$—	$—	$—	$—	$—	$1,895	$—
2017 Tax Act: revaluation of LIHTC investments	$—	$—	$—	$—	$—	$—	$466	$—
Total	$—	$—	$—	$—	$—	$—	$2,361	$—

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lending Activities

The following information represents annual activity of loans to related parties for the periods indicated:

	2017	2016
	(Dollars in thousands)
Principal balance of loans outstanding at beginning of year	$22,795	$24,653
Loan advances (1)	36,800	1,718
Loan payments/payoffs	(7,137)	(3,576)
Principal balance of loans outstanding at end of year	$52,458	$22,795

(1) Includes $31.3 million of loans associated with a newly appointed director during the year, which represent the outstanding loan balances at the effective date of appointment.

At December 31, 2017 and 2016, there were no loans to related parties which were past due, on nonaccrual status or that had been restructured as part of a troubled debt restructuring.

Deposits
At December 31, 2017 and 2016, the amount of deposit balances of related parties totaled $18.3 million and $14.7 million, respectively.

Lease Commitments
There were no leases with related parties during the years ended December 31, 2017, 2016 and 2015.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.
Independent Bank Corp.’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting, which appears below:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Independent Bank Corp.
Opinion on Internal Control over Financial Reporting
We have audited Independent Bank Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2017 consolidated financial statements of the Company and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Boston, Massachusetts
February 27, 2018

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required herein is incorporated by reference from the Company’s proxy statement relating to its May 17, 2018 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) that will be filed with the Commission within 120 days following the fiscal year end December 31, 2017 under the headings of "Board of Director Information," "Executive Officer Information," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION
The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading "Executive Officer Information" and "Board of Directors Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2017 about the securities authorized for issuance under the Company’s equity compensation plans, consisting of the 2005 Employee Stock Plan and the 2010 Nonemployee Director Stock Plan. The Company’s shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.
Equity Compensation Plans

Equity Compensation Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plans approved by security holders	84,000	$32.16	595,868	(1)
Plans not approved by security holders	—	—	—
TOTAL	84,000	$32.16	595,868

(1)
There are 416,513 shares available for future issuance under the 2005 Employee Stock Plan. There are 179,355 shares available for future issuance under the 2010 Non-Employee Director Stock Plan. Shares under the 2005 and 2010 Plans may be issued as stock options or restricted stock awards.

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
Consolidated balance sheets as of December 31, 2017 and 2016.
Consolidated statements of income and comprehensive income for each of the years in the three-year period ended December 31, 2017.
Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2017.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2017.
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

Exhibits Index

No.	Exhibit
3.1	Restated Articles of Organization, as adopted July 16, 2015, incorporated herein by reference to Exhibit 3.2 to Form 8-K filed on July 20, 2015.
3.2	Amended and Restated Bylaws of the Company, as adopted October 19, 2017, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on October 23, 2017.
4.1	Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992, filed on March 29, 1993 (SEC File No. 001-09047).
4.2
Indenture of Registrant relating to the Junior Subordinated Debt Securities issued to Independent Capital Trust V, incorporated herein by reference to Exhibit 4.13 to Form 10-K for the year ended December 31, 2006, filed on February 28, 2007 (SEC File No. 001-09047).

4.3
Forms of Capital Securities Purchase Agreements for Independent Capital Trust V, incorporated herein by reference to Exhibit 4.18 to Form 10-K for the year ended December 31, 2006, filed on February 28, 2007 (SEC File No. 001-09047).

4.4	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.3).
4.5	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.3).
4.6
Amended and Restated Declaration of Trust for Independent Capital Trust V, incorporated herein by reference to Exhibit 4.15 to Form 10-K for the year ended December 31, 2006, filed on February 28, 2007 (SEC File No. 001-09047).

4.7
Guarantee Agreement relating to Independent Capital Trust V, incorporated herein by reference to Exhibit 4.17 to Form 10-K for the year ended December 31, 2006, filed on February 28, 2007 (SEC File No. 001-09047).

4.8
Issuing and Paying Agency Agreement between Independent Bank Corp. and U.S.Bank National Association, as the issuing and paying agent, incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on November 17, 2014 (SEC File No. 001-09047).

4.9	Form of Fixed to Floating Rate Subordinate Notes Due 2024, incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on November 17, 2014 (SEC File No. 001-09047).
4.10	Independent Bank Corp. 2014 Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Form S-3 filed on October 31, 2017 (SEC File No. 333-221227).#
10.1
Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000), incorporated herein by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 (SEC File No. 001-09047). #

10.2	Rockland Trust Company Amended and Restated Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 99.8 to Form 8-K filed on November 21, 2008 (SEC File No. 001-09047).#
10.3	Rockland Trust Company Employee Savings, Profit Sharing and Stock Ownership Plan, incorporated herein by reference to Exhibit 4.2 to Form S-8 filed on April 16, 2010 (SEC File No. 333-166124).#
10.4	Rockland Trust Company Third Amended and Restated 401(k) Restoration Plan. *#
10.5	Independent Bank Corp. and Rockland Trust Company Amended and Restated Nonqualified Deferred Compensation Plan.*#
10.6
Revised Employment Agreements between Christopher Oddleifson and the Company and/or Rockland Trust, incorporated herein by reference to Exhibit 99.1, to Form 8-K filed on November 21, 2008 (SEC File No. 001-09047). #

10.7
Revised Employment Agreements between Gerard F. Nadeau and the Company and/or Rockland Trust, incorporated herein by reference to Exhibit 99.5, to Form 8-K filed on November 21, 2008 (SEC File No. 001-09047). #

10.8
Revised Employment Agreements between Edward H. Seksay and the Company and/or Rockland Trust, incorporated herein by reference to Exhibit 99.6, to Form 8-K filed on November 21, 2008 (SEC File No. 001-09047). #

10.9
Employment Agreements between Barry H. Jensen and Robert D. Cozzone and the Company and/or Rockland Trust dated September 5, 2013, incorporated herein by reference to Exhibit 10.8 to Form 10-Q for the quarter ended September 30, 2013, filed on November 6, 2013. #

10.10	Independent Bank Corp. 2017 Executive Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2017 filed on May 4, 2017. #
10.11	Independent Bank Corp. Second Amended and Restated 2005 Employee Stock Plan, incorporated herein by reference to Annex A to the Definitive Proxy Statement filed on March 25, 2014. #
10.12	Specimen Forms of Stock Option Agreements for the Company's Chief Executive Officer, incorporated herein by reference to Exhibit 99.1 to Form 8-K filed on December 20, 2005 (SEC File No. 001-09047).#

10.13	Specimen Forms of Stock Option Agreements for the Company's Executive Officers, incorporated herein by reference to Exhibit 99.2 to Form 8-K filed on December 20, 2005 (SEC File No. 001-09047).#
10.14	Forms of Independent Bank Corp. Performance Based Restricted Stock Award Agreement for Chief Executive Officer.*#
10.15	Forms of Independent Bank Corp. Performance Based Restricted Stock Award Agreement for Executive Officers.*#
10.16	Form of Independent Bank Corp. Chief Executive Officer Time Vesting Restricted Stock Agreement. *#
10.17	Form of Independent Bank Corp. Executive Officer Time Vesting Restricted Stock Agreement.*#
10.18	Independent Bank Corp. 2010 Nonemployee Director Stock Plan, incorporated herein by reference to Exhibit 99.1 to Form 8-K filed on May 24, 2010. #
10.19	Independent Bank Corp. 2010 Stock Option Agreement for Nonemployee Director, incorporated herein by reference to Exhibit 99.2 to Form 8-K filed on May 24, 2010. #
10.20	Independent Bank Corp. 2010 Restricted Stock Agreement for Nonemployee Director, incorporated herein by reference to Exhibit 99.3 to Form 8-K filed on May 24, 2010. #
10.21
Master Data Processing Services Agreement dated and effective as of May 15, 2012 between Rockland Trust Company and Q2 Software, Inc., incorporated herein by reference to Exhibit 10.1 to Form 8-K/A filed on July 18, 2012. ++

10.22
Information Technology Services Agreement by and between Fidelity Information Services, LLC and Independent Bank Corp., effective as of January 1, 2015, incorporated herein by reference to Exhibit 10.1 to Form 8-K/A filed on March 6, 2015. ++

10.23
New Markets Tax Credit Program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Trust Community Development Corporation, with an Allocation Effective Date of April 17, 2012, incorporated herein by reference to Exhibit 99.1 to Form 8-K filed on April 26, 2012.

23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002.+
101	Interactive Data File +

*	Filed herewith

+	Furnished herewith

#	Management contract or compensatory plan or arrangement.

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
Date: February 27, 2018
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

/s/ CHRISTOPHER ODDLEIFSON	Director, CEO/President	Date:	February 27, 2018
Christopher Oddleifson	(Principal Executive Officer)

/s/ DONNA L. ABELLI	Director and Chairman of the Board	Date:	February 27, 2018
Donna L. Abelli

/s/ ROBERT D. COZZONE	CFO (Principal Financial Officer)	Date:	February 27, 2018
Robert D. Cozzone

/s/ MARK RUGGIERO	Controller	Date:	February 27, 2018
Mark Ruggiero	(Principal Accounting Officer)

/s/MICHAEL P. HOGAN	Director	Date:	February 27, 2018
Michael P. Hogan

/s/ KEVIN J. JONES	Director	Date:	February 27, 2018
Kevin J. Jones

/s/ MARY L. LENTZ	Director	Date:	February 27, 2018
Mary L. Lentz

/s/ EILEEN C. MISKELL	Director	Date:	February 27, 2018
Eileen C. Miskell

/s/ JOHN J. MORRISSEY	Director	Date:	February 27, 2018
John J. Morrissey

/s/ GERARD F. NADEAU	Director	Date:	February 27, 2018
Gerard F. Nadeau

/s/ DANIEL F. O’BRIEN	Director	Date:	February 27, 2018
Daniel F. O’ Brien

/s/ CARL RIBEIRO	Director	Date:	February 27, 2018
Carl Ribeiro

/s/ JOHN H. SPURR, JR.	Director	Date:	February 27, 2018
John H. Spurr, Jr.

/s/ FREDERICK TAW	Director	Date:	February 27, 2018
Frederick Taw

/s/ BRIAN S. TEDESCHI	Director	Date:	February 27, 2018
Brian S. Tedeschi

/s/ THOMAS R. VENABLES	Director	Date:	February 27, 2018
Thomas R. Venables