Form 10-Q
period 2018-03-31
INDEPENDENT BANK CORP
filed 2018-05-03
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
Commission File Number: 1-9047
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2018, there were 27,524,228 shares of the issuer’s common stock outstanding, par value $0.01 per share.

Table 18 - New Markets Tax Credit Recognition Schedule	79
Table 19 - Interest Rate Sensitivity	81
Table 20 - Sources of Liquidity	83

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	March 31, 2018	December 31 2017
Assets
Cash and due from banks	$102,623	$103,485
Interest-earning deposits with banks	62,925	109,631
Securities
Trading	1,601	1,324
Equities	20,075	—
Available for sale	445,750	447,498
Held to maturity (fair value $517,555 and $494,194)	528,861	497,688
Total securities	996,287	946,510
Loans held for sale (at fair value)	3,937	4,768
Loans
Commercial and industrial	903,214	888,528
Commercial real estate	3,102,271	3,116,561
Commercial construction	400,934	401,797
Small business	133,666	132,370
Residential real estate	761,331	754,329
Home equity - first position	617,164	612,990
Home equity - subordinate positions	434,288	439,098
Other consumer	9,188	9,880
Total loans	6,362,056	6,355,553
Less: allowance for loan losses	(60,862)	(60,643)
Net loans	6,301,194	6,294,910
Federal Home Loan Bank stock	13,027	11,597
Bank premises and equipment, net	95,214	94,722
Goodwill	231,806	231,806
Other intangible assets	8,462	9,341
Cash surrender value of life insurance policies	152,568	151,528
Other real estate owned and other foreclosed assets	358	612
Other assets	122,009	123,119
Total assets	$8,090,410	$8,082,029
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$2,167,361	$2,159,396
Savings and interest checking accounts	2,606,257	2,599,922
Money market	1,323,138	1,325,634
Time certificates of deposit of $100,000 and over	293,266	278,531
Other time certificates of deposits	361,489	365,770
Total deposits	6,751,511	6,729,253
Borrowings

Federal Home Loan Bank borrowings	53,257	53,264
Customer repurchase agreements	137,914	162,679
Junior subordinated debentures (less unamortized debt issuance costs of $124 and $125)	73,075	73,073
Subordinated debentures (less unamortized debt issuance costs of $307 and $318)	34,693	34,682
Total borrowings	298,939	323,698
Other liabilities	83,901	85,269
Total liabilities	7,134,351	7,138,220
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value, authorized: 75,000,000 shares, issued and outstanding: 27,512,328 shares at March 31, 2018 and 27,450,190 shares at December 31, 2017 (includes 169,904 and 177,191 shares of unvested participating restricted stock awards, respectively)	273	273
Value of shares held in rabbi trust at cost: 155,373 shares at March 31, 2018 and 164,438 shares at December 31, 2017	(4,591)	(4,590)
Deferred compensation and other retirement benefit obligations	4,591	4,590
Additional paid in capital	479,715	479,430
Retained earnings	484,266	465,937
Accumulated other comprehensive loss, net of tax	(8,195)	(1,831)
Total stockholders’ equity	956,059	943,809
Total liabilities and stockholders' equity	$8,090,410	$8,082,029
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2018	2017
Interest income
Interest and fees on loans	$67,184	$58,793
Taxable interest and dividends on securities	6,219	5,367
Nontaxable interest and dividends on securities	16	26
Interest on loans held for sale	19	14
Interest on federal funds sold and short-term investments	311	207
Total interest and dividend income	73,749	64,407
Interest expense
Interest on deposits	3,935	2,767
Interest on borrowings	1,343	1,440
Total interest expense	5,278	4,207
Net interest income	68,471	60,200
Provision for loan losses	500	600
Net interest income after provision for loan losses	67,971	59,600
Noninterest income
Deposit account fees	4,431	4,544
Interchange and ATM fees	4,173	3,922
Investment management	6,142	5,614
Mortgage banking income	870	957
Gain on sale of equity securities	—	4
Increase in cash surrender value of life insurance policies	947	964
Loan level derivative income	447	606
Other noninterest income	2,853	2,301
Total noninterest income	19,863	18,912
Noninterest expenses
Salaries and employee benefits	31,100	28,324
Occupancy and equipment expenses	7,408	6,158
Data processing and facilities management	1,286	1,272
FDIC assessment	798	783
Advertising expense	1,123	1,294
Loss on sale of equity securities	—	3
Merger and acquisition expense	—	484
Software maintenance	972	930
Other noninterest expenses	10,764	9,525
Total noninterest expenses	53,451	48,773
Income before income taxes	34,383	29,739
Provision for income taxes	6,828	9,014
Net income	$27,555	$20,725
Basic earnings per share	$1.00	$0.77
Diluted earnings per share	$1.00	$0.76
Weighted average common shares (basic)	27,486,573	27,029,640
Common share equivalents	67,381	81,283
Weighted average common shares (diluted)	27,553,954	27,110,923
Cash dividends declared per common share	$0.38	$0.32
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2018	2017
Net income	$27,555	$20,725
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	(5,468)	531
Net change in fair value of cash flow hedges	215	89
Net change in other comprehensive income for defined benefit postretirement plans	117	78
Total other comprehensive income (loss)	(5,136)	698
Total comprehensive income	$22,419	$21,423
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation and Other Retirement Benefit Obligations	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2017	27,450,190	$273	$(4,590)	$4,590	$479,430	$465,937	$(1,831)	$943,809
Opening balance reclassification (1)	—	—	—	—	—	397	(397)	—
Cumulative effect accounting adjustment (2)	—	—	—	—	—	831	(831)	—
Net income	—	—	—	—	—	27,555	—	27,555
Other comprehensive loss	—	—	—	—	—	—	(5,136)	(5,136)
Common dividend declared ($0.38 per share)	—	—	—	—	—	(10,454)	—	(10,454)
Proceeds from exercise of stock options, net of cash paid	19,256	—	—	—	143	—	—	143
Stock based compensation	—	—	—	—	1,041	—	—	1,041
Restricted stock awards issued, net of awards surrendered	36,961	—	—	—	(1,318)	—	—	(1,318)
Shares issued under direct stock purchase plan	5,921	—	—	—	419	—	—	419
Deferred compensation and other retirement benefit obligations	—	—	(1)	1	—	—	—	—
Balance March 31, 2018	27,512,328	$273	$(4,591)	$4,591	$479,715	$484,266	$(8,195)	$956,059

Balance December 31, 2016	27,005,813	$268	$(4,277)	$4,277	$451,664	$414,095	$(1,337)	$864,690
Cumulative effect accounting adjustment (3)	—	—	—	—	542	(365)	—	177
Net income	—	—	—	—	—	20,725	—	20,725
Other comprehensive income	—	—	—	—	—	—	698	698
Common dividend declared ($0.32 per share)	—	—	—	—	—	(8,653)	—	(8,653)
Proceeds from exercise of stock options, net of cash paid	7,688	—	—	—	143	—	—	143
Stock based compensation	—	—	—	—	643	—	—	643
Restricted stock awards issued, net of awards surrendered	27,534	1	—	—	(1,337)	—	—	(1,336)
Shares issued under direct stock purchase plan	5,733	—	—	—	393	—	—	393
Deferred compensation and other retirement benefit obligations	—	—	(53)	53	—	—	—	—
Balance March 31, 2017	27,046,768	$269	$(4,330)	$4,330	$452,048	$425,802	$(639)	$877,480

(1)
Represents adjustment needed to reflect the cumulative impact on retained earnings for reclassification of the income tax effects attributable to accumulated other comprehensive income, as a result of the Tax Cuts and Jobs Act (the "Tax Act"). Pursuant to the Company's adoption of Accounting Standards Update 2018-02, the Company has elected to reclassify amounts stranded in other comprehensive income to retained earnings.

(2)
Represents adjustment needed to reflect the cumulative impact on retained earnings for the classification and measurement of investments in equity securities. Pursuant to the Company's adoption of Accounting Standards Update 2016-01, the Company's investments in equity securities will no longer be classified as available for sale, therefore the Company was required to reclassify the net unrealized gain recognized on the change in fair value of these equity securities from other comprehensive income to retained earnings.

(3)
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

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2018	2017
Cash flow from operating activities
Net income	$27,555	$20,725
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,181	3,557
Provision for loan losses	500	600
Deferred income tax expense	359	709
Net unrealized loss on equity securities	485	—
Net gain on sale of securities	—	(1)
Net (gain) loss on bank premises and equipment	(7)	4
Net (gain) loss on other real estate owned and foreclosed assets	1	(29)
Realized gain on sale leaseback transaction	(258)	(258)
Stock based compensation	1,041	643
Increase in cash surrender value of life insurance policies	(947)	(964)
Change in fair value on loans held for sale	26	147
Net change in:
Trading assets	(277)	(485)
Loans held for sale	805	2,594
Other assets	2,594	18,384
Other liabilities	(2,175)	(8,192)
Total adjustments	6,328	16,709
Net cash provided by operating activities	33,883	37,434
Cash flows used in investing activities
Purchases of equity securities	(78)	—
Proceeds from sales of securities available for sale	—	16
Proceeds from maturities and principal repayments of securities available for sale	11,040	12,107
Purchases of securities available for sale	(37,201)	(49,617)
Proceeds from maturities and principal repayments of securities held to maturity	22,888	19,101
Purchases of securities held to maturity	(53,995)	(34,090)
Net purchases of Federal Home Loan Bank stock	(1,430)	—
Investments in low income housing projects	(1,213)	(3,437)
Purchases of life insurance policies	(93)	(93)
Net increase in loans	(6,856)	(64,997)
Purchases of bank premises and equipment	(2,803)	(5,457)
Proceeds from the sale of bank premises and equipment	52	27
Proceeds from the sale of other real estate owned and foreclosed assets	253	1,255
Net cash used in investing activities	(69,436)	(125,185)
Cash flows provided by financing activities
Net increase (decrease) in time deposits	10,486	(33,219)
Net increase in other deposits	11,804	91,721
Net decrease in customer repurchase agreements	(24,765)	(31,141)

Net proceeds from exercise of stock options	143	143
Restricted stock awards issued, net of awards surrendered	(1,318)	(1,336)
Proceeds from shares issued under direct stock purchase plan	419	393
Common dividends paid	(8,784)	(7,832)
Net cash provided by (used in) financing activities	(12,015)	18,729
Net decrease in cash and cash equivalents	(47,568)	(69,022)
Cash and cash equivalents at beginning of year	213,116	289,095
Cash and cash equivalents at end of period	$165,548	$220,073
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$—	$457
Net increase in capital commitments relating to low income housing project investments	$9	$60
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments - Credit Losses" Update No. 2016-13. Update No. 2016-13 was issued in June 2016 to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on the Company's consolidated financial position.
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

NOTE 3 - SECURITIES
Trading Securities
The Company had trading securities of $1.6 million and $1.3 million as of March 31, 2018 and December 31, 2017, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s nonqualified 401(k) Restoration Plan and Nonqualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $20.1 million as of March 31, 2018. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans. These securities were previously classified as available for sale and were reclassified as equity securities due to a change in accounting guidance effective January 1, 2018. The equity securities were $20.6 million as of December 31, 2017 and are reflected accordingly as available for sale in the table below.
Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and securities held to maturity for the periods indicated:

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$35,478	$—	$(535)	$34,943	$35,475	$86	$(131)	$35,430
Agency mortgage-backed securities	226,111	1,266	(4,166)	223,211	214,934	1,897	(1,067)	215,764
Agency collateralized mortgage obligations	139,433	73	(4,314)	135,192	124,098	78	(2,164)	122,012
State, county, and municipal securities	2,232	22	—	2,254	2,237	37	—	2,274
Single issuer trust preferred securities issued by banks	2,002	3	—	2,005	2,012	4	—	2,016
Pooled trust preferred securities issued by banks and insurers	2,173	—	(518)	1,655	2,179	—	(539)	1,640
Small business administration pooled securities	47,434	—	(944)	46,490	47,852	44	(118)	47,778
Equity securities	—	—	—	—	19,432	1,594	(442)	20,584
Total available for sale securities	$454,863	$1,364	$(10,477)	$445,750	$448,219	$3,740	$(4,461)	$447,498
Held to maturity securities
U.S. Treasury securities	$1,005	$16	$—	$1,021	$1,006	$29	$—	$1,035
Agency mortgage-backed securities	192,961	474	(3,026)	190,409	204,768	1,791	(736)	205,823
Agency collateralized mortgage obligations	306,395	126	(8,703)	297,818	262,998	397	(4,987)	258,408
Single issuer trust preferred securities issued by banks	1,500	21	—	1,521	1,500	29	—	1,529
Small business administration pooled securities	27,000	95	(309)	26,786	27,416	183	(200)	27,399
Total held to maturity securities	$528,861	$732	$(12,038)	$517,555	$497,688	$2,429	$(5,923)	$494,194
Total	$983,724	$2,096	$(22,515)	$963,305	$945,907	$6,169	$(10,384)	$941,692
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of March 31, 2018 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$2,997	$2,995	$20,016	$19,860	$12,465	$12,088	$—	$—	$35,478	$34,943
Agency mortgage-backed securities	84	85	43,016	42,235	97,629	96,201	85,382	84,690	226,111	223,211
Agency collateralized mortgage obligations	8	8	—	—	—	—	139,425	135,184	139,433	135,192
State, county, and municipal securities	—	—	1,026	1,028	1,206	1,226	—	—	2,232	2,254
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	2,002	2,005	2,002	2,005
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	2,173	1,655	2,173	1,655
Small business administration pooled securities	—	—	—	—	—	—	47,434	46,490	47,434	46,490
Total available for sale securities	$3,089	$3,088	$64,058	$63,123	$111,300	$109,515	$276,416	$270,024	$454,863	$445,750
Held to maturity securities
U.S. Treasury securities	$—	$—	$1,005	$1,021	$—	$—	$—	$—	$1,005	$1,021
Agency mortgage-backed securities	—	—	9,052	8,932	14,057	14,146	169,852	167,331	192,961	190,409
Agency collateralized mortgage obligations	—	—	—	—	1,426	1,423	304,969	296,395	306,395	297,818
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	1,500	1,521	1,500	1,521
Small business administration pooled securities	—	—	—	—	—	—	27,000	26,786	27,000	26,786
Total held to maturity securities	$—	$—	$10,057	$9,953	$15,483	$15,569	$503,321	$492,033	$528,861	$517,555
Inclusive in the table above is $7.4 million of callable securities at March 31, 2018.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $552.7 million and $547.2 million at March 31, 2018 and December 31, 2017, respectively.
At March 31, 2018 and December 31, 2017, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.
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
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2018
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	6	$34,943	$(535)	$—	$—	$34,943	$(535)
Agency mortgage-backed securities	140	338,326	(6,624)	14,205	(568)	352,531	(7,192)
Agency collateralized mortgage obligations	51	244,572	(5,384)	150,834	(7,633)	395,406	(13,017)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,655	(518)	1,655	(518)
Small business administration pooled securities	6	56,839	(1,074)	9,569	(179)	66,408	(1,253)
Total temporarily impaired securities	204	$674,680	$(13,617)	$176,263	$(8,898)	$850,943	$(22,515)

	December 31, 2017
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S.government agency securities	4	$24,343	$(131)	$—	$—	$24,343	$(131)
Agency mortgage-backed securities	84	235,411	(1,493)	14,886	(310)	250,297	(1,803)
Agency collateralized mortgage obligations	42	178,142	(1,579)	159,506	(5,572)	337,648	(7,151)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,640	(539)	1,640	(539)
Small business administration pooled securities	4	34,553	(223)	9,647	(95)	44,200	(318)
Equity securities	28	3,290	(39)	7,619	(403)	10,909	(442)
Total temporarily impaired securities	163	$475,739	$(3,465)	$193,298	$(6,919)	$669,037	$(10,384)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. As a result, the Company does not consider these investments to be OTTI and accordingly, there was no OTTI recorded and no cumulative credit related component of OTTI for the three months ended March 31, 2018 and 2017.
The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at March 31, 2018:

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

NOTE 4 - LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY
The following tables bifurcate the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	March 31, 2018
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$870,110	$3,079,910	$400,934	$132,813	$742,744	$1,044,316	$8,896	$6,279,723
Individually evaluated for impairment	$33,104	$16,470	$—	$853	$13,278	$6,926	$292	$70,923
Purchased credit impaired loans	$—	$5,891	$—	$—	$5,309	$210	$—	$11,410
Total loans by group	$903,214	$3,102,271	$400,934	$133,666	$761,331	$1,051,452	$9,188	$6,362,056	(1)

	December 31, 2017
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$853,885	$3,093,945	$401,797	$131,667	$733,809	$1,045,053	$9,573	$6,269,729
Individually evaluated for impairment	$34,643	$16,638	$—	$703	$13,684	$6,826	$307	$72,801
Purchased credit impaired loans	$—	$5,978	$—	$—	$6,836	$209	$—	$13,023
Total loans by group	$888,528	$3,116,561	$401,797	$132,370	$754,329	$1,052,088	$9,880	$6,355,553	(1)

(1)
The amount of net deferred costs on originated loans included in the ending balance was $6.4 million and $6.1 million at March 31, 2018 and December 31, 2017, respectively. Net unamortized discounts on acquired loans not deemed to be purchased credit impaired ("PCI") included in the ending balance was $9.1 million and $9.4 million at March 31, 2018 and December 31, 2017, respectively.

The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended March 31, 2018
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,256	$31,453	$5,698	$1,577	$2,822	$5,390	$447	$60,643
Charge-offs	(133)	—	—	(24)	(39)	(79)	(318)	(593)
Recoveries	12	20	—	9	2	34	235	312
Provision (benefit)	398	(14)	(19)	31	52	14	38	500
Ending balance	$13,533	$31,459	$5,679	$1,593	$2,837	$5,359	$402	$60,862
Ending balance: collectively evaluated for impairment	$13,524	$31,422	$5,679	$1,590	$1,893	$5,111	$386	$59,605
Ending balance: individually evaluated for impairment	$9	$37	$—	$3	$944	$248	$16	$1,257
	Three Months Ended March 31, 2017
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$16,921	$30,369	$4,522	$1,502	$2,621	$5,238	$393	$61,566
Charge-offs	—	—	—	(70)	(23)	(14)	(401)	(508)
Recoveries	187	31	—	66	12	76	288	660
Provision (benefit)	(590)	343	501	35	106	45	160	600
Ending balance	$16,518	$30,743	$5,023	$1,533	$2,716	$5,345	$440	$62,318
Ending balance: collectively evaluated for impairment	$12,960	$30,570	$5,023	$1,531	$1,650	$5,110	$419	$57,263
Ending balance: individually evaluated for impairment	$3,558	$173	$—	$2	$1,066	$235	$21	$5,055
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
The following tables detail the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		March 31, 2018
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$829,401	$2,992,497	$399,568	$131,237	$4,352,703
Potential weakness	7	15,910	70,879	947	1,404	89,140
Definite weakness-loss unlikely	8	51,782	38,431	419	1,022	91,654
Partial loss probable	9	6,121	464	—	3	6,588
Definite loss	10	—	—	—	—	—
Total		$903,214	$3,102,271	$400,934	$133,666	$4,540,085

		December 31, 2017
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$806,331	$3,007,672	$400,964	$130,265	$4,345,232
Potential weakness	7	16,563	69,788	—	1,471	87,822
Definite weakness-loss unlikely	8	59,415	38,637	833	631	99,516
Partial loss probable	9	6,219	464	—	3	6,686
Definite loss	10	—	—	—	—	—
Total		$888,528	$3,116,561	$401,797	$132,370	$4,539,256

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

	March 31, 2018	December 31, 2017
Residential portfolio
FICO score (re-scored)(1)	747	745
LTV (re-valued)(2)	58.2%	59.2%
Home equity portfolio
FICO score (re-scored)(1)	768	766
LTV (re-valued)(2)(3)	48.7%	50.1%

(1)
The average FICO scores at March 31, 2018 are based upon rescores available from February 2018 and origination score data for loans booked in March 2018. The average FICO scores at December 31, 2017 are based upon rescores available from August 2017 and origination score data for loans booked between September and December 2017.

(2)
The combined LTV ratios for March 31, 2018 are based upon updated automated valuations as of February 2018, when available or the most current valuation data available. The combined LTV ratios for December 31, 2017 are based upon updated automated valuations as of August 2017, when available, or the most current valuation data available. The updated automated valuations provides new information on loans that may be available since the previous valuation was obtained. If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.

(3)	For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

Asset Quality
The Company’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. Delinquent loans are managed by a team of collection specialists and the Company seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame. As a general rule, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans. The Company also may use discretion regarding other loans over 90 days delinquent if the loan is well secured and/or in process of collection.
The following table shows information regarding nonaccrual loans at the dates indicated:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Commercial and industrial	$30,751	$32,055
Commercial real estate	2,997	3,123
Small business	412	230
Residential real estate	7,646	8,129
Home equity	5,858	6,022
Other consumer	40	71
Total nonaccrual loans (1)	$47,704	$49,630
(1)Included in these amounts were $5.6 million and $6.1 million of nonaccruing TDRs at March 31, 2018 and December 31, 2017, respectively.

The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$358	$612
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$2,094	$2,971
The following tables show the age analysis of past due financing receivables as of the dates indicated:

	March 31, 2018
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	4	$411	2	$101	14	$30,638	20	$31,150	$872,064	$903,214	$—
Commercial real estate	9	3,127	4	1,253	6	1,413	19	5,793	3,096,478	3,102,271	—
Commercial construction	2	855	—	—	—	—	2	855	400,079	400,934	—
Small business	11	107	8	69	23	347	42	523	133,143	133,666	—
Residential real estate	13	1,834	7	1,100	19	3,052	39	5,986	755,345	761,331	—
Home equity	22	2,266	8	882	26	2,440	56	5,588	1,045,864	1,051,452	—
Other consumer (1)	221	104	7	2	18	20	246	126	9,062	9,188	9
Total	282	$8,704	36	$3,407	106	$37,910	424	$50,021	$6,312,035	$6,362,056	$9

	December 31, 2017
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	2	$195	2	$370	14	$32,007	18	$32,572	$855,956	$888,528	$—
Commercial real estate	7	3,060	—	—	9	1,793	16	4,853	3,111,708	3,116,561	—
Commercial construction	—	—	—	—	—	—	—	—	401,797	401,797	—
Small business	17	339	11	144	10	57	38	540	131,830	132,370	—
Residential real estate	6	870	13	2,385	22	3,471	41	6,726	747,603	754,329	—
Home equity	22	1,310	6	451	20	2,025	48	3,786	1,048,302	1,052,088	—
Other consumer (1)	265	197	16	27	17	45	298	269	9,611	9,880	8
Total	319	$5,971	48	$3,377	92	$39,398	459	$48,746	$6,306,807	$6,355,553	$8

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

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
TDRs on accrual status	$25,617	$25,852
TDRs on nonaccrual	5,637	6,067
Total TDRs	$31,254	$31,919
Amount of specific reserves included in the allowance for loan losses associated with TDRs	$1,257	$1,342
Additional commitments to lend to a borrower who has been a party to a TDR	$600	$487
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
The following tables show the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended
	March 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial real estate	1	445	445
Home equity	2	242	242
Total	3	$687	$687

	Three Months Ended
	March 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	2	$80	$80
Commercial real estate	4	934	934
Small business	4	143	143
Home equity	2	140	140
Total	12	$1,297	$1,297

(1)
The post-modification balances represent the legal principal balance of the loan on the date of modification. These amounts may show an increase when modifications include a capitalization of interest.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	Three Months Ended March 31
	2018	2017
	(Dollars in thousands)
Extended maturity	$445	$1,207
Court ordered concession	242	90
Total	$687	$1,297
The Company considers a loan to have defaulted when it reaches 90 days past due. There were no loans modified during the preceding twelve months that had subsequently defaulted during the three months ended March 31, 2018 and 2017.
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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio at the dates indicated:

	March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$32,878	$38,785	$—
Commercial real estate	14,747	15,894	—
Small business	727	797	—
Residential real estate	4,234	4,367	—
Home equity	5,248	5,357	—
Other consumer	85	86	—
Subtotal	57,919	65,286	—
With an allowance recorded
Commercial and industrial	$226	$226	$9
Commercial real estate	1,723	1,723	37
Small business	126	132	3
Residential real estate	9,044	9,790	944
Home equity	1,678	1,919	248
Other consumer	207	209	16
Subtotal	13,004	13,999	1,257
Total	$70,923	$79,285	$1,257

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$34,267	$38,329	$—
Commercial real estate	13,245	14,374	—
Small business	556	619	—
Residential real estate	4,264	4,397	—
Home equity	4,950	5,056	—
Other consumer	91	92	—
Subtotal	57,373	62,867	—
With an allowance recorded
Commercial and industrial	$376	$376	$10
Commercial real estate	3,393	3,399	42
Small business	147	153	1
Residential real estate	9,420	10,154	1,007
Home equity	1,876	2,110	265
Other consumer	216	217	17
Subtotal	15,428	16,409	1,342
Total	$72,801	$79,276	$1,342

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended
	March 31, 2018
	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$33,784	$31
Commercial real estate	14,855	157
Small business	710	5
Residential real estate	4,254	53
Home equity	5,280	53
Other consumer	87	1
Subtotal	58,970	300
With an allowance recorded
Commercial and industrial	$227	$2
Commercial real estate	1,730	24
Small business	131	2
Residential real estate	9,060	71
Home equity	1,688	12
Other consumer	211	2
Subtotal	13,047	113
Total	$72,017	$413

	Three Months Ended
	March 31, 2017
	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$39,193	$208
Commercial real estate	9,678	91
Small business	304	3
Residential real estate	3,671	43
Home equity	4,323	44
Other consumer	120	2
Subtotal	57,289	391
With an allowance recorded
Commercial and industrial	$10,178	$4
Commercial real estate	5,189	50
Small business	457	5
Residential real estate	10,057	85
Home equity	1,402	13
Other consumer	245	2
Subtotal	27,528	159
Total	$84,817	$550

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

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Outstanding balance	$12,868	$14,485
Carrying amount	$11,410	$13,023

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended March 31
	2018	2017
	(Dollars in thousands)
Beginning balance	$1,791	$2,370
Accretion	(215)	(307)
Other change in expected cash flows (1)	44	216
Reclassification from nonaccretable difference for loans which have paid off (2)	22	—
Ending balance	$1,642	$2,279

(1) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).
(2) Results in increased interest income during the period in which the loan paid off at amount greater than originally expected.

NOTE 5 -EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended
	March 31
	2018	2017
	(Dollars in thousands, except per share data)
Net income	$27,555	$20,725

Weighted Average Shares
Basic shares	27,486,573	27,029,640
Effect of dilutive securities	67,381	81,283
Diluted shares	27,553,954	27,110,923

Net income per share
Basic EPS	$1.00	$0.77
Effect of dilutive securities	—	(0.01)
Diluted EPS	$1.00	$0.76
The following table illustrates the options to purchase common stock or shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive for the periods indicated:

	Three Months Ended
	March 31
	2018	2017
Stock options	143	—
Performance-based restricted stock	—	127

NOTE 6 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the three months ended March 31, 2018, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/15/2018	39,950	2005 Employee Stock Plan	$71.75	Ratably over 5 years from grant date
2/27/2018	1,150	2005 Employee Stock Plan	$72.60	Ratably over 5 years from grant date
The fair value of the restricted stock awards is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of restricted stock awards are entitled to receive dividends and to vote from and as of the date of grant.
Performance-Based Restricted Stock Awards
On February 15, 2018, the Company granted 16,300 performance-based restricted stock awards to certain executive level employees. These performance-based restricted stock awards were issued from the 2005 Employee Stock Plan and were determined to have a grant date fair value per share of $71.75, determined by the average of the high and low price at which the Company's common stock traded on the date of grant. The number of shares to be vested will be contingent upon the Company's attainment of certain performance measures outlined in the award agreement and will be measured as of the end of the three year performance period, January 1, 2018 through December 31, 2020. The awards will vest upon the earlier of the date on which it is determined if the performance goal is achieved subsequent to the performance period or March 31, 2021. These awards will be accounted for as equity awards due to the nature of these awards and the fact that these shares will not be settled in cash.
The holders of these awards are not entitled to receive dividends or vote until the shares are vested.
    On February 27, 2018, the performance-based restricted stock awards that were awarded on February 12, 2015 vested at 100% of the maximum target shares awarded, or 16,427 shares.
Stock Options
The Company did not grant any awards of options to purchase shares of common stock during the three months ended March 31, 2018.

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

The table below sets forth information regarding the Company’s repurchase agreements allocated by source of collateral at the dates indicated:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Sources of collateral
U.S. government agency securities	$13,200	$16,867
Agency mortgage-backed securities	55,946	51,273
Agency collateralized mortgage obligations	68,768	94,539
Total customer repurchase agreements (1)	$137,914	$162,679

(1)    All customer repurchase agreements have an overnight and continuous maturity date.

For further information regarding the Company's repurchase agreements see Note 9 - Balance Sheet Offsetting.

NOTE 8 - DERIVATIVE AND HEDGING ACTIVITIES
The Company early adopted ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities as of January 1, 2018 to incorporate the new standard’s alignment of hedge accounting qualifications with the Company’s interest rate risk management with respect to new hedges entered into during the first quarter of 2018.  This new standard was adopted under a modified retrospective transition, resulting in no changes to the accounting for hedge positions entered in to prior to January 1, 2018.
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
Interest Rate Positions
The Company may utilize various interest rate derivatives as hedging instruments against interest rate risk associated with the Company’s borrowings and loan portfolios. An interest rate derivative is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged.
The following tables reflect the Company's derivative positions for the periods indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes:

March 31, 2018
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	12/9/2008	12/10/2008	12/10/2018	3 Month LIBOR	2.07%	2.94%	$(118)
25,000	4/1/2016	1/17/2017	12/15/2021	3 Month LIBOR	2.12%	1.36%	1,128
25,000	4/1/2016	1/17/2017	12/15/2021	3 Month LIBOR	2.12%	1.36%	1,116
25,000	7/18/2017	8/15/2017	8/15/2022	3 Month LIBOR	1.87%	1.88%	796

Notional Amount	Trade Date	Effective Date	Maturity Date	Pay (Variable) Index	Current Rate Paid	Receive Fixed Swap Rate	Fair Value
50,000	1/9/2018	1/16/2018	1/15/2023	1 Month LIBOR	1.78%	2.24%	$(678)

Notional Amount	Trade Date	Effective Date	Maturity Date	Pay (Variable) Index	Current Rate Paid	Receive Fixed Swap Rate Cap - Floor	Fair Value
50,000	1/9/2018	1/16/2018	1/15/2022	1 Month LIBOR	1.78%	2.75% - 1.80%	$(270)

							$1,974

December 31, 2017
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	12/9/2008	12/10/2008	12/10/2018	3 Month LIBOR	1.54%	2.94%	$(264)
25,000	4/1/2016	1/17/2017	12/15/2021	3 Month LIBOR	1.59%	1.36%	772
25,000	4/1/2016	1/17/2017	12/15/2021	3 Month LIBOR	1.59%	1.36%	763
25,000	7/18/2017	8/15/2017	8/15/2022	3 Month LIBOR	1.42%	1.88%	345
							$1,616
The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is five years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $53,000 and $656,000 (pre-tax) to be reclassified as an offset to interest income and an offset to interest expense, respectively, from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of March 31, 2018.
The Company recognized $61,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for the three month periods ended March 31, 2018 and 2017.
The Company had no fair value hedges as of March 31, 2018 or December 31, 2017.
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

The following tables reflect the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2018
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	248	$34,081	$95,894	$173,172	$59,531	$602,621	$965,299	$(11,404)
Pay fixed, receive variable	233	$34,081	$95,894	$173,172	$59,531	$602,621	$965,299	$11,390
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	18	$33,089	$—	$—	$—	$—	$33,089	$770
Buys U.S. currency, sells foreign currency	18	$33,089	$—	$—	$—	$—	$33,089	$(751)
	December 31, 2017
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	246	$36,023	$61,500	$152,287	$111,147	$591,385	$952,342	$3,875
Pay fixed, receive variable	231	$36,023	$61,500	$152,287	$111,147	$591,385	$952,342	$(3,880)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	15	$26,382	$3,780	$—	$—	$—	$30,162	$1,202
Buys U.S. currency, sells foreign currency	15	$26,382	$3,780	$—	$—	$—	$30,162	$(1,188)

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
Mortgage Derivatives
Prior to closing and funding certain 1- 4 family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. These forward commitments carry a market price that has a strong inverse relationship to that of mortgage prices. Certain assumptions, including pull through rates and rate lock periods, are used in managing the existing and future hedges. The accuracy of underlying assumptions will impact the ultimate effectiveness of any hedging strategies.
The change in fair value on the interest rate lock commitments and forward delivery sale commitments are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was a decrease of $26,000 and $147,000 for the three month periods ended March 31, 2018 and 2017, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives. Additionally, the aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income was $782,000 and $980,000 for the three month periods ended March 31, 2018 and 2017, respectively.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	March 31 2018	December 31 2017	Balance Sheet Location	March 31 2018	December 31 2017
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$3,040	$1,880	Other liabilities	$1,066	$264
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	Other assets	$16,916	$14,236	Other liabilities	$16,930	$14,241
Foreign exchange contracts	Other assets	914	1,202	Other liabilities	895	1,188
Mortgage Derivatives
Interest rate lock commitments	Other assets	151	149	Other liabilities	—	—
Forward sales agreements	Other assets	19	9	Other liabilities	—	—
		$18,000	$15,596		$17,825	$15,429
Total		$21,040	$17,476		$18,891	$15,693

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended
	March 31
	2018	2017
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$215	$89
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$90	$(93)
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest expense	$—	$—
Other expense	—	—
Total	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$9	$(7)
Other expense	(13)	(6)
Changes in fair value of mortgage derivatives
Mortgage banking income	12	50
Total	$8	$37

The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $288,000 and $4.2 million at March 31, 2018 and December 31, 2017, respectively. Although none of the contingency provisions have applied as of March 31, 2018 and December 31, 2017, the Company has posted collateral to offset the net liability exposures with institutional counterparties.

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. The Company's exposure relating to institutional counterparties was $17.4 million and $7.1 million at March 31, 2018 and December 31, 2017, respectively. The Company’s exposure relating to customer counterparties was approximately $3.2 million and $9.5 million at March 31, 2018 and December 31, 2017, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	March 31, 2018
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$3,040	$—	$3,040	$948	$(1,128)	$964
Loan level derivatives	16,916	—	16,916	2,767	(8,945)	5,204
Customer foreign exchange contracts	914	—	914	—	—	914
	$20,870	$—	$20,870	$3,715	$(10,073)	$7,082

Derivative Liabilities
Interest rate swaps	$1,066	$—	$1,066	$948	$118	$—
Loan level derivatives	16,930	—	16,930	2,767	141	14,022
Customer foreign exchange contracts	895	—	895	—	—	895
	$18,891	$—	$18,891	$3,715	$259	$14,917

Customer repurchase agreements	137,914	—	137,914	—	137,914	—

(1)	Reflects offsetting derivative positions with the same counterparty.

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2017
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$1,880	$—	$1,880	$805	$—	$1,075
Loan level derivatives	14,236	—	14,236	4,578	—	9,658
Customer foreign exchange contracts	1,202	—	1,202	—	—	1,202
	$17,318	$—	$17,318	$5,383	$—	$11,935

Derivative Liabilities
Interest rate swaps	$264	$—	$264	$—	$264	$—
Loan level derivatives	14,241	—	14,241	5,383	3,675	5,183
Customer foreign exchange contracts	1,188	—	1,188	—	—	1,188
	$15,693	$—	$15,693	$5,383	$3,939	$6,371

Customer repurchase agreements	162,679	—	162,679	—	162,679	—

(1)	Reflects offsetting derivative positions with the same counterparty.

NOTE 10 - FAIR VALUE MEASUREMENTS
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the assumptions applied by the Company when determining fair value reflect those that the Company determines market participants would use to price the asset or liability at the measurement date. If there has been a significant decrease in the volume and level of activity for the asset or liability, regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received if the asset were to be sold or that would be or paid if liability were to be transferred in an orderly market transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When determining fair value, the Company considers pricing information and other inputs that are current as of the measurement date. In periods of market dislocation, the observability of prices and other inputs may be reduced for certain instruments, or not available at all. The unavailability or reduced availability of pricing or other input information could cause an instrument to be reclassified from one level to another.
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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
Mortgage Derivatives
The fair value of mortgage derivatives is determined based on current market prices for similar assets in the secondary market and, therefore, classified as Level 2 within the fair value hierarchy.
Impaired Loans
Collateral dependent loans that are deemed to be impaired are valued based upon the lower of cost or fair value of the underlying collateral less costs to sell.  The inputs used in the appraisals of the collateral are not always observable, and in such cases the loans may be classified as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2.
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets are subject to impairment testing. The Company conducts an annual impairment test of goodwill in the third quarter of each year, or more frequently if necessary. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. To estimate the fair value of goodwill and, if necessary, other intangible assets, the Company utilizes both a comparable analysis of relevant price multiples in recent market transactions and discounted cash flow analysis. Both valuation models require a significant degree of management judgment. In the event the fair value as determined by the valuation model is less than the carrying value, the intangibles may be impaired. If the impairment testing resulted in impairment, the Company would classify the impaired goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

Assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	March 31, 2018
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$1,601	$1,601	$—	$—
Equity securities	20,075	20,075	—	—
Securities available for sale
U.S. Government agency securities	34,943	—	34,943	—
Agency mortgage-backed securities	223,211	—	223,211	—
Agency collateralized mortgage obligations	135,192	—	135,192	—
State, county, and municipal securities	2,254	—	2,254	—
Single issuer trust preferred securities issued by banks and insurers	2,005	—	2,005	—
Pooled trust preferred securities issued by banks and insurers	1,655	—	—	1,655
Small business administration pooled securities	46,490	—	46,490	—
Loans held for sale	3,937	—	3,937	—
Derivative instruments	21,040	—	21,040	—
Liabilities
Derivative instruments	18,891	—	18,891	—
Total recurring fair value measurements	$473,512	$21,676	$450,181	$1,655

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$32,113	$—	$—	$32,113
Other real estate owned and other foreclosed assets	358	—	—	358
Total nonrecurring fair value measurements	$32,471	$—	$—	$32,471

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2017
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$1,324	$1,324	$—	$—
Equity securities	20,584	20,584	—	—
Securities available for sale
U.S. Government agency securities	35,430	—	35,430	—
Agency mortgage-backed securities	215,764	—	215,764	—
Agency collateralized mortgage obligations	122,012	—	122,012	—
State, county, and municipal securities	2,274	—	2,274	—
Single issuer trust preferred securities issued by banks and insurers	2,016	—	2,016	—
Pooled trust preferred securities issued by banks and insurers	1,640	—	—	1,640
Small business administration pooled securities	47,778	—	47,778	—
Loans held for sale	4,768	—	4,768	—
Derivative instruments	17,476	—	17,476	—
Liabilities
Derivative instruments	15,693	—	15,693	—
Total recurring fair value measurements	$455,373	$21,908	$431,825	$1,640

Nonrecurring fair value measurements:
Assets
Collateral dependent impaired loans	$33,567	$—	$—	$33,567
Other real estate owned and other foreclosed assets	612	—	—	612
Total nonrecurring fair value measurements	$34,179	$—	$—	$34,179
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, as of the dates indicated:

	Three Months Ended
	March 31
	2018	2017
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,640	$1,584
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	21	11
Settlements	(6)	1
Ending balance	$1,655	$1,596
It is the Company’s policy to recognize the transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the three month periods ended March 31, 2018 or 2017.

The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3 for the periods indicated:

	March 31 2018	December 31 2017		March 31 2018	December 31 2017	March 31 2018	December 31 2017
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,655	$1,640	Cumulative prepayment	0% - 60%	0% - 61%	2.4%	2.5%
			Cumulative default	5% - 100%	5% - 100%	12.3%	12.4%
			Loss given default	85% - 100%	85% - 100%	94.4%	94.3%
			Cure given default	0% - 75%	0% - 75%	60.9%	60.9%
Appraisals of collateral(1)
Collateral dependent impaired loans	$32,113	$33,567
Other real estate owned and foreclosed assets	$358	$612

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
	March 31, 2018
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,005	$1,021	$—	$1,021	$—
Agency mortgage-backed securities	192,961	190,409	—	190,409	—
Agency collateralized mortgage obligations	306,395	297,818	—	297,818	—
Single issuer trust preferred securities issued by banks	1,500	1,521	—	1,521	—
Small business administration pooled securities	27,000	26,786	—	26,786	—
Loans, net of allowance for loan losses(b)	6,269,081	6,103,312	—	—	6,103,312
Federal Home Loan Bank stock(c)	13,027	13,027	—	13,027	—
Cash surrender value of life insurance policies(d)	152,568	152,568	—	152,568	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$6,096,756	$6,096,756	$—	$6,096,756	$—
Time certificates of deposits(f)	654,755	646,819	—	646,819	—
Federal Home Loan Bank borrowings(f)	53,257	52,176	—	52,176	—
Customer repurchase agreements and other short-term borrowings(f)	137,914	137,914	—	—	137,914
Junior subordinated debentures(g)	73,075	72,283	—	72,283	—
Subordinated debentures(f)	34,693	32,429	—	—	32,429

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2017
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,006	$1,035	$—	$1,035	$—
Agency mortgage-backed securities	204,768	205,823	—	205,823	—
Agency collateralized mortgage obligations	262,998	258,408	—	258,408	—
Single issuer trust preferred securities issued by banks	1,500	1,529	—	1,529	—
Small business administration pooled securities	27,416	27,399	—	27,399	—
Loans, net of allowance for loan losses(b)	6,261,343	6,116,051	—	—	6,116,051
Federal Home Loan Bank stock(c)	11,597	11,597	—	11,597	—
Cash surrender value of life insurance policies(d)	151,528	151,528	—	151,528	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$6,084,952	$6,084,952	$—	$6,084,952	$—
Time certificates of deposits(f)	644,301	639,060	—	639,060	—
Federal Home Loan Bank borrowings(f)	53,264	52,111	—	52,111	—
Customer repurchase agreements and other short-term borrowings(f)	162,679	162,679	—	—	162,679
Junior subordinated debentures(g)	73,073	74,680	—	74,680	—
Subordinated debentures(f)	34,682	32,707	—	—	32,707

(a)
The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analysis.

(b)
In accordance with recent accounting guidance, the fair value of loans as of March 31, 2018 was measured using the exit price valuation method, determined primarily by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows, while incorporating liquidity and credit assumptions. Previously the fair value of loans as of December 31, 2017 was estimated solely by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows. Additionally, this amount excludes collateral dependent impaired loans, which are deemed to be marked to fair value on a nonrecurring basis.

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
The Company considers its current use of financial instruments to be the highest and best use of the instruments.

NOTE 11 - REVENUE RECOGNITION

The Company adopted the new revenue recognition standard as of January 1, 2018 and is using the modified retrospective transition method upon adoption. The Company determined that there were no material changes to be made to revenue recognition upon adoption and that there were no practical expedients to apply to its contracts.

A portion of the Company's noninterest income is derived from contracts with customers, and as such, the revenue recognized depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company considers the terms of the contract and all relevant facts and circumstances when applying this guidance. To ensure its alignment with this core principle, the Company measures revenue and the timing of recognition by applying the following five steps:

1.	Identify the contract(s) with customers

2.	Identify the performance obligations

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when (or as) the entity satisfies a performance obligation

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$4,431	$4,544
Interchange fees	3,405	3,121
ATM fees	654	687
Investment management - wealth management and advisory services	5,582	5,137
Investment management - retail investments and insurance revenue	560	477
Merchant processing income	431	293
Other noninterest income	974	822

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and service requirements are generally explicitly identified in the associated contracts. Additional information related to each of the revenue streams is further noted below:

Deposit Account Fees

The Company offers various deposit account products to its customers governed by specific deposit agreements applicable to either personal customers or business customers. These agreements identify the general conditions and obligations of both parties, and include standard information regarding deposit account related fees.

Deposit account services include providing access to deposit accounts as well as access to the various deposit transactional services of the Company. These transactional services are primarily those that are identified in the standard fee schedule, and include, but are not limited to, services such as overdraft protection, wire transfer, and check collection. Revenue is recognized in conjunction with the various services being provided. For example, the Company may assess monthly fixed service fees associated with the customer having access to the deposit account, which can vary depending on the account type and daily account balance. In addition, the Company may also assess separate fixed fees associated with and at the time specific transactions are entered in to by the customer. As such, the Company considers its performance obligations to be met concurrently with providing the account access or completing the requested deposit transaction.

Cash Management

Cash management services are a subset of the Deposit account fees revenue stream. These services primarily include ACH transaction processing, positive pay and remote deposit services. These services are also governed by separate agreements entered into with the customer. The fee arrangement for these services are structured to assess fees under one of two scenarios, either a per transaction fee arrangement or an earnings credit analysis arrangement. Under the per transaction fee arrangement, fixed fees are assessed concurrently with customers executing the transactions, and as such, the Company considers its performance obligations to be met concurrently with completing the requested transaction. Under the earnings credit analysis arrangement, the Company provides a monthly earnings credit to the customer that is negotiated and determined based on various factors. The credit is then available to absorb the per transaction fees that are assessed on the customer's deposit account activity for the month. Any amount of the transactional fees in excess of the earnings credit is recognized as revenue in that month.

Interchange Fees

The Company earns interchange revenue from its issuance of credit and debit cards granted through its membership in various card payment networks. The Company provides credit cards and debit cards to its customers which are authorized and settled through these payment networks, and in exchange, the Company earns revenue as determined by each payment network's interchange program. The revenue is recognized concurrently with the settlement of card transactions within each network.

ATM Fees

The Company deploys automated teller machines (ATMs) as part of its overall branch network. Certain transactions performed at the ATMs require customers to acknowledge and pay a fee for the requested service. Certain ATM fees are disclosed in the deposit account agreement fee schedules, whereas those assessed to non-Rockland Trust deposit holders are solely determined during the transaction at the machine.

The ATM fee is a fixed dollar per transaction amount, and as such, is recognized concurrently with the overall daily processing and settlement of the ATM activity.

Investment Management - Wealth Management and Advisory Services

The Company offers investment management and trust services to individuals, institutions, small businesses and charitable institutions. Each investment management product is governed by its own contract along with a separate identifiable fee schedule unique to that product. The Company also offers additional services, such as estate settlement, financial planning, tax services and other special services quoted at the client's request.

The asset management and/or custody fees are based upon a percentage of the monthly valuation of the principal assets in the customer's account, whereas fees for additional or special services are fixed in nature and are charged as services are rendered. As the fees are dependent on assets under management, which are susceptible to market factors outside of the Company's control, this variable consideration is constrained and therefore no revenue is estimated at contract initiation. As such, all revenue is recognized in correlation to the monthly management fee determinations or as transactional services are provided. Due to the fact that payments are primarily made subsequent to the valuation period, the Company records a receivable for revenue earned but not received. The following table provides the amount of investment management revenue earned but not received as of the periods indicated:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Receivables, included in other assets	$1,839	$1,934

Investment Management - Retail Investments and Insurance Revenue

The Company offers the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance products through registered representatives who are both employed by the Company and licensed and contracted with various Broker General Agents to offer these products to the Company’s customer base. As such, the Company performs these services as an agent and earns a fixed commission on the sales of these products and services. To a lesser degree, production bonus commissions can also be earned based upon the Company meeting certain volume thresholds.

In general, the Company recognizes commission revenue at the point of sale, and for certain insurance products, may also earn and recognize annual residual commissions commensurate with annual premiums being paid.

Merchant Processing Income

The Company refers customers to third party merchant processing partners in exchange for commission and fee income. The income earned is comprised of multiple components, including a fixed referral fee per each referred customer, a rebate amount determined primarily as a percentage of net revenue earned by the third party from services provided to each referred customer, and overall production bonus commissions if certain new account production thresholds are met. Merchant processing income is recognized in conjunction with either completing the referral to earn the fixed fee amount or as the merchant activity is processed to derive the Company's rebate and/or production bonus amounts.

Other Noninterest Income

The Company earns various types of other noninterest income that fall within the scope of the new revenue recognition rules, and have been aggregated into one general revenue stream in the table noted above. This amount includes, but is not limited to, the following types of revenue with customers:

Safe Deposit Rent

The Company rents out the use of safe deposit boxes to its customers, which can be accessed when the bank is open for business. The safe deposit box rental fee is paid upfront and is recognized as revenue ratably over the annual term of the contract.

1031 Exchange Fee Revenue

The Company provides like-kind exchange services pursuant to Section 1031 of the Internal Revenue Code. Fee income is recognized in conjunction with completing the exchange transactions.

Foreign Currency

The Company earns fee income associated with various transactions related to foreign currency product offerings, including foreign currency bank notes and drafts and foreign currency wires. The majority of this income is derived from commissions earned related to customers executing the above mentioned foreign currency transactions through arrangements with third party correspondents.

NOTE 12 - COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended March 31, 2018
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(7,240)	$1,772	$(5,468)
Less: net security gains reclassified into other noninterest income (expense)	—	—	—
Net change in fair value of securities available for sale	(7,240)	1,772	(5,468)

Change in fair value of cash flow hedges	386	(106)	280
Less: net cash flow hedge gains reclassified into interest income or interest expense (1)	90	(25)	65
Net change in fair value of cash flow hedges	296	(81)	215

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	—	—	—
Amortization of net actuarial losses	94	(26)	68
Amortization of net prior service costs	69	(20)	49
Net change in other comprehensive income for defined benefit postretirement plans (2)	163	(46)	117
Total other comprehensive loss	$(6,781)	$1,645	$(5,136)

	Three Months Ended March 31, 2017
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$896	$(364)	$532
Less: net security losses reclassified into other noninterest income	1	—	1
Net change in fair value of securities available for sale	895	(364)	531

Change in fair value of cash flow hedges	58	(24)	34
Less: net cash flow hedge losses reclassified into interest income or interest expense (1)	(93)	38	(55)
Net change in fair value of cash flow hedges	151	(62)	89

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(7)	3	(4)
Amortization of net actuarial losses	70	(29)	41
Amortization of net prior service credits	69	(28)	41
Net change in other comprehensive income for defined benefit postretirement plans (2)	132	(54)	78
Total other comprehensive income	$1,178	$(480)	$698

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in 2009. The original gain of $1.4 million, net of tax, is being recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $122,000 and $137,000 at March 31, 2018 and December 31, 2017, respectively.

(2)
The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in the Employee Benefit Plans footnote in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

Effective January 1, 2018, the Company elected to reclassify certain tax effects from accumulated other comprehensive income to retained earnings, related to items that were stranded in other comprehensive income as a result of the Tax Act. A description of the other income tax effects that were reclassified as a result of the Act are listed in the table below.
Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Loss
	(Dollars in thousands)
	2018
Beginning balance: January 1, 2018	$(504)	$948	$137	$(2,412)	$(1,831)
Opening balance reclassification	(111)	205	29	(520)	(397)
Cumulative effect accounting adjustment	(831)	—	—	—	(831)
Net change in other comprehensive income (loss)	(5,468)	259	(44)	117	(5,136)
Ending balance: March 31, 2018	$(6,914)	$1,412	$122	$(2,815)	$(8,195)
	2017
Beginning balance: January 1, 2017	$173	$361	$281	$(2,152)	$(1,337)
Net change in other comprehensive income (loss)	531	125	(36)	78	698
Ending balance: March 31, 2017	$704	$486	$245	$(2,074)	$(639)

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
The fees collected in connection with the issuance of standby letters of credit are representative of the fair value of the Company's obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, fees collected in connection with the issuance of standby letters of credit are deferred. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. The deferred standby letter of credit fees represent the fair value of the Company's potential obligations under the standby letter of credit guarantees.
The following table summarizes the above financial instruments at the dates indicated:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to extend credit	$2,502,731	$2,443,478
Standby letters of credit	15,994	15,534
Deferred standby letter of credit fees	114	102
Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases.
Rent expense incurred under operating leases was approximately $2.5 million and $2.0 million the three months ended March 31, 2018 and 2017, respectively. Several of these leases have renewal options that typically range from 5 to 10 years.
There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2017. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for information regarding leases and other commitments.
Other Contingencies
At March 31, 2018, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. There was no reserve requirement at March 31, 2018 and the reserve requirement was $35.8 million at December 31, 2017.

NOTE 14 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.

The following table presents certain information related to the Company's investments in low income housing projects as of the dates indicated:

	March 31 2018		December 31 2017
	(Dollars in thousands)
Original investment value	$47,408		$47,399
Current recorded investment	34,153		35,225
Unfunded liability obligation	3,332		4,536
Tax credits and benefits	5,494	(1)	5,654
Amortization of investments	4,330	(2)	4,402	(4)
Net income tax benefit	1,165	(3)	1,253
(1) This amount reflects anticipated tax credits and tax benefits for the full year ended December 31, 2018.
(2) The amortization amount reduces the tax credits and benefits anticipated for the full year ended December 31, 2018.
(3) This amount represents the net tax benefit expected to be realized for the full year ended December 31, 2018 in determining the Company's effective tax rate.
(4) The 2017 amount is inclusive of $466,000 related to the revaluation of Low Income Housing tax credit investments as a result of the Tax Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, include, but are not limited to:

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

		Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$996,287	$946,510	$909,221	$915,628	$905,249
Loans	6,362,056	6,355,553	6,289,902	6,269,696	6,064,366
Allowance for loan losses	(60,862)	(60,643)	(59,710)	(59,479)	(62,318)
Goodwill and other intangible assets	240,268	241,147	242,105	243,005	230,613
Total assets	8,090,410	8,082,029	8,052,919	8,017,293	7,738,114
Total deposits	6,751,511	6,729,253	6,682,942	6,695,380	6,470,674
Total borrowings	298,939	323,698	340,683	320,378	304,297
Stockholders’ equity	956,059	943,809	931,224	914,584	877,480
Nonperforming loans	47,713	49,638	50,277	51,783	55,052
Nonperforming assets	48,071	50,250	53,175	54,812	58,456
Income statement
Interest income	$73,749	$72,876	$71,778	$68,133	$64,407
Interest expense	5,278	5,044	4,705	4,378	4,207
Net interest income	68,471	67,832	67,073	63,755	60,200
Provision for loan losses	500	1,300	—	1,050	600
Noninterest income	19,863	21,914	20,770	21,398	18,912
Noninterest expenses	53,451	51,467	51,310	52,809	48,773
Net income	27,555	22,064	23,852	20,563	20,725
Per share data
Net income—basic	$1.00	$0.80	$0.87	$0.75	$0.77
Net income—diluted	1.00	0.80	0.87	0.75	0.76
Cash dividends declared	0.38	0.32	0.32	0.32	0.32
Book value per share	34.75	34.38	33.94	33.34	32.44
Tangible book value per share (1)	26.02	25.60	25.12	24.48	23.92
Performance ratios
Return on average assets	1.39%	1.08%	1.18%	1.06%	1.10%
Return on average common equity	11.73%	9.28%	10.18%	9.15%	9.59%
Net interest margin (on a fully tax equivalent basis)	3.77%	3.64%	3.65%	3.60%	3.51%
Equity to assets	11.82%	11.68%	11.56%	11.41%	11.34%
Dividend payout ratio	31.88%	39.79%	36.80%	42.09%	74.62%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.75%	0.78%	0.80%	0.83%	0.91%
Nonperforming assets as a percent of total assets	0.59%	0.62%	0.66%	0.68%	0.76%
Allowance for loan losses as a percent of total loans	0.96%	0.95%	0.95%	0.95%	1.03%

Allowance for loan losses as a percent of nonperforming loans	127.56%	122.17%	118.76%	114.86%	113.20%
Capital ratios
Tier 1 leverage capital ratio	10.32%	10.04%	10.03%	10.07%	9.92%
Common equity tier 1 capital ratio	11.47%	11.20%	11.13%	10.95%	10.89%
Tier 1 risk-based capital ratio	12.57%	12.31%	12.24%	12.07%	12.05%
Total risk-based capital ratio	14.08%	13.82%	13.75%	13.58%	13.66%

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

Interest-Earning Assets

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect an overall increase in total loans over the past five quarters due to the results of that strategy, as well as the impact from acquisitions. For the first quarter of 2018, loan growth in the commercial and industrial loans, small business and residential categories were offset by declines in commercial real estate and home equity related balances.

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

Funding and Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth, supporting management's emphasis on core deposit growth to fund loans, as depicted by the following chart:

As of March 31, 2018, core deposits comprised 90.1% of total deposits. The continued emphasis on core deposits has resulted in a cost of deposits of only 0.24% for the 2018 first quarter, which increased by two basis points when compared to the fourth quarter of 2017.

The Company's net interest margin was 3.77% for the quarter ended March 31, 2018, a 13 basis point increase from the fourth quarter of 2017, reflecting the Company's asset sensitive position, as shown by the following chart:

Noninterest Income

Management continues to focus on noninterest income growth, which is primarily comprised of deposit account fees, interchange and ATM fees, investment management fees and mortgage banking income. The following chart shows the components of noninterest income over the past five quarters:

Expense Control

Management seeks to take a balanced approach to noninterest expense control by monitoring the management of ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits, as well as expenses associated with buildings and equipment. The following chart depicts the Company's efficiency ratio on a GAAP basis (calculated by dividing noninterest expense by the sum of noninterest income and net interest income), as well as the Company's efficiency ratio on a non-GAAP operating basis, if applicable (calculated by dividing noninterest expense, excluding certain noncore items, by the sum of noninterest income, excluding certain noncore items, and net interest income), over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has also made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies help the Company operate in a more tax effective manner and sometimes also create a competitive advantage for Rockland Trust and its community development subsidiaries. During the first quarter of 2018, the Company’s effective tax rate was 19.86%, reflecting the decreased corporate federal tax rate associated with the Tax Act. In addition, the effective tax rate includes the impact of excess tax benefits associated with stock compensation transactions and other discrete items, totaling $1.2 million.

Capital

The Company's approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term earnings growth. Strong earnings retention has contributed to capital growth. Book value per share increased 1.1% in the first quarter of 2018 and 7.1% over the past four quarters. In addition, tangible book value per share increased 1.6% in the first quarter of 2017 and has increased by 8.8% over the past four quarters (see "Non-GAAP Measures" below for a reconciliation of non-GAAP measures). Stockholders' equity as a percentage of total assets was 11.82% for the first quarter of 2018, compared to 11.68% in the fourth quarter of 2017. The Company's tangible common equity ratio (or tangible common equity as a percentage of tangible assets) increased to 9.12% for the first quarter of 2018, as compared to 8.96% in the fourth quarter of 2017. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures. The following chart shows the Company's book value and tangible book value per share over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

The Company's growth in capital enables the payment of cash dividends. The Company declared quarterly cash dividends of $0.38 per share for the first quarter of 2018, representing an increase of 18.8% from the 2017 quarterly dividend rate of $0.32 per share.

First Quarter 2018 Results

Net income for the first quarter of 2018 was $27.6 million, or $1.00 on a diluted earnings per share basis, an increase of 33.0% and 31.6%, respectively, as compared to $20.7 million, or $0.76 on a diluted earnings per share basis, for the prior year first quarter. First quarter 2018 net income of $27.6 million (which included no adjustments) compared to the operating net income from the first quarter of 2017 of $21.1 million reflected an increase of 30.9%. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

2018 Outlook

During the Company’s first quarter 2018 earnings call, the Company stated that it anticipates the following for the full year ending December 31, 2018 (as compared with the year ending December 31, 2017):

•	Loan and deposit growth for the full year 2018 to be in the low single digit range;

•	Assuming no further Fed Funds rate increases, the full year 2018 net interest margin is expected to expand by 15 to 20 basis points versus the full year 2017;

•	Both full year 2018 non-interest income and non-interest expense are expected to increase at a low to mid-single digit rate; and

•	The effective tax rate for the remainder of the year (excluding discrete items) is expected to approximate 23%.

Non-GAAP Measures
When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes and other noncore items shown in the table that follows. There are items that impact the Company's results that management believes are unrelated to its core banking business such as gains or losses on the sales of securities, merger and acquisition expenses, loss on extinguishment of debt, impairment, and other items, such as one-time adjustments as a result of changes in laws and regulations. Management, therefore, computes certain non-GAAP measures including net operating earnings and operating EPS, noninterest income on an operating basis and efficiency ratio on an operating basis, which exclude items management considers to be noncore. Management believes excluding these items facilitates greater visibility into the Company’s core banking business and underlying trends that may, to some extent, be obscured by inclusion of such items.

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

The following tables summarize adjustments for noncore items for the time periods indicated below and reconciles non-GAAP measures:

	Three Months Ended March 31
	Net Income		Diluted Earnings Per Share
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$27,555	$20,725	$1.00	$0.76
Non-GAAP adjustments
Noninterest expense components
Merger and acquisition expenses	—	484	—	0.02
Total impact of noncore items	—	484	—	0.02
Net tax benefit associated with noncore items (1)	—	(153)	—	—
Noncore items, net of tax	$—	$331	$—	$0.02
Operating net income (Non-GAAP)	$27,555	$21,056	$1.00	$0.78

(1)
The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

	Three Months Ended
	March 31 2018	December 31 2017	September 30 2017	June 30 2017	March 31 2017
	(Dollars in thousands)
Net interest income (GAAP)	$68,471	$67,832	$67,073	$63,755	$60,200	(a)

Noninterest income (GAAP)	$19,863	$21,914	$20,770	$21,398	$18,912	(b)
Noninterest income on an operating basis (Non-GAAP)*	$19,863	$21,914	$20,770	$21,398	$18,912	(c)

Noninterest expense (GAAP)	$53,451	$51,467	$51,310	$52,809	$48,773	(d)
Less:
Merger and acquisition expense	—	—	—	2,909	484
Noninterest expense on an operating basis (Non-GAAP)	$53,451	$51,467	$51,310	$49,900	$48,289	(e)

Total revenue (GAAP)	$88,334	$89,746	$87,843	$85,153	$79,112	(a+b)
Total operating revenue (Non-GAAP)*	$88,334	$89,746	$87,843	$85,153	$79,112	(a+c)

Ratios
Noninterest income as a % of revenue (GAAP based)	22.49%	24.42%	23.64%	25.13%	23.91%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)*	22.49%	24.42%	23.64%	25.13%	23.91%	(c/(a+c))
Efficiency ratio (GAAP based)	60.51%	57.35%	58.41%	62.02%	61.65%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	60.51%	57.35%	58.41%	58.60%	61.04%	(e/(a+c))
* There were no adjustments for the periods presented.

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	March 31, 2018	December 31 2017	September 30 2017	June 30 2017	March 31, 2017
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$956,059	$943,809	$931,224	$914,584	$877,480	(a)
Less: Goodwill and other intangibles	240,268	241,147	242,105	243,005	230,613
Tangible common equity (Non-GAAP)	715,791	702,662	689,119	671,579	646,867	(b)
Tangible assets
Assets (GAAP)	8,090,410	8,082,029	8,052,919	8,017,293	7,738,114	(c)
Less: Goodwill and other intangibles	240,268	241,147	242,105	243,005	230,613
Tangible assets (Non-GAAP)	$7,850,142	$7,840,882	$7,810,814	$7,774,288	$7,507,501	(d)
Common shares	27,512,328	27,450,190	27,437,791	27,431,171	27,046,768	(e)

Common equity to assets ratio (GAAP)	11.82%	11.68%	11.56%	11.41%	11.34%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	9.12%	8.96%	8.82%	8.64%	8.62%	(b/d)
Book value per share (GAAP)	$34.75	$34.38	$33.94	$33.34	$32.44	(a/e)
Tangible book value per share (Non-GAAP)	$26.02	$25.60	$25.12	$24.48	$23.92	(b/e)

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
There have been no material changes in critical accounting policies during the first three months of 2018. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $49.8 million, or 5.3%, at March 31, 2018 as compared to December 31, 2017, reflecting new purchases of $91.2 million made during the three month period, partially offset by paydowns on existing securities. The ratio of securities to total assets was 12.31% and 11.71% at March 31, 2018 and December 31, 2017, respectively.
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

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During the three months ended March 31, 2018 and 2017, the Bank originated residential loans with the intention of selling them in the secondary market or to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no losses during the three month periods ended March 31, 2018 and March 31, 2017 related to these activities.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended March 31
	2018	2017
	(Dollars in thousands)
Held in portfolio	$38,816	$42,580
Sold or held for sale in the secondary market	38,091	45,457
Total closed loans	$76,907	$88,037

The Company sold $38.9 million and $49.6 million in residential loans during the three months ended March 31, 2018 and 2017, respectively. All loans sold during these periods were sold with servicing rights released.

Currently, the Bank sells the servicing of sold loans for a servicing release premium, simultaneous with the sale of the loan. In the past, the Bank may have opted to sell loans and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $269.5 million, $277.8 million and $299.8 million at March 31, 2018, December 31, 2017, and March 31, 2017, respectively. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:

Table 2 - Mortgage Servicing Asset

	Three Months Ended March 31
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$1,697	$2,048
Amortization	(83)	(101)
Change in valuation allowance	18	11
Balance at end of period	$1,632	$1,958
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
Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The Company’s loan portfolio increased by $6.5 million during the first three months of 2018.

Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of March 31, 2018:

(Dollars in thousands)
Average loan size	$230
Largest individual commercial and industrial loan outstanding	$22,893
Commercial and industrial nonperforming loans/commercial and industrial loans	3.40%
The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of March 31, 2018:

(Dollars in thousands)
Average loan size	$864
Largest individual commercial real estate mortgage outstanding	$27,184
Commercial real estate nonperforming loans/commercial real estate loans	0.09%
Owner occupied commercial real estate loans/commercial real estate loans	15.1%

In addition to the commercial portfolios, the Company also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $1.8 billion at March 31, 2018.

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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 3 - Nonperforming Assets

	March 31, 2018	December 31, 2017	March 31, 2017
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$30,751	$32,055	$36,877
Commercial real estate	2,997	3,123	4,792
Small business	412	230	207
Residential real estate	7,646	8,129	7,139
Home equity	5,858	6,022	5,987
Other consumer	40	71	48
Total (1)	$47,704	$49,630	$55,050
Loans past due 90 days or more but still accruing
Other consumer	9	8	2
Total	$9	$8	$2
Total nonperforming loans	$47,713	$49,638	$55,052
Other real estate owned	358	612	3,404
Total nonperforming assets	$48,071	$50,250	$58,456
Nonperforming loans as a percent of gross loans	0.75%	0.78%	0.91%
Nonperforming assets as a percent of total assets	0.59%	0.62%	0.76%

(1)	Inclusive of TDRs on nonaccrual status of $5.6 million, $6.1 million, and $5.4 million at March 31, 2018, December 31, 2017, and March 31, 2017, respectively.
The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 4 - Activity in Nonperforming Assets

	Three Months Ended
	March 31, 2018	March 31, 2017
	(Dollars in thousands)
Nonperforming assets beginning balance	$50,250	$61,580
New to nonperforming	2,001	3,948
Loans charged-off	(594)	(508)
Loans paid-off	(2,692)	(4,745)
Loans transferred to other real estate owned and foreclosed assets	—	(457)
Loans restored to performing status	(690)	(629)
New to other real estate owned	—	457
Sale of other real estate owned	(254)	(1,226)
Other	50	36
Nonperforming assets ending balance	$48,071	$58,456

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 5 - Troubled Debt Restructurings

	March 31, 2018	December 31, 2017	March 31, 2017
	(Dollars in thousands)
Performing troubled debt restructurings	$25,617	$25,852	$25,575
Nonaccrual troubled debt restructurings	5,637	6,067	5,439
Total	$31,254	$31,919	$31,014
Performing troubled debt restructurings as a % of total loans	0.40%	0.41%	0.42%
Nonaccrual troubled debt restructurings as a % of total loans	0.09%	0.10%	0.09%
Total troubled debt restructurings as a % of total loans	0.49%	0.50%	0.51%
The following table summarizes changes in TDRs for the periods indicated:
Table 6 - Activity in Troubled Debt Restructurings

	Three Months Ended
	March 31 2018	March 31 2017
	(Dollars in thousands)
TDRs beginning balance	$31,919	$32,292
New to TDR status	235	231
Transfer to OREO	—	(215)
Paydowns	(845)	(1,277)
Charge-offs	(55)	(17)
TDRs ending balance	$31,254	$31,014

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 7 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended
	2018	2017
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$636	$571
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$500	$523
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
Total impaired loans at March 31, 2018 and December 31, 2017 were $70.9 million and $72.8 million, respectively. For additional information regarding the Company’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At March 31, 2018, there were 57 relationships, with an aggregate balance of $78.9 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.
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
While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Additionally, various regulatory agencies, as an integral part of the Bank's examination process, periodically assess the adequacy of the allowance for loan losses to access whether the allowance was determined in accordance with GAAP and applicable guidance.
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
As of March 31, 2018, the allowance for loan losses totaled $60.9 million, or 0.96% of total loans, as compared to $60.6 million, or 0.95% of total loans, at December 31, 2017.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 8 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in thousands)
Average total loans	$6,334,295	$6,308,374	$6,275,200	$6,158,997	$6,017,713
Allowance for loan losses, beginning of period	$60,643	$59,710	$59,479	$62,318	$61,566
Charged-off loans
Commercial and industrial	133	176	124	3,591	—
Commercial real estate	—	39	—	—	—
Small business	24	44	164	24	70
Residential real estate	39	25	43	116	23
Home equity	79	59	81	122	14
Other consumer	318	343	405	345	401
Total charged-off loans	593	686	817	4,198	508
Recoveries on loans previously charged-off
Commercial and industrial	12	11	404	13	187
Commercial real estate	20	42	286	26	31
Small business	9	18	17	13	66
Residential real estate	2	2	15	2	12
Home equity	34	31	65	26	76
Other consumer	235	215	261	229	288
Total recoveries	312	319	1,048	309	660
Net loans charged-off (recovered)
Commercial and industrial	121	165	(280)	3,578	(187)
Commercial real estate	(20)	(3)	(286)	(26)	(31)
Small business	15	26	147	11	4
Residential real estate	37	23	28	114	11
Home equity	45	28	16	96	(62)
Other consumer	83	128	144	116	113
Total net loans charged-off (recovered)	281	367	(231)	3,889	(152)
Provision for loan losses	500	1,300	—	1,050	600
Total allowance for loan losses, end of period	$60,862	$60,643	$59,710	$59,479	$62,318
Net loans charged-off (recovered) as a percent of average total loans (annualized)	0.02%	0.02%	(0.01)%	0.25%	(0.01)%
Allowance for loan losses as a percent of total loans	0.96%	0.95%	0.95%	0.95%	1.03%
Allowance for loan losses as a percent of nonperforming loans	127.56%	122.17%	118.76%	114.86%	113.20%
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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 9 - Summary of Allocation of Allowance for Loan Losses

	March 31, 2018		December 31, 2017
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$13,533	14.2%	$13,256	14.0%
Commercial real estate	31,459	48.8%	31,453	48.9%
Commercial construction	5,679	6.3%	5,698	6.3%
Small business	1,593	2.1%	1,577	2.1%
Residential real estate	2,837	12.0%	2,822	11.9%
Home equity	5,359	16.5%	5,390	16.6%
Other consumer	402	0.1%	447	0.2%
Total allowance for loan losses	$60,862	100.0%	$60,643	100.0%
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

Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $13.0 million and $11.6 million at March 31, 2018 and December 31, 2017, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases and/or is subject to redemption of FHLB stock proportional to the volume of funding received and views the holdings as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Other Intangible Assets Goodwill and other intangible assets were $240.3 million and $241.1 million as of March 31, 2018 and December 31, 2017, respectively. The decrease in 2018 was due to amortization of definite-lived intangibles.
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
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $152.6 million and $151.5 million at March 31, 2018 and December 31, 2017, respectively. The Company recorded tax exempt income from the life insurance policies of $947,000 and $964,000 for the three months ended March 31, 2018 and 2017, respectively.
Deposits As of March 31, 2018, total deposits were $6.8 billion, representing a $22.3 million, or 0.3%, increase from December 31, 2017. The growth was primarily attributable to increases in both core deposits and time deposits. Core deposits as a percentage of total deposits remained consistent at 90.1% as of March 31, 2018. The total cost of deposits was 0.24% for the first quarter of 2018, representing an increase from the year ago period of six basis points.
The Bank also participates in the Promontory Interfinancial Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. In addition, the Company may occasionally raise funds through brokered certificates of deposit. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. At March 31, 2018 and December 31, 2017, the Company had brokered deposits of $52.1 million and $54.5 million, respectively, primarily consisting of deposits associated with the Promontory Interfinancial Network.

Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.

The Company’s borrowings, net of applicable debt issuance costs, consisted of the following as of the periods indicated:
Table 10 - Borrowings

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$53,257	$53,264
Short-term borrowings - one year and under (1)
Customer repurchase agreements	137,914	162,679
Long-term borrowings - over one year (1)
Junior subordinated debentures:
Capital Trust V	51,503	51,503
Slades Ferry Trust I	10,230	10,229
Central Trust I	5,258	5,258
Central Trust II	6,084	6,083
Subordinated debentures	34,693	34,682
Total long-term borrowings	$107,768	$107,755
Total borrowings	$298,939	$323,698
(1) Classification is based upon duration at origination and not predicated upon remaining time to maturity.
The Bank had $2.9 billion of assets pledged as collateral against borrowings as of March 31, 2018 and December 31, 2017, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston. Assets are also pledged as collateral for customer repurchase agreements.

Capital Resources On March 15, 2018, the Company’s Board of Directors declared a cash dividend of $0.38 per share to stockholders of record as of the close of business on March 26, 2018. This dividend was paid on April 6, 2018.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At March 31, 2018 and December 31, 2017, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements for each period indicated:

Table 11 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	March 31, 2018
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$904,691	14.08%	$513,998	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	736,859	11.47%	289,124	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	807,859	12.57%	385,498	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	807,859	10.32%	313,181	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$862,886	13.44%	$513,784	≥	8.0%	$642,230	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	800,748	12.47%	289,003	≥	4.5%	417,449	≥	6.50%
Tier 1 capital (to risk weighted assets)	800,748	12.47%	385,338	≥	6.0%	513,784	≥	8.00%
Tier 1 capital (to average assets)	800,748	10.23%	313,062	≥	4.0%	391,328	≥	5.00%
	December 31, 2017
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$886,807	13.82%	$513,398	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	718,995	11.20%	288,787	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	789,992	12.31%	385,049	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	789,992	10.04%	314,756	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$846,147	13.19%	$513,175	≥	8.0%	$641,469	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	784,014	12.22%	288,661	≥	4.5%	416,955	≥	6.50%
Tier 1 capital (to risk weighted assets)	784,014	12.22%	384,881	≥	6.0%	513,175	≥	8.00%
Tier 1 capital (to average assets)	784,014	9.97%	314,630	≥	4.0%	393,288	≥	5.00%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased-in, beginning at 0.625% on January 1, 2016 and ultimately increasing to 2.5% on January 1, 2019. At March 31, 2018 the Company's capital levels exceeded the fully-phased in buffer of 2.5%.
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company totaled $13.5 million and $11.7 million for the three months ended March 31, 2018 and 2017, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements of the Company. At both March 31, 2018 and 2017, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Community Reinvestment Act In September 2017, the FDIC and the Massachusetts Division of Banks assigned the Bank a CRA rating of Satisfactory.

Investment Management As of March 31, 2018, the Rockland Trust Investment Management Group had assets under administration of $3.5 billion, representing 5,648 trust, fiduciary, and agency accounts. At December 31, 2017, assets under administration were $3.5 billion, representing approximately 5,616 trust, fiduciary, and agency accounts. Included in these amounts as of March 31, 2018 and December 31, 2017 are assets under administration of $292.1 million and $303.7 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides investment management services to institutional and high net worth clients. Revenue from the Investment Management Group was $5.6 million and $5.1 million for the three months ended March 31, 2018 and 2017, respectively.
Retail investments and insurance revenue was $560,000 and $477,000 for the three months ended March 31, 2018 and 2017, respectively. Retail investments and insurance revenue includes commission revenue from LPL Financial (“LPL”) and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., which offers the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients.

RESULTS OF OPERATIONS
The following table provides a summary of results of operations for the three months ended March 31, 2018 and 2017:
Table 12 - Summary of Results of Operations

	Three Months Ended March 31
	2018	2017
	(Dollars in thousands, except per share data)
Net Income	$27,555	$20,725
Diluted earnings per share	$1.00	$0.76
Return on average assets	1.39%	1.10%
Return on average equity	11.73%	9.59%
Net interest margin	3.77%	3.51%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the first quarter of 2018 was $68.6 million, representing an increase of $8.1 million, or 13.3%, when compared to the first quarter of 2017. Net interest income benefited from the Company's sustained asset sensitive position, along with the reinvestment of excess liquidity.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three months ending March 31, 2018 and 2017, respectively. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 13 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended March 31
	2018			2017
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$81,934	$311	1.54%	$105,007	$207	0.80%
Securities
Securities - trading	1,433	—	—%	999	—	—%
Securities - taxable investments	967,221	6,219	2.61%	875,417	5,367	2.49%
Securities - nontaxable investments (1)	2,262	20	3.59%	3,793	40	4.28%
Total securities	970,916	6,239	2.61%	880,209	5,407	2.49%
Loans held for sale	2,753	19	2.80%	2,725	14	2.08%
Loans (2)
Commercial and industrial	879,336	9,615	4.43%	880,765	8,642	3.98%
Commercial real estate (1)	3,107,437	33,289	4.34%	3,029,344	30,215	4.05%
Commercial construction	397,720	4,671	4.76%	331,285	3,577	4.38%
Small business	132,125	1,862	5.72%	124,374	1,680	5.48%
Total commercial	4,516,618	49,437	4.44%	4,365,768	44,114	4.10%
Residential real estate	755,996	7,501	4.02%	643,672	6,099	3.84%
Home equity	1,051,022	10,205	3.94%	996,940	8,708	3.54%
Total consumer real estate	1,807,018	17,706	3.97%	1,640,612	14,807	3.66%
Other consumer	10,659	214	8.14%	11,333	241	8.62%
Total loans	6,334,295	67,357	4.31%	6,017,713	59,162	3.99%
Total interest-earning assets	$7,389,898	$73,926	4.06%	$7,005,654	$64,790	3.75%
Cash and due from banks	97,605			94,955
Federal Home Loan Bank stock	13,016			13,108
Other assets	545,516			540,411
Total assets	$8,046,035			$7,654,128
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,563,186	$1,093	0.17%	$2,479,373	$763	0.12%
Money market	1,338,265	1,364	0.41%	1,258,466	857	0.28%
Time deposits	646,529	1,478	0.93%	634,947	1,147	0.73%
Total interest-bearing deposits	$4,547,980	$3,935	0.35%	$4,372,786	$2,767	0.26%
Borrowings
Federal Home Loan Bank borrowings	$73,040	$260	1.44%	$66,556	$403	2.46%
Customer repurchase agreements	155,768	66	0.17%	157,305	56	0.14%
Junior subordinated debentures	73,074	590	3.27%	73,085	554	3.07%
Subordinated debentures	34,687	427	4.99%	34,641	427	5.00%
Total borrowings	$336,569	$1,343	1.62%	$331,587	$1,440	1.76%

Total interest-bearing liabilities	$4,884,549	$5,278	0.44%	$4,704,373	$4,207	0.36%
Demand deposits	2,129,517			1,987,579
Other liabilities	79,125			85,691
Total liabilities	$7,093,191			$6,777,643
Stockholders' equity	952,844			876,485
Total liabilities and stockholders' equity	$8,046,035			$7,654,128
Net interest income (1)		$68,648			$60,583
Interest rate spread (3)			3.62%			3.39%
Net interest margin (4)			3.77%			3.51%
Supplemental information
Total deposits, including demand deposits	$6,677,497	$3,935		$6,360,365	$2,767
Cost of total deposits			0.24%			0.18%
Total funding liabilities, including demand deposits	$7,014,066	$5,278		$6,691,952	$4,207
Cost of total funding liabilities			0.31%			0.25%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $177,000 and $383,000 for the three months ended March 31, 2018 and 2017, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $2.3 million and $3.8 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $51.9 million and $73.8 million, for the three months ended March 31, 2018 and 2017, respectively.

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
Table 14 - Volume Rate Analysis

	Three Months Ended March 31
	2018 Compared To 2017
	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$149	$(45)	$104
Securities
Securities - taxable investments	289	563	852
Securities - nontaxable investments (1)	(4)	(16)	(20)
Total securities			832
Loans held for sale	5	—	5
Loans
Commercial and industrial	987	(14)	973
Commercial real estate (1)	2,295	779	3,074
Commercial construction	377	717	1,094
Small business	77	105	182
Total commercial			5,323
Residential real estate	338	1,064	1,402
Home equity	1,025	472	1,497
Total consumer real estate			2,899
Other consumer	(13)	(14)	(27)
Total loans (1)(2)			8,195
Total income of interest-earning assets			$9,136
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$304	$26	$330
Money market	453	54	507
Time certificates of deposits	310	21	331
Total interest bearing deposits			1,168
Borrowings
Federal Home Loan Bank borrowings	(182)	39	(143)
Customer repurchase agreements and other short-term borrowings	11	(1)	10
Junior subordinated debentures	36	—	36
Subordinated debentures	(1)	1	—
Total borrowings			(97)
Total expense of interest-bearing liabilities			1,071
Change in net interest income			$8,065

(1)	The table above reflects income determined on a FTE basis. See footnote (1) to table 13 above for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses was $500,000 for the three months ended March 31, 2018, as compared to $600,000 for the comparable year-ago period. The Company’s allowance for loan losses, as a percentage of total loans, was 0.96% at March 31, 2018, 0.95% at December 31, 2017, and 1.03% at March 31, 2017. The Company recorded net charge-offs of $281,000 for the three months ended March 31, 2018, as compared to net recoveries of $152,000 for the three months ended March 31, 2017.
Economic activity has remained generally positive in the New England area.  Staffing has been tight in the market and wage increases have begun to materialize. Some large employers publicly announced their intentions to raise wages in response to the reduction in the corporate tax rate in the Tax Act. Pricing activity appears mixed as some retail firms suggest they may need to raise prices in response to rising labor and shipping costs, however the general change in pricing is expected to be relatively minor. Commercial real estate trends continue to be strong into the first quarter of 2018. However, some concern is noted over commercial real estate valuations which could be pressured in response to rising yields on longer term Treasury securities.  Residential real estate metrics also remain strong with median sales prices continuing their upward momentum throughout New England. Overall volume of closed sales through the first quarter of 2018 was down slightly from prior periods due to continued tightening of supply, however demand remains quite strong. Continued strength in most economic fundamentals is generally expected through 2018 with most industries and sectors maintaining a positive to stable outlook.

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

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 15 - Noninterest Income

	Three Months Ended
	March 31		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,431	$4,544	$(113)	(2.49)%
Interchange and ATM fees	4,173	3,922	251	6.40%
Investment management	6,142	5,614	528	9.41%
Mortgage banking income	870	957	(87)	(9.09)%
Gain on sale of equity securities	—	4	(4)	nm
Increase in cash surrender value of life insurance policies	947	964	(17)	(1.76)%
Loan level derivative income	447	606	(159)	(26.24)%
Other noninterest income	2,853	2,301	552	23.99%
Total	$19,863	$18,912	$951	5.03%
nm - the percentage is not meaningful.
The primary reasons for the variances in the noninterest income category shown in the preceding tables include:
Deposit account fees decreased due primarily to reduced overdraft fees.
Interchange and ATM fees have increased as a result of the continued growth of core checking accounts, and to a lesser degree by the Island Bancorp, Inc. ("Island Bancorp") acquisition which closed in May 2017.
Investment management income growth was driven primarily from growth in overall assets under administration, which were $3.5 billion as of March 31, 2018, an increase of $416.2 million, or 13.7%, compared to March 31, 2017.
Mortgage banking income decreased due to a decrease in loans closed during the first quarter of 2018 as compared to 2017, as well as higher percentage of closed loans being placed into the Company's portfolio in 2018.
Loan level derivative income decreased due to lower customer demand.
Other noninterest income increased primarily due to higher rental income related to equipment leasing.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 16 - Noninterest Expense

	Three Months Ended
	March 31		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$31,100	$28,324	$2,776	9.80%
Occupancy and equipment expenses	7,408	6,158	1,250	20.30%
Data processing & facilities management	1,286	1,272	14	1.10%
FDIC assessment	798	783	15	1.92%
Advertising expense	1,123	1,294	(171)	(13.21)%
Loss on sale of equity securities	—	3	(3)	nm
Merger and acquisition expenses	—	484	(484)	nm
Software maintenance	972	930	42	4.52%
Other noninterest expenses	10,764	9,525	1,239	13.01%
Total	$53,451	$48,773	$4,678	9.59%
nm - the percentage is not meaningful.
The primary reasons for the variances in the noninterest expense category shown in the preceding tables include:
The increase in salaries and employee benefits reflects overall increases in the employee base due to new hires and the 2017 second quarter Island Bancorp acquisition, along with increases in expenses associated with merit and incentive programs, payroll taxes and medical insurance.
Occupancy and equipment expense increases were attributable to rental expense depreciation on equipment associated with the Company's equipment leasing initiative, as well as increases in snow removal costs and accelerated rent expenses associated with a branch closure in the first quarter of 2018.
Advertising expenses decreased due to timing of various campaigns.
Merger and acquisition expense in March 2017 is primarily related to the 2016 New England Bancorp, Inc. ("NEB") acquisition. There were no such expenses for 2018.
Other noninterest expenses increased primarily due to unrealized losses on equity securities (governed by new accounting guidance effective in 2018 which requires income statement recognition of unrealized gains and losses on equity securities), and a change in classification of certain retirement plan expenses previously recognized in salaries and benefits (also due to new accounting guidance effective in 2018). Additionally, the change reflects increases in consultant fees and higher provision for unfunded commitments as compared to the year ago period.
Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 17 - Tax Provision and Applicable Tax Rates

	Three Months Ended
	March 31
	2018	2017
	(Dollars in thousands)
Combined federal and state income tax provision	$6,828	$9,014
Effective income tax rate	19.86%	30.31%
Blended statutory tax rate	28.20%	40.86%

The Company's blended statutory and effective tax rates in 2018 are lower as compared to the year ago period due primarily to the impact of the Tax Act, which decreased the maximum Federal corporate tax rate from 35% to 21%. Additionally, the effective tax rates in the table above are lower than the blended statutory tax rates due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in low income housing project investments. Lastly, the effective tax rate includes the impact of excess tax benefits associated with stock compensation transactions and other discrete items which can fluctuate year over year.

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
Table 18 - New Markets Tax Credit Recognition Schedule

Year and Amount of Investment		2018	2019	Total Remaining Credits

2012	$21,400	$1,285	$—	$1,285
2013	44,600	2,675	2,675	5,350
Total	$66,000	$3,960	$2,675	$6,635

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2032, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $47.4 million, of which $44.1 million has been funded. It is expected that the limited partnership investments will generate a net tax benefit of approximately $1.2 million for the full calendar year of 2018 and a total of $6.8 million over the remaining life of the investments from the combination of the tax credits and operating losses.
Risk Management
The Company’s Board of Directors and Executive Management have identified significant risk categories which affect the Company. The risk categories include: credit risk, operations risk, compliance risk, strategic and reputation risk, market risk and liquidity risk. The Board of Directors has approved an Enterprise Risk Management Policy that addresses each category of risk. The Senior Portfolio Risk Officer, Chief Financial Officer, Chief Information Officer, Director of Residential Lending, Compliance Officer, Executive Vice President of Commercial Lending and other members of management provide regular reports to the Board of Directors, identifying key risk issues and plans to mitigate key risks. The Board of Directors seeks to ensure the level of risk is maintained within limits established by both the Risk Management Policy and other previously approved policies.
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
Operations Risk    Operations risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, natural disasters and security risks. The potential for operational risk exposure exists throughout the organization. Integral to the Company's performance is the continued effectiveness of the Company's technical systems, operational infrastructure, relationships with third parties and the associates and key executives in day-to-day and ongoing operations. Failure by any or all of these resources subjects the Company to risks that may vary in size, scale and scope. These risks include, but are not limited to, operational or technical failures, unlawful tampering with technical systems, cyber security, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of the key individuals to perform properly. The Bank has an Operations Risk Management Committee that meets monthly and reports to the Board quarterly, or more frequently if warranted.  The Committee is chaired by the Director of Risk Management and members of the Committee include representatives from Audit, Finance, Technology, Operations, Information Security, Compliance and periodic attendance from business units throughout the organization.  An operations risk management report is updated quarterly and reviewed with the Board.
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
Strategic and Reputation Risk  Strategic and reputation risk represent the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, and failure to assess current and new opportunities and threats in business, markets, and products. Management seeks to mitigate strategic and reputational risk through annual strategic planning, frequent executive strategic reviews, ongoing competitive and technological observation, assessment processes of new product, new branch, and new business initiatives, adherence to ethical standards, a philosophy of customer advocacy, a structured process of customer complaint resolution, and ongoing reputational monitoring, crisis management planning, and management tools.
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
The primary goal of interest rate risk management is to control this risk within limits approved by the Board of Directors. These limits reflect the Company’s tolerance for interest rate risk over both short-term and long-term horizons. The Company attempts to manage interest rate risk by identifying, quantifying, and where appropriate, hedging its exposure. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. It is the Company's objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary, within limits management determines to be prudent, through the use of off-balance sheet hedging instruments such as interest rate swaps, floors and caps.
The Company quantifies its interest rate exposures using net interest income simulation models, as well as simpler gap analysis, and Economic Value of Equity analysis. Key assumptions in these simulation analyses relate to behavior of interest rates and behavior of the Company’s deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities) and the life and sensitivity of nonmaturity deposits (e.g. DDA, NOW, savings and money market). In the case of prepayment of mortgage assets, assumptions are derived from published dealer median prepayment estimates for comparable mortgage loans. The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, interest rate sensitivity of loans cannot be determined exactly and actual behavior may differ from assumptions.
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for March 31, 2018 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual (12 to 24 months) shifts in interest. The Company also regularly analyzes other "noncore" scenarios as it deems appropriate.

The results of all scenarios and the impact to net interest income are outlined in the table below:
Table 19 - Interest Rate Sensitivity

	March 31
	2018		2017
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(7.6)%	(8.5)%	(7.8)%	(10.6)%
+100	4.9%	10.0%	5.8%	9.5%
+200	9.2%	16.4%	11.3%	17.6%
+300	13.6%	23.0%	16.8%	25.8%
+400	18.1%	29.5%	22.2%	33.8%

Gradual rate shifts (basis points)
-100 over 12 months	(3.1)%	(7.0)%	(4.0)%	(9.3)%
+200 over 12 months	4.5%	14.8%	5.4%	15.6%
+400 over 24 months	4.5%	19.0%	5.4%	21.0%
Flat +500 over 12 months	5.4%	22.0%	6.8%	25.6%

Alternative scenarios
Flat up 200 basis points scenario	4.2%	13.1%	5.5%	14.9%

In addition, the Company's policy on interest rate risk simulation specifies that estimated net interest income for the second year of all “core scenarios” should not decline by more than 15.0%. The Company was within policy limits at March 31, 2018 and 2017. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits prompts the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income would be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.

The most significant factors affecting market risk exposure of the Company’s net interest income during the three months ended March 31, 2018 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate and LIBOR rates, and the interest rates being offered on long-term fixed rate loans.
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

Liquidity Risk    Liquidity risk is the risk that the Company will not have the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals, service borrowings, and to fund loan commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities. The Bank utilizes its extensive branch network to access retail customers who provide a base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors.
The Company actively manages its liquidity position under the direction of the Asset-Liability Committee of the Bank ("ALCO"). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB less short-term liabilities relative to total assets, was within policy limits at March 31, 2018. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
The Bank seeks to increase deposits without adversely impacting the weighted average cost of those funds. As part of a prudent liquidity risk management practice, the Company maintains various liquidity sources, some of which are only accessed on a contingency basis. Accordingly, management has implemented funding strategies that include FHLB advances, Federal Reserve Bank borrowing capacity and repurchase agreement lines. These nondeposit funds are also viewed as a contingent source of liquidity and, when profitable lending and investment opportunities exist, access to such funds provides a means to grow the balance sheet.
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
The Company can raise additional funds through the issuance of equity or unsecured debt privately or publicly and has done so in the past. Additionally, the Company is able to enter into additional repurchase agreements or acquire brokered deposits at its discretion. The availability and cost of equity or debt on an unsecured basis is dependent on many factors. Some factors that will impact this source of liquidity are the Company’s financial position, the market environment, and the Company’s credit rating. As such, the Company is careful to monitor the various factors that could impact its ability to raise liquidity through these channels.

The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 20 - Sources of Liquidity

	March 31, 2018			December 31, 2017
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston	$53,257	$956,434	(2)	$53,264	$954,789	(2)
Federal Reserve Bank of Boston	—	688,252	(3)	—	720,005	(3)
Unpledged Securities	—	419,656		—	375,155
Customer repurchase agreements	137,914	—	(4)	162,679	—	(4)
Junior subordinated debentures	73,075	—	(4)	73,073	—	(4)
Subordinated debt	34,693	—	(4)	34,682	—	(4)
Brokered deposits (1)	52,123	—	(4)	54,541	—	(4)
	$351,062	$2,064,342		$378,239	$2,049,949

(1)	Inclusive of $46.1 million and $48.5 million of brokered deposits acquired through participation in the Promontory Interfinancial Network as of March 31, 2018 and December 31, 2017, respectively.

(2)
Loans with a carrying value of $1.5 billion at both March 31, 2018 and December 31, 2017 have been pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.

(3)	Loans with a carrying value of $1.2 billion at both March 31, 2018 and December 31, 2017 have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

(4)	The additional borrowing capacity has not been assessed for these categories.
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
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet financial instruments during the three months ended March 31, 2018. See Note 8, "Derivative and Hedging Activities" and Note 13, "Commitments and Contingencies" within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for more information relating to the Company's off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended March 31, 2018. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a complete table of contractual obligations, commitments and contingencies.

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
Changes in Internal Controls over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At March 31, 2018, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors
As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2018:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
January 1 to January 31, 2018	—	$—	—	—
February 1 to February 28, 2018	21,536	$70.37	—	—
March 1 to March 31, 2018	3,050	$72.78	—	—
Total	24,586		—	—

(1)	Shares repurchased relate to the surrendering of shares in connection with the exercise and/or vesting of equity compensation grants to satisfy related tax withholding obligations.

(2)	The Company does not currently have a stock repurchase program or plan in place.

Item  3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Index

No.	Exhibit

10.1	Independent Bank Corp. 2018 Nonemployee Director Stock Plan, incorporated herein by reference to Exhibit A to Form DEF 14A filed on March 29, 2018.
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101	Interactive Data File *

*	Filed herewith

+	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

May 3, 2018	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

May 3, 2018	/s/ Robert D. Cozzone
Robert D. Cozzone Chief Financial Officer (Principal Financial Officer)