Form 10-Q
period 2018-06-30
INDEPENDENT BANK CORP
filed 2018-08-02
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
Commission File Number: 1-9047
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Acts. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2018, there were 27,538,339 shares of the issuer’s common stock outstanding, par value $0.01 per share.

Table 18 - Tax Provision and Applicable Tax Rates	87
Table 19 - New Markets Tax Credit Recognition Schedule	87
Table 20 - Interest Rate Sensitivity	90
Table 21 - Sources of Liquidity	92

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	June 30, 2018	December 31 2017
Assets
Cash and due from banks	$113,930	$103,485
Interest-earning deposits with banks	209,176	109,631
Securities
Trading	1,598	1,324
Equities	20,133	—
Available for sale	442,929	447,498
Held to maturity (fair value $523,288 and $494,194)	538,261	497,688
Total securities	1,002,921	946,510
Loans held for sale (at fair value)	9,614	4,768
Loans
Commercial and industrial	976,264	888,528
Commercial real estate	3,131,337	3,116,561
Commercial construction	364,225	401,797
Small business	147,137	132,370
Residential real estate	779,421	754,329
Home equity - first position	646,626	612,990
Home equity - subordinate positions	422,671	439,098
Other consumer	11,590	9,880
Total loans	6,479,271	6,355,553
Less: allowance for loan losses	(62,557)	(60,643)
Net loans	6,416,714	6,294,910
Federal Home Loan Bank stock	13,107	11,597
Bank premises and equipment, net	95,838	94,722
Goodwill	231,806	231,806
Other intangible assets	7,918	9,341
Cash surrender value of life insurance policies	153,574	151,528
Other real estate owned and other foreclosed assets	245	612
Other assets	126,159	123,119
Total assets	$8,381,002	$8,082,029
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$2,262,871	$2,159,396
Savings and interest checking accounts	2,739,228	2,599,922
Money market	1,351,623	1,325,634
Time certificates of deposit of $100,000 and over	302,219	278,531
Other time certificates of deposits	357,549	365,770
Total deposits	7,013,490	6,729,253
Borrowings

Federal Home Loan Bank borrowings	50,775	53,264
Customer repurchase agreements	142,235	162,679
Junior subordinated debentures (less unamortized debt issuance costs of $121 and $125)	73,077	73,073
Subordinated debentures (less unamortized debt issuance costs of $295 and $318)	34,705	34,682
Total borrowings	300,792	323,698
Other liabilities	89,655	85,269
Total liabilities	7,403,937	7,138,220
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value, authorized: 75,000,000 shares, issued and outstanding: 27,532,524 shares at June 30, 2018 and 27,450,190 shares at December 31, 2017 (includes 159,969 and 177,191 shares of unvested participating restricted stock awards, respectively)	274	273
Value of shares held in rabbi trust at cost: 156,714 shares at June 30, 2018 and 164,438 shares at December 31, 2017	(4,653)	(4,590)
Deferred compensation and other retirement benefit obligations	4,653	4,590
Additional paid in capital	481,979	479,430
Retained earnings	504,926	465,937
Accumulated other comprehensive loss, net of tax	(10,114)	(1,831)
Total stockholders’ equity	977,065	943,809
Total liabilities and stockholders' equity	$8,381,002	$8,082,029
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Interest income
Interest and fees on loans	$72,082	$62,287	$139,266	$121,080
Taxable interest and dividends on securities	6,498	5,609	12,717	10,976
Nontaxable interest and dividends on securities	16	26	32	52
Interest on loans held for sale	30	21	49	35
Interest on federal funds sold and short-term investments	541	190	852	397
Total interest and dividend income	79,167	68,133	152,916	132,540
Interest expense
Interest on deposits	4,587	2,912	8,522	5,679
Interest on borrowings	1,412	1,466	2,755	2,906
Total interest expense	5,999	4,378	11,277	8,585
Net interest income	73,168	63,755	141,639	123,955
Provision for loan losses	2,000	1,050	2,500	1,650
Net interest income after provision for loan losses	71,168	62,705	139,139	122,305
Noninterest income
Deposit account fees	4,551	4,392	8,982	8,936
Interchange and ATM fees	4,769	4,434	8,942	8,356
Investment management	6,822	5,995	12,964	11,609
Mortgage banking income	1,038	1,314	1,908	2,271
Gain on sale of equity securities	2	3	2	7
Increase in cash surrender value of life insurance policies	998	1,017	1,945	1,981
Loan level derivative income	708	1,337	1,155	1,943
Other noninterest income	2,999	2,906	5,852	5,207
Total noninterest income	21,887	21,398	41,750	40,310
Noninterest expenses
Salaries and employee benefits	30,288	28,654	61,388	56,978
Occupancy and equipment expenses	6,497	6,059	13,905	12,217
Data processing and facilities management	1,264	1,188	2,550	2,460
FDIC assessment	691	778	1,489	1,561
Advertising expense	1,166	1,365	2,289	2,659
Consulting expense	1,089	1,262	1,845	1,816
Debit card expense	841	852	1,650	1,624
Loss on sale of equity securities	—	2	—	5
Merger and acquisition expense	434	2,909	434	3,393
Software maintenance	997	896	1,969	1,826
Other noninterest expenses	9,421	8,844	18,620	17,043
Total noninterest expenses	52,688	52,809	106,139	101,582
Income before income taxes	40,367	31,294	74,750	61,033
Provision for income taxes	9,249	10,731	16,077	19,745
Net income	$31,118	$20,563	$58,673	$41,288
Basic earnings per share	$1.13	$0.75	$2.13	$1.52
Diluted earnings per share	$1.13	$0.75	$2.13	$1.52
Weighted average common shares (basic)	27,526,653	27,257,799	27,506,724	27,144,350

Common share equivalents	54,525	74,497	61,480	78,757
Weighted average common shares (diluted)	27,581,178	27,332,296	27,568,204	27,223,107
Cash dividends declared per common share	$0.38	$0.32	$0.76	$0.64
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net income	$31,118	$20,563	$58,673	$41,288
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	(1,924)	792	(7,392)	1,323
Net change in fair value of cash flow hedges	(112)	(190)	103	(101)
Net change in other comprehensive income for defined benefit postretirement plans	117	78	234	156
Total other comprehensive income (loss)	(1,919)	680	(7,055)	1,378
Total comprehensive income	$29,199	$21,243	$51,618	$42,666
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation and Other Retirement Benefit Obligations	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2017	27,450,190	$273	$(4,590)	$4,590	$479,430	$465,937	$(1,831)	$943,809
Opening balance reclassification (1)	—	—	—	—	—	397	(397)	—
Cumulative effect accounting adjustment (2)	—	—	—	—	—	831	(831)	—
Net income	—	—	—	—	—	58,673	—	58,673
Other comprehensive loss	—	—	—	—	—	—	(7,055)	(7,055)
Common dividend declared ($0.76 per share)	—	—	—	—	—	(20,912)	—	(20,912)
Proceeds from exercise of stock options, net of cash paid	20,756	—	—	—	184	—	—	184
Stock based compensation	—	—	—	—	2,392	—	—	2,392
Restricted stock awards issued, net of awards surrendered	43,217	1	—	—	(1,339)	—	—	(1,338)
Shares issued under direct stock purchase plan	18,361	—	—	—	1,312	—	—	1,312
Deferred compensation and other retirement benefit obligations	—	—	(63)	63	—	—	—	—
Balance June 30, 2018	27,532,524	$274	$(4,653)	$4,653	$481,979	$504,926	$(10,114)	$977,065

Balance December 31, 2016	27,005,813	$268	$(4,277)	$4,277	$451,664	$414,095	$(1,337)	$864,690
Cumulative effect accounting adjustment (3)	—	—	—	—	542	(365)	—	177
Net income	—	—	—	—	—	41,288	—	41,288
Other comprehensive income	—	—	—	—	—	—	1,378	1,378
Common dividend declared ($0.64 per share)	—	—	—	—	—	(17,431)	—	(17,431)
Common stock issued for acquisition	369,286	4	—	—	23,464	—	—	23,468
Proceeds from exercise of stock options, net of cash paid	11,174	—	—	—	8	—	—	8
Stock based compensation	—	—	—	—	1,560	—	—	1,560
Restricted stock awards issued, net of awards surrendered	32,524	—	—	—	(1,361)	—	—	(1,361)
Shares issued under direct stock purchase plan	12,374	—	—	—	807	—	—	807
Deferred compensation and other retirement benefit obligations	—	—	(137)	137	—	—	—	—
Balance June 30, 2017	27,431,171	$272	$(4,414)	$4,414	$476,684	$437,587	$41	$914,584

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

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Six Months Ended
	June 30
	2018	2017
Cash flow from operating activities
Net income	$58,673	$41,288
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,021	7,454
Provision for loan losses	2,500	1,650
Deferred income tax expense	283	642
Net unrealized loss on equity securities	433	—
Net gain on sale of securities	(2)	(2)
Net gain on bank premises and equipment	(4)	(92)
Net loss on other real estate owned and foreclosed assets	1	70
Realized gain on sale leaseback transaction	(441)	(517)
Stock based compensation	2,392	1,560
Increase in cash surrender value of life insurance policies	(1,945)	(1,981)
Change in fair value on loans held for sale	(44)	(6)
Net change in:
Trading assets	(274)	(489)
Loans held for sale	(4,802)	(3,236)
Other assets	(1,591)	8,973
Other liabilities	4,444	(6,104)
Total adjustments	8,971	7,922
Net cash provided by operating activities	67,644	49,210
Cash flows used in investing activities
Proceeds from sales of equity securities	10	—
Purchases of equity securities	(202)	—
Proceeds from sales of securities available for sale	—	35
Proceeds from maturities and principal repayments of securities available for sale	27,625	24,406
Purchases of securities available for sale	(53,559)	(74,956)
Proceeds from maturities and principal repayments of securities held to maturity	42,716	38,634
Purchases of securities held to maturity	(83,047)	(49,802)
Net purchases of Federal Home Loan Bank stock	(1,510)	(2,438)
Investments in low income housing projects	(2,132)	(3,871)
Purchases of life insurance policies	(101)	(101)
Net increase in loans	(124,355)	(118,579)
Cash acquired in business combinations, net of cash paid	—	6,289
Purchases of bank premises and equipment	(5,707)	(14,182)
Proceeds from the sale of bank premises and equipment	63	1,918
Proceeds from the sale of other real estate owned and foreclosed assets	253	1,531
Net cash used in investing activities	(199,946)	(191,116)
Cash flows provided by financing activities
Net increase (decrease) in time deposits	15,522	(55,787)

Net increase in other deposits	268,770	179,495
Repayments of long-term Federal Home Loan Bank borrowings	(2,475)	—
Net decrease in customer repurchase agreements	(20,444)	(17,542)
Net proceeds from exercise of stock options	184	8
Restricted stock awards issued, net of awards surrendered	(1,338)	(1,361)
Proceeds from shares issued under direct stock purchase plan	1,312	807
Common dividends paid	(19,239)	(16,487)
Net cash provided by financing activities	242,292	89,133
Net increase (decrease) in cash and cash equivalents	109,990	(52,773)
Cash and cash equivalents at beginning of year	213,116	289,095
Cash and cash equivalents at end of period	$323,106	$236,322
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$—	$457
Net increase in capital commitments relating to low income housing project investments	$4	$46
In conjunction with the Company's acquisitions, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$—	$23,468
Fair value of assets acquired, net of cash acquired	$—	$179,252
Fair value of liabilities assumed	$—	$162,073
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the quarter ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other interim period.
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

NOTE 3 - SECURITIES
Trading Securities
The Company had trading securities of $1.6 million and $1.3 million as of June 30, 2018 and December 31, 2017, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s nonqualified 401(k) Restoration Plan and Nonqualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $20.1 million as of June 30, 2018. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans. These securities were previously classified as available for sale and were reclassified as equity securities due to a change in accounting guidance effective January 1, 2018. The equity securities had a fair value of $20.6 million as of December 31, 2017 and are reflected accordingly as available for sale in the table below.
Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized gains and losses and fair value of securities available for sale and securities held to maturity for the periods indicated:

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$33,479	$—	$(760)	$32,719	$35,475	$86	$(131)	$35,430
Agency mortgage-backed securities	219,409	1,019	(5,439)	214,989	214,934	1,897	(1,067)	215,764
Agency collateralized mortgage obligations	150,122	90	(5,065)	145,147	124,098	78	(2,164)	122,012
State, county, and municipal securities	1,977	19	—	1,996	2,237	37	—	2,274
Single issuer trust preferred securities issued by banks	1,320	9	—	1,329	2,012	4	—	2,016
Pooled trust preferred securities issued by banks and insurers	2,166	—	(415)	1,751	2,179	—	(539)	1,640
Small business administration pooled securities	46,102	—	(1,104)	44,998	47,852	44	(118)	47,778
Equity securities	—	—	—	—	19,432	1,594	(442)	20,584
Total available for sale securities	$454,575	$1,137	$(12,783)	$442,929	$448,219	$3,740	$(4,461)	$447,498
Held to maturity securities
U.S. Treasury securities	$1,005	$9	$—	$1,014	$1,006	$29	$—	$1,035
Agency mortgage-backed securities	186,299	286	(4,585)	182,000	204,768	1,791	(736)	205,823
Agency collateralized mortgage obligations	323,746	151	(10,555)	313,342	262,998	397	(4,987)	258,408
Single issuer trust preferred securities issued by banks	1,500	23	—	1,523	1,500	29	—	1,529
Small business administration pooled securities	25,711	51	(353)	25,409	27,416	183	(200)	27,399
Total held to maturity securities	$538,261	$520	$(15,493)	$523,288	$497,688	$2,429	$(5,923)	$494,194
Total	$992,836	$1,657	$(28,276)	$966,217	$945,907	$6,169	$(10,384)	$941,692
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of June 30, 2018 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$999	$998	$20,014	$19,781	$12,466	$11,940	$—	$—	$33,479	$32,719
Agency mortgage-backed securities	520	524	43,223	42,216	95,410	93,245	80,256	79,004	219,409	214,989
Agency collateralized mortgage obligations	—	—	—	—	—	—	150,122	145,147	150,122	145,147
State, county, and municipal securities	—	—	1,024	1,026	953	970	—	—	1,977	1,996
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	1,320	1,329	1,320	1,329
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	2,166	1,751	2,166	1,751
Small business administration pooled securities	—	—	—	—	—	—	46,102	44,998	46,102	44,998
Total available for sale securities	$1,519	$1,522	$64,261	$63,023	$108,829	$106,155	$279,966	$272,229	$454,575	$442,929
Held to maturity securities
U.S. Treasury securities	$—	$—	$1,005	$1,014	$—	$—	$—	$—	$1,005	$1,014
Agency mortgage-backed securities	—	—	8,998	8,846	29,911	29,380	147,390	143,774	186,299	182,000
Agency collateralized mortgage obligations	—	—	—	—	1,179	1,175	322,567	312,167	323,746	313,342
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,523	—	—	1,500	1,523
Small business administration pooled securities	—	—	—	—	—	—	25,711	25,409	25,711	25,409
Total held to maturity securities	$—	$—	$10,003	$9,860	$32,590	$32,078	$495,668	$481,350	$538,261	$523,288
Inclusive in the table above is $6.6 million of callable securities at June 30, 2018.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $545.4 million and $547.2 million at June 30, 2018 and December 31, 2017, respectively.
At June 30, 2018 and December 31, 2017, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.
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

The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2018
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	4	$32,719	$(760)	$—	$—	$32,719	$(760)
Agency mortgage-backed securities	151	341,018	(9,349)	14,003	(675)	355,021	(10,024)
Agency collateralized mortgage obligations	52	274,293	(7,235)	137,912	(8,385)	412,205	(15,620)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,751	(415)	1,751	(415)
Small business administration pooled securities	6	54,637	(1,264)	8,947	(193)	63,584	(1,457)
Total temporarily impaired securities	214	$702,667	$(18,608)	$162,613	$(9,668)	$865,280	$(28,276)

	December 31, 2017
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S.government agency securities	4	$24,343	$(131)	$—	$—	$24,343	$(131)
Agency mortgage-backed securities	84	235,411	(1,493)	14,886	(310)	250,297	(1,803)
Agency collateralized mortgage obligations	42	178,142	(1,579)	159,506	(5,572)	337,648	(7,151)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,640	(539)	1,640	(539)
Small business administration pooled securities	4	34,553	(223)	9,647	(95)	44,200	(318)
Equity securities	28	3,290	(39)	7,619	(403)	10,909	(442)
Total temporarily impaired securities	163	$475,739	$(3,465)	$193,298	$(6,919)	$669,037	$(10,384)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. As a result, the Company does not consider these investments to be OTTI and accordingly, there was no OTTI recorded and no cumulative credit related component of OTTI for the three and six months ended June 30, 2018 and 2017.
The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at June 30, 2018:

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

NOTE 4 - LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY
The following tables bifurcate the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	June 30, 2018
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$943,722	$3,110,500	$364,225	$146,334	$761,476	$1,062,334	$11,335	$6,399,926
Individually evaluated for impairment	$32,542	$15,016	$—	$803	$12,705	$6,759	$255	$68,080
Purchased credit impaired loans	$—	$5,821	$—	$—	$5,240	$204	$—	$11,265
Total loans by group	$976,264	$3,131,337	$364,225	$147,137	$779,421	$1,069,297	$11,590	$6,479,271	(1)

	December 31, 2017
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$853,885	$3,093,945	$401,797	$131,667	$733,809	$1,045,053	$9,573	$6,269,729
Individually evaluated for impairment	$34,643	$16,638	$—	$703	$13,684	$6,826	$307	$72,801
Purchased credit impaired loans	$—	$5,978	$—	$—	$6,836	$209	$—	$13,023
Total loans by group	$888,528	$3,116,561	$401,797	$132,370	$754,329	$1,052,088	$9,880	$6,355,553	(1)

(1)
The amount of net deferred costs on originated loans included in the ending balance was $6.7 million and $6.1 million at June 30, 2018 and December 31, 2017, respectively. Net unamortized discounts on acquired loans not deemed to be purchased credit impaired ("PCI") included in the ending balance was $8.8 million and $9.4 million at June 30, 2018 and December 31, 2017, respectively.

The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended June 30, 2018
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,533	$31,459	$5,679	$1,593	$2,837	$5,359	$402	$60,862
Charge-offs	(4)	—	—	(102)	(109)	(95)	(259)	(569)
Recoveries	59	18	—	10	1	23	153	264
Provision (benefit)	1,200	618	(463)	208	180	181	76	2,000
Ending balance	$14,788	$32,095	$5,216	$1,709	$2,909	$5,468	$372	$62,557

	Three Months Ended June 30, 2017
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$16,518	$30,743	$5,023	$1,533	$2,716	$5,345	$440	$62,318
Charge-offs	(3,591)	—	—	(24)	(116)	(122)	(345)	(4,198)
Recoveries	13	26	—	13	2	26	229	309
Provision (benefit)	604	178	(209)	91	91	104	191	1,050
Ending balance	$13,544	$30,947	$4,814	$1,613	$2,693	$5,353	$515	$59,479

	Six Months Ended June 30, 2018
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,256	$31,453	$5,698	$1,577	$2,822	$5,390	$447	$60,643
Charge-offs	(137)	—	—	(126)	(148)	(174)	(577)	(1,162)
Recoveries	71	38	—	19	3	57	388	576
Provision (benefit)	1,598	604	(482)	239	232	195	114	2,500
Ending balance	$14,788	$32,095	$5,216	$1,709	$2,909	$5,468	$372	$62,557
Ending balance: collectively evaluated for impairment	$14,780	$32,021	$5,216	$1,708	$2,050	$5,237	$358	$61,370
Ending balance: individually evaluated for impairment	$8	$74	$—	$1	$859	$231	$14	$1,187
	Six Months Ended June 30, 2017
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$16,921	$30,369	$4,522	$1,502	$2,621	$5,238	$393	$61,566
Charge-offs	(3,591)	—	—	(94)	(139)	(136)	(746)	(4,706)
Recoveries	200	57	—	79	14	102	517	969
Provision (benefit)	14	521	292	126	197	149	351	1,650
Ending balance	$13,544	$30,947	$4,814	$1,613	$2,693	$5,353	$515	$59,479
Ending balance: collectively evaluated for impairment	$13,474	$30,781	$4,814	$1,612	$1,657	$5,110	$495	$57,943
Ending balance: individually evaluated for impairment	$70	$166	$—	$1	$1,036	$243	$20	$1,536
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
The following tables detail the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		June 30, 2018
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$896,554	$3,037,955	$364,225	$144,865	$4,443,599
Potential weakness	7	17,294	47,608	—	1,293	66,195
Definite weakness-loss unlikely	8	56,413	45,311	—	977	102,701
Partial loss probable	9	6,003	463	—	2	6,468
Definite loss	10	—	—	—	—	—
Total		$976,264	$3,131,337	$364,225	$147,137	$4,618,963

		December 31, 2017
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$806,331	$3,007,672	$400,964	$130,265	$4,345,232
Potential weakness	7	16,563	69,788	—	1,471	87,822
Definite weakness-loss unlikely	8	59,415	38,637	833	631	99,516
Partial loss probable	9	6,219	464	—	3	6,686
Definite loss	10	—	—	—	—	—
Total		$888,528	$3,116,561	$401,797	$132,370	$4,539,256

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

	June 30, 2018	December 31, 2017
Residential portfolio
FICO score (re-scored)(1)	747	745
LTV (re-valued)(2)	58.1%	59.2%
Home equity portfolio
FICO score (re-scored)(1)	768	766
LTV (re-valued)(2)(3)	49.2%	50.1%

(1)
The average FICO scores at June 30, 2018 are based upon rescores available from February 2018 and origination score data for loans booked between March and June 2018. The average FICO scores at December 31, 2017 are based upon rescores available from August 2017 and origination score data for loans booked between September and December 2017.

(2)
The combined LTV ratios for June 30, 2018 are based upon updated automated valuations as of May 2018, when available or the most current valuation data available. The combined LTV ratios for December 31, 2017 are based upon updated automated valuations as of August 2017, when available, or the most current valuation data available. The updated automated valuations provides new information on loans that may be available since the previous valuation was obtained. If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.

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
The following table shows information regarding nonaccrual loans at the dates indicated:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Commercial and industrial	$30,095	$32,055
Commercial real estate	3,110	3,123
Small business	384	230
Residential real estate	7,612	8,129
Home equity	5,861	6,022
Other consumer	36	71
Total nonaccrual loans (1)	$47,098	$49,630
(1)Included in these amounts were $4.1 million and $6.1 million of nonaccruing TDRs at June 30, 2018 and December 31, 2017, respectively.

The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$245	$612
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$2,152	$2,971
The following tables show the age analysis of past due financing receivables as of the dates indicated:

	June 30, 2018
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	5	$291	2	$368	12	$30,042	19	$30,701	$945,563	$976,264	$—
Commercial real estate	12	9,675	3	2,534	9	2,272	24	14,481	3,116,856	3,131,337	—
Commercial construction	—	—	—	—	—	—	—	—	364,225	364,225	—
Small business	8	120	8	59	14	286	30	465	146,672	147,137	—
Residential real estate	15	2,567	7	908	18	3,405	40	6,880	772,541	779,421	—
Home equity	21	1,388	11	1,191	24	2,618	56	5,197	1,064,100	1,069,297	—
Other consumer (1)	205	81	9	11	10	22	224	114	11,476	11,590	14
Total	266	$14,122	40	$5,071	87	$38,645	393	$57,838	$6,421,433	$6,479,271	$14

	December 31, 2017
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	2	$195	2	$370	14	$32,007	18	$32,572	$855,956	$888,528	$—
Commercial real estate	7	3,060	—	—	9	1,793	16	4,853	3,111,708	3,116,561	—
Commercial construction	—	—	—	—	—	—	—	—	401,797	401,797	—
Small business	17	339	11	144	10	57	38	540	131,830	132,370	—
Residential real estate	6	870	13	2,385	22	3,471	41	6,726	747,603	754,329	—
Home equity	22	1,310	6	451	20	2,025	48	3,786	1,048,302	1,052,088	—
Other consumer (1)	265	197	16	27	17	45	298	269	9,611	9,880	8
Total	319	$5,971	48	$3,377	92	$39,398	459	$48,746	$6,306,807	$6,355,553	$8

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

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
TDRs on accrual status	$25,528	$25,852
TDRs on nonaccrual	4,095	6,067
Total TDRs	$29,623	$31,919
Amount of specific reserves included in the allowance for loan losses associated with TDRs	$1,149	$1,342
Additional commitments to lend to a borrower who has been a party to a TDR	$767	$487
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
The following tables show the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial real estate	—	—	—	1	445	445
Residential real estate	1	149	149	1	149	149
Home equity	4	230	230	6	472	472
Total	5	$379	$379	8	$1,066	$1,066

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	6	$1,299	$1,299	8	$1,379	$1,379
Commercial real estate	2	950	950	6	1,884	1,884
Small business	4	121	121	8	264	264
Residential real estate	5	889	900	5	889	900
Home equity	8	851	854	10	991	994
Total	25	$4,110	$4,124	37	$5,407	$5,421

(1)
The post-modification balances represent the legal principal balance of the loan on the date of modification. These amounts may show an increase when modifications include a capitalization of interest.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)
Extended maturity	$—	$2,872	$445	$4,079
Court ordered concession	379	1,252	621	1,342
Total	$379	$4,124	$1,066	$5,421
The Company considers a loan to have defaulted when it reaches 90 days past due. As of June 30, 2018, there were no loans modified during the past twelve months that had subsequently defaulted during the three and six months ended June 30, 2018. As of June 30, 2017, there was one loan modified during the preceding twelve months with a recorded investment of $205,000, which had subsequently defaulted during the three and six months ended June 30, 2017.
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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio at the dates indicated:

	June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$32,319	$38,662	$—
Commercial real estate	12,858	13,719	—
Small business	645	744	—
Residential real estate	4,803	4,945	—
Home equity	5,037	5,243	—
Other consumer	64	65	—
Subtotal	55,726	63,378	—
With an allowance recorded
Commercial and industrial	$223	$223	$8
Commercial real estate	2,158	2,282	74
Small business	158	166	1
Residential real estate	7,902	8,752	859
Home equity	1,722	1,942	231
Other consumer	191	193	14
Subtotal	12,354	13,558	1,187
Total	$68,080	$76,936	$1,187

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$34,267	$38,329	$—
Commercial real estate	13,245	14,374	—
Small business	556	619	—
Residential real estate	4,264	4,397	—
Home equity	4,950	5,056	—
Other consumer	91	92	—
Subtotal	57,373	62,867	—
With an allowance recorded
Commercial and industrial	$376	$376	$10
Commercial real estate	3,393	3,399	42
Small business	147	153	1
Residential real estate	9,420	10,154	1,007
Home equity	1,876	2,110	265
Other consumer	216	217	17
Subtotal	15,428	16,409	1,342
Total	$72,801	$79,276	$1,342

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$32,557	$34	$33,198	$68
Commercial real estate	13,018	148	13,131	295
Small business	672	3	703	8
Residential real estate	4,825	60	4,842	119
Home equity	5,100	54	5,160	106
Other consumer	66	1	68	2
Subtotal	56,238	300	57,102	598
With an allowance recorded
Commercial and industrial	$225	$2	$226	$5
Commercial real estate	2,165	24	2,172	48
Small business	163	3	169	6
Residential real estate	8,003	68	8,045	136
Home equity	1,732	15	1,744	27
Other consumer	194	1	198	3
Subtotal	12,482	113	12,554	225
Total	$68,720	$413	$69,656	$823

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$49,477	$19	$49,502	$240
Commercial real estate	11,547	110	11,655	217
Small business	549	3	559	7
Residential real estate	4,064	48	4,082	96
Home equity	4,746	48	4,781	96
Other consumer	114	2	118	4
Subtotal	70,497	230	70,697	660
With an allowance recorded
Commercial and industrial	$1,521	$18	$1,555	$37
Commercial real estate	5,633	56	5,656	112
Small business	316	3	321	7
Residential real estate	9,841	77	9,882	157
Home equity	1,489	13	1,497	26
Other consumer	237	2	241	3
Subtotal	19,037	169	19,152	342
Total	$89,534	$399	$89,849	$1,002

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

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Outstanding balance	$12,702	$14,485
Carrying amount	$11,265	$13,023

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Dollars in thousands)
Beginning balance	$1,642	$2,279	$1,791	$2,370
Accretion	(198)	(302)	(413)	(609)
Other change in expected cash flows (1)	160	190	204	406
Reclassification from nonaccretable difference for loans which have paid off (2)	—	18	22	18
Ending balance	$1,604	$2,185	$1,604	$2,185

(1) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).
(2) Results in increased interest income during the period in which the loan paid off at amount greater than originally expected.

NOTE 5 -EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net income	$31,118	$20,563	$58,673	$41,288

Weighted Average Shares
Basic shares	27,526,653	27,257,799	27,506,724	27,144,350
Effect of dilutive securities	54,525	74,497	61,480	78,757
Diluted shares	27,581,178	27,332,296	27,568,204	27,223,107

Net income per share
Basic EPS	$1.13	$0.75	$2.13	$1.52
Effect of dilutive securities	—	—	—	—
Diluted EPS	$1.13	$0.75	$2.13	$1.52
The following table illustrates the options to purchase common stock or shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Stock options	181	—	163	—
Performance-based restricted stock	—	—	—	—

NOTE 6 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the six months ended June 30, 2018, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/15/2018	39,950	2005 Employee Stock Plan	$71.75	Ratably over 5 years from grant date
2/27/2018	1,150	2005 Employee Stock Plan	$72.60	Ratably over 5 years from grant date
5/15/2018	530	2005 Employee Stock Plan	$74.00	Ratably over 5 years from grant date
5/22/2018	6,000	2018 Non-Employee Director Stock Plan	$76.58	Shares vested immediately
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
Stock Options
The Company has made the following awards of nonqualified options to purchase shares of common stock during the six months ended June 30, 2018:

Six Months Ended June 30, 2018
Date of grant	4/3/2018
Plan	2010 Non-Employee Director Stock Plan
Options granted	5,000
Vesting period (1)	21 months
Expiration date	4/3/2028
Expected volatility	21.15%
Expected life (years)	5.5
Expected dividend yield	1.94%
Risk free interest rate	2.62%
Fair value per option	$13.46
(1) Vesting period began on the grant date.

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

The table below sets forth information regarding the Company’s repurchase agreements allocated by source of collateral at the dates indicated:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Sources of collateral
U.S. government agency securities	$14,149	$16,867
Agency mortgage-backed securities	57,546	51,273
Agency collateralized mortgage obligations	70,540	94,539
Total customer repurchase agreements (1)	$142,235	$162,679

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

The following tables reflect the Company's derivative positions for the periods indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes:

June 30, 2018
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	12/9/2008	12/10/2008	12/10/2018	3 Month LIBOR	2.33%	2.94%	$(61)
25,000	4/1/2016	1/17/2017	12/15/2021	3 Month LIBOR	2.34%	1.36%	1,227
25,000	4/1/2016	1/17/2017	12/15/2021	3 Month LIBOR	2.34%	1.36%	1,218
25,000	7/18/2017	8/15/2017	8/15/2022	3 Month LIBOR	2.32%	1.88%	949

Notional Amount	Trade Date	Effective Date	Maturity Date	Pay (Variable) Index	Current Rate Paid	Receive Fixed Swap Rate	Fair Value
50,000	1/9/2018	1/16/2018	1/15/2023	1 Month LIBOR	2.07%	2.24%	$(1,073)

Notional Amount	Trade Date	Effective Date	Maturity Date	Pay (Variable) Index	Current Rate Paid	Receive Fixed Swap Rate Cap - Floor	Fair Value
50,000	1/9/2018	1/16/2018	1/15/2022	1 Month LIBOR	2.07%	2.75% - 1.80%	$(382)

							$1,878

December 31, 2017
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	12/9/2008	12/10/2008	12/10/2018	3 Month LIBOR	1.54%	2.94%	$(264)
25,000	4/1/2016	1/17/2017	12/15/2021	3 Month LIBOR	1.59%	1.36%	772
25,000	4/1/2016	1/17/2017	12/15/2021	3 Month LIBOR	1.59%	1.36%	763
25,000	7/18/2017	8/15/2017	8/15/2022	3 Month LIBOR	1.42%	1.88%	345
							$1,616
The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is five years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $77,000 to be reclassified to interest income and $822,000 (pre-tax) to be reclassified as an offset to interest expense, from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of June 30, 2018.
The Company recognized $61,000 and $122,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for each of the three and six month periods ended June 30, 2018 and 2017, respectively.
The Company had no fair value hedges as of June 30, 2018 or December 31, 2017.
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
The following tables reflect the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2018
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	244	$59,965	$61,506	$176,919	$57,508	$614,476	$970,374	$(17,467)
Pay fixed, receive variable	229	$59,965	$61,506	$176,919	$57,508	$614,476	$970,374	$17,456
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	28	$48,077	$—	$—	$—	$—	$48,077	$(1,041)
Buys U.S. currency, sells foreign currency	28	$48,077	$—	$—	$—	$—	$48,077	$1,067
	December 31, 2017
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	246	$36,023	$61,500	$152,287	$111,147	$591,385	$952,342	$3,875
Pay fixed, receive variable	231	$36,023	$61,500	$152,287	$111,147	$591,385	$952,342	$(3,880)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	15	$26,382	$3,780	$—	$—	$—	$30,162	$1,202
Buys U.S. currency, sells foreign currency	15	$26,382	$3,780	$—	$—	$—	$30,162	$(1,188)

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
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
The change in fair value on the interest rate lock commitments and forward delivery sale commitments are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was an increase of $70,000 and $153,000 for the three month periods ended June 30, 2018 and 2017, respectively, and an increase of $44,000 and $6,000 for the six months ended June 30, 2018 and 2017, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives. Additionally, the aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income was $755,000 and $977,000 for the three month periods ended June 30, 2018 and 2017, respectively and $1.5 million and $2.0 million for the six months ended June 30, 2018 and 2017, respectively.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	June 30 2018	December 31 2017	Balance Sheet Location	June 30 2018	December 31 2017
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$3,394	$1,880	Other liabilities	$1,516	$264
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	Other assets	$21,861	$14,236	Other liabilities	$21,872	$14,241
Foreign exchange contracts	Other assets	1,137	1,202	Other liabilities	1,111	1,188
Mortgage Derivatives
Interest rate lock commitments	Other assets	231	149	Other liabilities	—	—
Forward sales agreements	Other assets	80	9	Other liabilities	—	—
		$23,309	$15,596		$22,983	$15,429
Total		$26,703	$17,476		$24,499	$15,693

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
	(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivatives (effective portion), net of tax	$(112)	$(190)	$103	$(101)
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$167	$(80)	$257	$(173)
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest expense	$—	$—	$—	$—
Other expense	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$15	$7	$24	$—
Other expense	(5)	(4)	(18)	(10)
Changes in fair value of mortgage derivatives
Mortgage banking income	141	54	153	104
Total	$151	$57	$159	$94

The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $106,000 and $4.2 million at June 30, 2018 and December 31, 2017, respectively. Although none of the contingency provisions have applied as of June 30, 2018 and December 31, 2017, the Company has posted collateral to offset the net liability exposures with institutional counterparties.

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. The Company's exposure relating to institutional counterparties was $23.2 million and $7.1 million at June 30, 2018 and December 31, 2017, respectively. The Company’s exposure relating to customer counterparties was approximately $2.4 million and $9.5 million at June 30, 2018 and December 31, 2017, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	June 30, 2018
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$3,394	$—	$3,394	$1,455	$(1,227)	$712
Loan level derivatives	21,861	—	21,861	2,171	(10,123)	9,567
Customer foreign exchange contracts	1,137	—	1,137	—	—	1,137
	$26,392	$—	$26,392	$3,626	$(11,350)	$11,416

Derivative Liabilities
Interest rate swaps	$1,516	$—	$1,516	$1,455	$61	$—
Loan level derivatives	21,872	—	21,872	2,171	32	19,669
Customer foreign exchange contracts	1,111	—	1,111	—	—	1,111
	$24,499	$—	$24,499	$3,626	$93	$20,780

Customer repurchase agreements	142,235	—	142,235	—	142,235	—

(1)	Reflects offsetting derivative positions with the same counterparty.

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2017
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$1,880	$—	$1,880	$805	$—	$1,075
Loan level derivatives	14,236	—	14,236	4,578	—	9,658
Customer foreign exchange contracts	1,202	—	1,202	—	—	1,202
	$17,318	$—	$17,318	$5,383	$—	$11,935

Derivative Liabilities
Interest rate swaps	$264	$—	$264	$—	$264	$—
Loan level derivatives	14,241	—	14,241	5,383	3,675	5,183
Customer foreign exchange contracts	1,188	—	1,188	—	—	1,188
	$15,693	$—	$15,693	$5,383	$3,939	$6,371

Customer repurchase agreements	162,679	—	162,679	—	162,679	—

(1)	Reflects offsetting derivative positions with the same counterparty.

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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
	June 30, 2018
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$1,598	$1,598	$—	$—
Equity securities	20,133	20,133	—	—
Securities available for sale
U.S. Government agency securities	32,719	—	32,719	—
Agency mortgage-backed securities	214,989	—	214,989	—
Agency collateralized mortgage obligations	145,147	—	145,147	—
State, county, and municipal securities	1,996	—	1,996	—
Single issuer trust preferred securities issued by banks and insurers	1,329	—	1,329	—
Pooled trust preferred securities issued by banks and insurers	1,751	—	—	1,751
Small business administration pooled securities	44,998	—	44,998	—
Loans held for sale	9,614	—	9,614	—
Derivative instruments	26,703	—	26,703	—
Liabilities
Derivative instruments	24,499	—	24,499	—
Total recurring fair value measurements	$476,478	$21,731	$452,996	$1,751

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$35,732	$—	$—	$35,732
Other real estate owned and other foreclosed assets	245	—	—	245
Total nonrecurring fair value measurements	$35,977	$—	$—	$35,977

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, as of the dates indicated:

	Three Months Ended
	June 30
	2018	2017
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,655	$1,596
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	104	(4)
Settlements	(8)	1
Ending balance	$1,751	$1,593

	Six Months Ended
	June 30
	2018	2017
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,640	$1,584
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	125	7
Settlements	(14)	2
Ending balance	$1,751	$1,593

It is the Company’s policy to recognize the transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the six month periods ended June 30, 2018 or 2017.

The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3 for the periods indicated:

	June 30 2018	December 31 2017		June 30 2018	December 31 2017	June 30 2018	December 31 2017
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,751	$1,640	Cumulative prepayment	0% - 60%	0% - 61%	2.4%	2.5%
			Cumulative default	5% - 100%	5% - 100%	13.6%	12.4%
			Loss given default	85% - 100%	85% - 100%	94.4%	94.3%
			Cure given default	0% - 75%	0% - 75%	60.9%	60.9%
Appraisals of collateral(1)
Collateral dependent impaired loans	$35,732	$33,567
Other real estate owned and foreclosed assets	$245	$612

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
	June 30, 2018
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,005	$1,014	$—	$1,014	$—
Agency mortgage-backed securities	186,299	182,000	—	182,000	—
Agency collateralized mortgage obligations	323,746	313,342	—	313,342	—
Single issuer trust preferred securities issued by banks	1,500	1,523	—	1,523	—
Small business administration pooled securities	25,711	25,409	—	25,409	—
Loans, net of allowance for loan losses(b)	6,380,982	6,198,830	—	—	6,198,830
Federal Home Loan Bank stock(c)	13,107	13,107	—	13,107	—
Cash surrender value of life insurance policies(d)	153,574	153,574	—	153,574	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$6,353,722	$6,353,722	$—	$6,353,722	$—
Time certificates of deposits(f)	659,768	651,660	—	651,660	—
Federal Home Loan Bank borrowings(f)	50,775	49,975	—	49,975	—
Customer repurchase agreements and other short-term borrowings(f)	142,235	142,235	—	—	142,235
Junior subordinated debentures(g)	73,077	71,192	—	71,192	—
Subordinated debentures(f)	34,705	31,885	—	—	31,885

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(b)
In accordance with recent accounting guidance, the fair value of loans as of June 30, 2018 was measured using the exit price valuation method, determined primarily by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows, while incorporating liquidity and credit assumptions. Previously the fair value of loans as of December 31, 2017 was estimated solely by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows. Additionally, this amount excludes collateral dependent impaired loans, which are deemed to be marked to fair value on a nonrecurring basis.

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

NOTE 11 - REVENUE RECOGNITION

The Company adopted the new revenue recognition standard under Accounting Standards Codification Topic 606 ("ASC 606") as of January 1, 2018 and is using the modified retrospective transition method upon adoption. The Company determined that there were no material changes to be made to revenue recognition upon adoption and that there were no practical expedients to apply to its contracts.

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

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when (or as) the entity satisfies a performance obligation

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$4,551	$4,392	$8,982	$8,936
Interchange fees	3,919	3,561	7,324	6,682
ATM fees	736	759	1,390	1,446
Investment management - wealth management and advisory services	6,083	5,488	11,665	10,625
Investment management - retail investments and insurance revenue	739	507	1,299	984
Merchant processing income	348	274	779	567
Other noninterest income	1,060	1,259	2,034	2,081
Total noninterest income in-scope of ASC 606	17,436	16,240	33,473	31,321
Total noninterest income out-of-scope of ASC 606	4,451	5,158	8,277	8,989
Total noninterest income	21,887	21,398	41,750	40,310

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

Cash Management

Cash management services are a subset of the Deposit account fees revenue stream. These services primarily include ACH transaction processing, positive pay and remote deposit services. These services are also governed by separate agreements entered into with the customer. The fee arrangement for these services is structured to assess fees under one of two scenarios, either a per transaction fee arrangement or an earnings credit analysis arrangement. Under the per transaction fee arrangement, fixed fees are assessed concurrently with customers executing the transactions, and as such, the Company considers its performance obligations to be met concurrently with completing the requested transaction. Under the earnings credit analysis arrangement, the Company provides a monthly earnings credit to the customer that is negotiated and determined based on various factors. The credit is then available to absorb the per transaction fees that are assessed on the customer's deposit account activity for the month. Any amount of the transactional fees in excess of the earnings credit is recognized as revenue in that month.

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

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Receivables, included in other assets	$1,850	$1,934

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

NOTE 12 - COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(2,533)	$609	$(1,924)	$(9,773)	$2,381	$(7,392)
Less: net security gains reclassified into other noninterest income (expense)	—	—	—	—	—	—
Net change in fair value of securities available for sale	(2,533)	609	(1,924)	(9,773)	2,381	(7,392)

Change in fair value of cash flow hedges	10	(2)	8	396	(108)	288
Less: net cash flow hedge gains reclassified into interest income or interest expense (1)	167	(47)	120	257	(72)	185
Net change in fair value of cash flow hedges	(157)	45	(112)	139	(36)	103

Amortization of net actuarial losses	93	(27)	66	187	(53)	134
Amortization of net prior service costs	69	(18)	51	138	(38)	100
Net change in other comprehensive income for defined benefit postretirement plans (2)	162	(45)	117	325	(91)	234
Total other comprehensive loss	$(2,528)	$609	$(1,919)	$(9,309)	$2,254	$(7,055)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$1,277	$(485)	$792	$2,173	$(849)	$1,324
Less: net security gains reclassified into other noninterest income	1	(1)	—	2	(1)	1
Net change in fair value of securities available for sale	1,276	(484)	792	2,171	(848)	1,323

Change in fair value of cash flow hedges	(399)	162	(237)	(341)	138	(203)
Less: net cash flow hedge losses reclassified into interest income or interest expense (1)	(80)	33	(47)	(173)	71	(102)
Net change in fair value of cash flow hedges	(319)	129	(190)	(168)	67	(101)

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(7)	3	(4)	(14)	6	(8)
Amortization of net actuarial losses	69	(28)	41	139	(57)	82
Amortization of net prior service costs	69	(28)	41	138	(56)	82
Net change in other comprehensive income for defined benefit postretirement plans (2)	131	(53)	78	263	(107)	156
Total other comprehensive income	$1,088	$(408)	$680	$2,266	$(888)	$1,378

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in 2009. The original gain of $1.4 million, net of tax, is being recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $78,000 and $137,000 at June 30, 2018 and December 31, 2017, respectively.

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
Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2018
Beginning balance: January 1, 2018	$(504)	$948	$137	$(2,412)	$(1,831)
Opening balance reclassification	(111)	205	29	(520)	(397)
Cumulative effect accounting adjustment	(831)	—	—	—	(831)
Net change in other comprehensive income (loss)	(7,392)	191	(88)	234	(7,055)
Ending balance: June 30, 2018	$(8,838)	$1,344	$78	$(2,698)	$(10,114)
	2017
Beginning balance: January 1, 2017	$173	$361	$281	$(2,152)	$(1,337)
Net change in other comprehensive income (loss)	1,323	(29)	(72)	156	1,378
Ending balance: June 30, 2017	$1,496	$332	$209	$(1,996)	$41

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
The following table summarizes the above financial instruments at the dates indicated:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to extend credit	$2,536,434	$2,443,478
Standby letters of credit	16,132	15,534
Deferred standby letter of credit fees	115	102
Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases. Several of these leases have renewal options that typically range from 5 to 10 years.
Rent expense incurred under operating leases was approximately $2.3 million and $2.1 million for the three months ended June 30, 2018 and 2017, respectively, and $4.8 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively.
There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2017. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for information regarding leases and other commitments.
Other Contingencies
At June 30, 2018, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The reserve requirement was $35.4 million and $35.8 million at June 30, 2018 and December 31, 2017, respectively.

NOTE 14 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.

The following table presents certain information related to the Company's investments in low income housing projects as of the dates indicated:

	June 30 2018		December 31 2017
	(Dollars in thousands)
Original investment value	$47,403		$47,399
Current recorded investment	33,010		35,225
Unfunded liability obligation	2,408		4,536
Tax credits and benefits	5,505	(1)	5,654
Amortization of investments	4,388	(2)	4,402	(4)
Net income tax benefit	1,117	(3)	1,253
(1) This amount reflects anticipated tax credits and tax benefits for the full year ended December 31, 2018.
(2) The amortization amount reduces the tax credits and benefits anticipated for the full year ended December 31, 2018.
(3) This amount represents the net tax benefit expected to be realized for the full year ended December 31, 2018 in determining the Company's effective tax rate.
(4) The 2017 amount is inclusive of $466,000 related to the revaluation of LIHTC investments as a result of the Tax Act.

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

•
failure to consummate or a delay in consummating the acquisition of MNB Bancorp, which is subject to certain standard conditions, including regulatory approvals and approval by MNB Bancorp shareholders;

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

		Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$1,002,921	$996,287	$946,510	$909,221	$915,628
Loans	6,479,271	6,362,056	6,355,553	6,289,902	6,269,696
Allowance for loan losses	(62,557)	(60,862)	(60,643)	(59,710)	(59,479)
Goodwill and other intangible assets	239,724	240,268	241,147	242,105	243,005
Total assets	8,381,002	8,090,410	8,082,029	8,052,919	8,017,293
Total deposits	7,013,490	6,751,511	6,729,253	6,682,942	6,695,380
Total borrowings	300,792	298,939	323,698	340,683	320,378
Stockholders’ equity	977,065	956,059	943,809	931,224	914,584
Nonperforming loans	47,112	47,713	49,638	50,277	51,783
Nonperforming assets	47,357	48,071	50,250	53,175	54,812
Income statement
Interest income	$79,167	$73,749	$72,876	$71,778	$68,133
Interest expense	5,999	5,278	5,044	4,705	4,378
Net interest income	73,168	68,471	67,832	67,073	63,755
Provision for loan losses	2,000	500	1,300	—	1,050
Noninterest income	21,887	19,863	21,914	20,770	21,398
Noninterest expenses	52,688	53,451	51,467	51,310	52,809
Net income	31,118	27,555	22,064	23,852	20,563
Per share data
Net income—basic	$1.13	$1.00	$0.80	$0.87	$0.75
Net income—diluted	1.13	1.00	0.80	0.87	0.75
Cash dividends declared	0.38	0.38	0.32	0.32	0.32
Book value per share	35.49	34.75	34.38	33.94	33.34
Tangible book value per share (1)	26.78	26.02	25.60	25.12	24.48
Performance ratios
Return on average assets	1.52%	1.39%	1.08%	1.18%	1.06%
Return on average common equity	12.85%	11.73%	9.28%	10.18%	9.15%
Net interest margin (on a fully tax equivalent basis)	3.89%	3.77%	3.64%	3.65%	3.60%
Equity to assets	11.66%	11.82%	11.68%	11.56%	11.41%
Dividend payout ratio	33.60%	31.88%	39.79%	36.80%	42.09%

Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.73%	0.75%	0.78%	0.80%	0.83%
Nonperforming assets as a percent of total assets	0.57%	0.59%	0.62%	0.66%	0.68%
Allowance for loan losses as a percent of total loans	0.97%	0.96%	0.95%	0.95%	0.95%
Allowance for loan losses as a percent of nonperforming loans	132.78%	127.56%	122.17%	118.76%	114.86%
Capital ratios
Tier 1 leverage capital ratio	10.39%	10.32%	10.04%	10.03%	10.07%
Common equity tier 1 capital ratio	11.64%	11.47%	11.20%	11.13%	10.95%
Tier 1 risk-based capital ratio	12.73%	12.57%	12.31%	12.24%	12.07%
Total risk-based capital ratio	14.24%	14.08%	13.82%	13.75%	13.58%

(1)
Represents a non-GAAP measure. For reconciliation to GAAP book value per share, see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures" below.

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company's financial position or operating results. The Company is focused on organic growth, but will also consider acquisition opportunities that can provide a satisfactory financial return. During the second quarter of 2018, the Company announced the signing of a definitive merger agreement with MNB Bancorp ("MNB"), which is expected to close in the fourth quarter of 2018.

Interest-Earning Assets

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect an overall increase in total loans over the past five quarters due to the results of that strategy, as well as the impact from acquisitions. For the second quarter of 2018, total loan growth was strong across all major categories.

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

Funding and Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth, supporting management's emphasis on core deposit growth to fund loans, as depicted by the following chart:

As of June 30, 2018, core deposits comprised 90.35% of total deposits. The continued emphasis on core deposits has resulted in a cost of deposits of 0.27% for the 2018 second quarter, which increased by three basis points when compared to the first quarter of 2018.

The Company's net interest margin was 3.89% for the quarter ended June 30, 2018, a 12 basis point increase from the first quarter of 2018, reflecting the Company's asset sensitive position, as shown by the following chart:

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

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has also made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies help the Company operate in a more tax effective manner and sometimes also create a competitive advantage for Rockland Trust and its community development subsidiaries. During the second quarter of 2018, the Company’s effective tax rate was 22.91%.

Capital

The Company's approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term earnings growth. Strong earnings retention has contributed to capital growth. Book value per share increased 2.1% in the second quarter of 2018 and 6.4% over the past four quarters. In addition, tangible book value per share rose 2.9% in the second quarter of 2018 and has higher by 9.4% over the past four quarters (see "Non-GAAP Measures" below for a reconciliation of non-GAAP measures). Stockholders' equity as a percentage of total assets was 11.66% for the second quarter of 2018, compared to 11.82% in the first quarter of 2018. The Company's tangible common equity ratio (or tangible common equity as a percentage of tangible assets) decreased to 9.06% for the second quarter of 2018, as compared to 9.12% in the first quarter of 2018. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures. The following chart shows the Company's book value and tangible book value per share over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

The Company's growth in capital enables the payment of cash dividends. The Company declared quarterly cash dividends of $0.38 per share for the first two quarters of 2018, representing an increase of 18.8% from the 2017 quarterly dividend rate of $0.32 per share.

Second Quarter 2018 Results

Net income for the second quarter of 2018 was $31.1 million, or $1.13 on a diluted earnings per share basis, an increase of 51.3% and 50.7%, respectively, as compared to $20.6 million, or $0.75 on a diluted earnings per share basis, for the prior year second quarter. Both periods results included merger and acquisition results which the Company deems to be noncore. Excluding these merger and acquisition expenses, second quarter 2018 operating net income was $31.4 million compared to the operating net income from the second quarter of 2017 of $22.4 million, an increase of 40.4%. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

2018 Outlook

During the Company’s second quarter 2018 earnings call, the Company stated that it anticipates the following for the full year ending December 31, 2018 (as compared with the year ending December 31, 2017):

•	Loan and deposit growth for the full year 2018 to be in the low single digit range;

•
Assuming no further Fed Funds rate increases, the full year 2018 net interest margin is expected to expand by 25 to 30 basis points versus the full year 2017, with deposit costs increasing 4 to 5 basis points per quarter;

•
Both full year 2018 noninterest income and noninterest expense are expected to increase at a low to mid-single digit rate compared to 2017, with the operating efficiency ratio improving for the remainder of the year;

•	There is no near term pressure on credit quality, but a gradual normalization of credit is inevitable; and

•	The effective tax rate for the remainder of the year (excluding discrete items) is expected to be approximately 23.3%.

Non-GAAP Measures
When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes and other noncore items shown in the table that follows. There are items that impact the Company's results that management believes are unrelated to its core banking business such as gains or losses on the sales of securities, merger and acquisition expenses and other items, such as one-time adjustments as a result of changes in laws and regulations. Management, therefore, computes certain non-GAAP measures including net operating earnings and operating EPS, noninterest income on an operating basis and efficiency ratio on an operating basis, which exclude items management considers to be noncore. Management believes excluding these items facilitates greater visibility into the Company’s core banking business and underlying trends that may, to some extent, be obscured by inclusion of such items.

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

The following tables summarize adjustments for noncore items for the time periods indicated below and reconciles non-GAAP measures:

	Three Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$31,118	$20,563	$1.13	$0.75
Non-GAAP adjustments
Noninterest expense components
Merger and acquisition expenses	434	2,909	0.01	0.11
Total impact of noncore items	434	2,909	0.01	0.11
Net tax benefit associated with noncore items (1)	(122)	(1,088)	—	(0.04)
Noncore items, net of tax	$312	$1,821	$0.01	$0.07
Operating net income (Non-GAAP)	$31,430	$22,384	$1.14	$0.82

	Six Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$58,673	$41,288	$2.13	$1.52
Non-GAAP adjustments
Noninterest income components
Gain on sale of fixed income securities	—	—	—	n/a
Gain on life insurance benefits, tax exempt	—	—	n/a	n/a
Noninterest expense components
Impairment on acquired facilities	—	—	—	—
Loss on extinguishment of debt	—	—	—	0.02
Loss on sale of fixed income securities	—	—	—	—
Merger and acquisition expenses	434	3,393	0.01	0.12
Loss on termination of derivatives	—	—	—	—
Total impact of noncore items	434	3,393	0.01	0.14
Net tax benefit associated with noncore items (1)	(122)	(1,241)	—	(0.06)
Operating net income (Non-GAAP)	$58,985	$43,440	$2.14	$1.60

(1)
The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

	Three Months Ended
	June 30 2018	March 31 2018	December 31 2017	September 30 2017	June 30 2017
	(Dollars in thousands)
Net interest income (GAAP)	$73,168	$68,471	$67,832	$67,073	$63,755	(a)

Noninterest income (GAAP)	$21,887	$19,863	$21,914	$20,770	$21,398	(b)
Noninterest income on an operating basis (Non-GAAP)*	$21,887	$19,863	$21,914	$20,770	$21,398	(c)

Noninterest expense (GAAP)	$52,688	$53,451	$51,467	$51,310	$52,809	(d)
Less:
Merger and acquisition expense	434	—	—	—	2,909
Noninterest expense on an operating basis (Non-GAAP)	$52,254	$53,451	$51,467	$51,310	$49,900	(e)

Total revenue (GAAP)	$95,055	$88,334	$89,746	$87,843	$85,153	(a+b)
Total operating revenue (Non-GAAP)*	$95,055	$88,334	$89,746	$87,843	$85,153	(a+c)

Ratios
Noninterest income as a % of revenue (GAAP based)	23.03%	22.49%	24.42%	23.64%	25.13%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)*	23.03%	22.49%	24.42%	23.64%	25.13%	(c/(a+c))
Efficiency ratio (GAAP based)	55.43%	60.51%	57.35%	58.41%	62.02%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	54.97%	60.51%	57.35%	58.41%	58.60%	(e/(a+c))
* There were no adjustments for the periods presented.

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	June 30, 2018	March 31 2018	December 31 2017	September 30 2017	June 30, 2017
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$977,065	$956,059	$943,809	$931,224	$914,584	(a)
Less: Goodwill and other intangibles	239,724	240,268	241,147	242,105	243,005
Tangible common equity (Non-GAAP)	737,341	715,791	702,662	689,119	671,579	(b)
Tangible assets
Assets (GAAP)	8,381,002	8,090,410	8,082,029	8,052,919	8,017,293	(c)
Less: Goodwill and other intangibles	239,724	240,268	241,147	242,105	243,005
Tangible assets (Non-GAAP)	$8,141,278	$7,850,142	$7,840,882	$7,810,814	$7,774,288	(d)
Common shares	27,532,524	27,512,328	27,450,190	27,437,791	27,431,171	(e)

Common equity to assets ratio (GAAP)	11.66%	11.82%	11.68%	11.56%	11.41%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	9.06%	9.12%	8.96%	8.82%	8.64%	(b/d)
Book value per share (GAAP)	$35.49	$34.75	$34.38	$33.94	$33.34	(a/e)
Tangible book value per share (Non-GAAP)	$26.78	$26.02	$25.60	$25.12	$24.48	(b/e)

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
There have been no material changes in critical accounting policies during the first six months of 2018. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $56.4 million, or 6.0%, at June 30, 2018 as compared to December 31, 2017, reflecting new purchases of $136.8 million made during the six month period, partially offset by paydowns on existing securities. The ratio of securities to total assets was 11.97% and 11.71% at June 30, 2018 and December 31, 2017, respectively.
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

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During the six months ended June 30, 2018 and 2017, the Bank originated residential loans with the intention of selling them in the secondary market or to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no losses during the three and six month periods ended June 30, 2018 and June 30, 2017 related to these activities.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Dollars in thousands)
Held in portfolio	$41,770	$42,191	$80,586	$84,771
Sold or held for sale in the secondary market	45,851	54,077	83,942	99,534
Total closed loans	$87,621	$96,268	$164,528	$184,305

The Company sold $40.2 million and $48.2 million in residential loans during the three months ended June 30, 2018 and 2017, respectively and $79.1 million and $97.8 million during the six months ended June 30, 2018 and 2017, respectively. All loans sold during these periods were sold with servicing rights released.

Currently, the Bank sells the servicing of sold loans for a servicing release premium, simultaneous with the sale of the loan. In the past, the Bank may have opted to sell loans and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $256.9 million, $277.8 million and $303.7 million at June 30, 2018, December 31, 2017, and June 30, 2017, respectively. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:

Table 2 - Mortgage Servicing Asset

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$1,632	$1,958	$1,697	$2,048
Acquired portfolio	—	28	—	28
Amortization	(76)	(108)	(159)	(209)
Change in valuation allowance	3	(2)	21	9
Balance at end of period	$1,559	$1,876	$1,559	$1,876
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
Loan Portfolio The Company’s loan portfolio increased by $123.7 million during the first six months of 2018, primarily driven by the commercial and industrial portfolio which increased by $87.7 million and by the residential real estate portfolio which increased by $25.1 million.

The Company's commercial loan portfolio is comprised primarily of commercial and industrial loans as well as commercial real estate loans. Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of June 30, 2018:

(Dollars in thousands)
Average loan size	$248
Largest individual commercial and industrial loan outstanding	$27,500
Commercial and industrial nonperforming loans/commercial and industrial loans	3.08%
The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of June 30, 2018:

(Dollars in thousands)
Average loan size	$872
Largest individual commercial real estate mortgage outstanding	$27,522
Commercial real estate nonperforming loans/commercial real estate loans	0.09%
Owner occupied commercial real estate loans/commercial real estate loans	15.2%

In addition to the commercial portfolios, the Company also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $1.9 billion at June 30, 2018.

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
Nonperforming Assets     Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more but still accruing interest, and other real estate owned ("OREO").

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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 3 - Nonperforming Assets

	June 30, 2018	December 31, 2017	June 30, 2017
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$30,095	$32,055	$33,630
Commercial real estate	3,110	3,123	4,679
Small business	384	230	453
Residential real estate	7,612	8,129	7,683
Home equity	5,861	6,022	5,240
Other consumer	36	71	90
Total (1)	$47,098	$49,630	$51,775
Loans past due 90 days or more but still accruing
Other consumer	14	8	8
Total	$14	$8	$8
Total nonperforming loans	$47,112	$49,638	$51,783
Other real estate owned	245	612	3,029
Total nonperforming assets	$47,357	$50,250	$54,812
Nonperforming loans as a percent of gross loans	0.73%	0.78%	0.83%
Nonperforming assets as a percent of total assets	0.57%	0.62%	0.68%

(1)	Inclusive of TDRs on nonaccrual status of $4.1 million, $6.1 million, and $5.7 million at June 30, 2018, December 31, 2017, and June 30, 2017, respectively.
The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 4 - Activity in Nonperforming Assets

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Dollars in thousands)
Nonperforming assets beginning balance	$48,071	$58,456	$50,250	$61,580
New to nonperforming	3,642	3,619	5,643	7,567
Loans charged-off	(568)	(4,198)	(1,162)	(4,706)
Loans paid-off	(2,209)	(1,124)	(4,901)	(5,869)
Loans transferred to other real estate owned and foreclosed assets	—	—	—	(457)
Loans restored to performing status	(1,490)	(1,642)	(2,180)	(2,271)
New to other real estate owned	—	—	—	457
Valuation write down	—	(95)	—	(95)
Sale of other real estate owned	—	(279)	(254)	(1,505)
Other	(89)	75	(39)	111
Nonperforming assets ending balance	$47,357	$54,812	$47,357	$54,812

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 5 - Troubled Debt Restructurings

	June 30, 2018	December 31, 2017	June 30, 2017
	(Dollars in thousands)
Performing troubled debt restructurings	$25,528	$25,852	$26,908
Nonaccrual troubled debt restructurings	4,095	6,067	5,728
Total	$29,623	$31,919	$32,636
Performing troubled debt restructurings as a % of total loans	0.39%	0.41%	0.43%
Nonaccrual troubled debt restructurings as a % of total loans	0.06%	0.10%	0.09%
Total troubled debt restructurings as a % of total loans	0.46%	0.50%	0.52%
The following table summarizes changes in TDRs for the periods indicated:
Table 6 - Activity in Troubled Debt Restructurings

	Three Months Ended		Six Months Ended
	June 30 2018	June 30 2017	June 30 2018	June 30 2017
	(Dollars in thousands)
TDRs beginning balance	$31,254	$31,014	$31,919	$32,292
New to TDR status	378	2,976	613	3,207
Transfer to OREO	—	—	—	(215)
Paydowns	(1,815)	(1,352)	(2,660)	(2,629)
Charge-offs	(194)	(2)	(249)	(19)
TDRs ending balance	$29,623	$32,636	$29,623	$32,636

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 7 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$632	$481	$1,268	$1,031
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$544	$395	$928	$764
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
Total impaired loans at June 30, 2018 and December 31, 2017 were $68.1 million and $72.8 million, respectively. For additional information regarding the Company’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At June 30, 2018, there were 48 relationships, with an aggregate balance of $52.7 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.
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
As of June 30, 2018, the allowance for loan losses totaled $62.6 million, or 0.97% of total loans, as compared to $60.6 million, or 0.95% of total loans, at December 31, 2017.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 8 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(Dollars in thousands)
Average total loans	$6,432,287	$6,334,295	$6,308,374	$6,275,200	$6,158,997
Allowance for loan losses, beginning of period	$60,862	$60,643	$59,710	$59,479	$62,318
Charged-off loans
Commercial and industrial	4	133	176	124	3,591
Commercial real estate	—	—	39	—	—
Small business	102	24	44	164	24
Residential real estate	109	39	25	43	116
Home equity	95	79	59	81	122
Other consumer	259	318	343	405	345
Total charged-off loans	569	593	686	817	4,198
Recoveries on loans previously charged-off
Commercial and industrial	59	12	11	404	13
Commercial real estate	18	20	42	286	26
Small business	10	9	18	17	13
Residential real estate	1	2	2	15	2
Home equity	23	34	31	65	26
Other consumer	153	235	215	261	229
Total recoveries	264	312	319	1,048	309
Net loans charged-off (recovered)
Commercial and industrial	(55)	121	165	(280)	3,578
Commercial real estate	(18)	(20)	(3)	(286)	(26)
Small business	92	15	26	147	11
Residential real estate	108	37	23	28	114
Home equity	72	45	28	16	96
Other consumer	106	83	128	144	116
Total net loans charged-off (recovered)	305	281	367	(231)	3,889
Provision for loan losses	2,000	500	1,300	—	1,050
Total allowance for loan losses, end of period	$62,557	$60,862	$60,643	$59,710	$59,479
Net loans charged-off (recovered) as a percent of average total loans (annualized)	0.02%	0.02%	0.02%	(0.01)%	0.25%
Allowance for loan losses as a percent of total loans	0.97%	0.96%	0.95%	0.95%	0.95%
Allowance for loan losses as a percent of nonperforming loans	132.78%	127.56%	122.17%	118.76%	114.86%
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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 9 - Summary of Allocation of Allowance for Loan Losses

	June 30, 2018		December 31, 2017
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$14,788	15.1%	$13,256	14.0%
Commercial real estate	32,095	48.3%	31,453	48.9%
Commercial construction	5,216	5.6%	5,698	6.3%
Small business	1,709	2.3%	1,577	2.1%
Residential real estate	2,909	12.0%	2,822	11.9%
Home equity	5,468	16.5%	5,390	16.6%
Other consumer	372	0.2%	447	0.2%
Total allowance for loan losses	$62,557	100.0%	$60,643	100.0%
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

Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $13.1 million and $11.6 million at June 30, 2018 and December 31, 2017, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases and/or is subject to redemption of FHLB stock proportional to the volume of funding received and views the holdings as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Other Intangible Assets Goodwill and other intangible assets were $239.7 million and $241.1 million as of June 30, 2018 and December 31, 2017, respectively. The decrease in 2018 was due to amortization of definite-lived intangibles.
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
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $153.6 million and $151.5 million at June 30, 2018 and December 31, 2017, respectively. The Company recorded tax exempt income from the life insurance policies of $998,000 and $1.0 million for the three months ended June 30, 2018 and 2017, respectively, and $1.9 million and $2.0 million for the six month periods ended June 30, 2018 and 2017, respectively.
Deposits As of June 30, 2018, total deposits were $7.0 billion, representing a $284.2 million, or 4.2%, increase from December 31, 2017. The Company experienced growth in all categories with a continued emphasis on core deposits, which represent 90.35% of total deposits as of June 30, 2018. The total cost of deposits was 0.27% and 0.18% for the three months ended June 30, 2018 and 2017, respectively, and 0.25% and 0.18%, for the six months ended June 30, 2018 and 2017, respectively.
The Company also participates in the Promontory Interfinancial Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market and amounted to $51.9 million and $48.5 million, at June 30, 2018 and December 31, 2017, respectively. During the second quarter of 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was promulgated and determined that reciprocal deposits, such as those acquired through the Promontory Interfinancial Network, were no longer to be treated as brokered deposits. Accordingly, these amounts are no longer included in the total brokered amounts reported by the Company.
    In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the Promontory network, which which amounted to $6.0 million at both June 30, 2018 and December 31, 2017.

Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.

The Company’s borrowings, net of applicable debt issuance costs, consisted of the following as of the periods indicated:
Table 10 - Borrowings

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$50,775	$53,264
Short-term borrowings - one year and under (1)
Customer repurchase agreements	142,235	162,679
Long-term borrowings - over one year (1)
Junior subordinated debentures:
Capital Trust V	51,504	51,503
Slades Ferry Trust I	10,232	10,229
Central Trust I	5,258	5,258
Central Trust II	6,083	6,083
Subordinated debentures	34,705	34,682
Total long-term borrowings	$107,782	$107,755
Total borrowings	$300,792	$323,698
(1) Classification is based upon duration at origination and not predicated upon remaining time to maturity.
The Bank had $2.9 billion of assets pledged as collateral against borrowings as of June 30, 2018 and December 31, 2017, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston. Assets are also pledged as collateral for customer repurchase agreements.

Capital Resources On June 21, 2018, the Company’s Board of Directors declared a cash dividend of $0.38 per share to stockholders of record as of the close of business on July 2, 2018. This dividend was paid on July 10, 2018.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At June 30, 2018 and December 31, 2017, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements for each period indicated:

Table 11 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	June 30, 2018
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$929,728	14.24%	$522,274	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	760,189	11.64%	293,779	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	831,189	12.73%	391,706	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	831,189	10.39%	320,139	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$882,616	13.52%	$522,130	≥	8.0%	$652,663	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	818,782	12.55%	293,698	≥	4.5%	424,231	≥	6.50%
Tier 1 capital (to risk weighted assets)	818,782	12.55%	391,598	≥	6.0%	522,130	≥	8.00%
Tier 1 capital (to average assets)	818,782	10.23%	320,025	≥	4.0%	400,031	≥	5.00%
	December 31, 2017
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$886,807	13.82%	$513,398	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	718,995	11.20%	288,787	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	789,992	12.31%	385,049	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	789,992	10.04%	314,756	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$846,147	13.19%	$513,175	≥	8.0%	$641,469	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	784,014	12.22%	288,661	≥	4.5%	416,955	≥	6.50%
Tier 1 capital (to risk weighted assets)	784,014	12.22%	384,881	≥	6.0%	513,175	≥	8.00%
Tier 1 capital (to average assets)	784,014	9.97%	314,630	≥	4.0%	393,288	≥	5.00%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased-in, beginning at 0.625% on January 1, 2016 and ultimately increasing to 2.5% on January 1, 2019. At June 30, 2018 the Company's capital levels exceeded the fully-phased in buffer of 2.5%.
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company totaled $15.5 million and $11.7 million for the three months ended June 30, 2018 and 2017, respectively, and totaled $28.9 million and $23.4 million for the six months ended June 30, 2018 and 2017, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements of the Company. At both June 30, 2018 and 2017, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.

Community Reinvestment Act In September 2017, the FDIC and the Massachusetts Division of Banks assigned the Bank a CRA rating of Satisfactory.

Investment Management As of June 30, 2018, the Rockland Trust Investment Management Group had assets under administration of $3.6 billion, representing 5,693 trust, fiduciary, and agency accounts. At December 31, 2017, assets under administration were $3.5 billion, representing approximately 5,616 trust, fiduciary, and agency accounts. Included in these amounts as of June 30, 2018 and December 31, 2017 are assets under administration of $293.2 million and $303.7 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides investment management services to institutional and high net worth clients. Revenue from the Investment Management Group was $6.1 million and $5.5 million for the three months ended June 30, 2018 and 2017, respectively, and $11.7 million and $10.6 million for the six months ended June 30, 2018 and 2017, respectively.
Retail investments and insurance revenue was $739,000 and $507,000 for the three months ended June 30, 2018 and 2017, respectively, and $1.3 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively. Retail investments and insurance revenue includes commission revenue from LPL Financial (“LPL”) and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., which offers the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients.

RESULTS OF OPERATIONS
The following table provides a summary of results of operations for the three and six months ended June 30, 2018 and 2017:
Table 12 - Summary of Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net Income	$31,118	$20,563	$58,673	$41,288
Diluted earnings per share	$1.13	$0.75	$2.13	$1.52
Return on average assets	1.52%	1.06%	1.46%	1.08%
Return on average equity	12.85%	9.15%	12.30%	9.36%
Net interest margin	3.89%	3.60%	3.83%	3.56%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the second quarter of 2018 was $73.3 million, representing an increase of $9.2 million, or 14.4%, when compared to the second quarter of 2017. Net interest income benefited from the Company's sustained asset sensitive position.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and six months ending June 30, 2018 and 2017, respectively. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 13 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended June 30
	2018			2017
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$122,116	$541	1.78%	$72,676	$190	1.05%
Securities
Securities - trading	1,599	—	—%	1,292	—	—%
Securities - taxable investments	993,222	6,498	2.62%	900,086	5,609	2.50%
Securities - nontaxable investments (1)	2,204	20	3.64%	3,787	40	4.24%
Total securities	$997,025	$6,518	2.62%	$905,165	$5,649	2.50%
Loans held for sale	4,719	30	2.55%	3,733	21	2.26%
Loans (2)
Commercial and industrial	943,110	11,116	4.73%	895,173	9,098	4.08%
Commercial real estate (1)	3,092,771	35,175	4.56%	3,028,745	30,968	4.10%
Commercial construction	416,830	5,256	5.06%	362,603	4,105	4.54%
Small business	138,758	2,008	5.80%	129,100	1,776	5.52%
Total commercial	4,591,469	53,555	4.68%	4,415,621	45,947	4.17%
Residential real estate	769,441	7,661	3.99%	704,726	7,024	4.00%
Home equity	1,061,082	10,830	4.09%	1,028,109	9,444	3.68%
Total consumer real estate	1,830,523	18,491	4.05%	1,732,835	16,468	3.81%
Other consumer	10,295	211	8.22%	10,541	240	9.13%
Total loans	$6,432,287	$72,257	4.51%	$6,158,997	$62,655	4.08%
Total interest-earning assets	$7,556,147	$79,346	4.21%	$7,140,571	$68,515	3.85%
Cash and due from banks	100,952			97,129
Federal Home Loan Bank stock	13,399			13,700
Other assets	545,994			551,388
Total assets	$8,216,492			$7,802,788
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,664,148	$1,293	0.19%	$2,568,020	$849	0.13%
Money market	1,360,216	1,667	0.49%	1,287,991	935	0.29%
Time deposits	653,373	1,627	1.00%	609,787	1,128	0.74%
Total interest-bearing deposits	$4,677,737	$4,587	0.39%	$4,465,798	$2,912	0.26%
Borrowings
Federal Home Loan Bank borrowings	$62,600	$295	1.89%	$63,275	$418	2.65%
Customer repurchase agreements	143,259	64	0.18%	155,692	55	0.14%
Junior subordinated debentures	73,076	625	3.43%	73,068	565	3.10%
Subordinated debentures	34,699	428	4.95%	34,652	428	4.95%
Total borrowings	$313,634	$1,412	1.81%	$326,687	$1,466	1.80%

Total interest-bearing liabilities	$4,991,371	$5,999	0.48%	$4,792,485	$4,378	0.37%
Demand deposits	2,174,571			2,026,770
Other liabilities	79,266			81,725
Total liabilities	$7,245,208			$6,900,980
Stockholders' equity	971,284			901,808
Total liabilities and stockholders' equity	$8,216,492			$7,802,788
Net interest income (1)		$73,347			$64,137
Interest rate spread (3)			3.73%			3.48%
Net interest margin (4)			3.89%			3.60%
Supplemental information
Total deposits, including demand deposits	$6,852,308	$4,587		$6,492,568	$2,912
Cost of total deposits			0.27%			0.18%
Total funding liabilities, including demand deposits	$7,165,942	$5,999		$6,819,255	$4,378
Cost of total funding liabilities			0.34%			0.26%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $179,000 and $382,000 for the three months ended June 30, 2018 and 2017, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $2.2 million and $3.8 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $55.1 million and $70.3 million, for the three months ended June 30, 2018 and 2017, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 14 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Six Months Ended June 30
	2018			2017
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$102,136	$852	1.68%	$88,752	$397	0.90%
Securities
Securities - trading	1,517	—	—%	1,146	—	—%
Securities - equity
Securities - taxable investments	980,293	12,717	2.62%	887,820	10,976	2.49%
Securities - nontaxable investments (1)	2,233	40	3.61%	3,790	80	4.26%
Total securities	$984,043	$12,757	2.61%	$892,756	$11,056	2.50%
Loans held for sale	3,741	49	2.64%	3,232	35	2.18%
Loans (2)				—
Commercial and industrial	911,399	20,731	4.59%	888,009	17,740	4.03%
Commercial real estate (1)	3,100,063	68,464	4.45%	3,029,043	61,182	4.07%
Commercial construction	407,328	9,927	4.91%	347,031	7,682	4.46%
Small business	135,460	3,870	5.76%	126,750	3,456	5.50%
Total commercial	4,554,250	102,992	4.56%	4,390,833	90,060	4.14%
Residential real estate	762,755	15,162	4.01%	674,368	13,123	3.92%
Home equity	1,056,080	21,035	4.02%	1,012,610	18,152	3.61%
Total consumer real estate	1,818,835	36,197	4.01%	1,686,978	31,275	3.74%
Other consumer	10,476	425	8.18%	10,934	481	8.87%
Total loans	$6,383,561	$139,614	4.41%	$6,088,745	$121,816	4.03%
Total interest-earning assets	$7,473,481	$153,272	4.14%	$7,073,485	$133,304	3.80%
Cash and due from banks	99,288			96,048
Federal Home Loan Bank stock	13,209			13,406
Other assets	545,756			545,929
Total assets	$8,131,734			$7,728,868
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,613,945	$2,386	0.18%	$2,523,941	$1,612	0.13%
Money market	1,349,301	3,031	0.45%	1,273,310	1,792	0.28%
Time deposits	649,970	3,105	0.96%	622,298	2,275	0.74%
Total interest-bearing deposits	$4,613,216	$8,522	0.37%	$4,419,549	$5,679	0.26%
Borrowings
Federal Home Loan Bank borrowings	$67,792	555	1.65%	$64,905	$821	2.55%
Customer repurchase agreements	149,479	130	0.18%	156,494	111	0.14%
Junior subordinated debentures	73,075	1,215	3.35%	73,077	1,119	3.09%
Subordinated debentures	34,693	855	4.97%	34,647	855	4.98%
Total borrowings	$325,039	$2,755	1.71%	$329,123	$2,906	1.78%
Total interest-bearing liabilities	$4,938,255	$11,277	0.46%	$4,748,672	$8,585	0.36%
Demand deposits	2,152,168			2,007,282

Other liabilities	79,196			83,697
Total liabilities	$7,169,619			$6,839,651
Stockholders' equity	962,115			889,217
Total liabilities and stockholders' equity	$8,131,734			$7,728,868
Net interest income (1)		$141,995			$124,719
Interest rate spread (3)			3.68%			3.44%
Net interest margin (4)			3.83%			3.56%
Supplemental information
Total deposit, including demand deposits	$6,765,384	$8,522		$6,426,831	$5,679
Cost of total deposits			0.25%			0.18%
Total funding liabilities, including demand deposits	$7,090,423	$11,277		$6,755,954	$8,585
Cost of total funding liabilities			0.32%			0.26%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $356,000 and $764,000 for the six months ended June 30, 2018 and 2017, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $2.2 million and $3.8 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $53.5 million and $72.0 million for the six months ended June 30, 2018 and 2017, respectively.

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
Table 15 - Volume Rate Analysis

	Three Months Ended June 30			Six Months Ended June 30
	2018 Compared To 2017			2018 Compared To 2017
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$222	$129	$351	$395	$60	$455
Securities
Securities - taxable investments	309	580	889	598	1,143	1,741
Securities - nontaxable investments (1)	(3)	(17)	(20)	(7)	(33)	(40)
Total securities			869			1,701
Loans held for sale	3	6	9	8	6	14
Loans
Commercial and industrial	1,531	487	2,018	2,524	467	2,991
Commercial real estate (1)	3,552	655	4,207	5,848	1,434	7,282
Commercial construction	537	614	1,151	910	1,335	2,245
Small business	99	133	232	177	237	414
Total commercial			7,608			12,932
Residential real estate	(8)	645	637	319	1,720	2,039
Home equity	1,083	303	1,386	2,104	779	2,883
Total consumer real estate			2,023			4,922
Other consumer	(23)	(6)	(29)	(36)	(20)	(56)
Total loans (1)(2)			9,602			17,798
Total income of interest-earning assets			$10,831			$19,968
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$412	$32	$444	$717	$57	$774
Money market	680	52	732	1,132	107	1,239
Time certificates of deposits	418	81	499	729	101	830
Total interest bearing deposits			1,675			2,843
Borrowings
Federal Home Loan Bank borrowings	(119)	(4)	(123)	(303)	37	(266)
Customer repurchase agreements and other short-term borrowings	13	(4)	9	24	(5)	19
Junior subordinated debentures	60	—	60	96	—	96
Subordinated debentures	(1)	1	—	(1)	1	—
Total borrowings			(54)			(151)
Total expense of interest-bearing liabilities			1,621			2,692
Change in net interest income			$9,210			$17,276

(1)	The table above reflects income determined on a FTE basis. See footnote (1) to table 13 and 14 above for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses was $2.0 million and $2.5 million, for the three and six months ended June 30, 2018, respectively, as compared to $1.1 million and $1.7 million for the comparable year-ago period. The Company’s allowance for loan losses, as a percentage of total loans, was 0.97% at June 30, 2018, and 0.95% at both December 31, 2017, and June 30, 2017. The Company recorded net charge-offs of $305,000 and $586,000 for the three and six months ended June 30, 2018, as compared to net charge-offs of $3.9 million and $3.7 million for the three and six months ended June 30, 2017.
Management’s periodic evaluation of the appropriate allowance for loan losses considers past loan loss experience, known and inherent risks within the loan portfolio, adverse situations which may affect the borrowers’ ability to repay, the estimated value of the underlying collateral, if any, and current economic conditions.

Regarding the estimated value of the underlying collateral, substantial portions of the Bank’s loans are secured by real estate in Massachusetts and Rhode Island. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changes in property values within those states.

In addition, economic activity maintained its moderate pace of expansion into the second quarter of 2018. A tight labor market persists in the New England market, however wages appear to be rising as a result. Retailers noted some upward movement on prices in some categories; specifically those most impacted by energy and transportation costs. Also, retailers and manufacturers are feeling some anxiety over the looming effects of tariffs as they take effect as it remains unclear what exactly that might do to pricing of components and final products. In general, sales levels of most retailers in the region were improved compared to a year prior with increases spanning the mid-single-digit to double-digit levels. Retail outlook was positive, specifically with businesses related to tourism as the summer season begins. Median sales prices on residential real estate have continued to increase, although sales volume remains mixed due to a tight supply. Commercial real estate markets remain strong with good to robust office leasing activity throughout the region. A number of new projects are breaking ground throughout New England, spanning multiple industries such as hotels, student housing, and industrial complexes. The overall outlook for the near term remains positive for the New England region.

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 16 - Noninterest Income

	Three Months Ended
	June 30		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,551	$4,392	$159	3.62%
Interchange and ATM fees	4,769	4,434	335	7.56%
Investment management	6,822	5,995	827	13.79%
Mortgage banking income	1,038	1,314	(276)	(21.00)%
Gain on sale of equity securities	2	3	(1)	(33.33)%
Increase in cash surrender value of life insurance policies	998	1,017	(19)	(1.87)%
Loan level derivative income	708	1,337	(629)	(47.05)%
Other noninterest income	2,999	2,906	93	3.20%
Total	$21,887	$21,398	$489	2.29%

	Six Months Ended
	June 30		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Deposit account fees	$8,982	$8,936	$46	0.51%
Interchange and ATM fees	8,942	8,356	586	7.01%
Investment management	12,964	11,609	1,355	11.67%
Mortgage banking income	1,908	2,271	(363)	(15.98)%
Increase in cash surrender value of life insurance policies	1,945	1,981	(36)	(1.82)%
Gain on sale of equity securities	2	7	(5)	(71.43)%
Loan level derivative income	1,155	1,943	(788)	(40.56)%
Other noninterest income	5,852	5,207	645	12.39%
Total	$41,750	$40,310	$1,440	3.57%

The primary reasons for the variances in the noninterest income category shown in the preceding tables include:
•Deposit account fees increased due primarily to seasonality and increased household accounts.

•	Interchange and ATM fees have increased driven mainly by increased account activity.

•
Investment management income growth was driven primarily from growth in overall assets under administration, which were $3.6 billion as of June 30, 2018, an increase of $375.4 million, or 11.7%, compared to June 30, 2017.

•	Mortgage banking income decreased in the current year periods due to a decrease in loans closed during those periods.

•	Loan level derivative income decreased as a result of lower customer demand.

•
Other noninterest income increased due to higher rental income related to equipment leasing, merchant processing income and a gain on sale of loans during the second quarter of 2018, offset by decreases in income associated with the Company's 1031 Tax Exchange program.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 17 - Noninterest Expense

	Three Months Ended
	June 30		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$30,288	$28,654	$1,634	5.70%
Occupancy and equipment expenses	6,497	6,059	438	7.23%
Data processing & facilities management	1,264	1,188	76	6.40%
FDIC assessment	691	778	(87)	(11.18)%
Advertising expense	1,166	1,365	(199)	(14.58)%
Consulting expense	1,089	1,262	(173)	(13.71)%
Debit card expense	841	852	(11)	(1.29)%
Loss on sale of equity securities	—	2	(2)	nm
Merger and acquisition expenses	434	2,909	(2,475)	(85.08)%
Software maintenance	997	896	101	11.27%
Other noninterest expenses	9,421	8,844	577	6.52%
Total	$52,688	$52,809	$(121)	(0.23)%

	Six Months Ended
	June 30		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$61,388	$56,978	$4,410	7.74%
Occupancy and equipment expenses	13,905	12,217	1,688	13.82%
Data processing & facilities management	2,550	2,460	90	3.66%
FDIC assessment	1,489	1,561	(72)	(4.61)%
Advertising expense	2,289	2,659	(370)	(13.92)%
Consulting expense	1,845	1,816	29	1.60%
Debit card expense	1,650	1,624	26	1.60%
Loss on sale of equity securities	—	5	(5)	nm
Merger and acquisition expenses	434	3,393	(2,959)	(87.21)%
Software maintenance	1,969	1,826	143	7.83%
Other noninterest expenses	18,620	17,043	1,577	9.25%
Total	$106,139	$101,582	$4,557	4.49%
nm - the percentage is not meaningful.
The primary reasons for the variances in the noninterest expense category shown in the preceding tables include:

•
The increase in salaries and employee benefits reflects overall increases in the employee base due to new hires and the 2017 second quarter Edgartown National Bank ("Island Bancorp") acquisition, along with increases in expenses associated with merit and incentive programs, payroll taxes, medical insurance and commissions.

•
Occupancy and equipment expense increases were attributable to rent expense on leased properties, rental expense depreciation on equipment associated with the Company's equipment leasing initiative, as well as increases in snow removal costs and utility costs.

•Advertising expenses decreased due to timing of various campaigns and strategic initiatives.

•
Merger and acquisition expense in 2018 reflects legal and professional fees associated with the pending acquisition of MNB which is anticipated to close in the fourth quarter of 2018. Merger and acquisition expense in 2017 is primarily related to compensation and severance agreements, as well as contract termination costs on the Island Bancorp acquisition which closed in the second quarter of 2017.

•
Other noninterest expenses increased primarily due to unrealized losses on equity securities (governed by new accounting guidance effective in 2018 which requires income statement recognition of unrealized gains and losses on equity securities), and a change in classification of certain retirement plan expenses previously recognized in salaries and benefits (also due to new accounting guidance effective in 2018). Additionally, the change reflects increases in director fees and legal fees as compared to the year ago periods.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 18 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
	(Dollars in thousands)
Combined federal and state income tax provision	$9,249	$10,731	$16,077	$19,745
Effective income tax rate	22.91%	34.29%	21.51%	32.35%
Blended statutory tax rate	28.20%	40.86%	28.20%	40.86%

The Company's blended statutory and effective tax rates in 2018 are lower as compared to the year ago period due primarily to the impact of the Tax Cuts and Jobs Act ("Tax Act"), which decreased the maximum Federal corporate tax rate from 35% to 21%. Additionally, the effective tax rates in the table above are lower than the blended statutory tax rates due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in low income housing project investments. Lastly, the effective tax rate includes the impact of excess tax benefits associated with stock compensation transactions and other discrete items which can fluctuate year over year.

The Company's subsidiaries have received several awards of tax credit allocation authority under the federal New Markets Tax Credit program which enable the Company to recognize federal tax credits over a seven year period totaling 39.0% of the total award. The Company recognizes federal tax credits as capital investments that are made into its subsidiaries to fund below market interest rate loans to qualifying businesses in low income communities. The following table details the remaining tax credit recognition by year associated with this program:
Table 19 - New Markets Tax Credit Recognition Schedule

Year and Amount of Investment		2018	2019	Total Remaining Credits

2012	$21,400	$1,285	$—	$1,285
2013	44,600	2,675	2,675	5,350
Total	$66,000	$3,960	$2,675	$6,635

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2032, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $47.4 million, of which $45.0 million has been funded as of June 30, 2018. It is expected that the limited partnership investments will generate a net tax benefit of approximately $1.1 million for the full calendar year of 2018 and a total of $6.7 million over the remaining life of the investments from the combination of the tax credits and operating losses.
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
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%, and for the second year should not decline by more than 15.0%. The Company was within policy limits at June 30, 2018 and 2017.
The Company's core scenarios for June 30, 2018 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual (12 to 24 months) shifts in interest. The Company also regularly analyzes other "noncore" scenarios as it deems appropriate.

The results of all scenarios and the impact to net interest income are outlined in the table below:
Table 20 - Interest Rate Sensitivity

	June 30
	2018		2017
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(7.7)%	(9.1)%	(9.3)%	(12.0)%
+100	4.9%	9.4%	5.4%	9.1%
+200	9.3%	15.9%	10.5%	16.6%
+300	13.8%	22.6%	15.5%	24.2%
+400	18.3%	29.1%	20.6%	31.7%

Gradual rate shifts (basis points)
-100 over 12 months	(3.2)%	(7.7)%	(4.8)%	(10.9)%
+200 over 12 months	4.5%	14.3%	5.0%	14.8%
+400 over 24 months	4.5%	18.6%	5.0%	19.7%
Flat +500 over 12 months	5.6%	22.3%	6.4%	24.4%

Alternative scenarios
Flat up 200 basis points scenario	4.5%	13.6%	5.3%	14.8%

As previously noted, the results in the table above are dependent on material assumptions. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits prompts the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income would be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.

The most significant factors affecting market risk exposure of the Company’s net interest income during the six months ended June 30, 2018 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate and LIBOR rates, and the interest rates being offered on long-term fixed rate loans.
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
The Company actively manages its liquidity position under the direction of the Asset-Liability Committee of the Bank ("ALCO"). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB less short-term liabilities relative to total assets, was within policy limits at June 30, 2018. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 21 - Sources of Liquidity

	June 30, 2018			December 31, 2017
	Outstanding	Additional Borrowing Capacity		Outstanding		Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston	$50,775	$971,184	(1)	$53,264		$954,789	(1)
Federal Reserve Bank of Boston	—	705,463	(2)	—		720,005	(2)
Unpledged Securities	—	433,809		—		375,155
Customer repurchase agreements	142,235	—	(3)	162,679		—	(3)
Junior subordinated debentures	73,077	—	(3)	73,073		—	(3)
Subordinated debt	34,705	—	(3)	34,682		—	(3)
Reciprocal deposits	51,895	—	(3)	—		—
Brokered deposits	6,000	—	(3)	54,541	(4)	—	(3)
	$358,687	$2,110,456		$378,239		$2,049,949

(1)
Loans with a carrying value of $1.5 billion at both June 30, 2018 and December 31, 2017 have been pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.

(2)	Loans with a carrying value of $1.2 billion at both June 30, 2018 and December 31, 2017 have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

(3)	The additional borrowing capacity has not been assessed for these categories.

(4)
Inclusive of $48.5 million of reciprocal deposits acquired through participation in the Promontory Interfinancial Network as of and December 31, 2017. The Economic Growth, Regulatory Relief, and Consumer Protection Act, which was promulgated during the second quarter of 2018, states that most reciprocal deposits are no longer treated as brokered deposits. As such, the Company is prospectively reporting deposits from the Promontory Interfinancial Network as nonbrokered.

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
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet financial instruments during the three months ended June 30, 2018. See Note 8, "Derivative and Hedging Activities" and Note 13, "Commitments and Contingencies" within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for more information relating to the Company's off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended June 30, 2018. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a complete table of contractual obligations, commitments and contingencies.

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
Changes in Internal Controls over Financial Reporting. There were no changes in the Company's internal controls over financial reporting that occurred during the second quarter of 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At June 30, 2018, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors
As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2018:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
April 1 to April 30, 2018	169	$73.20	—	—
May 1 to May 31, 2018	54	$74.00	—	—
June 1 to June 30, 2018	51	$80.68	—	—
Total	274		—	—

(1)	Shares repurchased relate to the surrendering of shares in connection with the exercise and/or vesting of equity compensation grants to satisfy related tax withholding obligations.

(2)	The Company does not currently have a stock repurchase program or plan in place.

Item  3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Index

No.	Exhibit

2.1
Agreement and Plan of Merger dated May 29, 2018 by and among Independent Bank Corp., Rockland Trust Company, MNB Bancorp and The Milford national Bank And Trust Company is incorporated by reference to 2.1 to form 8-K filed on May 31, 2018.

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
INDEPENDENT BANK CORP.
(registrant)

August 2, 2018	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

August 2, 2018	/s/ Robert D. Cozzone
Robert D. Cozzone Chief Financial Officer (Principal Financial Officer)