Form 10-Q
period 2018-09-30
INDEPENDENT BANK CORP
filed 2018-11-01
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
Commission File Number: 1-9047
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
As of October 31, 2018, there were 27,551,581 shares of the issuer’s common stock outstanding, par value $0.01 per share.

Table 17 - Noninterest Expense - Three and Nine Months Ended	87
Table 18 - Tax Provision and Applicable Tax Rates	88
Table 19 - New Markets Tax Credit Recognition Schedule	88
Table 20 - Interest Rate Sensitivity	91
Table 21 - Sources of Liquidity	93

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	September 30, 2018	December 31 2017
Assets
Cash and due from banks	$102,540	$103,485
Interest-earning deposits with banks	148,307	109,631
Securities
Trading	1,581	1,324
Equities	20,430	—
Available for sale	435,861	447,498
Held to maturity (fair value $534,622 and $494,194)	553,705	497,688
Total securities	1,011,577	946,510
Loans held for sale (at fair value)	10,431	4,768
Loans
Commercial and industrial	1,003,780	888,528
Commercial real estate	3,132,491	3,116,561
Commercial construction	352,491	401,797
Small business	149,200	132,370
Residential real estate	801,810	754,329
Home equity - first position	647,132	612,990
Home equity - subordinate positions	426,829	439,098
Other consumer	13,669	9,880
Total loans	6,527,402	6,355,553
Less: allowance for loan losses	(63,235)	(60,643)
Net loans	6,464,167	6,294,910
Federal Home Loan Bank stock	13,107	11,597
Bank premises and equipment, net	95,941	94,722
Goodwill	231,806	231,806
Other intangible assets	7,379	9,341
Cash surrender value of life insurance policies	153,186	151,528
Other real estate owned and other foreclosed assets	190	612
Other assets	136,866	123,119
Total assets	$8,375,497	$8,082,029
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$2,337,221	$2,159,396
Savings and interest checking accounts	2,621,926	2,599,922
Money market	1,353,641	1,325,634
Time certificates of deposit of $100,000 and over	317,761	278,531
Other time certificates of deposits	345,690	365,770
Total deposits	6,976,239	6,729,253
Borrowings

Federal Home Loan Bank borrowings	50,767	53,264
Customer repurchase agreements	141,176	162,679
Junior subordinated debentures (less unamortized debt issuance costs of $119 and $125)	73,078	73,073
Subordinated debentures (less unamortized debt issuance costs of $283 and $318)	34,717	34,682
Total borrowings	299,738	323,698
Other liabilities	101,215	85,269
Total liabilities	7,377,192	7,138,220
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value, authorized: 75,000,000 shares, issued and outstanding: 27,540,843 shares at September 30, 2018 and 27,450,190 shares at December 31, 2017 (includes 159,809 and 177,191 shares of unvested participating restricted stock awards, respectively)	274	273
Value of shares held in rabbi trust at cost: 157,872 shares at September 30, 2018 and 164,438 shares at December 31, 2017	(4,784)	(4,590)
Deferred compensation and other retirement benefit obligations	4,784	4,590
Additional paid in capital	483,222	479,430
Retained earnings	527,473	465,937
Accumulated other comprehensive loss, net of tax	(12,664)	(1,831)
Total stockholders’ equity	998,305	943,809
Total liabilities and stockholders' equity	$8,375,497	$8,082,029
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Interest income
Interest and fees on loans	$75,220	$65,667	$214,486	$186,747
Taxable interest and dividends on securities	6,664	5,642	19,381	16,618
Nontaxable interest and dividends on securities	14	19	46	71
Interest on loans held for sale	61	33	110	68
Interest on federal funds sold and short-term investments	916	417	1,768	814
Total interest and dividend income	82,875	71,778	235,791	204,318
Interest expense
Interest on deposits	5,251	3,331	13,773	9,010
Interest on borrowings	1,390	1,374	4,145	4,280
Total interest expense	6,641	4,705	17,918	13,290
Net interest income	76,234	67,073	217,873	191,028
Provision for loan losses	1,075	—	3,575	1,650
Net interest income after provision for loan losses	75,159	67,073	214,298	189,378
Noninterest income
Deposit account fees	4,658	4,401	13,640	13,337
Interchange and ATM fees	4,947	4,525	13,889	12,881
Investment management	6,564	5,967	19,528	17,576
Mortgage banking income	1,222	1,338	3,130	3,609
Gain on life insurance benefits	1,463	—	1,463	—
Gain on sale of equity securities	4	12	6	19
Increase in cash surrender value of life insurance policies	984	1,019	2,929	3,000
Loan level derivative income	392	784	1,547	2,727
Other noninterest income	3,030	2,724	8,882	7,931
Total noninterest income	23,264	20,770	65,014	61,080
Noninterest expenses
Salaries and employee benefits	31,095	29,289	92,483	86,267
Occupancy and equipment expenses	6,310	6,085	20,215	18,302
Data processing and facilities management	1,287	1,272	3,837	3,732
FDIC assessment	725	673	2,214	2,234
Advertising expense	1,395	1,359	3,684	4,018
Consulting expense	1,128	937	2,973	2,753
Debit card expense	755	992	2,405	2,616
Legal fees	752	1,423	2,084	2,074
Loss on sale of equity securities	—	1	—	6
Merger and acquisition expense	2,688	—	3,122	3,393
Software maintenance	1,079	888	3,048	2,714
Other noninterest expenses	8,225	8,391	25,513	24,783
Total noninterest expenses	55,439	51,310	161,578	152,892
Income before income taxes	42,984	36,533	117,734	97,566
Provision for income taxes	9,969	12,681	26,046	32,426
Net income	$33,015	$23,852	$91,688	$65,140
Basic earnings per share	$1.20	$0.87	$3.33	$2.39

Diluted earnings per share	$1.20	$0.87	$3.32	$2.38
Weighted average common shares (basic)	27,537,841	27,436,792	27,517,210	27,242,902
Common share equivalents	63,499	76,307	62,596	78,043
Weighted average common shares (diluted)	27,601,340	27,513,099	27,579,806	27,320,945
Cash dividends declared per common share	$0.38	$0.32	$1.14	$0.96
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net income	$33,015	$23,852	$91,688	$65,140
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	(2,262)	188	(9,654)	1,511
Net change in fair value of cash flow hedges	(405)	109	(302)	8
Net change in other comprehensive income for defined benefit postretirement plans	117	78	351	234
Total other comprehensive income (loss)	(2,550)	375	(9,605)	1,753
Total comprehensive income	$30,465	$24,227	$82,083	$66,893
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation and Other Retirement Benefit Obligations	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2017	27,450,190	$273	$(4,590)	$4,590	$479,430	$465,937	$(1,831)	$943,809
Opening balance reclassification (1)	—	—	—	—	—	397	(397)	—
Cumulative effect accounting adjustment (2)	—	—	—	—	—	831	(831)	—
Net income	—	—	—	—	—	91,688	—	91,688
Other comprehensive loss	—	—	—	—	—	—	(9,605)	(9,605)
Common dividend declared ($1.14 per share)	—	—	—	—	—	(31,380)	—	(31,380)
Proceeds from exercise of stock options, net of cash paid	23,195	—	—	—	184	—	—	184
Stock based compensation	—	—	—	—	3,161	—	—	3,161
Restricted stock awards issued, net of awards surrendered	43,174	1	—	—	(1,345)	—	—	(1,344)
Shares issued under direct stock purchase plan	24,284	—	—	—	1,792	—	—	1,792
Deferred compensation and other retirement benefit obligations	—	—	(194)	194	—	—	—	—
Balance September 30, 2018	27,540,843	$274	$(4,784)	$4,784	$483,222	$527,473	$(12,664)	$998,305

Balance December 31, 2016	27,005,813	$268	$(4,277)	$4,277	$451,664	$414,095	$(1,337)	$864,690
Cumulative effect accounting adjustment (3)	—	—	—	—	542	(365)	—	177
Net income	—	—	—	—	—	65,140	—	65,140
Other comprehensive income	—	—	—	—	—	—	1,753	1,753
Common dividend declared ($0.96 per share)	—	—	—	—	—	(26,212)	—	(26,212)
Common stock issued for acquisition	369,286	4	—	—	23,464	—	—	23,468
Proceeds from exercise of stock options, net of cash paid	11,590	—	—	—	(5)	—	—	(5)
Stock based compensation	—	—	—	—	2,346	—	—	2,346
Restricted stock awards issued, net of awards surrendered	32,476	1	—	—	(1,364)	—	—	(1,363)
Shares issued under direct stock purchase plan	18,626	—	—	—	1,230	—	—	1,230
Deferred compensation and other retirement benefit obligations	—	—	(228)	228	—	—	—	—
Balance September 30, 2017	27,437,791	$273	$(4,505)	$4,505	$477,877	$452,658	$416	$931,224

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

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Nine Months Ended
	September 30
	2018	2017
Cash flow from operating activities
Net income	$91,688	$65,140
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,088	11,497
Provision for loan losses	3,575	1,650
Deferred income tax expense	176	443
Net unrealized loss on equity securities	113	—
Net gain on sale of securities	(6)	(13)
Net (gain) loss on bank premises and equipment	8	(93)
Net loss on other real estate owned and foreclosed assets	1	308
Realized gain on sale leaseback transaction	(585)	(775)
Stock based compensation	3,161	2,346
Increase in cash surrender value of life insurance policies	(2,929)	(3,000)
Gain on life insurance benefits	(1,463)	—
Change in fair value on loans held for sale	(147)	102
Net change in:
Trading assets	(257)	(494)
Loans held for sale	(5,516)	578
Other assets	(12,179)	4,561
Other liabilities	16,066	6,177
Total adjustments	12,106	23,287
Net cash provided by operating activities	103,794	88,427
Cash flows used in investing activities
Proceeds from sales of equity securities	30	—
Purchases of equity securities	(305)	—
Proceeds from sales of securities available for sale	—	523
Proceeds from maturities and principal repayments of securities available for sale	41,964	40,228
Purchases of securities available for sale	(63,844)	(104,284)
Proceeds from maturities and principal repayments of securities held to maturity	62,650	58,308
Purchases of securities held to maturity	(118,256)	(49,802)
Net redemption (purchases) of Federal Home Loan Bank stock	(1,510)	386
Investments in low income housing projects	(2,598)	(4,713)
Purchases of life insurance policies	(116)	(115)
Proceeds from life insurance policies	2,850	—
Net increase in loans	(173,224)	(138,622)
Cash acquired in business combinations, net of cash paid	—	6,289
Purchases of bank premises and equipment	(8,123)	(18,643)
Proceeds from the sale of bank premises and equipment	96	1,919
Proceeds from the sale of other real estate owned and foreclosed assets	308	1,531
Net cash used in investing activities	(260,078)	(206,995)

Cash flows provided by financing activities
Net increase (decrease) in time deposits	19,226	(35,947)
Net increase in other deposits	227,836	147,331
Repayments of long-term Federal Home Loan Bank borrowings	(2,475)	—
Net increase (decrease) in customer repurchase agreements	(21,503)	2,757
Proceeds from exercise of stock options, net of cash paid	184	(5)
Restricted stock awards issued, net of awards surrendered	(1,344)	(1,363)
Proceeds from shares issued under direct stock purchase plan	1,792	1,230
Common dividends paid	(29,701)	(25,265)
Net cash provided by financing activities	194,015	88,738
Net increase (decrease) in cash and cash equivalents	37,731	(29,830)
Cash and cash equivalents at beginning of year	213,116	289,095
Cash and cash equivalents at end of period	$250,847	$259,265
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$—	$564
Net increase in capital commitments relating to low income housing project investments	$65	$248
In conjunction with the Company's acquisitions, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$—	$23,468
Fair value of assets acquired, net of cash acquired	$—	$179,252
Fair value of liabilities assumed	$—	$162,073
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the quarter ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments - Credit Losses" Update No. 2016-13. Update No. 2016-13 was issued in June 2016 to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company will adopt the update on January 1, 2020 and is currently assessing the impact of the adoption of this standard on the Company's consolidated financial position. To date, the Company has been assessing the key differences and gaps between its current allowance methodologies and models with those it is considering to use upon adoption. This has included assessing the adequacy of existing loss data, developing models for default and loss estimates, and finalizing vendor selection. The Company has also begun developing accounting policies as well as considering the need for new internal controls relevant to the updated methodologies and models. The Company expects to validate its models and execute a parallel run beginning in early 2019.
FASB ASC Topic 842 "Leases" Update No. 2016-02. Update No. 2016-02 was issued in February 2016 and affects any entity that enters into a lease (as that term is defined in this update), with some specified scope exemptions. The core principle of this update is that a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from previous GAAP. In addition, the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently in the process of reviewing its current lease agreements to assess the impact of the adoption of this standard, however it has been determined that the Company will elect the package of practical expedients offered within this update. The Company does not anticipate electing the hindsight practical expedient.
Since the issuance of Update 2016-02, the FASB has issued codification improvements to the standard in FASB ASC Topic 842 "Leases" Update No. 2018-10 and FASB ASC Topic 842 "Leases" Update No. 2018-11. The amendments in Update 2018-10 affect narrow aspects of the guidance issued in the amendments in Update 2016-02 and provide improvements or clarification to the previously issued update. The amendments in update 2018-11 are related to the transition relief on comparative reporting at adoption, which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This update applies to all entities with lease contracts that choose the additional transition method. The Company plans to elect this method of transition upon implementation.
FASB ASC Topic 820 "Fair Value Measurement" Update No. 2018-13. Update No. 2018-13 was issued in August 2018 and applies to all entities that are required, under existing GAAP, to add, modify, or remove various disclosures related to recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with certain amendments to be applied prospectively while others are to be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and delay adoption of the additional disclosures until their effective date. The adoption of this standard will not have an impact on the Company's consolidated financial position.

FASB ASC Subtopic 715-20 "Compensation - Retirement Benefits - Defined Benefit Plans - General" Update No. 2018-14. Update No. 2018-14 was issued in August 2018 to remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add certain disclosure requirements. The amendments in this update are effective for fiscal years ending after December 15, 2020, for public business entities. Early adoption is permitted. An entity should apply the amendments in this update on a retrospective basis to all periods presented. The adoption of this standard will not have an impact on the Company's consolidated financial position.

NOTE 3 - SECURITIES
Trading Securities
The Company had trading securities of $1.6 million and $1.3 million as of September 30, 2018 and December 31, 2017, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s nonqualified 401(k) Restoration Plan and Nonqualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $20.4 million as of September 30, 2018. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans. These securities were previously classified as available for sale and were reclassified as equity securities due to a change in accounting guidance effective January 1, 2018. The equity securities had a fair value of $20.6 million as of December 31, 2017 and are reflected accordingly as available for sale in the table below.
Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity for the periods indicated:

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$32,479	$—	$(907)	$31,572	$35,475	$86	$(131)	$35,430
Agency mortgage-backed securities	213,159	874	(6,510)	207,523	214,934	1,897	(1,067)	215,764
Agency collateralized mortgage obligations	143,764	83	(6,202)	137,645	124,098	78	(2,164)	122,012
State, county, and municipal securities	1,973	8	—	1,981	2,237	37	—	2,274
Single issuer trust preferred securities issued by banks	1,000	4	—	1,004	2,012	4	—	2,016
Pooled trust preferred securities issued by banks and insurers	2,159	—	(359)	1,800	2,179	—	(539)	1,640
Small business administration pooled securities	55,961	—	(1,625)	54,336	47,852	44	(118)	47,778
Equity securities	—	—	—	—	19,432	1,594	(442)	20,584
Total available for sale securities	$450,495	$969	$(15,603)	$435,861	$448,219	$3,740	$(4,461)	$447,498
Held to maturity securities
U.S. Treasury securities	$1,004	$2	$—	$1,006	$1,006	$29	$—	$1,035
Agency mortgage-backed securities	189,479	136	(5,527)	184,088	204,768	1,791	(736)	205,823
Agency collateralized mortgage obligations	336,346	28	(12,858)	323,516	262,998	397	(4,987)	258,408
Single issuer trust preferred securities issued by banks	1,500	—	(10)	1,490	1,500	29	—	1,529
Small business administration pooled securities	25,376	—	(854)	24,522	27,416	183	(200)	27,399
Total held to maturity securities	$553,705	$166	$(19,249)	$534,622	$497,688	$2,429	$(5,923)	$494,194
Total	$1,004,200	$1,135	$(34,852)	$970,483	$945,907	$6,169	$(10,384)	$941,692

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of September 30, 2018 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$20,012	$19,728	$12,467	$11,844	$—	$—	$32,479	$31,572
Agency mortgage-backed securities	278	281	44,914	43,697	99,439	96,667	68,528	66,878	213,159	207,523
Agency collateralized mortgage obligations	—	—	—	—	—	—	143,764	137,645	143,764	137,645
State, county, and municipal securities	—	—	1,022	1,023	951	958	—	—	1,973	1,981
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	1,000	1,004	1,000	1,004
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	2,159	1,800	2,159	1,800
Small business administration pooled securities	—	—	—	—	—	—	55,961	54,336	55,961	54,336
Total available for sale securities	$278	$281	$65,948	$64,448	$112,857	$109,469	$271,412	$261,663	$450,495	$435,861
Held to maturity securities
U.S. Treasury securities	$—	$—	$1,004	$1,006	$—	$—	$—	$—	$1,004	$1,006
Agency mortgage-backed securities	—	—	12,442	12,191	37,473	36,481	139,564	135,416	189,479	184,088
Agency collateralized mortgage obligations	—	—	—	—	941	936	335,405	322,580	336,346	323,516
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,490	—	—	1,500	1,490
Small business administration pooled securities	—	—	—	—	—	—	25,376	24,522	25,376	24,522
Total held to maturity securities	$—	$—	$13,446	$13,197	$39,914	$38,907	$500,345	$482,518	$553,705	$534,622
Inclusive in the table above is $6.3 million of callable securities at September 30, 2018.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $523.6 million and $547.2 million at September 30, 2018 and December 31, 2017, respectively.
At September 30, 2018 and December 31, 2017, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.
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

The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2018
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	3	$31,572	$(907)	$—	$—	$31,572	$(907)
Agency mortgage-backed securities	154	284,810	(8,375)	77,412	(3,662)	362,222	(12,037)
Agency collateralized mortgage obligations	57	294,626	(8,847)	154,168	(10,213)	448,794	(19,060)
Single issuer trust preferred securities issued by banks and insurers	1	1,490	(10)	—	—	1,490	(10)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,800	(359)	1,800	(359)
Small business administration pooled securities	8	38,264	(685)	40,594	(1,794)	78,858	(2,479)
Total temporarily impaired securities	224	$650,762	$(18,824)	$273,974	$(16,028)	$924,736	$(34,852)

	December 31, 2017
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S.government agency securities	4	$24,343	$(131)	$—	$—	$24,343	$(131)
Agency mortgage-backed securities	84	235,411	(1,493)	14,886	(310)	250,297	(1,803)
Agency collateralized mortgage obligations	42	178,142	(1,579)	159,506	(5,572)	337,648	(7,151)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,640	(539)	1,640	(539)
Small business administration pooled securities	4	34,553	(223)	9,647	(95)	44,200	(318)
Equity securities	28	3,290	(39)	7,619	(403)	10,909	(442)
Total temporarily impaired securities	163	$475,739	$(3,465)	$193,298	$(6,919)	$669,037	$(10,384)

The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. As a result, the Company does not consider these investments to be OTTI and accordingly, there was no OTTI recorded and no cumulative credit related component of OTTI for the three and nine months ended September 30, 2018 and 2017. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at September 30, 2018:

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

NOTE 4 - LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY
The following tables bifurcate the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	September 30, 2018
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$972,842	$3,114,414	$352,491	$148,609	$784,533	$1,067,389	$13,425	$6,453,703
Individually evaluated for impairment	$30,938	$13,023	$—	$591	$12,825	$6,410	$244	$64,031
Purchased credit impaired loans	$—	$5,054	$—	$—	$4,452	$162	$—	$9,668
Total loans by group	$1,003,780	$3,132,491	$352,491	$149,200	$801,810	$1,073,961	$13,669	$6,527,402	(1)

	December 31, 2017
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$853,885	$3,093,945	$401,797	$131,667	$733,809	$1,045,053	$9,573	$6,269,729
Individually evaluated for impairment	$34,643	$16,638	$—	$703	$13,684	$6,826	$307	$72,801
Purchased credit impaired loans	$—	$5,978	$—	$—	$6,836	$209	$—	$13,023
Total loans by group	$888,528	$3,116,561	$401,797	$132,370	$754,329	$1,052,088	$9,880	$6,355,553	(1)

(1)
The amount of net deferred costs on originated loans included in the ending balance was $6.9 million and $6.1 million at September 30, 2018 and December 31, 2017, respectively. Net unamortized discounts on acquired loans not deemed to be purchased credit impaired ("PCI") included in the ending balance was $8.6 million and $9.4 million at September 30, 2018 and December 31, 2017, respectively.

The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended September 30, 2018
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$14,788	$32,095	$5,216	$1,709	$2,909	$5,468	$372	$62,557
Charge-offs	(218)	(82)	—	(111)	—	(87)	(349)	(847)
Recoveries	108	29	—	10	9	71	223	450
Provision (benefit)	430	226	(189)	160	153	102	193	1,075
Ending balance	$15,108	$32,268	$5,027	$1,768	$3,071	$5,554	$439	$63,235

	Three Months Ended September 30, 2017
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,544	$30,947	$4,814	$1,613	$2,693	$5,353	$515	$59,479
Charge-offs	(124)	—	—	(164)	(43)	(81)	(405)	(817)
Recoveries	404	286	—	17	15	65	261	1,048
Provision (benefit)	(994)	(233)	806	140	111	89	81	—
Ending balance	$12,830	$31,000	$5,620	$1,606	$2,776	$5,426	$452	$59,710

	Nine Months Ended September 30, 2018
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,256	$31,453	$5,698	$1,577	$2,822	$5,390	$447	$60,643
Charge-offs	(355)	(82)	—	(237)	(148)	(261)	(926)	(2,009)
Recoveries	179	67	—	29	12	128	611	1,026
Provision (benefit)	2,028	830	(671)	399	385	297	307	3,575
Ending balance	$15,108	$32,268	$5,027	$1,768	$3,071	$5,554	$439	$63,235
Ending balance: collectively evaluated for impairment	$15,101	$32,234	$5,027	$1,767	$2,197	$5,386	$426	$62,138
Ending balance: individually evaluated for impairment	$7	$34	$—	$1	$874	$168	$13	$1,097
	Nine Months Ended September 30, 2017
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$16,921	$30,369	$4,522	$1,502	$2,621	$5,238	$393	$61,566
Charge-offs	(3,715)	—	—	(258)	(182)	(217)	(1,151)	(5,523)
Recoveries	604	343	—	96	29	167	778	2,017
Provision (benefit)	(980)	288	1,098	266	308	238	432	1,650
Ending balance	$12,830	$31,000	$5,620	$1,606	$2,776	$5,426	$452	$59,710
Ending balance: collectively evaluated for impairment	$12,759	$30,951	$5,620	$1,605	$1,756	$5,169	$433	$58,293
Ending balance: individually evaluated for impairment	$71	$49	$—	$1	$1,020	$257	$19	$1,417

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
The following tables detail the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		September 30, 2018
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$935,769	$3,041,551	$352,190	$146,809	$4,476,319
Potential weakness	7	17,655	52,089	301	1,053	71,098
Definite weakness-loss unlikely	8	45,399	38,453	—	1,338	85,190
Partial loss probable	9	4,957	398	—	—	5,355
Definite loss	10	—	—	—	—	—
Total		$1,003,780	$3,132,491	$352,491	$149,200	$4,637,962

		December 31, 2017
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$806,331	$3,007,672	$400,964	$130,265	$4,345,232
Potential weakness	7	16,563	69,788	—	1,471	87,822
Definite weakness-loss unlikely	8	59,415	38,637	833	631	99,516
Partial loss probable	9	6,219	464	—	3	6,686
Definite loss	10	—	—	—	—	—
Total		$888,528	$3,116,561	$401,797	$132,370	$4,539,256

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

	September 30, 2018	December 31, 2017
Residential portfolio
FICO score (re-scored)(1)	748	745
LTV (re-valued)(2)	58.2%	59.2%
Home equity portfolio
FICO score (re-scored)(1)	767	766
LTV (re-valued)(2)(3)	48.9%	50.1%

(1)
The average FICO scores at September 30, 2018 are based upon rescores available from August 2018 and origination score data for loans booked in September 2018. The average FICO scores at December 31, 2017 are based upon rescores available from August 2017 and origination score data for loans booked between September and December 2017.

(2)
The combined LTV ratios for September 30, 2018 are based upon updated automated valuations as of August 2018, when available or the most current valuation data available. The combined LTV ratios for December 31, 2017 are based upon updated automated valuations as of August 2017, when available, or the most current valuation data available. The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained. If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.

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
The following table shows information regarding nonaccrual loans at the dates indicated:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Commercial and industrial	$28,742	$32,055
Commercial real estate	1,960	3,123
Small business	191	230
Residential real estate	8,076	8,129
Home equity	6,367	6,022
Other consumer	49	71
Total nonaccrual loans (1)	$45,385	$49,630

(1)Included in these amounts were $3.4 million and $6.1 million of nonaccruing TDRs at September 30, 2018 and December 31, 2017, respectively.

The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$190	$612
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$3,880	$2,971

The following tables show the age analysis of past due financing receivables as of the dates indicated:

	September 30, 2018
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	3	$265	5	$431	10	$28,694	18	$29,390	$974,390	$1,003,780	$—
Commercial real estate	7	2,188	5	849	6	1,430	18	4,467	3,128,024	3,132,491	—
Commercial construction	—	—	—	—	—	—	—	—	352,491	352,491	—
Small business	9	483	6	60	17	139	32	682	148,518	149,200	—
Residential real estate	10	1,129	12	2,367	19	3,367	41	6,863	794,947	801,810	—
Home equity	16	909	9	797	25	2,825	50	4,531	1,069,430	1,073,961	—
Other consumer (1)	272	118	8	20	13	46	293	184	13,485	13,669	9
Total	317	$5,092	45	$4,524	90	$36,501	452	$46,117	$6,481,285	$6,527,402	$9

	December 31, 2017
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	2	$195	2	$370	14	$32,007	18	$32,572	$855,956	$888,528	$—
Commercial real estate	7	3,060	—	—	9	1,793	16	4,853	3,111,708	3,116,561	—
Commercial construction	—	—	—	—	—	—	—	—	401,797	401,797	—
Small business	17	339	11	144	10	57	38	540	131,830	132,370	—
Residential real estate	6	870	13	2,385	22	3,471	41	6,726	747,603	754,329	—
Home equity	22	1,310	6	451	20	2,025	48	3,786	1,048,302	1,052,088	—
Other consumer (1)	265	197	16	27	17	45	298	269	9,611	9,880	8
Total	319	$5,971	48	$3,377	92	$39,398	459	$48,746	$6,306,807	$6,355,553	$8

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

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
TDRs on accrual status	$24,554	$25,852
TDRs on nonaccrual	3,370	6,067
Total TDRs	$27,924	$31,919
Amount of specific reserves included in the allowance for loan losses associated with TDRs	$1,097	$1,342
Additional commitments to lend to a borrower who has been a party to a TDR	$1,224	$487

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
The following tables show the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	2	$126	$126	2	$126	$126
Commercial real estate	1	205	205	2	650	650
Residential real estate	3	503	523	4	652	672
Home equity	2	74	74	8	546	546
Total	8	$908	$928	16	$1,974	$1,994

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	1	$196	$196	9	$1,575	$1,575
Commercial real estate	—	—	—	6	1,884	1,884
Small business	2	183	183	10	447	447
Residential real estate	—	—	—	5	889	900
Home equity	4	436	436	14	1,427	1,430
Total	7	$815	$815	44	$6,222	$6,236

(1)
The post-modification balances represent the legal principal balance of the loan on the date of modification. These amounts may show an increase when modifications include a capitalization of interest.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)
Extended maturity	$617	$486	$1,062	$4,565
Combination rate and maturity	237	196	237	196
Court ordered concession	74	133	695	1,475
Total	$928	$815	$1,994	$6,236

The Company considers a loan to have defaulted when it reaches 90 days past due. As of September 30, 2018, there were no loans modified during the past twelve months that subsequently defaulted during the three and nine month periods ended September 30, 2018. There were no loans modified during the preceding twelve months that subsequently defaulted during the three month period ended September 30, 2017. There was one residential real estate loan modified during the preceding twelve months with a recorded investment of $205,000, which subsequently defaulted during the nine month period ended September 30, 2017.
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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio at the dates indicated:

	September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$30,618	$38,297	$—
Commercial real estate	11,329	11,962	—
Small business	445	523	—
Residential real estate	4,783	4,925	—
Home equity	4,973	5,181	—
Other consumer	60	61	—
Subtotal	52,208	60,949	—
With an allowance recorded
Commercial and industrial	$320	$320	$7
Commercial real estate	1,694	1,694	34
Small business	146	152	1
Residential real estate	8,042	8,921	874
Home equity	1,437	1,620	168
Other consumer	184	187	13
Subtotal	11,823	12,894	1,097
Total	$64,031	$73,843	$1,097

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$34,267	$38,329	$—
Commercial real estate	13,245	14,374	—
Small business	556	619	—
Residential real estate	4,264	4,397	—
Home equity	4,950	5,056	—
Other consumer	91	92	—
Subtotal	57,373	62,867	—
With an allowance recorded
Commercial and industrial	$376	$376	$10
Commercial real estate	3,393	3,399	42
Small business	147	153	1
Residential real estate	9,420	10,154	1,007
Home equity	1,876	2,110	265
Other consumer	216	217	17
Subtotal	15,428	16,409	1,342
Total	$72,801	$79,276	$1,342

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$31,376	$28	$32,424	$89
Commercial real estate	12,040	135	12,423	428
Small business	432	4	478	13
Residential real estate	4,798	56	4,826	173
Home equity	5,078	58	5,185	168
Other consumer	62	1	66	3
Subtotal	53,786	282	55,402	874
With an allowance recorded
Commercial and industrial	$324	$4	$330	$11
Commercial real estate	1,701	24	1,715	71
Small business	148	3	154	8
Residential real estate	8,057	69	8,194	207
Home equity	1,453	14	1,467	39
Other consumer	187	1	194	4
Subtotal	11,870	115	12,054	340
Total	$65,656	$397	$67,456	$1,214

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$33,935	$18	$36,329	$179
Commercial real estate	14,569	151	14,798	460
Small business	682	5	702	17
Residential real estate	3,928	51	3,962	152
Home equity	4,883	50	4,935	146
Other consumer	99	2	104	5
Subtotal	58,096	277	60,830	959
With an allowance recorded
Commercial and industrial	$1,698	$21	$1,768	$65
Commercial real estate	4,569	65	4,599	195
Small business	305	3	315	11
Residential real estate	9,752	79	9,838	234
Home equity	1,765	14	1,782	41
Other consumer	229	2	237	5
Subtotal	18,318	184	18,539	551
Total	$76,414	$461	$79,369	$1,510

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

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Outstanding balance	$10,725	$14,485
Carrying amount	$9,668	$13,023

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Dollars in thousands)
Beginning balance	$1,604	$2,185	$1,791	$2,370
Accretion	(518)	(359)	(931)	(968)
Other change in expected cash flows (1)	104	167	308	573
Reclassification from nonaccretable difference for loans which have paid off (2)	203	70	225	88
Ending balance	$1,393	$2,063	$1,393	$2,063

(1) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).
(2) Results in increased interest income during the period in which the loan paid off at amount greater than originally expected.

NOTE 5 -EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net income	$33,015	$23,852	$91,688	$65,140

Weighted Average Shares
Basic shares	27,537,841	27,436,792	27,517,210	27,242,902
Effect of dilutive securities	63,499	76,307	62,596	78,043
Diluted shares	27,601,340	27,513,099	27,579,806	27,320,945

Net income per share
Basic EPS	$1.20	$0.87	$3.33	$2.39
Effect of dilutive securities	—	—	(0.01)	(0.01)
Diluted EPS	$1.20	$0.87	$3.32	$2.38
During the three and nine months ended September 30, 2018 and 2017 there were no options to purchase common stock or shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

NOTE 6 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the nine months ended September 30, 2018, the Company made the following awards of restricted stock:

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
Performance-Based Restricted Stock Awards
On February 15, 2018, the Company granted 16,300 performance-based restricted stock awards to certain executive level employees. These performance-based restricted stock awards were issued from the 2005 Employee Stock Plan and were determined to have a grant date fair value per share of $71.75, determined by the average of the high and low price at which the Company's common stock traded on the date of grant. The number of shares to be vested will be contingent upon the Company's attainment of certain performance measures outlined in the award agreement and will be measured as of the end of the three year performance period, January 1, 2018 through December 31, 2020. The awards will vest upon the earlier of the date on which it is determined if the performance goal is achieved subsequent to the performance period or March 31, 2021. These awards are accounted for as equity awards due to the nature of these awards and the fact that these shares will not be settled in cash.
The holders of these awards are not entitled to receive dividends or vote until the shares are vested.
    On February 27, 2018, the performance-based restricted stock awards that were awarded on February 12, 2015 vested at 100% of the maximum target shares awarded, or 16,427 shares.
Stock Options
The Company has made the following awards of nonqualified options to purchase shares of common stock during the nine months ended September 30, 2018:

Nine Months Ended September 30, 2018
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

The table below sets forth information regarding the Company’s repurchase agreements allocated by source of collateral at the dates indicated:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Sources of collateral
U.S. government agency securities	$14,664	$16,867
Agency mortgage-backed securities	57,378	51,273
Agency collateralized mortgage obligations	69,134	94,539
Total customer repurchase agreements (1)	$141,176	$162,679

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

The following tables reflect the Company's derivative positions for the periods indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes:

September 30, 2018
Notional Amount	Trade Date	Effective Date	Maturity Date		Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	12/9/2008	12/10/2008	12/10/2018		3 Month LIBOR	2.33%	2.94%	$(29)
25,000	4/1/2016	1/17/2017	12/15/2021		3 Month LIBOR	2.33%	1.36%	1,260
25,000	4/1/2016	1/17/2017	12/15/2021		3 Month LIBOR	2.33%	1.36%	1,251
25,000	7/18/2017	8/15/2017	8/15/2022		3 Month LIBOR	2.31%	1.88%	1,041

Notional Amount	Trade Date	Effective Date	Maturity Date		Pay (Variable) Index	Current Rate Paid	Receive Fixed Swap Rate	Fair Value
50,000	1/9/2018	1/16/2018	1/15/2023		1 Month LIBOR	2.16%	2.24%	$(1,347)
50,000	7/31/2018	8/15/2018	8/15/2023		1 Month LIBOR	2.16%	2.82%	(189)

Notional Amount	Trade Date	Effective Date	Maturity Date		Pay (Variable) Index	Current Rate Paid	Receive Fixed Swap Rate Cap - Floor	Fair Value
50,000	1/9/2018	1/16/2018	1/15/2022		1 Month LIBOR	2.16%	2.75% - 1.80%	$(516)
50,000	7/31/2018	8/15/2018	8/15/2022		1 Month LIBOR	2.16%	3.08% - 2.50%	(128)
50,000	9/24/2018	10/15/2018	4/15/2023	(1)	1 Month LIBOR	N/A	3.09% - 2.75%	32

								$1,375

December 31, 2017
Notional Amount	Trade Date	Effective Date	Maturity Date		Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	12/9/2008	12/10/2008	12/10/2018		3 Month LIBOR	1.54%	2.94%	$(264)
25,000	4/1/2016	1/17/2017	12/15/2021		3 Month LIBOR	1.59%	1.36%	772
25,000	4/1/2016	1/17/2017	12/15/2021		3 Month LIBOR	1.59%	1.36%	763
25,000	7/18/2017	8/15/2017	8/15/2022		3 Month LIBOR	1.42%	1.88%	345
								$1,616

(1)
In September 2018, the Company entered into a forward-starting interest rate collar with a notional amount of $50.0 million, with the intention of hedging against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest income on the Company's variable-rate loans.

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is five years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $17,000 (pre-tax) to be reclassified to interest income and $912,000 (pre-tax) to be reclassified as an offset to interest expense, from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of September 30, 2018.
The Company recognized $61,000 and $183,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for each of the three and nine month periods ended September 30, 2018 and 2017, respectively.
The Company had no fair value hedges as of September 30, 2018 or December 31, 2017.

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
The following tables reflect the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2018
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	246	$47,115	$65,256	$168,249	$57,508	$619,232	$957,360	$(22,233)
Pay fixed, receive variable	231	$47,115	$65,256	$168,249	$57,508	$619,232	$957,360	$22,219
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	24	$43,013	$2,796	$—	$—	$—	$45,809	$(1,021)
Buys U.S. currency, sells foreign currency	24	$43,013	$2,796	$—	$—	$—	$45,809	$1,043
	December 31, 2017
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	246	$36,023	$61,500	$152,287	$111,147	$591,385	$952,342	$3,875
Pay fixed, receive variable	231	$36,023	$61,500	$152,287	$111,147	$591,385	$952,342	$(3,880)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	15	$26,382	$3,780	$—	$—	$—	$30,162	$1,202
Buys U.S. currency, sells foreign currency	15	$26,382	$3,780	$—	$—	$—	$30,162	$(1,188)

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

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

The change in fair value on the interest rate lock commitments and forward delivery sale commitments are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was an increase of $103,000 and a decrease of $108,000 for the three month periods ended September 30, 2018 and 2017, respectively, and an increase of $147,000 and a decrease of $102,000 for the nine months ended September 30, 2018 and 2017, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives. Additionally, the aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income was $1.1 million and $1.4 million for the three month periods ended September 30, 2018 and 2017, respectively and $2.6 million and $3.4 million for the nine months ended September 30, 2018 and 2017, respectively.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	September 30 2018	December 31 2017	Balance Sheet Location	September 30 2018	December 31 2017
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$3,584	$1,880	Other liabilities	$2,209	$264
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	Other assets	$25,041	$14,236	Other liabilities	$25,055	$14,241
Foreign exchange contracts	Other assets	1,143	1,202	Other liabilities	1,121	1,188
Mortgage Derivatives
Interest rate lock commitments	Other assets	233	149	Other liabilities	—	—
Forward sales agreements	Other assets	—	9	Other liabilities	61	—
		$26,417	$15,596		$26,237	$15,429
Total		$30,001	$17,476		$28,446	$15,693

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
	(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivatives (effective portion), net of tax	$(405)	$109	$(302)	$8
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$268	$(91)	$525	$(264)
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest expense	$—	$—	$—	$—
Other expense	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$3	$7	$27	$7
Other expense	(10)	(7)	(28)	(17)
Changes in fair value of mortgage derivatives
Mortgage banking income	(139)	(33)	14	71
Total	$(146)	$(33)	$13	$61

The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $34,000 and $4.2 million at September 30, 2018 and December 31, 2017, respectively. Although none of the contingency provisions have applied as of

September 30, 2018 and December 31, 2017, the Company has posted collateral to offset the net liability exposures with institutional counterparties.

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. The Company's exposure relating to institutional counterparties was $27.3 million and $7.1 million at September 30, 2018 and December 31, 2017, respectively. The Company’s exposure relating to customer counterparties was approximately $1.5 million and $9.5 million at September 30, 2018 and December 31, 2017, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	September 30, 2018
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$3,584	$—	$3,584	$2,189	$(1,133)	$262
Loan level derivatives	25,041	—	25,041	1,409	(12,605)	11,027
Customer foreign exchange contracts	1,143	—	1,143	—	—	1,143
	$29,768	$—	$29,768	$3,598	$(13,738)	$12,432

Derivative Liabilities
Interest rate swaps	$2,209	$—	$2,209	$2,189	$20	$—
Loan level derivatives	25,055	—	25,055	1,409	2	23,644
Customer foreign exchange contracts	1,121	—	1,121	—	—	1,121
	$28,385	$—	$28,385	$3,598	$22	$24,765

Customer repurchase agreements	141,176	—	141,176	—	141,176	—

(1)	Reflects offsetting derivative positions with the same counterparty.

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2017
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$1,880	$—	$1,880	$805	$—	$1,075
Loan level derivatives	14,236	—	14,236	4,578	—	9,658
Customer foreign exchange contracts	1,202	—	1,202	—	—	1,202
	$17,318	$—	$17,318	$5,383	$—	$11,935

Derivative Liabilities
Interest rate swaps	$264	$—	$264	$—	$264	$—
Loan level derivatives	14,241	—	14,241	5,383	3,675	5,183
Customer foreign exchange contracts	1,188	—	1,188	—	—	1,188
	$15,693	$—	$15,693	$5,383	$3,939	$6,371

Customer repurchase agreements	162,679	—	162,679	—	162,679	—

(1)	Reflects offsetting derivative positions with the same counterparty.

NOTE 10 - FAIR VALUE MEASUREMENTS
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the assumptions applied by the Company when determining fair value reflect those that the Company determines market participants would use to price the asset or liability at the measurement date. If there has been a significant decrease in the volume and level of activity for the asset or liability, regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received if the asset were to be sold or that would be or paid if the liability were to be transferred in an orderly market transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When determining fair value, the Company considers pricing information and other inputs that are current as of the measurement date. In periods of market dislocation, the observability of prices and other inputs may be reduced for certain instruments, or not available at all. The unavailability or reduced availability of pricing or other input information could cause an instrument to be reclassified from one level to another.
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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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
	September 30, 2018
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$1,581	$1,581	$—	$—
Equity securities	20,430	20,430	—	—
Securities available for sale
U.S. Government agency securities	31,572	—	31,572	—
Agency mortgage-backed securities	207,523	—	207,523	—
Agency collateralized mortgage obligations	137,645	—	137,645	—
State, county, and municipal securities	1,981	—	1,981	—
Single issuer trust preferred securities issued by banks and insurers	1,004	—	1,004	—
Pooled trust preferred securities issued by banks and insurers	1,800	—	—	1,800
Small business administration pooled securities	54,336	—	54,336	—
Loans held for sale	10,431	—	10,431	—
Derivative instruments	30,001	—	30,001	—
Liabilities
Derivative instruments	28,446	—	28,446	—
Total recurring fair value measurements	$469,858	$22,011	$446,047	$1,800

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$32,009	$—	$—	$32,009
Other real estate owned and other foreclosed assets	190	—	—	190
Total nonrecurring fair value measurements	$32,199	$—	$—	$32,199

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, as of the dates indicated:

	Three Months Ended
	September 30
	2018	2017
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,751	$1,593
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	55	51
Settlements	(6)	(20)
Ending balance	$1,800	$1,624

	Nine Months Ended
	September 30
	2018	2017
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,640	$1,584
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	180	58
Settlements	(20)	(18)
Ending balance	$1,800	$1,624

It is the Company’s policy to recognize the transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the nine month periods ended September 30, 2018 or 2017.

The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3 for the periods indicated:

	September 30 2018	December 31 2017		September 30 2018	December 31 2017	September 30 2018	December 31 2017
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,800	$1,640	Cumulative prepayment	0% - 59%	0% - 61%	2.4%	2.5%
			Cumulative default	5% - 100%	5% - 100%	13.5%	12.4%
			Loss given default	85% - 100%	85% - 100%	94.4%	94.3%
			Cure given default	0% - 75%	0% - 75%	60.9%	60.9%
Appraisals of collateral(1)
Collateral dependent impaired loans	$32,009	$33,567
Other real estate owned and foreclosed assets	$190	$612

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary.

For the fair value measurements in the table above, which are classified as Level 3 within the fair value hierarchy, the Company’s Treasury and Finance groups determine the valuation policies and procedures. For the pricing of the securities, the Company uses third-party pricing information, without adjustment. Depending on the type of the security, management employs various techniques to analyze the pricing it receives from third parties, such as analyzing changes in market yields and in certain instances reviewing the underlying collateral of the security. Management reviews changes in fair value from period to period and performs testing to ensure that prices received from the third parties are consistent with their expectation of the market. For the securities whose market is deemed to be inactive and which are categorized as Level 3, the fair value models are calibrated and significant inputs are back tested on a quarterly basis, to the extent possible. This testing is done by the third party service provider, who performs this testing by comparing anticipated inputs to actual results. Significant changes in fair value from period to period are closely scrutinized to ensure fair value models are not flawed. The driver(s) of the respective change in fair value and the method for forecasting the driver(s) are closely considered by management.
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
	September 30, 2018
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,004	$1,006	$—	$1,006	$—
Agency mortgage-backed securities	189,479	184,088	—	184,088	—
Agency collateralized mortgage obligations	336,346	323,516	—	323,516	—
Single issuer trust preferred securities issued by banks	1,500	1,490	—	1,490	—
Small business administration pooled securities	25,376	24,522	—	24,522	—
Loans, net of allowance for loan losses(b)	6,432,158	6,229,090	—	—	6,229,090
Federal Home Loan Bank stock(c)	13,107	13,107	—	13,107	—
Cash surrender value of life insurance policies(d)	153,186	153,186	—	153,186	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$6,312,788	$6,312,788	$—	$6,312,788	$—
Time certificates of deposits(f)	663,451	654,685	—	654,685	—
Federal Home Loan Bank borrowings(f)	50,767	49,974	—	49,974	—
Customer repurchase agreements and other short-term borrowings(f)	141,176	141,176	—	—	141,176
Junior subordinated debentures(g)	73,078	70,720	—	70,720	—
Subordinated debentures(f)	34,717	31,360	—	—	31,360

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(b)
In accordance with recent accounting guidance, the fair value of loans as of September 30, 2018 was measured using the exit price valuation method, determined primarily by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows, while incorporating liquidity and credit assumptions. Previously the fair value of loans as of December 31, 2017 was estimated solely by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows. Additionally, this amount excludes collateral dependent impaired loans, which are deemed to be marked to fair value on a nonrecurring basis.

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

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when (or as) the entity satisfies a performance obligation

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$4,658	$4,401	$13,640	$13,337
Interchange fees	3,943	3,597	11,267	10,279
ATM fees	825	815	2,215	2,261
Investment management - wealth management and advisory services	5,912	5,402	17,577	16,027
Investment management - retail investments and insurance revenue	652	565	1,951	1,549
Merchant processing income	227	337	1,006	904
Other noninterest income	1,152	1,188	3,186	3,269
Total noninterest income in-scope of ASC 606	17,369	16,305	50,842	47,626
Total noninterest income out-of-scope of ASC 606	5,895	4,465	14,172	13,454
Total noninterest income	23,264	20,770	65,014	61,080

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

Deposit account services include providing access to deposit accounts as well as access to the various deposit transactional services of the Company. These transactional services are primarily those that are identified in the standard fee schedule, and include, but are not limited to, services such as overdraft protection, wire transfer, and check collection. Revenue is recognized in conjunction with the various services being provided. For example, the Company may assess monthly fixed service fees associated with the customer having access to the deposit account, which can vary depending on the account type and daily account balance. In addition, the Company may also assess separate fixed fees associated with and at the time specific transactions are entered into by the customer. As such, the Company considers its performance obligations to be met concurrently with providing the account access or completing the requested deposit transaction.

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

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Receivables, included in other assets	$1,892	$1,934

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

NOTE 12 - COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(2,988)	$726	$(2,262)	$(12,761)	$3,107	$(9,654)
Less: net security gains reclassified into other noninterest income (expense)	—	—	—	—	—	—
Net change in fair value of securities available for sale	(2,988)	726	(2,262)	(12,761)	3,107	(9,654)

Change in fair value of cash flow hedges	(296)	83	(213)	100	(25)	75
Less: net cash flow hedge gains reclassified into interest income or interest expense (1)	268	(76)	192	525	(148)	377
Net change in fair value of cash flow hedges	(564)	159	(405)	(425)	123	(302)

Amortization of net actuarial losses	94	(26)	68	281	(79)	202
Amortization of net prior service costs	69	(20)	49	207	(58)	149
Net change in other comprehensive income for defined benefit postretirement plans (2)	163	(46)	117	488	(137)	351
Total other comprehensive loss	$(3,389)	$839	$(2,550)	$(12,698)	$3,093	$(9,605)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$347	$(152)	$195	$2,520	$(1,001)	$1,519
Less: net security gains reclassified into other noninterest income (expense)	11	(4)	7	13	(5)	8
Net change in fair value of securities available for sale	336	(148)	188	2,507	(996)	1,511

Change in fair value of cash flow hedges	91	(36)	55	(250)	102	(148)
Less: net cash flow hedge losses reclassified into interest income or interest expense (1)	(91)	37	(54)	(264)	108	(156)
Net change in fair value of cash flow hedges	182	(73)	109	14	(6)	8

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(6)	2	(4)	(20)	8	(12)
Amortization of net actuarial losses	69	(28)	41	208	(85)	123
Amortization of net prior service costs	70	(29)	41	208	(85)	123
Net change in other comprehensive income for defined benefit postretirement plans (2)	133	(55)	78	396	(162)	234
Total other comprehensive income	$651	$(276)	$375	$2,917	$(1,164)	$1,753

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in 2009. The original gain of $1.4 million, net of tax, is being recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $34,000 and $137,000 at September 30, 2018 and December 31, 2017, respectively.

(2)
The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in the Employee Benefit Plans footnote in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

Effective January 1, 2018, the Company elected to reclassify certain tax effects from accumulated other comprehensive income to retained earnings, related to items that were stranded in other comprehensive income as a result of the Tax Act. A description of the other income tax effects that were reclassified as a result of the Tax Act are listed in the table below.

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2018
Beginning balance: January 1, 2018	$(504)	$948	$137	$(2,412)	$(1,831)
Opening balance reclassification	(111)	205	29	(520)	(397)
Cumulative effect accounting adjustment	(831)	—	—	—	(831)
Net change in other comprehensive income (loss)	(9,654)	(170)	(132)	351	(9,605)
Ending balance: September 30, 2018	$(11,100)	$983	$34	$(2,581)	$(12,664)
	2017
Beginning balance: January 1, 2017	$173	$361	$281	$(2,152)	$(1,337)
Net change in other comprehensive income (loss)	1,511	116	(108)	234	1,753
Ending balance: September 30, 2017	$1,684	$477	$173	$(1,918)	$416

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
The following table summarizes the above financial instruments at the dates indicated:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to extend credit	$2,551,217	$2,443,478
Standby letters of credit	16,704	15,534
Deferred standby letter of credit fees	128	102

Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases. Several of these leases have renewal options that typically range from 5 to 10 years.
Rent expense incurred under operating leases was approximately $2.3 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively, and $7.1 million and $6.3 million for the nine months ended September 30, 2018 and 2017, respectively.
There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2017. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for information regarding leases and other commitments.
Other Contingencies
At September 30, 2018, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The reserve requirement was $34.9 million and $35.8 million at September 30, 2018 and December 31, 2017, respectively.

NOTE 14 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.

The following table presents certain information related to the Company's investments in low income housing projects as of the dates indicated:

	September 30 2018		December 31 2017
	(Dollars in thousands)
Original investment value	$47,464		$47,399
Current recorded investment	32,032		35,225
Unfunded liability obligation	2,003		4,536
Tax credits and benefits	5,458	(1)	5,654
Amortization of investments	4,334	(2)	4,402	(4)
Net income tax benefit	1,124	(3)	1,253
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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, include, but are not limited to:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;

•	adverse changes or volatility in the local real estate market;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio including those related to one or more large commercial relationships;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	inability to raise capital on terms that are favorable;

•	additional regulatory oversight and additional costs associated with the Company's anticipated increase in assets to over $10 billion;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax expense, resulting from failure to comply with general tax laws, changes in tax laws, or failure to comply with requirements of the federal New Markets Tax Credit program;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	unexpected increased competition in the Company’s market area;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	a deterioration in the conditions of the securities markets;

•	a deterioration of the credit rating for U.S. long-term sovereign debt;

•	our inability to adapt to changes in information technology, including changes to industry accepted delivery models driven by a migration to the internet as a means of service delivery;

•	electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;

•	adverse changes in consumer spending and savings habits;

•
failure to consummate or a delay in consummating the acquisitions of MNB Bancorp and Blue Hills Bancorp, which are subject to certain standard conditions, including regulatory approvals and shareholder approval for the Blue Hills Bancorp transaction;

•	the inability to realize expected synergies from merger transactions in the amounts or in the timeframe anticipated;

•	inability to retain customers and employees, including those acquired in the MNB Bancorp and Blue Hills Bancorp acquisitions;

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

		Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$1,011,578	$1,002,921	$996,287	$946,510	$909,221
Loans	6,527,402	6,479,271	6,362,056	6,355,553	6,289,902
Allowance for loan losses	(63,235)	(62,557)	(60,862)	(60,643)	(59,710)
Goodwill and other intangible assets	239,185	239,724	240,268	241,147	242,105
Total assets	8,375,497	8,381,002	8,090,410	8,082,029	8,052,919
Total deposits	6,976,239	7,013,490	6,751,511	6,729,253	6,682,942
Total borrowings	299,739	300,792	298,939	323,698	340,683
Stockholders’ equity	998,305	977,065	956,059	943,809	931,224
Nonperforming loans	45,394	47,112	47,713	49,638	50,277
Nonperforming assets	45,584	47,357	48,071	50,250	53,175
Income statement
Interest income	$82,875	$79,167	$73,749	$72,876	$71,778
Interest expense	6,641	5,999	5,278	5,044	4,705
Net interest income	76,234	73,168	68,471	67,832	67,073
Provision for loan losses	1,075	2,000	500	1,300	—
Noninterest income	23,264	21,887	19,863	21,914	20,770
Noninterest expenses	55,439	52,688	53,451	51,467	51,310
Net income	33,015	31,118	27,555	22,064	23,852
Per share data
Net income—basic	$1.20	$1.13	$1.00	$0.80	$0.87
Net income—diluted	1.20	1.13	1.00	0.80	0.87
Cash dividends declared	0.38	0.38	0.38	0.32	0.32
Book value per share	36.25	35.49	34.75	34.38	33.94
Tangible book value per share (1)	27.56	26.78	26.02	25.60	25.12
Performance ratios
Return on average assets	1.57%	1.52%	1.39%	1.08%	1.18%
Return on average common equity	13.19%	12.85%	11.73%	9.28%	10.18%

Net interest margin (on a fully tax equivalent basis)	3.94%	3.89%	3.77%	3.64%	3.65%
Equity to assets	11.92%	11.66%	11.82%	11.68%	11.56%
Dividend payout ratio	31.69%	33.60%	31.88%	39.79%	36.80%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.70%	0.73%	0.75%	0.78%	0.80%
Nonperforming assets as a percent of total assets	0.54%	0.57%	0.59%	0.62%	0.66%
Allowance for loan losses as a percent of total loans	0.97%	0.97%	0.96%	0.95%	0.95%
Allowance for loan losses as a percent of nonperforming loans	139.30%	132.78%	127.56%	122.17%	118.76%
Capital ratios
Tier 1 leverage capital ratio	10.49%	10.39%	10.32%	10.04%	10.03%
Common equity tier 1 capital ratio	11.98%	11.64%	11.47%	11.20%	11.13%
Tier 1 risk-based capital ratio	13.07%	12.73%	12.57%	12.31%	12.24%
Total risk-based capital ratio	14.58%	14.24%	14.08%	13.82%	13.75%

(1)
Represents a non-GAAP measure. For reconciliation to GAAP book value per share, see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures" below.

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company's financial position or operating results. The Company is focused on organic growth, but will also consider acquisition opportunities that can provide a satisfactory financial return. During the second quarter of 2018, the Company announced the signing of a definitive merger agreement with MNB Bancorp ("MNB"), which is expected to close in the fourth quarter of 2018. During the third quarter of 2018, the Company announced the signing of a definitive merger agreement with Blue Hills Bancorp ("BHB"), which is expected to close in the first half of 2019.

Interest-Earning Assets

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect an overall increase in total loans over the past five quarters due to the results of that strategy, as well as the impact from acquisitions. For the third quarter of 2018, the Company experienced loan growth across all major categories.

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

Funding and Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth, supporting management's emphasis on core deposit growth to fund loans, as depicted by the following chart:

As of September 30, 2018, core deposits comprised 90.25% of total deposits. The continued emphasis on core deposits has resulted in a cost of deposits of 0.30% for the 2018 third quarter, which increased by three basis points when compared to the second quarter of 2018.

The Company's net interest margin was 3.94% for the quarter ended September 30, 2018, a five basis point increase from the second quarter of 2018, reflecting the Company's asset sensitive position, as shown by the following chart:

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

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has also made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies help the Company operate in a more tax effective manner and sometimes also create a competitive advantage for Rockland Trust and its community development subsidiaries. During the third quarter of 2018, the Company’s effective tax rate was 23.19%.

Capital

The Company's approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term earnings growth. Strong earnings retention has contributed to capital growth. Book value per share increased 2.1% in the third quarter of 2018 and 6.8% over the past four quarters. In addition, tangible book value per share rose 2.9% in the third quarter of 2018 and was higher by 9.7% over the past four quarters (see "Non-GAAP Measures" below for a reconciliation of non-GAAP measures). Stockholders' equity as a percentage of total assets was 11.92% for the third quarter of 2018, compared to 11.66% in the second quarter of 2018. The Company's tangible common equity ratio (or tangible common equity as a percentage of tangible assets) rose to 9.33% for the third quarter of 2018, as compared to 9.06% in the second quarter of 2018. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures. The following chart shows the Company's book value and tangible book value per share over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

The Company's growth in capital enables the payment of cash dividends. The Company declared quarterly cash dividends of $0.38 per share for the first three quarters of 2018, representing an increase of 18.8% from the 2017 quarterly dividend rate of $0.32 per share.

Third Quarter 2018 Results

Net income for the third quarter of 2018 was $33.0 million, or $1.20 on a diluted earnings per share basis, an increase of 38.4% and 37.9%, respectively, as compared to $23.9 million, or $0.87 on a diluted earnings per share basis, for the prior year third quarter. The third quarter of 2018 included merger and acquisition costs which the Company deems to be noncore. Excluding these merger and acquisition expenses, third quarter 2018 operating net income was $34.9 million compared to operating net income from the third quarter of 2017 of $23.9 million, an increase of 46.5%. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

2018 Outlook

During the Company’s third quarter 2018 earnings call, the Company stated that it anticipates the following for the full year ending December 31, 2018:

•	Loan and deposit growth for the full year 2018 to be in the low to mid-single digit range, excluding the MNB acquisition;

•	Assuming no further federal funds rate increases, the full year 2018 net interest margin is expected to expand by 30 to 32 basis points versus the full year 2017;

•	Net interest margin will increase 4 to 6 basis points in the fourth quarter;

•	Most noninterest income categories (with the exception of gain on life insurance benefits) are expected to be higher during the fourth quarter as compared to the third quarter;

•	Noninterest expense is expected to up slightly in the fourth quarter, even when including the MNB acquisition with the operating efficiency ratio improving for the remainder of the year; and

•	The effective tax rate for the remainder of the year (excluding discrete items) is expected to be approximately 23.0%.

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

The following tables summarize adjustments for noncore items for the time periods indicated below and reconcile non-GAAP measures:

	Three Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$33,015	$23,852	$1.20	$0.87
Non-GAAP adjustments
Noninterest expense components
Merger and acquisition expenses	2,688	—	0.10	—
Total impact of noncore items	2,688	—	0.10	—
Net tax benefit associated with noncore items (1)	(756)	—	(0.03)	—
Noncore items, net of tax	$1,932	$—	$0.07	$—
Operating net income (Non-GAAP)	$34,947	$23,852	$1.27	$0.87

	Nine Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$91,688	$65,140	$3.32	$2.38
Non-GAAP adjustments
Noninterest expense components
Merger and acquisition expenses	3,122	3,393	0.12	0.12
Total impact of noncore items	3,122	3,393	0.12	0.12
Net tax benefit associated with noncore items (1)	(878)	(1,241)	(0.03)	(0.04)
Operating net income (Non-GAAP)	$93,932	$67,292	$3.41	$2.46

(1)
The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

	Three Months Ended
	September 30 2018	June 30 2018	March 31 2018	December 31 2017	September 30 2017
	(Dollars in thousands)
Net interest income (GAAP)	$76,234	$73,168	$68,471	$67,832	$67,073	(a)

Noninterest income (GAAP)	$23,264	$21,887	$19,863	$21,914	$20,770	(b)
Noninterest income on an operating basis (Non-GAAP)*	$23,264	$21,887	$19,863	$21,914	$20,770	(c)

Noninterest expense (GAAP)	$55,439	$52,688	$53,451	$51,467	$51,310	(d)
Less:
Merger and acquisition expense	2,688	434	—	—	—
Noninterest expense on an operating basis (Non-GAAP)	$52,751	$52,254	$53,451	$51,467	$51,310	(e)

Total revenue (GAAP)	$99,498	$95,055	$88,334	$89,746	$87,843	(a+b)
Total operating revenue (Non-GAAP)*	$99,498	$95,055	$88,334	$89,746	$87,843	(a+c)

Ratios
Noninterest income as a % of revenue (GAAP based)	23.38%	23.03%	22.49%	24.42%	23.64%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)*	23.38%	23.03%	22.49%	24.42%	23.64%	(c/(a+c))
Efficiency ratio (GAAP based)	55.72%	55.43%	60.51%	57.35%	58.41%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	53.02%	54.97%	60.51%	57.35%	58.41%	(e/(a+c))
* There were no adjustments for the periods presented.

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	September 30, 2018	June 30 2018	March 31 2018	December 31 2017	September 30, 2017
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$998,305	$977,065	$956,059	$943,809	$931,224	(a)
Less: Goodwill and other intangibles	239,185	239,724	240,268	241,147	242,105
Tangible common equity (Non-GAAP)	759,120	737,341	715,791	702,662	689,119	(b)
Tangible assets
Assets (GAAP)	8,375,498	8,381,002	8,090,410	8,082,029	8,052,919	(c)
Less: Goodwill and other intangibles	239,185	239,724	240,268	241,147	242,105
Tangible assets (Non-GAAP)	$8,136,313	$8,141,278	$7,850,142	$7,840,882	$7,810,814	(d)
Common shares	27,540,843	27,532,524	27,512,328	27,450,190	27,437,791	(e)

Common equity to assets ratio (GAAP)	11.92%	11.66%	11.82%	11.68%	11.56%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	9.33%	9.06%	9.12%	8.96%	8.82%	(b/d)
Book value per share (GAAP)	$36.25	$35.49	$34.75	$34.38	$33.94	(a/e)
Tangible book value per share (Non-GAAP)	$27.56	$26.78	$26.02	$25.60	$25.12	(b/e)

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
There have been no material changes in critical accounting policies during the first nine months of 2018. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $65.1 million, or 6.9%, at September 30, 2018 as compared to December 31, 2017, reflecting new purchases of $182.4 million made during the nine month period, partially offset by paydowns on existing securities. The ratio of securities to total assets was 12.08% and 11.71% at September 30, 2018 and December 31, 2017, respectively.
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

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During the nine months ended September 30, 2018 and 2017, the Bank originated residential loans with the intention of selling them in the secondary market or to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no losses during the three and nine month periods ended September 30, 2018 and September 30, 2017 related to these activities.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Dollars in thousands)
Held in portfolio	$52,125	$31,766	$132,711	$116,537
Sold or held for sale in the secondary market	58,320	64,924	142,262	164,458
Total closed loans	$110,445	$96,690	$274,973	$280,995

The Company sold $61.9 million and $68.3 million in residential loans during the three months ended September 30, 2018 and 2017, respectively, and $141.0 million and $166.1 million during the nine months ended September 30, 2018 and 2017, respectively. All loans sold during these periods were sold with servicing rights released.

Currently, the Bank sells the servicing of sold loans for a servicing release premium, simultaneous with the sale of the loan. In the past, the Bank may have opted to sell loans and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $244.9 million, $277.8 million and $292.2 million at September 30, 2018, December 31, 2017, and September 30, 2017, respectively. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:

Table 2 - Mortgage Servicing Asset

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$1,559	$1,876	$1,697	$2,048
Acquired portfolio	—	—	—	28
Amortization	(71)	(100)	(230)	(309)
Change in valuation allowance	(10)	9	11	18
Balance at end of period	$1,478	$1,785	$1,478	$1,785
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
Loan Portfolio The Company’s loan portfolio increased by $171.8 million during the first nine months of 2018, primarily driven by the commercial and industrial portfolio which increased by $115.3 million and by the residential real estate portfolio which increased by $47.5 million.

The Company's commercial loan portfolio is comprised primarily of commercial and industrial loans as well as commercial real estate loans. Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of September 30, 2018:

(Dollars in thousands)
Average loan size	$253
Largest individual commercial and industrial loan outstanding	$25,448
Commercial and industrial nonperforming loans/commercial and industrial loans	2.86%
The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of September 30, 2018:

(Dollars in thousands)
Average loan size	$876
Largest individual commercial real estate mortgage outstanding	$27,522
Commercial real estate nonperforming loans/commercial real estate loans	0.06%
Owner occupied commercial real estate loans/commercial real estate loans	16.0%

In addition to the commercial portfolios, the Company also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $1.9 billion at September 30, 2018.

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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 3 - Nonperforming Assets

	September 30, 2018	December 31, 2017	September 30, 2017
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$28,742	$32,055	$32,556
Commercial real estate	1,960	3,123	3,052
Small business	191	230	403
Residential real estate	8,076	8,129	8,297
Home equity	6,367	6,022	5,903
Other consumer	49	71	59
Total (1)	$45,385	$49,630	$50,270
Loans past due 90 days or more but still accruing
Other consumer	9	8	7
Total	$9	$8	$7
Total nonperforming loans	$45,394	$49,638	$50,277
Other real estate owned	190	612	2,898
Total nonperforming assets	$45,584	$50,250	$53,175
Nonperforming loans as a percent of gross loans	0.70%	0.78%	0.80%
Nonperforming assets as a percent of total assets	0.54%	0.62%	0.66%

(1)	Inclusive of TDRs on nonaccrual status of $3.4 million, $6.1 million, and $5.8 million at September 30, 2018, December 31, 2017, and September 30, 2017, respectively.
The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 4 - Activity in Nonperforming Assets

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Dollars in thousands)
Nonperforming assets beginning balance	$47,357	$54,812	$50,250	$61,580
New to nonperforming	4,984	3,573	10,627	11,140
Loans charged-off	(847)	(817)	(2,009)	(5,523)
Loans paid-off	(4,932)	(3,679)	(9,833)	(9,548)
Loans transferred to other real estate owned and foreclosed assets	—	(107)	—	(564)
Loans restored to performing status	(921)	(557)	(3,101)	(2,828)
New to other real estate owned	—	107	—	564
Valuation write down	—	(238)	—	(333)
Sale of other real estate owned	—	—	(254)	(1,505)
Other	(57)	81	(96)	192
Nonperforming assets ending balance	$45,584	$53,175	$45,584	$53,175

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 5 - Troubled Debt Restructurings

	September 30, 2018	December 31, 2017	September 30, 2017
	(Dollars in thousands)
Performing troubled debt restructurings	$24,554	$25,852	$26,731
Nonaccrual troubled debt restructurings	3,370	6,067	5,776
Total	$27,924	$31,919	$32,507
Performing troubled debt restructurings as a % of total loans	0.38%	0.41%	0.42%
Nonaccrual troubled debt restructurings as a % of total loans	0.05%	0.10%	0.09%
Total troubled debt restructurings as a % of total loans	0.43%	0.50%	0.51%
The following table summarizes changes in TDRs for the periods indicated:
Table 6 - Activity in Troubled Debt Restructurings

	Three Months Ended		Nine Months Ended
	September 30 2018	September 30 2017	September 30 2018	September 30 2017
	(Dollars in thousands)
TDRs beginning balance	$29,623	$32,636	$31,919	$32,292
New to TDR status	432	799	1,045	4,006
Transfer to OREO	—	(107)	—	(322)
Paydowns	(1,952)	(821)	(4,612)	(3,450)
Charge-offs	(179)	—	(428)	(19)
TDRs ending balance	$27,924	$32,507	$27,924	$32,507

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 7 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$650	$639	$1,918	$1,670
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$519	$434	$1,301	$1,148
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
Total impaired loans at September 30, 2018 and December 31, 2017 were $64.0 million and $72.8 million, respectively. For additional information regarding the Company’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At September 30, 2018, there were 49 relationships, with an aggregate balance of $44.7 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.
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
As of September 30, 2018, the allowance for loan losses totaled $63.2 million, or 0.97% of total loans, as compared to $60.6 million, or 0.95% of total loans, at December 31, 2017.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 8 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(Dollars in thousands)
Average total loans	$6,500,907	$6,432,287	$6,334,295	$6,308,374	$6,275,200
Allowance for loan losses, beginning of period	$62,557	$60,862	$60,643	$59,710	$59,479
Charged-off loans
Commercial and industrial	218	4	133	176	124
Commercial real estate	82	—	—	39	—
Small business	111	102	24	44	164
Residential real estate	—	109	39	25	43
Home equity	87	95	79	59	81
Other consumer	349	259	318	343	405
Total charged-off loans	847	569	593	686	817
Recoveries on loans previously charged-off
Commercial and industrial	108	59	12	11	404
Commercial real estate	29	18	20	42	286
Small business	10	10	9	18	17
Residential real estate	9	1	2	2	15
Home equity	71	23	34	31	65
Other consumer	223	153	235	215	261
Total recoveries	450	264	312	319	1,048
Net loans charged-off (recovered)
Commercial and industrial	110	(55)	121	165	(280)
Commercial real estate	53	(18)	(20)	(3)	(286)
Small business	101	92	15	26	147
Residential real estate	(9)	108	37	23	28
Home equity	16	72	45	28	16
Other consumer	126	106	83	128	144
Total net loans charged-off (recovered)	397	305	281	367	(231)
Provision for loan losses	1,075	2,000	500	1,300	—
Total allowance for loan losses, end of period	$63,235	$62,557	$60,862	$60,643	$59,710
Net loans charged-off (recovered) as a percent of average total loans (annualized)	0.02%	0.02%	0.02%	0.02%	(0.01)%
Allowance for loan losses as a percent of total loans	0.97%	0.97%	0.96%	0.95%	0.95%
Allowance for loan losses as a percent of nonperforming loans	139.30%	132.78%	127.56%	122.17%	118.76%
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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 9 - Summary of Allocation of Allowance for Loan Losses

	September 30, 2018		December 31, 2017
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$15,108	15.4%	$13,256	14.0%
Commercial real estate	32,268	47.9%	31,453	48.9%
Commercial construction	5,027	5.4%	5,698	6.3%
Small business	1,768	2.3%	1,577	2.1%
Residential real estate	3,071	12.3%	2,822	11.9%
Home equity	5,554	16.5%	5,390	16.6%
Other consumer	439	0.2%	447	0.2%
Total allowance for loan losses	$63,235	100.0%	$60,643	100.0%
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

Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $13.1 million and $11.6 million at September 30, 2018 and December 31, 2017, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases and/or is subject to redemption of FHLB stock proportional to the volume of funding received and views the holdings as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Other Intangible Assets Goodwill and other intangible assets were $239.2 million and $241.1 million as of September 30, 2018 and December 31, 2017, respectively. The decrease in 2018 was due to amortization of definite-lived intangibles.
The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company performed its annual goodwill impairment testing during the third quarter of 2018 and determined that the Company's goodwill was not impaired. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes that indicated impairment of other intangible assets.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $153.2 million and $151.5 million at September 30, 2018 and December 31, 2017, respectively. The Company recorded tax exempt income from life insurance policies of $984,000 and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $2.9 million and $3.0 million for the nine month periods ended September 30, 2018 and 2017, respectively. In addition, the Company received proceeds on life insurance policies in the amount of $2.9 million during the third quarter of 2018, resulting in a gain of $1.5 million.
Deposits As of September 30, 2018, total deposits were $7.0 billion, representing a $247.0 million, or 3.7%, increase from December 31, 2017. The Company experienced growth in all categories with a continued emphasis on core deposits, which represent 90.25% of total deposits as of September 30, 2018. The total cost of deposits was 0.30% and 0.20% for the three months ended September 30, 2018 and 2017, respectively, and 0.27% and 0.19%, for the nine months ended September 30, 2018 and 2017, respectively.
The Company also participates in the Promontory Interfinancial Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market and amounted to $51.7 million and $48.5 million, at September 30, 2018 and December 31, 2017, respectively. During the second quarter of 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was promulgated and determined that reciprocal deposits, such as those acquired through the Promontory Interfinancial Network, were no longer to be treated as brokered deposits. Accordingly, these amounts are no longer included in the total brokered amounts reported by the Company.
    In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the Promontory Interfinancial Network, which amounted to $6.0 million at both September 30, 2018 and December 31, 2017.

Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.

The Company’s borrowings, net of applicable debt issuance costs, consisted of the following as of the periods indicated:
Table 10 - Borrowings

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$50,767	$53,264
Short-term borrowings - one year and under (1)
Customer repurchase agreements	141,176	162,679
Long-term borrowings - over one year (1)
Junior subordinated debentures:
Capital Trust V	51,504	51,503
Slades Ferry Trust I	10,233	10,229
Central Trust I	5,258	5,258
Central Trust II	6,083	6,083
Subordinated debentures	34,717	34,682
Total long-term borrowings	$107,795	$107,755
Total borrowings	$299,738	$323,698
(1) Classification is based upon duration at origination and not predicated upon remaining time to maturity.
The Bank had $2.9 billion of assets pledged as collateral against borrowings at both September 30, 2018 and December 31, 2017. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston. Assets are also pledged as collateral for customer repurchase agreements.

Capital Resources On September 20, 2018, the Company’s Board of Directors declared a cash dividend of $0.38 per share to stockholders of record as of the close of business on October 1, 2018. This dividend was paid on October 5, 2018.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At September 30, 2018 and December 31, 2017, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements for each period indicated:

Table 11 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	September 30, 2018
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$954,622	14.58%	$523,794	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	784,427	11.98%	294,634	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	855,427	13.07%	392,845	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	855,427	10.49%	335,151	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$902,696	13.79%	$523,579	≥	8.0%	$654,474	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	838,218	12.81%	294,513	≥	4.5%	425,408	≥	6.50%
Tier 1 capital (to risk weighted assets)	838,218	12.81%	392,684	≥	6.0%	523,579	≥	8.00%
Tier 1 capital (to average assets)	838,218	10.28%	326,079	≥	4.0%	407,598	≥	5.00%
	December 31, 2017
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$886,807	13.82%	$513,398	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	718,995	11.20%	288,787	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	789,992	12.31%	385,049	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	789,992	10.04%	314,756	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$846,147	13.19%	$513,175	≥	8.0%	$641,469	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	784,014	12.22%	288,661	≥	4.5%	416,955	≥	6.50%
Tier 1 capital (to risk weighted assets)	784,014	12.22%	384,881	≥	6.0%	513,175	≥	8.00%
Tier 1 capital (to average assets)	784,014	9.97%	314,630	≥	4.0%	393,288	≥	5.00%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is being phased-in, beginning at 0.625% on January 1, 2016 and ultimately increasing to 2.5% on January 1, 2019. At September 30, 2018 the Company's capital levels exceeded the fully-phased in buffer of 2.5%.
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company totaled $15.5 million and $11.8 million for the three months ended September 30, 2018 and 2017, respectively, and totaled $44.5 million and $35.2 million for the nine months ended September 30, 2018 and 2017, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At both September 30, 2018 and 2017, $71.0 million in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.

Community Reinvestment Act In September 2017, the FDIC and the Massachusetts Division of Banks assigned the Bank a CRA rating of Satisfactory.

Investment Management As of September 30, 2018, the Rockland Trust Investment Management Group had assets under administration of $3.6 billion, representing 5,710 trust, fiduciary, and agency accounts. At December 31, 2017, assets under administration were $3.5 billion, representing approximately 5,616 trust, fiduciary, and agency accounts. Included in these amounts as of September 30, 2018 and December 31, 2017 are assets under administration of $307.2 million and $303.7 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides investment management services to institutional and high net worth clients. Revenue from the Investment Management Group was $5.9 million and $5.4 million for the three months ended September 30, 2018 and 2017, respectively, and $17.6 million and $16.0 million for the nine months ended September 30, 2018 and 2017, respectively.
Retail investments and insurance revenue was $652,000 and $565,000 for the three months ended September 30, 2018 and 2017, respectively, and $2.0 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. Retail investments and insurance revenue includes commission revenue from LPL Financial (“LPL”) and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., which offers the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients.

RESULTS OF OPERATIONS
The following table provides a summary of results of operations for the three and nine months ended September 30, 2018 and 2017:
Table 12 - Summary of Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net Income	$33,015	$23,852	$91,688	$65,140
Diluted earnings per share	$1.20	$0.87	$3.32	$2.38
Return on average assets	1.57%	1.18%	1.49%	1.11%
Return on average equity	13.19%	10.18%	12.60%	9.65%
Net interest margin	3.94%	3.65%	3.87%	3.59%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the third quarter of 2018 was $76.4 million, representing an increase of $9.0 million, or 13.3%, when compared to the third quarter of 2017. Net interest income benefited from the Company's sustained asset sensitive position.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ending September 30, 2018 and 2017, respectively. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 13 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended September 30
	2018			2017
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$180,802	$916	2.01%	$132,327	$417	1.25%
Securities
Securities - trading	1,608	—	—%	1,299	—	—%
Securities - taxable investments	1,005,787	6,664	2.63%	908,560	5,642	2.46%
Securities - nontaxable investments (1)	1,992	18	3.58%	2,817	29	4.08%
Total securities	$1,009,387	$6,682	2.63%	$912,676	$5,671	2.47%
Loans held for sale	8,340	61	2.90%	5,766	33	2.27%
Loans (2)
Commercial and industrial	975,980	11,936	4.85%	868,358	9,173	4.19%
Commercial real estate (1)	3,144,613	37,048	4.67%	3,104,098	32,875	4.20%
Commercial construction	356,091	4,572	5.09%	365,143	4,177	4.54%
Small business	147,518	2,183	5.87%	130,275	1,828	5.57%
Total commercial	4,624,202	55,739	4.78%	4,467,874	48,053	4.27%
Residential real estate	792,154	7,959	3.99%	749,813	7,656	4.05%
Home equity	1,071,511	11,457	4.24%	1,046,894	10,081	3.82%
Total consumer real estate	1,863,665	19,416	4.13%	1,796,707	17,737	3.92%
Other consumer	13,040	244	7.42%	10,619	241	9.00%
Total loans	$6,500,907	$75,399	4.60%	$6,275,200	$66,031	4.17%
Total interest-earning assets	$7,699,436	$83,058	4.28%	$7,325,969	$72,152	3.91%
Cash and due from banks	106,273			100,228
Federal Home Loan Bank stock	13,107			12,734
Other assets	547,296			567,297
Total assets	$8,366,112			$8,006,228
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,654,157	$1,433	0.21%	$2,562,557	$992	0.15%
Money market	1,373,594	2,056	0.59%	1,309,457	1,171	0.35%
Time deposits	652,638	1,762	1.07%	611,080	1,168	0.76%
Total interest-bearing deposits	$4,680,389	$5,251	0.45%	$4,483,094	$3,331	0.29%
Borrowings
Federal Home Loan Bank borrowings	$50,770	$248	1.94%	$53,926	$302	2.22%
Customer repurchase agreements	148,575	75	0.20%	172,387	67	0.15%
Junior subordinated debentures	73,077	640	3.47%	73,070	578	3.14%
Subordinated debentures	34,711	427	4.88%	34,664	427	4.89%
Total borrowings	$307,133	$1,390	1.80%	$334,047	$1,374	1.63%

Total interest-bearing liabilities	$4,987,522	$6,641	0.53%	$4,817,141	$4,705	0.39%
Demand deposits	2,300,943			2,174,600
Other liabilities	84,442			84,782
Total liabilities	$7,372,907			$7,076,523
Stockholders' equity	993,205			929,705
Total liabilities and stockholders' equity	$8,366,112			$8,006,228
Net interest income (1)		$76,417			$67,447
Interest rate spread (3)			3.75%			3.52%
Net interest margin (4)			3.94%			3.65%
Supplemental information
Total deposits, including demand deposits	$6,981,332	$5,251		$6,657,694	$3,331
Cost of total deposits			0.30%			0.20%
Total funding liabilities, including demand deposits	$7,288,465	$6,641		$6,991,741	$4,705
Cost of total funding liabilities			0.36%			0.27%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $183,000 and $374,000 for the three months ended September 30, 2018 and 2017, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $2.0 million and $2.8 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $57.4 million and $69.3 million, for the three months ended September 30, 2018 and 2017, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 14 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Nine Months Ended September 30
	2018			2017
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$128,646	$1,768	1.84%	$103,437	$814	1.05%
Securities
Securities - trading	1,547	—	—%	1,198	—	—%
Securities - equity
Securities - taxable investments	988,885	19,381	2.62%	894,809	16,618	2.48%
Securities - nontaxable investments (1)	2,152	58	3.60%	3,462	109	4.21%
Total securities	$992,584	$19,439	2.62%	$899,469	$16,727	2.49%
Loans held for sale	5,291	110	2.78%	4,086	68	2.23%
Loans (2)
Commercial and industrial	933,163	32,667	4.68%	881,387	26,913	4.08%
Commercial real estate (1)	3,115,076	105,511	4.53%	3,054,336	94,057	4.12%
Commercial construction	390,061	14,499	4.97%	353,134	11,859	4.49%
Small business	139,523	6,053	5.80%	127,938	5,284	5.52%
Total commercial	4,577,823	158,730	4.64%	4,416,795	138,113	4.18%
Residential real estate	772,663	23,121	4.00%	699,793	20,779	3.97%
Home equity	1,061,280	32,492	4.09%	1,024,164	28,233	3.69%
Total consumer real estate	1,833,943	55,613	4.05%	1,723,957	49,012	3.80%
Other consumer	11,340	669	7.89%	10,828	722	8.91%
Total loans	$6,423,106	$215,012	4.48%	$6,151,580	$187,847	4.08%
Total interest-earning assets	$7,549,627	$236,329	4.19%	$7,158,572	$205,456	3.84%
Cash and due from banks	101,642			97,457
Federal Home Loan Bank stock	13,174			13,180
Other assets	546,276			553,129
Total assets	$8,210,719			$7,822,338
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,632,311	$3,819	0.19%	$2,536,954	$2,604	0.14%
Money market	1,357,488	5,087	0.50%	1,285,492	2,963	0.31%
Time deposits	646,055	4,867	1.01%	618,518	3,443	0.74%
Total interest-bearing deposits	$4,635,854	$13,773	0.40%	$4,440,964	$9,010	0.27%
Borrowings
Federal Home Loan Bank borrowings	$62,055	803	1.73%	$61,206	$1,123	2.45%
Customer repurchase agreements	149,174	205	0.18%	161,850	178	0.15%
Junior subordinated debentures	73,076	1,855	3.39%	73,074	1,697	3.10%
Subordinated debentures	34,699	1,282	4.94%	34,652	1,282	4.95%
Total borrowings	$319,004	$4,145	1.74%	$330,782	$4,280	1.73%
Total interest-bearing liabilities	$4,954,858	$17,918	0.48%	$4,771,746	$13,290	0.37%
Demand deposits	2,202,305			2,063,668

Other liabilities	80,964			84,063
Total liabilities	$7,238,127			$6,919,477
Stockholders' equity	972,592			902,861
Total liabilities and stockholders' equity	$8,210,719			$7,822,338
Net interest income (1)		$218,411			$192,166
Interest rate spread (3)			3.71%			3.47%
Net interest margin (4)			3.87%			3.59%
Supplemental information
Total deposit, including demand deposits	$6,838,159	$13,773		$6,504,632	$9,010
Cost of total deposits			0.27%			0.19%
Total funding liabilities, including demand deposits	$7,157,163	$17,918		$6,835,414	$13,290
Cost of total funding liabilities			0.33%			0.26%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $538,000 and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $2.2 million and $3.5 million and nontaxable industrial development bonds recorded within commercial real estate with average balances of $54.8 million and $71.1 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

The following table presents certain information on a FTE basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to: (1) changes in rate (change in rate multiplied by prior period volume), (2) changes in volume (change in volume multiplied by old rate), and (3) changes in volume/rate (change in volume multiplied by change in rate) which is allocated to the change due to rate column:
Table 15 - Volume Rate Analysis

	Three Months Ended September 30			Nine Months Ended September 30
	2018 Compared To 2017			2018 Compared To 2017
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$346	$153	$499	$756	$198	$954
Securities
Securities - taxable investments	418	604	1,022	1,016	1,747	2,763
Securities - nontaxable investments (1)	(3)	(8)	(11)	(10)	(41)	(51)
Total securities			1,011			2,712
Loans held for sale	13	15	28	22	20	42
Loans
Commercial and industrial	1,626	1,137	2,763	4,173	1,581	5,754
Commercial real estate (1)	3,744	429	4,173	9,584	1,870	11,454
Commercial construction	499	(104)	395	1,400	1,240	2,640
Small business	113	242	355	291	478	769
Total commercial			7,686			20,617
Residential real estate	(129)	432	303	178	2,164	2,342
Home equity	1,139	237	1,376	3,236	1,023	4,259
Total consumer real estate			1,679			6,601
Other consumer	(52)	55	3	(87)	34	(53)
Total loans (1)(2)			9,368			27,165
Total income of interest-earning assets			$10,906			$30,873
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$406	$35	$441	$1,117	$98	$1,215
Money market	828	57	885	1,958	166	2,124
Time certificates of deposits	515	79	594	1,271	153	1,424
Total interest bearing deposits			1,920			4,763
Borrowings
Federal Home Loan Bank borrowings	(36)	(18)	(54)	(336)	16	(320)
Customer repurchase agreements and other short-term borrowings	17	(9)	8	41	(14)	27
Junior subordinated debentures	62	—	62	158	—	158
Subordinated debentures	(1)	1	—	(2)	2	—
Total borrowings			16			(135)
Total expense of interest-bearing liabilities			1,936			4,628
Change in net interest income			$8,970			$26,245

(1)	The table above reflects income determined on a FTE basis. See footnote (1) to table 13 and 14 above for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses was $1.1 million and $3.6 million, for the three and nine months ended September 30, 2018, respectively, as compared to zero and $1.7 million for the comparable year-ago periods. The Company’s allowance for loan losses, as a percentage of total loans, was 0.97% at September 30, 2018, and 0.95% at both December 31, 2017 and September 30, 2017. The Company recorded net charge-offs of $397,000 and $983,000 for the three and nine months ended September 30, 2018, as compared to net recoveries of $231,000 and net charge-offs of $3.5 million for the three and nine months ended September 30, 2017, respectively.
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

In general, the national and local economies expanded at a moderate pace through much of the third quarter of 2018. A tight labor market persists in the New England market with higher-skilled workers in short supply; wage increases appear mixed in the region. Retailers reported generally favorable sales trends year-over-year, however some trepidation over looming tariffs and their effects on prices and sales remains in the marketplace. Median sales prices on residential real estate have continued to increase through the busy spring and summer seasons, owing to strong demand and a tight supply of housing. Commercial real estate markets remained relatively strong, although rising construction costs due to labor shortages and material price increases have begun to place some pressure on certain projects. Leasing activity for office space remained strong in the New England region with rents remaining stable or increasing slightly. The overall outlook for the near term remains positive for the New England region.

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 16 - Noninterest Income

	Three Months Ended
	September 30		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,658	$4,401	$257	5.84%
Interchange and ATM fees	4,947	4,525	422	9.33%
Investment management	6,564	5,967	597	10.01%
Mortgage banking income	1,222	1,338	(116)	(8.67)%
Gain on life insurance benefits	1,463	—	1,463	100.00%
Gain on sale of equity securities	4	12	(8)	(66.67)%
Increase in cash surrender value of life insurance policies	984	1,019	(35)	(3.43)%
Loan level derivative income	392	784	(392)	(50.00)%
Other noninterest income	3,030	2,724	306	11.23%
Total	$23,264	$20,770	$2,494	12.01%

	Nine Months Ended
	September 30		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Deposit account fees	$13,640	$13,337	$303	2.27%
Interchange and ATM fees	13,889	12,881	1,008	7.83%
Investment management	19,528	17,576	1,952	11.11%
Mortgage banking income	3,130	3,609	(479)	(13.27)%
Gain on life insurance benefits	1,463	—	1,463	100.00%
Increase in cash surrender value of life insurance policies	2,929	3,000	(71)	(2.37)%
Gain on sale of equity securities	6	19	(13)	(68.42)%
Loan level derivative income	1,547	2,727	(1,180)	(43.27)%
Other noninterest income	8,882	7,931	951	11.99%
Total	$65,014	$61,080	$3,934	6.44%

The primary reasons for the variances in the noninterest income category shown in the preceding tables include:
•Deposit account fees increased due to overall increased household accounts.

•	Interchange and ATM fees have increased, driven mainly by increased account activity and customer base.

•
Investment management income growth was driven primarily from growth in overall assets under administration, which were $3.6 billion as of September 30, 2018, an increase of $373.4 million, or 11.4%, compared to September 30, 2017.

•	Mortgage banking income decreased in the current year periods due to lower volume, driven in part by a greater percentage of originations being retained within the Company's loan portfolio.

•	The Company received proceeds on life insurance policies during the third quarter, resulting in a gain of $1.5 million.

•	Loan level derivative income decreased as a result of lower customer demand.

•	Other noninterest income increased due to higher rental income related to equipment leasing, merchant processing income and an increase in equity securities unrealized gains.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 17 - Noninterest Expense

	Three Months Ended
	September 30		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$31,095	$29,289	$1,806	6.17%
Occupancy and equipment expenses	6,310	6,085	225	3.70%
Data processing & facilities management	1,287	1,272	15	1.18%
FDIC assessment	725	673	52	7.73%
Advertising expense	1,395	1,359	36	2.65%
Consulting expense	1,128	937	191	20.38%
Debit card expense	755	992	(237)	(23.89)%
Legal fees	752	1,423	(671)	(47.15)%
Loss on sale of equity securities	—	1	(1)	(100.00)%
Merger and acquisition expenses	2,688	—	2,688	100.00%
Software maintenance	1,079	888	191	21.51%
Other noninterest expenses	8,225	8,391	(166)	(1.98)%
Total	$55,439	$51,310	$4,129	8.05%

	Nine Months Ended
	September 30		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$92,483	$86,267	$6,216	7.21%
Occupancy and equipment expenses	20,215	18,302	1,913	10.45%
Data processing & facilities management	3,837	3,732	105	2.81%
FDIC assessment	2,214	2,234	(20)	(0.90)%
Advertising expense	3,684	4,018	(334)	(8.31)%
Consulting expense	2,973	2,753	220	7.99%
Debit card expense	2,405	2,616	(211)	(8.07)%
Legal fees	2,084	2,074	10	0.48%
Loss on sale of equity securities	—	6	(6)	(100.00)%
Merger and acquisition expenses	3,122	3,393	(271)	(7.99)%
Software maintenance	3,048	2,714	334	12.31%
Other noninterest expenses	25,513	24,783	730	2.95%
Total	$161,578	$152,892	$8,686	5.68%

The primary reasons for the variances in the noninterest expense category shown in the preceding tables include:

•
The increase in salaries and employee benefits reflects overall increases in the employee base along with increases in expenses associated with merit and incentive programs, payroll taxes, medical insurance and post-retirement benefit costs.

•
Occupancy and equipment expense increases were attributable to rental expense depreciation on equipment associated with the Company's equipment leasing initiative, as well as increases in snow removal for the nine month periods.

• Advertising expenses fluctuate due to timing of various campaigns and strategic initiatives.
• Debit card expense decreased due to reduced network processing costs.

•	Legal fees decreased for the three month period due to loan work out costs associated with the bankruptcy of a large commercial customer in September of 2017.

•
Merger and acquisition expense in 2018 consists primarily of investment banker, legal, and professional fees associated with the pending acquisitions of MNB, which is anticipated to close in the fourth quarter of 2018, and BHB, which is anticipated to close in the first half of 2019. Merger and acquisition expense in 2017 is primarily related to compensation and severance agreements, as well as contract termination costs related to the Island Bancorp acquisition, which closed in the second quarter of 2017.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 18 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
	(Dollars in thousands)
Combined federal and state income tax provision	$9,969	$12,681	$26,046	$32,426
Effective income tax rate	23.19%	34.71%	22.12%	33.23%
Blended statutory tax rate	28.22%	40.86%	28.22%	40.86%

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

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2032, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $47.5 million, of which $45.5 million has been funded as of September 30, 2018. It is expected that the limited partnership investments will generate a net tax benefit of approximately $1.1 million for the full calendar year of 2018 and a total of $6.7 million over the remaining life of the investments from the combination of the tax credits and operating losses.
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
Strategic and Reputation Risk  Strategic and reputation risk represents the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, and failure to assess current and new opportunities and threats in business, markets, and products. Management seeks to mitigate strategic and reputational risk through annual strategic planning, frequent executive strategic reviews, ongoing competitive and technological observation, assessment processes of new product, new branch, and new business initiatives, adherence to ethical standards, a philosophy of customer advocacy, a structured process of customer complaint resolution, and ongoing reputational monitoring, crisis management planning, and management tools.
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
Based upon the net interest income simulation models, the company currently forecasts that the Bank’s assets re-price faster than the liabilities. As a result, the net interest income of the Bank will benefit as market rates increase. Conversely, if rates were to fall, the net interest margin of the Bank is expected to contract. The Company runs several scenarios to quantify and effectively assist in managing this position. These scenarios include instantaneous parallel shifts in market rates as well as gradual (12-24 months) shifts in market rates.

The results of all scenarios and the impact to net interest income are outlined in the table below:
Table 20 - Interest Rate Sensitivity

	September 30
	2018		2017
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(6.5)%	(7.0)%	(9.5)%	(12.4)%
+100	4.3%	9.4%	5.7%	9.1%
+200	8.0%	15.0%	11.1%	16.9%
+300	11.8%	21.0%	16.4%	24.7%
+400	15.6%	26.7%	21.8%	32.3%

Gradual rate shifts (basis points)
-100 over 12 months	(2.7)%	(5.7)%	(4.9)%	(11.2)%
+200 over 12 months	3.9%	13.7%	5.3%	14.9%
+400 over 24 months	3.9%	17.3%	5.3%	20.0%

Alternative scenarios
Flat up 200 basis points scenario	3.9%	12.9%	5.6%	14.9%

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

The most significant factors affecting market risk exposure of the Company’s net interest income during the nine months ended September 30, 2018 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate and LIBOR rates, and the interest rates being offered on long-term fixed rate loans.
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
The Company actively manages its liquidity position under the direction of the Asset-Liability Committee of the Bank ("ALCO"). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB less short-term liabilities relative to total assets, was within policy limits at September 30, 2018. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 21 - Sources of Liquidity

	September 30, 2018			December 31, 2017
	Outstanding	Additional Borrowing Capacity		Outstanding		Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston	$50,767	$985,424	(1)	$53,264		$954,789	(1)
Federal Reserve Bank of Boston	—	701,211	(2)	—		720,005	(2)
Unpledged Securities	—	463,980		—		375,155
Customer repurchase agreements	141,176	—	(3)	162,679		—	(3)
Junior subordinated debentures	73,078	—	(3)	73,073		—	(3)
Subordinated debt	34,717	—	(3)	34,682		—	(3)
Reciprocal deposits	51,738	—	(3)	—		—
Brokered deposits	6,000	—	(3)	54,541	(4)	—	(3)
	$357,476	$2,150,615		$378,239		$2,049,949

(1)
Loans with a carrying value of $1.5 billion at both September 30, 2018 and December 31, 2017 have been pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.

(2)
Loans with a carrying value of $1.2 billion at both September 30, 2018 and December 31, 2017 have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

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
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet financial instruments during the three months ended September 30, 2018, with the exception of the merger agreement entered into on September 20, 2018 for the BHB acquisition.
See Note 8, "Derivative and Hedging Activities" and Note 13, "Commitments and Contingencies" within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended September 30, 2018. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a complete table of contractual obligations, commitments and contingencies.

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
Changes in Internal Controls over Financial Reporting. There were no changes in the Company's internal controls over financial reporting that occurred during the third quarter of 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At September 30, 2018, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

The Company intends to incur debt to fund cash payments required in connection with the BHB merger.
The Company will be required to pay cash consideration in connection with the closing of the merger. Although the merger agreement does not include a financing contingency, the Company does not currently believe that it will have sufficient cash at closing at the holding company level to pay the cash portion of the merger consideration and other transaction costs and expenses required to complete the merger. Accordingly, the Company intends to issue debt in order to raise cash to complete the merger. If the Company is unable to issue debt on terms that are acceptable or at all, the Bank may have to pay a special dividend to the Company to supply the Company with the cash needed to complete the merger. However, any special dividend is subject to regulatory approval and the cash reserves and regulatory capital of the Bank may be materially adversely affected by the special cash dividend. The Company has not entered into any definitive agreement for debt financing, and its ability to obtain debt financing is subject to various factors, including market conditions, the Company’s operating performance and financial condition and third party credit ratings. The Company cannot assure you that we will be able to secure debt financing in a sufficient amount, on acceptable terms, in a timely manner or at all, and we further cannot assure you that in the event we is unable to secure debt financing, the Bank will receive regulatory approval to pay a special dividend to the Company.
The Company and the Bank will have over $10 billion in total consolidated assets as a result of the BHB merger, which will lead to increased regulation.
Upon consummation of the merger, and as of September 30, 2018 on a pro forma basis giving effect to the merger, the Company and the Bank will each have over $11 billion in total consolidated assets. Accordingly, the Company and the Bank will become subject to certain regulations that apply only to depository institution holding companies or depository institutions with total consolidated assets of $10 billion or more.
Debit card interchange fee restrictions set forth in Section 1075 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is known as the Durbin Amendment, as implemented by regulations of the Federal Reserve Board, cap the maximum debit interchange fee that a debit card issuer may receive per transaction at the sum of $0.21 plus five basis points. A debit card issuer that adopts certain fraud prevention procedures may charge an additional $0.01 per transaction. Debit card issuers with total consolidated assets of less than $10 billion, which currently includes the Bank and Blue Hills Bank, are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1st of the year following the calendar year in which the debit card issuer has total consolidated assets of $10 billion or more at calendar year-end. As a result, if the bank merger is consummated in 2019, the Bank will become subject to the interchange restrictions of the Durbin Amendment beginning July 1, 2020. the Company and the Bank are currently evaluating the financial impact of the Bank becoming subject to the Durbin Amendment.

In addition, an insured depository institution with total assets of $10 billion or more is subject to supervision, examination, and enforcement with respect to consumer protection laws by the Consumer Financial Protection Bureau, which we refer to as the CFPB. Under its current policies, the CFPB will assert jurisdiction in the first quarter after the call reports of merging insured depository institutions, on a combined basis, show total consolidated assets of $10 billion or more for four consecutive quarters, including quarters ended prior to the merger. As a result, the Company expects the Bank to become subject to CFPB supervision, examination and enforcement at the beginning of the quarter following consummation of the bank merger.
There are other regulatory requirements that apply to insured depository institution holding companies and insured depository institutions with total consolidated assets of $10 billion or more. These include, but are not limited to, (i) the establishment by publicly traded depository institution holding companies with $10 billion or more in assets of a risk committee responsible for oversight of enterprise-wide risk management practices that are commensurate with the entity’s structure, risk profile, complexity, activities and size and (ii) an institution with total consolidated assets of $10 billion or more no longer being entitled to benefit from the FDIC’s offset of the effect of the increase in the statutory minimum Deposit Insurance Fund reserve ratio to 1.35% from the former statutory minimum of 1.15% that is required for institutions with assets of less than $10 billion by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

In addition, Congress and/or regulatory agencies may impose new requirements or surcharges on these institutions in the future. The Economic Growth, Regulatory Reform, and Consumer Protection Act, which was enacted on May 24, 2018, includes provisions that, as they are implemented, relieve banking organizations with total consolidated assets of less than $10 billion (and that satisfy certain other conditions) from risk-based capital requirements, restrictions on proprietary trading and investment and sponsorship in hedge funds and private equity funds known as the Volcker Rule, and certain other regulatory requirements. Once the Company and the Bank have total consolidated assets of $10 billion or more, the Company and the Bank will no longer qualify for any of the foregoing relief.

There can be no assurance that the benefits of the merger will outweigh the regulatory costs resulting from the Company and the Bank having total consolidated assets of $10 billion or more.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2018:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
July 1 to July 31, 2018	—	$—	—	—
August 1 to August 31, 2018	—	$—	—	—
September 1 to September 30, 2018	2,604	$87.09	—	—
Total	2,604		—	—

(1)	Shares repurchased relate to the surrendering of shares in connection with the exercise and/or vesting of equity compensation grants to satisfy related tax withholding obligations.

(2)	The Company does not currently have a stock repurchase program or plan in place.

Item  3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Index

No.	Exhibit

2.1
Agreement and Plan of Merger dated September 20, 2018 by and among Independent Bank Corp., Rockland Trust Company, Blue Hills Bancorp, Inc., and Blue Hills Bank is incorporated by reference to Exhibit 2.1 to form 8-K filed on September 24, 2018.

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	Filed herewith

+	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

November 1, 2018	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

November 1, 2018	/s/ Robert D. Cozzone
Robert D. Cozzone Chief Financial Officer (Principal Financial Officer)