Form 10-K
period 2018-12-31
INDEPENDENT BANK CORP
filed 2019-02-28
CIK 776901

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes  ☒ No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer," “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

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

As of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2018 was approximately $2,113,770,437.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. February 25, 2019 - 28,121,819

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Portions of the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders are incorporated into Part III, Items 10-14 of this Form 10-K. The 2019 definitive proxy statement will be filed within 120 days of December 31, 2018.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under the “Risk Factors” section of this Annual Report on Form 10-K include, but are not limited to:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;

•	adverse changes or volatility in the local real estate market;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio including those related to one or more large commercial relationships;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	inability to raise capital on terms that are favorable;

•	additional regulatory oversight and additional costs associated with the Company's anticipated increase in assets to over $10 billion;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax expense, resulting from failure to comply with general tax laws, changes in tax laws, or failure to comply with requirements of the federal New Markets Tax Credit program;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	unexpected increased competition in the Company’s market area;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	a deterioration in the conditions of the securities markets;

•	a deterioration of the credit rating for U.S. long-term sovereign debt;

•	our inability to adapt to changes in information technology, including changes to industry accepted delivery models driven by a migration to the internet as a means of service delivery;

•	electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;

•	adverse changes in consumer spending and savings habits;

•	failure to consummate or a delay in consummating the acquisition of Blue Hills Bancorp, which is subject to certain standard conditions, including regulatory approval;

•	the inability to realize expected synergies from merger transactions in the amounts or in the timeframes anticipated;

•	inability to retain customers and employees, including those acquired in the MNB Bancorp and Blue Hills Bancorp, Inc. acquisitions;

•
the effect of laws and regulations regarding the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform and the Consumer Protection Act and regulatory uncertainty surrounding these laws and regulations;

•	changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to the Company’s business;

•	the impact of the U.S. Government shutdown;

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

PART I

ITEM 1. BUSINESS

General
Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. Rockland is a community-oriented commercial bank, and the community banking business is the Company’s only reportable operating segment. The community banking business is managed as a single strategic unit and derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings, and time deposits, and investment management. At December 31, 2018, the Company had total assets of $8.9 billion, total deposits of $7.4 billion, stockholders’ equity of $1.1 billion, and 1,188 full-time equivalent employees.
On September 20, 2018 the Company and Blue Hills Bancorp, Inc. (“Blue Hills Bancorp”), parent of Blue Hills Bank, signed a definitive merger agreement for the Company to acquire Blue Hills Bancorp and Rockland Trust to acquire Blue Hills Bank. The merger agreement provides that each Blue Hills Bancorp stockholder will receive 0.2308 of a share of the Company's common stock and $5.25 in cash for each share of Blue Hills Bancorp common stock. The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes and to provide a tax-free exchange for Blue Hills Bancorp stockholders for the Company common stock portion of the consideration they receive. The merger remains subject to regulatory approval and other customary closing conditions.
On November 16, 2018, the Company completed its acquisition of MNB Bancorp (MNB Bancorp) the parent company of The Milford National Bank and Trust Company, adding three full service bank branches in Worcester County, Massachusetts. The acquisition included the acquisition of $293.5 million in loans and the assumption of $278.2 million in deposits, each at fair value. The total deal consideration was $56.1 million and comprised of 25% cash and 75% stock consideration, which equates to 528,353 shares of the Company's common stock issued to MNB Bancorp shareholders valued at $42.5 million, and $13.6 million in cash, inclusive of cash in lieu of fractional shares.
The Company is currently the sponsor of Independent Capital Trust V, a Delaware statutory trust, Slade's Ferry Statutory Trust I, a Connecticut statutory trust, Central Bancorp Capital Trust I, a Delaware statutory trust, and Central Bancorp Statutory Trust II, a Connecticut statutory trust, each of which was formed to issue trust preferred securities. As a result of the MNB Bancorp acquisition, the Company became the sponsor of East Main Street Trust I, a Delaware statutory trust. Subsequent to year end, the Company redeemed all outstanding debentures issued by East Main Street Trust I and is in the process of dissolving the entity. These statutory trusts are not included in the Company's consolidated financial statements in accordance with the requirements of the consolidation topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
As of December 31, 2018, the Bank had the following corporate subsidiaries, all of which were wholly owned by the Bank and included in the Company’s consolidated financial statements:

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

•
Rockland MHEF Fund LLC, established as a wholly-owned subsidiary of Rockland Trust, created with Massachusetts Housing Equity Fund, Inc. as the third party nonmember manager and established to invest in certain low-income housing tax credit projects;

•	RTC LIHTC Investments LLC, established to invest primarily in Massachusetts-based low-income housing tax credit projects;

•	Rockland Trust Phoenix LLC, formed for the purpose of holding, maintaining, and disposing of certain foreclosed properties;

•	Bright Rock Capital Management LLC, which was established to act as a registered investment advisor under the Investment Advisors Act of 1940; and

•	Compass Exchange Advisors LLC, which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code.

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

Market Area and Competition
The Bank contends with considerable competition both in generating loans and attracting deposits. The Bank’s competition for generating loans is primarily from other commercial banks, savings banks, credit unions, mortgage banking companies, finance companies, online lenders or online banks, and other institutional lenders. Competitive factors considered for loan generation include interest rates, terms offered, loan fees charged, loan products offered, services provided, and geographic locations.
In attracting deposits, the Bank’s primary competitors are savings banks, commercial and co-operative banks, credit unions, internet banks, as well as other nonbank institutions that offer financial alternatives such as brokerage firms and insurance companies. Competitive factors considered in attracting and retaining deposits include deposit and investment products and their respective rates of return, brand awareness, liquidity, and risk, among other factors, such as convenient branch locations and hours of operation, personalized customer service, online and mobile access to accounts and automated teller machines.
The Bank’s market area is attractive and entry into the market by financial institutions previously not competing in the market area may continue to occur which could impact the Bank’s growth or profitability. The Bank’s market area is generally comprised of Eastern Massachusetts, including Greater Boston, the South Shore, Cape Cod and the Islands, as well as Worcester County and Rhode Island.

Lending Activities
The Bank’s gross loan portfolio (loans before allowance for loan losses) amounted to $6.9 billion on December 31, 2018, or 78.0% of total assets. The Bank classifies loans as commercial, consumer real estate, or other consumer. Commercial loans consist of commercial and industrial loans, asset-based loans, commercial real estate, commercial construction, and small business loans. Commercial and industrial loans generally consist of loans to customers with credit needs in excess of $250,000 and revenue in excess of $2.5 million, and are made for working capital and other business-related purposes and floor plan financing. Asset-based loans consist primarily of revolving lines of credit but also include term loans. Asset-based revolving lines of credit are typically structured as committed lines with terms of three to five years, have variable rates of interest, and are collateralized by accounts receivable and inventory. Asset-based term loans are typically secured by owner occupied commercial real estate and machinery and equipment. Commercial real estate loans are comprised of commercial mortgages, including mortgages for construction purposes that are secured by nonresidential properties, multifamily properties, or one-to-four family rental properties. Small business loans, including real estate loans, generally consist of loans to businesses with commercial credit needs of less than or equal to $250,000 and revenues of less than $2.5 million. Consumer real estate consists of residential mortgages and home equity loans and lines of credit that are secured primarily by owner-occupied residences and mortgages for the construction of residential properties. Other consumer loans are mainly personal loans.
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
Origination and Sale of Loans    Commercial and industrial, asset-based, commercial real estate, and construction loan applications are obtained through existing customers, solicitation by Bank personnel, referrals from current or past customers, or walk-in customers. Small business loan applications are typically originated by the Bank’s retail staff, through a dedicated team of business officers, by referrals from other areas of the Bank, by referrals from current or past customers, or through walk-in customers. Consumer loan applications primarily result from referrals by real estate brokers, branch referrals, homebuilders, advertising, direct mail, and existing or walk-in customers who have been made aware of the Bank’s consumer loan services through advertising, direct mail, and other media.
Loans are approved based upon a hierarchy of authority, predicated upon the size of the loan. Levels within the hierarchy of lending authorities range from individual lenders to the Executive Committee of the Board of Directors. In accordance with governing banking statutes, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $225.2 million, at December 31, 2018, which is the Bank’s legal lending limit. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $168.9 million, at December 31, 2018, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s self-imposed restrictive limit. The Bank’s largest relationship as of December 31, 2018 consisted of 53 loans with an aggregate exposure of $88.6 million.
The Bank’s residential mortgage loans are originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Currently, the Bank sells the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. In the past, the Bank may have opted to sell loans and retain the servicing. In these instances, a mortgage servicing rights asset would have been recognized. As part of its asset/liability management strategy, the Bank may opt to retain certain adjustable rate and fixed rate residential real estate loan originations for its portfolio. During 2018, the Bank originated $372.6 million in residential real estate loans of which $182.4 million were retained in its portfolio.
Participation Loans From time to time, the Bank may purchase or sell participating interests in commercial loans to reposition its loan portfolio with the objectives of diversifying credit risk, growing earning assets and/or increasing liquidity. The Bank’s approach to underwriting and approving participation loans, both purchased and sold, is consistent with its underwriting and approval policies and procedures for non-participated loans originated by the Bank. For participation loans purchased by the Bank, prior to deciding to purchase a participating interest in the loan, the Bank completes its own credit analysis that is independent of the lead or agent bank’s analysis of the offering. For loans originated by the Bank where it sells participating interests, the Bank will generally retain the lead servicing position for the loan. As of December 31, 2018, the unamortized balance of participation loans purchased was $491.7 million, while the sold portion of the unamortized balance of participation loans originated and sold totaled $137.6 million.

Loan Portfolio    The following table shows the balance of the loans, the percentage of the gross loan portfolio, and the percentage of total interest income that the loans generated, by category, for the fiscal years indicated:

	As of	% of Total Loans	% of Total Interest Income Generated For the Years Ended December 31,
	December 31, 2018		2018	2017	2016
	(Dollars in thousands)
Commercial	$4,874,718	70.6%	67.1%	67.0%	66.8%
Consumer real estate	2,015,378	29.2%	23.6%	24.0%	23.7%
Other consumer	16,098	0.2%	0.3%	0.3%	0.5%
Total	$6,906,194	100.0%	91.0%	91.3%	91.0%
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
The following pie chart shows the diversification of the commercial and industrial portfolio as of December 31, 2018:

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average loan size	$275
Largest individual commercial and industrial loan outstanding	$24,275
Commercial and industrial nonperforming loans/commercial and industrial loans	2.41%
Commercial and industrial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial term loans have fixed rates of interest and are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principal owners of the borrower for its commercial loans. At December 31, 2018, there were $371.6 million of term loans in the commercial and industrial loan portfolio.

Collateral for commercial and industrial revolving lines of credit, including asset based lines, may consist of accounts receivable, inventory, or both, as well as other business assets. Commercial revolving lines of credit and asset based lines generally are reviewed on an annual basis and usually require either a borrowing base formula or substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2018, there were $722.0 million of revolving lines of credit in the commercial and industrial loan portfolio.
Also included in the commercial and industrial portfolio are automobile and, to a lesser extent, boat, recreational vehicle, and other vehicle floor plan financing. Floor plan loans are secured by the automobiles, boats, or other vehicles, which constitute the dealer’s inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer’s inventory for an extended period, the Bank requires the dealer to pay-down the outstanding balance associated with such unit. Contractors hired by the Bank make unannounced periodic inspections of each dealer to review the condition of the underlying collateral and ensure that each unit that the Company has financed is accounted for. At December 31, 2018, there were $93.0 million in floor plan loans, all of which have variable rates of interest.
Small business lending caters to all of the banking needs of businesses with commercial credit requirements and revenues typically less than or equal to $250,000 and $2.5 million, respectively, and uses partially automated loan underwriting capabilities. Additionally, the Company makes use of the Bank’s authority as a preferred lender with the U.S. Small Business Administration (“SBA”). At December 31, 2018, there were $30.8 million of SBA guaranteed loans in the commercial and industrial and commercial real estate loan categories, and $12.8 million of SBA guaranteed loans in the small business loan category.
The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration. The Bank believes this portfolio is well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums.

The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2018:

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$858
Largest individual commercial real estate mortgage outstanding	$29,000
Commercial real estate nonperforming loans/commercial real estate loans	0.09%
Owner occupied commercial real estate loans/commercial real estate loans	16.2%
Although terms vary, commercial real estate loans typically are underwritten with maturities of five to ten years. These loans generally have amortization periods of 20 to 25 years, with interest rates that float in accordance with a designated index or that are fixed during the origination process. For loans with terms greater than five years, with certain exceptions, interest rates may be fixed for no longer than five years and are reset typically on the fifth anniversary of the loan. It is the Bank’s practice to obtain personal guarantees from the principals of the borrower on commercial real estate loans and to obtain financial statements at least annually from all actively managed commercial and multi-family borrowers.
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
Also included in the commercial real estate portfolio are industrial developmental bonds. The Bank owns certain bonds issued by various state agencies, municipalities and nonprofit organizations that it categorizes as loans. This categorization is made on the basis that another entity (i.e. the Bank’s customer), not the issuing agency, is responsible for the payment to the Bank of the principal and interest on the debt. Furthermore, credit underwriting is based solely on the credit of the customer (and guarantors, if any), the banking relationship is with the customer and not the agency, there is no active secondary market for the bonds, and the bonds are not available for sale, but are intended to be held by the Bank until maturity. Therefore, the Bank believes that such bonds are more appropriately characterized as loans, rather than securities. At December 31, 2018, the balance of industrial development bonds was $77.0 million.
Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing properties. Nonpermanent construction loans generally have terms of at least six months, but not more than two years. They usually do not provide for amortization of the loan balance during the construction term. The majority of the Bank’s commercial construction loans have floating rates of interest. At December 31, 2018, the commercial construction portfolio amounted to $365.2 million.
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
Home equity loans and lines may be made as fixed rate term loans or under variable rate revolving lines of credit secured by a first or second mortgage on the borrower’s residence or second home. At December 31, 2018, 59.9% of the home equity portfolio was in first lien position and 40.1% of the portfolio was in a subordinate position. At December 31, 2018, $415.6 million, or 38.1%, of the home equity portfolio was comprised of term loans and $676.5 million, or 61.9%, of the home equity portfolio was comprised of revolving lines of credit. The Bank will typically originate home equity loans and lines in an amount up to 80% of the appraised value or on-line valuation, reduced for any loans outstanding that are secured by such collateral. Home equity loans and lines are underwritten in accordance with the Bank’s loan policy, which includes a combination of credit history, loan-to-value (“LTV”) ratio, employment history and debt-to-income ratio.
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
Other Consumer Loans    Consumer loans primarily consist of investment management secured lines of credit, installment loans and overdraft protection.

Investment Activities
The Bank’s securities portfolio primarily consists of U.S. Government agency securities, agency mortgage-backed securities, agency collateralized mortgage obligations, and small business administration pooled securities. Also included in the Company's security portfolio are trading and equity securities related to certain employee benefit programs. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. Government Agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than noninsured or nonguaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy ("Investment Policy") approved by the Board of Directors. Two members of the Asset-Liability Committee of the Bank ("ALCO"), one of whom must be the Chief Executive Officer or the Chief Financial Officer, must approve purchases or sales, between meetings. These purchases are subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s ALCO, or its appointee, is required to evaluate any purchase from the standpoint of overall diversification of the portfolio. At December 31, 2018, the Company's securities totaled $1.1 billion, and generated interest and dividends of 8.2%, 8.1%, and 8.5% of total interest income for the fiscal years ended December 31, 2018, 2017, and 2016, respectively. The Company reviews its security portfolio for impairment and to evaluate collection of principal and interest. If any securities are deferring interest payments, as they may be contractually entitled to do, the Company would place these securities on nonaccrual status and reverse any accrued but uncollected interest.

Sources of Funds
Deposits    At December 31, 2018, total deposits were $7.4 billion. Deposits obtained through the Bank’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from consumers, businesses, and municipalities. The Bank offers a range of demand deposits, interest checking, money market accounts, savings accounts, and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, its electronic banking options, and its interest rates, all of which are generally competitive with those of competing financial institutions. Additionally, the Bank has a municipal banking department that focuses on providing core depository services to local municipalities. Municipal deposits totaled $545.0 million as of December 31, 2018.
The Company also participates in the Promontory Interfinancial Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market and amounted to $180.5 million and $48.5 million, at December 31, 2018 and December 31, 2017, respectively, including approximately $141.2 million of funds transfered from the Company's discontinued customer repurchase agreements. During the second quarter of 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act ("EGRRCPA") was promulgated and determined that reciprocal deposits, such as those acquired through the Promontory Interfinancial Network, were no longer to be treated as brokered deposits. Accordingly, these amounts are no longer included in the total brokered amounts reported by the Company.
    In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the Promontory Interfinancial Network, which amounted to $6.0 million at both December 31, 2018 and December 31, 2017.
Rockland Trust’s eighty-nine branch locations are supplemented by the Bank’s internet and mobile banking services as well as automated teller machine (“ATM”) cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and eleven additional remote ATM locations. The ATM cards and debit cards also allow customers access to a variety of national and international ATM networks. The Bank's mobile banking services give customers the ability to use a variety of mobile devices to check balances, track account activity, pay bills, search transactions, and set up alerts for text or e-mail messages for changes in their account. Customers can also transfer funds between Rockland Trust accounts, deposit checks into their account, and identify the nearest branch or ATM directly from their mobile device.
Borrowings    As of December 31, 2018, total borrowings were $258.7 million. Borrowings consist of short-term and long-term obligations and may consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, securities sold under repurchase agreements, and junior subordinated debentures.
Rockland is a member of the FHLB of Boston. The primary reason for FHLB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage liquidity and interest rate risk. As a member of the

FHLB of Boston, the Bank is required to purchase stock in the FHLB. Accordingly, the Company had invested $15.7 million in FHLB stock and had $147.8 million outstanding in FHLB borrowings with original maturities ranging from less than 3 months to 20 years at December 31, 2018. In addition, the Bank had $953.5 million of borrowing capacity remaining with the FHLB at December 31, 2018, inclusive of a $5.0 million line of credit.
Also included in borrowings at December 31, 2018 were $76.2 million of junior subordinated debentures, which are inclusive of unamortized fair value marks associated with previous acquisitions and net of unamortized issuance costs. Total borrowings also includes $34.7 million of subordinated debt, net of unamortized issuance costs. These instruments provide long-term funding as well as regulatory capital benefits.
The Company also has access to other forms of borrowing, such as securities repurchase agreements. In a security repurchase agreement transaction, the Bank will generally sell a security, agreeing to repurchase either the same or a substantially identical security on a specified later date, at a price greater than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement, the Bank is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this risk, the Bank either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Bank’s safekeeping agents. As of December 31, 2018, the Bank discontinued its customer repurchase sweep product and had no repurchase agreements with investment brokerage firms.
See Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.

Investment Management
The Rockland Trust Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions throughout the Bank's geographical footprint.
Accounts maintained by the Rockland Trust Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2018, the Investment Management Group generated gross fee revenues of $23.4 million. Total assets under administration as of December 31, 2018 were $3.6 billion, of which $3.3 billion was related to managed accounts. Included in these amounts as of December 31, 2018 were assets under administration of $268.0 million, relating to the Company's registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to both institutional and high net worth clients.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.
The Bank has an agreement with LPL Financial (“LPL”) and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients. For the year ended December 31, 2018, the retail investments and insurance group generated gross fee revenues of $2.7 million.

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
General    The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), and as such is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Rockland Trust is subject to regulation and examination by the Commissioner of Banks of the Commonwealth of Massachusetts (the “Commissioner”) and the FDIC.

The Bank Holding Company Act    The BHCA prohibits the Company from acquiring direct or indirect ownership or control of 5% or more of any class of voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve. The BHCA also prohibits the Company from, with certain exceptions, acquiring 5% or more of any class of voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks.
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
Financial Services Modernization Legislation    The Gramm-Leach-Bliley Act of 1999, as amended (“GLB”), repealed provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.
In addition, the GLB preempts any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law has been to establish a comprehensive framework permitting affiliations among commercial banks, insurance companies, securities firms and other financial service providers, by revising and expanding the BHCA framework to permit a holding company to engage in a full range of financial activities through an entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.
Because the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry has experienced further consolidation, which has increased the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company.
Interstate Banking    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Riegle-Neal Amendments Act of 1997, as amended (the “Interstate Banking Act”), permits bank holding companies to acquire banks in states other than their home state without regard to state laws that previously restricted or prohibited such acquisitions except for any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state. The Interstate Banking Act also facilitates the operation by state-chartered banks of branch networks across state lines.
Pursuant to Massachusetts law, no approval to acquire a banking institution, acquire additional shares in a banking institution, acquire substantially all the assets of a banking institution, or merge or consolidate with another bank holding company, may be given if the bank being acquired has been in existence for a period less than three years or, as a result of an acquisition, merger or consolidation, the bank holding company would control in excess of 30% of the total deposits of all state and federally chartered banks in Massachusetts, unless waived by the Commissioner. With the prior written approval of the Commissioner, Massachusetts also permits the establishment of de novo branches in Massachusetts to the full extent permitted by the Interstate Banking Act, provided the laws of the home state of such out-of-state bank expressly authorize, under conditions no more restrictive than those of Massachusetts, Massachusetts’ banks to establish and operate de novo branches in such state.
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

Under the Rules, the minimum capital ratios for the Company and the Bank are as follows:

• 4.5% Common Equity Tier 1 ("CET1") to risk-weighted assets.
• 6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.
• 8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.
• 4.0% Tier 1 leverage capital ratio.

Fully phased in as of January 1, 2019, the Rules also require the Company and the Bank to maintain a “capital conservation buffer” in an amount greater than 2.5%, composed entirely of CET1, on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that meet the minimum capital requirements of 4.5%, 6.0% and 8.0% for CET1, Tier 1 and Total capital, respectively, but fall below the capital conservation buffer, will face constraints on capital distributions and discretionary bonus payments to executive officers based on the amount of the shortfall. The capital conservation buffer effectively increases the minimum CET1 capital ratio to 7.0%, the minimum Tier 1 risk-based capital ratio to 8.5%, and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers. As of January 1, 2019, the Company and the Bank maintained the required capital conservation buffer of 2.5%.

The Rules provided for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. In addition, the effects of certain accumulated other comprehensive items are not excluded; however, certain banking organizations could make a one-time permanent election to continue to exclude these items effective as of January 1, 2015. The Company and the Bank each made such an election.

The deductions and other adjustments to CET1 were previously scheduled to be phased in incrementally between January 1, 2015 and January 1, 2018. In November 2017, banking regulations provided that the phase-in of certain of these adjustments for non-advanced approaches organizations such as the Bank was frozen.

With respect to the Bank, the Rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) requiring a leverage ratio of 5% to be well-capitalized (as compared to the previously required leverage ratio of 3 or 4%). The Rules did not change the total risk-based capital requirement for any “prompt corrective action” category. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions under the Rules will exceed the ratios to be considered well-capitalized under the "prompt corrective action" regulations.

The Rules prescribed a standardized approach for calculating risk-weighted assets.

The revised minimum capital levels under the Rules are set forth below:

	Bank						Holding Company
	Total Risk-Based Ratio		Tier 1 Risk-Based Ratio		Common Equity Tier 1 Capital	Tier 1 Leverage Capital Ratio	Total Risk-Based Ratio		Tier 1 Risk-Based Ratio		Common Equity Tier 1 Capital	Tier 1 Leverage Capital Ratio
Category
Well capitalized	> 10%	and	> 8%	and	> 6.5%	> 5%	n/a		n/a		> 6.5%	n/a
Adequately capitalized	> 8%	and	> 6%	and	> 4.5%	> 4%	> 8%	and	> 6%	and	> 4.5%	> 4%
Undercapitalized	< 8%	or	< 6%	or	< 4.5%	< 4%	< 8%	or	< 6%	or	n/a	< 4%
Significantly undercapitalized	< 6%	or	< 4%	or	< 3%	< 3%	n/a		n/a		n/a	n/a
The Company is currently in compliance with the above-described regulatory capital requirements. See Note 20, “Regulatory Matters” within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information.

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
Limitations on Acquisitions of Common Stock    The federal Change in Bank Control Act, as amended (“CBCA”) prohibits a person or group of persons from acquiring control of a bank holding company or bank unless the appropriate federal bank regulator has been given 60 days prior written notice of such proposed acquisition and, within that time period, such regulator has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. The acquisition of 25% or more of any class of voting securities constitutes the acquisition of control under the CBCA. In addition, under a rebuttal presumption established under the CBCA regulations, the acquisition of 10% or more of a class of voting stock of a bank holding company or a FDIC insured bank, with a class of securities registered under or subject to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, would, under the circumstances set forth in the presumption, constitute the acquisition of control.
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
FDIC Deposit Insurance    The Bank's deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund, which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000.

The Bank is currently assessed a deposit insurance charge from the FDIC based upon the Bank's overall assessment base multiplied by an assessment rate, determined in part from five established risk categories. The Bank's assessment base is defined as average consolidated total assets minus average tangible equity, adjusted for the impact of the risk category factors. During 2018, the Company expensed $2.8 million related to this assessment.
Community Reinvestment Act (“CRA”)    Pursuant to the CRA and similar provisions of Massachusetts law, regulatory authorities review the performance of the Company and the Bank in meeting the credit needs of the communities served by the Bank. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of new branches, branch relocations, the engagement in certain additional financial activities under the GLBA, and acquisitions of banks and bank holding companies. The FDIC and the Massachusetts Division of Banks have assigned the Bank a CRA rating of 'Satisfactory' as of the latest examination.
Bank Secrecy Act    The Bank Secrecy Act requires financial institutions to monitor account activity, keep records and file reports that are determined to have a high degree of usefulness in criminal, tax and regulatory matters, and to implement anti-money laundering programs and compliance procedures.
USA Patriot Act of 2001    The Patriot Act strengthens U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.
Office of Foreign Assets Control Regulation    The U.S. Treasury Department’s OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. The Company and the Bank are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Sarbanes-Oxley Act of 2002    The Sarbanes-Oxley Act of 2002, as amended (“SOX”), implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at public companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. Among other things, SOX and/or its implementing regulations have established new membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its external auditors (including restrictions on the types of non-audit services the external auditors may provide), imposed additional responsibilities for the external financial statements on the Chief Executive Officer and Chief Financial Officer, expanded the disclosure requirements for corporate insiders, required management to evaluate disclosure controls and procedures, as well as internal control over financial reporting, and required the auditors to issue a report on the Company's internal control over financial reporting.
Regulation W    Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules, but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank and its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

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

Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates.
New Markets Tax Credit Program    The New Markets Tax Credit Program was created in December 2000 under federal law to provide federal tax incentives to induce private-sector, market-driven investment in businesses and real estate development projects located in low-income urban and rural communities across the nation. The New Markets Tax Credit Program is part of the United States Department of the Treasury Community Development Financial Institutions Fund. The New Markets Tax Credit Program enables investors to acquire federal tax credits by making equity investments for a period of at least seven years in qualified community development entities, which have been awarded tax credit allocation authority by, and entered into an allocation agreement with, the United States Treasury. Community development entities must use equity investments to make loans to, or other investments in, qualified businesses and individuals in low-income communities in accordance with New Markets Tax Credit Program criteria. Investors receive an overall tax credit equal to 39% of their total equity investment, credited at a rate of 5% in each of the first 3 years and 6% in each of the final 4 years. More information on the New Markets Tax Credit Program may be obtained at www.cdfifund.gov. (The Company has included the web address only as inactive textual references and does not intend it to be an active link to the New Markets Tax Credit Program's website.) For further details about the Bank’s New Markets Tax Credit Program, see the paragraph entitled “Income Taxes” included in Item 7 below.
Dodd-Frank Wall Street Reform and Consumer Protection Act    During 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This significant law affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.
Key provisions of the Dodd-Frank Act are as follows:

•	eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.

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

•
broadened the scope of derivative instruments, and the Company is subject to increased regulation of its derivative business, including record-keeping, reporting requirements, and heightened supervision.

•
created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. If and when the Bank exceeds $10 billion in assets, it will become subject to supervision by the CFPB. Until such time, the Bank, and other banks and savings institutions with $10 billion or less in assets, will continue to be examined for compliance with consumer laws by their primary bank regulators. The Bank anticipates that it will cross the $10 billion threshold upon the closing of the merger of Blue Hills Bank with and into the Bank and will thus become subject to regulation by the CFPB.

•	debit card and interchange fees must be reasonable and proportional to the issuer’s cost for processing the transaction.
Under the Durbin Amendment contained in the Dodd-Frank Act, the Federal Reserve adopted rules that apply to banks with more than $10 billion in assets, which established a maximum permissible interchange fee equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. If and when the Bank exceeds $10 billion in assets, it will become subject to the interchange fee cap. The Bank anticipates that it will cross the $10 billion threshold upon the closing of the merger of Blue Hills Bank with and into the Bank and will thus become subject to the interchange fee cap.
On May 24, 2018, the EGRRCPA was signed into law, making certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulations. While the EGRRCPA eased some regulatory obligations imposed by the Dodd-Frank Act, including the requirement to conduct stress testing if and when the Company exceeds the $10 billion asset threshold, it had minimal impact on the Company’s operations.
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

In June 2010, the Federal Reserve, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Volcker Rule On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the CFTC and the SEC (collectively, the “Volcker Rule Agencies”) issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act. The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. The Company has no investments that met the definition of Covered Funds under the foregoing rules.

In addition, The EGRRCPA exempts from the Volcker Rule all banks with (i) total assets less than $10 billion, and (ii) trading assets and liabilities that comprise no more than 5% of total assets. The Bank anticipates that it will cross the $10 billion threshold upon the closing of the merger of Blue Hills Bank with and into the Bank and will thus become subject to the Volcker Rule. In mid-2018, the Volcker Rule Agencies proposed new rules modifying certain aspects of the Volcker Rule, including the establishment of a new tiered compliance regime (based on the size of a bank’s trading assets and liabilities) and changes to the proprietary trading rules and Covered Funds rules, among other things. These proposed new rules have not been adopted yet.

Consumer Protection Regulations The Bank is subject to federal consumer protection statutes and regulations, including, but not limited to the following:

•	Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide certain information about home mortgage and refinanced loans;

•	Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, sex, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act and Regulation V, governing the provision of consumer information to credit reporting agencies and the use of consumer information; and

•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies.

The Bank’s deposit operations are also subject to the following federal statutes and regulations, among others:

•	The Truth in Savings Act and Regulation DD, which requires disclosure of deposit terms to consumers;

•	Regulation CC, which relates to the availability of deposit funds to consumers;

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

Many of the foregoing laws and regulations are subject to change resulting from provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations, such as the amendments described above in the discussion on the Dodd-Frank Act.
Regulation E    Federal Reserve Regulation E governs electronic fund transfers and provides a basic framework that establishes the rights, liabilities, and responsibilities of participants in electronic fund transfer systems such as automated teller machine transfers, telephone bill-payment services, point-of-sale terminal transfers in stores, and preauthorized transfers from or to a consumer’s account (such as direct deposit and social security payments). The term “electronic fund transfer” generally refers to a transaction initiated through an electronic terminal, telephone, computer, or magnetic tape that instructs a financial institution either to credit or to debit a consumer’s asset account. Regulation E describes the disclosures that financial institutions are required to make to consumers who engage in electronic fund transfers and generally limits a consumer’s liability for unauthorized electronic fund transfers, such as those arising from loss or theft of an access device, to $50 for consumers who notify their bank in a timely manner.
London Interbank Offered Rate    Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate (“LIBOR”) based on observable market transactions because of the probable phase-out of LIBOR. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. Although the full impact of a transition, including the potential or actual discontinuance of LIBOR publication, remains unclear, this change may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in the Company’s financial assets and liabilities. A transition away from LIBOR may also require extensive changes to the contracts that govern these LIBOR-based products, as well as the Company’s systems and processes.
Employees    As of December 31, 2018, the Bank had 1,188 full-time equivalent employees. None of the Company’s employees are represented by a labor union and management considers its relationship with employees to be good.

Statistical Disclosure by Bank Holding Companies
The statistical disclosure relating to Independent Bank Corp. required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," is included in the section of Independent Bank Corp.'s 2018 SEC Form 10-K captioned, Selected Financial Data in Item 6 hereof , Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof, if applicable.

Available Information
Under Section 13 and 15(d) of the Securities Exchange Act of 1934 the Company must file periodic and current reports with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all reports filed electronically may be accessed. Additionally, the Company’s SEC filings and additional shareholder information are available free of charge on the Company’s website: www.RocklandTrust.com (within the Investor Relations section). Information contained on the Company’s website and the SEC website is not incorporated by reference into this Form 10-K. (The Company has included its web address and the SEC website address only as inactive textual references and does not intend them to be active links to the Company's website or the SEC website.) The Company’s Code of Ethics and other Corporate Governance documents are also available on the Company’s website in the Investor Relations section of the website.

ITEM 1A. RISK FACTORS
Changes in interest rates and other factors could adversely impact the Company’s financial condition and results of operations.    The Company’s ability to make a profit, like that of most financial institutions, substantially depends upon its net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. However, certain assets and liabilities may react differently to changes in market interest rates. Further, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag behind. Additionally, some assets such as adjustable-rate mortgages have features, such as rate caps and floors, which restrict changes in applicable interest rates. The Federal Reserve acted to increase interest rates four times in 2018 and may act to implement additional rate increases in the coming year.
Factors such as inflation, recession, unemployment, money supply, global disorder, instability in domestic and foreign financial markets, political uncertainty, and other factors beyond the Company’s control, may affect interest rates. Changes in market interest rates also affect the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, which can impact the expected timing of receipt of proceeds. Particularly in a decreasing interest rate environment, prepayments may result in proceeds having to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid.
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
If the Company experiences loan losses at a level higher than anticipated in the Company's models, its earnings could materially decrease.    The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment or cover losses. If loan customers fail to repay loans according to the terms of the loans, the Company may experience significant credit losses that could have a material adverse effect on its operating results and capital ratios. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of borrowers, the value of the real estate and other assets serving as collateral for the repayment of loans, and the enforceability of its loan documents. In determining the amount of the allowance for loan losses, the Company, in addition to assessing the collectability of its loan portfolio, relies on experience and evaluation of economic conditions. If the assumptions underlying the determination of its allowance for loan losses prove to be incorrect, the current allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio and an adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. A problem with one or more loans could require the Company to significantly increase the level of its allowance for loan losses. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require it to increase its allowance for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease the Company’s net income.
A significant amount of the Company’s loans are concentrated in the Bank’s geographic footprint and adverse conditions in this geographic footprint could negatively impact its results of operations.    Substantially all of the loans the Company originates are secured by properties located in, or are made to businesses that operate in, Massachusetts and, to a lesser extent, Rhode Island. Because of the current concentration of the Company’s loan origination activities in its geographic footprint, in the event of adverse economic conditions impacting the region (including, but not limited to, increased unemployment, downward pressure on the value of residential or commercial real estate, or political or business developments that may affect the ability of property owners and businesses to make payments of principal and interest on the underlying loans in the Bank’s geographic footprint), the Company would likely experience higher rates of loss and delinquency on its loans than if its loan portfolio were more geographically diversified, which could have an adverse effect on the Company's results of operations or financial condition.
A significant portion of the Company’s loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect the Company’s asset quality and the profitability of loans secured by real property and increase the number of defaults and the level of losses within the Company’s loan portfolio. The real estate collateral securing the Company's loans provides an alternate source of repayment in the event of default by the borrower. Should real estate values deteriorate during the time the credit is extended, the Company is potentially exposed to greater losses. A downturn in the real estate market in the Company’s primary market areas could result in an increase in the number of borrowers who default on loans and a reduction in the value of the collateral securing loans, which in turn could have an adverse effect on the Company’s profitability and asset quality. Further if the Company is required to liquidate collateral securing a loan to satisfy the related debt during a period of reduced real estate values, the Company may experience higher loan losses than expected and its earnings and shareholders’ equity could be adversely affected. Any declines in real estate prices in the Company’s primary markets may also result in increases in delinquencies and losses in its loan portfolios. Unanticipated decreases in real estate prices coupled with a prolonged economic downturn and elevated levels of unemployment could drive loan losses beyond the level provided for in the Company’s allowance for loan losses. If this occurs, the Company’s earnings could be adversely affected.
The Company operates in a highly regulated environment and may be adversely impacted by changes in law, regulations, and accounting policies.    The Company is subject to extensive regulation, supervision and examination. See “Regulation” in Item 1 hereof, Business. Any change in the laws or regulations or failure by the Company to comply with applicable law and regulation, or a change in regulators’ supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve, other state or federal regulators, the United States Congress, or the Massachusetts legislature could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows. Changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters, could also impact the Company’s financial results.
The impact of changes to the Internal Revenue Code or federal, state or local taxes may adversely affect the Company’s financial results or business.  The Company is subject to changes in tax law that could impact the Company's effective tax rate.  Tax law changes may or may not be retroactive to previous periods and could negatively affect the current and future financial performance of the Company.  The full impact of the Tax Cuts and Jobs Act (the "Tax Act") which was enacted in 2017 will be subject to interpretations and assumptions made by the Company, further guidance or regulations that may be promulgated, and other actions that the Company may take as a result of the Tax Act.  The Company's customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act and those effects, whether positive or negative, may have a corresponding impact on the Company's business and the economy as a whole.  Some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. In addition, certain limitations on the federal income tax deductibility of business interest expense for certain customers could effectively increase the cost of borrowing and make equity or hybrid funding relatively more attractive, which could have a long-term negative impact on the Company's lending volume.
Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect the Company’s business, financial condition, or results of operations.  On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. Some of the Company’s assets and liabilities are indexed to LIBOR. The Company is evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but is not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on the Company’s business, financial condition, or results of operations.
The Company has strong competition within its market area which may constrain the Company’s ability to grow and achieve profitability.    The Company faces significant competition both in attracting deposits and in the origination of loans. See “Market Area and Competition” in Item 1 hereof, Business. Mergers and acquisitions of financial institutions within the Company’s market area may occur, which could add more competitive pressure as the Company would be competing with the resultant larger financial institutions with greater financial resources on a combined basis. Additionally, the Company's market share and income may be adversely affected by its inability to successfully compete against larger and more diverse financial service providers. If the Company is unable to compete effectively, it may lose market share or fail to maintain its market share, and income generated from loans, deposits, and other financial products may decline.
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
Impairment of goodwill and/or intangible assets could require charges to earnings, which could result in a negative impact on the Company's results of operations.    Goodwill arises when the Company acquires a business for an amount greater than the net fair value of the assets of the acquired business. The Bank has recognized goodwill as an asset on the balance sheet in connection with several acquisitions (see Note 6, “Goodwill and Other Intangible Assets” within Notes to the Consolidated Financial Statements included in Item 8 hereof). Goodwill is an intangible asset. When an intangible asset is determined to have an indefinite useful life, it is not amortized, and instead is evaluated for impairment. The Company conducts goodwill impairment tests annually, or more frequently if necessary. The Company evaluates goodwill using a qualitative or two-step impairment testing approach. A significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in a finding of impairment of goodwill or other intangible assets. If the Company were to conclude that a future write-down of goodwill or other intangible assets is necessary, then the Company would record the appropriate charge to earnings, which could have material adverse effect on the Company's results of operations or financial condition.
Deterioration in the performance or financial position of the Federal Home Loan Bank (“FHLB”) of Boston might restrict the FHLB of Boston’s ability to meet the funding needs of its members, cause a suspension of its dividend, and cause its stock to be determined to be impaired.    Significant components of the Bank’s liquidity needs are met through its access to funding pursuant to its membership in the FHLB of Boston. The FHLB of Boston is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLB of Boston is to obtain funding. The purchase of stock in the FHLB of Boston is a requirement for a member to gain access to funding. Any deterioration in the FHLB of Boston’s performance or financial condition may affect the Company’s ability to access funding and/or require the Company to deem the required investment in FHLB of Boston stock to be impaired. If the Company is not able to access funding, it may not be able to meet its liquidity needs, which could have an adverse effect on the results of operations or financial condition. Similarly, if the Company deems all or part of its investment in FHLB of Boston stock impaired, such action could have a material adverse effect on the Company's results of operations or financial condition.
Reductions in the value of the Company’s deferred tax assets could adversely affect the Company's results of operations.    A deferred tax asset is created by the tax effect of the differences between an asset’s book value and its tax basis. The Company assesses the deferred tax assets periodically to determine the likelihood of the Company’s ability to realize the benefits. These assessments consider the performance of the associated business and its ability to generate future taxable income. If the information available to the Company at the time of assessment indicates there is a greater than 50% chance that the Company will not realize the deferred tax asset benefit, the Company is required to establish a valuation allowance for the deferred tax asset and reduce its future deferred tax assets to the amount the Company believes could be realized. Recording such a valuation allowance could have a material adverse effect on the results of operations or financial condition. Additionally, the deferred tax assets are determined using effective tax rates expected to apply to the Company's taxable income in the years in which the temporary differences are expected to be recovered or settled. Accordingly, a change in statutory tax rates may result in a decrease/increase to the Company’s deferred tax assets. A decrease in the Company's deferred tax assets could have a material adverse effect on the Company's results of operations or financial condition.
Evolving information technologies, the need to mitigate against and react to cyber-security risks, and electronic fraud risks require significant resources, and notwithstanding the Company’s investment in resources, the Company remains subject to cyber-security risks and electronic fraud.    The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector, due to cyber-attacks (crime committed through or involving the internet, such as phishing, hacking, denial of service attacks, stealing information, unauthorized intrusions into internal systems or the systems of the Company's third party vendors) could adversely impact the Company’s operations or damage its reputation. The Company's information technology infrastructure and systems may be vulnerable to cyber-terrorism, computer viruses, system failures and other intentional or unintentional interference, fraud and other unauthorized attempts to access or interfere with the systems.
The Company regularly collects, processes, transmits and stores confidential information regarding its customers and employees. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on the Company’s behalf.
Information security risks have increased because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Many financial institutions and companies engaged in data processing have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, denial-of-service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Although the Company frequently experiences attempted cyber-security attacks against its systems, to date, none of these incidents have resulted in material losses, known breaches of customer data or significant disruption of services to the Company’s customers. However, there can be no assurance that the Company will not incur such issues in the future, exposing it to significant on-going operational costs and reputational harm.
Additionally, risk exposure to cyber-security matters will remain elevated or increase in the future due to, among other things, the increasing size and prominence of the Company in the financial services industry, its expansion of Internet and mobile banking tools and products based on customer needs, and the system and customer account conversions associated with the integration of merger targets.
In managing the Company’s cyber- risks, when entering a new vendor relationship, the Company reviews and gages the cyber-security risk of such third-party service providers. A successful cyber-security attack on one of the Company’s third-party service providers could adversely affect its business and result in the disclosure or misuse of the Company’s confidential information. While the Company believes it is taking reasonable, risk-based precautions to manage the risk of cyber-attacks against third party service providers, there can be no assurance that the Company’s third-party service providers will not suffer a cyber-attack that exposes the Company to significant operational costs and damages.
While the Company believes it has risk-based technology reasonably capable of discovering cyber-attacks, and personnel who are qualified to monitor the technology and systems to detect cyber-attacks, the Company can offer no assurance that it will be able to identify successful cyber-attacks when they occur. Significant damage may occur if the Company fails to identify, or there is a delay in identifying, a cyber-attack on its systems, or those of its third-party service providers.
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
Claims and litigation could result in losses and damage to the Company’s reputation. From time to time as part of the Company’s normal course of business, customers, bankruptcy trustees, former customers, contractual counterparties, third parties and former employees make claims and take legal action against the Company based on its actions or inactions. If such claims and legal actions are not resolved in a manner favorable to the Company, they may result in financial liability and/or adversely affect the market perception of the Company and its products and services. This may also impact customer demand for the Company’s products and services. Any financial liability could have a material adverse effect on the Company’s financial condition and results of operations. Any reputation damage could have a material adverse effect on the Company’s business. See the "Other Contingencies" section under Note 19 "Commitments and Contingencies" to the consolidated financial statements for additional information and significant pending lawsuits, if applicable.
If the Company’s risk management framework does not effectively identify or mitigate the Company’s risks, the Company could suffer unexpected losses and the results of operations and financial condition could be materially adversely affected.    The Company’s risk management framework seeks to mitigate risk and appropriately balance risk and return. The Company has established processes and procedures intended to identify, measure, monitor and report the types of risk to which it is subject, including credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk and liquidity risk. The Company seeks to monitor and control its risk exposure through a framework of policies, procedures and reporting requirements. Management of the Company’s risks in some cases depends upon the use of analytical and/or forecasting models, which, in turn, rely on assumptions and estimates. If the models used to mitigate these risks are inadequate, or the assumption or estimates are inaccurate or otherwise flawed, the Company may fail to adequately protect against risks and may incur losses. In addition, there may be risks that exist, or that develop in the future, that the Company has not appropriately anticipated, identified or mitigated, which could lead to unexpected losses and the Company's results of operations or financial condition could be materially adversely affected.
Some of the Company's accounting policies require the use of estimates and assumptions that affect the value of its assets and liabilities and results of operations and if actual events differ from the Company's estimates and assumptions, the Company's results of operations and financial condition could be materially adversely affected. Certain accounting policies require the use of estimates and assumptions that may affect the value of the Company’s assets and liabilities and results of operations. The Company identified the accounting policies regarding the allowance for loan losses, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because these policies require management to make difficult, subjective and complex judgments, estimates and assumptions about matters that are inherently uncertain. Under each of these policies, it is possible that materially different values and results of operations would be reported under different conditions, different judgments, or different estimates or assumptions. Further, as new information becomes available, the Company may make a determination to refine or change its judgments, estimates and assumptions, any of which could materially adversely affect the value of the Company's assets and liabilities or its results of operations.
From time to time, the FASB and the SEC change applicable guidance governing the form and content of the Company’s financial statements. In addition, accounting standard setters and those who interpret U.S. GAAP, such as the FASB, SEC, and banking regulators, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue, and may accelerate, dependent upon the FASB and International Accounting Standards Boards commitment to achieving convergence between U.S. GAAP and International Financial Reporting Standards. Changes in U.S. GAAP and current interpretations are beyond the Company’s control, can be hard to predict and could materially impact how the Company reports its financial results and condition. In certain cases, the Company could be required to apply new or revised guidance retroactively or apply existing guidance differently (also retroactively), which may result in the Company restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that could materially adversely affect the Company’s results of operations.
The Company may be required to increase its allowance for credit losses as a result of changes to an accounting standard. In 2016, the FASB released a new standard for determining the amount of the allowance for credit losses. The new standard will be effective for the Company for reporting periods beginning January 1, 2020. The new credit loss model will be a significant change from the standard in place today, as it requires the allowance for credit losses to be calculated based on current expected credit losses (commonly referred to as the "CECL model") rather than losses inherent in the portfolio as of a point in time.  When adopted, the CECL model may increase the Company’s allowance for credit losses, which could materially affect its financial condition and future results of operations. The extent of the increase and its impact to the Company’s financial condition is under evaluation, but will ultimately depend upon the nature and characteristics of the Company's portfolio at the adoption date, and the macroeconomic conditions and forecasts at that date; therefore, the potential financial impact is currently unknown.
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
Changes in debt and equity markets or economic downturns could affect the level of assets under management and the demand for other fee-based services. Economic downturns could affect the volume of income earned from and demand for fee-based services. Revenues from the investment management business depend in large part on the level of assets under management and administration. Market volatility that results in customers liquidating investments, as well as lower asset values, can reduce the level of assets under management and administration and decrease the Company's investment management and administration revenues, which could materially adversely affect the Company's results of operations.
The Company relies on its systems, employees and certain service providers, and if the Company experiences a system failure or if the Company's security measures are compromised or inadequate, the operations could be disrupted or the customer data could be improperly divulged. The Company faces the risk that the design of its controls and procedures, including those designed to mitigate the risk of fraud by employees or outside third parties, may be inadequate or be circumvented, thereby causing delays or failures in detection of errors or inaccuracies in data and information. The Company regularly reviews and updates the Company's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also be subject to disruptions of the systems arising or originating from third party services providers or from events that are wholly or partially beyond the Company's control (including, for example, electrical, internet or telecommunications outages), which may adversely impact the Company's ability to provide service to customers and result in loss, cost and expense or liability. Additionally, the Company's risk exposure to security matters may increase in the future if the Company increases in size and prominence in the financial services industry, as the Company expands internet based and mobile banking tools and products and services, and as a consequence of the risk inherent in system and customer account conversions associated with the integration of acquisition targets. The Company is further exposed to the risk that external service providers may be unable to fulfill their contractual obligations on matters of internet security and adequacy of services. (The Company's third party service providers are subject to many, if not all, of the same risks, including internet vulnerability and fraud operational errors by their respective employees.) While the Company conducts due diligence on service providers and engages in other vendor management risk migration activities designed to mitigate service provider risk, no set of risk management protocols can provide full protection against all risks, and the Company's (or service providers) business continuity plans, risk management processes and procedures or security systems (including security against cyber-crime) could be inadequate. While the Company maintains a control framework designed to monitor service provider risks, the failure of a service provider to perform in accordance with the contracted arrangements and, if applicable, under service level agreements could be disruptive to the Company's operations, which could have a material adverse impact on the Company's financial condition or results of operations.
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
The Company’s effective income tax rate would be adversely affected if the Company's community development entity subsidiaries do not receive additional New Markets Tax Credit awards. As indicated in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company’s effective tax rate is determined by a number of factors, including the recognition of federal tax credits in connection with New Markets Tax Credit awards. In 2018, the Company recognized $4.0 million in federal tax credits through New Markets Tax Credit award deployment. Federal government agencies periodically determine New Markets Tax Credit award recipients through a nationwide application process that is highly competitive. While the Company’s community development entity subsidiaries have received four prior New Markets Tax Credit awards, it may not be successful in any current or future New Markets Tax Credit applications. The Company applied for but did not receive a New Markets Tax Credit award in 2017. Further, the New Markets Tax Credit Program is subject to periodic renewal by Congress and it is possible the proposed changes to the Internal Revenue Code may reduce or eliminate the program altogether. If the Company does not obtain additional awards the Company's effective tax rate will increase substantially in the future, adversely affecting net income, as existing federal tax credits run off.
The Company may experience losses and expenses if security interests granted for loans are not enforceable. When the Bank makes loans, it sometimes obtains liens, such as real estate mortgages or other asset pledges, to provide the Bank with a security interest in collateral. If there is a loan default the Bank may seek to foreclose upon collateral and enforce the security interests to obtain repayment and eliminate or mitigate the Company's loss. Drafting errors, recording errors, other defects or imperfections in the security interests granted to the Bank and/or changes in law may render liens granted to the Bank unenforceable. The Company may incur losses or expenses if security interests granted to the Bank are not enforceable.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
At December 31, 2018 the Bank conducted its business from its main office located at 288 Union Street, Rockland, Massachusetts, eighty-six banking offices, and two limited service branches located within Barnstable, Bristol, Dukes, Middlesex, Norfolk, Plymouth, Suffolk and Worcester counties in Eastern Massachusetts. In addition to its main office, the Bank leased fifty-six of its branches and owned the remaining thirty-two branches. Also, the Bank had eleven remote ATM locations, all of which were leased.
The Bank’s executive administration offices are located in Hanover, Massachusetts while the remaining administrative and operations locations are housed in several different campuses. Additionally, there are a number of sales offices not associated with a branch location throughout the Bank’s footprint.
For additional information regarding the Bank’s premises and equipment and lease obligations, see Notes 5, “Bank Premises and Equipment” and 19, “Commitments and Contingencies,” respectively, within Notes to Consolidated Financial Statements included in Item 8 hereof.

ITEM 3.    LEGAL PROCEEDINGS
At December 31, 2018, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5. MARKET FOR INDEPENDENT BANK CORP.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a.) Independent Bank Corp.’s common stock trades on the NASDAQ Global Select Market under the symbol INDB. The Company declared cash dividends of $1.52 and $1.28 per share in 2018 and in 2017, respectively. The ratio of dividends paid to earnings in 2018 and 2017 was 33.03% and 39.04%, respectively.
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
The following schedule summarizes the closing price range of common stock and the cash dividends paid for the fiscal years 2018 and 2017:

	2018
	High	Low	Dividend
4th Quarter	$84.39	$67.22	$0.38
3rd Quarter	92.40	78.50	0.38
2nd Quarter	82.90	70.10	0.38
1st Quarter	75.55	68.60	0.38

	2017
	High	Low	Dividend
4th Quarter	$76.15	$67.90	$0.32
3rd Quarter	74.65	66.15	0.32
2nd Quarter	67.35	60.45	0.32
1st Quarter	71.45	60.35	0.32
As of December 31, 2018, there were 28,080,408 shares of common stock outstanding which were held by approximately 2,516 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s common stock on December 31, 2018 was $70.31.
The information required by S-K Item 201(d) is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters hereof.
Comparative Stock Performance Graph
The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2013 to December 31, 2018 to the cumulative total return of the NASDAQ Composite Index (U.S. Companies) and the SNL Bank NASDAQ Index. The lines in the graph and the numbers in the table below represent yearly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the yearly interval, based on the last day of a fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2013 (which assumes that $100.00 was invested in each of the series on December 31, 2013).
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

The following chart depicts the total return performance of the Company
Source: S&P Global Market Intelligence
© 2019
(b.) Not applicable
(c.) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2018:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
October 1 to October 31, 2018	108	$81.85	—	—
November 1 to November 30, 2018	135	79.10	—	—
December 1 to December 31, 2018	108	74.68	—	—
Total	351		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants and related tax withholding.

(2)	The Company does not currently have a stock repurchase program or plan in place.

ITEM 6.    SELECTED FINANCIAL DATA
The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	As of or for the Years Ended December 31
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$1,075,223	$946,510	$851,524	$845,112	$724,007
Loans	6,906,194	6,355,553	5,999,605	5,547,721	4,970,733
Allowance for loan losses	(64,293)	(60,643)	(61,566)	(55,825)	(55,100)
Goodwill and other intangibles	271,355	241,147	231,374	212,909	180,306
Total assets	8,851,592	8,082,029	7,709,375	7,209,469	6,364,318
Deposits	7,427,120	6,729,253	6,412,253	5,990,703	5,210,466
Borrowings	258,707	323,698	335,474	343,933	406,061
Stockholders’ equity	1,073,490	943,809	864,690	771,463	640,527
Nonperforming loans	45,418	49,638	57,407	27,690	27,512
Nonperforming assets	45,418	50,250	61,580	29,849	38,894
Operating data
Interest income	$323,701	$277,194	$246,637	$235,545	$216,459
Interest expense	25,536	18,334	18,793	20,617	20,417
Net interest income	298,165	258,860	227,844	214,928	196,042
Provision for loan losses	4,775	2,950	6,075	1,500	10,403
Noninterest income	88,505	82,994	82,428	75,888	69,943
Noninterest expenses	225,969	204,359	192,122	197,138	171,838
Net income	121,622	87,204	76,648	64,960	59,845
Per share data
Net income — basic	$4.41	$3.19	2.90	2.51	2.50
Net income — diluted	4.40	3.19	2.90	2.50	2.49
Cash dividends declared	1.52	1.28	1.16	1.04	0.96
Book value	38.23	34.38	32.02	29.40	26.69
Tangible book value (1)	28.57	25.60	23.45	21.29	19.18
Performance ratios
Return on average assets	1.46%	1.11%	1.04%	0.93%	0.95%
Return on average common equity	12.31%	9.55%	9.43%	8.79%	9.66%
Net interest margin (on a fully tax equivalent basis)	3.91%	3.60%	3.40%	3.42%	3.45%
Dividend payout ratio	33.03%	39.04%	38.76%	40.29%	37.50%
Asset quality ratios
Nonperforming loans as a percent of gross loans	0.66%	0.78%	0.96%	0.50%	0.55%
Nonperforming assets as a percent of total assets	0.51%	0.62%	0.80%	0.41%	0.61%
Allowance for loan losses as a percent of total loans	0.93%	0.95%	1.03%	1.01%	1.11%
Allowance for loan losses as a percent of nonperforming loans	141.56%	122.17%	107.24%	201.61%	200.28%
Capital ratios
Equity to assets	12.13%	11.68%	11.22%	10.70%	10.06%
Tangible equity to tangible assets (1)	9.35%	8.96%	8.47%	7.98%	7.44%
Tier 1 leverage capital ratio	10.69%	10.04%	9.77%	9.33%	8.84%
Common equity tier 1 capital ratio	11.92%	11.20%	10.82%	10.44%	n/a
Tier 1 risk-based capital ratio	12.99%	12.31%	11.99%	11.71%	10.88%
Total risk-based capital ratio	14.45%	13.82%	13.60%	13.36%	13.15%
(1) Represents a non-GAAP measurement. For reconciliation to GAAP measurement, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures".

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

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company's financial position and operating results. The Company is focused on organic growth, but will also consider acquisition opportunities that can provide a satisfactory financial return, including the recent acquisitions of MNB Bancorp Inc. ("MNB Bancorp") in the fourth quarter of 2018 and Island Bancorp, Inc ("Island Bancorp") in the second quarter of 2017 and the pending acquisition of Blue Hills Bancorp, Inc. ("Blue Hills Bancorp")

Interest-Earning Assets

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect an overall increase in total loans over the past five years due to the results of that strategy, as well as the impact from recent acquisitions. Organic loan growth in 2018 was driven primarily by increases in the commercial and industrial, small business, residential, and home equity categories, partly offset by a decline in commercial construction related balances.

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

Funding and the Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth, supporting management's emphasis on core deposit growth to fund loans, as depicted by the following chart:

As of December 31, 2018, core deposits comprised 88.7% of total deposits. The continued emphasis on core deposits has resulted in a cost of deposits of 0.29% for the year ended 2018, which is an increase of ten basis points when compared to the prior year.

The Company's net interest margin was 3.91% for the year ended December 31, 2018, a thirty-one basis point increase from the prior year, reflecting the Company's asset sensitive position, as shown by the following chart:

Noninterest Income

Management continues to focus on noninterest income growth, which is primarily comprised of investment management fees, deposit account fees, interchange and ATM fees and mortgage banking income. The following chart shows the components of noninterest income over the past five years:

Expense Control

Management seeks to take a balanced approach to noninterest expense control by monitoring ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits, as well as expenses associated with buildings and equipment. The following chart depicts the Company's efficiency ratio on a GAAP basis (calculated by dividing noninterest expense by the sum of noninterest income and net interest income), as well as the Company's efficiency ratio on a non-GAAP operating basis, if applicable, (calculated by dividing noninterest expense, excluding certain noncore items, by the sum of noninterest income, excluding certain noncore items, and net interest income) over the past five years:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has also made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies help the Company operate in a more tax effective manner and sometimes also create a competitive advantage for Rockland Trust and its community development subsidiaries. During 2018, the Company’s effective tax rate was 22.00%.

Capital

The Company's disciplined approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term earnings growth. Strong earnings growth has resulted in healthy capital growth. Book value per share increased 11.2% in 2018 and has increased 43.2% over the past four years. In addition, tangible book value per share rose 11.6% in 2018 compared to the prior year and has increased 49.0% over the past four years. Stockholders' equity as a percentage of total assets was 12.13% at December 31, 2018, compared to 11.68% in the prior year. Tangible common equity as a percentage of tangible assets increased to 9.35% at December 31, 2018, as compared to 8.96% in the prior year (see "Non-GAAP Measures" below for a reconciliation to GAAP financial measures). The following chart shows the Company's book value and tangible book value per share over the past five years:
*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

The Company's strong growth in capital enables the payment of cash dividends, which increased from $1.28 per share in 2017 to $1.52 per share in 2018, an increase of 18.8%.

2018 Results

Net income for 2018 computed in accordance with GAAP was $121.6 million, or $4.40 on a diluted earnings per share basis, as compared to $87.2 million, or $3.19 per diluted share, for the prior year. Net income for 2018 and 2017 included items that are considered noncore, which are excluded for purposes of assessing operating earnings. Net operating earnings for 2018 were $129.8 million, or $4.69 on a diluted earnings per share basis, an increase of 41.5% and 40.0%, respectively, when compared to net operating earnings of $91.7 million, or $3.35 per diluted share, for the year ended December 31, 2017. See "Non-GAAP Measures" below for a reconciliation of net operating earnings and diluted earnings per share to GAAP net income and earnings per share, respectively.

2019 Outlook

During the Company's fourth quarter 2018 earnings call, the Company stated that it anticipated the following for the full year ending December 31, 2019 excluding the impact of the Blue Hills Bancorp acquisition (as compared with the year ending December 31, 2018):

•	Loan and deposit growth, barring significant competitive changes, in line with recent experience of mid-single digit growth and generally consistent with economic growth;

•	Assuming no further rate increases the full year NIM should be 10 to 15 basis points higher than 2018, with deposit costs increasing another 3 to 5 basis points in the first quarter;

•	Both non-interest income and non-interest expense are expected to increase at a low to mid-single digit rate when excluding noncore items;

•	Regarding credit quality, while management expects the credit picture for the Company to remain benign in the short term, eventual deterioration is likely inevitable;

•	Excluding the impact of noncore items, the tax rate is expected to increase to approximately 25% in 2019.

As for the Blue Hills Bancorp acquisition assuming an early second quarter closing, we expect 2019 earnings accretion of approximately 4%, net interest margin contraction beginning in Q2 of approximately 20 basis points, barring a likely deleveraging of the balance sheet and modest accretion to tangible book value per share.

Non-GAAP Measures

When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes and other noncore items shown in the table that follows. There are items that impact the Company's results that management believes are unrelated to its core banking business such as gains or losses on the sales of securities, merger and acquisition expenses, loss on extinguishment of debt, impairment, and other items, such as one-time adjustments as a result of changes in laws and regulations. Management, therefore, excludes items management considers to be noncore when computing the Company’s non-GAAP operating earnings and operating EPS, noninterest income on an operating basis and efficiency ratio on an operating basis. Management believes excluding these items facilitates greater visibility into the Company’s core banking business and underlying trends that may, to some extent, be obscured by inclusion of such items.

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

The following table summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Net Income		Diluted Earnings Per Share
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)

Net income available to common shareholders (GAAP)	$121,622	$87,204	$4.40	$3.19
Non-GAAP adjustments
Noninterest expense components
Merger and acquisition expenses	11,168	3,393	0.40	0.12
Total impact of noncore items	11,168	3,393	0.40	0.12
Less - net tax benefit associated with noncore items (1)	(2,967)	(1,241)	(0.11)	(0.05)
2017 Tax Act: revaluation of net deferred tax assets	—	1,895	$—	0.07
2017 Tax Act: revaluation of LIHTC investments	—	466	$—	0.02
Total tax impact	(2,967)	1,120	$(0.11)	0.04
Noncore items, net of tax	$8,201	$4,513	$0.29	$0.16
Net operating earnings (Non-GAAP)	$129,823	$91,717	$4.69	$3.35

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

The following table summarizes the impact of noncore items with respect to the Company's total revenue, noninterest income as a percentage of total revenue, and the efficiency ratio for the periods indicated:

	Years Ended December 31
	2018	2017	2016	2015	2014	(1)
	(Dollars in thousands)
Net interest income	$298,165	$258,860	$227,844	$214,928	$196,042	(a)

Noninterest income (GAAP)	$88,505	$82,994	$82,428	$75,888	$69,943	(b)
Less:
Gain on sale of fixed income securities	—	—	—	798	121
Noninterest income on an operating basis (non-GAAP)	$88,505	$82,994	$82,428	$75,090	$69,822	(c)

Noninterest expense (GAAP)	$225,969	$204,359	$192,122	$197,138	$171,838	(d)
Less:
Impairment on acquired facilities	—	—	—	109	524
Loss on extinguishment of debt	—	—	437	122	—
Loss on sale of fixed income securities	—	—	—	1,124	21
Loss on termination of derivatives	—	—	—	—	1,122
Merger & acquisition expenses	11,168	3,393	5,455	10,501	1,339
Noninterest expense on an operating basis (non-GAAP)	$214,801	$200,966	$186,230	$185,282	$168,832	(e)

Total revenue (GAAP)	$386,670	$341,854	$310,272	$290,816	$265,985	(a+b)
Total operating revenue (non-GAAP)	$386,670	$341,854	$310,272	$290,018	$265,864	(a+c)

Ratios
Efficiency ratio (GAAP)	58.44%	59.78%	61.92%	67.79%	64.60%	(d/(a+b))
Efficiency ratio on an operating basis (non-GAAP)	55.55%	58.79%	60.02%	63.89%	63.50%	(e/(a+c))

(1)
When previously reported, 2014 amounts included a noninterest income adjustment for gains on life insurance benefits of $2.0 million. In 2018, management determined that these amounts should be considered part of the core earnings of the business, therefore 2014 amounts have been adjusted to align with current period presentation.

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	Years Ended December 31
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders’ equity	$1,073,490	$943,809	$864,690	$771,463	$640,527	(a)
Less: Goodwill and other intangibles	271,355	241,147	231,374	212,909	180,306
Tangible common equity (Non-GAAP)	802,135	702,662	633,316	558,554	460,221	(b)
Tangible assets
Assets (GAAP)	8,851,592	8,082,029	7,709,375	7,209,469	6,364,318	(c)
Less: Goodwill and other intangibles	271,355	241,147	231,374	212,909	180,306
Tangible assets (Non-GAAP)	$8,580,237	$7,840,882	$7,478,001	$6,996,560	$6,184,012	(d)

Common shares	28,080,408	27,450,190	27,005,813	26,236,352	23,998,738	(e)

Common equity to assets ratio (GAAP)	12.13%	11.68%	11.22%	10.70%	10.06%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	9.35%	8.96%	8.47%	7.98%	7.44%	(b/d)
Book value per share (GAAP)	$38.23	$34.38	$32.02	$29.40	$26.69	(a/e)
Tangible book value per share (Non-GAAP)	$28.57	$25.60	$23.45	$21.29	$19.18	(b/e)

Financial Position
Securities Portfolio    The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale and securities which management intends to hold until maturity. Securities increased by $128.7 million, or 13.6%, at December 31, 2018 as compared to December 31, 2017. The increase was attributable to periodic purchases throughout the year, as well as the MNB Bancorp acquisition, partially offset by paydowns. The ratio of securities to total assets as of December 31, 2018 was 12.15%, compared to 11.71% at December 31, 2017.
The Company monitors investment securities for the presence of other-than-temporary impairment (“OTTI”). For debt securities, the primary consideration in determining whether impairment is OTTI is whether or not the Bank expects to collect all contractual cash flows. Further details regarding the Company's analysis of potential OTTI can be found in Note 3, “Securities” within Notes to Consolidated Financial Statements included in Item 8 hereof.

The following table sets forth the fair value of available for sale securities and the amortized cost of held to maturity securities along with the percentage distribution:
Table 1 - Securities Portfolio Composition

	December 31
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$32,038	7.2%	$35,430	7.9%	$24,244	6.7%
Agency mortgage-backed securities	220,105	49.7%	215,764	48.2%	175,384	48.2%
Agency collateralized mortgage obligations	134,911	30.5%	122,012	27.3%	99,868	27.5%
State, county and municipal securities	1,735	0.4%	2,274	0.5%	3,793	1.0%
Single issuer trust preferred securities issued by banks	707	0.2%	2,016	0.4%	2,311	0.6%
Pooled trust preferred securities issued by banks and insurers	1,329	0.3%	1,640	0.4%	1,584	0.4%
Small business administration pooled securities	51,927	11.7%	47,778	10.7%	37,189	10.2%
Equity securities(1)	—	—%	20,584	4.6%	19,271	5.4%
Total fair value of securities available for sale	442,752	100.0%	447,498	100.0%	363,644	100.0%
Amortized Cost of Securities Held to Maturity
U.S. treasury securities	1,004	0.2%	1,006	0.2%	1,007	0.2%
Agency mortgage-backed securities	252,484	41.3%	204,768	41.1%	156,088	32.0%
Agency collateralized mortgage obligations	332,775	54.4%	262,998	52.9%	297,445	61.1%
Single issuer trust preferred securities issued by banks	1,500	0.2%	1,500	0.3%	1,500	0.3%
Small business administration pooled securities	23,727	3.9%	27,416	5.5%	31,036	6.4%
Total amortized cost of securities held to maturity	611,490	100.0%	497,688	100.0%	487,076	100.0%
Total	$1,054,242		$945,186		$850,720

(1)	These securities are no longer classified as available for sale due to a change in accounting guidance effective January 1, 2018.
The Company’s available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as level 3 within the fair value hierarchy. As of December 31, 2018, the Company had $1.3 million of securities categorized as level 3 within the fair value hierarchy. As of December 31, 2017 and 2016, the Company had $1.6 million of securities categorized as level 3 withing the fair value hierarchy.

The following tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2018. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields in the table below have been calculated based on the amortized cost of the security.
Table 2 - Securities Portfolio, Amounts Maturing

	Within One Year		One Year to Five Years		Five Years to Ten Years		Over Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$—	—%	$19,903	2.1%	$12,135	2.6%	$—	—	$32,038	2.3%
Agency mortgage-backed securities	90	4.5%	51,761	2.4%	88,402	2.7%	79,852	2.9%	220,105	2.7%
Agency collateralized mortgage obligations	—	—%	—	—%	—	—%	134,911	2.5%	134,911	2.5%
State, county and municipal securities	—	—	771	3.4%	964	2.8%	—	—	1,735	3.1%
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	707	6.0%	707	6.0%
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,329	2.8%	1,329	2.8%
Small business administration pooled securities	—	—	—	—	—	—	51,927	2.7%	51,927	2.7%
Total fair value of securities available for sale	90	4.5%	72,435	2.4%	101,501	2.7%	268,726	2.7%	442,752	2.7%
Amortized cost of securities held to maturity
U.S. Treasury securities	—	—	1,004	3.0%	—	—	—	—	1,004	3.0%
Agency mortgage-backed securities	—	—	12,098	2.3%	35,703	2.5%	204,683	3.0%	252,484	2.9%
Agency collateralized mortgage obligations	—	—	—	—%	735	3.0%	332,040	2.6%	332,775	2.6%
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	8.3%	—	—%	1,500	8.3%
Small business administration pooled securities	—	—	—	—	—	—	23,727	2.6%	23,727	2.6%
Total amortized cost of securities held to maturity	—	—%	13,102	2.4%	37,938	2.7%	560,450	2.8%	611,490	2.7%
Total	$90	4.5%	$85,537	2.4%	$139,439	2.7%	$829,176	2.7%	$1,054,242	2.7%
As of December 31, 2018, the weighted average life of the securities portfolio was 4.9 years and the modified duration was 4.3 years.
At December 31, 2018, the aggregate book value of securities issued by Fannie Mae and Freddie Mac exceeded 10% of stockholders' equity. The aggregate book value and market value of securities issued by Fannie Mae at December 31, 2018 was $581.9 million and $573.6 million, respectively. The aggregate book value and market value of securities issued by Freddie Mac at December 31, 2018 was $316.0 million and $310.7 million, respectively.

Residential Mortgage Loan Sales   The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During 2018 and 2017, the Bank originated residential loans with the intention of selling them in the secondary market or to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company has incurred no losses during the year ended December 31, 2018 and minimal losses during 2017 and 2016 related to these activities.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:

Table 3 - Closed Residential Real Estate Loans

	Years Ended December 31
	2018	2017	2016
	(Dollars in thousands)
Held in portfolio	$182,401	$144,482	$118,735
Sold or held for sale in the secondary market	190,192	231,437	304,402
Total closed loans	$372,593	$375,919	$423,137

The Company sold $192.8 million and $234.2 million in residential loans during the years ended December 31, 2018 and 2017, respectively. All loans sold during these periods were sold with servicing rights released.

Currently, the Bank sells the servicing of sold loans for a servicing release premium, simultaneous with the sale of the loan. In the past, the Bank may have opted to sell loans and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors amounted to $240.2 million at December 31, 2018 and $277.8 million at December 31, 2017.

The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 4 - Mortgage Servicing Asset

	2018	2017
	(Dollars in thousands)
Beginning balance	$1,697	$2,048
Acquired portfolio	37	28
Amortization	(301)	(404)
Change in valuation allowance	12	25
Ending balance	$1,445	$1,697
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

Loan Portfolio    Management continues to focus on growth in the commercial and home equity lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The Company’s loan portfolio increased by $550.6 million during 2018 due in part to the acquired loan portfolio from the MNB Bancorp acquisition and continued organic growth in various portfolios.

Excluding the effects of the MNB Bancorp acquisition, the Company has experienced organic loan growth across most major loan categories, with the exception of commercial construction. The following table summarizes loan growth/decline during the periods indicated:
Table 5 - Components of Loan Growth/(Decline)

	December 31	December 31	Milford Bancorp	Organic	Organic
	2018	2017	Acquisition	Growth/(Decline) $	Growth/(Decline) %
	(Dollars in thousands)
Commercial and industrial	$1,093,629	$888,528	$44,929	$160,172	18.0%
Commercial real estate	3,251,248	3,116,561	112,922	21,765	0.7%
Commercial construction	365,165	401,797	16,497	(53,129)	(13.2)%
Small business	164,676	132,370	12,589	19,717	14.9%
Residential real estate	923,294	754,329	95,705	73,260	9.7%
Home equity	1,092,084	1,052,088	7,692	32,304	3.1%
Other consumer	16,098	9,880	3,164	3,054	30.9%
Total loans	$6,906,194	$6,355,553	$293,498	$257,143	4.0%

The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated:

Table 6 - Loan Portfolio Composition

	December 31
	2018		2017		2016		2015		2014
	(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$1,093,629	15.8%	$888,528	14.0%	$902,053	15.0%	$843,276	15.2%	$860,839	17.3%
Commercial real estate	3,251,248	47.1%	3,116,561	48.9%	3,010,798	50.3%	2,653,434	47.8%	2,347,323	47.2%
Commercial construction	365,165	5.3%	401,797	6.3%	320,391	5.3%	373,368	6.7%	265,994	5.4%
Small business	164,676	2.4%	132,370	2.1%	122,726	2.0%	96,246	1.7%	85,247	1.7%
Residential real estate	923,294	13.4%	754,329	11.9%	644,426	10.7%	638,606	11.5%	530,259	10.7%
Home equity	1,092,084	15.8%	1,052,088	16.6%	988,147	16.5%	927,803	16.8%	863,863	17.4%
Other consumer	16,098	0.2%	9,880	0.2%	11,064	0.2%	14,988	0.3%	17,208	0.3%
Gross loans	6,906,194	100.0%	6,355,553	100.0%	5,999,605	100.0%	5,547,721	100.0%	4,970,733	100.0%
Allowance for loan losses	(64,293)		(60,643)		(61,566)		(55,825)		(55,100)
Net loans	$6,841,901		$6,294,910		$5,938,039		$5,491,896		$4,915,633

The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2018. Loans having no schedule of repayments or no stated maturity are reported as being due in greater than five years. The following table also sets forth the rate structure of loans scheduled to mature after one year:
Table 7 - Scheduled Contractual Loan Amortization

	December 31, 2018
	Commercial	Commercial Real Estate	Commercial Construction (1)	Small Business	Residential Real Estate	Home Equity	Consumer Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$213,148	$683,894	$116,213	$48,703	$45,608	$28,212	$11,605	$1,147,383
After one year through five years	522,066	1,506,851	166,903	62,829	118,786	115,436	2,335	2,495,206
Beyond five years	358,415	1,060,503	82,049	53,144	758,900	948,436	2,158	3,263,605
Total	$1,093,629	$3,251,248	$365,165	$164,676	$923,294	$1,092,084	$16,098	$6,906,194
Interest rate terms on amounts due after one year:
Fixed rate	$485,562	$765,083	$80,435	$64,596	$674,830	$383,410	$4,493	$2,458,409
Adjustable rate	$394,919	$1,802,271	$168,517	$51,377	$202,856	$680,462	$—	$3,300,402

(1)	Includes certain construction loans that will convert to commercial mortgages and will be reclassified to commercial real estate upon the completion of the construction phase.
As of December 31, 2018, $29.1 million of loans scheduled to mature within one year were nonperforming.
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
It is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status for six months, subsequent to being modified, before management considers their return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. Loans that are considered TDRs are classified as performing, unless they are on nonaccrual status or greater than 90 days delinquent. Loans classified as TDRs remain classified as such for the life of the loan, except in limited circumstances, when it may be determined that the borrower is performing under modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable market rate for a comparable new loan at the time of the restructuring.

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
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 8 - Nonperforming Assets

	December 31
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)
Commercial and industrial	$26,310	$32,055	$37,455	$3,699	$2,822
Commercial real estate	3,326	3,123	6,266	8,160	7,590
Small business	235	230	302	239	246
Residential real estate	8,251	8,129	7,782	8,795	8,697
Home equity	7,278	6,022	5,553	6,742	8,038
Other consumer	13	71	47	55	—
Total	45,413	49,630	57,405	27,690	27,393
Loans past due 90 days or more but still accruing
Residential real estate (2)	—	—	—	—	106
Other consumer	5	8	2	—	13
Total	5	8	2	—	119
Total nonperforming loans	45,418	49,638	57,407	27,690	27,512
Nonaccrual securities (3)	—	—	—	—	3,639
Other real estate owned	—	612	4,173	2,159	7,743
Total nonperforming assets	$45,418	$50,250	$61,580	$29,849	$38,894
Nonperforming loans as a percent of gross loans	0.66%	0.78%	0.96%	0.50%	0.55%
Nonperforming assets as a percent of total assets	0.51%	0.62%	0.80%	0.41%	0.61%

(1)
Included in these amounts were TDRs on nonaccrual of $29.3 million at December 31, 2018, $6.1 million at December 31, 2017, and $5.2 million at December 31, 2016, 2015, and 2014. During the fourth quarter of 2018, nonaccrual loans associated with a large commercial loan customer that had previously declared bankruptcy were modified when a court confirmed the customer's bankruptcy reorganization plan. That revision to loan terms required the Company to deem loans associated with the customer as troubled debt restructures as of December 31, 2018 which amounted to $25.9 million.

(2)	Represents purchased credit impaired loans that are accruing interest due to expectations of future cash collections.

(3)	Amounts represent the fair value of nonaccrual securities. The Company had no nonaccrual securities in 2018, 2017, 2016, and 2015 and five nonaccrual securities in 2014.

The following table summarizes the changes in nonperforming assets for the periods indicated:

Table 9 - Activity in Nonperforming Assets

	2018	2017
	(Dollars in thousands)
Nonperforming assets beginning balance	$50,250	$61,580
New to nonperforming	16,386	13,503
Loans charged-off	(2,597)	(6,209)
Loans paid-off	(14,286)	(11,440)
Loans transferred to other real estate owned/other assets	—	(564)
Loans restored to accrual status	(3,731)	(3,197)
New to other real estate owned	—	564
Valuation write down	(120)	(372)
Sale of other real estate owned	(324)	(3,700)
Other	(160)	85
Nonperforming assets ending balance	$45,418	$50,250

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 10 - Troubled Debt Restructurings

	December 31
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Performing troubled debt restructurings	$23,849	$25,852	$27,093	$32,849	$38,382
Nonaccrual troubled debt restructurings (1)	29,348	6,067	5,199	5,225	5,248
Total	$53,197	$31,919	$32,292	$38,074	$43,630
Performing troubled debt restructurings as a % of total loans	0.35%	0.41%	0.45%	0.59%	0.77%
Nonaccrual troubled debt restructurings as a % of total loans	0.42%	0.10%	0.09%	0.09%	0.11%
Total troubled debt restructurings as a % of total loans	0.77%	0.50%	0.54%	0.69%	0.88%
(1) During the fourth quarter of 2018 nonaccrual loans associated with a large commercial loan customer that had previously declared bankruptcy were modified when a court confirmed the customer's bankruptcy reorganization plan. That revision to loan terms required the Company to deem loans associated with the customer as troubled debt restructures as of December 31, 2018 which amounted to $25.9 million.

The following table summarizes changes in TDRs for the periods indicated:

Table 11 - Activity in Troubled Debt Restructurings

	2018	2017
	(Dollars in thousands)
TDRs beginning balance	$31,919	$32,292
New to TDR status	28,020	4,943
Transfer to OREO	—	(322)
Paydowns	(6,244)	(4,975)
Charge-offs	(498)	(19)
TDRs ending balance	$53,197	$31,919

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 12 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Years Ended December 31
	2018	2017	2016
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$2,583	$2,461	$1,131
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$1,478	$1,826	$1,872
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
Total impaired loans at December 31, 2018 and 2017 were $59.1 million and $72.8 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses and Credit Quality” within Notes to Consolidated Financial Statements included in Item 8 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At December 31, 2018, there were 59 relationships, with an aggregate balance of $52.8 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.

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
While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Additionally, various regulatory agencies, as an integral part of the Bank's examination process, periodically assess the adequacy of the allowance for loan losses to assess whether the allowance was determined in accordance with GAAP and applicable guidance.
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
As of December 31, 2018, the allowance for loan losses totaled $64.3 million, or 0.93% of total loans, as compared to $60.6 million, or 0.95% of total loans, at December 31, 2017.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:
Table 13 - Summary of Changes in the Allowance for Loan Losses

	December 31
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Average total loans	$6,489,910	$6,191,099	$5,670,427	$5,394,464	$4,871,197
Allowance for loan losses, beginning of year	$60,643	$61,566	$55,825	$55,100	$53,239
Charged-off loans:
Commercial and industrial	355	3,891	593	2,010	2,097
Commercial real estate	82	39	414	330	5,454
Small business	372	302	228	267	605
Residential real estate	148	207	28	285	826
Home equity	293	276	602	710	750
Other consumer	1,347	1,494	1,607	1,316	1,215
Total charged-off loans	2,597	6,209	3,472	4,918	10,947
Recoveries on loans previously charged-off
Commercial and industrial	182	615	859	1,593	462
Commercial real estate	188	385	564	1,073	404
Small business	46	114	195	264	275
Residential real estate	12	31	299	133	424
Home equity	156	198	141	356	249
Other consumer	888	993	1,080	724	591
Total recoveries	1,472	2,336	3,138	4,143	2,405
Net loans charged-off (recoveries)
Commercial and industrial	173	3,276	(266)	417	1,635
Commercial real estate	(106)	(346)	(150)	(743)	5,050
Small business	326	188	33	3	330
Residential real estate	136	176	(271)	152	402
Home equity	137	78	461	354	501
Other consumer	459	501	527	592	624
Total net loans charged-off	1,125	3,873	334	775	8,542
Provision for loan losses	4,775	2,950	6,075	1,500	10,403
Total allowances for loan losses, end of year	$64,293	$60,643	$61,566	$55,825	$55,100
Net loans charged-off as a percent of average total loans	0.02%	0.06%	0.01%	0.01%	0.18%
Allowance for loan losses as a percent of total loans	0.93%	0.95%	1.03%	1.01%	1.11%
Allowance for loan losses as a percent of nonperforming loans	141.56%	122.17%	107.24%	201.61%	200.28%

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
The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 14 - Summary of Allocation of Allowance for Loan Losses

	December 31
	2018		2017		2016		2015		2014
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Allocated Allowance
Commercial and industrial	$15,760	15.8%	$13,256	14.0%	$16,921	15.0%	$13,802	15.2%	$15,573	17.3%
Commercial real estate	32,370	47.1%	31,453	48.9%	30,369	50.2%	27,327	47.8%	25,873	47.2%
Commercial construction	5,158	5.3%	5,698	6.3%	4,522	5.3%	5,366	6.7%	3,945	5.4%
Small business	1,756	2.4%	1,577	2.1%	1,502	2.1%	1,264	1.7%	1,171	1.7%
Residential real estate	3,219	13.4%	2,822	11.9%	2,621	10.7%	2,590	11.5%	2,834	10.7%
Home equity	5,608	15.8%	5,390	16.6%	5,238	16.5%	4,889	16.7%	4,956	17.4%
Other consumer	422	0.2%	447	0.2%	393	0.2%	587	0.4%	748	0.3%
Total	$64,293	100.0%	$60,643	100.0%	$61,566	100.0%	$55,825	100.0%	$55,100	100.0%
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

Federal Home Loan Bank Stock    The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston, of $15.7 million and $11.6 million at December 31, 2018 and December 31, 2017, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases and/or is subject to redemption of FHLB stock proportional to the volume of funding received and views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.
Goodwill and Other Intangible Assets    Goodwill and Other Intangible Assets were $271.4 million and $241.1 million at December 31, 2018 and December 31, 2017, respectively. The increase is due to the MNB Bancorp acquisition, partially offset by amortization of definite-lived intangibles.
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
Cash Surrender Value of Life Insurance Policies    The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $160.5 million and $151.5 million at December 31, 2018 and December 31, 2017, respectively, with $6.1 million of the increase attributable to policies obtained in the MNB Bancorp acquisition. The Company recorded tax exempt income from life insurance policies in the amount of $4.1 million in 2018, 2017 and 2016. The Company also received proceeds on life insurance policies which resulted in a gain of $1.5 million during the third quarter of 2018.
Deposits    As of December 31, 2018, total deposits were $7.4 billion, representing a $697.9 million, or 10.4%, increase from the prior year-end. The increase is due partially to the impact of the MNB Bancorp acquisition as shown in the table below. Also contributing to the increase is the discontinuance and transition of customer repurchase agreement balances into deposit product offerings. Core deposits represented 88.72% of total deposits at December 31, 2018 and the total cost of deposits was 0.29% for the year ended December 31, 2018, representing an increase from the prior year of 10 basis points.
Excluding the effects of the MNB Bancorp acquisition, the Company has experienced net organic deposit growth as summarized in the table below during the periods indicated:
Table 15 - Components of Deposit Growth/(Decline)

	December 31 2018	December 31 2017	MNB Bancorp Acquisition	Organic Growth/(Decline) $	Organic Growth/(Decline) %
	(Dollars in thousands)
Demand deposits	$2,450,907	$2,159,396	$77,786	$213,725	9.9%
Savings and interest checking	2,865,349	2,599,922	58,441	206,986	8.0%
Money market	1,399,761	1,325,634	73,645	482	—%
Time certificates of deposits	711,103	644,301	68,332	(1,530)	(0.2)%
Total	$7,427,120	$6,729,253	$278,204	$419,663	6.2%

The following table sets forth the maturities of the Bank’s time certificates of deposits in the amount of $100,000 or more as of December 31, 2018:
Table 16 - Maturities of Time Certificates of Deposits $100,000 and Over

	Balance	Percentage
	(Dollars in thousands)
1 to 3 months	$54,475	15.5%
4 to 6 months	71,042	20.2%
7 to 12 months	136,348	38.8%
Over 12 months	89,764	25.5%
Total	$351,629	100.0%

The Company also participates in the Promontory Interfinancial Network, allowing the Bank to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market and amounted to $180.5 million and $48.5 million, at December 31, 2018 and December 31, 2017, respectively. The increase in this amount was driven primarily by the aforementioned transition of the customer repurchase agreements to deposit product offerings. Additionally, during the second quarter of 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was promulgated and determined that reciprocal deposits, such as those acquired through the Promontory Interfinancial Network, were no longer to be treated as brokered deposits. Accordingly, these amounts are no longer included in the total brokered amounts reported by the Company.
    In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the Promontory Interfinancial Network, which amounted to $6.0 million at both December 31, 2018 and December 31, 2017.

Borrowings    The Company's borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.

The Company's total borrowings decreased during 2018 due primarily to the Company's discontinuance and transition of $141.2 million in customer repurchase agreements, which were classified as borrowings in 2017, into deposits during the fourth quarter of 2018, offset by a $122.0 million overnight borrowing position at December 31, 2018. Also, during 2018 the Company assumed $3.1 million of junior subordinated debentures as a result of the MNB Bancorp acquisition. These debentures were subsequently redeemed by the Company in early 2019.

During 2017 the Company assumed, at fair value, $2.5 million of FHLB borrowings as a result of the Island Bancorp acquisition.

The following table sets forth the balance of borrowings, net of applicable debt issuance costs, at the periods indicated:
Table 17 - Borrowings by Category

	December 31
	2018	2017	% Change
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$147,806	$53,264	177.5%
Customer repurchase agreements and other short-term borrowings	—	162,679	(100.0)%
Junior subordinated debentures	76,173	73,073	4.2%
Subordinated debentures	34,728	34,682	0.1%
Total	$258,707	$323,698	(20.1)%

See Note 8, "Borrowings" within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.
Capital Resources    The Federal Reserve Board (Federal Reserve), the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Effective January 1, 2015, risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Common Equity Tier 1 capital ratio of 4.5%, Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. In addition, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At December 31, 2018, the Company and the Bank exceeded the minimum requirements for Common Equity Tier 1 capital, Tier 1 capital, total capital, and Tier 1 leverage capital, inclusive of the capital conservation buffer. See Note 20, “Regulatory Matters” within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding capital requirements.

Results of Operations

Table 18 - Summary of Results of Operations

	Years Ended December 31
	2018	2017
	(Dollars in thousands, except per share data)
Net income	$121,622	$87,204
Diluted earnings per share	$4.40	$3.19
Return on average assets	1.46%	1.11%
Return on average equity	12.31%	9.55%
Stockholders' equity as % of assets	12.13%	11.68%
Net interest margin	3.91%	3.60%

Net Interest Income    The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax-equivalent basis, net interest income was $298.9 million in 2018, a 14.8% increase from 2017 net interest income of $260.4 million. The overall increase is due in part to higher interest earning assets, which is driven by both recent acquisitions and organic growth, combined with the Company's sustained asset sensitive position.
The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for 2018, 2017 and 2016. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Table 19 - Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31
	2018			2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$136,140	$2,676	1.97%	$124,014	$1,418	1.14%	$228,861	$1,190	0.52%
Securities
Securities - trading	1,549	—	—%	1,223	—	—%	701	—	—%
Securities - taxable investments	999,744	26,513	2.65%	901,891	22,465	2.49%	826,131	20,851	2.52%
Securities - nontaxable investments (1)	2,098	76	3.62%	3,186	135	4.24%	4,486	180	4.01%
Total securities	1,003,391	26,589	2.65%	906,300	22,600	2.49%	831,318	21,031	2.53%
Loans held for sale	5,396	159	2.95%	4,760	92	1.93%	9,213	235	2.55%
Loans(2)
Commercial and industrial	958,414	45,754	4.77%	875,056	36,048	4.12%	848,434	33,206	3.91%
Commercial real estate (1)	3,128,659	144,045	4.60%	3,067,077	127,512	4.16%	2,748,337	111,977	4.07%
Commercial construction	385,771	19,615	5.08%	365,277	16,387	4.49%	365,590	15,094	4.13%
Small business	142,850	8,362	5.85%	128,559	7,145	5.56%	108,619	5,875	5.41%
Total commercial	4,615,694	217,776	4.72%	4,435,969	187,092	4.22%	4,070,980	166,152	4.08%
Residential real estate	794,735	31,768	4.00%	713,608	28,179	3.95%	633,313	25,487	4.02%
Home equity	1,067,365	44,505	4.17%	1,030,881	38,388	3.72%	952,736	32,889	3.45%
Total consumer real estate	1,862,100	76,273	4.10%	1,744,489	66,567	3.82%	1,586,049	58,376	3.68%
Other consumer	12,116	952	7.86%	10,641	944	8.87%	13,398	1,185	8.84%
Total loans	6,489,910	295,001	4.55%	6,191,099	254,603	4.11%	5,670,427	225,713	3.98%

Total Interest-Earning Assets	7,634,837	324,425	4.25%	7,226,173	278,713	3.86%	6,739,819	248,169	3.68%
Cash and Due from Banks	103,911			97,694			91,107
Federal Home Loan Bank Stock	13,200			12,781			12,831
Other Assets	553,226			554,117			544,917
Total Assets	$8,305,174			$7,890,765			$7,388,674

Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,658,798	$5,582	0.21%	$2,541,845	$3,656	0.14%	$2,399,147	$3,173	0.13%
Money market	1,367,743	7,465	0.55%	1,298,598	4,224	0.33%	1,178,262	2,996	0.25%
Time certificates of deposits	655,983	6,948	1.06%	622,909	4,822	0.77%	649,678	4,971	0.77%
Total interest bearing deposits	4,682,524	19,995	0.43%	4,463,352	12,702	0.28%	4,227,087	11,140	0.26%
Borrowings							—
Federal Home Loan Bank borrowings	59,932	1,083	1.81%	59,204	1,385	2.34%	61,398	1,653	2.69%
Customer repurchase agreements and other short-term borrowings	129,890	248	0.19%	166,152	257	0.15%	149,042	208	0.14%
Wholesale repurchase agreements	—	—	—%	—	—	—%	—	—	—%
Junior subordinated debentures	73,458	2,501	3.40%	73,074	2,281	3.12%	73,207	4,083	5.58%
Subordinated debt	34,705	1,709	4.92%	34,658	1,709	4.93%	34,612	1,709	4.94%
Total borrowings	297,985	5,541	1.86%	333,088	5,632	1.69%	318,259	7,653	2.40%
Total interest-bearing liabilities	4,980,509	25,536	0.51%	4,796,440	18,334	0.38%	4,545,346	18,793	0.41%
Demand deposits	2,252,006			2,098,501			1,924,173
Other liabilities	84,671			82,840			106,766
Total liabilities	7,317,186			6,977,781			6,576,285
Stockholders’ equity	987,988			912,984			812,389
Total liabilities and stockholders’ equity	$8,305,174			$7,890,765			$7,388,674
Net interest income(1)		$298,889			$260,379			$229,376
Interest rate spread(3)			3.74%			3.48%			3.27%
Net interest margin(4)			3.91%			3.60%			3.40%
Supplemental Information
Total deposits, including demand deposits	$6,934,530	$19,995		$6,561,853	$12,702		$6,151,260	$11,140
Cost of total deposits			0.29%			0.19%			0.18%
Total funding liabilities, including demand deposits	$7,232,515	$25,536		$6,894,941	$18,334		$6,469,519	$18,793
Cost of total funding liabilities			0.35%			0.27%			0.29%

(1)
The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $724,000 for 2018 and $1.5 million for both 2017 and 2016. The FTE adjustment relates to nontaxable investment securities with average balances of $2.1 million, $3.2 million, and $4.5 million in 2018, 2017, and 2016, respectively, and nontaxable industrial development bonds with average balances of $55.7 million at 2018 and $69.9 million at both 2017 and 2016.

(2)	Loans include portfolio loans and nonaccrual loans, however unpaid interest on nonaccrual loans has not been included for purposes of determining interest earned.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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
Table 20 - Volume Rate Analysis

	Years Ended December 31
	2018 Compared To 2017			2017 Compared To 2016			2016 Compared To 2015
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest-earning deposits, federal funds sold and short term investments	$1,119	$139	$1,258	$773	$(545)	$228	$614	$227	$841
Securities
Taxable securities	1,611	2,437	4,048	(298)	1,912	1,614	(248)	979	731
Nontaxable securities(1)	(13)	(46)	(59)	7	(52)	(45)	9	(24)	(15)
Total securities			3,989			1,569			716
Loans held for sale	55	12	67	(29)	(114)	(143)	11	(1)	10
Loans
Commercial and industrial	6,272	3,434	9,706	1,800	1,042	2,842	13	(376)	(363)
Commercial real estate	13,973	2,560	16,533	2,548	12,987	15,535	(1,332)	6,508	5,176
Commercial construction	2,309	919	3,228	1,306	(13)	1,293	(317)	2,573	2,256
Small business	423	794	1,217	191	1,079	1,270	(33)	1,008	975
Total commercial			30,684			20,940			8,044
Residential real estate	385	3,204	3,589	(539)	3,231	2,692	200	(316)	(116)
Home equity	4,758	1,359	6,117	2,801	2,698	5,499	50	2,062	2,112
Total consumer real estate			9,706			8,191			1,996
Total other consumer	(123)	131	8	3	(244)	(241)	(113)	(366)	(479)
Loans(1)			40,398			28,890			9,561
Total			$45,712			$30,544			$11,128
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$1,758	$168	$1,926	$294	$189	$483	$(632)	$249	$(383)
Money market	3,016	225	3,241	922	306	1,228	(79)	197	118
Time certificates of deposits	1,870	256	2,126	56	(205)	(149)	253	(424)	(171)
Total interest-bearing deposits			7,293			1,562			(436)
Borrowings
Federal Home Loan Bank borrowings	(319)	17	(302)	(209)	(59)	(268)	382	(937)	(555)
Customer repurchase agreements and other short-term borrowings	47	(56)	(9)	25	24	49	(18)	16	(2)
Wholesale repurchase agreements	—	—	—	—	—	—	—	(746)	(746)
Junior subordinated debentures	208	12	220	(1,795)	(7)	(1,802)	68	(11)	57
Subordinated debt	(2)	2	—	(2)	2	—	53	(195)	(142)
Total borrowings			(91)			(2,021)			(1,388)
Total			$7,202			$(459)			$(1,824)
Change in net interest income			$38,510			$31,003			$12,952

(1)	The table above reflects income determined on a fully tax equivalent basis. See footnotes to Table 19 above for the related adjustments.

Provision For Loan Losses    The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses totaled $4.8 million in 2018, compared with $3.0 million in 2017. The increase in provision was primarily due to organic loan growth throughout the year. The Company’s allowance for loan losses, as a percentage of total loans, was 0.93% at December 31, 2018, as compared to 0.95% at December 31, 2017. Net charge-offs for the years ended December 31, 2018 and 2017 totaled $1.1 million and $3.9 million, respectively.
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

In general, the national and local economies expanded at a moderate pace through much of 2018. The labor market in the New England market remains strong although certain industries such as restaurants reported labor shortages due to a tight supply. Wage increases appear mixed in the region while a recent mandated increase to the minimum wage in Massachusetts is leading to increases in some labor costs. Retailers reported generally favorable sales trends year-over-year and capital spending plans in 2019 are expected to be higher than those in 2018. Median sales prices on residential real estate remain strong and the volume of sales continues to climb, increasing over 2% as compared to the year ago period. Commercial real estate markets remained relatively strong within the Bank’s footprint. Office leasing activity remained very robust while demand for industrial space continued to grow. Commercial construction activity in the Boston market is expected to remain healthy in the near term. The overall economic outlook for the near term remains generally positive for the New England region.

Noninterest Income    The following table sets forth information regarding noninterest income for the periods shown:
Table 21 - Noninterest Income

	Years Ended December 31
			Change
	2018	2017	Amount	%
	(Dollars in thousands)
Deposit account fees	$18,327	$17,822	$505	2.8%
Interchange and ATM fees	18,916	17,291	1,625	9.4%
Investment management	26,155	23,802	2,353	9.9%
Mortgage banking income	4,071	4,960	(889)	(17.9)%
Increase in cash surrender value of life insurance policies	4,060	4,127	(67)	(1.6)%
Gain on life insurance benefits	1,463	—	1,463	—%
Loan level derivative income	2,373	3,836	(1,463)	(38.1)%
Other noninterest income	13,140	11,156	1,984	17.8%
Total	$88,505	$82,994	$5,511	6.6%

The primary reasons for significant variances in the noninterest income category shown in the preceding table are noted below:
Deposit account fees increased due to overall increased household accounts, including the impact of recent acquisitions.
Interchange and ATM fees increased driven mainly by increased account activity and a larger customer base.
Investment management revenue increased primarily due to an increase in assets under administration, which grew from $3.5 billion at December 31, 2017 to $3.6 billion at December 31, 2018, inclusive of the acquired MNB Bancorp portfolio of $160.9 million. The inclusion of the MNB Bancorp portfolio along with increased retail commissions helped offset the impact of weak equity markets that prevailed during the fourth quarter.
Mortgage banking income decreased, primarily driven by lower overall sold loan volume, as a higher percentage of closed loans were retained in the Company's portfolio during 2018 as compared to the prior year.
Loan level derivative income decreased due to lower customer demand during the year.

Other noninterest income increased during the year, primarily due to a gain of $1.1 million on the sale of a previously closed branch facility.

Noninterest Expense    The following table sets forth information regarding noninterest expense for the periods shown:
Table 22 - Noninterest Expense

	Years Ended December 31
			Change
	2018	2017	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$124,328	$116,600	$7,728	6.6%
Occupancy and equipment	27,098	24,693	2,405	9.7%
Data processing and facilities management	5,125	4,988	137	2.7%
FDIC assessment	2,774	3,068	(294)	-9.6%
Advertising	4,942	4,989	(47)	(0.9)%
Consulting	3,891	4,038	(147)	(3.6)%
Debit card expense	3,429	3,430	(1)	—%
Merger & acquisitions	11,168	3,393	7,775	229.1%
Software maintenance	4,202	3,636	566	15.6%
Other noninterest expense	39,012	35,524	3,488	9.8%
Total	$225,969	$204,359	$21,610	10.6%
The primary reasons for significant variances in the noninterest expense category shown in the preceding tables are noted below:
The increase in salaries and employee benefits reflects overall increases in the employee base during 2018 (including the recent acquisitions of MNB Bancorp and Island Bancorp) along with increases in expenses associated with incentives, medical insurance, payroll taxes and commissions.
Occupancy and equipment expense increases were attributable to added costs from the MNB Bancorp acquisition, as well as increases in building maintenance and repairs and utility costs.
FDIC assessment decreased due to a reduction in assessment rates combined with strong financial results driving further reductions.
Consulting expense decreased during 2018 due primarily to timing of strategic initiatives.
The majority of the merger and acquisition expenses in 2018 are associated with the fourth quarter 2018 closing of the MNB Bancorp acquisition and to a smaller degree, the Blue Hills Bancorp acquisition which is anticipated to close in the first half of 2019. The majority of these costs include contract terminations, severance and legal fees. The majority of merger and acquisition expense in 2017 was related to compensation and severance agreements, as well as contract termination costs, associated with the Island Bancorp acquisition which closed in the second quarter of 2017.
Software maintenance increases reflect additional investments in technology to support the Company's growth.
Other noninterest expenses increased due primarily to increases in the loss on equity securities, legal fees, director fees and internet banking expenses.

Income Taxes    The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 23 - Tax Provision and Applicable Tax Rates

	December 31
	2018	2017	2016
	(Dollars in thousands)
Combined federal and state income tax provisions	$34,304	$47,341	$35,427
Effective income tax rates	22.00%	35.19%	31.61%
Blended Statutory tax rate	28.23%	40.93%	40.90%

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
Table 24 - New Markets Tax Credit Recognition Schedule

Year and Amount of Investment		2018	2019
	(Dollars in thousands)
2012	$21,400	$1,285	$—
2013	44,600	2,675	2,675
Total	$66,000	$3,960	$2,675

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2032, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $50.2 million, of which $46.3 million has been funded. The Company recognized a net tax benefit of approximately $1.0 million for the 2018 calendar year, and anticipates additional net tax benefits of $7.4 million over the remaining life of the investments from the combination of tax credits and operating losses.
For additional information related to the Company's income taxes see Note 13, "Income Taxes" and Note 14, "Low Income Housing Project Investments" within Notes to the Consolidated Financial Statements included in Item 8 hereof.
Dividends    The Company declared cash dividends of $1.52 per common share in 2018 and $1.28 per common share in 2017. The 2018 and 2017 ratio of dividends paid to earnings was 33.03% and 39.04%, respectively.
Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends of the Company will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deems appropriate.
Comparison of 2017 vs. 2016    In May of 2017, the Company completed the Island Bancorp acquisition, acquiring loans of $155.6 million and deposits of $159.6 million. In November of 2016, the Company completed the New England Bancorp, Inc.

("NEB") acquisition, acquiring loans of $225.7 million and deposits of $175.7 million, at fair value. As of December 31, 2017, the Company’s total assets were $8.1 billion, which represented an increase of $372.7 million, or 4.8%, as compared to December 31, 2016. Total average assets were $7.9 billion and $7.4 billion in 2017 and 2016, respectively. Total securities of $946.5 million at December 31, 2017 increased $95.0 million compared to the $851.5 million reported on December 31, 2016. Total loans of $6.4 billion at December 31, 2017 increased $355.9 million compared to the prior year end. Total deposits of $6.7 billion at December 31, 2017 reflected an increase of $317.0 million, or 4.9%, as compared to December 31, 2016. Borrowings decreased by $11.8 million, or 3.5%, during the year ended December 31, 2017. Stockholders’ equity increased by $79.1 million in 2017.
Net income for 2017 was $87.2 million, or $3.19 per diluted share, compared to $76.6 million, or $2.90 per diluted share, in 2016. Return on average assets and return on average common equity were 1.11% and 9.55%, respectively, for 2017 and 1.04% and 9.43%, respectively, for 2016.
On a fully tax-equivalent basis, net interest income was $260.4 million in 2017, a 13.5% increase from 2016 net interest income of $229.4 million. The overall increase is due in part to higher interest earning assets, which was driven by acquisitions and organic growth, as well as increased market rates on short-term indexed assets, lower borrowings cost, and the reinvestment of excess liquidity.
Interest expense for the year ended December 31, 2017 decreased to $18.3 million from $18.8 million recorded in 2016, driven by a decrease in the total cost of funds of two basis points to 0.27% for 2017, as compared to 0.29% for 2016. Average interest-bearing deposits increased $236.3 million, or 5.6%, over the prior year while the cost of these deposits increased to 0.19% in 2017 from 0.18% in 2016.
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
The primary reasons for significant variances in the noninterest income category between 2017 and 2016 are noted below:
Deposit account fees decreased as a result of decreased overdraft fees.
Interchange and ATM fees increased as a result of the continued successful growth of core checking accounts, and to a lesser degree by the Island Bancorp acquisition.
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
The primary reasons for significant variances in the noninterest expense category between 2017 and 2016 are noted below:
The increase in salaries and employee benefits reflects overall increases in the employee base during 2017 (including the acquisition of Island Bancorp) along with increases in expenses associated with medical insurance, payroll taxes, commissions, and retirement benefits.
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
Credit Risk   Credit risk represents the possibility that the Company's borrowing customers or other counterparties may not repay loans or other contractual obligations according to their terms due to changes in the financial capacity, ability and/or willingness of such borrowing customers or counterparties to meet their obligations. In some cases, the collateral securing the payment of the loans may be sufficient to assure repayment, but in other cases the Company may experience significant credit losses which could have an adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 4, “Loans, Allowance for Loan Losses and Credit Quality” within Notes to Consolidated Financial Statements included in Item 8 hereof.
Operations Risk    Operations risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, natural disasters and security risks. The potential for operational risk exposure exists throughout the organization. Integral to the Company's performance is the continued effectiveness of the Company's colleagues, technical systems, operational infrastructure and relationships with key third party service providers. Failure by any or all of these resources subjects the Company to risks that may vary in size, scale and scope. These risks include, but are not limited to, operational or technical failures, unlawful tampering with technical systems, cyber security, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of the key individuals to perform properly. The Bank maintains an Operations Risk Committee comprised of members of management whose purpose is to assess and mitigate levels of operations risk.  The Committee apprises the Board quarterly of its assessment of the state of operations risk relevant to stated risk appetite guidelines.
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

The results of all scenarios are outlined in the table below:
Table 25 - Interest Rate Sensitivity

	Years Ended December 31
	2018		2017
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-200	(11.9)%	(17.8)%	n/a	n/a
-100	(5.3)%	(7.2)%	(8.6)%	(10.8)%
+100	3.5%	7.6%	5.4%	9.3%
+200	6.4%	12.6%	10.3%	16.4%
+300	9.3%	17.6%	15.3%	23.7%
+400	12.2%	22.6%	20.2%	30.8%

Gradual rate shifts (basis points)
-200 over 12 months	(5.4)%	(15.3)%	n/a	n/a
-100 over 12 months	(2.2)%	(5.8)%	(3.7)%	(9.5)%
+200 over 12 months	3.2%	11.2%	5.0%	14.7%
+400 over 24 months	3.2%	14.2%	5.0%	19.5%

Alternative scenarios
Flat up 200 basis points scenario	3.5%	12.1%	5.1%	14.1%

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

The most significant factors affecting market risk exposure of the Company’s net interest income during the year ended December 31, 2018 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate and LIBOR rates, and the interest rates being offered on long-term fixed rate loans.
The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by utilizing interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. Additionally, the Company may manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts. Prior to closing and funding certain 1- 4 family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. See Note 11,, “Derivatives and Hedging Activities” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for additional information regarding the Company’s Derivative Financial Instruments.
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

The Company actively manages its liquidity position under the direction of the Asset-Liability Committee of the Bank ("ALCO"). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB less short-term liabilities relative to total assets, was within policy limits at December 31, 2018. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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
Borrowing capacity at the FHLB and the Federal Reserve is impacted by the amount and type of assets available to be pledged. For example, a prime, one-to-four family, residential loan may provide 75 cents of borrowing capacity for every $1.00 pledged, whereas, a commercial loan may provide a lower amount. As a result, the Company’s strategic lending decisions can also affect its liquidity position.
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
The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 26 - Sources of Liquidity

	December 31
	2018			2017
	Outstanding	Additional Borrowing Capacity		Outstanding		Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$147,806	$953,539	(1)	$53,264		$954,789	(1)
Federal Reserve Bank of Boston	—	705,242	(2)	—		720,005	(2)
Unpledged securities	—	691,383		—		375,155
Customer repurchase agreements	—	—	(3)	162,679		—	(3)
Junior subordinated debentures	76,173	—	(3)	73,073		—	(3)
Subordinated debt	34,728	—	(3)	34,682		—	(3)
Brokered deposits (1)	6,000	—	(3)	54,541	(4)	—	(3)
	$264,707	$2,350,164		$378,239		$2,049,949

(1)
Loans with a carrying value of $1.6 billion and $1.5 billion at December 31, 2018 and 2017, respectively, have been pledged to the Federal Home Loan Bank of Boston resulting in this additional borrowing capacity.

(2)
Loans with a carrying value of $1.2 billion at both December 31, 2018 and 2017, respectively, have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

(3)	The additional borrowing capacity has not been assessed for these categories.

(4)
Inclusive of $48.5 million of reciprocal deposits acquired through participation in the Promontory Interfinancial Network as of December 31, 2017. The Economic Growth, Regulatory Relief, and Consumer Protection Act, which was promulgated during the second quarter of 2018, states that most reciprocal deposits are no longer treated as brokered deposits. As such, the Company is prospectively reporting deposits from the promontory Interfinancial Network as nonbrokered.

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

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments
The Company has entered into contractual obligations, commitments, and off-balance sheet financial instruments. The amounts below assume the contractual obligations and commitments will run through the end of the applicable term and, as such, do not include early termination fees or penalties where applicable. The following tables summarize the Company’s contractual obligations, other commitments, contingencies, and off-balance sheet financial instruments at December 31, 2018:

Table 27 - Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments by Maturity

	Payments Due — By Period
Contractual Obligations, Commitments and Contingencies	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years (2)
	(Dollars in thousands)
FHLB advances (1)	$147,806	$147,046	$—	$—	$760
Junior subordinated debentures (1)	76,291	—	—	—	76,291
Subordinated debt (1)	35,000	—	—	—	35,000
Time certificates of deposits	711,103	511,292	153,010	46,801	—
All other deposits with no maturity	6,716,017	—	—	—	6,716,017
Lease obligations	48,924	9,455	16,742	11,171	11,556
Vendor contracts	56,184	14,838	21,630	16,516	3,200
Retirement benefit obligations (3)	49,702	1,009	2,004	2,109	44,580
Pending acquisition of Blue Hills Bancorp, Inc.	605,337	605,337	—	—	—
Total Contractual Obligations	$8,446,364	$1,288,977	$193,386	$76,597	$6,887,404

	Amount of Commitment Expiring — By Period
Off-Balance Sheet Financial Instruments	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years (2)
	(Dollars in thousands)
Commitments to extend credit	$2,639,688	$328,297	$167,238	$66,504	$2,077,649
Standby letters of credit	16,708	9,545	2,363	—	4,800
Mortgage derivatives - notional value	16,852	16,852	—	—	—
Interest rate swaps - notional value	575,000	—	50,000	425,000	100,000
Customer-related positions
Foreign exchange contracts - notional value	63,802	60,297	3,505	—	—
Loan level interest rate swaps - notional value	951,607	50,702	222,126	171,033	507,746
Total Commitments	$4,263,657	$465,693	$445,232	$662,537	$2,690,195

(1)
The Company has hedged certain short-term borrowings and variable rate junior subordinated debentures, effectively converting the borrowings to a fixed rate. Amounts maturing represent contractual amounts due and do not include any issuance costs, which may be presented on a net basis in the financial statements.

(2)	Items with no maturity are presented in the table in the after five year's category.

(3)
Retirement benefit obligations include expected contributions to the Company’s frozen pension plan, post retirement plans and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2018 - June 30, 2019 and reflect only the expected minimum required contribution. Contributions beyond this plan year cannot be quantified as they will be determined based upon the return on the investments in the plan and the discount rate used to quantify the liability. Expected contributions for the post retirement plans and supplemental executive retirement plans include obligations that are payable over the life of the participants.

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
Valuation of Goodwill/Intangible Assets and Analysis for Impairment     The Company has increased its market share through the acquisition of entire financial institutions accounted for under the acquisition method of accounting, as well as from the acquisition of branches (not the entire institution) and other nonbanking entities. For all acquisitions, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value the two step quantitative impairment test is performed. Step one of the quantitative impairment testing compares book value to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. Step one of the impairment testing was passed for all reporting units during 2018. The remainder of the Company’s goodwill relates to acquisitions that are fully integrated into the retail banking operations, which management does not consider to be at risk of failing step one in the near future. The Company’s intangible assets are subject to amortization and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be receivable. If applicable, the Company tests each of the intangibles by comparing the carrying value of the intangible to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.
Valuation of Securities and Analysis for Impairment    Securities that the Company has the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Trading and equity securities are carried at fair value, with unrealized gains and losses recorded in other noninterest income. All other securities are classified as securities available-for-sale and are carried at fair market value. The fair values of securities are based on either quoted market price or third party pricing services. In general, the third-party pricing services employ various methodologies, including but not limited to, broker quotes and proprietary models. Management does not typically adjust the prices received from third-party pricing services. Depending upon the type of security, management employs various techniques to analyze the pricing it receives from third-parties, such as reviewing model inputs, reviewing comparable trades, analyzing changes in market yields and, in certain instances, reviewing the underlying collateral of the security. Management reviews changes in fair values from period to period and performs testing to ensure that the prices received from the third parties are consistent with their expectation of the market.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Item 7 hereof.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Independent Bank Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Independent Bank Corp. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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
February 28, 2019

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2018	2017
Assets
Cash and due from banks	$127,503	$103,485
Interest-earning deposits with banks	122,952	109,631
Securities
Trading	1,504	1,324
Equities	19,477	—
Available for sale	442,752	447,498
Held to maturity (fair value $603,640 and $494,194)	611,490	497,688
Total securities	1,075,223	946,510
Loans held for sale (at fair value)	6,431	4,768
Loans
Commercial and industrial	1,093,629	888,528
Commercial real estate	3,251,248	3,116,561
Commercial construction	365,165	401,797
Small business	164,676	132,370
Residential real estate	923,294	754,329
Home equity - first position	654,083	612,990
Home equity - subordinate positions	438,001	439,098
Other consumer	16,098	9,880
Total loans	6,906,194	6,355,553
Less: allowance for loan losses	(64,293)	(60,643)
Net loans	6,841,901	6,294,910
Federal Home Loan Bank stock	15,683	11,597
Bank premises and equipment, net	97,581	94,722
Goodwill	256,105	231,806
Other intangible assets	15,250	9,341
Cash surrender value of life insurance policies	160,456	151,528
Other real estate owned and other foreclosed assets	—	612
Other assets	132,507	123,119
Total assets	$8,851,592	$8,082,029
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$2,450,907	$2,159,396
Savings and interest checking accounts	2,865,349	2,599,922
Money market	1,399,761	1,325,634
Time certificates of deposit of $100,000 and over	351,629	278,531
Other time certificates of deposits	359,474	365,770
Total deposits	7,427,120	6,729,253
Borrowings
Federal Home Loan Bank borrowings	147,806	53,264
Junior subordinated debentures (less unamortized debt issuance costs of $118 and $125)	76,173	73,073
Subordinated debentures (less unamortized debt issuance costs of $272 and $318)	34,728	34,682
Customer repurchase agreements	—	162,679
Total borrowings	258,707	323,698
Other liabilities	92,275	85,269
Total liabilities	7,778,102	7,138,220
Commitments and contingencies	—	—
Stockholders' Equity
Preferred stock, $.01 par value; authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value; authorized: 75,000,000 shares, issued and outstanding: 28,080,408 shares at December 31, 2018 and 27,450,190 shares at December 31, 2017 (includes 153,459 and 177,191 shares of unvested participating restricted stock awards, respectively)	279	273
Value of shares held in rabbi trust at cost: 153,226 shares at December 31, 2018 and 164,438 shares at December 31, 2016	(4,718)	(4,590)
Deferred compensation obligation	4,718	4,590
Additional paid in capital	527,648	479,430
Retained earnings	546,736	465,937
Accumulated other comprehensive loss, net of tax	(1,173)	(1,831)
Total stockholders' equity	1,073,490	943,809
Total liabilities and stockholders' equity	$8,851,592	$8,082,029
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2018	2017	2016
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans	$294,293	$253,131	$224,244
Taxable interest and dividends on securities	26,513	22,465	20,851
Nontaxable interest and dividends on securities	60	88	117
Interest on loans held for sale	159	92	235
Interest on federal funds sold and short-term investments	2,676	1,418	1,190
Total interest and dividend income	323,701	277,194	246,637
Interest expense
Interest on deposits	19,995	12,702	11,140
Interest on borrowings	5,541	5,632	7,653
Total interest expense	25,536	18,334	18,793
Net interest income	298,165	258,860	227,844
Provision for loan losses	4,775	2,950	6,075
Net interest income after provision for loan losses	293,390	255,910	221,769
Noninterest income
Deposit account fees	18,327	17,822	18,652
Interchange and ATM fees	18,916	17,291	16,210
Investment management	26,155	23,802	21,809
Mortgage banking income	4,071	4,960	6,607
Increase in cash surrender value of life insurance policies	4,060	4,127	4,089
Gain on life insurance benefits	1,463	—	—
Loan level derivative income	2,373	3,836	6,155
Other noninterest income	13,140	11,156	8,906
Total noninterest income	88,505	82,994	82,428
Noninterest expenses
Salaries and employee benefits	124,328	116,600	108,636
Occupancy and equipment expenses	27,098	24,693	22,867
Data processing & facilities management	5,125	4,988	4,975
FDIC assessment	2,774	3,068	3,380
Advertising expense	4,942	4,989	5,202
Consulting expense	3,891	4,038	3,486
Debit card expense	3,429	3,430	2,993
Loss on extinguishment of debt	—	—	437
Merger and acquisition expense	11,168	3,393	5,455
Software maintenance	4,202	3,636	3,061
Other noninterest expenses	39,012	35,524	31,630
Total noninterest expenses	225,969	204,359	192,122
Income before income taxes	155,926	134,545	112,075
Provision for income taxes	34,304	47,341	35,427
Net Income	$121,622	$87,204	$76,648
Basic earnings per share	$4.41	$3.19	$2.90
Diluted earnings per share	$4.40	$3.19	$2.90
Weighted average common shares (basic)	27,592,380	27,294,028	26,404,071
Common share equivalents	61,428	78,076	51,847
Weighted average common shares (diluted)	27,653,808	27,372,104	26,455,918
Cash dividends declared per common share	$1.52	$1.28	$1.16
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2018	2017	2016
	(Dollars in thousands)
Net income	$121,622	$87,204	$76,648
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	(4,501)	(677)	(1,133)
Net change in fair value of cash flow hedges	4,829	443	2,170
Net change in other comprehensive income for defined benefit postretirement plans	1,558	(260)	78
Total other comprehensive income (loss)	1,886	(494)	1,115
Total comprehensive income	$123,508	$86,710	$77,763

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(Dollars in thousands, except per share data)
Balance December 31, 2015	26,236,352	$260	$(3,958)	$3,958	$405,486	$368,169	$(2,452)	$771,463
Net income	—	—	—	—	—	76,648	—	76,648
Other comprehensive income	—	—	—	—	—	—	1,115	1,115
Common dividend declared ($1.16 per share)	—	—	—	—	—	(30,722)	—	(30,722)
Common stock issued for acquisition	672,665	7	—	—	40,723	—	—	40,730
Proceeds from exercise of stock options, net of cash paid	13,449	—	—	—	201	—	—	201
Tax benefit related to equity award activity	—	—	—	—	476	—	—	476
Stock based compensation	—	—	—	—	2,965	—	—	2,965
Restricted stock awards issued, net of awards surrendered	33,432	1	—	—	(697)	—	—	(696)
Shares issued under direct stock purchase plan	49,915	—	—	—	2,323	—	—	2,323
Deferred compensation and other retirement benefit obligations	—	—	(319)	319	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	187	—	—	187
Balance December 31, 2016	27,005,813	$268	$(4,277)	$4,277	$451,664	$414,095	$(1,337)	$864,690
Cumulative effect accounting adjustment (1)	—	—	—	—	542	(365)	—	177
Net income	—	—	—	—	—	87,204	—	87,204
Other comprehensive loss	—	—	—	—	—	—	(494)	(494)
Common dividend declared ($1.28 per share)	—	—	—	—	—	(34,997)	—	(34,997)
Common stock issued for acquisition	369,286	4	—	—	23,464	—	—	23,468
Proceeds from exercise of stock options	19,340	—	—	—	214	—	—	214
Stock based compensation	—	—	—	—	3,333	—	—	3,333
Restricted stock awards issued, net of awards surrendered	31,665	1	—	—	(1,423)	—	—	(1,422)
Shares issued under direct stock purchase plan	24,086	—	—	—	1,636	—	—	1,636
Deferred compensation and other retirement benefit obligations	—	—	(313)	313	—	—	—	—
Balance December 31, 2017	27,450,190	$273	$(4,590)	$4,590	$479,430	$465,937	$(1,831)	$943,809
Opening balance reclassification (2)	—	—	—	—	—	397	(397)	—
Cumulative effect accounting adjustment (3)	—	—	—	—	—	831	(831)	—
Net income	—	—	—	—	—	121,622	—	121,622
Other comprehensive income	—	—	—	—	—	—	1,886	1,886
Common dividend declared ($1.52 per share)	—	—	—	—	—	(42,051)	—	(42,051)
Common stock issued for acquisition	528,353	5	—	—	42,469	—	—	42,474
Proceeds from exercise of stock options, net of cash paid	23,195	—	—	—	184	—	—	184
Stock based compensation	—	—	—	—	4,225	—	—	4,225
Restricted stock awards issued, net of awards surrendered	43,383	1	—	—	(1,372)	—	—	(1,371)
Shares issued under direct stock purchase plan	35,287	—	—	—	2,712	—	—	2,712
Deferred compensation and other retirement benefit obligations	—	—	(128)	128	—	—	—	—
Balance December 31, 2018	28,080,408	$279	$(4,718)	$4,718	$527,648	$546,736	$(1,173)	$1,073,490

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

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2018	2017	2016
	(Dollars in thousands)
Cash flow from operating activities
Net income	$121,622	$87,204	$76,648
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,994	15,681	14,354
Provision for loan losses	4,775	2,950	6,075
Deferred income tax expense (benefit)	(4,497)	9,211	(5)
Tax expense related to write-down of investments in low income housing projects	—	466	—
Net loss on equity securities	1,225	—	—
Net (gain) loss on sale of securities	—	(3)	26
Net (gain) loss on bank premises and equipment	(1,126)	(108)	114
Net loss on other real estate owned and foreclosed assets	112	288	29
Realized gain on sale leaseback transaction	(730)	(1,034)	(1,034)
Stock based compensation	4,225	3,333	2,965
Excess tax benefit related to equity award activity	—	—	(476)
Increase in cash surrender value of life insurance policies	(4,060)	(4,127)	(4,089)
Gain on life insurance benefits	(1,463)	—	—
Change in fair value on loans held for sale	51	113	(87)
Net change in:
Trading assets	(180)	(520)	(448)
Loans held for sale	(1,714)	1,258	(62)
Other assets	503	20,022	7,627
Other liabilities	7,100	(3,825)	(8,738)
Total adjustments	20,215	43,705	16,251
Net cash provided by operating activities	141,837	130,909	92,899
Cash flows used in investing activities
Proceeds from sales of equity securities	5,752	—	—
Purchases of equity securities	(6,315)	—	—
Proceeds from sales of securities available for sale	—	1,027	618
Proceeds from maturities and principal repayments of securities available for sale	82,418	54,191	69,775
Purchases of securities available for sale	(78,990)	(140,885)	(69,671)
Proceeds from maturities and principal repayments of securities held to maturity	82,355	78,757	90,991
Purchases of securities held to maturity	(195,538)	(89,033)	(100,198)
Net redemption (purchases) of Federal Home Loan Bank stock	(2,376)	386	5,229
Investments in low income housing projects	(3,434)	(7,645)	(7,626)
Purchases of life insurance policies	(164)	(164)	(163)
Proceeds from life insurance policies	2,850	—	—
Net increase in loans	(258,633)	(204,702)	(227,838)
Net cash acquired (paid) in business combinations	(6,906)	6,289	8,668
Purchases of bank premises and equipment	(11,106)	(25,080)	(10,395)
Proceeds from the sale of bank premises and equipment	2,189	6,306	345
Proceeds from the sale of other real estate owned and foreclosed assets	387	3,784	1,583
Net payments relating to other real estate owned and foreclosed assets	—	—	(204)
Net cash used in investing activities	(387,511)	(316,769)	(238,886)
Cash flows provided by financing activities
Net decrease in time deposits	(1,430)	(19,509)	(104,803)
Net increase in other deposits	280,017	177,241	350,739
Net proceeds from (repayments of) short-term Federal Home Loan Bank borrowings	67,046	—	(37,000)
Repayments of long-term Federal Home Loan Bank borrowings	(2,475)	—	(65,791)
Net increase (decrease) in customer repurchase agreements	(21,503)	(14,234)	42,955
Loss on extinguishment of debt	—	—	437
Net proceeds from exercise of stock options	184	214	201
Restricted stock awards issued, net of awards surrendered	(1,371)	(1,422)	(696)

Excess tax benefit from stock based compensation	—	—	476
Tax benefit from deferred compensation distribution	—	—	187
Proceeds from shares issued under direct stock purchase plan	2,712	1,636	2,323
Common dividends paid	(40,167)	(34,045)	(29,711)
Net cash provided by financing activities	283,013	109,881	159,317
Net increase (decrease) in cash and cash equivalents	37,339	(75,979)	13,330
Cash and cash equivalents at beginning of year	213,116	289,095	275,765
Cash and cash equivalents at end of period	$250,455	$213,116	$289,095
Cash paid during the year for
Interest on deposits and borrowings	$25,337	$18,626	$18,963
Income taxes	$27,809	$32,865	$33,473
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned and foreclosed assets	$—	$511	$1,322
Net increase in capital commitments relating to low income housing project investments	$2,833	$20	$5,180
Transfer of customer repurchase agreements to deposits	$141,176	—	—
In conjunction with the Company's acquisitions, assets were acquired and liabilities were assumed as follows
Value of common stock issued for acquisition	$42,474	$23,468	$40,730
Fair value of assets acquired, net of cash acquired	$362,286	$179,252	$266,242
Fair value of liabilities assumed	$312,906	$162,073	$234,180
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Independent Bank Corp. (the “Company”) is a bank holding company whose principal subsidiary is Rockland Trust Company (“Rockland Trust” or the “Bank”). Rockland Trust is a state-chartered commercial bank, which operates eighty-seven full service and two limited service retail branches, thirteen commercial banking centers, eight investment management offices and one mortgage lending center, all of which are located in Eastern Massachusetts, including Cape Cod and Martha's Vineyard, with the exception of an investment management group/commercial lending office located in Providence, Rhode Island. Rockland Trust deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area. Rockland Trust is a community-oriented commercial bank, and the community banking business is the Company's only reportable operating segment.
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
Loans originated by the Bank to lessors of nonresidential buildings represented 15.1% and 15.4% of the total loan portfolio at December 31, 2018 and 2017, respectively. Within this concentration category, the Company believes it is well diversified among collateral property types and tenant industries.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents may include cash on hand, amounts due from banks, inclusive of interest-earning deposits held at banks, and federal funds sold. Generally, federal funds are sold for up to two week periods.
Securities
Investment securities are classified at the time of purchase as “available for sale,” “held to maturity,” “trading,” or "equity." Classification is constantly re-evaluated for consistency with corporate goals and objectives. Trading and equity securities are recorded at fair value with subsequent changes in fair value recorded in earnings. Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, trading or equity, are classified as “available for sale” and recorded at fair value, with changes in fair value excluded from earnings and reported in other comprehensive income, net of related tax. Purchase premiums and discounts are recognized in interest income, using the interest method, to arrive at periodic interest income at a constant effective yield, thereby reflecting the securities market yield. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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
In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2018 and 2017, the reserve for unfunded loan commitments was $1.3 million and $972,000, respectively.
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
Federal Home Loan Bank Stock
The Company, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. The Company continually reviews its investment to determine if OTTI exists. The Company reviews recent public filings, rating agency analysis and other factors when making its determination.

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

Core deposit intangibles	10 years
Noncompete agreements	1-3 years
Customer Lists	12 years
Leases	3-30 years

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
Cash Surrender Value of Life Insurance Policies
Increases in the cash surrender value (“CSV”) of life insurance policies, as well as benefits received net of any CSV, are recorded in other noninterest income, and are generally not subject to income taxes. The CSV of the policies is recorded as an asset of the Bank, with liabilities recognized for any split dollar arrangements associated with the policies. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. Regulatory requirements limit the total amount of CSV to be held with any individual carrier to 15% of Tier 1 capital (as defined for regulatory purposes) and the total CSV of all life insurance policies is limited to 25% of Tier 1 capital.

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
For those derivative instruments that are designated and qualify for special hedge accounting, the Company designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income, net of related tax. The Company considers any economic mismatch between the hedging instrument and the hedged transaction in its ongoing assessment of hedge effectiveness. If the hedging instrument is not highly effective at achieving offsetting cash flows attributable to the revised contractually specified interest rate(s), hedge accounting will be discontinued. At that time, accumulated other comprehensive income would be frozen and amortized, as long as the forecasted transactions are still probable of occurring. For derivative instruments designated and qualifying as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability or an identified portion thereof that is attributable to the hedged risk), the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. Hedge accounting is discontinued prospectively when (1) a derivative is no longer highly effective in offsetting changes in the fair value or cash flow of a hedged item, (2) a derivative expires or is settled, (3) it is no longer likely that a forecasted transaction associated with the hedge will occur, or (4) it is determined that designation of a derivative as a hedge is no longer appropriate.
To the extent the Company enters into new or re-designates existing hedging relationships, it is the Company's policy to include the Overnight Index Swap Rate in the spectrum of available benchmark interest rates for hedge accounting.
For derivative instruments not designated as hedging instruments, such as loan level derivatives, foreign exchange contracts and mortgage derivatives, changes in fair value are recognized in other noninterest income during the period of change and are included in changes in other assets or other liabilities on the Company's consolidated statement of cash flows.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement Plans
The Company has various retirement plans in place for current and former employees, including postretirement benefit plans, supplemental executive retirement plans, frozen multiemployer pension plans, deferred compensation plans, as well as other benefits.
The postretirement benefit plans and the supplemental executive retirement plans are unfunded and therefore have no plan assets. The actuarial cost method used to compute the benefit liabilities and related expense is the projected unit credit method. The projected benefit obligation is principally determined based on the present value of the projected benefit distributions at an assumed discount rate. The discount rate which is utilized is based on the investment yield of high quality corporate bonds available in the market place with maturities approximately equal to projected cash flows of future benefit payments as of the measurement date. Periodic benefit expense (or income) includes service costs and interest costs based on the assumed discount rate, amortization of prior service costs due to plan amendments and amortization of actuarial gains and losses. Service costs are included in salaries and employee benefits and all other costs are included in other noninterest expense. The amortization of actuarial gains and losses is determined using the 10% corridor minimum amortization approach and is taken over the average remaining future working lifetime of the plan participants. The underfunded status of the plans is recorded as a liability on the balance sheet.
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
Earnings Per Share
Basic earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities, not subject to performance based measures (i.e. unvested time-vested restricted stock). Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding (inclusive of participating securities). Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options or the attainment of performance measures) were issued during the period, computed using the treasury stock method.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Standards

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments - Credit Losses" Update No. 2016-13. Update No. 2016-13 was issued in June 2016 to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company will adopt the update on January 1, 2020 and is currently assessing the impact of the adoption of this standard on the Company's consolidated financial position. To date, the Company has been assessing the key differences and gaps between its current allowance methodologies and models with those it is considering to use upon adoption. This has included assessing the adequacy of existing loss data, developing models for default and loss estimates, and finalizing vendor selection. The Company has also begun developing accounting policies as well as considering the need for new internal controls relevant to the updated methodologies and models. The Company expects to validate its models and execute a parallel run beginning in early 2019. Since the Update No. 2016-13, the FASB has issued an amendment intended on improving the clarification of the amendment, FASB ASC Topic 326 "Financial Instruments - Credit Losses" Update No. 2018-19. The amendments in Update No. 2018-19 was issued in November 2018 and was intended to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases.

FASB ASC Topic 842 "Leases" Update No. 2016-02. Update No. 2016-02 was issued in February 2016 and affects any entity that enters into a lease (as that term is defined in this update), with some specified scope exemptions. The core principle of this update is that a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from previous GAAP. In addition, the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Since the issuance of Update 2016-02, the FASB has issued codification improvements to the standard in FASB ASC Topic 842 "Leases" Update No. 2018-10 and FASB ASC Topic 842 "Leases" Update No. 2018-11. The amendments in Update 2018-10 affect narrow aspects of the guidance issued in the amendments in Update 2016-02 and provide improvements or clarification to the previously issued update. The amendments in update 2018-11 are related to the transition relief on comparative reporting at adoption, which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This update applies to all entities with lease contracts that choose the additional transition method. For public companies, the amendments in these updates are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Additionally, FASB ASC Topic 842 "Leases" Update No. 2018-20 provided narrow-scope improvements for lessors, which was issued to increase transparency and comparability among organizations.
The Company adopted all of the Lease related Updates effective January 1, 2019 and used the effective date as the date of initial application, and therefore, periods prior to January 1, 2019 will not be restated. The Company elected the package of practical expedients, which permits the Company not to reassess prior conclusions about lease identifications, lease classification and initial direct costs under the new standard. The Company did not elect to apply the hindsight practical expedient pertaining to using hindsight knowledge as of the effective date when determining lease terms and impairment. As noted above, the new standard also provides practical expedients for an entity's ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify, and thus will not recognize ROU assets or lease liabilities for those leases. The adoption of these standards resulted in the recognition of new ROU assets and lease liabilities on its balance sheet for its real estate operating leases as of January 1, 2019, and requires significant new disclosures about its leasing activities prospectively. Upon adoption, the Company recognized on its balance sheet ROU assets of approximately $32.8 million, with a corresponding operating lease liability of approximately $34.1 million, with an adjustment to remove the Company's existing deferred rent liability of approximately $1.3 million. These amounts were based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.
FASB ASC Topic 815 "Derivatives and Hedging" Update No. 2018-16. Update No. 2018-16 was issued in October 2018.  The amendments in this update permit the Overnight Index Swap (OIS) rate based on Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the Treasury obligations of the U.S. government (UST), the London Interbank Offered Rate (LIBOR) swap rate, the OIS rate based on the

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fed Funds Effective Rate, and the Securities Industry and Financial markets Association (SIFMA) Municipal Swap Rate.  The amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  The amendments should be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption.  The Company is in the process of assessing the impact of this standard in conjunction with its efforts to review and address its loans that currently priced off LIBOR indexes and are tied to existing interest rate hedges.
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
FASB ASC Topic 820 "Fair Value Measurement" Update No. 2018-13. Update No. 2018-13 was issued in August 2018 and applies to all entities that are required, under existing GAAP, to add, modify, or remove various disclosures related to recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with certain amendments to be applied prospectively while others are to be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and delay adoption of the additional disclosures until their effective date. The Company early adopted this standard in the fourth quarter of 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial position.

NOTE 2 ACQUISITIONS

Blue Hills Bancorp, Inc.

On September 20, 2018, the Company, and Blue Hills Bancorp, Inc. (“Blue Hills Bancorp”), parent of Blue Hills Bank, signed a definitive merger agreement for the Company to acquire Blue Hills Bancorp and the Bank to acquire Blue Hills Bank. The merger agreement provides that each Blue Hills Bancorp stockholder will receive 0.2308 of a share of the Company's common stock and $5.25 in cash for each share of Blue Hills Bancorp common stock. The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes and to provide a tax-free exchange for Blue Hills Bancorp stockholders for the Company common stock portion of the consideration they receive. The merger remains subject to regulatory approval and other customary closing conditions.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MNB Bancorp

On November 16, 2018, the Company completed its acquisition of MNB Bancorp (MNB Bancorp), the parent company of The Milford National Bank and Trust Company. The transaction qualified as a tax-free reorganization for federal income tax purposes and MNB Bancorp shareholders received, for each share of MNB Bancorp common stock, the right to receive either $275 in cash per share or 3.55 shares of the Company's stock (valued at $285.38 per share, based upon the highest trading value of the Company's stock on November 16, 2018 of $80.39). The total deal consideration was $56.1 million and was comprised of 25% cash and 75% stock consideration, which equates to 528,353 shares of the Company's common stock issued to MNB Bancorp shareholders valued at $42.5 million, and $13.6 million in cash, inclusive of cash in lieu of fractional shares. In addition to increasing its loan, deposit and wealth management bases, the Company will be able to provide a deeper product set to new customers, as well as benefit from increased operating synergies, improving the long-term operating and financial results of the Company.

The Company accounted for the MNB Bancorp acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded merger and acquisition expenses of $8.8 million for the year ended December 31, 2018 related to the MNB Bancorp acquisition. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Net Assets Acquired at Fair Value
(Dollars in thousands)
Assets
Cash	$6,743
Investments	25,358
Loans	293,498
Premises and equipment	1,904
Goodwill	24,299
Core deposit and other intangibles	8,588
Other assets	8,639
Total assets acquired	369,029
Liabilities
Deposits	278,204
Borrowings	33,093
Other liabilities	1,609
Total liabilities assumed	312,906
Purchase price	$56,123

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans

The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. The overall discount on the loans acquired in this transaction was due to anticipated credit loss, as well as considerations for liquidity and market interest rates. In addition, the acquired loans were reviewed to determine if any loans would be deemed purchased credit impaired, as determined by identifying evidence of deterioration of credit quality at the purchase date combined with an assumption that all contractually required payments will not be collected.  No loans were deemed to be purchased credit impaired.
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
Customer List Intangible
The fair value of the customer list intangible is based on the present value of the incremental after-tax cash flows attributable to the trust relationship.
Deposits
The fair value of acquired savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was determined based on the present value of the contractual cash flows over the remaining period to maturity using a market interest rate.
Borrowings
The fair values of borrowings were derived based upon the present value of the principal and interest payments using a current market discount rate.
Selected Pro Forma Results
The following summarizes the unaudited pro forma results of operations as if the Company acquired MNB Bancorp on January 1, 2018 (2017 amounts represent combined results for the Company and Island Bancorp). The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

	Years Ended
	December 31
	2018	2017

Net interest income after provision for loan losses	$304,049	$267,104
Net income	129,797	88,518

Excluded from the pro forma results of operations for the year ended December 31, 2018 are merger-related costs of $7.5 million, net of tax, recognized by both the Company and MNB Bancorp in the aggregate. These costs were primarily made up of contract terminations arising due to the change in control, the acceleration of certain compensation and benefit costs, and other merger expenses.

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 SECURITIES
Trading Securities
The Company had trading securities of $1.5 million and $1.3 million as of December 31, 2018 and 2017, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company's non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $19.5 million as of December 31, 2018. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans. These securities were previously classified as available for sale and were reclassified as equity securities due to a change in accounting guidance effective January 1, 2018. The equity securities had a fair value of $20.6 million as of December 31, 2017 and are reflected accordingly as available for sale in the table below.
The following table represents a summary of the gains and losses that relates to equity securities for the periods indicated:

	Years Ended December 31
	2018	2017	2016
Net losses recognized during the period on equity securities	$(1,225)	n/a	n/a
Less: net gains recognized during the period on equity securities sold during the period	874	n/a	n/a
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(2,099)	n/a	n/a

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized holding gains and losses and fair value of securities available for sale and securities held to maturity for the periods indicated:

	December 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$32,477	$—	$(439)	$32,038	$35,475	$86	$(131)	$35,430
Agency mortgage-backed securities	222,491	1,020	(3,406)	220,105	214,934	1,897	(1,067)	215,764
Agency collateralized mortgage obligations	138,149	197	(3,435)	134,911	124,098	78	(2,164)	122,012
State, county, and municipal securities	1,719	16	—	1,735	2,237	37	—	2,274
Single issuer trust preferred securities issued by banks	717	—	(10)	707	2,012	4	—	2,016
Pooled trust preferred securities issued by banks and insurers	1,678	—	(349)	1,329	2,179	—	(539)	1,640
Small business administration pooled securities	53,317	—	(1,390)	51,927	47,852	44	(118)	47,778
Equity securities	—	—	—	—	19,432	1,594	(442)	20,584
Total available for sale securities	450,548	1,233	(9,029)	442,752	448,219	3,740	(4,461)	447,498
Held to maturity securities
U.S. treasury securities	1,004	11	—	1,015	1,006	29	—	1,035
Agency mortgage-backed securities	252,484	1,548	(3,104)	250,928	204,768	1,791	(736)	205,823
Agency collateralized mortgage obligations	332,775	869	(6,920)	326,724	262,998	397	(4,987)	258,408
Single issuer trust preferred securities issued by banks	1,500	—	(10)	1,490	1,500	29	—	1,529
Small business administration pooled securities	23,727	105	(349)	23,483	27,416	183	(200)	27,399
Total held to maturity securities	611,490	2,533	(10,383)	603,640	497,688	2,429	(5,923)	494,194
Total	$1,062,038	$3,766	$(19,412)	$1,046,392	$945,907	$6,169	$(10,384)	$941,692

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of December 31, 2018 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$20,010	$19,903	$12,467	$12,135	$—	$—	$32,477	$32,038
Agency mortgage-backed securities	89	90	52,452	51,761	89,408	88,402	80,542	79,852	222,491	220,105
Agency collateralized mortgage obligations	—	—	—	—	—	—	138,149	134,911	138,149	134,911
State, county, and municipal securities	—	—	770	771	949	964	—	—	1,719	1,735
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	717	707	717	707
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,678	1,329	1,678	1,329
Small business administration pooled securities	—	—	—	—	—	—	53,317	51,927	53,317	51,927
Total available for sale securities	$89	$90	$73,232	$72,435	$102,824	$101,501	$274,403	$268,726	$450,548	$442,752
Held to maturity securities
U.S. Treasury securities	$—	$—	$1,004	$1,015	$—	$—	$—	$—	$1,004	$1,015
Agency mortgage-backed securities	—	—	12,098	11,966	35,703	35,310	204,683	203,652	252,484	250,928
Agency collateralized mortgage obligations	—	—	—	—	735	732	332,040	325,992	332,775	326,724
State, county, and municipal securities	—	—	—	—	—	—	—	—	—	—
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,490	—	—	1,500	1,490
Small business administration pooled securities	—	—	—	—	—	—	23,727	23,483	23,727	23,483
Total held to maturity securities	$—	$—	$13,102	$12,981	$37,938	$37,532	$560,450	$553,127	$611,490	$603,640
Inclusive in the table above is $5.3 million of callable securities at December 31, 2018.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $361.1 million and $547.2 million at December 31, 2018 and 2017, respectively.
At December 31, 2018 and 2017, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of stockholders’ equity.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

		December 31, 2018
		Less than 12 months		12 months or longer		Total
Description of securities	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
U.S. government agency securities	3	$9,960	$(43)	$22,078	$(396)	$32,038	$(439)
Agency mortgage-backed securities	144	104,616	(1,363)	222,850	(5,147)	327,466	(6,510)
Agency collateralized mortgage obligations	48	57,871	(398)	279,229	(9,957)	337,100	(10,355)
Single issuer trust preferred securities issued by banks and insurers	2	2,197	(20)	—	—	2,197	(20)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,329	(349)	1,329	(349)
Small business administration pooled securities	7	28,257	(662)	40,621	(1,077)	68,878	(1,739)
Total temporarily impaired securities	205	$202,901	$(2,486)	$566,107	$(16,926)	$769,008	$(19,412)

		December 31, 2017
		Less than 12 months		12 months or longer		Total
Description of securities	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
U.S.government agency securities	4	$24,343	$(131)	$—	$—	$24,343	$(131)
Agency mortgage-backed securities	84	$235,411	$(1,493)	$14,886	$(310)	$250,297	$(1,803)
Agency collateralized mortgage obligations	42	178,142	(1,579)	159,506	(5,572)	337,648	(7,151)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,640	(539)	1,640	(539)
Small business administration pooled securities	4	34,553	(223)	9,647	(95)	44,200	(318)
Equity securities	28	3,290	(39)	7,619	(403)	10,909	(442)
Total temporarily impaired securities	163	$475,739	$(3,465)	$193,298	$(6,919)	$669,037	$(10,384)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. As a result, the Company does not consider these investments to be OTTI and accordingly, there was no OTTI recorded and no cumulative credit related component of OTTI for the years ended December 31, 2018, 2017 or 2016. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at December 31, 2018:

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

•
Single Issuer Trust Preferred Securities: This portfolio consists of two securities, which are investment grade. The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market in the current economic environment. Management evaluates various financial metrics for the issuers, including regulatory capital ratios of the issuers.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses by loan category and bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis and loans evaluated individually for impairment:

	December 31, 2018
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$13,256	$31,453	$5,698	$1,577	$2,822	$5,390	$447	$60,643
Charge-offs	(355)	(82)	—	(372)	(148)	(293)	(1,347)	(2,597)
Recoveries	182	188	—	46	12	156	888	1,472
Provision (benefit)	2,677	811	(540)	505	533	355	434	4,775
Ending balance	$15,760	$32,370	$5,158	$1,756	$3,219	$5,608	$422	$64,293
Ending balance: collectively evaluated for impairment	$15,753	$32,333	$5,158	$1,755	$2,357	$5,444	$414	$63,214
Ending balance: individually evaluated for impairment	$7	$37	$—	$1	$862	$164	$8	$1,079
Financing receivables ending balance:
Collectively evaluated for impairment	$1,064,800	$3,235,418	$365,165	$164,135	$906,959	$1,085,961	$15,901	$6,838,339
Individually evaluated for impairment	28,829	10,839	—	541	12,706	5,948	197	59,060
Purchased credit impaired loans	—	4,991	—	—	3,629	175	—	8,795
Total loans by group	$1,093,629	$3,251,248	$365,165	$164,676	$923,294	$1,092,084	$16,098	$6,906,194	(1)

	December 31, 2017
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$16,921	$30,369	$4,522	$1,502	$2,621	$5,238	$393	$61,566
Charge-offs	(3,891)	(39)	—	(302)	(207)	(276)	(1,494)	(6,209)
Recoveries	615	385	—	114	31	198	993	2,336
Provision (benefit)	(389)	738	1,176	263	377	230	555	2,950
Ending balance	$13,256	$31,453	$5,698	$1,577	$2,822	$5,390	$447	$60,643
Ending balance: collectively evaluated for impairment	$13,246	$31,411	$5,698	$1,576	$1,815	$5,125	$430	$59,301
Ending balance: individually evaluated for impairment	$10	$42	$—	$1	$1,007	$265	$17	$1,342

Financing receivables ending balance:
Collectively evaluated for impairment	$853,885	$3,093,945	$401,797	$131,667	$733,809	$1,045,053	$9,573	$6,269,729
Individually evaluated for impairment	34,643	16,638	—	703	13,684	6,826	307	72,801
Purchased credit impaired loans	—	5,978	—	—	6,836	209	—	13,023
Total loans by group	$888,528	$3,116,561	$401,797	$132,370	$754,329	$1,052,088	$9,880	$6,355,553	(1)

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2016
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$13,802	$27,327	$5,366	$1,264	$2,590	$4,889	$587	$55,825
Charge-offs	(593)	(414)	—	(228)	(28)	(602)	(1,607)	(3,472)
Recoveries	859	564	—	195	299	141	1,080	3,138
Provision (benefit)	2,853	2,892	(844)	271	(240)	810	333	6,075
Ending balance	$16,921	$30,369	$4,522	$1,502	$2,621	$5,238	$393	$61,566
Ending balance: collectively evaluated for impairment	$13,260	$30,173	$4,522	$1,494	$1,535	$4,996	$372	$56,352
Ending balance: individually evaluated for impairment	$3,661	$196	$—	$8	$1,086	$242	$21	$5,214

Financing receivables ending balance:
Collectively evaluated for impairment	$862,875	$2,983,642	$320,391	$121,855	$622,392	$982,095	$10,666	$5,903,916
Individually evaluated for impairment	39,178	16,813	—	871	14,175	5,863	397	77,297
Purchase credit impaired loans	—	10,343	—	—	7,859	189	1	18,392
Total loans by group	$902,053	$3,010,798	$320,391	$122,726	$644,426	$988,147	$11,064	$5,999,605	(1)

(1)
The amount of net deferred costs on originated loans included in the ending balance was $7.1 million, $6.1 million and $5.1 million at December 31, 2018, 2017 and 2016, respectively. Net unamortized discounts on acquired loans not deemed to be PCI included in the ending balance were $15.2 million, $9.4 million and $8.6 million at December 31, 2018, 2017 and 2016, respectively.

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the commercial portfolio it is the Company’s practice to obtain personal guarantees for payment from individuals holding material ownership interests of the borrowing entities.
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

•
Other Consumer: Other consumer loan products include personal lines of credit, investor management secured lines of credit and amortizing loans made to qualified individuals for various purposes such as debt consolidation, personal expenses or overdraft protection.  Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines.  These loans may be secured or unsecured.

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
The following table details the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		December 31, 2018
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$1,014,370	$3,156,989	$361,884	$161,851	$4,695,094
Potential weakness	7	16,860	56,840	298	888	74,886
Definite weakness - loss unlikely	8	58,909	37,419	2,983	1,937	101,248
Partial loss probable	9	3,490	—	—	—	3,490
Definite loss	10	—	—	—	—	—
Total		$1,093,629	$3,251,248	$365,165	$164,676	$4,874,718
		December 31, 2017
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$806,331	$3,007,672	$400,964	$130,265	$4,345,232
Potential weakness	7	16,563	69,788	—	1,471	87,822
Definite weakness - loss unlikely	8	59,415	38,637	833	631	99,516
Partial loss probable	9	6,219	464	—	3	6,686
Definite loss	10	—	—	—	—	—
Total		$888,528	$3,116,561	$401,797	$132,370	$4,539,256

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

	December 31
	2018	2017
Residential portfolio
FICO score (re-scored)(1)	749	745
LTV (re-valued)(2)	58.6%	59.2%
Home equity portfolio
FICO score (re-scored)(1)	767	766
LTV (re-valued)(2)(3)	49.3%	50.1%

(1)
The average FICO scores at December 31, 2018 are based upon rescores available from November 2018 and origination score data for loans booked in December 2018. The average FICO scores at December 31, 2017 are based upon rescores available from August 2017 and origination score data for loans booked between September and December 2017.

(2)
The combined LTV ratios for December 31, 2018 are based upon updated automated valuations as of November 2018, when available, and/or the most current valuation data available. The combined LTV ratios for December 31, 2017 are based upon updated automated valuations as of August 2017, when available, and /or the most current valuation data available. The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained. If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.

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
The following table shows the carrying value of nonaccrual loans at the dates indicated:

	December 31
	2018	2017
	(Dollars in thousands)
Commercial and industrial	$26,310	$32,055
Commercial real estate	3,015	3,123
Commercial construction	311	—
Small business	235	230
Residential real estate	8,251	8,129
Home equity	7,278	6,022
Other consumer	13	71
Total nonaccrual loans (1)	$45,413	$49,630

(1)
Included in these amounts were $29.3 million and $6.1 million of nonaccruing TDRs at December 31, 2018 and 2017, respectively. During the fourth quarter of 2018 nonaccrual loans associated with a large commercial loan customer that had previously declared bankruptcy were modified when a court confirmed the customer's bankruptcy reorganization plan. That revision to loan terms required the Company to deem loans associated with the customer as troubled debt restructures as of December 31, 2018 which amounted to $25.9 million.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows information regarding foreclosed residential real estate property at the date indicated:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$612
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$3,174	$2,971

The following table shows the age analysis of past due financing receivables as of the dates indicated:

	December 31, 2018
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Commercial and industrial	—	$—	4	$382	11	$26,311	15	$26,693	$1,066,936	$1,093,629	$—
Commercial real estate	9	1,627	—	—	8	2,250	17	3,877	3,247,371	3,251,248	—
Commercial construction	1	1,271	—	—	1	311	2	1,582	363,583	365,165	—
Small business	15	506	19	87	24	162	58	755	163,921	164,676	—
Residential real estate	23	3,486	6	521	25	4,382	54	8,389	914,905	923,294	—
Home equity	22	1,331	12	855	29	2,663	63	4,849	1,087,235	1,092,084	—
Other consumer (1)	330	181	15	9	12	13	357	203	15,895	16,098	5
Total	400	$8,402	56	$1,854	110	$36,092	566	$46,348	$6,859,846	$6,906,194	$5

	December 31, 2017
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Commercial and industrial	2	$195	2	$370	14	$32,007	18	$32,572	$855,956	$888,528	$—
Commercial real estate	7	3,060	—	—	9	1,793	16	4,853	3,111,708	3,116,561	—
Commercial construction	—	—	—	—	—	—	—	—	401,797	401,797	—
Small business	17	339	11	144	10	57	38	540	131,830	132,370	—
Residential real estate	6	870	13	2,385	22	3,471	41	6,726	747,603	754,329	—
Home equity	22	1,310	6	451	20	2,025	48	3,786	1,048,302	1,052,088	—
Other consumer (1)	265	197	16	27	17	45	298	269	9,611	9,880	8
Total	319	$5,971	48	$3,377	92	$39,398	459	$48,746	$6,306,807	$6,355,553	$8

(1)	Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	December 31
	2018		2017
	(Dollars in thousands)
TDRs on accrual status	$23,849		$25,852
TDRs on nonaccrual status	29,348	(1)	6,067
Total TDRs	$53,197		$31,919
Amount of specific reserves included in the allowance for loan loss associated with TDRs:	$1,079		$1,342
Additional commitments to lend to a borrower who has been a party to a TDR:	$982		$487

(1)
During the fourth quarter of 2018 nonaccrual loans associated with a large commercial loan customer that had previously declared bankruptcy were modified when a court confirmed the customer's bankruptcy reorganization plan. That revision to loan terms required the Company to deem loans associated with the customer as troubled debt restructures as of December 31, 2018 which amounted to $25.9 million.

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Years Ended December 31
	2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial (1)	12	$35,688	$39,224
Commercial real estate	3	1,600	1,600
Residential real estate	5	1,048	1,071
Home equity	9	562	562
Total	29	$38,898	$42,457

	2017
Troubled debt restructurings
Commercial and industrial	12	$1,787	$1,787
Commercial real estate	6	2,705	2,705
Small business	9	369	369
Residential real estate	10	1,284	1,326
Home equity	17	1,985	1,988
Total	54	$8,130	$8,175

	2016
Troubled debt restructurings
Commercial and industrial	10	$1,623	$1,623
Commercial real estate	10	2,959	2,959
Small business	3	188	188
Residential real estate	8	1,808	1,850
Home equity	13	932	932
Other consumer	6	153	153
Total	50	$7,663	$7,705

(1)
The pre-modification and post-modification balances represent the legal principal balance of the loan. These amounts may show an increase when modifications include a capitalization of interest and/or professional fees.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	Years Ended December 31
	2018	2017	2016
	(Dollars in thousands)
Extended maturity	$2,878	$5,881	$5,044
Adjusted interest rate	57	—	92
Combination rate and maturity	38,812	568	1,035
Court ordered concession	710	1,726	1,534
Total	$42,457	$8,175	$7,705

The Company considers a loan to have defaulted when it reaches 90 days past due. As of December 31, 2018, there were no loans modified during the past twelve months that subsequently defaulted. There was one commercial and industrial loan modified during the proceeding twelve month period that ended December 31, 2017 with a recorded investment of $122,000, which subsequently defaulted. During the twelve months ended December 31, 2016 there was one commercial real estate loan that was modified during the proceeding twelve month period, with a recorded investment of $249,000, which subsequently defaulted.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below set forth information regarding the Company’s impaired loans. The information for average recorded investment and interest income recognized is reflective of the full period being presented and does not take into account the date at which a loan was deemed to be impaired. See information below as of the dates indicated:

	As of and For the Years Ended December 31
	2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$28,459	$35,913	$—	$31,117	$142
Commercial real estate	9,552	9,832	—	10,561	519
Small business	358	439	—	401	14
Residential real estate	4,518	4,686	—	4,597	212
Home equity	4,957	5,199	—	5,230	220
Other consumer	56	56	—	64	4
Subtotal	47,900	56,125	—	51,970	1,111
With an allowance recorded
Commercial and industrial	370	370	7	385	19
Commercial real estate	1,287	1,287	37	1,311	74
Small business	183	223	1	225	13
Residential real estate	8,188	9,217	862	8,459	289
Home equity	991	1,149	164	1,018	43
Other consumer	141	143	8	154	5
Subtotal	11,160	12,389	1,079	11,552	443
Total	$59,060	$68,514	$1,079	$63,522	$1,554
	2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$34,267	$38,329	$—	$36,631	$446
Commercial real estate	13,245	14,374	—	13,683	559
Small business	556	619	—	569	21
Residential real estate	4,264	4,397	—	4,332	218
Home equity	4,950	5,056	—	5,063	198
Other consumer	91	92	—	102	7
Subtotal	57,373	62,867	—	60,380	1,449
With an allowance recorded
Commercial and industrial	376	376	10	391	19
Commercial real estate	3,393	3,399	42	3,447	198
Small business	147	153	1	238	14
Residential real estate	9,420	10,154	1,007	9,575	284
Home equity	1,876	2,110	265	1,916	55
Other consumer	216	217	17	233	7
Subtotal	15,428	16,409	1,342	15,800	577
Total	$72,801	$79,276	$1,342	$76,180	$2,026

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$28,776	$29,772	$—	$26,472	$927
Commercial real estate	11,628	12,891	—	12,744	437
Commercial construction	—	—	—	—	—
Small business	494	569	—	534	20
Residential real estate	4,216	4,427	—	4,302	185
Home equity	4,485	4,572	—	4,602	184
Other consumer	146	146	—	160	11
Subtotal	49,745	52,377	—	48,814	1,764
With an allowance recorded
Commercial and industrial	10,402	10,440	3,661	10,760	325
Commercial real estate	5,185	5,533	196	5,491	200
Small business	377	392	8	408	21
Residential real estate	9,959	10,530	1,086	10,065	332
Home equity	1,378	1,547	242	1,403	50
Other consumer	251	252	21	268	8
Subtotal	27,552	28,694	5,214	28,395	936
Total	$77,297	$81,071	$5,214	$77,209	$2,700

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

	December 31
	2018	2017
	(Dollars in thousands)
Outstanding balance	$9,749	$14,485
Carrying amount	$8,795	$13,023

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	2018	2017
	(Dollars in thousands)
Beginning balance	$1,791	$2,370
Accretion	(1,135)	(1,475)
Other change in expected cash flows (1)	310	748
Reclassification from nonaccretable difference for loans which have paid off (2)	225	148
Ending balance	$1,191	$1,791

(1)	Represents changes in cash flows expected to be collected resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).

(2)	Results in increased income during the period when a loan pays off at amount greater than originally expected.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 BANK PREMISES AND EQUIPMENT
Bank premises and equipment at December 31, were as follows:

	2018	2017	Estimated Useful Life
	(Dollars in thousands)		(In years)
Cost
Land	$24,502	$23,719	n/a
Bank premises	53,052	49,159	5-40
Leasehold improvements	27,615	25,184	1-27
Furniture and equipment	66,974	62,521	2-12
Leased equipment	10,644	10,644	7
Total cost	182,787	171,227
Accumulated depreciation	(85,206)	(76,505)
Net bank premises and equipment	$97,581	$94,722

Depreciation expense related to bank premises and equipment was $9.1 million in 2018, $8.5 million in 2017, and $7.3 million in 2016, which is primarily included in occupancy and equipment expenses. Depreciation expense relating to computer software is included within other noninterest expense.

During 2017, the Company purchased equipment that was subject to a master lease agreement with a third party lessee.  As such, the Company assumed the role of lessor in conjunction with the purchase, which was deemed to be an operating lease for accounting purposes.  The Company purchased a total of $10.6 million of equipment subject to the lease agreement in 2017.  In addition, the Company recognized rental income of $1.6 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively, as well as depreciation expense of $1.3 million and $939,000 respectively, which is included in the totals above.

NOTE 6 GOODWILL AND OTHER INTANGIBLE ASSETS
The following table sets forth the carrying value of goodwill and other intangible assets, net of accumulated amortization, at December 31:

	2018	2017
	(Dollars in thousands)
Balances not subject to amortization
Goodwill	$256,105	$231,806
Balances subject to amortization
Core deposit intangibles	13,692	8,636
Other intangible assets	1,558	705
Total other intangible assets	15,250	9,341
Total goodwill and other intangible assets	$271,355	$241,147

The changes in the carrying value of goodwill for the periods indicated were as follows:

	2018	2017
	(Dollars in thousands)
Balance at beginning of year	$231,806	$221,526
Acquisitions	24,299	10,280
Balance at end of year	$256,105	$231,806

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount and accumulated amortization of other intangible assets were as follows at the dates indicated:

	December 31
	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposit intangibles	$34,137	$(20,445)	$13,692	$26,736	$(18,100)	$8,636
Other intangible assets	3,103	(1,545)	1,558	3,165	(2,460)	705
Total	$37,240	$(21,990)	$15,250	$29,901	$(20,560)	$9,341

Amortization of intangible assets was $2.7 million, $3.5 million , and $2.8 million at December 31, 2018, 2017, and 2016, respectively.
The following table sets forth the estimated annual amortization expense of intangible assets for each of the next five years:

Year	Amount
(Dollars in thousands)
2019	$3,050
2020	$2,647
2021	$2,394
2022	$1,962
2023	$1,697

The original weighted average amortization period for intangible assets is 10.0 years.

NOTE 7 DEPOSITS
The following is a summary of the scheduled maturities of time deposits as of December 31:

	2018		2017
	(Dollars in thousands)
1 year or less	$511,292	71.9%	$393,452	61.1%
Over 1 year to 2 years	111,487	15.7%	119,341	18.5%
Over 2 years to 3 years	41,523	5.8%	57,619	8.9%
Over 3 years to 4 years	27,040	3.8%	41,183	6.4%
Over 4 years to 5 years	19,761	2.8%	32,706	5.1%
Total	$711,103	100.0%	$644,301	100.0%

The amount of overdraft deposits that were reclassified to the loan category were $3.3 million and $2.3 million at December 31, 2018 and 2017, respectively.
The Company has pledged assets as collateral covering certain deposits in the amount of $356.8 million and $349.2 million at December 31, 2018 and 2017, respectively.
The Bank's deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The amount of time deposit accounts equal to or greater than $250,000 as of December 31, 2018 and 2017 is $104.9 million and $80.0 million, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 BORROWINGS

Federal Home Loan Bank Borrowings
Advances payable to the Federal Home Loan Bank as of December 31 are summarized as follows:

	2018		2017
		Weighted		Weighted
		Average		Average
	Total	Contractual	Total	Contractual
	Outstanding	Rate	Outstanding	Rate
	(Dollars in thousands)
Stated Maturity
2018	$—	—%	$52,475	1.58%
2019	147,046	2.68%	—	—%
Subtotal	147,046	2.68%	52,475	1.58%
Amortizing advances	760		789
Total Federal Home Loan Bank Advances	$147,806		$53,264

To manage the interest rate risk of these advances, the Company may enter into interest rate swap agreements which effectively fix the rate of the borrowing. Inclusive of the impact of these swap arrangements, the weighted average rate of the FHLB borrowings was 2.55% and 2.47% at December 31, 2018 and 2017, respectively.
The Company’s FHLB advances are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the FHLB, residential mortgages, and by certain commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $1.6 billion and $1.5 billion at December 31, 2018 and 2017, respectively. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $953.5 million and $954.8 million at December 31, 2018 and 2017, respectively, inclusive of a $5.0 million line of credit. At December 31, 2018 and 2017, the Company had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB's collateral pledging program.
Short-Term Debt
The Company had no short-term borrowings at December 31, 2018. The Company’s short-term borrowings at December 31, 2017 consisted of customer repurchase agreements of $162.7 million which were discontinued and transitioned to a deposit product offering in the fourth quarter of 2018.
The interest expense on short-term borrowings was $248,000, $257,000, and $208,000 for the years ended December 31, 2018, 2017, and 2016, respectively.
Customer Repurchase Agreements. The Company raised additional liquidity by entering into repurchase agreements at its discretion. These repurchases were accounted for as a secured borrowing transaction for accounting purposes. Payments on such borrowings were interest only until the scheduled repurchase date. In a repurchase agreement the Company was subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Company entered into repurchase agreements that stipulated that the securities underlying the agreement were not delivered to the customer and instead were held in segregated safekeeping accounts by the Company's safekeeping agents.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth the remaining contractual maturity of the Company’s repurchase agreements allocated by source of collateral at the dates indicated:

	December 31
	2018	2017
	(Dollars in thousands)
Sources of collateral
U.S. government agency securities	$—	$16,867
Agency mortgage-backed securities	—	51,273
Agency collateralized mortgage obligations	—	94,539
Total customer repurchase agreements (1)	$—	$162,679

(1)    All customer repurchase agreements had an overnight and continuous maturity date.
For further information regarding the Company's repurchase agreements see Note 12, "Balance Sheet Offsetting."
Long-Term Debt
The following table summarizes long-term debt, net of debt issuances costs, as of the periods indicated:

	December 31
	2018	2017
	(Dollars in thousands)
Junior subordinated debentures
Capital Trust V	$51,505	$51,503
Slades Ferry Trust I	10,234	10,229
Central Trust I	5,258	5,258
Central Trust II	6,083	6,083
East Main Street Trust	3,093	—
Subordinated debentures	34,728	34,682
Total long-term debt	$110,901	$107,755

The interest expense on long-term debt was $4.2 million, $4.0 million, and $5.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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

Information relating to these trust preferred securities is as follows:

Trust	Description of Capital Securities
Capital Trust V
$50.0 million due in 2037, interest at a variable rate of 3 month LIBOR plus 1.48% (4.27% at December 31, 2018),which, effective on January 17, 2017, has been converted to a fixed rate of 2.84% through the use of an interest rate swap.

Slades Ferry Trust I	$10.0 million due in 2034, bearing interest at a variable rate of 3 month LIBOR plus 2.79% (5.59% at December 31, 2018). These securities are callable quarterly, until maturity.
Central Trust I	$5.1 million due in 2034, bearing interest at a variable rate of 3 month LIBOR plus 2.44% (5.23% at December 31, 2018). These securities are callable quarterly, until maturity.
Central Trust II	$5.9 million due in 2037, bearing interest at a variable rate of 3 month LIBOR plus 1.65% (4.44% at December 31, 2018). These securities are callable quarterly, until maturity.

Junior subordinated debentures of $3.1 million assumed in the MNB Bancorp acquisition, relating to East Main Street Trust I, were subsequently paid in full during January 2019.
All obligations under these trust preferred securities are unconditionally guaranteed by the Company.
Subordinated Debentures: At December 31, 2018 and 2017 there was $35.0 million of outstanding subordinated debentures at the bank holding company. The subordinated debentures were issued to several investors via private placement on November 17, 2014. The subordinated debt matures on November 15, 2024, however with regulatory approval, the Bank may redeem the subordinated debt without penalty at any scheduled payment date on or after November 15, 2019 with 30 days notice. The interest rate is fixed at 4.75% through November 15, 2019, after which it converts to LIBOR plus 2.98%.
The following table sets forth the contractual maturities of long-term debt over the next five years:

	2019	2020	2021	2022	2023	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures
Capital trust V	$—	$—	$—	$—	$—	$51,547	$51,547
Slades ferry trust I	—	—	—	—	—	10,310	10,310
Central trust I	—	—	—	—	—	5,258	5,258
Central trust II	—	—	—	—	—	6,083	6,083
East Main Street Trust	—	—	—	—	—	3,093	3,093
Subordinated debentures	—	—	—	—	—	35,000	35,000
Total	$—	$—	$—	$—	$—	$111,291	$111,291

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 EARNINGS PER SHARE
Earnings per share consisted of the following components for the years ended December 31:

	2018	2017	2016
	(Dollars in thousands, except per share data)
Net income	$121,622	$87,204	$76,648

Weighted Average Shares
Basic shares	27,592,380	27,294,028	26,404,071
Effect of dilutive securities	61,428	78,076	51,847
Diluted shares	27,653,808	27,372,104	26,455,918

Net income per share
Basic EPS	$4.41	$3.19	$2.90
Effect of dilutive securities	(0.01)	—	—
Diluted EPS	$4.40	$3.19	$2.90

For the years ended December 31, 2018 and 2016 and there were no options to purchase common stock and no shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the year ended December 31, 2017 there were 103 options to purchase common stock and no shares of performance-based restricted stock that were considered anti-dilutive.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 STOCK BASED COMPENSATION
The Company's stock based plans include the Second Amended and Restated 2005 Employee Stock Plan (“2005 Plan”), the 2010 Non-Employee Director Stock Plan ("the 2010 Plan") and the 2018 Non-Employee Director Stock Plan (“2018 Plan”), all of which have been approved by the Company’s Board of Directors and shareholders. Due to the expiration of the 2010 plan on May 17, 2018, the Company may only award shares from the 2005 Plan or the 2018 Plan. These shares may be awarded as either stock option awards or restricted stock awards from its pool of authorized but unissued shares.
The following table presents the amount of cumulatively granted stock option awards and restricted stock awards, net of forfeitures and expirations, through December 31, 2018:

	Authorized Awards	Cumulatively Granted, Net of Forfeitures and Expirations		Total	Authorized but Unissued
		Stock Option Awards	Restricted Stock Awards

2005 Plan	1,650,000	387,258	750,931	1,138,189	511,811
2010 Plan	314,600	46,500	93,245	139,745	174,855	(1)
2018 Plan	300,000	—	6,000	6,000	294,000	(1)

(1)
The Company may award up to a total of 300,000 shares from the 2018 Plan, inclusive of 174,855 shares that were Authorized but Unissued in the 2010 Plan, and were transferred from the 2010 Plan to the 2018 Plan. Due to this transfer, there are no available shares remaining to be issued from the 2010 Plan.

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized for the periods presented:

	Years Ended December 31
	2018	2017	2016
	(Dollars in thousands)
Stock based compensation expense
Restricted stock awards(1)	$3,299	$2,730	$2,590
Directors’ fee expense
Stock options	66	76	72
Restricted stock awards	860	527	303
Total stock based award expense	$4,225	$3,333	$2,965
Related tax benefits recognized in earnings	$1,188	$1,362	$1,211

(1)	Inclusive of compensation expense associated with time-vested and performance-based restricted stock awards.
Expense related to awards issued to directors is recognized as directors’ fees within other noninterest expense.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants under the identified plans:

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

•
Prior to January 1, 2017, the stock based compensation expense recognized in earnings was based on the amount of awards ultimately expected to vest, therefore a forfeiture assumption was estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. Stock based compensation expense recognized was reduced for annualized estimated forfeitures of 4.5% in 2016 based on historical experience. Effective January 1, 2017, the Company adopted new accounting guidance and elected to no longer estimate forfeitures on stock compensation and instead recognize forfeitures when they occur. The election required a cumulative effect adjustment to retained earnings which did not materially impact the Company's consolidated financial position.

The following table presents the awards granted by the Company of nonqualified options to purchase shares of common stock for the periods presented:

	Years Ended December 31
	2018	2017	2016
Date of grant	4/3/2018	11/7/2017	7/14/2016	2/20/2016
Plan	2010	2010	2010	2010
Options granted	5,000	5,000	5,000	5,000
Vesting period (beginning on the grant date)	21 months	14 months	18 months	22 months
Expiration date	4/3/2028	11/7/2027	7/14/2026	2/20/2026
Expected volatility	21.15%	20.80%	32.28%	32.44%
Expected life (years)	5.5	5.5	5.5	5.5
Expected dividend yield	1.94%	1.87%	2.37%	2.28%
Risk free interest rate	2.62%	2.02%	1.14%	1.29%
Fair value per option	$13.46	$12.43	$11.46	$10.59

Under all of the Company’s stock based plans, the option exercise price is based upon the average of the high and low trading value of the stock on the date of grant. Stock option awards granted to date under all plans expire at various dates through 2028.
The following table presents relevant information relating to the Company’s stock options for the periods presented:

	Years Ended December 31
	2018	2017	2016
	(Dollars in thousands, except per share data)
Fair value of stock options vested based on grant date fair value	$85	$72	$37
Intrinsic value of stock options exercised	$1,525	$1,082	$494
Cash received from stock option exercises	$1,024	$918	$680
Tax benefit realized on stock option exercises	$429	$442	$204
Weighted average grant date fair value of options granted (per share)	$13.46	$12.43	$11.03

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of stock option award activity for the year ended December 31, 2018.

	Outstanding					Nonvested
	Stock Option Awards		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)	Stock Option Awards	Weighted Average Grant Date Fair Value
	(Dollars in thousands, except per share data)
Balance at January 1, 2018	84,000		$32.16			4,999	$12.11
Granted	5,000		70.85			5,000	13.46
Exercised	(34,500)		29.67			n/a	n/a
Vested	n/a		n/a			(6,667)	12.70
Forfeited	—		—			—	—
Expired	—		—			—	—
Balance at December 31, 2018	54,500	(2)	$37.28	4.02 years	$1,776	3,332	$12.94
Options outstanding and expected to vest at December 31, 2018	54,500	(3)	$37.28	4.02 years	$1,776
Options exercisable at December 31, 2018	51,168	(4)	$35.12	3.69 years	$1,776
Unrecognized compensation cost								$23
Weighted average remaining recognition period (years)								1.00

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2018 of $69.72, which would have been received by in-the-money option holders had they all exercised their options as of that date.

(2)Inclusive of 32,500 stock options outstanding to Directors.
(3) Inclusive of 32,500 vested stock options and expected to vest to Directors.
(4) Inclusive of 29,168 vested stock options outstanding to Directors.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock
The Company grants both time-vested restricted stock awards as well as performance-based restricted stock awards. During the years ended December 31, 2018, 2017, and 2016 the Company has made the following restricted stock award grants:

	Shares Granted	Plan	Fair Value (1)	Vesting Period
Time-vested
2018
2/15/2018	39,950	2005	$71.75	Ratably over 5 years from grant date
2/27/2018	1,150	2005	$72.60	Ratably over 5 years from grant date
5/15/2018	530	2005	$74.00	Ratably over 5 years from grant date
5/22/2018	6,000	2018	$76.58	Immediately upon grant date
11/15/2018	560	2005	$77.78	Ratably over 5 years from grant date

2017
2/13/2017	1,200	2005	$62.53	Ratably over 5 years from grant date
2/16/2017	34,150	2005	$63.10	Ratably over 5 years from grant date
3/31/2017	500	2005	$65.63	Ratably over 5 years from grant date
4/3/2017	1,500	2005	$64.14	Once on November 30, 2017 (2)
5/15/2017	1,000	2005	$64.03	Ratably over 5 years from grant date
5/23/2017	7,000	2010	$61.95	At the end of 5 years from grant date (3)
6/15/2017	950	2005	$66.18	Ratably over 5 years from grant date

2016
2/11/2016	51,475	2005	$41.96	Ratably over 5 years from grant date
3/1/2016	600	2005	$44.37	Ratably over 5 years from grant date
5/24/2016	8,700	2010	$48.34	Once on May 24, 2021 (3)
9/19/2016	800	2005	$52.92	Ratably over 5 years from grant date
11/7/2016	500	2005	$54.28	Ratably over 5 years from grant date
11/14/2016	725	2010	$63.43	Once on May 24, 2021 (3)

Performance-based
2/15/2018	16,300	2005	$71.75	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2021.
2/16/2017	14,400	2005	$63.10	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2020.
2/11/2016	20,450	2005	$41.96	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2019.

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

(2)	This restricted stock grant fully vested upon an employee's termination, on November 30, 2017.

(3)	These restricted stock grants will vest on May 24, 2021, or earlier if the director ceases to be a director for any reason other than cause, such as, for example, by retirement.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of restricted stock awards vesting for the periods presented:

	Years Ended December 31
	2018	2017	2016
	(Dollars in thousands)
Fair value of restricted stock awards upon vesting	$6,277	$5,717	$3,019

The following table presents a summary of restricted stock award activity for the year ended December 31, 2018:

	Outstanding Restricted Stock Awards		Weighted Average Grant Price ($)
	(Dollars in thousands, except per share data)
Balance at January 1, 2018	225,965		$46.18
Granted	64,490		72.28
Vested/released	(86,219)		43.39
Forfeited	(2,130)		53.78
Balance at December 31, 2018	202,106	(1)	$55.62
Unrecognized compensation cost (inclusive of directors’ fees)				$6,911
Weighted average remaining recognition period (years)				2.96

(1)	Inclusive of 23,385 restricted stock awards outstanding to Directors.

NOTE 11 DERIVATIVES AND HEDGING ACTIVITIES
The Company early adopted ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities as of January 1, 2018 to incorporate the new standard’s alignment of hedge accounting qualifications with the Company’s interest rate risk management with respect to new hedges entered into during 2018.  This new standard was adopted under a modified retrospective transition, resulting in no changes to the accounting for hedge positions entered in to prior to January 1, 2018.
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
Interest Rate Positions
The Company may utilize interest rate derivatives as hedging instruments against interest rate risk associated with the Company’s borrowings and loan portfolios. An interest derivative is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects information about the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

December 31, 2018
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	3.18	2.74%	1.53%	$2,282

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	250,000	4.52	2.57%	2.67%	2,938

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	250,000	4.17	2.47%	3.02% - 2.51%	3,344

Total	$575,000				$8,564

December 31, 2017
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$100,000	3.37	1.54%	1.89%	$1,616

Total	$100,000				$1,616

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 5.1 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $654,000 (pre-tax) to be reclassified to interest income and $872,000 (pre-tax) to be reclassified as an offset to interest expense, from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of December 31, 2018.
The Company recognized net amortization income that was an offset to interest expense related to previously terminated swaps of $231,000 for the year ended December 31, 2018 and $244,000 for the years ended December 31, 2017 and 2016.
The Company had no fair value hedges during 2018, 2017 and 2016.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

	Number of Positions (1)	Notional Amount Maturing
		Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2018
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	235	$50,702	$124,222	$97,904	$47,308	$631,471	$951,607	$(2,907)
Pay fixed, receive variable	220	$50,702	$124,222	$97,904	$47,308	$631,471	$951,607	$2,903
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	27	$60,297	$3,505	$—	$—	$—	$63,802	$(1,404)
Buys U.S. currency, sells foreign currency	27	$60,297	$3,505	$—	$—	$—	$63,802	$1,434
	December 31, 2017
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	246	$36,023	$61,500	$152,287	$111,147	$591,385	$952,342	$3,875
Pay fixed, receive variable	231	$36,023	$61,500	$152,287	$111,147	591,385	$952,342	$(3,880)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	15	$26,382	$3,780	$—	$—	$—	$30,162	$1,202
Buys U.S. currency, sells foreign currency	15	$26,382	$3,780	$—	$—	$—	$30,162	$(1,188)

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
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
The change in fair value on the interest rate lock commitments and forward delivery sale commitments are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was a decrease of $51,000, a decrease of $113,000 and an increase of $87,000 for the years ended December 31, 2018, 2017, and 2016, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives. Additionally, the aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income amounted to $3.6 million, $4.7 million and $6.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	December 31, 2018	December 31, 2017	Balance Sheet Location	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$8,955	$1,880	Other liabilities	$391	$264
Derivatives not designated as hedges
Customer Related Positions:
Loan level derivatives	Other assets	15,580	14,236	Other liabilities	15,584	14,241
Foreign exchange contracts	Other assets	1,578	1,202	Other liabilities	1,548	1,188
Mortgage Derivatives
Interest rate lock commitments	Other assets	91	149	Other liabilities	—	—
Forward sales agreements	Other assets	106	9	Other liabilities	—	—
		17,355	15,596		17,132	15,429
Total		$26,310	$17,476		$17,523	$15,693

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Years Ended December 31
	2018	2017	2016
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$4,829	$443	$2,170
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$1,000	$(441)	$(2,520)
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest expense	$—	$—	$—
Other expense	—	—	—
Total	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$46	$6	$73
Other expenses	(29)	(21)	(82)
Changes in fair value of mortgage derivatives
Mortgage banking income	39	(39)	(35)
Total	$56	$(54)	$(44)

The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $176,000 and $4.2 million at December 31, 2018 and December 31, 2017, respectively. Although none of the contingency provisions have applied as of

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2018 and December 31, 2017, the Company has posted collateral to offset the net liability exposure with institutional counterparties.

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company's exposure relating to institutional counterparties was $18.4 million and $7.1 million at December 31, 2018 and 2017, respectively. The Company’s exposure relating to customer counterparties was approximately $6.4 million and $9.5 million at December 31, 2018 and 2017, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

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
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2018
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$8,955	$—	$8,955	$391	$(5,527)	$3,037
Loan level derivatives	15,580	—	15,580	6,165	(3,001)	6,414
Customer foreign exchange contracts	1,578	—	1,578	—	—	1,578
	$26,113	$—	$26,113	$6,556	$(8,528)	$11,029
Derivative Liabilities
Interest rate swaps	$391	$—	$391	$391	$—	$—
Loan level derivatives	15,584	—	15,584	6,165	173	9,246
Customer foreign exchange contracts	1,548	—	1,548	—	—	1,548
	$17,523	$—	$17,523	$6,556	$173	$10,794

(1)	Reflects offsetting derivative positions with the same counterparty.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2017
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$1,880	$—	$1,880	$805	$—	$1,075
Loan level derivatives	14,236	—	14,236	4,578	—	9,658
Customer foreign exchange contracts	1,202	—	1,202	—	—	1,202
	$17,318	$—	$17,318	$5,383	$—	$11,935
Derivative Liabilities
Interest rate swaps	$264	$—	$264	$—	$264	$—
Loan level derivatives	14,241	—	14,241	5,383	3,675	5,183
Customer foreign exchange contracts	1,188	—	1,188	—	—	1,188
	$15,693	$—	$15,693	$5,383	$3,939	$6,371

Customer repurchase agreements	$162,679	$—	$162,679	$—	$162,679	$—

(1)	Reflects offsetting derivative positions with the same counterparty.

NOTE 13 INCOME TAXES

On December 22, 2017, the Tax Act was signed into law, reducing the corporate income tax rate from 35% to 21%. At December 31, 2017, the Company had not completed its accounting for the tax effect of enactment of the Tax Act; however, it made a reasonable estimate of the effects on its existing deferred tax balances. As a result of this rate reduction, the Company remeasured certain deferred tax assets and liabilities at December 31, 2017 based on the rates at which they are expected to reverse in the future, which is generally 21% for Federal tax purposes. This remeasurement of deferred tax assets and liabilities resulted in a provisional amount recorded of $1.9 million. Also at December 31, 2017, the Company had also recognized a provisional estimate of $466,000 to reassess the value of its low income housing projects investments ("LIHTC investments").

As of December 31, 2018, the Company completed its accounting for all of the enactment-date income tax effects of the Tax Act. The Company's tax expense for the year ended December 31, 2018 included an increase of $71,000 related to the provisional estimate recorded on the remeasurement of deferred tax asset and liabilities in 2017, mainly attributable to remeasurement of temporary differences. There was no change to this provisional amount recorded in 2017 related to the Company's LIHTC investments. The impact of these provisional amounts are included in the disclosures below.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes is comprised of the following components:

	Years Ended December 31
	2018	2017	2016
	(Dollars in thousands)
Current expense
Federal	$25,129	$28,852	$26,549
State	13,672	9,278	8,883
Total current expense	38,801	38,130	35,432
Deferred expense (benefit)
Federal	(3,080)	7,953	153
State	(1,417)	1,258	(158)
Total deferred expense (benefit)	(4,497)	9,211	(5)
Total expense	$34,304	$47,341	$35,427

The difference between the statutory federal income tax rate and the effective income tax rate reported for the last three years is detailed below:

	Years Ended December 31
	2018		2017		2016
	(Dollars in thousands)
Computed statutory federal income tax provision	$32,744	21.00%	$47,091	35.00%	$39,226	35.00%
State taxes, net of federal tax benefit	9,633	6.18%	6,817	5.07%	5,643	5.03%
Merger and other related costs (non-deductible)	130	0.08%	213	0.16%	210	0.19%
Change in valuation allowance	49	0.03%	31	0.02%	28	0.02%
Revaluation of net deferred tax assets	—	—%	1,895	1.41%	—	—%
New Markets Tax Credits	(3,960)	(2.54)%	(3,960)	(2.94)%	(6,360)	(5.67)%
Increase in cash surrender value of life insurance	(1,160)	(0.74)%	(1,445)	(1.07)%	(1,431)	(1.28)%
Low Income Housing Project Investments	(1,030)	(0.66)%	(1,253)	(0.93)%	(1,641)	(1.46)%
Stock-based compensation	(885)	(0.57)%	(1,258)	(0.94)%	—	—%
Nontaxable interest, net	(566)	(0.36)%	(987)	(0.73)%	(996)	(0.89)%
Other, net	(651)	(0.42)%	197	0.15%	748	0.67%
Total expense	$34,304	22.00%	$47,341	35.20%	$35,427	31.61%

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax-effected components of the net deferred tax asset at December 31 were as follows:

	2018	2017
	(Dollars in thousands)
Deferred tax assets
Accrued expenses not deducted for tax purposes	$11,922	$9,268
Allowance for loan losses	17,764	16,702
Deferred gain on sale leaseback transaction	704	909
Employee and director equity compensation	1,636	1,559
Federal Home Loan Bank borrowings fair value adjustment	15	26
Loan basis difference fair value adjustment	4,761	3,070
Net operating loss carry-forward	170	127
Net unrealized loss on securities available for sale	1,850	106
Other	842	527
Gross deferred tax assets	39,664	32,294
Valuation allowance	(170)	(121)
Total deferred tax assets net of valuation allowance	$39,494	$32,173
Deferred tax liabilities
Core deposit and other intangibles	$3,803	$2,057
Deferred loan fees, net	4,759	4,275
Derivatives fair value adjustment	2,413	524
Fixed assets	5,259	5,270
Goodwill	10,388	10,265
Prepaid pension	3,483	3,056
Other	1,139	1,251
Gross deferred tax liabilities	$31,244	$26,698
Total net deferred tax asset	$8,250	$5,475

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income within the carry-back and future periods.
The Company believes that it is more likely than not that its deferred tax assets as of December 31, 2018, excluding the deferred tax asset on certain state net operating losses, will be realized through the utilization of carry-back provisions to taxable income on prior years, future reversals of existing taxable temporary differences and by offsetting other future taxable income. The Company believes it is more likely than not that the deferred tax asset related to certain state net operating losses generated from the Company's investments in low income housing partnerships, which expire over a 20-year period, will not be realized and has recorded a valuation allowance of $170,000 at December 31, 2018, attributable to this deferred tax asset.
The Company does not have a federal net operating loss carry forward or general business credit carry forward subject to expiration as of December 31, 2018.
Uncertainty in Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states.  The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2015 through 2017 tax years including any related income tax filings from its recent acquisitions.  The Company believes that its income tax returns have been filed based upon applicable statutes, regulations and case law in effect at the time of filing, however, the Internal Revenue Service ("IRS") and /or state jurisdictions could disagree with the Company's interpretation upon examination. The Company accounts for uncertainties in income taxes by providing a tax reserve for certain positions. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)
Balance at December 31, 2016	$111
Increase for current year tax positions	31
Balance at December 31, 2017	142
Increase for current year tax positions	73
Balance at December 31, 2018	$215

Increases to the Company's unrealized tax positions occur as a result of accruing for the unrecognized tax benefit as well the accrual of interest and penalties related to prior year positions. Decreases in the Company's unrealized tax positions occur as a result of the statute of limitation lapsing on prior year positions and/or settlements relating to outstanding positions. The table above does not include the indirect federal benefit of state tax positions of approximately $39,000. All of the Company’s unrecognized tax benefits, including the indirect federal benefit of state tax positions, are recorded as a component of income tax expense. During the years ended December 31, 2018, 2017 and 2016 the Company recognized approximately $24,000, $18,000 and $11,000 in the provision for income taxes for interest and penalties related to uncertain tax positions. As such, the Company has accrued approximately $53,000, $29,000 and $11,000 for the payment of interest and penalties as of December 31, 2018, 2017 and 2016, respectively, which are not included in the table above.

NOTE 14 LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.
The following table presents certain information related to the Company's investments in low income housing projects as of December 31:

	2018	2017	2016
	(Dollars in thousands)
Original investment value	$50,232	$47,399	$47,379
Current recorded investment	$33,681	$35,225	$39,606
Unfunded liability obligation	$3,935	$4,536	$12,161
Tax credits and benefits earned during the year	$5,407	$5,654	$5,366
Amortization of investments during the year (1)	$4,377	$4,402	$3,725
Net income tax benefit recognized during the year	$1,030	$1,253	$1,641

(1)	The 2017 amount is inclusive of $466,000 related to the revaluation of Low Income Housing tax credit investments as a result of the 2017 Tax Act.
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
Additionally, in conjunction with the acquisition of Island Bancorp in 2017, the Company acquired the Edgartown National Bank Employee’s Retirement Plan. This pension plan was frozen at the date of acquisition and was subsequently dissolved.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s participation in the Pension Plan and the Peoples Plan (the "Pension Plans") for the annual period ended December 31, 2018, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The funding status of the Pension Plans is determined on the basis of the financial statements provided by the Fund using total plan assets and accumulated benefit obligation. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Expiration Date of Collective-Bargaining Agreement” column lists the expiration dates of any collective-bargaining agreement(s) to which the Pension Plans are subject.

		Funding Status of Pension Plan		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	Minimum Contributions Required for Future Periods
	EIN/Pension Plan Number	2018	2017
Pentegra defined benefit plan for financial institutions	13-5645888/333	At least 80 percent	At least 80 percent	No	No	N/A	$—

Contributions to the Fund are based on each individual employer’s experience. The Company bears the market risk relating to the Pension Plan and will continue to fund the Pension Plan as required. The Pension Plan year is July 1st through June 30th. The Company’s total contributions to the Pension Plan did not represent more than 5% of the total contributions to the Pension Plan as indicated in the Pension Plan’s most recently available annual report dated June 30, 2018. The comparability of employer contributions is impacted by asset performance, discount rates and the reduction in the number of covered employees year over year.
The Company’s contributions to the Pension Plans were as follows for the periods indicated:

			Required Contributions - Plan Year Allocation
	Cash Payment	Future period funding	2018-2019	2017-2018	2016-2017
	(Dollars in thousands)
2018	$2,642	$2,000	$642	$—	$—
2017	$6,432	$5,000	$—	$1,432	$—
2016	$6,245	$4,000	$—	$—	$2,245

The Company’s total defined benefit plan expense was $1.1 million, $1.9 million, and $2.0 million, for the years ending December 31, 2018, 2017, and 2016, respectively.
Financial information for the Fund is made available through the public Form 5500 which is available by April 15th of the year following the plan year end.
Postretirement Benefit Plans
Employees retiring from the Bank after attaining age 65, who have rendered at least 10 years of continuous full time service with Rockland Trust are entitled to a fixed contribution toward the premium for postretirement health care benefits and a $5,000 benefit paid upon death. The health care benefits are subject to deductibles, co-payment provisions and other limitations. The Bank may amend or change these benefits periodically. Additionally, the Company has acquired small postretirement plans and/or agreements in conjunction with various acquisitions. The expense related to these plans for the years ending December 31, 2018, 2017, and 2016 was not material.
Supplemental Executive Retirement Plans
The Bank maintains frozen defined benefit supplemental executive retirement plans (“SERP”) for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. The Bank also maintains defined benefit SERPs acquired from previous acquisitions. The Bank has established and funded Rabbi Trusts to accumulate funds in order to satisfy the contractual liability of these supplemental retirement plan benefits. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets included in the Company's available for sale securities portfolio totaled $16.6 million and $16.2 million at December 31, 2018 and 2017, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the defined benefit supplemental retirement expense, and the contributions paid to the plans which were used only to pay the current year benefits as of the dates indicated:

	2018	2017	2016
	(Dollars in thousands)
Retirement expense	$1,683	$1,580	$1,513
Contributions paid	$434	$367	$320

Expected future benefit payments for the defined benefit supplemental executive retirement plans are presented below:

Defined Benefit Supplemental Executive Retirement Plans Expected Benefit Payments
(Dollars in thousands)
2019	$482
2020	$467
2021	$461
2022	$454
2023	$568
2024-2028	$5,940

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the defined benefit supplemental executive retirement plans' benefits is December 31 for each of the years reported. The following table illustrates the status of the defined benefit supplemental executive retirement plans at December 31 for the years presented:

	Defined Benefit Supplemental Executive Retirement Benefits
	2018	2017	2016
	(Dollars in thousands)
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$15,749	$14,177	$13,290
Service cost	459	423	395
Interest cost	533	547	539
Actuarial loss (gain)	(1,344)	969	273
Benefits paid	(434)	(367)	(320)
Benefit obligation at end of year	$14,963	$15,749	$14,177
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	434	367	320
Benefits paid	(434)	(367)	(320)
Fair value of plan assets at end of year	$—	$—	$—
Funded status at end of year	$(14,963)	$(15,749)	$(14,177)
Assets	—	—	—
Liabilities	(14,963)	(15,749)	(14,177)
Funded status at end of year	$(14,963)	$(15,749)	$(14,177)
Amounts recognized in accumulated other comprehensive income (“AOCI”)
Net loss	$1,705	$3,465	$2,830
Prior service cost	770	1,047	1,323
Amounts recognized in AOCI	$2,475	$4,512	$4,153
Information for plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$14,963	$15,749	$14,177
Accumulated benefit obligation	$14,963	$15,749	$14,177
Net periodic benefit cost
Service cost	$459	$423	$395
Interest cost	533	547	539
Amortization of prior service cost	276	276	276
Recognized net actuarial loss	415	334	303
Net periodic benefit cost	$1,683	$1,580	$1,513
Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net actuarial loss	$41	$415	$338
Net prior service cost	$276	$276	$276
Discount rate used for benefit obligation	3.24 - 4.09%	2.48-3.45%	2.49-3.94%
Discount rate used for net periodic benefit cost	2.48 - 3.45%	2.49-3.94%	2.49-4.16%
Rate of compensation increase	n/a	n/a	n/a

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Employee Benefits
The Bank may choose to create an incentive compensation plan for senior management and other officers to participate in at varying levels. In addition, the Bank may also pay a discretionary bonus to senior management, officers, and/or non-officers of the Bank. The expense for the incentive plans and the discretionary bonus amounted to $13.8 million, $10.9 million and $10.3 million in 2018, 2017 and 2016, respectively.
The Bank has an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 25% of each employee’s contributions up to the first 6% of the employee’s earnings. The 401(k) Plan incorporates an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. This Plan also provides nondiscretionary contributions in which employees, with one year and 1,000 hours of service, receive a 5% cash contribution of eligible pay up to the social security limit and a 10% cash contribution of eligible pay over the social security limit up to the maximum amount permitted by law. Benefits contributed to employees under this defined contribution plan vest immediately. The defined contribution plan expense was $5.4 million, $5.0 million and $4.8 million for the years ended December 2018, 2017 and 2016, respectively.
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

The Company has a non-qualified 401(k) Restoration Plan ("Restoration Plan") for certain executive officers. The Restoration Plan is intended to contribute to each participant the amount of matching and discretionary contributions which would have been made to the existing Rockland Trust 401(k) plan on the participant's behalf, but were prohibited due to Internal Revenue Code limitations. Deferrals are invested at the election of the participant into one of the actively managed funds made available to the participant through the Company's Investment Management Group or in the Company's stock. These funds are held in a Rabbi Trust until the elected date of distribution. The Company recognized expense of $278,000, $267,000 and $425,000 related to this plan for services performed for the years ended December 31, 2018, 2017 and 2016, respectively.

As a result of the acquisition of Peoples in 2015, the Company assumed an Employee Stock Ownership Plan and a 401(k) Plan. The Company received approval and terminated both plans during 2016, and as such, there was no expense associated with either plan during 2018, 2017 and 2016.
Also as part of the Peoples acquisition in 2015, the Company assumed various Salary Continuation Agreements with certain current and former senior executives. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. Expense related to the Salary Continuation Agreements was $287,000, $279,000 and $272,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company also assumed a Peoples supplemental retirement plan with a former executive, whereby the amounts paid under this plan commenced upon the executive's retirement and continue for his lifetime. The expense related to the supplemental retirement plan for the years ended December 31, 2018, 2017 and 2016 was not material.
Director Benefits
The Company maintains two deferred compensation plans for the Company’s Board of Directors which permit non-employee directors to defer cash fees, one which was in effect through December 31, 2018 and a new plan which was adopted effective January 1, 2019. Under the plan in effect through December 31, 2018, deferred compensation is invested in Company stock and held by the Company's Investment Management Group. The amount of compensation deferred during 2018, 2017, and 2016 was $142,000, $143,000, and $142,000, respectively.
As a result of the Peoples acquisition during 2015, the Company assumed several Director Retirement Agreements. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. The expense related to the Director Retirement Agreements for the years ended December 31, 2018, 2017 and 2016 was not material.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 FAIR VALUE MEASUREMENTS
During the fourth quarter of 2018, the Company early adopted ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement to remove various disclosures related to recurring or nonrecurring fair value measurements. The disclosure requirements that were added under this standard were already disclosed by the Company. This new standard was adopted retrospectively and did not have a material impact on the Company's consolidated financial position.
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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2018 and 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.
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
	December 31, 2018
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$1,504	$1,504	$—	$—
Equity securities	19,477	19,477	—	—
Securities available for sale
U.S. Government agency securities	32,038	—	32,038	—
Agency mortgage-backed securities	220,105	—	220,105	—
Agency collateralized mortgage obligations	134,911	—	134,911	—
State, county, and municipal securities	1,735	—	1,735	—
Single issuer trust preferred securities issued by banks and insurers	707	—	707	—
Pooled trust preferred securities issued by banks and insurers	1,329	—	—	1,329
Small business administration pooled securities	51,927	—	51,927	—
Loans held for sale	6,431	—	6,431	—
Derivative instruments	26,310	—	26,310	—
Liabilities
Derivative instruments	17,523	—	17,523	—
Total recurring fair value measurements	$478,951	$20,981	$456,641	$1,329

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$29,109	$—	$—	$29,109
Total nonrecurring fair value measurements	$29,109	$—	$—	$29,109

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2017
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$1,324	$1,324	$—	$—
Securities available for sale
U.S. Government agency securities	35,430	$—	35,430	—
Agency mortgage-backed securities	215,764	—	215,764	—
Agency collateralized mortgage obligations	122,012	—	122,012	—
State, county, and municipal securities	2,274	—	2,274	—
Single issuer trust preferred securities issued by banks and insurers	2,016	—	2,016	—
Pooled trust preferred securities issued by banks and insurers	1,640	—	—	1,640
Small business administration pooled securities	47,778	—	47,778	—
Equity securities	20,584	20,584	—	—
Loans held for sale	4,768	—	4,768	—
Derivative instruments	17,476	—	17,476	—
Liabilities
Derivative instruments	15,693	—	15,693	—
Total recurring fair value measurements	$455,373	$21,908	$431,825	$1,640

Nonrecurring fair value measurements:
Assets
Collateral dependent impaired loans	$33,567	$—	$—	$33,567
Other real estate owned and other foreclosed assets	612	—	—	612
Total nonrecurring fair value measurements	$34,179	$—	$—	$34,179

All assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were valued using pricing models and discounted cash flow methodologies, as of December 31, 2018, 2017 and 2016. This reconciliation is presented in the table below, for the periods indicated:

	2018	2017	2016
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,640	$1,584	$1,572
Gain and (losses) (realized/unrealized)
Included in earnings	—	—	—
Included in other comprehensive income	191	77	29
Settlements	(502)	(21)	(17)
Ending Balance	$1,329	$1,640	$1,584

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth certain unobservable inputs regarding the Company's financial instruments that are classified as Level 3 as of December 31st for the years indicated:

Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	2018	2017		2018	2017	2018	2017
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,329	$1,640	Cumulative prepayment	0% - 59%	0% - 61%	2.1%	2.5%
			Cumulative default	5% - 100%	5% - 100%	16.2%	12.4%
			Loss given default	85% - 100%	85% - 100%	94.8%	94.3%
			Cure given default	0% - 75%	0% - 75%	60.9%	60.9%
Appraisals of collateral (1)
Collateral dependent impaired loans	$29,109	$33,567
Other real estate owned and foreclosed assets	$—	$612

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
	December 31, 2018
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,004	$1,015	$—	$1,015	$—
Agency mortgage-backed securities	252,484	250,928	—	250,928	—
Agency collateralized mortgage obligations	332,775	326,724	—	326,724	—
Single issuer trust preferred securities issued by banks	1,500	1,490	—	1,490	—
Small business administration pooled securities	23,727	23,483	—	23,483	—
Loans, net of allowance for loan losses(b)	6,812,792	6,635,209	—	—	6,635,209
Federal Home Loan Bank stock(c)	15,683	15,683	—	15,683	—
Cash surrender value of life insurance policies(d)	160,456	160,456	—	160,456	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$6,716,017	$6,716,017	$—	$6,716,017	$—
Time certificates of deposits(f)	711,103	703,728	—	703,728	$—
Federal Home Loan Bank borrowings(f)	147,806	147,603	—	147,603	—
Junior subordinated debentures(g)	76,173	73,827	—	73,827	—
Subordinated debentures(f)	34,728	32,509	—	—	32,509

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2017
Financial assets	(Dollars in thousands)
Securities held to maturity(a)
U.S. Treasury securities	$1,006	$1,035	$—	$1,035	$—
Agency mortgage-backed securities	204,768	205,823	—	205,823	—
Agency collateralized mortgage obligations	262,998	258,408	—	258,408	—
Single issuer trust preferred securities issued by banks	1,500	1,529	—	1,529	—
Small business administration pooled securities	27,416	27,399	—	27,399	—
Loans, net of allowance for loan losses(b)	6,261,343	6,116,051	—	—	6,116,051
Federal Home Loan Bank stock(c)	11,597	11,597	—	11,597	—
Cash surrender value of life insurance policies(d)	151,528	151,528	—	151,528	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$6,084,952	$6,084,952	$—	$6,084,952	$—
Time certificates of deposits(f)	644,301	639,060	—	639,060	—
Federal Home Loan Bank borrowings(f)	53,264	52,111	—	52,111	—
Customer repurchase agreements and other short-term borrowings(f)	162,679	162,679	—	—	162,679
Junior subordinated debentures(g)	73,073	74,680	—	74,680	—
Subordinated debentures(f)	34,682	32,707	—	—	32,707

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

NOTE 17 REVENUE RECOGNITION

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

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when (or as) the entity satisfies a performance obligation

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Years Ended December 31
	2018	2017	2016
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$18,327	$17,822	$18,652
Interchange fees	15,433	13,899	12,842
ATM fees	2,961	2,938	3,093
Investment management - wealth management and advisory services	23,441	21,644	19,587
Investment management - retail investments and insurance revenue	2,714	2,158	2,222
Merchant processing income	1,401	1,229	1,206
Other noninterest income	4,432	4,569	4,273
Total noninterest income in-scope of ASC 606	68,709	64,259	61,875
Total noninterest income out-of-scope of ASC 606	19,796	18,735	20,553
Total noninterest income	$88,505	82,994	$82,428

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Receivables, included in other assets	$1,893	$1,934

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	December 31, 2018
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(5,923)	$1,422	$(4,501)
Less: net security gains reclassified into other noninterest income (expense)	—	—	—
Net change in fair value of securities available for sale	(5,923)	1,422	(4,501)

Change in fair value of cash flow hedges	7,717	(2,169)	5,548
Less: net cash flow hedge gains reclassified into interest income or interest expense (1)	1,000	(281)	719
Net change in fair value of cash flow hedges	6,717	(1,888)	4,829

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	1,521	(428)	1,093
Amortization of net actuarial losses	372	(105)	267
Amortization of net prior service cost	276	(78)	198
Net change in other comprehensive income for defined benefit postretirement plans (2)	2,169	(611)	1,558
Total other comprehensive income	$2,963	$(1,077)	$1,886

	Year Ended December 31, 2017
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(996)	$321	$(675)
Less: net security gains reclassified into other noninterest income (expense)	3	(1)	2
Net change in fair value of securities available for sale	(999)	322	(677)

Change in fair value of cash flow hedges	307	(125)	182
Less: net cash flow hedge losses reclassified into interest income or interest expense (1)	(441)	180	(261)
Net change in fair value of cash flow hedges	748	(305)	443

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(995)	407	(588)
Amortization of net actuarial losses	278	(113)	165
Amortization of net prior service cost	276	(113)	163
Net change in other comprehensive income for defined benefit postretirement plans (2)	(441)	181	(260)
Total other comprehensive loss	$(692)	$198	$(494)

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2016
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(1,858)	$710	$(1,148)
Less: net security losses reclassified into other noninterest income (expense)	(26)	11	(15)
Net change in fair value of securities available for sale	(1,832)	699	(1,133)

Change in fair value of cash flow hedges	1,133	(453)	680
Less: net cash flow hedge losses reclassified into interest income or interest expense (1)	(2,520)	1,030	(1,490)
Net change in fair value of cash flow hedges	3,653	(1,483)	2,170

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(383)	157	(226)
Amortization of net actuarial losses	238	(97)	141
Amortization of net prior service cost	276	(113)	163
Net change in other comprehensive income for defined benefit postretirement plans (2)	131	(53)	78
Total other comprehensive income	$1,952	$(837)	$1,115

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in 2009. The original gain of $1.4 million, net of tax, was recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain was fully amortized into earnings at December 31, 2018. The balance of the gain was amortized to $137,000, and $281,000 at December 31, 2017 and 2016, respectively.

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
Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in Thousands)
Beginning balance: January 1, 2016	$1,306	$(1,955)	$427	$(2,230)	$(2,452)
Other comprehensive income (loss)	(1,133)	2,316	(146)	78	1,115
Ending balance: December 31, 2016	$173	$361	$281	$(2,152)	$(1,337)
Other comprehensive income (loss)	(677)	587	(144)	(260)	(494)
Ending balance: December 31, 2017	$(504)	$948	$137	$(2,412)	$(1,831)
Opening balance reclassification	(111)	205	29	(520)	(397)
Cumulative effect accounting adjustment	(831)	—	—	—	(831)
Other comprehensive income (loss)	(4,501)	4,995	(166)	1,558	1,886
Ending balance: December 31, 2018	$(5,947)	$6,148	$—	$(1,374)	$(1,173)

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 COMMITMENTS AND CONTINGENCIES
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
The fees collected in connection with the issuance of standby letters of credit are representative of the fair value of the obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, fees collected in connection with the issuance of standby letters of credit are deferred. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. The deferred standby letter of credit fees represent the fair value of the Company's potential obligations under the standby letter of credit guarantees.
The following table summarizes the above financial instruments at the dates indicated:

	As of December 31
	2018	2017
	(Dollars in thousands)
Commitments to extend credit	$2,639,689	$2,443,478
Standby letters of credit	$16,708	$15,534
Deferred standby letter of credit fees	$122	$102

Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases. Several of these leases have renewal options that typically range from 5 to 10 years. The following is a schedule of minimum future lease payments under such leases as of December 31, 2018:

(Dollars in thousands)
2019	$9,455
2020	9,125
2021	7,617
2022	6,610
2023	4,561
Thereafter	11,556
Total future minimum lease commitments	$48,924

Rent expense incurred under operating leases was approximately $9.7 million, $8.6 million, and $8.5 million at December 31, 2018, 2017, and 2016, respectively.
Other Contingencies
At December 31, 2018, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $53.5 million and $35.8 million at December 31, 2018 and 2017, respectively.
NOTE 20 REGULATORY MATTERS
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
At December 31, 2018 the most recent notification from the Federal Deposit Insurance Corporation indicated that the Bank's capital levels met or exceeded the minimum levels to be considered "well capitalized" for bank regulatory purposes. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2018 and 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2018 and 2017 are also presented in the table that follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	December 31, 2018
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$992,454	14.45%	$549,297	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$818,176	11.92%	$308,980	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$892,176	12.99%	$411,973	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	$892,176	10.69%	$333,754	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$937,574	13.66%	$549,036	≥	8.0%	$686,295	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$872,024	12.71%	$308,833	≥	4.5%	$446,092	≥	6.5%
Tier 1 capital (to risk weighted assets)	$872,024	12.71%	$411,777	≥	6.0%	$549,036	≥	8.0%
Tier 1 capital (to average assets)	$872,024	10.46%	$333,595	≥	4.0%	$416,994	≥	5.0%
	December 31, 2017
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$886,807	13.82%	$513,398	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$718,995	11.20%	$288,787	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$789,992	12.31%	$385,049	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	$789,992	10.04%	$314,756	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$846,147	13.19%	$513,175	≥	8.0%	$641,469	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$784,014	12.22%	$288,661	≥	4.5%	$416,955	≥	6.5%
Tier 1 capital (to risk weighted assets)	$784,014	12.22%	$384,881	≥	6.0%	$513,175	≥	8.0%
Tier 1 capital (to average assets)	$784,014	9.97%	$314,630	≥	4.0%	$393,288	≥	5.0%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. The Company's capital levels exceeded the minimum requirement plus the buffer of 2.5% as of December 31, 2018.
Dividend Restrictions
In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company for the year ended December 31, 2018 and 2017 totaled $71.2 million and $46.9 million, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trust Preferred Securities
In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements. At December 31, 2018 and 2017, there was $74.0 million and $71.0 million, respectively, in trust preferred securities have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines. Trust preferred securities of $3.0 million assumed in the MNB Bancorp acquisition were subsequently paid in full in January 2019.

NOTE 21 PARENT COMPANY FINANCIAL STATEMENTS
Condensed financial information relative to the Parent Company’s balance sheets at December 31, 2018 and 2017 and the related statements of income and cash flows for the years ended December 31, 2018, 2017, and 2016 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.
BALANCE SHEETS

	December 31
	2018	2017
	(Dollars in thousands)
Assets
Cash(1)	$64,256	$48,131
Investments in subsidiaries(2)	1,128,407	1,010,125
Prepaid income taxes	1,014	786
Deferred tax asset	—	96
Derivative instruments(1)	1,711	1,535
Other assets	37	—
Total assets	$1,195,425	$1,060,673
Liabilities and stockholders’ equity
Dividends payable	$10,671	$8,786
Junior subordinated debentures	76,173	73,073
Subordinated debentures	34,728	34,682
Other liabilities	363	323
Total liabilities	121,935	116,864
Stockholders’ equity	1,073,490	943,809
Total liabilities and stockholders’ equity	$1,195,425	$1,060,673

(1)	Entire balance eliminates in consolidation.

(2)	Majority of balance eliminates in consolidation.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF INCOME

	Years Ended December 31
	2018	2017	2016
	(Dollars in thousands)
Income
Dividends received from subsidiaries(1)	$71,255	$47,006	$44,598
Interest income(2)	—	50	98
Total income	71,255	47,056	44,696
Expenses
Interest expense	4,234	3,995	5,901
Total expenses	4,234	3,995	5,901
Income before income taxes and equity in undistributed income of subsidiaries	67,021	43,061	38,795
Income tax benefit	(1,151)	(1,523)	(1,791)
Income of parent company	68,172	44,584	40,586
Equity in undistributed income of subsidiaries	53,450	42,620	36,062
Net income	$121,622	$87,204	$76,648

(1)	Majority of balance eliminates in consolidation.

(2)	Entire balance eliminated in consolidation.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2018	2017	2016
	(Dollars in thousands)
Cash flows from operating activities
Net income	$121,622	$87,204	$76,648
Adjustments to reconcile net income to cash provided by operating activities
Amortization (accretion)	54	12	(154)
Deferred income tax expense	49	51	678
Change in prepaid income taxes and other assets	135	(99)	423
Change in other liabilities	6	(562)	(5,532)
Equity in undistributed income of subsidiaries	(53,450)	(42,620)	(36,062)
Net cash provided by operating activities	68,416	43,986	36,001
Cash flows used in investing activities
Cash paid for acquisitions, net of cash acquired (1)	(13,649)	(4,834)	(950)
Net cash used in investing activities	(13,649)	(4,834)	(950)
Cash flows used in financing activities
Restricted stock awards issued, net of awards surrendered	(1,371)	(1,422)	(696)
Net proceeds from exercise of stock options	184	214	201
Proceeds from shares issued under the direct stock purchase plan	2,712	1,636	2,323
Common dividends paid	(40,167)	(34,045)	(29,711)
Net cash used in financing activities	(38,642)	(33,617)	(27,883)
Net increase in cash and cash equivalents	16,125	5,535	7,168
Cash and cash equivalents at the beginning of the year	48,131	42,596	35,428
Cash and cash equivalents at the end of the year	$64,256	$48,131	$42,596

(1)
The majority of the net assets acquired at the parent company represented each of the acquired companies' investments in their wholly owned subsidiaries, which were eliminated in consolidation at December 31, 2018, 2017, and 2016, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2018	2017	2018	2017	2018	2017	2018	2017
			(Dollars in thousands, except per share data)
Interest income	$73,749	$64,407	$79,167	$68,133	$82,875	$71,778	$87,910	$72,876
Interest expense	5,278	4,207	5,999	4,378	6,641	4,705	7,618	5,044
Net interest income	68,471	60,200	73,168	63,755	76,234	67,073	80,292	67,832
Provision for loan losses	500	600	2,000	1,050	1,075	—	1,200	1,300
Total noninterest income	19,863	18,912	21,887	21,398	23,264	20,770	23,491	21,914
Total noninterest expenses	53,451	48,773	52,688	52,809	55,439	51,310	64,391	51,467
Provision for income taxes	6,828	9,014	9,249	10,731	9,969	12,681	8,258	14,915
Net income	$27,555	$20,725	$31,118	$20,563	$33,015	$23,852	$29,934	$22,064
Basic earnings per share	$1.00	$0.77	$1.13	$0.75	$1.20	$0.87	$1.08	$0.80
Diluted earnings per share	$1.00	$0.76	$1.13	$0.75	$1.20	$0.87	$1.07	$0.80

Weighted average common shares (basic)	27,486,573	27,029,640	27,526,653	27,257,799	27,537,841	27,436,792	27,815,437	27,445,739
Common stock equivalents	67,381	81,283	54,525	74,497	63,499	76,307	58,576	77,615
Weighted average common shares (diluted)	27,553,954	27,110,923	27,581,178	27,332,296	27,601,340	27,513,099	27,874,013	27,523,354

Unusual or infrequently occurring items
Items within noninterest expense
Merger and acquisition expense	$—	$484	$434	$2,909	$2,688	$—	$8,046	$—
Items within provision for income taxes
2017 Tax Act: revaluation of net deferred tax assets	$—	$—	$—	$—	$—	$—	$—	$1,895
2017 Tax Act: revaluation of LIHTC investments	$—	$—	$—	$—	$—	$—	$—	$466
Total unusual or infrequently occurring items	$—	$484	$434	$2,909	$2,688	$—	$8,046	$2,361

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23 TRANSACTIONS WITH RELATED PARTIES

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

Lending Activities

The following information represents annual activity of loans to related parties for the periods indicated:

	2018	2017
	(Dollars in thousands)
Principal balance of loans outstanding at beginning of year	$52,458	$22,795
Loan advances (1)	14,862	36,800
Loan payments/payoffs	(14,057)	(7,137)
Reduction for retired directors	(12,093)	—
Principal balance of loans outstanding at end of year	$41,170	$52,458

1.	The 2017 amount includes $31.3 million of loans associated with a newly appointed director during the year, which represent the outstanding loan balances at the effective date of appointment.

At December 31, 2018 and 2017, there were no loans to related parties which were past due, on nonaccrual status or that had been restructured as part of a troubled debt restructuring.

Deposits
At December 31, 2018 and 2017, the amount of deposit balances of related parties totaled $10.8 million and $18.3 million, respectively.

Lease Commitments
There were no leases with related parties during the years ended December 31, 2018, 2017 and 2016.

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

Management’s Report on Internal Control Over Financial Reporting
Management of Independent Bank Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Independent Bank Corp.’s internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company;
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018.
Independent Bank Corp.’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting, which appears below:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Independent Bank Corp.
Opinion on Internal Control over Financial Reporting
We have audited Independent Bank Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2018 consolidated financial statements of the Company and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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
February 28, 2019

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required herein is incorporated by reference from the Company’s proxy statement relating to its May 16, 2019 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) that will be filed with the Commission within 120 days following the fiscal year end December 31, 2018 under the headings of "Board of Director Information," "Executive Officer Information," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION
The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading "Executive Officer Information" and "Board of Directors Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2018 about the securities authorized for issuance under the Company’s equity compensation plans, consisting of the 2005 Employee Stock Plan and the 2010 Nonemployee Director Stock Plan. The Company’s shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.
Equity Compensation Plans

Equity Compensation Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plans approved by security holders	54,500	$37.28	805,811	(1)
Plans not approved by security holders	—	—	—
TOTAL	54,500	$37.28	805,811

(1)
There are 511,811 shares available for future issuance under the 2005 Employee Stock Plan and there are 294,000 shares available for future issuance under the 2018 Non-Employee Director Stock Plan. Shares under the 2005 and 2018 Plans may be issued as stock options or restricted stock awards.

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
Consolidated balance sheets as of December 31, 2018 and 2017.
Consolidated statements of income and comprehensive income for each of the years in the three-year period ended December 31, 2018.
Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2018.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2018.
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
2.1
Agreement and Plan of Merger dated May 29, 2018 bay and among Independent Bank Corp., Rockland Trust Company, MNB Bancorp, and The Milford National Bank and Trust Company is incorporated by reference to Exhibit 2.1 to Form 8-K file on May 31, 2018.

2.2
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

10.2	Independent Bank Corp. and Rockland Trust Company 2019 Nonqualified Deferred Compensation Plan for Non-Employee Directors. *#
10.3	Form of Indemnification Agreement between Independent Bank Corp. and certain Directors. *#
10.4	Rockland Trust Company Amended and Restated Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 99.8 to Form 8-K filed on November 21, 2008 (SEC File No. 001-09047).#
10.5	Rockland Trust Company Employee Savings, Profit Sharing and Stock Ownership Plan, incorporated herein by reference to Exhibit 4.2 to Form S-8 filed on April 16, 2010 (SEC File No. 333-166124).#
10.6	Rockland Trust Company Third Amended and Restated 401(k) Restoration Plan, incorporated herein by reference to Exhibit 10.4 to Form 10-K filed on February 27, 2018 (SEC File No (001-09047). #
10.7
Independent Bank Corp. and Rockland Trust Company Amended and Restated Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.5 to Form 10-K filed on February 27, 2018 (SEC File No. 001-09047).#

10.8
Revised Employment Agreements between Christopher Oddleifson and the Company and/or Rockland Trust, incorporated herein by reference to Exhibit 99.1 to Form 8-K filed on November 21, 2008 (SEC File No. 001-09047). #

10.9
Revised Employment Agreements between Gerard F. Nadeau and the Company and/or Rockland Trust, incorporated herein by reference to Exhibit 99.5 to Form 8-K filed on November 21, 2008 (SEC File No. 001-09047). #

10.10
Revised Employment Agreements between Edward H. Seksay and the Company and/or Rockland Trust, incorporated herein by reference to Exhibit 99.6 to Form 8-K filed on November 21, 2008 (SEC File No. 001-09047). #

10.11
Employment Agreements between Barry H. Jensen and Robert D. Cozzone and the Company and/or Rockland Trust dated September 5, 2013, incorporated herein by reference to Exhibit 10.8 to Form 10-Q for the quarter ended September 30, 2013, filed on November 6, 2013. #

10.12	Independent Bank Corp. 2017 Executive Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2017 filed on May 4, 2017. #
10.13	Independent Bank Corp. Second Amended and Restated 2005 Employee Stock Plan, incorporated herein by reference to Annex A to the Definitive Proxy Statement filed on March 25, 2014. #
10.14	Specimen Forms of Stock Option Agreements for the Company's Chief Executive Officer, incorporated herein by reference to Exhibit 99.1 to Form 8-K filed on December 20, 2005 (SEC File No. 001-09047).#
10.15	Specimen Forms of Stock Option Agreements for the Company's Executive Officers, incorporated herein by reference to Exhibit 99.2 to Form 8-K filed on December 20, 2005 (SEC File No. 001-09047).#
10.16
Forms of Independent Bank Corp. Performance Based Restricted Stock Award Agreement for Chief Executive Officer, incorporated herein by reference to Exhibit 10.14 to Form 10-K filed on February 27, 2018 (SEC File No. 001-09047).#

10.17
Forms of Independent Bank Corp. Performance Based Restricted Stock Award Agreement for Executive Officers, incorporated herein by reference to Exhibit 10.15 to Form 10-K filed on February 27, 2018 (SEC File No. 001-09047). #

10.18
Form of Independent Bank Corp. Chief Executive Officer Time Vesting Restricted Stock Agreement, incorporated here in by reference to Exhibit 10.16 to Form 10-K filed on February 27, 2018 (SEC File No. 001-09047). #

10.19
Form of Independent Bank Corp. Executive Officer Time Vesting Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.17 to Form 10-K filed on February 27, 2018 (SEC File No. 001-09047). #

10.20	Independent Bank Corp. 2018 Nonemployee Director Stock Plan, incorporated here in by reference to Exhibit 4.1 to Form S-8 filed on May 18, 2018 (SEC File No. 001-09047). #
10.21	Independent Bank Corp. 2018 Restricted Stock Agreement for Nonemployee Director.* #
10.22	Independent Bank Corp. 2010 Nonemployee Director Stock Plan, incorporated herein by reference to Exhibit 99.1 to Form 8-K filed on May 24, 2010. #
10.23	Independent Bank Corp. 2010 Stock Option Agreement for Nonemployee Director, incorporated herein by reference to Exhibit 99.2 to Form 8-K filed on May 24, 2010. #
10.24	Independent Bank Corp. 2010 Restricted Stock Agreement for Nonemployee Director, incorporated herein by reference to Exhibit 99.3 to Form 8-K filed on May 24, 2010. #
10.25
Master Data Processing Services Agreement dated and effective as of May 15, 2012 between Rockland Trust Company and Q2 Software, Inc., incorporated herein by reference to Exhibit 10.1 to Form 8-K/A filed on July 18, 2012. ++

10.26
Information Technology Services Agreement by and between Fidelity Information Services, LLC and Independent Bank Corp., effective as of January 1, 2015, incorporated herein by reference to Exhibit 10.1 to Form 8-K/A filed on March 6, 2015. ++

10.27
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
Date: February 28, 2019
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

/s/ CHRISTOPHER ODDLEIFSON	Director, CEO/President	Date:	February 28, 2019
Christopher Oddleifson	(Principal Executive Officer)

/s/ DONNA L. ABELLI	Director and Chairman of the Board	Date:	February 28, 2019
Donna L. Abelli

/s/ ROBERT D. COZZONE	CFO (Principal Financial Officer)	Date:	February 28, 2019
Robert D. Cozzone

/s/ MARK RUGGIERO	Controller	Date:	February 28, 2019
Mark Ruggiero	(Principal Accounting Officer)

/s/MICHAEL P. HOGAN	Director	Date:	February 28, 2019
Michael P. Hogan

/s/ KEVIN J. JONES	Director	Date:	February 28, 2019
Kevin J. Jones

/s/ MARY L. LENTZ	Director	Date:	February 28, 2019
Mary L. Lentz

/s/ EILEEN C. MISKELL	Director	Date:	February 28, 2019
Eileen C. Miskell

/s/ JOHN J. MORRISSEY	Director	Date:	February 28, 2019
John J. Morrissey

/s/ GERARD F. NADEAU	Director	Date:	February 28, 2019
Gerard F. Nadeau

/s/ DANIEL F. O’BRIEN	Director	Date:	February 28, 2019
Daniel F. O’ Brien

/s/ FREDERICK TAW	Director	Date:	February 28, 2019
Frederick Taw

/s/ BRIAN S. TEDESCHI	Director	Date:	February 28, 2019
Brian S. Tedeschi

/s/ THOMAS R. VENABLES	Director	Date:	February 28, 2019
Thomas R. Venables