Form 10-Q
period 2019-03-31
INDEPENDENT BANK CORP
filed 2019-05-07
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Commission File Number: 1-9047
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
(781) 878-6100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $01 par value per share	INDB	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒
As of May 6, 2019, there were 34,310,487 shares of the issuer’s common stock outstanding, par value $0.01 per share.

Table 17 - Interest Rate Sensitivity	86
Table 18 - Sources of Liquidity	88

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	March 31, 2019	December 31 2018
Assets
Cash and due from banks	$106,748	$127,503
Interest-earning deposits with banks	185,526	122,952
Securities
Trading	1,837	1,504
Equities	20,357	19,477
Available for sale	437,689	442,752
Held to maturity (fair value $623,156 and $603,640)	623,243	611,490
Total securities	1,083,126	1,075,223
Loans held for sale (at fair value)	5,586	6,431
Loans
Commercial and industrial	1,150,632	1,093,629
Commercial real estate	3,254,085	3,251,248
Commercial construction	373,517	365,165
Small business	166,410	164,676
Residential real estate	935,238	923,294
Home equity - first position	642,451	654,083
Home equity - subordinate positions	438,290	438,001
Other consumer	16,249	16,098
Total loans	6,976,872	6,906,194
Less: allowance for loan losses	(65,140)	(64,293)
Net loans	6,911,732	6,841,901
Federal Home Loan Bank stock	7,667	15,683
Bank premises and equipment, net	98,843	97,581
Goodwill	256,105	256,105
Other intangible assets	14,339	15,250
Cash surrender value of life insurance policies	161,521	160,456
Other assets	166,264	132,507
Total assets	$8,997,457	$8,851,592
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$2,329,566	$2,450,907
Savings and interest checking accounts	2,914,367	2,865,349
Money market	1,496,118	1,399,761
Time certificates of deposit of $100,000 and over	362,632	351,629
Other time certificates of deposits	360,919	359,474
Total deposits	7,463,602	7,427,120
Borrowings
Federal Home Loan Bank borrowings	25,752	147,806

Line of credit (less unamortized debt issuance costs of $7)	49,993	—
Long-term borrowings (less unamortized debt issuance costs of $86)	74,914	—
Junior subordinated debentures (less unamortized debt issuance costs of $116 and $118)	73,082	76,173
Subordinated debentures (less unamortized debt issuance costs of $701 and $272)	84,299	34,728
Total borrowings	308,040	258,707
Other liabilities	121,277	92,275
Total liabilities	7,892,919	7,778,102
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value, authorized: 75,000,000 shares, issued and outstanding: 28,137,504 shares at March 31, 2019 and 28,080,408 shares at December 31, 2018 (includes 155,012 and 153,459 shares of unvested participating restricted stock awards, respectively)	280	279
Value of shares held in rabbi trust at cost: 144,166 shares at March 31, 2019 and 153,226 shares at December 31, 2018	(4,599)	(4,718)
Deferred compensation and other retirement benefit obligations	4,599	4,718
Additional paid in capital	527,795	527,648
Retained earnings	569,582	546,736
Accumulated other comprehensive income (loss), net of tax	6,881	(1,173)
Total stockholders’ equity	1,104,538	1,073,490
Total liabilities and stockholders' equity	$8,997,457	$8,851,592
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2019	2018
Interest income
Interest and fees on loans	$83,608	$67,184
Taxable interest and dividends on securities	7,465	6,219
Nontaxable interest and dividends on securities	13	16
Interest on loans held for sale	31	19
Interest on federal funds sold and short-term investments	426	311
Total interest and dividend income	91,543	73,749
Interest expense
Interest on deposits	7,028	3,935
Interest on borrowings	1,990	1,343
Total interest expense	9,018	5,278
Net interest income	82,525	68,471
Provision for loan losses	1,000	500
Net interest income after provision for loan losses	81,525	67,971
Noninterest income
Deposit account fees	4,406	4,431
Interchange and ATM fees	4,516	4,173
Investment management	6,748	6,142
Mortgage banking income	806	870
Increase in cash surrender value of life insurance policies	972	947
Loan level derivative income	641	447
Other noninterest income	3,444	2,853
Total noninterest income	21,533	19,863
Noninterest expenses
Salaries and employee benefits	33,117	31,100
Occupancy and equipment expenses	7,130	7,408
Data processing and facilities management	1,326	1,286
FDIC assessment	616	798
Advertising expense	1,213	1,123
Merger and acquisition expense	1,032	—
Software maintenance	1,165	972
Other noninterest expenses	10,712	10,764
Total noninterest expenses	56,311	53,451
Income before income taxes	46,747	34,383
Provision for income taxes	11,522	6,828
Net income	$35,225	$27,555
Basic earnings per share	$1.25	$1.00
Diluted earnings per share	$1.25	$1.00
Weighted average common shares (basic)	28,106,184	27,486,573
Common share equivalents	54,466	67,381
Weighted average common shares (diluted)	28,160,650	27,553,954
Cash dividends declared per common share	$0.44	$0.38
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2019	2018
Net income	$35,225	$27,555
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	4,729	(5,468)
Net change in fair value of cash flow hedges	3,285	215
Net change in other comprehensive income for defined benefit postretirement plans	40	117
Total other comprehensive income (loss)	8,054	(5,136)
Total comprehensive income	$43,279	$22,419
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation and Other Retirement Benefit Obligations	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2018	28,080,408	$279	$(4,718)	$4,718	$527,648	$546,736	$(1,173)	$1,073,490
Net income	—	—	—	—	—	35,225	—	35,225
Other comprehensive income	—	—	—	—	—	—	8,054	8,054
Common dividend declared ($0.44 per share)	—	—	—	—	—	(12,379)	—	(12,379)
Proceeds from exercise of stock options, net of cash paid	6,000	—	—	—	165	—	—	165
Stock based compensation	—	—	—	—	915	—	—	915
Restricted stock awards issued, net of awards surrendered	44,407	1	—	—	(1,420)	—	—	(1,419)
Shares issued under direct stock purchase plan	6,689	—	—	—	487	—	—	487
Deferred compensation and other retirement benefit obligations	—	—	119	(119)	—	—	—	—
Balance March 31, 2019	28,137,504	$280	$(4,599)	$4,599	$527,795	$569,582	$6,881	$1,104,538

Balance December 31, 2017	27,450,190	$273	$(4,590)	$4,590	$479,430	$465,937	$(1,831)	$943,809
Opening balance reclassification (1)	—	—	—	—	—	397	(397)	—
Cumulative effect accounting adjustment (2)	—	—	—	—	—	831	(831)	—
Net income	—	—	—	—	—	27,555		27,555
Other comprehensive loss	—	—	—	—	—	—	(5,136)	(5,136)
Common dividend declared ($0.38 per share)	—	—	—	—	—	(10,454)	—	(10,454)
Proceeds from exercise of stock options, net of cash paid	19,256	—	—	—	143	—	—	143
Stock based compensation	—	—	—	—	1,041	—	—	1,041
Restricted stock awards issued, net of awards surrendered	36,961	—	—	—	(1,318)	—	—	(1,318)
Shares issued under direct stock purchase plan	5,921	—	—	—	419	—	—	419
Deferred compensation and other retirement benefit obligations	—	—	(1)	1	—	—	—	—
Balance March 31, 2018	27,512,328	$273	$(4,591)	$4,591	$479,715	$484,266	$(8,195)	$956,059

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

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2019	2018
Cash flow from operating activities
Net income	$35,225	$27,555
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,648	4,181
Provision for loan losses	1,000	500
Deferred income tax expense	539	359
Net (gain) loss on equity securities	(907)	485
Net (gain) loss on bank premises and equipment	25	(7)
Net loss on other real estate owned and foreclosed assets	—	1
Realized gain on sale leaseback transaction	(145)	(258)
Stock based compensation	915	1,041
Increase in cash surrender value of life insurance policies	(972)	(947)
Operating lease payments	(2,165)	—
Change in fair value on loans held for sale	(1)	26
Net change in:
Trading assets	(333)	(277)
Loans held for sale	846	805
Other assets	1,721	2,594
Other liabilities	(5,228)	(2,175)
Total adjustments	(1,057)	6,328
Net cash provided by operating activities	34,168	33,883
Cash flows used in investing activities
Purchases of equity securities	(105)	(78)
Proceeds from maturities and principal repayments of securities available for sale	11,318	11,040
Purchases of securities available for sale	—	(37,201)
Proceeds from maturities and principal repayments of securities held to maturity	19,003	22,888
Purchases of securities held to maturity	(30,502)	(53,995)
Net redemption (purchases) of Federal Home Loan Bank stock	8,016	(1,430)
Investments in low income housing projects	(292)	(1,213)
Purchases of life insurance policies	(93)	(93)
Net increase in loans	(70,378)	(6,856)
Purchases of bank premises and equipment	(3,713)	(2,803)
Proceeds from the sale of bank premises and equipment	13	52
Proceeds from the sale of other real estate owned and foreclosed assets	—	253
Net cash used in investing activities	(66,733)	(69,436)
Cash flows provided by financing activities
Net increase in time deposits	12,464	10,486
Net increase in other deposits	24,034	11,804
Net repayments of short-term Federal Home Loan Bank borrowings	(122,046)	—
Net increase (decrease) in customer repurchase agreements	—	(24,765)

Proceeds from line of credit, net of issuance costs	49,993	—
Proceeds from long-term debt, net of issuance costs	74,914	—
Repayments of junior subordinated debentures	(3,093)	—
Proceeds from subordinated debentures, net of issuance costs	49,556	—
Net proceeds from exercise of stock options	165	143
Restricted stock awards issued, net of awards surrendered	(1,419)	(1,318)
Proceeds from shares issued under direct stock purchase plan	487	419
Common dividends paid	(10,671)	(8,784)
Net cash provided by (used in) financing activities	74,384	(12,015)
Net increase (decrease) in cash and cash equivalents	41,819	(47,568)
Cash and cash equivalents at beginning of year	250,455	213,116
Cash and cash equivalents at end of period	$292,274	$165,548
Supplemental schedule of noncash activities
Net increase in capital commitments relating to low income housing project investments	$—	$9
Initial recognition of operating leases upon adoption of Accounting Standards Update 2016-02 (1)	$32,777	$—
Initial recognition of operating lease at commencement	$2,926	$—
(1) Represents adjustment needed to reflect the opening balance of the Company's ROU assets and lease liabilities pursuant to the adoption of Accounting Standards Update 2016-02 effective January 1, 2019. Upon adoption, the Company recognized on its balance sheet Right of Use ("ROU") assets of approximately $32.8 million, with a corresponding operating lease liability of approximately $34.1 million, with an adjustment to remove the Company's existing deferred rent liability of approximately $1.3 million.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments - Credit Losses" Update No. 2016-13. Update No. 2016-13 was issued in June 2016 to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company will adopt the update on January 1, 2020 and is currently assessing the impact of the adoption of this standard on the Company's consolidated financial position. To date, the Company has been assessing the key differences and gaps between its current allowance methodologies and models with those it is considering to use upon adoption.  In particular, the Company has completed the development and validation of historical loss and recovery data, and is working on identification and layering of various assumptions needed to translate the data into a life of loan loss estimate.  In addition, the Company has also begun developing accounting policies, as well as considering the need for new internal controls relevant to the updated methodologies and models.  Since the Update No. 2016-13, the FASB has issued an amendment intended on improving the clarification of the amendment, FASB ASC Topic 326 "Financial Instruments - Credit Losses" Update No. 2018-19. The amendment in Update No. 2018-19 was issued in November 2018 and was intended to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases.
NOTE 3 - SECURITIES
Trading Securities
The Company had trading securities of $1.8 million and $1.5 million as of March 31, 2019 and December 31, 2018, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s nonqualified 401(k) Restoration Plan and Nonqualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $20.4 million and $19.5 million as of March 31, 2019 and December 31, 2018, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.
The following table represents a summary of the gains and losses that relates to equity securities for the periods indicated:

	Three Months Ended
	March 31
	2019	2018
Net gains (losses) recognized during the period on equity securities	$907	$(485)
Less: net gains recognized during the period on equity securities sold during the period	3	2
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$904	$(487)

Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity for the periods indicated:

	March 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$32,477	$25	$(47)	$32,455	$32,477	$—	$(439)	$32,038
Agency mortgage-backed securities	217,163	1,674	(1,042)	217,795	222,491	1,020	(3,406)	220,105
Agency collateralized mortgage obligations	133,025	338	(1,832)	131,531	138,149	197	(3,435)	134,911
State, county, and municipal securities	1,716	23	—	1,739	1,719	16	—	1,735
Single issuer trust preferred securities issued by banks	717	4	—	721	717	—	(10)	707
Pooled trust preferred securities issued by banks and insurers	1,660	—	(346)	1,314	1,678	—	(349)	1,329
Small business administration pooled securities	52,549	160	(575)	52,134	53,317	—	(1,390)	51,927
Total available for sale securities	$439,307	$2,224	$(3,842)	$437,689	$450,548	$1,233	$(9,029)	$442,752
Held to maturity securities
U.S. Treasury securities	$1,004	$13	$—	$1,017	$1,004	$11	$—	$1,015
Agency mortgage-backed securities	259,599	3,238	(955)	261,882	252,484	1,548	(3,104)	250,928
Agency collateralized mortgage obligations	337,804	2,208	(4,307)	335,705	332,775	869	(6,920)	326,724
Single issuer trust preferred securities issued by banks	1,500	—	(10)	1,490	1,500	—	(10)	1,490
Small business administration pooled securities	23,336	115	(389)	23,062	23,727	105	(349)	23,483
Total held to maturity securities	$623,243	$5,574	$(5,661)	$623,156	$611,490	$2,533	$(10,383)	$603,640
Total	$1,062,550	$7,798	$(9,503)	$1,060,845	$1,062,038	$3,766	$(19,412)	$1,046,392

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of March 31, 2019 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$10,005	$9,965	$10,003	$10,028	$12,469	$12,462	$—	$—	$32,477	$32,455
Agency mortgage-backed securities	7	7	52,054	51,871	88,335	88,705	76,767	77,212	217,163	217,795
Agency collateralized mortgage obligations	—	—	—	—	—	—	133,025	131,531	133,025	131,531
State, county, and municipal securities	—	—	1,022	1,026	694	713	—	—	1,716	1,739
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	717	721	717	721
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,660	1,314	1,660	1,314
Small business administration pooled securities	—	—	—	—	—	—	52,549	52,134	52,549	52,134
Total available for sale securities	$10,012	$9,972	$63,079	$62,925	$101,498	$101,880	$264,718	$262,912	$439,307	$437,689
Held to maturity securities
U.S. Treasury securities	$—	$—	$1,004	$1,017	$—	$—	$—	$—	$1,004	$1,017
Agency mortgage-backed securities	—	—	11,786	11,724	34,127	34,044	213,686	216,114	259,599	261,882
Agency collateralized mortgage obligations	—	—	—	—	553	551	337,251	335,154	337,804	335,705
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,490	—	—	1,500	1,490
Small business administration pooled securities	—	—	—	—	—	—	23,336	23,062	23,336	23,062
Total held to maturity securities	$—	$—	$12,790	$12,741	$36,180	$36,085	$574,273	$574,330	$623,243	$623,156
Total	$10,012	$9,972	$75,869	$75,666	$137,678	$137,965	$838,991	$837,242	$1,062,550	$1,060,845
Inclusive in the table above is $5.3 million of callable securities at March 31, 2019.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $388.7 million and $361.1 million at March 31, 2019 and December 31, 2018, respectively.
At March 31, 2019 and December 31, 2018, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.
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

The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2019
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	3	$4,306	$(1)	$22,428	$(46)	$26,734	$(47)
Agency mortgage-backed securities	110	—	—	246,113	(1,997)	246,113	(1,997)
Agency collateralized mortgage obligations	41	—	—	285,297	(6,139)	285,297	(6,139)
Single issuer trust preferred securities issued by banks and insurers	1	1,490	(10)	—	—	1,490	(10)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,314	(346)	1,314	(346)
Small business administration pooled securities	6	—	—	59,347	(964)	59,347	(964)
Total temporarily impaired securities	162	$5,796	$(11)	$614,499	$(9,492)	$620,295	$(9,503)

	December 31, 2018
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S.government agency securities	3	$9,960	$(43)	$22,078	$(396)	$32,038	$(439)
Agency mortgage-backed securities	144	104,616	(1,363)	222,850	(5,147)	327,466	(6,510)
Agency collateralized mortgage obligations	48	57,871	(398)	279,229	(9,957)	337,100	(10,355)
Single issuer trust preferred securities issued by banks and insurers	2	2,197	(20)	—	—	2,197	(20)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,329	(349)	1,329	(349)
Small business administration pooled securities	7	28,257	(662)	40,621	(1,077)	68,878	(1,739)
Total temporarily impaired securities	205	$202,901	$(2,486)	$566,107	$(16,926)	$769,008	$(19,412)

The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. As a result, the Company does not consider these investments to be OTTI and accordingly, there was no OTTI recorded for the three months ended March 31, 2019 and 2018. There was no cumulative credit related component of OTTI as of March 31, 2019 or December 31, 2018. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at March 31, 2019:

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

NOTE 4 - LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY
The following tables bifurcate the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	March 31, 2019
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$1,122,411	$3,238,857	$373,206	$165,931	$919,599	$1,074,668	$16,062	$6,910,734
Individually evaluated for impairment	$28,221	$10,323	$311	$479	$12,061	$5,900	$187	$57,482
Purchased credit impaired loans	$—	$4,905	$—	$—	$3,578	$173	$—	$8,656
Total loans by group	$1,150,632	$3,254,085	$373,517	$166,410	$935,238	$1,080,741	$16,249	$6,976,872	(1)

	December 31, 2018
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$1,064,800	$3,235,418	$365,165	$164,135	$906,959	$1,085,961	$15,901	$6,838,339
Individually evaluated for impairment	$28,829	$10,839	$—	$541	$12,706	$5,948	$197	$59,060
Purchased credit impaired loans	$—	$4,991	$—	$—	$3,629	$175	$—	$8,795
Total loans by group	$1,093,629	$3,251,248	$365,165	$164,676	$923,294	$1,092,084	$16,098	$6,906,194	(1)

(1)
The amount of net deferred costs on originated loans included in the ending balance was $7.3 million and $7.1 million at March 31, 2019 and December 31, 2018, respectively. Net unamortized discounts on acquired loans not deemed to be purchased credit impaired ("PCI") included in the ending balance was $14.3 million and $15.2 million at March 31, 2019 and December 31, 2018, respectively.

The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended March 31, 2019
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,760	$32,370	$5,158	$1,756	$3,219	$5,608	$422	$64,293
Charge-offs	—	—	—	(145)	—	(113)	(301)	(559)
Recoveries	124	33	—	27	1	66	155	406
Provision (benefit)	988	(354)	197	146	14	(54)	63	1,000
Ending balance	$16,872	$32,049	$5,355	$1,784	$3,234	$5,507	$339	$65,140
Ending balance: collectively evaluated for impairment	$16,814	$31,974	$5,355	$1,783	$2,432	$5,346	$332	$64,036
Ending balance: individually evaluated for impairment	$58	$75	$—	$1	$802	$161	$7	$1,104
	Three Months Ended March 31, 2018
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,256	$31,453	$5,698	$1,577	$2,822	$5,390	$447	$60,643
Charge-offs	(133)	—	—	(24)	(39)	(79)	(318)	(593)
Recoveries	12	20	—	9	2	34	235	312
Provision (benefit)	398	(14)	(19)	31	52	14	38	500
Ending balance	$13,533	$31,459	$5,679	$1,593	$2,837	$5,359	$402	$60,862
Ending balance: collectively evaluated for impairment	$13,524	$31,422	$5,679	$1,590	$1,893	$5,111	$386	$59,605
Ending balance: individually evaluated for impairment	$9	$37	$—	$3	$944	$248	$16	$1,257

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
The following tables detail the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		March 31, 2019
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$1,043,472	$3,135,926	$368,450	$163,671	$4,711,519
Potential weakness	7	53,712	85,126	2,248	867	141,953
Definite weakness-loss unlikely	8	53,448	33,033	2,819	1,872	91,172
Partial loss probable	9	—	—	—	—	—
Definite loss	10	—	—	—	—	—
Total		$1,150,632	$3,254,085	$373,517	$166,410	$4,944,644

		December 31, 2018
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$1,014,370	$3,156,989	$361,884	$161,851	$4,695,094
Potential weakness	7	16,860	56,840	298	888	74,886
Definite weakness-loss unlikely	8	58,909	37,419	2,983	1,937	101,248
Partial loss probable	9	3,490	—	—	—	3,490
Definite loss	10	—	—	—	—	—
Total		$1,093,629	$3,251,248	$365,165	$164,676	$4,874,718

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

	March 31, 2019	December 31, 2018
Residential portfolio
FICO score (re-scored)(1)	748	749
LTV (re-valued)(2)	58.6%	58.6%
Home equity portfolio
FICO score (re-scored)(1)	767	767
LTV (re-valued)(2)(3)	49.6%	49.3%

(1)
The average FICO scores at March 31, 2019 are based upon rescores available from March 11, 2019 and origination score data for loans booked for the remainder of March 2019. The average FICO scores at December 31, 2018 are based upon rescores available from November 2018 and origination score data for loans booked in December 2018.

(2)
The combined LTV ratios for March 31, 2019 are based upon updated automated valuations as of February 2019, when available, or the most current valuation data available. The combined LTV ratios for December 31, 2018 are based upon updated automated valuations as of November 2018, when available, and/or the most current valuation data available. The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained. If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.

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
The following table shows information regarding nonaccrual loans at the dates indicated:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Commercial and industrial	$25,879	$26,310
Commercial real estate	1,228	3,015
Commercial construction	311	311
Small business	180	235
Residential real estate	8,517	8,251
Home equity	7,202	7,278
Other consumer	9	13
Total nonaccrual loans (1)	$43,326	$45,413

(1)Included in these amounts were $28.9 million and $29.3 million of nonaccruing TDRs at March 31, 2019 and December 31, 2018, respectively.

The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$4,186	$3,174

The following tables show the age analysis of past due financing receivables as of the dates indicated:

	March 31, 2019
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	2	$70	—	$—	4	$413	6	$483	$1,150,149	$1,150,632	$—
Commercial real estate	9	2,156	—	—	3	274	12	2,430	3,251,655	3,254,085	—
Commercial construction	1	387	—	—	1	311	2	698	372,819	373,517	—
Small business	22	361	23	100	13	104	58	565	165,845	166,410	—
Residential real estate	12	1,467	9	1,231	27	4,852	48	7,550	927,688	935,238	—
Home equity	28	1,711	8	693	29	3,017	65	5,421	1,075,320	1,080,741	—
Other consumer (1)	246	242	13	47	10	10	269	299	15,950	16,249	5
Total	320	$6,394	53	$2,071	87	$8,981	460	$17,446	$6,959,426	$6,976,872	$5

	December 31, 2018
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	—	$—	4	$382	11	$26,311	15	$26,693	$1,066,936	$1,093,629	$—
Commercial real estate	9	1,627	—	—	8	2,250	17	3,877	3,247,371	3,251,248	—
Commercial construction	1	1,271	—	—	1	311	2	1,582	363,583	365,165	—
Small business	15	506	19	87	24	162	58	755	163,921	164,676	—
Residential real estate	23	3,486	6	521	25	4,382	54	8,389	914,905	923,294	—
Home equity	22	1,331	12	855	29	2,663	63	4,849	1,087,235	1,092,084	—
Other consumer (1)	330	181	15	9	12	13	357	203	15,895	16,098	5
Total	400	$8,402	56	$1,854	110	$36,092	566	$46,348	$6,859,846	$6,906,194	$5

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

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
TDRs on accrual status	$23,053	$23,849
TDRs on nonaccrual	28,908	29,348
Total TDRs	$51,961	$53,197
Amount of specific reserves included in the allowance for loan losses associated with TDRs	$1,051	$1,079
Additional commitments to lend to a borrower who has been a party to a TDR	$865	$982

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
The following tables show the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended
	March 31, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial real estate	1	150	150
Home equity	1	75	75
Total	2	$225	$225

	Three Months Ended
	March 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial real estate	1	445	445
Home equity	2	242	242
Total	3	$687	$687

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	Three Months Ended
	March 31
	2019	2018
	(Dollars in thousands)
Adjusted interest rate	$150	$—
Court ordered concession	75	242
Extended maturity	—	445
Total	$225	$687

The Company considers a loan to have defaulted when it reaches 90 days past due. During the three months ended March 31, 2019 and March 31, 2018, there were no loans modified during the past twelve months that subsequently defaulted.
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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio at the dates indicated:

	March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$27,724	$37,327	$—
Commercial real estate	8,652	8,868	—
Commercial construction	311	311	—
Small business	299	347	—
Residential real estate	4,402	4,574	—
Home equity	4,921	5,169	—
Other consumer	51	51	—
Subtotal	46,360	56,647	—
With an allowance recorded
Commercial and industrial	$497	$497	$58
Commercial real estate	1,671	1,671	75
Small business	180	220	1
Residential real estate	7,659	8,669	802
Home equity	979	1,137	161
Other consumer	136	138	7
Subtotal	11,122	12,332	1,104
Total	$57,482	$68,979	$1,104

	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$28,459	$35,913	$—
Commercial real estate	9,552	9,832	—
Small business	358	439	—
Residential real estate	4,518	4,686	—
Home equity	4,957	5,199	—
Other consumer	56	56	—
Subtotal	47,900	56,125	—
With an allowance recorded
Commercial and industrial	$370	$370	$7
Commercial real estate	1,287	1,287	37
Small business	183	223	1
Residential real estate	8,188	9,217	862
Home equity	991	1,149	164
Other consumer	141	143	8
Subtotal	11,160	12,389	1,079
Total	$59,060	$68,514	$1,079

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended
	March 31, 2019
	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$30,198	$35
Commercial real estate	8,873	104
Commercial construction	311	—
Small business	323	2
Residential real estate	4,421	54
Home equity	4,952	55
Other consumer	53	1
Subtotal	49,131	251
With an allowance recorded
Commercial and industrial	$498	$3
Commercial real estate	1,682	24
Small business	181	2
Residential real estate	7,665	64
Home equity	985	12
Other consumer	138	1
Subtotal	11,149	106
Total	$60,280	$357

	Three Months Ended
	March 31, 2018
	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$33,784	$31
Commercial real estate	14,855	157
Small business	710	5
Residential real estate	4,254	53
Home equity	5,280	53
Other consumer	87	1
Subtotal	58,970	300
With an allowance recorded
Commercial and industrial	$227	$2
Commercial real estate	1,730	24
Small business	131	2
Residential real estate	9,060	71
Home equity	1,688	12
Other consumer	211	2
Subtotal	13,047	113
Total	$72,017	$413

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

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Outstanding balance	$9,592	$9,749
Carrying amount	$8,656	$8,795

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended March 31
	2019	2018
	(Dollars in thousands)
Beginning balance	$1,191	$1,791
Accretion	(141)	(215)
Other change in expected cash flows (1)	114	44
Reclassification from nonaccretable difference for loans which have paid off (2)	—	22
Ending balance	$1,164	$1,642

(1) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).
(2) Results in increased interest income during the period in which the loan paid off at amount greater than originally expected.

NOTE 5 - BORROWINGS

On March 14, 2019, the Company issued $50.0 million of fixed to floating rate subordinated notes in a private placement transaction to institutional accredited investors. The subordinated debentures mature on March 15, 2029, however with regulatory approval, the Company may redeem the subordinated debt without penalty at any scheduled payment date on or after March 15, 2024 with 30 days notice. The subordinated notes carry interest at a fixed rate of 4.75% through March 15, 2024, after which it converts to a variable rate.

On March 28, 2019, the Company entered into a credit facility for an aggregate principal amount of $125.0 million, including a $50.0 million senior unsecured revolving loan credit facility and a $75.0 million senior unsecured term loan credit facility. Advances under the revolving loan facility and term loan facility shall bear interest at an interest rate equal to the one-month LIBOR rate plus 1.15% for the revolving loan facility and one-month LIBOR plus 1.25% for the term loan facility, which is due and payable in full on March 28, 2022. The Company used the proceeds of these borrowings for the funding needs related to the second quarter closing of Blue Hills Bancorp, Inc. ("BHB"). Subsequent to March 31, 2019, the Company repaid the full $50.0 million of the senior unsecured revolving loan facility.

NOTE 6 -EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended
	March 31
	2019	2018
	(Dollars in thousands, except per share data)
Net income	$35,225	$27,555

Weighted Average Shares
Basic shares	28,106,184	27,486,573
Effect of dilutive securities	54,466	67,381
Diluted shares	28,160,650	27,553,954

Net income per share
Basic EPS	$1.25	$1.00
Effect of dilutive securities	—	—
Diluted EPS	$1.25	$1.00

During the three months ended March 31, 2019 there were no options to purchase common stock and 6,890 shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. During the three months ended March 31, 2018 there were 143 options to purchase common stock and no shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

NOTE 7 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the three months ended March 31, 2019, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/21/2019	43,250	2005 Employee Stock Plan	$83.87	Ratably over 5 years from grant date
3/15/2019	600	2005 Employee Stock Plan	$79.55	Ratably over 5 years from grant date

The fair value of the restricted stock awards is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of restricted stock awards are entitled to receive dividends and to vote from and as of the date of grant.
Performance-Based Restricted Stock Awards
On February 21, 2019, the Company granted 15,900 performance-based restricted stock awards to certain executive level employees. These performance-based restricted stock awards were issued from the 2005 Employee Stock Plan and were determined to have a grant date fair value per share of $83.87, determined by the average of the high and low price at which the Company's common stock traded on the date of grant. The number of shares to be vested will be contingent upon the Company's attainment of certain performance measures outlined in the award agreement and will be measured as of the end of the three year performance period, January 1, 2019 through December 31, 2021. The awards will vest upon the earlier of the date on which it is determined if the performance goal is achieved subsequent to the performance period or March 31, 2022. These awards are accounted for as equity awards due to the nature of these awards and the fact that these shares will not be settled in cash.
The holders of these awards are not entitled to receive dividends or vote until the shares are vested.
    On February 26, 2019, the performance-based restricted stock awards that were awarded on February 11, 2016 vested at 100% of the maximum target shares awarded, or 17,947 shares.
Stock Options
The Company did not grant any awards of options to purchase shares of common stock during the three months ended March 31, 2019.

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

The following tables reflect the Company's derivative positions for the periods indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes:

March 31, 2019
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	2.93	2.63%	1.53%	$1,528

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	350,000	4.23	2.50%	2.57%	6,458

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	250,000	3.92	2.49%	3.02% - 2.51%	5,150

Total	$675,000				$13,136

December 31, 2018
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	3.18	2.74%	1.53%	$2,282

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	250,000	4.52	2.57%	2.67%	2,938

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	250,000	4.17	2.47%	3.02% - 2.51%	3,344

Total	$575,000				$8,564

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.8 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $1.3 million (pre-tax) to be reclassified to interest income and $725,000 (pre-tax) to be reclassified as an offset to interest expense, from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of March 31, 2019.
The Company recognized $61,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for the three month period ended March 31, 2018. The Company did not recognize any amortization income related to previously terminated swaps for the three month period ended March 31, 2019.
The Company had no fair value hedges as of March 31, 2019 or December 31, 2018.

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
The following tables reflect the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2019
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	235	$70,141	$151,524	$54,375	$56,044	$618,648	$950,732	$9,724
Pay fixed, receive variable	222	$70,141	$151,524	$54,375	$56,044	$618,648	$950,732	$(9,724)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	33	$70,994	$—	$—	$—	$—	$70,994	$(2,102)
Buys U.S. currency, sells foreign currency	33	$70,994	$—	$—	$—	$—	$70,994	$2,140
	December 31, 2018
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	235	$50,702	$124,222	$97,904	$47,308	$631,471	$951,607	$(2,907)
Pay fixed, receive variable	220	$50,702	$124,222	$97,904	$47,308	$631,471	$951,607	$2,903
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	27	$60,297	$3,505	$—	$—	$—	$63,802	$(1,404)
Buys U.S. currency, sells foreign currency	27	$60,297	$3,505	$—	$—	$—	$63,802	$1,434

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

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

The change in fair value on the interest rate lock commitments and forward delivery sale commitments are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was an increase of $1,000 and a decrease of $26,000 for the three months ended March 31, 2019 and 2018, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives. Additionally, the aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income was $705,000 and $782,000 for the three months ended March 31, 2019 and 2018, respectively.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	March 31 2019	December 31 2018	Balance Sheet Location	March 31 2019	December 31 2018
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$13,136	$8,955	Other liabilities	$—	$391
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	Other assets	$17,660	$15,580	Other liabilities	$17,660	$15,584
Foreign exchange contracts	Other assets	2,140	1,578	Other liabilities	2,102	1,548
Mortgage Derivatives
Interest rate lock commitments	Other assets	128	91	Other liabilities	—	—
Forward sales agreements	Other assets	128	106	Other liabilities	—	—
		$20,056	$17,355		$19,762	$17,132
Total		$33,192	$26,310		$19,762	$17,523

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended
	March 31
	2019	2018
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$3,285	$215
Gain reclassified from OCI into interest income or interest expense (effective portion)	$424	$90
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest expense	$—	$—
Other expense	—	—
Total	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$13	$9
Other expense	(1)	(13)
Changes in fair value of mortgage derivatives
Mortgage banking income	59	12
Total	$71	$8

The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $490,000 and $176,000 at March 31, 2019 and December 31, 2018, respectively. Although none of the contingency provisions have applied as of March 31, 2019 and December 31, 2018, the Company has posted collateral to offset the net liability exposures with institutional counterparties.

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. The Company's exposure relating to institutional counterparties was $17.4 million and $18.4 million at March 31, 2019 and December 31, 2018, respectively. The Company’s exposure relating to customer counterparties was approximately $13.8 million and $6.4 million at March 31, 2019 and December 31, 2018, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	March 31, 2019
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$13,136	$—	$13,136	$9,988	$(928)	$2,220
Loan level derivatives	17,660	—	17,660	3,198	(262)	14,200
Customer foreign exchange contracts	2,140	—	2,140	—	—	2,140
	$32,936	$—	$32,936	$13,186	$(1,190)	$18,560

Derivative Liabilities
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level derivatives	17,660	—	17,660	13,186	505	3,969
Customer foreign exchange contracts	2,102	—	2,102	—	—	2,102
	$19,762	$—	$19,762	$13,186	$505	$6,071

(1)	Reflects offsetting derivative positions with the same counterparty.

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2018
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$8,955	$—	$8,955	$391	$(5,527)	$3,037
Loan level derivatives	15,580	—	15,580	6,165	(3,001)	6,414
Customer foreign exchange contracts	1,578	—	1,578	—	—	1,578
	$26,113	$—	$26,113	$6,556	$(8,528)	$11,029

Derivative Liabilities
Interest rate swaps	$391	$—	$391	$391	$—	$—
Loan level derivatives	15,584	—	15,584	6,165	173	9,246
Customer foreign exchange contracts	1,548	—	1,548	—	—	1,548
	$17,523	$—	$17,523	$6,556	$173	$10,794

(1)	Reflects offsetting derivative positions with the same counterparty.

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.

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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets are subject to impairment testing. The Company conducts an annual impairment test of goodwill in the third quarter of each year, or more frequently if necessary. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. To estimate the fair value of goodwill and, if necessary, other intangible assets, the Company utilizes both a comparable analysis of relevant price multiples in recent market transactions and a discounted cash flow analysis. Both valuation models require a significant degree of management judgment. In the event the fair value as determined by the valuation model is less than the carrying value, the intangibles may be impaired. If the impairment testing resulted in impairment, the Company would classify the impaired goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

Assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	March 31, 2019
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$1,837	$1,837	$—	$—
Equity securities	20,357	20,357	—	—
Securities available for sale
U.S. Government agency securities	32,455	—	32,455	—
Agency mortgage-backed securities	217,795	—	217,795	—
Agency collateralized mortgage obligations	131,531	—	131,531	—
State, county, and municipal securities	1,739	—	1,739	—
Single issuer trust preferred securities issued by banks and insurers	721	—	721	—
Pooled trust preferred securities issued by banks and insurers	1,314	—	—	1,314
Small business administration pooled securities	52,134	—	52,134	—
Loans held for sale	5,586	—	5,586	—
Derivative instruments	33,192	—	33,192	—
Liabilities
Derivative instruments	19,762	—	19,762	—
Total recurring fair value measurements	$478,899	$22,194	$455,391	$1,314

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$28,261	$—	$—	$28,261
Total nonrecurring fair value measurements	$28,261	$—	$—	$28,261

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

Nonrecurring fair value measurements:
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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, as of the dates indicated:

	Three Months Ended
	March 31
	2019	2018
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,329	$1,640
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	3	21
Settlements	(18)	(6)
Ending balance	$1,314	$1,655

The following table sets forth certain unobservable inputs regarding the Company’s financial instruments that are classified as Level 3 for the periods indicated:

	March 31 2019	December 31 2018		March 31 2019	December 31 2018	March 31 2019	December 31 2018
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,314	$1,329	Cumulative prepayment	0% - 58%	0% - 59%	2.5%	2.1%
			Cumulative default	5% - 100%	5% - 100%	16.1%	16.2%
			Loss given default	85% - 100%	85% - 100%	92.1%	94.8%
			Cure given default	0% - 75%	0% - 75%	60.9%	60.9%
Appraisals of collateral(1)
Collateral dependent impaired loans	$28,261	$29,109

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
	March 31, 2019
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,004	$1,017	$—	$1,017	$—
Agency mortgage-backed securities	259,599	261,882	—	261,882	—
Agency collateralized mortgage obligations	337,804	335,705	—	335,705	—
Single issuer trust preferred securities issued by banks	1,500	1,490	—	1,490	—
Small business administration pooled securities	23,336	23,062	—	23,062	—
Loans, net of allowance for loan losses(b)	6,883,471	6,763,125	—	—	6,763,125
Federal Home Loan Bank stock(c)	7,667	7,667	—	7,667	—
Cash surrender value of life insurance policies(d)	161,521	161,521	—	161,521	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$6,740,051	$6,740,051	$—	$6,740,051	$—
Time certificates of deposits(f)	723,551	718,532	—	718,532	—
Federal Home Loan Bank borrowings(f)	25,752	25,699	—	25,699	—
Line of credit(f)	49,993	49,061	—	49,061	—
Long-term borrowings(f)	74,914	71,694	—	71,694	—
Junior subordinated debentures(g)	73,082	73,025	—	73,025	—
Subordinated debentures(f)	84,299	87,425	—	—	87,425

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2018
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,004	$1,015	$—	$1,015	$—
Agency mortgage-backed securities	252,484	250,928	—	250,928	—
Agency collateralized mortgage obligations	332,775	326,724	—	326,724	—
Single issuer trust preferred securities issued by banks	1,500	1,490	—	1,490	—
Small business administration pooled securities	23,727	23,483	—	23,483	—
Loans, net of allowance for loan losses(b)	6,812,792	6,635,209	—	—	6,635,209
Federal Home Loan Bank stock(c)	15,683	15,683	—	15,683	—
Cash surrender value of life insurance policies(d)	160,456	160,456	—	160,456	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$6,716,017	$6,716,017	$—	$6,716,017	$—
Time certificates of deposits(f)	711,103	703,728	—	703,728	—
Federal Home Loan Bank borrowings(f)	147,806	147,603	—	147,603	—
Junior subordinated debentures(g)	76,173	73,827	—	73,827	—
Subordinated debentures(f)	34,728	32,509	—	—	32,509

(a)
The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analysis.

(b)
Fair value of loans is measured using the exit price valuation method, determined primarily by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows, while incorporating liquidity and credit assumptions. Additionally, this amount excludes collateral dependent impaired loans, which are deemed to be marked to fair value on a nonrecurring basis.

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

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when (or as) the entity satisfies a performance obligation

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$4,406	$4,431
Interchange fees	3,735	3,405
ATM fees	666	654
Investment management - wealth management and advisory services	6,069	5,582
Investment management - retail investments and insurance revenue	679	560
Merchant processing income	280	431
Other noninterest income	939	974
Total noninterest income in-scope of ASC 606	16,774	16,037
Total noninterest income out-of-scope of ASC 606	4,759	3,826
Total noninterest income	21,533	19,863

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

Deposit account services include providing access to deposit accounts as well as access to the various deposit transactional services of the Company. These transactional services are primarily those that are identified in the standard fee schedule, and include, but are not limited to, services such as overdraft protection, wire transfer, and check collection. Revenue is recognized in conjunction with the various services being provided. For example, the Company may assess monthly fixed service fees associated with the customer having access to a deposit account, which can vary depending on the account type and daily account balance. In addition, the Company may also assess separate fixed fees associated with and at the time specific transactions are entered into by the customer. As such, the Company considers its performance obligations to be met concurrently with providing the account access or completing the requested deposit transaction.

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

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Receivables, included in other assets	$2,089	$1,893

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

NOTE 12 - COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended March 31, 2019
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$6,178	$(1,449)	$4,729
Less: net security gains reclassified into other noninterest income (expense)	—	—	—
Net change in fair value of securities available for sale	6,178	(1,449)	4,729

Change in fair value of cash flow hedges	4,996	(1,406)	3,590
Less: net cash flow hedge gains reclassified into interest income or interest expense	424	(119)	305
Net change in fair value of cash flow hedges	4,572	(1,287)	3,285

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(11)	3	(8)
Amortization of net actuarial gains	(2)	1	(1)
Amortization of net prior service costs	69	(20)	49
Net change in other comprehensive income for defined benefit postretirement plans (1)	56	(16)	40
Total other comprehensive income	$10,806	$(2,752)	$8,054

	Three Months Ended March 31, 2018
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(7,240)	$1,772	$(5,468)
Less: net security gains reclassified into other noninterest income (expense)	—	—	—
Net change in fair value of securities available for sale	(7,240)	1,772	(5,468)

Change in fair value of cash flow hedges	386	(106)	280
Less: net cash flow hedge losses reclassified into interest income or interest expense	90	(25)	65
Net change in fair value of cash flow hedges	296	(81)	215

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	—	—	—
Amortization of net actuarial losses	94	(26)	68
Amortization of net prior service costs	69	(20)	49
Net change in other comprehensive income for defined benefit postretirement plans (1)	163	(46)	117
Total other comprehensive loss	$(6,781)	$1,645	$(5,136)

(1) The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in the Employee Benefit Plans footnote in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2019
Beginning balance: January 1, 2019	$(5,947)	$6,148	$—	$(1,374)	$(1,173)
Net change in other comprehensive income (loss)	4,729	3,285	—	40	8,054
Ending balance: March 31, 2019	$(1,218)	$9,433	$—	$(1,334)	$6,881
	2018
Beginning balance: January 1, 2018	$(504)	$948	$137	$(2,412)	$(1,831)
Opening balance reclassification	(111)	205	29	(520)	(397)
Cumulative effect accounting adjustment	(831)	—	—	—	(831)
Net change in other comprehensive income (loss)	(5,468)	259	(44)	117	(5,136)
Ending balance: March 31, 2018	$(6,914)	$1,412	$122	$(2,815)	$(8,195)

NOTE 13 - LEASES

The Company adopted the new lease accounting standard ("the lease standard") under Accounting Standards Codification Topic 842 ("ASC 842") using the modified retrospective transition method with an effective date as of January 1, 2019. Therefore, periods prior to to that date were not restated, and are not presented below. The Company elected the package of practical expedients, which permits the Company not to reassess prior conclusions about lease identifications, lease classification and initial direct costs. The Company has elected the short-term lease recognition exemption for all leases that qualify. The Company did not elect to apply the hindsight practical expedient pertaining to using hindsight knowledge as of the effective date when determining lease terms and impairment.

The Company leases office space, space for ATM locations and certain branch locations under noncancelable operating leases. As of March 31, 2019, the Company has entered into 73 noncancelable operating lease agreements. Several of the Company's leases for office space, space for ATM locations and certain branch locations contain renewal options to extend lease terms for a period of 2 to 10 years. The Company makes the decision on whether or not to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to its ROU asset and lease liability when lease agreements are amended and executed. The discount rate used in determining the present value of lease payments is based on the Company's incremental borrowing rate for borrowings with terms similar to each lease at commencement date. The Company has no financing leases outstanding and no leases with residual value guarantees.

As of March 31, 2019, the Company had one lease on a branch location where the location is subleased from a non-related party, and one ATM location lease with a non-employee related party. The future lease payments under these leases do not have a material effect on the Company's financial position or result of operations.
The Company's right-of-use asset related to operating leases was $33.7 million at March 31, 2019.

The following table provides information related to the Company's lease cost.

Three Months Ended
March 31, 2019
(Dollars in thousands)

Operating lease cost	$2,111
Short-term lease cost	39
Variable lease cost	—
Total lease cost	$2,150

For the three months ended March 31, 2019, the weighted average remaining lease term for operating leases was 6.60 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.07%.

The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding at March 31, 2019 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in the Company's Consolidated Balance Sheet.

(Dollars in thousands)

2019	$6,301
2020	7,725
2021	6,751
2022	5,598
2023	3,563
Thereafter	9,246
Total minimum lease payments	$39,184
Less: amount representing interest	4,090
Present value of future minimum lease payments	$35,094

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
The following table summarizes the above financial instruments at the dates indicated:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to extend credit	$2,648,940	$2,639,689
Standby letters of credit	17,580	16,708
Deferred standby letter of credit fees	128	122

Other Contingencies
At March 31, 2019, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The reserve requirement was $5.3 million and $53.5 million at March 31, 2019 and December 31, 2018, respectively.

NOTE 15 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.

The following table presents certain information related to the Company's investments in low income housing projects as of the dates indicated:

	March 31 2019		December 31 2018
	(Dollars in thousands)
Original investment value	$50,232		$50,232
Current recorded investment	32,604		33,681
Unfunded liability obligation	3,643		3,935
Tax credits and benefits	5,611	(1)	5,407
Amortization of investments	4,405	(2)	4,377
Net income tax benefit	1,205	(3)	1,030
(1) This amount reflects anticipated tax credits and tax benefits for the full year ended December 31, 2019.
(2) The amortization amount reduces the tax credits and benefits anticipated for the full year ended December 31, 2019.
(3) This amount represents the net tax benefit expected to be realized for the full year ended December 31, 2019 in determining the Company's effective tax rate.

NOTE 16 - SUBSEQUENT EVENT
Effective April 1, 2019, the Company completed the acquisition of Blue Hills Bancorp, Inc., parent of The Blue Hills Bank (collectively "BHB"). The acquisition resulted in the addition of eleven branch locations in Suffolk and Norfolk counties of Massachusetts, as well as Nantucket. The transaction included the acquisition of approximately $2.1 billion in loans, $196.9 million in securities, the assumption of $1.9 billion in deposits, and $124.8 million of borrowings, each at fair value. Total consideration of $667.1 million consisted of 6,166,010 shares of the Company's common stock issued, as well as $167.4 million in cash, inclusive of cash in lieu of fractional shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, include, but are not limited to:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;

•	adverse changes or volatility in the local real estate market;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio including those related to one or more large commercial relationships;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	inability to raise capital on terms that are favorable;

•	additional regulatory oversight and additional costs associated with the Company's recent increase in assets to over $10 billion;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax expense, resulting from failure to comply with general tax laws, changes in tax laws, or failure to comply with requirements of the federal New Markets Tax Credit program;

•	unexpected changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	unexpected increased competition in the Company’s market area;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	a deterioration in the conditions of the securities markets;

•	a deterioration of the credit rating for U.S. long-term sovereign debt;

•	inability to adapt to changes in information technology, including changes to industry accepted delivery models driven by a migration to the internet as a means of service delivery;

•	electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;

•	adverse changes in consumer spending and savings habits;

•	inability to realize expected synergies from merger transactions in the amounts or in the timeframes anticipated;

•	inability to retain customers and employees, including those retained in the MNB Bancorp and BHB acquisitions;

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

		Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$1,083,126	$1,075,223	$1,011,577	$1,002,921	$996,287
Loans	6,976,872	6,906,194	6,527,402	6,479,271	6,362,056
Allowance for loan losses	(65,140)	(64,293)	(63,235)	(62,557)	(60,862)
Goodwill and other intangible assets	270,444	271,355	239,185	239,724	240,268
Total assets	8,997,457	8,851,592	8,375,497	8,381,002	8,090,410
Total deposits	7,463,602	7,427,120	6,976,239	7,013,490	6,751,511
Total borrowings	308,040	258,707	299,738	300,792	298,939
Stockholders’ equity	1,104,538	1,073,490	998,305	977,065	956,059
Nonperforming loans	43,331	45,418	45,394	47,112	47,713
Nonperforming assets	43,331	45,418	45,584	47,357	48,071
Income statement
Interest income	$91,543	$87,910	$82,875	$79,167	$73,749
Interest expense	9,018	7,618	6,641	5,999	5,278
Net interest income	82,525	80,292	76,234	73,168	68,471
Provision for loan losses	1,000	1,200	1,075	2,000	500
Noninterest income	21,533	23,491	23,264	21,887	19,863
Noninterest expenses	56,311	64,391	55,439	52,688	53,451
Net income	35,225	29,934	33,015	31,118	27,555
Per share data
Net income—basic	$1.25	$1.08	$1.20	$1.13	$1.00
Net income—diluted	1.25	1.07	1.20	1.13	1.00
Cash dividends declared	0.44	0.38	0.38	0.38	0.38
Book value per share	39.26	38.23	36.25	35.49	34.75
Tangible book value per share (1)	29.64	28.57	27.56	26.78	26.02
Performance ratios
Return on average assets	1.62%	1.38%	1.57%	1.52%	1.39%
Return on average common equity	13.10%	11.49%	13.19%	12.85%	11.73%
Net interest margin (on a fully tax equivalent basis)	4.14%	4.05%	3.94%	3.89%	3.77%
Equity to assets	12.28%	12.13%	11.92%	11.66%	11.82%
Dividend payout ratio	30.29%	34.96%	31.69%	33.60%	31.88%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.62%	0.66%	0.70%	0.73%	0.75%
Nonperforming assets as a percent of total assets	0.48%	0.51%	0.54%	0.57%	0.59%

Allowance for loan losses as a percent of total loans	0.93%	0.93%	0.97%	0.97%	0.96%
Allowance for loan losses as a percent of nonperforming loans	150.33%	141.56%	139.30%	132.78%	127.56%
Capital ratios
Tier 1 leverage capital ratio	10.64%	10.69%	10.49%	10.39%	10.32%
Common equity tier 1 capital ratio	12.09%	11.92%	11.98%	11.64%	11.47%
Tier 1 risk-based capital ratio	13.11%	12.99%	13.07%	12.73%	12.57%
Total risk-based capital ratio	15.28%	14.45%	14.58%	14.24%	14.08%

(1)
Represents a non-GAAP measure. For reconciliation to GAAP book value per share, see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures" below.

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company's financial position or operating results. The Company is focused on organic growth, but will also consider acquisition opportunities that can provide a satisfactory financial return, including the recent acquisition of MNB Bancorp in the fourth quarter of 2018 and BHB in the first quarter of 2019.

Interest-Earning Assets

Management’s balance sheet strategy emphasizes commercial and home equity lending. The results depicted in the following table reflect an overall increase in total loans over the past five quarters due to the results of that strategy, as well as the impact from acquisitions. For the first quarter of 2019, the Company's loan growth was driven primarily by the commercial and industrial portfolio.

Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. Management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and loan losses.

Funding and Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth, demonstrating management's emphasis on core deposit growth to fund loans, as depicted by the following chart:

As of March 31, 2019, core deposits comprised 88.48% of total deposits. The cost of deposits for the 2019 first quarter was 0.39%, an increase of five basis points when compared to the fourth quarter of 2018. The Company's net interest margin was 4.14% for the quarter ended March 31, 2019, a nine basis point increase from the fourth quarter of 2018, reflecting the Company's asset sensitive position, as shown by the following chart:

Noninterest Income

Management continues to focus on noninterest income, which is primarily comprised of deposit account fees, interchange and ATM fees, investment management fees and mortgage banking income. The following chart shows the components of noninterest income over the past five quarters:

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

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has also made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies help the Company operate in a more tax effective manner and sometimes also create a competitive advantage for Rockland Trust and its community development subsidiaries. During the first quarter of 2019, the Company’s effective tax rate was 24.65%.

Capital

The Company's approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term earnings growth. Strong earnings retention has contributed to capital growth. Book value per share increased 2.7% in the first quarter of 2019 and 13.0% over the past four quarters. In addition, tangible book value per share rose 3.7% in the first quarter of 2019 and was higher by 13.9% over the past four quarters (see "Non-GAAP Measures" below for a reconciliation of non-GAAP measures). Stockholders' equity as a percentage of total assets was 12.28% for the first quarter of 2019, compared to 12.13% in the fourth quarter of 2018. The Company's tangible common equity ratio (or tangible common equity as a percentage of tangible assets) rose to 9.56% for the first quarter of 2019, as compared to 9.35% in the fourth quarter of 2018. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures. The following chart shows the Company's book value and tangible book value per share over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

The Company's growth in capital enables the payment of cash dividends. The Company declared quarterly cash dividends of $0.44 per share for the first quarter of 2019, representing an increase of 15.8% from the 2018 quarterly dividend rate of $0.38 per share.

First Quarter 2019 Results

Net income for the first quarter of 2019 was $35.2 million, or $1.25 on a diluted earnings per share basis, an increase of 27.8% and 25.0%, respectively, as compared to $27.6 million, or $1.00 on a diluted earnings per share basis, for the prior year first quarter. The first quarter of 2019 included merger and acquisition costs which the Company deems to be noncore. Excluding these merger and acquisition expenses, first quarter 2019 operating net income was $36.7 million compared to operating net income from the first quarter of 2018 of $27.6 million, an increase of 33.2%. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

2019 Outlook

During the Company’s first quarter 2019 earnings call, the Company's Chief Financial Officer stated that he anticipates the following for the full year ending December 31, 2019:

•	Growth of the Company’s legacy loan portfolio and legacy deposits at a mid-single digit pace, on an annualized basis;

•	Modest near-term runoff in the acquired Blue Hills commercial and industrial and residential loan portfolios, as well as runoff in acquired time deposits;

•
Assuming no Federal Reserve rate changes, full year 2019 net interest margin was expected to be 10 to 15 basis points higher than 2018, exclusive of the Blue Hills acquisition.  The impact of the Blue Hills acquisition is anticipated to result in a proforma net interest margin in the mid to high 3.9% range, inclusive of an anticipated balance sheet reduction strategy;

•	Excluding the impact of Blue Hills, increases in non-interest income and non-interest expense in the low to mid-single digit range as compared to the prior year;

•	No near term credit concerns, however, eventual deterioration of the loan portfolio is likely;

•	Full year effective tax rate of approximately 25%; and

•	As for the Blue Hills Bancorp acquisition, the Company expects 2019 earnings accretion of approximately 4%, as well as modest accretion to tangible book value per share.

Non-GAAP Measures
When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes and other noncore items shown in the table that follows. There are items that impact the Company's results that management believes are unrelated to its core banking business such as merger and acquisition expenses and other items. Management, therefore, computes certain non-GAAP measures including net operating earnings and operating EPS, noninterest income on an operating basis and efficiency ratio on an operating basis, which exclude items management considers to be noncore. Management believes excluding these items facilitates greater visibility into the Company’s core banking business and underlying trends that may, to some extent, be obscured by inclusion of such items.

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

The following tables summarize adjustments for noncore items for the time periods indicated below and reconcile non-GAAP measures:

	Three Months Ended March 31
	Net Income		Diluted Earnings Per Share
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$35,225	$27,555	$1.25	$1.00
Non-GAAP adjustments
Noninterest expense components
Merger and acquisition expenses	1,032	—	0.04	—
Total impact of noncore items	1,032	—	0.04	—
Less -net tax benefit associated with noncore items (1)	(198)	—	(0.01)	—
Add - adjustment for tax effect of previously incurred merger and acquisition expenses	$650	$—	$0.02	$—
Total tax impact	$452	$—	$0.01	$—
Noncore items, net of tax	$1,484	$—	$0.05	$—
Operating net income (Non-GAAP)	$36,709	$27,555	$1.30	$1.00

(1)
The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

	Three Months Ended
	March 31 2019	December 31 2018	September 30 2018	June 30 2018	March 31 2018
	(Dollars in thousands)
Net interest income (GAAP)	$82,525	$80,292	$76,234	$73,168	$68,471	(a)

Noninterest income (GAAP)	$21,533	$23,491	$23,264	$21,887	$19,863	(b)
Noninterest income on an operating basis (Non-GAAP)*	$21,533	$23,491	$23,264	$21,887	$19,863	(c)

Noninterest expense (GAAP)	$56,311	$64,391	$55,439	$52,688	$53,451	(d)
Less:
Merger and acquisition expense	1,032	8,046	2,688	434	—
Noninterest expense on an operating basis (Non-GAAP)	$55,279	$56,345	$52,751	$52,254	$53,451	(e)

Total revenue (GAAP)	$104,058	$103,783	$99,498	$95,055	$88,334	(a+b)
Total operating revenue (Non-GAAP)*	$104,058	$103,783	$99,498	$95,055	$88,334	(a+c)

Ratios
Noninterest income as a % of revenue (GAAP based)	20.69%	22.63%	23.38%	23.03%	22.49%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)*	20.69%	22.63%	23.38%	23.03%	22.49%	(c/(a+c))
Efficiency ratio (GAAP based)	54.12%	62.04%	55.72%	55.43%	60.51%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	53.12%	54.29%	53.02%	54.97%	60.51%	(e/(a+c))
* There were no adjustments for the periods presented.

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	March 31, 2019	December 31 2018	September 30 2018	June 30 2018	March 31, 2018
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$1,104,538	$1,073,490	$998,305	$977,065	$956,059	(a)
Less: Goodwill and other intangibles	270,444	271,355	239,185	239,724	240,268
Tangible common equity (Non-GAAP)	834,094	802,135	759,120	737,341	715,791	(b)
Tangible assets
Assets (GAAP)	8,997,457	8,851,592	8,375,498	8,381,002	8,090,410	(c)
Less: Goodwill and other intangibles	270,444	271,355	239,185	239,724	240,268
Tangible assets (Non-GAAP)	$8,727,013	$8,580,237	$8,136,313	$8,141,278	$7,850,142	(d)
Common shares	28,137,504	28,080,408	27,540,843	27,532,524	27,512,328	(e)

Common equity to assets ratio (GAAP)	12.28%	12.13%	11.92%	11.66%	11.82%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	9.56%	9.35%	9.33%	9.06%	9.12%	(b/d)
Book value per share (GAAP)	$39.26	$38.23	$36.25	$35.49	$34.75	(a/e)
Tangible book value per share (Non-GAAP)	$29.64	$28.57	$27.56	$26.78	$26.02	(b/e)

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
There have been no material changes in critical accounting policies during the first three months of 2019. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $7.9 million, or 0.7%, at March 31, 2019 as compared to December 31, 2018, reflecting new purchases of $30.6 million made during the three month period, partially offset by paydowns on existing securities. The ratio of securities to total assets was 12.04% and 12.15% at March 31, 2019 and December 31, 2018, respectively.
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

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During the three months ended March 31, 2019 and 2018, the Bank originated residential loans with the intention of selling them in the secondary market or to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no losses during the three month periods ended March 31, 2019 and March 31, 2018 related to these activities.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended March 31
	2019	2018
	(Dollars in thousands)
Held in portfolio	$31,200	$38,816
Sold or held for sale in the secondary market	38,858	38,091
Total closed loans	$70,058	$76,907

The Company sold $39.7 million and $38.9 million in residential loans during the three months ended March 31, 2019 and 2018, respectively. All loans sold during these periods were sold with servicing rights released.

Currently, the Bank sells the servicing of sold loans for a servicing release premium, simultaneous with the sale of the loan. In the past, the Bank may have opted to sell loans and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $234.1 million, $240.2 million and $269.5 million at March 31, 2019, December 31, 2018, and March 31, 2018, respectively.

The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:

Table 2 - Mortgage Servicing Asset

	Three Months Ended March 31
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$1,445	$1,697
Amortization	(71)	(83)
Change in valuation allowance	—	18
Balance at end of period	$1,374	$1,632
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
Loan Portfolio The Company’s loan portfolio increased by $70.7 million during the first three months of 2019, primarily driven by increases in the commercial and industrial portfolio.

The Company's commercial loan portfolio is comprised primarily of commercial and industrial loans as well as commercial real estate loans. Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of March 31, 2019:

(Dollars in thousands)
Average loan size	$292
Largest individual commercial and industrial loan outstanding	$24,697
Commercial and industrial nonperforming loans/commercial and industrial loans	2.25%
The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of March 31, 2019:

(Dollars in thousands)
Average loan size	$867
Largest individual commercial real estate mortgage outstanding	$32,000
Commercial real estate nonperforming loans/commercial real estate loans	0.04%
Owner occupied commercial real estate loans/commercial real estate loans	16.1%

In addition to the commercial portfolios, the Company also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $2.0 billion at March 31, 2019.

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
Nonperforming Assets     Nonperforming assets are typically comprised of nonperforming loans and other real estate owned (“OREO”). Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest.

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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 3 - Nonperforming Assets

	March 31, 2019	December 31, 2018	March 31, 2018
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$25,879	$26,310	$30,751
Commercial real estate	1,539	3,326	2,997
Small business	180	235	412
Residential real estate	8,517	8,251	7,646
Home equity	7,202	7,278	5,858
Other consumer	9	13	40
Total (1)	$43,326	$45,413	$47,704
Loans past due 90 days or more but still accruing
Other consumer	5	5	9
Total	$5	$5	$9
Total nonperforming loans	$43,331	$45,418	$47,713
Other real estate owned	—	—	358
Total nonperforming assets	$43,331	$45,418	$48,071
Nonperforming loans as a percent of gross loans	0.62%	0.66%	0.75%
Nonperforming assets as a percent of total assets	0.48%	0.51%	0.59%

(1)	Inclusive of TDRs on nonaccrual status of $28.9 million, $29.3 million, and $5.6 million at March 31, 2019, December 31, 2018, and March 31, 2018, respectively.
The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 4 - Activity in Nonperforming Assets

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Dollars in thousands)
Nonperforming assets beginning balance	$45,418	$50,250
New to nonperforming	1,857	2,001
Loans charged-off	(559)	(594)
Loans paid-off	(3,171)	(2,692)
Loans restored to performing status	(232)	(690)
Sale of other real estate owned	—	(254)
Other	18	50
Nonperforming assets ending balance	$43,331	$48,071

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 5 - Troubled Debt Restructurings

	March 31, 2019	December 31, 2018	March 31, 2018
	(Dollars in thousands)
Performing troubled debt restructurings	$23,053	$23,849	$25,617
Nonaccrual troubled debt restructurings (1)	28,908	29,348	5,637
Total	$51,961	$53,197	$31,254
Performing troubled debt restructurings as a % of total loans	0.33%	0.35%	0.40%
Nonaccrual troubled debt restructurings as a % of total loans	0.41%	0.42%	0.09%
Total troubled debt restructurings as a % of total loans	0.74%	0.77%	0.49%
(1) During the fourth quarter of 2018 nonaccrual loans associated with a large commercial loan customer that had previously declared bankruptcy were modified when a court confirmed the customer's bankruptcy reorganization plan. That revision to loan terms required the Company to deem loans associated with the customer as troubled debt restructured loans.

The following table summarizes changes in TDRs for the periods indicated:
Table 6 - Activity in Troubled Debt Restructurings

	Three Months Ended
	March 31 2019	March 31 2018
	(Dollars in thousands)
TDRs beginning balance	$53,197	$31,919
New to TDR status	225	235
Paydowns	(1,461)	(845)
Charge-offs	—	(55)
TDRs ending balance	$51,961	$31,254

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 7 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended
	2019	2018
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$565	$636
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$482	$500
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
Total impaired loans at March 31, 2019 and December 31, 2018 were $57.5 million and $59.1 million, respectively. For additional information regarding the Company’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At March 31, 2019, there were 58 relationships, with an aggregate balance of $47.5 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.
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
As of March 31, 2019, the allowance for loan losses totaled $65.1 million, or 0.93% of total loans, as compared to $64.3 million, or 0.93% of total loans, at December 31, 2018.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 8 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in thousands)
Average total loans	$6,935,927	$6,688,141	$6,500,907	$6,432,287	$6,334,295
Allowance for loan losses, beginning of period	$64,293	$63,235	$62,557	$60,862	$60,643
Charged-off loans
Commercial and industrial	—	—	218	4	133
Commercial real estate	—	—	82	—	—
Small business	145	135	111	102	24
Residential real estate	—	—	—	109	39
Home equity	113	32	87	95	79
Other consumer	301	421	349	259	318
Total charged-off loans	559	588	847	569	593
Recoveries on loans previously charged-off
Commercial and industrial	124	3	108	59	12
Commercial real estate	33	121	29	18	20
Small business	27	17	10	10	9
Residential real estate	1	—	9	1	2
Home equity	66	28	71	23	34
Other consumer	155	277	223	153	235
Total recoveries	406	446	450	264	312
Net loans charged-off (recovered)
Commercial and industrial	(124)	(3)	110	(55)	121
Commercial real estate	(33)	(121)	53	(18)	(20)
Small business	118	118	101	92	15
Residential real estate	(1)	—	(9)	108	37
Home equity	47	4	16	72	45
Other consumer	146	144	126	106	83
Total net loans charged-off	153	142	397	305	281
Provision for loan losses	1,000	1,200	1,075	2,000	500
Total allowance for loan losses, end of period	$65,140	$64,293	$63,235	$62,557	$60,862
Net loans charged-off as a percent of average total loans (annualized)	0.01%	0.01%	0.02%	0.02%	0.02%
Allowance for loan losses as a percent of total loans	0.93%	0.93%	0.97%	0.97%	0.96%
Allowance for loan losses as a percent of nonperforming loans	150.33%	141.56%	139.30%	132.78%	127.56%

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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 9 - Summary of Allocation of Allowance for Loan Losses

	March 31, 2019		December 31, 2018
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$16,872	16.5%	$15,760	15.8%
Commercial real estate	32,049	46.6%	32,370	47.1%
Commercial construction	5,355	5.4%	5,158	5.3%
Small business	1,784	2.4%	1,756	2.4%
Residential real estate	3,234	13.4%	3,219	13.4%
Home equity	5,507	15.5%	5,608	15.8%
Other consumer	339	0.2%	422	0.2%
Total allowance for loan losses	$65,140	100.0%	$64,293	100.0%
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
Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $7.7 million and $15.7 million at March 31, 2019 and December 31, 2018, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases and/or is subject to redemption of FHLB stock proportional to the volume of funding received and views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.
Goodwill and Other Intangible Assets Goodwill and other intangible assets were $270.4 million and $271.4 million as of March 31, 2019 and December 31, 2018, respectively. The decrease was due to amortization of definite-lived intangibles.
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

Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $161.5 million and $160.5 million at March 31, 2019 and December 31, 2018, respectively. The Company recorded tax exempt income from life insurance policies of $972,000 and $947,000 for the three months ended March 31, 2019 and 2018, respectively.
Deposits As of March 31, 2019, total deposits were $7.5 billion, representing a $36.5 million, or 0.5%, increase from December 31, 2018. Strong growth in money market deposits was offset by declines in demand deposit balances. Core deposits represented 88.48% of total deposits as of March 31, 2019. The total cost of deposits was 0.39% for the three months ended March 31, 2019, representing an increase of 15 basis points from the three months ended March 31, 2018.
The Company also participates in the Promontory Interfinancial Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market and amounted to $177.1 million and $180.5 million at March 31, 2019 and December 31, 2018, respectively. During 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was promulgated and determined that reciprocal deposits, such as those acquired through the Promontory Interfinancial Network, were no longer to be treated as brokered deposits. Accordingly, these amounts are no longer included in the total brokered amounts reported by the Company.
    In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the Promontory Interfinancial Network, which amounted to $6.0 million at both March 31, 2019 and December 31, 2018.
Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings increased by $49.3 million, or 19.1% at March 31, 2019 as compared to December 31, 2018. The net increase reflects a new credit facility of $125.0 million, which included a $75.0 million unsecured revolving loan and a $50.0 million unsecured term loan credit facility, as well as a $50.0 million issuance of subordinated debentures, partially offset by a $122.0 decrease in Federal Home Loan Bank overnight borrowings. Additionally, the Bank had $2.9 billion and $2.8 billion of assets pledged as collateral against borrowings at both March 31, 2019 and December 31, 2018. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On March 13, 2019, the Company’s Board of Directors declared a cash dividend of $0.44 per share to stockholders of record as of the close of business on March 25, 2019. This dividend was paid on April 5, 2019.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At March 31, 2019 and December 31, 2018, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements for each period indicated:

Table 10 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	March 31, 2019
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$1,063,469	15.28%	$556,966	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	841,837	12.09%	313,293	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	912,837	13.11%	417,725	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	912,837	10.64%	343,280	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$946,325	13.60%	$556,704	≥	8.0%	$695,880	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	879,900	12.64%	313,146	≥	4.5%	452,322	≥	6.50%
Tier 1 capital (to risk weighted assets)	879,900	12.64%	417,528	≥	6.0%	556,704	≥	8.00%
Tier 1 capital (to average assets)	879,900	10.26%	343,148	≥	4.0%	428,935	≥	5.00%
	December 31, 2018
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$992,454	14.45%	$549,297	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	818,176	11.92%	308,980	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	892,176	12.99%	411,973	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	892,176	10.69%	333,754	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$937,574	13.66%	$549,036	≥	8.0%	$686,295	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	872,024	12.71%	308,833	≥	4.5%	446,092	≥	6.50%
Tier 1 capital (to risk weighted assets)	872,024	12.71%	411,777	≥	6.0%	549,036	≥	8.00%
Tier 1 capital (to average assets)	872,024	10.46%	333,595	≥	4.0%	416,994	≥	5.00%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At March 31, 2019 the Company's capital levels exceeded the buffer.
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company totaled $30.0 million and $13.5 million for the three months ended March 31, 2019 and 2018, respectively. First quarter 2019 dividends included $16.5 million to be used for funding the April 1, 2019 BHB acquisition.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At March 31, 2019 and December 31, 2018 there was $71.0 million and $74.0 million, respectively, in trust preferred securities which have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management As of March 31, 2019, the Rockland Trust Investment Management Group had assets under administration of $4.0 billion, representing 5,924 trust, fiduciary, and agency accounts. At December 31, 2018, assets under administration were $3.6 billion, representing approximately 5,936 trust, fiduciary, and agency accounts. Included in these amounts as of March 31, 2019 and December 31, 2018 are assets under administration of $301.4 million and $268.0 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group was $6.1 million and $5.6 million for the three months ended March 31, 2019 and 2018, respectively.
Retail investments and insurance revenue was $679,000 and $560,000 for the three months ended March 31, 2019 and 2018, respectively. Retail investments and insurance revenue includes commission revenue from LPL Financial (“LPL”) and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., which offers the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients.

RESULTS OF OPERATIONS
The following table provides a summary of results of operations for the three months ended March 31, 2019 and 2018:
Table 11 - Summary of Results of Operations

	Three Months Ended March 31
	2019	2018
	(Dollars in thousands, except per share data)
Net Income	$35,225	$27,555
Diluted earnings per share	$1.25	$1.00
Return on average assets	1.62%	1.39%
Return on average equity	13.10%	11.73%
Net interest margin	4.14%	3.77%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the first quarter of 2019 was $82.7 million, representing an increase of $14.1 million, or 20.5%, when compared to the first quarter of 2018. Net interest income continued to benefit from the Company's asset sensitive position as rising yields on earnings assets continued to out pace higher funding costs.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three months ending March 31, 2019 and 2018, respectively. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 12 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended March 31
	2019			2018
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$68,994	$426	2.50%	$81,934	$311	1.54%
Securities
Securities - trading	1,616	—	—%	1,433	—	—%
Securities - taxable investments	1,084,747	7,465	2.79%	967,221	6,219	2.61%
Securities - nontaxable investments (1)	1,738	17	3.97%	2,262	20	3.59%
Total securities	$1,088,101	$7,482	2.79%	$970,916	$6,239	2.61%
Loans held for sale	3,445	31	3.65%	2,753	19	2.80%
Loans (2)
Commercial and industrial (1)	1,113,819	14,440	5.26%	879,336	9,615	4.43%
Commercial real estate (1)	3,240,346	39,230	4.91%	3,107,437	33,289	4.34%
Commercial construction	386,736	5,617	5.89%	397,720	4,671	4.76%
Small business	165,374	2,484	6.09%	132,125	1,862	5.72%
Total commercial	4,906,275	61,771	5.11%	4,516,618	49,437	4.44%
Residential real estate	926,945	9,547	4.18%	755,996	7,501	4.02%
Home equity	1,086,620	12,175	4.54%	1,051,022	10,205	3.94%
Total consumer real estate	2,013,565	21,722	4.38%	1,807,018	17,706	3.97%
Other consumer	16,087	313	7.89%	10,659	214	8.14%
Total loans	$6,935,927	$83,806	4.90%	$6,334,295	$67,357	4.31%
Total interest-earning assets	$8,096,467	$91,745	4.60%	$7,389,898	$73,926	4.06%
Cash and due from banks	105,194			97,605
Federal Home Loan Bank stock	11,697			13,016
Other assets	617,259			545,516
Total assets	$8,830,617			$8,046,035
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$2,891,613	$1,954	0.27%	$2,563,186	$1,093	0.17%
Money market	1,464,151	2,719	0.75%	1,338,265	1,364	0.41%
Time deposits	717,081	2,355	1.33%	646,529	1,478	0.93%
Total interest-bearing deposits	$5,072,845	$7,028	0.56%	$4,547,980	$3,935	0.35%
Borrowings
Federal Home Loan Bank borrowings	$112,898	$710	2.55%	$73,040	$260	1.44%
Customer repurchase agreements	—	—	—%	155,768	66	0.17%
Line of Credit	2,221	21	3.83%	—	—	—%
Long-term borrowings	3,331	32	3.90%	—	—	—%
Junior subordinated debentures	73,287	684	3.79%	73,074	590	3.27%

Subordinated debentures	44,678	543	4.93%	34,687	427	4.99%
Total borrowings	$236,415	$1,990	3.41%	$336,569	$1,343	1.62%
Total interest-bearing liabilities	$5,309,260	$9,018	0.69%	$4,884,549	$5,278	0.44%
Demand deposits	2,317,209			2,129,517
Other liabilities	113,688			79,125
Total liabilities	$7,740,157			$7,093,191
Stockholders' equity	1,090,460			952,844
Total liabilities and stockholders' equity	$8,830,617			$8,046,035
Net interest income (1)		$82,727			$68,648
Interest rate spread (3)			3.91%			3.62%
Net interest margin (4)			4.14%			3.77%
Supplemental information
Total deposits, including demand deposits	$7,390,054	$7,028		$6,677,497	$3,935
Cost of total deposits			0.39%			0.24%
Total funding liabilities, including demand deposits	$7,626,469	$9,018		$7,014,066	$5,278
Cost of total funding liabilities			0.48%			0.31%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $202,000 and $177,000 for the three months ended March 31, 2019 and 2018, respectively. The FTE adjustment relates to tax exempt income relating to securities with average balances of $1.7 million and $2.3 million and tax exempt income relating to loans with average balances of $65.0 million and $51.9 million, for the three months ended March 31, 2019 and 2018, respectively.

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

Table 13 - Volume Rate Analysis

	Three Months Ended March 31
	2019 Compared To 2018
	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$164	$(49)	$115
Securities
Securities - taxable investments	490	756	1,246
Securities - nontaxable investments (1)	2	(5)	(3)
Total securities			1,243
Loans held for sale	7	5	12
Loans
Commercial and industrial (1)	2,261	2,564	4,825
Commercial real estate (1)	4,517	1,424	5,941
Commercial construction	1,075	(129)	946
Small business	153	469	622
Total commercial			12,334
Residential real estate	350	1,696	2,046
Home equity	1,624	346	1,970
Total consumer real estate			4,016
Other consumer	(10)	109	99
Total loans (1)(2)			16,449
Total income of interest-earning assets			$17,819
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$721	$140	$861
Money market	1,227	128	1,355
Time certificates of deposits	716	161	877
Total interest bearing deposits			3,093
Borrowings
Federal Home Loan Bank borrowings	308	142	450
Customer repurchase agreements and other short-term borrowings	—	(66)	(66)
Line of Credit	21	—	21
Long-term borrowings	32	—	32
Junior subordinated debentures	92	2	94
Subordinated debentures	(7)	123	116
Total borrowings			647
Total expense of interest-bearing liabilities			3,740
Change in net interest income			$14,079

(1)	The table above reflects income determined on a FTE basis. See footnote (1) to table 12 for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses was $1.0 million for the three months ended March 31, 2019, as compared to $500,000 for the comparable year-ago period. The Company’s allowance for loan losses, as a percentage of total loans, was 0.93% at March 31, 2019, 0.93% at December 31, 2018, and 0.96% at March 31, 2018. The Company recorded net charge-offs of $153,000 and $281,000 for the three months ended March 31, 2019 and March 31, 2018, respectively.
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

In general, the national and local economies continued their general expansion into the early months of 2019.  The labor market in the New England continues to be tight with very low unemployment levels.  Wage pressures have remained moderate in most cases with only certain skilled positions requiring upward adjustments in order to fill vacancies.  Retailers reported generally favorable sales trends year-over-year and capital spending plans in 2019 are expected to be higher than those in 2018.  Consumer sentiment in the New England area appears strong as demand for most retail products is expected to grow moderately in 2019.  Median sales prices on residential real estate remain strong and sales volume remained relatively robust throughout the typically slower winter months. Commercial real estate fundamentals within the Bank’s footprint continue to be strong.  Office leasing activity remained very robust even as asking rents increased.  Commercial construction activity in the Boston market continues to be strong even as construction costs rise on average.  Management believes that the overall economic outlook for the near term remains generally positive for the New England region.

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 14 - Noninterest Income

	Three Months Ended
	March 31		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,406	$4,431	$(25)	(0.56)%
Interchange and ATM fees	4,516	4,173	343	8.22%
Investment management	6,748	6,142	606	9.87%
Mortgage banking income	806	870	(64)	(7.36)%
Increase in cash surrender value of life insurance policies	972	947	25	2.64%
Loan level derivative income	641	447	194	43.40%
Other noninterest income	3,444	2,853	591	20.72%
Total	$21,533	$19,863	$1,670	8.41%

The primary reasons for the variances in the noninterest income categories shown in the preceding table include:

•	Interchange and ATM fees have increased, driven mainly by increased account activity and a larger customer base.

•
Investment management income growth was driven primarily by growth in overall assets under administration, which were $4.0 billion as of March 31, 2019, an increase of $533.9 million, or 15.4%, compared to March 31, 2018.

•	Loan level derivative income increased as a result of higher customer demand.

•	Other noninterest income increased mainly due to gains on equity securities, offset in part by a decrease in merchant processing income, asset based lending fees, and commercial loan late charge fees.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 15 - Noninterest Expense

	Three Months Ended
	March 31		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$33,117	$31,100	$2,017	6.49%
Occupancy and equipment expenses	7,130	7,408	(278)	(3.75)%
Data processing & facilities management	1,326	1,286	40	3.11%
FDIC assessment	616	798	(182)	(22.81)%
Advertising expense	1,213	1,123	90	8.01%
Merger and acquisition expenses	1,032	—	1,032	100.00%
Software maintenance	1,165	972	193	19.86%
Other noninterest expenses	10,712	10,764	(52)	(0.48)%
Total	$56,311	$53,451	$2,860	5.35%

The primary reasons for the variances in the noninterest expense categories shown in the preceding table include:

•
The increase in salaries and employee benefits reflects overall increases in the employee base along with increases in expenses associated with payroll taxes, incentives, and medical insurance partially offset by reduced post-retirement benefit costs.

•	Occupancy and equipment expense decrease was primarily attributable to decreases in snow removal.

•
Merger and acquisition costs were $1.0 million for the first quarter of 2019, which included $719,000 attributable to the BHB acquisition and the remainder associated with the MNB Bancorp acquisition. The majority of these costs include legal, professional fees, and integrations costs. There were no merger and acquisition costs during the first quarter of 2018.

•	Software maintenance increased $193,000 during the first quarter of 2019 due to the Company's continued investment in its technology infrastructure.

•
The decrease in other noninterest expenses is due to decreases in the provision for unfunded commitments, loan workout costs and mortgage operation expenses, offset in part by increases in core deposit and other intangibles amortization and card issuance costs.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 16 - Tax Provision and Applicable Tax Rates

	Three Months Ended
	March 31
	2019	2018
	(Dollars in thousands)
Combined federal and state income tax provision	$11,522	$6,828
Effective income tax rate	24.65%	19.86%
Blended statutory tax rate	28.23%	28.20%

The Company's blended statutory and effective tax rates in 2019 are higher as compared to the year ago period due to the impact of discrete items, which are subject to fluctuation year over year.  The current quarter discrete tax amount includes nondeductible merger related expenses associated with the BHB acquisition incurred in the prior year as well as less benefit from excess tax benefits associated with stock compensation in the current quarter as compared to the year ago period.  Additionally, the effective tax rate for the current quarter reflects lower tax credits associated with the New Market Tax Credit program as compared to the year ago period.  The effective tax rates in the table above are lower than the blended statutory tax rates due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in low income housing project investments.

The Company's subsidiaries have received several awards of tax credit allocation authority under the federal New Markets Tax Credit program which enable the Company to recognize federal tax credits over a seven year period totaling 39.0% of the total award. The Company recognizes federal tax credits as capital investments that are made into its subsidiaries to fund below market interest rate loans to qualifying businesses in low income communities. The Company's 2013 award is the only remaining award with a tax credit. The Company will recognize this remaining tax credit of $2.6 million in 2019.

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2032, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $50.2 million, of which $46.6 million has been funded as of March 31, 2019. It is expected that the limited partnership investments will generate a net tax benefit of approximately $1.2 million for the full calendar year of 2019 and a total of $6.2 million over the remaining life of the investments from the combination of the tax credits and operating losses.
Risk Management

The Board of Directors and Management have identified significant risk domains which affect the Company, including: credit risk, interest rate risk, liquidity risk, price risk, operations risk, cybersecurity risk, consumer compliance risk, reputation risk, and strategic risk. The Board of Directors has approved an Enterprise Risk Management Policy and Management has adopted a Risk Appetite Statement that addresses each risk category.  Management provides regular reports to the Board of Directors that identifies key risks and their mitigation. The Board of Directors seeks to ensure that risks levels are maintained within limits established by Board policies and the Risk Appetite Statement.
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
Operations Risk    Operations risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, natural disasters and security risks. The potential for operational risk exposure exists throughout the organization. Integral to the Company's performance is the continued effectiveness of the Company's colleagues, technical systems, operational infrastructure and relationships with key third party service providers. Failure by any or all of these resources subjects the Company to risks that may vary in size, scale and scope. These risks include, but are not limited to, operational or technical failures, unlawful tampering with technical systems, cyber security, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of the key individuals to perform properly. The Bank maintains an Operations Risk Committee comprised of members of management whose purpose is to assess and mitigate levels of operations risk.  The Committee apprises the Board quarterly of its assessment of the state of operations risk relative to stated risk appetite guidelines.
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
Based upon the net interest income simulation models, the company currently forecasts that the Bank’s assets re-price faster than the liabilities. As a result, the net interest income of the Bank will benefit as market rates increase. Conversely, if rates were to fall, the net interest margin of the Bank is expected to contract. The Company runs several scenarios to quantify and effectively assist in managing this position. These scenarios include instantaneous parallel shifts in market rates as well as gradual (12-24 months) shifts in market rates, and may also include other alternative scenarios as management deems necessary, given the interest rate environment.

The results of all scenarios and the impact to net interest income are outlined in the table below:
Table 17 - Interest Rate Sensitivity

	March 31
	2019		2018
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-200	(10.9)%	(17.8)%	n/a	n/a
-100	(4.5)%	(7.4)%	(7.6)%	(8.5)%
+100	3.5%	6.4%	4.9%	10.0%
+200	6.4%	11.4%	9.2%	16.4%
+300	9.3%	16.4%	13.6%	23.0%
+400	12.2%	21.3%	18.1%	29.5%

Gradual rate shifts (basis points)
-200 over 12 months	(4.7)%	(15.2)%	n/a	n/a
-100 over 12 months	(2.0)%	(6.1)%	(3.1)%	(7.0)%
+200 over 12 months	3.0%	9.8%	4.5%	14.8%
+400 over 24 months	3.0%	12.7%	4.5%	19.0%

Alternative scenarios
Yield Curve Twist	0.9%	6.8%	n/a	n/a
Flat up 200 basis points scenario	n/a	n/a	4.2%	13.1%

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

The most significant factors affecting market risk exposure of the Company’s net interest income during the three months ended March 31, 2019 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate and LIBOR rates, and the interest rates being offered on long-term fixed rate loans.
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
The Company actively manages its liquidity position under the direction of the Asset-Liability Committee of the Bank ("ALCO"). The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB less short-term liabilities relative to total assets, was within policy limits at March 31, 2019. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 18 - Sources of Liquidity

	March 31, 2019		December 31, 2018
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$25,752	$1,045,010	$147,806	$953,539
Federal Reserve Bank of Boston (2)	—	781,883	—	705,242
Unpledged Securities	—	670,466	—	691,383
Line of Credit (3)	49,993	—	—	—
Long-term borrowing (3)	74,914	—	—	—
Junior subordinated debentures (3)	73,082	—	76,173	—
Subordinated debt (3)	84,299	—	34,728	—
Reciprocal deposits	177,138	—	180,514	—
Brokered deposits (1) (3)	6,000	—	6,000	—
	$491,178	$2,497,359	$445,221	$2,350,164

(1)
Loans with a carrying value of $1.6 billion at both March 31, 2019 and December 31, 2018 have been pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.

(2)
Loans with a carrying value of $1.3 billion and $1.2 billion at March 31, 2019 and December 31, 2018, respectively, have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

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
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet financial instruments during the three months ended March 31, 2019.
See Note 8, "Derivative and Hedging Activities" and Note 14, "Commitments and Contingencies" within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended March 31, 2019 with the exception of a $125.0 million credit facility entered into on March 29, 2019. See Note 5 "Borrowings" within the Condensed Notes to Consolidated Financial Statements included in item 1 hereof.
Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a complete table of contractual obligations, commitments and contingencies.

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
Changes in Internal Controls over Financial Reporting. There were no changes in the Company's internal controls over financial reporting that occurred during the first quarter of 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At March 31, 2019, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2019:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
January 1 to January 31, 2019	—	$—	—	—
February 1 to February 28, 2019	14,467	$82.09	—	—
March 1 to March 31, 2019	2,923	$81.14	—	—
Total	17,390		—	—

(1)	Shares repurchased relate to the surrendering of shares in connection with the exercise and/or vesting of equity compensation grants to satisfy related tax withholding obligations.

(2)	The Company does not currently have a stock repurchase program or plan in place.

Item  3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Index

No.	Exhibit

4.1
Issuing and Paying Agency Agreement, dated March 14, 2019, by and between Independent Bank Corp. and U.S. Bank National Association, as the issuing and paying agent, incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on March 18, 2019.

4.2	Form of Fixed-to-Floating Rate Subordinated Notes Due 2024, incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on March 18, 2019.
10.1	Credit Agreement, dated March 28, 2019 by and between Independent Bank Corp. and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on March 28, 2019.
10.2
Revolving Credit Note, dated March 28, 2019 by and between Independent Bank Corp. and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on March 28, 2019.

10.3	Term Note, dated March 28, 2019 by and between Independent Bank Corp. and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on March 28, 2019.
10.4	Employment Agreement between Mark J. Ruggiero and the Company and/or Rockland Trust, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on April 1, 2019. #
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	Filed herewith

+	Furnished herewith

#	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

May 7, 2019	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

May 7, 2019	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)