Form 10-Q
period 2019-06-30
INDEPENDENT BANK CORP
filed 2019-08-06
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission File Number:	1-9047
___________________________________________________
Independent Bank Corp.
(Exact name of registrant as specified in its charter)
 ___________________________________________________

Massachusetts	04-2870273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Office Address:	2036 Washington Street,	Hanover,	Massachusetts	02339
Mailing Address:	288 Union Street,	Rockland,	Massachusetts	02370
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐     No  ☒
As of August 5, 2019, there were 34,366,573 shares of the issuer’s common stock outstanding, par value $0.01 per share.

Table 17 - Volume Rate Analysis	87
Table 18 - Noninterest Income - Three and Six Months Ended	90
Table 19 - Noninterest Expense - Three and Six Months Ended	91
Table 20 - Tax Provision and Applicable Tax Rates	92
Table 21 - Interest Rate Sensitivity	95
Table 22 - Sources of Liquidity	97

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	June 30, 2019	December 31 2018
Assets
Cash and due from banks	$121,001	$127,503
Interest-earning deposits with banks	73,013	122,952
Securities
Trading	1,939	1,504
Equities	20,807	19,477
Available for sale	393,148	442,752
Held to maturity (fair value $808,656 and $603,640)	797,359	611,490
Total securities	1,213,253	1,075,223
Loans held for sale (inclusive of loans at fair value of $37,571 and $6,431)	123,557	6,431
Loans
Commercial and industrial	1,400,924	1,093,629
Commercial real estate	4,058,066	3,251,248
Commercial construction	491,598	365,165
Small business	173,927	164,676
Residential real estate	1,655,182	923,294
Home equity - first position	656,515	654,083
Home equity - subordinate positions	487,984	438,001
Other consumer	26,591	16,098
Total loans	8,950,787	6,906,194
Less: allowance for loan losses	(65,960)	(64,293)
Net loans	8,884,827	6,841,901
Federal Home Loan Bank stock	26,085	15,683
Bank premises and equipment, net	123,374	97,581
Goodwill	504,562	256,105
Other intangible assets	33,334	15,250
Cash surrender value of life insurance policies	197,292	160,456
Other real estate owned and other foreclosed assets	2,889	—
Other assets	300,012	132,507
Total assets	$11,603,199	$8,851,592
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$2,738,420	$2,450,907
Savings and interest checking accounts	3,196,639	2,865,349
Money market	1,927,797	1,399,761
Time certificates of deposit of $100,000 and over	720,213	351,629
Other time certificates of deposits	724,846	359,474
Total deposits	9,307,915	7,427,120
Borrowings

Federal Home Loan Bank borrowings	277,671	147,806
Long-term borrowings (less unamortized debt issuance costs of $121)	74,879	—
Junior subordinated debentures (less unamortized debt issuance costs of $41 and $118)	62,847	76,173
Subordinated debentures (less unamortized debt issuance costs of $695 and $272)	84,305	34,728
Total borrowings	499,702	258,707
Other liabilities	159,579	92,275
Total liabilities	9,967,196	7,778,102
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value, authorized: 75,000,000 shares, issued and outstanding: 34,321,061 shares at June 30, 2019 and 28,080,408 shares at December 31, 2018 (includes 148,756 and 153,459 shares of unvested participating restricted stock awards, respectively)	342	279
Value of shares held in rabbi trust at cost: 144,086 shares at June 30, 2019 and 153,226 shares at December 31, 2018	(4,648)	(4,718)
Deferred compensation and other retirement benefit obligations	4,648	4,718
Additional paid in capital	1,029,594	527,648
Retained earnings	585,111	546,736
Accumulated other comprehensive income (loss), net of tax	20,956	(1,173)
Total stockholders’ equity	1,636,003	1,073,490
Total liabilities and stockholders' equity	$11,603,199	$8,851,592
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Interest income
Interest and fees on loans	$112,923	$72,082	$196,531	$139,266
Taxable interest and dividends on securities	8,521	6,498	15,986	12,717
Nontaxable interest and dividends on securities	13	16	26	32
Interest on loans held for sale	40	30	71	49
Interest on federal funds sold and short-term investments	647	541	1,073	852
Total interest and dividend income	122,144	79,167	213,687	152,916
Interest expense
Interest on deposits	11,178	4,587	18,206	8,522
Interest on borrowings	4,947	1,412	6,937	2,755
Total interest expense	16,125	5,999	25,143	11,277
Net interest income	106,019	73,168	188,544	141,639
Provision for loan losses	1,000	2,000	2,000	2,500
Net interest income after provision for loan losses	105,019	71,168	186,544	139,139
Noninterest income
Deposit account fees	5,080	4,551	9,486	8,982
Interchange and ATM fees	5,794	4,769	10,310	8,942
Investment management	7,153	6,822	13,901	12,964
Mortgage banking income	3,410	1,038	4,216	1,908
Increase in cash surrender value of life insurance policies	1,296	998	2,268	1,945
Loan level derivative income	932	708	1,573	1,155
Other noninterest income	4,983	3,001	8,427	5,854
Total noninterest income	28,648	21,887	50,181	41,750
Noninterest expenses
Salaries and employee benefits	38,852	30,288	71,969	61,388
Occupancy and equipment expenses	8,424	6,497	15,554	13,905
Data processing and facilities management	2,042	1,264	3,368	2,550
FDIC assessment	778	691	1,394	1,489
Advertising expense	1,282	1,166	2,495	2,289
Consulting expense	1,384	1,089	2,148	1,845
Core deposit amortization	1,572	512	2,429	1,162
Loss on sale of securities	1,462	—	1,462	—
Merger and acquisition expense	24,696	434	25,728	434
Software maintenance	1,363	997	2,528	1,969
Other noninterest expenses	11,177	9,750	20,268	19,108
Total noninterest expenses	93,032	52,688	149,343	106,139
Income before income taxes	40,635	40,367	87,382	74,750
Provision for income taxes	10,007	9,249	21,529	16,077
Net income	$30,628	$31,118	$65,853	$58,673
Basic earnings per share	$0.89	$1.13	$2.11	$2.13
Diluted earnings per share	$0.89	$1.13	$2.11	$2.13
Weighted average common shares (basic)	34,313,492	27,526,653	31,226,985	27,506,724
Common share equivalents	41,878	54,525	48,381	61,480
Weighted average common shares (diluted)	34,355,370	27,581,178	31,275,366	27,568,204
Cash dividends declared per common share	$0.44	$0.38	$0.88	$0.76
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Net income	$30,628	$31,118	$65,853	$58,673
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	5,445	(1,924)	10,174	(7,392)
Net change in fair value of cash flow hedges	8,590	(112)	11,875	103
Net change in other comprehensive income for defined benefit postretirement plans	40	117	80	234
Total other comprehensive income (loss)	14,075	(1,919)	22,129	(7,055)
Total comprehensive income	$44,703	$29,199	$87,982	$51,618
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation and Other Retirement Benefit Obligations	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2018	28,080,408	$279	$(4,718)	$4,718	$527,648	$546,736	$(1,173)	$1,073,490
Net income	—	—	—	—	—	35,225	—	35,225
Other comprehensive income	—	—	—	—	—	—	8,054	8,054
Common dividend declared ($0.44 per share)	—	—	—	—	—	(12,379)	—	(12,379)
Common stock issued for acquisition	—	—	—	—	—	—	—	—
Proceeds from exercise of stock options, net of cash paid	6,000	—	—	—	165	—	—	165
Stock based compensation	—	—	—	—	915	—	—	915
Restricted stock awards issued, net of awards surrendered	44,407	1	—	—	(1,420)	—	—	(1,419)
Shares issued under direct stock purchase plan	6,689	—	—	—	487	—	—	487
Deferred compensation and other retirement benefit obligations	—	—	119	(119)	—	—	—	—
Balance March 31, 2019	28,137,504	$280	$(4,599)	$4,599	$527,795	$569,582	$6,881	$1,104,538

Net income	—	—	—	—	—	30,628	—	30,628
Other comprehensive income	—	—	—	—	—	—	14,075	14,075
Common dividend declared ($0.44 per share)	—	—	—	—	—	(15,099)	—	(15,099)
Common stock issued for acquisition	6,166,010	61	—	—	499,632	—	—	499,693
Proceeds from exercise of stock options, net of cash paid	5,000	—	—	—	116	—	—	116
Stock based compensation	—	—	—	—	1,517	—	—	1,517
Restricted stock awards issued, net of awards surrendered	6,067	1	—	—	(13)	—	—	(12)
Shares issued under direct stock purchase plan	6,480	—	—	—	547	—	—	547
Deferred compensation and other retirement benefit obligations	—	—	(49)	49	—	—	—	—
Balance June 30, 2019	34,321,061	$342	$(4,648)	$4,648	$1,029,594	$585,111	$20,956	$1,636,003

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation and Other Retirement Benefit Obligations	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2017	27,450,190	$273	$(4,590)	$4,590	$479,430	$465,937	$(1,831)	$943,809
Opening balance reclassification (1)	—	—	—	—	—	397	(397)	—
Cumulative effect accounting adjustment (2)	—	—	—	—	—	831	(831)	—
Net income	—	—	—	—	—	27,555		27,555
Other comprehensive loss	—	—	—	—	—	—	(5,136)	(5,136)
Common dividend declared ($0.38 per share)	—	—	—	—	—	(10,454)	—	(10,454)
Proceeds from exercise of stock options, net of cash paid	19,256	—	—	—	143	—	—	143
Stock based compensation	—	—	—	—	1,041	—	—	1,041
Restricted stock awards issued, net of awards surrendered	36,961	—	—	—	(1,318)	—	—	(1,318)
Shares issued under direct stock purchase plan	5,921	—	—	—	419	—	—	419
Deferred compensation and other retirement benefit obligations	—	—	(1)	1	—	—	—	—
Balance March 31, 2018	27,512,328	$273	$(4,591)	$4,591	$479,715	$484,266	$(8,195)	$956,059

Net income	—	—	—	—	—	31,118		31,118
Other comprehensive loss	—	—	—	—	—	—	(1,919)	(1,919)
Common dividend declared ($0.38 per share)	—	—	—	—	—	(10,458)	—	(10,458)
Proceeds from exercise of stock options, net of cash paid	1,500	—	—	—	41	—	—	41
Stock based compensation	—	—	—	—	1,351	—	—	1,351
Restricted stock awards issued, net of awards surrendered	6,256	1	—	—	(21)	—	—	(20)
Shares issued under direct stock purchase plan	12,440	—	—	—	893	—	—	893
Deferred compensation and other retirement benefit obligations	—	—	(62)	62	—	—	—	—
Balance June 30, 2018	27,532,524	$274	$(4,653)	$4,653	$481,979	$504,926	$(10,114)	$977,065

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

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Six Months Ended
	June 30
	2019	2018
Cash flow from operating activities
Net income	$65,853	$58,673
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,022	8,021
Provision for loan losses	2,000	2,500
Deferred income tax expense	399	283
Net (gain) loss on equity securities	(1,351)	431
Net (gain) loss on sale of securities	1,462	—
Net (gain) loss on bank premises and equipment	39	(4)
Net loss on other real estate owned and foreclosed assets	—	1
Realized gain on sale leaseback transaction	(289)	(441)
Stock based compensation	2,432	2,392
Increase in cash surrender value of life insurance policies	(2,268)	(1,945)
Operating lease payments	(4,970)	—
Change in fair value on loans held for sale	(920)	(44)
Net change in:
Trading assets	(435)	(274)
Loans held for sale	(30,220)	(4,802)
Other assets	(27,048)	(1,591)
Other liabilities	(24,566)	4,444
Total adjustments	(80,713)	8,971
Net cash provided by (used in) operating activities	(14,860)	67,644
Cash flows used in investing activities
Proceeds from sales of equity securities	1,461	10
Purchases of equity securities	(233)	(202)
Proceeds from sales of securities available for sale	45,863	—
Proceeds from maturities and principal repayments of securities available for sale	24,594	27,625
Purchases of securities available for sale	(9,058)	(53,559)
Proceeds from maturities and principal repayments of securities held to maturity	52,414	42,716
Purchases of securities held to maturity	(42,341)	(83,047)
Net redemption (purchases) of Federal Home Loan Bank stock	7,235	(1,510)
Investments in low income housing projects	(683)	(2,132)
Purchases of life insurance policies	(100)	(101)
Net increase in loans	(53,175)	(124,355)
Net cash paid in business combinations	(105,264)	—
Purchases of bank premises and equipment	(6,957)	(5,707)
Proceeds from the sale of bank premises and equipment	13	63
Proceeds from the sale of other real estate owned and foreclosed assets	—	253
Net cash used in investing activities	(86,231)	(199,946)
Cash flows provided by financing activities

Net increase in time deposits	1,632	15,522
Net increase (decrease) in other deposits	(49,833)	268,770
Net proceeds from short-term Federal Home Loan Bank borrowings	24,954	—
Repayments of long-term Federal Home Loan Bank borrowings	(20,000)	(2,475)
Net decrease in customer repurchase agreements	—	(20,444)
Proceeds from line of credit, net of issuance costs	49,980	—
Repayment of line of credit, net of issuance costs	(49,980)	—
Proceeds from long-term debt, net of issuance costs	74,867	—
Repayments of junior subordinated debentures, net of issuance costs	(13,329)	—
Proceeds from subordinated debentures, net of issuance costs	49,526	—
Net proceeds from exercise of stock options	281	184
Restricted stock awards issued, net of awards surrendered	(1,431)	(1,338)
Proceeds from shares issued under direct stock purchase plan	1,034	1,312
Common dividends paid	(23,051)	(19,239)
Net cash provided by financing activities	44,650	242,292
Net increase (decrease) in cash and cash equivalents	(56,441)	109,990
Cash and cash equivalents at beginning of year	250,455	213,116
Cash and cash equivalents at end of period	$194,014	$323,106
Supplemental schedule of noncash activities
Net increase in capital commitments relating to low income housing project investments	$18	$4
Initial recognition of operating leases upon adoption of Accounting Standards Update 2016-02 (1)	$32,777	$—
Initial recognition of operating lease at commencement	$4,824	$—
In conjunction with the Company's acquisitions, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$499,693	$—
Fair value of assets acquired, net of cash acquired	$2,711,067	$—
Fair value of liabilities assumed	$2,106,110	$—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the quarter ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments - Credit Losses" Update No. 2016-13. Update No. 2016-13 was issued in June 2016 to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company will adopt the update on January 1, 2020 and is currently assessing the impact of the adoption of this standard on the Company's consolidated financial position. To date, the Company has been assessing the key differences and gaps between its current allowance methodologies and models with those it is considering to use upon adoption.  In particular, the Company has completed the development and validation of historical loss and recovery data, and is working on identification and layering of various assumptions needed to translate the data into a life of loan loss estimate.  In addition, the Company has also begun developing accounting policies, as well as considering the need for new internal controls relevant to the updated methodologies and models.  Since the Update No. 2016-13, the FASB has issued amendments intended on improving the clarification of the amendment, FASB ASC Topic 326 "Financial Instruments - Credit Losses" Update No. 2018-19 and Update No 2019-04. The amendment in Update No. 2018-19 was issued in November 2018 and was intended to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The amendment in Update No. 2019-04 was issued in April 2019 and was intended to clarify stakeholders' specific issues about certain aspects of the amendments in Update No. 2016-13. Update No. 2019-05 on FASB ASC Topic 326 "Financial Instruments - Credit Losses" was also issued in May 2019. This update provides entities the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized costs basis. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement - Overall. The amendments in this update should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the statement of financial position as of the date that an entity early adopted the amendments in update 2016-13.
NOTE 3 - ACQUISITIONS

Blue Hills Bancorp, Inc.

On April 1, 2019, the Company completed the acquisition of Blue Hills Bancorp, Inc., parent of Blue Hills Bank (collectively "BHB"). The transaction qualified as a tax-free reorganization for federal income tax purposes and to provide a tax-free exchange for Blue Hills Bancorp stockholders for the Company's common stock portion of consideration received. For each share of BHB common stock, stockholders had the right to receive 0.2308 shares of the Company's stock and $5.25 in cash per share, with cash paid in lieu of fractional shares. Total consideration of $661.3 million consisted of 6,166,010 shares of the Company's common stock issued, as well as $161.6 million in cash, inclusive of cash in lieu of fractional shares. In addition to increasing its loan and deposit base, the Company will be able to provide a deeper product set to BHB's customers, as well as benefit from increased operating synergies, improving the long-term operating and financial results of the Company.

The Company accounted for the BHB acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded merger and acquisition expenses of $25.3 million during the six months ended June 30, 2019 related to the BHB acquisition. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Net Assets Acquired at Fair Value
(Dollars in thousands)
Assets
Cash	$56,331
Investments	196,937
Loans	2,073,714
Premises and equipment	24,253
Goodwill	248,457
Core deposit and other intangibles	19,870
Other assets	147,836
Total assets acquired	2,767,398
Liabilities
Deposits	1,930,436
Borrowings	124,817
Other liabilities	50,857
Total liabilities assumed	2,106,110
Purchase price	$661,288

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
Investments
The fair values of securities were based on quoted market prices for identical securities received from an independent, nationally-recognized, third party pricing service. Prices provided by the independent pricing service were based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable.

Loans

The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. The $23.2 million discount on the loans acquired in this transaction was due to anticipated credit loss, as well as considerations for liquidity and market interest rates. In addition, the acquired loans were reviewed to determine if any loans would be deemed purchased credit impaired ("PCI"), as determined by identifying evidence of deterioration of credit quality at the purchase date combined with an assumption that all contractually required payments will not be collected.  The following is a summary of these PCI loans associated with the acquisition as of the date acquired:

As of April 1, 2019
(Dollars in thousands)
Contractually required principal and interest at acquisition	14,849
Contractual cash flows not expected to be collected	(5,717)
Expected cash flows at acquisition	9,132
Interest component of expected cash flows	(1,464)
Basis in PCI loans at acquisition - estimated fair value	7,668

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

Selected Pro Forma Results
The following summarizes the unaudited pro forma results of operations as if the Company acquired BHB on January 1, 2019 (2018 amounts represent combined results for the Company and BHB). The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the period presented, nor does it indicate future results for any other interim or full-year period.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
			(Dollars in thousands)
Net interest income after provision for loan losses	$105,019	$90,050	$208,327	$176,840
Net income	30,628	37,575	30,062	71,713

Included in the pro forma net income results for the three and six months ended June 30, 2019 are merger-related costs of $18.1 million and $56.8 million, net of tax, recognized by both the Company and BHB in the aggregate, respectively. These costs were primarily made up of severance, contract terminations due to the change in control, Employee stock ownership plan termination expenses, stock compensation and integration costs.

NOTE 4 - SECURITIES
Trading Securities
The Company had trading securities of $1.9 million and $1.5 million as of June 30, 2019 and December 31, 2018, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s nonqualified 401(k) Restoration Plan and Nonqualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $20.8 million and $19.5 million as of June 30, 2019 and December 31, 2018, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.
The following table represents a summary of the gains and losses that relate to equity securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Net gains (losses) recognized during the period on equity securities	$444	$54	1,351	(431)
Less: net gains recognized during the period on equity securities sold during the period	3	2	6	4
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$441	$52	1,345	(435)

Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity for the periods indicated:

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$32,476	$453	$(6)	$32,923	$32,477	$—	$(439)	$32,038
Agency mortgage-backed securities	194,682	3,024	(41)	197,665	222,491	1,020	(3,406)	220,105
Agency collateralized mortgage obligations	97,299	1,420	(76)	98,643	138,149	197	(3,435)	134,911
State, county, and municipal securities	1,715	23	—	1,738	1,719	16	—	1,735
Single issuer trust preferred securities issued by banks	717	—	—	717	717	—	(10)	707
Pooled trust preferred securities issued by banks and insurers	1,653	—	(372)	1,281	1,678	—	(349)	1,329
Small business administration pooled securities	59,099	1,082	—	60,181	53,317	—	(1,390)	51,927
Total available for sale securities	$387,641	$6,002	$(495)	$393,148	$450,548	$1,233	$(9,029)	$442,752
Held to maturity securities
U.S. government agency securities	$12,833	$130	$—	$12,963	$—	$—	$—	$—
U.S. Treasury securities	1,003	21	—	1,024	1,004	11	—	1,015
Agency mortgage-backed securities	423,825	7,488	(46)	431,267	252,484	1,548	(3,104)	250,928
Agency collateralized mortgage obligations	324,441	4,627	(1,350)	327,718	332,775	869	(6,920)	326,724
Single issuer trust preferred securities issued by banks	1,500	—	(10)	1,490	1,500	—	(10)	1,490
Small business administration pooled securities	33,757	467	(30)	34,194	23,727	105	(349)	23,483
Total held to maturity securities	$797,359	$12,733	$(1,436)	$808,656	$611,490	$2,533	$(10,383)	$603,640
Total	$1,185,000	$18,735	$(1,931)	$1,201,804	$1,062,038	$3,766	$(19,412)	$1,046,392

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of June 30, 2019 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$10,004	$9,998	$10,003	$10,148	$12,469	$12,777	$—	$—	$32,476	$32,923
Agency mortgage-backed securities	—	—	57,520	57,850	64,505	65,938	72,657	73,877	194,682	197,665
Agency collateralized mortgage obligations	—	—	—	—	—	—	97,299	98,643	97,299	98,643
State, county, and municipal securities	—	—	1,022	1,026	693	712	—	—	1,715	1,738
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	717	717	717	717
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,653	1,281	1,653	1,281
Small business administration pooled securities	—	—	—	—	—	—	59,099	60,181	59,099	60,181
Total available for sale securities	$10,004	$9,998	$68,545	$69,024	$77,667	$79,427	$231,425	$234,699	$387,641	$393,148
Held to maturity securities
U.S. government agency securities	$—	$—	$12,833	$12,963	$—	$—	$—	$—	$12,833	$12,963
U.S. Treasury securities	—	—	1,003	1,024	—	—	—	—	1,003	1,024
Agency mortgage-backed securities	—	—	11,456	11,479	37,434	37,887	374,935	381,901	423,825	431,267
Agency collateralized mortgage obligations	—	—	—	—	335	334	324,106	327,384	324,441	327,718
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,490	—	—	1,500	1,490
Small business administration pooled securities	—	—	—	—	—	—	33,757	34,194	33,757	34,194
Total held to maturity securities	$—	$—	$25,292	$25,466	$39,269	$39,711	$732,798	$743,479	$797,359	$808,656
Total	$10,004	$9,998	$93,837	$94,490	$116,936	$119,138	$964,223	$978,178	$1,185,000	$1,201,804
Inclusive in the table above is $18.1 million of callable securities at June 30, 2019.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $355.0 million and $361.1 million at June 30, 2019 and December 31, 2018, respectively.
At June 30, 2019 and December 31, 2018, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.
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

The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2019
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	1	$9,998	$(6)	$—	$—	$9,998	$(6)
Agency mortgage-backed securities	11	—	—	16,365	(87)	16,365	(87)
Agency collateralized mortgage obligations	19	25,527	(85)	82,547	(1,341)	108,074	(1,426)
Single issuer trust preferred securities issued by banks and insurers	2	2,207	(10)	—	—	2,207	(10)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,281	(372)	1,281	(372)
Small business administration pooled securities	1	—	—	7,973	(30)	7,973	(30)
Total temporarily impaired securities	35	$37,732	$(101)	$108,166	$(1,830)	$145,898	$(1,931)

	December 31, 2018
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S.government agency securities	3	$9,960	$(43)	$22,078	$(396)	$32,038	$(439)
Agency mortgage-backed securities	144	104,616	(1,363)	222,850	(5,147)	327,466	(6,510)
Agency collateralized mortgage obligations	48	57,871	(398)	279,229	(9,957)	337,100	(10,355)
Single issuer trust preferred securities issued by banks and insurers	2	2,197	(20)	—	—	2,197	(20)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,329	(349)	1,329	(349)
Small business administration pooled securities	7	28,257	(662)	40,621	(1,077)	68,878	(1,739)
Total temporarily impaired securities	205	$202,901	$(2,486)	$566,107	$(16,926)	$769,008	$(19,412)

The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. As a result, the Company does not consider these investments to be OTTI and accordingly, there was no OTTI recorded for the six months ended June 30, 2019 and 2018. There was no cumulative credit related component of OTTI as of June 30, 2019 or December 31, 2018. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at June 30, 2019:

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

NOTE 5 - LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY
The following tables bifurcate the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	June 30, 2019
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$1,373,573	$4,042,092	$491,598	$173,397	$1,636,033	$1,137,736	$26,083	$8,880,512
Individually evaluated for impairment	$27,351	$9,069	$—	$530	$11,351	$5,689	$173	$54,163
Purchased credit impaired loans	$—	$6,905	$—	$—	$7,798	$1,074	$335	$16,112
Total loans by group	$1,400,924	$4,058,066	$491,598	$173,927	$1,655,182	$1,144,499	$26,591	$8,950,787	(1)

	December 31, 2018
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$1,064,800	$3,235,418	$365,165	$164,135	$906,959	$1,085,961	$15,901	$6,838,339
Individually evaluated for impairment	$28,829	$10,839	$—	$541	$12,706	$5,948	$197	$59,060
Purchased credit impaired loans	$—	$4,991	$—	$—	$3,629	$175	$—	$8,795
Total loans by group	$1,093,629	$3,251,248	$365,165	$164,676	$923,294	$1,092,084	$16,098	$6,906,194	(1)

(1)
The amount of net deferred costs on originated loans included in the ending balance was $7.9 million and $7.1 million at June 30, 2019 and December 31, 2018, respectively. Net unamortized discounts on acquired loans not deemed to be purchased credit impaired ("PCI") included in the ending balance was $29.8 million and $15.2 million at June 30, 2019 and December 31, 2018, respectively.

The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended June 30, 2019
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$16,872	$32,049	$5,355	$1,784	$3,234	$5,507	$339	$65,140
Charge-offs	—	—	—	(49)	—	(71)	(352)	(472)
Recoveries	—	13	—	20	—	18	241	292
Provision (benefit)	(15)	598	238	13	62	93	11	1,000
Ending balance	$16,857	$32,660	$5,593	$1,768	$3,296	$5,547	$239	$65,960

	Three Months Ended June 30, 2018
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,533	$31,459	$5,679	$1,593	$2,837	$5,359	$402	$60,862
Charge-offs	(4)	—	—	(102)	(109)	(95)	(259)	(569)
Recoveries	59	18	—	10	1	23	153	264
Provision (benefit)	1,200	618	(463)	208	180	181	76	2,000
Ending balance	$14,788	$32,095	$5,216	$1,709	$2,909	$5,468	$372	$62,557

	Six Months Ended June 30, 2019
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,760	$32,370	$5,158	$1,756	$3,219	$5,608	$422	$64,293
Charge-offs	—	—	—	(194)	—	(184)	(653)	(1,031)
Recoveries	124	46	—	47	1	84	396	698
Provision (benefit)	973	244	435	159	76	39	74	2,000
Ending balance	$16,857	$32,660	$5,593	$1,768	$3,296	$5,547	$239	$65,960
Ending balance: collectively evaluated for impairment	$16,850	$32,586	$5,593	$1,730	$2,507	$5,388	$233	$64,887
Ending balance: individually evaluated for impairment	$7	$74	$—	$38	$789	$159	$6	$1,073
	Six Months Ended June 30, 2018
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,256	$31,453	$5,698	$1,577	$2,822	$5,390	$447	$60,643
Charge-offs	(137)	—	—	(126)	(148)	(174)	(577)	(1,162)
Recoveries	71	38	—	19	3	57	388	576
Provision (benefit)	1,598	604	(482)	239	232	195	114	2,500
Ending balance	$14,788	$32,095	$5,216	$1,709	$2,909	$5,468	$372	$62,557
Ending balance: collectively evaluated for impairment	$14,780	$32,021	$5,216	$1,708	$2,050	$5,237	$358	$61,370
Ending balance: individually evaluated for impairment	$8	$74	$—	$1	$859	$231	$14	$1,187

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

For the commercial portfolio it is the Company’s policy to obtain personal guarantees for payment from individuals holding material ownership interests in the borrowing entities.
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

•
Home Equity: Home equity loans and credit lines are made to qualified individuals and are primarily secured by senior or junior mortgage liens on owner-occupied 1-4 family homes, condominiums or vacation homes. Each home equity loan has a fixed rate and is billed in equal payments comprised of principal and interest. The majority of home equity lines of credit have a variable rate and are billed in interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the then outstanding principal balance plus all accrued interest over a predetermined repayment period, as set forth in the note. Additionally, the Company has the option of renewing each line of credit for additional draw periods.  Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines.

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
The following tables detail the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		June 30, 2019
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$1,279,778	$3,917,266	$486,775	$170,247	$5,854,066
Potential weakness	7	61,051	103,537	2,883	1,533	169,004
Definite weakness-loss unlikely	8	60,095	37,263	1,940	2,147	101,445
Partial loss probable	9	—	—	—	—	—
Definite loss	10	—	—	—	—	—
Total		$1,400,924	$4,058,066	$491,598	$173,927	$6,124,515

		December 31, 2018
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$1,014,370	$3,156,989	$361,884	$161,851	$4,695,094
Potential weakness	7	16,860	56,840	298	888	74,886
Definite weakness-loss unlikely	8	58,909	37,419	2,983	1,937	101,248
Partial loss probable	9	3,490	—	—	—	3,490
Definite loss	10	—	—	—	—	—
Total		$1,093,629	$3,251,248	$365,165	$164,676	$4,874,718

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

	June 30, 2019	December 31, 2018
Residential portfolio
FICO score (re-scored)(1)	749	749
LTV (re-valued)(2)	62.1%	58.6%
Home equity portfolio
FICO score (re-scored)(1)	767	767
LTV (re-valued)(2)(3)	47.9%	49.3%

(1)
The average FICO scores at June 30, 2019 are based upon rescores available from June 2019 or origination data for loans booked from April through June 2019.  The average FICO scores at December 31, 2018 are based upon rescores available from November 2018 and origination score data for loans booked in December 2018.

(2)
The combined LTV ratios for June 30, 2019 are based upon updated automated valuations as of April 2019, when available, or the most current valuation data available.  The combined LTV ratios for December 31, 2018 are based upon updated automated valuations as of November 2018, when available, and/or the most current valuation data available.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.

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
The following table shows information regarding nonaccrual loans at the dates indicated:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Commercial and industrial	$24,895	$26,310
Commercial real estate	833	3,015
Commercial construction	—	311
Small business	168	235
Residential real estate	9,986	8,251
Home equity	6,973	7,278
Other consumer	111	13
Total nonaccrual loans (1)	$42,966	$45,413

(1)Included in these amounts were $27.8 million and $29.3 million of nonaccruing TDRs at June 30, 2019 and December 31, 2018, respectively.

The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$2,889	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$3,102	$3,174

The following tables show the age analysis of past due financing receivables as of the dates indicated:

	June 30, 2019
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	1	$296	—	$—	4	$109	5	$405	$1,400,519	$1,400,924	$—
Commercial real estate	5	637	2	352	1	81	8	1,070	4,056,996	4,058,066	—
Commercial construction	2	706	—	—	—	—	2	706	490,892	491,598	—
Small business	2	51	5	95	9	139	16	285	173,642	173,927	—
Residential real estate	18	3,306	12	2,168	40	8,470	70	13,944	1,641,238	1,655,182	1,776	(1)
Home equity	25	1,185	10	618	34	3,439	69	5,242	1,139,257	1,144,499	541	(1)
Other consumer	336	254	20	39	19	102	375	395	26,196	26,591	11	(2)
Total	389	$6,435	49	$3,272	107	$12,340	545	$22,047	$8,928,740	$8,950,787	$2,328

	December 31, 2018
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	—	$—	4	$382	11	$26,311	15	$26,693	$1,066,936	$1,093,629	$—
Commercial real estate	9	1,627	—	—	8	2,250	17	3,877	3,247,371	3,251,248	—
Commercial construction	1	1,271	—	—	1	311	2	1,582	363,583	365,165	—
Small business	15	506	19	87	24	162	58	755	163,921	164,676	—
Residential real estate	23	3,486	6	521	25	4,382	54	8,389	914,905	923,294	—
Home equity	22	1,331	12	855	29	2,663	63	4,849	1,087,235	1,092,084	—
Other consumer (2)	330	181	15	9	12	13	357	203	15,895	16,098	5
Total	400	$8,402	56	$1,854	110	$36,092	566	$46,348	$6,859,846	$6,906,194	$5

(1)	Represents purchased credit impaired loans that are accruing interest due to expectations of future cash collections.

(2)	Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.

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

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
TDRs on accrual status	$22,423	$23,849
TDRs on nonaccrual	27,841	29,348
Total TDRs	$50,264	$53,197
Amount of specific reserves included in the allowance for loan losses associated with TDRs	$1,073	$1,079
Additional commitments to lend to a borrower who has been a party to a TDR	$377	$982

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
The following tables show the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	1	$97	$97	1	$97	$97
Commercial real estate	—	—	—	1	150	150
Small business	2	56	56	2	56	56
Home equity	—	—	—	1	75	75
Total	3	$153	$153	5	$378	$378

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial real estate	—	—	—	1	445	445
Residential real estate	1	149	149	1	149	149
Home equity	4	230	230	6	472	472
Total	5	$379	$379	8	$1,066	$1,066

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Adjusted interest rate	$—	$—	$150	$—
Court ordered concession	—	379	75	621
Extended maturity	153	—	153	445
Total	$153	$379	$378	$1,066

The Company considers a loan to have defaulted when it reaches 90 days past due. During the three and six months ended June 30, 2019 there was one residential loan modified during the proceeding twelve months with a recorded investment of $120,000, which subsequently defaulted. At June 30, 2018, there were no loans modified during the past twelve months that subsequently defaulted during the three and six months ended June 30, 2018.
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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio at the dates indicated:

	June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$27,085	$37,169	$—
Commercial real estate	7,414	7,634	—
Small business	342	389	—
Residential real estate	4,694	4,831	—
Home equity	4,723	4,976	—
Other consumer	42	43	—
Subtotal	44,300	55,042	—
With an allowance recorded
Commercial and industrial	$266	$266	$7
Commercial real estate	1,655	1,655	74
Small business	188	229	38
Residential real estate	6,657	7,765	789
Home equity	966	1,127	159
Other consumer	131	133	6
Subtotal	9,863	11,175	1,073
Total	$54,163	$66,217	$1,073

	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$28,459	$35,913	$—
Commercial real estate	9,552	9,832	—
Small business	358	439	—
Residential real estate	4,518	4,686	—
Home equity	4,957	5,199	—
Other consumer	56	56	—
Subtotal	47,900	56,125	—
With an allowance recorded
Commercial and industrial	$370	$370	$7
Commercial real estate	1,287	1,287	37
Small business	183	223	1
Residential real estate	8,188	9,217	862
Home equity	991	1,149	164
Other consumer	141	143	8
Subtotal	11,160	12,389	1,079
Total	$59,060	$68,514	$1,079

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$27,406	$34	$28,971	$70
Commercial real estate	7,496	92	7,582	186
Small business	309	2	319	6
Residential real estate	4,713	58	4,727	113
Home equity	4,751	53	4,783	107
Other consumer	42	1	45	1
Subtotal	44,717	240	46,427	483
With an allowance recorded
Commercial and industrial	$268	$3	$270	$6
Commercial real estate	1,662	24	1,672	49
Small business	190	2	192	5
Residential real estate	6,707	59	6,775	116
Home equity	972	11	978	22
Other consumer	132	2	135	2
Subtotal	9,931	101	10,022	200
Total	$54,648	$341	$56,449	$683

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$32,557	$34	$33,198	$68
Commercial real estate	13,018	148	13,131	295
Small business	672	3	703	8
Residential real estate	4,825	60	4,842	119
Home equity	5,100	54	5,160	106
Other consumer	66	1	68	2
Subtotal	56,238	300	57,102	598
With an allowance recorded
Commercial and industrial	$225	$2	$226	$5
Commercial real estate	2,165	24	2,172	48
Small business	163	3	169	6
Residential real estate	8,003	68	8,045	136
Home equity	1,732	15	1,744	27
Other consumer	194	1	198	3
Subtotal	12,482	113	12,554	225
Total	$68,720	$413	$69,656	$823

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

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Outstanding balance	$20,221	$9,749
Carrying amount	$16,112	$8,795

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Dollars in thousands)
Beginning balance	$1,164	$1,642	$1,191	$1,791
Acquisition	1,464	—	1,464	—
Accretion	(662)	(198)	(803)	(413)
Other change in expected cash flows (1)	272	160	386	204
Reclassification from nonaccretable difference for loans which have paid off (2)	—	—	—	22
Ending balance	$2,238	$1,604	$2,238	$1,604

(1) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).
(2) Results in increased interest income during the period in which the loan paid off at amount greater than originally expected.

NOTE 6 - BORROWINGS

On March 14, 2019, the Company issued $50.0 million of fixed to floating rate subordinated notes in a private placement transaction to institutional accredited investors. The subordinated debentures mature on March 15, 2029. However with regulatory approval, the Company may redeem the subordinated debt without penalty at any scheduled payment date on or after March 15, 2024 with 30 days notice. The subordinated notes carry interest at a fixed rate of 4.75% through March 15, 2024, after which it converts to a variable rate.

On March 28, 2019, the Company entered into a credit facility for an aggregate principal amount of $125.0 million, including a $50.0 million senior unsecured revolving loan credit facility and a $75.0 million senior unsecured term loan credit facility. Advances under the revolving loan facility and term loan facility bear interest at an interest rate equal to the one-month LIBOR rate plus 1.15% for the revolving loan facility and one-month LIBOR plus 1.25% for the term loan facility, which is due and payable in full on March 28, 2022.

The Company used the proceeds of these borrowings for funding needs related to the second quarter closing of BHB. During the second quarter of 2019, the Company repaid in full the entire $50.0 million amount of the senior unsecured revolving loan.

NOTE 7 -EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net income	$30,628	$31,118	$65,853	$58,673

Weighted Average Shares
Basic shares	34,313,492	27,526,653	31,226,985	27,506,724
Effect of dilutive securities	41,878	54,525	48,381	61,480
Diluted shares	34,355,370	27,581,178	31,275,366	27,568,204

Net income per share
Basic EPS	$0.89	$1.13	$2.11	$2.13
Effect of dilutive securities	—	—	—	—
Diluted EPS	$0.89	$1.13	$2.11	$2.13

The diluted earnings per share computations do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the calculation of diluted earnings are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Stock options	—	4,890	—	2,458
Performance-based restricted stock	—	—	11,419	—

NOTE 8 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the six months ended June 30, 2019, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/21/2019	43,250	2005 Employee Stock Plan	$83.87	Ratably over 5 years from grant date
3/15/2019	600	2005 Employee Stock Plan	$79.55	Ratably over 5 years from grant date
4/1/2019	1,090	2005 Employee Stock Plan	$82.62	Ratably over 3 years from grant date
5/21/2019	6,500	2018 Non-Employee Director Stock Plan	$77.08	Shares vested immediately

The fair value of the restricted stock awards is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of restricted stock awards are entitled to receive dividends and to vote from and as of the date of grant.
Performance-Based Restricted Stock Awards
On February 21, 2019, the Company granted 15,900 performance-based restricted stock awards to certain executive level employees. These performance-based restricted stock awards were issued from the 2005 Employee Stock Plan and were determined to have a grant date fair value per share of $83.87, determined by the average of the high and low price at which the Company's common stock traded on the date of grant. The number of shares to be vested is contingent upon the Company's attainment of certain performance measures outlined in the award agreement and will be measured as of the end of the three year performance period, January 1, 2019 through December 31, 2021. The awards will vest upon the earlier of the date on which it is determined if the performance goal is achieved subsequent to the performance period or March 31, 2022. These awards are accounted for as equity awards due to the nature of these awards and the fact that these shares will not be settled in cash.
The holders of these awards are not entitled to receive dividends or vote until the shares are vested.
    On February 26, 2019, the performance-based restricted stock awards that were awarded on February 11, 2016 vested at 100% of the maximum target shares awarded, or 17,947 shares.
Stock Options
The Company did not grant any awards of options to purchase shares of common stock during the six months ended June 30, 2019.

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

The following tables reflect the Company's derivative positions for the periods indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes:

June 30, 2019
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	2.68	2.45%	1.53%	$337

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	400,000	4.01	2.37%	2.47%	13,743

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	350,000	3.99	2.36%	2.87% - 2.32%	11,011

Total	$825,000				$25,091

December 31, 2018
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	3.18	2.74%	1.53%	$2,282

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	250,000	4.52	2.57%	2.67%	2,938

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	250,000	4.17	2.47%	3.02% - 2.51%	3,344

Total	$575,000				$8,564

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.8 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $4.3 million (pre-tax) to be reclassified to interest income and $343,000 (pre-tax) to be reclassified as an offset to interest expense, from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of June 30, 2019.
The Company recognized $61,000 and $122,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for the three and six month periods ended June 30, 2018, respectively. The Company did not recognize any amortization income related to previously terminated swaps for the three and six month periods ended June 30, 2019.

The Company had no fair value hedges as of June 30, 2019 or December 31, 2018.
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
The following tables reflect the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2019
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	302	$112,642	$209,727	$77,125	$159,751	$978,497	$1,537,742	$49,459
Pay fixed, receive variable	293	$112,642	$209,727	$77,125	$159,751	$978,497	$1,537,742	$(49,453)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	36	$74,431	$—	$—	$—	$—	$74,431	$(1,160)
Buys U.S. currency, sells foreign currency	36	$74,431	$—	$—	$—	$—	$74,431	$1,196
	December 31, 2018
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	235	$50,702	$124,222	$97,904	$47,308	$631,471	$951,607	$(2,907)
Pay fixed, receive variable	220	$50,702	$124,222	$97,904	$47,308	$631,471	$951,607	$2,903
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	27	$60,297	$3,505	$—	$—	$—	$63,802	$(1,404)
Buys U.S. currency, sells foreign currency	27	$60,297	$3,505	$—	$—	$—	$63,802	$1,434

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans will likely be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value of loans held for sale was an increase of $919,000 and $70,000 for the three month periods ended June 30, 2019 and 2018, respectively. The change in fair value associated with loans held for sale was an increase of $920,000 and $44,000 for the six months ended June 30, 2019 and 2018, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
Outstanding loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might change from inception of the rate lock to funding of the loan due to changes in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. To protect against the price risk inherent in derivative loan commitments, the Company utilizes both "mandatory delivery" and "best efforts" forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Included in the mandatory delivery forward commitments are To Be Announced securities (“TBAs”). Certain assumptions, including pull through rates and rate lock periods, are used in managing the existing and future hedges. The accuracy of underlying assumptions will impact the ultimate effectiveness of any hedging strategies.
With mandatory delivery contracts, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then-current market prices, to the investor/counterparty to compensate the investor for the shortfall. Generally the Company makes this type of commitment once mortgage loans have been funded and are held for sale, in order to minimize the risk of failure to deliver the requisite volume of loans to the investor and paying pair-off fees as a result. The Company also sells TBA securities to offset potential changes in the fair value of derivative loan commitments. Generally the Company sells TBA securities upon entering derivative loan commitments for settlement in 30 to 90 days. The Company expects that mandatory delivery contracts, including TBA securities, will experience changes in fair value opposite to the changes in the fair value of derivative loan commitments.
With best effort contracts, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally best efforts cash contracts have no pair off risk regardless of market movement. The price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower). The Company expects that these best efforts forward loan sale commitments will experience a net neutral shift in fair value with related derivative loan commitments.
The aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income was $3.3 million and $755,000 for the three month periods ended June 30, 2019 and 2018, respectively, and $4.0 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	June 30 2019	December 31 2018	Balance Sheet Location	June 30 2019	December 31 2018
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$25,216	$8,955	Other liabilities	$125	$391
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	Other assets	$51,417	$15,580	Other liabilities	$51,411	$15,584
Foreign exchange contracts	Other assets	1,543	1,578	Other liabilities	1,507	1,548
Mortgage Derivatives
Interest rate lock commitments	Other assets	2,377	91	Other liabilities	—	—
Forward sale loan commitments	Other assets	3	106	Other liabilities	66	—
Forward sale hedge commitments	Other assets	—	—	Other liabilities	570	—
		$55,340	$17,355		$53,554	$17,132
Total		$80,556	$26,310		$53,679	$17,523

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$8,590	$(112)	$11,875	$103
Gain reclassified from OCI into interest income or interest expense (effective portion)	$394	$167	$818	$257
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest expense	$—	$—	$—	$—
Other expense	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$14	$15	$27	$24
Other expense	(10)	(5)	(11)	(18)
Changes in fair value of mortgage derivatives
Mortgage banking income	1,488	141	1,547	153
Total	$1,492	$151	$1,563	$159

The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $24.7 million and $176,000 at June 30, 2019 and December 31, 2018, respectively. Although none of the contingency provisions have applied as of June 30, 2019 and December 31, 2018, the Company has posted collateral to offset the net liability exposures with institutional counterparties.

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. The Company's exposure relating to institutional counterparties was $26.5 million and $18.4 million at June 30, 2019 and December 31, 2018, respectively. The Company’s exposure relating to customer counterparties was approximately $50.6 million and $6.4 million at June 30, 2019 and December 31, 2018, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	June 30, 2019
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$25,216	$—	$25,216	$25,216	$—	$—
Loan level derivatives	51,417	—	51,417	979	—	50,438
Customer foreign exchange contracts	1,543	—	1,543	—	—	1,543
	$78,176	$—	$78,176	$26,195	$—	$51,981

Derivative Liabilities
Interest rate swaps	$125	$—	$125	$—	$125	$—
Loan level derivatives	51,411	—	51,411	26,195	23,709	1,507
Customer foreign exchange contracts	1,507	—	1,507	—	—	1,507
	$53,043	$—	$53,043	$26,195	$23,834	$3,014

(1)	Reflects offsetting derivative positions with the same counterparty.

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2018
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$8,955	$—	$8,955	$391	$(5,527)	$3,037
Loan level derivatives	15,580	—	15,580	6,165	(3,001)	6,414
Customer foreign exchange contracts	1,578	—	1,578	—	—	1,578
	$26,113	$—	$26,113	$6,556	$(8,528)	$11,029

Derivative Liabilities
Interest rate swaps	$391	$—	$391	$391	$—	$—
Loan level derivatives	15,584	—	15,584	6,165	173	9,246
Customer foreign exchange contracts	1,548	—	1,548	—	—	1,548
	$17,523	$—	$17,523	$6,556	$173	$10,794

(1)	Reflects offsetting derivative positions with the same counterparty.

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.

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
	June 30, 2019
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$1,939	$1,939	$—	$—
Equity securities	20,807	20,807	—	—
Securities available for sale
U.S. Government agency securities	32,923	—	32,923	—
Agency mortgage-backed securities	197,665	—	197,665	—
Agency collateralized mortgage obligations	98,643	—	98,643	—
State, county, and municipal securities	1,738	—	1,738	—
Single issuer trust preferred securities issued by banks and insurers	717	—	717	—
Pooled trust preferred securities issued by banks and insurers	1,281	—	—	1,281
Small business administration pooled securities	60,181	—	60,181	—
Loans held for sale	123,557	—	123,557	—
Derivative instruments	80,556	—	80,556	—
Liabilities
Derivative instruments	53,679	—	53,679	—
Total recurring fair value measurements	$566,328	$22,746	$542,301	$1,281

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$26,471	$—	$—	$26,471
Other real estate owned and other foreclosed assets	2,889	—	—	2,889
Total nonrecurring fair value measurements	$29,360	$—	$—	$29,360

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, as of the dates indicated:

	Three Months Ended
	June 30
	2019	2018
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,314	$1,655
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	(27)	104
Settlements	(6)	(8)
Ending balance	$1,281	$1,751

	Six Months Ended
	June 30
	2019	2018
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,329	$1,640
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	(24)	125
Settlements	(24)	(14)
Ending balance	$1,281	$1,751

The following table sets forth certain unobservable inputs regarding the Company’s financial instruments that are classified as Level 3 for the periods indicated:

	June 30 2019	December 31 2018		June 30 2019	December 31 2018	June 30 2019	December 31 2018
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,281	$1,329	Cumulative prepayment	0% - 58%	0% - 59%	2.6%	2.1%
			Cumulative default	5% - 100%	5% - 100%	13.6%	16.2%
			Loss given default	85% - 100%	85% - 100%	92.1%	94.8%
			Cure given default	0% - 75%	0% - 75%	60.9%	60.9%
Appraisals of collateral(1)
Collateral dependent impaired loans	$26,471	$29,109

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
	June 30, 2019
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. government agency securities	$12,833	$12,963	$—	$12,963	$—
U.S. Treasury securities	1,003	1,024	—	1,024	—
Agency mortgage-backed securities	423,825	431,267	—	431,267	—
Agency collateralized mortgage obligations	324,441	327,718	—	327,718	—
Single issuer trust preferred securities issued by banks	1,500	1,490	—	1,490	—
Small business administration pooled securities	33,757	34,194	—	34,194	—
Loans, net of allowance for loan losses(b)	8,858,356	8,719,439	—	—	8,719,439
Federal Home Loan Bank stock(c)	26,085	26,085	—	26,085	—
Cash surrender value of life insurance policies(d)	197,292	197,292	—	197,292	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$7,862,856	$7,862,856	$—	$7,862,856	$—
Time certificates of deposits(f)	1,445,059	1,441,990	—	1,441,990	—
Federal Home Loan Bank borrowings(f)	277,671	277,554	—	277,554	—
Long-term borrowings(f)	74,879	72,426	—	72,426	—
Junior subordinated debentures(g)	62,847	64,586	—	64,586	—
Subordinated debentures(f)	84,305	87,963	—	—	87,963

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

NOTE 12 - REVENUE RECOGNITION

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

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when (or as) the entity satisfies a performance obligation

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$5,080	$4,551	$9,486	$8,982
Interchange fees	4,825	3,919	8,560	7,324
ATM fees	856	736	1,522	1,390
Investment management - wealth management and advisory services	6,423	6,083	12,492	11,665
Investment management - retail investments and insurance revenue	730	739	1,409	1,299
Merchant processing income	324	348	604	779
Other noninterest income	1,642	1,060	2,581	2,034
Total noninterest income in-scope of ASC 606	19,880	17,436	36,654	33,473
Total noninterest income out-of-scope of ASC 606	8,768	4,451	13,527	8,277
Total noninterest income	28,648	21,887	50,181	41,750

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and service requirements are generally explicitly identified in the associated contracts. Additional information related to each of the revenue streams is further noted below.

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

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Receivables, included in other assets	$1,964	$1,893

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

NOTE 13 - COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$5,663	$(1,269)	$4,394	$11,841	$(2,718)	$9,123
Less: net security losses reclassified into other noninterest expense	(1,462)	411	(1,051)	(1,462)	411	(1,051)
Net change in fair value of securities available for sale	7,125	(1,680)	5,445	13,303	(3,129)	10,174

Change in fair value of cash flow hedges	12,349	(3,476)	8,873	17,345	(4,882)	12,463
Less: net cash flow hedge gains reclassified into interest income or interest expense	394	(111)	283	818	(230)	588
Net change in fair value of cash flow hedges	11,955	(3,365)	8,590	16,527	(4,652)	11,875

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(11)	3	(8)	(22)	6	(16)
Amortization of net actuarial gains	(2)	—	(2)	(4)	1	(3)
Amortization of net prior service costs	69	(19)	50	138	(39)	99
Net change in other comprehensive income for defined benefit postretirement plans (1)	56	(16)	40	112	(32)	80
Total other comprehensive income	$19,136	$(5,061)	$14,075	$29,942	$(7,813)	$22,129

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(2,533)	$609	$(1,924)	$(9,773)	$2,381	$(7,392)
Less: net security gains reclassified into other noninterest income (expense)	—	—	—	—	—	—
Net change in fair value of securities available for sale	(2,533)	609	(1,924)	(9,773)	2,381	(7,392)

Change in fair value of cash flow hedges	10	(2)	8	396	(108)	288
Less: net cash flow hedge gains reclassified into interest income or interest expense	167	(47)	120	257	(72)	185
Net change in fair value of cash flow hedges	(157)	45	(112)	139	(36)	103

Amortization of net actuarial losses	93	(27)	66	187	(53)	134
Amortization of net prior service costs	69	(18)	51	138	(38)	100
Net change in other comprehensive income for defined benefit postretirement plans (1)	162	(45)	117	325	(91)	234
Total other comprehensive loss	$(2,528)	$609	$(1,919)	$(9,309)	$2,254	$(7,055)

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2019
Beginning balance: January 1, 2019	$(5,947)	$6,148	$—	$(1,374)	$(1,173)
Net change in other comprehensive income (loss)	10,174	11,875	—	80	22,129
Ending balance: June 30, 2019	$4,227	$18,023	$—	$(1,294)	$20,956
	2018
Beginning balance: January 1, 2018	$(504)	$948	$137	$(2,412)	$(1,831)
Opening balance reclassification	(111)	205	29	(520)	(397)
Cumulative effect accounting adjustment	(831)	—	—	—	(831)
Net change in other comprehensive income (loss)	(7,392)	191	(88)	234	(7,055)
Ending balance: June 30, 2018	$(8,838)	$1,344	$78	$(2,698)	$(10,114)

NOTE 14 - LEASES

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

The Company leases office space, space for ATM locations and certain branch locations under noncancelable operating leases. As of June 30, 2019, the Company has entered into 92 noncancelable operating lease agreements. Several of the Company's leases for office space, space for ATM locations and certain branch locations contain renewal options to extend lease terms for a period of 1 to 10 years. The Company makes the decision on whether or not to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to its ROU asset and lease liability when lease agreements are amended and executed. The discount rate used in determining the present value of lease payments is based on the Company's incremental borrowing rate for borrowings with terms similar to each lease at commencement date. The Company has no financing leases outstanding and no leases with residual value guarantees. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes, and insurance are not included in the measurement of the lease liability since they are generally able to be segregated.

As of June 30, 2019, the Company had two leases on branch locations where the location is subleased from a non-related party, and one ATM location lease with a non-employee related party. The future lease payments under these leases do not have a material effect on the Company's financial position or result of operations.
The Company's right-of-use asset related to operating leases was $51.5 million at June 30, 2019 and is recognized in the Company's Consolidated Balance Sheet in other assets.

The following table provides information related to the Company's lease cost.

	Three Months Ended	Six Months Ended
	June 30, 2019
	(Dollars in thousands)

Operating lease cost	$2,825	$4,936
Short-term lease cost	4	43
Variable lease cost	—	—
Total lease cost	$2,829	$4,979

As of June 30, 2019, the weighted average remaining lease term for operating leases was 6.99 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.99%.

The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding at June 30, 2019 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in the Company's Consolidated Balance Sheet in other liabilities.

(Dollars in thousands)

Remainder of 2019	$5,616
2020	10,569
2021	9,487
2022	8,402
2023	6,396
Thereafter	18,799
Total minimum lease payments	$59,269
Less: amount representing interest	6,162
Present value of future minimum lease payments	$53,107

NOTE 15 - COMMITMENTS AND CONTINGENCIES
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
The following table summarizes the above financial instruments at the dates indicated:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to extend credit	$3,156,061	$2,639,689
Standby letters of credit	23,091	16,708
Deferred standby letter of credit fees	180	122

Other Contingencies
At June 30, 2019, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome.
In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The reserve requirement was $124.4 million and $53.5 million at June 30, 2019 and December 31, 2018, respectively.

NOTE 16 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.

The following table presents certain information related to the Company's investments in low income housing projects as of the dates indicated:

	June 30 2019		December 31 2018
	(Dollars in thousands)
Original investment value	$59,750		$50,232
Current recorded investment	39,240		33,681
Unfunded liability obligation	7,811		3,935
Tax credits and benefits	6,727	(1)	5,407
Amortization of investments	5,079	(2)	4,377
Net income tax benefit	1,648	(3)	1,030
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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, include, but are not limited to:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;

•	adverse changes or volatility in the local real estate market;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio including those related to one or more large commercial relationships;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	inability to raise capital on terms that are favorable;

•	additional regulatory oversight and additional costs associated with the Company's increase in assets to over $10 billion;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax expense, resulting from failure to comply with general tax laws, changes in tax laws, or failure to comply with requirements of the federal New Markets Tax Credit program;

•	changes in market interest rates for interest earning assets and/or interest bearing liabilities and changes related to the phase-out of LIBOR;

•	increased competition in the Company’s market area;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	a deterioration in the conditions of the securities markets;

•	a deterioration of the credit rating for U.S. long-term sovereign debt;

•	inability to adapt to changes in information technology, including changes to industry accepted delivery models driven by a migration to the internet as a means of service delivery;

•	electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;

•	adverse changes in consumer spending and savings habits;

•	the inability to realize expected synergies from merger transactions in the amounts or in the timeframes anticipated;

•	inability to retain customers and employees, including those acquired in the MNB and BHB acquisitions;

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

		Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$1,213,253	$1,083,126	$1,075,223	$1,011,577	$1,002,921
Loans	8,950,787	6,976,872	6,906,194	6,527,402	6,479,271
Allowance for loan losses	(65,960)	(65,140)	(64,293)	(63,235)	(62,557)
Goodwill and other intangible assets	537,896	270,444	271,355	239,185	239,724
Total assets	11,603,199	8,997,457	8,851,592	8,375,497	8,381,002
Total deposits	9,307,915	7,463,602	7,427,120	6,976,239	7,013,490
Total borrowings	499,702	308,040	258,707	299,738	300,792
Stockholders’ equity	1,636,003	1,104,538	1,073,490	998,305	977,065
Nonperforming loans	45,294	43,331	45,418	45,394	47,112
Nonperforming assets	48,183	43,331	45,418	45,584	47,357

Income statement
Interest income	$122,144	$91,543	$87,910	$82,875	$79,167
Interest expense	16,125	9,018	7,618	6,641	5,999
Net interest income	106,019	82,525	80,292	76,234	73,168
Provision for loan losses	1,000	1,000	1,200	1,075	2,000
Noninterest income	28,648	21,533	23,491	23,264	21,887
Noninterest expenses	93,032	56,311	64,391	55,439	52,688
Net income	30,628	35,225	29,934	33,015	31,118
Per share data
Net income—basic	$0.89	$1.25	$1.08	$1.20	$1.13
Net income—diluted	0.89	1.25	1.07	1.20	1.13
Cash dividends declared	0.44	0.44	0.38	0.38	0.38
Book value per share	47.67	39.26	38.23	36.25	35.49
Tangible book value per share (1)	32.00	29.64	28.57	27.56	26.78
Performance ratios
Return on average assets	1.06%	1.62%	1.38%	1.57%	1.52%
Return on average common equity	7.59%	13.10%	11.49%	13.19%	12.85%
Net interest margin (on a fully tax equivalent basis)	4.09%	4.14%	4.05%	3.94%	3.89%
Equity to assets	14.10%	12.28%	12.13%	11.92%	11.66%
Dividend payout ratio	40.42%	30.29%	34.96%	31.69%	33.60%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.51%	0.62%	0.66%	0.70%	0.73%
Nonperforming assets as a percent of total assets	0.42%	0.48%	0.51%	0.54%	0.57%
Allowance for loan losses as a percent of total loans	0.74%	0.93%	0.93%	0.97%	0.97%
Allowance for loan losses as a percent of nonperforming loans	145.63%	150.33%	141.56%	139.30%	132.78%
Capital ratios
Tier 1 leverage capital ratio	10.45%	10.64%	10.69%	10.49%	10.39%
Common equity tier 1 capital ratio	12.08%	12.09%	11.92%	11.98%	11.64%
Tier 1 risk-based capital ratio	12.75%	13.11%	12.99%	13.07%	12.73%
Total risk-based capital ratio	14.42%	15.28%	14.45%	14.58%	14.24%

(1)
Represents a non-GAAP measure. For reconciliation to GAAP book value per share, see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures" below.

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company's financial position or operating results. The Company is focused on organic growth, but will also consider acquisition opportunities that can provide a satisfactory financial return, including the recent acquisition of MNB Bancorp ("MNB") in the fourth quarter of 2018 and Blue Hills Bancorp ("BHB") in the second quarter of 2019.

Interest-Earning Assets

Management’s asset strategy emphasizes loan growth, primarily in the commercial and home equity portfolios. The results depicted in the following table reflect an overall increase in total loans over the past five quarters due to the results of that strategy, as well as the impact from acquisitions. For the second quarter of 2019, the Company's loan growth was driven primarily by the BHB acquisition.

Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and loan losses.

Funding and Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth with a management emphasis over core deposit growth to fund loans. The following chart shows the sources of funding and the percentage of core deposits to total deposits for the trailing five quarters, with the second quarter 2019 results reflecting the increased percentage of time deposits as a result of the BHB acquisition:

As of June 30, 2019, core deposits comprised 82.93% of total deposits. The cost of deposits for the 2019 second quarter was 0.49%, an increase of 10 basis points when compared to the first quarter of 2019, and the Company's net interest margin was 4.09% for the quarter ended June 30, 2019, a five basis point decrease from the first quarter of 2019, both reflective of the higher cost funding base assumed in the BHB acquisition.

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

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has also made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies help the Company operate in a more tax effective manner and sometimes also create a competitive advantage for Rockland Trust and its community development subsidiaries. During the second quarter of 2019, the Company’s effective tax rate was 24.63%, compared to 24.65% at March 31, 2019.

Capital

The Company's approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term earnings growth. Strong earnings retention has contributed to capital growth, both on an absolute level and per share basis. The following chart shows the Company's book value and tangible book value per share over the past five quarters (see "Non-GAAP Measures" below for a reconciliation of non-GAAP measures):

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

The Company's growth in capital enables the payment of cash dividends. The Company declared quarterly cash dividends of $0.44 per share for the first two quarters of 2019, representing an increase of 15.8% from the 2018 quarterly dividend rate of $0.38 per share.

Second Quarter 2019 Results

Net income for the second quarter of 2019 was $30.6 million, or $0.89 on a diluted earnings per share basis, and decreased 1.6% and 21.2%, respectively, as compared to $31.1 million, or $1.13 on a diluted earnings per share basis, for the prior year second quarter. The second quarter of 2019 included merger and acquisition costs which the Company deems to be noncore. Excluding these merger and acquisition expenses, second quarter 2019 operating net income was $48.8 million compared to operating net income from the second quarter of 2018 of $31.4 million, an increase of 55.2%. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

2019 Outlook

During the Company’s second quarter 2019 earnings call, the Company's Chief Financial Officer stated that he anticipates the following for the remainder of 2019:

•
With a continued focus on Company liquidity, along with pricing competition and additional expected runoff on the acquired portfolios, overall loan growth is anticipated to be in the flat to low single digit range for the rest of the year;

•	Deposits are expected to grow in the low single digit range for the rest of the year;

•
Assuming no Federal Reserve rate changes, net interest margin is anticipated to be in the high 3.9% range, assuming normalized loan accretion levels. However, the impact of loan payoff activity can provide for upside potential in any given quarter;

•
Non-interest income in the third quarter is expected to remain relatively consistent with second quarter results as demand over mortgage banking is anticipated to remain strong into early fall, combined with decreases from non-recurring items realized in the second quarter being offset by an anticipated gain on the pending deleverage residential sale. With no anticipated non-recurring gains and mortgage demand expected to wane in the fourth quarter of 2019, non-interest income is anticipated to decrease in the mid-single digit range in the fourth quarter when compared to third quarter estimates;

•
With no further transitionary costs and full BHB cost save expectations to be realized in the third quarter, quarterly non-interest expense is expected to decrease in the low to mid-single digit range compared to operating second quarter results;

•	No near term credit concerns, however, eventual deterioration of the loan portfolio is likely;

•	Effective tax rate of approximately 25%.

Non-GAAP Measures
When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes and other noncore items shown in the tables that follow. There are items that impact the Company's results that management believes are unrelated to its core banking business such as merger and acquisition expenses and other items. Management, therefore, computes certain non-GAAP measures including net operating earnings and operating EPS, noninterest income on an operating basis and efficiency ratio on an operating basis, which exclude items management considers to be noncore. Management believes excluding these items facilitates greater visibility into the Company’s core banking business and underlying trends that may, to some extent, be obscured by inclusion of such items.
Management also supplements its evaluation of financial performance with analyses of tangible book value per share (which is computed by dividing stockholders' equity less goodwill and identifiable intangible assets, or "tangible common equity", by common shares outstanding) and the tangible common equity ratio (which is computed by dividing tangible common equity by "tangible assets", defined as total assets less goodwill and other intangibles). The Company has included information on tangible book value per share and the tangible common equity ratio because management believes that investors may find it useful to have access to the same analytical tools used by management.  As a result of merger and acquisition activity, the Company has recognized goodwill and other intangible assets in conjunction with business combination accounting principles.  Excluding the impact of goodwill and other intangibles in measuring asset and capital values for the ratios provided, along with other bank standard capital ratios, provides a framework to compare the capital adequacy of the Company to other companies in the financial services industry.
These non-GAAP measures should not be viewed as a substitute for operating results and other financial measures determined in accordance with GAAP. An item which management deems to be noncore and excludes when computing these non-GAAP measures can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP performance measures, including operating earnings, operating EPS, operating return on average assets, operating return on average equity, tangible book value per share and the tangible common equity ratio, are not necessarily comparable to non-GAAP performance measures which may be presented by other companies.

The following tables summarize adjustments for noncore items for the time periods indicated below and reconcile non-GAAP measures:

	Three Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$30,628	$31,118	$0.89	$1.13
Non-GAAP adjustments
Noninterest expense components
Merger and acquisition expenses	24,696	434	0.72	0.01
Total impact of noncore items	24,696	434	0.72	0.01
Less -net tax benefit associated with noncore items (1)	(6,560)	(122)	(0.19)	—
Noncore items, net of tax	$18,136	$312	$0.53	$0.01
Operating net income (Non-GAAP)	$48,764	$31,430	$1.42	$1.14

	Six Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$65,853	$58,673	$2.11	$2.13
Non-GAAP adjustments
Noninterest expense components
Merger and acquisition expenses	25,728	434	0.82	0.01
Total impact of noncore items	25,728	434	0.82	0.01
Less -net tax benefit associated with noncore items (1)	(6,758)	(122)	(0.22)	—
Add - adjustment for tax effect of previously incurred merger and acquisition expenses	650	—	0.02	—
Noncore items, net of tax	$19,620	$312	$0.62	$0.01
Operating net income (Non-GAAP)	$85,473	$58,985	$2.73	$2.14

(1)
The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

	Three Months Ended
	June 30 2019	March 31 2019	December 31 2018	September 30 2018	June 30 2018
	(Dollars in thousands)
Net interest income (GAAP)	$106,019	$82,525	$80,292	$76,234	$73,168	(a)

Noninterest income (GAAP)	$28,648	$21,533	$23,491	$23,264	$21,887	(b)
Noninterest income on an operating basis (Non-GAAP)*	$28,648	$21,533	$23,491	$23,264	$21,887	(c)

Noninterest expense (GAAP)	$93,032	$56,311	$64,391	$55,439	$52,688	(d)
Less:
Merger and acquisition expense	24,696	1,032	8,046	2,688	434
Noninterest expense on an operating basis (Non-GAAP)	$68,336	$55,279	$56,345	$52,751	$52,254	(e)

Total revenue (GAAP)	$134,667	$104,058	$103,783	$99,498	$95,055	(a+b)
Total operating revenue (Non-GAAP)*	$134,667	$104,058	$103,783	$99,498	$95,055	(a+c)

Ratios
Noninterest income as a % of revenue (GAAP based)	21.27%	20.69%	22.63%	23.38%	23.03%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)*	21.27%	20.69%	22.63%	23.38%	23.03%	(c/(a+c))
Efficiency ratio (GAAP based)	69.08%	54.12%	62.04%	55.72%	55.43%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	50.74%	53.12%	54.29%	53.02%	54.97%	(e/(a+c))
* There were no adjustments for the periods presented.

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	June 30, 2019	March 31 2019	December 31 2018	September 30 2018	June 30, 2018
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$1,636,003	$1,104,538	$1,073,490	$998,305	$977,065	(a)
Less: Goodwill and other intangibles	537,896	270,444	271,355	239,185	239,724
Tangible common equity (Non-GAAP)	1,098,107	834,094	802,135	759,120	737,341	(b)
Tangible assets
Assets (GAAP)	11,603,199	8,997,457	8,851,592	8,375,498	8,381,002	(c)
Less: Goodwill and other intangibles	537,896	270,444	271,355	239,185	239,724
Tangible assets (Non-GAAP)	$11,065,303	$8,727,013	$8,580,237	$8,136,313	$8,141,278	(d)
Common shares	34,321,061	28,137,504	28,080,408	27,540,843	27,532,524	(e)

Common equity to assets ratio (GAAP)	14.10%	12.28%	12.13%	11.92%	11.66%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	9.92%	9.56%	9.35%	9.33%	9.06%	(b/d)
Book value per share (GAAP)	$47.67	$39.26	$38.23	$36.25	$35.49	(a/e)
Tangible book value per share (Non-GAAP)	$32.00	$29.64	$28.57	$27.56	$26.78	(b/e)

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
There have been no material changes in critical accounting policies during the first six months of 2019. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $138.0 million, or 12.8%, at June 30, 2019 as compared to December 31, 2018, reflecting the $196.9 million in securities included in the BHB acquisition and additional purchases of $51.6 million made during the six month period, partially offset by paydowns on existing securities and the sale of approximately $47.3 million of acquired BHB mortgage backed securities. The ratio of securities to total assets was 10.46% and 12.15% at June 30, 2019 and December 31, 2018, respectively.
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

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During the six months ended June 30, 2019 and 2018, the Company originated residential loans with the intention of selling them in the secondary market or to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no losses during the three and six month periods ended June 30, 2019 and June 30, 2018 related to these activities.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Dollars in thousands)
Held in portfolio	$58,323	$41,770	$89,523	$80,586
Sold or held for sale in the secondary market	179,705	45,851	218,563	83,942
Total closed loans	$238,028	$87,621	$308,086	$164,528

The table below reflects additional information related to the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Dollars in thousands)
Sold with servicing rights released	$125,186	$40,242	$164,894	$79,138
Sold with servicing rights retained	23,636	—	23,636	—
Total loans sold	$148,822	$40,242	$188,530	$79,138

When a loan is sold the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneous with the sale of the loan, or the Company may have opt to sell the loan and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $567.2 million, $240.2 million and $256.9 million at June 30, 2019, December 31, 2018, and June 30, 2018, respectively.

The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:

Table 3 - Mortgage Servicing Asset

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$1,374	$1,632	$1,445	$1,697
Additions	213	—	213	—
Acquired portfolio	3,198	—	3,198	—
Amortization	(197)	(76)	(268)	(159)
Change in valuation allowance	(1)	3	(1)	21
Balance at end of period	$4,587	$1,559	$4,587	$1,559
Forward sale loan commitments of mortgage loans, considered derivative instruments for accounting purposes, may be utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain 1-4 family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans, resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, the Company utilizes both "mandatory delivery" and "best efforts" forward loan sale commitments. See Note 9, “Derivative and Hedging Activities” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio The Company’s loan portfolio increased by $2.0 billion during the first six months of 2019. The overall increase and movement of the loan portfolio balances were the net result of a variety of factors, including the addition of BHB loans acquired, a transfer of loans to held for sale, expected runoff in certain BHB loan segments, and growth in legacy portfolios. Strong organic growth in the commercial construction portfolio of 13.1% and the commercial and industrial portfolio of 4.4% was offset by decreases in all other commercial loan categories, as anticipated payoffs, primarily within the acquired portfolios, outpaced new originations during the first six months of 2019.

The following table summarizes loan growth/decline during the periods indicated:

Table 4 - Components of Loan Growth/(Decline)
	June 30 2019	December 31 2018	Blue Hills Acquisition	Reclass to LHFS (1)	Organic Growth/(Decline)	Organic Growth/ (Decline) %
	(Dollars in thousands)
Commercial and industrial	$1,400,924	$1,093,629	$259,592	$—	$47,703	4.36%
Commercial real estate	4,058,066	3,251,248	838,018	—	(31,200)	(0.96)%
Commercial construction	491,598	365,165	78,609	—	47,824	13.10%
Small business	173,927	164,676	13,851	—	(4,600)	(2.79)%
Total commercial	6,124,515	4,874,718	1,190,070	—	59,727	1.23%
Residential real estate	1,655,182	923,294	807,154	85,986	10,720	1.16%
Home equity	1,144,499	1,092,084	64,299	—	(11,884)	(1.09)%
Total consumer real estate	2,799,681	2,015,378	871,453	85,986	(1,164)	(0.06)%
Total other consumer	26,591	16,098	12,191	—	(1,698)	(10.55)%
Total loans	$8,950,787	$6,906,194	$2,073,714	$85,986	$56,865	0.82%

(1)
At June 30, 2019 the Company transferred $86.0 million of residential loans as held for sale, primarily comprised of acquired BHB loans. The table above adjusts for the amounts transferred to arrive at the organic growth/(decline) prior to the transfer.

The Company's commercial loan portfolio is comprised primarily of commercial and industrial loans as well as commercial real estate loans. Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of June 30, 2019:

(Dollars in thousands)
Average loan size	$320
Largest individual commercial and industrial loan outstanding	$29,021
Commercial and industrial nonperforming loans/commercial and industrial loans	1.78%
The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of June 30, 2019:

(Dollars in thousands)
Average loan size	$1,019
Largest individual commercial real estate mortgage outstanding	$32,000
Commercial real estate nonperforming loans/commercial real estate loans	0.02%
Owner occupied commercial real estate loans/commercial real estate loans	14.7%

In addition to the commercial portfolios, the Company also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $2.8 billion at June 30, 2019.

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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 5 - Nonperforming Assets

	June 30, 2019	December 31, 2018	June 30, 2018
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$24,895	$26,310	$30,095
Commercial real estate	833	3,326	3,110
Small business	168	235	384
Residential real estate	9,986	8,251	7,612
Home equity	6,973	7,278	5,861
Other consumer	111	13	36
Total (1)	$42,966	$45,413	$47,098
Loans past due 90 days or more but still accruing
Residential real estate (2)	1,776	—	—
Home equity (2)	541	—	—
Other consumer	11	5	14
Total	$2,328	$5	$14
Total nonperforming loans	$45,294	$45,418	$47,112
Other real estate owned	2,889	—	245
Total nonperforming assets	$48,183	$45,418	$47,357
Nonperforming loans as a percent of gross loans	0.51%	0.66%	0.73%
Nonperforming assets as a percent of total assets	0.42%	0.51%	0.57%

(1)	Inclusive of TDRs on nonaccrual status of $27.8 million, $29.3 million, and $4.1 million at June 30, 2019, December 31, 2018, and June 30, 2018, respectively.

(2)	Represents purchased credit impaired loans that are accruing interest due to expectation of future cash collections.
The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 6 - Activity in Nonperforming Assets

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Dollars in thousands)
Nonperforming assets beginning balance	$43,331	$48,071	$45,418	$50,250
New to nonperforming	4,801	3,642	6,658	5,643
Acquired nonperforming loans	2,317	—	2,317	—
Loans charged-off	(472)	(568)	(1,031)	(1,162)
Loans paid-off	(3,289)	(2,209)	(6,460)	(4,901)
Loans restored to performing status	(1,266)	(1,490)	(1,498)	(2,180)
Acquired other real estate owned	2,818	—	2,818	—
Sale of other real estate owned	—	—	—	(254)
Other	(57)	(89)	(39)	(39)
Nonperforming assets ending balance	$48,183	$47,357	$48,183	$47,357

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 7 - Troubled Debt Restructurings

	June 30, 2019	December 31, 2018	June 30, 2018
	(Dollars in thousands)
Performing troubled debt restructurings	$22,423	$23,849	$25,528
Nonaccrual troubled debt restructurings (1)	27,841	29,348	4,095
Total	$50,264	$53,197	$29,623
Performing troubled debt restructurings as a % of total loans	0.25%	0.35%	0.39%
Nonaccrual troubled debt restructurings as a % of total loans	0.31%	0.42%	0.06%
Total troubled debt restructurings as a % of total loans	0.56%	0.77%	0.46%
(1) During the fourth quarter of 2018 nonaccrual loans associated with a large commercial loan customer that had previously declared bankruptcy were modified when a court confirmed the customer's bankruptcy reorganization plan. That revision to loan terms required the Company to deem loans associated with the customer as troubled debt restructured loans.

The following table summarizes changes in TDRs for the periods indicated:
Table 8 - Activity in Troubled Debt Restructurings

	Three Months Ended		Six Months Ended
	June 30 2019	June 30 2018	June 30 2019	June 30 2018
	(Dollars in thousands)
TDRs beginning balance	$51,961	$31,254	$53,197	$31,919
New to TDR status	107	378	332	613
Paydowns	(1,804)	(1,815)	(3,265)	(2,660)
Charge-offs	—	(194)	—	(249)
TDRs ending balance	$50,264	$29,623	$50,264	$29,623

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 9 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$727	$632	$1,292	$1,268
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$808	$544	$1,630	$928
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
Total impaired loans at June 30, 2019 and December 31, 2018 were $54.2 million and $59.1 million, respectively. For additional information regarding the Company’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 5, “Loans, Allowance for Loan Losses, and Credit Quality” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At June 30, 2019, there were 62 relationships, with an aggregate balance of $74.2 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.
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
As of June 30, 2019, the allowance for loan losses totaled $66.0 million, or 0.74% of total loans, as compared to $64.3 million, or 0.93% of total loans, at December 31, 2018.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 10 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(Dollars in thousands)
Average total loans	$9,046,591	$6,935,927	$6,688,141	$6,500,907	$6,432,287
Allowance for loan losses, beginning of period	$65,140	$64,293	$63,235	$62,557	$60,862
Charged-off loans
Commercial and industrial	—	—	—	218	4
Commercial real estate	—	—	—	82	—
Small business	49	145	135	111	102
Residential real estate	—	—	—	—	109
Home equity	71	113	32	87	95
Other consumer	352	301	421	349	259
Total charged-off loans	472	559	588	847	569
Recoveries on loans previously charged-off
Commercial and industrial	—	124	3	108	59
Commercial real estate	13	33	121	29	18
Small business	20	27	17	10	10
Residential real estate	—	1	—	9	1
Home equity	18	66	28	71	23
Other consumer	241	155	277	223	153
Total recoveries	292	406	446	450	264
Net loans charged-off (recovered)
Commercial and industrial	—	(124)	(3)	110	(55)
Commercial real estate	(13)	(33)	(121)	53	(18)
Small business	29	118	118	101	92
Residential real estate	—	(1)	—	(9)	108
Home equity	53	47	4	16	72
Other consumer	111	146	144	126	106
Total net loans charged-off	180	153	142	397	305
Provision for loan losses	1,000	1,000	1,200	1,075	2,000
Total allowance for loan losses, end of period	$65,960	$65,140	$64,293	$63,235	$62,557
Net loans charged-off as a percent of average total loans (annualized)	0.01%	0.01%	0.01%	0.02%	0.02%
Allowance for loan losses as a percent of total loans	0.74%	0.93%	0.93%	0.97%	0.97%
Allowance for loan losses as a percent of nonperforming loans	145.63%	150.33%	141.56%	139.30%	132.78%

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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 11 - Summary of Allocation of Allowance for Loan Losses

	June 30, 2019		December 31, 2018
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$16,857	15.7%	$15,760	15.8%
Commercial real estate	32,660	45.3%	32,370	47.1%
Commercial construction	5,593	5.5%	5,158	5.3%
Small business	1,768	1.9%	1,756	2.4%
Residential real estate	3,296	18.5%	3,219	13.4%
Home equity	5,547	12.8%	5,608	15.8%
Other consumer	239	0.3%	422	0.2%
Total allowance for loan losses	$65,960	100.0%	$64,293	100.0%
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
Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston stock of $26.1 million and $15.7 million at June 30, 2019 and December 31, 2018, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases and/or is subject to redemption of FHLB stock proportional to the volume of funding received and views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. During the second quarter of 2019, the Company acquired $17.6 million of additional FHLB stock in connection with the BHB acquisition, and was subject to both redemptions of stock from the FHLB, as well as additional required purchases.
Goodwill and Other Intangible Assets Goodwill and other intangible assets were $537.9 million and $271.4 million as of June 30, 2019 and December 31, 2018, respectively. The increase was due to the BHB acquisition, partially offset by amortization of definite-lived intangibles.
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
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $197.3 million and $160.5 million at June 30, 2019 and December 31, 2018, respectively, with $34.5 million of the increase attributable to policies obtained in the BHB acquisition. The Company recorded tax exempt income from life insurance policies of $1.3 million and $998,000 for the three months ended June 30, 2019 and 2018, respectively, and $2.3 million and $1.9 million for the six month periods ended June 30, 2019 and 2018, respectively.
Deposits As of June 30, 2019, total deposits were $9.3 billion, representing a $1.9 billion, or 25.3%, increase from December 31, 2018. The increase is primarily attributable to the BHB acquisition. The total cost of deposits was 0.49% and 0.27% for the three months ended June 30, 2019 and 2018, respectively, and 0.44% and 0.25%, for the six months ended June 30, 2019 and 2018, respectively. Core deposits represented 82.93% of total deposits as of June 30, 2019.
The Company also participates in the Promontory Interfinancial Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market and amounted to $199.0 million and $180.5 million at June 30, 2019 and December 31, 2018, respectively. During 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was promulgated and determined that reciprocal deposits, such as those acquired through the Promontory Interfinancial Network, were no longer to be treated as brokered deposits. Accordingly, these amounts are no longer included in the total brokered amounts reported by the Company.
    In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the Promontory Interfinancial Network, which amounted to $260.2 million and $6.0 million at June 30, 2019 and December 31, 2018, respectively.
Excluding the effects of the BHB acquisition, the Company's deposits have declined modestly on an organic basis as compared to the prior year end. The table below summarizes these organic declines by category for the period indicated:
Table 12 - Components of Deposit Growth/(Decline)

	June 30 2019	December 31 2018	Blue Hills Bancorp Acquisition	Organic Growth/(Decline)	Organic Growth/ (Decline)%
	(Dollars in thousands)
Demand deposits	$2,738,420	$2,450,907	$301,276	$(13,763)	(0.6)%
Savings and interest checking	3,196,639	2,865,349	351,554	(20,264)	(0.7)%
Money market	1,927,797	1,399,761	543,842	(15,806)	(1.1)%
Time certificates of deposits	1,445,059	711,103	733,764	192	—%
Total	$9,307,915	$7,427,120	$1,930,436	$(49,641)	(0.7)%

Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings increased by $241.0 million, or 93.2% at June 30, 2019 as compared to December 31, 2018, reflecting $124.8 million in borrowings assumed in the BHB acquisition as well as increases in the Federal Home Loan Bank overnight borrowings, partially offset by the paydown of the $50.0 million line of credit funding that was obtained to the first quarter to supplement the financing of the BHB acquisition, as well as a $10.3 redemption of trust preferred securities during the second quarter of 2019. Additionally, the Bank had $3.7 billion and $2.8 billion of assets pledged as collateral against borrowings at June 30, 2019 and December 31, 2018, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On June 20, 2019, the Company’s Board of Directors declared a cash dividend of $0.44 per share to stockholders of record as of the close of business on July 1, 2019. This dividend was paid on July 12, 2019.
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At June 30, 2019 and December 31, 2018, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements for each period indicated:

Table 13 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	June 30, 2019
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$1,309,720	14.42%	$726,383	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	1,096,915	12.08%	408,591	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	1,157,915	12.75%	544,787	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	1,157,915	10.45%	443,263	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$1,292,707	14.26%	$725,328	≥	8.0%	$906,660	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	1,225,086	13.51%	407,997	≥	4.5%	589,329	≥	6.50%
Tier 1 capital (to risk weighted assets)	1,225,086	13.51%	543,996	≥	6.0%	725,328	≥	8.00%
Tier 1 capital (to average assets)	1,225,086	11.10%	441,642	≥	4.0%	552,052	≥	5.00%
	December 31, 2018
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$992,454	14.45%	$549,297	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	818,176	11.92%	308,980	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	892,176	12.99%	411,973	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	892,176	10.69%	333,754	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$937,574	13.66%	$549,036	≥	8.0%	$686,295	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	872,024	12.71%	308,833	≥	4.5%	446,092	≥	6.50%
Tier 1 capital (to risk weighted assets)	872,024	12.71%	411,777	≥	6.0%	549,036	≥	8.00%
Tier 1 capital (to average assets)	872,024	10.46%	333,595	≥	4.0%	416,994	≥	5.00%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At June 30, 2019 the Company's capital levels exceeded the buffer.
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company totaled $27.8 million and $15.5 million for the three months ended June 30, 2019 and 2018, respectively and totaled $57.7 million and $28.9 million for the six months ended June 30, 2019 and 2018, respectively. The six months 2019 dividends included $16.5 million that was used for funding the April 1, 2019 BHB acquisition.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At June 30, 2019 and December 31, 2018 there was $61.0 million and $74.0 million, respectively, in trust preferred securities which have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management As of June 30, 2019, the Rockland Trust Investment Management Group had assets under administration of $4.2 billion, representing 5,968 trust, fiduciary, and agency accounts. At December 31, 2018, assets under administration were $3.6 billion, representing approximately 5,936 trust, fiduciary, and agency accounts. Included in these amounts as of June 30, 2019 and December 31, 2018 are assets under administration of $316.2 million and $268.0 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group was $6.4 million and $6.1 million for the three months ended June 30, 2019 and 2018, respectively, and $12.5 million and $11.7 million for the six months ended June 30, 2019 and 2018, respectively.
Retail investments and insurance revenue was $729,000 and $739,000 for the three months ended June 30, 2019 and 2018, respectively, and $1.4 million and $1.3 million for the six months ended June 30, 2019 and 2018, respectively.
Retail investments and insurance revenue includes commission revenue from LPL Financial (“LPL”) and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., which offers the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other broker general agents for the purpose of processing insurance solutions for clients.

RESULTS OF OPERATIONS
The following table provides a summary of results of operations for the six months ended June 30, 2019 and 2018:
Table 14 - Summary of Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net income	$30,628	$31,118	$65,853	$58,673
Diluted earnings per share	$0.89	$1.13	$2.11	$2.13
Return on average assets	1.06%	1.52%	1.30%	1.46%
Return on average equity	7.59%	12.85%	9.80%	12.30%
Net interest margin	4.09%	3.89%	4.12%	3.83%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the second quarter of 2019 was $106.3 million, representing an increase of $32.9 million, or 44.9%, when compared to the second quarter of 2018. The increase in net interest income from the year ago period is primarily due to increased interest earning assets, including those obtained in the BHB and MNB acquisitions, as well as higher yields on interest earning assets, partially offset by nominal increases in the costs of deposits, which has increased but at a well contained pace.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the six months ending June 30, 2019 and 2018, respectively. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 15 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended June 30
	2019			2018
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$104,157	$647	2.49%	$122,116	$541	1.78%
Securities
Securities - trading	1,894	—	—%	1,599	—	—%
Securities - taxable investments	1,240,509	8,521	2.76%	993,222	6,498	2.62%
Securities - nontaxable investments (1)	1,739	17	3.92%	2,204	20	3.64%
Total securities	$1,244,142	$8,538	2.75%	$997,025	$6,518	2.62%
Loans held for sale	15,710	40	1.02%	4,719	30	2.55%
Loans (2)
Commercial and industrial (1)	1,405,693	20,960	5.98%	943,110	11,116	4.73%
Commercial real estate (1)	4,091,335	50,860	4.99%	3,092,771	35,175	4.56%
Commercial construction	460,921	7,265	6.32%	416,830	5,256	5.06%
Small business	166,440	2,610	6.29%	138,758	2,008	5.80%
Total commercial	6,124,389	81,695	5.35%	4,591,469	53,555	4.68%
Residential real estate	1,746,723	17,475	4.01%	769,441	7,661	3.99%
Home equity	1,146,066	13,313	4.66%	1,061,082	10,830	4.09%
Total consumer real estate	2,892,789	30,788	4.27%	1,830,523	18,491	4.05%
Other consumer	29,413	683	9.31%	10,295	211	8.22%
Total loans	$9,046,591	$113,166	5.02%	$6,432,287	$72,257	4.51%
Total interest-earning assets	$10,410,600	$122,391	4.72%	$7,556,147	$79,346	4.21%
Cash and due from banks	125,507			100,952
Federal Home Loan Bank stock	22,161			13,399
Other assets	1,041,346			545,994
Total assets	$11,599,614			$8,216,492
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$3,205,512	$2,175	0.27%	$2,664,148	$1,293	0.19%
Money market	1,975,900	4,440	0.90%	1,360,216	1,667	0.49%
Time deposits	1,375,726	4,563	1.33%	653,373	1,627	1.00%
Total interest-bearing deposits	$6,557,138	$11,178	0.68%	$4,677,737	$4,587	0.39%
Borrowings
Federal Home Loan Bank borrowings	$372,260	$2,373	2.56%	$62,600	$295	1.89%
Customer repurchase agreements	—	—	—%	143,259	64	0.18%
Line of credit	8,636	83	3.85%	—	—	—%
Long-term borrowings	74,932	745	3.99%	—	—	—%
Junior subordinated debentures	71,508	701	3.93%	73,076	625	3.43%

Subordinated debentures	84,294	1,045	4.97%	34,699	428	4.95%
Total borrowings	$611,630	$4,947	3.24%	$313,634	$1,412	1.81%
Total interest-bearing liabilities	$7,168,768	$16,125	0.90%	$4,991,371	$5,999	0.48%
Demand deposits	2,641,470			2,174,571
Other liabilities	171,703			79,266
Total liabilities	$9,981,941			$7,245,208
Stockholders' equity	1,617,673			971,284
Total liabilities and stockholders' equity	$11,599,614			$8,216,492
Net interest income (1)		$106,266			$73,347
Interest rate spread (3)			3.82%			3.73%
Net interest margin (4)			4.09%			3.89%
Supplemental information
Total deposits, including demand deposits	$9,198,608	$11,178		$6,852,308	$4,587
Cost of total deposits			0.49%			0.27%
Total funding liabilities, including demand deposits	$9,810,238	$16,125		$7,165,942	$5,999
Cost of total funding liabilities			0.66%			0.34%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $247,000 and $179,000 for the three months ended June 30, 2019 and 2018, respectively. The FTE adjustment relates to tax exempt income relating to securities with average balances of $1.7 million and $2.2 million and tax exempt income relating to loans with average balances of $85.4 million and $55.1 million, for the three months ended June 30, 2019 and 2018, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 16 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Six Months Ended June 30
	2019			2018
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$86,673	$1,073	2.50%	$102,136	$852	1.68%
Securities
Securities - trading	1,756	—	—%	1,517	—	—%
Securities - taxable investments	1,163,058	15,986	2.77%	980,293	12,717	2.62%
Securities - nontaxable investments (1)	1,738	34	3.94%	2,233	40	3.61%
Total securities	$1,166,552	$16,020	2.77%	$984,043	$12,757	2.61%
Loans held for sale	9,611	71	1.49%	3,741	49	2.64%
Loans (2)
Commercial and industrial (1)	1,260,562	35,400	5.66%	911,399	20,731	4.59%
Commercial real estate (1)	3,668,191	90,090	4.95%	3,100,063	68,464	4.45%
Commercial construction	424,034	12,882	6.13%	407,328	9,927	4.91%
Small business	165,910	5,094	6.19%	135,460	3,870	5.76%
Total commercial	5,518,697	143,466	5.24%	4,554,250	102,992	4.56%
Residential real estate	1,339,099	27,022	4.07%	762,755	15,162	4.01%
Home equity	1,116,507	25,488	4.60%	1,056,080	21,035	4.02%
Total consumer real estate	2,455,606	52,510	4.31%	1,818,835	36,197	4.01%
Other consumer	22,787	996	8.81%	10,476	425	8.18%
Total loans	$7,997,090	$196,972	4.97%	$6,383,561	$139,614	4.41%
Total interest-earning assets	$9,259,926	$214,136	4.66%	$7,473,481	$153,272	4.14%
Cash and due from banks	115,407			99,288
Federal Home Loan Bank stock	16,958			13,209
Other assets	830,474			545,756
Total assets	$10,222,765			$8,131,734
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$3,049,430	$4,129	0.27%	$2,613,945	$2,386	0.18%
Money market	1,721,439	7,159	0.84%	1,349,301	3,031	0.45%
Time deposits	1,048,223	6,918	1.33%	649,970	3,105	0.96%
Total interest-bearing deposits	$5,819,092	$18,206	0.63%	$4,613,216	$8,522	0.37%
Borrowings
Federal Home Loan Bank borrowings	$243,296	3,083	2.56%	$67,792	$555	1.65%
Customer repurchase agreements	—	—	—%	149,479	130	0.18%
Line of credit	5,446	104	3.85%	—	—	—%
Long-term borrowings	39,329	777	3.98%	—	—	—%
Junior subordinated debentures	72,393	1,385	3.86%	73,075	1,215	3.35%
Subordinated debentures	64,595	1,588	4.96%	34,693	855	4.97%
Total borrowings	$425,059	$6,937	3.29%	$325,039	$2,755	1.71%
Total interest-bearing liabilities	$6,244,151	$25,143	0.81%	$4,938,255	$11,277	0.46%

Demand deposits	2,480,235			2,152,168
Other liabilities	142,856			79,196
Total liabilities	$8,867,242			$7,169,619
Stockholders' equity	1,355,523			962,115
Total liabilities and stockholders' equity	$10,222,765			$8,131,734
Net interest income (1)		$188,993			$141,995
Interest rate spread (3)			3.85%			3.68%
Net interest margin (4)			4.12%			3.83%
Supplemental information
Total deposit, including demand deposits	$8,299,327	$18,206		$6,765,384	$8,522
Cost of total deposits			0.44%			0.25%
Total funding liabilities, including demand deposits	$8,724,386	$25,143		$7,090,423	$11,277
Cost of total funding liabilities			0.58%			0.32%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $449,000 and $356,000 for the six months ended June 30, 2019 and 2018, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $1.7 million and $2.2 million and tax exempt income relating to loans with average balances of $75.3 million and $53.5 million for the six months ended June 30, 2019 and 2018, respectively.

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

Table 17 - Volume Rate Analysis

	Three Months Ended June 30			Six Months Ended June 30
	2019 Compared To 2018			2019 Compared To 2018
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$186	$(80)	$106	$350	$(129)	$221
Securities
Securities - taxable investments	405	1,618	2,023	898	2,371	3,269
Securities - nontaxable investments (1)	1	(4)	(3)	3	(9)	(6)
Total securities			2,020			3,263
Loans held for sale	(60)	70	10	(55)	77	22
Loans
Commercial and industrial (1)	4,392	5,452	9,844	6,727	7,942	14,669
Commercial real estate (1)	4,328	11,357	15,685	9,079	12,547	21,626
Commercial construction	1,453	556	2,009	2,548	407	2,955
Small business	201	401	602	354	870	1,224
Total commercial			28,140			40,474
Residential real estate	84	9,730	9,814	403	11,457	11,860
Home equity	1,616	867	2,483	3,249	1,204	4,453
Total consumer real estate			12,297			16,313
Other consumer	80	392	472	72	499	571
Total loans (1)(2)			40,909			57,358
Total income of interest-earning assets			$43,045			$60,864
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$619	$263	$882	$1,345	$398	$1,743
Money market	2,018	755	2,773	3,292	836	4,128
Time certificates of deposits	1,137	1,799	2,936	1,910	1,903	3,813
Total interest bearing deposits			6,591			9,684
Borrowings
Federal Home Loan Bank borrowings	619	1,459	2,078	1,091	1,437	2,528
Customer repurchase agreements and other short-term borrowings	—	(64)	(64)	—	(130)	(130)
Line of Credit	83	—	83	104	—	104
Long-term borrowings	745	—	745	777	—	777
Junior subordinated debentures	89	(13)	76	181	(11)	170
Subordinated debentures	5	612	617	(4)	737	733
Total borrowings			3,535			4,182
Total expense of interest-bearing liabilities			10,126			13,866
Change in net interest income			$32,919			$46,998

(1)	The table above reflects income determined on a FTE basis. See footnote (1) to tables 15 and 16 for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses was $1.0 million and $2.0 million for the three and six months ended June 30, 2019, as compared to $2.0 million and $2.5 million for the comparable year-ago periods. The Company’s allowance for loan losses, as a percentage of total loans, was 0.74% at June 30, 2019, 0.93% at December 31, 2018, and 0.97% at June 30, 2018. The decrease in this percentage is attributable to the treatment of loans acquired in connection with the BHB acquisition. These acquired loans are recorded at fair value, which include consideration for estimated credit losses, and without carryover of the respective portfolio's historical allowance for loan losses. The Company recorded net charge-offs of $180,000 and $333,000 for the three and six months ended June 30, 2019, as compared to net charge-offs of $305,000 and $586,000 for the three and six months ended June 30, 2018, respectively.
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

 The national and local economies have continued their general expansion through the first half of 2019.  The labor market in the New England region remains very tight leading to continued difficulty for some employers seeking to fill vacancies.  Wage growth, despite the tight labor conditions, has remained subdued, however more highly skilled workers have been experiencing increasingly noticeable rises in compensation.  Retail sales versus the prior year are up modestly and many retailers are suggesting they may not see much impact from the ongoing tariff disputes and trade negotiations.  The spring and summer tourism market for the Boston metropolitan area is expected to be strong due in part to favorable weather and lower fuel costs.  Robust activity in the residential real estate sector continued into the second quarter as year-over-year sales volumes climbed in Massachusetts and Rhode Island.  Commercial construction activity in the Boston market continues to be strong even as construction costs related to tariffs and labor rise on average.  Management believes that the overall economic outlook for the near term remains generally positive for the New England region.

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 18 - Noninterest Income

	Three Months Ended
	June 30		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Deposit account fees	$5,080	$4,551	$529	11.62%
Interchange and ATM fees	5,794	4,769	1,025	21.49%
Investment management	7,153	6,822	331	4.85%
Mortgage banking income	3,410	1,038	2,372	228.52%
Increase in cash surrender value of life insurance policies	1,296	998	298	29.86%
Loan level derivative income	932	708	224	31.64%
Other noninterest income	4,983	3,001	1,982	66.04%
Total	$28,648	$21,887	$6,761	30.89%

	Six Months Ended
	June 30		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Deposit account fees	$9,486	$8,982	$504	5.61%
Interchange and ATM fees	10,310	8,942	1,368	15.30%
Investment management	13,901	12,964	937	7.23%
Mortgage banking income	4,216	1,908	2,308	120.96%
Increase in cash surrender value of life insurance policies	2,268	1,945	323	16.61%
Loan level derivative income	1,573	1,155	418	36.19%
Other noninterest income	8,427	5,854	2,573	43.95%
Total	$50,181	$41,750	$8,431	20.19%

The primary reasons for the variances in the noninterest income categories shown in the preceding table include:

•	Deposit account fees increased due to overall increased household accounts, including the impact of recent acquisitions as well as seasonal increases in overdraft fees.

•	Interchange and ATM fees have increased, driven mainly by increased account activity and a larger customer base from the BHB and MNB acquisitions.

•
Investment management income growth was driven primarily by growth in overall assets under administration, which were $4.2 billion as of June 30, 2019, an increase of $650.9 million, or 18.2%, compared to June 30, 2018, along with seasonal tax preparation fees during the second quarter.

•
Mortgage banking income grew due to the combination of a significantly increased production channel following the BHB acquisition, a strong rate-driven increase in refinance demand, and typical seasonal increases in volume.

•	The increase in cash surrender value of life insurance policies increased due to policies obtained from the BHB acquisition.

•	Loan level derivative income increased as a result of higher customer demand.

•
Other noninterest income increased mainly due to a gain associated with the sale of small a business credit card portfolio, gains on equity securities, equity method investment income, and FHLB dividend income.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 19 - Noninterest Expense

	Three Months Ended
	June 30		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$38,852	$30,288	$8,564	28.28%
Occupancy and equipment expenses	8,424	6,497	1,927	29.66%
Data processing & facilities management	2,042	1,264	778	61.55%
FDIC assessment	778	691	87	12.59%
Advertising expense	1,282	1,166	116	9.95%
Consulting expense	1,384	1,089	295	27.09%
Core deposit amortization	1,572	512	1,060	207.03%
Loss on sale of securities	1,462	—	1,462	100.00%
Merger and acquisition expenses	24,696	434	24,262	5,590.32%
Software maintenance	1,363	997	366	36.71%
Other noninterest expenses	11,177	9,750	1,427	14.64%
Total	$93,032	$52,688	$40,344	76.57%

	Six Months Ended
	June 30		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$71,969	$61,388	$10,581	17.24%
Occupancy and equipment expenses	15,554	13,905	1,649	11.86%
Data processing & facilities management	3,368	2,550	818	32.08%
FDIC assessment	1,394	1,489	(95)	(6.38)%
Advertising expense	2,495	2,289	206	9.00%
Consulting expense	2,148	1,845	303	16.42%
Core deposit amortization	2,429	1,162	1,267	109.04%
Loss on sale of securities	1,462	—	1,462	100.00%
Merger and acquisition expenses	25,728	434	25,294	5,828.11%
Software maintenance	2,528	1,969	559	28.39%
Other noninterest expenses	20,268	19,108	1,160	6.07%
Total	$149,343	$106,139	$43,204	40.71%

The primary reasons for the variances in the noninterest expense categories shown in the preceding table include:

•
The increase in salaries and employee benefits reflects overall increases in the employee base, including the BHB and MNB acquisitions, along with increases in expenses associated with incentives, payroll taxes, medical insurance, commissions and retirement benefit costs.

•	Occupancy and equipment expenses increased mainly due to the acquired BHB branch network.

•	Data processing increases reflect overall increased levels of transactional activity in conjunction with the Company's growth.

•	The core deposit amortization increase is due to the BHB acquisition and the recognition of $19.9 million of core deposit intangible.

•
Merger and acquisition costs were $25.7 million for the six months ended June 30, 2019, which is primarily attributable to the BHB acquisition and a small remainder associated with the MNB acquisition. The majority of these costs include severance, contract termination and integrations costs. The majority of the merger and acquisition costs for the comparable 2018 period were contract terminations, severance and legal fees primarily associated with the MNB acquisition.

•	Software maintenance increased during 2019 due to the Company's continued investment in its technology infrastructure.

•
The increase in other noninterest expenses is due to increases in marketing costs, debit card expense, card issuance costs, internet banking expenses, amortization of intangibles, exam and audit fees, and the provision for unfunded commitments.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 20 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
	(Dollars in thousands)
Combined federal and state income tax provision	$10,007	$9,249	$21,529	$16,077
Effective income tax rate	24.63%	22.91%	24.64%	21.51%
Blended statutory tax rate	28.23%	28.20%	28.23%	28.20%

The Company's blended statutory and effective tax rates in 2019 are comparable to the year ago periods. The effective tax rate for the current quarter reflects lower tax credits associated with the New Market Tax Credit program as compared to the year ago period as well as higher pre-tax income amounts.  The effective tax rates in the table above are lower than the blended statutory tax rates due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in low income housing project investments.

The Company's subsidiaries have received several awards of tax credit allocation authority under the federal New Markets Tax Credit program which enable the Company to recognize federal tax credits over a seven year period totaling 39.0% of the total award. The Company recognizes federal tax credits as capital investments that are made into its subsidiaries to fund below market interest rate loans to qualifying businesses in low income communities. The Company's 2013 award is the only remaining award with a tax credit. The Company will recognize this remaining tax credit of $2.6 million during 2019.

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2036, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $59.8 million, of which $51.9 million has been funded as of June 30, 2019. It is expected that the limited partnership investments will generate a net tax benefit of approximately $1.6 million for the full calendar year of 2019 and a total of $14.1 million over the remaining life of the investments from the combination of the tax credits and operating losses.
Risk Management

The Board of Directors and Management have identified significant risks which affect the Company, including credit risk, market risk, liquidity risk, price risk, operations risk, cybersecurity risk, consumer compliance risk, reputation risk, and strategic risk. The Board of Directors has approved an Enterprise Risk Management Policy and Management has adopted a Risk Appetite Statement that addresses each risk category.  Management reviews key risks and their mitigation on an ongoing basis and provides regular enterprise risk management reports to the Board of Directors. The Board of Directors, with the assistance of the Board’s Risk Committee, oversees Management’s enterprise risk assessment and management.
Credit Risk   Credit risk is the possibility that customers or other counterparties may not repay loans or other contractual obligations according to their terms. While the collateral securing loans may be sufficient in some cases to recover the amount due, in other cases the Company may experience significant credit losses which could have an adverse effect on its operating results. The Company makes assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 5, “Loans, Allowance for Loan Losses, and Credit Quality” within Condensed Notes to Consolidated Financial Statements included in Item 1.
Operations Risk    Operations risk is the risk of loss from the Company’s operations due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, natural disasters, and security risks. Potential operational risk exposure exists throughout the Company. The continued effectiveness of colleagues, technical systems, operational infrastructure, and relationships with key third party service providers are integral to mitigating operations risk, and any shortcomings subject the Company to risks that vary in size, scale and scope. Operations risks include, but are not limited to, operational or technical failures, unlawful tampering with technical systems, cyber security, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of the key individuals to perform properly. Management maintains an Operations Risk Committee to assess and mitigate operations risk which contributes to periodic enterprise risk management reporting to the Board.
Compliance Risk    Compliance risk is the risk of regulatory sanctions or financial loss resulting from the failure to comply with rules and regulations issued by the various banking agencies, the U.S. Securities and Exchange Commission, the NASDAQ Stock Market, and good banking practices. Activities which may expose the Company to compliance risk include money laundering, privacy and data protection, adherence to laws and regulations, community reinvestment initiatives, and employment and tax matters. Compliance risk is mitigated through the use of written policies and procedures, staff training, and continuous monitoring of activities for adherence to policies and procedures. Management maintains a Compliance Committee to assess and mitigate compliance risk that contributes to periodic enterprise risk management reporting to the Board.
Strategic and Reputation Risk  Strategic and reputation risk is the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, and failure to assess current and new opportunities and threats in business, markets, and products. Management seeks to mitigate strategic and reputational risk through annual strategic planning, frequent executive review of strategic plan progress, ongoing competitive and technological observation, assessment processes of new product, new branch, and new business initiatives, adherence to ethical standards, a philosophy of customer advocacy, a structured process of customer complaint resolution, and ongoing reputational monitoring, crisis management planning, and management tools.

Market Risk Market risk is the sensitivity of income to changes in interest rates, equity prices, foreign exchange rates, commodity prices, and other market-driven rates or prices. The Company’s most significant market risk exposure is interest rate risk.
Interest Rate Risk     Interest rate risk is the sensitivity of income due to changes in interest rates. Interest rate changes, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, the Company’s primary source of revenue. Interest rate risk arises directly from the Company’s core banking activities. In addition to directly impacting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and securities, and the fair value of securities and derivatives, and have other effects.
Management maintains an Asset Liability Committee to manage interest rate risk, which strives to control interest rate risk within limits approved by the Board of Directors that reflect the Company’s tolerance for interest rate risk over short-term and long-term horizons. The Company attempts to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging exposure. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. It is the Company's objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary, within limits Management determines to be prudent, through the use of off-balance sheet hedging instruments such as interest rate swaps, floors, and caps.
The Company quantifies its interest rate exposures using net interest income simulation models, as well as simpler gap analysis, and an Economic Value of Equity analysis. Key assumptions in these simulation analyses relate to behavior of interest rates and behavior of the Company’s deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities) and the life and sensitivity of non-maturity deposits (e.g., demand deposit, negotiable order of withdrawal, savings, and money market accounts). In the case of prepayment of mortgage assets, assumptions are derived from published dealer median prepayment estimates for comparable mortgage loans. The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, interest rate sensitivity of loans cannot be determined exactly and actual behavior may differ from assumptions.
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

The results of all scenarios and the impact to net interest income are outlined in the table below:
Table 21 - Interest Rate Sensitivity

	June 30
	2019		2018
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-200	(8.3)%	(13.6)%	n/a	n/a
-100	(3.3)%	(5.9)%	(7.7)%	(9.1)%
+100	2.8%	4.5%	4.9%	9.4%
+200	5.2%	8.4%	9.3%	15.9%
+300	7.5%	12.2%	13.8%	22.6%
+400	9.7%	16.0%	18.3%	29.1%

Gradual rate shifts (basis points)
-200 over 12 months	(3.5)%	(11.9)%	n/a	n/a
-100 over 12 months	(1.5)%	(5.0)%	(3.2)%	(7.7)%
+200 over 12 months	2.4%	7.1%	4.5%	14.3%
+400 over 24 months	2.4%	9.0%	4.5%	18.6%

Alternative scenarios
Yield Curve Twist	0.8%	5.0%	n/a	n/a
Flat up 200 basis points scenario	n/a	n/a	4.5%	13.6%

The results depicted in the table above are dependent on material assumptions. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits prompts the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income would be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.

The most significant factors affecting market risk exposure of the Company’s net interest income during the six months ended June 30, 2019 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate and LIBOR rates, and the interest rates being offered on long-term fixed rate loans.

The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by using interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from the other party. Interest rate caps and floors are agreements where one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. Additionally, the Company may manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts. In an effort to mitigate that risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. See Note 9, “Derivative and Hedging Activities” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for additional information regarding the Company’s Derivative Financial Instruments.

The Company’s earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines. See Note 4, “Securities” within Condensed Notes to Consolidated Financial Statements included in Item 1.

Liquidity Risk    Liquidity risk is the risk that the Company will not have the ability to generate adequate amounts of cash in the most economical way to meet its ongoing obligations to pay deposit withdrawals, repay borrowings, and fund loans. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and securities. The Bank utilizes its extensive branch network to access retail customers who provide a base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors.
Management maintains an Asset Liability Committee to manage liquidity risk. The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which analyzes the relationship between liquid assets plus available funding at the FHLB, less short-term liabilities relative to total assets, was within policy limits at June 30, 2019. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
The Bank seeks to increase deposits without adversely impacting the weighted average cost of those funds. As part of a prudent liquidity risk management practice, the Company maintains various liquidity sources, some of which are only accessed on a contingency basis. Accordingly, Management has implemented funding strategies that include FHLB advances, Federal Reserve Bank borrowing capacity, and repurchase agreement lines. These funding sources are a contingent source of liquidity and, when profitable lending and investment opportunities exist, access to them provides a means to grow the balance sheet.
Borrowing capacity at the FHLB and the Federal Reserve is impacted by the amount and type of assets available to be pledged. For example, a prime, one-to-four family, residential loan, may provide 75 cents of borrowing capacity for every $1.00 pledged, whereas, a commercial loan may provide a lower amount. As a result, the Company’s lending decisions can also affect its liquidity position.
The Company can raise additional funds through the issuance of equity or unsecured debt privately or publicly and has done so in the past. Additionally, the Company is able to enter into additional repurchase agreements or acquire brokered deposits at its discretion. The availability and cost of equity or debt on an unsecured basis is dependent on many factors. Some factors that will impact this source of liquidity are the Company’s financial position, the market environment, and the Company’s credit rating. The Company monitors the factors that could impact its ability to raise liquidity through these channels.

The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 22 - Sources of Liquidity

	June 30, 2019		December 31, 2018
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$277,671	$1,242,574	$147,806	$953,539
Federal Reserve Bank of Boston (2)	—	778,064	—	705,242
Unpledged Securities	—	833,752	—	691,383
Line of Credit	—	50,000	—	—
Long-term borrowing (3)	74,879	—	—	—
Junior subordinated debentures (3)	62,847	—	76,173	—
Subordinated debt (3)	84,305	—	34,728	—
Reciprocal deposits (3)	198,982	—	180,514	—
Brokered deposits (3)	260,245	—	6,000	—
	$958,929	$2,904,390	$445,221	$2,350,164

(1)
Loans with a carrying value of $2.4 billion and $1.6 billion at June 30, 2019 and December 31, 2018, respectively, have been pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.

(2)
Loans with a carrying value of $1.3 billion and $1.2 billion at June 30, 2019 and December 31, 2018, respectively, have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

(3)	The additional borrowing capacity has not been assessed for these categories.
In addition to policies used for managing operational liquidity, the Board of Directors and Management recognize the need to establish reasonable guidelines for managing through an environment of heightened liquidity risk. Catalysts for elevated liquidity risk can be Bank-specific issues and/or systemic industry-wide events. It is therefore the responsibility of Management to institute systems and controls to provide advanced detection of potentially significant funding shortages, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate/circumvent a potential liquidity crisis. Management has established a Liquidity Contingency Plan to provide a framework for the Bank to help detect liquidity problems promptly and appropriately address potential liquidity problems in a timely manner. In a period of perceived heightened liquidity risk, the Liquidity Contingency Plan provides for the establishment of a Liquidity Crisis Task Force. The Liquidity Crisis Task Force is responsible for monitoring the potential for a liquidity crisis and for establishing and executing an appropriate response.
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet financial instruments during the three months ended June 30, 2019.
See Note 9, "Derivative and Hedging Activities" and Note 15, "Commitments and Contingencies" within Condensed Notes to Consolidated Financial Statements included in Item 1 for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended June 30, 2019. See Note 6 "Borrowings" within Condensed Notes to Consolidated Financial Statements included in Item 1.
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
Changes in Internal Controls over Financial Reporting. There were no changes in the Company's internal controls over financial reporting that occurred during the second quarter of 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At June 30, 2019, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2019:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
April 1 to April 30, 2019	—	$—	—	—
May 1 to May 31, 2019	82	$77.72	—	—
June 1 to June 30, 2019	51	$71.68	—	—
Total	133		—	—

(1)	Shares repurchased relate to the surrendering of shares in connection with the exercise and/or vesting of equity compensation grants to satisfy related tax withholding obligations.

(2)	The Company does not currently have a stock repurchase program or plan in place.

Item  3. Defaults Upon Senior Securities - None

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information - None

Item 6. Exhibits

Exhibit Index

No.	Exhibit

10.1	Employment agreement between Mark J. Ruggiero and the Company and/or Rockland Trust, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on April 1,2019. #
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	Filed herewith

+	Furnished herewith

#	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

August 6, 2019	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

August 6, 2019	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)