Form 10-Q
period 2019-09-30
INDEPENDENT BANK CORP
filed 2019-11-05
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
(781) 878-6100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	INDB	NASDAQ Global Select Market

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
As of November 4, 2019, there were 34,373,762 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	September 30 2019	December 31 2018
Assets
Cash and due from banks	$153,000	$127,503
Interest-earning deposits with banks	66,272	122,952
Securities
Trading	1,963	1,504
Equity	21,021	19,477
Available for sale	391,975	442,752
Held to maturity (fair value $792,163 and $603,640)	777,270	611,490
Total securities	1,192,229	1,075,223
Loans held for sale (at fair value)	55,937	6,431
Loans
Commercial and industrial	1,411,516	1,093,629
Commercial real estate	4,000,487	3,251,248
Commercial construction	520,585	365,165
Small business	172,038	164,676
Residential real estate	1,644,758	923,294
Home equity - first position	644,675	654,083
Home equity - subordinate positions	492,434	438,001
Other consumer	27,008	16,098
Total loans	8,913,501	6,906,194
Less: allowance for loan losses	(66,942)	(64,293)
Net loans	8,846,559	6,841,901
Federal Home Loan Bank stock	14,976	15,683
Bank premises and equipment, net	125,026	97,581
Goodwill	504,562	256,105
Other intangible assets	31,307	15,250
Cash surrender value of life insurance policies	195,883	160,456
Other assets	352,888	132,507
Total assets	$11,538,639	$8,851,592
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$2,752,150	$2,450,907
Savings and interest checking accounts	3,199,182	2,865,349
Money market	1,904,643	1,399,761
Time certificates of deposit of $100,000 and over	705,578	351,629
Other time certificates of deposits	764,538	359,474
Total deposits	9,326,091	7,427,120
Borrowings
Federal Home Loan Bank borrowings	70,708	147,806

Long-term borrowings (less unamortized debt issuance costs of $106)	74,894	—
Junior subordinated debentures (less unamortized debt issuance costs of $40 and $118)	62,848	76,173
Subordinated debentures (less unamortized debt issuance costs of $659 and $272)	84,341	34,728
Total borrowings	292,791	258,707
Other liabilities	237,433	92,275
Total liabilities	9,856,315	7,778,102
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value, authorized: 75,000,000 shares, issued and outstanding: 34,366,781 shares at September 30, 2019 and 28,080,408 shares at December 31, 2018 (includes 148,596 and 153,459 shares of unvested participating restricted stock awards, respectively)	342	279
Value of shares held in rabbi trust at cost: 144,967 shares at September 30, 2019 and 153,226 shares at December 31, 2018	(4,713)	(4,718)
Deferred compensation and other retirement benefit obligations	4,713	4,718
Additional paid in capital	1,033,949	527,648
Retained earnings	621,831	546,736
Accumulated other comprehensive income (loss), net of tax	26,202	(1,173)
Total stockholders’ equity	1,682,324	1,073,490
Total liabilities and stockholders' equity	$11,538,639	$8,851,592
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Interest income
Interest and fees on loans	$110,205	$75,220	$306,736	$214,486
Taxable interest and dividends on securities	8,269	6,664	24,255	19,381
Nontaxable interest and dividends on securities	14	14	40	46
Interest on loans held for sale	456	61	527	110
Interest on federal funds sold and short-term investments	680	916	1,753	1,768
Total interest and dividend income	119,624	82,875	333,311	235,791
Interest expense
Interest on deposits	11,846	5,251	30,052	13,773
Interest on borrowings	3,180	1,390	10,117	4,145
Total interest expense	15,026	6,641	40,169	17,918
Net interest income	104,598	76,234	293,142	217,873
Provision for loan losses	—	1,075	2,000	3,575
Net interest income after provision for loan losses	104,598	75,159	291,142	214,298
Noninterest income
Deposit account fees	5,299	4,658	14,785	13,640
Interchange and ATM fees	6,137	4,947	16,447	13,889
Investment management	7,188	6,564	21,089	19,528
Mortgage banking income	3,968	1,222	8,184	3,130
Gain on life insurance benefits	434	1,463	434	1,463
Increase in cash surrender value of life insurance policies	1,304	984	3,572	2,929
Loan level derivative income	2,739	392	4,312	1,547
Other noninterest income	4,747	3,034	13,174	8,888
Total noninterest income	31,816	23,264	81,997	65,014
Noninterest expenses
Salaries and employee benefits	39,432	31,095	111,401	92,483
Occupancy and equipment expenses	8,555	6,310	24,109	20,215
Data processing and facilities management	1,515	1,287	4,883	3,837
FDIC assessment	—	725	1,394	2,214
Advertising expense	1,417	1,395	3,912	3,684
Consulting expense	1,338	1,128	3,486	2,973
Core deposit amortization	1,567	507	3,996	1,670
Loss on sale of securities	—	—	1,462	—
Merger and acquisition expense	705	2,688	26,433	3,122
Software maintenance	1,385	1,079	3,913	3,048
Other noninterest expenses	11,619	9,225	31,887	28,332
Total noninterest expenses	67,533	55,439	216,876	161,578
Income before income taxes	68,881	42,984	156,263	117,734
Provision for income taxes	17,036	9,969	38,565	26,046
Net income	$51,845	$33,015	$117,698	$91,688
Basic earnings per share	$1.51	$1.20	$3.65	$3.33
Diluted earnings per share	$1.51	$1.20	$3.64	$3.32
Weighted average common shares (basic)	34,361,176	27,537,841	32,283,196	27,517,210
Common share equivalents	39,390	63,499	45,416	62,596
Weighted average common shares (diluted)	34,400,566	27,601,340	32,328,612	27,579,806
Cash dividends declared per common share	$0.44	$0.38	$1.32	$1.14
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Net income	$51,845	$33,015	$117,698	$91,688
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	2,175	(2,262)	12,349	(9,654)
Net change in fair value of cash flow hedges	3,030	(405)	14,905	(302)
Net change in other comprehensive income for defined benefit postretirement plans	41	117	121	351
Total other comprehensive income (loss)	5,246	(2,550)	27,375	(9,605)
Total comprehensive income	$57,091	$30,465	$145,073	$82,083
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2019 and 2018
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation and Other Retirement Benefit Obligations	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance June 30, 2019	34,321,061	$342	$(4,648)	$4,648	$1,029,594	$585,111	$20,956	$1,636,003
Net income	—	—	—	—	—	51,845	—	51,845
Other comprehensive income	—	—	—	—	—	—	5,246	5,246
Common dividend declared ($0.44 per share)	—	—	—	—	—	(15,125)	—	(15,125)
Stock based compensation	—	—	—	—	981	—	—	981
Restricted stock awards issued, net of awards surrendered	(43)	(1)	—	—	(3)	—	—	(4)
Shares issued under direct stock purchase plan	45,763	1	—	—	3,377	—	—	3,378
Deferred compensation and other retirement benefit obligations	—	—	(65)	65	—	—	—	—
Balance September 30, 2019	34,366,781	$342	$(4,713)	$4,713	$1,033,949	$621,831	$26,202	$1,682,324

Balance June 30, 2018	27,532,524	$274	$(4,653)	$4,653	$481,979	$504,926	$(10,114)	$977,065
Net income	—	—	—	—	—	33,015	—	33,015
Other comprehensive loss	—	—	—	—	—	—	(2,550)	(2,550)
Common dividend declared ($0.38 per share)	—	—	—	—	—	(10,468)	—	(10,468)
Stock based compensation	—	—	—	—	769	—	—	769
Restricted stock awards issued, net of awards surrendered	(43)	—	—	—	(6)	—	—	(6)
Shares issued under direct stock purchase plan	5,923	—	—	—	480	—	—	480
Deferred compensation and other retirement benefit obligations	—	—	(131)	131	—	—	—	—
Balance September 30, 2018	27,540,843	$274	$(4,784)	$4,784	$483,222	$527,473	$(12,664)	$998,305

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2019 and 2018
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation and Other Retirement Benefit Obligations	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2018	28,080,408	$279	$(4,718)	$4,718	$527,648	$546,736	$(1,173)	$1,073,490
Net income	—	—	—	—	—	117,698	—	117,698
Other comprehensive income	—	—	—	—	—	—	27,375	27,375
Common dividend declared ($1.32 per share)	—	—	—	—	—	(42,603)	—	(42,603)
Common stock issued for acquisition	6,166,010	61	—	—	499,632	—	—	499,693
Proceeds from exercise of stock options, net of cash paid	11,000	—	—	—	281	—	—	281
Stock based compensation	—	—	—	—	3,413	—	—	3,413
Restricted stock awards issued, net of awards surrendered	50,431	1	—	—	(1,436)	—	—	(1,435)
Shares issued under direct stock purchase plan	58,932	1	—	—	4,411	—	—	4,412
Deferred compensation and other retirement benefit obligations	—	—	5	(5)	—	—	—	—
Balance September 30, 2019	34,366,781	$342	$(4,713)	$4,713	$1,033,949	$621,831	$26,202	$1,682,324

Balance December 31, 2017	27,450,190	$273	$(4,590)	$4,590	$479,430	$465,937	$(1,831)	$943,809
Opening balance reclassification (1)	—	—	—	—	—	397	(397)	—
Cumulative effect accounting adjustment (2)	—	—	—	—	—	831	(831)	—
Net income	—	—	—	—	—	91,688	—	91,688
Other comprehensive loss	—	—	—	—	—	—	(9,605)	(9,605)
Common dividend declared ($1.14 per share)	—	—	—	—	—	(31,380)	—	(31,380)
Proceeds from exercise of stock options, net of cash paid	23,195	—	—	—	184	—	—	184
Stock based compensation	—	—	—	—	3,161	—	—	3,161
Restricted stock awards issued, net of awards surrendered	43,174	1	—	—	(1,345)	—	—	(1,344)
Shares issued under direct stock purchase plan	24,284	—	—	—	1,792	—	—	1,792
Deferred compensation and other retirement benefit obligations	—	—	(194)	194	—	—	—	—
Balance September 30, 2018	27,540,843	$274	$(4,784)	$4,784	$483,222	$527,473	$(12,664)	$998,305

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

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Nine Months Ended
	September 30
	2019	2018
Cash flow from operating activities
Net income	$117,698	$91,688
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,919	11,696
Change in unamortized net loan costs and premiums	(7,262)	392
Provision for loan losses	2,000	3,575
Deferred income tax expense	171	176
Net (gain) loss on equity securities	(1,562)	107
Net loss on sale of securities	1,462	—
Net loss on bank premises and equipment	180	8
Net loss on other real estate owned and foreclosed assets	389	1
Realized gain on sale leaseback transaction	(433)	(585)
Stock based compensation	3,413	3,161
Increase in cash surrender value of life insurance policies	(3,572)	(2,929)
Gain on life insurance benefits	(434)	(1,463)
Operating lease payments	(7,798)	—
Change in fair value on loans held for sale	(1,192)	(147)
Net change in:
Trading assets	(459)	(257)
Loans held for sale	37,672	(5,516)
Other assets	(57,624)	(12,179)
Other liabilities	40,668	16,066
Total adjustments	19,538	12,106
Net cash provided by operating activities	137,236	103,794
Cash flows used in investing activities
Proceeds from sales of equity securities	1,461	30
Purchases of equity securities	(356)	(305)
Proceeds from sales of securities available for sale	45,863	—
Proceeds from maturities and principal repayments of securities available for sale	35,770	41,964
Purchases of securities available for sale	(16,230)	(63,844)
Proceeds from maturities and principal repayments of securities held to maturity	87,313	62,650
Purchases of securities held to maturity	(56,937)	(118,256)
Net redemption (purchases) of Federal Home Loan Bank stock	18,344	(1,510)
Investments in low income housing projects	(3,549)	(2,598)
Purchases of life insurance policies	(115)	(116)
Proceeds from life insurance policies	3,162	2,850
Net increase in loans	(11,668)	(173,224)
Net cash paid in business combinations	(105,264)	—
Purchases of bank premises and equipment	(11,753)	(8,123)
Proceeds from the sale of bank premises and equipment	17	96

Proceeds from the sale of other real estate owned and foreclosed assets	—	308
Net cash used in investing activities	(13,942)	(260,078)
Cash flows provided by (used in) financing activities
Net increase in time deposits	28,113	19,226
Net increase (decrease) in other deposits	(56,714)	227,836
Net repayments of short-term Federal Home Loan Bank borrowings	(177,046)	—
Repayments of long-term Federal Home Loan Bank borrowings	(25,000)	(2,475)
Net decrease in customer repurchase agreements	—	(21,503)
Proceeds from line of credit, net of issuance costs	49,980	—
Repayment of line of credit, net of issuance costs	(49,980)	—
Proceeds from long-term debt, net of issuance costs	74,867	—
Repayments of junior subordinated debentures, net of issuance costs	(13,329)	—
Proceeds from subordinated debentures, net of issuance costs	49,526	—
Net proceeds from exercise of stock options	281	184
Restricted stock awards issued, net of awards surrendered	(1,435)	(1,344)
Proceeds from shares issued under direct stock purchase plan	4,412	1,792
Common dividends paid	(38,152)	(29,701)
Net cash provided by (used in) financing activities	(154,477)	194,015
Net increase (decrease) in cash and cash equivalents	(31,183)	37,731
Cash and cash equivalents at beginning of year	250,455	213,116
Cash and cash equivalents at end of period	$219,272	$250,847
Supplemental schedule of noncash activities
Net increase in capital commitments relating to low income housing project investments	$15,740	$65
Initial recognition of operating leases upon adoption of Accounting Standards Update 2016-02 (1)	$32,777	$—
Initial recognition of operating lease at commencement	$7,593	$—
In conjunction with the Company's acquisitions, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$499,693	$—
Fair value of assets acquired, net of cash acquired	$2,711,067	$—
Fair value of liabilities assumed	$2,106,110	$—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the quarter ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments - Credit Losses" Update No. 2016-13. Update No. 2016-13 was issued in June 2016 to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company will adopt the update on January 1, 2020 and is currently assessing the impact of the adoption of this standard on the Company's consolidated financial position. To date, the Company has been assessing the key differences and gaps between its current allowance methodologies and models with those it is considering to use upon adoption.  In particular, the Company has completed the development and validation of historical loss and recovery data and has identified significant key assumptions needed to translate the data into a life of loan estimate. During the fourth quarter of 2019, the Company expects to perform a full parallel run of the current expected credit loss ("CECL") model in tandem with the current incurred loss model, using September 30, 2019 balances, the results of which will allow the Company to finalize and document its CECL model and processes. In addition, the Company has also begun developing accounting policies, as well as considering the need for new internal controls relevant to the updated methodologies and models.  Since the Update No. 2016-13, the FASB has issued amendments intended on improving the clarification of the amendment, FASB ASC Topic 326 "Financial Instruments - Credit Losses" Update No. 2018-19 and Update No 2019-04. The amendment in Update No. 2018-19 was issued in November 2018 and was intended to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The amendment in Update No. 2019-04 was issued in April 2019 and was intended to clarify stakeholders' specific issues about certain aspects of the amendments in Update No. 2016-13. Update No. 2019-05 on FASB ASC Topic 326 "Financial Instruments - Credit Losses" was also issued in May 2019. This update provides entities the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized costs basis. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement - Overall. The amendments in this update should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the statement of financial position as of the date that an entity early adopted the amendments in update 2016-13.

NOTE 3 - ACQUISITIONS

Blue Hills Bancorp, Inc.

On April 1, 2019, the Company completed the acquisition of Blue Hills Bancorp, Inc., parent of Blue Hills Bank (collectively "BHB"). The transaction qualified as a tax-free reorganization for federal income tax purposes and to provide a tax-free exchange for Blue Hills Bancorp stockholders for the Company's common stock portion of consideration received. For each share of BHB common stock, stockholders had the right to receive 0.2308 shares of the Company's stock and $5.25 in cash, with cash paid in lieu of fractional shares. Total consideration of $661.3 million consisted of 6,166,010 shares of the Company's common stock issued, as well as $161.6 million in cash, inclusive of cash in lieu of fractional shares. In addition to increasing its loan and deposit base, the Company will be able to provide a deeper product set to BHB's customers, as well as benefit from increased operating synergies, improving the long-term operating and financial results of the Company.

The Company accounted for the BHB acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded merger and acquisition expenses of $26.0 million during the nine months ended September 30, 2019 related to the BHB acquisition. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
			(Dollars in thousands)
Net interest income after provision for loan losses	$104,598	$94,804	$312,925	$271,644
Net income	$51,845	$38,804	$81,907	$110,517

Included in the pro forma net income results for the three and nine months ended September 30, 2019 are merger-related costs of $505,000 and $57.3 million, net of tax, recognized by both the Company and BHB in the aggregate, respectively. These costs were primarily made up of severance, contract terminations due to the change in control, Employee stock ownership plan termination expenses, stock compensation and integration costs.

NOTE 4 - SECURITIES
Trading Securities
The Company had trading securities of $2.0 million and $1.5 million as of September 30, 2019 and December 31, 2018, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s nonqualified 401(k) Restoration Plan and Nonqualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $21.0 million and $19.5 million as of September 30, 2019 and December 31, 2018, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.
The following table represents a summary of the gains and losses that relate to equity securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Net gains (losses) recognized during the period on equity securities	$211	$324	1,562	(107)
Less: net gains recognized during the period on equity securities sold during the period	—	4	6	8
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$211	$320	1,556	(115)

Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity for the periods indicated:

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$32,475	$827	$—	$33,302	$32,477	$—	$(439)	$32,038
Agency mortgage-backed securities	196,278	4,330	(5)	200,603	222,491	1,020	(3,406)	220,105
Agency collateralized mortgage obligations	92,574	1,964	—	94,538	138,149	197	(3,435)	134,911
State, county, and municipal securities	1,713	23	—	1,736	1,719	16	—	1,735
Single issuer trust preferred securities issued by banks	717	3	—	720	717	—	(10)	707
Pooled trust preferred securities issued by banks and insurers	1,493	—	(387)	1,106	1,678	—	(349)	1,329
Small business administration pooled securities	58,360	1,610	—	59,970	53,317	—	(1,390)	51,927
Total available for sale securities	$383,610	$8,757	$(392)	$391,975	$450,548	$1,233	$(9,029)	$442,752
Held to maturity securities
U.S. government agency securities	$12,853	$146	$—	$12,999	$—	$—	$—	$—
U.S. Treasury securities	1,003	19	—	1,022	1,004	11	—	1,015
Agency mortgage-backed securities	418,350	8,900	(39)	427,211	252,484	1,548	(3,104)	250,928
Agency collateralized mortgage obligations	310,352	5,857	(687)	315,522	332,775	869	(6,920)	326,724
Single issuer trust preferred securities issued by banks	1,500	—	(10)	1,490	1,500	—	(10)	1,490
Small business administration pooled securities	33,212	707	—	33,919	23,727	105	(349)	23,483
Total held to maturity securities	$777,270	$15,629	$(736)	$792,163	$611,490	$2,533	$(10,383)	$603,640
Total	$1,160,880	$24,386	$(1,128)	$1,184,138	$1,062,038	$3,766	$(19,412)	$1,046,392

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of September 30, 2019 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$10,002	$10,003	$10,003	$10,154	$12,470	$13,145	$—	$—	$32,475	$33,302
Agency mortgage-backed securities	—	—	71,277	72,138	56,084	58,039	68,917	70,426	196,278	200,603
Agency collateralized mortgage obligations	—	—	—	—	—	—	92,574	94,538	92,574	94,538
State, county, and municipal securities	—	—	1,021	1,024	692	712	—	—	1,713	1,736
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	717	720	717	720
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,493	1,106	1,493	1,106
Small business administration pooled securities	—	—	—	—	—	—	58,360	59,970	58,360	59,970
Total available for sale securities	$10,002	$10,003	$82,301	$83,316	$69,246	$71,896	$222,061	$226,760	$383,610	$391,975
Held to maturity securities
U.S. government agency securities	$—	$—	$12,853	$12,999	$—	$—	$—	$—	$12,853	$12,999
U.S. Treasury securities	—	—	1,003	1,022	—	—	—	—	1,003	1,022
Agency mortgage-backed securities	—	—	11,128	11,153	37,012	37,523	370,210	378,535	418,350	427,211
Agency collateralized mortgage obligations	—	—	154	154	—	—	310,198	315,368	310,352	315,522
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,490	—	—	1,500	1,490
Small business administration pooled securities	—	—	—	—	—	—	33,212	33,919	33,212	33,919
Total held to maturity securities	$—	$—	$25,138	$25,328	$38,512	$39,013	$713,620	$727,822	$777,270	$792,163
Total	$10,002	$10,003	$107,439	$108,644	$107,758	$110,909	$935,681	$954,582	$1,160,880	$1,184,138
Inclusive in the table above is $17.9 million of callable securities at September 30, 2019.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $340.6 million and $361.1 million at September 30, 2019 and December 31, 2018, respectively.
At September 30, 2019 and December 31, 2018, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.
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

The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2019
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	6	10,155	(39)	1,054	(5)	11,209	(44)
Agency collateralized mortgage obligations	17	35,178	(99)	39,827	(588)	75,005	(687)
Single issuer trust preferred securities issued by banks and insurers	1	—	—	1,490	(10)	1,490	(10)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,106	(387)	1,106	(387)
Total temporarily impaired securities	25	$45,333	$(138)	$43,477	$(990)	$88,810	$(1,128)

	December 31, 2018
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S.government agency securities	3	$9,960	$(43)	$22,078	$(396)	$32,038	$(439)
Agency mortgage-backed securities	144	104,616	(1,363)	222,850	(5,147)	327,466	(6,510)
Agency collateralized mortgage obligations	48	57,871	(398)	279,229	(9,957)	337,100	(10,355)
Single issuer trust preferred securities issued by banks and insurers	2	2,197	(20)	—	—	2,197	(20)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,329	(349)	1,329	(349)
Small business administration pooled securities	7	28,257	(662)	40,621	(1,077)	68,878	(1,739)
Total temporarily impaired securities	205	$202,901	$(2,486)	$566,107	$(16,926)	$769,008	$(19,412)

The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. As a result, the Company does not consider these investments to be OTTI and accordingly, there was no OTTI recorded for the three and nine months ended September 30, 2019 and 2018. There was no cumulative credit related component of OTTI as of September 30, 2019 or December 31, 2018. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at September 30, 2019:

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

NOTE 5 - LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY
The following tables bifurcate the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	September 30, 2019
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$1,385,379	$3,979,670	$520,585	$171,723	$1,625,923	$1,130,777	$26,545	$8,840,602
Individually evaluated for impairment	26,137	13,984	—	315	11,039	5,325	140	56,940
Purchased credit impaired loans	—	6,833	—	—	7,796	1,007	323	15,959
Total loans by group	$1,411,516	$4,000,487	$520,585	$172,038	$1,644,758	$1,137,109	$27,008	$8,913,501	(1)

	December 31, 2018
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables ending balance:
Collectively evaluated for impairment	$1,064,800	$3,235,418	$365,165	$164,135	$906,959	$1,085,961	$15,901	$6,838,339
Individually evaluated for impairment	28,829	10,839	—	541	12,706	5,948	197	59,060
Purchased credit impaired loans	—	4,991	—	—	3,629	175	—	8,795
Total loans by group	$1,093,629	$3,251,248	$365,165	$164,676	$923,294	$1,092,084	$16,098	$6,906,194	(1)

(1)
The amount of net deferred costs on originated loans included in the ending balance was $7.2 million and $7.1 million at September 30, 2019 and December 31, 2018, respectively. Net unamortized discounts on acquired loans not deemed to be purchased credit impaired ("PCI") included in the ending balance was $24.7 million and $15.2 million at September 30, 2019 and December 31, 2018, respectively.

The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended September 30, 2019
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$16,857	$32,660	$5,593	$1,768	$3,296	$5,547	$239	$65,960
Charge-offs	—	(82)	—	(125)	—	(28)	(472)	(707)
Recoveries	1,003	106	—	61	140	194	185	1,689
Provision (benefit)	(528)	(33)	240	48	(88)	36	325	—
Ending balance	$17,332	$32,651	$5,833	$1,752	$3,348	$5,749	$277	$66,942

	Three Months Ended September 30, 2018
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$14,788	$32,095	$5,216	$1,709	$2,909	$5,468	$372	$62,557
Charge-offs	(218)	(82)	—	(111)	—	(87)	(349)	(847)
Recoveries	108	29	—	10	9	71	223	450
Provision (benefit)	430	226	(189)	160	153	102	193	1,075
Ending balance	$15,108	$32,268	$5,027	$1,768	$3,071	$5,554	$439	$63,235

	Nine Months Ended September 30, 2019
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$15,760	$32,370	$5,158	$1,756	$3,219	$5,608	$422	$64,293
Charge-offs	—	(82)	—	(319)	—	(212)	(1,125)	(1,738)
Recoveries	1,127	152	—	108	141	278	581	2,387
Provision (benefit)	445	211	675	207	(12)	75	399	2,000
Ending balance	$17,332	$32,651	$5,833	$1,752	$3,348	$5,749	$277	$66,942
Ending balance: collectively evaluated for impairment	$17,326	$32,610	$5,833	$1,741	$2,729	$5,594	$272	$66,105
Ending balance: individually evaluated for impairment	$6	$41	$—	$11	$619	$155	$5	$837
	Nine Months Ended September 30, 2018
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,256	$31,453	$5,698	$1,577	$2,822	$5,390	$447	$60,643
Charge-offs	(355)	(82)	—	(237)	(148)	(261)	(926)	(2,009)
Recoveries	179	67	—	29	12	128	611	1,026
Provision (benefit)	2,028	830	(671)	399	385	297	307	3,575
Ending balance	$15,108	$32,268	$5,027	$1,768	$3,071	$5,554	$439	$63,235
Ending balance: collectively evaluated for impairment	$15,101	$32,234	$5,027	$1,767	$2,197	$5,386	$426	$62,138
Ending balance: individually evaluated for impairment	$7	$34	$—	$1	$874	$168	$13	$1,097

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

•
8 Rating — Definite Weakness Loss Unlikely: Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt. Loans may be inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. However, there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Collateral coverage may be inadequate to cover the principal obligation.

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
The following tables detail the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		September 30, 2019
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$1,299,386	$3,857,847	$514,521	$169,023	$5,840,777
Potential weakness	7	47,727	89,772	4,235	1,434	143,168
Definite weakness-loss unlikely	8	64,403	52,868	1,829	1,581	120,681
Partial loss probable	9	—	—	—	—	—
Definite loss	10	—	—	—	—	—
Total		$1,411,516	$4,000,487	$520,585	$172,038	$6,104,626

		December 31, 2018
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$1,014,370	$3,156,989	$361,884	$161,851	$4,695,094
Potential weakness	7	16,860	56,840	298	888	74,886
Definite weakness-loss unlikely	8	58,909	37,419	2,983	1,937	101,248
Partial loss probable	9	3,490	—	—	—	3,490
Definite loss	10	—	—	—	—	—
Total		$1,093,629	$3,251,248	$365,165	$164,676	$4,874,718

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

	September 30 2019	December 31 2018
Residential portfolio
FICO score (re-scored)(1)	749	749
LTV (re-valued)(2)	60.0%	58.6%
Home equity portfolio
FICO score (re-scored)(1)	767	767
LTV (re-valued)(2)(3)	47.1%	49.3%

(1)
The average FICO scores at September 30, 2019 are based upon rescores available from June 2019 or origination data for loans booked through September 2019.  The average FICO scores at December 31, 2018 are based upon rescores available from November 2018 and origination score data for loans booked in December 2018.

(2)
The combined LTV ratios for September 30, 2019 are based upon updated automated valuations as of August 2019, when available, or the most current valuation data available.  The combined LTV ratios for December 31, 2018 are based upon updated automated valuations as of November 2018, when available, and/or the most current valuation data available.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.

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
The following table shows information regarding nonaccrual loans at the dates indicated:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Commercial and industrial	$23,507	$26,310
Commercial real estate	1,666	3,015
Commercial construction	—	311
Small business	112	235
Residential real estate	11,281	8,251
Home equity	6,720	7,278
Other consumer	74	13
Total nonaccrual loans (1)	$43,360	$45,413

(1)Included in these amounts were $26.2 million and $29.3 million of nonaccruing TDRs at September 30, 2019 and December 31, 2018, respectively.

The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$2,500	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$4,141	$3,174

The following tables show the age analysis of past due financing receivables as of the dates indicated:

	September 30, 2019
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	1	$278	2	$100	3	$39	6	$417	$1,411,099	$1,411,516	$—
Commercial real estate	6	1,641	2	238	4	1,021	12	2,900	3,997,587	4,000,487	—
Commercial construction	—	—	—	—	—	—	—	—	520,585	520,585	—
Small business	10	315	5	260	7	99	22	674	171,364	172,038	—
Residential real estate	24	3,267	6	1,257	40	8,317	70	12,841	1,631,917	1,644,758	1,807	(1)
Home equity	23	1,974	8	982	36	3,314	67	6,270	1,130,839	1,137,109	511	(1)
Other consumer (2)	307	233	8	44	16	62	331	339	26,669	27,008	24
Total	371	$7,708	31	$2,881	106	$12,852	508	$23,441	$8,890,060	$8,913,501	$2,342

	December 31, 2018
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	—	$—	4	$382	11	$26,311	15	$26,693	$1,066,936	$1,093,629	$—
Commercial real estate	9	1,627	—	—	8	2,250	17	3,877	3,247,371	3,251,248	—
Commercial construction	1	1,271	—	—	1	311	2	1,582	363,583	365,165	—
Small business	15	506	19	87	24	162	58	755	163,921	164,676	—
Residential real estate	23	3,486	6	521	25	4,382	54	8,389	914,905	923,294	—
Home equity	22	1,331	12	855	29	2,663	63	4,849	1,087,235	1,092,084	—
Other consumer (2)	330	181	15	9	12	13	357	203	15,895	16,098	5
Total	400	$8,402	56	$1,854	110	$36,092	566	$46,348	$6,859,846	$6,906,194	$5

(1)	Represents purchased credit impaired loans that are accruing interest due to expectations of future cash collections.

(2)	Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.

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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
TDRs on accrual status	$20,182	$23,849
TDRs on nonaccrual	26,232	29,348
Total TDRs	$46,414	$53,197
Amount of specific reserves included in the allowance for loan losses associated with TDRs	$837	$1,079
Additional commitments to lend to a borrower who has been a party to a TDR	$61	$982

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
The following tables show the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	1	$87	$87	2	$184	$184
Commercial real estate	1	133	133	2	283	283
Small business	1	19	19	2	33	33
Residential real estate	1	163	168	1	163	168
Home equity	1	46	46	2	121	121
Total	5	$448	$453	9	$784	$789

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	2	$126	$126	2	$126	$126
Commercial real estate	1	205	205	2	650	650
Residential real estate	3	503	523	4	652	672
Home equity	2	74	74	8	546	546
Total	8	$908	$928	16	$1,974	$1,994

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Adjusted interest rate	$—	$—	$150	$—
Combination rate and maturity	—	237	—	237
Court ordered concession	—	74	75	695
Extended maturity	453	617	606	1,062
Total	$453	$928	$831	$1,994

The Company considers a loan to have defaulted when it reaches 90 days past due. During the three and nine months ended September 30, 2019 there were no loans modified during the proceeding twelve months that subsequently defaulted. At September 30, 2018, there were no loans modified during the past twelve months that subsequently defaulted during the three and nine months ended September 30, 2018.
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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio at the dates indicated:

	September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$25,788	$36,356	$—
Commercial real estate	12,588	12,797	—
Small business	225	235	—
Residential real estate	5,009	5,161	—
Home equity	4,373	4,633	—
Other consumer	37	38	—
Subtotal	48,020	59,220	—
With an allowance recorded
Commercial and industrial	$349	$350	$6
Commercial real estate	1,396	1,396	41
Small business	90	127	11
Residential real estate	6,030	6,934	619
Home equity	952	1,114	155
Other consumer	103	114	5
Subtotal	8,920	10,035	837
Total	$56,940	$69,255	$837

	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$28,459	$35,913	$—
Commercial real estate	9,552	9,832	—
Small business	358	439	—
Residential real estate	4,518	4,686	—
Home equity	4,957	5,199	—
Other consumer	56	56	—
Subtotal	47,900	56,125	—
With an allowance recorded
Commercial and industrial	$370	$370	$7
Commercial real estate	1,287	1,287	37
Small business	183	223	1
Residential real estate	8,188	9,217	862
Home equity	991	1,149	164
Other consumer	141	143	8
Subtotal	11,160	12,389	1,079
Total	$59,060	$68,514	$1,079

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$25,694	$35	$27,937	$108
Commercial real estate	12,987	149	13,261	478
Small business	235	3	266	10
Residential real estate	5,031	57	5,061	175
Home equity	4,417	50	4,479	151
Other consumer	39	1	43	2
Subtotal	48,403	295	51,047	924
With an allowance recorded
Commercial and industrial	$353	$4	$360	$13
Commercial real estate	1,402	20	1,415	60
Small business	92	—	95	2
Residential real estate	6,047	61	6,115	179
Home equity	959	11	972	33
Other consumer	107	1	116	3
Subtotal	8,960	97	9,073	290
Total	$57,363	$392	$60,120	$1,214

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$31,376	$28	$32,424	$89
Commercial real estate	12,040	135	12,423	428
Small business	432	4	478	13
Residential real estate	4,798	56	4,826	173
Home equity	5,078	58	5,185	168
Other consumer	62	1	66	3
Subtotal	53,786	282	55,402	874
With an allowance recorded
Commercial and industrial	$324	$4	$330	$11
Commercial real estate	1,701	24	1,715	71
Small business	148	3	154	8
Residential real estate	8,057	69	8,194	207
Home equity	1,453	14	1,467	39
Other consumer	187	1	194	4
Subtotal	11,870	115	12,054	340
Total	$65,656	$397	$67,456	$1,214

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

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Outstanding balance	$19,822	$9,749
Carrying amount	$15,959	$8,795

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Dollars in thousands)
Beginning balance	$2,238	$1,604	$1,191	$1,791
Acquisition	—	—	1,464	—
Accretion	(412)	(518)	(1,215)	(931)
Other change in expected cash flows (1)	237	104	623	308
Reclassification from nonaccretable difference for loans which have paid off (2)	227	203	227	225
Ending balance	$2,290	$1,393	$2,290	$1,393

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

On March 28, 2019, the Company entered into a credit facility for an aggregate principal amount of $125.0 million, including a $50.0 million senior unsecured revolving loan credit facility and a $75.0 million senior unsecured term loan credit facility. Advances under the revolving loan facility and term loan facility bear interest at an interest rate equal to the one-month London Inter-Bank Offered Rate ("LIBOR") rate plus 1.15% for the revolving loan facility and one-month LIBOR plus 1.25% for the term loan facility, which is due and payable in full on March 28, 2022.

The Company used the proceeds of these borrowings for funding needs related to the second quarter closing of BHB. During the second quarter of 2019, the Company repaid in full the entire $50.0 million amount of the senior unsecured revolving loan.

NOTE 7 -EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net income	$51,845	$33,015	$117,698	$91,688

Weighted Average Shares
Basic shares	34,361,176	27,537,841	32,283,196	27,517,210
Effect of dilutive securities	39,390	63,499	45,416	62,596
Diluted shares	34,400,566	27,601,340	32,328,612	27,579,806

Net income per share
Basic EPS	$1.51	$1.20	$3.65	$3.33
Effect of dilutive securities	—	—	(0.01)	(0.01)
Diluted EPS	$1.51	$1.20	$3.64	$3.32

During the three months ended September 30, 2019 there were 5,000 options to purchase common stock and no shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. There were no such options or shares of performance-based restricted stock that were anti-dilutive during the three months ended September 30, 2018 or during the nine months ended September 30, 2019 and 2018.

NOTE 8 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the nine months ended September 30, 2019, the Company made the following awards of restricted stock:

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
Stock Options
The Company did not grant any awards of options to purchase shares of common stock during the nine months ended September 30, 2019.

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

The following tables reflect the Company's derivative positions for the periods indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes:

September 30, 2019
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	2.43	2.12%	1.53%	$5

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	400,000	3.76	2.03%	2.47%	16,389

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	350,000	3.74	2.03%	2.87% - 2.32%	12,913

Total	$825,000				$29,307

December 31, 2018
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	3.18	2.74%	1.53%	$2,282

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	250,000	4.52	2.57%	2.67%	2,938

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	250,000	4.17	2.47%	3.02% - 2.51%	3,344

Total	$575,000				$8,564

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.6 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $5.8 million (pre-tax) to be reclassified to interest income and $201,000 (pre-tax) to be reclassified as an offset to interest expense, from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of September 30, 2019.
The Company recognized $61,000 and $183,000 of net amortization income that was an offset to interest expense related to previously terminated swaps for the three and nine month periods ended September 30, 2018, respectively. The Company did not recognize any amortization income related to previously terminated swaps for the three and nine month periods ended September 30, 2019.

The Company had no fair value hedges as of September 30, 2019 or December 31, 2018.
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
The following tables reflect the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2019
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	305	$74,074	$225,274	$43,837	$200,589	$1,064,509	$1,608,283	$71,302
Pay fixed, receive variable	296	$74,074	$225,274	$43,837	$200,589	$1,064,509	$1,608,283	$(71,292)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	41	$82,118	$—	$—	$—	$—	$82,118	$(3,305)
Buys U.S. currency, sells foreign currency	41	$82,118	$—	$—	$—	$—	$82,118	$3,345
	December 31, 2018
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	235	$50,702	$124,222	$97,904	$47,308	$631,471	$951,607	$(2,907)
Pay fixed, receive variable	220	$50,702	$124,222	$97,904	$47,308	$631,471	$951,607	$2,903
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	27	$60,297	$3,505	$—	$—	$—	$63,802	$(1,404)
Buys U.S. currency, sells foreign currency	27	$60,297	$3,505	$—	$—	$—	$63,802	$1,434

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans will likely be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The fair value of loans held for sale increased by $272,000 and $103,000 for the three month periods ended September 30, 2019 and 2018, respectively. The fair value associated with loans held for sale increased by $1.2 million and $147,000 for the nine months ended September 30, 2019 and 2018, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
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
The aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income was $5.5 million and $1.1 million for the three month periods ended September 30, 2019 and 2018, respectively, and $9.5 million and $2.6 million for the nine months ended September 30, 2019 and 2018, respectively.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet Location	September 30 2019	December 31 2018	Balance Sheet Location	September 30 2019	December 31 2018
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	Other assets	$29,551	$8,955	Other liabilities	$244	$391
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	Other assets	$71,554	$15,580	Other liabilities	$71,544	$15,584
Foreign exchange contracts	Other assets	3,345	1,578	Other liabilities	3,305	1,548
Mortgage Derivatives
Interest rate lock commitments	Other assets	2,133	91	Other liabilities	—	—
Forward sale loan commitments	Other assets	—	106	Other liabilities	41	—
Forward sale hedge commitments	Other assets	18	—	Other liabilities	—	—
		$77,050	$17,355		$74,890	$17,132
Total		$106,601	$26,310		$75,134	$17,523

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
	(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivatives (effective portion), net of tax	$3,030	$(405)	$14,905	$(302)
Gain reclassified from OCI into interest income or interest expense (effective portion)	$352	$268	$1,170	$525
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest expense	$—	$—	$—	$—
Other expense	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$10	$3	$37	$27
Other expense	(2)	(10)	(13)	(28)
Changes in fair value of mortgage derivatives
Mortgage banking income	366	(139)	1,913	14
Total	$374	$(146)	$1,937	$13

The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $42.2 million and $176,000 at September 30, 2019 and December 31, 2018, respectively. Although none of the contingency provisions have applied as of September 30, 2019 and December 31, 2018, the Company has posted collateral to offset the net liability exposures with institutional counterparties.

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. The Company's exposure relating to institutional counterparties was $30.0 million and $18.4 million at September 30, 2019 and December 31, 2018, respectively. The Company’s exposure relating to customer counterparties was approximately $71.7 million and $6.4 million at September 30, 2019 and December 31, 2018, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	September 30, 2019
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$29,551	$—	$29,551	$29,551	$—	$—
Loan level derivatives	71,554	—	71,554	126	—	71,428
Customer foreign exchange contracts	3,345	—	3,345	—	—	3,345
	$104,450	$—	$104,450	$29,677	$—	$74,773

Derivative Liabilities
Interest rate swaps	$244	$—	$244	$—	$244	$—
Loan level derivatives	71,544	—	71,544	29,677	41,192	675
Customer foreign exchange contracts	3,305	—	3,305	—	—	3,305
	$75,093	$—	$75,093	$29,677	$41,436	$3,980

(1)	Reflects offsetting derivative positions with the same counterparty.

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2018
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$8,955	$—	$8,955	$391	$(5,527)	$3,037
Loan level derivatives	15,580	—	15,580	6,165	(3,001)	6,414
Customer foreign exchange contracts	1,578	—	1,578	—	—	1,578
	$26,113	$—	$26,113	$6,556	$(8,528)	$11,029

Derivative Liabilities
Interest rate swaps	$391	$—	$391	$391	$—	$—
Loan level derivatives	15,584	—	15,584	6,165	173	9,246
Customer foreign exchange contracts	1,548	—	1,548	—	—	1,548
	$17,523	$—	$17,523	$6,556	$173	$10,794

(1)	Reflects offsetting derivative positions with the same counterparty.

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.

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
	September 30, 2019
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$1,963	$1,963	$—	$—
Equity securities	21,021	21,021	—	—
Securities available for sale
U.S. Government agency securities	33,302	—	33,302	—
Agency mortgage-backed securities	200,603	—	200,603	—
Agency collateralized mortgage obligations	94,538	—	94,538	—
State, county, and municipal securities	1,736	—	1,736	—
Single issuer trust preferred securities issued by banks and insurers	720	—	720	—
Pooled trust preferred securities issued by banks and insurers	1,106	—	—	1,106
Small business administration pooled securities	59,970	—	59,970	—
Loans held for sale	55,937	—	55,937	—
Derivative instruments	106,601	—	106,601	—
Liabilities
Derivative instruments	75,134	—	75,134	—
Total recurring fair value measurements	$502,363	$22,984	$478,273	$1,106

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$32,645	$—	$—	$32,645
Other real estate owned and other foreclosed assets	2,500	—	—	2,500
Total nonrecurring fair value measurements	$35,145	$—	$—	$35,145

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, as of the dates indicated:

	Three Months Ended
	September 30
	2019	2018
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,281	$1,751
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	(14)	55
Settlements	(161)	(6)
Ending balance	$1,106	$1,800

	Nine Months Ended
	September 30
	2019	2018
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,329	$1,640
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	(38)	180
Settlements	(185)	(20)
Ending balance	$1,106	$1,800

The following table sets forth certain unobservable inputs regarding the Company’s financial instruments that are classified as Level 3 for the periods indicated:

	September 30 2019	December 31 2018		September 30 2019	December 31 2018	September 30 2019	December 31 2018
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,106	$1,329	Cumulative prepayment	0% - 58%	0% - 59%	2.7%	2.1%
			Cumulative default	2% - 100%	5% - 100%	13.6%	16.2%
			Loss given default	85% - 100%	85% - 100%	92.6%	94.8%
			Cure given default	0% - 75%	0% - 75%	60.9%	60.9%
Appraisals of collateral(1)
Collateral dependent impaired loans	$32,645	$29,109

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
	September 30, 2019
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. government agency securities	$12,853	$12,999	$—	$12,999	$—
U.S. Treasury securities	1,003	1,022	—	1,022	—
Agency mortgage-backed securities	418,350	427,211	—	427,211	—
Agency collateralized mortgage obligations	310,352	315,522	—	315,522	—
Single issuer trust preferred securities issued by banks	1,500	1,490	—	1,490	—
Small business administration pooled securities	33,212	33,919	—	33,919	—
Loans, net of allowance for loan losses(b)	8,813,914	8,638,200	—	—	8,638,200
Federal Home Loan Bank stock(c)	14,976	14,976	—	14,976	—
Cash surrender value of life insurance policies(d)	195,883	195,883	—	195,883	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$7,855,975	$7,855,975	$—	$7,855,975	$—
Time certificates of deposits(f)	1,470,116	1,470,062	—	1,470,062	—
Federal Home Loan Bank borrowings(f)	70,708	70,850	—	70,850	—
Long-term borrowings(f)	74,894	72,497	—	72,497	—
Junior subordinated debentures(g)	62,848	65,835	—	65,835	—
Subordinated debentures(f)	84,341	87,884	—	—	87,884

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when (or as) the entity satisfies a performance obligation

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30 2019	September 30 2018	September 30 2019	September 30 2018
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$5,299	$4,658	$14,785	$13,640
Interchange fees	4,913	3,943	13,473	11,267
ATM fees	939	825	2,461	2,215
Investment management - wealth management and advisory services	6,635	5,912	19,127	17,577
Investment management - retail investments and insurance revenue	553	652	1,962	1,951
Merchant processing income	230	227	834	1,006
Other noninterest income	1,487	1,152	4,068	3,186
Total noninterest income in-scope of ASC 606	20,056	17,369	56,710	50,842
Total noninterest income out-of-scope of ASC 606	11,760	5,895	25,287	14,172
Total noninterest income	$31,816	$23,264	$81,997	$65,014

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

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Receivables, included in other assets	$2,124	$1,893

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

NOTE 13 - COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$2,858	$(683)	$2,175	$14,699	$(3,401)	$11,298
Less: net security losses reclassified into other noninterest expense	—	—	—	(1,462)	411	(1,051)
Net change in fair value of securities available for sale	2,858	(683)	2,175	16,161	(3,812)	12,349

Change in fair value of cash flow hedges	4,568	(1,285)	3,283	21,913	(6,167)	15,746
Less: net cash flow hedge gains reclassified into interest income or interest expense	352	(99)	253	1,170	(329)	841
Net change in fair value of cash flow hedges	4,216	(1,186)	3,030	20,743	(5,838)	14,905

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(11)	3	(8)	(33)	9	(24)
Amortization of net actuarial gains	(2)	1	(1)	(6)	2	(4)
Amortization of net prior service costs	69	(19)	50	207	(58)	149
Net change in other comprehensive income for defined benefit postretirement plans (1)	56	(15)	41	168	(47)	121
Total other comprehensive income	$7,130	$(1,884)	$5,246	$37,072	$(9,697)	$27,375

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(2,988)	$726	$(2,262)	$(12,761)	$3,107	$(9,654)
Less: net security gains reclassified into other noninterest income (expense)	—	—	—	—	—	—
Net change in fair value of securities available for sale	(2,988)	726	(2,262)	(12,761)	3,107	(9,654)

Change in fair value of cash flow hedges	(296)	83	(213)	100	(25)	75
Less: net cash flow hedge gains reclassified into interest income or interest expense	268	(76)	192	525	(148)	377
Net change in fair value of cash flow hedges	(564)	159	(405)	(425)	123	(302)

Amortization of net actuarial losses	94	(26)	68	281	(79)	202
Amortization of net prior service costs	69	(20)	49	207	(58)	149
Net change in other comprehensive income for defined benefit postretirement plans (1)	163	(46)	117	488	(137)	351
Total other comprehensive loss	$(3,389)	$839	$(2,550)	$(12,698)	$3,093	$(9,605)

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2019
Beginning balance: January 1, 2019	$(5,947)	$6,148	$—	$(1,374)	$(1,173)
Net change in other comprehensive income (loss)	12,349	14,905	—	121	27,375
Ending balance: September 30, 2019	$6,402	$21,053	$—	$(1,253)	$26,202
	2018
Beginning balance: January 1, 2018	$(504)	$948	$137	$(2,412)	$(1,831)
Opening balance reclassification	(111)	205	29	(520)	(397)
Cumulative effect accounting adjustment	(831)	—	—	—	(831)
Net change in other comprehensive income (loss)	(9,654)	(170)	(132)	351	(9,605)
Ending balance: September 30, 2018	$(11,100)	$983	$34	$(2,581)	$(12,664)

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

The Company leases office space, space for ATM locations and certain branch locations under noncancelable operating leases. As of September 30, 2019, the Company has entered into 92 noncancelable operating lease agreements. Several of the Company's leases for office space, space for ATM locations and certain branch locations contain renewal options to extend lease terms for a period of 1 to 10 years. The Company makes the decision on whether or not to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to its ROU asset and lease liability when lease agreements are amended and executed. The discount rate used in determining the present value of lease payments is based on the Company's incremental borrowing rate for borrowings with terms similar to each lease at commencement date. The Company has no financing leases outstanding and no leases with residual value guarantees. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes, and insurance are not included in the measurement of the lease liability since they are generally able to be segregated.

As of September 30, 2019, the Company had one ATM location lease with a non-employee related party. The future lease payments under this lease do not have a material effect on the Company's financial position or result of operations. The Company does not have any material sub-lease agreements.
The Company's right-of-use asset related to operating leases was $51.8 million at September 30, 2019 and is recognized in the Company's Consolidated Balance Sheet in other assets.

The following table provides information related to the Company's lease cost.

	Three Months Ended	Nine Months Ended
	September 30, 2019
	(Dollars in thousands)
Operating lease cost	$2,881	$7,817
Short-term lease cost	39	82
Variable lease cost	—	—
Total lease cost	$2,920	$7,899

As of September 30, 2019, the weighted average remaining lease term for operating leases was 6.88 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.91%.

The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding at September 30, 2019 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in the Company's Consolidated Balance Sheet in other liabilities.

(Dollars in thousands)
Remainder of 2019	$2,845
2020	10,879
2021	9,986
2022	8,904
2023	6,889
Thereafter	19,860
Total minimum lease payments	59,363
Less: amount representing interest	5,922
Present value of future minimum lease payments	$53,441

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
The following table summarizes the above financial instruments at the dates indicated:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to extend credit	$3,113,931	$2,639,689
Standby letters of credit	22,943	16,708
Deferred standby letter of credit fees	197	122

Other Contingencies
At September 30, 2019, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The reserve requirement was $48.7 million and $53.5 million at September 30, 2019 and December 31, 2018, respectively.

NOTE 16 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.
The following table presents certain information related to the Company's investments in low income housing projects as of the dates indicated:

	September 30 2019		December 31 2018
	(Dollars in thousands)
Original investment value	$75,471		$50,232
Current recorded investment	53,618		33,681
Unfunded liability obligation	20,667		3,935
Tax credits and benefits	6,700	(1)	5,407
Amortization of investments	5,071	(2)	4,377
Net income tax benefit	1,628	(3)	1,030
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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, include, but are not limited to:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;

•	adverse changes or volatility in the local real estate market;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio including those related to one or more large commercial relationships;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	inability to raise capital on terms that are favorable;

•	additional regulatory oversight and additional costs associated with the Company's increase in assets to over $10 billion;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax expense, resulting from failure to comply with general tax laws, changes in tax laws, or failure to comply with requirements of the federal New Markets Tax Credit program;

•	changes in market interest rates for interest earning assets and/or interest bearing liabilities and changes related to the phase-out of the London Inter-Bank Offered Rate ("LIBOR");

•	increased competition in the Company’s market area;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	a deterioration in the conditions of the securities markets;

•	a deterioration of the credit rating for U.S. long-term sovereign debt;

•	inability to adapt to changes in information technology, including changes to industry accepted delivery models driven by a migration to the internet as a means of service delivery;

•	electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;

•	adverse changes in consumer spending and savings habits;

•	the inability to realize expected synergies from merger transactions in the amounts or in the timeframes anticipated;

•	inability to retain customers and employees, including those acquired in recent acquisitions;

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

		Three Months Ended
	September 30 2019	June 30 2019	March 31 2019	December 31 2018	September 30 2018
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$1,192,229	$1,213,253	$1,083,126	$1,075,223	$1,011,577
Loans	8,913,501	8,950,787	6,976,872	6,906,194	6,527,402
Allowance for loan losses	(66,942)	(65,960)	(65,140)	(64,293)	(63,235)
Goodwill and other intangible assets	535,869	537,896	270,444	271,355	239,185
Total assets	11,538,639	11,603,199	8,997,457	8,851,592	8,375,497
Total deposits	9,326,091	9,307,915	7,463,602	7,427,120	6,976,239
Total borrowings	292,791	499,702	308,040	258,707	299,738
Stockholders’ equity	1,682,324	1,636,003	1,104,538	1,073,490	998,305
Nonperforming loans	45,702	45,294	43,331	45,418	45,394
Nonperforming assets	48,202	48,183	43,331	45,418	45,584
Income statement
Interest income	$119,624	$122,144	$91,543	$87,910	$82,875

Interest expense	15,026	16,125	9,018	7,618	6,641
Net interest income	104,598	106,019	82,525	80,292	76,234
Provision for loan losses	—	1,000	1,000	1,200	1,075
Noninterest income	31,816	28,648	21,533	23,491	23,264
Noninterest expenses	67,533	93,032	56,311	64,391	55,439
Net income	51,845	30,628	35,225	29,934	33,015
Per share data
Net income—basic	$1.51	$0.89	$1.25	$1.08	$1.20
Net income—diluted	1.51	0.89	1.25	1.07	1.20
Cash dividends declared	0.44	0.44	0.44	0.38	0.38
Book value per share	48.95	47.67	39.26	38.23	36.25
Tangible book value per share (1)	33.36	32.00	29.64	28.57	27.56
Performance ratios
Return on average assets	1.78%	1.06%	1.62%	1.38%	1.57%
Return on average common equity	12.33%	7.59%	13.10%	11.49%	13.19%
Net interest margin (on a fully tax equivalent basis)	4.03%	4.09%	4.14%	4.05%	3.94%
Equity to assets	14.58%	14.10%	12.28%	12.13%	11.92%
Dividend payout ratio	29.13%	40.42%	30.29%	34.96%	31.69%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.51%	0.51%	0.62%	0.66%	0.70%
Nonperforming assets as a percent of total assets	0.42%	0.42%	0.48%	0.51%	0.54%
Allowance for loan losses as a percent of total loans	0.75%	0.74%	0.93%	0.93%	0.97%
Allowance for loan losses as a percent of nonperforming loans	146.47%	145.63%	150.33%	141.56%	139.30%
Capital ratios
Tier 1 leverage capital ratio	10.83%	10.45%	10.64%	10.69%	10.49%
Common equity tier 1 capital ratio	12.52%	12.08%	12.09%	11.92%	11.98%
Tier 1 risk-based capital ratio	13.19%	12.75%	13.11%	12.99%	13.07%
Total risk-based capital ratio	14.88%	14.42%	15.28%	14.45%	14.58%

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

Interest-Earning Assets

Management’s asset strategy emphasizes loan growth, primarily in the commercial and home equity portfolios. The results depicted in the following table reflect the trend of the Company's interest-earning assets over the past five quarters. For the third quarter of 2019, the decrease in interest-earning assets was due to increased payoff activity within the loan portfolio.

Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and loan losses.

Funding and Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth with a management emphasis over core deposit growth to fund loans. The following chart shows the sources of funding and the percentage of core deposits to total deposits for the trailing five quarters, with the second and third quarters of 2019 reflecting the increased percentage of time deposits as a result of the BHB acquisition:

As of September 30, 2019, core deposits comprised 82.49% of total deposits. The cost of deposits for the third quarter was 0.50%, reflecting an increase of 1 basis point when compared to the second quarter of 2019. The Company's net interest margin was 4.03% for the quarter ended September 30, 2019, a six basis point decrease from the second quarter of 2019, which was driven primarily by lower asset yields linked to the July and September Federal Reserve Rate cuts.

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

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to participate in the federal New Markets Tax Credit program and has also made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies help the Company operate in a more tax effective manner and sometimes also create a competitive advantage for Rockland Trust and its community development subsidiaries. During the third quarter of 2019, the Company’s effective tax rate was 24.73%, compared to 24.63% at June 30, 2019.

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

The Company's growth in capital enables the payment of cash dividends. The Company declared quarterly cash dividends of $0.44 per share for the first three quarters of 2019, representing an increase of 15.8% from the 2018 quarterly dividend rate of $0.38 per share.

Third Quarter 2019 Results

Net income for the third quarter of 2019 was $51.8 million, or $1.51 on a diluted earnings per share basis, and increased 57.0% and 25.8%, respectively, as compared to $33.0 million, or $1.20 on a diluted earnings per share basis, for the prior year third quarter. The third quarter of 2019 included gain on the sale of loans and merger and acquisition costs which the Company deems to be noncore. Excluding the gain on the sale of loans and merger and acquisition expenses, third quarter 2019 operating net income was $51.7 million compared to operating net income from the third quarter of 2018 of $34.9 million, an increase of 47.9%. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

2019 Outlook

During the Company’s third quarter 2019 earnings call, the Company's Chief Financial Officer stated that he anticipates the following for the fourth quarter of 2019:

•	Assuming minimal changes in the competitive and economic landscape, net loan growth is expected to remain relatively flat for the remainder of the year;

•	Deposits are expected to grow modestly in the fourth quarter;

•
Assuming no Federal Reserve rate changes in the fourth quarter and a normalized level of loan accretion, the net interest margin is expected to be in the low 3.90%'s range for the fourth quarter.  In addition, based upon current assessments, management anticipates that any future 25 basis point Federal Reserve rate cut may further reduce the net interest margin prospectively by approximately 6 basis points;

•
Excluding the third quarter gain on sale of loans, noninterest income in the fourth quarter is expected to decrease when compared to the third quarter, the degree to which is contingent upon market demand for mortgage banking and loan level derivatives;

•	Excluding merger related expenses incurred in the third quarter, noninterest expense is expected to be flat with third quarter levels;

•	Provision for loan loss levels should continue to reflect general allocations needed for organic loan growth, with no immediate significant credit concerns noted;

•	Effective tax rate of approximately 25%.

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

The following tables summarize adjustments for noncore items for the time periods indicated below and reconcile non-GAAP measures:

	Three Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$51,845	$33,015	$1.51	$1.20
Non-GAAP adjustments
Noninterest income components
Gain on sale of loans	951	—	0.03	—
Noninterest expense components
Merger and acquisition expenses	705	2,688	0.02	0.10
Total impact of noncore items	(246)	2,688	(0.01)	0.10
Net tax expense (benefit) associated with noncore items (1)	72	(756)	—	(0.03)
Noncore items, net of tax	$(174)	$1,932	$(0.01)	$0.07
Operating net income (Non-GAAP)	$51,671	$34,947	$1.50	$1.27

	Nine Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$117,698	$91,688	$3.64	$3.32
Non-GAAP adjustments
Noninterest income components
Gain on sale of loans	951	—	0.03	—
Noninterest expense components
Merger and acquisition expenses	26,433	3,122	0.82	0.12
Total impact of noncore items	25,482	3,122	0.79	0.12
Net tax expense (benefit) associated with noncore items (1)	(6,686)	(878)	(0.21)	(0.03)
Add - adjustment for tax effect of previously incurred merger and acquisition expenses	650	—	0.02	—
Noncore items, net of tax	$19,446	$2,244	$0.60	$0.09
Operating net income (Non-GAAP)	$137,144	$93,932	$4.24	$3.41

(1)
The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

	Three Months Ended
	September 30 2019	June 30 2019	March 31 2019	December 31 2018	September 30 2018
	(Dollars in thousands)
Net interest income (GAAP)	$104,598	$106,019	$82,525	$80,292	$76,234	(a)

Noninterest income (GAAP)	$31,816	$28,648	$21,533	$23,491	$23,264	(b)
Less:
Gain on sale of loans	951	—	—	—	—
Noninterest income on an operating basis (Non-GAAP)	$30,865	$28,648	$21,533	$23,491	$23,264	(c)

Noninterest expense (GAAP)	$67,533	$93,032	$56,311	$64,391	$55,439	(d)
Less:
Merger and acquisition expense	705	24,696	1,032	8,046	2,688
Noninterest expense on an operating basis (Non-GAAP)	$66,828	$68,336	$55,279	$56,345	$52,751	(e)

Total revenue (GAAP)	$136,414	$134,667	$104,058	$103,783	$99,498	(a+b)
Total operating revenue (Non-GAAP)*	$135,463	$134,667	$104,058	$103,783	$99,498	(a+c)

Ratios
Noninterest income as a % of revenue (GAAP based)	23.32%	21.27%	20.69%	22.63%	23.38%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)*	22.78%	21.27%	20.69%	22.63%	23.38%	(c/(a+c))
Efficiency ratio (GAAP based)	49.51%	69.08%	54.12%	62.04%	55.72%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	49.33%	50.74%	53.12%	54.29%	53.02%	(e/(a+c))

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	September 30 2019	June 30 2019	March 31 2019	December 31 2018	September 30 2018
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$1,682,324	$1,636,003	$1,104,538	$1,073,490	$998,305	(a)
Less: Goodwill and other intangibles	535,869	537,896	270,444	271,355	239,185
Tangible common equity (Non-GAAP)	1,146,455	1,098,107	834,094	802,135	759,120	(b)
Tangible assets
Assets (GAAP)	11,538,639	11,603,199	8,997,457	8,851,592	8,375,498	(c)
Less: Goodwill and other intangibles	535,869	537,896	270,444	271,355	239,185
Tangible assets (Non-GAAP)	$11,002,770	$11,065,303	$8,727,013	$8,580,237	$8,136,313	(d)
Common shares	34,366,781	34,321,061	28,137,504	28,080,408	27,540,843	(e)

Common equity to assets ratio (GAAP)	14.58%	14.10%	12.28%	12.13%	11.92%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	10.42%	9.92%	9.56%	9.35%	9.33%	(b/d)
Book value per share (GAAP)	$48.95	$47.67	$39.26	$38.23	$36.25	(a/e)
Tangible book value per share (Non-GAAP)	$33.36	$32.00	$29.64	$28.57	$27.56	(b/e)

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
There have been no material changes in critical accounting policies during the first nine months of 2019. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $117.0 million, or 10.9%, at September 30, 2019 as compared to December 31, 2018, reflecting the $196.9 million in securities included in the BHB acquisition as well as additional purchases of $73.5 million made during the nine month period. These increases were offset by paydowns on existing securities and the sale of approximately $47.3 million of acquired BHB mortgage backed securities. The ratio of securities to total assets was 10.33% and 12.15% at September 30, 2019 and December 31, 2018, respectively.
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

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During the nine months ended September 30, 2019 and 2018, the Company originated residential loans with the intention of selling them in the secondary market or to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no losses during the three and nine month periods ended September 30, 2019 and September 30, 2018 related to mortgage repurchases.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Dollars in thousands)
Held in portfolio	$43,098	$52,125	$133,111	$132,711
Sold or held for sale in the secondary market	232,129	58,320	450,203	142,262
Total closed loans	$275,227	$110,445	$583,314	$274,973

The table below reflects additional information related to the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Dollars in thousands)
Sold with servicing rights released	$169,532	$61,910	$334,426	$141,048
Sold with servicing rights retained	45,829	—	69,465	—
Total loans sold	$215,361	$61,910	$403,891	$141,048

When a loan is sold the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneous with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $649.4 million, $240.2 million and $244.9 million at September 30, 2019, December 31, 2018, and September 30, 2018, respectively.

The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:

Table 3 - Mortgage Servicing Asset

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$4,587	$1,559	$1,445	$1,697
Additions	419	—	632	—
Acquired portfolio	—	—	3,198	—
Amortization	(215)	(71)	(483)	(230)
Change in valuation allowance	(34)	(10)	(35)	11
Balance at end of period	$4,757	$1,478	$4,757	$1,478
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
Loan Portfolio The Company’s loan portfolio increased by $2.0 billion during the first nine months of 2019. The overall increase was primarily the result of the BHB loans acquired. Exclusive of the acquired loans, strong organic growth in the commercial construction portfolio of 21.0% and the commercial and industrial portfolio of 5.3% was offset by decreases in all other commercial loan categories, as payoffs outpaced new originations during the first nine months of 2019.

The following table summarizes loan growth/decline during the periods indicated:

Table 4 - Components of Loan Growth/(Decline)
	September 30 2019	December 31 2018	Blue Hills Acquisition	Loans Sold (1)	Organic Growth/(Decline)	Organic Growth/ (Decline) %
	(Dollars in thousands)
Commercial and industrial	$1,411,516	$1,093,629	$259,592	$—	$58,295	5.33%
Commercial real estate	4,000,487	3,251,248	838,018	—	(88,779)	(2.73)%
Commercial construction	520,585	365,165	78,609	—	76,811	21.03%
Small business	172,038	164,676	13,851	—	(6,489)	(3.94)%
Total commercial	6,104,626	4,874,718	1,190,070	—	39,838	0.82%
Residential real estate	1,644,758	923,294	807,154	67,170	(18,520)	(2.01)%
Home equity	1,137,109	1,092,084	64,299	—	(19,274)	(1.76)%
Total consumer real estate	2,781,867	2,015,378	871,453	67,170	(37,794)	(1.88)%
Total other consumer	27,008	16,098	12,191	—	(1,281)	(7.96)%
Total loans	$8,913,501	$6,906,194	$2,073,714	$67,170	$763	0.01%

(1)
During the third quarter of 2019, the Company sold $67.2 million of residential mortgage loans, primarily comprised of acquired BHB loans. The table above adjusts for the amounts sold to arrive at the organic growth/(decline) for the period.

The Company's commercial loan portfolio is comprised primarily of commercial and industrial loans as well as commercial real estate loans. Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of September 30, 2019:

(Dollars in thousands)
Average loan size	$323
Largest individual commercial and industrial loan outstanding	$26,615
Commercial and industrial nonperforming loans/commercial and industrial loans	1.67%
The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of September 30, 2019:

(Dollars in thousands)
Average loan size	$1,028
Largest individual commercial real estate mortgage outstanding	$32,000
Commercial real estate nonperforming loans/commercial real estate loans	0.04%
Owner occupied commercial real estate loans/commercial real estate loans	14.6%

The Company's consumer portfolio consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $2.8 billion at September 30, 2019, as noted below:

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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 5 - Nonperforming Assets

	September 30 2019	December 31 2018	September 30 2018
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$23,507	$26,310	$28,742
Commercial real estate	1,666	3,326	1,960
Small business	112	235	191
Residential real estate	11,281	8,251	8,076
Home equity	6,720	7,278	6,367
Other consumer	74	13	49
Total (1)	$43,360	$45,413	$45,385
Loans past due 90 days or more but still accruing
Residential real estate (2)	1,807	—	—
Home equity (2)	511	—	—
Other consumer	24	5	9
Total	$2,342	$5	$9
Total nonperforming loans	$45,702	$45,418	$45,394
Other real estate owned	2,500	—	190
Total nonperforming assets	$48,202	$45,418	$45,584
Nonperforming loans as a percent of gross loans	0.51%	0.66%	0.70%
Nonperforming assets as a percent of total assets	0.42%	0.51%	0.54%

(1)	Inclusive of TDRs on nonaccrual status of $26.2 million, $29.3 million, and $3.4 million at September 30, 2019, December 31, 2018, and September 30, 2018, respectively.

(2)	Represents purchased credit impaired loans that are accruing interest due to expectation of future cash collections.
The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 6 - Activity in Nonperforming Assets

	Three Months Ended		Nine Months Ended
	September 30 2019	September 30 2018	September 30 2019	September 30 2018
	(Dollars in thousands)
Nonperforming assets beginning balance	$48,183	$47,357	$45,418	$50,250
New to nonperforming	4,946	4,984	11,604	10,627
Acquired nonperforming loans	—	—	2,317	—
Loans charged-off	(707)	(847)	(1,738)	(2,009)
Loans paid-off	(3,041)	(4,932)	(9,501)	(9,833)
Loans restored to performing status	(714)	(921)	(2,212)	(3,101)
Acquired other real estate owned	—	—	2,818	—
Valuation write down	(389)	—	(389)	—
Sale of other real estate owned	—	—	—	(254)
Other	(76)	(57)	(115)	(96)
Nonperforming assets ending balance	$48,202	$45,584	$48,202	$45,584

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 7 - Troubled Debt Restructurings

	September 30 2019	December 31 2018	September 30 2018
	(Dollars in thousands)
Performing troubled debt restructurings	$20,182	$23,849	$24,554
Nonaccrual troubled debt restructurings (1)	26,232	29,348	3,370
Total	$46,414	$53,197	$27,924
Performing troubled debt restructurings as a % of total loans	0.23%	0.35%	0.38%
Nonaccrual troubled debt restructurings as a % of total loans	0.29%	0.42%	0.05%
Total troubled debt restructurings as a % of total loans	0.52%	0.77%	0.43%
(1) During the fourth quarter of 2018 nonaccrual loans associated with a large commercial loan customer that had previously declared bankruptcy were modified when a court confirmed the customer's bankruptcy reorganization plan. That revision to loan terms required the Company to deem loans associated with the customer as troubled debt restructured loans.

The following table summarizes changes in TDRs for the periods indicated:
Table 8 - Activity in Troubled Debt Restructurings

	Three Months Ended		Nine Months Ended
	September 30 2019	September 30 2018	September 30 2019	September 30 2018
	(Dollars in thousands)
TDRs beginning balance	$50,264	$29,623	$53,197	$31,919
New to TDR status	290	432	622	1,045
Paydowns	(4,131)	(1,952)	(7,396)	(4,612)
Charge-offs	(9)	(179)	(9)	(428)
TDRs ending balance	$46,414	$27,924	$46,414	$27,924

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 9 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Nine Months Ended
	September 30 2019	September 30 2018	September 30 2019	September 30 2018
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$705	$650	$1,997	$1,918
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$1,047	$519	$3,155	$1,301
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
Total impaired loans at September 30, 2019 and December 31, 2018 were $56.9 million and $59.1 million, respectively. For additional information regarding the Company’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 5, “Loans, Allowance for Loan Losses, and Credit Quality” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At September 30, 2019, there were 70 relationships, with an aggregate balance of $82.2 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.
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
As of September 30, 2019, the allowance for loan losses totaled $66.9 million, or 0.75% of total loans, as compared to $64.3 million, or 0.93% of total loans, at December 31, 2018. The decrease in this percentage is attributable to the treatment of loans acquired in connection with the BHB acquisition. These acquired loans are recorded at fair value, which includes consideration for estimated credit losses, and without carryover of the respective portfolio's historical allowance for loan losses.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 10 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	September 30 2019	June 30 2019	March 31 2019	December 31 2018	September 30 2018
	(Dollars in thousands)
Average total loans	$8,897,794	$9,046,591	$6,935,927	$6,688,141	$6,500,907
Allowance for loan losses, beginning of period	$65,960	$65,140	$64,293	$63,235	$62,557
Charged-off loans
Commercial and industrial	—	—	—	—	218
Commercial real estate	82	—	—	—	82
Small business	125	49	145	135	111
Residential real estate	—	—	—	—	—
Home equity	28	71	113	32	87
Other consumer	472	352	301	421	349
Total charged-off loans	707	472	559	588	847
Recoveries on loans previously charged-off
Commercial and industrial	1,003	—	124	3	108
Commercial real estate	106	13	33	121	29
Small business	61	20	27	17	10
Residential real estate	140	—	1	—	9
Home equity	194	18	66	28	71
Other consumer	185	241	155	277	223
Total recoveries	1,689	292	406	446	450
Net loans charged-off (recovered)
Commercial and industrial	(1,003)	—	(124)	(3)	110
Commercial real estate	(24)	(13)	(33)	(121)	53
Small business	64	29	118	118	101
Residential real estate	(140)	—	(1)	—	(9)
Home equity	(166)	53	47	4	16
Other consumer	287	111	146	144	126
Total net loans (recovered) charged-off	(982)	180	153	142	397
Provision for loan losses	—	1,000	1,000	1,200	1,075
Total allowance for loan losses, end of period	$66,942	$65,960	$65,140	$64,293	$63,235
Net loans (recovered)/charged-off as a percent of average total loans (annualized)	(0.04)%	0.01%	0.01%	0.01%	0.02%
Allowance for loan losses as a percent of total loans	0.75%	0.74%	0.93%	0.93%	0.97%
Allowance for loan losses as a percent of nonperforming loans	146.47%	145.63%	150.33%	141.56%	139.30%

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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 11 - Summary of Allocation of Allowance for Loan Losses

	September 30 2019		December 31 2018
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$17,332	15.8%	$15,760	15.8%
Commercial real estate	32,651	44.9%	32,370	47.1%
Commercial construction	5,833	5.8%	5,158	5.3%
Small business	1,752	1.9%	1,756	2.4%
Residential real estate	3,348	18.5%	3,219	13.4%
Home equity	5,749	12.8%	5,608	15.8%
Other consumer	277	0.3%	422	0.2%
Total allowance for loan losses	$66,942	100.0%	$64,293	100.0%
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
Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston stock of $15.0 million and $15.7 million at September 30, 2019 and December 31, 2018, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases or is subject to redemption of FHLB stock proportional to the volume of funding received and views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.
Goodwill and Other Intangible Assets Goodwill and other intangible assets were $535.9 million and $271.4 million as of September 30, 2019 and December 31, 2018, respectively. The increase was due to the BHB acquisition, partially offset by amortization of definite-lived intangibles.
The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company performed its annual goodwill impairment testing during the third quarter of 2019 and determined that the Company's goodwill was not impaired. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes that indicated impairment of other intangible assets.

Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $195.9 million and $160.5 million at September 30, 2019 and December 31, 2018, respectively, with $34.5 million of the increase attributable to policies obtained in the BHB acquisition. The Company recorded tax exempt income from life insurance policies of $1.3 million and $984,000 for the three months ended September 30, 2019 and 2018, respectively, and $3.6 million and $2.9 million for the nine month periods ended September 30, 2019 and 2018, respectively. In addition, during the third quarter of 2019 the Company recorded gains on life insurance benefits of $434,000.
Deposits As of September 30, 2019, total deposits were $9.3 billion, representing a $1.9 billion, or 25.6%, increase from December 31, 2018. The increase is primarily attributable to the BHB acquisition. The total cost of deposits was 0.50% and 0.30% for the three months ended September 30, 2019 and 2018, respectively, and 0.46% and 0.27%, for the nine months ended September 30, 2019 and 2018, respectively. Core deposits represented 82.49% of total deposits as of September 30, 2019.
The Company also participates in the Promontory Interfinancial Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market and amounted to $211.0 million and $180.5 million at September 30, 2019 and December 31, 2018, respectively. In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the Promontory Interfinancial Network, which amounted to $303.4 million and $6.0 million at September 30, 2019 and December 31, 2018, respectively. During 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was promulgated and determined that reciprocal deposits, such as those acquired through the Promontory Interfinancial Network, were no longer to be treated as brokered deposits. Accordingly, these amounts are no longer included in the total brokered amounts reported by the Company.
Excluding the effects of the BHB acquisition, the Company's deposits have declined modestly on an organic basis as compared to the prior year end. The table below summarizes these organic declines by category for the period indicated:
Table 12 - Components of Deposit Growth/(Decline)

	September 30 2019	December 31 2018	Blue Hills Bancorp Acquisition	Organic Growth/(Decline)	Organic Growth/ (Decline)%
	(Dollars in thousands)
Noninterest-bearing demand deposits	$2,752,150	$2,450,907	$301,276	$(33)	—%
Savings and interest checking	3,199,182	2,865,349	351,554	(17,721)	(0.6)%
Money market	1,904,643	1,399,761	543,842	(38,960)	(2.8)%
Time certificates of deposits	1,470,116	711,103	733,764	25,249	3.6%
Total	$9,326,091	$7,427,120	$1,930,436	$(31,465)	(0.4)%

Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings increased by $34.1 million, or 13.2%, at September 30, 2019, as compared to December 31, 2018. The following table presents activity for the nine months ended September 30, 2019 within each of the Company's major borrowing categories:

Table 13 - Components of Borrowings
	December 31 2018	BHB Deal Financing	Borrowings Acquired from BHB	Other Issuances/(Payments)	September 30 2019
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$147,806	$—	$124,817	$(201,915)	$70,708
Line of credit	—	50,000	—	(50,000)	—
Long-term borrowings	—	75,000	—	(106)	74,894
Junior subordinated debentures	76,173	—	—	(13,325)	62,848
Subordinated debentures	34,728	—	—	49,613	84,341
Total borrowings	$258,707	$125,000	$124,817	$(215,733)	$292,791
Additionally, the Bank had $4.2 billion and $2.8 billion of assets pledged as collateral against borrowings at September 30, 2019 and December 31, 2018, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On September 19, 2019, the Company’s Board of Directors declared a cash dividend of $0.44 per share to stockholders of record as of the close of business on September 30, 2019. This dividend was paid on October 11, 2019.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At September 30, 2019 and December 31, 2018, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements for each period indicated:

Table 14 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	September 30, 2019
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$1,349,454	14.88%	$725,646	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	1,135,617	12.52%	408,176	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	1,196,617	13.19%	544,235	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	1,196,617	10.83%	462,887	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$1,312,911	14.47%	$725,665	≥	8.0%	$907,081	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	1,244,308	13.72%	408,187	≥	4.5%	589,603	≥	6.50%
Tier 1 capital (to risk weighted assets)	1,244,308	13.72%	544,249	≥	6.0%	725,665	≥	8.00%
Tier 1 capital (to average assets)	1,244,308	11.29%	444,347	≥	4.0%	555,433	≥	5.00%
	December 31, 2018
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$992,454	14.45%	$549,297	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	818,176	11.92%	308,980	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	892,176	12.99%	411,973	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	892,176	10.69%	333,754	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$937,574	13.66%	$549,036	≥	8.0%	$686,295	≥	10.00%
Common equity tier 1 capital (to risk weighted assets)	872,024	12.71%	308,833	≥	4.5%	446,092	≥	6.50%
Tier 1 capital (to risk weighted assets)	872,024	12.71%	411,777	≥	6.0%	549,036	≥	8.00%
Tier 1 capital (to average assets)	872,024	10.46%	333,595	≥	4.0%	416,994	≥	5.00%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At September 30, 2019, the Company's capital levels exceeded the buffer.
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company totaled $32.6 million and $15.5 million for the three months ended September 30, 2019 and 2018, respectively and totaled $90.3 million and $44.5 million for the nine months ended September 30, 2019 and 2018, respectively. The nine months 2019 dividends included $16.5 million that was used for funding the April 1, 2019 BHB acquisition.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At September 30, 2019 and December 31, 2018 there was $61.0 million and $74.0 million, respectively, in trust preferred securities which have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Common Stock Repurchase Program On October 17, 2019, the Company put into place a share repurchase program with the ability to repurchase up to 1.5 million shares of the Company's common stock. Repurchases may be made from time to time on the open market and in privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic condition, legal and contractual requirements and other factors. The repurchase program will expire on October 31, 2020 and may be modified, suspended or discontinued at any time. Management will plan to utilize the repurchase program as another tool to effectively manage capital and liquidity needs.

Investment Management As of September 30, 2019, the Rockland Trust Investment Management Group had assets under administration of $4.5 billion, representing 6,024 trust, fiduciary, and agency accounts. At December 31, 2018, assets under administration were $3.6 billion, representing approximately 5,936 trust, fiduciary, and agency accounts. Included in these amounts as of September 30, 2019 and December 31, 2018 are assets under administration of $327.2 million and $268.0 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group was $6.6 million and $5.9 million for the three months ended September 30, 2019 and 2018, respectively, and $19.1 million and $17.6 million for the nine months ended September 30, 2019 and 2018, respectively.
Retail investments and insurance revenue was $554,000 and $652,000 for the three months ended September 30, 2019 and 2018, respectively, and $2.0 million for both the nine months ended September 30, 2019 and 2018, respectively.
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

RESULTS OF OPERATIONS
The following table provides a summary of results of operations for the three and nine months ended September 30, 2019 and 2018:
Table 15 - Summary of Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net income	$51,845	$33,015	$117,698	$91,688
Diluted earnings per share	$1.51	$1.20	$3.64	$3.32
Return on average assets	1.78%	1.57%	1.47%	1.49%
Return on average equity	12.33%	13.19%	10.77%	12.60%
Net interest margin	4.03%	3.94%	4.08%	3.87%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the third quarter of 2019 was $104.9 million, representing an increase of $28.4 million, or 37.2%, when compared to the third quarter of 2018. The increase in net interest income from the year ago period is primarily due to increased interest earning assets, including those obtained in the BHB and MNB acquisitions.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ending September 30, 2019 and 2018, respectively. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 16 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended September 30
	2019			2018
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$115,255	$680	2.34%	$180,802	$916	2.01%
Securities
Securities - trading	1,947	—	—%	1,608	—	—%
Securities - taxable investments	1,204,314	8,269	2.72%	1,005,787	6,664	2.63%
Securities - nontaxable investments (1)	1,739	18	4.11%	1,992	18	3.58%
Total securities	$1,208,000	$8,287	2.72%	$1,009,387	$6,682	2.63%
Loans held for sale	102,065	456	1.77%	8,340	61	2.90%
Loans (2)
Commercial and industrial (1)	1,380,007	20,274	5.83%	975,980	11,936	4.85%
Commercial real estate (1)	4,017,670	49,139	4.85%	3,144,613	37,048	4.67%
Commercial construction	510,277	7,155	5.56%	356,091	4,572	5.09%
Small business	172,942	2,626	6.02%	147,518	2,183	5.87%
Total commercial	6,080,896	79,194	5.17%	4,624,202	55,739	4.78%
Residential real estate	1,644,467	17,329	4.18%	792,154	7,959	3.99%
Home equity	1,142,137	13,309	4.62%	1,071,511	11,457	4.24%
Total consumer real estate	2,786,604	30,638	4.36%	1,863,665	19,416	4.13%
Other consumer	30,294	627	8.21%	13,040	244	7.42%
Total loans	$8,897,794	$110,459	4.93%	$6,500,907	$75,399	4.60%
Total interest-earning assets	$10,323,114	$119,882	4.61%	$7,699,436	$83,058	4.28%
Cash and due from banks	121,515			106,273
Federal Home Loan Bank stock	15,781			13,107
Other assets	1,119,388			547,296
Total assets	$11,579,798			$8,366,112
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$3,157,870	$2,120	0.27%	$2,654,157	$1,433	0.21%
Money market	1,942,932	4,220	0.86%	1,373,594	2,056	0.59%
Time deposits	1,471,749	5,506	1.48%	652,638	1,762	1.07%
Total interest-bearing deposits	$6,572,551	$11,846	0.72%	$4,680,389	$5,251	0.45%
Borrowings
Federal Home Loan Bank borrowings	$156,054	$945	2.40%	$50,770	$248	1.94%
Customer repurchase agreements	—	—	—%	148,575	75	0.20%
Long-term borrowings	74,885	684	3.62%	—	—	—%
Junior subordinated debentures	62,848	506	3.19%	73,077	640	3.47%
Subordinated debentures	84,319	1,045	4.92%	34,711	427	4.88%

Total borrowings	$378,106	$3,180	3.34%	$307,133	$1,390	1.80%
Total interest-bearing liabilities	$6,950,657	$15,026	0.86%	$4,987,522	$6,641	0.53%
Noninterest bearing demand deposits	2,753,596			2,300,943
Other liabilities	207,924			84,442
Total liabilities	$9,912,177			$7,372,907
Stockholders' equity	1,667,621			993,205
Total liabilities and stockholders' equity	$11,579,798			$8,366,112
Net interest income (1)		$104,856			$76,417
Interest rate spread (3)			3.75%			3.75%
Net interest margin (4)			4.03%			3.94%
Supplemental information
Total deposits, including demand deposits	$9,326,147	$11,846		$6,981,332	$5,251
Cost of total deposits			0.50%			0.30%
Total funding liabilities, including demand deposits	$9,704,253	$15,026		$7,288,465	$6,641
Cost of total funding liabilities			0.61%			0.36%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $258,000 and $183,000 for the three months ended September 30, 2019 and 2018, respectively. The FTE adjustment relates to tax exempt income relating to securities with average balances of $1.7 million and $2.0 million and tax exempt income relating to loans with average balances of $84.5 million and $57.4 million, for the three months ended September 30, 2019 and 2018, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 17 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Nine Months Ended September 30
	2019			2018
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$96,305	$1,753	2.43%	$128,646	$1,768	1.84%
Securities
Securities - trading	1,820	—	—%	1,547	—	—%
Securities - taxable investments	1,176,961	24,255	2.76%	988,885	19,381	2.62%
Securities - nontaxable investments (1)	1,739	52	4.00%	2,152	58	3.60%
Total securities	$1,180,520	$24,307	2.75%	$992,584	$19,439	2.62%
Loans held for sale	40,768	527	1.73%	5,291	110	2.78%
Loans (2)
Commercial and industrial (1)	1,300,815	55,674	5.72%	933,163	32,667	4.68%
Commercial real estate (1)	3,785,964	139,229	4.92%	3,115,076	105,511	4.53%
Commercial construction	453,097	20,037	5.91%	390,061	14,499	4.97%
Small business	168,280	7,720	6.13%	139,523	6,053	5.80%
Total commercial	5,708,156	222,660	5.22%	4,577,823	158,730	4.64%
Residential real estate	1,442,007	44,351	4.11%	772,663	23,121	4.00%
Home equity	1,125,144	38,797	4.61%	1,061,280	32,492	4.09%
Total consumer real estate	2,567,151	83,148	4.33%	1,833,943	55,613	4.05%
Other consumer	25,317	1,623	8.57%	11,340	669	7.89%
Total loans	$8,300,624	$307,431	4.95%	$6,423,106	$215,012	4.48%
Total interest-earning assets	$9,618,217	$334,018	4.64%	$7,549,627	$236,329	4.19%
Cash and due from banks	117,465			101,642
Federal Home Loan Bank stock	16,561			13,174
Other assets	927,837			546,276
Total assets	$10,680,080			$8,210,719
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$3,085,974	$6,249	0.27%	$2,632,311	$3,819	0.19%
Money market	1,796,081	11,379	0.85%	1,357,488	5,087	0.50%
Time deposits	1,190,950	12,424	1.39%	646,055	4,867	1.01%
Total interest-bearing deposits	$6,073,005	$30,052	0.66%	$4,635,854	$13,773	0.40%
Borrowings
Federal Home Loan Bank borrowings	$213,896	$4,028	2.52%	$62,055	$803	1.73%
Customer repurchase agreements	—	—	—%	149,174	205	0.18%
Line of credit	3,595	104	3.87%	—	—	—%
Long-term borrowings	51,327	1,461	3.81%	—	—	—%
Junior subordinated debentures	69,176	1,891	3.65%	73,076	1,855	3.39%
Subordinated debentures	71,242	2,633	4.94%	34,699	1,282	4.94%
Total borrowings	$409,236	$10,117	3.31%	$319,004	$4,145	1.74%
Total interest-bearing liabilities	$6,482,241	$40,169	0.83%	$4,954,858	$17,918	0.48%

Noninterest bearing demand deposits	2,572,357			2,202,305
Other liabilities	164,783			80,964
Total liabilities	$9,219,381			$7,238,127
Stockholders' equity	1,460,699			972,592
Total liabilities and stockholders' equity	$10,680,080			$8,210,719
Net interest income (1)		$293,849			$218,411
Interest rate spread (3)			3.81%			3.71%
Net interest margin (4)			4.08%			3.87%
Supplemental information
Total deposit, including demand deposits	$8,645,362	$30,052		$6,838,159	$13,773
Cost of total deposits			0.46%			0.27%
Total funding liabilities, including demand deposits	$9,054,598	$40,169		$7,157,163	$17,918
Cost of total funding liabilities			0.59%			0.33%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $707,000 and $538,000 for the nine months ended September 30, 2019 and 2018, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $1.7 million and $2.2 million and tax exempt income relating to loans with average balances of $78.4 million and $54.8 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Table 18 - Volume Rate Analysis

	Three Months Ended September 30			Nine Months Ended September 30
	2019 Compared To 2018			2019 Compared To 2018
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$96	$(332)	$(236)	$429	$(444)	$(15)
Securities
Securities - taxable investments	290	1,315	1,605	1,188	3,686	4,874
Securities - nontaxable investments (1)	2	(2)	—	5	(11)	(6)
Total securities			1,605			4,868
Loans held for sale	(291)	686	395	(321)	738	417
Loans
Commercial and industrial (1)	3,397	4,941	8,338	10,137	12,870	23,007
Commercial real estate (1)	1,805	10,286	12,091	10,994	22,724	33,718
Commercial construction	603	1,980	2,583	3,195	2,343	5,538
Small business	67	376	443	419	1,248	1,667
Total commercial			23,455			63,930
Residential real estate	807	8,563	9,370	1,201	20,029	21,230
Home equity	1,097	755	1,852	4,350	1,955	6,305
Total consumer real estate			11,222			27,535
Other consumer	60	323	383	129	825	954
Total loans (1)(2)			35,060			92,419
Total income of interest-earning assets			$36,824			$97,689
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$415	$272	$687	$1,772	$658	$2,430
Money market	1,312	852	2,164	4,648	1,644	6,292
Time certificates of deposits	1,533	2,211	3,744	3,452	4,105	7,557
Total interest bearing deposits			6,595			16,279
Borrowings
Federal Home Loan Bank borrowings	183	514	697	1,260	1,965	3,225
Customer repurchase agreements and other short-term borrowings	—	(75)	(75)	—	(205)	(205)
Line of Credit	—	—	—	104	—	104
Long-term borrowings	684	—	684	1,461	—	1,461
Junior subordinated debentures	(44)	(90)	(134)	135	(99)	36
Subordinated debentures	8	610	618	1	1,350	1,351
Total borrowings			1,790			5,972
Total expense of interest-bearing liabilities			8,385			22,251
Change in net interest income			$28,439			$75,438

(1)	The table above reflects income determined on a FTE basis. See footnote (1) to tables 16 and 17 for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. There was no provision for loan losses during the three months ended

September 30, 2019 and $2.0 million for the nine months ended September 30, 2019, as compared to $1.1 million and $3.6 million for the comparable year-ago periods. The Company’s allowance for loan losses, as a percentage of total loans, was 0.75% at September 30, 2019, 0.93% at December 31, 2018, and 0.97% at September 30, 2018. The decrease in this percentage is attributable to the treatment of loans acquired in connection with the BHB acquisition. These acquired loans are recorded at fair value, which include consideration for estimated credit losses, and without carryover of the respective portfolio's historical allowance for loan losses. The Company recorded net recoveries of $982,000 and $649,000 for the three and nine months ended September 30, 2019, as compared to net charge-offs of $397,000 and $983,000 for the three and nine months ended September 30, 2018, respectively.
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

Additionally, the national and local economies remained generally strong and expansion continued despite lingering uncertainty regarding trade policy and tariffs.  The labor market in the New England region remains very tight which has led to difficulty for some employers seeking to fill vacancies.  Wage growth remains somewhat restrained, however increases have begun to emerge in a number of industries.  Retail sales versus the prior year are up modestly with many retailers noting that they have not experienced significant pricing pressure despite the ongoing tariff negotiations with China.  The spring and summer tourism market for the Boston area appears to have been strong versus the prior year with hotels reporting strong occupancy and room rate growth.  Residential real estate activity appears to be moderating somewhat versus the prior year even as prices continue to rise as inventory falls.  Commercial construction activity in the Boston market continues to be strong as projects related to office space have increased relative to apartment projects.  Management believes that the overall economic outlook for the near term remains generally positive for the New England region.

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 19 - Noninterest Income

	Three Months Ended
	September 30		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Deposit account fees	$5,299	$4,658	$641	13.76%
Interchange and ATM fees	6,137	4,947	1,190	24.05%
Investment management	7,188	6,564	624	9.51%
Mortgage banking income	3,968	1,222	2,746	224.71%
Gain on life insurance benefits	434	1,463	(1,029)	(70.33)%
Increase in cash surrender value of life insurance policies	1,304	984	320	32.52%
Loan level derivative income	2,739	392	2,347	598.72%
Other noninterest income	4,747	3,034	1,713	56.46%
Total	$31,816	$23,264	$8,552	36.76%

	Nine Months Ended
	September 30		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Deposit account fees	$14,785	$13,640	$1,145	8.39%
Interchange and ATM fees	16,447	13,889	2,558	18.42%
Investment management	21,089	19,528	1,561	7.99%
Mortgage banking income	8,184	3,130	5,054	161.47%
Gain on life insurance benefits	434	1,463	(1,029)	(70.33)%
Increase in cash surrender value of life insurance policies	3,572	2,929	643	21.95%
Loan level derivative income	4,312	1,547	2,765	178.73%
Other noninterest income	13,174	8,888	4,286	48.22%
Total	$81,997	$65,014	$16,983	26.12%

The primary reasons for the variances in the noninterest income categories shown in the preceding table include:

•	Deposit account fees increased due to overall increased household accounts, including the impact of recent acquisitions as well as increased debit card usage.

•	Interchange and ATM fees have increased, driven mainly by increased account activity and a larger customer base from the BHB and MNB acquisitions as well as debit card branding incentives.

•
Investment management income growth was driven primarily by growth in overall assets under administration, which were $4.5 billion as of September 30, 2019, an increase of $879.1 million, or 24.1%, compared to September 30, 2018.

•
Mortgage banking income grew due to the significantly increased production channel following the BHB acquisition, capitalizing on a strong refinance demand environment, combined with robust purchase volumes.

•	The Company received proceeds on life insurance policies during the third quarters of both 2019 and 2018, resulting in gains of $434,000 and $1.5 million, respectively.

•	The increase in cash surrender value of life insurance policies increased due to policies obtained from the BHB acquisition.

•	Loan level derivative income increased as a result of higher customer demand.

•
Other noninterest income increased due to higher unrealized gains on equity securities and increased Federal Home Loan Bank dividends, and increased interest on cash collateral. Additionally, the Company recognized a gain on the sale of residential loans in the third quarter of 2019 of $951,000, as well as a gain on the sale of a small business credit card portfolio of $431,000 in the second quarter of 2019.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 20 - Noninterest Expense

	Three Months Ended
	September 30		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$39,432	$31,095	$8,337	26.81%
Occupancy and equipment expenses	8,555	6,310	2,245	35.58%
Data processing & facilities management	1,515	1,287	228	17.72%
FDIC assessment	—	725	(725)	(100.00)%
Advertising expense	1,417	1,395	22	1.58%
Consulting expense	1,338	1,128	210	18.62%
Core deposit amortization	1,567	507	1,060	209.07%
Merger and acquisition expenses	705	2,688	(1,983)	(73.77)%
Software maintenance	1,385	1,079	306	28.36%
Other noninterest expenses	11,619	9,225	2,394	25.95%
Total	$67,533	$55,439	$12,094	21.81%

	Nine Months Ended
	September 30		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$111,401	$92,483	$18,918	20.46%
Occupancy and equipment expenses	24,109	20,215	3,894	19.26%
Data processing & facilities management	4,883	3,837	1,046	27.26%
FDIC assessment	1,394	2,214	(820)	(37.04)%
Advertising expense	3,912	3,684	228	6.19%
Consulting expense	3,486	2,973	513	17.26%
Core deposit amortization	3,996	1,670	2,326	139.28%
Loss on sale of securities	1,462	—	1,462	100.00%
Merger and acquisition expenses	26,433	3,122	23,311	746.67%
Software maintenance	3,913	3,048	865	28.38%
Other noninterest expenses	31,887	28,332	3,555	12.55%
Total	$216,876	$161,578	$55,298	34.22%

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

•
The FDIC assessment expense decrease in 2019 was due to the Company benefiting from the small bank assessment credits allocated in conjunction with the Deposit Insurance Fund's attainment of a 1.38 percent reserve ratio, which resulted in no expense for the third quarter of 2019.

•	The core deposit amortization increase is due to the BHB acquisition, which resulted in a $19.9 million core deposit intangible.

•
The increase in merger and acquisition expenses in 2019 is primarily attributable to the BHB acquisition, with a small remainder associated with the MNB acquisition. The majority of these costs include severance, contract termination and integration costs. The majority of the merger and acquisition costs for the comparable 2018 period were contract terminations, severance and legal fees primarily associated with the MNB acquisition.

•	Software maintenance increased during 2019 due to the Company's continued investment in its technology infrastructure.

•	The increase in other noninterest expenses is primarily due to increases in the loss on sale of securities, marketing costs, debit card expense, card issuance costs and internet banking expenses.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 21 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
	(Dollars in thousands)
Combined federal and state income tax provision	$17,036	$9,969	$38,565	$26,046
Effective income tax rate	24.73%	23.19%	24.68%	22.12%
Blended statutory tax rate	28.24%	28.22%	28.24%	28.22%

The Company's blended statutory and effective tax rates in 2019 are comparable to the year ago periods. The effective tax rate for the current quarter reflects fewer tax credits associated with the New Market Tax Credit program as compared to the year ago period as well as higher pre-tax income amounts.  The effective tax rates in the table above are lower than the blended statutory tax rates due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in low income housing project investments.

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

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2036, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $75.5 million, of which $54.8 million has been funded as of September 30, 2019. It is expected that the limited partnership investments will generate a net tax benefit of approximately $1.6 million for the full calendar year of 2019 and a total of $32.6 million over the remaining life of the investments from the combination of the tax credits and operating losses.

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
Strategic and Reputation Risk  Strategic and reputation risk is the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, and failure to assess current and new opportunities and threats in business, markets, and products. Management seeks to mitigate strategic and reputational risk through annual strategic planning, frequent executive review of strategic plan progress, ongoing competitive and technological observation, assessment processes of new product, new branches, and new business initiatives, adherence to ethical standards, a philosophy of customer advocacy, a structured process of customer complaint resolution, and ongoing reputational monitoring, crisis management planning, and management tools.

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
Based upon the net interest income simulation models, the Company currently forecasts that the Bank’s assets re-price faster than the liabilities. As a result, the net interest income of the Bank will benefit as market rates increase, and contract if market rates decrease. The Company runs several scenarios to quantify and effectively assist in managing this position. These scenarios include instantaneous parallel shifts in market rates as well as gradual (12-24 months) shifts in market rates, and may also include other alternative scenarios as management deems necessary, given the interest rate environment.
The results of all scenarios and the impact to net interest income are outlined in the table below:
Table 22 - Interest Rate Sensitivity

	September 30
	2019		2018
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(3.2)%	(7.3)%	(6.5)%	(7.0)%
+100	3.2%	4.1%	4.3%	9.4%
+200	5.9%	8.8%	8.0%	15.0%
+300	8.4%	13.3%	11.8%	21.0%
+400	10.9%	17.6%	15.6%	26.7%

Gradual rate shifts (basis points)
-100 over 12 months	(1.2)%	(6.3)%	(2.7)%	(5.7)%
+200 over 12 months	2.7%	7.3%	3.9%	13.7%
+400 over 24 months	2.7%	9.5%	3.9%	17.3%

Alternative scenarios
Yield Curve Twist	1.0%	4.7%	n/a	n/a
Flat up 200 basis points scenario	n/a	n/a	3.9%	12.9%

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

The most significant factors affecting market risk exposure of the Company’s net interest income during the nine months ended September 30, 2019 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate and LIBOR rates, and the interest rates being offered on long-term fixed rate loans.

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
Management maintains an Asset Liability Committee to manage liquidity risk. The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which analyzes the relationship between liquid assets plus available funding at the FHLB, less short-term liabilities relative to total assets, was within policy limits at September 30, 2019. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 23 - Sources of Liquidity

	September 30, 2019		December 31, 2018
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$70,708	$1,688,708	$147,806	$953,539
Federal Reserve Bank of Boston (2)	—	963,280	—	705,242
Unpledged Securities	—	826,889	—	691,383
Line of Credit	—	50,000	—	—
Long-term borrowing (3)	74,894	—	—	—
Junior subordinated debentures (3)	62,848	—	76,173	—
Subordinated debt (3)	84,341	—	34,728	—
Reciprocal deposits (3)	211,003	—	180,514	—
Brokered deposits (3)	303,427	—	6,000	—
	$807,221	$3,528,877	$445,221	$2,350,164

(1)
Loans with a carrying value of $2.6 billion and $1.6 billion at September 30, 2019 and December 31, 2018, respectively, have been pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.

(2)
Loans with a carrying value of $1.6 billion and $1.2 billion at September 30, 2019 and December 31, 2018, respectively, have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

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
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet financial instruments during the three months ended September 30, 2019.
See Note 9, "Derivative and Hedging Activities" and Note 15, "Commitments and Contingencies" within Condensed Notes to Consolidated Financial Statements included in Item 1 for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended September 30, 2019. See Note 6 "Borrowings" within Condensed Notes to Consolidated Financial Statements included in Item 1.
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
Changes in Internal Controls over Financial Reporting. There were no changes in the Company's internal controls over financial reporting that occurred during the third quarter of 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At September 30, 2019, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2019:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
July 1 to July 31, 2019	—	$—	—	—
August 1 to August 31, 2019	—	$—	—	—
September 1 to September 30, 2019	43	$75.04	—	—
Total	43		—	—

(1)	Shares repurchased relate to the surrendering of shares in connection with the exercise and/or vesting of equity compensation grants to satisfy related tax withholding obligations.

(2)
As of September 30, 2019, the Company did not have a stock repurchase program or plan in place. On October 17, 2019, the Company announced that its Board of Directors authorized a share repurchase program of up to 1.5 million shares of the Company's common stock.

Item  3. Defaults Upon Senior Securities - None

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information - None

Item 6. Exhibits

Exhibit Index

No.	Exhibit

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	Furnished herewith

#	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

November 5, 2019	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

November 5, 2019	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)