Form 10-K
period 2019-12-31
INDEPENDENT BANK CORP
filed 2020-02-27
CIK 776901

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number:	1-9047

Independent Bank Corp.

(Exact name of registrant as specified in its charter)

MA	04-2870273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Office Address:	2036 Washington Street,	Hanover,	MA	02339
Mailing Address:	288 Union Street,	Rockland,	MA	02370
(Address of principal executive offices, including zip code)

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
Yes  ☒ No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No  ☒
As of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 28, 2019 was approximately $2,575,396,930.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. February 25, 2020 - 34,326,507

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders are incorporated into Part III, Items 10-14 of this Form 10-K. The 2020 definitive proxy statement will be filed within 120 days of December 31, 2019.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as "should," "expect," "believe," "view," "opportunity," "allow," "continues," "reflects," "typically," "usually," "anticipate," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under the "Risk Factors" section of this Annual Report on Form 10-K include, but are not limited to:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;

•	changes in market interest rates for interest earning assets and/or interest bearing liabilities;

•	adverse changes or volatility in the local real estate market;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio including those related to one or more large commercial relationships;

•	the effect of laws and regulations regarding the financial services industry;

•	changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to the Company’s business;

•	risks related to the discontinuation of LIBOR and alternative reference rates;

•	increased competition in the Company’s market area;

•	inability to retain customers and employees, including those acquired in recent acquisitions;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	the inability to realize expected synergies from merger transactions in the amounts or in the time frames anticipated;

•	a deterioration in the conditions of the securities markets;

•	a deterioration of the credit rating for U.S. long-term sovereign debt;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax expense, resulting from failure to comply with general tax laws or changes in tax laws;

•	inability to adapt to changes in information technology, including changes to industry accepted delivery models driven by a migration to the internet as a means of service delivery;

•	electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;

•	cyber security attacks or intrusions that could adversely impact our businesses; and

•	adverse changes in consumer spending and savings habits;

•	additional regulatory oversight and additional costs associated with the Company's increase in assets to over $10 billion;

•
changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters including, but not limited to, changes to how the Company accounts for credit losses;

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

PART I

ITEM 1. BUSINESS

General
Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company ("Rockland Trust" or the "Bank"), a Massachusetts trust company chartered in 1907. Rockland Trust is a community-oriented commercial bank, and the community banking business is the Company’s only reportable operating segment. The community banking business is managed as a single strategic unit and derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings, and time deposits, and investment management. At December 31, 2019, the Company had total assets of $11.4 billion, total deposits of $9.1 billion, stockholders’ equity of $1.7 billion, and 1,348 full-time equivalent employees.

On April 1, 2019, the Company completed the acquisition of Blue Hills Bancorp, Inc., parent of Blue Hills Bank (collectively "BHB"). The transaction qualified as a tax-free reorganization for federal income tax purposes and provided a tax-free exchange to Blue Hills Bancorp, Inc. stockholders with respect to the common stock received in the merger. For each share of Blue Hills Bancorp, Inc. common stock, stockholders had the right to receive $5.25 in cash and 0.2308 shares of the Company's common stock, with cash paid in lieu of fractional shares. Total consideration of $661.3 million consisted of 6,166,010 shares of the Company's common stock issued, as well as $161.6 million in cash, inclusive of cash in lieu of fractional shares.
The Company is currently the sponsor of Independent Capital Trust V, a Delaware statutory trust, Central Bancorp Capital Trust I, a Delaware statutory trust, and Central Bancorp Statutory Trust II, a Connecticut statutory trust, each of which was formed to issue trust preferred securities. The Company is also currently a sponsor of East Main Street Trust I, a Delaware statutory trust that is in the process of being dissolved, as all outstanding debentures were redeemed in 2019. These statutory trusts are not included in the Company's consolidated financial statements in accordance with the requirements of the consolidation topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC").
As part of the BHB acquisition, the Company acquired a subsidiary, Blue Hills Funding Corporation, a Massachusetts corporation formed to fund the former Blue Hills Bancorp Employee Stock Ownership Plan ("BHB ESOP"). The BHB ESOP is in the process of being terminated. Once terminated, Blue Hills Funding Corporation will be dissolved by the Company. This entity is wholly owned by the Company and included in the Company’s consolidated financial statements.
As of December 31, 2019, the Bank had the following corporate subsidiaries, all of which were wholly owned by the Bank and included in the Company’s consolidated financial statements:

•
Six Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., Taunton Avenue Securities Corp., Goddard Ave Securities Corp., MFLR Securities Corporation, and BH Security Corporation;

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

Periodically, Compass Exchange Advisors LLC, a wholly owned subsidiary of the Bank, acts as an Exchange Accommodation Titleholder ("EAT") in connection with customers' like-kind exchanges under Section 1031 of the Internal Revenue Code. When Compass Exchange Advisors LLC provides EAT services, it establishes an EAT entity to hold title to property for its customers for up to 180 days in accordance with Internal Revenue Service guidelines. EAT entities are considered the property owner solely for federal income tax purposes, and in no other instances, in order to facilitate a customer's like kind exchange. A typical EAT entity is a Massachusetts corporation whose directors are all Rockland Trust officers and which has Compass Exchange Advisors LLC as its sole shareholder. The EAT entity owns all of the membership interest in a LLC which holds title to the property and is managed by the customer. All financial benefits and burdens of property ownership are borne by the customer. EAT entities are therefore not consolidated onto Compass Exchange Advisors LLC's balance sheet in accordance with requirements of the consolidation topic of the ASC.

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

Lending Activities
The Bank’s gross loan portfolio (loans before allowance for loan losses) amounted to $8.9 billion on December 31, 2019, or 77.9% of total assets. The Bank classifies loans as commercial, consumer real estate, or other consumer. Commercial loans consist of commercial and industrial loans, asset-based loans, commercial real estate, commercial construction, and small business loans. Commercial and industrial loans generally consist of loans to customers with credit needs in excess of $250,000 and revenue in excess of $2.5 million, and are made for working capital and other business-related purposes and floor plan financing. Asset-based loans consist primarily of revolving lines of credit but also include term loans. Asset-based revolving lines of credit are typically structured as committed lines with terms of three to five years, have variable rates of interest, and are collateralized by accounts receivable and inventory. Asset-based term loans are typically secured by owner occupied commercial real estate and machinery and equipment. Commercial real estate loans are comprised of commercial mortgages, including mortgages for construction purposes that are secured by nonresidential properties, multifamily properties, or one-to-four family rental properties. Small business loans, including real estate loans, generally consist of loans to businesses with commercial credit needs of less than or equal to $250,000 and revenues of less than $2.5 million. Consumer real estate consists of residential mortgages and home equity loans and lines of credit that are secured primarily by owner-occupied residences and mortgages for the construction of residential properties. Other consumer loans are mainly personal loans.
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
Other Real Estate Owned ("OREO") includes real estate properties, which have primarily served as collateral to secure loans, that are controlled or owned by the Bank.
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
Loans are approved based upon a hierarchy of authority, predicated upon the size of the loan. Levels within the hierarchy of lending authorities range from individual lenders to the Executive Committee of the Board of Directors. In accordance with federal and state banking law, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $348.3 million at December 31, 2019, which is the Bank’s legal lending limit. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $261.2 million at December 31, 2019, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s self-imposed restrictive limit. The Bank’s largest relationship as of December 31, 2019 consisted of 8 loans with an aggregate exposure of $99.8 million.
The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Currently, the Bank sells the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. In the past, the Bank may have opted to sell loans and retain the servicing. In these instances, a mortgage servicing rights asset would have been recognized. As part of its asset/liability management strategy, the Bank may opt to retain certain adjustable rate and fixed rate residential real estate loan originations for its portfolio. During 2019, the Bank originated $826.5 million in residential real estate loans, of which $193.9 million were retained in its portfolio.
Participation Loans From time to time, the Bank may purchase or sell participating interests in commercial loans to reposition its loan portfolio with the objectives of diversifying credit risk, growing earning assets and/or increasing liquidity. The Bank’s approach to underwriting and approving participation loans, both purchased and sold, is consistent with its underwriting and approval policies and procedures for non-participated loans originated by the Bank. For participation loans purchased by the Bank, prior to deciding to purchase a participating interest in the loan, the Bank completes its own credit analysis that is independent of the lead or agent bank’s analysis of the offering. For loans originated by the Bank where it sells participating interests, the Bank will generally retain the lead servicing position for the loan. As of December 31, 2019, the unamortized balance of participation loans purchased was $767.2 million, while the sold portion of the unamortized balance of participation loans originated and sold totaled $201.4 million.

Loan Portfolio    The following table shows the balance of the loans, the percentage of the gross loan portfolio, and the percentage of total interest income that the loans generated, by category, for the fiscal years indicated:

	As of	% of Total Loans	% of Total Interest Income Generated For the Years Ended December 31,
	December 31, 2019		2019	2018	2017
	(Dollars in thousands)
Commercial	$6,119,185	69.0%	66.8%	67.1%	67.0%
Consumer real estate	2,724,367	30.7%	24.7%	23.6%	24.0%
Other consumer	30,087	0.3%	0.5%	0.3%	0.3%
Total	$8,873,639	100.0%	92.0%	91.0%	91.3%
Commercial Loans    Commercial loans consist of commercial and industrial loans, asset-based loans, commercial real estate loans, commercial construction loans and small business loans. The Bank offers secured and unsecured commercial loans for business purposes. Commercial loans may be structured as term loans or as revolving/nonrevolving lines of credit, and include overdraft protection, credit cards, and automatic clearinghouse ("ACH") exposure. These loans may be collateralized by either owner or nonowner-occupied commercial mortgages.
The following pie chart shows the diversification of the commercial and industrial portfolio as of December 31, 2019:

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average loan size	$315
Largest individual commercial and industrial loan outstanding	$29,155
Commercial and industrial nonperforming loans/commercial and industrial loans	1.62%
Commercial and industrial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial and industrial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial and industrial term loans have fixed rates of interest and are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principal owners of the borrower for its commercial and industrial loans. At December 31, 2019, there were $518.1 million of term loans in the commercial and industrial loan portfolio.

Collateral for commercial and industrial revolving lines of credit, including asset-based lines, may consist of accounts receivable, inventory, or both, as well as other business assets. Commercial revolving lines of credit and asset based lines generally are reviewed on an annual basis and usually require either a borrowing base formula or substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2019, there were $877.0 million of revolving lines of credit in the commercial and industrial loan portfolio.
Also included in the commercial and industrial portfolio are personal vehicles such as automobiles, boats, or recreational vehicles, and also dealer floor plan financing. Floor plan loans are secured by the automobiles, boats, or other vehicles which constitute the dealer’s inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer’s inventory for an extended period, the Bank requires the dealer to pay down the outstanding balance associated with such unit. Contractors hired by the Bank make unannounced periodic inspections of each dealer to review the condition of the underlying collateral and ensure that each unit that the Company has financed is accounted for. At December 31, 2019, there were $101.6 million in floor plan loans, all of which have variable rates of interest.
Small business lending caters to all of the banking needs of businesses with commercial credit requirements and revenues typically less than or equal to $250,000 and $2.5 million, respectively, and uses partially automated loan underwriting capabilities. Additionally, the Company makes use of the Bank’s authority as a preferred lender with the U.S. Small Business Administration ("SBA"). At December 31, 2019, there were $42.2 million of SBA guaranteed loans in the commercial and industrial and commercial real estate loan categories, and $11.9 million of SBA guaranteed loans in the small business loan category.
The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration. The Bank believes this portfolio is well diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums.

The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2019:

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$1,041
Largest individual commercial real estate mortgage outstanding	$32,000
Commercial real estate nonperforming loans/commercial real estate loans	0.07%
Owner occupied commercial real estate loans/commercial real estate loans	14.5%
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
Also included in the commercial real estate portfolio are industrial developmental bonds. The Bank owns certain bonds issued by various state agencies, municipalities and nonprofit organizations that it categorizes as loans. This categorization is made on the basis that another entity (i.e. the Bank’s customer), not the issuing agency, is responsible for the payment to the Bank of the principal and interest on the debt. Furthermore, credit underwriting is based solely on the credit of the customer (and guarantors, if any), the banking relationship is with the customer and not the agency, there is no active secondary market for the bonds, and the bonds are not available for sale, but are intended to be held by the Bank until maturity. Therefore, the Bank believes that such bonds are more appropriately characterized as loans, rather than securities. At December 31, 2019, the balance of industrial development bonds was $79.6 million.
Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing properties. Nonpermanent construction loans generally have terms of at least six months, but not more than two years. They usually do not provide for amortization of the loan balance during the construction term. The majority of the Bank’s commercial construction loans have floating rates of interest. At December 31, 2019, the commercial construction portfolio amounted to $547.3 million.
Construction loans are generally considered to present a higher degree of risk than permanent real estate loans and may be affected by a variety of factors, such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. Other construction-related risks may include market risk, that is, the risk that "for-sale" or "for-lease" units may not be absorbed by the market within a developer’s anticipated time frame or at a developer’s anticipated price. When the Company enters into a loan agreement with a borrower on a construction loan, an interest reserve may be included in the amount of the loan commitment to the borrower and it allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan. The interest may be capitalized and added to the loan balance. Management actively tracks and monitors these accounts.
Consumer Real Estate Loans    The Bank’s consumer real estate loans consist of loans and lines secured by one to four family residential properties. The consumer real estate loans are broken out as follows:
The Bank originates both fixed-rate and adjustable-rate residential real estate loans. The Bank will lend up to 97% of the lesser of the appraised value of the residential property securing the loan or the purchase price, and generally requires borrowers to obtain private mortgage insurance when the amount of the loan exceeds 80% of the value of the property. In certain instances for loans that qualify for the Fannie Mae Home Affordable Refinance Initiative and other similar programs, the Bank will lend up to 105% of the appraised value of the residential property, and such loans are then subsequently sold by the Bank. The rates of these loans are typically competitive with market rates. The Bank’s residential real estate loans are generally originated under terms, conditions and documentation which permit sale in the secondary market. In order to protect the properties securing its residential and other real estate loans, the Bank requires title insurance protecting the priority of its mortgage lien, as well as fire, extended casualty, and flood insurance, when necessary. Independent appraisers assess properties securing all of the Bank’s first mortgage real estate loans, as required by regulatory standards.
Home equity loans and lines may be made as fixed rate term loans or under variable rate revolving lines of credit secured by a first or second mortgage on the borrower’s residence or second home. At December 31, 2019, 57.3% of the home equity portfolio was in first lien position and 42.7% of the portfolio was in a subordinate position. At December 31, 2019, $420.7 million, or 37.1%, of the home equity portfolio was comprised of term loans and $713.1 million, or 62.9%, of the home equity portfolio was comprised of revolving lines of credit. The Bank will typically originate home equity loans and lines in an amount up to 80% of the appraised value, hybrid valuation methods or automated valuation methods, reduced for any loans outstanding that are secured by such collateral. Home equity loans and lines are underwritten in accordance with the Bank’s loan policy, which includes a combination of credit history, loan-to-value ("LTV") ratio, employment history and debt-to-income ratio.
The Bank periodically supplements performance data with current Fair Isaac Corporation ("FICO") and LTV estimates. Current FICO data is purchased and typically appended to all consumer loans on a quarterly basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios. Use of re-score and re-value data enables the Bank to better understand the current credit risk associated with these loans, but is not the only factor relied upon in determining a borrower’s creditworthiness. See Note 4, "Loans, Allowance for Loan Losses and Credit Quality" within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information regarding FICO and LTV estimates.
Other Consumer Loans    Other consumer loans primarily consist of investment management secured lines of credit, installment loans and overdraft protection.

Investment Activities
The Bank’s securities portfolio primarily consists of U.S. government agency securities, agency mortgage-backed securities, agency collateralized mortgage obligations, and small business administration pooled securities. Also included in the Company's security portfolio are trading and equity securities related to certain employee benefit programs. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than noninsured or nonguaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy ( the "Investment Policy") approved by the Board of Directors. Two members of the Asset-Liability Committee of the Bank ("ALCO"), one of whom must be the Chief Executive Officer or the Chief Financial Officer, must approve purchases or sales, between meetings. These purchases are subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s ALCO, or its appointee, is required to evaluate any purchase from the standpoint of overall diversification of the portfolio. At December 31, 2019, the Company's securities totaled $1.2 billion, and generated interest and dividends of 7.3%, 8.2%, and 8.1% of total interest income for the fiscal years ended December 31, 2019, 2018, and 2017, respectively. The Company reviews its security portfolio for impairment and to evaluate collection of principal and interest. If any securities are deferring interest payments, as they may be contractually entitled to do, the Company would place these securities on nonaccrual status and reverse any accrued but uncollected interest.

Sources of Funds
Deposits    At December 31, 2019, total deposits were $9.1 billion. Deposits obtained through the Bank’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from consumers, businesses, and municipalities. The Bank offers a range of demand deposits, interest checking, money market accounts, savings accounts, and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, its electronic banking options, and its interest rates, all of which are generally competitive with those of competing financial institutions. Additionally, the Bank has a municipal banking department that focuses on providing core depository services to local municipalities. Municipal deposits totaled $628.1 million as of December 31, 2019.
The Company also participates in the Promontory Interfinancial Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market and amounted to $211.2 million and $180.5 million, at December 31, 2019 and December 31, 2018. During the second quarter of 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act ("EGRRCPA") was promulgated and determined that reciprocal deposits, such as those acquired through the Promontory Interfinancial Network, were no longer to be treated as brokered deposits. Accordingly, these amounts are no longer included in the total brokered amounts reported by the Company.
    In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the Promontory Interfinancial Network, which amounted to $281.8 million and $6.0 million at both December 31, 2019 and December 31, 2018.

Rockland Trust’s ninety-seven branch locations feature expanded use of video-tellers, and are supplemented by internet and mobile banking services as well as automated teller machine ("ATM") cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and fourteen additional remote ATM locations. The ATM cards and debit cards also allow customers access to a variety of national and international ATM networks. The Bank's mobile banking services give customers the ability to use a variety of mobile devices to check balances, track account activity, pay bills, search transactions, and set up alerts for text or e-mail messages for changes in their account. Customers can also transfer funds between Rockland Trust accounts, deposit checks into their account, and identify the nearest branch or ATM directly from their mobile device.
Borrowings    As of December 31, 2019, total borrowings were $303.1 million. Borrowings consist of short-term and long-term obligations and may consist of Federal Home Loan Bank ("FHLB") advances, federal funds purchased, securities sold under repurchase agreements, and junior subordinated debentures.
Rockland Trust is a member of the FHLB of Boston. The primary reason for FHLB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage liquidity and interest rate risk. As a member of the FHLB of Boston, the Bank is required to purchase stock in the FHLB. Accordingly, the Company had invested $14.4 million in FHLB stock and had $115.7 million outstanding in FHLB borrowings with original maturities ranging from less than 3 months to 20 years at December 31, 2019. In addition, the Bank had $1.6 billion of borrowing capacity remaining with the FHLB at December 31, 2019, inclusive of a $5.0 million line of credit.
Also included in borrowings at December 31, 2019 were $62.8 million of junior subordinated debentures, which are inclusive of unamortized fair value marks associated with previous acquisitions and net of unamortized issuance costs. Total borrowings also includes $49.6 million of subordinated debt, net of unamortized issuance costs. These instruments provide long-term funding as well as regulatory capital benefits.
See Note 8, "Borrowings" within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.

Investment Management
The Rockland Trust Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.
Accounts maintained by the Rockland Trust Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2019, the Investment Management Group generated gross fee revenues of $25.9 million. Total assets under administration as of December 31, 2019 were $4.6 billion, of which $4.2 billion was related to managed accounts. The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to both institutional and high net worth clients. As of December 31, 2019 there were assets under administration of $342.2 million, relating to the Company's registered investment advisor, included in the amounts above.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.
The Bank has an agreement with LPL Financial ("LPL") and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients. For the year ended December 31, 2019, the retail investments and insurance group generated gross fee revenues of $2.8 million.

Regulation
The following discussion sets forth certain material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the Company’s business. The laws and regulations governing the Company and the Bank that are described in the following discussion generally have been promulgated to offer protection to customers, including depositors and borrowers and not for the purpose of protecting stockholders.
General    The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and as such is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Rockland Trust is subject to regulation and examination by the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner") and the FDIC.
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
Capital Requirements    The Federal Reserve has established rules covering a capital framework for U.S. banking organizations, referred to herein as the "Rules". The FDIC has adopted substantially identical rules.

Under the Rules, the minimum capital ratios for the Company and the Bank are as follows:

• 4.5% Common Equity Tier 1 ("CET1") to risk-weighted assets.
• 6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.
• 8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.
• 4.0% Tier 1 leverage capital ratio.

The Rules also require the Company and the Bank to maintain a "capital conservation buffer" in an amount greater than 2.5%, on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that meet the minimum capital requirements of 4.5%, 6.0% and 8.0% for CET1, Tier 1 and Total capital, respectively, but fall below the capital conservation buffer, will face constraints on capital distributions and discretionary bonus payments to executive officers based on the amount of the shortfall. The capital conservation buffer effectively increases the minimum CET1 capital ratio to 7.0%, the minimum Tier 1 risk-based capital ratio to 8.5%, and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers. The Company and the Bank maintain all capital ratios above the required capital conservation buffer of 2.5%.

The Rules provided for a number of complex deductions from and adjustments to CET1 and its various capital components.

With respect to the Bank, the Rules also revised the "prompt corrective action" regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) requiring a leverage ratio of 5% to be well-capitalized (as compared to the previously required leverage ratio of 3 or 4%). The Rules did not change the total risk-based capital requirement for any "prompt corrective action" category. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions under the Rules will exceed the ratios to be considered well-capitalized under the "prompt corrective action" regulations.

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
The Company is currently in compliance with the above-described regulatory capital requirements. See Note 21, "Regulatory Matters" within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information.
FDIC Deposit Insurance    The Bank's deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund, which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000.

The Bank is currently assessed a deposit insurance charge from the FDIC based upon the Bank's overall assessment base multiplied by an assessment rate, determined in part from five established risk categories. The Bank's assessment base is defined as average consolidated total assets minus average tangible equity, adjusted for the impact of the risk category factors. During 2019, the Company expensed $1.4 million related to this assessment. The Company benefited from the small bank assessment credits allocated in conjunction with the Deposit Insurance Fund's attainment of 1.38 percent reserve ratio, which resulted in no expense during the third and fourth quarters of 2019.
Community Reinvestment Act ("CRA")    Pursuant to the CRA and similar provisions of Massachusetts law, regulatory authorities review the performance of the Company and the Bank in meeting the credit needs of the communities served by the Bank. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of new branches, branch relocations, the engagement in certain additional financial activities under the GLBA, and acquisitions of banks and bank holding companies. The FDIC and the Massachusetts Division of Banks have assigned the Bank a CRA rating of 'Satisfactory' as of the latest examination.
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
Office of Foreign Assets Control Regulation ("OFAC")    The U.S. Treasury Department’s "OFAC" administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. The Company and the Bank are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
Regulation W    Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules, but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank and its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

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
New Markets Tax Credit Program    The New Markets Tax Credit Program was created in December 2000 under federal law to provide federal tax incentives to induce private-sector, market-driven investment in businesses and real estate development projects located in low-income urban and rural communities across the nation. The New Markets Tax Credit Program is part of the United States Department of the Treasury Community Development Financial Institutions Fund. The New Markets Tax Credit Program enables investors to acquire federal tax credits by making equity investments for a period of at least seven years in qualified community development entities, which have been awarded tax credit allocation authority by, and entered into an allocation agreement with, the United States Treasury. Community development entities must use equity investments to make loans to, or other investments in, qualified businesses and individuals in low-income communities in accordance with New Markets Tax Credit Program criteria. Investors receive an overall tax credit equal to 39% of their total equity investment, credited at a rate of 5% in each of the first 3 years and 6% in each of the final 4 years. More information on the New Markets Tax Credit Program may be obtained at www.cdfifund.gov. (The Company has included the web address only as inactive textual references and does not intend it to be an active link to the New Markets Tax Credit Program's website.) For further details about the Bank’s New Markets Tax Credit Program, see the paragraph entitled "Income Taxes" included in Item 7 below.
Dodd-Frank Wall Street Reform and Consumer Protection Act    During 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). This significant law affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.
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

•
requires publicly traded companies to give stockholders a nonbinding vote on executive compensation and so-called "golden parachute" payments. The Company provides its shareholders with the opportunity to vote on executive compensation every year.

•
broadened the scope of derivative instruments, and the Company is subject to increased regulation of its derivative business, including record-keeping, reporting requirements, and heightened supervision.

•
created a new Consumer Financial Protection Bureau ("CFPB") with broad powers to supervise and enforce consumer protection laws. As the Bank has now surpassed the $10 billion in assets threshold, it now is also subject to CFPB regulatory supervision and enforcement.  While it will continue to be examined for compliance with consumer protection regulations by both the FDIC and the Massachusetts Division of Banks ("DOB"), it will now also be similarly monitored and assessed by the CFPB.

•	debit card and interchange fees must be reasonable and proportional to the issuer’s cost for processing the transaction.
Under the Durbin Amendment contained in the Dodd-Frank Act, the Federal Reserve adopted rules that apply to banks with more than $10 billion in assets, which established a maximum permissible interchange fee equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. As the Bank has now surpassed the $10 billion in assets threshold, it is now subject to the previously described interchange fee cap beginning in July of 2020. The Company anticipates a reduction in interchange income of $5.0 million to $5.5 million over the second half of 2020 as a result of the fee cap.
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

The Federal Reserve reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements.

Volcker Rule The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in "proprietary trading" and (ii) investing in or sponsoring certain types of investment funds (defined as "Covered Funds"). The rule also effectively prohibits short-term trading strategies and prohibits the use of some hedging strategies. The Company has no investments that met the definition of Covered Funds under the foregoing rules.

Consumer Protection Regulations As a financial institution with more than $10 billion in assets, the Bank is supervised by the Consumer Financial Protection Bureau (“CFPB”) for consumer protection purposes. The CFPB’s regulation of the Bank is focused on risks to consumers and compliance with the federal consumer financial laws and includes regular examinations of the Bank. The CFPB, along with the Department of Justice and bank regulatory authorities also seek to enforce discriminatory lending laws. In such actions, the CFPB and others have used a disparate impact analysis, which measures discriminatory results without regard to intent. Consequently, unintentional actions by the Bank could have a material adverse impact on our lending and results of operations if the actions are found to be discriminatory by our regulators.

The Bank is subject to federal consumer protection statutes and regulations promulgated under those laws, including, but not limited to the following:

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

•
The Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
Electronic Funds Transfer Act and Regulation E, governing electronic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

The CFPB examines the Bank's compliance with such laws and the regulations under them.
Regulation E    Federal Reserve Regulation E governs electronic fund transfers and provides a basic framework that establishes the rights, liabilities, and responsibilities of participants in electronic fund transfer systems such as automated teller machine transfers, telephone bill-payment services, point-of-sale terminal transfers in stores, and preauthorized transfers from or to a consumer’s account (such as direct deposit and social security payments). The term "electronic fund transfer" generally refers to a transaction initiated through an electronic terminal, telephone, computer, or magnetic tape that instructs a financial institution either to credit or to debit a consumer’s asset account. Regulation E describes the disclosures that financial institutions are required to make to consumers who engage in electronic fund transfers and generally limits a consumer’s liability for unauthorized electronic fund transfers, such as those arising from loss or theft of an access device, to $50 for consumers who notify their bank in a timely manner.
London Interbank Offered Rate    Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate ("LIBOR") based on observable market transactions because of the probable phase-out of LIBOR. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next two years. Although the full impact of a transition, including the potential or actual discontinuance of LIBOR publication, remains unclear, this change may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in the Company’s financial assets and liabilities. A transition away from LIBOR may also require extensive changes to the contracts that govern these LIBOR-based products, as well as the Company’s systems and processes. The Company is currently in the process of reviewing its contracts and existing processes in order to assess the risks and potential impact of the transition.
Employees
As of December 31, 2019, the Bank had 1,348 full-time equivalent employees. None of the Company’s employees are represented by a labor union and management considers its relationship with employees to be good.

Statistical Disclosure by Bank Holding Companies
The statistical disclosure relating to Independent Bank Corp. required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," is included in the section of Independent Bank Corp.'s 2019 SEC Form 10-K captioned, Selected Financial Data in Item 6 hereof , Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and Note 8, "Borrowings" within Notes to the Consolidated Financial Statements included in Item 8 hereof, if applicable.

Available Information
Under Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company must file periodic and current reports with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all reports filed electronically may be accessed. Additionally, the Company’s SEC filings and additional shareholder information are available free of charge on the Company’s website: www.RocklandTrust.com (within the Investor Relations section). Information contained on the Company’s website and the SEC website is not incorporated by reference into this Form 10-K. (The Company has included its web address and the SEC website address only as inactive textual references and does not intend them to be active links to the Company's website or the SEC website.) The Company’s Code of Ethics and other Corporate Governance documents are also available on the Company’s website in the Investor Relations section of the website.

ITEM 1A. RISK FACTORS
Changes in interest rates and other factors could adversely impact the Company’s financial condition and results of operations.    The Company’s ability to make a profit, like that of most financial institutions, substantially depends upon its net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. However, certain assets and liabilities may react differently to changes in market interest rates. Further, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag behind. Additionally, some assets such as adjustable-rate mortgages have features, such as rate caps and floors, which restrict changes in applicable interest rates. The Federal Reserve acted to decrease interest rates three times in 2019 and may act to implement further rate changes in the coming year.
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
Potential sovereign debt defaults may severely impact global and domestic economies and may lead to significantly tighter liquidity and impact the availability of credit. Economic growth may slow down and the national or global economy may experience additional downturns, including recessionary periods. Market disruption, including potential disruption resulting from the United Kingdom's decision to exit the European Union known as "Brexit," government and central bank policy actions designed to counteract the effects of recession, changes in investor expectations regarding compensation for market risk, credit risk and liquidity risk and changing economic data could impact both the volatility and magnitude of the directional movements of interest rates. Although the Company pursues an asset/liability management strategy designed to manage its risk arising from changes in interest rates, the Company's strategy may not be fully effective, or may be effective in part, and changes in market interest rates can have a material adverse effect on the Company’s profitability.
If the Company experiences loan losses at a level higher than anticipated in the Company's models, its earnings could materially decrease.    The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment or cover losses. If loan customers fail to repay loans according to the terms of the loans, the Company may experience significant credit losses that could have a material adverse effect on its operating results and capital ratios. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of borrowers, the value of the real estate and other assets serving as collateral for the repayment of loans, and the enforceability of its loan documents. In determining the amount of the allowance for loan losses, the Company, in addition to assessing the collectability of its loan portfolio, relies on experience and evaluation of economic conditions. If the assumptions underlying the determination of its allowance for loan losses prove to be incorrect, the current allowance for loan losses may not be sufficient to cover losses inherent in the Company's loan portfolio and an adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. A problem with one or more loans could require the Company to significantly increase the level of its allowance for loan losses. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require it to increase its allowance for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease the Company’s net income.
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
A significant portion of the Company’s loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect the Company’s asset quality and the profitability of loans secured by real property and increase the number of defaults and the level of losses within the Company’s loan portfolio. The real estate collateral securing the Company's loans provides an alternate source of repayment in the event of default by the borrower. Should real estate values deteriorate during the time the credit is extended, the Company is potentially exposed to greater losses. A downturn in the real estate market in the Company’s primary market areas could result in an increase in the number of borrowers who default on loans and a reduction in the value of the collateral securing loans, which in turn could have an adverse effect on the Company’s profitability and asset quality. Further, if the Company is required to liquidate collateral securing a loan to satisfy the related debt during a period of reduced real estate values, the Company may experience higher loan losses than expected and its earnings and shareholders’ equity could be adversely affected. Any declines in real estate prices in the Company’s primary markets may also result in increases in delinquencies and losses in its loan portfolios. Unanticipated decreases in real estate prices coupled with a prolonged economic downturn and elevated levels of unemployment could drive loan losses beyond the level provided for in the Company’s allowance for loan losses. If this occurs, the Company’s earnings could be adversely affected.
The Company operates in a highly regulated environment and may be adversely impacted by changes in law, regulations, and accounting policies.    The Company is subject to extensive regulation, supervision and examination. See "Regulation" in Item 1 Business. Any change in the laws or regulations or failure by the Company to comply with applicable law and regulation, or a change in regulators’ supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve, other state or federal regulators, the U.S. Congress, or the Massachusetts legislature could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows. Changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters, could also impact the Company’s financial results.
The impact of changes to the Internal Revenue Code or federal, state or local taxes may adversely affect the Company’s financial results or business.  The Company is subject to changes in tax law that could impact the Company's effective tax rate.  Tax law changes may or may not be retroactive to previous periods and could negatively affect the current and future financial performance of the Company.  The full impact of the Tax Cuts and Jobs Act (the "Tax Act"), which was enacted in 2017, remains uncertain, though the continuation of the current economic expansion provides some evidence of a positive effect.  The Company's customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act and those effects, whether positive or negative, may have a corresponding impact on the Company's business and the economy as a whole.  Some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. In addition, certain limitations on the federal income tax deductibility of business interest expense for certain customers could effectively increase the cost of borrowing and make equity or hybrid funding relatively more attractive, which could have a long-term negative impact on the Company's lending volume. Additionally, the tax benefits resulting from the Tax Act could be repealed as a result of future political or regulatory actions. There is no assurance that the current or anticipated benefits of the Tax Act will be realized in future periods.
Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect the Company’s business, financial condition, or results of operations.  On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. The Company has loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. Although the Company has incorporated LIBOR replacement language in many of its governing documents, the transition to a new rate could impact the Company's Market Risk profile and will require changes to risk and pricing models, valuation tools, product design and hedging strategies. The Company is evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but is not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on the Company’s business, financial condition, or results of operations.
The Company has strong competition within its market area which may constrain the Company’s ability to grow and achieve profitability.    The Company faces significant competition both in attracting deposits and in the origination of loans. See "Market Area and Competition" in Item 1 hereof, Business. Mergers and acquisitions of financial institutions within the Company’s market area may occur, which could add more competitive pressure as the Company would be competing with the resultant larger financial institutions with greater financial resources on a combined basis. Additionally, the Company's market share and income may be adversely affected by its inability to successfully compete against larger and more diverse financial service providers. If the Company is unable to compete effectively, it may lose market share or fail to maintain its market share, and income generated from loans, deposits, and other financial products may decline.
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
Part of the Company’s business strategy is growth through acquisitions, and the failure to execute effectively on acquisitions could have an impact on its earnings and results of operations.    While focusing on organic growth, the Company's strategy also includes, in part, growth through acquisitions. The Company may not be able to identify suitable acquisition candidates, or complete acquisitions. Further, the success of any acquisition depends on the ability to effectively integrate the acquired business, including integrating operations and achieving synergies and cost efficiencies. Acquisitions can be disruptive as they result in diversion of management's attention from other business activities and can consume significant executive and employee resources as the Company integrates the target's operations and functional business into its operations and business. The Company may experience complications or delays while integrating. In addition, once integrated, acquired businesses may not achieve levels of expected profitability or profitability comparable to those achieved by the Company’s existing operations, or otherwise may not perform as expected. Further acquisitions involve numerous risks, including lower than expected performance or higher than expected costs, potential dilution of stockholder value, changes in relationships with customers, and the potential loss of key employees. In addition, the Company may not be successful in mitigating deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and the Company may not be able to acquire other institutions on acceptable terms. The ability to grow may be limited if the Company is unable to successfully make acquisitions in the future.
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
Impairment of goodwill and/or intangible assets could require charges to earnings, which could result in a negative impact on the Company's results of operations.    Goodwill arises when the Company acquires a business for an amount greater than the net fair value of the assets of the acquired business. The Bank has recognized goodwill as an asset on the balance sheet in connection with several acquisitions. Goodwill is an intangible asset. When an intangible asset is determined to have an indefinite useful life, it is not amortized, and instead is evaluated for impairment. The Company conducts goodwill impairment tests annually, or more frequently if necessary. The Company evaluates goodwill using a qualitative or two-step impairment testing approach. A significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in a finding of impairment of goodwill or other intangible assets. If the Company were to conclude that a future write-down of goodwill or other intangible assets is necessary, then the Company would record the appropriate charge to earnings, which could have material adverse effect on the Company's results of operations or financial condition.
Deterioration in the performance or financial position of the Federal Home Loan Bank ("FHLB") of Boston might restrict the FHLB of Boston’s ability to meet the funding needs of its members, cause a suspension of its dividend, and cause its stock to be determined to be impaired.    Significant components of the Bank’s liquidity needs are met through its access to funding pursuant to its membership in the FHLB of Boston. The FHLB of Boston is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLB of Boston is to obtain funding. The purchase of stock in the FHLB of Boston is a requirement for a member to gain access to funding. Any deterioration in the FHLB of Boston’s performance or financial condition may affect the Company’s ability to access funding and/or require the Company to deem the required investment in FHLB of Boston stock to be impaired. If the Company is not able to access funding, it may not be able to meet its liquidity needs, which could have an adverse effect on the results of operations or financial condition. Similarly, if the Company deems all or part of its investment in FHLB of Boston stock impaired, such action could have a material adverse effect on the Company's results of operations or financial condition.
Reductions in the value of the Company’s deferred tax assets could adversely affect the Company's results of operations.    A deferred tax asset is created by the tax effect of the differences between an asset’s book value and its tax basis. The Company assesses the deferred tax assets periodically to determine the likelihood of the Company’s ability to realize the benefits. These assessments consider the performance of the associated business and its ability to generate future taxable income. If the information available to the Company at the time of assessment indicates there is a greater than 50% chance that the Company will not realize the deferred tax asset benefit, the Company is required to establish a valuation allowance for the deferred tax asset and reduce its future deferred tax assets to the amount the Company believes could be realized. Recording such a valuation allowance could have a material adverse effect on the Company's results of operations or financial condition. Additionally, the deferred tax assets are determined using effective tax rates expected to apply to the Company's taxable income in the years in which the temporary differences are expected to be recovered or settled. Accordingly, a change in statutory tax rates may result in a decrease or increase to the Company’s deferred tax assets. A decrease in the Company's deferred tax assets could have a material adverse effect on the Company's results of operations or financial condition.
Evolving information technologies, the need to mitigate against and react to cyber-security risks, and electronic fraud risks require significant resources, and the Company remains subject to cyber-security risks and electronic fraud.    The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector, due to cyber-attacks (crime committed through or involving the internet, such as phishing, hacking, denial of service attacks, stealing information, unauthorized intrusions into internal systems or the systems of the Company's third party vendors) could adversely impact the Company’s operations or damage its reputation. The Company's information technology infrastructure and systems may be vulnerable to cyber-terrorism, computer viruses, system failures and other intentional or unintentional interference, fraud and other unauthorized attempts to access or interfere with the systems.
The Company regularly collects, processes, transmits and stores confidential information regarding its customers and employees. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on the Company’s behalf.
Information security risks have increased because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Many financial institutions and service providers to financial institutions have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, denial-of-service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. The Company frequently experiences attempted cyber-security attacks against its systems, and expects such attacks will continue, and may intensify, in the future.
The Company expects risk exposure to cyber-attacks will remain elevated or increase in the future due to, among other things, the increasing size and prominence of the Company in the financial services industry, its expansion of Internet and mobile banking tools and products based on customer needs, and its increasing use of operational software hosted on the Internet as more and more software solutions used in the Company’s operations migrate from solutions hosted within the Company’s firewalls to internet-hosted solutions at third party locations.
To help manage the Company’s cyber-risks, when entering a new vendor relationship, the Company reviews and assesses the cyber-security risk of third-party service providers. A successful cyber-security attack on one of the Company’s third-party service providers could disrupt operations, adversely affect the Company’s business, or result in the disclosure or misuse of the Company’s confidential information, including customer confidential information. There can be no assurance that the precautions the Company takes to seek to manage cyber risk related to third party service providers will be effective or prevent a cyber-attack that could expose the Company to significant operational costs and damages or reputational harm.
The Company’s risk-based technology and systems or the personnel who monitor such technology and systems may not identify and prevent or effectively mitigate successful cyber-attacks when they occur. Significant operational costs and damages or reputational harm may occur if the Company fails to identify and prevent or effectively mitigate, or there is a delay in identifying, a cyber-attack on its systems, or those of its third-party service providers.
The Company may not be able to detect money laundering and other illegal or improper activities fully or on a timely basis, which could expose it to additional liability and could have a material adverse effect on the Company. The Company is required to comply with anti-money laundering, anti-terrorism and other laws and regulations in the United States. These laws and regulations require the Company, among other things, to adopt and enforce "know-your-customer" policies and procedures and to report suspicious and large transactions to applicable regulatory authorities. These laws and regulations have become increasingly complex and detailed, require improved systems and sophisticated monitoring and compliance personnel and have become the subject of enhanced government supervision.
The policies and procedures the Company has adopted for the purposes detecting and preventing the use of its banking network for money laundering and related activities may not completely eliminate instances in which the Company may be used by customers to engage in money laundering and other illegal or improper activities. To the extent the Company fails to fully comply with applicable laws and regulations, banking agencies have the authority to impose fines and other penalties on the Company. In addition, the Company’s business and reputation could suffer if customers use its banking network for money laundering or illegal or improper purposes.
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

Some of the Company's accounting policies require the use of estimates and assumptions that affect the value of the Company's assets and liabilities and results of operations and if actual events differ from the Company's estimates and assumptions, the Company's results of operations and financial condition could be materially adversely affected. Certain accounting policies require the use of estimates and assumptions that may affect the value of the Company’s assets and liabilities and results of operations. The Company identified the accounting policies regarding the allowance for loan losses, security valuations and impairments, goodwill and other intangible assets, and income taxes to be critical because these policies require management to make difficult, subjective and complex judgments, estimates and assumptions about matters that are inherently uncertain. Under each of these policies, it is possible that materially different values and results of operations would be reported under different conditions, different judgments, or different estimates or assumptions. Further, as new information becomes available, the Company may make a determination to refine or change its judgments, estimates and assumptions, any of which could materially adversely affect the value of the Company's assets and liabilities or its results of operations.
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
The Company is subject to environmental liability risk associated with lending activities which could have a material adverse effect on its financial condition and results of operations. A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Environmental reviews conducted prior to originating certain commercial real estate loans, as well as before initiating any foreclosure action on real property, as required by Company policies and procedures, may not detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition or results of operations.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers. Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, and the like. Among the impacts to the Company could be a drop in demand for our products and services, particularly in certain sectors. In addition, the Company could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans.

Adverse weather, changes in climate, natural disasters, public health crises or man-made events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations. The Company's market area includes coastal regions that are susceptible natural disasters including, but to limited to, hurricanes, blizzards and northeasters and related flooding and wind damage. The nature and level of such natural disasters, public health crises, such as pandemics or epidemics, or man-made events, including political events such as war, civil unrest or terrorist attacks, cannot be predicted and may be exacerbated by global climate change. Such events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where the Company operates. The Company's borrowers may suffer property damage, experience interruption of their businesses or lose their jobs, which may negatively impact the ability of these borrowers to make deposits with the Company or repay their loans or negatively impact values of collateral securing loans, any of which could result in losses and increased provisions for credit losses. Additionally, the occurrence of natural disasters could harm our operations thorough interference with communications, including the interruption or loss of our computer systems which could prevent the gathering of deposits, originating loans and processing and controlling business flow, as well as through the destruction of facilities and operational, financial and management information systems.
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
The Company relies on its systems, employees and certain service providers, and if the Company experiences a system failure or if the Company's security measures are compromised or inadequate, the operations could be disrupted or the customer data could be improperly divulged. The Company faces the risk that the design of its controls and procedures, including those designed to mitigate the risk of fraud by employees or outside third parties, may be inadequate or be circumvented, thereby causing delays or failures in detection of errors or inaccuracies in data and information. The Company regularly reviews and updates the Company's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may also be subject to disruptions of the systems arising or originating from third party services providers or from events that are wholly or partially beyond the Company's control (including, for example, electrical, internet or telecommunications outages), which may adversely impact the Company's ability to provide service to customers and result in loss, cost and expense or liability. Additionally, the Company's risk exposure to security matters may increase in the future if the Company increases in size and prominence in the financial services industry, as the Company expands internet based and mobile banking tools and products and services, and as a consequence of the risk inherent in system and customer account conversions associated with the integration of acquisition targets. The Company is further exposed to the risk that external service providers may be unable to fulfill their contractual obligations on matters of internet security and adequacy of services. (The Company's third party service providers are subject to many, if not all, of the same risks, including internet vulnerability and fraud operational errors by their respective employees.) The Company's due diligence on service providers and other vendor management risk migration activities designed to mitigate service provider risk may not provide full protection against all risks, and the Company's (or service providers) business continuity plans, risk management processes and procedures or security systems (including security against cyber-crime) could be inadequate. While the Company maintains a control framework designed to monitor service provider risks, the failure of a service provider to perform in accordance with the contracted arrangements and, if applicable, under service level agreements could be disruptive to the Company's operations, which could have a material adverse impact on the Company's financial condition or results of operations.
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

Changes in U.S. trade policies and other global political factors beyond our Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations. There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that customers import or export, including among others, agricultural products, could cause the prices of the Company's customers’ products to increase which could reduce demand for such products, or reduce the Company's customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the global political environment have a negative impact on the Company or on the markets in which the Company operates business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On October 1, 2018, the United States, Canada and Mexico agreed to a new trade deal to replace the North American Free Trade Agreement. While ratified by Mexico and signed by the President of the U.S., the trade deal is pending ratification by Canada. As the agreement was not fully ratified in 2019, various components may not be effective until 2021. The full impact of this agreement on the Company, the Bank's customers and on the economic conditions in the Bank's geographic footprint is currently unknown. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact the Company's and/or the Bank's customers' costs, demand for the Bank's customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely impact the Company's business, financial condition and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
At December 31, 2019, the Bank conducted its business from its main office located at 288 Union Street, Rockland, Massachusetts, ninety-four retail branches, and two limited service branches located within Barnstable, Bristol, Dukes, Middlesex, Nantucket, Norfolk, Plymouth, Suffolk and Worcester counties in Eastern Massachusetts. In addition to its main office, the Bank leased sixty-one of its branches (including two limited service branches) and owned the remaining thirty-five branches. In addition to these branch locations, the Bank had fourteen remote ATM locations, all of which are leased.
The Bank’s executive administration offices are located in Hanover, Massachusetts while the remaining administrative and operations locations are housed in several different campuses. Additionally, there are a number of sales offices not associated with a branch location throughout the Bank’s footprint.
For additional information regarding the Bank’s premises and equipment and lease obligations, see Notes 5, "Bank Premises and Equipment" and 19 "Leases," respectively, within Notes to Consolidated Financial Statements included in Item 8 hereof.

ITEM 3.    LEGAL PROCEEDINGS
At December 31, 2019, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of such pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5. MARKET FOR INDEPENDENT BANK CORP.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a.) Independent Bank Corp.’s common stock trades on the NASDAQ Global Select Market under the symbol INDB. The Company declared cash dividends of $1.76 and $1.52 per share in 2019 and in 2018, respectively. The ratio of dividends paid to earnings in 2019 and 2018 was 32.25% and 33.03%, respectively.
Payment of dividends by the Company on its common stock is subject to various regulatory restrictions and guidelines. Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deems appropriate. Management believes that the Bank will continue to generate adequate earnings to continue to pay comparable common dividends on a quarterly basis.
The following schedule summarizes the closing price range of common stock and the cash dividends paid for the fiscal years 2019 and 2018:

	2019
	High	Low	Dividend
4th Quarter	$86.35	$70.39	$0.44
3rd Quarter	78.08	65.08	0.44
2nd Quarter	87.35	69.35	0.44
1st Quarter	85.51	71.50	0.44

	2018
	High	Low	Dividend
4th Quarter	$84.39	$67.22	$0.38
3rd Quarter	92.40	78.50	0.38
2nd Quarter	82.90	70.10	0.38
1st Quarter	75.55	68.60	0.38
As of February 25, 2020, there were 34,326,507 shares of common stock outstanding which were held by approximately 3,017 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s common stock on December 31, 2019 was $83.25.
The information required by S-K Item 201(d) is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters hereof.
Comparative Stock Performance Graph
The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2014 to December 31, 2019 to the cumulative total return of the NASDAQ Composite Index (U.S. Companies) and the SNL Bank NASDAQ Index. The lines in the graph and the numbers in the table below represent yearly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the yearly interval, based on the last day of a fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2014 (which assumes that $100.00 was invested in each of the series on December 31, 2014).
The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing. The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

The following chart depicts the total return performance of the Company:
Source: S&P Global Market Intelligence
© 2020
(b.) Not applicable
(c.) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2019:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program(2)
October 1 to October 31, 2019	108	$71.35	—	1,500,000
November 1 to November 30, 2019	1,489	83.53	—	1,500,000
December 1 to December 31, 2019	108	83.58	—	1,500,000
Total	1,705		—

(1)	Shares purchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants and related tax withholding.

(2)
On October 17, 2019 the Company announced that its Board of Directors authorized a share repurchase program up to 1.5 million shares of the Company's common stock. The program expires on October 31, 2020 and may be modified, suspended or discontinued at any time. As of December 31, 2019, no shares had been repurchased under the program.

ITEM 6.    SELECTED FINANCIAL DATA
The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	As of or for the Years Ended December 31
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$1,190,670	$1,075,223	$946,510	$851,524	$845,112
Loans	8,873,639	6,906,194	6,355,553	5,999,605	5,547,721
Allowance for loan losses	(67,740)	(64,293)	(60,643)	(61,566)	(55,825)
Goodwill and other intangibles	535,492	271,355	241,147	231,374	212,909
Total assets	11,395,165	8,851,592	8,082,029	7,709,375	7,209,469
Deposits	9,147,367	7,427,120	6,729,253	6,412,253	5,990,703
Borrowings	303,103	258,707	323,698	335,474	343,933
Stockholders’ equity	1,708,143	1,073,490	943,809	864,690	771,463
Nonperforming loans	48,049	45,418	49,638	57,407	27,690
Nonperforming assets	48,049	45,418	50,250	61,580	29,849
Operating data
Interest income	$447,014	$323,701	$277,194	$246,637	$235,545
Interest expense	53,879	25,536	18,334	18,793	20,617
Net interest income	393,135	298,165	258,860	227,844	214,928
Provision for loan losses	6,000	4,775	2,950	6,075	1,500
Noninterest income	115,294	88,505	82,994	82,428	75,888
Noninterest expenses	284,321	225,969	204,359	192,122	197,138
Net income	165,175	121,622	87,204	76,648	64,960
Per share data
Net income — basic	$5.03	$4.41	$3.19	$2.90	$2.51
Net income — diluted	5.03	4.40	3.19	2.90	2.50
Cash dividends declared	1.76	1.52	1.28	1.16	1.04
Book value	49.69	38.23	34.38	32.02	29.40
Tangible book value (1)	34.11	28.57	25.60	23.45	21.29
Performance ratios
Return on average assets	1.52%	1.46%	1.11%	1.04%	0.93%
Return on average common equity	10.85%	12.31%	9.55%	9.43%	8.79%
Net interest margin (on a fully tax equivalent basis)	4.04%	3.91%	3.60%	3.40%	3.42%
Dividend payout ratio	32.25%	33.03%	39.04%	38.76%	40.29%
Asset quality ratios
Nonperforming loans as a percent of gross loans	0.54%	0.66%	0.78%	0.96%	0.50%
Nonperforming assets as a percent of total assets	0.42%	0.51%	0.62%	0.80%	0.41%
Allowance for loan losses as a percent of total loans	0.76%	0.93%	0.95%	1.03%	1.01%
Allowance for loan losses as a percent of nonperforming loans	140.98%	141.56%	122.17%	107.24%	201.61%
Capital ratios
Equity to assets	14.99%	12.13%	11.68%	11.22%	10.70%
Tangible equity to tangible assets (1)	10.80%	9.35%	8.96%	8.47%	7.98%
Tier 1 leverage capital ratio	11.28%	10.69%	10.04%	9.77%	9.33%
Common equity tier 1 capital ratio	12.86%	11.92%	11.20%	10.82%	10.44%
Tier 1 risk-based capital ratio	13.53%	12.99%	12.31%	11.99%	11.71%
Total risk-based capital ratio	14.83%	14.45%	13.82%	13.60%	13.36%
(1) Represents a non-GAAP measurement. For reconciliation to GAAP measurement, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures".

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company is a state chartered, federally registered bank holding company, incorporated in 1985. The Company is the sole stockholder of Rockland Trust, a Massachusetts trust company chartered in 1907. For a full list of corporate entities see Item 1 "Business — General."
All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation. The following should be read in conjunction with the Consolidated Financial Statements and related notes.

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company's financial position and operating results. The Company is focused on organic growth, but will also consider acquisition opportunities that can provide a satisfactory financial return, including the recent acquisitions of Blue Hills Bancorp, Inc. ("BHB") in the second quarter of 2019, MNB Bancorp Inc. ("MNB Bancorp") in the fourth quarter of 2018 and Island Bancorp, Inc ("Island Bancorp") in the second quarter of 2017.

Interest-Earning Assets

Management’s asset strategy emphasizes organic loan growth, primarily in the commercial and home equity portfolios as well as the impact from acquisitions. The results depicted in the following table reflect the trend of the Company's interest-earning assets over the past five years.

Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and loan losses.

Funding and the Net Interest Margin

The Company's overall sources of funding reflect business and retail deposit growth with a management emphasis over core deposit growth to fund loans. The following chart shows the sources of funding and the percentage of core deposits to total deposits for the last five years, with 2019 reflecting an increased percentage of time deposits as a result of the BHB acquisition:

As of December 31, 2019, core deposits comprised 82.9% of total deposits, and the overall cost of deposits for 2019 was 0.47%.

The Company's net interest margin was 4.04% for the year ended December 31, 2019, a thirteen basis point increase from the prior year. The net interest margin was also impacted by the changing interest rate environment during the year, as shown by the following chart:

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

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company participated in the past in the federal New Markets Tax Credit program and has also made low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies help the Company operate in a more tax effective manner and sometimes also create a competitive advantage for Rockland Trust and its community development subsidiaries. During 2019, the Company’s effective tax rate was 24.27%, and with the expiration of the final New Markets Tax Credits in 2019, and is expected to increase to approximately 26% in 2020.

Capital

The Company's approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term earnings growth. Strong earnings retention has contributed to capital growth, both on an absolute level and per share basis. The following chart shows the Company's book value and tangible book value per share over the past five years (see "Non-GAAP Measures" below for a reconciliation to GAAP financial measures):

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

The Company's strong growth in capital enables the payment of cash dividends, which increased from $1.52 per share in 2018 to $1.76 per share in 2019, an increase of 15.8%.

2019 Results

Net income for 2019 computed in accordance with GAAP was $165.2 million, or $5.03 on a diluted earnings per share basis, as compared to $121.6 million, or $4.40 per diluted share, for the prior year. Net income for 2019 and 2018 included items that are considered noncore, which are excluded for purposes of assessing operating earnings. Net operating earnings for 2019 were $184.6 million, or $5.62 on a diluted earnings per share basis, an increase of 42.2% and 19.8%, respectively, when compared to net operating earnings of $129.8 million, or $4.69 per diluted share, for the year ended December 31, 2018. See "Non-GAAP Measures" below for a reconciliation of net operating earnings and diluted earnings per share to GAAP net income and earnings per share, respectively.

2020 Outlook

During the Company's fourth quarter 2019 earnings call, the Company stated that it anticipated the following for the full year ending December 31, 2020 (as compared with the year ending December 31, 2019):

•
Assuming no significant changes to the current competitive and economic landscape, net loan growth is expected to be in the low-single digit range. New loan closing commitments are expected to remain strong into 2020, while the challenge for net growth will likely continue to be impacted by the recent increase in payoff activity from both the acquired BHB portfolio as well as the current rate environment. Changes in either assumption could result in loan growth volatility or results outside of this range;

•
Net deposit growth is also expected to be in the low-single digit range. Assuming a static rate environment and with an expectation of continuing to shift balances from maturing time deposits to core deposits, the overall cost of deposits is expected to improve slightly over the course of the upcoming year;

•
Assuming no interest rate changes, stabilizing loan yields (with nominal level of compression), a normalized level of loan accretion income of $2.0-$2.5 million per quarter, and slight improvements to overall funding costs, full year net interest margin is expected to be in the mid to high 3.80%'s range, which represents a decline from 2019 levels of approximately 15-20 basis points;

•	Operating fee income should remain essentially flat (excluding certain 2019 items and assuming reduction in interchange income);

•
Operating expenses, excluding merger related and other noncore expenses incurred in 2019, are anticipated to be well contained with a year over year increase in the low to mid-single digit range, despite continued investment in digital capabilities, internal infrastructure, and new market expansion;

•
Similar to the impact on the reserve, provisioning for bad debt under the CECL model should not materially change from previous levels and will be driven primarily by net charge-off experience and general economic and credit conditions, both of which do not pose any known, significant concern over the near-term horizon; and

•
With the final new markets tax credit expiration in 2019, the effective tax rate is expected to increase to approximately 26% in 2020, with some level of discrete benefit in the first quarter due to vesting of equity compensation awards.

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

The following tables summarize the impact of noncore items recorded for the time periods indicated below and reconciles them to the nearest GAAP measure.

The following table summarizes the impact of noncore items on net income and reconciles non-GAAP net operating earnings to net income available to common shareholders:

	Net Income		Diluted Earnings Per Share
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)

Net income available to common shareholders (GAAP)	$165,175	$121,622	$5.03	$4.40
Non-GAAP adjustments
Noninterest income components
Less - gain on sale of loans	951	—	0.03	—
Noninterest expense components
Add - merger and acquisition expenses	26,433	11,168	0.80	0.40
Total impact of noncore items	25,482	11,168	0.77	0.40
Less - net tax benefit associated with noncore items (1)	(6,686)	(2,967)	(0.20)	(0.11)
Add - adjustments for tax effect of previously incurred merger and acquisition expenses	650	—	0.02	—
Total tax impact	(6,036)	(2,967)	(0.18)	(0.11)
Noncore items, net of tax	$19,446	$8,201	$0.59	$0.29
Net operating earnings (Non-GAAP)	$184,621	$129,823	$5.62	$4.69

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

The following table summarizes the impact of noncore items with respect to the Company's total revenue, noninterest income as a percentage of total revenue, and the efficiency ratio for the periods indicated:

	Years Ended December 31
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Net interest income	$393,135	$298,165	$258,860	$227,844	$214,928	(a)

Noninterest income (GAAP)	$115,294	$88,505	$82,994	$82,428	$75,888	(b)
Less:
Gain on sale of loans	951	—	—	—	—
Gain on sale of fixed income securities	—	—	—	—	798
Noninterest income on an operating basis (non-GAAP)	$114,343	$88,505	$82,994	$82,428	$75,090	(c)

Noninterest expense (GAAP)	$284,321	$225,969	$204,359	$192,122	$197,138	(d)
Less:
Impairment on acquired facilities	—	—	—	—	109
Loss on extinguishment of debt	—	—	—	437	122
Loss on sale of fixed income securities	—	—	—	—	1,124
Merger & acquisition expenses	26,433	11,168	3,393	5,455	10,501
Noninterest expense on an operating basis (non-GAAP)	$257,888	$214,801	$200,966	$186,230	$185,282	(e)

Total revenue (GAAP)	$508,429	$386,670	$341,854	$310,272	$290,816	(a+b)
Total operating revenue (non-GAAP)	$507,478	$386,670	$341,854	$310,272	$290,018	(a+c)

Ratios
Efficiency ratio (GAAP)	55.92%	58.44%	59.78%	61.92%	67.79%	(d/(a+b))
Efficiency ratio on an operating basis (non-GAAP)	50.82%	55.55%	58.79%	60.02%	63.89%	(e/(a+c))

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	Years Ended December 31
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders’ equity	$1,708,143	$1,073,490	$943,809	$864,690	$771,463	(a)
Less: Goodwill and other intangibles	535,492	271,355	241,147	231,374	212,909
Tangible common equity (Non-GAAP)	1,172,651	802,135	702,662	633,316	558,554	(b)
Tangible assets
Assets (GAAP)	11,395,165	8,851,592	8,082,029	7,709,375	7,209,469	(c)
Less: Goodwill and other intangibles	535,492	271,355	241,147	231,374	212,909
Tangible assets (Non-GAAP)	$10,859,673	$8,580,237	$7,840,882	$7,478,001	$6,996,560	(d)

Common shares	34,377,388	28,080,408	27,450,190	27,005,813	26,236,352	(e)

Common equity to assets ratio (GAAP)	14.99%	12.13%	11.68%	11.22%	10.70%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	10.80%	9.35%	8.96%	8.47%	7.98%	(b/d)
Book value per share (GAAP)	$49.69	$38.23	$34.38	$32.02	$29.40	(a/e)
Tangible book value per share (Non-GAAP)	$34.11	$28.57	$25.60	$23.45	$21.29	(b/e)

Financial Position
Securities Portfolio    The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale and securities which management intends to hold until maturity. Securities increased by $115.4 million, or 10.7%, at December 31, 2019 as compared to December 31, 2018. The increase was attributable to periodic purchases throughout the year, as well as the BHB acquisition, partially offset by paydowns. The ratio of securities to total assets as of December 31, 2019 was 10.45%, compared to 12.15% at December 31, 2018.
The Company monitors investment securities for the presence of other-than-temporary impairment ("OTTI"). For debt securities, the primary consideration in determining whether impairment is OTTI is whether or not the Bank expects to collect all contractual cash flows. Further details regarding the Company's analysis of potential OTTI can be found in Note 3, "Securities" within Notes to Consolidated Financial Statements included in Item 8 hereof.

The following table sets forth the fair value of available for sale securities and the amortized cost of held to maturity securities along with the percentage distribution:
Table 1 - Securities Portfolio Composition

	December 31
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$33,115	7.8%	$32,038	7.2%	$35,430	7.9%
Agency mortgage-backed securities	247,000	57.9%	220,105	49.7%	215,764	48.2%
Agency collateralized mortgage obligations	88,511	20.8%	134,911	30.5%	122,012	27.3%
State, county and municipal securities	1,396	0.3%	1,735	0.4%	2,274	0.5%
Single issuer trust preferred securities issued by banks	493	0.1%	707	0.2%	2,016	0.4%
Pooled trust preferred securities issued by banks and insurers	1,114	0.3%	1,329	0.3%	1,640	0.4%
Small business administration pooled securities	54,795	12.8%	51,927	11.7%	47,778	10.7%
Equity securities (1)	—	—%	—	—%	20,584	4.6%
Total fair value of securities available for sale	426,424	100.0%	442,752	100.0%	447,498	100.0%
Amortized Cost of Securities Held to Maturity
U.S. government agency securities	12,874	1.7%	—	—%	—	—%
U.S. treasury securities	4,032	0.6%	1,004	0.2%	1,006	0.2%
Agency mortgage-backed securities	397,414	53.7%	252,484	41.3%	204,768	41.1%
Agency collateralized mortgage obligations	293,662	39.6%	332,775	54.4%	262,998	52.9%
Single issuer trust preferred securities issued by banks	1,500	0.2%	1,500	0.2%	1,500	0.3%
Small business administration pooled securities	31,324	4.2%	23,727	3.9%	27,416	5.5%
Total amortized cost of securities held to maturity	740,806	100.0%	611,490	100.0%	497,688	100.0%
Total	$1,167,230		$1,054,242		$945,186

(1)	These securities are no longer classified as available for sale due to a change in accounting guidance effective January 1, 2018.
The Company’s available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as level 3 within the fair value hierarchy. As of December 31, 2019, 2018 and 2017, the Company had $1.1 million, $1.3 million and $1.6 million, respectively, of securities categorized as level 3 within the fair value hierarchy.

The following tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2019. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields in the table below have been calculated based on the amortized cost of the security.
Table 2 - Securities Portfolio, Amounts Maturing

	Within One Year		One Year to Five Years		Five Years to Ten Years		Over Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$10,003	1.9%	$10,154	2.4%	$12,958	2.6%	$—	—	$33,115	2.3%
Agency mortgage-backed securities	—	—	71,305	2.5%	56,181	3.0%	119,514	2.7%	247,000	2.7%
Agency collateralized mortgage obligations	—	—	—	—	—	—	88,511	2.7%	88,511	2.7%
State, county and municipal securities	—	—	1,193	3.0%	203	3.0%	—	—	1,396	3.0%
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	493	5.4%	493	5.4%
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,114	2.4%	1,114	2.4%
Small business administration pooled securities	—	—	—	—	—	—	54,795	2.7%	54,795	2.7%
Total fair value of securities available for sale	10,003	1.9%	82,652	2.5%	69,342	2.9%	264,427	2.7%	426,424	2.7%
Amortized cost of securities held to maturity
U.S. government agency securities	4,962	2.3%	7,912	2.3%	—	—	—	—	12,874	2.3%
U.S. Treasury securities	—	—	4,032	2.0%	—	—	—	—	4,032	2.0%
Agency mortgage-backed securities	—	—	10,812	2.4%	35,656	2.6%	350,946	2.9%	397,414	2.9%
Agency collateralized mortgage obligations	—	—	—	—	—	—	293,662	2.7%	293,662	2.7%
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	8.3%	—	—	1,500	8.3%
Small business administration pooled securities	—	—	—	—	—	—	31,324	2.6%	31,324	2.6%
Total amortized cost of securities held to maturity	4,962	2.3%	22,756	2.3%	37,156	2.8%	675,932	2.8%	740,806	2.8%
Total	$14,965	2.0%	$105,408	2.4%	$106,498	2.9%	$940,359	2.7%	$1,167,230	2.7%
As of December 31, 2019, the weighted average life of the securities portfolio was 4.2 years and the modified duration was 3.8 years.
At December 31, 2019, the aggregate book value of securities issued by Fannie Mae and Freddie Mac exceeded 10% of stockholders' equity. The aggregate book value and market value of securities issued by Fannie Mae at December 31, 2019 was $656.4 million and $666.5 million, respectively. The aggregate book value and market value of securities issued by Freddie Mac at December 31, 2019 was $303.1 million and $308.0 million, respectively.

Residential Mortgage Loan Sales   The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During 2019 and 2018, the Company originated residential loans with the intention of selling them in the secondary market or to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no losses during the years ended December 31, 2019 and 2018 and minimal losses during 2017 related to mortgage repurchases. Additionally, the Company sold residential loans with recourse totaling $127.7 million million during the year ended December 31, 2019.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the period indicated:

Table 3 - Closed Residential Real Estate Loans

	Years Ended December 31
	2019	2018	2017
	(Dollars in thousands)
Held in portfolio	$193,884	$182,401	$144,482
Sold or held for sale in the secondary market	632,627	190,192	231,437
Total closed loans	$826,511	$372,593	$375,919

The table below reflects additional information related to loans which were sold during the periods indicated:

Table 4 - Residential Mortgage Loan Sales

	Years Ended December 31
	2019	2018
	(Dollars in thousands)
Sold with servicing rights released	$474,571	$192,779
Sold with servicing rights retained	127,713	—
Total loans sold	$602,284	$192,779

When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneous with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $656.4 million at December 31, 2019 and $240.2 million at December 31, 2018.

The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 5 - Mortgage Servicing Asset

	2019	2018
	(Dollars in thousands)
Beginning balance	$1,445	$1,697
Additions	1,247	—
Acquired portfolio	3,198	37
Amortization	(715)	(301)
Change in valuation allowance	(59)	12
Ending balance	$5,116	$1,445
Forward sale loan commitments of mortgage loans, considered derivative instruments for accounting purposes, may be utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain 1-4 family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans, resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, the Company utilizes both "mandatory delivery" and "best efforts" forward loan sale commitments. See Note 11, "Derivatives and Hedging Activities" within Notes to Consolidated Financial Statements included in Item 8 hereof for more information on mortgage activity and mortgage related derivatives.

Loan Portfolio    The Company’s loan portfolio increased by $2.0 billion during 2019. The overall increase was primarily the result of the BHB loans acquired. Exclusive of the acquired loans, strong organic growth was offset by the significant payoff activity.

The following table summarizes loan growth/decline during the periods indicated:
Table 6 - Components of Loan Growth/(Decline)

	December 31	December 31	Blue Hills		Organic Growth/	Organic Growth/
	2019	2018	Acquisition	Loans Sold (1)	(Decline) $	(Decline) %
	(Dollars in thousands)
Commercial and industrial	$1,395,036	$1,093,629	$259,592	$—	$41,815	3.8%
Commercial real estate	4,002,359	3,251,248	838,018	—	(86,907)	(2.7)%
Commercial construction	547,293	365,165	78,609	—	103,519	28.3%
Small business	174,497	164,676	13,851	—	(4,030)	(2.4)%
Residential real estate	1,590,569	923,294	807,154	67,170	(72,709)	(7.9)%
Home equity	1,133,798	1,092,084	64,299	—	(22,585)	(2.1)%
Other consumer	30,087	16,098	12,191	—	1,798	11.2%
Total loans	$8,873,639	$6,906,194	$2,073,714	$67,170	$(39,099)	(0.6)%

(1)
During the third quarter of 2019, the Company sold $67.2 million of residential mortgage loans, primarily comprised of acquired BHB loans. The table above adjusts for the amounts sold to arrive at the organic growth/(decline) for the period.

The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated:

Table 7 - Loan Portfolio Composition

	December 31
	2019		2018		2017		2016		2015
	(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$1,395,036	15.7%	$1,093,629	15.8%	$888,528	14.0%	$902,053	15.0%	$843,276	15.2%
Commercial real estate	4,002,359	45.1%	3,251,248	47.1%	3,116,561	48.9%	3,010,798	50.3%	2,653,434	47.8%
Commercial construction	547,293	6.2%	365,165	5.3%	401,797	6.3%	320,391	5.3%	373,368	6.7%
Small business	174,497	2.0%	164,676	2.4%	132,370	2.1%	122,726	2.0%	96,246	1.7%
Residential real estate	1,590,569	17.9%	923,294	13.4%	754,329	11.9%	644,426	10.7%	638,606	11.5%
Home equity	1,133,798	12.8%	1,092,084	15.8%	1,052,088	16.6%	988,147	16.5%	927,803	16.8%
Other consumer	30,087	0.3%	16,098	0.2%	9,880	0.2%	11,064	0.2%	14,988	0.3%
Gross loans	8,873,639	100.0%	6,906,194	100.0%	6,355,553	100.0%	5,999,605	100.0%	5,547,721	100.0%
Allowance for loan losses	(67,740)		(64,293)		(60,643)		(61,566)		(55,825)
Net loans	$8,805,899		$6,841,901		$6,294,910		$5,938,039		$5,491,896

The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2019. Loans having no schedule of repayments or no stated maturity are reported as being due in greater than five years. The following table also sets forth the rate structure of loans scheduled to mature after one year:
Table 8 - Scheduled Contractual Loan Amortization

	December 31, 2019
	Commercial	Commercial Real Estate	Commercial Construction (1)	Small Business	Residential Real Estate	Home Equity	Consumer Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$315,610	$865,506	$231,556	$47,822	$59,911	$28,791	$20,668	$1,569,864
After one year through five years	710,038	1,870,885	161,890	72,954	192,590	116,656	8,722	3,133,735
Beyond five years	369,388	1,265,968	153,847	53,721	1,338,068	988,351	697	4,170,040
Total	$1,395,036	$4,002,359	$547,293	$174,497	$1,590,569	$1,133,798	$30,087	$8,873,639

Interest rate terms on amounts due after one year:
Fixed rate	$603,886	$876,489	$86,572	$70,686	$1,217,934	$390,695	$9,419	$3,255,681
Adjustable rate	$475,540	$2,260,364	$229,165	$55,989	$312,724	$714,312	$—	$4,048,094

(1)	Includes certain construction loans that will convert to commercial mortgages and will be reclassified to commercial real estate upon the completion of the construction phase.
As of December 31, 2019, $13.8 million of loans scheduled to mature within one year were nonperforming.
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

Purchased Credit Impaired Loans    Purchased Credit Impaired ("PCI") loans are acquired loans which had evidence of deterioration in credit quality at the purchase date and for which it is probable that all contractually required payments will not be collected. PCI loans are recorded at fair value without any carryover of the allowance for loan losses. The excess cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield," is accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual in the same manner as originated loans, rather they are generally considered to be accruing loans because their interest income recognized relates to the accretable yield and not to contractual interest payments. See Note 4, "Loans, Allowance for Loan Losses and Credit Quality" within Notes to Consolidated Financial Statements included in Item 8 hereof for more information.

Nonperforming Assets    Nonperforming assets are typically comprised of nonperforming loans and other real estate owned ("OREO"). Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest.

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
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 9 - Nonperforming Assets

	December 31
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$22,574	$26,310	$32,055	$37,455	$3,699
Commercial real estate	3,016	3,326	3,123	6,266	8,160
Small business	311	235	230	302	239
Residential real estate	13,360	8,251	8,129	7,782	8,795
Home equity	6,570	7,278	6,022	5,553	6,742
Other consumer	61	13	71	47	55
Total (1)	45,892	45,413	49,630	57,405	27,690
Loans past due 90 days or more but still accruing
Commercial real estate (2)	218	—	—	—	—
Residential real estate (2)	1,652	—	—	—	—
Home equity (2)	265	—	—	—	—
Other consumer	22	5	8	2	—
Total	2,157	5	8	2	—
Total nonperforming loans	48,049	45,418	49,638	57,407	27,690
Other real estate owned	—	—	612	4,173	2,159
Total nonperforming assets	$48,049	$45,418	$50,250	$61,580	$29,849
Nonperforming loans as a percent of gross loans	0.54%	0.66%	0.78%	0.96%	0.50%
Nonperforming assets as a percent of total assets	0.42%	0.51%	0.62%	0.80%	0.41%

(1)
Included in these amounts were nonaccrual TDRs of $24.8 million at December 31, 2019, $29.3 million at December 31, 2018, $6.1 million at December 31, 2017, and $5.2 million at December 31, 2016, and 2015. During the fourth quarter of 2018, nonaccrual loans associated with a large commercial loan customer that had previously declared bankruptcy were modified when a court confirmed the customer's bankruptcy reorganization plan. That revision to loan terms required the Company to deem loans associated with the customer as troubled debt restructures as of December 31, 2018 which amounted to $25.9 million.

(2)	Represents purchased credit impaired loans that are accruing interest due to expectations of future cash collections.

The following table summarizes the changes in nonperforming assets for the periods indicated:

Table 10 - Activity in Nonperforming Assets

	2019	2018
	(Dollars in thousands)
Nonperforming assets beginning balance	$45,418	$50,250
Acquired nonperforming loans	2,317	—
New to nonperforming	25,061	16,386
Loans charged-off	(5,205)	(2,597)
Loans paid-off	(16,723)	(14,286)
Loans restored to accrual status	(2,603)	(3,731)
Acquired other real estate owned	2,818	—
Valuation write down	(389)	(120)
Sale of other real estate owned	(2,500)	(324)
Other	(145)	(160)
Nonperforming assets ending balance	$48,049	$45,418

The following table sets forth information regarding TDR loans as of the dates indicated:
Table 11 - Troubled Debt Restructurings

	December 31
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Performing troubled debt restructurings	$19,599	$23,849	$25,852	$27,093	$32,849
Nonaccrual troubled debt restructurings (1)	24,766	29,348	6,067	5,199	5,225
Total	$44,365	$53,197	$31,919	$32,292	$38,074
Performing troubled debt restructurings as a % of total loans	0.22%	0.35%	0.41%	0.45%	0.59%
Nonaccrual troubled debt restructurings as a % of total loans	0.28%	0.42%	0.10%	0.09%	0.09%
Total troubled debt restructurings as a % of total loans	0.50%	0.77%	0.50%	0.54%	0.69%
(1) During the fourth quarter of 2018 nonaccrual loans associated with a large commercial loan customer that had previously declared bankruptcy were modified when a court confirmed the customer's bankruptcy reorganization plan. That revision to loan terms required the Company to deem $25.9 million of loans associated with the customer as troubled debt restructures

The following table summarizes changes in TDRs for the periods indicated:

Table 12 - Activity in Troubled Debt Restructurings

	2019	2018
	(Dollars in thousands)
TDRs beginning balance	$53,197	$31,919
New to TDR status	1,352	28,020
Paydowns	(10,146)	(6,244)
Charge-offs	(38)	(498)
TDRs ending balance	$44,365	$53,197

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 13 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Years Ended December 31
	2019	2018	2017
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$3,000	$2,583	$2,461
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$1,330	$1,478	$1,826
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
Total impaired loans at December 31, 2019 and 2018 were $49.6 million and $59.1 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, "Loans, Allowance for Loan Losses and Credit Quality" within Notes to Consolidated Financial Statements included in Item 8 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At December 31, 2019, there were 69 relationships, with an aggregate balance of $117.7 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.

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

As of December 31, 2019, the allowance for loan losses totaled $67.7 million, or 0.76% of total loans, as compared to $64.3 million, or 0.93% of total loans, at December 31, 2018.
While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Additionally, various regulatory agencies, as an integral part of the Bank's examination process, periodically assess the adequacy of the allowance for loan losses to assess whether the allowance was determined in accordance with GAAP and applicable guidance. Effective January 1, 2020, the Company adopted new accounting guidance which requires the Company to estimate current expected credit losses ("CECL"). The impact of changing from an incurred loss model as outlined above to an expected loss model, which encompasses allowances for credit losses to be incurred over the life of the portfolio is expected to result in a 0-5% change to the allowance on the Company's consolidated financial position. The Company is currently in the process of finalizing its implementation of controls and processes and performing model validation which could affect the final impact of the adoption of this standard.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:
Table 14 - Summary of Changes in the Allowance for Loan Losses

	December 31
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Average total loans	$8,445,921	$6,489,910	$6,191,099	$5,670,427	$5,394,464
Allowance for loan losses, beginning of year	$64,293	$60,643	$61,566	$55,825	$55,100
Charged-off loans:
Commercial and industrial	244	355	3,891	593	2,010
Commercial real estate	2,614	82	39	414	330
Small business	509	372	302	228	267
Residential real estate	—	148	207	28	285
Home equity	240	293	276	602	710
Other consumer	1,598	1,347	1,494	1,607	1,316
Total charged-off loans	5,205	2,597	6,209	3,472	4,918
Recoveries on loans previously charged-off
Commercial and industrial	1,131	182	615	859	1,593
Commercial real estate	152	188	385	564	1,073
Small business	122	46	114	195	264
Residential real estate	142	12	31	299	133
Home equity	318	156	198	141	356
Other consumer	787	888	993	1,080	724
Total recoveries	2,652	1,472	2,336	3,138	4,143
Net loans charged-off (recoveries)
Commercial and industrial	(887)	173	3,276	(266)	417
Commercial real estate	2,462	(106)	(346)	(150)	(743)
Small business	387	326	188	33	3
Residential real estate	(142)	136	176	(271)	152
Home equity	(78)	137	78	461	354
Other consumer	811	459	501	527	592
Total net loans charged-off	2,553	1,125	3,873	334	775
Provision for loan losses	6,000	4,775	2,950	6,075	1,500
Total allowances for loan losses, end of year	$67,740	$64,293	$60,643	$61,566	$55,825
Net loans charged-off as a percent of average total loans	0.03%	0.02%	0.06%	0.01%	0.01%
Allowance for loan losses as a percent of total loans	0.76%	0.93%	0.95%	1.03%	1.01%
Allowance for loan losses as a percent of nonperforming loans	140.98%	141.56%	122.17%	107.24%	201.61%

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
The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 15 - Summary of Allocation of Allowance for Loan Losses

	December 31
	2019		2018		2017		2016		2015
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Allocated Allowance
Commercial and industrial	$17,594	15.7%	$15,760	15.8%	$13,256	14.0%	$16,921	15.0%	$13,802	15.2%
Commercial real estate	32,935	45.1%	32,370	47.1%	31,453	48.9%	30,369	50.2%	27,327	47.8%
Commercial construction	6,053	6.2%	5,158	5.3%	5,698	6.3%	4,522	5.3%	5,366	6.7%
Small business	1,746	2.0%	1,756	2.4%	1,577	2.1%	1,502	2.1%	1,264	1.7%
Residential real estate	3,440	17.9%	3,219	13.4%	2,822	11.9%	2,621	10.7%	2,590	11.5%
Home equity	5,576	12.8%	5,608	15.8%	5,390	16.6%	5,238	16.5%	4,889	16.7%
Other consumer	396	0.3%	422	0.2%	447	0.2%	393	0.2%	587	0.4%
Total	$67,740	100.0%	$64,293	100.0%	$60,643	100.0%	$61,566	100.0%	$55,825	100.0%
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
For additional information regarding the Bank’s allowance for loan losses, see Note 1, "Summary of Significant Accounting Policies" and Note 4, "Loans, Allowance for Loan Losses and Credit Quality" within Notes to Consolidated Financial Statements included in Item 8 hereof.

Federal Home Loan Bank Stock    The Bank held an investment in Federal Home Loan Bank ("FHLB") of Boston, of $14.4 million and $15.7 million at December 31, 2019 and December 31, 2018, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.
Goodwill and Other Intangible Assets    Goodwill and Other Intangible Assets were $535.5 million and $271.4 million at December 31, 2019 and December 31, 2018, respectively. The increase is due to the BHB acquisition, partially offset by amortization of definite-lived intangibles.
The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company performed its annual goodwill impairment testing during the third quarter of 2019 and determined that the Company's goodwill was not impaired. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes that indicated impairment of other intangible assets. For additional information regarding the goodwill and other intangible assets, see Note 6, "Goodwill and Other Intangible Assets" within Notes to Consolidated Financial Statements included in Item 8 hereof.
Cash Surrender Value of Life Insurance Policies    The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $197.4 million and $160.5 million at December 31, 2019 and December 31, 2018, respectively, with $34.5 million of the increase attributable to policies obtained in the BHB acquisition. The Company recorded tax exempt income from life insurance policies in the amount of $5.0 million in 2019, and $4.1 million in 2018 and 2017. The Company also recorded gains on life insurance benefits of $434,000 and $1.5 million during 2019 and 2018, respectively.
Deposits    As of December 31, 2019, total deposits were $9.1 billion, representing a $1.7 billion, or 23.2%, increase from the prior year-end. The increase is primarily due to the BHB acquisition. Core deposits represented 82.90% of total deposits at December 31, 2019, and the total cost of deposits was 0.47% for the year ended December 31, 2019, representing an increase from the prior year of 18 basis points.
The Company also participates in the Promontory Interfinancial Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market and amounted to $211.2 million and $180.5 million, at December 31, 2019 and December 31, 2018, respectively. In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the Promontory Interfinancial Network, which amounted to $281.6 million and $6.0 million, at December 31, 2019 and December 31, 2018, respectively. During 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act ("EGRRCPA") was promulgated and determined that reciprocal deposits, such as those acquired through the Promontory Interfinancial Network, were no longer to be treated as brokered deposits. Accordingly, these amounts are no longer included in the total brokered amounts reported by the Company.
Excluding the effects of the BHB acquisition, the Company's deposits have declined modestly on a net organic basis as compared to the prior year end as summarized in the table below:
Table 16 - Components of Deposit Growth/(Decline)

	December 31 2019	December 31 2018	BHB Bancorp Acquisition	Organic Growth/(Decline) $	Organic Growth/(Decline) %
	(Dollars in thousands)
Noninterest-bearing demand deposits	$2,662,591	$2,450,907	$301,276	$(89,592)	(3.7)%
Savings and interest checking	3,232,909	2,865,349	351,554	16,006	0.6%
Money market	1,856,552	1,399,761	543,842	(87,051)	(6.2)%
Time certificates of deposits	1,395,315	711,103	733,764	(49,552)	(7.0)%
Total	$9,147,367	$7,427,120	$1,930,436	$(210,189)	(2.8)%

The following table sets forth the maturities of the Bank’s time certificates of deposits in the amount of $100,000 or more as of December 31, 2019:
Table 17 - Maturities of Time Certificates of Deposits $100,000 and Over

	Balance	Percentage
	(Dollars in thousands)
1 to 3 months	$134,660	20.3%
4 to 6 months	178,050	26.8%
7 to 12 months	190,744	28.8%
Over 12 months	160,191	24.1%
Total	$663,645	100.0%

Borrowings    The Company's borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings increased by $44.4 million, or 17.2%, at December 31, 2019, as compared to December 31, 2018.

The following table presents activity for the year ended December 31, 2019 within each of the Company's major borrowing categories:
Table 18 - Components of Borrowings by Category

	2018	BHB Deal Financing	Borrowings Acquired from BHB	Other Issuances/(Payments)	2019
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$147,806	$—	$124,817	$(156,875)	$115,748
Line of credit	—	50,000	—	(50,000)	—
Long-term borrowings	—	75,000	—	(94)	74,906
Junior subordinated debentures	76,173	—	—	(13,325)	62,848
Subordinated debentures - issued November 17, 2014	34,728	—	—	(34,728)	—
Subordinated debentures - issued March 14, 2019	—	—	—	49,601	49,601
Total	$258,707	$125,000	$124,817	$(205,421)	$303,103

See Note 8, "Borrowings" within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.
Capital Resources    The Federal Reserve Board (Federal Reserve), the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. These risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Common Equity Tier 1 capital ratio of 4.5%, Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. In addition, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At December 31, 2019, the Company and the Bank exceeded the minimum requirements for Common Equity Tier 1 capital, Tier 1 capital, total capital, and Tier 1 leverage capital, inclusive of the capital conservation buffer. See Note 21, "Regulatory Matters" within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding capital requirements.

Results of Operations

Table 19 - Summary of Results of Operations

	Years Ended December 31
	2019	2018
	(Dollars in thousands, except per share data)
Net income	$165,175	$121,622
Diluted earnings per share	$5.03	$4.40
Return on average assets	1.52%	1.46%
Return on average equity	10.85%	12.31%
Stockholders' equity as % of assets	14.99%	12.13%
Net interest margin	4.04%	3.91%

Net Interest Income    The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax-equivalent basis, net interest income was $394.1 million in 2019, a 31.9% increase from 2018 net interest income of $298.9 million. The overall increase in net interest income is due in part to higher interest earning assets, which is primarily driven by recent acquisitions.

The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for 2019, 2018 and 2017. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Table 20 - Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31
	2019			2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$97,028	$2,207	2.27%	$136,140	$2,676	1.97%	$124,014	$1,418	1.14%
Securities
Securities - trading	1,876	—	—%	1,549	—	—%	1,223	—	—%
Securities - taxable investments	1,176,992	32,405	2.75%	999,744	26,513	2.65%	901,891	22,465	2.49%
Securities - nontaxable investments (1)	1,673	66	3.95%	2,098	76	3.62%	3,186	135	4.24%
Total securities	1,180,541	32,471	2.75%	1,003,391	26,589	2.65%	906,300	22,600	2.49%
Loans held for sale	40,858	891	2.18%	5,396	159	2.95%	4,760	92	1.93%
Loans (2)
Commercial and industrial	1,321,798	74,208	5.61%	958,414	45,754	4.77%	875,056	36,048	4.12%
Commercial real estate (1)	3,838,526	187,902	4.90%	3,128,659	144,045	4.60%	3,067,077	127,512	4.16%
Commercial construction	478,865	27,263	5.69%	385,771	19,615	5.08%	365,277	16,387	4.49%
Small business	169,381	10,280	6.07%	142,850	8,362	5.85%	128,559	7,145	5.56%
Total commercial	5,808,570	299,653	5.16%	4,615,694	217,776	4.72%	4,435,969	187,092	4.22%
Residential real estate	1,483,831	59,375	4.00%	794,735	31,768	4.00%	713,608	28,179	3.95%
Home equity	1,127,425	51,164	4.54%	1,067,365	44,505	4.17%	1,030,881	38,388	3.72%
Total consumer real estate	2,611,256	110,539	4.23%	1,862,100	76,273	4.10%	1,744,489	66,567	3.82%
Other consumer	26,095	2,216	8.49%	12,116	952	7.86%	10,641	944	8.87%
Total loans	8,445,921	412,408	4.88%	6,489,910	295,001	4.55%	6,191,099	254,603	4.11%
Total Interest-Earning Assets	9,764,348	447,977	4.59%	7,634,837	324,425	4.25%	7,226,173	278,713	3.86%
Cash and Due from Banks	118,295			103,911			97,694
Federal Home Loan Bank Stock	15,692			13,200			12,781
Other Assets	976,962			553,226			554,117
Total Assets	$10,875,297			$8,305,174			$7,890,765

Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$3,121,120	$8,366	0.27%	$2,658,798	$5,582	0.21%	$2,541,845	$3,656	0.14%
Money market	1,817,394	15,135	0.83%	1,367,743	7,465	0.55%	1,298,598	4,224	0.33%
Time certificates of deposits	1,250,577	17,685	1.41%	655,983	6,948	1.06%	622,909	4,822	0.77%
Total interest bearing deposits	6,189,091	41,186	0.67%	4,682,524	19,995	0.43%	4,463,352	12,702	0.28%
Borrowings
Federal Home Loan Bank borrowings	178,658	4,438	2.48%	59,932	1,083	1.81%	59,204	1,385	2.34%
Customer repurchase agreements and other short-term borrowings	—	—	—%	129,890	248	0.19%	166,152	257	0.15%
Line of credit	2,673	104	3.89%	—	—	—%	—	—	—%

Long-term borrowings	57,270	2,073	3.62%	—	—	—%	—	—	—%
Junior subordinated debentures	67,581	2,388	3.53%	73,458	2,501	3.40%	73,074	2,281	3.12%
Subordinated debt	70,070	3,690	5.27%	34,705	1,709	4.92%	34,658	1,709	4.93%
Total borrowings	376,252	12,693	3.37%	297,985	5,541	1.86%	333,088	5,632	1.69%
Total interest-bearing liabilities	6,565,343	53,879	0.82%	4,980,509	25,536	0.51%	4,796,440	18,334	0.38%
Noninterest-bearing demand deposits	2,607,763			2,252,006			2,098,501
Other liabilities	180,270			84,671			82,840
Total liabilities	9,353,376			7,317,186			6,977,781
Stockholders’ equity	1,521,921			987,988			912,984
Total liabilities and stockholders’ equity	$10,875,297			$8,305,174			$7,890,765
Net interest income (1)		$394,098			$298,889			$260,379
Interest rate spread (3)			3.77%			3.74%			3.48%
Net interest margin (4)			4.04%			3.91%			3.60%
Supplemental Information
Total deposits, including demand deposits	$8,796,854	$41,186		$6,934,530	$19,995		$6,561,853	$12,702
Cost of total deposits			0.47%			0.29%			0.19%
Total funding liabilities, including demand deposits	$9,173,106	$53,879		$7,232,515	$25,536		$6,894,941	$18,334
Cost of total funding liabilities			0.59%			0.35%			0.27%

(1)
The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $963,000, $724,000 and $1.5 million for 2019, 2018 and 2017, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $1.7 million, $2.1 million, and $3.2 million in 2019, 2018, and 2017, respectively, and tax exempt income relating to loans with average balances of $80.0 million, $55.7 million and $69.9 million at 2019, 2018 and 2017, respectively.

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
Table 21 - Volume Rate Analysis

	Years Ended December 31
	2019 Compared To 2018			2018 Compared To 2017			2017 Compared To 2016
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest-earning deposits, federal funds sold and short term investments	$300	$(769)	$(469)	$1,119	$139	$1,258	$773	$(545)	$228
Securities
Taxable securities	1,191	4,701	5,892	1,611	2,437	4,048	(298)	1,912	1,614
Nontaxable securities (1)	5	(15)	(10)	(13)	(46)	(59)	7	(52)	(45)
Total securities			5,882			3,989			1,569
Loans held for sale	(313)	1,045	732	55	12	67	(29)	(114)	(143)
Loans
Commercial and industrial	11,106	17,348	28,454	6,272	3,434	9,706	1,800	1,042	2,842
Commercial real estate	11,174	32,683	43,857	13,973	2,560	16,533	2,548	12,987	15,535
Commercial construction	2,915	4,733	7,648	2,309	919	3,228	1,306	(13)	1,293
Small business	365	1,553	1,918	423	794	1,217	191	1,079	1,270
Total commercial			81,877			30,684			20,940
Residential real estate	62	27,545	27,607	385	3,204	3,589	(539)	3,231	2,692
Home equity	4,155	2,504	6,659	4,758	1,359	6,117	2,801	2,698	5,499
Total consumer real estate			34,266			9,706			8,191
Total other consumer	166	1,098	1,264	(123)	131	8	3	(244)	(241)
Loans (1)			117,407			40,398			28,890
Total			$123,552			$45,712			$30,544
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$1,813	$971	$2,784	$1,758	$168	$1,926	$294	$189	$483
Money market	5,216	2,454	7,670	3,016	225	3,241	922	306	1,228
Time certificates of deposits	4,439	6,298	10,737	1,870	256	2,126	56	(205)	(149)
Total interest-bearing deposits			21,191			7,293			1,562
Borrowings
Federal Home Loan Bank borrowings	1,210	2,145	3,355	(319)	17	(302)	(209)	(59)	(268)
Customer repurchase agreements and other short-term borrowings	—	(248)	(248)	47	(56)	(9)	25	24	49
Line of Credit	104	—	104	—	—	—	—	—	—
Long-term borrowings	2,073	—	2,073	—	—	—	—	—	—
Junior subordinated debentures	87	(200)	(113)	208	12	220	(1,795)	(7)	(1,802)
Subordinated debt	239	1,742	1,981	(2)	2	—	(2)	2	—
Total borrowings			7,152			(91)			(2,021)
Total			$28,343			$7,202			$(459)
Change in net interest income			$95,209			$38,510			$31,003

(1)	The table above reflects income determined on a fully tax equivalent basis. See footnotes to Table 20 above for the related adjustments.

Provision For Loan Losses    The provision for loan losses represents the charge to expense that is required to maintain an appropriate level of allowance for loan losses. The provision for loan losses totaled $6.0 million in 2019, compared with $4.8 million in 2018. The increase in provision was primarily due to balance sheet growth throughout the year. The Company’s allowance for loan losses, as a percentage of total loans, was 0.76% at December 31, 2019, as compared to 0.93% at December 31, 2018. The decrease in this percentage is attributable to the treatment of loans acquired in connection with the BHB acquisition. These acquired loans are recorded at fair value, which includes consideration for estimated credit losses, and without carryover of the respective portfolio's historical allowance for loan losses. Net charge-offs for the years ended December 31, 2019 and 2018 totaled $2.6 million and $1.1 million, respectively.
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
Additionally, the national and local economies remained generally strong and expansion continued despite lingering uncertainty regarding trade policy and tariffs.  The labor market in the New England region remains very tight which has led to difficulty for some employers seeking to fill vacancies.  Wage growth remains somewhat restrained, but increases have begun to emerge in a number of industries.  Retail sales versus the prior year are up modestly with many retailers noting that they have not experienced significant pricing pressure despite the ongoing tariff negotiations with China.  Travel for both leisure and business remains strong in the Boston area with increased passenger counts for both airlines and cruise ships through the end of the year.  The trend is expected to continue into 2020.  Residential real estate activity appears to be moderating somewhat versus the prior year with decline in sales volumes due to low inventory and continued increase in prices. The commercial real estate outlook remains positive with low vacancy rates, particularly in office space, and continued construction activity. Management believes that the overall economic outlook for the near term remains generally positive for the New England region.

Noninterest Income    The following table sets forth information regarding noninterest income for the periods shown:
Table 22 - Noninterest Income

	Years Ended December 31
			Change
	2019	2018	Amount	%
	(Dollars in thousands)
Deposit account fees	$20,040	$18,327	$1,713	9.3%
Interchange and ATM fees	22,152	18,916	3,236	17.1%
Investment management	28,719	26,155	2,564	9.8%
Mortgage banking income	11,454	4,071	7,383	181.4%
Increase in cash surrender value of life insurance policies	5,013	4,060	953	23.5%
Gain on life insurance benefits	434	1,463	(1,029)	(70.3)%
Loan level derivative income	6,478	2,373	4,105	173.0%
Other noninterest income	21,004	13,140	7,864	59.8%
Total	$115,294	$88,505	$26,789	30.3%
The primary reasons for significant variances in the noninterest income category shown in the preceding table are noted below:
Deposit account fees increased due to overall increased household accounts, including the impact of recent acquisitions.
Interchange and ATM fees increased, driven mainly by increased account activity and a larger customer base from the BHB and MNB Bancorp acquisitions as well as debit card branding incentives.
Investment management revenue increased primarily due to growth in overall assets under administration, which grew from $3.6 billion at December 31, 2018 to $4.6 billion at December 31, 2019, as well as increased retail commissions.
Mortgage banking income increased, due to the significantly increased production channel following the BHB acquisition, capitalizing on a strong refinance demand environment, combined with robust purchase volumes.

The increase in cash surrender value of life insurance policies increased due primarily to policies obtained from the BHB acquisition.
The Company received proceeds on life insurance policies during both 2019 and 2018, resulting in gains of $434,000 and $1.5 million, respectively.
Loan level derivative income increased as a result of higher customer demand during the year.
Other noninterest income increased during the year, primarily due to a $3.1 million insurance recovery related to a claim settlement on an acquired BHB loan that was fully charged off prior to the acquisition, as well as a gain on the sale of residential loans, a gain associated with the sale of a small business credit card portfolio and increased unrealized gains on equity securities.

Noninterest Expense    The following table sets forth information regarding noninterest expense for the periods shown:
Table 23 - Noninterest Expense

	Years Ended December 31
			Change
	2019	2018	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$149,165	$124,328	$24,837	20.0%
Occupancy and equipment	33,207	27,098	6,109	22.5%
Data processing and facilities management	6,516	5,125	1,391	27.1%
FDIC assessment	1,394	2,774	(1,380)	(49.7)%
Advertising	5,444	4,942	502	10.2%
Consulting	5,448	3,891	1,557	40.0%
Core deposit amortization	5,545	2,344	3,201	136.6%
Debit card expense	4,220	3,429	791	23.1%
Loss on sale of securities	1,462	—	1,462	100.0%
Merger & acquisitions	26,433	11,168	15,265	136.7%
Software maintenance	5,511	4,202	1,309	31.2%
Other noninterest expense	39,976	36,668	3,308	9.0%
Total	$284,321	$225,969	$58,352	25.8%

The primary reasons for significant variances in the noninterest expense category shown in the preceding tables are noted below:
The increase in salaries and employee benefits reflects overall increases in the employee base during 2019, including the recent acquisitions of BHB and MNB Bancorp, along with increases in expenses associated with incentives, payroll taxes, medical insurance, commissions and retirement benefits costs.
Occupancy and equipment expense increases were attributable to added costs from the BHB acquisition, including the BHB branch network, as well as increases in depreciation expense and equipment maintenance and repairs.
Data processing increases reflect overall increased levels of transactional activity in conjunction with the Company's overall growth.
FDIC assessment expense decreased due to the Company benefiting from the small bank assessment credits allocated in conjunction with the Deposit Insurance Fund's attainment of 1.38 percent reserve ratio, which resulted in no expense during the third and fourth quarters of 2019.
Consulting expense increased during 2019 in conjunction with the Company's overall growth.

The increase in merger and acquisition expenses in 2019 is primarily attributable to the BHB acquisition, with a small remainder associated with the MNB Bancorp acquisition. The majority of these costs include severance, contract termination and integration costs. The majority of the merger and acquisition expenses in 2018 are associated with the fourth quarter 2018 closing of the MNB Bancorp acquisition and to a smaller degree, the BHB acquisition. The majority of these costs include contract terminations, severance and legal fees.
Software maintenance increases during 2019 reflect the Company's continued investment in its technology infrastructure.
Other noninterest expenses increased due primarily to increases in amortization of other intangibles, provision for unfunded commitment, sponsorship expenses, examination and audit fees, system conversion costs, and a loss on the sale of fixed assets.

Income Taxes    The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 24 - Tax Provision and Applicable Tax Rates

	December 31
	2019	2018	2017
	(Dollars in thousands)
Combined federal and state income tax provisions	$52,933	$34,304	$47,341
Effective income tax rates	24.27%	22.00%	35.19%
Blended Statutory tax rate	27.89%	28.23%	40.93%

The Company's blended statutory and effective tax rates in 2019 are comparable to the 2018 period.  The Company’s blended and effective tax rates decreased in 2018 compared to 2017 due primarily to the impact of the Tax Act, which decreased the maximum federal corporate tax rate from 35% to 21%.  The effective tax rates in the table above are lower than the blended statutory tax rates due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program and investments in low income housing project investments.  Additionally, the effective tax rate includes the impact of excess tax benefits associated with stock compensation transactions and other discrete items, which can fluctuate year over year.

The Company's subsidiaries have received several awards of tax credit allocation authority under the federal New Markets Tax Credit program which has enabled the Company to recognize federal tax credits over a seven-year period totaling 39.0% of the total award.  The Company recognized federal tax credits as capital investments that are made into its subsidiaries to fund below market interest rate loans to qualifying businesses in low income communities.  The Company recognized a tax credit of $2.7 million during 2019 related to the New Markets Tax Credit program, which is the last remaining credit available from prior awards.

The Company invests in various low-income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company receives tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2037, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $96.3 million, of which $61.3 million has been funded. The Company recognized a net tax benefit of approximately $1.7 million for 2019 and anticipates additional net tax benefits of $12.5 million over the remaining life of the investments from the combination of tax credits and operating losses.
For additional information related to the Company's income taxes see Note 13, "Income Taxes" and Note 14, "Low Income Housing Project Investments" within Notes to the Consolidated Financial Statements included in Item 8 hereof.
Dividends    The Company declared cash dividends of $1.76 per common share in 2019 and $1.52 per common share in 2018. The 2019 and 2018 ratio of dividends paid to earnings was 32.25% and 33.03%, respectively.
Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends of the Company will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deems appropriate.

Comparison of 2018 vs. 2017    In November of 2018, the Company completed the MNB Bancorp acquisition, acquiring loans of $293.5 million and deposits of $278.2 million at fair value. In May of 2017, the Company completed the Island Bancorp acquisition, acquiring loans of $155.6 million and deposits of $159.6 million, at fair value. As of December 31, 2018, the Company’s total assets were $8.9 billion, which represented an increase of $769.6 million, or 9.5%, as compared to December 31, 2017. Total average assets were $8.3 billion and $7.9 billion in 2018 and 2017, respectively. Total securities of $1.1 billion at December 31, 2018 increased $128.7 million compared to $946.5 million at December 31, 2017. Total loans of $6.9 billion at December 31, 2018 increased $550.6 million compared to the prior year end. Total deposits of $7.4 billion at December 31, 2018 reflected an increase of $697.9 million, or 10.4%, as compared to December 31, 2017. Borrowings decreased by $65.0 million, or 20.1%, during the year ended December 31, 2018. Stockholders’ equity increased by $129.7 million in 2018.
Net income for 2018 was $121.6 million, or $4.40 per diluted share, compared to $87.2 million, or $3.19 per diluted share, in 2017. Return on average assets and return on average common equity were 1.46% and 12.31%, respectively, for 2018 and 1.11% and 9.55%, respectively, for 2017.
On a fully tax-equivalent basis, net interest income was $298.9 million in 2018, a 14.8% increase from 2017 net interest income of $260.4 million. The overall increase is due in part to higher interest earning assets, which was driven by both acquisitions and organic growth, combined with the Company's sustained asset sensitive position.
Interest expense for the year ended December 31, 2018 increased to $25.5 million from $18.3 million in 2017, driven by an increase in the total cost of funds of eight basis points to 0.35% for 2018, as compared to 0.27% for 2017. In addition, average interest-bearing deposits increased $219.2 million, or 4.9%, over the prior year while the cost of these deposits increased to 0.29% in 2018 from 0.19% in 2017.
The provision for loan losses totaled $4.8 million in 2018, compared with $3.0 million in 2017. The increase in provision was primarily due to organic loan growth throughout the year. The Company’s allowance for loan losses, as a percentage of total loans, was 0.93% at December 31, 2018, as compared to 0.95% at December 31, 2017.
The primary reasons for significant variances in the noninterest income category between 2018 and 2017 are noted below:
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
The primary reasons for significant variances in the noninterest expense category between 2018 and 2017 are noted below:
The increase in salaries and employee benefits reflects overall increases in the employee base during 2018 (including the acquisitions of MNB Bancorp and Island Bancorp) along with increases in expenses associated with incentives, medical insurance, payroll taxes and commissions.
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
The majority of the merger and acquisition expenses in 2018 are associated with the fourth quarter 2018 closing of the MNB Bancorp acquisition and to a lesser degree, the BHB acquisition which closed in the first half of 2019. The majority of these costs include contract terminations, severance and legal fees. The majority of merger and acquisition expense in 2017 was related to compensation and severance agreements, as well as contract termination costs, associated with the Island Bancorp acquisition which closed in the second quarter of 2017.
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
Credit Risk   Credit risk is the possibility that customers or other counterparties may not repay loans or other contractual obligations according to their terms. While the collateral securing loans may be sufficient in some cases to recover the amount due, in other cases the Company may experience significant credit losses which could have an adverse effect on its operating results. The Company makes assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 4, "Loans, Allowance for Loan Losses and Credit Quality" within Notes to Consolidated Financial Statements included in Item 8 hereof.
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
Strategic and Reputation Risk   Strategic and reputation risk is the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, and failure to assess current and new opportunities and threats in business, markets, and products. Management seeks to mitigate strategic and reputational risk through annual strategic planning, frequent executive review of strategic plan progress, ongoing competitive and technological observation, assessment processes of new products, new branches, and new business initiatives, adherence to ethical standards, a philosophy of customer advocacy, a structured process of customer complaint resolution, and ongoing reputational monitoring, crisis management planning, and management tools.
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

The results of such scenarios are outlined in the table below:
Table 25 - Interest Rate Sensitivity

	Years Ended December 31
	2019		2018
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(2.7)%	(6.4)%	(5.3)%	(7.2)%
+100	2.5%	4.3%	3.5%	7.6%
+200	4.6%	8.5%	6.4%	12.6%
+300	6.6%	12.5%	9.3%	17.6%
+400	8.5%	16.4%	12.2%	22.6%

Gradual rate shifts (basis points)
-100 over 12 months	(1.0)%	(5.2)%	(2.2)%	(5.8)%
+200 over 12 months	2.1%	6.9%	3.2%	11.2%
+400 over 24 months	2.1%	8.6%	3.2%	14.2%

Alternative scenarios
Yield curve twist (1)	0.8%	4.6%	n/a	n/a
Flat up 200 basis points scenario	n/a	n/a	3.5%	12.1%

(1)
In the yield curve twist scenario, rates increase 200 basis points over a two year horizon. The parallel shift occurs faster on the long end of the curve than it does on the short end, creating a temporary increase in the steepness of the curve during the interim period of the twist.

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

The most significant factors affecting market risk exposure of the Company’s net interest income during the year ended December 31, 2019 were the shape of the U.S. government securities and interest rate swap yield curve, the U.S. prime interest rate and LIBOR rates, and the interest rates being offered on long-term fixed rate loans.
The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by using interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from the other party. Interest rate caps and floors are agreements where one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. Additionally, the Company may manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts. In an effort to mitigate that risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. See Note 11,"Derivatives and Hedging Activities" within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for additional information regarding the Company’s Derivative Financial Instruments.
The Company’s earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines. See Note 3, "Securities" within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.

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

Management maintains an Asset Liability Committee to manage liquidity risk. The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB, less short-term liabilities relative to total assets, was within policy limits at December 31, 2019. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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
The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 26 - Sources of Liquidity

	December 31
	2019		2018
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank borrowings (1)	$115,748	$1,557,559	$147,806	$953,539
Federal Reserve Bank of Boston (2)	—	954,748	—	705,242
Unpledged securities	—	790,304	—	691,383
Line of Credit	—	50,000	—	—
Long-term borrowings (3)	74,906	—	—	—
Junior subordinated debentures (3)	62,848	—	76,173	—
Subordinated debt (3)	49,601	—	34,728	—
Reciprocal deposits (3)	211,213		180,514
Brokered deposits (3)	281,573	—	6,000	—
	$795,889	$3,352,611	$445,221	$2,350,164

(1)
Loans with a carrying value of $2.5 billion and $1.6 billion at December 31, 2019 and 2018, respectively, have been pledged to the Federal Home Loan Bank of Boston resulting in this additional borrowing capacity.

(2)
Loans with a carrying value of $1.5 billion and $1.2 billion at December 31, 2019 and 2018, respectively, have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

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

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments
The Company has entered into contractual obligations, commitments, residential loans sold with recourse and other off-balance sheet financial instruments. The amounts below assume the contractual obligations and commitments will run through the end of the applicable term and, as such, do not include early termination fees or penalties where applicable. The following tables summarize the Company’s contractual obligations, other commitments, contingencies, loans sold with recourse and off-balance sheet financial instruments at December 31, 2019:

Table 27 - Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments by Maturity

	Payments Due — By Period
Contractual Obligations, Commitments and Contingencies	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years (2)
	(Dollars in thousands)
FHLB advances (1)	$115,748	$104,976	$10,042	$—	$730
Junior subordinated debentures (1)	62,888	—	—	—	62,888
Subordinated debt (1)	50,000	—	—	—	50,000
Long term borrowings	75,000	—	75,000	—	—
Time certificates of deposits	1,395,315	1,097,407	260,305	37,603	—
All other deposits with no maturity	7,752,052	—	—	—	7,752,052
Loans sold with recourse	404,532	—	—	—	404,532
Lease obligations	63,791	11,752	21,490	15,649	14,900
Vendor contracts and other obligations	53,305	15,328	23,256	13,530	1,191
Retirement benefit obligations (3)	47,700	1,010	2,009	2,885	41,796
Low income housing project investments unfunded commitments	34,967	17,009	17,707	123	128
Total Contractual Obligations	$10,055,298	$1,247,482	$409,809	$69,790	$8,328,217

	Amount of Commitment Expiring — By Period
Off-Balance Sheet Financial Instruments	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years (2)
	(Dollars in thousands)
Commitments to extend credit	$3,337,930	$404,856	$254,795	$131,586	$2,546,693
Standby letters of credit	21,565	1,879	4,870	2,096	12,720
Mortgage derivatives - notional value	76,534	76,534	—	—	—
Interest rate swaps - notional value	925,000	—	225,000	700,000	—
Customer-related positions
Foreign exchange contracts - notional value	91,434	91,434	—	—	—
Loan level interest rate swaps - notional value	1,577,410	156,690	210,806	323,324	886,590
Total Commitments	$6,029,873	$731,393	$695,471	$1,157,006	$3,446,003

(1)
The Company has hedged certain short-term borrowings and variable rate junior subordinated debentures, effectively converting the borrowings to a fixed rate. Amounts maturing represent contractual amounts due and do not include any issuance costs, which may be presented on a net basis in the financial statements.

(2)	Items with no maturity are presented in the table in the after five years category.

(3)
Retirement benefit obligations include expected contributions to the Company’s frozen pension plan, post retirement plans and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2019 - June 30, 2020 and reflect only the expected minimum required contribution. Contributions beyond this plan year cannot be quantified as they will be determined based upon the return on the investments in the plan and the discount rate used to quantify the liability. Expected contributions for the post retirement plans and supplemental executive retirement plans include obligations that are payable over the life of the participants.

Impact of Inflation and Changing Prices
The consolidated financial statements and related notes thereto presented in Item 8 hereof have been prepared in accordance with GAAP which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
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
The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and is reduced by loans charged-off. For additional discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see Note 4, "Loans, Allowance for Loan Losses and Credit Quality" within Notes to Consolidated Financial Statements included in Item 8 hereof.
Income Taxes    The Company accounts for income taxes using two components of income tax expense, current and deferred.  Current taxes represent the net estimated amount due to or to be received from taxing authorities in the current year.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, and carry-forwards that exist at the end of a period. Deferred tax assets and liabilities are measured using enacted tax rates and provisions of the enacted tax law and are not discounted to reflect the time-value of money.  The effect of any change in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are assessed for recoverability and the Company may record a valuation allowance if it believes based on available evidence that it is more likely than not that the deferred tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company may record a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns. Additionally, deferred tax assets and liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information. The Company may also record an unrecognized tax benefit related to uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. All movements in unrecognized tax benefits are recognized through the provision for income taxes. Taxes are discussed in more detail in Note 13, "Income Taxes" within Notes to the Consolidated Financial Statements included in Item 8 hereof.
Valuation of Goodwill/Intangible Assets and Analysis for Impairment     The Company has increased its market share through the acquisition of entire financial institutions accounted for under the acquisition method of accounting, as well as from the acquisition of branches (not the entire institution) and other nonbanking entities. For all acquisitions, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques, which may include the use of third party specialists. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value the two step quantitative impairment test is performed. Step one of the quantitative impairment testing compares book value to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. Step one of the impairment testing was passed during 2019. The Company’s goodwill relates to acquisitions that are fully integrated into the retail banking operations, which management does not consider to be at risk of failing step one in the near future. The Company’s intangible assets are subject to amortization and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be receivable. If applicable, the Company tests each of the intangibles by comparing the carrying value of the intangible to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.
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
On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors, including the severity and duration of the impairment; the Company’s intent to sell the security, or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. The term other-than-temporary is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or that there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Estimates of the expected cash flows for investment securities that potentially may be deemed to have OTTI begin with the contractual cash flows of the security. This amount is then reduced by an estimate of probable credit losses associated with the security. When estimating the extent of probable losses on the securities, management considers the strength of the underlying issuers of the securities. Indicators of diminished credit quality of the issuers include defaults, interest deferrals, or "payments in kind." Numerous factors are considered when estimating the ultimate realizability of the cash flow for each individual security. The resulting estimate of cash flows after considering credit is then subject to a present value computation using a discount rate equal to the current yield used to accrete the beneficial interest or, the effective interest rate implicit in the security at the date of acquisition. If the present value of the estimated cash flows is less than the current amortized cost basis, an OTTI is considered to have occurred and the security is written down to the fair value indicated by the cash flows analysis. Any portion of decline in fair value considered to be an OTTI charge that is not due to the reduction in cash flows due to credit is considered a decline due to other factors such as liquidity or interest rates and accordingly is recorded in other comprehensive income. Any portion of the decline which is related to credit is recorded in earnings.

Recent Accounting Developments
See Note 1, "Summary of Significant Accounting Policies" within Notes to Consolidated Financial Statements included in Item 8 hereof.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management" in Item 7 hereof.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Independent Bank Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Independent Bank Corp. (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for loan losses
Description of the matter
As of December 31, 2019, management established an allowance for loan losses of $67.7 million. As described in notes 1 and 4 to the consolidated financial statements, the Company uses a formula-based approach with loss factors derived from actual historical portfolio losses, which are combined with an assessment of certain qualitative risk factors to determine the allowance amounts allocated to the various loan categories.

Auditing the allowance for loan losses was challenging due to the subjectivity involved in assessing the judgment management applied in determining the adjustment attributable to the qualitative risk factors.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the allowance for loan loss process, which included, among others, those over management’s review of the quantitative adjustments applied to the qualitative risk factors identified. We also evaluated other key allowance controls including the loan risk-rating process, the annual assessment of the loss emergence and confirmation period and the review and approval of calculations used to estimate the allowance for loan loss.
We assessed management’s determination of qualitative risk factors and tested these factors by comparing conclusions reached to independently-obtained third-party data or internally available Company-specific data. Certain qualitative risk factors including (1) national and local economic and business conditions and (2) banking industry conditions and other external factors were more subjective in nature given an increased reliance on management judgment. For these risk factors, we evaluated whether they were consistent with available market information and performed analytical procedures over movements in the loan portfolio.
We evaluated the overall appropriateness of the qualitative risk factors by performing procedures including, among others, comparing the allowance amounts allocated to the various loan categories, inclusive of the qualitative risk factors, to the Company’s historic loss experience along with the loss experience at institutions of a similar size and geographic location.

Fair value of loans and core deposit intangibles recognized as part of the acquisition of Blue Hills Bancorp
Description of the matter
In 2019, the Company completed its acquisition of Blue Hills Bancorp (Blue Hills), which was accounted for as a business combination. As disclosed in note 2 to the consolidated financial statements, the Company recognized a fair value adjustment to acquired loans of $23.2 million and a core deposit intangible (CDI) of $19.9 million.
Auditing the Company's accounting for the fair value adjustment to acquired loans and the recognized CDI was complex due to the sensitivity of the respective fair values to underlying assumptions. With the assistance of an external specialist, the Company used a discounted cash flow model to measure the fair value of acquired assets. The judgmental assumptions in the acquired loan portfolio included the estimate of future credit losses and prepayments along with the application of a market-based discount rate to those cash flows. The judgmental assumptions in the CDI included the attrition rate of the deposit accounts. These significant assumptions were based on market data, the Company’s industry experience, and management’s expectations based on results of previous acquisitions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for business combinations. Our tests included controls over the estimation process supporting the recognition and measurement of consideration transferred along with acquired assets and liabilities. We also tested management’s review controls over the assumptions used in the valuation models for loans and CDI. To test the estimated fair value of acquired loans and CDI, we evaluated the Company's valuation methodology, the methods and significant assumptions used by the Company, and the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company, significant assumptions included in the fair value estimates, and assessment of the competence and objectivity of management’s external specialist.
We assessed the key judgments in management’s assumptions by performing procedures over the estimate of future credit losses and the market-based discount rate for the acquired loan portfolio, along with the attrition rate for CDI. We tested, on a sample basis, both the market data and the internally developed assumptions used by management to calculate the fair value including an independent comparative calculation of the fair value adjustment.

We have served as the Company's auditor since 2009
Boston, Massachusetts
February 27, 2020

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2019	2018
Assets
Cash and due from banks	$114,686	$127,503
Interest-earning deposits with banks	36,288	122,952
Securities
Trading	2,179	1,504
Equities	21,261	19,477
Available for sale	426,424	442,752
Held to maturity (fair value $753,263 and $603,640)	740,806	611,490
Total securities	1,190,670	1,075,223
Loans held for sale (at fair value)	33,307	6,431
Loans
Commercial and industrial	1,395,036	1,093,629
Commercial real estate	4,002,359	3,251,248
Commercial construction	547,293	365,165
Small business	174,497	164,676
Residential real estate	1,590,569	923,294
Home equity - first position	649,255	654,083
Home equity - subordinate positions	484,543	438,001
Other consumer	30,087	16,098
Total loans	8,873,639	6,906,194
Less: allowance for loan losses	(67,740)	(64,293)
Net loans	8,805,899	6,841,901
Federal Home Loan Bank stock	14,424	15,683
Bank premises and equipment, net	123,674	97,581
Goodwill	506,206	256,105
Other intangible assets	29,286	15,250
Cash surrender value of life insurance policies	197,372	160,456
Other assets	343,353	132,507
Total assets	$11,395,165	$8,851,592
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$2,662,591	$2,450,907
Savings and interest checking accounts	3,232,909	2,865,349
Money market	1,856,552	1,399,761
Time certificates of deposit of $100,000 and over	663,645	351,629
Other time certificates of deposits	731,670	359,474
Total deposits	9,147,367	7,427,120
Borrowings
Federal Home Loan Bank borrowings	115,748	147,806
Long-term borrowings (less unamortized debt issuance costs of $94)	74,906	—
Junior subordinated debentures (less unamortized debt issuance costs of $40 and $118)	62,848	76,173
Subordinated debentures (less unamortized debt issuance costs of $399 and $272)	49,601	34,728
Total borrowings	303,103	258,707
Other liabilities	236,552	92,275
Total liabilities	9,687,022	7,778,102
Commitments and contingencies	—	—
Stockholders' Equity
Preferred stock, $.01 par value; authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value; authorized: 75,000,000 shares, issued and outstanding: 34,377,388 shares at December 31, 2019 and 28,080,408 shares at December 31, 2018 (includes 147,184 and 153,459 shares of unvested participating restricted stock awards, respectively)	342	279
Value of shares held in rabbi trust at cost: 143,820 shares at December 31, 2019 and 153,226 shares at December 31, 2018	(4,735)	(4,718)
Deferred compensation obligation	4,735	4,718
Additional paid in capital	1,035,450	527,648
Retained earnings	654,182	546,736
Accumulated other comprehensive loss, net of tax	18,169	(1,173)
Total stockholders' equity	1,708,143	1,073,490
Total liabilities and stockholders' equity	$11,395,165	$8,851,592
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2019	2018	2017
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans	$411,460	$294,293	$253,131
Taxable interest and dividends on securities	32,405	26,513	22,465
Nontaxable interest and dividends on securities	51	60	88
Interest on loans held for sale	891	159	92
Interest on federal funds sold and short-term investments	2,207	2,676	1,418
Total interest and dividend income	447,014	323,701	277,194
Interest expense
Interest on deposits	41,186	19,995	12,702
Interest on borrowings	12,693	5,541	5,632
Total interest expense	53,879	25,536	18,334
Net interest income	393,135	298,165	258,860
Provision for loan losses	6,000	4,775	2,950
Net interest income after provision for loan losses	387,135	293,390	255,910
Noninterest income
Deposit account fees	20,040	18,327	17,822
Interchange and ATM fees	22,152	18,916	17,291
Investment management	28,719	26,155	23,802
Mortgage banking income	11,454	4,071	4,960
Increase in cash surrender value of life insurance policies	5,013	4,060	4,127
Gain on life insurance benefits	434	1,463	—
Loan level derivative income	6,478	2,373	3,836
Other noninterest income	21,004	13,140	11,156
Total noninterest income	115,294	88,505	82,994
Noninterest expenses
Salaries and employee benefits	149,165	124,328	116,600
Occupancy and equipment expenses	33,207	27,098	24,693
Data processing & facilities management	6,516	5,125	4,988
FDIC assessment	1,394	2,774	3,068
Advertising expense	5,444	4,942	4,989
Consulting expense	5,448	3,891	4,038
Core deposit amortization	5,545	2,344	2,711
Debit card expense	4,220	3,429	3,430
Loss on sale of securities	1,462	—	—
Merger and acquisition expense	26,433	11,168	3,393
Software maintenance	5,511	4,202	3,636
Other noninterest expenses	39,976	36,668	32,813
Total noninterest expenses	284,321	225,969	204,359
Income before income taxes	218,108	155,926	134,545
Provision for income taxes	52,933	34,304	47,341
Net Income	$165,175	$121,622	$87,204
Basic earnings per share	$5.03	$4.41	$3.19
Diluted earnings per share	$5.03	$4.40	$3.19
Weighted average common shares (basic)	32,810,433	27,592,380	27,294,028
Common share equivalents	45,801	61,428	78,076
Weighted average common shares (diluted)	32,856,234	27,653,808	27,372,104
Cash dividends declared per common share	$1.76	$1.52	$1.28
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2019	2018	2017
	(Dollars in thousands)
Net income	$165,175	$121,622	$87,204
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	10,345	(4,501)	(677)
Net change in fair value of cash flow hedges	10,331	4,829	443
Net change in other comprehensive income for defined benefit postretirement plans	(1,334)	1,558	(260)
Total other comprehensive income (loss)	19,342	1,886	(494)
Total comprehensive income	$184,517	$123,508	$86,710

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except per share data)
Balance December 31, 2016	27,005,813	$268	$(4,277)	$4,277	$451,664	$414,095	$(1,337)	$864,690
Cumulative effect accounting adjustment (1)	—	—	—	—	542	(365)	—	177
Net income	—	—	—	—	—	87,204	—	87,204
Other comprehensive loss	—	—	—	—	—	—	(494)	(494)
Common dividend declared ($1.28 per share)	—	—	—	—	—	(34,997)	—	(34,997)
Common stock issued for acquisition	369,286	4	—	—	23,464	—	—	23,468
Proceeds from exercise of stock options, net of cash paid	19,340	—	—	—	214	—	—	214
Stock based compensation	—	—	—	—	3,333	—	—	3,333
Restricted stock awards issued, net of awards surrendered	31,665	1	—	—	(1,423)	—	—	(1,422)
Shares issued under direct stock purchase plan	24,086	—	—	—	1,636	—	—	1,636
Deferred compensation and other retirement benefit obligations	—	—	(313)	313	—	—	—	—
Balance December 31, 2017	27,450,190	$273	$(4,590)	$4,590	$479,430	$465,937	$(1,831)	$943,809
Opening balance reclassification (2)	—	—	—	—	—	397	(397)	—
Cumulative effect accounting adjustment (3)	—	—	—	—	—	831	(831)	—
Net income	—	—	—	—	—	121,622	—	121,622
Other comprehensive income	—	—	—	—	—	—	1,886	1,886
Common dividend declared ($1.52 per share)	—	—	—	—	—	(42,051)	—	(42,051)
Common stock issued for acquisition	528,353	5	—	—	42,469	—	—	42,474
Proceeds from exercise of stock options, net of cash paid	23,195	—	—	—	184	—	—	184
Stock based compensation	—	—	—	—	4,225	—	—	4,225
Restricted stock awards issued, net of awards surrendered	43,383	1	—	—	(1,372)	—	—	(1,371)
Shares issued under direct stock purchase plan	35,287	—	—	—	2,712	—	—	2,712
Deferred compensation and other retirement benefit obligations	—	—	(128)	128	—	—	—	—
Balance December 31, 2018	28,080,408	$279	$(4,718)	$4,718	$527,648	$546,736	$(1,173)	$1,073,490
Net income	—	—	—	—	—	165,175	—	165,175
Other comprehensive income	—	—	—	—	—	—	19,342	19,342
Common dividend declared ($1.76 per share)	—	—	—	—	—	(57,729)	—	(57,729)
Common stock issued for acquisition	6,166,010	61	—	—	499,632	—	—	499,693
Proceeds from exercise of stock options, net of cash paid	14,646	—	—	—	281	—	—	281
Stock based compensation	—	—	—	—	4,403	—	—	4,403
Restricted stock awards issued, net of awards surrendered	50,080	1	—	—	(1,464)	—	—	(1,463)
Shares issued under direct stock purchase plan	66,244	1	—	—	4,950	—	—	4,951
Deferred compensation and other retirement benefit obligations	—	—	(17)	17	—	—	—	—
Balance December 31, 2019	34,377,388	$342	$(4,735)	$4,735	$1,035,450	$654,182	$18,169	$1,708,143

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

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2019	2018	2017
	(Dollars in thousands)
Cash flow from operating activities
Net income	$165,175	$121,622	$87,204
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,439	15,629	15,760
Change in unamortized net loan costs and premiums	(10,086)	365	(79)
Provision for loan losses	6,000	4,775	2,950
Deferred income tax expense (benefit)	10,594	(4,497)	9,211
Tax expense related to write-down of investments in low income housing projects	—	—	466
Net (gain) loss on equity securities	(1,566)	1,225	—
Net (gain) loss on sale of securities	1,462	—	(3)
Net gain on bank premises and equipment	(474)	(1,126)	(108)
Net loss on other real estate owned and foreclosed assets	401	112	288
Realized gain on sale leaseback transaction	(578)	(730)	(1,034)
Stock based compensation	4,403	4,225	3,333
Increase in cash surrender value of life insurance policies	(5,013)	(4,060)	(4,127)
Gain on life insurance benefits	(434)	(1,463)	—
Operating lease payments	(10,669)	—	—
Change in fair value on loans held for sale	(822)	51	113
Net change in:
Trading assets	(675)	(180)	(520)
Loans held for sale	59,932	(1,714)	1,258
Other assets	(39,850)	503	20,022
Other liabilities	19,283	7,100	(3,825)
Total adjustments	51,347	20,215	43,705
Net cash provided by operating activities	216,522	141,837	130,909
Cash flows provided by (used) in investing activities
Proceeds from sales of equity securities	1,461	5,752	—
Purchases of equity securities	(711)	(6,315)	—
Proceeds from sales of securities available for sale	45,863	—	1,027
Proceeds from maturities and principal repayments of securities available for sale	51,104	82,418	54,191
Purchases of securities available for sale	(68,677)	(78,990)	(140,885)
Proceeds from maturities and principal repayments of securities held to maturity	126,991	82,355	78,757
Purchases of securities held to maturity	(59,967)	(195,538)	(89,033)
Net redemption (purchases) of Federal Home Loan Bank stock	18,896	(2,376)	386
Investments in low income housing projects	(10,052)	(3,434)	(7,645)
Purchases of life insurance policies	(163)	(164)	(164)
Proceeds from life insurance policies	3,162	2,850	—
Net (increase) decrease in loans	27,816	(258,633)	(204,702)
Net cash acquired (paid) in business combinations	(105,264)	(6,906)	6,289
Purchases of bank premises and equipment	(16,583)	(11,106)	(25,080)
Proceeds from the sale of bank premises and equipment	3,796	2,189	6,306
Proceeds from the sale of other real estate owned and foreclosed assets	2,488	387	3,784
Net cash provided by (used in) investing activities	20,160	(387,511)	(316,769)
Cash flows provided by (used in) financing activities
Net decrease in time deposits	(45,272)	(1,430)	(19,509)
Net increase (decrease) in other deposits	(160,637)	280,017	177,241
Net proceeds from (repayments of) short-term Federal Home Loan Bank borrowings	(132,046)	67,046	—
Repayments of long-term Federal Home Loan Bank borrowings	(25,000)	(2,475)	—
Net decrease in customer repurchase agreements	—	(21,503)	(14,234)
Proceeds from line of credit, net of issuance costs	49,980	—	—
Repayment of line of credit, net of issuance costs	(49,980)	—	—
Proceeds from long-term debt, net of issuance costs	74,867	—	—

Repayments of junior subordinated debentures, net of issuance costs	(13,329)	—	—
Proceeds from subordinated debentures, net of issuance costs	49,526	—	—
Repayments of subordinated debentures, net of issuance costs	(34,767)	—	—
Net proceeds from exercise of stock options	281	184	214
Restricted stock awards issued, net of awards surrendered	(1,463)	(1,371)	(1,422)
Proceeds from shares issued under direct stock purchase plan	4,951	2,712	1,636
Common dividends paid	(53,274)	(40,167)	(34,045)
Net cash provided by (used in) financing activities	(336,163)	283,013	109,881
Net increase (decrease) in cash and cash equivalents	(99,481)	37,339	(75,979)
Cash and cash equivalents at beginning of year	250,455	213,116	289,095
Cash and cash equivalents at end of period	$150,974	$250,455	$213,116
Cash paid during the year for
Interest on deposits and borrowings	$49,704	$25,337	$18,626
Income taxes	$39,575	$27,809	$32,865
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned and foreclosed assets	$—	$—	$511
Net increase in capital commitments relating to low income housing project investments	$36,543	$2,833	$20
Transfer of customer repurchase agreements to deposits	$—	$141,176	—
Initial recognition of operating leases upon adoption of Accounting Standards Update 2016-02 (1)	$32,777	—	—
Recognition of operating lease at commencement	$14,951	—	—
In conjunction with the Company's acquisitions, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$499,693	$42,474	$23,468
Fair value of assets acquired, net of cash acquired	$2,711,067	$362,286	$179,252
Fair value of liabilities assumed	$2,106,110	$312,906	$162,073

(1)
Represents adjustment needed to reflect the opening balance of the Company's Right of Use ("ROU") assets and lease liabilities pursuant to the adoption of Accounting Standards Update 2016-02 effective January 1, 2019. Upon adoption, the Company recognized on its balance sheet ROU assets of approximately $32.8 million, with a corresponding operating lease liability of approximately $34.1 million, with an adjustment to remove the Company's existing deferred rent liability of approximately $1.3 million.

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Independent Bank Corp. (the "Company") is a bank holding company whose principal subsidiary is Rockland Trust Company ("Rockland Trust" or the "Bank"). Rockland Trust is a state-chartered commercial bank, which operates ninety-five full service and two limited service retail branches, fifteen commercial banking centers, nine investment management offices and seven mortgage lending centers located in Eastern Massachusetts, Greater Boston, the South Shore, the Cape and Islands, as well as in Worcester County and Rhode Island. Rockland Trust deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area. Rockland Trust is a community-oriented commercial bank, and the community banking business is the Company's only reportable operating segment.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Bank and other wholly-owned subsidiaries, except subsidiaries that are not deemed necessary to be consolidated. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company would consolidate voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities ("VIEs") are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, income taxes, valuation and potential impairment of investment securities, other-than-temporary impairment ("OTTI") of certain investment securities, as well as valuation of goodwill and other intangibles and their respective analyses of impairment.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Concentrations of Credit Risk
The vast majority of the Bank’s lending activities are conducted in Massachusetts and Rhode Island. The Bank originates commercial and industrial loans, commercial and residential real estate loans, including construction loans, small business loans, home equity loans, and other consumer loans for its portfolio. The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure which includes direct, indirect or contingent obligations to a borrower, an affiliated group of borrowers or a nonaffiliated group of borrowers engaged in one industry, exceeds 10% of the Bank’s loan portfolio.
Loans originated by the Bank to lessors of nonresidential buildings represented 17.5% and 15.1% of the total loan portfolio at December 31, 2019 and 2018, respectively. Within this concentration category, the Company believes it is well diversified among collateral property types and tenant industries.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents may include cash on hand, amounts due from banks, inclusive of interest-earning deposits held at banks, and federal funds sold. Generally, federal funds are sold for up to two week periods.
Securities
Investment securities are classified at the time of purchase as available for sale, held to maturity, trading, or equity. Classification is constantly re-evaluated for consistency with corporate goals and objectives. Trading and equity securities are recorded at fair value with subsequent changes in fair value recorded in earnings. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt securities not classified as held to maturity or trading are classified as available for sale and recorded at fair value, with changes in fair value excluded from earnings and reported in other comprehensive income, net of related tax. Purchase premiums and discounts are recognized in interest income, using the interest method, to arrive at periodic interest income at a constant effective yield, thereby reflecting the securities market yield. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans
Loans are carried at the principal amounts outstanding, or fair value in the case of acquired loans, adjusted by partial charge-offs and net of deferred loan costs or fees. For originated loans, loan fees and certain direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method.  When a loan is paid off, the unamortized portion is recognized in interest income. Interest income on loans is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status. For acquired loans which did not show signs of credit deterioration at acquisition, interest income is also accrued based upon the daily principal amount outstanding and is then further adjusted by the accretion of any discount or amortization of any premium associated with the loan.
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
In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring ("TDR"). Modifications may include adjustments to interest rates, extensions of maturity, consumer loans where the borrower's obligations have been effectively discharged through Chapter 7 Bankruptcy and the borrower has not reaffirmed the debt to the Bank, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. The recorded investment of loans classified as TDRs is adjusted to reflect the changes in value, if any, resulting from the granting of a concession. Nonaccrual loans that are restructured remain on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. Loans classified as TDRs remain classified as such for the life of the loan, except in limited circumstances, when it is determined that the borrower is performing under the modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable market rate for a comparable new loan at the time of the restructuring.
Acquired loans
All acquired loans are recorded at fair value with no carryover of the allowance for loan losses. At acquisition, loans are also reviewed to determine if the loan has evidence of deterioration in credit quality and to review if it is probable, at acquisition, that all contractually required payments will not be collected. Such loans are deemed to be purchased credit impaired ("PCI") loans. Under the accounting model for PCI loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield", is accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual in the same manner as originated loans. Rather, acquired PCI loans are generally considered to be accruing loans because their interest income relates to the accretable yield recognized and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the "nonaccretable difference", includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans.
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
In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2019 and 2018, the reserve for unfunded loan commitments was $2.1 million and $1.3 million, respectively.
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

The Company is also a party to certain instruments with off-balance-sheet risk including certain residential loans sold to investors with recourse. The Company's policy is to record such instruments when funded.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Home Loan Bank Stock
The Company, as a member of the Federal Home Loan Bank ("FHLB") of Boston, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. The Company continually reviews its investment to determine if OTTI exists. The Company reviews recent public filings, rating agency analysis and other factors when making its determination.
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

Core deposit intangibles	10 years
Noncompete agreement	1 year
Customer Lists	12 years
Leases	3-30 years

The determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets.
Impairment of Long-Lived Assets Other Than Goodwill
The Company reviews long-lived assets, including premises and equipment, for impairment whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. The Company would perform an undiscounted cash flow analysis to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.
Cash Surrender Value of Life Insurance Policies
Increases in the cash surrender value ("CSV") of life insurance policies, as well as benefits received net of any CSV, are recorded in other noninterest income, and are generally not subject to income taxes. The CSV of the policies is recorded as an asset of the Bank, with liabilities recognized for any split dollar arrangements associated with the policies. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. Regulatory requirements limit the total amount of CSV to be held with any individual carrier to 15% of Tier 1 capital (as defined for regulatory purposes) and the total CSV of all life insurance policies is limited to 25% of Tier 1 capital.

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
In conjunction with the acquisition of Blue Hills Bancorp, Inc., parent of Blue Hills Bank (collectively "BHB") the Company acquired BHB's defined benefit pension plan, which is administered by the Savings Banks Employees Retirement Association. The Company accounts for the plan using an actuarial model that allocates pension costs over the service period of employees in the plan. The Company accounts for the over-funded or under-funded status of the plan as an asset or liability on its consolidated balance sheets and recognizes changes in the funded status that are not reflected in net periodic pension cost as other comprehensive income or loss. BHB amended its defined benefit pension plan in 2013 freezing the plan to new participants and subsequently amended the plan and froze it for all participants effective October 31, 2014.
The Director Deferred Compensation and 401(k) Restoration plans allow directors and employees to invest their funds within a rabbi trust, including both Company stock and other investment alternatives offered by the plan. The plans do not permit diversification after initial election and therefore elections made to defer into Company stock result in both the investment and obligation recognized within Stockholders' Equity. Alternatively, investments not in Company stock are included in trading securities, with the correlating obligation classified as a liability.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Leases

The Company leases office space, space for ATM locations and certain branch locations under noncancelable operating leases, several of which have renewal options to extend lease terms. Upon commencement of a new lease, the Company will recognize a right of use ("ROU") asset and corresponding lease liability. The Company makes the decision on whether to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to its ROU asset and lease liability when lease agreements are amended and executed. The discount rate used in determining the present value of lease payments is based on the Company's incremental borrowing rate for borrowings with terms similar to each lease at commencement date. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes, and insurance are not included in the measurement of the lease liability since they are generally able to be segregated. The Company has elected the short-term lease recognition exemption for all leases that qualify.

Recent Accounting Standards

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments - Credit Losses" Update No. 2016-13. Update No. 2016-13 was issued in June 2016 and has been amended three times by the FASB (collectively, the "Updates"). The purpose of the Updates is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, these updates replace the incurred loss impairment methodology in current GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Updates affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted Topic 326 on January 1, 2020 and is in the process of validating the new model used to quantify the estimate for the Allowance for Credit Losses and updating its policy documents and internal controls accordingly.

FASB ASC Topic 350 "Intangibles - Goodwill and Other " Update No. 2017-04. Update No. 2017-04 simplifies the subsequent measurement of goodwill, by eliminating Step 2 for the goodwill impairment test. An entity is no longer required to determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit has been acquired in a business combination. The Company adopted the standard on January 1, 2020 and the adoption did not have a material impact on the Company's consolidated financial position.
NOTE 2 ACQUISITIONS

Blue Hills Bancorp, Inc.

On April 1, 2019, the Company completed the acquisition of Blue Hills Bancorp, Inc., parent of Blue Hills Bank (collectively "BHB"). The transaction qualified as a tax-free reorganization for federal income tax purposes and provided a tax-free exchange to Blue Hills Bancorp, Inc. stockholders with respect to the common stock received in the merger. For each share of Blue Hills Bancorp, Inc. common stock, stockholders had the right to receive $5.25 in cash and 0.2308 shares of the Company's stock, with cash paid in lieu of fractional shares. Total consideration of $661.3 million consisted of 6,166,010 shares of the Company's common stock issued, as well as $161.6 million in cash, inclusive of cash in lieu of fractional shares. In addition to increasing its loan and deposit base, the Company will be able to provide a deeper product set to BHB's customers, as well as benefit from increased operating synergies, improving the long-term operating and financial results of the Company.

The Company accounted for the BHB acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded pre-tax merger and acquisition expenses of $26.0 million during

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the twelve months ended December 31, 2019 related to the BHB acquisition. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The Company used third party valuation specialists to assist in the determination of fair value at the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Net Assets Acquired at Fair Value
(Dollars in thousands)
Assets
Cash	$56,331
Investments	196,937
Loans	2,073,714
Premises and equipment	24,253
Goodwill	250,101
Core deposit and other intangibles	19,870
Other assets	146,192
Total assets acquired	2,767,398
Liabilities
Deposits	1,930,436
Borrowings	124,817
Other liabilities	50,857
Total liabilities assumed	2,106,110
Purchase price	$661,288

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
Investments
The fair values of securities were based on quoted market prices for comparable securities received from an independent, nationally-recognized, third party pricing service. Prices provided by the independent pricing service were based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable.

Loans

The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. The $23.2 million discount on the loans acquired in this transaction was due to anticipated credit loss, as well as considerations for liquidity and market interest rates. In addition, the acquired loans were reviewed to determine if any loans would be deemed PCI, as determined by identifying evidence of deterioration of credit quality at the purchase date combined with an assumption that all contractually required payments will not be collected.  The following is a summary of these PCI loans associated with the acquisition as of the date acquired:

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of April 1, 2019
(Dollars in thousands)
Contractually required principal and interest at acquisition	$14,849
Contractual cash flows not expected to be collected	(5,717)
Expected cash flows at acquisition	9,132
Interest component of expected cash flows	(1,464)
Basis in PCI loans at acquisition - estimated fair value	$7,668

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

	Year Ended
	December 31
	2019	2018
	(Dollars in thousands)
Net interest income after provision for loan losses	$408,918	$371,264
Net income	$129,385	$146,178

Included from the pro forma net income for the twelve months ended December 31, 2019 are merger-related costs of $57.3 million, net of tax, recognized by each of the Company and BHB in the aggregate. These costs were primarily made up of severance, contract terminations due to the change in control, Employee stock ownership plan termination expenses, stock compensation and integration costs.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MNB Bancorp

On November 16, 2018, the Company completed its acquisition of MNB Bancorp Inc. ("MNB Bancorp"), the parent company of The Milford National Bank and Trust Company. The transaction qualified as a tax-free reorganization for federal income tax purposes and MNB Bancorp shareholders received, for each share of MNB Bancorp common stock, the right to receive either $275 in cash per share or 3.55 shares of the Company's common stock (valued at $285.38 per share, based upon the highest trading value of the Company's common stock on November 16, 2018 of $80.39). The total deal consideration was $56.1 million and was comprised of 25% cash and 75% stock consideration, which equates to 528,353 shares of the Company's common stock issued to MNB Bancorp shareholders valued at $42.5 million, and $13.6 million in cash, inclusive of cash in lieu of fractional shares. In addition to increasing its loan, deposit and wealth management bases, the Company is able to provide a deeper product set to new customers, as well as benefit from increased operating synergies, improving the long-term operating and financial results of the Company.

The Company accounted for the MNB Bancorp acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded merger and acquisition expenses of $8.8 million for the year ended December 31, 2018 related to the MNB Bancorp acquisition. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The Company used third party valuation specialists as needed to determine fair value at acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans

The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. The overall discount on the loans acquired in this transaction was due to anticipated credit loss, as well as considerations for liquidity and market interest rates. In addition, the acquired loans were reviewed to determine if any loans would be deemed PCI, as determined by identifying evidence of deterioration of credit quality at the purchase date combined with an assumption that all contractually required payments will not be collected.  No loans were deemed to be PCI.
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
Selected Pro Forma Results
The following summarizes the unaudited pro forma results of operations as if the Company acquired MNB Bancorp on January 1, 2018 (2017 amounts represent combined results for the Company and Island Bancorp, Inc. ("Island Bancorp"), which was acquired by the Company on May 12, 2017). The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

	Years Ended
	December 31
	2018	2017

Net interest income after provision for loan losses	$304,049	$267,104
Net income	122,310	88,518

Included in the pro forma net income for the year ended December 31, 2018 are merger-related costs of $7.5 million, net of tax, recognized by the Company and MNB Bancorp in the aggregate. These costs were primarily made up of contract terminations arising due to the change in control, the acceleration of certain compensation and benefit costs, and other merger expenses.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 SECURITIES
Trading Securities
The Company had trading securities of $2.2 million and $1.5 million as of December 31, 2019 and 2018, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company's non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $21.3 million and $19.5 million as of December 31, 2019 and 2018, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.
The following table represents a summary of the gains and losses that relates to equity securities for the periods indicated:

	Years Ended December 31
	2019	2018	2017
Net gains (losses) recognized during the period on equity securities	$1,566	$(1,225)	n/a
Less: net gains recognized during the period on equity securities sold during the period	18	874	n/a
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$1,548	$(2,099)	n/a

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available for Sale and Held to Maturity Securities
The following table presents a summary of the amortized cost, gross unrealized holding gains and losses and fair value of securities available for sale and securities held to maturity as of the dates indicated:

	December 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$32,473	$642	$—	$33,115	$32,477	$—	$(439)	$32,038
Agency mortgage-backed securities	243,548	3,456	(4)	247,000	222,491	1,020	(3,406)	220,105
Agency collateralized mortgage obligations	87,305	1,225	(19)	88,511	138,149	197	(3,435)	134,911
State, county, and municipal securities	1,377	19	—	1,396	1,719	16	—	1,735
Single issuer trust preferred securities issued by banks	488	5	—	493	717	—	(10)	707
Pooled trust preferred securities issued by banks and insurers	1,488	—	(374)	1,114	1,678	—	(349)	1,329
Small business administration pooled securities	54,024	771	—	54,795	53,317	—	(1,390)	51,927
Total available for sale securities	420,703	6,118	(397)	426,424	450,548	1,233	(9,029)	442,752
Held to maturity securities
U.S. government agency securities	12,874	123	—	12,997	—	—	—	—
U.S. treasury securities	4,032	21	—	4,053	1,004	11	—	1,015
Agency mortgage-backed securities	397,414	8,445	(57)	405,802	252,484	1,548	(3,104)	250,928
Agency collateralized mortgage obligations	293,662	4,501	(849)	297,314	332,775	869	(6,920)	326,724
Single issuer trust preferred securities issued by banks	1,500	—	(10)	1,490	1,500	—	(10)	1,490
Small business administration pooled securities	31,324	338	(55)	31,607	23,727	105	(349)	23,483
Total held to maturity securities	740,806	13,428	(971)	753,263	611,490	2,533	(10,383)	603,640
Total	$1,161,509	$19,546	$(1,368)	$1,179,687	$1,062,038	$3,766	$(19,412)	$1,046,392

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of December 31, 2019 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$10,000	$10,003	$10,002	$10,154	$12,471	$12,958	$—	$—	$32,473	$33,115
Agency mortgage-backed securities	—	—	70,945	71,305	54,798	56,181	117,805	119,514	243,548	247,000
Agency collateralized mortgage obligations	—	—	—	—	—	—	87,305	88,511	87,305	88,511
State, county, and municipal securities	—	—	1,188	1,193	189	203	—	—	1,377	1,396
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	488	493	488	493
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,488	1,114	1,488	1,114
Small business administration pooled securities	—	—	—	—	—	—	54,024	54,795	54,024	54,795
Total available for sale securities	$10,000	$10,003	$82,135	$82,652	$67,458	$69,342	$261,110	$264,427	$420,703	$426,424
Held to maturity securities
U.S. government agency securities	$4,962	$4,989	$7,912	$8,008	$—	$—	$—	$—	$12,874	$12,997
U.S. Treasury securities	—	—	4,032	4,053	—	—	—	—	4,032	4,053
Agency mortgage-backed securities	—	—	10,812	10,818	35,656	36,151	350,946	358,833	397,414	405,802
Agency collateralized mortgage obligations	—	—	—	—	—	—	293,662	297,314	293,662	297,314
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,490	—	—	1,500	1,490
Small business administration pooled securities	—	—	—	—	—	—	31,324	31,607	31,324	31,607
Total held to maturity securities	4,962	4,989	22,756	22,879	37,156	37,641	675,932	687,754	740,806	753,263
Total	$14,962	$14,992	$104,891	$105,531	$104,614	$106,983	$937,042	$952,181	$1,161,509	$1,179,687
Included in the table above is $17.4 million of callable securities at December 31, 2019.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $375.5 million and $361.1 million at December 31, 2019 and 2018, respectively.
At December 31, 2019 and 2018, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other-Than-Temporary Impairment
The Company continually reviews investment securities for the existence of OTTI, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, the credit worthiness of the obligor of the security, volatility of earnings, current analysts’ evaluations, the Company’s intent to sell the security, whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors. The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

		December 31, 2019
		Less than 12 months		12 months or longer		Total
Description of securities	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
Agency mortgage-backed securities	12	$34,009	$(59)	$243	$(2)	$34,252	$(61)
Agency collateralized mortgage obligations	17	48,476	(215)	37,382	(653)	85,858	(868)
Single issuer trust preferred securities issued by banks and insurers	1	—	—	1,490	(10)	1,490	(10)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,114	(374)	1,114	(374)
Small business administration pooled securities	1	7,349	(55)	—	—	7,349	(55)
Total temporarily impaired securities	32	$89,834	$(329)	$40,229	$(1,039)	$130,063	$(1,368)

		December 31, 2018
		Less than 12 months		12 months or longer		Total
Description of securities	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
U.S. government agency securities	3	$9,960	$(43)	$22,078	$(396)	$32,038	$(439)
Agency mortgage-backed securities	144	104,616	(1,363)	222,850	(5,147)	327,466	(6,510)
Agency collateralized mortgage obligations	48	57,871	(398)	279,229	(9,957)	337,100	(10,355)
Single issuer trust preferred securities issued by banks and insurers	2	2,197	(20)	—	—	2,197	(20)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,329	(349)	1,329	(349)
Small business administration pooled securities	7	28,257	(662)	40,621	(1,077)	68,878	(1,739)
Total temporarily impaired securities	205	$202,901	$(2,486)	$566,107	$(16,926)	$769,008	$(19,412)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. As a result, the Company does not consider these investments to be OTTI and accordingly, there was no OTTI recorded and no cumulative credit related component of OTTI for the years ended December 31, 2019, 2018 or 2017. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at December 31, 2019:

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
Allowance for Loan Losses
The following tables bifurcate the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of the dates indicated:

	December 31, 2019
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$15,760	$32,370	$5,158	$1,756	$3,219	$5,608	$422	$64,293
Charge-offs	(244)	(2,614)	—	(509)	—	(240)	(1,598)	(5,205)
Recoveries	1,131	152	—	122	142	318	787	2,652
Provision (benefit)	947	3,027	895	377	79	(110)	785	6,000
Ending balance	$17,594	$32,935	$6,053	$1,746	$3,440	$5,576	$396	$67,740
Ending balance: collectively evaluated for impairment	$17,468	$32,887	$6,053	$1,738	$2,803	$5,420	$391	$66,760
Ending balance: individually evaluated for impairment	$126	$48	$—	$8	$637	$156	$5	$980

Financing receivables ending balance:
Collectively evaluated for impairment	$1,370,580	$3,987,848	$547,293	$173,960	$1,571,848	$1,127,963	$29,663	$8,809,155
Individually evaluated for impairment	24,456	8,337	—	537	11,228	4,948	122	49,628
Purchased credit impaired loans	—	6,174	—	—	7,493	887	302	14,856
Total loans by group	$1,395,036	$4,002,359	$547,293	$174,497	$1,590,569	$1,133,798	$30,087	$8,873,639	(1)

	December 31, 2018
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$13,256	$31,453	$5,698	$1,577	$2,822	$5,390	$447	$60,643
Charge-offs	(355)	(82)	—	(372)	(148)	(293)	(1,347)	(2,597)
Recoveries	182	188	—	46	12	156	888	1,472
Provision (benefit)	2,677	811	(540)	505	533	355	434	4,775
Ending balance	$15,760	$32,370	$5,158	$1,756	$3,219	$5,608	$422	$64,293
Ending balance: collectively evaluated for impairment	$15,753	$32,333	$5,158	$1,755	$2,357	$5,444	$414	$63,214
Ending balance: individually evaluated for impairment	$7	$37	$—	$1	$862	$164	$8	$1,079

Financing receivables ending balance:
Collectively evaluated for impairment	$1,064,800	$3,235,418	$365,165	$164,135	$906,959	$1,085,961	$15,901	$6,838,339
Individually evaluated for impairment	28,829	10,839	—	541	12,706	5,948	197	59,060
Purchased credit impaired loans	—	4,991	—	—	3,629	175	—	8,795
Total loans by group	$1,093,629	$3,251,248	$365,165	$164,676	$923,294	$1,092,084	$16,098	$6,906,194	(1)

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2017
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$16,921	$30,369	$4,522	$1,502	$2,621	$5,238	$393	$61,566
Charge-offs	(3,891)	(39)	—	(302)	(207)	(276)	(1,494)	(6,209)
Recoveries	615	385	—	114	31	198	993	2,336
Provision (benefit)	(389)	738	1,176	263	377	230	555	2,950
Ending balance	$13,256	$31,453	$5,698	$1,577	$2,822	$5,390	$447	$60,643
Ending balance: collectively evaluated for impairment	$13,246	$31,411	$5,698	$1,576	$1,815	$5,125	$430	$59,301
Ending balance: individually evaluated for impairment	$10	$42	$—	$1	$1,007	$265	$17	$1,342

Financing receivables ending balance:
Collectively evaluated for impairment	$853,885	$3,093,945	$401,797	$131,667	$733,809	$1,045,053	$9,573	$6,269,729
Individually evaluated for impairment	34,643	16,638	—	703	13,684	6,826	307	72,801
Purchase credit impaired loans	—	5,978	—	—	6,836	209	—	13,023
Total loans by group	$888,528	$3,116,561	$401,797	$132,370	$754,329	$1,052,088	$9,880	$6,355,553	(1)

(1)
The amount of net deferred costs on originated loans included in the ending balance was $7.1 million, at December 31, 2019 and 2018 and $6.1 million and at December 31, 2017. Net unamortized discounts on acquired loans not deemed to be PCI included in the ending balance were $21.6 million, $15.2 million and $9.4 million at December 31, 2019, 2018 and 2017, respectively.

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
The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For the commercial portfolio, the Company utilizes a 10-point credit risk-rating system, which assigns a risk-grade to each loan obligation based on a number of quantitative and qualitative factors associated with a commercial or small business loan transaction. Factors considered include industry and market conditions, position within the industry, earnings trends, operating cash flow, asset/liability values, debt capacity, guarantor strength, management and controls, financial reporting, collateral, and other considerations. The risk-ratings categories are defined as follows:

•
1- 6 Rating — Pass: Risk-rating grades "1" through "6" comprise those loans ranging from ‘Substantially Risk Free’ which indicates borrowers are of unquestioned credit standing and the pinnacle of credit quality, well established companies with a very strong financial condition, and loans fully secured by cash collateral, through ‘Acceptable Risk’, which indicates borrowers may exhibit declining earnings, strained cash flow, increasing or above average leverage and/or weakening market fundamentals that indicate below average asset quality, margins and market share. Collateral coverage is protective.

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
The following tables detail the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s commercial portfolio:

		December 31, 2019
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$1,274,155	$3,860,555	$542,608	$171,213	$5,848,531
Potential weakness	7	63,485	97,268	2,247	1,416	164,416
Definite weakness - loss unlikely	8	57,396	44,536	2,438	1,868	106,238
Partial loss probable	9	—	—	—	—	—
Definite loss	10	—	—	—	—	—
Total		$1,395,036	$4,002,359	$547,293	$174,497	$6,119,185
		December 31, 2018
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$1,014,370	$3,156,989	$361,884	$161,851	$4,695,094
Potential weakness	7	16,860	56,840	298	888	74,886
Definite weakness - loss unlikely	8	58,909	37,419	2,983	1,937	101,248
Partial loss probable	9	3,490	—	—	—	3,490
Definite loss	10	—	—	—	—	—
Total		$1,093,629	$3,251,248	$365,165	$164,676	$4,874,718

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. However, the Company does supplement performance data with current Fair Isaac Corporation ("FICO") scores and Loan to Value ("LTV") estimates. Current FICO data is purchased and appended to all consumer loans on a regular basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios, periodically. The following table shows the weighted average FICO scores and the weighted average combined LTV ratios as of the dates indicated below:

	December 31
	2019	2018
Residential portfolio
FICO score (re-scored) (1)	749	749
LTV (re-valued) (2)	59.0%	58.6%
Home equity portfolio
FICO score (re-scored) (1)	767	767
LTV (re-valued) (2) (3)	46.6%	49.3%

(1)	The average FICO scores are based upon rescores available from November and origination score data for loans booked in December.

(2)
The combined LTV ratios are based upon updated automated valuations as of November, when available, and/or the most current valuation data available. The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained. If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.

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
The following table shows the carrying value of nonaccrual loans at the dates indicated:

	December 31
	2019	2018
	(Dollars in thousands)
Commercial and industrial	$22,574	$26,310
Commercial real estate	3,016	3,015
Commercial construction	—	311
Small business	311	235
Residential real estate	13,360	8,251
Home equity	6,570	7,278
Other consumer	61	13
Total nonaccrual loans (1)	$45,892	$45,413

(1)	Included in these amounts were $24.8 million and $29.3 million of nonaccruing TDRs at December 31, 2019 and 2018, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows information regarding foreclosed residential real estate property at the date indicated:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$3,294	$3,174

The following table shows the age analysis of past due financing receivables as of the dates indicated:

	December 31, 2019
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Commercial and industrial	1	$253	2	$323	5	$760	8	$1,336	$1,393,700	$1,395,036	$—
Commercial real estate	7	1,690	1	194	8	2,038	16	3,922	3,998,437	4,002,359	218	(2)
Commercial construction	1	560	—	—	—	—	1	560	546,733	547,293	—
Small business	11	837	3	15	6	115	20	967	173,530	174,497	—
Residential real estate	17	2,237	17	3,055	38	7,020	72	12,312	1,578,257	1,590,569	1,652	(2)
Home equity	23	1,689	8	524	40	3,854	71	6,067	1,127,731	1,133,798	265	(2)
Other consumer (1)	387	245	12	44	16	32	415	321	29,766	30,087	22
Total	447	$7,511	43	$4,155	113	$13,819	603	$25,485	$8,848,154	$8,873,639	$2,157

	December 31, 2018
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Commercial and industrial	—	$—	4	$382	11	$26,311	15	$26,693	$1,066,936	$1,093,629	$—
Commercial real estate	9	1,627	—	—	8	2,250	17	3,877	3,247,371	3,251,248	—
Commercial construction	1	1,271	—	—	1	311	2	1,582	363,583	365,165	—
Small business	15	506	19	87	24	162	58	755	163,921	164,676	—
Residential real estate	23	3,486	6	521	25	4,382	54	8,389	914,905	923,294	—
Home equity	22	1,331	12	855	29	2,663	63	4,849	1,087,235	1,092,084	—
Other consumer (1)	330	181	15	9	12	13	357	203	15,895	16,098	5
Total	400	$8,402	56	$1,854	110	$36,092	566	$46,348	$6,859,846	$6,906,194	$5

(1)	Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.

(2)	Represents purchased credit impaired loans that are accruing interest due to expectations of future cash collections.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	December 31
	2019	2018
	(Dollars in thousands)
TDRs on accrual status	$19,599	$23,849
TDRs on nonaccrual status	24,766	29,348
Total TDRs	$44,365	$53,197
Amount of specific reserves included in the allowance for loan loss associated with TDRs:	$855	$1,079
Additional commitments to lend to a borrower who has been a party to a TDR:	$63	$982

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Years Ended December 31
	2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	3	$268	$268
Commercial real estate	4	819	819
Small business	1	14	14
Residential real estate	3	967	1,009
Home equity	2	121	121
Total	13	$2,189	$2,231

	2018
Troubled debt restructurings
Commercial and industrial (1)	12	$35,688	$39,224
Commercial real estate	3	1,600	1,600
Residential real estate	5	1,048	1,071
Home equity	9	562	562
Total	29	$38,898	$42,457

	2017
Troubled debt restructurings
Commercial and industrial	12	$1,787	$1,787
Commercial real estate	6	2,705	2,705
Small business	9	369	369
Residential real estate	10	1,284	1,326
Home equity	17	1,985	1,988
Total	54	$8,130	$8,175

(1)
The pre-modification and post-modification balances represent the legal principal balance of the loan. These amounts may show an increase when modifications include a capitalization of interest and/or professional fees.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the periods indicated:

	Years Ended December 31
	2019	2018	2017
	(Dollars in thousands)
Extended maturity	$1,565	$2,878	$5,881
Adjusted interest rate	150	57	—
Combination rate and maturity	441	38,812	568
Court ordered concession	75	710	1,726
Total	$2,231	$42,457	$8,175

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company considers a loan to have defaulted when it reaches 90 days past due. As of December 31, 2019 and 2018, there were no loans modified during the prior twelve months that subsequently defaulted. During the twelve months ended December 31, 2017 there was one commercial and industrial loan that was modified during the proceeding twelve month period, with a recorded investment of 122,000, which subsequently defaulted.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below set forth information regarding the Company’s impaired loans. The information for average recorded investment and interest income recognized is reflective of the full period being presented and does not take into account the date at which a loan was deemed to be impaired. See information below as of the dates indicated:

	As of and For the Years Ended December 31
	2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$23,786	$34,970	$—	$27,056	$136
Commercial real estate	6,213	12,101	—	12,595	523
Small business	469	484	—	471	22
Residential real estate	4,976	5,123	—	5,045	222
Home equity	3,764	3,893	—	3,869	184
Other consumer	34	34	—	41	3
Subtotal	39,242	56,605	—	49,077	1,090
With an allowance recorded
Commercial and industrial	670	670	126	718	29
Commercial real estate	2,124	2,124	48	2,176	122
Small business	68	105	8	74	2
Residential real estate	6,252	7,163	637	6,326	239
Home equity	1,184	1,382	156	1,214	52
Other consumer	88	91	5	97	3
Subtotal	10,386	11,535	980	10,605	447
Total	$49,628	$68,140	$980	$59,682	$1,537
	2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$28,459	$35,913	$—	$31,117	$142
Commercial real estate	9,552	9,832	—	10,561	519
Small business	358	439	—	401	14
Residential real estate	4,518	4,686	—	4,597	212
Home equity	4,957	5,199	—	5,230	220
Other consumer	56	56	—	64	4
Subtotal	47,900	56,125	—	51,970	1,111
With an allowance recorded
Commercial and industrial	370	370	7	385	19
Commercial real estate	1,287	1,287	37	1,311	74
Small business	183	223	1	225	13
Residential real estate	8,188	9,217	862	8,459	289
Home equity	991	1,149	164	1,018	43
Other consumer	141	143	8	154	5
Subtotal	11,160	12,389	1,079	11,552	443
Total	$59,060	$68,514	$1,079	$63,522	$1,554

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$34,267	$38,329	$—	$36,631	$446
Commercial real estate	13,245	14,374	—	13,683	559
Small business	556	619	—	569	21
Residential real estate	4,264	4,397	—	4,332	218
Home equity	4,950	5,056	—	5,063	198
Other consumer	91	92	—	102	7
Subtotal	57,373	62,867	—	60,380	1,449
With an allowance recorded
Commercial and industrial	376	376	10	391	19
Commercial real estate	3,393	3,399	42	3,447	198
Small business	147	153	1	238	14
Residential real estate	9,420	10,154	1,007	9,575	284
Home equity	1,876	2,110	265	1,916	55
Other consumer	216	217	17	233	7
Subtotal	15,428	16,409	1,342	15,800	577
Total	$72,801	$79,276	$1,342	$76,180	$2,026

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

	December 31
	2019	2018
	(Dollars in thousands)
Outstanding balance	$18,358	$9,749
Carrying amount	$14,856	$8,795

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	2019	2018
	(Dollars in thousands)
Beginning balance	$1,191	$1,791
Acquisition	1,464	—
Accretion	(1,751)	(1,135)
Other change in expected cash flows (1)	803	310
Reclassification from nonaccretable difference for loans which have paid off (2)	227	225
Ending balance	$1,934	$1,191

(1)	Represents changes in cash flows expected to be collected resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).

(2)	Results in increased income during the period when a loan pays off at amount greater than originally expected.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 BANK PREMISES AND EQUIPMENT
Bank premises and equipment at December 31, were as follows:

	2019	2018	Estimated Useful Life
	(Dollars in thousands)		(In years)
Cost
Land	$32,619	$24,502	n/a
Bank premises	62,455	53,052	5-40
Leasehold improvements	35,498	27,615	1-27
Furniture and equipment	77,705	66,974	2-12
Leased equipment	10,644	10,644	7
Total cost	218,921	182,787
Accumulated depreciation	(95,247)	(85,206)
Net bank premises and equipment	$123,674	$97,581

Depreciation expense related to bank premises and equipment was $11.4 million in 2019, $9.1 million in 2018, and $8.5 million in 2017, respectively, primarily included in occupancy and equipment expenses. Depreciation expense relating to computer software is included within other noninterest expense.

During 2017, the Company purchased equipment that was subject to a master lease agreement with a third party lessee.  As such, the Company assumed the role of lessor in conjunction with the purchase, which was deemed to be an operating lease for accounting purposes.  The Company purchased a total of $10.6 million of equipment subject to the lease agreement in 2017.  In addition, the Company recognized rental income of $1.6 million in each of the years ended December 31, 2019 and 2018, and $1.3 million in the year ended December 31, 2017. Included in the total above is depreciation expense of $1.3 million for each of the years ended December 31, 2019 and 2018, and $939,000 for the year ended December 31, 2017 related to the leased equipment.

NOTE 6 GOODWILL AND OTHER INTANGIBLE ASSETS
The following table sets forth the carrying value of goodwill and other intangible assets, net of accumulated amortization, at December 31:

	2019	2018
	(Dollars in thousands)
Balances not subject to amortization
Goodwill	$506,206	$256,105
Balances subject to amortization
Core deposit intangibles	28,016	13,692
Other intangible assets	1,270	1,558
Total other intangible assets	29,286	15,250
Total goodwill and other intangible assets	$535,492	$271,355

The changes in the carrying value of goodwill for the periods indicated were as follows:

	2019	2018
	(Dollars in thousands)
Balance at beginning of year	$256,105	$231,806
Acquisitions	250,101	24,299
Balance at end of year	$506,206	$256,105

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount and accumulated amortization of other intangible assets were as follows at the dates indicated:

	December 31
	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposit intangibles	$45,245	$(17,229)	$28,016	$34,137	$(20,445)	$13,692
Other intangible assets	3,338	(2,068)	1,270	3,103	(1,545)	1,558
Total	$48,583	$(19,297)	$29,286	$37,240	$(21,990)	$15,250

Amortization of intangible assets was $6.8 million, $2.7 million, and $3.5 million at December 31, 2019, 2018, and 2017, respectively.
The following table sets forth the estimated annual amortization expense of intangible assets for each of the next five years:

Year	Amount
(Dollars in thousands)
2020	$6,179
2021	$5,315
2022	$4,539
2023	$3,948
2024	$3,162

The original weighted average amortization period for intangible assets is 9.8 years.

NOTE 7 DEPOSITS
The following is a summary of the scheduled maturities of time deposits as of December 31:

	2019		2018
	(Dollars in thousands)
1 year or less	$1,097,407	78.6%	$511,292	71.9%
Over 1 year to 2 years	204,690	14.7%	111,487	15.7%
Over 2 years to 3 years	55,615	4.0%	41,523	5.8%
Over 3 years to 4 years	24,038	1.7%	27,040	3.8%
Over 4 years to 5 years	13,565	1.0%	19,761	2.8%
Total	$1,395,315	100.0%	$711,103	100.0%

The amount of overdraft deposits that were reclassified to the loan category were $5.0 million and $3.3 million at December 31, 2019 and 2018, respectively.
The Company has pledged assets as collateral covering certain deposits in the amount of $323.1 million and $356.8 million at December 31, 2019 and 2018, respectively.
The Bank's deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The amount of time deposit accounts equal to or greater than $250,000 as of December 31, 2019 and 2018 is $244.7 million and $104.9 million, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 BORROWINGS

Federal Home Loan Bank Borrowings
Advances payable to the Federal Home Loan Bank as of December 31 of the years below are summarized as follows:

	2019		2018
		Weighted		Weighted
		Average		Average
	Total	Contractual	Total	Contractual
	Outstanding	Rate	Outstanding	Rate
	(Dollars in thousands)
Stated Maturity
2019	$—	—%	$147,046	2.68%
2020	104,976	1.79%	—	—%
2021	10,042	2.95%	—	—%
Subtotal	115,018	1.89%	147,046	2.68%
Amortizing advances	730		760
Total Federal Home Loan Bank Advances	$115,748		$147,806

To manage the interest rate risk of these advances, the Company may enter into interest rate swap agreements which effectively fix the rate of the borrowing. Inclusive of the impact of these swap arrangements, the weighted average rate of the FHLB borrowings was 1.88% and 2.55% at December 31, 2019 and 2018, respectively.
The Company’s FHLB advances are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the FHLB, residential mortgages, and by certain commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $2.5 billion and $1.6 billion at December 31, 2019 and 2018, respectively. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $1.6 billion and $953.5 million at December 31, 2019 and 2018, respectively, inclusive of a $5.0 million line of credit. At December 31, 2019 and 2018, the Company had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB's collateral pledging program.
Short-Term Debt
Excluding FHLB borrowings included in the table above, the Company had no short-term borrowings at December 31, 2019 and December 31, 2018. The Company's short-term borrowings at December 31, 2017 consisted of customer repurchase agreements of $162.7 million which were discontinued and transitioned to a deposit product offering in the fourth quarter of 2018.
In addition, on March 28, 2019, the Company entered into a credit facility for a principal amount of $50.0 million senior unsecured revolving loan credit facility, bearing interest at an interest rate equal to the one-month LIBOR rate plus 1.15%. The Company used the proceeds of these borrowings for funding needs related to the second quarter closing of BHB. During the second quarter of 2019, the Company repaid in full the entire $50.0 million amount of the senior unsecured revolving loan.
The interest expense on short-term borrowings was $104,000, $248,000, and $257,000 for the years ended December 31, 2019, 2018, and 2017, respectively

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt
The following table summarizes long-term debt, net of debt issuances costs, as of the dates indicated:

	December 31
	2019	2018
	(Dollars in thousands)
Long term borrowings, net	$74,906	$—
Junior subordinated debentures
Capital Trust V	51,507	51,505
Slades Ferry Trust I	—	10,234
Central Trust I	5,258	5,258
Central Trust II	6,083	6,083
East Main Street Trust	—	3,093
Subordinated debentures	49,601	34,728
Total long-term debt	$187,355	$110,901

The interest expense on long-term debt was $8.2 million, $4.2 million, and $3.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Long-term borrowings: During the first quarter of 2019 the Company entered into a $75.0 million senior unsecured term loan credit facility. Advances under the term loan facility bear interest at an interest rate equal to one-month LIBOR plus 1.25% (3.19% at December 31, 2019). This term loan facility is due and payable in full on March 28, 2022.
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
Capital Trust V
$50.0 million due in 2037, interest at a variable rate of 3 month LIBOR plus 1.48% (3.37% at December 31, 2019),which, effective on January 17, 2017, has been converted to a fixed rate of 2.84% through the use of an interest rate swap.

Central Trust I	$5.1 million due in 2034, bearing interest at a variable rate of 3 month LIBOR plus 2.44% (4.33% at December 31, 2019). These securities are callable quarterly, until maturity.
Central Trust II	$5.9 million due in 2037, bearing interest at a variable rate of 3 month LIBOR plus 1.65% (3.54% at December 31, 2019). These securities are callable quarterly, until maturity.

All obligations under these trust preferred securities are unconditionally guaranteed by the Company.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Debentures: At December 31, 2019 and 2018 there was $50.0 million and $35.0 million, respectively, of outstanding subordinated debentures at the bank holding company. On March 14, 2019 the Company issued $50.0 million in aggregate principal amount in a private placement transaction to institutional accredited investors. The subordinated debentures mature on March 15, 2029. However, with regulatory approval, the Company may redeem the subordinated debentures without penalty at any scheduled payment date on or after March 15, 2024 with 30 days notice. The subordinated debentures carry a fixed rate of interest of 4.75% through March 15, 2024, after which interest converts to a variable rate of the then current three-month LIBOR rate plus 219 basis points. The Company also had outstanding $35.0 million of subordinated debentures that were issued to several investors via private placement on November 17, 2014. The subordinated debentures were to mature on November 15, 2024, however with regulatory approval, the Bank could redeem the subordinated debentures without penalty at any scheduled payment date on or after November 15, 2019 with 30 days' notice. Accordingly, in November 2019 the Company redeemed the $35.0 million of subordinated debentures at the bank holding company with regulatory approval. The interest rate was fixed at 4.75% through November 15, 2019.
The following table sets forth the contractual maturities of long-term debt over the next five years:

	2020	2021	2022	2023	2024	Thereafter	Total
	(Dollars in thousands)
Long term borrowings	$—	$—	$75,000	$—	$—	$—	$75,000
Junior subordinated debentures
Capital trust V	—	—	—	—	—	51,547	51,547
Central trust I	—	—	—	—	—	5,258	5,258
Central trust II	—	—	—	—	—	6,083	6,083
Subordinated debentures	—	—	—	—	—	50,000	50,000
Total (1)	$—	$—	$75,000	$—	$—	$112,888	$187,888

(1)	Amounts in this table are presented on a gross basis, and do not include the capitalized issuance costs as presented in the Company's Consolidated Balance Sheet.

NOTE 9 EARNINGS PER SHARE
Earnings per share consisted of the following components for the years ended December 31:

	2019	2018	2017
	(Dollars in thousands, except per share data)
Net income	$165,175	$121,622	$87,204

Weighted Average Shares
Basic shares	32,810,433	27,592,380	27,294,028
Effect of dilutive securities	45,801	61,428	78,076
Diluted shares	32,856,234	27,653,808	27,372,104

Net income per share
Basic EPS	$5.03	$4.41	$3.19
Effect of dilutive securities	—	(0.01)	—
Diluted EPS	$5.03	$4.40	$3.19

For the years ended December 31, 2019 and 2018, there were no options to purchase common stock and no shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the year ended December 31, 2017, there were 103 options to purchase common stock and no shares of performance-based restricted stock that were considered anti-dilutive.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 STOCK BASED COMPENSATION
The Company's stock based plans include the Second Amended and Restated 2005 Employee Stock Plan (the "2005 Plan") and the 2018 Non-Employee Director Stock Plan (the "2018 Plan"), which have been approved by the Company’s Board of Directors and shareholders. The 2010 Non-Employee Director Stock Plan (the "2010 Plan") expired on May 17, 2018, and as such the Company may only award shares from the 2005 Plan or the 2018 Plan. These shares may be awarded as either stock option awards or restricted stock awards from its pool of authorized but unissued shares.
The following table presents the amount of cumulatively granted stock option awards and restricted stock awards, net of forfeitures and expirations, granted through December 31, 2019:

	Authorized Awards	Cumulatively Granted, Net of Forfeitures and Expirations		Total	Authorized but Unissued
		Stock Option Awards	Restricted Stock Awards

2005 Plan	1,650,000	387,258	810,381	1,197,639	452,361
2010 Plan	314,600	46,500	93,245	139,745	—	(1)
2018 Plan	300,000	—	12,500	12,500	287,500	(1)

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

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized for the periods presented:

	Years Ended December 31
	2019	2018	2017
	(Dollars in thousands)
Stock based compensation expense
Restricted stock awards (1)	$3,679	$3,299	$2,730
Directors’ fee expense (2)
Stock options	23	66	76
Restricted stock awards	701	860	527
Total stock based award expense	$4,403	$4,225	$3,333
Related tax benefits recognized in earnings	$1,238	$1,188	$1,362

(1)	Inclusive of compensation expense associated with time-vested and performance-based restricted stock awards.

(2)	Expense related to awards issued to directors is recognized as directors’ fees within other noninterest expense.
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

During the year ended December 31, 2019, there were no awards granted by the Company of nonqualified options to purchase shares of common stock. The following table presents the awards granted by the Company of nonqualified options to purchase shares of common stock for the periods presented:

	Years Ended December 31
	2018	2017
Date of grant	4/3/2018	11/7/2017
Plan	2010	2010
Options granted	5,000	5,000
Vesting period (beginning on the grant date)	21 months	14 months
Expiration date	4/3/2028	11/7/2027
Expected volatility	21.15%	20.80%
Expected life (years)	5.5	5.5
Expected dividend yield	1.94%	1.87%
Risk free interest rate	2.62%	2.02%
Fair value per option	$13.46	$12.43

Under all of the Company’s stock based plans, the option exercise price is based upon the average of the high and low trading value of the stock on the date of grant. Stock option awards granted to date under all plans expire at various dates through 2028.
The following table presents relevant information relating to the Company’s stock options for the periods presented:

	Years Ended December 31
	2019	2018	2017
	(Dollars in thousands, except per share data)
Fair value of stock options vested based on grant date fair value	$21	$85	$72
Intrinsic value of stock options exercised	$883	$1,525	$1,082
Cash received from stock option exercises	$396	$1,024	$918
Tax benefit realized on stock option exercises	$248	$429	$442
Weighted average grant date fair value of options granted (per share)	n/a	$13.46	$12.43

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of stock option award activity for the year ended December 31, 2019.

	Outstanding					Nonvested
	Stock Option Awards		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)	Stock Option Awards	Weighted Average Grant Date Fair Value
	(Dollars in thousands, except per share data)
Balance at January 1, 2019	54,500		$37.28			3,332	$12.94
Granted	—		—			—	—
Exercised	(16,000)		24.76			n/a	n/a
Vested	n/a		n/a			(1,666)	12.43
Forfeited	—		—			—	—
Expired	—		—			—	—
Balance at December 31, 2019	38,500	(2)	$42.49	4.00 years	$1,584	1,666	$13.46
Options outstanding and expected to vest at December 31, 2019	38,500	(3)	$42.49	4.00 years	$1,584
Options exercisable at December 31, 2019	36,834	(4)	$41.21	3.81 years	$1,563
Unrecognized compensation cost								$—
Weighted average remaining recognition period (years)								0.00

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2019 of $83.64, which would have been received by in-the-money option holders had they all exercised their options as of that date.

(2)Inclusive of 22,500 stock options outstanding to Directors.
(3) Inclusive of 22,500 vested stock options and expected to vest to Directors.
(4) Inclusive of 20,834 vested stock options outstanding to Directors.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock
The Company grants both time-vested restricted stock awards as well as performance-based restricted stock awards. During the years ended December 31, 2019, 2018, and 2017 the Company made the following restricted stock award grants:

	Shares Granted	Plan	Fair Value (1)	Vesting Period
Time-vested
2019
2/21/2019	43,250	2005	$83.87	Ratably over 5 years from grant date
3/15/2019	600	2005	$79.55	Ratably over 5 years from grant date
4/1/2019	1,090	2005	$82.62	Ratably over 3 years from grant date
5/21/2019	6,500	2018	$77.08	Immediately upon grant date

2018
2/15/2018	39,950	2005	$71.75	Ratably over 5 years from grant date
2/27/2018	1,150	2005	$72.60	Ratably over 5 years from grant date
5/15/2018	530	2005	$74.00	Ratably over 5 years from grant date
5/22/2018	6,000	2018	$76.58	Immediately upon grant date
11/15/2018	560	2005	$77.78	Ratably over 5 years from grant date

2017
2/13/2017	1,200	2005	$62.53	Ratably over 5 years from grant date
2/16/2017	34,150	2005	$63.10	Ratably over 5 years from grant date
3/31/2017	500	2005	$65.63	Ratably over 5 years from grant date
4/3/2017	1,500	2005	$64.14	Once on November 30, 2017 (2)
5/15/2017	1,000	2005	$64.03	Ratably over 5 years from grant date
5/23/2017	7,000	2010	$61.95	At the end of 5 years from grant date (3)
6/15/2017	950	2005	$66.18	Ratably over 5 years from grant date

Performance-based
2/21/2019	15,900	2005	$83.87	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2022.
2/15/2018	16,300	2005	$71.75	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2021.
2/16/2017	14,400	2005	$63.10	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2020.

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

(2)	This restricted stock grant fully vested upon an employee's termination, on November 30, 2017.

(3)	These restricted stock grants will vest at the end of a five year period, or earlier if the director ceases to be a director for any reason other than cause, such as, for example, by retirement.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of restricted stock awards vesting during the periods presented:

	Years Ended December 31
	2019	2018	2017
	(Dollars in thousands)
Fair value of restricted stock awards upon vesting	$6,005	$6,277	$5,717

The following table presents a summary of restricted stock award activity for the year ended December 31, 2019:

	Outstanding Restricted Stock Awards		Weighted Average Grant Price ($)
	(Dollars in thousands, except per share data)
Balance at January 1, 2019	202,106		$55.62
Granted	67,340		83.16
Vested/released	(74,272)		49.56
Forfeited	(1,390)		64.76
Balance at December 31, 2019	193,784	(1)	$67.48
Unrecognized compensation cost (inclusive of directors’ fees)				$8,098
Weighted average remaining recognition period (years)				2.99

(1)	Inclusive of 17,925 restricted stock awards outstanding to Directors.

NOTE 11 DERIVATIVES AND HEDGING ACTIVITIES
The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally to manage the Company’s interest rate risk. Additionally, the Company enters into interest rate derivatives and foreign exchange contracts to accommodate the business requirements of its customers ("customer related positions"). The Company minimizes the market and liquidity risks of customer related positions by entering into similar offsetting positions with broker-dealers. Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it qualifies as a hedge for accounting purposes, and further, by the type of hedging relationship.
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects information about the Company’s derivative positions as of the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

December 31, 2019
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	2.18	1.90%	1.53%	$140

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	450,000	3.66	1.76%	2.37%	12,907

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	3.66	1.76%	2.73% - 2.20%	9,896

Total	$925,000				$22,943

December 31, 2018
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	3.18	2.74%	1.53%	$2,282

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	250,000	4.52	2.57%	2.67%	2,938

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	250,000	4.17	2.47%	3.02% - 2.51%	3,344

Total	$575,000				$8,564

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.9 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $6.0 million (pre-tax) to be reclassified to interest income and $150,000 (pre-tax) to be reclassified as an offset to interest expense, from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of December 31, 2019.
The Company recognized net amortization income that was an offset to interest expense related to previously terminated swaps of $231,000 and $244,000 for the years ended December 31, 2018 and 2017, respectively. The Company did not recognize any amortization income related to previously terminated swaps for the year ended December 31, 2019.
The Company had no fair value hedges during 2019, 2018 and 2017.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer Related Positions
Loan level derivatives, primarily interest rate swaps, offered to commercial borrowers through the Company’s loan level derivative program do not qualify as hedges for accounting purposes. The Company believes that its exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an offsetting dealer transaction. Derivatives with dealer counterparties are then either cleared through a clearinghouse or settled directly with a single counterparty. The commercial customer derivative program allows the Company to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. The amounts relating to the notional principal amount are not actually exchanged.
Beginning in 2020, the Company will be subject to over-the-counter derivative clearing requirements, which require certain derivatives to be cleared through central clearing houses. Accordingly, the Company began to clear certain derivative transactions through the Chicago Mercantile Exchange Clearing House ("CME") in December of 2019. This clearing house requires the Company to post initial and variation margin to mitigate the risk of non-payment, the latter of which is received or paid daily based on the net asset or liability position of the contracts.
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
The following table reflects the Company’s customer related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

	Number of Positions (1)	Notional Amount Maturing
		Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2019
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	299	$156,690	$125,203	$85,603	$165,599	$1,044,315	$1,577,410	$48,596
Pay fixed, receive variable	290	$156,690	$125,203	$85,603	$165,599	$1,044,315	$1,577,410	$(48,591)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	40	$91,434	$—	$—	$—	$—	$91,434	$(81)
Buys U.S. currency, sells foreign currency	40	$91,434	$—	$—	$—	$—	$91,434	$123
	December 31, 2018
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	235	$50,702	$124,222	$97,904	$47,308	$631,471	$951,607	$(2,907)
Pay fixed, receive variable	220	$50,702	$124,222	$97,904	$47,308	$631,471	$951,607	$2,903
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	27	$60,297	$3,505	$—	$—	$—	$63,802	$(1,404)
Buys U.S. currency, sells foreign currency	27	$60,297	$3,505	$—	$—	$—	$63,802	$1,434
(1) The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans will likely be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was an increase of $822,000, a decrease of $51,000 and a decrease of $113,000 for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
Outstanding loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might change from inception of the rate lock to funding of the loan due to changes in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. To protect against the price risk inherent in derivative loan commitments, the Company utilizes both "mandatory delivery" and "best efforts" forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Included in the mandatory delivery forward commitments are To Be Announced securities ("TBAs"). Certain assumptions, including pull through rates and rate lock periods, are used in managing the existing and future hedges. The accuracy of underlying assumptions will impact the ultimate effectiveness of any hedging strategies.
With mandatory delivery contracts, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a "pair-off" fee, based on then-current market prices, to the investor/counterparty to compensate the investor for the shortfall. Generally the Company makes this type of commitment once mortgage loans have been funded and are held for sale, in order to minimize the risk of failure to deliver the requisite volume of loans to the investor and paying pair-off fees as a result. The Company also sells TBA securities to offset potential changes in the fair value of derivative loan commitments. Generally the Company sells TBA securities by entering into derivative loan commitments for settlement in 30 to 90 days. The Company expects that mandatory delivery contracts, including TBA securities, will experience changes in fair value opposite to the changes in the fair value of derivative loan commitments.
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
The aggregate amount of net realized gains or losses on sales of loans included within mortgage banking income was $13.2 million, $3.6 million and $4.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet at the dates indicated:

	Asset Derivatives (1)		Liability Derivatives (2)
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$23,140	$8,955	$197	$391
Derivatives not designated as hedges
Customer Related Positions:
Loan level derivatives	52,374	15,580	52,369	15,584
Foreign exchange contracts	1,191	1,578	1,149	1,548
Mortgage Derivatives
Interest rate lock commitments	1,680	91	—	—
Forward sale loan commitments	—	106	12	—
Forward sale hedge commitments	—	—	196	—
	55,245	17,355	53,726	17,132
Total	$78,385	$26,310	$53,923	$17,523

(1)	All asset derivatives are located in other assets on the balance sheet.

(2)	All liability derivatives are located in other liabilities on the balance sheet.
The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Years Ended December 31
	2019	2018	2017
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$10,331	$4,829	$443
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$2,346	$1,000	$(441)
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest expense	$—	$—	$—
Other expense	—	—	—
Total	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$39	$46	$6
Other expenses	(18)	(29)	(21)
Changes in fair value of mortgage derivatives
Mortgage banking income	1,275	39	(39)
Total	$1,296	$56	$(54)

The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $26.0 million and $176,000 at December 31, 2019 and December 31, 2018, respectively. Although none of the contingency provisions have applied as of December 31, 2019 and

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2018, the Company has posted collateral to offset the net liability exposure with institutional counterparties. Additionally, for cleared derivatives the CME requires that the Company to post initial and variation margin to mitigate the risk of non-payment, which amounted to $1.3 million at December 31, 2019.

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company's exposure relating to institutional counterparties was $25.4 million and $18.4 million at December 31, 2019 and 2018, respectively. The Company’s exposure relating to customer counterparties was approximately $51.0 million and $6.4 million at December 31, 2019 and 2018, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

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
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2019
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$23,140	$—	$23,140	$23,140	$—	$—
Loan level derivatives	52,374	—	52,374	1,742	—	50,632
Customer foreign exchange contracts	1,191	—	1,191	—	—	1,191
	$76,705	$—	$76,705	$24,882	$—	$51,823
Derivative Liabilities
Interest rate swaps	$197	$—	$197	$—	$197	$—
Loan level derivatives	52,369	—	52,369	24,882	25,296	2,191
Customer foreign exchange contracts	1,149	—	1,149	—	—	1,149
	$53,715	$—	$53,715	$24,882	$25,493	$3,340

(1)	Reflects offsetting derivative positions with the same counterparty.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts Recognized in the Statement of Financial Position	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Collateral Pledged (Received)	Net Amount
	December 31, 2018
	(Dollars in thousands)
Derivative Assets
Interest rate swaps	$8,955	$—	$8,955	$391	$(5,527)	$3,037
Loan level derivatives	15,580	—	15,580	6,165	(3,001)	6,414
Customer foreign exchange contracts	1,578	—	1,578	—	—	1,578
	$26,113	$—	$26,113	$6,556	$(8,528)	$11,029
Derivative Liabilities
Interest rate swaps	$391	$—	$391	$391	$—	$—
Loan level derivatives	15,584	—	15,584	6,165	173	9,246
Customer foreign exchange contracts	1,548	—	1,548	—	—	1,548
	$17,523	$—	$17,523	$6,556	$173	$10,794

(1)	Reflects offsetting derivative positions with the same counterparty.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 INCOME TAXES

The provision for income taxes is comprised of the following components:

	Years Ended December 31
	2019	2018	2017
	(Dollars in thousands)
Current expense
Federal	$27,980	$25,129	$28,852
State	14,359	13,672	9,278
Total current expense	42,339	38,801	38,130
Deferred expense (benefit)
Federal	9,080	(3,080)	7,953
State	1,514	(1,417)	1,258
Total deferred expense (benefit)	10,594	(4,497)	9,211
Total expense	$52,933	$34,304	$47,341

The difference between the statutory federal income tax rate and the effective income tax rate reported for the last three years is detailed below:

	Years Ended December 31
	2019		2018		2017
	(Dollars in thousands)
Computed statutory federal income tax provision	$45,803	21.00%	$32,744	21.00%	$47,091	35.00%
State taxes, net of federal tax benefit	12,262	5.63%	9,633	6.18%	6,817	5.07%
Merger and other related costs (non-deductible)	582	0.27%	130	0.08%	213	0.16%
Change in valuation allowance	17	0.01%	49	0.03%	31	0.02%
Revaluation of net deferred tax assets	—	—%	—	—%	1,895	1.41%
New Markets Tax Credits	(2,675)	(1.23)%	(3,960)	(2.54)%	(3,960)	(2.94)%
Increase in cash surrender value of life insurance	(1,144)	(0.52)%	(1,160)	(0.74)%	(1,445)	(1.07)%
Low Income Housing Project Investments	(1,696)	(0.78)%	(1,030)	(0.66)%	(1,253)	(0.93)%
Stock-based compensation	(824)	(0.38)%	(885)	(0.57)%	(1,258)	(0.94)%
Nontaxable interest, net	(757)	(0.35)%	(566)	(0.36)%	(987)	(0.73)%
Other, net	1,365	0.63%	(651)	(0.42)%	197	0.15%
Total expense	$52,933	24.28%	$34,304	22.00%	$47,341	35.20%

On December 22, 2017, the Tax Act was signed into law, reducing the corporate income tax rate from 35% to 21%. At December 31, 2017, the Company had not completed its accounting for the tax effect of enactment of the Tax Act; however, it made a reasonable estimate of the effects on its existing deferred tax balances. As a result of this rate reduction, the Company remeasured certain deferred tax assets and liabilities at December 31, 2017 based on the rates at which they are expected to reverse in the future, which is generally 21% for federal tax purposes. This remeasurement of deferred tax assets and liabilities resulted in a provisional amount recorded of $1.9 million. Also at December 31, 2017, the Company had recognized a provisional estimate of $466,000 to reassess the value of its low income housing projects investments ("LIHTC investments").

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax-effected components of the net deferred tax asset at December 31 of the years presented were as follows:

	2019	2018
	(Dollars in thousands)
Deferred tax assets
Accrued expenses not deducted for tax purposes	$13,855	$11,922
Allowance for loan losses	18,993	17,764
Employee and director equity compensation	1,708	1,636
Loan basis difference fair value adjustment	6,804	4,761
Net operating loss carry-forward	2,546	170
Net unrealized loss on securities available for sale	—	1,850
Operating lease liability	16,393	—
Other	1,311	1,561
Gross deferred tax assets	$61,610	$39,664
Valuation allowance	(187)	(170)
Total deferred tax assets net of valuation allowance	$61,423	$39,494
Deferred tax liabilities
Core deposit and other intangibles	$5,802	$3,803
Deferred loan fees, net	4,944	4,759
Derivatives fair value adjustment	6,461	2,413
Fixed assets	8,194	5,259
Goodwill	10,645	10,388
Prepaid pension	3,487	3,483
Right of use asset	15,911	—
Other	3,965	1,139
Gross deferred tax liabilities	$59,409	$31,244
Total net deferred tax asset	$2,014	$8,250

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income in future periods.
The Company believes that it is more likely than not that its deferred tax assets as of December 31, 2019, excluding the deferred tax asset on certain state net operating losses, will be realized through future reversals of existing taxable temporary differences and by offsetting other future taxable income. The Company believes it is more likely than not that the deferred tax asset related to certain state net operating losses generated from the Company's investments in low income housing partnerships, which expire over a 20-year period, will not be realized and has recorded a valuation allowance of $187,000 at December 31, 2019, attributable to this deferred tax asset.
The Company has a federal operating loss carry forward of $11.2 million acquired from a recent acquisition that is subject to annual change in ownership limitations under Internal Revenue Code Sec. 382 as of December 31, 2019. The Company does not have a general business credit carry forward subject to expiration as of December 31, 2019.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertainty in Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states.  The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2016 through 2018 tax years including any related income tax filings from its recent acquisitions.  The Company believes that its income tax returns have been filed based upon applicable statutes, regulations and case law in effect at the time of filing, however, the Internal Revenue Service ("IRS") and /or state jurisdictions could disagree with the Company's interpretation upon examination. The Company accounts for uncertainties in income taxes by providing a tax reserve for certain positions. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Dollars in thousands)
Balance at December 31, 2017	$142
Increase for current year tax positions	73
Balance at December 31, 2018	215
Reduction of tax positions for prior years	(127)
Increase for current year tax positions	444
Balance at December 31, 2019	$532

Increases to the Company's unrealized tax positions occur as a result of accruing for the unrecognized tax benefit as well the accrual of interest and penalties related to prior year positions. Decreases in the Company's unrealized tax positions occur as a result of the statute of limitation lapsing on prior year positions and/or settlements relating to outstanding positions. The table above does not include the indirect federal benefit of state tax positions of approximately $116,000. All of the Company’s unrecognized tax benefits, including the indirect federal benefit of state tax positions, are recorded as a component of income tax expense. During the year ended December 31, 2019, the Company recognized a benefit of approximately $10,000, and during the years ended December 31, 2018 and 2017 recognized expense of $24,000 and $18,000, respectively, in the provision for income taxes for interest and penalties related to uncertain tax positions. Accordingly, the Company has accrued approximately $43,000, $53,000 and $29,000 for the payment of interest and penalties as of December 31, 2019, 2018 and 2017, respectively, which are not included in the table above.

NOTE 14 LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits ("LIHTC") which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.
The following table presents certain information related to the Company's investments in low income housing projects as of December 31 of the years presented:

	2019	2018	2017
	(Dollars in thousands)
Original investment value	$96,275	$50,232	$47,399
Current recorded investment	$72,510	$33,681	$35,225
Unfunded liability obligation	$34,967	$3,935	$4,536
Tax credits and benefits earned during the year	$7,342	$5,407	$5,654
Amortization of investments during the year (1)	$5,645	$4,377	$4,402
Net income tax benefit recognized during the year	$1,696	$1,030	$1,253

(1)	The 2017 amount is inclusive of $466,000 related to the revaluation of Low Income Housing tax credit investments as a result of the 2017 Tax Act.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 EMPLOYEE BENEFIT PLANS
Pension
The Company maintains a multiemployer defined benefit pension plan (the "Pension Plan") administered by Pentegra Retirement Services (the "Fund" or "Pentegra Defined Benefit Plan for Financial Institutions"). The Fund does not segregate the assets or liabilities of all participating employers and accordingly, disclosure of plan assets, accumulated vested and nonvested benefits is not possible. Effective July 1, 2006, the Company froze the defined benefit plan by eliminating all future benefit accruals.
In conjunction with the acquisition of Peoples Federal Bancshares, Inc., the parent of Peoples Federal Savings Bank ("Peoples") in 2015, the Company acquired the Peoples Federal Defined Benefit Pension Plan ("Peoples Plan"). The Peoples Plan was frozen at the date of acquisition and will be maintained in the same manner as the Pension Plan. The Peoples Plan is also administered by Pentegra Retirement Services under the same Fund as the Pension Plan.
The Company’s participation in the Pension Plan and the Peoples Plan (the "Pension Plans") for the annual period ended December 31, 2019, is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employer Identification Number ("EIN") and the three-digit plan number. The funding status of the Pension Plans is determined on the basis of the financial statements provided by the Fund using total plan assets and accumulated benefit obligation. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. The "Expiration Date of Collective-Bargaining Agreement" column lists the expiration dates of any collective-bargaining agreement(s) to which the Pension Plans are subject. Financial information for the Fund is made available through the public Form 5500 which is available by April 15th of the year following the plan year end.

		Funding Status of Pension Plan		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	Minimum Contributions Required for Future Periods
	EIN/Pension Plan Number	2019	2018
Pentegra defined benefit plan for financial institutions	13-5645888/333	At least 80 percent	At least 80 percent	No	No	N/A	$—

Contributions to the Fund are based on each individual employer’s experience. The Company bears the market risk relating to the Pension Plan and will continue to fund the Pension Plan as required. The Pension Plan year is July 1st through June 30th. The Company’s total contributions to the Pension Plan did not represent more than 5% of the total contributions to the Pension Plan as indicated in the Pension Plan’s most recently available annual report dated June 30, 2019. The comparability of employer contributions is impacted by asset performance, discount rates and the reduction in the number of covered employees year over year.
The Company’s contributions to the Pension Plans were as follows for the periods indicated:

			Required Contributions - Plan Year Allocation
	Cash Payment	Future period funding	2019-2020	2018-2019	2017-2018
	(Dollars in thousands)
2019	$2,063	$—	$2,063	$—	$—
2018	$2,642	$2,000	$—	$642	$—
2017	$6,432	$5,000	$—	$—	$1,432

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with the acquisition of BHB in 2019, the Company acquired the Savings Banks Employees Retirement Association Pension Plan as adopted by BHB (the "BHB Plan").  The BHB Plan is administered by Savings Banks Employees Retirement Association (SBERA) and was frozen on October 31, 2014.  Accumulated benefits for participants earned through the end of October 2014 remain secured by the BHB Plan assets as of December 31, 2019. Information pertaining to the BHB Plan at December 31, 2019 is as follows:

Amount
(Dollars in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$9,697
Actual return on plan assets	1,886
Employer contribution	505
Benefits paid	(435)
Fair value of plan assets at end of year	$11,653
Change in benefit obligation:
Benefit obligation at beginning of year	10,824
Interest cost	424
Actuarial loss	2,874
Benefits paid	(435)
Benefit obligation at end of year	$13,687
Funded status and accrued liability at end of year	$(2,034)

Accumulated benefit obligation at end of year	$13,687

At December 31, 2019 the discount rate used to determine the benefit obligation was 3.11%.

The components of net period pension cost are as follows for the year ended December 31, 2019:

Amount
(Dollars in thousands)
Interest cost	$424
Expected return on plan assets	(780)
Amortization of net actuarial loss	327
Net period pension benefit	$(29)

The discount rate used to determine net periodic pension cost for the year ended December 31, 2019 was 4.03% and the expected long-term rate of return on plan assets used was 8.00%. Assumptions with respect to the expected long-term rate of return are based on prevailing yields on high-quality, fixed-income investments increased by a premium for equity return expectations.

SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in SBERA. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment range from 43% to 57% of total portfolio assets. The remainder of the portfolio is allocated to fixed income securities with a target range of 15% to 25% and other investments including global asset allocation and hedge funds from 15% to 31%. The Trustees of SBERA, through the Association's Investment Committee, select investment managers for the common and collective trust portfolio. A professional investment advisory firm is retained by the Investment Committee to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify equity investments across a spectrum of investment types to limit risks from large market swings.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of major categories of the BHB Plan assets as of December 31, 2019 are summarized below:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Collective funds	$967	967	$—	$—
Equity securities	1,131	1,131	—	—
Mutual funds	3,628	3,628	—	—
Total investments in the fair value hierarchy	$5,726	$5,726	$—	$—

Investments measured at net asset value (1)	5,927
	$11,653

(1)
Under the Fair Value Measurements and Disclosure Topic of the FASB ASC, certain investments that were measured at fair value at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

There were no transfers to or from Level 1, 2 and 3 during the period.

The fair value hierarchy above was received from SBERA, the plan administrator. The BHB Plan assets measured at fair value in Level 1 are based on quoted market prices in an active exchange market. BHB Plan assets measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. BHB Plan assets measured at fair value in Level 3 are based on unobservable inputs, which include the SBERA’s assumptions and the best information available under the circumstance.

Estimated future benefit payments for the BHB Plan are presented below:

Amount
(Dollars in thousands)
2020	$629
2021	$834
2022	$591
2023	$583
2024	$556
2025-2029	$2,867

The Company’s total defined benefit plan expense was $1.4 million, $1.1 million, and $1.9 million, for the years ending December 31, 2019, 2018, and 2017, respectively.

Additionally, in conjunction with the acquisition of Island Bancorp in 2017, the Company acquired the Edgartown National Bank Employee’s Retirement Plan. This pension plan was frozen at the date of acquisition and was subsequently dissolved.
Postretirement Benefit Plans
Employees retiring from the Bank after attaining age 65, who have rendered at least 10 years of continuous full time service with Rockland Trust are entitled to a fixed contribution toward the premium for postretirement health care benefits and a $5,000 benefit paid upon death. The health care benefits are subject to deductibles, co-payment provisions and other limitations. The Bank may amend or change these benefits periodically. Additionally, the Company has acquired small postretirement plans and/or agreements in conjunction with various acquisitions. The expense related to these plans for the years ending December 31, 2019, 2018, and 2017 was not material.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Executive Retirement Plans
The Bank maintains frozen defined benefit supplemental executive retirement plans ("SERP") for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. The Bank also maintains defined benefit SERPs acquired from previous acquisitions. The Bank has established and funded rabbi trusts to accumulate funds in order to satisfy the contractual liability of these supplemental retirement plan benefits. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets included in the Company's available for sale securities portfolio totaled $18.3 million and $16.6 million at December 31, 2019 and 2018, respectively.
The following table shows the defined benefit supplemental retirement expense, and the contributions paid to the plans which were used only to pay the current year benefits as of the dates indicated:

	2019	2018	2017
	(Dollars in thousands)
Retirement expense	$1,356	$1,683	$1,580
Contributions paid	$486	$434	$367

Expected future benefit payments for the defined benefit supplemental executive retirement plans are presented below:

Defined Benefit Supplemental Executive Retirement Plans Expected Benefit Payments
(Dollars in thousands)
2020	$472
2021	$466
2022	$458
2023	$571
2024	$1,220
2025-2029	$5,853

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the defined benefit supplemental executive retirement plans' benefits is December 31 for each of the years reported. The following table illustrates the status of the defined benefit supplemental executive retirement plans at December 31 for the years presented:

	Defined Benefit Supplemental Executive Retirement Benefits
	2019	2018	2017
	(Dollars in thousands)
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$14,963	$15,749	$14,177
Service cost	433	459	423
Interest cost	601	533	547
Actuarial loss (gain)	1,850	(1,344)	969
Benefits paid	(486)	(434)	(367)
Benefit obligation at end of year	$17,361	$14,963	$15,749
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	486	434	367
Benefits paid	(486)	(434)	(367)
Fair value of plan assets at end of year	$—	$—	$—
Funded status at end of year	$(17,361)	$(14,963)	$(15,749)
Assets	—	—	—
Liabilities	(17,361)	(14,963)	(15,749)
Funded status at end of year	$(17,361)	$(14,963)	$(15,749)
Amounts recognized in accumulated other comprehensive income ("AOCI")
Net loss	$3,509	$1,705	$3,465
Prior service cost	494	770	1,047
Amounts recognized in AOCI	$4,003	$2,475	$4,512
Information for plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$17,361	$14,963	$15,749
Accumulated benefit obligation	$17,361	$14,963	$15,749
Net periodic benefit cost
Service cost	$433	$459	$423
Interest cost	601	533	547
Amortization of prior service cost	276	276	276
Recognized net actuarial loss	46	415	334
Net periodic benefit cost	$1,356	$1,683	$1,580
Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net actuarial loss	$471	$41	$415
Net prior service cost	$276	$276	$276
Discount rate used for benefit obligation	2.00 - 3.04%	3.24 - 4.09%	2.48-3.45%
Discount rate used for net periodic benefit cost	3.24 - 4.09%	2.48 - 3.45%	2.49-3.94%
Rate of compensation increase	n/a	n/a	n/a

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Employee Benefits
The Bank may choose to create an incentive compensation plan for senior management and other officers to participate in at varying levels. In addition, the Bank may also pay a discretionary bonus to senior management, officers, and/or non-officers of the Bank. The expense for the incentive plans and the discretionary bonus amounted to $16.3 million, $13.8 million and $10.9 million in 2019, 2018 and 2017, respectively.
The Bank has an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 25% of each employee’s contributions up to the first 6% of the employee’s eligible earnings. The 401(k) Plan incorporates an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. The Company also provides three defined contributions under this Plan, providing the employees are deemed eligible. To be eligible for these contributions, an employee must complete one year and 1,000 hours of service. The defined contributions are made up of a safe harbor contribution, in which eligible employees receive a 3% cash contribution of eligible earnings to the social security limit, a discretionary contribution in which eligible employees receive a 2% cash contribution of eligible earnings up to the social security limit and a 5% cash contribution of eligible earnings over the social security limit up to the maximum amount permitted by law. Benefits contributed to employees under this defined contribution plan vest immediately. The defined contribution plan expense was $6.6 million, $5.4 million and $5.0 million for the years ended December 2019, 2018 and 2017, respectively.
The Company has a non-qualified deferred compensation plan which allows for deferrals of base salary and incentive payments until an elected distribution date in the future. This deferred compensation plan is available to certain highly compensated employees. Deferrals are invested at the election of the participant into one of the actively managed funds made available to the participant through the Company's Investment Management Group. The funds are held in a rabbi trust until the elected date of distribution.
The Company has a non-qualified 401(k) Restoration Plan ("Restoration Plan") for certain executive officers. The Restoration Plan is intended to contribute to each participant the amount of matching and discretionary contributions which would have been made to the existing Rockland Trust 401(k) plan on the participant's behalf, but were prohibited due to Internal Revenue Code limitations. Deferrals are invested at the election of the participant into one of the actively managed funds made available to the participant through the Company's Investment Management Group or in the Company's stock. These funds are held in a rabbi trust until the elected date of distribution. The Company recognized expense of $356,000, $278,000 and $267,000 related to this plan for services performed for the years ended December 31, 2019, 2018 and 2017, respectively.
Also as part of the Peoples acquisition in 2015, the Company assumed various Salary Continuation Agreements with certain current and former senior executives. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. Expense related to the Salary Continuation Agreements was $295,000, $287,000 and $279,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company also assumed a Peoples supplemental retirement plan with a former executive, whereby the amounts paid under this plan commenced upon the executive's retirement and continue until 2026. The expense related to the supplemental retirement plan for the years ended December 31, 2019, 2018 and 2017 was not material.
Additionally, in conjunction with the acquisition of BHB in 2019, the Company assumed an Employee Stock Ownership Plan and a 401(k) retirement plan. These plans will be terminated by the Company subsequent to December 31, 2019.
Director Benefits
The Company maintains two deferred compensation plans for the Company’s Board of Directors which permit non-employee directors to defer cash fees, one which was in effect through December 31, 2018 and a new plan which was adopted effective January 1, 2019. Under the plan in effect through December 31, 2018, deferred compensation is invested in Company stock and held by the Company's Investment Management Group. Under the plan that took effect January 1, 2019, participating directors may defer all or a portion of their cash compensation into a choice of diversified investment portfolios comprised of stocks, bonds and cash. The amount of compensation deferred during 2019, 2018, and 2017 was $142,000, $142,000, and $143,000, respectively.
As a result of the Peoples acquisition during 2015, the Company assumed several Director Retirement Agreements. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. The expense related to the Director Retirement Agreements for the years ended December 31, 2019, 2018 and 2017 was not material.

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2019 and 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.
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
	December 31, 2019
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$2,179	$2,179	$—	$—
Equity securities	21,261	21,261	—	—
Securities available for sale
U.S. government agency securities	33,115	—	33,115	—
Agency mortgage-backed securities	247,000	—	247,000	—
Agency collateralized mortgage obligations	88,511	—	88,511	—
State, county, and municipal securities	1,396	—	1,396	—
Single issuer trust preferred securities issued by banks and insurers	493	—	493	—
Pooled trust preferred securities issued by banks and insurers	1,114	—	—	1,114
Small business administration pooled securities	54,795	—	54,795	—
Loans held for sale	33,307	—	33,307	—
Derivative instruments	78,385	—	78,385	—
Liabilities
Derivative instruments	53,923	—	53,923	—
Total recurring fair value measurements	$507,633	$23,440	$483,079	$1,114

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$25,515	$—	$—	$25,515
Total nonrecurring fair value measurements	$25,515	$—	$—	$25,515

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

All assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were valued using pricing models and discounted cash flow methodologies, as of December 31, 2019, 2018 and 2017. This reconciliation is presented in the table below for the periods indicated:

	2019	2018	2017
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,329	$1,640	$1,584
Gain and (losses) (realized/unrealized)
Included in earnings	—	—	—
Included in other comprehensive income	(26)	191	77
Settlements	(189)	(502)	(21)
Ending Balance	$1,114	$1,329	$1,640

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth certain unobservable inputs regarding the Company's financial instruments that are classified as Level 3 as of December 31st of the years indicated:

Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	2019	2018		2019	2018	2019	2018
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,114	$1,329	Cumulative prepayment	0% - 57%	0% - 59%	2.6%	2.1%
			Cumulative default	2% - 100%	5% - 100%	13.5%	16.2%
			Loss given default	85% - 100%	85% - 100%	93.6%	94.8%
			Cure given default	0% - 75%	0% - 75%	60.9%	60.9%
Appraisals of collateral (1)
Collateral dependent impaired loans	$25,515	$29,109

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2019
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. government agency securities	$12,874	$12,997	$—	$12,997	$—
U.S. Treasury securities	4,032	4,053	—	4,053	—
Agency mortgage-backed securities	397,414	405,802	—	405,802	—
Agency collateralized mortgage obligations	293,662	297,314	—	297,314	—
Single issuer trust preferred securities issued by banks	1,500	1,490	—	1,490	—
Small business administration pooled securities	31,324	31,607	—	31,607	—
Loans, net of allowance for loan losses (b)	8,780,384	8,613,635	—	—	8,613,635
Federal Home Loan Bank stock (c)	14,424	14,424	—	14,424	—
Cash surrender value of life insurance policies (d)	197,372	197,372	—	197,372	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$7,752,052	$7,752,052	$—	$7,752,052	$—
Time certificates of deposits (f)	1,395,315	1,396,760	—	1,396,760	—
Federal Home Loan Bank borrowings (f)	115,748	115,881	—	115,881	—
Long-term borrowings (f)	74,906	72,219	—	72,219	—
Junior subordinated debentures (g)	62,848	65,603	—	65,603	—
Subordinated debentures (f)	49,601	52,870	—	—	52,870

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2018
Financial assets	(Dollars in thousands)
Securities held to maturity (a)
U.S. Treasury securities	$1,004	$1,015	$—	$1,015	$—
Agency mortgage-backed securities	252,484	250,928	—	250,928	—
Agency collateralized mortgage obligations	332,775	326,724	—	326,724	—
Single issuer trust preferred securities issued by banks	1,500	1,490	—	1,490	—
Small business administration pooled securities	23,727	23,483	—	23,483	—
Loans, net of allowance for loan losses (b)	6,812,792	6,635,209	—	—	6,635,209
Federal Home Loan Bank stock (c)	15,683	15,683	—	15,683	—
Cash surrender value of life insurance policies (d)	160,456	160,456	—	160,456	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$6,716,017	$6,716,017	$—	$6,716,017	$—
Time certificates of deposits (f)	711,103	703,728	—	703,728	—
Federal Home Loan Bank borrowings (f)	147,806	147,603	—	147,603	—
Junior subordinated debentures (g)	76,173	73,827	—	73,827	—
Subordinated debentures (f)	34,728	32,509	—	—	32,509

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

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when (or as) the entity satisfies a performance obligation

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated for the periods indicated:

	Years Ended December 31
	2019	2018	2017
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$20,040	$18,327	$17,822
Interchange fees	18,262	15,433	13,899
ATM fees	3,224	2,961	2,938
Investment management - wealth management and advisory services	25,940	23,441	21,644
Investment management - retail investments and insurance revenue	2,779	2,714	2,158
Merchant processing income	1,175	1,401	1,229
Other noninterest income	8,696	4,432	4,569
Total noninterest income in-scope of ASC 606	80,116	68,709	64,259
Total noninterest income out-of-scope of ASC 606	35,178	19,796	18,735
Total noninterest income	$115,294	88,505	$82,994

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The asset management and/or custody fees are based upon a percentage of the monthly valuation of the principal assets in the customer's account, whereas fees for additional or special services are fixed in nature and are charged as services are rendered. As the fees are dependent on assets under management, which are susceptible to market factors outside of the Company's control, this variable consideration is constrained and therefore no revenue is estimated at contract initiation. As such, all revenue is recognized in correlation to the monthly management fee determinations or as transactional services are provided. Due to the fact that payments are primarily made subsequent to the valuation period, the Company records a receivable for revenue earned but not received. The following table provides the amount of investment management revenue earned but not received as of the dates indicated:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Receivables, included in other assets	$2,341	$1,893

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Year Ended December 31, 2019
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$12,055	$(2,761)	$9,294
Less: net security losses reclassified into other noninterest expense	(1,462)	411	(1,051)
Net change in fair value of securities available for sale	13,517	(3,172)	10,345

Change in fair value of cash flow hedges	16,725	(4,708)	12,017
Less: net cash flow hedge gains reclassified into interest income or interest expense	2,346	(660)	1,686
Net change in fair value of cash flow hedges	14,379	(4,048)	10,331

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(2,123)	597	(1,526)
Amortization of net actuarial gains	(8)	2	(6)
Amortization of net prior service costs	276	(78)	198
Net change in other comprehensive income for defined benefit postretirement plans (2)	(1,855)	521	(1,334)
Total other comprehensive income	$26,041	$(6,699)	$19,342

	Year Ended December 31, 2018
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(5,923)	$1,422	$(4,501)
Less: net security gains reclassified into other noninterest income (expense)	—	—	—
Net change in fair value of securities available for sale	(5,923)	1,422	(4,501)

Change in fair value of cash flow hedges	7,717	(2,169)	5,548
Less: net cash flow hedge losses reclassified into interest income or interest expense (1)	1,000	(281)	719
Net change in fair value of cash flow hedges	6,717	(1,888)	4,829

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	1,521	(428)	1,093
Amortization of net actuarial losses	372	(105)	267
Amortization of net prior service costs	276	(78)	198
Net change in other comprehensive income for defined benefit postretirement plans (2)	2,169	(611)	1,558
Total other comprehensive income	$2,963	$(1,077)	$1,886

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2017
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(996)	$321	$(675)
Less: net security gains reclassified into other noninterest income (expense)	3	(1)	2
Net change in fair value of securities available for sale	(999)	322	(677)

Change in fair value of cash flow hedges	307	(125)	182
Less: net cash flow hedge losses reclassified into interest income or interest expense (1)	(441)	180	(261)
Net change in fair value of cash flow hedges	748	(305)	443

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(995)	407	(588)
Amortization of net actuarial losses	278	(113)	165
Amortization of net prior service costs	276	(113)	163
Net change in other comprehensive income for defined benefit postretirement plans (2)	(441)	181	(260)
Total other comprehensive loss	$(692)	$198	$(494)

(1)
Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in 2009. The original gain of $1.4 million, net of tax, was recognized in earnings through December 2018, the original maturity date of the swap. The balance of the gain was amortized to $137,000 at December 31, 2017.

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
Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components for the periods indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in Thousands)
Beginning balance: January 1, 2017	$173	$361	$281	$(2,152)	$(1,337)
Other comprehensive income (loss)	(677)	587	(144)	(260)	(494)
Ending balance: December 31, 2017	$(504)	$948	$137	$(2,412)	$(1,831)
Opening balance reclassification	(111)	205	29	(520)	(397)
Cumulative effect accounting adjustment	(831)	—	—	—	(831)
Other comprehensive income (loss)	(4,501)	4,995	(166)	1,558	1,886
Ending balance: December 31, 2018	$(5,947)	$6,148	$—	$(1,374)	$(1,173)
Other comprehensive income (loss)	10,345	10,331	—	(1,334)	19,342
Ending balance: December 31, 2019	$4,398	$16,479	$—	$(2,708)	$18,169

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 LEASES

The Company adopted the new lease accounting standard ("the lease standard") under Accounting Standards Codification Topic 842 ("ASC 842") using the modified retrospective transition method with an effective date as of January 1, 2019. Therefore, periods prior to that date were not restated, and accordingly disclosures are not presented on a comparable basis. The Company elected the package of practical expedients, which permits the Company not to reassess prior conclusions about lease identifications, lease classification and initial direct costs. The Company did not elect to apply the hindsight practical expedient pertaining to using hindsight knowledge as of the effective date when determining lease terms and impairment.

As of December 31, 2019, the Company has entered into 94 noncancelable operating lease agreements for office space, space for ATM locations and certain branch locations, several of which contain renewal options to extend lease terms for a period of 1 to 10 years. The Company has no financing leases outstanding and no leases with residual value guarantees.

As of December 31, 2019, the Company does not have any material sub-lease agreements.
The Company's right-of-use asset related to operating leases was $56.6 million at December 31, 2019 and is recognized in the Company's Consolidated Balance Sheet in other assets.

The following table provides information related to the Company's lease cost:

For the year ended
December 31, 2019
(Dollars in thousands)
Operating lease cost	$10,718
Short-term lease cost	116
Variable lease cost	—
Total lease cost	$10,834

As of December 31, 2019, the weighted average remaining lease term for operating leases was 6.43 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.75%.

The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding at December 31, 2019 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in the Company's Consolidated Balance Sheet in other liabilities:

(Dollars in thousands)
2020	$11,752
2021	11,052
2022	10,438
2023	8,528
2024	7,121
Thereafter	14,900
Total minimum lease payments	63,791
Less: amount representing interest	5,489
Present value of future minimum lease payments	$58,302

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20 COMMITMENTS AND CONTINGENCIES
Financial Instruments with Off-Balance Sheet Risk
In the normal course of business, the Company enters into various transactions to meet the financing needs of its customers, which, in accordance with GAAP, are not included in its consolidated balance sheets. These transactions include commitments to extend credit, standby letters of credit, and loans sold with recourse, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.
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
The following table summarizes the above financial instruments at the dates indicated:

	As of December 31
	2019	2018
	(Dollars in thousands)
Commitments to extend credit	$3,337,930	$2,639,689
Standby letters of credit	$21,565	$16,708
Deferred standby letter of credit fees	$158	$122
Loans sold with recourse	$404,532	$—

Other Contingencies
At December 31, 2019, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. There was no reserve requirement balance necessary at December 31, 2019. The amount of the reserve was $53.5 million at December 31, 2018.

NOTE 21 REGULATORY MATTERS
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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2019 the most recent notification from the Federal Deposit Insurance Corporation indicated that the Bank's capital levels met or exceeded the minimum levels to be considered "well capitalized" for bank regulatory purposes. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2019 and 2018, that the Company and the Bank met all capital adequacy requirements to which they are subject.
The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2019 and 2018 are also presented in the table that follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	December 31, 2019
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$1,352,341	14.83%	$729,291	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$1,171,963	12.86%	$410,226	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$1,232,963	13.53%	$546,969	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets) leverage	$1,232,963	11.28%	$437,271	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$1,275,611	14.00%	$728,868	≥	8.0%	$911,085	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$1,205,740	13.23%	$409,988	≥	4.5%	$592,205	≥	6.5%
Tier 1 capital (to risk weighted assets)	$1,205,740	13.23%	$546,651	≥	6.0%	$728,868	≥	8.0%
Tier 1 capital (to average assets) leverage	$1,205,740	11.06%	$435,886	≥	4.0%	$544,857	≥	5.0%
	December 31, 2018
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$992,454	14.45%	$549,297	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$818,176	11.92%	$308,980	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$892,176	12.99%	$411,973	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	$892,176	10.69%	$333,754	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$937,574	13.66%	$549,036	≥	8.0%	$686,295	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$872,024	12.71%	$308,833	≥	4.5%	$446,092	≥	6.5%
Tier 1 capital (to risk weighted assets)	$872,024	12.71%	$411,777	≥	6.0%	$549,036	≥	8.0%
Tier 1 capital (to average assets)	$872,024	10.46%	$333,595	≥	4.0%	$416,994	≥	5.0%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. The Company's capital levels exceeded the minimum requirement plus the buffer of 2.5% as of December 31, 2019 and 2018.
Dividend Restrictions
In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company for the year ended December 31, 2019 and 2018 totaled $181.7 million and $71.2 million, respectively.
Trust Preferred Securities
In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements. At December 31, 2019 and 2018, there was $61.0 million and $74.0 million, respectively, in trust preferred securities that have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines. The decrease in 2019 was due to the redemption of trust preferred securities of $13.0 million during the year.

NOTE 22 PARENT COMPANY FINANCIAL STATEMENTS
Condensed financial information relative to the Parent Company’s balance sheets at December 31, 2019 and 2018 and the related statements of income and cash flows for the years ended December 31, 2019, 2018, and 2017 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.
BALANCE SHEETS

	December 31
	2019	2018
	(Dollars in thousands)
Assets
Cash (1)	$135,688	$64,256
Investments in subsidiaries (2)	1,743,435	1,128,407
Prepaid income taxes	31,586	1,014
Deferred tax asset	612	—
Derivative instruments (1)	290	1,711
Other assets	—	37
Total assets	$1,911,611	$1,195,425
Liabilities and stockholders’ equity
Dividends payable	$15,126	$10,671
Long-term borrowings (less unamortized debt issuance costs of $94)	74,906	—
Junior subordinated debentures (less unamortized debt issuance costs of $40 and $118)	62,848	76,173
Subordinated debentures (less unamortized debt issuance costs of $399 and $272)	49,601	34,728
Other liabilities	987	363
Total liabilities	203,468	121,935
Stockholders’ equity	1,708,143	1,073,490
Total liabilities and stockholders’ equity	$1,911,611	$1,195,425

(1)	Entire balance eliminates in consolidation.

(2)	Majority of balance eliminates in consolidation.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF INCOME

	Years Ended December 31
	2019	2018	2017
	(Dollars in thousands)
Income
Dividends received from subsidiaries (1)	$181,790	$71,255	$47,006
Interest income (2)	—	—	50
Total income	181,790	71,255	47,056
Expenses
Interest expense	8,236	4,234	3,995
Total expenses	8,236	4,234	3,995
Income before income taxes and equity in undistributed income of subsidiaries	173,554	67,021	43,061
Income tax benefit	(2,262)	(1,151)	(1,523)
Income of parent company	175,816	68,172	44,584
Equity (deficit) in undistributed income of subsidiaries	(10,641)	53,450	42,620
Net income	$165,175	$121,622	$87,204

(1)	Majority of balance eliminates in consolidation.

(2)	Entire balance eliminated in consolidation.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2019	2018	2017
	(Dollars in thousands)
Cash flows from operating activities
Net income	$165,175	$121,622	$87,204
Adjustments to reconcile net income to cash provided by operating activities
Amortization	157	54	12
Deferred income tax expense	1,021	49	51
Change in prepaid income taxes and other assets	20,556	135	(99)
Change in other liabilities	(4,613)	6	(562)
Deficit (equity) in undistributed income of subsidiaries	10,641	(53,450)	(42,620)
Net cash provided by operating activities	192,937	68,416	43,986
Cash flows provided by (used in) investing activities
Cash paid for acquisitions, net of cash acquired (1)	(148,297)	(13,649)	(4,834)
Net cash used in investing activities	(148,297)	(13,649)	(4,834)
Cash flows used in financing activities
Proceeds from line of credit, net of issuance costs	49,980	—	—
Repayment of line of credit, net of issuance costs	(49,980)	—	—
Proceeds from long-term debt, net of issuance costs	74,867	—	—
Repayments of junior subordinated debentures, net of issuance costs	(13,329)	—	—
Proceeds from issuance of subordinated debentures, net of issuance costs	49,526	—	—
Repayments of subordinated debentures, net of issuance costs	(34,767)	—	—
Restricted stock awards issued, net of awards surrendered	(1,463)	(1,371)	(1,422)
Net proceeds from exercise of stock options	281	184	214
Proceeds from shares issued under the direct stock purchase plan	4,951	2,712	1,636
Common dividends paid	(53,274)	(40,167)	(34,045)
Net cash provided by (used in) financing activities	26,792	(38,642)	(33,617)
Net increase in cash and cash equivalents	71,432	16,125	5,535
Cash and cash equivalents at the beginning of the year	64,256	48,131	42,596
Cash and cash equivalents at the end of the year	$135,688	$64,256	$48,131

(1)
The majority of the net assets acquired at the parent company represented each of the acquired companies' investments in their wholly owned subsidiaries, which were eliminated in consolidation at December 31, 2019, 2018, and 2017, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2019	2018	2019	2018	2019	2018	2019	2018
			(Dollars in thousands, except per share data)
Interest income	$91,543	$73,749	$122,144	$79,167	$119,624	$82,875	$113,703	$87,910
Interest expense	9,018	5,278	16,125	5,999	15,026	6,641	13,710	7,618
Net interest income	82,525	68,471	106,019	73,168	104,598	76,234	99,993	80,292
Provision for loan losses	1,000	500	1,000	2,000	—	1,075	4,000	1,200
Total noninterest income	21,533	19,863	28,648	21,887	31,816	23,264	33,297	23,491
Total noninterest expenses	56,311	53,451	93,032	52,688	67,533	55,439	67,445	64,391
Provision for income taxes	11,522	6,828	10,007	9,249	17,036	9,969	14,368	8,258
Net income	$35,225	$27,555	$30,628	$31,118	$51,845	$33,015	$47,477	$29,934
Basic earnings per share	$1.25	$1.00	$0.89	$1.13	$1.51	$1.20	$1.38	$1.08
Diluted earnings per share	$1.25	$1.00	$0.89	$1.13	$1.51	$1.20	$1.38	$1.07

Weighted average common shares (basic)	28,106,184	27,486,573	34,313,492	27,526,653	34,361,176	27,537,841	34,374,953	27,815,437
Common stock equivalents	54,466	67,381	41,878	54,525	39,390	63,499	46,245	58,576
Weighted average common shares (diluted)	28,160,650	27,553,954	34,355,370	27,581,178	34,400,566	27,601,340	34,421,198	27,874,013

Unusual or infrequently occurring items
Items within noninterest income
Gain on sale of loans	$—	$—	$—	$—	$951	$—	$—	$—
Total	$—	$—	$—	$—	$951	$—	$—	$—
Items within noninterest expense
Merger and acquisition expense	$1,032	$—	$24,696	$434	$705	$2,688	$—	$8,046
Adjustment for tax effect of previously incurred merger and acquisition expense	650	—	—	—	—	—	—	—
Items within provision for income taxes
Total	$1,682	$—	$24,696	$434	$705	$2,688	$—	$8,046

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24 TRANSACTIONS WITH RELATED PARTIES

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

Lending Activities

The following information represents annual activity of loans to related parties for the periods indicated:

	2019	2018
	(Dollars in thousands)
Principal balance of loans outstanding at beginning of year	$41,170	$52,458
Loan advances (1)	49,771	14,862
Loan payments/payoffs	(35,111)	(14,057)
Reduction for retired directors	—	(12,093)
Principal balance of loans outstanding at end of year	$55,830	$41,170

(1)	The 2019 amount includes $7.0 million of BHB acquired loans associated with a director during the year, which represent the outstanding loan balances at the effective date of appointment.

At December 31, 2019 and 2018, there were no loans to related parties which were past due, on nonaccrual status or that had been restructured as part of a troubled debt restructuring.

Deposits
At December 31, 2019 and 2018, the amount of deposit balances of related parties totaled $13.0 million and $10.8 million, respectively.

Lease Commitments
There were no material leases with related parties during the years ended December 31, 2019 and 2018.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.
The Company's independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting, which appears below:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Independent Bank Corp.
Opinion on Internal Control over Financial Reporting
We have audited Independent Bank Corp.’s (the "Company") internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the 2019 consolidated financial statements of the Company and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
February 27, 2020

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required herein is incorporated by reference from the Company’s proxy statement relating to its May 21, 2020 Annual Meeting of Stockholders (the "Definitive Proxy Statement") that will be filed with the Commission within 120 days following the fiscal year end December 31, 2019 under the headings of "Board of Director Information - Current Board Members," "Board of Director Information - Corporate Governance Information," "Board of Director Information - Shareholder Director Nominations and Recommendations," "Board of Director Information - Report of the Audit Committee," "Executive Officer Information - Executive Officers," and "Delinquent Section 16(a) Reports."

ITEM 11.    EXECUTIVE COMPENSATION
The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading "Executive Officer Information" and "Board of Director Information - Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2019 about the securities authorized for issuance under the Company’s equity compensation plans, consisting of the 2005 Employee Stock Plan and the 2018 Nonemployee Director Stock Plan. The Company’s shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.
Equity Compensation Plans

Equity Compensation Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plans approved by security holders	38,500	$42.49	739,861	(1)
Plans not approved by security holders	—	—	—
TOTAL	38,500	$42.49	739,861

(1)
There are 452,361 shares available for future issuance under the 2005 Employee Stock Plan and there are 287,500 shares available for future issuance under the 2018 Non-Employee Director Stock Plan. Shares under the 2005 and 2018 Plans may be issued as stock options or restricted stock awards.

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
Consolidated balance sheets as of December 31, 2019 and 2018.
Consolidated statements of income and comprehensive income for each of the years in the three-year period ended December 31, 2019.
Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2019.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2019.
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

4.90	Form of Fixed-to-Floating Rate Subordinated Notes Due 2029, incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on March 18, 2019.
4.10	Independent Bank Corp. 2014 Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Form S-3 filed on October 31, 2017 (SEC File No. 333-221227).#
4.11	Description of Securities.*
10.1
Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000), incorporated herein by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 (SEC File No. 001-09047). #

10.2
Independent Bank Corp. and Rockland Trust Company 2019 Nonqualified Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 2019, filed on February28, 2019 (SEC File No. 001-09047). #

10.3
Form of Indemnification Agreement between Independent Bank Corp. and certain Directors, incorporated herein by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2019, filed on February 28, 2019 (SEC File No. 001-09047). #

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

10.12	Employment agreement between Mark J. Ruggiero and the Company and/or Rockland Trust, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on April 1,2019. #
10.13	Independent Bank Corp. 2017 Executive Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2017 filed on May 4, 2017. #
10.14	Independent Bank Corp. Second Amended and Restated 2005 Employee Stock Plan, incorporated herein by reference to Annex A to the Definitive Proxy Statement filed on March 25, 2014. #
10.15	Specimen Forms of Stock Option Agreements for the Company's Chief Executive Officer, incorporated herein by reference to Exhibit 99.1 to Form 8-K filed on December 20, 2005 (SEC File No. 001-09047).#
10.16	Specimen Forms of Stock Option Agreements for the Company's Executive Officers, incorporated herein by reference to Exhibit 99.2 to Form 8-K filed on December 20, 2005 (SEC File No. 001-09047).#
10.17
Forms of Independent Bank Corp. Performance Based Restricted Stock Award Agreement for Chief Executive Officer, incorporated herein by reference to Exhibit 10.14 to Form 10-K filed on February 27, 2018 (SEC File No. 001-09047).#

10.18
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

10.21	Independent Bank Corp. 2018 Nonemployee Director Stock Plan, incorporated here in by reference to Exhibit 4.1 to Form S-8 filed on May 18, 2018 (SEC File No. 001-09047). #
10.22	Independent Bank Corp. 2018 Restricted Stock Agreement for Nonemployee Director, incorporated here in by reference to Exhibit 10.21 to Form 10-K filed on February 28, 2019, (SEC File No. 001-09047). #
10.23	Independent Bank Corp. 2010 Nonemployee Director Stock Plan, incorporated herein by reference to Exhibit 99.1 to Form 8-K filed on May 24, 2010. #
10.24	Independent Bank Corp. 2010 Stock Option Agreement for Nonemployee Director, incorporated herein by reference to Exhibit 99.2 to Form 8-K filed on May 24, 2010. #
10.25	Independent Bank Corp. 2010 Restricted Stock Agreement for Nonemployee Director, incorporated herein by reference to Exhibit 99.3 to Form 8-K filed on May 24, 2010. #
10.26
Master Data Processing Services Agreement dated and effective as of May 15, 2012 between Rockland Trust Company and Q2 Software, Inc., incorporated herein by reference to Exhibit 10.1 to Form 8-K/A filed on July 18, 2012. ++

10.27
Information Technology Services Agreement by and between Fidelity Information Services, LLC and Independent Bank Corp., effective as of January 1, 2015, incorporated herein by reference to Exhibit 10.1 to Form 8-K/A filed on March 6, 2015. ++

10.28	Credit Agreement, dated March 28, 2019 by and between Independent Bank Corp. and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on March 28, 2019.
10.29
Revolving Credit Note, dated March 28, 2019 by and between Independent Bank Corp. and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on March 28, 2019.

10.30	Term Note, dated March 28, 2019 by and between Independent Bank Corp. and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on March 28, 2019.

21.1	Subsidiaries of Independent Bank Corp.*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002.+
101	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

+	Furnished herewith

#	Management contract or compensatory plan or arrangement.

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

INDEPENDENT BANK CORP.

/s/ CHRISTOPHER ODDLEIFSON
Christopher Oddleifson, Chief Executive Officer and President
Date: February 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby makes, constitutes and appoints Christopher Oddleifson and Mark Ruggiero and each of them acting individually, such person's true and lawful attorneys, with full power to sign for such person and in such person’s name and capacity indicated below any and all amendments to this Form 10-K, hereby ratifying and confirming such person’s signature as it may be signed by said attorneys to any and all amendments.

/s/ CHRISTOPHER ODDLEIFSON	Director, CEO/President	Date:	February 27, 2020
Christopher Oddleifson	(Principal Executive Officer)

/s/ DONNA L. ABELLI	Director and Chairman of the Board	Date:	February 27, 2020
Donna L. Abelli

/s/ MARK RUGGIERO	CFO (Principal Financial and Accounting Officer)	Date:	February 27, 2020
Mark Ruggiero

/s/MICHAEL P. HOGAN	Director	Date:	February 27, 2020
Michael P. Hogan

/s/ KEVIN J. JONES	Director	Date:	February 27, 2020
Kevin J. Jones

/s/ MARY L. LENTZ	Director	Date:	February 27, 2020
Mary L. Lentz

/s/ EILEEN C. MISKELL	Director	Date:	February 27, 2020
Eileen C. Miskell

/s/ JOHN J. MORRISSEY	Director	Date:	February 27, 2020
John J. Morrissey

/s/ GERARD F. NADEAU	Director	Date:	February 27, 2020
Gerard F. Nadeau

/s/ DANIEL F. O’BRIEN	Director	Date:	February 27, 2020
Daniel F. O’ Brien

/s/ DAVID A. POWERS	Director	Date:	February 27, 2020
David A. Powers

/s/ SCOTT K. SMITH	Director	Date:	February 27, 2020
Scott K. Smith

/s/ FREDERICK TAW	Director	Date:	February 27, 2020
Frederick Taw

/s/ THOMAS R. VENABLES	Director	Date:	February 27, 2020
Thomas R. Venables