Form 10-Q
period 2020-03-31
INDEPENDENT BANK CORP
filed 2020-05-07
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	Yes	☐	No	☒
As of May 6, 2020, there were 32,934,656 shares of the issuer’s common stock outstanding, par value $0.01 per share.

Table 18 - Noninterest Expense - Three Months Ended	88
Table 19 - Tax Provision and Applicable Tax Rates	89
Table 20 - Interest Rate Sensitivity	91
Table 21 - Sources of Liquidity	92

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	March 31 2020	December 31 2019
Assets
Cash and due from banks	$125,638	$114,686
Interest-earning deposits with banks	345,739	36,288
Securities
Trading	2,247	2,179
Equity	19,439	21,261
Available for sale (amortized cost $419,452 and $420,703)	437,296	426,424
Held to maturity (fair value $809,355 and $753,263)	777,798	740,806
Total securities	1,236,780	1,190,670
Loans held for sale (at fair value)	43,756	33,307
Loans
Commercial and industrial	1,448,224	1,395,036
Commercial real estate	4,061,347	4,002,359
Commercial construction	527,138	547,293
Small business	177,820	174,497
Residential real estate	1,528,416	1,590,569
Home equity - first position	656,994	649,255
Home equity - subordinate positions	489,276	484,543
Other consumer	27,215	30,087
Total loans	8,916,430	8,873,639
Less: allowance for credit losses	(92,376)	(67,740)
Net loans	8,824,054	8,805,899
Federal Home Loan Bank stock	23,274	14,424
Bank premises and equipment, net	121,873	123,674
Goodwill	506,206	506,206
Other intangible assets	27,466	29,286
Cash surrender value of life insurance policies	197,772	197,372
Other assets	527,682	343,353
Total assets	$11,980,240	$11,395,165
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$2,820,312	$2,662,591
Savings and interest checking accounts	3,428,546	3,232,909
Money market	1,897,632	1,856,552
Time certificates of deposit of $100,000 and over	629,528	663,645
Other time certificates of deposits	640,180	731,670
Total deposits	9,416,198	9,147,367
Borrowings
Federal Home Loan Bank borrowings	358,591	115,748

Long-term borrowings (less unamortized debt issuance costs of $80 and $94)	74,920	74,906
Junior subordinated debentures (less unamortized debt issuance costs of $39 and $40)	62,849	62,848
Subordinated debentures (less unamortized debt issuance costs of $375 and $399)	49,625	49,601
Total borrowings	545,985	303,103
Other liabilities	338,401	236,552
Total liabilities	10,300,584	9,687,022
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value, authorized: 75,000,000 shares, issued and outstanding: 33,260,005 shares at March 31, 2020 and 34,377,388 shares at December 31, 2019 (includes 147,892 and 147,184 shares of unvested participating restricted stock awards, respectively)	331	342
Value of shares held in rabbi trust at cost: 133,857 shares at March 31, 2020 and 143,820 shares at December 31, 2019	(4,604)	(4,735)
Deferred compensation and other retirement benefit obligations	4,604	4,735
Additional paid in capital	962,513	1,035,450
Retained earnings	667,084	654,182
Accumulated other comprehensive income, net of tax	49,728	18,169
Total stockholders’ equity	1,679,656	1,708,143
Total liabilities and stockholders' equity	$11,980,240	$11,395,165
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2020	2019
Interest income
Interest and fees on loans	$99,022	$83,608
Taxable interest and dividends on securities	7,957	7,465
Nontaxable interest and dividends on securities	9	13
Interest on loans held for sale	232	31
Interest on federal funds sold and short-term investments	160	426
Total interest and dividend income	107,380	91,543
Interest expense
Interest on deposits	10,892	7,028
Interest on borrowings	2,184	1,990
Total interest expense	13,076	9,018
Net interest income	94,304	82,525
Provision for credit losses	25,000	1,000
Net interest income after provision for credit losses	69,304	81,525
Noninterest income
Deposit account fees	4,970	4,406
Interchange and ATM fees	4,896	4,516
Investment management	6,829	6,748
Mortgage banking income	861	806
Gain on life insurance benefits	357	—
Increase in cash surrender value of life insurance policies	1,276	972
Loan level derivative income	3,597	641
Other noninterest income	3,649	3,444
Total noninterest income	26,435	21,533
Noninterest expenses
Salaries and employee benefits	37,349	33,117
Occupancy and equipment expenses	9,317	7,130
Data processing and facilities management	1,658	1,326
FDIC assessment	—	616
Advertising expense	1,105	1,213
Consulting expense	1,336	764
Core deposit amortization	1,531	857
Merger and acquisition expense	—	1,032
Software maintenance	1,685	1,165
Unrealized loss on equity securities	1,799	—
Other noninterest expenses	11,060	9,091
Total noninterest expenses	66,840	56,311
Income before income taxes	28,899	46,747
Provision for income taxes	2,148	11,522
Net income	$26,751	$35,225
Basic earnings per share	$0.78	$1.25
Diluted earnings per share	$0.78	$1.25
Weighted average common shares (basic)	34,184,431	28,106,184
Common share equivalents	36,827	54,466
Weighted average common shares (diluted)	34,221,258	28,160,650
Cash dividends declared per common share	$0.46	$0.44
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2020	2019
Net income	$26,751	$35,225
Other comprehensive income, net of tax
Net change in fair value of securities available for sale	9,347	4,729
Net change in fair value of cash flow hedges	22,984	3,285
Net change in other comprehensive income for defined benefit postretirement plans	(772)	40
Total other comprehensive income	31,559	8,054
Total comprehensive income	$58,310	$43,279
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2020 and 2019
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2019	34,377,388	$342	$(4,735)	$4,735	$1,035,450	$654,182	$18,169	$1,708,143
Cumulative effect accounting adjustment (1)	—	—	—	—	—	1,553	—	1,553
Net income	—	—	—	—	—	26,751	—	26,751
Other comprehensive income	—	—	—	—	—	—	31,559	31,559
Common dividend declared ($0.46 per share)	—	—	—	—	—	(15,402)	—	(15,402)
Stock based compensation	—	—	—	—	850	—	—	850
Restricted stock awards issued, net of awards surrendered	42,531	1	—	—	(1,133)	—	—	(1,132)
Shares issued under direct stock purchase plan	7,009	—	—	—	560	—	—	560
Shares repurchased under share repurchase program	(1,166,923)	(12)	—	—	(73,214)	—	—	(73,226)
Deferred compensation and other retirement benefit obligations	—	—	131	(131)	—	—	—	—
Balance March 31, 2020	33,260,005	$331	$(4,604)	$4,604	$962,513	$667,084	$49,728	$1,679,656

Balance December 31, 2018	28,080,408	$279	$(4,718)	$4,718	$527,648	$546,736	$(1,173)	$1,073,490
Net income	—	—	—	—	—	35,225	—	35,225
Other comprehensive loss	—	—	—	—	—	—	8,054	8,054
Common dividend declared ($0.44 per share)	—	—	—	—	—	(12,379)	—	(12,379)
Proceeds from exercise of stock options, net of cash paid	6,000	—	—	—	165	—	—	165
Stock based compensation	—	—	—	—	915	—	—	915
Restricted stock awards issued, net of awards surrendered	44,407	1	—	—	(1,420)	—	—	(1,419)
Shares issued under direct stock purchase plan	6,689	—	—	—	487	—	—	487
Deferred compensation and other retirement benefit obligations	—	—	119	(119)	—	—	—	—
Balance March 31, 2019	28,137,504	$280	$(4,599)	$4,599	$527,795	$569,582	$6,881	$1,104,538

(1)
Represents adjustment needed to reflect the cumulative impact on retained earnings pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment presented includes $1.1 million ($817,000, net of tax) attributable to the change in accounting methodology for estimating the allowance for credit losses and $1.0 million ($736,000, net of tax) related to the reserve for unfunded commitments resulting from the Company's adoption of the standard. Amount shown in the table above is presented net of tax.

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2020	2019
Cash flow from operating activities
Net income	$26,751	$35,225
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	6,992	4,101
Change in unamortized net loan costs and premiums	(735)	(453)
Provision for loan losses	25,000	1,000
Deferred income tax expense	3,108	539
Net (gain) loss on equity securities	1,801	(907)
Net loss on bank premises and equipment	420	25
Realized gain on sale leaseback transaction	(145)	(145)
Stock based compensation	850	915
Increase in cash surrender value of life insurance policies	(1,276)	(972)
Gain on life insurance benefits	(357)	—
Operating lease payments	(2,926)	(2,165)
Change in fair value on loans held for sale	914	(1)
Net change in:
Trading assets	(68)	(333)
Loans held for sale	(11,363)	846
Other assets	(151,830)	1,721
Other liabilities	92,461	(5,228)
Total adjustments	(37,154)	(1,057)
Net cash provided by (used in) operating activities	(10,403)	34,168
Cash flows provided by (used in) investing activities
Purchases of equity securities	(108)	(105)
Proceeds from maturities and principal repayments of securities available for sale	31,280	11,318
Purchases of securities available for sale	(30,095)	—
Proceeds from maturities and principal repayments of securities held to maturity	48,183	19,003
Purchases of securities held to maturity	(84,824)	(30,502)
Net redemption (purchases) of Federal Home Loan Bank stock	(8,850)	8,016
Investments in low income housing projects	(5,934)	(292)
Purchases of life insurance policies	(93)	(93)
Proceeds from life insurance policies	1,326	—
Net increase in loans	(41,283)	(70,378)
Purchases of bank premises and equipment	(1,749)	(3,713)
Proceeds from the sale of bank premises and equipment	9	13
Net cash used in investing activities	(92,138)	(66,733)
Cash flows provided by (used in) financing activities
Net increase (decrease) in time deposits	(125,396)	12,464
Net increase in other deposits	394,438	24,034
Net advances (repayments) of short-term Federal Home Loan Bank borrowings	257,826	(122,046)

Repayments of long-term Federal Home Loan Bank borrowings	(15,000)	—
Proceeds from line of credit, net of issuance costs	—	49,993
Proceeds from long-term debt, net of issuance costs	—	74,914
Repayments of junior subordinated debentures, net of issuance costs	—	(3,093)
Proceeds from subordinated debentures, net of issuance costs	—	49,556
Net proceeds from exercise of stock options	—	165
Restricted stock awards issued, net of awards surrendered	(1,132)	(1,419)
Proceeds from shares issued under direct stock purchase plan	560	487
Payments for shares repurchased under share repurchase program	(73,226)	—
Common dividends paid	(15,126)	(10,671)
Net cash provided by financing activities	422,944	74,384
Net increase in cash and cash equivalents	320,403	41,819
Cash and cash equivalents at beginning of year	150,974	250,455
Cash and cash equivalents at end of period	$471,377	$292,274
Supplemental schedule of noncash activities
Net increase in capital commitments relating to low income housing project investments	$14,394	$—
Initial recognition of operating leases upon adoption of Accounting Standards Update 2016-02 (1)	$—	$32,777
Recognition of operating lease at commencement	$2,223	$2,926

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the quarter ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments - Credit Losses" Update No. 2016-13. The standard was issued in June 2016 and has been amended three times by the FASB (collectively, the "updates"). The purpose of the updates is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, these updates replace the incurred loss impairment methodology in current GAAP with a methodology, referred to as the current expected credit losses ("CECL") methodology, that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updates affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted the CECL standard effective January 1, 2020.
The Company adopted the standard using the modified retrospective method for all financial assets measured at amortized cost, net investment in leases and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under the CECL standard, while prior period results are presented under standards previously applicable under GAAP. The cumulative effect of the Company's adoption resulted in an immaterial increase to retained earnings as of the January 1, 2020 adoption date. This transition adjustment was a result of the change in allowance methodology, including the impact to the reserve on unfunded commitments resulting from the application of new guidance under CECL, as well as the day one gross-up of purchased credit deteriorated ("PCD") assets. The standard was adopted using the prospective transition approach for PCD assets that were previously classified as purchased credit impaired ("PCI") assets. As prescribed by the standard, management did not reassess whether PCI assets met the criteria of PCD assets at the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect estimated credit losses, with the remaining non-credit related discount, calculated based on the adjusted amortized cost, and will be accreted into interest income on a straight line basis over the remaining contractual term of the asset. See Note 3 Securities and Note 4 Loans, Allowance for Credit Losses and Credit Quality for further details surrounding the Company's adoption of CECL, related accounting policy updates and full disclosures required under the standard.

FASB ASC Topic 848 "Reference Rate Reform" Update No. 2020-04. Update No. 2020-04 was issued in March 2020 to provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022 and do not apply to contract modifications made after December 31, 2022. The Company has not yet adopted the amendments in this update and is currently in the process of reviewing its contracts and existing processes in order to assess the risks and potential impact of the transition away from LIBOR.
NOTE 3 - SECURITIES

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

Accrued interest receivable balances are excluded from the amortized cost of held to maturity securities and the fair value of available for sale securities and are included within Other Assets on the consolidated balance sheet. Management has elected not to measure an allowance for credit losses on these balances as the Company employs a timely write-off policy. It is the Company's policy that a security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent, and interest earned but not collected for a security placed on non-accrual is reversed against interest income.
Allowance for Credit Losses - Available for Sale Securities
The Company's available for sale securities are carried at fair value. For available for sale securities in an unrealized loss position, management will first evaluate whether there is intent to sell, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security's amortized cost basis to fair value through income. For those available for sale securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, Management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. Federal Government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, the security will be written down to fair value, as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings.
Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the uncollectibility of a security is confirmed, or when either of the aforementioned criteria surrounding intent or requirement to sell have been met.
Allowance for Credit Losses - Held to Maturity Securities
The Company measures expected credit losses on held to maturity securities on a collective basis by major security type. Management classifies the held-to maturity portfolio into the following major security types: U.S. Government Agency, U.S. Treasury, Agency Mortgage-Backed Securities, Agency Collateralized Mortgage Obligations, Small Business Administration Pooled Securities, and Single Issuer Trust Preferred Securities. Securities in the Company's held to maturity portfolio are primarily guaranteed by either the U.S. Federal Government or other government sponsored agencies with a long history of no credit losses. As a result, Management has determined these securities to have a zero loss expectation and therefore does not estimate an allowance for credit losses on these securities.
Trading Securities
The Company had trading securities of $2.2 million as of March 31, 2020 and December 31, 2019. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s nonqualified 401(k) Restoration Plan and Nonqualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $19.4 million and $21.3 million as of March 31, 2020 and December 31, 2019, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

The following table represents a summary of the gains and losses that relate to equity securities for the periods indicated:

	Three Months Ended
	March 31
	2020	2019
Net gains (losses) recognized during the period on equity securities	$(1,801)	$907
Less: net gains recognized during the period on equity securities sold during the period	6	3
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(1,807)	$904

Available for Sale Securities
The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income(loss) as of the dates indicated:

	March 31, 2020					December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$22,474	$1,818	$—	$—	$24,292	$32,473	$642	$—	$33,115
Agency mortgage-backed securities	247,675	11,110	(1)	—	258,784	243,548	3,456	(4)	247,000
Agency collateralized mortgage obligations	83,183	4,027	—	—	87,210	87,305	1,225	(19)	88,511
State, county, and municipal securities	1,126	18	—	—	1,144	1,377	19	—	1,396
Single issuer trust preferred securities issued by banks	489	—	(53)	—	436	488	5	—	493
Pooled trust preferred securities issued by banks and insurers	1,443	—	(434)	—	1,009	1,488	—	(374)	1,114
Small business administration pooled securities	63,062	1,359	—	—	64,421	54,024	771	—	54,795
Total available for sale securities	$419,452	$18,332	$(488)	$—	$437,296	$420,703	$6,118	$(397)	$426,424

As noted in the table above, the Company did not record an allowance for estimated credit losses on any available for sale securities during the three months ended March 31, 2020. Excluded from the table above is accrued interest on available for sale securities of $1.6 million as of March 31, 2020, which is included within Other Assets on the consolidated balance sheet. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities during the three months ended March 31, 2020. No securities held by the Company were delinquent on contractual payments as of March 31, 2020, nor were any securities placed on non-accrual status during the three months then ended.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three months ended March 31, 2020 and 2019, and therefore no gains or losses were realized during the periods presented.

The following table shows the gross unrealized losses and fair value of the Company’s available for sale securities which are in an unrealized loss position, and for which the Company has not recorded an allowance for credit losses as of March 31, 2020. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2020
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	1	86	(1)	—	—	86	(1)
Single issuer trust preferred securities issued by banks and insurers	1	436	(53)	—	—	436	(53)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,009	(434)	1,009	(434)
Total temporarily impaired available for sale securities	3	$522	$(54)	$1,009	$(434)	$1,531	$(488)

The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. As a result, the Company did not recognize an allowance for credit losses on these investments during the three months ended March 31, 2020. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at March 31, 2020:

•
Agency Mortgage-Backed Securities: These portfolios have contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. Government or one of its agencies.

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

Held to Maturity Securities

The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income(loss) as of the dates indicated:

	March 31, 2020					December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$—	$—	$—	$—	$—	$12,874	$123	$—	$12,997
U.S. Treasury securities	4,029	110	—	—	4,139	4,032	21	—	4,053
Agency mortgage-backed securities	463,632	18,864	(133)	—	482,363	397,414	8,445	(57)	405,802
Agency collateralized mortgage obligations	277,921	11,981	—	—	289,902	293,662	4,501	(849)	297,314
Single issuer trust preferred securities issued by banks	1,500	—	(10)	—	1,490	1,500	—	(10)	1,490
Small business administration pooled securities	30,716	745	—	—	31,461	31,324	338	(55)	31,607
Total held to maturity securities	$777,798	$31,700	$(143)	$—	$809,355	$740,806	$13,428	$(971)	$753,263

As noted in the table above, the Company did not record an allowance for estimated credit losses on any held to maturity securities during the three months ended March 31, 2020. Excluded from the table above is accrued interest on held to maturity securities of $2.0 million as of March 31, 2020, which is included within Other Assets on the consolidated balance sheet. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities during the three months ended March 31, 2020. No securities held by the Company were delinquent on contractual payments as of March 31, 2020, nor were any securities placed on non-accrual status during the three months then ended.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three months ended March 31, 2020 and 2019, and therefore no gains or losses were realized during the periods presented.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of March 31, 2020, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of March 31, 2020 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$10,002	$10,351	$12,472	$13,941	$—	$—	$22,474	$24,292
Agency mortgage-backed securities	—	—	72,092	75,268	41,885	44,607	133,698	138,909	247,675	258,784
Agency collateralized mortgage obligations	—	—	—	—	—	—	83,183	87,210	83,183	87,210
State, county, and municipal securities	250	250	687	691	189	203	—	—	1,126	1,144
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	489	436	489	436
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,443	1,009	1,443	1,009
Small business administration pooled securities	—	—	—	—	—	—	63,062	64,421	63,062	64,421
Total available for sale securities	$250	$250	$82,781	$86,310	$54,546	$58,751	$281,875	$291,985	$419,452	$437,296
Held to maturity securities
U.S. Treasury securities	$—	$—	$4,029	$4,139	$—	$—	$—	$—	$4,029	$4,139
Agency mortgage-backed securities	8,619	8,715	1,902	1,951	48,123	50,345	404,988	421,352	463,632	482,363
Agency collateralized mortgage obligations	—	—	—	—	—	—	277,921	289,902	277,921	289,902
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,490	—	—	1,500	1,490
Small business administration pooled securities	—	—	—	—	—	—	30,716	31,461	30,716	31,461
Total held to maturity securities	$8,619	$8,715	$5,931	$6,090	$49,623	$51,835	$713,625	$742,715	$777,798	$809,355
Total	$8,869	$8,965	$88,712	$92,400	$104,169	$110,586	$995,500	$1,034,700	$1,197,250	$1,246,651
Included in the table above are $4.1 million of callable securities at March 31, 2020.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $459.5 million and $375.5 million at March 31, 2020 and December 31, 2019, respectively.
At March 31, 2020 and December 31, 2019, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.

Under previous accounting guidance, the Company reviewed both available for sale and held to maturity securities for other-than-temporary-impairment ("OTTI"). However, in accordance with the newly adopted CECL standard, the Company now utilizes separate impairment models for held to maturity and available for sale securities for purposes of estimating credit losses. The following table shows the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company had not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019:

	December 31, 2019
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	12	34,009	(59)	243	(2)	34,252	(61)
Agency collateralized mortgage obligations	17	48,476	(215)	37,382	(653)	85,858	(868)
Single issuer trust preferred securities issued by banks and insurers	1	—	—	1,490	(10)	1,490	(10)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,114	(374)	1,114	(374)
Small business administration pooled securities	1	7,349	(55)	—	—	7,349	(55)
Total temporarily impaired securities	32	$89,834	$(329)	$40,229	$(1,039)	$130,063	$(1,368)

The Company did not intend to sell these investments and therefore determined, based upon available evidence, that it was more likely than not that the Company would not be required to sell each security before the recovery of its amortized cost basis. As a result, the Company did not consider these investments to be OTTI and accordingly, there was no OTTI recorded and no cumulative credit related component of OTTI for the year ended December 31, 2019.

NOTE 4 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
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
Loans
Loans that the Company has the intent and ability to hold until maturity or payoff are carried at amortized cost (net of the allowance for credit losses). Amortized cost is the principal amount outstanding, adjusted by partial charge-offs and net of deferred loan costs or fees. For originated loans, loan fees and certain direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method.  When a loan is paid off, the unamortized portion is recognized in interest income. Interest income on loans is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status.
 As a general rule, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans, or sooner if management considers such action to be prudent. However, loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. The Company may also put a junior lien mortgage on nonaccrual status as a result of delinquency with respect to the first position, which is held by the Bank or by another financial institution, while the junior lien is currently performing. Income accruals are suspended on all nonaccrual loans in a timely manner and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for credit losses. When doubt exists as to the collectability of a loan, any payments received are applied to reduce the amortized cost of the loan to the extent necessary to eliminate such doubt. For all loan portfolios, a charge-off occurs when the Company determines that a specific loan, or portion thereof, is uncollectible.  This determination is made based on management's review of specific facts and circumstances of the individual loan, including assessing the viability of the customer’s business or project as a going concern, the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform.
Allowance for Credit Losses - Loans Held for Investment
The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost. Loan losses are charged against the allowance when Management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. Subsequent recoveries, if any, are credited to the allowance.
Under the CECL methodology, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The quantitative model utilizes a factor based approach to estimate expected credit losses using Probability of Default ("PD"), Loss Given Default ("LGD") and Exposure at Default ("EAD"), which are derived from internal historical default and loss experience. The model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the Company's historical long-run average. Management has determined a reasonable and supportable period of 12 months, and a straight line reversion period of 6 months, to be appropriate for purposes of estimating expected credit losses. The qualitative risk factors impacting the expected risk of loss within the portfolio include the following:

•	Lending policies and procedures

•	Economic and business conditions

•	Nature and volume of loans

•	Changes in management

•	Changes in credit quality

•	Changes in loan review system

•	Changes to underlying collateral values

•	Concentrations of credit risk

•	Other external factors
Loans that do not share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that will be individually assessed, the Company will use either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach will be used for loans deemed to be collateral dependent or when foreclosure is probable.
Accrued interest receivable amounts are excluded from balances of loans held at amortized cost and are included within other assets on the consolidated balance sheet. Management has elected not to measure an allowance for credit losses on these amounts as the Company employs a timely write-off policy. Consistent with the Company's policy for nonaccrual loans, accrued interest receivable is typically written off when loans reach 90 days past due and are placed on nonaccrual status.
In the ordinary course of business, the Company enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for credit losses. The reserve for unfunded lending commitments is included in other liabilities on the consolidated balance sheet.

Acquired Loans

Prior to its adoption of CECL, and under legacy GAAP, the Company maintained a portfolio of acquired loans, which, at acquisition, were recorded at fair value with no carryover of the allowance for loan losses. Acquired loans were also reviewed to determine if the loan had evidence of deterioration in credit quality and also if it was probable, at acquisition, that all contractually required payments would not be collected. Loans meeting such criteria were deemed to be purchased credit impaired ("PCI") loans. Under the accounting model for PCI loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield", was accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans were not subject to classification as nonaccrual in the same manner as originated loans. Rather, acquired PCI loans were generally considered to be accruing loans because their interest income related to the accretable yield recognized and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the "nonaccretable difference", included estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans.

Under the CECL standard, the concept of PCI assets was effectively replaced with purchased credit deteriorated ("PCD") assets, the balances of which should be treated in a manner consistent with loans held for investment for purposes of estimating an allowance for credit losses. As a result, upon the Company's adoption of CECL on January 1, 2020, loan balances previously classified as PCI assets were re-classified as PCD assets and will be prospectively accounted for in accordance with the standard. See Note 2 -Recent Accounting Standards Updates for further discussion surrounding the day one impact associated with adoption of CECL as it relates to PCI assets.
Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended March 31, 2020
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance, pre adoption of Topic 326	$17,594	$32,935	$6,053	$1,746	$3,440	$5,576	$396	$67,740
Cumulative effect accounting adjustment (1)	(1,984)	(13,048)	(3,652)	495	9,828	7,012	212	(1,137)
Cumulative effect accounting adjustment (2)	49	337	—	—	423	319	29	1,157
Charge-offs	—	—	—	109	—	138	487	734
Recoveries	42	—	—	3	1	58	246	350
Provision for credit loss expense	5,948	9,274	1,346	1,694	1,155	5,083	500	25,000
Ending balance (3)	$21,649	$29,498	$3,747	$3,829	$14,847	$17,910	$896	$92,376

(1)
Represents adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment represents a $1.1 million decrease to the allowance attributable to the change in accounting methodology for estimating the allowance for credit losses resulting from the Company's adoption of the standard.

(2)
Represents adjustment needed to reflect the day one re-class of the Company's PCI loan balances to PCD and the associated gross-up, pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment represents a $1.2 million increase to the allowance resulting from the day one re-class.

(3)	Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $25.9 million as of March 31, 2020.
The balance of allowance for credit losses of $92.4 million as of March, 31, 2020, represents an increase of $24.6 million, or 36.3%, in comparison to the implementation balances at January 1, 2020. This increase in the allowance during the first quarter was primarily driven by forecasted credit deterioration due to the ongoing COVID-19 pandemic. The model applies a reasonable and supportable forecast period of one year, with a reversion period of six months. This forecast was adjusted to use a more severe outlook at March 31, 2020 as compared to the baseline forecast that was used to calculate opening balances on January 1, 2020.

In addition, social distancing restrictions have led to a decline in consumer spending and a steep rise in unemployment, especially within certain industries. While management is unable to know with certainty the direct, indirect, and future impacts of the COVID-19 pandemic, it is expected it will have a material adverse impact on many of the Company's loan customers. As such, the provision amounts were also qualitatively adjusted to factor in the anticipated impact of the COVID-19 pandemic. Management reviewed relationships which may be deemed "at risk" within industries expected to be impacted such as Education & Other Services, Hospital & Health Care, Hospitality & Food Service, Motor Vehicles & Parts Dealers, Recreation & Entertainment, Retail- Good (excluding food) and Transportation sectors. The provision was qualitatively adjusted upward to ensure coverage for these "at risk" relationships as a result of this review.
For the purpose of estimating the allowance for credit losses, management segregated the loan portfolio into the portfolio segments detailed in the above tables.  Each of these loan categories possesses unique risk characteristics that are considered when determining the appropriate level of allowance for each segment.  Some of the risk characteristics unique to each loan category include:
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

•
Commercial Construction: Loans in this category consist of short-term construction loans, revolving and nonrevolving credit lines and construction/permanent loans to finance the acquisition, development and construction or rehabilitation of real property.  Project types include residential land development, 1-4 family, condominium, and multi-family home construction, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties.  Loans may be written with nonamortizing or hybrid payment structures depending upon the type of project.  Collateral values are determined based upon third party appraisals and evaluations.  Loan to value ratios at origination are governed by established policy and regulatory guidelines.  Repayment sources vary depending upon the type of project and may consist of sale or lease of units, operating cash flows or liquidation of other assets.

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
Credit Quality
The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as adversely risk-rated, delinquent, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition.
The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For the commercial portfolio, the Company utilizes a 10-point credit risk-rating system, which assigns a risk-grade to each loan obligation based on a number of quantitative and qualitative factors associated with a commercial or small business loan transaction. Factors considered include industry and market conditions, position within the industry, earnings trends, operating cash flow, asset/liability values, debt capacity, guarantor strength, management and controls, financial reporting, collateral, and other considerations. The risk-ratings categories for the commercial portfolio are defined as follows:

•
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
For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. As a result, for this portfolio the Company utilizes a pass/default risk-rating system, based on an age analysis (i.e., days past due) associated with each consumer loan. Under this structure, consumer loans less than 90 days past due are assigned a "pass" rating, while any consumer loans greater than 90 days past due are assigned a "default" rating.

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of March 31, 2020:

	March 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving converted to Term	Total
	(Dollars in thousands)
Commercial and industrial
Pass	$119,886	$213,925	$138,376	$50,323	$36,685	$33,576	$736,304	$327	$1,329,402
Potential weakness	362	5,432	1,489	4,909	725	697	21,780	50	35,444
Definite weakness - loss unlikely	495	2,128	26,006	5,589	2,604	1,575	44,932	—	83,329
Partial loss probable	—	—	—	—	—	49	—	—	49
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$120,743	$221,485	$165,871	$60,821	$40,014	$35,897	$803,016	$377	$1,448,224

Commercial real estate
Pass	$260,217	$943,205	$586,125	$651,335	$468,824	$945,248	$48,056	$2,987	$3,905,997
Potential weakness	1,809	8,303	33,755	8,506	9,851	42,382	—	—	104,606
Definite weakness - loss unlikely	—	3,612	7,432	20,395	6,993	12,312	—	—	50,744
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$262,026	$955,120	$627,312	$680,236	$485,668	$999,942	$48,056	$2,987	$4,061,347

Commercial construction
Pass	$43,369	$221,773	$114,561	$73,493	$—	$6,867	$44,225	$325	$504,613
Potential weakness	—	554	347	19,044	—	—	347	—	20,292
Definite weakness - loss unlikely	—	—	1,887	—	—	—	346	—	2,233
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$43,369	$222,327	$116,795	$92,537	$—	$6,867	$44,918	$325	$527,138

Small business
Pass	$8,414	$31,651	$25,184	$17,848	$17,594	$26,734	$47,109	$—	$174,534
Potential weakness	—	12	18	13	753	259	597	—	1,652
Definite weakness - loss unlikely	—	47	133	51	169	598	636	—	1,634
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$8,414	$31,710	$25,335	$17,912	$18,516	$27,591	$48,342	$—	$177,820

Residential real estate
Pass	$39,122	$204,524	$260,899	$210,662	$283,255	$523,742	$—	$—	$1,522,204
Default	—	—	427	435	—	5,350	—	—	6,212
Total residential real estate	$39,122	$204,524	$261,326	$211,097	$283,255	$529,092	$—	$—	$1,528,416

Home equity
Pass	$23,397	$75,161	$70,081	$67,740	$51,106	$138,733	$715,169	$1,853	$1,143,240
Default	—	—	—	18	—	579	2,372	61	3,030
Total home equity	$23,397	$75,161	$70,081	$67,758	$51,106	$139,312	$717,541	$1,914	$1,146,270

Other consumer
Pass	$414	$705	$356	$1,049	$1,000	$10,850	$12,767	$—	$27,141
Default	—	—	—	19	—	39	16	—	74
Total other consumer	$414	$705	$356	$1,068	$1,000	$10,889	$12,783	$—	$27,215

Total	$497,485	$1,711,032	$1,267,076	$1,131,429	$879,559	$1,749,590	$1,674,656	$5,603	$8,916,430

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

	March 31 2020	December 31 2019
Residential portfolio
FICO score (re-scored)(1)	749	749
LTV (re-valued)(2)	58.1%	59.0%
Home equity portfolio
FICO score (re-scored)(1)	768	767
LTV (re-valued)(2)(3)	46.9%	46.6%

(1)
The average FICO scores at March 31, 2020 are based upon rescores available from February 2020 and origination score data for loans booked in March 2020.  The average FICO scores at December 31, 2019 were based upon rescores available from November 2019 and origination score data for loans booked in December 2019.

(2)
The combined LTV ratios for March 31, 2020 are based upon updated automated valuations as of March 2020, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2019 were based upon updated automated valuations as of November 2019, when available, and/or the most current valuation data available.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.

(3)	For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. As of January 1, 2020, the Company's reserve for unfunded commitments was $1.1 million, as adjusted for adoption of CECL. At March 31, 2020, the Company's estimated reserve for unfunded commitments amounted to $650,000.
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

The following table shows information regarding nonaccrual loans as of the dates indicated:

	Nonaccrual Balances
	March 31, 2020				December 31, 2019
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total		Total
	(Dollars in thousands)
Commercial and industrial	$1,078	$20,357	$21,435		$22,574
Commercial real estate	1,305	3,644	4,949		3,016
Commercial construction	—	—	—		—
Small business	450	—	450		311
Residential real estate	11,001	3,501	14,502		13,360
Home equity	6,463	108	6,571		6,570
Other consumer	108	—	108		61
Total nonaccrual loans	$20,405	$27,610	$48,015	(1)	$45,892	(1)
(1)Included in these amounts were $23.8 million and $24.8 million of nonaccruing TDRs at March 31, 2020 and December 31, 2019, respectively.
It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, as such the Company did not record any interest income on nonaccrual loans during the three months ended March 31, 2020.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$4,580	$3,294

The following tables show the age analysis of past due financing receivables as of the dates indicated:

	March 31, 2020
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	13	$1,930	—	$—	6	$1,078	19	$3,008	$1,445,216	$1,448,224	$—
Commercial real estate	18	6,989	2	383	7	1,499	27	8,871	4,052,476	4,061,347	—
Commercial construction	1	331	—	—	—	—	1	331	526,807	527,138	—
Small business	12	1,030	8	185	5	176	25	1,391	176,429	177,820	—
Residential real estate	19	2,614	5	994	39	6,258	63	9,866	1,518,550	1,528,416	—
Home equity	22	1,507	7	801	36	3,030	65	5,338	1,140,932	1,146,270	—
Other consumer (1)	335	386	11	67	16	99	362	552	26,663	27,215	25
Total	420	$14,787	33	$2,430	109	$12,140	562	$29,357	$8,887,073	$8,916,430	$25

	December 31, 2019
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	1	$253	2	$323	5	$760	8	$1,336	$1,393,700	$1,395,036	$—
Commercial real estate	7	1,690	1	194	8	2,038	16	3,922	3,998,437	4,002,359	218	(2)
Commercial construction	1	560	—	—	—	—	1	560	546,733	547,293	—
Small business	11	837	3	15	6	115	20	967	173,530	174,497	—
Residential real estate	17	2,237	17	3,055	38	7,020	72	12,312	1,578,257	1,590,569	1,652	(2)
Home equity	23	1,689	8	524	40	3,854	71	6,067	1,127,731	1,133,798	265	(2)
Other consumer (1)	387	245	12	44	16	32	415	321	29,766	30,087	22
Total	447	$7,511	43	$4,155	113	$13,819	603	$25,485	$8,848,154	$8,873,639	$2,157

(1)	Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.

(2)	Represents purchased credit impaired loans that were accruing interest due to expectations of future cash collections.
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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
TDRs on accrual status	$18,129	$19,599
TDRs on nonaccrual	23,842	24,766
Total TDRs	$41,971	$44,365
Amount of specific reserves included in the allowance for loan loss associated with TDRs	n/a	$855
Additional commitments to lend to a borrower who has been a party to a TDR	$163	$63

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

The following table shows the modifications which occurred during the period indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended
	March 31, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	2	$268	$268
Commercial real estate	1	604	604
Small business	1	49	25
Residential real estate	1	177	209
Total	5	$1,098	$1,106

	Three Months Ended
	March 31, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial real estate	1	150	150
Home equity	1	75	75
Total	2	$225	$225

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the period indicated:

	Three Months Ended
	March 31
	2020	2019
	(Dollars in thousands)
Adjusted interest rate	$604	$150
Court ordered concession	25	75
Extended maturity	477	—
Total	$1,106	$225

The Company considers a loan to have defaulted when it reaches 90 days past due. During the three months ended March 31, 2020 and March 31, 2019, there were no loans modified during the past twelve months that subsequently defaulted.

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES
As disclosed in Note 4 - Loans, Allowance for Credit Losses and Credit Quality, the Company adopted the CECL standard, effective January 1, 2020. As required by disclosure guidance, the Company has included relevant disclosures from the prior year and prior to the adoption of CECL within this footnote, as it relates to loans and allowance for loan losses.
The following table bifurcates the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis as of December 31, 2019:

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

(1)
The amount of net deferred costs on originated loans included in the ending balance was $7.1 million at December 31, 2019. Net unamortized discounts on acquired loans not deemed to be purchased credit impaired ("PCI") included in the ending balance was $21.6 million at December 31, 2019.

At December 31, 2019, the reserve for unfunded loan commitments was $2.1 million.
The following table summarizes changes in allowance for loan losses by loan category for the period indicated:

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

The Company's historical approach to loan portfolio segmentation by risk characteristics and monitoring of credit quality for commercial loans under previous accounting guidance was consistent with that applied under the newly adopted CECL standard. See Note 4 - Loans, Allowance for Credit Losses and Credit Quality further discussion surrounding the Company's policies for loan segmentation and credit quality monitoring.

The following tables detail the amount of outstanding principal balances relative to each of the risk-rating categories for the Company’s loan portfolio as of December 31, 2019:

		December 31, 2019
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$1,274,155	$3,860,555	$542,608	$171,213	$5,848,531
Potential weakness	7	63,485	97,268	2,247	1,416	164,416
Definite weakness-loss unlikely	8	57,396	44,536	2,438	1,868	106,238
Partial loss probable	9	—	—	—	—	—
Definite loss	10	—	—	—	—	—
Total		$1,395,036	$4,002,359	$547,293	$174,497	$6,119,185

Impaired Loans
Under previous accounting guidance, a loan was considered impaired when, based on current information and events, it was probable that the Company would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment included payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
The table below sets forth information regarding the Company’s impaired loans by loan portfolio at the date indicated:

	December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$23,786	$34,970	$—
Commercial real estate	6,213	12,101	—
Small business	469	484	—
Residential real estate	4,976	5,123	—
Home equity	3,764	3,893	—
Other consumer	34	34	—
Subtotal	39,242	56,605	—
With an allowance recorded
Commercial and industrial	$670	$670	$126
Commercial real estate	2,124	2,124	48
Small business	68	105	8
Residential real estate	6,252	7,163	637
Home equity	1,184	1,382	156
Other consumer	88	91	5
Subtotal	10,386	11,535	980
Total	$49,628	$68,140	$980

The following table sets forth information regarding interest income recognized on impaired loans, by portfolio, for the period indicated:

	Three Months Ended
	March 31, 2019
	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$30,198	$35
Commercial real estate	8,873	104
Commercial construction	311	—
Small business	323	2
Residential real estate	4,421	54
Home equity	4,952	55
Other consumer	53	1
Subtotal	49,131	251
With an allowance recorded
Commercial and industrial	$498	$3
Commercial real estate	1,682	24
Small business	181	2
Residential real estate	7,665	64
Home equity	985	12
Other consumer	138	1
Subtotal	11,149	106
Total	$60,280	$357

Purchased Credit Impaired Loans

Under previous accounting guidance, certain loans acquired by the Company which may have shown evidence of deterioration of credit quality since origination at purchase date and was therefore deemed unlikely that the Company would be able to collect all contractually required payments. As such, these loans were deemed to be PCI loans and the carrying value and prospective income recognition are predicated upon future cash flows expected to be collected. The following table displays certain information pertaining to PCI loans at the date indicated:

December 31, 2019
(Dollars in thousands)
Outstanding balance	$18,358
Carrying amount	$14,856

The following table summarizes activity in the accretable yield for the PCI loan portfolio for the period indicated:

Three Months Ended March 31
2019
(Dollars in thousands)
Beginning balance	$1,191
Accretion	(141)
Other change in expected cash flows (1)	114
Reclassification from nonaccretable difference for loans which have paid off	—
Ending balance	$1,164

(1) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the carrying value of goodwill and other intangible assets, net of accumulated amortization, at the periods indicated below:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Balances not subject to amortization
Goodwill	$506,206	$506,206
Balances subject to amortization
Core deposit intangibles	26,485	28,016
Other intangible assets	981	1,270
Total other intangible assets	27,466	29,286
Total goodwill and other intangible assets	$533,672	$535,492

The Company typically performs its goodwill impairment test during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. The Company determined that an interim impairment test was warranted due to the operational disruption and uncertainty associated with the COVID-19 pandemic which commenced during the first quarter of 2020. Accordingly, the Company performed an impairment test as of March 31, 2020 and determined that there was no impairment of its goodwill, as the fair value of the Company's single reporting unit was in excess of its carrying value. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company also considered the impact of COVID-19 as it pertains to these intangible assets, and determined that there was no indication of impairment related to other intangible assets as of March 31, 2020.

NOTE 7 -EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended
	March 31
	2020	2019
	(Dollars in thousands, except per share data)
Net income	$26,751	$35,225

Weighted Average Shares
Basic shares	34,184,431	28,106,184
Effect of dilutive securities	36,827	54,466
Diluted shares	34,221,258	28,160,650

Net income per share
Basic EPS	$0.78	$1.25
Effect of dilutive securities	—	—
Diluted EPS	$0.78	$1.25

During the three months ended March 31, 2020 and 2019 there were no options to purchase common stock and 5,431 and 6,890 shares of performance-based restricted stock, respectively, that were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

NOTE 8 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the three months ended March 31, 2020, the Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/27/2020	46,550	2005 Employee Stock Plan	$70.24	Ratably over 5 years from grant date

The fair value of the restricted stock awards is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of restricted stock awards are entitled to receive dividends and to vote from and as of the date of grant.
Performance-Based Restricted Stock Awards
On February 27, 2020, the Company granted 17,100 performance-based restricted stock awards to certain executive level employees. These performance-based restricted stock awards were issued from the 2005 Employee Stock Plan and were determined to have a grant date fair value per share of $70.24, determined by the average of the high and low price at which the Company's common stock traded on the date of grant. The number of shares to be vested is contingent upon the Company's attainment of certain performance measures outlined in the award agreement and will be measured as of the end of the three year performance period, January 1, 2020 through December 31, 2022. The awards will vest upon the earlier of the date on which it is determined if the performance goal is achieved subsequent to the performance period or March 31, 2023. These awards are accounted for as equity awards due to the nature of these awards and the fact that these shares will not be settled in cash.
The holders of these awards are not entitled to receive dividends or vote until the shares are vested.
    On March 3, 2020, the performance-based restricted stock awards that were awarded on February 16, 2017 vested at 100% of the maximum target shares awarded, or 14,400 shares.
Stock Options
The Company did not grant any awards of options to purchase shares of common stock during the three months ended March 31, 2020.

NOTE 9 - DERIVATIVE AND HEDGING ACTIVITIES
The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally to manage the Company’s interest rate risk. Additionally, the Company enters into interest rate derivatives and foreign exchange contracts to accommodate the business requirements of its customers (“customer related positions”). The Company minimizes the market and liquidity risks of customer related positions by entering into similar offsetting positions with broker-dealers. Derivative instruments are carried at fair value in the Company's financial statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it qualifies as a hedge for accounting purposes, and further, by the type of hedging relationship.
The Company does not enter into proprietary trading positions for any derivatives.
The Company is subject to over-the-counter derivative clearing requirements which require certain derivatives to be cleared through central clearing houses. Accordingly, the Company clears certain derivative transactions through the Chicago Mercantile Exchange Clearing House ("CME"). This clearing house requires the Company to post initial and variation margin to mitigate the risk of non-payment, the latter of which is received or paid daily based on the net asset or liability position of the contracts.
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

The following tables reflect the Company's derivative positions for the periods indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes:

March 31, 2020
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value (1)
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$175,000	2.20	1.28%	0.94%	$(1,790)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	450,000	3.41	0.86%	2.37%	31,701

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	3.41	0.81%	2.73% - 2.20%	25,573

Total	$1,025,000				$55,484

December 31, 2019
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value (1)
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	2.18	1.90%	1.53%	$140

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	450,000	3.66	1.76%	2.37%	12,907

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	3.66	1.76%	2.73% - 2.20%	9,896

Total	$925,000				$22,943

(1)	Beginning in 2020, the Company made an election to include accrued interest within fair value balances.
The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.6 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $16.8 million (pre-tax) to be reclassified to interest income and $587,000 (pre-tax) to be reclassified to interest expense, from OCI related to the

Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of March 31, 2020.
The Company had no fair value hedges as of March 31, 2020 or December 31, 2019.
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
The following table reflects the Company’s customer related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value (2)
	March 31, 2020
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	313	$155,318	$76,735	$126,910	$139,600	$1,178,142	$1,676,705	$143,707
Pay fixed, receive variable	305	$158,692	$76,735	$126,910	$139,600	$1,178,142	$1,680,079	$(143,726)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	47	$118,711	$—	$—	$—	$—	$118,711	$(1,439)
Buys U.S. currency, sells foreign currency	47	$118,711	$—	$—	$—	$—	$118,711	$1,499
		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value (2)
	December 31, 2019
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	299	$156,690	$125,203	$85,603	$165,599	$1,044,315	$1,577,410	$48,596
Pay fixed, receive variable	290	$156,690	$125,203	$85,603	$165,599	$1,044,315	$1,577,410	$(48,591)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	40	$91,434	$—	$—	$—	$—	$91,434	$(81)
Buys U.S. currency, sells foreign currency	40	$91,434	$—	$—	$—	$—	$91,434	$123

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

(2)	Beginning in 2020, the Company made an election to include accrued interest within fair value balances.
Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans will likely be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The fair value of loans held for sale decreased by $914,000 and increased by $1,000 for the three month periods ended March 31, 2020 and 2019, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
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
The aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income was $4.5 million and $705,000 for the three month periods ended March 31, 2020 and 2019, respectively.
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
A daily settlement occurs through the CME for changes in the fair value of centrally cleared derivatives. Not all of the derivatives are required to be cleared through the daily clearing agent. As a result, the total fair values of loan level derivative assets and liabilities recognized on the Company's financial statements are not equal and offsetting.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	March 31 2020		December 31 2019		March 31 2020		December 31 2019
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$57,274	(3)	$23,140	(3)	$1,790	(4)	$197	(4)
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	143,763	(3)	52,374	(3)	143,782	(4)	52,369	(4)
Foreign exchange contracts	2,047		1,191		1,987		1,149
Mortgage Derivatives
Interest rate lock commitments	2,332		1,680		—		—
Forward sale loan commitments	399		—		—		12
Forward sale hedge commitments	—		—		1,980		196
Total derivatives not designated as hedges	148,541		55,245		147,749		53,726
Total	205,815		78,385		149,539		53,923

Netting Adjustments (5)	—		—		13,024		—
Net Derivatives on the Balance Sheet	205,815		78,385		136,515		53,923

Financial instruments (6)	57,276		24,882		57,276		24,882
Cash collateral pledged (received)	—		—		73,771		25,493
Net Derivative Amounts	$148,539		$53,503		$5,468		$3,548

(1)	All asset derivatives are located in other assets on the balance sheet.

(2)	All liability derivatives are located in other liabilities on the balance sheet.

(3)
Approximately $574,000 and $1.1 million of accrued interest receivable is included in the fair value of the interest rate and loan level asset derivatives, respectively, as of March 31, 2020. Accrued interest receivable of approximately and $350,000 and $569,000 was excluded from the fair value of the interest rate and loan level asset derivatives, respectively, as of December 31, 2019.

(4)
Approximately $14,000 and $1.1 million of accrued interest payable is included in the fair value of the interest rate and loan level derivative liabilities, respectively, as of March 31, 2020. Accrued interest payable of approximately $4,000 and $569,000 was excluded from the fair value of the interest rate and loan level derivative liabilities, respectively, as of December 31, 2019.

(5)
Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance. All derivatives that cleared through the CME were in a net liability position as of March 31, 2020.

(6)	Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended
	March 31
	2020	2019
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$22,984	$3,285
Gain reclassified from OCI into interest income or interest expense (effective portion)	$1,586	$424
Loss reclassified from OCI into noninterest expense (loss on termination)	$—	$—
Interest expense	$—	$—
Other expense	—	—
Total	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$22	$13
Other expense	(24)	(1)
Changes in fair value of mortgage derivatives
Mortgage banking income (expense)	(721)	59
Total	$(723)	$71

The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $88.3 million and $26.0 million at March 31, 2020 and December 31, 2019, respectively. Although none of the contingency provisions have applied as of March 31, 2020 and December 31, 2019, the Company has posted collateral to offset the net liability exposure with institutional counterparties.

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. The Company's exposure relating to institutional counterparties was $57.3 million and $25.4 million at March 31, 2020 and December 31, 2019, respectively. The Company’s exposure relating to customer counterparties was approximately $143.7 million and $51.0 million at March 31, 2020 and December 31, 2019, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

NOTE 10 - INCOME TAXES

The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	Three Months Ended
	March 31
	2020	2019
	(Dollars in thousands)
Combined federal and state income tax provision	$2,148	$11,522
Effective income tax rate	7.43%	24.65%

The Company's provision for income taxes was $2.1 million and $11.5 million for the three months ended March 31, 2020 and 2019, respectively. The lower tax provision in 2020 was due to a lower effective tax rate, which included a $4.7 million discrete tax benefit recognized in the quarter. This discrete benefit was associated with revised net operating loss (NOL) carryback provisions included in the federal Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), signed into law on March 27, 2020. The effect of any change in enacted tax rates on deferred assets and liabilities is recognized in income in the period that includes the enactment date, and accordingly, the discrete benefit was fully recognized during the first quarter of 2020.

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
Mortgage Derivatives
The fair value of mortgage derivatives is determined based on current market prices for similar assets in the secondary market and, therefore, classified as Level 2 within the fair value hierarchy.

Individually Assessed Collateral Dependent Loans
In accordance with the CECL standard, expected credit losses on individually assessed loans deemed to be collateral dependent are valued based upon the lower of amortized cost or fair value of the underlying collateral less costs to sell.  The inputs used in the appraisals of the collateral are not always observable, and in such cases the loans may be classified as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2.
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
	March 31, 2020
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$2,247	$2,247	$—	$—
Equity securities	19,439	19,439	—	—
Securities available for sale
U.S. government agency securities	24,292	—	24,292	—
Agency mortgage-backed securities	258,784	—	258,784	—
Agency collateralized mortgage obligations	87,210	—	87,210	—
State, county, and municipal securities	1,144	—	1,144	—
Single issuer trust preferred securities issued by banks and insurers	436	—	436	—
Pooled trust preferred securities issued by banks and insurers	1,009	—	—	1,009
Small business administration pooled securities	64,421	—	64,421	—
Loans held for sale	43,756	—	43,756	—
Derivative instruments	205,815	—	205,815	—
Liabilities
Derivative instruments	149,539	—	149,539	—
Total recurring fair value measurements	$559,014	$21,686	$536,319	$1,009

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans	$39,444	$—	$—	$39,444
Total nonrecurring fair value measurements	$39,444	$—	$—	$39,444

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

Nonrecurring fair value measurements:
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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, as of the dates indicated:

	Three Months Ended
	March 31
	2020	2019
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,114	$1,329
Gains and (losses) (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	(60)	3
Settlements	(45)	(18)
Ending balance	$1,009	$1,314

The following table sets forth certain unobservable inputs regarding the Company’s financial instruments that are classified as Level 3 for the periods indicated:

	March 31 2020	December 31 2019		March 31 2020	December 31 2019	March 31 2020	December 31 2019
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,009	$1,114	Cumulative prepayment	0% - 57%	0% - 57%	2.4%	2.6%
			Cumulative default	4% - 100%	2% - 100%	13.5%	13.5%
			Loss given default	85% - 100%	85% - 100%	93.6%	93.6%
			Cure given default	0% - 75%	0% - 75%	60.9%	60.9%
Appraisals of collateral(1)
Individually assessed collateral dependent loans	$39,444	n/a
Collateral dependent impaired loans	n/a	$25,515

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
	March 31, 2020
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$4,029	$4,139	$—	$4,139	$—
Agency mortgage-backed securities	463,632	482,363	—	482,363	—
Agency collateralized mortgage obligations	277,921	289,902	—	289,902	—
Single issuer trust preferred securities issued by banks	1,500	1,490	—	1,490	—
Small business administration pooled securities	30,716	31,461	—	31,461	—
Loans, net of allowance for credit losses(b)	8,784,610	8,626,697	—	—	8,626,697
Federal Home Loan Bank stock(c)	23,274	23,274	—	23,274	—
Cash surrender value of life insurance policies(d)	197,772	197,772	—	197,772	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$8,146,490	$8,146,490	$—	$8,146,490	$—
Time certificates of deposits(f)	1,269,708	1,279,983	—	1,279,983	—
Federal Home Loan Bank borrowings(f)	358,591	359,249	—	359,249	—
Long-term borrowings(f)	74,920	73,572	—	73,572	—
Junior subordinated debentures(g)	62,849	61,528	—	61,528	—
Subordinated debentures(f)	49,625	51,896	—	—	51,896

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2019
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. government agency securities	$12,874	$12,997	$—	$12,997	$—
U.S. Treasury securities	4,032	4,053	$—	4,053	$—
Agency mortgage-backed securities	397,414	405,802	—	405,802	—
Agency collateralized mortgage obligations	293,662	297,314	—	297,314	—
Single issuer trust preferred securities issued by banks	1,500	1,490	—	1,490	—
Small business administration pooled securities	31,324	31,607	—	31,607	—
Loans, net of allowance for credit losses(b)	8,780,384	8,613,635	—	—	8,613,635
Federal Home Loan Bank stock(c)	14,424	14,424	—	14,424	—
Cash surrender value of life insurance policies(d)	197,372	197,372	—	197,372	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$7,752,052	$7,752,052	$—	$7,752,052	$—
Time certificates of deposits(f)	1,395,315	1,396,760	—	1,396,760	—
Federal Home Loan Bank borrowings(f)	115,748	115,881	—	115,881	—
Long-term borrowings (f)	74,906	72,219	—	72,219	—
Junior subordinated debentures(g)	62,848	65,603	—	65,603	—
Subordinated debentures(f)	49,601	52,870	—	—	52,870

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

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when (or as) the entity satisfies a performance obligation

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended
	March 31 2020	March 31 2019
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$4,970	$4,406
Interchange fees	4,104	3,735
ATM fees	639	666
Investment management - wealth management and advisory services	6,289	6,069
Investment management - retail investments and insurance revenue	540	679
Merchant processing income	393	280
Credit card income	183	—
Other noninterest income	1,212	939
Total noninterest income in-scope of ASC 606	18,330	16,774
Total noninterest income out-of-scope of ASC 606	8,105	4,759
Total noninterest income	$26,435	$21,533

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

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Receivables, included in other assets	$1,912	$2,341

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

Credit Card Income

The Company provides consumer and business credit card solutions to its customers by soliciting new accounts on behalf of a third party credit card provider in exchange for a fee. The income earned is comprised of new account incentive payments as well as a percentage of interchange income earned by the third party provider offering the consumer and business purpose revolving credit accounts. The credit card income is recognized in conjunction with the establishment of each new credit card member or as the interchange is earned by the third party in connection with net purchase transactions made by the credit card member.

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

NOTE 13 - OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended March 31, 2020
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$12,123	$(2,776)	$9,347
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	12,123	(2,776)	9,347

Change in fair value of cash flow hedges	33,567	(9,443)	24,124
Less: net cash flow hedge gains reclassified into interest income or interest expense	1,586	(446)	1,140
Net change in fair value of cash flow hedges	31,981	(8,997)	22,984

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(1,389)	391	(998)
Amortization of net actuarial losses	245	(69)	176
Amortization of net prior service costs	69	(19)	50
Net change in other comprehensive income for defined benefit postretirement plans (1)	(1,075)	303	(772)
Total other comprehensive income	$43,029	$(11,470)	$31,559

	Three Months Ended March 31, 2019
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$6,178	$(1,449)	$4,729
Less: net security gains reclassified into other noninterest income (expense)	—	—	—
Net change in fair value of securities available for sale	6,178	(1,449)	4,729

Change in fair value of cash flow hedges	4,996	(1,406)	3,590
Less: net cash flow hedge gains reclassified into interest income or interest expense	424	(119)	305
Net change in fair value of cash flow hedges	4,572	(1,287)	3,285

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(11)	3	(8)
Amortization of net actuarial gains	(2)	1	(1)
Amortization of net prior service costs	69	(20)	49
Net change in other comprehensive income for defined benefit postretirement plans (1)	56	(16)	40
Total other comprehensive income	$10,806	$(2,752)	$8,054

(1) The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in the Employee Benefit Plans footnote in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2020
Beginning balance: January 1, 2020	$4,398	$16,479	$(2,708)	$18,169
Net change in other comprehensive income (loss)	9,347	22,984	(772)	31,559
Ending balance: March 31, 2020	$13,745	$39,463	$(3,480)	$49,728
	2019
Beginning balance: January 1, 2019	$(5,947)	$6,148	$(1,374)	$(1,173)
Net change in other comprehensive income (loss)	4,729	3,285	40	8,054
Ending balance: March 31, 2019	$(1,218)	$9,433	$(1,334)	$6,881

NOTE 14 - COMMITMENTS AND CONTINGENCIES
Financial Instruments with Off-Balance Sheet Risk
In the normal course of business, the Company enters into various transactions to meet the financing needs of its customers, which, in accordance with GAAP, are not included in its consolidated balance sheets. These transactions include commitments to extend credit and standby letters of credit, and loans sold with recourse, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.
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
The following table summarizes the above financial instruments at the dates indicated:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to extend credit	$3,296,926	$3,337,930
Standby letters of credit	20,100	21,565
Deferred standby letter of credit fees	166	158
Loans sold with recourse	426,342	404,532

Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases. Several of these leases contain renewal options to extend lease terms for a period of 1 to 10 years.
There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2019. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for information regarding leases and other commitments.
Other Contingencies
At March 31, 2020, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. There was no reserve requirement at March 31, 2020 and December 31, 2019, respectively.

NOTE 15 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.
The following table presents certain information related to the Company's investments in low income housing projects as of the dates indicated:

	March 31 2020		December 31 2019
	(Dollars in thousands)
Original investment value	$110,669		$96,275
Current recorded investment	84,679		72,510
Unfunded liability obligation	43,427		34,967
Tax credits and benefits	11,194	(1)	7,342
Amortization of investments	9,211	(2)	5,645
Net income tax benefit	1,983	(3)	1,696
(1) This amount reflects anticipated tax credits and tax benefits for the full year ended December 31, 2020.
(2) The amortization amount reduces the tax credits and benefits anticipated for the full year ended December 31, 2020.
(3) This amount represents the net tax benefit expected to be realized for the full year ended December 31, 2020 in determining the Company's effective tax rate.

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to March 31, 2020 the Company participated in the government-sponsored Payroll Protection Program ("PPP"), helping to deploy stimulus funds to small businesses within the community. As of the filing date, the Company has processed loans, with an aggregate dollar value of $818.9 million. The average and median loan sizes of the PPP loans for which the Company has obtained an SBA guarantee are approximately $160,000 and $41,000, respectively. Additionally, the Company anticipates receiving $25.9 million in process fee income for the loans that have been issued under the PPP, which will be deferred through net interest income over the life of the loans.

Additionally, the Company has been offering needs based payment relief options for commercial and small business loans, residential mortgages, and home equity loans and lines of credit and monitors loan modification requests daily. These modifications will not be accounted as TDRs if the borrower was in compliance with the terms of their loans as of December 31, 2019. The following table summarizes the loan modification requests through the date of this filing which are anticipated to be approved:

Loan Modification Requests by Loan Category:
	# of Loans	% of Total Loans (#)	Balance as of March 31, 2020	% of Total Loans ($)
			(Dollars in thousands)
Commercial and industrial	308	0.69%	$163,889	1.84%
Commercial real estate	557	1.27%	967,643	10.86%
Construction	19	0.04%	37,811	0.42%
Small Business	289	0.65%	21,781	0.24%
Residential real estate	438	0.99%	185,530	2.08%
Home equity	308	0.69%	44,695	0.50%
Other consumer	22	0.05%	559	0.01%
Total	1,941	4.38%	$1,421,908	15.95%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, include, but are not limited to:

•
further weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area, including future weakening caused by the COVID-19 pandemic;

•	the length and extent of economic contraction as a result of the COVID-19 pandemic;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, pandemics or other external events;

•	adverse changes or volatility in the local real estate market;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio including those related to one or more large commercial relationships;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	additional regulatory oversight and additional costs associated with the Company's increase in assets to over $10 billion;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	higher than expected tax expense, resulting from failure to comply with general tax laws, changes in tax laws, or failure to comply with requirements of the federal New Markets Tax Credit program;

•	changes in market interest rates for interest earning assets and/or interest bearing liabilities and changes related to the phase-out of LIBOR;

•	increased competition in the Company’s market area;

•
adverse weather, changes in climate, natural disasters, the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic, other public health crises or man-made events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations;

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

•
the Company's potential judgments, claims, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory and government actions, including as a result of our participation in and execution of government programs related to the COVID-19 pandemic;

•
changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters including, but not limited to , changes to how the Company accounts for credit losses;

•	cyber security attacks or intrusions that could adversely impact our businesses; and

•	other unexpected material adverse changes in operations or earnings.

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

		Three Months Ended
	March 31 2020	December 31 2019	September 30 2019	June 30 2019	March 31 2019
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$1,236,780	$1,190,670	$1,192,229	$1,213,253	$1,083,126
Loans	8,916,430	8,873,639	8,913,501	8,950,787	6,976,872
Allowance for credit losses	(92,376)	(67,740)	(66,942)	(65,960)	(65,140)
Goodwill and other intangible assets	533,672	535,492	535,869	537,896	270,444
Total assets	11,980,240	11,395,165	11,538,639	11,603,199	8,997,457
Total deposits	9,416,198	9,147,367	9,326,091	9,307,915	7,463,602
Total borrowings	545,985	303,103	292,791	499,702	308,040
Stockholders’ equity	1,679,656	1,708,143	1,682,324	1,636,003	1,104,538
Nonperforming loans	48,040	48,049	45,702	45,294	43,331
Nonperforming assets	48,040	48,049	48,202	48,183	43,331
Income statement
Interest income	$107,380	$113,703	$119,624	$122,144	$91,543
Interest expense	13,076	13,710	15,026	16,125	9,018
Net interest income	94,304	99,993	104,598	106,019	82,525
Provision for loan losses	25,000	4,000	—	1,000	1,000
Noninterest income	26,435	33,297	31,816	28,648	21,533
Noninterest expenses	66,840	67,445	67,533	93,032	56,311
Net income	26,751	47,477	51,845	30,628	35,225
Per share data
Net income—basic	$0.78	$1.38	$1.51	$0.89	$1.25
Net income—diluted	0.78	1.38	1.51	0.89	1.25
Cash dividends declared	0.46	0.44	0.44	0.44	0.44
Book value per share	50.50	49.69	48.95	47.67	39.26
Tangible book value per share (1)	34.46	34.11	33.36	32.00	29.64
Performance ratios
Return on average assets	0.94%	1.64%	1.78%	1.06%	1.62%
Return on average common equity	6.22%	11.06%	12.33%	7.59%	13.10%
Net interest margin (on a fully tax equivalent basis)	3.74%	3.90%	4.03%	4.09%	4.14%
Equity to assets	14.02%	14.99%	14.58%	14.10%	12.28%
Dividend payout ratio	56.54%	31.85%	29.13%	40.42%	30.29%
Asset Quality Ratios

Nonperforming loans as a percent of gross loans	0.54%	0.54%	0.51%	0.51%	0.62%
Nonperforming assets as a percent of total assets	0.40%	0.42%	0.42%	0.42%	0.48%
Allowance for credit losses as a percent of total loans	1.04%	0.76%	0.75%	0.74%	0.93%
Allowance for credit losses as a percent of nonperforming loans	192.29%	140.98%	146.47%	145.63%	150.33%
Capital ratios
Tier 1 leverage capital ratio	10.74%	11.28%	10.83%	10.45%	10.64%
Common equity tier 1 capital ratio	11.95%	12.86%	12.52%	12.08%	12.09%
Tier 1 risk-based capital ratio	12.60%	13.53%	13.19%	12.75%	13.11%
Total risk-based capital ratio	14.13%	14.83%	14.88%	14.42%	15.28%

(1)
Represents a non-GAAP measure. For reconciliation to GAAP book value per share, see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures" below.

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company's financial position or operating results. The results for the first quarter of 2020 were significantly impacted by $25.0 million of loan provision expense. Assumptions regarding the impact of the novel coronavirus ("COVID-19") pandemic were the primary driver of the size of the credit loss allowance. The full macroeconomic impacts of the pandemic remain unknown and are continuing to unfold, however the social distancing restrictions that have been put in place for public safety have led to a decline in consumer spending, and historically high levels of unemployment, as workplaces have been forced to shut down or severely limit operations. The duration of these restrictions is unknown, therefore the Company is not able to provide any assurances that the Company’s earnings, asset quality, regulatory capital ratios and economic condition will not be materially adversely impacted on a short term or long term basis.

The Company has been and continues to remain committed to supporting and working with its customers as they navigate these unprecedented times. The Company has instituted a moratorium on foreclosures and has offered a variety of relief measures to its customers consistent with prudent banking principles and regulatory guidance. These relief measures may include: temporary deferrals of loan payments, waiving certain fees and permitting customers easier access to their deposits. Additionally, the Company is participating in the government-sponsored Paycheck Protection Program ("PPP") loan program designed to help deploy stimulus funds to businesses within the community. The Company’s charitable foundations have engaged and will continue to engage in outreach to local communities during this difficult time and have committed funds to be made available to key nonprofits with urgent needs, such as local food banks.

From a capital standpoint, the Company has deployed stress-testing scenarios incorporating adverse assumptions specific to the current environment. Management will continue to use the results of these scenarios to guide the ongoing management of capital. Additionally, while the aforementioned modifications and PPP loans will put a temporary strain on the Company's liquidity, management believes that there is sufficient sources of available liquidity through various existing channels primarily through the Federal Home Loan Bank and the Federal Reserve. While management is unable to know with certainty the direct, indirect, and future impacts of the COVID-19 pandemic or the extent of those impacts, management will continue to monitor the impacts of COVID-19 diligently.

Interest-Earning Assets

Management’s asset strategy typically emphasizes loan growth, primarily in the commercial and home equity portfolios. The results depicted in the following table reflect the trend of the Company's interest-earning assets over the past five quarters. For the first quarter of 2020, the increase in interest-earning assets was driven primarily by an increase in cash balances, reflecting the Company's proactive approach to increasing on-balance sheet liquidity.

Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and loan losses.

Funding and Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth with a management emphasis over core deposit growth to fund loans. However, during the first quarter of 2020, the Company increased its borrowings as part of its overall liquidity management within this uncertain environment. The following chart shows the sources of funding and the percentage of core deposits to total deposits for the trailing five quarters:

As of March 31, 2020, core deposits comprised 82.62% of total deposits, which is lower than the year ago period due to the acquisition of the time deposit base of Blue Hills Bancorp, Inc., parent of Blue Hills Bank (collectively "BHB"). The cost of deposits for the first quarter remained at 0.48%, when compared to the fourth quarter of 2019. The Company's net interest margin was 3.74% for the quarter ended March 31, 2020, a sixteen basis point decrease from the fourth quarter of 2019, which was driven primarily by reduced purchase accounting loan accretion and lower asset yields linked to Federal Reserve Rate cuts.

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

Tax Effectiveness

The Company participates in federal and state tax credit programs designed to promote economic development, affordable housing, and job creation. The Company continues to make low-income housing tax credit investments. The Company has also established security corporation subsidiaries and, through its subsidiaries, purchased tax-exempt bonds. Federal and state tax credit program participation and other tax strategies help the Company operate in a more tax effective manner and sometimes also create a competitive advantage for Rockland Trust and its community development subsidiaries. During the first quarter of 2020, the Company’s effective tax rate was 7.43%, compared to 23.23% at December 31, 2019. The tax rate for the quarter includes a $4.7 million discrete tax benefit recognized in the quarter associated with revised net operating loss (NOL) carryback provisions included in the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act").

Capital

The Company's approach with respect to revenue, expense, and tax effectiveness is designed to promote long-term earnings growth, which in turn contributes to capital growth. During the first quarter of 2020, the Company executed on its previously announced stock repurchase plan for 1.5 million shares, repurchasing 1.2 million shares of common stock, at a $73.2 million cost. The Company repurchased the remaining 300,000 shares in early April, completing the repurchase of all 1.5 million shares under the plan at an average share price of $63.39. The following chart shows the Company's book value and tangible book value per share over the past five quarters (see "Non-GAAP Measures" below for a reconciliation of non-GAAP measures):

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

The Company's growth in capital enables the payment of cash dividends. The Company declared quarterly cash dividends of $0.46 per share for the first quarter of 2020, representing an increase of 4.5% from the 2019 quarterly dividend rate of $0.44 per share.

First Quarter 2020 Results

Net income for the first quarter of 2020 was $26.8 million, or $0.78 on a diluted earnings per share basis, and decreased 24.1% and 37.6%, respectively, as compared to $35.2 million, or $1.25 on a diluted earnings per share basis, for the prior year first quarter. The first quarter of 2019 included gain on the sale of loans and merger and acquisition costs which the Company deems to be noncore. Excluding the gain on the sale of loans and merger and acquisition expenses, first quarter 2019 operating net income $36.7 million. There were no such operating items for the first quarter of 2020. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

2020 Outlook

During the Company’s first quarter 2020 earnings call, the Company's Chief Financial Officer stated that given the profound uncertainty as to the economic outlook and customer impacts, the Company can not confidently provide comprehensive forward looking guidance, however some near-term insights into a few key areas are as follows:

•	The Company estimates the near term core net interest margin to compress further, assuming the following:

•	Full impact of the March 2020 Federal Reserve interest rate cuts to be partially offset by deposit rate adjustments, consistent with previous guidance;

•	No further adjustment to the Federal Reserve target interest rate range;

•	Further compression of the one-month London Interbank Offered Rate ("LIBOR") index throughout the quarter;

•	Loan accretion income to be fairly consistent with Q1 level but below last quarter guidance of $2.0 - $2.5 million per quarter;

•	The Company's balance sheet cash position consistent with first quarter levels, and;

•
Omission of the impact from the Paycheck Protection Program ("PPP") loan program given the uncertainty over how much volume will qualify for debt forgiveness and trigger acceleration of the processing fee income versus how much will be retained on the balance sheet to be repaid over the two year term.

•	Overall expenses to remain relatively consistent with first quarter results.

•	Tax rate to normalize back to approximately 25%.

•
Loan provision levels for the first quarter addressed the harsh impact of the COVID-19 pandemic. The provision for loan losses in the coming quarters will be highly correlated with any further deterioration of economic factors in excess of those used in the March 2020 assumptions as well as any increase in perceived loss exposure inherent in the Company's portfolio.

Due to the impacts of the COVID-19 pandemic, the Company's prior outlook and expectations for 2020 included in the Company's 2019 year-end earnings release and in its 2019 Annual Report on Form 10-K for the year ended December 31, 2019 has been withdrawn and should not be relied upon.

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

The following tables summarize adjustments for noncore items for the time periods indicated below and reconcile non-GAAP measures:

	Three Months Ended March 31
	Net Income		Diluted Earnings Per Share
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$26,751	$35,225	$0.78	$1.25
Non-GAAP adjustments
Noninterest expense components
Merger and acquisition expenses	—	1,032	—	0.04
Noncore increases to income before taxes	—	1,032	—	0.04
Net tax benefit associated with noncore items (1)	—	(198)	—	(0.01)
Add - adjustment for tax effect of previously incurred merger and acquisition expenses	$—	$650	$—	$0.02
Total tax impact	$—	$452	$—	$0.01
Noncore increases to net income	$—	$1,484	$—	$0.05
Operating net income (Non-GAAP)	$26,751	$36,709	$0.78	$1.30

(1)
The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

	Three Months Ended
	March 31 2020	December 31 2019	September 30 2019	June 30 2019	March 31 2019
	(Dollars in thousands)
Net interest income (GAAP)	$94,304	$99,993	$104,598	$106,019	$82,525	(a)

Noninterest income (GAAP)	$26,435	$33,297	$31,816	$28,648	$21,533	(b)
Less:
Gain on sale of loans	—	—	951	—	—
Noninterest income on an operating basis (Non-GAAP)	$26,435	$33,297	$30,865	$28,648	$21,533	(c)

Noninterest expense (GAAP)	$66,840	$67,445	$67,533	$93,032	$56,311	(d)
Less:
Merger and acquisition expense	—	—	705	24,696	1,032
Noninterest expense on an operating basis (Non-GAAP)	$66,840	$67,445	$66,828	$68,336	$55,279	(e)

Total revenue (GAAP)	$120,739	$133,290	$136,414	$134,667	$104,058	(a+b)
Total operating revenue (Non-GAAP)*	$120,739	$133,290	$135,463	$134,667	$104,058	(a+c)

Ratios
Noninterest income as a % of revenue (GAAP based)	21.89%	24.98%	23.32%	21.27%	20.69%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)*	21.89%	24.98%	22.78%	21.27%	20.69%	(c/(a+c))
Efficiency ratio (GAAP based)	55.36%	50.60%	49.51%	69.08%	54.12%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	55.36%	50.60%	49.33%	50.74%	53.12%	(e/(a+c))

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	March 31 2020	December 31 2019	September 30 2019	June 30 2019	March 31 2019
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$1,679,656	$1,708,143	$1,682,324	$1,636,003	$1,104,538	(a)
Less: Goodwill and other intangibles	533,672	535,492	535,869	537,896	270,444
Tangible common equity (Non-GAAP)	1,145,984	1,172,651	1,146,455	1,098,107	834,094	(b)
Tangible assets
Assets (GAAP)	11,980,240	11,395,165	11,538,639	11,603,199	8,997,457	(c)
Less: Goodwill and other intangibles	533,672	535,492	535,869	537,896	270,444
Tangible assets (Non-GAAP)	$11,446,568	$10,859,673	$11,002,770	$11,065,303	$8,727,013	(d)
Common shares	33,260,005	34,377,388	34,366,781	34,321,061	28,137,504	(e)

Common equity to assets ratio (GAAP)	14.02%	14.99%	14.58%	14.10%	12.28%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	10.01%	10.80%	10.42%	9.92%	9.56%	(b/d)
Book value per share (GAAP)	$50.50	$49.69	$48.95	$47.67	$39.26	(a/e)
Tangible book value per share (Non-GAAP)	$34.46	$34.11	$33.36	$32.00	$29.64	(b/e)

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
There have been no material changes in critical accounting policies during the first three months of 2020 aside from the adoption of the CECL accounting standard effective January 1, 2020. The Company's critical accounting policy for the Allowance for Credit Losses is as follows:
Allowance for Credit Losses    The Company’s allowance for credit losses provides for probable losses based upon current expected credit losses within the loan and securities portfolios. Arriving at an appropriate amount of allowance for credit losses involves a high degree of judgment.
For loans, the company estimates credit losses on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The quantitative model utilizes a factor based approach to estimate expected credit losses using a Probability of Default ("PD"), Loss Given Default ("LGD") and Exposure at Default ("EAD"), which are derived from internal historical default and loss experience. Management’s judgment is based upon its assessment of PD, LGD, and EAD. Changes in these estimates could be due to a number of circumstances which may have a direct impact on the provision for credit losses and may result in changes to the amount of allowance. The allowance is determined based upon the application of the Company’s methodology for assessing the adequacy of the allowance for credit losses, which considers historical and expected loss factors, loan portfolio composition and other relevant indicators. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the Company's historical long-run average. This methodology involves management’s judgment regarding the application and use of such factors, including the effects of changes to the prevailing economic environment in its estimate of the required amounts of allowance. Additionally, the model estimates expected credit losses using loan level data over the contractual life of the exposure, considering the effect of prepayments, which is subject to management's judgment based on analysis to determine the appropriate level of assumed prepayments.
Loans that no longer share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that will be individually assessed, the Company will use either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach will be used for loans deemed to be collateral dependent or when foreclosure is probable. The allowance is increased by provisions for credit losses and by recoveries of loans previously charged-off and is reduced by loans charged-off. For additional discussion of the Company’s methodology of assessing the adequacy of the allowance for credit losses, see Note 4, "Loans, Allowance for Credit Losses and Credit Quality" within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.
For held-to-maturity securities, the Company measures expected credit losses on a collective basis by major security type. Management classifies the held-to maturity portfolio into the following major security types: U.S. Government Agency, U.S. Treasury, Agency Mortgage-Backed Securities, Agency Collateralized Mortgage Obligations, Small Business Administration Pooled Securities, and Single Issuer Trust Preferred Securities. Securities in the Company's held to maturity portfolio are guaranteed by either the U.S. Federal Government or other government sponsored agencies with a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore does not estimate an allowance for credit losses on these securities.
For available-for-sale securities, the Company reviews any holdings in an unrealized loss position, management will first evaluate whether there is intent to sell, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security's amortized cost basis to fair value through income. For those available for sale securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, Management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. Federal Government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, the security will be written down to fair value, as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings.
For additional discussion of the Company’s methodology of assessing the adequacy of the allowance for credit losses for its security portfolios, see Note 3, "Securities" within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.
Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $46.1 million, or 3.9%, at March 31, 2020 as compared to December 31, 2019, reflecting $113.8 million of purchases offset by paydowns, called securities, and maturities. The ratio of securities to total assets was 10.32% and 10.45% at March 31, 2020 and December 31, 2019, respectively. Further details regarding the Company's analysis of expected credit losses on securities can be found in Note 3 “Securities” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. During the three months ended March 31, 2020 and 2019, the Company originated residential loans with the intention of selling them in the secondary market or to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred minimal losses during the three month periods ended March 31, 2020 and no losses during the three month period ended March 31, 2019 related to mortgage repurchases. Additionally, the Company sold residential loans with recourse totaling $35.3 million during the period ended March 31, 2020 and sold no such loans during the period ended March 31, 2019.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended March 31
	2020	2019
	(Dollars in thousands)
Held in portfolio	$37,337	$31,200
Sold or held for sale in the secondary market	169,253	38,858
Total closed loans	$206,590	$70,058

The table below reflects additional information related to the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended March 31
	2020	2019
	(Dollars in thousands)
Sold with servicing rights released	$121,784	$39,708
Sold with servicing rights retained	35,331	—
Total loans sold	$157,115	$39,708

When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneous with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $610.4 million, $656.4 million and $234.1 million at March 31, 2020, December 31, 2019, and March 31, 2019, respectively.

The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:

Table 3 - Mortgage Servicing Asset

	Three Months Ended March 31
	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$5,116	$1,445
Additions	333	—
Amortization	(284)	(71)
Change in valuation allowance	(661)	—
Balance at end of period	$4,504	$1,374
See Note 9, “Derivative and Hedging Activities” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for more information on mortgage activity and mortgage related derivatives.

Loan Portfolio The Company’s loan portfolio increased by $42.8 million during the first three months of 2020. The overall increase was the result of strong closings in the commercial real estate and commercial and industrial portfolios, partially offset by a decline in the construction portfolio. The consumer portfolio decreased as compared to the linked quarter, as the Company continues to sell a majority of its residential production into the secondary market, while home equity lending increased slightly.
The Company's commercial loan portfolio is comprised primarily of commercial and industrial loans as well as commercial real estate loans. Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of March 31, 2020:

(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$329
Largest individual commercial and industrial loan outstanding	$24,829
Commercial and industrial nonperforming loans/commercial and industrial loans	1.48%
The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of March 31, 2020:

(Dollars in thousands)
Average loan size	$1,067
Largest individual commercial real estate mortgage outstanding	$32,000
Commercial real estate nonperforming loans/commercial real estate loans	0.11%
Owner occupied commercial real estate loans/commercial real estate loans	14.6%

The Company's consumer portfolio consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Other consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $2.7 billion at March 31, 2020, as noted below:

Asset Quality    The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this assessment, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring ("TDR").
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
Nonaccrual Loans    As a general rule, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans. However, certain loans that are more than 90 days past due may be kept on an accruing status if the loans are well secured and/or in the process of collection. The Company may also put a junior lien mortgage on nonaccrual status as a result of delinquency with respect to the first position, which is held by another financial institution, while the junior lien is currently performing. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for credit losses.

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
Purchased Credit Deteriorated Loans    Purchased Credit Deteriorated ("PCD") loans are acquired loans which have shown a more-than-insignificant deterioration in credit quality since origination. PCD loans are recorded at amortized cost with an allowance for credit losses recorded upon purchase, as appropriate. PCD loans are not subject to the same classification as nonaccrual as originated loans.
Nonperforming Assets     Nonperforming assets are typically comprised of nonperforming loans and other real estate owned. Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest.

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	March 31 2020	December 31 2019	March 31 2019
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$21,435	$22,574	$25,879
Commercial real estate	4,949	3,016	1,539
Small business	450	311	180
Residential real estate	14,502	13,360	8,517
Home equity	6,571	6,570	7,202
Other consumer	108	61	9
Total (1)	$48,015	$45,892	$43,326
Loans past due 90 days or more but still accruing
Commercial real estate (2)	—	218	—
Residential real estate (2)	—	1,652	—
Home equity (2)	—	265	—
Other consumer	25	22	5
Total	$25	$2,157	$5
Total nonperforming loans	$48,040	$48,049	$43,331
Other real estate owned	—	—	—
Total nonperforming assets	$48,040	$48,049	$43,331
Nonperforming loans as a percent of gross loans	0.54%	0.54%	0.62%
Nonperforming assets as a percent of total assets	0.40%	0.42%	0.48%

(1)	Inclusive of TDRs on nonaccrual status of $23.8 million, $24.8 million, and $28.9 million at March 31, 2020, December 31, 2019, and March 31, 2019, respectively.

(2)	Represents purchased credit impaired loans that were accruing interest due to expectation of future cash collections.
The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended
	March 31 2020	March 31 2019
	(Dollars in thousands)
Nonperforming assets beginning balance	$48,049	$45,418
New to nonperforming	6,515	1,857
Loans charged-off	(734)	(559)
Loans paid-off	(5,079)	(3,171)
Loans restored to performing status	(561)	(232)
Other	(150)	18
Nonperforming assets ending balance	$48,040	$43,331

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 6 - Troubled Debt Restructurings

	March 31 2020	December 31 2019	March 31 2019
	(Dollars in thousands)
Performing troubled debt restructurings	$18,129	$19,599	$23,053
Nonaccrual troubled debt restructurings	23,842	24,766	28,908
Total	$41,971	$44,365	$51,961
Performing troubled debt restructurings as a % of total loans	0.20%	0.22%	0.33%
Nonaccrual troubled debt restructurings as a % of total loans	0.27%	0.28%	0.41%
Total troubled debt restructurings as a % of total loans	0.47%	0.50%	0.74%

In addition, the Company has been offering needs based payment relief options for commercial and small business loans, residential mortgages, and home equity loans and lines of credit in response to the COVID-19 pandemic. These modifications will not be accounted as TDRs if the borrower was in compliance with the terms of their loans as of December 31, 2020. For further information regarding these modifications see Note 16, "Subsequent Events" within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof .
The following table summarizes changes in TDRs for the periods indicated:
Table 7 - Activity in Troubled Debt Restructurings

	Three Months Ended
	March 31 2020	March 31 2019
	(Dollars in thousands)
TDRs beginning balance	$44,365	$53,197
New to TDR status	185	225
Paydowns	(2,601)	(1,461)
Charge-offs	22	—
TDRs ending balance	$41,971	$51,961

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 8 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended
	March 31 2020	March 31 2019
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$709	$565
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$1,041	$1,271

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At March 31, 2020, there were 110 relationships, with an aggregate balance of $186.0 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.

In addition and as a result of the COVID-19 pandemic, management has also enhanced monitoring of loan portfolios in certain industries considered to be at an elevated "at risk". While management is unable to predict the full impact of all industries affected by the pandemic, there are assumptions as to which industries will be more impacted due to social distancing and other measures put in place, as well as the duration of these restrictions. Management has identified approximately $1.7 billion of loans within potentially highly impacted industries, such as Accommodations, Food Services, Retail Trade, Health Care & Social Assistance, Other Services (except Public Administration), Arts, Entertainments & Recreation, Transportation & Warehousing, as well as Educational Services. Loss exposure within these industries is mitigated by a number of factors such as collateral values, loan-to-value ratios, and other key indicators, however, some degree of credit loss is expected and has been incorporated into the first quarter allowance for loan loss recognition under the CECL model.

The table below provides total outstanding balances of commercial loans as of March 31, 2020 within industries that could potentially be more impacted by the COVID-19 pandemic:

Table 9 - Potentially Impacted COVID-19 Industries

	Balance	% of total Loans	% Secured by Real Estate	Additional commentary:
(Dollars in thousands)
Accommodation	$411,384	4.6%	98.0%
The accommodation portfolio consists of 70 properties representing a combination of flagged (60%) and non-flagged hotels, motels and inns (40%). Approximately 90% of the balances outstanding are secured by properties located within New England states with the largest concentration in Massachusetts (61%). The average borrower loan size is $4.1 million and the portfolio balance weighted average loan-to-value is 54.8%.

Food Services	155,415	1.7%	61.3%
The food services portfolio includes full-service restaurants (67%), limited service restaurants including fast food (30%) and other types of food service (caterers, bars, mobile food service, 3%). The average borrower loan size is approximately $388 thousand and approximately 61% of the loan balances outstanding are secured by real estate assets with a portfolio balance weighted average loan-to-value of 46.7%.

Retail Trade	526,711	5.9%	43.1%
The Retail Trade portfolio consists broadly of food and beverage stores (39%), motor vehicle and parts dealers (29%), gasoline stations (13%), non-store retail fuel dealers (7%), furniture and home furnishing stores (6%) and other types of retailers (7%). Collateral for these loans varies and may consist of real estate, motor vehicles inventories, other types of inventories and general business assets. Approximately 43% of the Retail Trade portfolio is secured by real estate with a portfolio balance weighted average loan-to-value of 54.0%. The average borrower loan size is $466 thousand.

Health Care and Social Assistance	206,484	2.3%	69.7%
The healthcare portfolio consists of nursing and residential care facilities (38%), ambulatory care (29%), social assistance (19%) and Hospitals (14%). Approximately 70% of this portfolio is secured by real estate with a portfolio balance weighted average loan-to-value of 46.9%. The average borrower loan size in the healthcare portfolio is $652 thousand.

Other Services (except Public Administration)	160,159	1.8%	49.1%
The other services portfolio consists of various for-profit and not-for-profit services diversified across religious, civic and social service organizations (45%), repair and maintenance businesses (29%) and personal services, including car washes, beauty salons, laundry services, funeral homes, pet care and other types of services (26%). Approximately 49% of the ‘other services’ portfolio is secured by real estate with a portfolio balance weighted average loan-to-value ratio of 46.5%. The average borrower loan size is $272 thousand.

Arts, Entertainment, and Recreation	88,202	1.0%	82.8%
The Arts Entertainment and Recreation portfolio segment includes fitness and recreational sports centers (30%), amusement and theme parks (18%), Bowling centers (12%), Golf Courses (11%), marinas (9%) and other types of recreation (20%). Real estate secures approximately 83% of balances outstanding at a portfolio balance weighted average loan-to-value of 44.0%. The average borrower loan size is $737 thousand.

Transportation and Warehousing	84,805	1.0%	56.0%
The transportation and Warehousing portfolio consists of warehousing and storage (52%), transit, ground passenger transportation and truck transportation (35%) and other transportation related activities (13%). The average borrower loan size is $611 thousand. Approximately 56% of the portfolio is secured by real estate with a portfolio balance weighted average loan-to-value of 52.2%. The average borrower loan size is $611 thousand.

Educational Services	44,922	0.5%	89.5%
The Educational Services portfolio consists of elementary and secondary schools (48%), colleges and universities (35%) and other types of for profit and not-for-profit educational and training schools (17%). Real estate collateral secures 89% of the outstanding balances in this portfolio segment with a portfolio balance weighted average loan-to-value of 31.8%. The average borrower loan size is $598 thousand.

Total	$1,678,082	18.8%	66.1%

Allowance for Credit Losses  The allowance for credit losses is maintained at a level that management considers appropriate to provide for the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost. The allowance is increased by providing for credit losses through a charge to expense and by credits for recoveries of loans previously charged-off and is reduced by loans being charged-off.
In accordance with the CECL methodology, adopted January 1, 2020, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The model estimates expected credit losses using loan level data over the contractual life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period of one year, beyond which is a reversion to the Company's historical long-run average for a period of 6 months. The Company's qualitative assessment is structured based upon nine environmental factors impacting the expected risk of loss within the loan portfolio. Loans that no do not share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that will be individually assessed, the Company uses either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable. The Company's adoption of CECL had a minimal impact to the allowance as compared to the previous incurred loss methodology.
As of March 31, 2020, the allowance for credit losses totaled $92.4 million, or 1.04% of total loans, as compared to $67.7 million, or 0.76% of total loans, at December 31, 2019. The balance of allowance for credit losses as of March, 31, 2020, represents an increase of $24.6 million, or 36.3%, in comparison to the implementation balances at January 1, 2020. This increase in the allowance during the first quarter was primarily driven by forecasted credit deterioration due to the ongoing COVID-19 pandemic, which resulted in the Company recording a $25.0 million provision for credit losses in order to reserve for current expected credit losses in the Company's loan portfolio. This forecast was adjusted to use a more severe outlook at March 31, 2020 as compared to the baseline forecast that was used to calculate opening balances on January 1, 2020. In determining the Company's allowance for credit losses as of March 31, 2020, the economic outlook included the following assumptions related to the COVID-19 pandemic:

•	Assumes the COVID-19 crisis will persist and continue to meaningfully impact the economy

•	Unemployment rate peaks at 16.9% in Q2 2020 and remains elevated throughout the remainder of the year

•	50% of industries will be on lock down throughout Q2 2020 creating additional downward pressure on spending

•	No sustained economic recovery expected until Q4 2021

•	Federal funds rates will remain at or near 0% for the foreseeable future.
In addition, the provision was qualitatively adjusted upward to ensure coverage for these "at risk" relationships as a result of this review of loans that are withing industries that are potentially impacted by the COVID-19 pandemic.
Refer to Note 4, "Loans, Allowance for Credit Losses and Credit Quality" within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof, for further details surrounding the Company's adoption of CECL, related accounting policy updates and full disclosures under the new standard.

The following table summarizes changes in the allowance for credit losses and other selected statistics for the periods presented:

Table 10 - Summary of Changes in the Allowance for Credit Losses

	Three Months Ended
	March 31 2020	December 31 2019	September 30 2019	June 30 2019	March 31 2019
	(Dollars in thousands)
Average total loans	$8,871,346	$8,877,072	$8,897,794	$9,046,591	$6,935,927
Allowance for credit losses, beginning of period	$67,740	$66,942	$65,960	$65,140	$64,293
Cumulative effect accounting adjustment (1)	(1,137)	—	—	—	—
Cumulative effect accounting adjustment (2)	1,157	—	—	—	—
Charged-off loans
Commercial and industrial	—	244	—	—	—
Commercial real estate	—	2,532	82	—	—
Small business	109	190	125	49	145
Home equity	138	28	28	71	113
Other consumer	487	473	472	352	301
Total charged-off loans	734	3,467	707	472	559
Recoveries on loans previously charged-off
Commercial and industrial	42	4	1,003	—	124
Commercial real estate	—	—	106	13	33
Small business	3	14	61	20	27
Residential real estate	1	1	140	—	1
Home equity	58	40	194	18	66
Other consumer	246	206	185	241	155
Total recoveries	350	265	1,689	292	406
Net loans charged-off (recovered)
Commercial and industrial	(42)	240	(1,003)	—	(124)
Commercial real estate	—	2,532	(24)	(13)	(33)
Small business	106	176	64	29	118
Residential real estate	(1)	(1)	(140)	—	(1)
Home equity	80	(12)	(166)	53	47
Other consumer	241	267	287	111	146
Total net loans (recovered) charged-off	384	3,202	(982)	180	153
Provision for credit losses	25,000	4,000	—	1,000	1,000
Total allowance for credit losses, end of period	$92,376	$67,740	$66,942	$65,960	$65,140
Net loans (recovered)/charged-off as a percent of average total loans (annualized)	0.02%	0.14%	(0.04)%	0.01%	0.01%
Allowance for credit losses as a percent of total loans	1.04%	0.76%	0.75%	0.74%	0.93%
Allowance for credit losses as a percent of nonperforming loans	192.29%	140.98%	146.47%	145.63%	150.33%

(1)
Represents adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment represents a $1.1 million decrease to the allowance attributable to the the change in accounting methodology for estimating the allowance for credit losses resulting from the Company's adoption of the standard.

(2)
Represents adjustment needed to reflect the day one re-class of the Company's PCI loan balances to PCD and the associated gross-up, pursuant to the adoption of Accounting Standards Update 2016-13. The adjustment represents a $1.2 million increase to the allowance resulting from the day one re-class.

For purposes of the allowance for credit losses, management segregates the loan portfolio into the portfolio segments detailed in the table below. The allocation of the allowance for credit losses is made to each loan category using the analytical techniques and estimation methods described herein. While these amounts represent management’s best estimate of credit losses at the evaluation dates, they are not necessarily indicative of either the categories in which actual losses may occur or the extent of such actual losses that may be recognized within each category. Each of these loan categories possesses unique risk characteristics that are considered when determining the appropriate level of allowance for each segment. The Company began estimating its allowance for credit losses in accordance with the CECL methodology as of January 1, 2020, while prior period amounts were estimated using the incurred loss methodology prescribed by previously applicable accounting guidance. The total allowance is available to absorb losses from any segment of the loan portfolio.

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 11 - Summary of Allocation of Allowance for Credit Losses

	March 31 2020		January 1 2020		December 31 2019
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$21,649	16.2%	$15,659	15.7%	$17,594	15.7%
Commercial real estate	29,498	45.6%	20,224	45.1%	32,935	45.1%
Commercial construction	3,747	5.9%	2,401	6.2%	6,053	6.2%
Small business	3,829	2.0%	2,241	2.0%	1,746	2.0%
Residential real estate	14,847	17.1%	13,691	17.9%	3,440	17.9%
Home equity	17,910	12.9%	12,907	12.8%	5,576	12.8%
Other consumer	896	0.3%	637	0.3%	396	0.3%
Total allowance for credit losses	$92,376	100.0%	$67,760	100.0%	$67,740	100.0%
As a result of the initial adoption of CECL on January 1, 2020, the total allowance amount did not change materially, although allocation of these amounts by category did change. These changes are due to the new model that incorporates estimates of loss for the life of the loan, and therefore requiring higher reserves for loans with longer anticipated lives. The increase from adoption to March 31, 2020 is largely driven by the downturn of the economy in response to the impact of the COVID-19 pandemic and the resulting changes to the model inputs, as well as additional qualitative adjustments required for relationships in industries that are highly impacted by social distancing business closures and other mandated government requirements in response to the COVID-19 pandemic.
To determine if a loan should be charged-off, all possible sources of repayment are analyzed. Possible sources of repayment include the potential for future cash flows, the value of the Bank’s collateral, and the strength of co-makers or guarantors. When available information confirms that specific loans or portions thereof are uncollectible, these amounts are promptly charged-off against the allowance for credit losses and any recoveries of such previously charged-off amounts are credited to the allowance.
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
For additional information regarding the Company’s allowance for credit losses, see Note 4 Loans, Allowance for Credit Losses and Credit Quality and Note 5, “Loans and Allowance for Loan Losses” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.
Federal Home Loan Bank Stock The Bank held an investment in FHLB stock of $23.3 million and $14.4 million at March 31, 2020 and December 31, 2019, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.
Goodwill and Other Intangible Assets Goodwill and other intangible assets were $533.7 million and $535.5 million as of March 31, 2020 and December 31, 2019, respectively. The decrease was due to amortization of definite-lived intangibles.
The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. The Company determined that an interim impairment test was warranted due to the operational disruption and uncertainty associated with the COVID-19 pandemic which commenced during the first quarter of 2020. Accordingly, the Company performed an impairment test as of March 31, 2020 and determined that there was no impairment of its goodwill. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company also considered the impact of COVID-19 as it pertains to these intangible assets, and determined that there was no indication of impairment related to other intangible assets as of March 31, 2020.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $197.8 million and $197.4 million at March 31, 2020 and December 31, 2019, respectively. The Company recorded tax exempt income from life insurance policies of $1.3 million and $972,000 for the three months ended March 31, 2020 and 2019, respectively. Also during the first quarter of 2020 the Company recorded gains on life insurance benefits of $357,000.
Deposits As of March 31, 2020, total deposits were $9.4 billion, representing a $268.8 million, or 2.9%, increase from December 31, 2019, driven primarily by increases from existing customers across all core deposit categories. The total cost of deposits was 0.48% and 0.39% for the three months ended March 31, 2020 and 2019, respectively. Core deposits represented 82.62% of total deposits as of March 31, 2020.
The Company also participates in the Promontory Interfinancial Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market, and amounted to $219.0 million and $211.2 million at March 31, 2020 and December 31, 2019, respectively. In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the Promontory Interfinancial Network, which amounted to $197.4 million and $281.6 million at March 31, 2020 and December 31, 2019, respectively.
Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings increased by $242.9 million, or 80.1%, at March 31, 2020, as compared to December 31, 2019, as the Company entered into an additional $300.0 million FHLB borrowing during the first quarter of 2020. The following table presents the components of borrowings as of the periods indicated:
Table 12 - Borrowings

	March 31 2020	December 31 2019

Federal Home Loan Bank borrowings	$358,591	$115,748
Long-term borrowings	74,920	74,906
Junior subordinated debentures	62,849	62,848
Subordinated debentures	49,625	49,601
Total borrowings	$545,985	$303,103
Additionally, the Bank had $3.5 billion and $4.0 billion of assets pledged as collateral against borrowings at March 31, 2020 and December 31, 2019, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On March 19, 2020, the Company’s Board of Directors declared a cash dividend of $0.46 per share to stockholders of record as of the close of business on March 30, 2020. This dividend was paid on April 9, 2020.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At March 31, 2020 and December 31, 2019, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements for each period indicated:

Table 13 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	March 31, 2020
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$1,318,370	14.13%	$745,793	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	1,114,799	11.95%	419,509	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	1,175,799	12.60%	559,345	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	1,175,799	10.74%	458,249	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$1,303,125	13.96%	$746,962	≥	8.0%	$933,702	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	1,210,099	12.96%	420,166	≥	4.5%	606,906	≥	6.5%
Tier 1 capital (to risk weighted assets)	1,210,099	12.96%	560,221	≥	6.0%	746,962	≥	8.0%
Tier 1 capital (to average assets)	1,210,099	11.06%	458,246	≥	4.0%	572,808	≥	5.0%
	December 31, 2019
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$1,352,341	14.83%	$729,291	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	1,171,963	12.86%	410,226	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	1,232,963	13.53%	546,969	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	1,232,963	11.28%	437,271	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$1,275,611	14.00%	$728,868	≥	8.0%	$911,085	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	1,205,740	13.23%	409,988	≥	4.5%	592,205	≥	6.5%
Tier 1 capital (to risk weighted assets)	1,205,740	13.23%	546,651	≥	6.0%	728,868	≥	8.0%
Tier 1 capital (to average assets)	1,205,740	11.06%	435,886	≥	4.0%	544,857	≥	5.0%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At March 31, 2020, the Company's capital levels exceeded the buffer.
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company totaled $28.4 million and $30.0 million for the three months ended March 31, 2020 and 2019, respectively .
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At both March 31, 2020 and December 31, 2019 there was $61.0 million, respectively, in trust preferred securities which have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Common Stock Repurchase Program On October 17, 2019, the Company put into place a share repurchase program with the ability to repurchase up to 1.5 million shares of the Company's common stock. The program allowed for repurchases to be made from time to time on the open market and in privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. During the first quarter of 2020, the Company repurchased 1.2 million shares of common stock, at a cost of $73.2 million. Subsequently, in early April the Company repurchased the remaining shares available under the plan, thereby completing the repurchase of all 1.5 million shared authorized by the program at an average share price of $63.39.
Investment Management As of March 31, 2020, the Rockland Trust Investment Management Group had assets under administration of $4.0 billion, representing 6,171 trust, fiduciary, and agency accounts. At December 31, 2019, assets under administration were $4.6 billion, representing approximately 6,108 trust, fiduciary, and agency accounts. The decline in value reflects the overall market decline driven primarily by investor response to the COVID-19 pandemic, including a sharp decline in the U.S. stock market. Also, included in these amounts as of March 31, 2020 and December 31, 2019 are assets under administration of $278.4 million and $342.2 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group was $6.3 million and $6.1 million for the three months ended March 31, 2020 and 2019, respectively.
Retail investments and insurance revenue was $540,000 and $679,000 for the three months ended March 31, 2020 and 2019, respectively.
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

RESULTS OF OPERATIONS
The following table provides a summary of results of operations for the three months ended March 31, 2020 and 2019:
Table 14 - Summary of Results of Operations

	Three Months Ended March 31
	2020	2019
	(Dollars in thousands, except per share data)
Net income	$26,751	$35,225
Diluted earnings per share	$0.78	$1.25
Return on average assets	0.94%	1.62%
Return on average equity	6.22%	13.10%
Net interest margin	3.74%	4.14%

The Company's results of operations were impacted primarily by the additional provision for loan losses recognized during the first quarter of 2020. The provision amount of $25.0 million was driven by anticipated credit losses related to the COVID-19 pandemic.
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the first quarter of 2020 was $94.6 million, representing an increase of $11.8 million, or 14.3%, when compared to the first quarter of 2019. The increase in net interest income from the year ago period is primarily due to increased interest earning assets, including those obtained in the BHB acquisition. Despite the increase in interest-earning assets, the yields on assets have decreased significantly due to the Federal Reserve rate cuts that have occurred in the second half of 2019 and the first quarter 2020.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three months ending March 31, 2020 and 2019, respectively. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 15 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended March 31
	2020			2019
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$72,552	$160	0.89%	$68,994	$426	2.50%
Securities
Securities - trading	2,263	—	—%	1,616	—	—%
Securities - taxable investments	1,189,965	7,957	2.69%	1,084,747	7,465	2.79%
Securities - nontaxable investments (1)	1,237	12	3.90%	1,738	17	3.97%
Total securities	$1,193,465	$7,969	2.69%	$1,088,101	$7,482	2.79%
Loans held for sale	28,045	232	3.33%	3,445	31	3.65%
Loans (2)
Commercial and industrial (1)	1,403,199	16,940	4.86%	1,113,819	14,440	5.26%
Commercial real estate (1)	4,012,125	45,851	4.60%	3,240,346	39,230	4.91%
Commercial construction	555,741	6,901	4.99%	386,736	5,617	5.89%
Small business	174,668	2,562	5.90%	165,374	2,484	6.09%
Total commercial	6,145,733	72,254	4.73%	4,906,275	61,771	5.11%
Residential real estate	1,560,839	14,619	3.77%	926,945	9,547	4.18%
Home equity	1,136,931	11,827	4.18%	1,086,620	12,175	4.54%
Total consumer real estate	2,697,770	26,446	3.94%	2,013,565	21,722	4.38%
Other consumer	27,843	572	8.26%	16,087	313	7.89%
Total loans	$8,871,346	$99,272	4.50%	$6,935,927	$83,806	4.90%
Total interest-earning assets	$10,165,408	$107,633	4.26%	$8,096,467	$91,745	4.60%
Cash and due from banks	122,707			105,194
Federal Home Loan Bank stock	14,699			11,697
Other assets	1,166,775			617,259
Total assets	$11,469,589			$8,830,617
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$3,270,719	$1,934	0.24%	$2,891,613	$1,954	0.27%
Money market	1,872,003	3,173	0.68%	1,464,151	2,719	0.75%
Time deposits	1,346,890	5,785	1.73%	717,081	2,355	1.33%
Total interest-bearing deposits	$6,489,612	$10,892	0.68%	$5,072,845	$7,028	0.56%
Borrowings
Federal Home Loan Bank borrowings	$131,225	$528	1.62%	$112,898	$710	2.55%
Line of credit	—	—	—%	2,221	21	3.83%
Long-term borrowings	74,912	561	3.01%	3,331	32	3.90%
Junior subordinated debentures	62,849	478	3.06%	73,287	684	3.79%
Subordinated debentures	49,612	617	5.00%	44,678	543	4.93%

Total borrowings	$318,598	$2,184	2.76%	$236,415	$1,990	3.41%
Total interest-bearing liabilities	$6,808,210	$13,076	0.77%	$5,309,260	$9,018	0.69%
Noninterest bearing demand deposits	2,680,718			2,317,209
Other liabilities	251,469			113,688
Total liabilities	$9,740,397			$7,740,157
Stockholders' equity	1,729,192			1,090,460
Total liabilities and stockholders' equity	$11,469,589			$8,830,617
Net interest income (1)		$94,557			$82,727
Interest rate spread (3)			3.49%			3.91%
Net interest margin (4)			3.74%			4.14%
Supplemental information
Total deposits, including demand deposits	$9,170,330	$10,892		$7,390,054	$7,028
Cost of total deposits			0.48%			0.39%
Total funding liabilities, including demand deposits	$9,488,928	$13,076		$7,626,469	$9,018
Cost of total funding liabilities			0.55%			0.48%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $253,000 and $202,000 for the three months ended March 31, 2020 and 2019, respectively. The FTE adjustment relates to tax exempt income relating to securities with average balances of $1.2 million and $1.7 million and tax exempt income relating to loans with average balances of $85.5 million and $65.0 million, for the three months ended March 31, 2020 and 2019, respectively.

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

Table 16 - Volume Rate Analysis

	Three Months Ended March 31
	2020 Compared To 2019
	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$(288)	$22	$(266)
Securities
Securities - taxable investments	(232)	724	492
Securities - nontaxable investments (1)	—	(5)	(5)
Total securities			487
Loans held for sale	(20)	221	201
Loans
Commercial and industrial (1)	(1,252)	3,752	2,500
Commercial real estate (1)	(2,723)	9,344	6,621
Commercial construction	(1,171)	2,455	1,284
Small business	(62)	140	78
Total commercial			10,483
Residential real estate	(1,457)	6,529	5,072
Home equity	(912)	564	(348)
Total consumer real estate			4,724
Other consumer	30	229	259
Total loans (1)(2)			15,466
Total income of interest-earning assets			$15,888
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(276)	$256	$(20)
Money market	(303)	757	454
Time certificates of deposits	1,362	2,068	3,430
Total interest bearing deposits			3,864
Borrowings
Federal Home Loan Bank borrowings	(297)	115	(182)
Customer repurchase agreements and other short-term borrowings	—	—	—
Line of Credit	—	(21)	(21)
Long-term borrowings	(159)	688	529
Junior subordinated debentures	(109)	(97)	(206)
Subordinated debentures	14	60	74
Total borrowings			194
Total expense of interest-bearing liabilities			4,058
Change in net interest income			$11,830

(1)	The table above reflects income determined on a FTE basis. See footnote (1) to tables 15 for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an appropriate level of allowance for credit losses. Provision was $25.0 million provision for credit losses during the three months ended March 31, 2020 as compared to $1.0 million for the comparable year-ago periods. The elevated provision for credit losses during the first quarter of 2020 was calculated under the newly adopted CECL methodology, which became effective January 1, 2020, and was driven primarily by anticipated loan losses related to the COVID-19 pandemic. The Company’s allowance for credit losses, as a percentage of total loans, was 1.04% at March 31, 2020, 0.76% at December 31, 2019, and 0.93% at March 31, 2019. The Company recorded net charge-offs of $384,000 for the three months ended March 31, 2020, as compared to net charge-offs of $153,000 for the three months ended March 31, 2019. Please refer to Note 4 Loans, Allowance for Credit Losses and Credit Quality within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof, for further details surrounding the Company's accounting policies under the CECL standard and primary drivers of the provision for credit losses during the period.

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 17 - Noninterest Income

	Three Months Ended
	March 31		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,970	$4,406	$564	12.80%
Interchange and ATM fees	4,896	4,516	380	8.41%
Investment management	6,829	6,748	81	1.20%
Mortgage banking income	861	806	55	6.82%
Gain on life insurance benefits	357	—	357	100.00%
Increase in cash surrender value of life insurance policies	1,276	972	304	31.28%
Loan level derivative income	3,597	641	2,956	461.15%
Other noninterest income	3,649	3,444	205	5.95%
Total	$26,435	$21,533	$4,902	22.77%

The primary reasons for the variances in the noninterest income categories shown in the preceding table include:

•	Deposit account fees increased due to overall increased household accounts, including the impact of the BHB acquisition.

•	Interchange and ATM fees have increased, driven mainly by increased account activity and a larger customer base from the BHB acquisition.

•
Investment management income was consistent with the year ago period. Assets under administration were approximately $4.0 billion as of March 31, 2020 and 2019, respectively, with the current quarter asset values negatively impacted by general stock market declines associated with COVID-19 concerns.

•
Mortgage banking income increased modestly despite significantly stronger closing volumes in the first quarter of 2020 as compared to the year ago period. Sharp reductions in rates during the first quarter of 2020 caused severe secondary market disruption and uncertainty over pipeline closing assumptions throughout the mortgage market, leading to significant declines in value over various hedging positions. In addition to the reduced hedge values, the Company also recorded a $661,000 loss related to the valuation of mortgage servicing assets.

•	The Company received proceeds on life insurance policies during the first quarter of 2020 resulting in gains of $357,000. There were no such gains during the first quarter of 2019.

•	The increase in cash surrender value of life insurance policies increased primarily due to policies obtained from the BHB acquisition.

•	Loan level derivative income increased as a result of higher customer demand.

•
Other noninterest income increased due to higher credit card fee income, income on called securities, merchant processing income and checkbook fees; partially offset by decreases in unrealized gains on equity securities and reduced business credit card interchange fees.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 18 - Noninterest Expense

	Three Months Ended
	March 31		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$37,349	$33,117	$4,232	12.78%
Occupancy and equipment expenses	9,317	7,130	2,187	30.67%
Data processing & facilities management	1,658	1,326	332	25.04%
FDIC assessment	—	616	(616)	(100.00)%
Advertising expense	1,105	1,213	(108)	(8.90)%
Consulting expense	1,336	764	572	74.87%
Core deposit amortization	1,531	857	674	78.65%
Merger and acquisition expenses	—	1,032	(1,032)	(100.00)%
Software maintenance	1,685	1,165	520	44.64%
Unrealized loss on equity securities	1,799	—	1,799	100.00%
Other noninterest expenses	11,060	9,091	1,969	21.66%
Total	$66,840	$56,311	$10,529	18.70%

The primary reasons for the variances in the noninterest expense categories shown in the preceding table include:

•
The increase in salaries and employee benefits reflects overall increases in the employee base, including the BHB acquisition, along with increases in expenses associated with medical insurance and retirement benefit costs offset somewhat by a decrease in incentive compensation.

•	Occupancy and equipment expenses increased mainly due to the acquired BHB branch network offset by a decrease in snow removal costs.

•	Data processing increases reflect overall increased levels of transactional activity in conjunction with the Company's growth.

•
The Company incurred no FDIC assessment expense during the first quarter of 2020, reflecting small bank assessment credits allocated in conjunction with the Deposit Insurance Fund's attainment of a 1.38 percent reserve ratio.

•	Consulting expense increased in conjunction with the Company's overall growth and implementation of strategic initiatives.

•	The core deposit amortization increased due to additional core deposit intangibles associated with the BHB acquisition.

•
The merger and acquisition expenses in 2019 is primarily attributable to the BHB acquisition, with a small remainder associated with the MNB Bancorp acquisition. The majority of these costs include legal, professional fees, and integration costs. There mere no merger and acquisition costs during the first quarter of 2020.

•	Software maintenance increased during 2020 due to the Company's continued investment in its technology infrastructure.

•	Unrealized loss on equity securities increased primarily due to the overall decline in general market conditions, driven primarily by COVID-19 pandemic uncertainty.

•
The increase in other noninterest expenses is primarily due to increases in losses on fixed asset disposals, recruitment expense, amortization of other intangibles, and appraisal fees, partially offset by decreases in the provision for unfunded commitments.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 19 - Tax Provision and Applicable Tax Rates

	Three Months Ended
	March 31
	2020	2019
	(Dollars in thousands)
Combined federal and state income tax provision	$2,148	$11,522
Effective income tax rate	7.43%	24.65%
Blended statutory tax rate	27.88%	28.23%

The Company’s effective tax rate in 2020 is lower as compared to the year ago period due to the impact of discrete items, which are subject to fluctuation year over year.  The current quarter discrete tax amounts include a significant benefit of $4.7 million associated with the net operating loss (NOL) carryback provision of the CARES Act.  The NOL was generated in relation to the BHB acquisition.  Additionally, the Company fully realized tax credit benefits from the New Market Tax Credit program as of December 31, 2019 and therefore, the current year effective tax rate reflects no benefit from these particular credits.  The effective tax rates in the table above are lower than the blended statutory tax rates due to the aforementioned discrete items as well as certain tax preference assets such as life insurance policies, tax exempt bonds, and federal tax credits. The Company’s blended statutory tax rate for the current quarter is comparable to the year ago period.

The Company invests in various low income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2037, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $110.7 million, of which $67.2 million has been funded as of March 31, 2020. It is expected that the limited partnership investments will generate a net tax benefit of approximately $2.0 million for the full calendar year of 2020 and a total of $13.2 million over the remaining life of the investments from the combination of the tax credits and operating losses.
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
Credit Risk   Credit risk is the possibility that customers or other counterparties may not repay loans or other contractual obligations according to their terms. While the collateral securing loans may be sufficient in some cases to recover the amount due, in other cases the Company may experience significant credit losses which could have an adverse effect on its operating results. The Company makes assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 4, “Loans, Allowance for Credit Losses and Credit Quality” within Condensed Notes to Consolidated Financial Statements included in Item 1.
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

The results of all scenarios and the impact to net interest income are outlined in the table below:
Table 20 - Interest Rate Sensitivity

	March 31
	2020		2019
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(1.1)%	(3.5)%	(4.5)%	(7.4)%
+100	3.7%	4.6%	3.5%	6.4%
+200	8.1%	11.2%	6.4%	11.4%
+300	12.7%	17.6%	9.3%	16.4%
+400	17.0%	23.8%	12.2%	21.3%

Gradual rate shifts (basis points)
-100 over 12 months	(0.1)%	(3.0)%	(2.0)%	(6.1)%
+200 over 12 months	3.5%	9.2%	3.0%	9.8%
+400 over 24 months	3.5%	13.5%	3.0%	12.7%

Alternative scenarios
Yield Curve Twist	1.1%	5.6%	0.9%	6.8%

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

The most significant factors affecting market risk exposure of the Company’s net interest income during the three months ended March 31, 2020 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate and LIBOR rates, and the interest rates being offered on long-term fixed rate loans. Additionally, the full economic impact of the COVID-19 pandemic on these factors remains uncertain.

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

The Company’s earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines. See Note 3, “Securities” within Condensed Notes to Consolidated Financial Statements included in Item 1.

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
Management maintains an Asset Liability Committee to manage liquidity risk. The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB, less short-term liabilities relative to total assets, was within policy limits at March 31, 2020. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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
The Company can raise additional funds through the issuance of equity or unsecured debt privately or publicly and has done so in the past. Additionally, the Company is able to enter into repurchase agreements or acquire brokered deposits at its discretion. The availability and cost of equity or debt on an unsecured basis is dependent on many factors. Some factors that will impact this source of liquidity are the Company’s financial position, the market environment, and the Company’s credit rating. The Company monitors the factors that could impact its ability to raise liquidity through these channels.
The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 21 - Sources of Liquidity

	March 31, 2020		December 31, 2019
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$358,591	$1,179,248	$115,748	$1,557,559
Federal Reserve Bank of Boston (2)	—	692,179	—	954,748
Unpledged Securities	—	754,494	—	790,304
Line of Credit	—	50,000	—	50,000
Long-term borrowing (3)	74,920	—	74,906	—
Junior subordinated debentures (3)	62,849	—	62,848	—
Subordinated debt (3)	49,625	—	49,601	—
Reciprocal deposits (3)	218,971	—	211,213	—
Brokered deposits (3)	197,436	—	281,773	—
	$962,392	$2,675,921	$796,089	$3,352,611

(1)
Loans with a carrying value of $2.3 billion and $2.5 billion at March 31, 2020 and December 31, 2019, respectively, have been pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.

(2)
Loans with a carrying value of $1.2 billion and $1.5 billion at March 31, 2020 and December 31, 2019, respectively, have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

(3)	The additional borrowing capacity has not been assessed for these categories.
In addition to policies used for managing operational liquidity, the Board of Directors and Management recognize the need to establish reasonable guidelines for managing through an environment of heightened liquidity risk. Catalysts for elevated liquidity risk can be Bank-specific issues and/or systemic industry-wide events, such as the COVID-19 pandemic. It is therefore the responsibility of Management to institute systems and controls to provide advanced detection of potentially significant funding shortages, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate/circumvent a potential liquidity crisis. Management has established a Liquidity Contingency Plan to provide a framework for the Bank to help detect liquidity problems promptly and appropriately address potential liquidity problems in a timely manner. In a period of perceived heightened liquidity risk, the Liquidity Contingency Plan provides for the establishment of a Liquidity Crisis Task Force. The Liquidity Crisis Task Force is responsible for monitoring the potential for a liquidity crisis and for establishing and executing an appropriate response.
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet financial instruments during the three months ended March 31, 2020.
See Note 9, "Derivative and Hedging Activities" and Note 14, "Commitments and Contingencies" within Condensed Notes to Consolidated Financial Statements included in Item 1 for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended March 31, 2020.
Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for a complete table of contractual obligations, commitments and contingencies.

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
Changes in Internal Controls over Financial Reporting. There were no changes in the Company's internal controls over financial reporting that occurred during the first quarter of 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal controls to minimize the impact to their design and operating effectiveness.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At March 31, 2020, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

The section titled Risk Factors in Part I, Item 1A of the Company's 2019 Annual Report on Form 10-K includes a discussion of the many risks and uncertainties the Company faces, any one or more of which could have a material adverse effect on the Company's business, results of operations, financial condition (including capital and liquidity). The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in the Company's 2019 Annual Report on Form 10-K.
Except as presented below, there have been no material changes to the risk factors described in the Company's 2019 Annual Report on Form 10-K.

The COVID-19 pandemic is adversely affecting the Company and its customers, counterparties, employees, and third-party service providers, and the full extent of the adverse impacts on the Company's business, financial position, results of operations, and prospects could be significant.
The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in business, economic, and market conditions and household incomes, including in the Commonwealth of Massachusetts where the Company conducts nearly all of its business. The extent of the impact of the COVID-19 pandemic on the Company's capital and liquidity, and on its business, results of operations, financial position and prospects generally will depend on a number of evolving factors, including:
The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained and could affect significantly more households and businesses. The duration and severity of the pandemic, including the potential for a seasonal or other resurgence after the initial containment, continue to be impossible to predict. Following any containment, there is also substantial uncertainty surrounding the pace of economic recovery and the return of business and consumer confidence.
The response of governmental and nongovernmental authorities. Many of their actions have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. These actions are not always coordinated or consistent across jurisdictions but, in general, have rapidly expanded in scope and intensity, contributing to substantial market volatility.
The effect on the Company's customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties, including increased unemployment rates, are affecting individuals, households, and businesses differently and unevenly. Many, however, have already changed their behavior in response to governmental mandates and advisories to sharply restrain commercial and social interactions and discretionary spending. As a result, in the near term, the Company's credit, operational, and other risks have generally increased and, for the foreseeable future, are expected to remain elevated or increase further.
The effect on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies (including the local economies in the markets areas which the Company serves) and markets could suffer disruptions that are lasting. Governmental actions are meaningfully influencing the interest-rate environment and financial-market activity, which could adversely affect the Company's results of operations and financial condition.
During the first quarter of 2020, the most notable impact to the Company's results of operations was a higher provision expense for credit losses. The Company's provision expense was $25 million for the first quarter of 2020, compared to $1 million for the first quarter of 2019, and $4 million for the fourth quarter of 2019. With the spread of COVID-19 in the United States having only begun to accelerate in March 2020,the Company's forecast of macroeconomic conditions and operating results including expected lifetime credit losses on the Company's loan portfolio is subject to meaningful uncertainty.
Governments have taken unprecedented steps to partially mitigate the adverse effects of their containment measures. For example, on March 27, 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy. The FRB has taken decisive and sweeping actions as well. Since March 15, 2020, these have included a reduction in the target range for the federal funds rate to 0 to 1/4 percent, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, and numerous facilities to support the flow of credit to households and businesses.
The degree to which the Company's actions and those of governments and others will directly or indirectly assist the Company's customers, counterparties, and third-party service providers and advance the Company's business and the economy generally is not yet clear. For example, while the Company's loan-deferral programs may better position customers to resume their regular payments to the Company in the future and enhance the Company's brand and customer loyalty, these programs may negatively impact the Company's revenue and other results of operations at least in the near term, may produce a higher degree of enrollment and other requests for extensions and rewrites than the Company anticipated, and the Company may not be as successful as expected in managing credit risk. In addition, while the FRB’s accommodative monetary policy may benefit the Company to some degree by supporting economic activity among its customers, this policy and sudden shifts in it may inhibit the Company's ability to grow or sustain net interest income and effectively manage interest-rate risk.
The Company is unable to estimate the near-term and ultimate impacts of COVID-19 on the Company's business and operations at this time. The pandemic could cause the Company to experience higher credit losses in its lending portfolio, additional increases in the allowance for credit losses, impairment of goodwill and other financial assets, diminished access to capital markets and other funding sources, further reduced demand for the Company's products and services, and other negative impacts on the Company's financial position, results of operations, and prospects. In addition, while the Company continues to anticipate that its capital and liquidity positions will be sufficient, sustained adverse effects may impair these positions, prevent the Company from satisfying its minimum regulatory capital ratios and other supervisory requirements, and result in downgrades in its credit ratings.
The COVID-19 pandemic and related governmental mandates and advisories also have necessitated changes in the way the Company and its third party service providers continue operations, and the length of time that it may be required to operate under these circumstances, as well as the potential for conditions to worsen or for significant disruptions to occur, remains unpredictable. All of these risks and uncertainties can be expected to persist at least until the pandemic is demonstrably and sustainably contained, authorities cease curbing household and business activity, and consumer and business confidence recover. COVID-19 and the volatile economic conditions stemming from it or future resurgences could also precipitate or contribute to the other risk factors identified in the Company's 2019 Annual Report on Form 10-K, which in turn could materially adversely affect the Company's business, financial position, results of operations, prospects, and its stock price, and may also affect the Company's business in a manner that is not presently known to it or that the Company currently does not consider to present significant risks to its business, financial position, results of operations or prospects.
As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company is subject to additional risks of litigation from its customers or other parties regarding the processing of loans for the PPP and risks that the U.S. Small Business Administration (“SBA”) may not fund some or all PPP loan guaranties, which could have a significant adverse impact on the Company's business, financial position, results of operations, and prospects .

The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Company is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the PPP and President Trump signed the new legislation on April 24, 2020. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company and is not resolved in a manner favorable to the Company, it may result in significant financial liability or adversely affect the Company's reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on the Company's business, financial position, results of operations and prospects.

The Company may have a credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Company, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company, which could adversely impact the Company's business, financial position, results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2020:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program (2)
Period
January 1 to January 31, 2020	13,389	$72.00	13,389	1,486,611
February 1 to February 29, 2020	133,107	$71.06	122,800	1,363,811
March 1 to March 31, 2020	1,035,656	$61.74	1,030,734	333,077
Total	1,182,152	$62.90	1,166,923

(1)
The number of shares purchased related to the surrendering of shares in connection with the exercise and/or vesting of equity compensation grants to satisfy related tax withholding obligations was 10,307 shares in February 2020 and 4,922 shares in March 2020.

(2)
On October 17, 2019, the Company announced that its Board of Directors authorized a share repurchase program of up to 1.5 million shares of the Company's common stock. The remaining 333,077 shares as of March 31, 2020 were repurchased in April 2020. Accordingly, the share repurchase program was terminated.

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
INDEPENDENT BANK CORP.
(registrant)

May 7, 2020	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

May 7, 2020	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)