Form 10-Q
period 2020-06-30
INDEPENDENT BANK CORP
filed 2020-08-06
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
(781) 878-6100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	INDB	The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	Yes	☐	No	☒
As of August 5, 2020, there were 32,950,911 shares of the issuer’s common stock outstanding, par value $0.01 per share.

Table 19 - Noninterest Income - Three and Six Months Ended	95
Table 20 - Noninterest Expense - Three and Six Months Ended	97
Table 21 - Tax Provision and Applicable Tax Rates	98
Table 22 - Interest Rate Sensitivity	100
Table 23 - Sources of Liquidity	102

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	June 30 2020	December 31 2019
Assets
Cash and due from banks	$131,615	$114,686
Interest-earning deposits with banks	974,105	36,288
Securities
Trading	2,541	2,179
Equity	20,810	21,261
Available for sale (amortized cost $400,341 and $420,703)	420,517	426,424
Held to maturity (fair value $764,054 and $753,263)	731,026	740,806
Total securities	1,174,894	1,190,670
Loans held for sale (at fair value)	45,395	33,307
Loans
Commercial and industrial	2,004,645	1,395,036
Commercial real estate	4,071,047	4,002,359
Commercial construction	537,788	547,293
Small business	170,288	174,497
Residential real estate	1,431,129	1,590,569
Home equity - first position	650,922	649,255
Home equity - subordinate positions	469,601	484,543
Other consumer	24,228	30,087
Total loans	9,359,648	8,873,639
Less: allowance for credit losses	(112,176)	(67,740)
Net loans	9,247,472	8,805,899
Federal Home Loan Bank stock	15,090	14,424
Bank premises and equipment, net	122,172	123,674
Goodwill	506,206	506,206
Other intangible assets	25,996	29,286
Cash surrender value of life insurance policies	198,124	197,372
Other assets	581,431	343,353
Total assets	$13,022,500	$11,395,165
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$3,694,559	$2,662,591
Savings and interest checking accounts	3,896,024	3,232,909
Money market	2,034,021	1,856,552
Time certificates of deposit of $100,000 and over	585,104	663,645
Other time certificates of deposits	507,113	731,670
Total deposits	10,716,821	9,147,367
Borrowings
Federal Home Loan Bank borrowings	145,770	115,748

Long-term borrowings (less unamortized debt issuance costs of $67 and $94)	37,433	74,906
Junior subordinated debentures (less unamortized debt issuance costs of $38 and $40)	62,850	62,848
Subordinated debentures (less unamortized debt issuance costs of $352 and $399)	49,648	49,601
Total borrowings	295,701	303,103
Other liabilities	338,286	236,552
Total liabilities	11,350,808	9,687,022
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 32,942,110 shares at June 30, 2020 and 34,377,388 shares at December 31, 2019 (includes 137,617 and 147,184 shares of unvested participating restricted stock awards, respectively)	328	342
Value of shares held in rabbi trust at cost: 134,097 shares at June 30, 2020 and 143,820 shares at December 31, 2019	(4,649)	(4,735)
Deferred compensation and other retirement benefit obligations	4,649	4,735
Additional paid in capital	942,685	1,035,450
Retained earnings	676,834	654,182
Accumulated other comprehensive income, net of tax	51,845	18,169
Total stockholders’ equity	1,671,692	1,708,143
Total liabilities and stockholders' equity	$13,022,500	$11,395,165
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Interest income
Interest and fees on loans	$91,634	$112,923	$190,656	$196,531
Taxable interest and dividends on securities	7,831	8,521	15,788	15,986
Nontaxable interest and dividends on securities	9	13	18	26
Interest on loans held for sale	359	40	591	71
Interest on federal funds sold and short-term investments	132	647	292	1,073
Total interest and dividend income	99,965	122,144	207,345	213,687
Interest expense
Interest on deposits	7,027	11,178	17,919	18,206
Interest on borrowings	1,840	4,947	4,024	6,937
Total interest expense	8,867	16,125	21,943	25,143
Net interest income	91,098	106,019	185,402	188,544
Provision for credit losses	20,000	1,000	45,000	2,000
Net interest income after provision for credit losses	71,098	105,019	140,402	186,544
Noninterest income
Deposit account fees	2,829	5,080	7,799	9,486
Interchange and ATM fees	5,214	5,794	10,110	10,310
Investment management	7,296	7,153	14,125	13,901
Mortgage banking income	5,005	3,410	5,866	4,216
Increase in cash surrender value of life insurance policies	1,312	1,296	2,588	2,268
Gain on life insurance benefits	335	—	692	—
Loan level derivative income	2,864	932	6,461	1,573
Unrealized gain on equity securities	1,386	441	1,386	1,345
Other noninterest income	1,949	4,542	5,598	7,082
Total noninterest income	28,190	28,648	54,625	50,181
Noninterest expenses
Salaries and employee benefits	37,269	38,852	74,618	71,969
Occupancy and equipment expenses	9,273	8,424	18,590	15,554
Data processing and facilities management	1,459	2,042	3,117	3,368
FDIC assessment	503	778	503	1,394
Advertising expense	787	1,282	1,892	2,495
Consulting expense	1,603	1,384	2,939	2,148
Core deposit amortization	1,433	1,572	2,964	2,429
Loss on sale of securities	—	1,462	—	1,462
Merger and acquisition expense	—	24,696	—	25,728
Software maintenance	1,780	1,363	3,465	2,528
Other noninterest expenses	12,500	11,177	25,359	20,268
Total noninterest expenses	66,607	93,032	133,447	149,343
Income before income taxes	32,681	40,635	61,580	87,382
Provision for income taxes	7,779	10,007	9,927	21,529
Net income	$24,902	$30,628	$51,653	$65,853
Basic earnings per share	$0.76	$0.89	$1.54	$2.11
Diluted earnings per share	$0.76	$0.89	$1.54	$2.11
Weighted average common shares (basic)	32,944,761	34,313,492	33,564,596	31,226,985
Common share equivalents	28,098	41,878	31,991	48,381
Weighted average common shares (diluted)	32,972,859	34,355,370	33,596,587	31,275,366
Cash dividends declared per common share	$0.46	$0.44	$0.92	$0.88
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Net income	$24,902	$30,628	$51,653	$65,853
Other comprehensive income, net of tax
Net change in fair value of securities available for sale	1,695	5,445	11,042	10,174
Net change in fair value of cash flow hedges	197	8,590	23,181	11,875
Net change in other comprehensive income for defined benefit postretirement plans	225	40	(547)	80
Total other comprehensive income	2,117	14,075	33,676	22,129
Total comprehensive income	$27,019	$44,703	$85,329	$87,982
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2020 and 2019
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance March 31, 2020	33,260,005	$331	$(4,604)	$4,604	$962,513	$667,084	$49,728	$1,679,656
Net income	—	—	—	—	—	24,902	—	24,902
Other comprehensive income	—	—	—	—	—	—	2,117	2,117
Common dividend declared ($0.46 per share)	—	—	—	—	—	(15,152)	—	(15,152)
Proceeds from exercise of stock options, net of cash paid	873	—	—	—	(26)	—	—	(26)
Stock based compensation	—	—	—	—	1,579	—	—	1,579
Restricted stock awards issued, net of awards surrendered	6,761	—	—	—	(51)	—	—	(51)
Shares issued under direct stock purchase plan	7,548	—	—	—	532	—	—	532
Shares repurchased under share repurchase program	(333,077)	(3)	—	—	(21,862)	—	—	(21,865)
Deferred compensation and other retirement benefit obligations	—	—	(45)	45	—	—	—	—
Balance June 30, 2020	32,942,110	$328	$(4,649)	$4,649	$942,685	$676,834	$51,845	$1,671,692

Balance March 31, 2019	28,137,504	$280	$(4,599)	$4,599	$527,795	$569,582	$6,881	$1,104,538
Net income	—	—	—	—	—	30,628	—	30,628
Other comprehensive loss	—	—	—	—	—	—	14,075	14,075
Common dividend declared ($0.44 per share)	—	—	—	—	—	(15,099)	—	(15,099)
Common stock issued for acquisition	6,166,010	61	—	—	499,632	—	—	499,693
Proceeds from exercise of stock options, net of cash paid	5,000	—	—	—	116	—	—	116
Stock based compensation	—	—	—	—	1,517	—	—	1,517
Restricted stock awards issued, net of awards surrendered	6,067	1	—	—	(13)	—	—	(12)
Shares issued under direct stock purchase plan	6,480	—	—	—	547	—	—	547
Deferred compensation and other retirement benefit obligations	—	—	(49)	49	—	—	—	—
Balance June 30, 2019	34,321,061	$342	$(4,648)	$4,648	$1,029,594	$585,111	$20,956	$1,636,003

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2020 and 2019
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2019	34,377,388	$342	$(4,735)	$4,735	$1,035,450	$654,182	$18,169	$1,708,143
Cumulative effect accounting adjustment (1)	—	—	—	—	—	1,553	—	1,553
Net income	—	—	—	—	—	51,653	—	51,653
Other comprehensive income	—	—	—	—	—	—	33,676	33,676
Common dividend declared ($0.92 per share)	—	—	—	—	—	(30,554)	—	(30,554)
Proceeds from exercise of stock options, net of cash paid	873	—	—	—	(26)	—	—	(26)
Stock based compensation	—	—	—	—	2,429	—	—	2,429
Restricted stock awards issued, net of awards surrendered	49,292	1	—	—	(1,184)	—	—	(1,183)
Shares issued under direct stock purchase plan	14,557	—	—	—	1,092	—	—	1,092
Shares repurchased under share repurchase program	(1,500,000)	(15)	—	—	(95,076)	—	—	(95,091)
Deferred compensation and other retirement benefit obligations	—	—	86	(86)	—	—	—	—
Balance June 30, 2020	32,942,110	$328	$(4,649)	$4,649	$942,685	$676,834	$51,845	$1,671,692

Balance December 31, 2018	28,080,408	$279	$(4,718)	$4,718	$527,648	$546,736	$(1,173)	$1,073,490
Net income	—	—	—	—	—	65,853	—	65,853
Other comprehensive income	—	—	—	—	—	—	22,129	22,129
Common dividend declared ($0.88 per share)	—	—	—	—	—	(27,478)	—	(27,478)
Common stock issued for acquisition	6,166,010	61	—	—	499,632	—	—	499,693
Proceeds from exercise of stock options, net of cash paid	11,000	—	—	—	281	—	—	281
Stock based compensation	—	—	—	—	2,432	—	—	2,432
Restricted stock awards issued, net of awards surrendered	50,474	2	—	—	(1,433)	—	—	(1,431)
Shares issued under direct stock purchase plan	13,169	—	—	—	1,034	—	—	1,034
Deferred compensation and other retirement benefit obligations	—	—	70	(70)	—	—	—	—
Balance June 30, 2019	34,321,061	$342	$(4,648)	$4,648	$1,029,594	$585,111	$20,956	$1,636,003

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

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Six Months Ended
	June 30
	2020	2019
Cash flow from operating activities
Net income	$51,653	$65,853
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	14,112	9,045
Change in unamortized net loan costs and premiums	(4,064)	(4,023)
Provision for credit losses	45,000	2,000
Deferred income tax expense	3,045	399
Net (gain) loss on equity securities	415	(1,351)
Net loss on sale of securities	—	1,462
Net loss on bank premises and equipment	368	39
Realized gain on sale leaseback transaction	(289)	(289)
Stock based compensation	2,429	2,432
Increase in cash surrender value of life insurance policies	(2,588)	(2,268)
Gain on life insurance benefits	(692)	—
Operating lease payments	(5,887)	(4,970)
Change in fair value on loans held for sale	(839)	(920)
Net change in:
Trading assets	(362)	(435)
Loans held for sale	(11,249)	(30,220)
Other assets	(191,261)	(27,048)
Other liabilities	86,847	(24,566)
Total adjustments	(65,015)	(80,713)
Net cash used in operating activities	(13,362)	(14,860)
Cash flows used in investing activities
Proceeds from sales of equity securities	—	1,461
Purchases of equity securities	(212)	(233)
Proceeds from sales of securities available for sale	—	45,863
Proceeds from maturities and principal repayments of securities available for sale	50,262	24,594
Purchases of securities available for sale	(30,095)	(9,058)
Proceeds from maturities and principal repayments of securities held to maturity	105,272	52,414
Purchases of securities held to maturity	(95,017)	(42,341)
Net redemption (purchases) of Federal Home Loan Bank stock	(666)	7,235
Investments in low income housing projects	(14,008)	(683)
Purchases of life insurance policies	(101)	(100)
Proceeds from life insurance policies	2,629	—
Net increase in loans	(481,372)	(53,175)
Net cash paid in business combinations	—	(105,264)
Purchases of bank premises and equipment	(5,186)	(6,957)
Proceeds from the sale of bank premises and equipment	23	13
Net cash used in investing activities	(468,471)	(86,231)

Cash flows provided by financing activities
Net increase (decrease) in time deposits	(302,738)	1,632
Net increase (decrease) in other deposits	1,872,552	(49,833)
Net advances of short-term Federal Home Loan Bank borrowings	55,000	24,954
Repayments of long-term Federal Home Loan Bank borrowings	(25,000)	(20,000)
Proceeds from line of credit, net of issuance costs	—	49,980
Repayment of line of credit, net of issuance costs	—	(49,980)
Proceeds from (repayments of) long-term debt, net of issuance costs	(37,500)	74,867
Repayments of junior subordinated debentures, net of issuance costs	—	(13,329)
Proceeds from subordinated debentures, net of issuance costs	—	49,526
Net proceeds from (payments for) exercise of stock options	(26)	281
Restricted stock awards issued, net of awards surrendered	(1,183)	(1,431)
Proceeds from shares issued under direct stock purchase plan	1,092	1,034
Payments for shares repurchased under share repurchase program	(95,091)	—
Common dividends paid	(30,527)	(23,051)
Net cash provided by financing activities	1,436,579	44,650
Net increase (decrease) in cash and cash equivalents	954,746	(56,441)
Cash and cash equivalents at beginning of year	150,974	250,455
Cash and cash equivalents at end of period	$1,105,720	$194,014
Supplemental schedule of noncash activities
Net increase in capital commitments relating to low income housing project investments	$27,937	$18
Initial recognition of operating leases upon adoption of Accounting Standards Update 2016-02 (1)	$—	$32,777
Right-of-use assets obtained in exchange for new lease obligations	$5,356	$4,824
In conjunction with the Company's acquisitions, assets were acquired and liabilities were assumed as follows:
Common stock issued for acquisition	$—	$499,693
Fair value of assets acquired, net of cash acquired	$—	$2,711,067
Fair value of liabilities assumed	$—	$2,106,110

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other interim period.
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
The Company adopted the standard using the modified retrospective method for all financial assets measured at amortized cost, net investment in leases and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under the CECL standard, while prior period results are presented under standards previously applicable under GAAP. The cumulative effect of the Company's adoption resulted in an immaterial increase to retained earnings as of the January 1, 2020 adoption date. This transition adjustment was a result of the change in allowance methodology, including the impact to the reserve on unfunded commitments resulting from the application of new guidance under CECL, as well as the day one gross-up of purchased credit deteriorated ("PCD") assets. The standard was adopted using the prospective transition approach for PCD assets that were previously classified as purchased credit impaired ("PCI") assets. As prescribed by the standard, management did not reassess whether PCI assets met the criteria of PCD assets at the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect estimated credit losses, with the remaining non-credit related discount, calculated based on the adjusted amortized cost, and will be accreted into interest income on a straight line basis over the remaining contractual term of the asset. See Note 3 - Securities and Note 4 - Loans, Allowance for Credit Losses and Credit Quality for further details surrounding the Company's adoption of CECL, related accounting policy updates and full disclosures required under the standard.

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
Allowance for Credit Losses - Held to Maturity Securities
The Company measures expected credit losses on held to maturity securities on a collective basis by major security type. Management classifies the held to maturity portfolio into the following major security types: U.S. Government Agency, U.S. Treasury, Agency Mortgage-Backed Securities, Agency Collateralized Mortgage Obligations, Small Business Administration Pooled Securities, and Single Issuer Trust Preferred Securities. Securities in the Company's held to maturity portfolio are primarily guaranteed by either the U.S. Federal Government or other government sponsored agencies with a long history of no credit losses. As a result, Management has determined these securities to have a zero loss expectation and therefore does not estimate an allowance for credit losses on these securities.
Trading Securities
The Company had trading securities of $2.5 million and $2.2 million as of June 30, 2020 and December 31, 2019, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s nonqualified 401(k) Restoration Plan and Nonqualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $20.8 million and $21.3 million as of June 30, 2020 and December 31, 2019, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

The following table represents a summary of the gains and losses that relate to equity securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Net gains (losses) recognized during the period on equity securities	$1,386	$444	(415)	1,351
Less: net gains recognized during the period on equity securities sold during the period	—	3	6	6
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$1,386	$441	(421)	1,345

Available for Sale Securities
The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	June 30, 2020					December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$22,475	$1,870	$—	$—	$24,345	$32,473	$642	$—	$33,115
Agency mortgage-backed securities	237,219	11,588	(2)	—	248,805	243,548	3,456	(4)	247,000
Agency collateralized mortgage obligations	77,036	3,776	—	—	80,812	87,305	1,225	(19)	88,511
State, county, and municipal securities	1,126	21	—	—	1,147	1,377	19	—	1,396
Single issuer trust preferred securities issued by banks	489	—	(44)	—	445	488	5	—	493
Pooled trust preferred securities issued by banks and insurers	1,438	—	(452)	—	986	1,488	—	(374)	1,114
Small business administration pooled securities	60,558	3,419	—	—	63,977	54,024	771	—	54,795
Total available for sale securities	$400,341	$20,674	$(498)	$—	$420,517	$420,703	$6,118	$(397)	$426,424

The Company did not record an allowance for estimated credit losses on any available for sale securities during the three and six months ended June 30, 2020. Excluded from the table above is accrued interest on available for sale securities of $1.3 million as of June 30, 2020, which is included within Other Assets on the consolidated balance sheet. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities during the three and six months ended June 30, 2020. No securities held by the Company were delinquent on contractual payments as of June 30, 2020, nor were any securities placed on non-accrual status during the three or six months then ended.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three or six months ended June 30, 2020, and therefore no gains or losses were realized during the periods presented. The Company realized losses of $1.5 million on sales of securities available for sale during the three and six months ended June 30, 2019.

The following table shows the gross unrealized losses and fair value of the Company’s available for sale securities which are in an unrealized loss position, and for which the Company has not recorded an allowance for credit losses as of June 30, 2020. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2020
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	1	386	(2)	—	—	386	(2)
Single issuer trust preferred securities issued by banks and insurers	1	445	(44)	—	—	445	(44)
Pooled trust preferred securities issued by banks and insurers	1	—	—	986	(452)	986	(452)
Total impaired available for sale securities	3	$831	$(46)	$986	$(452)	$1,817	$(498)

The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. As a result, the Company did not recognize an allowance for credit losses on these investments during the three or six months ended June 30, 2020. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at June 30, 2020:

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

Held to Maturity Securities

The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	June 30, 2020					December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$—	$—	$—	$—	$—	$12,874	$123	$—	$12,997
U.S. Treasury securities	4,025	94	—	—	4,119	4,032	21	—	4,053
Agency mortgage-backed securities	431,901	21,135	—	—	453,036	397,414	8,445	(57)	405,802
Agency collateralized mortgage obligations	264,675	10,360	—	—	275,035	293,662	4,501	(849)	297,314
Single issuer trust preferred securities issued by banks	1,500	—	(2)	—	1,498	1,500	—	(10)	1,490
Small business administration pooled securities	28,925	1,441	—	—	30,366	31,324	338	(55)	31,607
Total held to maturity securities	$731,026	$33,030	$(2)	$—	$764,054	$740,806	$13,428	$(971)	$753,263

The Company did not record an allowance for estimated credit losses on any held to maturity securities during the three and six months ended June 30, 2020. Excluded from the table above is accrued interest on held to maturity securities of $1.8 million as of June 30, 2020, which is included within Other Assets on the consolidated balance sheet. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities during the three and six months ended June 30, 2020. No securities held by the Company were delinquent on contractual payments as of June 30, 2020, nor were any securities placed on non-accrual status during the three and six months then ended.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three and six months ended June 30, 2020 and 2019, and therefore no gains or losses were realized during the periods presented.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of June 30, 2020, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of June 30, 2020 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$10,002	$10,333	$12,473	$14,012	$—	$—	$22,475	$24,345
Agency mortgage-backed securities	—	—	71,734	74,553	40,590	43,562	124,895	130,690	237,219	248,805
Agency collateralized mortgage obligations	—	—	—	—	—	—	77,036	80,812	77,036	80,812
State, county, and municipal securities	250	250	686	690	190	207	—	—	1,126	1,147
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	489	445	489	445
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,438	986	1,438	986
Small business administration pooled securities	—	—	—	—	—	—	60,558	63,977	60,558	63,977
Total available for sale securities	$250	$250	$82,422	$85,576	$53,253	$57,781	$264,416	$276,910	$400,341	$420,517
Held to maturity securities
U.S. Treasury securities	$1,001	$1,026	$3,024	$3,093	$—	$—	$—	$—	$4,025	$4,119
Agency mortgage-backed securities	8,565	8,635	1,678	1,729	47,890	50,340	373,768	392,332	431,901	453,036
Agency collateralized mortgage obligations	—	—	—	—	—	—	264,675	275,035	264,675	275,035
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,498	—	—	1,500	1,498
Small business administration pooled securities	—	—	—	—	—	—	28,925	30,366	28,925	30,366
Total held to maturity securities	$9,566	$9,661	$4,702	$4,822	$49,390	$51,838	$667,368	$697,733	$731,026	$764,054
Total	$9,816	$9,911	$87,124	$90,398	$102,643	$109,619	$931,784	$974,643	$1,131,367	$1,184,571
Included in the table above are $4.1 million of callable securities at June 30, 2020.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $431.8 million and $375.5 million at June 30, 2020 and December 31, 2019, respectively.
At June 30, 2020 and December 31, 2019, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.

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
Loans that do not share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that are individually assessed, the Company uses either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable.
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

Under the CECL standard, the concept of PCI assets was effectively replaced with purchased credit deteriorated ("PCD") assets, the balances of which should be treated in a manner consistent with loans held for investment for purposes of estimating an allowance for credit losses. As a result, upon the Company's adoption of CECL on January 1, 2020, loan balances previously classified as PCI assets were re-classified as PCD assets and will be prospectively accounted for in accordance with the standard. See Note 2 - Recent Accounting Standards Updates for further discussion surrounding the day one impact associated with adoption of CECL as it relates to PCI assets.

Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended June 30, 2020
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$21,649	$29,498	$3,747	$3,829	$14,847	$17,910	$896	$92,376
Charge-offs	—	—	—	(36)	—	(4)	(670)	(710)
Recoveries	4	—	—	3	—	95	408	510
Provision for credit loss expense	4,009	7,458	754	765	199	6,859	(44)	20,000
Ending balance (1)	$25,662	$36,956	$4,501	$4,561	$15,046	$24,860	$590	$112,176

	Six Months Ended June 30, 2020
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance, pre adoption of Topic 326	$17,594	$32,935	$6,053	$1,746	$3,440	$5,576	$396	$67,740
Cumulative effect accounting adjustment (2)	(1,984)	(13,048)	(3,652)	495	9,828	7,012	212	(1,137)
Cumulative effect accounting adjustment (3)	49	337	—	—	423	319	29	1,157
Charge-offs	—	—	—	(145)	—	(142)	(1,157)	(1,444)
Recoveries	46	—	—	6	1	153	654	860
Provision for credit loss expense	9,957	16,732	2,100	2,459	1,354	11,942	456	45,000
Ending balance (1)	$25,662	$36,956	$4,501	$4,561	$15,046	$24,860	$590	$112,176

(1)	Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $32.9 million as of June 30, 2020.

(2)
Represents adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment represents a $1.1 million decrease to the allowance attributable to the change in accounting methodology for estimating the allowance for credit losses resulting from the Company's adoption of the standard.

(3)
Represents adjustment needed to reflect the day one re-class of the Company's PCI loan balances to PCD and the associated gross-up, pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment represents a $1.2 million increase to the allowance resulting from the day one re-class.

The balance of allowance for credit losses of $112.2 million as of June 30, 2020 represents an increase of $44.4 million, or 65.5%, in comparison to the implementation balances at January 1, 2020, and an increase of $19.8 million, or 21.4% compared to March 31, 2020. This increase in the allowance during the second quarter and in comparison to December 31, 2019 was primarily driven by anticipated credit deterioration due to the ongoing COVID-19 pandemic. The model applies a reasonable and supportable forecast period of one year, with a reversion period of six months. This forecast was adjusted to use a more severe outlook at both March 31, 2020 and June 30, 2020, as compared to the baseline forecast that was used to calculate opening balances on January 1, 2020 as a result of the uncertainty in the outlook due to the ongoing pandemic. In addition, the impacts of the pandemic have become more apparent during the second quarter of 2020, especially within certain industries. While management is unable to know with certainty the direct, indirect, and future impacts of the COVID-19 pandemic, it is expected it will have a material adverse impact on future losses across a broad range of loan segments.  As such, the provision for credit loss recognized in 2020 reflects increased reserve allocations to loan segments that are considered to have elevated loss exposure associated with the COVID-19 pandemic.  These loan segments primarily include commercial relationships within industries that are subject to mandated closures and capacity limits that will potentially impede the borrowers’ ability to make loan payments, including loans in the following industry sections: Accommodations, Food Services, Retail Trade, Health Care and Social Assistance, Recreation

and Entertainment, Transportation and Warehousing, Educational Services, and Other Services (excluding Public Administration).  In addition to these industry exposures, additional risk of loss was attributable to non-owner occupied real estate borrowers with significant retail tenant exposure, as well as home equity loans within a junior lien position.  Leveraging actual historical loss given default (LGD) rates combined with stressing of assumptions over probability of default rates over these higher risk segments, qualitative adjustments were made to the initially model-driven calculated loss reserves.

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

The Company utilizes a comprehensive, continuous strategy for evaluating and monitoring commercial credit quality. Initially, credit quality is determined at loan origination and is re-evaluated when subsequent actions, such as renewals, modifications or reviews, occur. Actively managed commercial borrowers are required to provide updated financial information at least annually which is carefully evaluated for any changes in credit quality. Larger loan relationships are subject to a full annual credit review by experienced credit professionals, while continuous portfolio monitoring techniques are employed to evaluate changes in credit quality for smaller loan relationships. Any changes in credit quality are reflected in risk-rating changes. Additionally, the Company retains an independent loan review firm to evaluate the credit quality of the commercial loan portfolio. The independent loan review process achieves significant penetration into the commercial loan portfolio and reports the results of these reviews to the Audit Committee of the Board of Directors on a quarterly basis. Loan modifications granted by the Company allowing payment deferrals for qualifying borrowers in accordance with the Coronavirus Aid, Relief and Economic Recovery Act ("CARES Act") have not been assessed for downgrades of risk ratings.
For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. As a result, for this portfolio the Company utilizes a pass/default risk-rating system, based on an age analysis (i.e., days past due) associated with each consumer loan. Under this structure, consumer loans less than 90 days past due are assigned a "pass" rating, while any consumer loans greater than 90 days past due are assigned a "default" rating. Loan modifications granted by the Company allowing payment deferrals for qualifying borrowers in accordance with the CARES Act have not been reflected as delinquent loans.

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the date indicated below:

	June 30, 2020
	2020		2019	2018	2017	2016	Prior	Revolving Loans	Revolving converted to Term	Total
	(Dollars in thousands)
Commercial and industrial
Pass	$911,414	(1)	$193,832	$129,199	$44,664	$27,640	$25,095	$565,953	$2,668	$1,900,465
Potential weakness	1,896		1,818	1,426	4,787	1,609	544	12,515	50	24,645
Definite weakness - loss unlikely	2,124		1,779	23,609	5,552	2,555	1,430	42,437	—	79,486
Partial loss probable	—		—	—	—	—	49	—	—	49
Definite loss	—		—	—	—	—	—	—	—	—
Total commercial and industrial	$915,434		$197,429	$154,234	$55,003	$31,804	$27,118	$620,905	$2,718	$2,004,645

Commercial real estate
Pass	$490,280		$895,594	$546,513	$607,633	$438,455	$846,195	$48,889	$14,854	$3,888,413
Potential weakness	5,218		6,423	4,821	23,123	14,159	47,055	—	—	100,799
Definite weakness - loss unlikely	3,747		2,992	37,155	21,091	4,525	12,325	—	—	81,835
Partial loss probable	—		—	—	—	—	—	—	—	—
Definite loss	—		—	—	—	—	—	—	—	—
Total commercial real estate	$499,245		$905,009	$588,489	$651,847	$457,139	$905,575	$48,889	$14,854	$4,071,047

Commercial construction
Pass	$91,981		$241,910	$95,253	$66,282	$—	$6,810	$32,012	$1,095	$535,343
Potential weakness	—		367	382	—	—	—	177	—	926
Definite weakness - loss unlikely	—		—	1,519	—	—	—	—	—	1,519
Partial loss probable	—		—	—	—	—	—	—	—	—
Definite loss	—		—	—	—	—	—	—	—	—
Total commercial construction	$91,981		$242,277	$97,154	$66,282	$—	$6,810	$32,189	$1,095	$537,788

Small business
Pass	$14,711		$30,764	$22,702	$16,803	$16,109	$25,521	$39,804	$—	$166,414
Potential weakness	—		11	17	12	748	246	563	—	1,597
Definite weakness - loss unlikely	186		444	80	173	114	447	833	—	2,277
Partial loss probable	—		—	—	—	—	—	—	—	—
Definite loss	—		—	—	—	—	—	—	—	—
Total small business	$14,897		$31,219	$22,799	$16,988	$16,971	$26,214	$41,200	$—	$170,288

Residential real estate
Pass	$78,072		$185,896	$213,340	$187,713	$263,749	$495,816	$—	$—	$1,424,586
Default	—		—	427	939	369	4,808	—	—	6,543
Total residential real estate	$78,072		$185,896	$213,767	$188,652	$264,118	$500,624	$—	$—	$1,431,129

Home equity
Pass	$43,516		$70,369	$64,874	$64,569	$49,347	$130,900	$691,110	$2,635	$1,117,320
Default	—		—	—	15	—	419	2,466	303	3,203
Total home equity	$43,516		$70,369	$64,874	$64,584	$49,347	$131,319	$693,576	$2,938	$1,120,523

Other consumer
Pass	$451	$566	$266	$916	$836	$9,193	$11,965	$—	$24,193
Default	—	—	—	—	—	35	—	—	35
Total other consumer	$451	$566	$266	$916	$836	$9,228	$11,965	$—	$24,228

Total	$1,643,596	$1,632,765	$1,141,583	$1,044,272	$820,215	$1,606,888	$1,448,724	$21,605	$9,359,648

(1)
Loans originated as part of the Payroll Protection Program ("PPP") program established by the CARES Act are included within commercial and industrial under the 2020 vintage year and "pass" category as these loans are 100% guaranteed by the U.S. government.

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

	June 30 2020	December 31 2019
Residential portfolio
FICO score (re-scored)(1)	750	749
LTV (re-valued)(2)	57.4%	59.0%
Home equity portfolio
FICO score (re-scored)(1)	770	767
LTV (re-valued)(2)(3)	47.0%	46.6%

(1)
The average FICO scores at June 30, 2020 are based upon rescores available from May 2020 and origination score data for loans booked in June 2020.  The average FICO scores at December 31, 2019 were based upon rescores available from November 2019 and origination score data for loans booked in December 2019.

(2)
The combined LTV ratios for June 30, 2020 are based upon updated automated valuations as of May 2020, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2019 were based upon updated automated valuations as of November 2019, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.

(3)	For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At June 30, 2020, the Company's estimated reserve for unfunded commitments amounted to $790,000.
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
In response to the COVID-19 pandemic, the Company has granted loan modifications to allow deferral of payments for borrowers negatively impacted by the pandemic. The amount of loans with active deferrals as of June 30, 2020 was $1.2 billion. In accordance with regulatory guidance, these modifications are not considered to be troubled debt restructures if they were performing prior to December 31, 2019. Additionally, these loans are not reflected as being past due and therefore are not impacting nonaccrual or delinquency totals as of June 30, 2020. The Company does, however, consider these deferrals when estimating loss reserves.

The following table shows information regarding nonaccrual loans as of the dates indicated:

	Nonaccrual Balances
	June 30, 2020				December 31, 2019
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total		Total
	(Dollars in thousands)
Commercial and industrial	$1,045	$19,691	$20,736		$22,574
Commercial real estate	2,169	4,144	6,313		3,016
Commercial construction	—	—	—		—
Small business	619	—	619		311
Residential real estate	12,331	2,230	14,561		13,360
Home equity	6,329	108	6,437		6,570
Other consumer	90	—	90		61
Total nonaccrual loans	$22,583	$26,173	$48,756	(1)	$45,892	(1)
(1)Included in these amounts were $24.1 million and $24.8 million of nonaccruing TDRs at June 30, 2020 and December 31, 2019, respectively.
It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and as such the Company did not record any interest income on nonaccrual loans during the three and six months ended June 30, 2020.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$2,642	$3,294

The following tables show the age analysis of past due financing receivables as of the dates indicated:

	June 30, 2020
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	2	$32	—	$—	6	$1,045	8	$1,077	$2,003,568	$2,004,645	$—
Commercial real estate	5	3,550	1	68	5	935	11	4,553	4,066,494	4,071,047	—
Commercial construction	—	—	1	510	—	—	1	510	537,278	537,788	—
Small business	13	917	17	453	11	123	41	1,493	168,795	170,288	—
Residential real estate	15	2,819	8	1,247	38	6,333	61	10,399	1,420,730	1,431,129	—
Home equity	8	554	8	671	40	3,203	56	4,428	1,116,095	1,120,523	—
Other consumer (1)	163	189	13	27	13	94	189	310	23,918	24,228	58
Total	206	$8,061	48	$2,976	113	$11,733	367	$22,770	$9,336,878	$9,359,648	$58

	December 31, 2019
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	1	$253	2	$323	5	$760	8	$1,336	$1,393,700	$1,395,036	$—
Commercial real estate	7	1,690	1	194	8	2,038	16	3,922	3,998,437	4,002,359	218	(2)
Commercial construction	1	560	—	—	—	—	1	560	546,733	547,293	—
Small business	11	837	3	15	6	115	20	967	173,530	174,497	—
Residential real estate	17	2,237	17	3,055	38	7,020	72	12,312	1,578,257	1,590,569	1,652	(2)
Home equity	23	1,689	8	524	40	3,854	71	6,067	1,127,731	1,133,798	265	(2)
Other consumer (1)	387	245	12	44	16	32	415	321	29,766	30,087	22
Total	447	$7,511	43	$4,155	113	$13,819	603	$25,485	$8,848,154	$8,873,639	$2,157

(1)	Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.

(2)	Represents purchased credit impaired loans that were accruing interest due to expectations of future cash collections.
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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
TDRs on accrual status	$17,741	$19,599
TDRs on nonaccrual	24,098	24,766
Total TDRs	$41,839	$44,365
Amount of specific reserves associated with TDRs	n/a	$855
Additional commitments to lend to a borrower who has been a party to a TDR	$139	$63

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

The following table shows the troubled debt restructurings which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	1	$40	$40	3	$308	$308
Commercial real estate	4	1,170	1,170	5	1,774	1,774
Small business	1	63	63	2	112	88
Residential real estate	1	382	433	2	559	642
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total	7	$1,655	$1,706	12	$2,753	$2,812

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	1	$97	$97	1	$97	$97
Commercial real estate	—	—	—	1	150	150
Small business	2	56	56	2	56	56
Home equity	—	—	—	1	75	75
Total	3	$153	$153	5	$378	$378

The following table shows the Company’s post-modification balance of TDRs listed by type of modification during the period indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
	(Dollars in thousands)
Adjusted interest rate	—	—	$604	$150
Court ordered concession	—	—	25	75
Extended maturity	1,706	153	2,183	153
Total	1,706	153	$2,812	$378

The Company considers a loan to have defaulted when it reaches 90 days past due. During the three and six months ended June 30, 2020, there were no loans modified during the prior twelve months that subsequently defaulted. During the three and six months ended June 30, 2019 there was one residential loan modified during the preceding twelve months with a recorded investment of $120,000, which subsequently defaulted.

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
The following table summarizes changes in allowance for loan losses by loan category for the periods indicated:

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

Purchased Credit Impaired Loans

Under previous accounting guidance, certain loans acquired by the Company may have shown evidence of deterioration of credit quality since origination at purchase date, and it was therefore deemed unlikely that the Company would be able to collect all contractually required payments. As such, these loans were deemed to be PCI loans and the carrying value and prospective income recognition were predicated upon future cash flows expected to be collected. The following table displays certain information pertaining to PCI loans at the date indicated:

December 31, 2019
(Dollars in thousands)
Outstanding balance	$18,358
Carrying amount	$14,856

The following table summarizes activity in the accretable yield for the PCI loan portfolio for the periods indicated:

	Three Months Ended June 30	Six Months Ended June 30
	2019	2019
	(Dollars in thousands)
Beginning balance	$1,164	$1,191
Acquisition	1,464	1,464
Accretion	(662)	(803)
Other change in expected cash flows (1)	272	386
Ending balance	$2,238	$2,238

(1) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the carrying value of goodwill and other intangible assets, net of accumulated amortization, at the dates indicated below:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Balances not subject to amortization
Goodwill	$506,206	$506,206
Balances subject to amortization
Core deposit intangibles	25,052	28,016
Other intangible assets	944	1,270
Total other intangible assets	25,996	29,286
Total goodwill and other intangible assets	$532,202	$535,492

The Company typically performs its goodwill impairment test during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. The COVID-19 global pandemic commencing during the first quarter of 2020 has resulted in significant levels of volatility in the capital markets and presents heightened uncertainty surrounding the future impact to operations of the Company and its customers. Given these conditions, the Company identified this impact from the pandemic as a triggering event warranting an interim test for impairment at both March 31, 2020 and June 30, 2020. Accordingly, the Company performed impairment tests and determined that there was no impairment of its goodwill, as the fair value of the Company's single reporting unit remained in excess of its carrying value. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company also considered the impact of COVID-19 as it pertains to these intangible assets, and determined that there was no indication of impairment related to other intangible assets as of June 30, 2020.

NOTE 7 -EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Net income	$24,902	$30,628	$51,653	$65,853

Weighted Average Shares
Basic shares	32,944,761	34,313,492	33,564,596	31,226,985
Effect of dilutive securities	28,098	41,878	31,991	48,381
Diluted shares	32,972,859	34,355,370	33,596,587	31,275,366

Net income per share
Basic EPS	$0.76	$0.89	$1.54	$2.11
Effect of dilutive securities	—	—	—	—
Diluted EPS	$0.76	$0.89	$1.54	$2.11

The diluted earnings per share computations do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the calculation of diluted earnings are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Stock options	10,000	—	10,000	—
Performance-based restricted stock	—	—	9,763	11,419

NOTE 8 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the six months ended June 30, 2020, the Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/27/2020	46,550	2005 Employee Stock Plan	$70.24	Ratably over 5 years from grant date
4/15/2020	880	2005 Employee Stock Plan	$68.14	Ratably over 5 years from grant date
5/27/2020	9,438	2018 Non-Employee Director Stock Plan	$72.86	Shares vested immediately

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
Stock Options
The Company did not grant any awards of options to purchase shares of common stock during the six months ended June 30, 2020.

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

The following tables reflect the Company's derivative positions as of the dates indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes:

June 30, 2020
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value (1)
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$175,000	1.95	0.32%	0.94%	$(2,283)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	450,000	3.16	0.18%	2.37%	32,484

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	3.17	0.18%	2.73% - 2.20%	26,322

Total	$1,025,000				$56,523

December 31, 2019
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value (1)
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	2.18	1.90%	1.53%	$140

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	450,000	3.66	1.76%	2.37%	12,907

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	3.66	1.76%	2.73% - 2.20%	9,896

Total	$925,000				$22,943

(1)	Beginning in 2020, the Company made an election to include accrued interest within fair value balances.
The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.4 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $18.4 million (pre-tax) to be reclassified to interest income and $1.2 million (pre-tax) to be reclassified to interest expense, from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of June 30, 2020.
The Company had no fair value hedges as of June 30, 2020 or December 31, 2019.

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
The following table reflects the Company’s customer related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value (2)
	June 30, 2020
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	324	$140,331	$71,765	$123,243	$139,981	$1,231,251	$1,706,571	$153,344
Pay fixed, receive variable	316	$143,646	$71,765	$123,243	$139,981	$1,231,251	$1,709,886	$(153,348)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	37	$108,120	$—	$—	$—	$—	$108,120	$1,007
Buys U.S. currency, sells foreign currency	37	$108,120	$—	$—	$—	$—	$108,120	$(963)
		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value (2)
	December 31, 2019
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	299	$156,690	$125,203	$85,603	$165,599	$1,044,315	$1,577,410	$48,596
Pay fixed, receive variable	290	$156,690	$125,203	$85,603	$165,599	$1,044,315	$1,577,410	$(48,591)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	40	$91,434	$—	$—	$—	$—	$91,434	$(81)
Buys U.S. currency, sells foreign currency	40	$91,434	$—	$—	$—	$—	$91,434	$123

(1)	The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

(2)	Beginning in 2020, the Company made an election to include accrued interest within fair value balances.

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans will likely be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The fair value of loans held for sale increased by $583,000 and $919,000 for the three month periods ended June 30, 2020 and 2019, respectively. The fair value of loans held for sale increased by $839,000 and $920,000 for the six month periods ended June 30, 2020 and 2019, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
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
The aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income was $6.1 million and $3.3 million for the three month periods ended June 30, 2020 and 2019, respectively, and $10.6 million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively.
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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	June 30 2020		December 31 2019		June 30 2020		December 31 2019
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$58,806	(3)	$23,140	(3)	$2,283	(4)	$197	(4)
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	153,347	(3)	52,374	(3)	153,351	(4)	52,369	(4)
Foreign exchange contracts	1,542		1,191		1,498		1,149
Mortgage Derivatives
Interest rate lock commitments	5,435		1,680		—		—
Forward sale loan commitments	—		—		572		12
Forward sale hedge commitments	—		—		765		196
Total derivatives not designated as hedges	160,324		55,245		156,186		53,726
Total	219,130		78,385		158,469		53,923

Netting Adjustments (5)	290		—		19,043		—
Net Derivatives on the Balance Sheet	219,420		78,385		139,426		53,923

Financial instruments (6)	58,807		24,882		58,807		24,882
Cash collateral pledged (received)	—		—		76,733		25,493
Net Derivative Amounts	$160,613		$53,503		$3,886		$3,548

(1)	All asset derivatives are located in other assets on the balance sheet.

(2)	All liability derivatives are located in other liabilities on the balance sheet.

(3)
Approximately $1.1 million and $1.9 million of accrued interest receivable is included in the fair value of the interest rate and loan level asset derivatives, respectively, as of June 30, 2020. Accrued interest receivable of approximately and $350,000 and $569,000 was excluded from the fair value of the interest rate and loan level asset derivatives, respectively, as of December 31, 2019.

(4)
Approximately $177,000 of accrued interest receivable is included in the fair value of interest rate derivative liabilities as of June 30, 2020. Approximately $2.0 million of accrued interest payable is included in the fair value of the loan level derivative liabilities as of June 30, 2020. Accrued interest payable of approximately $4,000 and $569,000 was excluded from the fair value of the interest rate and loan level derivative liabilities, respectively, as of December 31, 2019.

(5)
Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance. As displayed in the table above, derivatives that cleared through the CME were either in a net asset position or a net liability position as of June 30, 2020.

(6)	Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$197	$8,590	$23,181	$11,875
Gain reclassified from OCI into interest income or interest expense (effective portion)	$3,976	$394	$5,562	$818
Loss reclassified from OCI into noninterest expense (loss on termination)	$—	$—	$—	$—
Interest expense	$—	$—	$—	$—
Other expense	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$3	$14	$25	$27
Other expense	—	(10)	(24)	(11)
Changes in fair value of mortgage derivatives
Mortgage banking income	3,347	1,488	2,626	1,547
Total	$3,350	$1,492	$2,627	$1,563

The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $96.8 million and $26.0 million at June 30, 2020 and December 31, 2019, respectively. Although none of the contingency provisions have applied as of June 30, 2020 and December 31, 2019, the Company has posted collateral to offset the net liability exposure with institutional counterparties.

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. The Company's exposure relating to institutional counterparties was $58.8 million and $25.4 million at June 30, 2020 and December 31, 2019, respectively. The Company’s exposure relating to customer counterparties was approximately $153.3 million and $51.0 million at June 30, 2020 and December 31, 2019, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

NOTE 10 - INCOME TAXES

The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
	(Dollars in thousands)
Combined federal and state income tax provision	$7,779	$10,007	$9,927	$21,529
Effective income tax rate	23.80%	24.63%	16.12%	24.64%

The Company's provision for income taxes was $7.8 million and $10.0 million for the three months ended June 30, 2020 and 2019, respectively, and $9.9 million and $21.5 million for the six months ended June 30, 2020 and 2019, respectively. The lower tax provision for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due to a $4.7 million discrete tax benefit recognized in the first quarter of 2020. This discrete benefit was associated with revised net operating loss (NOL) carryback provisions included in the federal Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), signed into law on March 27, 2020.

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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
	June 30, 2020
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$2,541	$2,541	$—	$—
Equity securities	20,810	20,810	—	—
Securities available for sale
U.S. government agency securities	24,345	—	24,345	—
Agency mortgage-backed securities	248,805	—	248,805	—
Agency collateralized mortgage obligations	80,812	—	80,812	—
State, county, and municipal securities	1,147	—	1,147	—
Single issuer trust preferred securities issued by banks and insurers	445	—	445	—
Pooled trust preferred securities issued by banks and insurers	986	—	—	986
Small business administration pooled securities	63,977	—	63,977	—
Loans held for sale	45,395	—	45,395	—
Derivative instruments	219,130	—	219,130	—
Liabilities
Derivative instruments	158,469	—	158,469	—
Total recurring fair value measurements	$549,924	$23,351	$525,587	$986

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans	$37,419	$—	$—	$37,419
Total nonrecurring fair value measurements	$37,419	$—	$—	$37,419

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, for the periods indicated:

	Three Months Ended
	June 30
	2020	2019
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,009	$1,314
Gain and (losses) (realized/unrealized)
Included in other comprehensive income	(19)	(27)
Settlements	(4)	(6)
Ending balance	$986	$1,281

	Six Months Ended
	June 30
	2020	2019
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,114	$1,329
Gain and (losses) (realized/unrealized)
Included in other comprehensive income	(79)	(24)
Settlements	(49)	(24)
Ending balance	$986	$1,281

The following table sets forth certain unobservable inputs regarding the Company’s financial instruments that are classified as Level 3 as of the dates indicated:

	June 30 2020	December 31 2019		June 30 2020	December 31 2019	June 30 2020	December 31 2019
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$986	$1,114	Cumulative prepayment	0% - 56%	0% - 57%	2.6%	2.6%
			Cumulative default	2.0% - 100%	2% - 100%	13.3%	13.5%
			Loss given default	85% - 100%	85% - 100%	93.7%	93.6%
			Cure given default	0% - 75%	0% - 75%	60.9%	60.9%
Appraisals of collateral(1)
Individually assessed collateral dependent loans	$37,419	n/a
Collateral dependent impaired loans	n/a	$25,515

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
	June 30, 2020
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$4,025	$4,119	$—	$4,119	$—
Agency mortgage-backed securities	431,901	453,036	—	453,036	—
Agency collateralized mortgage obligations	264,675	275,035	—	275,035	—
Single issuer trust preferred securities issued by banks	1,500	1,498	—	1,498	—
Small business administration pooled securities	28,925	30,366	—	30,366	—
Loans, net of allowance for credit losses(b)	9,210,053	9,135,814	—	—	9,135,814
Federal Home Loan Bank stock(c)	15,090	15,090	—	15,090	—
Cash surrender value of life insurance policies(d)	198,124	198,124	—	198,124	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$9,624,604	$9,624,604	$—	$9,624,604	$—
Time certificates of deposits(f)	1,092,217	1,101,553	—	1,101,553	—
Federal Home Loan Bank borrowings(f)	145,770	146,068	—	146,068	—
Long-term borrowings(f)	37,433	36,317	—	36,317	—
Junior subordinated debentures(g)	62,850	66,591	—	66,591	—
Subordinated debentures(f)	49,648	47,765	—	—	47,765

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when (or as) the entity satisfies a performance obligation

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30 2020	June 30 2019	June 30 2020	June 30 2019
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$2,829	$5,080	$7,799	$9,486
Interchange fees	4,536	4,825	8,640	8,560
ATM fees	525	856	1,164	1,522
Investment management - wealth management and advisory services	6,827	6,423	13,116	12,492
Investment management - retail investments and insurance revenue	469	730	1,009	1,409
Merchant processing income	277	324	670	604
Credit card income	151	—	334	—
Other noninterest income	534	1,642	1,746	2,581
Total noninterest income in-scope of ASC 606	16,148	19,880	34,478	36,654
Total noninterest income out-of-scope of ASC 606	12,042	8,768	20,147	13,527
Total noninterest income	$28,190	$28,648	$54,625	$50,181

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

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Receivables, included in other assets	$4,347	$2,341

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

NOTE 13 - OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$2,332	$(637)	$1,695	$14,455	$(3,413)	$11,042
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	2,332	(637)	1,695	14,455	(3,413)	11,042

Change in fair value of cash flow hedges	4,250	(1,195)	3,055	37,817	(10,638)	27,179
Less: net cash flow hedge gains reclassified into interest income or interest expense	3,976	(1,118)	2,858	5,562	(1,564)	3,998
Net change in fair value of cash flow hedges	274	(77)	197	32,255	(9,074)	23,181

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(1)	—	(1)	(1,390)	391	(999)
Amortization of net actuarial losses	246	(69)	177	491	(138)	353
Amortization of net prior service costs	69	(20)	49	138	(39)	99
Net change in other comprehensive income for defined benefit postretirement plans (1)	314	(89)	225	(761)	214	(547)
Total other comprehensive income	$2,920	$(803)	$2,117	$45,949	$(12,273)	$33,676

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$5,663	$(1,269)	$4,394	$11,841	$(2,718)	$9,123
Less: net security losses reclassified into other noninterest expense	(1,462)	411	(1,051)	(1,462)	411	(1,051)
Net change in fair value of securities available for sale	7,125	(1,680)	5,445	13,303	(3,129)	10,174

Change in fair value of cash flow hedges	12,349	(3,476)	8,873	17,345	(4,882)	12,463
Less: net cash flow hedge gains reclassified into interest income or interest expense	394	(111)	283	818	(230)	588
Net change in fair value of cash flow hedges	11,955	(3,365)	8,590	16,527	(4,652)	11,875

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(11)	3	(8)	(22)	6	(16)
Amortization of net actuarial gains	(2)	—	(2)	(4)	1	(3)
Amortization of net prior service costs	69	(19)	50	138	(39)	99
Net change in other comprehensive income for defined benefit postretirement plans (1)	56	(16)	40	112	(32)	80
Total other comprehensive income	$19,136	$(5,061)	$14,075	$29,942	$(7,813)	$22,129

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2020
Beginning balance: January 1, 2020	$4,398	$16,479	$(2,708)	$18,169
Net change in other comprehensive income (loss)	11,042	23,181	(547)	33,676
Ending balance: June 30, 2020	$15,440	$39,660	$(3,255)	$51,845
	2019
Beginning balance: January 1, 2019	$(5,947)	$6,148	$(1,374)	$(1,173)
Net change in other comprehensive income (loss)	10,174	11,875	80	22,129
Ending balance: June 30, 2019	$4,227	$18,023	$(1,294)	$20,956

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
The following table summarizes the above financial instruments at the dates indicated:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to extend credit	$3,348,063	$3,337,930
Standby letters of credit	19,507	21,565
Deferred standby letter of credit fees	129	158
Loans sold with recourse	391,567	404,532

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
Other Contingencies
At June 30, 2020, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
Historically, the Bank was required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston, however the reserve requirement was reduced to zero by the Federal Reserve during the first quarter of 2020 in response to the COVID-19 pandemic, and as such there was no reserve requirement at June 30, 2020. There was also no reserve requirement balance necessary at December 31, 2019 due to cash balances held at the Federal Reserve that were in excess of reserve requirements.

NOTE 15 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.
The following table presents certain information related to the Company's investments in low income housing projects as of the dates indicated:

	June 30 2020		December 31 2019
	(Dollars in thousands)
Original investment value	$124,212		$96,275
Current recorded investment	95,958		72,510
Unfunded liability obligation	48,896		34,967
Tax credits and benefits	11,033	(1)	7,342
Amortization of investments	9,076	(2)	5,645
Net income tax benefit	1,957	(3)	1,696
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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, include, but are not limited to:

•
further weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area, including future weakening caused by the Coronavirus ("COVID-19") pandemic;

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

		Three Months Ended
	June 30 2020	March 31 2020	December 31 2019	September 30 2019	June 30 2019
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$1,174,894	$1,236,780	$1,190,670	$1,192,229	$1,213,253
Loans	9,359,648	8,916,430	8,873,639	8,913,501	8,950,787
Allowance for credit losses	(112,176)	(92,376)	(67,740)	(66,942)	(65,960)
Goodwill and other intangible assets	532,202	533,672	535,492	535,869	537,896
Total assets	13,022,500	11,980,240	11,395,165	11,538,639	11,603,199
Total deposits	10,716,821	9,416,198	9,147,367	9,326,091	9,307,915
Total borrowings	295,701	545,985	303,103	292,791	499,702
Stockholders’ equity	1,671,692	1,679,656	1,708,143	1,682,324	1,636,003
Nonperforming loans	48,814	48,040	48,049	45,702	45,294
Nonperforming assets	48,814	48,040	48,049	48,202	48,183
Income statement
Interest income	$99,965	$107,380	$113,703	$119,624	$122,144
Interest expense	8,867	13,076	13,710	15,026	16,125
Net interest income	91,098	94,304	99,993	104,598	106,019
Provision for loan losses	20,000	25,000	4,000	—	1,000
Noninterest income	28,190	26,435	33,297	31,816	28,648
Noninterest expenses	66,607	66,840	67,445	67,533	93,032
Net income	24,902	26,751	47,477	51,845	30,628
Per share data
Net income—basic	$0.76	$0.78	$1.38	$1.51	$0.89
Net income—diluted	0.76	0.78	1.38	1.51	0.89
Cash dividends declared	0.46	0.46	0.44	0.44	0.44
Book value per share	50.75	50.50	49.69	48.95	47.67
Tangible book value per share (1)	34.59	34.46	34.11	33.36	32.00
Performance ratios
Return on average assets	0.79%	0.94%	1.64%	1.78%	1.06%
Return on average common equity	5.97%	6.22%	11.06%	12.33%	7.59%
Net interest margin (on a fully tax equivalent basis)	3.25%	3.74%	3.90%	4.03%	4.09%
Equity to assets	12.84%	14.02%	14.99%	14.58%	14.10%
Dividend payout ratio	61.85%	56.54%	31.85%	29.13%	40.42%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.52%	0.54%	0.54%	0.51%	0.51%
Nonperforming assets as a percent of total assets	0.37%	0.40%	0.42%	0.42%	0.42%
Allowance for credit losses as a percent of total loans	1.20%	1.04%	0.76%	0.75%	0.74%

Allowance for credit losses as a percent of nonperforming loans	229.80%	192.29%	140.98%	146.47%	145.63%
Capital ratios
Tier 1 leverage capital ratio	9.57%	10.74%	11.28%	10.83%	10.45%
Common equity tier 1 capital ratio	12.26%	11.95%	12.86%	12.52%	12.08%
Tier 1 risk-based capital ratio	12.94%	12.60%	13.53%	13.19%	12.75%
Total risk-based capital ratio	14.73%	14.13%	14.83%	14.88%	14.42%

(1)
Represents a non-GAAP measure. For reconciliation to GAAP book value per share, see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures" below.

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company's financial position or operating results. The results for the first two quarters of 2020 were significantly impacted by $45.0 million of loan provision expense. Assumptions regarding the potential impact of the novel coronavirus ("COVID-19") pandemic were the primary driver over the elevated provision levels. The full macroeconomic impacts of the pandemic remain unknown and are continuing to unfold however, the social distancing restrictions that have been put in place for public safety have led to a decline in consumer spending, and historically high levels of unemployment, as workplaces have been forced to shut down or severely limit operations. The duration of these restrictions has varied, and restrictions may be tightened or re-instituted in the event of a resurgence of COVID-19 in a particular area, and therefore the Company is not able to provide any assurances that the Company’s earnings, asset quality, regulatory capital ratios and economic condition will not be materially adversely impacted on a short term or long term basis.

The Company has been and continues to remain committed to supporting and working with its customers as they navigate these unprecedented times. The Company is abiding by a state issued mandate requiring a temporary moratorium on foreclosures and has offered a variety of relief measures to its customers consistent with prudent banking principles and regulatory guidance. These relief measures may include: temporary deferrals of loan payments, waiving certain fees and permitting customers easier access to their deposits. The Company’s charitable foundations have engaged and will continue to engage in outreach to local communities during this difficult time and have committed funds to be made available to key nonprofits with urgent needs, such as local food banks. The Company has been an active participant in the government-sponsored Paycheck Protection Program ("PPP") loan program designed to help deploy stimulus funds to businesses within the community; funding over 5,600 loans for a total of $793.0 million through the second quarter of 2020. The Company will receive fee revenue of $26.2 million for the origination of these PPP loans.

From a capital standpoint, the Company completed a 1.5 million share repurchase buyback during the second quarter of 2020, and will closely monitor assumptions over various stress levels to guide capital management throughout the pandemic.

Interest-Earning Assets

Management’s asset strategy typically emphasizes loan growth, primarily in the commercial and home equity portfolios. The results depicted in the following table reflect the trend of the Company's interest-earning assets over the past five quarters. For the second quarter of 2020, the increase in interest-earning assets was driven primarily by an increase in commercial loan balances, reflecting the Company's PPP loan funding activity; as well as growth in cash balances attributable to elevated deposits resulting from PPP fundings and government stimulus payments.

Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and loan losses.

Funding and Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth with a management emphasis over core deposit growth to fund loans. During the second quarter of 2020, the Company realized significant growth in deposits, which increased $1.3 billion, or 13.8%, to $10.7 billion, attributable to a combination of PPP loan fundings, government stimulus programs and an overall customer focus on retaining liquidity. Though some level of decline is expected as PPP funds are utilized and stimulus money is disbursed, the inflow of deposits resulted in an enhanced liquidity position for the Company, which it used to pay down various short-term and long-term borrowings during the quarter. The following chart shows the sources of funding and the percentage of core deposits to total deposits for the trailing five quarters:

The cost of deposits for the second quarter was at 0.28%, a 20 basis point decrease when compared to the first quarter of 2020 due primarily to deposit rate reductions. The Company's net interest margin was 3.25% for the quarter ended June 30, 2020, reflecting a 49 basis point decrease from the first quarter of 2020. The table below illustrates the factors that contributed to this decline in the net interest margin for the second quarter:

Net Interest margin as of March 31, 2020	3.74%
Decreased loan yields	(0.43)%
Excess liquidity (cash) levels	(0.19)%
PPP loan activity at 1% interest rate	(0.12)%
PPP loan fee amortization	0.08%
Loan purchase accounting (fair value mark amortization/accretion)	0.03%
Decreased cost of funds	0.16%
Other	(0.02)%
Net interest margin as of June 30, 2020	3.25%

The following table shows the net interest margin and cost of deposits trends for the trailing five quarters, noting the sharp declines in the second quarter as noted above.

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

Capital

The Company's approach with respect to revenue and expense is designed to promote long-term earnings growth, which in turn contributes to capital growth. During the second quarter of 2020, the Company completed the stock repurchases under its previously announced stock repurchase program. In total over the first half of 2020, the Company repurchased 1.5 million shares under the program at a total cost of $95.1 million and an average cost per share of $63.39. The following chart shows the Company's book value and tangible book value per share over the past five quarters (see "Non-GAAP Measures" below for a reconciliation of non-GAAP measures):

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

The Company declared quarterly cash dividends of $0.46 per share for each of the first two quarters of 2020, representing an increase of 4.5% from the 2019 quarterly dividend rate of $0.44 per share.

Second Quarter 2020 Results

Net income for the second quarter of 2020 was $24.9 million, or $0.76 on a diluted earnings per share basis, and decreased 18.7% and 14.6%, respectively, as compared to $30.6 million, or $0.89 on a diluted earnings per share basis, for the prior year second quarter. Results of the second quarter of 2020 were negatively impacted by continued elevated levels of provision for credit losses which is reflective of our assumptions and expectations regarding the potential future impact of the ongoing COVID-19 pandemic, as well as a lower net interest margin as a result of the lower interest rate environment. The second quarter of 2019 included merger and acquisition costs which the Company deems to be noncore. Excluding merger and acquisition expenses, second quarter 2019 operating net income was $48.8 million. There were no such operating items for the first quarter of 2020. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

2020 Outlook

During the Company’s second quarter 2020 earnings call, the Company's Chief Financial Officer provided some near-term insights into a few key areas as follows:

•	Continued uncertainty over business activity is likely to challenge loan growth over the second half of 2020, despite strong pipelines at June 30, 2020;

•
Excluding any impact from changes in cash liquidity and PPP fee amortization, asset reinvestment into this low rate environment will likely continue to negatively impact asset yields, offset by some level of continued relief on interest expense, resulting in modest net interest margin compressing slightly over the latter half of 2020;

•
Some level of fee acceleration from closed PPP loans is anticipated over the second half of 2020, but the amounts and timing will be driven primarily by the ability of customers to utilize loan proceeds in accordance with program requirements to maximize forgiveness. Management anticipates some level of accelerated amortization in the fourth quarter of 2020;

•
The Company expects to see some declines in the elevated deposit balances observed during the second quarter over the second half of the year as PPP and other stimulus funds are utilized and disbursed;

•	With a modest pipeline of origination activity at June 30, 2020, mortgage banking income is expected to remain strong through at least the third quarter;

•
Impacts from the Durbin amendment will come into effect during the third quarter of 2020 and are expected to result in a decrease in interchange revenue of $4.5 - $5.0 million over the second half of the year;

•
Overall expenses are expected to remain relatively consistent for remainder of the year, with a focus on identifying opportunities for operational efficiency while maintaining investment in initiatives to promote long term sustainability;

•	Tax rate is expected to normalize back to approximately 24.0% - 25.0% for the remainder of the year, and;

•
Loan provision levels for the second quarter continued to reflect assumptions surrounding the impact of the COVID-19 pandemic. The provision for credit losses in the coming quarters will be highly correlated with any further deterioration of economic factors in excess of those used in the June 2020 assumptions as well as any increase in perceived loss exposure inherent in the Company's portfolio.

Due to the impacts of the COVID-19 pandemic, the Company's prior outlook and expectations for 2020 included in the Company's 2019 year-end earnings release and in its 2019 Annual Report on Form 10-K for the year ended December 31, 2019 have been withdrawn and should not be relied upon.

Non-GAAP Measures
When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for credit losses, and the impact of income taxes and other noncore items shown in the tables that follow. There are items that impact the Company's results that management believes are unrelated to its core banking business such as merger and acquisition expenses and other items. Management, therefore, computes certain non-GAAP measures including net operating earnings and operating EPS, noninterest income on an operating basis and efficiency ratio on an operating basis, which exclude items management considers to be noncore. Management believes excluding these items facilitates greater visibility into the Company’s core banking business and underlying trends that may, to some extent, be obscured by inclusion of such items.
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

The following tables summarize adjustments for noncore items for the time periods indicated below and reconcile non-GAAP measures:

	Three Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$24,902	$30,628	$0.76	$0.89
Non-GAAP adjustments
Noninterest expense components
Merger and acquisition expenses	—	24,696	—	0.72
Noncore increases to income before taxes	—	24,696	—	0.72
Net tax benefit associated with noncore items (1)	—	(6,560)	—	(0.19)
Total tax impact	$—	$(6,560)	$—	$(0.19)
Noncore increases to net income	$—	$18,136	$—	$0.53
Operating net income (Non-GAAP)	$24,902	$48,764	$0.76	$1.42

	Six Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$51,653	$65,853	$1.54	$2.11
Non-GAAP adjustments
Noninterest expense components
Merger and acquisition expenses	—	25,728	—	0.82
Noncore increases to income before taxes	—	25,728	—	0.82
Net tax benefit associated with noncore items (1)	—	(6,758)		(0.22)
Add - adjustment for tax effect of previously incurred merger and acquisition expenses	—	650	—	0.02
Noncore increases to net income	$—	$19,620	$—	$0.62
Operating net income (Non-GAAP)	$51,653	$85,473	$1.54	$2.73

(1)
The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

	Three Months Ended
	June 30 2020	March 31 2020	December 31 2019	September 30 2019	June 30 2019
	(Dollars in thousands)
Net interest income (GAAP)	$91,098	$94,304	$99,993	$104,598	$106,019	(a)

Noninterest income (GAAP)	$28,190	$26,435	$33,297	$31,816	$28,648	(b)
Less:
Gain on sale of loans	—	—	—	951	—
Noninterest income on an operating basis (Non-GAAP)	$28,190	$26,435	$33,297	$30,865	$28,648	(c)

Noninterest expense (GAAP)	$66,607	$66,840	$67,445	$67,533	$93,032	(d)
Less:
Merger and acquisition expense	—	—	—	705	24,696
Noninterest expense on an operating basis (Non-GAAP)	$66,607	$66,840	$67,445	$66,828	$68,336	(e)

Total revenue (GAAP)	$119,288	$120,739	$133,290	$136,414	$134,667	(a+b)
Total operating revenue (Non-GAAP)*	$119,288	$120,739	$133,290	$135,463	$134,667	(a+c)

Ratios
Noninterest income as a % of revenue (GAAP based)	23.63%	21.89%	24.98%	23.32%	21.27%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)*	23.63%	21.89%	24.98%	22.78%	21.27%	(c/(a+c))
Efficiency ratio (GAAP based)	55.84%	55.36%	50.60%	49.51%	69.08%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	55.84%	55.36%	50.60%	49.33%	50.74%	(e/(a+c))

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share as of the dates indicated:

	June 30 2020	March 31 2020	December 31 2019	September 30 2019	June 30 2019
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$1,671,692	$1,679,656	$1,708,143	$1,682,324	$1,636,003	(a)
Less: Goodwill and other intangibles	532,202	533,672	535,492	535,869	537,896
Tangible common equity (Non-GAAP)	1,139,490	1,145,984	1,172,651	1,146,455	1,098,107	(b)
Tangible assets
Assets (GAAP)	13,022,500	11,980,240	11,395,165	11,538,639	11,603,199	(c)
Less: Goodwill and other intangibles	532,202	533,672	535,492	535,869	537,896
Tangible assets (Non-GAAP)	$12,490,298	$11,446,568	$10,859,673	$11,002,770	$11,065,303	(d)
Common shares	32,942,110	33,260,005	34,377,388	34,366,781	34,321,061	(e)

Common equity to assets ratio (GAAP)	12.84%	14.02%	14.99%	14.58%	14.10%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	9.12%	10.01%	10.80%	10.42%	9.92%	(b/d)
Book value per share (GAAP)	$50.75	$50.50	$49.69	$48.95	$47.67	(a/e)
Tangible book value per share (Non-GAAP)	$34.59	$34.46	$34.11	$33.36	$32.00	(b/e)

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
There have been no material changes in critical accounting policies during the first six months of 2020 aside from the adoption of the CECL accounting standard effective January 1, 2020. The Company's critical accounting policy for the Allowance for Credit Losses is as follows:
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
Loans that no longer share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that are individually assessed, the Company uses either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable. The allowance is increased by provisions for credit losses and by recoveries of loans previously charged-off and is reduced by loans charged-off. For additional discussion of the Company’s methodology of assessing the adequacy of the allowance for credit losses, see Note 4, "Loans, Allowance for Credit Losses and Credit Quality" within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.
For held to maturity securities, the Company measures expected credit losses on a collective basis by major security type. Management classifies the held-to maturity portfolio into the following major security types: U.S. Government Agency, U.S. Treasury, Agency Mortgage-Backed Securities, Agency Collateralized Mortgage Obligations, Small Business Administration Pooled Securities, and Single Issuer Trust Preferred Securities. Securities in the Company's held to maturity portfolio are guaranteed by either the U.S. Federal Government or other government sponsored agencies with a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore does not estimate an allowance for credit losses on these securities.
For available for sale securities, the Company reviews any holdings in an unrealized loss position, management will first evaluate whether there is intent to sell, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security's amortized cost basis to fair value through income. For those available for sale securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, Management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. Federal Government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, the security will be written down to fair value, as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings.
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

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale, and securities which management intends to hold until maturity. Securities decreased by $15.8 million, or 1.3%, at June 30, 2020 as compared to December 31, 2019, reflecting $123.8 million of purchases offset by paydowns, called securities, and maturities. The ratio of securities to total assets was 9.02% and 10.45% at June 30, 2020 and December 31, 2019, respectively. Further details regarding the Company's analysis of expected credit losses on securities can be found in Note 3 “Securities” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. The Company originates residential loans with the intention of selling them in the secondary market or to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no losses related to mortgage repurchases for the three months ended June 30, 2020 and minimal losses during the six months ended June 30, 2020. There were no such losses during the three and six month periods ended June 30, 2019. Additionally, the Company sold residential loans with recourse totaling $10.1 million and $45.4 million during the three and six months ended June 30, 2020, respectively, and sold no such loans during the three and six month periods ended June 30, 2019.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Dollars in thousands)
Held in portfolio	$33,229	$58,323	$70,566	$89,523
Sold or held for sale in the secondary market	223,196	179,705	392,449	218,563
Total closed loans	$256,425	$238,028	$463,015	$308,086

The table below reflects additional information related to the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Dollars in thousands)
Sold with servicing rights released	$206,515	$125,186	$328,299	$164,894
Sold with servicing rights retained	10,063	23,636	45,394	23,636
Total loans sold	$216,578	$148,822	$373,693	$188,530

When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneous with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $563.0 million, $656.4 million and $567.2 million at June 30, 2020, December 31, 2019, and June 30, 2019, respectively.

The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:

Table 3 - Mortgage Servicing Asset

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$4,504	$1,374	$5,116	$1,445
Additions	91	213	424	213
Acquired portfolio	—	3,198	—	3,198
Amortization	(327)	(197)	(611)	(268)
Change in valuation allowance	(947)	(1)	(1,608)	(1)
Balance at end of period	$3,321	$4,587	$3,321	$4,587
See Note 9, “Derivative and Hedging Activities” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio The Company’s loan portfolio increased by $486.0 million during the first six months of 2020. The overall increase is primarily attributable to the Company's participation in the PPP program, which resulted in program specific loan fundings of $793.0 million during the second quarter of 2020. When excluding PPP activity, loans declined by $307.0 million or 3.46% when compared to December 31, 2019. The majority of this decline occurred in the commercial and industrial and residential portfolios, as commercial and industrial balances reflect significantly reduced line utilization across multiple products, while residential declines continue to reflect the lower rate environment driving the majority of production to be sold into the secondary market.

The Company's commercial loan portfolio is comprised primarily of commercial and industrial loans as well as commercial real estate loans. Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. As previously stated, the Company's participation in the PPP program resulted in $793.0 million in loan fundings within the commercial and industrial category during the second quarter of 2020 and comprised 39.0% of the total portfolio as of June 30, 2020. Accordingly, the composition of the portfolio by sector is skewed as compared to prior quarter amounts as the PPP loans are reflected within the various sectors below. The following pie chart shows the diversification of the commercial and industrial portfolio as of June 30, 2020:

(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$206
Largest individual commercial and industrial loan outstanding	$23,291
Commercial and industrial nonperforming loans/commercial and industrial loans	1.03%
The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of June 30, 2020:

(Dollars in thousands)
Average loan size	$1,084
Largest individual commercial real estate mortgage outstanding	$32,000
Commercial real estate nonperforming loans/commercial real estate loans	0.14%
Owner occupied commercial real estate loans/commercial real estate loans	14.5%

The Company's consumer portfolio consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Other consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $2.6 billion at June 30, 2020, as noted below:

Asset Quality    The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this assessment, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, nonperforming and/or put on nonaccrual status. In the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring ("TDR"). In addition, the Company has been offering needs based payment relief options for commercial and small business loans, residential mortgages, and home equity loans and lines of credit in response to the COVID-19 pandemic. These modifications will not be accounted for as TDRs or reflected as delinquent or non-accrual loans if the borrower was in compliance with the terms of their loans as of December 31, 2019.

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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	June 30 2020	December 31 2019	June 30 2019
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$20,736	$22,574	$24,895
Commercial real estate	6,313	3,016	833
Small business	619	311	168
Residential real estate	14,561	13,360	9,986
Home equity	6,437	6,570	6,973
Other consumer	90	61	111
Total (1)	$48,756	$45,892	$42,966
Loans past due 90 days or more but still accruing
Commercial real estate (2)	—	218	—
Residential real estate (2)	—	1,652	1,776
Home equity (2)	—	265	541
Other consumer	58	22	11
Total	$58	$2,157	$2,328
Total nonperforming loans	$48,814	$48,049	$45,294
Other real estate owned	—	—	2,889
Total nonperforming assets	$48,814	$48,049	$48,183
Nonperforming loans as a percent of gross loans	0.52%	0.54%	0.51%
Nonperforming assets as a percent of total assets	0.37%	0.42%	0.42%

(1)	Inclusive of TDRs on nonaccrual status of $24.1 million, $24.8 million, and $27.8 million at June 30, 2020, December 31, 2019, and June 30, 2019, respectively.

(2)
Represents purchased credit impaired ("PCI") loans that were accruing interest due to expectation of future cash collections. Under CECL guidance, the concept of PCI loans was eliminated and therefore not applicable for periods subsequent to the Company's adoption on January 1, 2020.

The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended		Six Months Ended
	June 30 2020	June 30 2019	June 30 2020	June 30 2019
	(Dollars in thousands)
Nonperforming assets beginning balance	$48,040	$43,331	$48,049	$45,418
New to nonperforming	8,215	4,801	14,730	6,658
Acquired nonperforming loans	—	2,317	—	2,317
Loans charged-off	(710)	(472)	(1,444)	(1,031)
Loans paid-off	(2,210)	(3,289)	(7,289)	(6,460)
Loans restored to performing status	(4,529)	(1,266)	(5,090)	(1,498)
Acquired other real estate owned	—	2,818	—	2,818
Other	8	(57)	(142)	(39)
Nonperforming assets ending balance	$48,814	$48,183	$48,814	$48,183

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 6 - Troubled Debt Restructurings

	June 30 2020	December 31 2019	June 30 2019
	(Dollars in thousands)
Performing troubled debt restructurings	$17,741	$19,599	$22,423
Nonaccrual troubled debt restructurings	24,098	24,766	27,841
Total	$41,839	$44,365	$50,264
Performing troubled debt restructurings as a % of total loans	0.19%	0.22%	0.25%
Nonaccrual troubled debt restructurings as a % of total loans	0.26%	0.28%	0.31%
Total troubled debt restructurings as a % of total loans	0.45%	0.50%	0.56%
The following table summarizes changes in TDRs for the periods indicated:
Table 7 - Activity in Troubled Debt Restructurings

	Three Months Ended		Six Months Ended
	June 30 2020	June 30 2019	June 30 2020	June 30 2019
	(Dollars in thousands)
TDRs beginning balance	$41,971	$51,961	$44,365	$53,197
New to TDR status	1,064	107	1,249	332
Paydowns	(1,196)	(1,804)	(3,797)	(3,265)
Charge-offs	—	—	22	—
TDRs ending balance	$41,839	$50,264	$41,839	$50,264
As previously noted, the Company has been offering needs based payment relief options for its customers in response to the COVID-19 pandemic. These modifications will not be accounted for as TDRs if the borrower was in compliance with their loan terms as of December 31, 2019. The following table summarizes active deferrals by modification type as of June 30, 2020:
Table 8 - Deferrals by Modification Type

	Principal and Interest	Principal Only	Interest Only	Other	Total Deferrals	Total Portfolio	% Deferral
			(Dollars in thousands)
Commercial and industrial	$55,936	$33,502	$11,089	$24,127	$124,654	$2,004,645	6.2%
Commercial real estate (1)	564,942	231,722	43,862	43,263	883,789	4,608,835	19.2%
Business Banking	13,153	4,572	889	203	18,817	170,288	11.1%
Residential real estate	112,330	2,514	2,837	—	117,681	1,431,129	8.2%
Home equity	15,213	—	13,417	—	28,630	1,120,523	2.6%
Consumer	350	—	—	—	350	24,228	1.4%
Total active deferrals as of June 30, 2020	$761,924	$272,310	$72,094	$67,593	$1,173,921	$9,359,648	12.5%
(1) Balances include commercial construction deferrals.

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs for the periods indicated:
Table 9 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Six Months Ended
	June 30 2020	June 30 2019	June 30 2020	June 30 2019
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$547	$727	$1,255	$1,292
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$710	$808	$1,411	$1,630
Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At June 30, 2020, there were 103 relationships, with an aggregate balance of $186.6 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.

In addition and as a result of the COVID-19 pandemic, management has also enhanced monitoring of loan portfolios in certain industries that could be potentially highly impacted. While management is unable to predict the full impact of all industries affected by the pandemic, there are assumptions as to which industries will be more impacted due to social distancing and other measures put in place, as well as the duration of these restrictions. Management has identified approximately $1.6 billion of loans within potentially highly impacted industries, such as Accommodations, Food Services, Retail Trade, Health Care & Social Assistance, Other Services (except Public Administration), Arts, Entertainments & Recreation, Transportation & Warehousing, as well as Educational Services. Loss exposure within these industries is mitigated by a number of factors such as collateral values, loan-to-value ratios, and other key indicators, however, some degree of credit loss is expected and has been incorporated into the allowance for credit loss recognition under the CECL model.

The table below provides total outstanding balances of commercial loans as of the dates indicated within industries that could potentially be highly impacted by the COVID-19 pandemic:

Table 10 - Highly Impacted COVID-19 Industries - Details

	June 30, 2020	March 31, 2020
	(Dollars in thousands)
Accommodations
Balance	$414,723	$411,384
Average borrower loan size	$4,083	$4,100
% secured by real estate	99.5%	98.0%
Weighted average loan to value	53.5%	54.8%
Other information:
– The accommodation portfolio consists of 71 properties representing a combination of flagged (61%) and non-flagged (39%) hotels, motels and inns.
– Approximately 90% of the balances outstanding are secured by properties located within New England states with the largest concentration in Massachusetts (60%).

Food Services
Balance	$164,467	$155,415
Average borrower loan size	$430	$388
% secured by real estate	59.8%	61.3%
Weighted average loan to value	49.9%	46.7%
Other information:
– The food services portfolio includes full-service restaurants (66%), limited service restaurants and fast food (32%), and other types of food service (caterers, bars, mobile food service 2%).

Retail Trade
Balance	$490,137	$526,711
Average borrower loan size	$473	$466
% secured by real estate	44.9%	43.1%
Weighted average loan to value	54.1%	54.0%
Other information:
– The retail trade portfolio consists broadly of food and beverage stores (40%), motor vehicle and parts dealers (26%), gasoline stations (14%), and all other retailers account for (20%).
– Collateral for these loans varies and may consist of real estate, motor vehicles inventories, other types of inventories and general business assets.

Health Care and Social Assistance
Balance	$185,295	$206,484
Average borrower loan size	$641	$652
% secured by real estate	73.8%	69.7%
Weighted average loan to value	46.3%	46.9%
Other information:
– The healthcare portfolio consists of nursing and residential care facilities (38%), ambulatory care (29%), social assistance (20%) and hospitals (13%).

Other Services (except Public Administration)
Balance	$153,009	$160,159
Average borrower loan size	$261	$272
% secured by real estate	49.1%	49.1%
Weighted average loan to value	47.4%	46.5%
Other information:
–
The other services portfolio consists of various for-profit and not-for-profit services diversified across religious, civic and social service organizations (44%), repair and maintenance business (30%) and personal services, including car washes, beauty salons, laundry services, funeral homes, pet care and other types of services (26%).

Arts, Entertainment, and Recreation
Balance	$96,640	$88,202
Average borrower loan size	$764	$737
% secured by real estate	83.7%	82.8%
Weighted average loan to value	47.5%	44.0%
Other information:
–
Amusement, gambling and recreational industries make up a majority of this category (95%) and include amusement/theme parks, bowling centers, fitness centers, golf courses, marinas, and other recreational industries. Other industries including museums, performing arts, and spectator sports account for the remaining outstanding balances (5%).

Transportation and Warehousing
Balance	$77,354	$84,805
Average borrower loan size	$557	$611
% secured by real estate	61.9%	56.0%
Weighted average loan to value	53.0%	52.2%
Other information:
–
The transportation and warehousing portfolio consists of warehousing and storage (55%), transit, ground passenger transportation and truck transportation (36%) and other transportation related activities (9%).

Educational Services
Balance	$45,720	$44,922
Average borrower loan size	$623	$598
% secured by real estate	86.7%	89.5%
Weighted average loan to value	33.3%	31.8%
Other information:
–
The educational services portfolio consists of elementary and secondary schools (46%), colleges and universities (38%) and other types of for profit and not-for-profit educational and training schools (16%).

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
The balance of allowance for credit losses of $112.2 million as of June 30, 2020, represents an increase of $44.4 million, or 65.5%, in comparison to the implementation balances at January 1, 2020, an increase of $19.8 million, or 21.4% compared to March 31, 2020. This increase in the allowance during the first half of the year was primarily driven by anticipated credit deterioration due to the ongoing COVID-19 pandemic, which resulted in the Company recording a $20.0 million and $45.0 million provision for credit losses for the three and six months ending June 30, 2020.
The Company utilizes forecasted data to run its quantitative model and continued to use a more severe outlook at June 30, 2020 as compared to the baseline forecast that was used to calculate opening balances on January 1, 2020. In determining the Company's allowance for credit losses as of June 30, 2020, the economic outlook included certain assumptions related to the COVID-19 pandemic as it has had a meaningful impact to the economy. The underlying assumptions related to the Company's economic forecast included items such as, unemployment rates peaking late 2021, federal funds rates hold steady near 0% until 2022 and an expectation that no sustained economic recovery will occur until 2022.
In addition, the provision was qualitatively adjusted upward to ensure coverage for these potentially highly impacted relationships as management performed detailed analysis consisting of a review of maximum levels of historic loss given default ("LGD") and stressed probability of default ("PD") scenarios for loans that were deemed to be more at risk within the industries that are potentially highly impacted by the COVID-19 pandemic. As a result of this review and analysis, the qualitative overlay was adjusted upwards to ensure that the estimated losses as of June 30, 2020 are reflective of the current COVID-19 environment. Refer to Note 4, "Loans, Allowance for Credit Losses and Credit Quality" within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof for further details surrounding the Company's adoption of CECL, related accounting policy updates and full disclosures under the new standard.

The following table summarizes changes in the allowance for credit losses and other selected statistics for the periods presented:

Table 11 - Summary of Changes in the Allowance for Credit Losses

	Three Months Ended
	June 30 2020	March 31 2020	December 31 2019	September 30 2019	June 30 2019
	(Dollars in thousands)
Average total loans	$9,311,877	$8,871,346	$8,877,072	$8,897,794	$9,046,591
Allowance for credit losses, beginning of period	$92,376	$67,740	$66,942	$65,960	$65,140
Cumulative effect accounting adjustment (1)	—	(1,137)	—	—	—
Cumulative effect accounting adjustment (2)	—	1,157	—	—	—
Charged-off loans
Commercial and industrial	—	—	244	—	—
Commercial real estate	—	—	2,532	82	—
Small business	36	109	190	125	49
Home equity	4	138	28	28	71
Other consumer	670	487	473	472	352
Total charged-off loans	710	734	3,467	707	472
Recoveries on loans previously charged-off
Commercial and industrial	4	42	4	1,003	—
Commercial real estate	—	—	—	106	13
Small business	3	3	14	61	20
Residential real estate	—	1	1	140	—
Home equity	95	58	40	194	18
Other consumer	408	246	206	185	241
Total recoveries	510	350	265	1,689	292
Net loans charged-off (recovered)
Commercial and industrial	(4)	(42)	240	(1,003)	—
Commercial real estate	—	—	2,532	(24)	(13)
Small business	33	106	176	64	29
Residential real estate	—	(1)	(1)	(140)	—
Home equity	(91)	80	(12)	(166)	53
Other consumer	262	241	267	287	111
Total net loans charged-off (recovered)	200	384	3,202	(982)	180
Provision for credit losses	20,000	25,000	4,000	—	1,000
Total allowance for credit losses, end of period	$112,176	$92,376	$67,740	$66,942	$65,960
Net loans charged-off/(recovered) as a percent of average total loans (annualized)	0.01%	0.02%	0.14%	(0.04)%	0.01%
Allowance for credit losses as a percent of total loans	1.20%	1.04%	0.76%	0.75%	0.74%
Allowance for credit losses as a percent of nonperforming loans	229.80%	192.29%	140.98%	146.47%	145.63%

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 12 - Summary of Allocation of Allowance for Credit Losses

	June 30 2020		January 1 2020		December 31 2019
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$25,662	21.4%	$15,659	15.7%	$17,594	15.7%
Commercial real estate	36,956	43.5%	20,224	45.1%	32,935	45.1%
Commercial construction	4,501	5.7%	2,401	6.2%	6,053	6.2%
Small business	4,561	1.8%	2,241	2.0%	1,746	2.0%
Residential real estate	15,046	15.3%	13,691	17.9%	3,440	17.9%
Home equity	24,860	12.0%	12,907	12.8%	5,576	12.8%
Other consumer	590	0.3%	637	0.3%	396	0.3%
Total allowance for credit losses	$112,176	100.0%	$67,760	100.0%	$67,740	100.0%
As a result of the initial adoption of CECL on January 1, 2020, the total allowance amount did not change materially, although allocation of these amounts by category did change. These changes are due to the new model that incorporates estimates of loss for the life of the loan, and therefore requiring higher reserves for loans with longer anticipated lives. The increase from adoption to June 30, 2020 is largely driven by the downturn of the economy in response to the impact of the COVID-19 pandemic and the resulting changes to the model inputs, as well as additional qualitative adjustments required for relationships in industries that are highly impacted by social distancing business closures and other mandated government requirements in response to the COVID-19 pandemic.
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
For additional information regarding the Company’s allowance for credit losses, see Note 4 "Loans, Allowance for Credit Losses and Credit Quality" and Note 5, “Loans and Allowance for Loan Losses” within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof.
Federal Home Loan Bank Stock The Bank held an investment in FHLB stock of $15.1 million and $14.4 million at June 30, 2020 and December 31, 2019, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.
Goodwill and Other Intangible Assets Goodwill and other intangible assets were $532.2 million and $535.5 million as of June 30, 2020 and December 31, 2019, respectively. The decrease was due to amortization of definite-lived intangibles.
The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. The COVID-19 global pandemic commencing during the first quarter of 2020 has resulted in significant levels of volatility in the capital markets and presents heightened uncertainty surrounding the future impact to operations of the Company and its customers. Given these conditions, the Company identified this impact from the pandemic as a triggering event warranting an interim test for impairment at both March 31, 2020 and June 30, 2020. Accordingly, the Company performed impairment tests as of such dates and determined that there was no impairment of its goodwill. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company also considered the impact of COVID-19 as it pertains to these intangible assets, and determined that there was no indication of impairment related to other intangible assets as of June 30, 2020.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $198.1 million and $197.4 million at June 30, 2020 and December 31, 2019, respectively. The Company recorded tax exempt income from life insurance policies of $1.3 million for both the three months ended June 30, 2020 and 2019, respectively, and $2.6 million and $2.3 million for the six month periods ended June 30, 2020 and 2019, respectively. Also during the three and six months ended June 30, 2020 the Company recorded gains on life insurance benefits of $335,000 and $692,000, respectively, and there were no such gains during the three and six months ended June 30, 2019.
Deposits As of June 30, 2020, total deposits were $10.7 billion, representing a $1.6 billion, or 17.2%, increase from December 31, 2019, as a combination of PPP loan fundings, government stimulus programs and a customer focus on retaining liquidity led to strong growth during the six months ended June 30, 2020. The total cost of deposits was 0.28% and 0.49% for the three months ended June 30, 2020 and 2019, respectively and 0.37% and 0.44% for the six months ended June 30, 2020 and 2019, respectively. Core deposits represented 87.32% of total deposits as of June 30, 2020.
The Company also participates in the Promontory Interfinancial Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market, and amounted to $250.0 million and $211.2 million at June 30, 2020 and December 31, 2019, respectively. In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the Promontory Interfinancial Network, which amounted to $72.0 million and $281.6 million at June 30, 2020 and December 31, 2019, respectively.

Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings decreased by $7.4 million, or 2.4%, at June 30, 2020, as compared to December 31, 2019. During the first quarter, the Company entered into $300.0 million in short-term advances from the Federal Home Loan Bank ("FHLB"). Subsequently, during the second quarter the Company made a $200.0 million prepayment on these FHLB borrowings, resulting in a prepayment penalty of $389,000. Additionally, during the second quarter, the Company paid down $37.5 million of its long-term line of credit.
The following table presents the components of borrowings as of the dates indicated:
Table 13 - Borrowings

	June 30 2020	December 31 2019

Federal Home Loan Bank borrowings	$145,770	$115,748
Long-term borrowings	37,433	74,906
Junior subordinated debentures	62,850	62,848
Subordinated debentures	49,648	49,601
Total borrowings	$295,701	$303,103
Additionally, the Bank had $4.2 billion and $4.0 billion of assets pledged as collateral against borrowings at June 30, 2020 and December 31, 2019, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On June 18, 2020, the Company’s Board of Directors declared a cash dividend of $0.46 per share to stockholders of record as of the close of business on June 29, 2020. This dividend was paid on July 10, 2020.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At June 30, 2020 and December 31, 2019, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:

Table 14 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	June 30, 2020
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$13,287,442	14.73%	$721,576	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	1,105,834	12.26%	405,887	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	1,166,834	12.94%	541,182	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	1,166,834	9.57%	487,919	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$1,255,961	13.94%	$720,949	≥	8.0%	$901,186	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	1,143,935	12.69%	405,534	≥	4.5%	585,771	≥	6.5%
Tier 1 capital (to risk weighted assets)	1,143,935	12.69%	540,711	≥	6.0%	720,949	≥	8.0%
Tier 1 capital (to average assets)	1,143,935	9.38%	487,813	≥	4.0%	609,767	≥	5.0%
	December 31, 2019
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$1,352,341	14.83%	$729,291	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	1,171,963	12.86%	410,226	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	1,232,963	13.53%	546,969	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	1,232,963	11.28%	437,271	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$1,275,611	14.00%	$728,868	≥	8.0%	$911,085	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	1,205,740	13.23%	409,988	≥	4.5%	592,205	≥	6.5%
Tier 1 capital (to risk weighted assets)	1,205,740	13.23%	546,651	≥	6.0%	728,868	≥	8.0%
Tier 1 capital (to average assets)	1,205,740	11.06%	435,886	≥	4.0%	544,857	≥	5.0%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At June 30, 2020, the Company's capital levels exceeded the buffer.
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company totaled $95.2 million and $27.8 million for the three months ended June 30, 2020 and 2019, respectively, and totaled $123.6 million and $57.7 million for the six months ended June 30, 2020 and 2019, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At both June 30, 2020 and December 31, 2019 there was $61.0 million in trust preferred securities which have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Common Stock Repurchase Program On October 17, 2019, the Company put into place a share repurchase program with the ability to repurchase up to 1.5 million shares of the Company's common stock. The program allowed for repurchases to be made from time to time on the open market and in privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. During the first half of 2020, the full 1.5 million shares were repurchased at a total cost of $95.1 million, or an average cost per share of $63.39.
Investment Management As of June 30, 2020, the Rockland Trust Investment Management Group had assets under administration of $4.4 billion, representing 6,118 trust, fiduciary, and agency accounts. At December 31, 2019, assets under administration were $4.6 billion, representing approximately 6,108 trust, fiduciary, and agency accounts. The decline in value reflects the overall market decline driven primarily by investor response to the COVID-19 pandemic during the year, including a sharp decline in the U.S. stock market during the first quarter, followed by a period of market recovery during the second quarter, along with an outflow of custody accounts which also contributed to the decrease in value. Included in these amounts as of June 30, 2020 and December 31, 2019 are assets under administration of $330.2 million and $342.2 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group was $6.8 million and $6.4 million for the three months ended June 30, 2020 and 2019, respectively, and $13.1 million and $12.5 million for the six months ended June 30, 2020 and 2019, respectively.
Retail investments and insurance revenue were $469,000 and $729,000 for the three months ended June 30, 2020 and 2019, respectively, and $1.0 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively.
Retail investments and insurance revenue include commission revenue from LPL Financial (“LPL”) and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., which offers the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other broker general agents for the purpose of processing insurance solutions for clients.

RESULTS OF OPERATIONS
The following table provides a summary of results of operations for the three and six months ended June 30, 2020 and 2019:
Table 15 - Summary of Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Net income	$24,902	$30,628	$51,653	$65,853
Diluted earnings per share	$0.76	$0.89	$1.54	$2.11
Return on average assets	0.79%	1.06%	0.86%	1.30%
Return on average equity	5.97%	7.59%	6.10%	9.80%
Net interest margin	3.25%	4.09%	3.48%	4.12%

The Company's results of operations were impacted by a compressed net interest margin, along with elevated provision for credit losses recognized during the first half of 2020. The provision of $45.0 million recorded during the six months ended June 30, 2020 was driven by assumptions regarding future losses that contemplate the impact of the COVID-19 pandemic.
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the second quarter of 2020 was $91.3 million, representing a decrease of $14.9 million, or 14.1%, when compared to the second quarter of 2019, primarily due to the negative impact of a lower interest rate environment and mix of interest earnings assets. For the six months ended June 30, 2020 the net interest income FTE was $185.9 million, representing a decrease of $3.1 million, or 1.6%, primarily due to the negative impact of a lower interest rate environment and mix of interest earning assets, partially offset by the year-to-date impact of the Blue Hills Bancorp, Inc. ("BHB") acquisition, which closed in the second quarter of 2019.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and six months ending June 30, 2020 and 2019. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 16 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended June 30
	2020			2019
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$724,634	$132	0.07%	$104,157	$647	2.49%
Securities
Securities - trading	2,393	—	—%	1,894	—	—%
Securities - taxable investments	1,206,631	7,831	2.61%	1,240,509	8,521	2.76%
Securities - nontaxable investments (1)	1,145	11	3.86%	1,739	17	3.92%
Total securities	$1,210,169	$7,842	2.61%	$1,244,142	$8,538	2.75%
Loans held for sale	50,613	359	2.85%	15,710	40	1.02%
Loans (2)
Commercial and industrial (1)	1,914,830	17,363	3.65%	1,405,693	20,960	5.98%
Commercial real estate (1)	4,051,342	42,371	4.21%	4,091,335	50,860	4.99%
Commercial construction	538,767	5,314	3.97%	460,921	7,265	6.32%
Small business	174,438	2,388	5.51%	166,440	2,610	6.29%
Total commercial	6,679,377	67,436	4.06%	6,124,389	81,695	5.35%
Residential real estate	1,474,495	13,801	3.76%	1,746,723	17,475	4.01%
Home equity	1,133,034	10,132	3.60%	1,146,066	13,313	4.66%
Total consumer real estate	2,607,529	23,933	3.69%	2,892,789	30,788	4.27%
Other consumer	24,971	500	8.05%	29,413	683	9.31%
Total loans	$9,311,877	$91,869	3.97%	$9,046,591	$113,166	5.02%
Total interest-earning assets	$11,297,293	$100,202	3.57%	$10,410,600	$122,391	4.72%
Cash and due from banks	119,692			125,507
Federal Home Loan Bank stock	23,175			22,161
Other assets	1,287,620			1,041,346
Total assets	$12,727,780			$11,599,614
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$3,679,729	$1,101	0.12%	$3,205,512	$2,175	0.27%
Money market	1,972,986	1,377	0.28%	1,975,900	4,440	0.90%
Time deposits	1,186,189	4,549	1.54%	1,375,726	4,563	1.33%
Total interest-bearing deposits	$6,838,904	$7,027	0.41%	$6,557,138	$11,178	0.68%
Borrowings
Federal Home Loan Bank borrowings	$339,393	$433	0.51%	$372,260	$2,373	2.56%
Line of credit	—	—	—%	8,636	83	3.85%
Long-term borrowings	71,629	343	1.93%	74,932	745	3.99%
Junior subordinated debentures	62,849	446	2.85%	71,508	701	3.93%
Subordinated debentures	49,635	618	5.01%	84,294	1,045	4.97%

Total borrowings	$523,506	$1,840	1.41%	$611,630	$4,947	3.24%
Total interest-bearing liabilities	$7,362,410	$8,867	0.48%	$7,168,768	$16,125	0.90%
Noninterest bearing demand deposits	3,371,262			2,641,470
Other liabilities	315,979			171,703
Total liabilities	$11,049,651			$9,981,941
Stockholders' equity	1,678,129			1,617,673
Total liabilities and stockholders' equity	$12,727,780			$11,599,614
Net interest income (1)		$91,335			$106,266
Interest rate spread (3)			3.09%			3.82%
Net interest margin (4)			3.25%			4.09%
Supplemental information
Total deposits, including demand deposits	$10,210,166	$7,027		$9,198,608	$11,178
Cost of total deposits			0.28%			0.49%
Total funding liabilities, including demand deposits	$10,733,672	$8,867		$9,810,238	$16,125
Cost of total funding liabilities			0.33%			0.66%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $237,000 and $247,000 for the three months ended June 30, 2020 and 2019, respectively. The FTE adjustment relates to tax exempt income relating to securities with average balances of $1.1 million and $1.7 million and tax exempt income relating to loans with average balances of $82.0 million and $85.4 million, for the three months ended June 30, 2020 and 2019, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 17 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Six Months Ended June 30
	2020			2019
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$398,593	$292	0.15%	$86,673	$1,073	2.50%
Securities
Securities - trading	2,328	—	—%	1,756	—	—%
Securities - taxable investments	1,198,298	15,788	2.65%	1,163,058	15,986	2.77%
Securities - nontaxable investments (1)	1,191	23	3.88%	1,738	34	3.94%
Total securities	$1,201,817	$15,811	2.65%	$1,166,552	$16,020	2.77%
Loans held for sale	39,329	591	3.02%	9,611	71	1.49%
Loans (2)
Commercial and industrial (1)	1,659,014	34,303	4.16%	1,260,562	35,400	5.66%
Commercial real estate (1)	4,031,734	88,222	4.40%	3,668,191	90,090	4.95%
Commercial construction	547,254	12,215	4.49%	424,034	12,882	6.13%
Small business	174,553	4,950	5.70%	165,910	5,094	6.19%
Total commercial	6,412,555	139,690	4.38%	5,518,697	143,466	5.24%
Residential real estate	1,517,667	28,420	3.77%	1,339,099	27,022	4.07%
Home equity	1,134,983	21,959	3.89%	1,116,507	25,488	4.60%
Total consumer real estate	2,652,650	50,379	3.82%	2,455,606	52,510	4.31%
Other consumer	26,406	1,072	8.16%	22,787	996	8.81%
Total loans	$9,091,611	$191,141	4.23%	$7,997,090	$196,972	4.97%
Total interest-earning assets	$10,731,350	$207,835	3.89%	$9,259,926	$214,136	4.66%
Cash and due from banks	121,199			115,407
Federal Home Loan Bank stock	18,937			16,958
Other assets	1,227,199			830,474
Total assets	$12,098,685			$10,222,765
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$3,475,223	$3,035	0.18%	$3,049,430	$4,129	0.27%
Money market	1,922,495	4,550	0.48%	1,721,439	7,159	0.84%
Time deposits	1,266,540	10,334	1.64%	1,048,223	6,918	1.33%
Total interest-bearing deposits	$6,664,258	$17,919	0.54%	$5,819,092	$18,206	0.63%
Borrowings
Federal Home Loan Bank borrowings	$235,309	$961	0.82%	$243,296	$3,083	2.56%
Line of credit	—	—	—%	5,446	104	3.85%
Long-term borrowings	73,271	904	2.48%	39,329	777	3.98%
Junior subordinated debentures	62,849	924	2.96%	72,393	1,385	3.86%
Subordinated debentures	49,623	1,235	5.00%	64,595	1,588	4.96%
Total borrowings	$421,052	$4,024	1.92%	$425,059	$6,937	3.29%
Total interest-bearing liabilities	$7,085,310	$21,943	0.62%	$6,244,151	$25,143	0.81%
Noninterest bearing demand deposits	3,025,990			2,480,235

Other liabilities	283,724			142,856
Total liabilities	$10,395,024			$8,867,242
Stockholders' equity	1,703,661			1,355,523
Total liabilities and stockholders' equity	$12,098,685			$10,222,765
Net interest income (1)		$185,892			$188,993
Interest rate spread (3)			3.27%			3.85%
Net interest margin (4)			3.48%			4.12%
Supplemental information
Total deposit, including demand deposits	$9,690,248	$17,919		$8,299,327	$18,206
Cost of total deposits			0.37%			0.44%
Total funding liabilities, including demand deposits	$10,111,300	$21,943		$8,724,386	$25,143
Cost of total funding liabilities			0.44%			0.58%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $490,000 and $449,000 for the six months ended June 30, 2020 and 2019, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $1.2 million and $1.7 million and tax exempt income relating to loans with average balances of $83.8 million and $75.3 million for the six months ended June 30, 2020 and 2019, respectively.

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

Table 18 - Volume Rate Analysis

	Three Months Ended June 30			Six Months Ended June 30
	2020 Compared To 2019			2020 Compared To 2019
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$(4,369)	$3,854	$(515)	$(4,643)	$3,862	$(781)
Securities
Securities - taxable investments	(457)	(233)	(690)	(682)	484	(198)
Securities - nontaxable investments (1)	—	(6)	(6)	—	(11)	(11)
Total securities			(696)			(209)
Loans held for sale	230	89	319	300	220	520
Loans
Commercial and industrial (1)	(11,189)	7,592	(3,597)	(12,287)	11,190	(1,097)
Commercial real estate (1)	(7,992)	(497)	(8,489)	(10,797)	8,929	(1,868)
Commercial construction	(3,178)	1,227	(1,951)	(4,410)	3,743	(667)
Small business	(347)	125	(222)	(409)	265	(144)
Total commercial			(14,259)			(3,776)
Residential real estate	(951)	(2,723)	(3,674)	(2,205)	3,603	1,398
Home equity	(3,030)	(151)	(3,181)	(3,951)	422	(3,529)
Total consumer real estate			(6,855)			(2,131)
Other consumer	(80)	(103)	(183)	(82)	158	76
Total loans (1)(2)			(21,297)			(5,831)
Total income of interest-earning assets			$(22,189)			$(6,301)
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(1,396)	$322	$(1,074)	$(1,671)	$577	$(1,094)
Money market	(3,056)	(7)	(3,063)	(3,445)	836	(2,609)
Time certificates of deposits	615	(629)	(14)	1,975	1,441	3,416
Total interest bearing deposits			(4,151)			(287)
Borrowings
Federal Home Loan Bank borrowings	(1,730)	(210)	(1,940)	(2,021)	(101)	(2,122)
Line of Credit	—	(83)	(83)	—	(104)	(104)
Long-term borrowings	(369)	(33)	(402)	(544)	671	127
Junior subordinated debentures	(170)	(85)	(255)	(278)	(183)	(461)
Subordinated debentures	3	(430)	(427)	15	(368)	(353)
Total borrowings			(3,107)			(2,913)
Total expense of interest-bearing liabilities			(7,258)			(3,200)
Change in net interest income			$(14,931)			$(3,101)

(1)	The table above reflects income determined on a FTE basis. See footnote (1) to tables 16 and 17 for the related adjustments.

(2)	Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an appropriate level of allowance for credit losses. The provision for credit losses was $20.0 million and $45.0 million during the three and six months ended June 30, 2020, respectively, as compared to $1.0 million and $2.0 million for the comparable year-ago periods. The elevated provision for credit losses during the three and six months ended June 30, 2020 was calculated under the newly adopted CECL methodology, which became effective January 1, 2020, and was driven primarily by anticipated loan losses related to the COVID-19 pandemic. The Company’s allowance for credit losses, as a percentage of total loans, was 1.20% at June 30, 2020, 0.76% at December 31, 2019, and 0.74% at June 30, 2019. The Company recorded net charge-offs of $200,000 and $584,000 for the three and six months ended June 30, 2020, respectively, as compared to net charge-offs of $180,000 and $333,000 for the three and six months ended June 30, 2019, respectively. Please refer to Note 4 "Loans, Allowance for Credit Losses and Credit Quality" within Condensed Notes to Consolidated Financial Statements included in Item 1 hereof, for further details surrounding the Company's accounting policies under the CECL standard and primary drivers of the provision for credit losses during the periods.

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 19 - Noninterest Income

	Three Months Ended
	June 30		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Deposit account fees	$2,829	$5,080	$(2,251)	(44.31)%
Interchange and ATM fees	5,214	5,794	(580)	(10.01)%
Investment management	7,296	7,153	143	2.00%
Mortgage banking income	5,005	3,410	1,595	46.77%
Gain on life insurance benefits	335	—	335	100.00%
Increase in cash surrender value of life insurance policies	1,312	1,296	16	1.23%
Unrealized gain on sale of equity securities	1,386	441	945	214.29%
Loan level derivative income	2,864	932	1,932	207.30%
Other noninterest income	1,949	4,542	(2,593)	(57.09)%
Total	$28,190	$28,648	$(458)	(1.60)%

	Six Months Ended
	June 30		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Deposit account fees	$7,799	$9,486	$(1,687)	(17.78)%
Interchange and ATM fees	10,110	10,310	(200)	(1.94)%
Investment management	14,125	13,901	224	1.61%
Mortgage banking income	5,866	4,216	1,650	39.14%
Gain on life insurance benefits	692	—	692	100.00%
Increase in cash surrender value of life insurance policies	2,588	2,268	320	14.11%
Unrealized gain on sale of equity securities	1,386	1,345	41	3.05%
Loan level derivative income	6,461	1,573	4,888	310.74%
Other noninterest income	5,598	7,082	(1,484)	(20.95)%
Total	$54,625	$50,181	$4,444	8.86%

The primary reasons for the variances in the noninterest income categories shown in the preceding table include:

•	Deposit account fees decreased, driven by reductions in overdraft fees, particularly during the second quarter as customers benefited from government stimulus payments.

•	Interchange and ATM fees have decreased reflecting overall decreases in consumer spending when compared to prior year as customers focus on retaining liquidity amid the COVID-19 pandemic.

•
Investment management income increased compared to the quarter and year ago period. Assets under administration were approximately $4.4 billion and $4.2 billion as of June 30, 2020 and 2019, respectively, with the current year asset values being subject to significant general stock market volatility associated with the COVID-19 pandemic.

•	Mortgage banking income increased due to increased volume when compared to the same periods in 2019.

•
The Company received proceeds on life insurance policies during the first half of 2020 resulting in gains of $335,000 and $692,000 for the three and six months ended June 30, 2020, respectively. There were no such gains during the first half of 2019.

•	The increase in cash surrender value of life insurance policies for the year to date periods is primarily due to policies obtained from the BHB acquisition, which closed in the second quarter of 2019.

•	Loan level derivative income increased as a result of higher customer demand.

•
Other noninterest income decreased during the three months ended June 30, 2020, mainly due to decreases in investment income, business credit card interchange, a decrease in the gain on sale of loans and reductions in FHLB dividend income. The six month decline in noninterest income is due to decreases in investment income, a decrease in gains recognized on the sale of loans, a reductions in FHLB dividend income and business credit card fees, partially offset by income on called securities,1031 exchange income, and unused line fees.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 20 - Noninterest Expense

	Three Months Ended
	June 30		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$37,269	$38,852	$(1,583)	(4.07)%
Occupancy and equipment expenses	9,273	8,424	849	10.08%
Data processing & facilities management	1,459	2,042	(583)	(28.55)%
FDIC assessment	503	778	(275)	(35.35)%
Advertising expense	787	1,282	(495)	(38.61)%
Consulting expense	1,603	1,384	219	15.82%
Core deposit amortization	1,433	1,572	(139)	(8.84)%
Loss on sale of securities	—	1,462	(1,462)	(100.00)%
Merger and acquisition expenses	—	24,696	(24,696)	(100.00)%
Software maintenance	1,780	1,363	417	30.59%
Other noninterest expenses	12,500	11,177	1,323	11.84%
Total	$66,607	$93,032	$(26,425)	(28.40)%

	Six Months Ended
	June 30		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$74,618	$71,969	$2,649	3.68%
Occupancy and equipment expenses	18,590	15,554	3,036	19.52%
Data processing & facilities management	3,117	3,368	(251)	(7.45)%
FDIC assessment	503	1,394	(891)	(63.92)%
Advertising expense	1,892	2,495	(603)	(24.17)%
Consulting expense	2,939	2,148	791	36.82%
Core deposit amortization	2,964	2,429	535	22.03%
Loss on sale of securities	—	1,462	(1,462)	(100.00)%
Merger and acquisition expenses	—	25,728	(25,728)	(100.00)%
Software maintenance	3,465	2,528	937	37.06%
Other noninterest expenses	25,359	20,268	5,091	25.12%
Total	$133,447	$149,343	$(15,896)	(10.64)%

The primary reasons for the variances in the noninterest expense categories shown in the preceding table include:

•
The decrease in salaries and employee benefits for the three months ended June 30, 2020 is due to lower incentive compensation costs and decreased commissions, partially offset by increases in general salary costs, retirement costs, and payroll taxes. The increase for the six months ended June 30, 2020 reflects overall increases in the employee base, due to the BHB acquisition which occurred on April 1, 2019, along with increases in retirement benefit costs, offset somewhat by decreases in incentive compensation.

•
Occupancy and equipment expenses increased for the three and six months ended June 30, 2020 due to the full six month impact of the acquired BHB branch network and costs attributable to the Company's infrastructure expenses in response to the COVID-19 pandemic.

•	Data processing and facilities management decreased due to timing of certain initiatives and system upgrades.

•
FDIC assessment decreased for both the three and six months ended June 30, 2020, in comparison to the same periods in 2019. During the first half of 2020, the Company benefited from small bank assessment credits allocated in conjunction with the Deposit Insurance Fund's attainment of a 1.38 percent reserve ratio. No such credits were recognized during the comparable periods in 2019.

•	Consulting expense increased in conjunction with the Company's overall growth and implementation of strategic initiatives and COVID-19 related projects.

•	The core deposit amortization increased year-to-date due to additional core deposit intangibles associated with the BHB acquisition.

•
The merger and acquisition expense in 2019 is primarily attributable to the BHB acquisition. The majority of these costs include legal, professional fees, and integration costs. There were no merger and acquisition costs during the first half of 2020.

•	Software maintenance increased during 2020 due to the Company's continued investment in its technology infrastructure.

•
The increase in other noninterest expenses for the three months ended June 30, 2020 is primarily due to increases in retail branch traffic control, prepayment fees on borrowings, COVID-19 related supplies, investment management systems and other miscellaneous expenses, partially offset by decreases in the reserve for unfunded commitments. During the six months ended June 30, 2020, other noninterest expenses increased mainly due to retail branch traffic control, recruitment expenses, prepayment on borrowings, investment management systems, loss on the sale of fixed assets, subscriptions expense, COVID-19 related supplies, appraisals, debit card expense and other miscellaneous expenses, partially offset by decreases in the provision for unfunded commitments and mortgage operations expense.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 21 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
	(Dollars in thousands)
Combined federal and state income tax provision	$7,779	$10,007	$9,927	$21,529
Effective income tax rate	23.80%	24.63%	16.12%	24.64%
Blended statutory tax rate	27.88%	28.23%	27.88%	28.23%

The Company’s effective tax rate in 2020 is lower as compared to the year ago period due to the impact of discrete items, which are subject to fluctuation year over year.  The current year-to-date discrete tax amounts include a benefit of $4.7 million associated with the net operating loss (NOL) carryback provision of the CARES Act.  The NOL was generated in relation to the BHB acquisition.  Additionally, the Company fully realized tax credit benefits from the New Market Tax Credit program as of December 31, 2019 and therefore, the current year effective tax rate reflects no benefit from these particular credits.  The effective tax rates in the table above are lower than the blended statutory tax rates due to the aforementioned discrete items as well as certain tax preference assets such as life insurance policies, tax exempt bonds, and federal tax credits. The Company’s blended statutory tax rate for the current quarter is comparable to the year ago period.

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2037, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $124.2 million, of which $75.3 million has been funded as of June 30, 2020. It is expected that the limited partnership investments will generate a net tax benefit of approximately $2.0 million for the full calendar year of 2020 and a total of $16.0 million over the remaining life of the investments from the combination of the tax credits and operating losses.
Risk Management

The Board of Directors and Management have identified significant risks which affect the Company, including credit risk, market risk, liquidity risk, price risk, operations risk, cybersecurity risk, consumer compliance risk, reputation risk, and strategic risk. The Board of Directors has approved an Enterprise Risk Management Policy, and Management has adopted a Risk Appetite Statement that addresses each risk category.  Management reviews key risks and their mitigation on an ongoing basis and provides regular enterprise risk management reports to the Board of Directors. The Board of Directors, with the assistance of the Board’s Risk Committee, oversees Management’s enterprise risk assessment and management.
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
The Company quantifies its interest rate exposures using net interest income simulation models, as well as simpler gap analysis, and an Economic Value of Equity analysis. Key assumptions in these simulation analyses relate to behavior of interest rates and behavior of the Company’s deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities) and the life and sensitivity of non-maturity deposits (e.g., demand deposit, negotiable order of withdrawal, savings, and money market accounts). In the case of prepayment of mortgage assets, assumptions are derived from published dealer median prepayment estimates for comparable mortgage loans. The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, interest rate sensitivity of loans cannot be determined exactly and actual behavior may differ from assumption.
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
The results of all scenarios and the impact to net interest income are outlined in the table below:
Table 22 - Interest Rate Sensitivity

	June 30
	2020			2019
	Year 1	(1)	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(1.1)%		(7.6)%	(3.3)%	(5.9)%
+100	5.5%		3.2%	2.8%	4.5%
+200	11.5%		11.9%	5.2%	8.4%
+300	18.0%		20.7%	7.5%	12.2%
+400	24.1%		29.1%	9.7%	16.0%

Gradual rate shifts (basis points)
-100 over 12 months	0.1%		(7.0)%	(1.5)%	(5.0)%
+200 over 12 months	5.2%		9.6%	2.4%	7.1%
+400 over 24 months	5.2%		16.0%	2.4%	9.0%

Alternative scenarios
Yield Curve Twist	1.5%		4.4%	0.8%	5.0%

(1)	Baseline scenarios assume approximately 50% of PPP loans will be completely amortized or paid off during year 1.

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

The most significant factors affecting market risk exposure of the Company’s net interest income during the six months ended June 30, 2020 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate and LIBOR rates, and the interest rates being offered on long-term fixed rate loans. Additionally, the full economic impact of the COVID-19 pandemic on these factors remains uncertain.

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
Management maintains an Asset Liability Committee to manage liquidity risk. The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB, less short-term liabilities relative to total assets, was within policy limits at June 30, 2020. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 23 - Sources of Liquidity

	June 30, 2020		December 31, 2019
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$145,770	$1,382,260	$115,748	$1,557,559
Federal Reserve Bank of Boston (2)	—	1,282,611	—	954,748
Unpledged Securities	—	718,569	—	790,304
Line of Credit	—	50,000	—	50,000
Long-term borrowing (3)	37,433	—	74,906	—
Junior subordinated debentures (3)	62,850	—	62,848	—
Subordinated debt (3)	49,648	—	49,601	—
Reciprocal deposits (3)	250,034	—	211,213	—
Brokered deposits (3)	72,020	—	281,773	—
	$617,755	$3,433,440	$796,089	$3,352,611

(1)
Loans with a carrying value of $2.3 billion and $2.5 billion at June 30, 2020 and December 31, 2019, respectively, have been pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.

(2)
Loans with a carrying value of $1.8 billion and $1.5 billion at June 30, 2020 and December 31, 2019, respectively, have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.

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
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet financial instruments during the three months ended June 30, 2020.
See Note 9, "Derivative and Hedging Activities" and Note 14, "Commitments and Contingencies" within Condensed Notes to Consolidated Financial Statements included in Item 1 for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended June 30, 2020.
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
Changes in Internal Controls over Financial Reporting. There were no changes in the Company's internal controls over financial reporting that occurred during the second quarter of 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company has not experienced any material impact to the Company’s internal controls over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal controls to minimize the impact to their design and operating effectiveness.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At June 30, 2020, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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
The duration, extent, and severity of the pandemic and any resurgences. COVID-19 has not yet been contained and could affect significantly more households and businesses. The duration and severity of the pandemic, including the potential for a seasonal or other resurgence after the initial containment, continue to be impossible to predict. Following any containment, there is also substantial uncertainty surrounding the pace of economic recovery and the return of business and consumer confidence.
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
During the first half of 2020, the most notable impact to the Company's results of operations was a higher provision expense for credit losses. The Company's provision expense was $45.0 million during the first half of 2020, compared to $2.0 million for the first half of 2019. With the continued spread of COVID-19 in the United States, the Company's forecast of macroeconomic conditions and operating results including expected lifetime credit losses on the Company's loan portfolio is subject to meaningful uncertainty.
Governments have taken unprecedented steps to partially mitigate the adverse effects of their containment measures. For example, on March 27, 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy. The FRB has taken decisive and sweeping actions as well. Since March 15, 2020, these have included a reduction in the target range for the federal funds rate to 0 to 25 basis points, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, and numerous facilities to support the flow of credit to households and businesses.
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
As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company is subject to additional risks of litigation from its customers or other parties regarding the processing of loans for the PPP and risks that the U.S. Small Business Administration (“SBA”) may not fund some or all PPP loan guaranties, which could have a significant adverse impact on the Company's business, financial position, results of operations, and prospects.

The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. On April 16, 2020, the SBA notified lenders that the original $349.0 billion of funding under the PPP was exhausted, and on April 24, 2020, Congress allocated an additional $310.0 billion to the program. The Company participated as a lender in both rounds of the PPP. Through the second quarter of 2020, the Company has made over 5,600 PPP loans for a total of $793.0 million. In part because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was and continues to be some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company and is not resolved in a manner favorable to the Company, it may result in significant financial liability or adversely affect the Company's reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on the Company's business, financial position, results of operations and prospects.

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
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2020:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program (2)
Period
April 1 to April 30, 2020	333,681	$65.65	333,077	—
May 1 to May 31, 2020	82	$56.36	—	—
June 1 to June 30, 2020	814	$71.75	—	—
Total	334,577	$65.67	333,077

(1)
Other than the 333,077 shares purchased under its share repurchase program, shares purchased related to the surrendering of shares in connection with the exercise and/or vesting of equity compensation grants to satisfy related tax withholding obligations was 604 shares in April 2020, 82 shares in May 2020, and 814 shares in June 2020.

(2)
On October 17, 2019, the Company announced that its Board of Directors authorized a share repurchase program of up to 1.5 million shares of the Company's common stock. 333,077 shares were repurchased under the program in April 2020 which represented the balance of the 1.5 million shares. Accordingly, the share repurchase program was terminated.

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
INDEPENDENT BANK CORP.
(registrant)

August 6, 2020	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

August 6, 2020	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)