Form 10-Q
period 2020-09-30
INDEPENDENT BANK CORP
filed 2020-11-05
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of November 4, 2020, there were 32,965,121 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	September 30 2020	December 31 2019
Assets
Cash and due from banks	$125,103	$114,686
Interest-earning deposits with banks	1,142,934	36,288
Securities
Trading	2,612	2,179
Equity	21,119	21,261
Available for sale (amortized cost $404,159 and $420,703)	423,478	426,424
Held to maturity (fair value $690,467 and $753,263)	659,573	740,806
Total securities	1,106,782	1,190,670
Loans held for sale (at fair value)	54,713	33,307
Loans
Commercial and industrial	2,062,345	1,395,036
Commercial real estate	4,125,464	4,002,359
Commercial construction	573,334	547,293
Small business	167,632	174,497
Residential real estate	1,352,305	1,590,569
Home equity - first position	643,187	649,255
Home equity - subordinate positions	457,867	484,543
Other consumer	23,059	30,087
Total loans	9,405,193	8,873,639
Less: allowance for credit losses	(115,625)	(67,740)
Net loans	9,289,568	8,805,899
Federal Home Loan Bank stock	15,090	14,424
Bank premises and equipment, net	121,816	123,674
Goodwill	506,206	506,206
Other intangible assets	24,543	29,286
Cash surrender value of life insurance policies	199,453	197,372
Other assets	587,457	343,353
Total assets	$13,173,665	$11,395,165
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$3,715,528	$2,662,591
Savings and interest checking accounts	3,912,703	3,232,909
Money market	2,164,436	1,856,552
Time certificates of deposit of $100,000 and over	570,068	663,645
Other time certificates of deposits	488,573	731,670
Total deposits	10,851,308	9,147,367
Borrowings
Federal Home Loan Bank borrowings	145,765	115,748
Long-term borrowings (less unamortized debt issuance costs of $53 and $94)	37,447	74,906

Junior subordinated debentures (less unamortized debt issuance costs of $38and $40)	62,850	62,848
Subordinated debentures (less unamortized debt issuance costs of $328 and $399)	49,672	49,601
Total borrowings	295,734	303,103
Other liabilities	336,899	236,552
Total liabilities	11,483,941	9,687,022
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 32,955,547 shares at September 30, 2020 and 34,377,388 shares at December 31, 2019 (includes 137,457 and 147,184 shares of unvested participating restricted stock awards, respectively)	328	342
Value of shares held in rabbi trust at cost: 135,111 shares at September 30, 2020 and 143,820 shares at December 31, 2019	(4,712)	(4,735)
Deferred compensation and other retirement benefit obligations	4,712	4,735
Additional paid in capital	944,218	1,035,450
Retained earnings	696,546	654,182
Accumulated other comprehensive income, net of tax	48,632	18,169
Total stockholders’ equity	1,689,724	1,708,143
Total liabilities and stockholders' equity	$13,173,665	$11,395,165
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Interest income
Interest and fees on loans	$90,112	$110,205	$280,768	$306,736
Taxable interest and dividends on securities	7,218	8,269	23,006	24,255
Nontaxable interest and dividends on securities	9	14	27	40
Interest on loans held for sale	326	456	917	527
Interest on federal funds sold and short-term investments	254	680	546	1,753
Total interest and dividend income	97,919	119,624	305,264	333,311
Interest expense
Interest on deposits	5,432	11,846	23,351	30,052
Interest on borrowings	1,604	3,180	5,628	10,117
Total interest expense	7,036	15,026	28,979	40,169
Net interest income	90,883	104,598	276,285	293,142
Provision for credit losses	7,500	—	52,500	2,000
Net interest income after provision for credit losses	83,383	104,598	223,785	291,142
Noninterest income
Deposit account fees	3,428	5,299	11,227	14,785
Interchange and ATM fees	3,044	6,137	13,154	16,447
Investment management	7,571	7,188	21,696	21,089
Mortgage banking income	7,704	3,968	13,570	8,184
Increase in cash surrender value of life insurance policies	1,314	1,304	3,902	3,572
Gain on life insurance benefits	—	434	692	434
Loan level derivative income	2,457	2,739	8,918	4,312
Other noninterest income	3,829	4,747	10,813	13,174
Total noninterest income	29,347	31,816	83,972	81,997
Noninterest expenses
Salaries and employee benefits	38,409	39,432	113,027	111,401
Occupancy and equipment expenses	9,273	8,555	27,863	24,109
Data processing and facilities management	1,567	1,515	4,684	4,883
FDIC assessment	1,034	—	1,537	1,394
Advertising expense	1,215	1,417	3,107	3,912
Consulting expense	1,305	1,338	4,244	3,486
Core deposit amortization	1,428	1,567	4,392	3,996
Loss on sale of securities	—	—	—	1,462
Loss on termination of derivatives	684	—	684	—
Merger and acquisition expense	—	705	—	26,433
Software maintenance	1,753	1,385	5,218	3,913
Other noninterest expenses	9,990	11,619	35,349	31,887
Total noninterest expenses	66,658	67,533	200,105	216,876
Income before income taxes	46,072	68,881	107,652	156,263
Provision for income taxes	11,199	17,036	21,126	38,565
Net income	$34,873	$51,845	$86,526	$117,698
Basic earnings per share	$1.06	$1.51	$2.59	$3.65
Diluted earnings per share	$1.06	$1.51	$2.59	$3.64
Weighted average common shares (basic)	32,951,918	34,361,176	33,358,879	32,283,196
Common share equivalents	24,758	39,390	27,871	45,416
Weighted average common shares (diluted)	32,976,676	34,400,566	33,386,750	32,328,612
Cash dividends declared per common share	$0.46	$0.44	$1.38	$1.32
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Net income	$34,873	$51,845	$86,526	$117,698
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	(709)	2,175	10,333	12,349
Net change in fair value of cash flow hedges	(2,729)	3,030	20,452	14,905
Net change in other comprehensive income for defined benefit postretirement plans	225	41	(322)	121
Total other comprehensive income (loss)	(3,213)	5,246	30,463	27,375
Total comprehensive income	$31,660	$57,091	$116,989	$145,073
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2020 and 2019
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance June 30, 2020	32,942,110	$328	$(4,649)	$4,649	$942,685	$676,834	$51,845	$1,671,692
Net income	—	—	—	—	—	34,873	—	34,873
Other comprehensive loss	—	—	—	—	—	—	(3,213)	(3,213)
Common dividend declared ($0.46 per share)	—	—	—	—	—	(15,161)	—	(15,161)
Proceeds from exercise of stock options, net of cash paid	5,000	—	—	—	140	—	—	140
Stock based compensation	—	—	—	—	868	—	—	868
Restricted stock awards issued, net of awards surrendered	(43)	—	—	—	(3)	—	—	(3)
Shares issued under direct stock purchase plan	8,480	—	—	—	528	—	—	528
Deferred compensation and other retirement benefit obligations	—	—	(63)	63	—	—	—	—
Balance September 30, 2020	32,955,547	$328	$(4,712)	$4,712	$944,218	$696,546	$48,632	$1,689,724

Balance June 30, 2019	34,321,061	$342	$(4,648)	$4,648	$1,029,594	$585,111	$20,956	$1,636,003
Net income	—	—	—	—	—	51,845	—	51,845
Other comprehensive income	—	—	—	—	—	—	5,246	5,246
Common dividend declared ($0.44 per share)	—	—	—	—	—	(15,125)	—	(15,125)
Common stock issued for acquisition	—	—	—	—	—	—	—	—
Proceeds from exercise of stock options, net of cash paid	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	981	—	—	981
Restricted stock awards issued, net of awards surrendered	(43)	(1)	—	—	(3)	—	—	(4)
Shares issued under direct stock purchase plan	45,763	1	—	—	3,377	—	—	3,378
Deferred compensation and other retirement benefit obligations	—	—	(65)	65	—	—	—	—
Balance September 30, 2019	34,366,781	$342	$(4,713)	$4,713	$1,033,949	$621,831	$26,202	$1,682,324

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2020 and 2019
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2019	34,377,388	$342	$(4,735)	$4,735	$1,035,450	$654,182	$18,169	$1,708,143
Cumulative effect accounting adjustment (1)	—	—	—	—	—	1,553	—	1,553
Net income	—	—	—	—	—	86,526	—	86,526
Other comprehensive income	—	—	—	—	—	—	30,463	30,463
Common dividend declared ($1.38 per share)	—	—	—	—	—	(45,715)	—	(45,715)
Proceeds from exercise of stock options, net of cash paid	5,873	—	—	—	114	—	—	114
Stock based compensation	—	—	—	—	3,297	—	—	3,297
Restricted stock awards issued, net of awards surrendered	49,249	1	—	—	(1,187)	—	—	(1,186)
Shares issued under direct stock purchase plan	23,037	—	—	—	1,620	—	—	1,620
Shares repurchased under share repurchase program	(1,500,000)	(15)	—	—	(95,076)	—	—	(95,091)
Deferred compensation and other retirement benefit obligations	—	—	23	(23)	—	—	—	—
Balance September 30, 2020	32,955,547	$328	$(4,712)	$4,712	$944,218	$696,546	$48,632	$1,689,724

Balance December 31, 2018	28,080,408	$279	$(4,718)	$4,718	$527,648	$546,736	$(1,173)	$1,073,490
Net income	—	—	—	—	—	117,698	—	117,698
Other comprehensive income	—	—	—	—	—	—	27,375	27,375
Common dividend declared ($1.32 per share)	—	—	—	—	—	(42,603)	—	(42,603)
Common stock issued for acquisition	6,166,010	61	—	—	499,632	—	—	499,693
Proceeds from exercise of stock options, net of cash paid	11,000	—	—	—	281	—	—	281
Stock based compensation	—	—	—	—	3,413	—	—	3,413
Restricted stock awards issued, net of awards surrendered	50,431	1	—	—	(1,436)	—	—	(1,435)
Shares issued under direct stock purchase plan	58,932	1	—	—	4,411	—	—	4,412
Deferred compensation and other retirement benefit obligations	—	—	5	(5)	—	—	—	—
Balance September 30, 2019	34,366,781	$342	$(4,713)	$4,713	$1,033,949	$621,831	$26,202	$1,682,324
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

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Nine Months Ended
	September 30
	2020	2019
Cash flow from operating activities
Net income	$86,526	$117,698
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,071	13,919
Change in unamortized net loan costs and premiums	(9,406)	(7,262)
Provision for credit losses	52,500	2,000
Deferred income tax expense	2,802	171
Net (gain) loss on equity securities	107	(1,562)
Net loss on sale of securities	—	1,462
Net loss on bank premises and equipment	363	180
Loss on termination of derivatives	684	—
Net loss on other real estate owned and foreclosed assets	—	389
Realized gain on sale leaseback transaction	(433)	(433)
Stock based compensation	3,297	3,413
Increase in cash surrender value of life insurance policies	(3,902)	(3,572)
Gain on life insurance benefits	(692)	(434)
Operating lease payments	(8,899)	(7,798)
Change in fair value on loans held for sale	(1,252)	(1,192)
Net change in:
Trading assets	(433)	(459)
Loans held for sale	(20,154)	37,672
Other assets	(200,520)	(57,624)
Other liabilities	89,164	40,668
Total adjustments	(75,703)	19,538
Net cash provided by operating activities	10,823	137,236
Cash flows used in investing activities
Proceeds from sales of equity securities	—	1,461
Purchases of equity securities	(331)	(356)
Proceeds from sales of securities available for sale	—	45,863
Proceeds from maturities and principal repayments of securities available for sale	74,898	35,770
Purchases of securities available for sale	(58,704)	(16,230)
Proceeds from maturities and principal repayments of securities held to maturity	176,841	87,313
Purchases of securities held to maturity	(95,017)	(56,937)
Net redemption (purchases) of Federal Home Loan Bank stock	(666)	18,344
Investments in low income housing projects	(15,586)	(3,549)
Purchases of life insurance policies	(116)	(115)
Proceeds from life insurance policies	2,629	3,162
Net increase in loans	(525,626)	(11,668)
Net cash paid in business combinations	—	(105,264)
Purchases of bank premises and equipment	(8,283)	(11,753)
Proceeds from the sale of bank premises and equipment	283	17

Payments on early termination of hedging relationship	(684)	—
Net cash used in investing activities	(450,362)	(13,942)
Cash flows provided by (used in) financing activities
Net increase (decrease) in time deposits	(336,289)	28,113
Net increase (decrease) in other deposits	2,040,615	(56,714)
Net advances (repayments) of short-term Federal Home Loan Bank borrowings	55,000	(177,046)
Repayments of long-term Federal Home Loan Bank borrowings	(25,000)	(25,000)
Proceeds from line of credit, net of issuance costs	—	49,980
Repayment of line of credit, net of issuance costs	—	(49,980)
Proceeds from (repayments of) long-term debt, net of issuance costs	(37,500)	74,867
Repayments of junior subordinated debentures, net of issuance costs	—	(13,329)
Proceeds from subordinated debentures, net of issuance costs	—	49,526
Net proceeds from exercise of stock options	114	281
Restricted stock awards issued, net of awards surrendered	(1,186)	(1,435)
Proceeds from shares issued under direct stock purchase plan	1,620	4,412
Payments for shares repurchased under share repurchase program	(95,091)	—
Common dividends paid	(45,681)	(38,152)
Net cash provided by (used in) financing activities	1,556,602	(154,477)
Net increase (decrease) in cash and cash equivalents	1,117,063	(31,183)
Cash and cash equivalents at beginning of year	150,974	250,455
Cash and cash equivalents at end of period	$1,268,037	$219,272
Supplemental schedule of noncash activities
Net increase in capital commitments relating to low income housing project investments	$28,027	$15,740
Initial recognition of operating leases upon adoption of Accounting Standards Update 2016-02 (1)	$—	$32,777
Right-of-use assets obtained in exchange for new lease obligations	$7,693	$7,593
In conjunction with the Company's acquisitions, assets were acquired and liabilities were assumed as follows:
Common stock issued for acquisition	$—	$499,693
Fair value of assets acquired, net of cash acquired	$—	$2,711,067
Fair value of liabilities assumed	$—	$2,106,110
(1)Represents adjustment needed to reflect the opening balance of the Company's Right of Use ("ROU") assets and lease liabilities pursuant to the adoption of Accounting Standards Update 2016-02 effective January 1, 2019. Upon adoption, the Company recognized on its balance sheet ROU assets of approximately $32.8 million, with a corresponding operating lease liability of approximately $34.1 million, with an adjustment to remove the Company's existing deferred rent liability of approximately $1.3 million.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

    Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments - Credit Losses" Update No. 2016-13. The standard was issued in June 2016 and has been amended three times by the FASB (collectively, the "updates"). The purpose of the updates is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, these updates replace the incurred loss impairment methodology in current GAAP with a methodology, referred to as the current expected credit losses ("CECL") methodology, which reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updates affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted the CECL standard effective January 1, 2020.
The Company adopted the standard using the modified retrospective method for all financial assets measured at amortized cost, net investment in leases and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under the CECL standard, while prior period results are presented under standards previously applicable under GAAP. The cumulative effect of the Company's adoption resulted in an immaterial increase to retained earnings as of the January 1, 2020 adoption date. This transition adjustment was a result of the change in allowance methodology, including the impact to the reserve on unfunded commitments resulting from the application of new guidance under CECL, as well as the day one gross-up of purchased credit deteriorated ("PCD") assets. The standard was adopted using the prospective transition approach for PCD assets that were previously classified as purchased credit impaired ("PCI") assets. As prescribed by the standard, management did not reassess whether PCI assets met the criteria of PCD assets at the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect estimated credit losses, with the remaining non-credit related discount, calculated based on the adjusted amortized cost, and will be accreted into interest income on a straight line basis over the remaining contractual term of the asset. See Note 3 - "Securities" and Note 4 - "Loans, Allowance for Credit Losses and Credit Quality" for further details surrounding the Company's adoption of CECL, related accounting policy updates and full disclosures required under the standard.

    FASB ASC Topic 848 "Reference Rate Reform" Update No. 2020-04. Update No. 2020-04 was issued in March 2020 to provide optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The amendments will not apply to contract modifications made and hedging relationship entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022 and do not apply to contract modifications made after December 31, 2022. The Company has not yet adopted the amendments in this update and is currently in the process of reviewing its contracts and existing processes in order to assess the risks and potential impact of the transition away from LIBOR.
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
Trading Securities
The Company had trading securities of $2.6 million and $2.2 million as of September 30, 2020 and December 31, 2019, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s nonqualified 401(k) Restoration Plan and Nonqualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $21.1 million and $21.3 million as of September 30, 2020 and December 31, 2019, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

The following table represents a summary of the gains and losses that relate to equity securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
	Dollars in thousands
Net gains (losses) recognized during the period on equity securities	$308	$211	(107)	1,562
Less: net gains recognized during the period on equity securities sold during the period	—	—	6	6
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$308	$211	$(113)	$1,556
Available for Sale Securities
The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	September 30, 2020					December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$22,475	$1,798	$—	$—	$24,273	$32,473	$642	$—	$33,115
Agency mortgage-backed securities	220,150	10,471	(1)	—	230,620	243,548	3,456	(4)	247,000
Agency collateralized mortgage obligations	98,657	3,539	(119)	—	102,077	87,305	1,225	(19)	88,511
State, county, and municipal securities	1,125	20	—	—	1,145	1,377	19	—	1,396
Single issuer trust preferred securities issued by banks	489	—	(20)	—	469	488	5	—	493
Pooled trust preferred securities issued by banks and insurers	1,433	—	(412)	—	1,021	1,488	—	(374)	1,114
Small business administration pooled securities	59,830	4,043	—	—	63,873	54,024	771	—	54,795
Total available for sale securities	$404,159	$19,871	$(552)	$—	$423,478	$420,703	$6,118	$(397)	$426,424

The Company did not record an allowance for estimated credit losses on any available for sale securities during the three and nine months ended September 30, 2020. Excluded from the table above is accrued interest on available for sale securities of $1.4 million as of September 30, 2020, which is included within other assets on the consolidated balance sheet. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities during the three and nine months ended September 30, 2020. No securities held by the Company were delinquent on contractual payments as of September 30, 2020, nor were any securities placed on non-accrual status during the three or nine months then ended.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three or nine months ended September 30, 2020, and therefore no gains or losses were realized during the periods presented. The Company had no sales of securities available for sale during the three months ended September 30, 2019 and recorded realized losses of $1.5 million on sales of securities available for sale during the nine months ended September 30, 2019.

The following table shows the gross unrealized losses and fair value of the Company’s available for sale securities which are in an unrealized loss position, and for which the Company has not recorded an allowance for credit losses as of September 30, 2020. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2020
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	2	399	(1)	—	—	399	(1)
Agency collateralized mortgage obligations	2	27,269	(119)	—	—	27,269	(119)
Single issuer trust preferred securities issued by banks and insurers	1	469	(20)	—	—	469	(20)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,021	(412)	1,021	(412)
Total impaired available for sale securities	6	$28,137	$(140)	$1,021	$(412)	$29,158	$(552)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. As a result, the Company did not recognize an allowance for credit losses on these investments during the three or nine months ended September 30, 2020. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at September 30, 2020:
•Agency Mortgage-Backed Securities and Agency Collateralized Mortgage Obligations: These portfolios have contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. Government or one of its agencies.
•Single Issuer Trust Preferred Securities: This portfolio consists of one security, which is investment grade. The unrealized loss on this security is attributable to the illiquid nature of the trust preferred market in the current economic environment. Management evaluates various financial metrics for the issuer, including regulatory capital ratios of the issuer.
•Pooled Trust Preferred Securities: This portfolio consists of one below investment grade security which is performing. The unrealized loss on this security is attributable to the illiquid nature of the trust preferred market in the current economic and regulatory environment. Management evaluates collateral credit and instrument structure, including current and expected deferral and default rates and timing. In addition, discount rates are determined by evaluating comparable spreads observed currently in the market for similar instruments.

Held to Maturity Securities

The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	September 30, 2020					December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$—	$—	$—	$—	$—	$12,874	$123	$—	$12,997
U.S. Treasury securities	4,021	79	—	—	4,100	4,032	21	—	4,053
Agency mortgage-backed securities	388,106	19,687	—	—	407,793	397,414	8,445	(57)	405,802
Agency collateralized mortgage obligations	237,380	9,557	—	—	246,937	293,662	4,501	(849)	297,314
Single issuer trust preferred securities issued by banks	1,500	—	(2)	—	1,498	1,500	—	(10)	1,490
Small business administration pooled securities	28,566	1,573	—	—	30,139	31,324	338	(55)	31,607
Total held to maturity securities	$659,573	$30,896	$(2)	$—	$690,467	$740,806	$13,428	$(971)	$753,263
The Company did not record an allowance for estimated credit losses on any held to maturity securities during the three and nine months ended September 30, 2020. Excluded from the table above is accrued interest on held to maturity securities of $1.7 million as of September 30, 2020, which is included within other assets on the consolidated balance sheet. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities during the three and nine months ended September 30, 2020. No securities held by the Company were delinquent on contractual payments as of September 30, 2020, nor were any securities placed on non-accrual status during the three and nine months then ended.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three and nine months ended September 30, 2020 and 2019, and therefore no gains or losses were realized during the periods presented.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of September 30, 2020, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of September 30, 2020 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$10,001	$10,288	$12,474	$13,985	$—	$—	$22,475	$24,273
Agency mortgage-backed securities	—	—	71,624	73,773	38,956	41,956	109,570	114,891	220,150	230,620
Agency collateralized mortgage obligations	—	—	—	—	—	—	98,657	102,077	98,657	102,077
State, county, and municipal securities	515	516	420	422	190	207	—	—	1,125	1,145
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	489	469	489	469
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,433	1,021	1,433	1,021
Small business administration pooled securities	—	—	—	—	—	—	59,830	63,873	59,830	63,873
Total available for sale securities	$515	$516	$82,045	$84,483	$51,620	$56,148	$269,979	$282,331	$404,159	$423,478
Held to maturity securities
U.S. Treasury securities	$1,001	$1,019	$3,020	$3,081	$—	$—	$—	$—	$4,021	$4,100
Agency mortgage-backed securities	8,510	8,574	1,458	1,509	53,530	56,289	324,608	341,421	388,106	407,793
Agency collateralized mortgage obligations	—	—	—	—	—	—	237,380	246,937	237,380	246,937
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,498	—	—	1,500	1,498
Small business administration pooled securities	—	—	—	—	—	—	28,566	30,139	28,566	30,139
Total held to maturity securities	$9,511	$9,593	$4,478	$4,590	$55,030	$57,787	$590,554	$618,497	$659,573	$690,467
Total	$10,026	$10,109	$86,523	$89,073	$106,650	$113,935	$860,533	$900,828	$1,063,732	$1,113,945
Included in the table above are $3.9 million of callable securities at September 30, 2020.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $417.1 million and $375.5 million at September 30, 2020 and December 31, 2019, respectively.
At September 30, 2020 and December 31, 2019, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

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
 As a general rule, loans 90 days or more past due with respect to principal or interest are classified as nonaccrual loans, or sooner if management considers such action to be prudent. However, loans that are 90 days or more past due may be kept on an accruing status if the loan is well secured and in the process of collection. The Company may also put a junior lien mortgage on nonaccrual status as a result of delinquency with respect to the first position, which is held by the Bank or by another financial institution, while the junior lien is currently performing. Income accruals are suspended on all nonaccrual loans in a timely manner and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for credit losses. When doubt exists as to the collectability of a loan, any payments received are applied to reduce the amortized cost of the loan to the extent necessary to eliminate such doubt. For all loan portfolios, a charge-off occurs when the Company determines that a specific loan, or portion thereof, is uncollectible.  This determination is made based on management's review of specific facts and circumstances of the individual loan, including assessing the viability of the customer’s business or project as a going concern, the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform.
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
Under the CECL methodology, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The quantitative model utilizes a factor based approach to estimate expected credit losses using Probability of Default ("PD"), Loss Given Default ("LGD") and Exposure at Default ("EAD"), which are derived from internal historical default and loss experience. The model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the Company's historical long-run average. Management has determined a reasonable and supportable period of 12 months, and a straight line reversion period of 6 months, to be appropriate for purposes of estimating expected credit losses. The qualitative risk factors impacting the expected risk of loss within the portfolio include the following:
•Lending policies and procedures
•Economic and business conditions
•Nature and volume of loans
•Changes in management
•Changes in credit quality
•Changes in loan review system
•Changes to underlying collateral values
•Concentrations of credit risk
•Other external factors
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
Under the CECL standard, the concept of PCI assets was effectively replaced with purchased credit deteriorated ("PCD") assets, the balances of which should be treated in a manner consistent with loans held for investment for purposes of estimating an allowance for credit losses. As a result, upon the Company's adoption of CECL on January 1, 2020, loan balances previously classified as PCI assets were re-classified as PCD assets and have been prospectively accounted for in accordance with the standard. See Note 2 - Recent Accounting Standards Updates for further discussion surrounding the day one impact associated with adoption of CECL as it relates to PCI assets.

Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended September 30, 2020
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$25,662	$36,956	$4,501	$4,561	$15,046	$24,860	$590	$112,176
Charge-offs	(185)	(3,885)	—	(49)	—	—	(185)	(4,304)
Recoveries	1	9	—	2	1	21	219	253
Provision for credit loss expense	2,741	6,306	709	79	(884)	(1,309)	(142)	7,500
Ending balance (1)	$28,219	$39,386	$5,210	$4,593	$14,163	$23,572	$482	$115,625

	Nine Months Ended September 30, 2020
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance, pre adoption of Topic 326	$17,594	$32,935	$6,053	$1,746	$3,440	$5,576	$396	$67,740
Cumulative effect accounting adjustment (2)	(1,984)	(13,048)	(3,652)	495	9,828	7,012	212	(1,137)
Cumulative effect accounting adjustment (3)	49	337	—	—	423	319	29	1,157
Charge-offs	(185)	(3,885)	—	(194)	—	(142)	(1,342)	(5,748)
Recoveries	47	9	—	8	2	174	873	1,113
Provision for credit loss expense	12,698	23,038	2,809	2,538	470	10,633	314	52,500
Ending balance (1)	$28,219	$39,386	$5,210	$4,593	$14,163	$23,572	$482	$115,625
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $36.7 million as of September 30, 2020.
(2)Represents adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment represents a $1.1 million decrease to the allowance attributable to the change in accounting methodology for estimating the allowance for credit losses resulting from the Company's adoption of the standard.
(3)Represents adjustment needed to reflect the day one reclassification of the Company's PCI loan balances to PCD and the associated gross-up, pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment represents a $1.2 million increase to the allowance resulting from the day one reclassification.
The balance of allowance for credit losses of $115.6 million as of September 30, 2020 represents an increase of $47.9 million, or 70.6%, in comparison to the implementation balances at January 1, 2020, and an increase of $3.4 million, or 3.1% compared to June 30, 2020. These increases in the allowance were primarily driven by anticipated credit deterioration caused by the COVID-19 pandemic. During the third quarter, conditions surrounding the credit environment and expectations for future loss estimates did not change significantly in comparison to the previous quarter. As a result, the third quarter provision for credit losses of $7.5 million reflects a decrease from the $25.0 million and $20.0 million recorded during the first and second quarters, respectively. While management is unable to know with certainty the direct, indirect, and future impacts of the COVID-19 pandemic, it is expected that the pandemic will have a material adverse impact on future losses across a broad range of loan segments.  As such, the provision for credit loss recognized in 2020 reflects increased reserve allocations to loan segments that are considered to have elevated loss exposure associated with the COVID-19 pandemic.  These loan segments primarily include commercial relationships within industries that are subject to mandated closures and capacity limits that will potentially impede the borrowers’ ability to make loan payments, including loans in the following industry sections: Accommodations, Food Services, Retail Trade, Recreation and Entertainment, and Other Services (excluding Public Administration).  In addition to these industry exposures, additional risk of loss was attributable to non-owner occupied real estate borrowers with significant retail tenant exposure, as well as home equity loans within a junior lien position.  Leveraging actual historical loss given default (LGD) rates combined with stressing of assumptions over probability of default rates over these higher risk segments, qualitative adjustments were made to the initially model-driven calculated loss reserves. Additionally, the forecast used by the model was adjusted to use a more severe outlook at each quarter end throughout 2020, as compared to the baseline forecast that was used to calculate opening balances on January 1, 2020 as a result of the uncertainty in the outlook due to the ongoing pandemic.

    For the purpose of estimating the allowance for credit losses, management segregated the loan portfolio into the portfolio segments detailed in the above tables.  Each of these loan categories possesses unique risk characteristics that are considered when determining the appropriate level of allowance for each segment.  Some of the characteristics unique to each loan category include:

Commercial Portfolio
•Commercial and Industrial: Loans in this category consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment.  Collateral generally consists of pledges of business assets including, but not limited to: accounts receivable, inventory, plant and equipment, or real estate, if applicable. Repayment sources consist of primarily, operating cash flow, and secondarily, liquidation of assets.
•Commercial Real Estate: Loans in this category consist of mortgage loans to finance investment in real property such as multi-family residential, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties.  Loans are typically written with amortizing payment structures.  Collateral values are determined based upon third party appraisals and evaluations.  Loan to value ratios at origination are governed by established policy and regulatory guidelines. Repayment sources consist of, primarily, cash flow from operating leases and rents and, secondarily, liquidation of assets.
•Commercial Construction: Loans in this category consist of short-term construction loans, revolving and nonrevolving credit lines and construction/permanent loans to finance the acquisition, development and construction or rehabilitation of real property.  Project types include residential land development, 1-4 family, condominium, and multi-family home construction, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties.  Loans may be written with nonamortizing or hybrid payment structures depending upon the type of project.  Collateral values are determined based upon third party appraisals and evaluations.  Loan to value ratios at origination are governed by established policy and regulatory guidelines.  Repayment sources vary depending upon the type of project and may consist of sale or lease of units, operating cash flows or liquidation of other assets.
•Small Business: Loans in this category consist of revolving, term loan and mortgage obligations extended to sole proprietors and small businesses for purposes of financing working capital and/or capital investment.  Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, or real estate if applicable.  Repayment sources consist primarily of operating cash flows and, secondarily, liquidation of assets.
For the commercial portfolio it is the Company’s policy to obtain personal guarantees for payment from individuals holding material ownership interests in the borrowing entities.
Consumer Portfolio
•Residential Real Estate: Residential mortgage loans held in the Company’s portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors such as current and expected income, employment status, current assets, other financial resources, credit history and the value of the collateral.  Collateral consists of mortgage liens on 1-4 family residential properties.  Residential mortgage loans also include loans to construct owner-occupied 1-4 family residential properties.
•Home Equity: Home equity loans and credit lines are made to qualified individuals and are primarily secured by senior or junior mortgage liens on owner-occupied 1-4 family homes, condominiums or vacation homes. Each home equity loan has a fixed rate and is billed in equal payments comprised of principal and interest. The majority of home equity lines of credit have a variable rate and are billed in interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the then outstanding principal balance plus all accrued interest over a predetermined repayment period, as set forth in the note. Additionally, the Company has the option of renewing each line of credit for additional draw periods.  Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines.

•Other Consumer: Other consumer loan products include personal lines of credit and amortizing loans made to qualified individuals for various purposes such as education, debt consolidation, personal expenses or overdraft protection.  Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines.  These loans may be secured or unsecured.
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
The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For the commercial portfolio, the Company utilizes a 10-point credit risk-rating system, which assigns a risk-grade to each loan obligation based on a number of quantitative and qualitative factors associated with a commercial or small business loan transaction. Factors considered include industry and market conditions, position within the industry, earnings trends, operating cash flow, asset/liability values, debt capacity, guarantor strength, management and controls, financial reporting, collateral, and other considerations. The risk-rating categories for the commercial portfolio are defined as follows:
•Pass: Risk-rating “1” through “6” comprises of loans ranging from ‘Substantially Risk Free’ which indicates borrowers are of unquestioned credit standing and the pinnacle of credit quality, well established companies with a very strong financial condition, and loans fully secured by cash collateral, through ‘Acceptable Risk’, which indicates borrowers may exhibit declining earnings, strained cash flow, increasing or above average leverage and/or weakening market fundamentals that indicate below average asset quality, margins and market share. Collateral coverage is protective.
•Potential Weakness: Borrowers exhibit potential credit weaknesses or downward trends deserving management’s close attention. If not checked or corrected, these trends will weaken the Company’s asset and position. While potentially weak, currently these borrowers are marginally acceptable; no loss of principal or interest is envisioned.
•Definite Weakness Loss Unlikely: Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt. Loans may be inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. However, there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Collateral coverage may be inadequate to cover the principal obligation.
•Partial Loss Probable: Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt with the added provision that the weaknesses make collection of the debt in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Serious problems exist to the point where partial loss of principal is likely.
•Definite Loss: Borrowers deemed incapable of repayment. Loans to such borrowers are considered uncollectible and of such little value that continuation as active assets of the Company is not warranted.
The Company utilizes a comprehensive, continuous strategy for evaluating and monitoring commercial credit quality. Initially, credit quality is determined at loan origination and is re-evaluated when subsequent actions, such as renewals, modifications or reviews, occur. Actively managed commercial borrowers are required to provide updated financial information at least annually which is carefully evaluated for any changes in credit quality. Larger loan relationships are subject to a full annual credit review by experienced credit professionals, while continuous portfolio monitoring techniques are employed to evaluate changes in credit quality for smaller loan relationships. Any changes in credit quality are reflected in risk-rating changes. Additionally, the Company retains an independent loan review firm to evaluate the credit quality of the commercial loan portfolio. The independent loan review process achieves significant penetration into the commercial loan portfolio and reports the results of these reviews to the Audit Committee of the Board of Directors on a quarterly basis. Commercial loan modifications granted by the Company allowing payment deferrals for qualifying borrowers in accordance with the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") have been assessed for downgrades of risk ratings.
For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. As a result, for this portfolio the Company utilizes a pass/default risk-rating system, based on an age analysis (i.e., days past due) associated with each consumer loan. Under this structure, consumer loans less than 90 days past due are assigned a "pass" rating, while any consumer loans 90 days or more past due are assigned a "default" rating. Consumer loan modifications granted by the Company allowing payment deferrals for qualifying borrowers in accordance with the CARES Act have not been reflected as delinquent loans.
The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the date indicated below:

	September 30, 2020
	2020		2019	2018	2017	2016	Prior	Revolving Loans	Revolving converted to Term	Total
	(Dollars in thousands)
Commercial and industrial
Pass	$1,012,974	(1)	$153,137	$107,318	$34,826	$23,065	$22,334	$601,937	$2,577	$1,958,168
Potential weakness	2,560		2,302	7,833	4,573	1,219	318	15,248	50	34,103
Definite weakness - loss unlikely	2,732		1,553	22,748	5,500	2,483	1,419	33,496	—	69,931
Partial loss probable	—		—	—	—	—	143	—	—	143
Definite loss	—		—	—	—	—	—	—	—	—
Total commercial and industrial	$1,018,266		$156,992	$137,899	$44,899	$26,767	$24,214	$650,681	$2,627	$2,062,345

Commercial real estate
Pass	$753,415		$859,548	$512,371	$587,345	$399,442	$751,629	$39,998	$16,341	$3,920,089
Potential weakness	20,639		15,957	20,313	7,941	27,253	47,875	—	—	139,978
Definite weakness - loss unlikely	4,261		2,265	10,092	21,081	2,170	6,605	—	—	46,474
Partial loss probable	—		—	18,923	—	—	—	—	—	18,923
Definite loss	—		—	—	—	—	—	—	—	—
Total commercial real estate	$778,315		$877,770	$561,699	$616,367	$428,865	$806,109	$39,998	$16,341	$4,125,464

Commercial construction
Pass	$182,291		$196,420	$73,298	$66,406	$—	$6,750	$31,372	$1,077	$557,614
Potential weakness	—		9,352	5,037	—	—	—	328	—	14,717
Definite weakness - loss unlikely	—		—	1,003	—	—	—	—	—	1,003
Partial loss probable	—		—	—	—	—	—	—	—	—
Definite loss	—		—	—	—	—	—	—	—	—
Total commercial construction	$182,291		$205,772	$79,338	$66,406	$—	$6,750	$31,700	$1,077	$573,334

Small business
Pass	$27,457		$28,766	$20,806	$14,627	$14,528	$22,644	$34,569	$—	$163,397
Potential weakness	—		10	16	10	755	232	736	—	1,759
Definite weakness - loss unlikely	184		408	78	170	98	723	786	—	2,447
Partial loss probable	—		—	—	—	—	—	29	—	29
Definite loss	—		—	—	—	—	—	—	—	—
Total small business	$27,641		$29,184	$20,900	$14,807	$15,381	$23,599	$36,120	$—	$167,632

Residential real estate
Pass	$131,691		$167,901	$187,194	$168,048	$241,638	$449,219	$—	$—	$1,345,691
Default	728		—	760	235	167	4,724	—	—	6,614
Total residential real estate	$132,419		$167,901	$187,954	$168,283	$241,805	$453,943	$—	$—	$1,352,305

Home equity
Pass	$60,274		$66,238	$59,534	$59,387	$44,817	$122,397	$681,784	$4,057	$1,098,488

Default	—	—	—	—	—	455	2,044	67	2,566
Total home equity	$60,274	$66,238	$59,534	$59,387	$44,817	$122,852	$683,828	$4,124	$1,101,054

Other consumer
Pass	$679	$450	$209	$739	$696	$7,737	$12,493	$—	$23,003
Default	—	—	—	20	—	34	2	—	56
Total other consumer	$679	$450	$209	$759	$696	$7,771	$12,495	$—	$23,059

Total	$2,199,885	$1,504,307	$1,047,533	$970,908	$758,331	$1,445,238	$1,454,822	$24,169	$9,405,193
(1)Loans originated as part of the Paycheck Protection Program ("PPP") program established by the CARES Act are included within commercial and industrial under the 2020 vintage year and "pass" category as these loans are 100% guaranteed by the U.S. Government. Funded PPP loans totaled $811.7 million as of September 30, 2020.
    For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. However, the Company does supplement performance data with current Fair Isaac Corporation (“FICO”) scores and Loan to Value (“LTV”) estimates. Current FICO data is purchased and appended to all consumer loans on a regular basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios, periodically. The following table shows the weighted average FICO scores and the weighted average combined LTV ratios at the dates indicated below:

	September 30 2020	December 31 2019
Residential portfolio
FICO score (re-scored)(1)	749	749
LTV (re-valued)(2)	57.7%	59.0%
Home equity portfolio
FICO score (re-scored)(1)	770	767
LTV (re-valued)(2)(3)	46.6%	46.6%
(1)The average FICO scores at September 30, 2020 are based upon rescores available from August 2020 and origination score data for loans booked in September 2020.  The average FICO scores at December 31, 2019 were based upon rescores available from November 2019 and origination score data for loans booked in December 2019.
(2)The combined LTV ratios for September 30, 2020 are based upon updated automated valuations as of August 2020, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2019 were based upon updated automated valuations as of November 2019, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At September 30, 2020, the Company's estimated reserve for unfunded commitments amounted to $1.0 million.
Asset Quality
The Company’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. Delinquent loans are managed by a team of collection specialists and the Company seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.  As a general rule, loans 90 days or more past due with respect to principal or interest are classified as nonaccrual loans. The Company also may use discretion regarding other loans 90 days or more delinquent if the loan is well secured and/or in process of collection.

In response to the COVID-19 pandemic, the Company has granted loan modifications to allow deferral of payments for borrowers negatively impacted by the pandemic. The amount of loans with active deferrals as of September 30, 2020 was $583.8 million. The majority of these loans with active deferrals continue to be characterized as current loans. In accordance with regulatory guidance, these modifications are not considered to be troubled debt restructures ("TDRs") if they were performing prior to December 31, 2019. Additionally, a majority of these are characterized as current and therefore are not impacting nonaccrual or delinquency totals as of September 30, 2020. The Company does, however, consider all active deferrals when estimating loss reserves. As loans reach their deferral maturity date, consideration of TDR and delinquency status will resume in accordance with the Company's accounting policy.
The following table shows information regarding nonaccrual loans as of the dates indicated:

	Nonaccrual Balances
	September 30, 2020			December 31, 2019
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total	Total
	(Dollars in thousands)
Commercial and industrial	$17,816	$19,035	$36,851	$22,574
Commercial real estate	17,501	20,663	38,164	3,016
Small business	542	—	542	311
Residential real estate	13,379	2,850	16,229	13,360
Home equity	6,052	107	6,159	6,570
Other consumer	79	—	79	61
Total nonaccrual loans (1)	$55,369	$42,655	$98,024	$45,892
(1)Included in these amounts were $23.8 million and $24.8 million of nonaccruing TDRs at September 30, 2020 and December 31, 2019, respectively.
    It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans during the three and nine months ended September 30, 2020.
    The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$2,113	$3,294
    The following tables show the age analysis of past due financing receivables as of the dates indicated:

	September 30, 2020
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	1	$52	6	$3,608	5	$930	12	$4,590	$2,057,755	$2,062,345	$—
Commercial real estate	1	99	2	8,269	5	1,355	8	9,723	4,115,741	4,125,464	—
Commercial construction	—	—	—	—	—	—	—	—	573,334	573,334	—
Small business	6	514	4	455	12	124	22	1,093	166,539	167,632	—
Residential real estate	11	1,792	7	1,631	37	5,870	55	9,293	1,343,012	1,352,305	—
Home equity	18	1,581	8	468	36	2,566	62	4,615	1,096,439	1,101,054	—
Other consumer (1)	237	217	3	1	12	57	252	275	22,784	23,059	1
Total	274	$4,255	30	$14,432	107	$10,902	411	$29,589	$9,375,604	$9,405,193	$1

	December 31, 2019
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	1	$253	2	$323	5	$760	8	$1,336	$1,393,700	$1,395,036	$—
Commercial real estate	7	1,690	1	194	8	2,038	16	3,922	3,998,437	4,002,359	218	(2)
Commercial construction	1	560	—	—	—	—	1	560	546,733	547,293	—
Small business	11	837	3	15	6	115	20	967	173,530	174,497	—
Residential real estate	17	2,237	17	3,055	38	7,020	72	12,312	1,578,257	1,590,569	1,652	(2)
Home equity	23	1,689	8	524	40	3,854	71	6,067	1,127,731	1,133,798	265	(2)
Other consumer (1)	387	245	12	44	16	32	415	321	29,766	30,087	22
Total	447	$7,511	43	$4,155	113	$13,819	603	$25,485	$8,848,154	$8,873,639	$2,157
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
(2)Represents purchased credit impaired ("PCI") loans that were accruing interest due to expectations of future cash collections.
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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
TDRs on accrual status	$17,521	$19,599
TDRs on nonaccrual	23,810	24,766
Total TDRs	$41,331	$44,365
Amount of specific reserves associated with TDRs	n/a	$855
Additional commitments to lend to a borrower who has been a party to a TDR	$158	$63
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

The following table shows the troubled debt restructurings which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	2	$83	$83	5	$391	$391
Commercial real estate	3	744	744	8	2,518	2,518
Small business	—	—	—	2	112	88
Residential real estate	—	—	—	2	559	642
Total	5	$827	$827	17	$3,580	$3,639

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	1	$87	$87	2	$184	$184
Commercial real estate	1	133	133	2	283	283
Small business	1	19	19	2	33	33
Residential real estate	1	163	168	1	163	168
Home equity	1	46	46	2	121	121
Total	5	$448	$453	9	$784	$789
The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
	(Dollars in thousands)
Adjusted interest rate	218	—	$822	$150
Court ordered concession	—	—	25	75
Extended maturity	609	453	2,792	606
Total	827	453	$3,639	$831
The Company considers a loan to have defaulted when it reaches 90 days past due. During the three and nine months ended September 30, 2020 and September 30, 2019 there were no loans modified during the prior twelve months that subsequently defaulted.

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES
As disclosed in Note 2 - "Recent Accounting Standards Updates" and Note 4 - "Loans, Allowance for Credit Losses and Credit Quality," the Company adopted the CECL standard, effective January 1, 2020. As required by disclosure guidance, the Company has included relevant disclosures from the prior year and prior to the adoption of CECL within this footnote, as it relates to loans and allowance for loan losses.
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
(1)The amount of net deferred costs on originated loans included in the ending balance was $7.1 million at December 31, 2019. Net unamortized discounts on acquired loans not deemed to be purchased credit impaired ("PCI") included in the ending balance was $21.6 million at December 31, 2019.
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

The Company's historical approach to loan portfolio segmentation by risk characteristics and monitoring of credit quality for commercial loans under previous accounting guidance was consistent with that applied under the newly adopted CECL standard. See Note 4 - "Loans, Allowance for Credit Losses and Credit Quality" further discussion surrounding the Company's policies for loan segmentation and credit quality monitoring.
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

December 31, 2019
(Dollars in thousands)
Outstanding balance	$18,358
Carrying amount	$14,856

The following table summarizes activity in the accretable yield for the PCI loan portfolio for the periods indicated:

	Three Months Ended September 30	Nine Months Ended September 30
	2019	2019
	(Dollars in thousands)
Beginning balance	$2,238	$1,191
Acquisition	—	1,464
Accretion	(412)	(1,215)
Other change in expected cash flows (1)	237	623
Reclassification from nonaccretable difference for loans which have paid off	227	227
Ending balance	$2,290	$2,290

(1) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

    The following table sets forth the carrying value of goodwill and other intangible assets, net of accumulated amortization, at the dates indicated below:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Balances not subject to amortization
Goodwill	$506,206	$506,206
Balances subject to amortization
Core deposit intangibles	23,625	28,016
Other intangible assets	918	1,270
Total other intangible assets	24,543	29,286
Total goodwill and other intangible assets	$530,749	$535,492

    The Company typically performs its goodwill impairment test during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. The COVID-19 pandemic has resulted in significant levels of ongoing volatility in the capital markets and presents heightened uncertainty surrounding the future impact to operations of the Company and its customers. Given these conditions, the Company identified this impact from the pandemic as a triggering event warranting interim tests for impairment as of March 31, June 30, and again as of September 30, 2020. Accordingly, the Company performed impairment tests and determined that there was no impairment of its goodwill, as the fair value of the Company's single reporting unit remained in excess of its carrying value. Although the Company utilizes quoted market prices when estimating fair value of the reporting unit for purposes of the quantitative impairment test, it also considers certain qualitative factors, including the concept of a control premium, which increases the fair value as compared to market capitalization. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company also considered the impact of the COVID-19 pandemic as it pertains to other intangible assets, and determined that there was no indication of impairment related to other intangible assets as of September 30, 2020.

NOTE 7 -EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Net income	$34,873	$51,845	$86,526	$117,698

Weighted Average Shares
Basic shares	32,951,918	34,361,176	33,358,879	32,283,196
Effect of dilutive securities	24,758	39,390	27,871	45,416
Diluted shares	32,976,676	34,400,566	33,386,750	32,328,612

Net income per share
Basic EPS	$1.06	$1.51	$2.59	$3.65
Effect of dilutive securities	—	—	—	(0.01)
Diluted EPS	$1.06	$1.51	$2.59	$3.64

    The diluted earnings per share computations do not assume the conversion, exercise, or contingent issuance of the following shares for the following periods because the result would have been anti-dilutive for the periods indicated. As a result of the anti-dilution, the potential common shares excluded from the calculation of diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Stock options	10,000	5,000	10,000	—
Performance-based restricted stock	—	—	11,080	—

NOTE 8 - STOCK BASED COMPENSATION
Time Vested Restricted Stock Awards
During the nine months ended September 30, 2020, the Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/27/2020	46,550	2005 Employee Stock Plan	$70.24	Ratably over 5 years from grant date
4/15/2020	880	2005 Employee Stock Plan	$68.14	Ratably over 5 years from grant date
5/27/2020	9,438	2018 Non-Employee Director Stock Plan	$72.86	Shares vested immediately
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
Stock Options
The Company did not grant any awards of options to purchase shares of common stock during the nine months ended September 30, 2020.

NOTE 9 - DERIVATIVE AND HEDGING ACTIVITIES
The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally to manage the Company’s interest rate risk. Additionally, the Company enters into interest rate derivatives, foreign exchange contracts and risk participation agreements to accommodate the business requirements of its customers (“customer related positions”). The Company minimizes the market and liquidity risks of customer related positions by entering into similar offsetting positions with broker-dealers. Derivative instruments are carried at fair value in the Company's financial statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it qualifies as a hedge for accounting purposes, and further, by the type of hedging relationship.
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

The following tables reflect the Company's derivative positions as of the dates indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes:

September 30, 2020
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value (1)
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	1.43	0.26%	1.53%	$(1,561)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	450,000	2.91	0.15%	2.37%	29,878

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	2.91	0.15%	2.73% - 2.20%	24,169

Total	$925,000				$52,486

December 31, 2019
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value (1)
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	2.18	1.90%	1.53%	$140

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	450,000	3.66	1.76%	2.37%	12,907

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	3.66	1.76%	2.73% - 2.20%	9,896

Total	$925,000				$22,943

(1)Beginning in 2020, the Company made an election to include accrued interest within fair value balances.
The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.1 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $18.5 million (pre-tax) to be reclassified as an increase to interest income and $999,000 (pre-tax) to be reclassified as an increase to interest expense, from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of September 30, 2020.

During the quarter ended September 30, 2020, the Company accelerated the reclassification of a loss of approximately $684,000 from OCI to earnings as a result of the termination of one of its cash flow hedges. The Company subsequently exited the associated borrowing early in the fourth quarter.
The Company had no fair value hedges as of September 30, 2020 or December 31, 2019.
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
The Company has entered into risk participation agreements with other dealer banks in commercial loan agreements. Participating banks guarantee the performance on borrower-related interest rate swap contracts. These derivatives are not designated as hedges and, therefore, changes in fair value are recognized in earnings. Under a risk participation-out agreement, a derivative asset, the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower for a fee paid to the participating bank. Under a risk participation-in agreement, a derivative liability, the Company assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower for a fee received from the other bank.

The following table reflects the Company’s customer related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value (2)
	September 30, 2020
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	331	$135,993	$34,017	$158,477	$138,314	$1,260,159	$1,726,960	$145,517
Pay fixed, receive variable	322	$135,993	$34,017	$158,477	$138,314	$1,260,159	$1,726,960	$(145,501)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	33	$81,207	$—	$—	$—	$—	$81,207	$(3,125)
Buys U.S. currency, sells foreign currency	33	$81,207	$—	$—	$—	$—	$81,207	$3,151
Risk participation agreements
Participation out	13	$6,800	$—	$7,282	$—	$112,487	$126,569	$745
Participation in	10	$—	$18,978	$23,925	$36,836	$18,295	$98,034	$(269)

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value (2)
	December 31, 2019
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	299	$156,690	$125,203	$85,603	$165,599	$1,044,315	$1,577,410	$48,596
Pay fixed, receive variable	290	$156,690	$125,203	$85,603	$165,599	$1,044,315	$1,577,410	$(48,591)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	40	$91,434	$—	$—	$—	$—	$91,434	$(81)
Buys U.S. currency, sells foreign currency	40	$91,434	$—	$—	$—	$—	$91,434	$123

(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
(2)Beginning in 2020, the Company made an election to include accrued interest within fair value balances.

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans will likely be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The fair value of loans held for sale increased by $413,000 and $272,000 for the three month periods ended September 30, 2020 and 2019, respectively. The fair value of loans held for sale increased by $1.3 million and $1.2 million for the nine month periods ended September 30, 2020 and 2019, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
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
The aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income was $10.0 million and $5.5 million for the three months ended September 30, 2020 and 2019, respectively, and $20.7 million and $9.5 million for the nine months ended September 30, 2020 and 2019, respectively.
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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	September 30 2020		December 31 2019		September 30 2020		December 31 2019
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$54,047	(3)	$23,140	(3)	$1,561	(4)	$197	(4)
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	145,517	(3)	52,374	(3)	145,501	(4)	52,369	(4)
Foreign exchange contracts	3,785		1,191		3,759		1,149
Risk participation agreements	745		—		269		—
Mortgage Derivatives
Interest rate lock commitments	6,587		1,680		—		—
Forward sale loan commitments	61		—		—		12
Forward sale hedge commitments	—		—		523		196
Total derivatives not designated as hedges	156,695		55,245		150,052		53,726
Total	210,742		78,385		151,613		53,923

Netting Adjustments (5)	12		—		18,988		—
Net Derivatives on the Balance Sheet	210,754		78,385		132,625		53,923

Financial instruments (6)	54,047		24,882		54,047		24,882
Cash collateral pledged (received)	—		—		73,094		25,493
Net Derivative Amounts	$156,707		$53,503		$5,484		$3,548
(1)All asset derivatives are located in other assets on the balance sheet.
(2)All liability derivatives are located in other liabilities on the balance sheet.
(3)Approximately $1.2 million and $1.9 million of accrued interest receivable is included in the fair value of the interest rate and loan level asset derivatives, respectively, as of September 30, 2020. Accrued interest receivable of approximately and $350,000 and $569,000 was excluded from the fair value of the interest rate and loan level asset derivatives, respectively, as of December 31, 2019.
(4)Approximately $75,000 and $1.9 million of accrued interest payable is included in the fair value of the interest rate and loan level liability derivatives, respectively, as of September 30, 2020. Accrued interest payable of approximately $4,000 and $569,000 was excluded from the fair value of the interest rate and loan level derivative liabilities, respectively, as of December 31, 2019.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance. As displayed in the table above, derivatives that cleared through the CME were either in a net asset position or a net liability position as of September 30, 2020.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
	(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivatives (effective portion), net of tax	$(2,729)	$3,030	$20,452	$14,905
Gain reclassified from OCI into interest income or interest expense (effective portion)	$4,339	$352	$9,901	$1,170
Loss reclassified from OCI into noninterest expense (loss on termination)	$(684)	$—	$(684)	$—
Interest expense	$—	$—	$—	$—
Other expense	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$21	$10	$46	$37
Other expense	(28)	(2)	(52)	(13)
Changes in fair value of mortgage derivatives
Mortgage banking income	2,027	366	4,653	1,913
Total	$2,020	$374	$4,647	$1,937

    The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $93.0 million and $26.0 million at September 30, 2020 and December 31, 2019, respectively. Although none of the contingency provisions have applied as of September 30, 2020 and December 31, 2019, the Company has posted collateral to offset the net liability exposure with institutional counterparties.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. The Company's exposure relating to institutional counterparties was $54.0 million and $25.4 million at September 30, 2020 and December 31, 2019, respectively. The Company’s exposure relating to customer counterparties was approximately $145.5 million and $51.0 million at September 30, 2020 and December 31, 2019, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

NOTE 10 - INCOME TAXES

     The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
	(Dollars in thousands)
Combined federal and state income tax provision	$11,199	$17,036	$21,126	$38,565
Effective income tax rate	24.31%	24.73%	19.62%	24.68%

    The Company's provision for income taxes was $11.2 million and $17.0 million for the three months ended September 30, 2020 and 2019, respectively, and $21.1 million and $38.6 million for the nine months ended September 30, 2020 and 2019, respectively. The lower tax provisions in the current year periods are due to lower net income as well as the nine month period being impacted by a discrete tax benefit recognized in the first quarter of 2020. This discrete benefit was associated with revised net operating loss (NOL) carryback provisions included in the CARES Act, signed into law on March 27, 2020.

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
Valuation Techniques
There have been no changes in the valuation techniques used during the three and nine months ended September 30, 2020.

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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
	September 30, 2020
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$2,612	$2,612	$—	$—
Equity securities	21,119	21,119	—	—
Securities available for sale
U.S. government agency securities	24,273	—	24,273	—
Agency mortgage-backed securities	230,620	—	230,620	—
Agency collateralized mortgage obligations	102,077	—	102,077	—
State, county, and municipal securities	1,145	—	1,145	—
Single issuer trust preferred securities issued by banks and insurers	469	—	469	—
Pooled trust preferred securities issued by banks and insurers	1,021	—	—	1,021
Small business administration pooled securities	63,873	—	63,873	—
Loans held for sale	54,713	—	54,713	—
Derivative instruments	210,742	—	210,742	—
Liabilities
Derivative instruments	151,613	—	151,613	—
Total recurring fair value measurements	$561,051	$23,731	$536,299	$1,021

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans	$56,660	$—	$—	$56,660
Total nonrecurring fair value measurements	$56,660	$—	$—	$56,660

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which were valued using pricing models and discounted cash flow methodologies, for the periods indicated:

	Three Months Ended
	September 30
	2020	2019
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$986	$1,281
Gain and (losses) (realized/unrealized)
Included in other comprehensive income	41	(14)
Settlements	(6)	(161)
Ending balance	$1,021	$1,106

	Nine Months Ended
	September 30
	2020	2019
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,114	$1,329
Losses (realized/unrealized)
Included in other comprehensive income	(38)	(38)
Settlements	(55)	(185)
Ending balance	$1,021	$1,106

The following table sets forth certain unobservable inputs regarding the Company’s financial instruments that are classified as Level 3 as of the dates indicated:

	September 30 2020	December 31 2019		September 30 2020	December 31 2019	September 30 2020	December 31 2019
Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,021	$1,114	Cumulative prepayment	0% - 56%	0% - 57%	2.6%	2.6%
			Cumulative default	4% - 100%	2% - 100%	11.9%	13.5%
			Loss given default	85% - 100%	85% - 100%	94.0%	93.6%
			Cure given default	0% - 75%	0% - 75%	60.9%	60.9%
Appraisals of collateral(1)
Individually assessed collateral dependent loans	$56,660	n/a
Collateral dependent impaired loans	n/a	$25,515
(1)Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary.
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
	September 30, 2020
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$4,021	$4,100	$—	$4,100	$—
Agency mortgage-backed securities	388,106	407,793	—	407,793	—
Agency collateralized mortgage obligations	237,380	246,937	—	246,937	—
Single issuer trust preferred securities issued by banks	1,500	1,498	—	1,498	—
Small business administration pooled securities	28,566	30,139	—	30,139	—
Loans, net of allowance for credit losses(b)	9,232,908	9,185,023	—	—	9,185,023
Federal Home Loan Bank stock(c)	15,090	15,090	—	15,090	—
Cash surrender value of life insurance policies(d)	199,453	199,453	—	199,453	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$9,792,667	$9,792,667	$—	$9,792,667	$—
Time certificates of deposits(f)	1,058,641	1,065,818	—	1,065,818	—
Federal Home Loan Bank borrowings(f)	145,765	145,975	—	145,975	—
Long-term borrowings(f)	37,447	36,448	—	36,448	—
Junior subordinated debentures(g)	62,850	67,883	—	67,883	—
Subordinated debentures(f)	49,672	47,173	—	—	47,173

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2019
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. government agency securities	$12,874	$12,997	$—	$12,997	$—
U.S. Treasury securities	4,032	4,053	$—	4,053	—
Agency mortgage-backed securities	397,414	405,802	—	405,802	—
Agency collateralized mortgage obligations	293,662	297,314	—	297,314	—
Single issuer trust preferred securities issued by banks	1,500	1,490	—	1,490	—
Small business administration pooled securities	31,324	31,607	—	31,607	—
Loans, net of allowance for credit losses(b)	8,780,384	8,613,635	—	—	8,613,635
Federal Home Loan Bank stock(c)	14,424	14,424	—	14,424	—
Cash surrender value of life insurance policies(d)	197,372	197,372	—	197,372	—
Financial liabilities
Deposit liabilities, other than time deposits(e)	$7,752,052	$7,752,052	$—	$7,752,052	$—
Time certificates of deposits(f)	1,395,315	1,396,760	—	1,396,760	—
Federal Home Loan Bank borrowings(f)	115,748	115,881	—	115,881	—
Long-term borrowings (f)	74,906	72,219	—	72,219	—
Junior subordinated debentures(g)	62,848	65,603	—	65,603	—
Subordinated debentures(f)	49,601	52,870	—	—	52,870
(a)The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analysis.
(b)Fair value of loans is measured using the exit price valuation method, determined primarily by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows, while incorporating liquidity and credit assumptions. Additionally, this amount excludes individually assessed collateral dependent loans, which are deemed to be marked to fair value on a nonrecurring basis.
(c)Federal Home Loan Bank stock has no quoted market value and is carried at cost; therefore the carrying amount approximates fair value.
(d)Cash surrender value of life insurance policies is recorded at its cash surrender value (or the amount that can be realized upon surrender of the policy), therefore, carrying amount approximates fair value.
(e)Fair value of demand deposits, savings and interest checking accounts and money market deposits is the amount payable on demand at the reporting date.
(f)Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.
(g)Fair value was determined based upon market prices of securities with similar terms and maturities.
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

1.Identify the contract(s) with customers
2.Identify the performance obligations
3.Determine the transaction price
4.Allocate the transaction price to the performance obligations
5.Recognize revenue when (or as) the entity satisfies a performance obligation

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30 2020	September 30 2019	September 30 2020	September 30 2019
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$3,428	$5,299	$11,227	$14,785
Interchange fees	2,025	4,913	10,665	13,473
ATM fees	708	939	1,872	2,461
Investment management - wealth management and advisory services	6,997	6,635	20,113	19,127
Investment management - retail investments and insurance revenue	574	553	1,583	1,962
Merchant processing income	330	230	1,000	834
Credit card income	216	—	550	—
Other noninterest income	905	1,487	2,651	4,068
Total noninterest income in-scope of ASC 606	15,183	20,056	49,661	56,710
Total noninterest income out-of-scope of ASC 606	14,164	11,760	34,311	25,287
Total noninterest income	$29,347	$31,816	$83,972	$81,997

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

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Receivables, included in other assets	$4,383	$2,341

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

NOTE 13 - OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(857)	$148	$(709)	$13,598	$(3,265)	$10,333
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	(857)	148	(709)	13,598	(3,265)	10,333

Change in fair value of cash flow hedges	(143)	41	(102)	37,674	(10,597)	27,077
Less: net cash flow hedge gains reclassified into interest income or interest expense	4,339	(1,220)	3,119	9,901	(2,784)	7,117
Less: Loss on termination of hedge reclassified into noninterest expense	(684)	192	(492)	(684)	192	(492)
Net change in fair value of cash flow hedges	(3,798)	1,069	(2,729)	28,457	(8,005)	20,452

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(2)	1	(1)	(1,392)	392	(1,000)
Amortization of net actuarial losses	245	(69)	176	736	(207)	529
Amortization of net prior service costs	69	(19)	50	207	(58)	149
Net change in other comprehensive income for defined benefit postretirement plans (1)	312	(87)	225	(449)	127	(322)
Total other comprehensive income (loss)	$(4,343)	$1,130	$(3,213)	$41,606	$(11,143)	$30,463

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$2,858	$(683)	$2,175	$14,699	$(3,401)	$11,298
Less: net security losses reclassified into other noninterest expense	—	—	—	(1,462)	411	(1,051)
Net change in fair value of securities available for sale	2,858	(683)	2,175	16,161	(3,812)	12,349

Change in fair value of cash flow hedges	4,568	(1,285)	3,283	21,913	(6,167)	15,746
Less: net cash flow hedge gains reclassified into interest income or interest expense	352	(99)	253	1,170	(329)	841
Net change in fair value of cash flow hedges	4,216	(1,186)	3,030	20,743	(5,838)	14,905

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(11)	3	(8)	(33)	9	(24)
Amortization of net actuarial gains	(2)	1	(1)	(6)	2	(4)
Amortization of net prior service costs	69	(19)	50	207	(58)	149
Net change in other comprehensive income for defined benefit postretirement plans (1)	56	(15)	41	168	(47)	121
Total other comprehensive income	$7,130	$(1,884)	$5,246	$37,072	$(9,697)	$27,375

(1)The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in the Employee Benefit Plans footnote in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission.
Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2020
Beginning balance: January 1, 2020	$4,398	$16,479	$(2,708)	$18,169
Net change in other comprehensive income (loss)	10,333	20,452	(322)	30,463
Ending balance: September 30, 2020	$14,731	$36,931	$(3,030)	$48,632
	2019
Beginning balance: January 1, 2019	$(5,947)	$6,148	$(1,374)	$(1,173)
Net change in other comprehensive income (loss)	12,349	14,905	121	27,375
Ending balance: September 30, 2019	$6,402	$21,053	$(1,253)	$26,202

NOTE 14 - COMMITMENTS AND CONTINGENCIES
Financial Instruments with Off-Balance Sheet Risk
    In the normal course of business, the Company enters into various transactions to meet the financing needs of its customers, which, in accordance with GAAP, are not included in its consolidated balance sheets. These transactions include commitments to extend credit and standby letters of credit, and loan exposures with recourse, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

    The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of these commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding.
The Company has certain loan exposures for which there is recourse. These loan relationships could require the Company to repurchase or cover certain losses per agreements for certain loans that are either sold or referred to third parties.
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
    The following table summarizes the above financial instruments at the dates indicated:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Commitments to extend credit	$3,258,341	$3,337,930
Standby letters of credit	20,902	21,565
Deferred standby letter of credit fees	191	158
Loan exposures with recourse	343,314	404,532
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
Other Contingencies
At September 30, 2020, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
Historically, the Bank was required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston, however the reserve requirement was reduced to zero by the Federal Reserve during the first quarter of 2020 in response to the COVID-19 pandemic, and as such, there was no reserve requirement at September 30, 2020. There was also no reserve requirement balance necessary at December 31, 2019 due to cash balances held at the Federal Reserve that were in excess of reserve requirements.

NOTE 15 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.
The following table presents certain information related to the Company's investments in low income housing projects as of the dates indicated:

	September 30 2020		December 31 2019
	(Dollars in thousands)
Original investment value	$124,302		$96,275
Current recorded investment	94,097		72,510
Unfunded liability obligation	47,408		34,967
Tax credits and benefits	10,671	(1)	7,342
Amortization of investments	8,676	(2)	5,645
Net income tax benefit	1,995	(3)	1,696
(1) This amount reflects anticipated tax credits and tax benefits for the full year ended December 31, 2020.
(2) The amortization amount reduces the tax credits and benefits anticipated for the full year ended December 31, 2020.
(3) This amount represents the net tax benefit expected to be realized for the full year ended December 31, 2020 in determining the Company's effective tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the "2019 Form 10-K")..

Cautionary Statement Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q (this "Report"), in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the 2019 Form 10-K include, but are not limited to:

•further weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area, including future weakening caused by the COVID-19 pandemic;
•the length and extent of economic contraction as a result of the COVID-19 pandemic;
•unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, pandemics or other external events;
•adverse changes or volatility in the local real estate market;
•adverse changes in asset quality and any unanticipated credit deterioration in our loan portfolio including those related to one or more large commercial relationships;
•acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;
•additional regulatory oversight and related compliance costs, including the additional costs associated with the Company's increase in assets to over $10 billion;

•changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•higher than expected tax expense, resulting from failure to comply with general tax laws, changes in tax laws, or failure to comply with requirements of the federal New Markets Tax Credit program;
•changes in market interest rates for interest earning assets and/or interest bearing liabilities and changes related to the phase-out of LIBOR;
•increased competition in the Company’s market areas;
•adverse weather, changes in climate, natural disasters, the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic, other public health crises or man-made events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations;
•a deterioration in the conditions of the securities markets;
•a deterioration of the credit rating for U.S. long-term sovereign debt;
•inability to adapt to changes in information technology, including changes to industry accepted delivery models driven by a migration to the internet as a means of service delivery;
•electronic fraudulent activity within the financial services industry, especially in the commercial banking sector;
•adverse changes in consumer spending and savings habits;
•the effect of laws and regulations regarding the financial services industry;
•changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to the Company’s business;
•the Company's potential judgments, claims, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory and government actions, including as a result of our participation in and execution of government programs related to the COVID-19 pandemic;
•changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters including, but not limited to , changes to how the Company accounts for credit losses;
•cyber security attacks or intrusions that could adversely impact our businesses; and
•other unexpected material adverse changes in our operations or earnings.

Further, the foregoing factors may be exacerbated by the ultimate impact of the COVID-19 pandemic, which is unknown at this time. Statements about the COVID-19 pandemic and its potential impact on our business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that actual results may differ, possibly materially, from what is reflected in such statements due to factors and future developments that are uncertain, unpredictable and, in many cases, beyond our control, including the scope, duration and extent of the pandemic and any resurgences, actions taken by governmental authorities in response to the pandemic and the direct and indirect impact on the Company’s employees, customers, business and third-parties with which the Company conducts business.

    Except as required by law, the Company disclaims any intent or obligation to update publicly any such forward-looking statements, whether in response to new information, future events or otherwise. Any public statements or disclosures by the Company following this Report which modify or impact any of the forward-looking statements contained in this Report will be deemed to modify or supersede such statements in this Report.

Selected Quarterly Financial Data
The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere in this Report.

		Three Months Ended
	September 30 2020	June 30 2020	March 31 2020	December 31 2019	September 30 2019
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$1,106,782	$1,174,894	$1,236,780	$1,190,670	$1,192,229
Loans	9,405,193	9,359,648	8,916,430	8,873,639	8,913,501
Allowance for credit losses	(115,625)	(112,176)	(92,376)	(67,740)	(66,942)
Goodwill and other intangible assets	530,749	532,202	533,672	535,492	535,869
Total assets	13,173,665	13,022,500	11,980,240	11,395,165	11,538,639
Total deposits	10,851,308	10,716,821	9,416,198	9,147,367	9,326,091
Total borrowings	295,734	295,701	545,985	303,103	292,791
Stockholders’ equity	1,689,724	1,671,692	1,679,656	1,708,143	1,682,324
Nonperforming loans	98,025	48,814	48,040	48,049	45,702
Nonperforming assets	98,025	48,814	48,040	48,049	48,202
Income statement
Interest income	$97,919	$99,965	$107,380	$113,703	$119,624
Interest expense	7,036	8,867	13,076	13,710	15,026
Net interest income	90,883	91,098	94,304	99,993	104,598
Provision for loan losses	7,500	20,000	25,000	4,000	—
Noninterest income	29,347	28,190	26,435	33,297	31,816
Noninterest expenses	66,658	66,607	66,840	67,445	67,533
Net income	34,873	24,902	26,751	47,477	51,845
Per share data
Net income—basic	$1.06	$0.76	$0.78	$1.38	$1.51
Net income—diluted	1.06	0.76	0.78	1.38	1.51
Cash dividends declared	0.46	0.46	0.46	0.44	0.44
Book value per share	51.27	50.75	50.50	49.69	48.95
Tangible book value per share (1)	35.17	34.59	34.46	34.11	33.36
Performance ratios
Return on average assets	1.07%	0.79%	0.94%	1.64%	1.78%
Return on average common equity	8.21%	5.97%	6.22%	11.06%	12.33%
Net interest margin (on a fully tax equivalent basis)	3.13%	3.25%	3.74%	3.90%	4.03%
Equity to assets	12.83%	12.84%	14.02%	14.99%	14.58%
Dividend payout ratio	43.45%	61.85%	56.54%	31.85%	29.13%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	1.04%	0.52%	0.54%	0.54%	0.51%
Nonperforming assets as a percent of total assets	0.74%	0.37%	0.40%	0.42%	0.42%
Allowance for credit losses as a percent of total loans	1.23%	1.20%	1.04%	0.76%	0.75%
Allowance for credit losses as a percent of nonperforming loans	117.95%	229.80%	192.29%	140.98%	146.47%

Capital ratios
Tier 1 leverage capital ratio	9.52%	9.57%	10.74%	11.28%	10.83%
Common equity tier 1 capital ratio	12.41%	12.26%	11.95%	12.86%	12.52%
Tier 1 risk-based capital ratio	13.08%	12.94%	12.60%	13.53%	13.19%
Total risk-based capital ratio	14.87%	14.73%	14.13%	14.83%	14.88%

(1)     Represents a non-GAAP measure. For reconciliation to GAAP book value per share, see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures" below.

Executive Level Overview

    Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company's financial position or operating results. Results for the nine months ended September 30, 2020 were significantly impacted by $52.5 million of loan provision expense. Assumptions regarding the potential impact of the COVID-19 pandemic were the primary driver of the elevated provision levels. The full macroeconomic impacts of the pandemic remain unknown and are continuing to unfold; however, the social distancing restrictions that have been put in place for public safety have led to a decline in consumer spending and historically high levels of unemployment as workplaces have been forced to shut down or severely limit operations. The duration of these restrictions has varied, and restrictions have been and may continue to be tightened or re-instituted in light of resurgences of COVID-19 in particular areas. As a result, the Company is not able to provide any assurances that the Company’s earnings, asset quality, regulatory capital ratios and economic condition will not be materially adversely impacted on a short term or long term basis.

    The Company has been and continues to remain committed to supporting and working with its customers as they navigate these unprecedented times. The Company has abided by a state issued mandate requiring a temporary moratorium on foreclosures and has offered a variety of relief measures to its customers consistent with prudent banking principles and regulatory guidance. These relief measures have included: temporary deferrals of loan payments, waiving certain fees and permitting customers easier access to their deposits. The Company’s charitable foundations have engaged and will continue to engage in outreach to local communities during this difficult time and have committed funds to be made available to key nonprofits with urgent needs, such as local food banks. The Company has been an active participant in the government-sponsored Paycheck Protection Program ("PPP") designed to help deploy stimulus funds in the form of loans to businesses within the community, funding over 6,100 loans for a total of $811.7 million through the third quarter of 2020. The Company received fee revenue of $27.1 million for the origination of these PPP loans, which is deferred and amortized over the life of the loan. As of September 30, 2020, $5.4 million in fee revenue has been amortized into income, with the remaining amount to be amortized over the remaining loan maturity.

Interest-Earning Assets

    Management’s asset strategy typically emphasizes loan growth, primarily in the commercial and home equity portfolios. The results depicted in the following table reflect the trend of the Company's interest-earning assets over the past five quarters. For the third quarter of 2020, the increase in interest-earning assets was driven primarily by an increase in commercial loan balances, reflecting the PPP's loan funding activity, as well as growth in cash balances attributable to elevated deposits from PPP fundings and government stimulus payments, partially offset by decreases in residential and home equity portfolios.

    Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and loan losses.

Funding and Net Interest Margin

    The Company's overall sources of funding reflect strong business and retail deposit growth with a management emphasis on core deposit growth to fund loans. During the third quarter of 2020, the Company realized growth in deposits, which increased $134.5 million, or 1.3%, to $10.9 billion, which was attributable to a combination of PPP loan fundings, government stimulus programs and an overall customer focus on retaining liquidity. The following chart shows the sources of funding and the percentage of core deposits to total deposits for the trailing five quarters:

Sources of Funding
$ (Billions)
$12
$11
$10
$9
$8
$7
$6
$5
$4
$3
$2
$1
$0
120%
100%
80%
60%
40%
20%
0%
$9.6
$9.4
$9.9
$11.0
$11.1
82.49%
79.88%
82.62%
87.32%
88.01%
$9.3
$9.1
$9.4
$10.7
$10.9
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Period Ending
Deposits
Borrowings
% of Core Deposits

    The cost of deposits for the third quarter of 2020 was 0.20%, an 8 basis point decrease when compared to the second quarter of 2020 due primarily to deposit rate reductions across all products. The Company's net interest margin was 3.13% for the third quarter of 2020 reflecting a 12 basis point decrease from the second quarter of 2020. The table below illustrates the factors that contributed to this decline in the net interest margin for the third quarter:

Net Interest margin as of June 30, 2020	3.25%
Decreased loan yields	(0.08)%
Nonaccrual interest reversal	(0.05)%
Excess liquidity (cash) levels	(0.07)%
PPP loan activity at 1% interest rate	(0.04)%
PPP loan fee amortization	0.03%
Loan purchase accounting (fair value mark amortization/accretion)	0.03%
Decreased cost of funds	0.08%
Other	(0.02)%
Net interest margin as of September 30, 2020	3.13%

    The following table shows the net interest margin and cost of deposits trends for the trailing five quarters, noting a continued decline through the third quarter of 2020.

Noninterest Income

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

Capital

    The Company's approach with respect to revenue and expense is designed to promote long-term earnings growth, which in turn contributes to capital growth. During the first half of 2020, the Company completed its previously announced stock repurchase program, repurchasing all 1.5 million shares available under the program at a total cost of $95.1 million and an average cost per share of $63.39. The following chart shows the Company's book value and tangible book value per share over the past five quarters (see "Non-GAAP Measures" below for a reconciliation of non-GAAP measures):

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

    The Company declared quarterly cash dividends of $0.46 per share for each of the three quarters in 2020, representing an increase of 4.5% from the 2019 quarterly dividend rate of $0.44 per share.

Third Quarter 2020 Results

    Net income for the third quarter of 2020 was $34.9 million, or $1.06 on a diluted earnings per share basis, and decreased 32.7% and 29.8%, respectively, as compared to $51.8 million, or $1.51 on a diluted earnings per share basis, for the prior year third quarter. Results for the third quarter of 2020 reflected elevated levels of provision for credit losses due to assumptions and expectations surrounding the potential future impact of the COVID-19 pandemic, as well as a lower net interest margin as a result of the lower interest rate environment. The third quarter of 2020 included a loss on the termination of a derivative contract and the third quarter of 2019 included merger and acquisition costs which the Company deems to be noncore. Excluding these noncore items, third quarter 2020 and 2019 operating net income was $35.4 million and $51.7 million, respectively. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

2020 Outlook

Due to the impacts and uncertainties associated with the COVID-19 pandemic, the Company has not provided an updated 2020 Outlook as of September 30, 2020. The Company's prior Outlooks for 2020 as set forth under the heading "2020 Outlook" in the Company's 2019 year-end earnings release issued on January 16, 2020, its Form 10-K and its 2020 Quarterly Reports on Form 10-Q for both the first and second quarter of 2020, have been withdrawn and should not be relied upon.

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

    The following tables summarize adjustments for noncore items for the periods indicated below and reconcile non-GAAP measures:

	Three Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$34,873	$51,845	$1.06	$1.51
Non-GAAP adjustments
Noninterest income components
Less: gain on sale of loans	—	951	—	0.03
Noninterest expense components
Add: loss on termination of derivatives	684	—	0.02	—
Add: merger and acquisition expenses	—	705	—	0.02
Noncore increases (decreases) to income before taxes	684	(246)	0.02	(0.01)
Net tax (benefit) expense associated with noncore items (1)	(192)	72	(0.01)	—
Total tax impact	(192)	72	(0.01)	—
Noncore increases (decreases) to net income	492	(174)	0.01	(0.01)
Operating net income (Non-GAAP)	$35,365	$51,671	$1.07	$1.50

	Nine Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$86,526	$117,698	$2.59	$3.64
Non-GAAP adjustments
Noninterest income components
Less: gain on sale of loans	—	951	—	0.03
Noninterest expense components
Add: loss on termination of derivatives	684	—	0.02	—
Add: merger and acquisition expenses	—	26,433	—	0.82
Noncore increases to income before taxes	684	25,482	0.02	0.79
Net tax benefit associated with noncore items (1)	(192)	(6,686)	(0.01)	(0.21)
Add: adjustment for tax effect of previously incurred merger and acquisition expenses	—	650	—	0.02
Noncore increases to net income	492	19,446	0.01	0.60
Operating net income (Non-GAAP)	$87,018	$137,144	$2.61	$4.24
(1)The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

	Three Months Ended
	September 30 2020	June 30 2020	March 31 2020	December 31 2019	September 30 2019
	(Dollars in thousands)
Net interest income (GAAP)	$90,883	$91,098	$94,304	$99,993	$104,598	(a)

Noninterest income (GAAP)	$29,347	$28,190	$26,435	$33,297	$31,816	(b)
Less:
Gain on sale of loans	—	—	—	—	951
Noninterest income on an operating basis (Non-GAAP)	$29,347	$28,190	$26,435	$33,297	$30,865	(c)

Noninterest expense (GAAP)	$66,658	$66,607	$66,840	$67,445	$67,533	(d)
Less:
Merger and acquisition expense	—	—	—	—	705
Loss on termination of derivative	684	—	—	—	—
Noninterest expense on an operating basis (Non-GAAP)	$65,974	$66,607	$66,840	$67,445	$66,828	(e)

Total revenue (GAAP)	$120,230	$119,288	$120,739	$133,290	$136,414	(a+b)
Total operating revenue (Non-GAAP)*	$120,230	$119,288	$120,739	$133,290	$135,463	(a+c)

Ratios
Noninterest income as a % of revenue (GAAP based)	24.41%	23.63%	21.89%	24.98%	23.32%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (Non-GAAP)*	24.41%	23.63%	21.89%	24.98%	22.78%	(c/(a+c))
Efficiency ratio (GAAP based)	55.44%	55.84%	55.36%	50.60%	49.51%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	54.87%	55.84%	55.36%	50.60%	49.33%	(e/(a+c))

    The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share as of the dates indicated:

	September 30 2020	June 30 2020	March 31 2020	December 31 2019	September 30 2019
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$1,689,724	$1,671,692	$1,679,656	$1,708,143	$1,682,324	(a)
Less: Goodwill and other intangibles	530,749	532,202	533,672	535,492	535,869
Tangible common equity (Non-GAAP)	1,158,975	1,139,490	1,145,984	1,172,651	1,146,455	(b)
Tangible assets
Assets (GAAP)	13,173,665	13,022,500	11,980,240	11,395,165	11,538,639	(c)
Less: Goodwill and other intangibles	530,749	532,202	533,672	535,492	535,869
Tangible assets (Non-GAAP)	$12,642,916	$12,490,298	$11,446,568	$10,859,673	$11,002,770	(d)
Common shares	32,955,547	32,942,110	33,260,005	34,377,388	34,366,781	(e)

Common equity to assets ratio (GAAP)	12.83%	12.84%	14.02%	14.99%	14.58%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	9.17%	9.12%	10.01%	10.80%	10.42%	(b/d)
Book value per share (GAAP)	$51.27	$50.75	$50.50	$49.69	$48.95	(a/e)
Tangible book value per share (Non-GAAP)	$35.17	$34.59	$34.46	$34.11	$33.36	(b/e)

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
There have been no material changes in critical accounting policies during the first nine months of 2020 aside from the adoption of the CECL accounting standard effective January 1, 2020. The Company's critical accounting policy for the Allowance for Credit Losses is as follows:
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
Loans that no longer share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that are individually assessed, the

Company uses either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable. The allowance is increased by provisions for credit losses and by recoveries of loans previously charged-off and is reduced by loans charged-off. For additional discussion of the Company’s methodology of assessing the adequacy of the allowance for credit losses, see Note 4, "Loans, Allowance for Credit Losses and Credit Quality" to the Consolidated Financial Statements included in Part I. Item 1 of this Report.
For held to maturity securities, the Company measures expected credit losses on a collective basis by major security type. Management classifies the held-to-maturity portfolio into the following major security types: U.S. Government Agency, U.S. Treasury, Agency Mortgage-Backed Securities, Agency Collateralized Mortgage Obligations, Small Business Administration Pooled Securities, and Single Issuer Trust Preferred Securities. Securities in the Company's held to maturity portfolio are guaranteed by either the U.S. Federal Government or other government sponsored agencies with a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore does not estimate an allowance for credit losses on these securities.
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
For additional discussion of the Company’s methodology of assessing the adequacy of the allowance for credit losses for its security portfolios, see Note 3, "Securities" to the Consolidated Financial Statements included in Part I. Item 1 of this Report.
Refer to the 2019 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale, and securities which management intends to hold until maturity. Securities decreased by $83.9 million, or 7.0%, at September 30, 2020 as compared to December 31, 2019, reflecting paydowns, called securities, and maturities offset by $153.7 million of purchases. The ratio of securities to total assets was 8.40% and 10.45% at September 30, 2020 and December 31, 2019, respectively. Further details regarding the Company's analysis of expected credit losses on securities can be found in Note 3 “Securities” to the Consolidated Financial Statements included in Part I. Item 1 of this Report.

    Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. The Company originates residential loans with the intention of selling them in the secondary market or to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no material losses related to mortgage repurchases during the three and nine months ended September 30, 2020 and 2019, respectively.

    The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Dollars in thousands)
Held in portfolio	$54,826	$43,098	$125,392	$133,111
Sold or held for sale in the secondary market	262,323	232,129	654,772	450,203
Total closed loans	$317,149	$275,227	$780,164	$583,314

    The table below reflects additional information related to the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Dollars in thousands)
Sold with servicing rights released	$252,907	$169,532	$581,206	$334,426
Sold with servicing rights retained (1)	—	45,829	45,394	69,465
Total loans sold	$252,907	$215,361	$626,600	$403,891

(1)The Company had recourse on all loans sold with servicing rights retained as of September 30, 2020 and 2019, respectively.

    When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneous with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $508.7 million, $656.4 million and $649.4 million at September 30, 2020, December 31, 2019, and September 30, 2019, respectively.

    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:

Table 3 - Mortgage Servicing Asset

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Dollars in thousands)
Balance at beginning of period	$3,321	$4,587	$5,116	$1,445
Additions	—	419	424	632
Acquired portfolio	—	—	—	3,198
Amortization	(316)	(215)	(927)	(483)
Change in valuation allowance	(250)	(34)	(1,858)	(35)
Balance at end of period	$2,755	$4,757	$2,755	$4,757
See Note 9, “Derivative and Hedging Activities” to the Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio The Company’s loan portfolio increased by $531.6 million during the first nine months of 2020. The overall increase is primarily attributable to the Company's participation in the PPP, which resulted in aggregate program specific loan fundings of $811.7 million during the second and third quarters of 2020. When excluding PPP activity, loans declined by $280.2 million, or 3.16%, compared to December 31, 2019. The majority of this decline occurred in the commercial and industrial and residential portfolios, as commercial and industrial balances reflect reduced line utilization across multiple products, while residential declines continue to reflect the lower rate environment driving the majority of production to be sold into the secondary market.

    The Company's commercial loan portfolio is comprised primarily of commercial and industrial loans as well as commercial real estate loans. Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. As previously stated, the Company's participation in the PPP resulted in significant loan fundings within the commercial and industrial portfolio and totaled $811.7 million at September 30, 2020, comprising 39.4% of the total portfolio. Accordingly, the composition of the portfolio by sector is skewed as compared to periods prior to commencement of the PPP, as the PPP loans are reflected within the various sectors below. The following pie chart shows the diversification of the commercial and industrial portfolio as of September 30, 2020:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $2.1 billion
All Other (11 Sectors): 21.2%
Retail Trade: 15.9%
Construction: 14.4%
Real Estate/Rental and Leasing: 12.1%
Manufacturing: 9.0%
Wholesale Trade: 8.5%
Accommodation and food services: 6.8%
Administrative Support/Waste Mgmt/Remediation Services : 8.4%
Finance and Insurance: 3.7%

(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$203
Largest individual commercial and industrial loan outstanding	$22,801
Commercial and industrial nonperforming loans/commercial and industrial loans	1.79%
The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of September 30, 2020:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $4.7 billion

All Other: 13.2%
Residential - Related: 30.4%
Strip Malls: 5.7%
Hotels/Motels: 8.8%
Industrial Warehouse: 10.0%
Office Buildings: 16.4%
Commercial Buildings: 15.5%

(Dollars in thousands)
Average loan size	$1,115
Largest individual commercial real estate mortgage outstanding	$32,000
Commercial real estate nonperforming loans/commercial real estate loans	0.81%
Owner occupied commercial real estate loans/commercial real estate loans	14.3%

    The Company's consumer portfolio consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Other consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $2.5 billion at September 30, 2020, as noted below:

Consumer Portfolio Composition
Total Portfolio of $2.5 Billion

Other consumer: 0.9%
Home equity - subordinate positions: 18.5%
Residential real estate: 54.6%
Home equity - first position: 26.0%

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
Nonaccrual Loans    As a general rule, loans 90 days or more past due with respect to principal or interest are classified as nonaccrual loans. However, certain loans that are 90 days or more past due may be kept on an accruing status if the loans are well secured and in the process of collection. The Company may also put a junior lien mortgage on nonaccrual status as a result of delinquency with respect to the first position, which is held by another financial institution, while the junior lien is currently performing. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for credit losses.
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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	September 30 2020	December 31 2019	September 30 2019
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$36,851	$22,574	$23,507
Commercial real estate	38,164	3,016	1,666
Small business	542	311	112
Residential real estate	16,229	13,360	11,281
Home equity	6,159	6,570	6,720
Other consumer	79	61	74
Total (1)	$98,024	$45,892	$43,360
Loans past due 90 days or more but still accruing
Commercial real estate (2)	—	218	—
Residential real estate (2)	—	1,652	1,807
Home equity (2)	—	265	511
Other consumer	1	22	24
Total	$1	$2,157	$2,342
Total nonperforming loans	$98,025	$48,049	$45,702
Other real estate owned	—	—	2,500
Total nonperforming assets	$98,025	$48,049	$48,202
Nonperforming loans as a percent of gross loans	1.04%	0.54%	0.51%
Nonperforming assets as a percent of total assets	0.74%	0.42%	0.42%

(1)Inclusive of TDRs on nonaccrual status of $23.8 million, $24.8 million, and $26.2 million at September 30, 2020, December 31, 2019, and September 30, 2019, respectively.
(2)Represents purchased credit impaired ("PCI") loans that were accruing interest due to expectation of future cash collections. Under CECL guidance, the concept of PCI loans was eliminated and therefore not applicable for periods subsequent to the Company's adoption on January 1, 2020.

    The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended		Nine Months Ended
	September 30 2020	September 30 2019	September 30 2020	September 30 2019
	(Dollars in thousands)
Nonperforming assets beginning balance	$48,814	$48,183	$48,049	$45,418
New to nonperforming (1)	60,850	4,946	75,580	11,604
Acquired nonperforming loans	—	—	—	2,317
Loans charged-off	(4,304)	(707)	(5,748)	(1,738)
Loans paid-off	(5,050)	(3,041)	(12,339)	(9,501)
Loans restored to performing status	(2,229)	(714)	(7,319)	(2,212)
Acquired other real estate owned	—	—	—	2,818
Valuation write down	—	(389)	—	(389)
Other	(56)	(76)	(198)	(115)
Nonperforming assets ending balance	$98,025	$48,202	$98,025	$48,202
(1)The increase in the September 30, 2020 balance reflects the migration of three large commercial relationships, all related to industries previously identified as being highly impacted by the COVID-19 pandemic.

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 6 - Troubled Debt Restructurings

	September 30 2020	December 31 2019	September 30 2019
	(Dollars in thousands)
Performing troubled debt restructurings	$17,521	$19,599	$20,182
Nonaccrual troubled debt restructurings	23,810	24,766	26,232
Total	$41,331	$44,365	$46,414
Performing troubled debt restructurings as a % of total loans	0.19%	0.22%	0.23%
Nonaccrual troubled debt restructurings as a % of total loans	0.25%	0.28%	0.29%
Total troubled debt restructurings as a % of total loans	0.44%	0.50%	0.52%
The following table summarizes changes in TDRs for the periods indicated:
Table 7 - Activity in Troubled Debt Restructurings

	Three Months Ended		Nine Months Ended
	September 30 2020	September 30 2019	September 30 2020	September 30 2019
	(Dollars in thousands)
TDRs beginning balance	$41,839	$50,264	$44,365	$53,197
New to TDR status	625	290	1,874	622
Paydowns	(1,133)	(4,131)	(4,930)	(7,396)
Charge-offs	—	(9)	22	(9)
TDRs ending balance	$41,331	$46,414	$41,331	$46,414
    As previously noted, the Company has been offering needs based payment relief options for its customers in response to the COVID-19 pandemic. These modifications will not be accounted for as TDRs if the borrower was in compliance with their loan terms as of December 31, 2019. The following table summarizes active deferrals by modification type as of September 30, 2020:
Table 8 - Deferrals by Modification Type

	Deferral of Principal and Interest	Deferral of Principal Only	Deferral of Interest Only	Total Deferrals	Total Portfolio	% Deferral
	(Dollars in thousands)
Commercial and industrial	$5,658	$33,032	$582	$39,272	$2,062,345	1.9%
Commercial real estate (1)	230,873	228,521	26,561	485,955	4,698,798	10.3%
Business Banking	1,047	4,339	236	5,622	167,632	3.4%
Residential real estate	37,173	2,515	—	39,688	1,352,305	2.9%
Home equity	6,667	—	6,482	13,149	1,101,054	1.2%
Consumer	94	—	—	94	23,059	0.4%
Total active deferrals as of September 30, 2020	$281,512	$268,407	$33,861	$583,780	$9,405,193	6.2%
(1) Balances include commercial construction deferrals.

    Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs for the periods indicated:
Table 9 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Nine Months Ended
	September 30 2020	September 30 2019	September 30 2020	September 30 2019
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$744	$705	$1,909	$1,997
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$861	$1,047	$2,258	$3,155
Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At September 30, 2020, there were 99 relationships, with an aggregate balance of $176.0 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.

In addition and as a result of the COVID-19 pandemic, management has also enhanced monitoring of loan portfolios in certain industries that have been or could be potentially highly impacted. While management is unable to predict the full impact of all industries affected by the pandemic, there are assumptions as to which industries will be more impacted due to social distancing and other measures put in place, as well as the duration of these restrictions. Management has identified approximately $1.3 billion of loans within highly impacted industries, such as Accommodations, Food Services, Retail Trade, Other Services (except Public Administration), and Arts, Entertainment & Recreation. Loss exposure within these industries is mitigated by a number of factors such as collateral values, loan-to-value ratios, and other key indicators, however, some degree of credit loss is expected and has been incorporated into the allowance for credit loss recognition under the CECL model.

The table below provides total outstanding balances of commercial loans as of the dates indicated within industries that management has deemed to be highly impacted by the COVID-19 pandemic:

Table 10 - Highly Impacted COVID-19 Industries - Details

September 30, 2020
(Dollars in thousands)
Accommodations
Balance	$420,099
Average borrower loan size	$4,194
% secured by real estate	99.7%
Weighted average loan to value	52.2%
Other information:
–The accommodation portfolio consists of 71 properties representing a combination of flagged (61%) and non-flagged (39%) hotels, motels and inns.
–Properties deemed to be located in areas of leisure comprise $169.8 million, or 41% of the total accommodation portfolio.
–Approximately 90% of the balances outstanding are secured by properties located within New England states with the largest concentration in Massachusetts (60%).

Food Services
Balance	$154,846
Average borrower loan size	$417
% secured by real estate	61.5%
Weighted average loan to value	50.3%
Other information:
–The food services portfolio includes full-service restaurants (65%), limited service restaurants and fast food (33%), and other types of food service (caterers, bars, mobile food service 2%).

Retail Trade
Balance	$493,270
Average borrower loan size	$485
% secured by real estate	43.8%
Weighted average loan to value	55.4%
Other information:
–The retail trade portfolio consists broadly of food and beverage stores (42%), motor vehicle and parts dealers (26%), gasoline stations (14%), and all other retailers account for (18%).
–Collateral for these loans varies and may consist of real estate, motor vehicles inventories, other types of inventories and general business assets.

Other Services (except Public Administration)
Balance	$147,984
Average borrower loan size	$258
% secured by real estate	51.2%
Weighted average loan to value	48.4%
Other information:
–The other services portfolio consists of various for-profit and not-for-profit services diversified across religious, civic and social service organizations (42%), repair and maintenance business (30%) and personal services, including car washes, beauty salons, laundry services, funeral homes, pet care and other types of services (28%).

Arts, Entertainment, and Recreation
Balance	$97,962
Average borrower loan size	$769
% secured by real estate	83.8%
Weighted average loan to value	50.8%
Other information:
–Amusement, gambling and recreational industries make up a majority of this category (95%) and include amusement/theme parks, bowling centers, fitness centers, golf courses, marinas, and other recreational industries. Other industries including museums, performing arts, and spectator sports account for the remaining outstanding balances (5%).

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
The balance of allowance for credit losses of $115.6 million as of September 30, 2020 represents an increase of $47.9 million, or 70.6%, in comparison to the implementation balances at January 1, 2020, and an increase of $3.4 million, or 3.1% compared to June 30, 2020. This increase in the allowance during the first three quarters of 2020 was primarily driven by anticipated credit deterioration due to the ongoing COVID-19 pandemic, which resulted in the Company recording a $52.5 million provision for credit losses for the nine months ended September 30, 2020. During the third quarter, conditions surrounding the credit environment and expectations for future loss estimates did not change significantly in comparison to the previous quarter, and as a result the Company recorded a $7.5 million credit loss provision, reflecting a decrease from the $25 million and $20 million recorded during the first and second quarters of 2020, respectively.
The Company utilizes forecasted data to run its quantitative model and continued to use a more severe outlook at September 30, 2020 as compared to the baseline forecast that was used to calculate opening balances on January 1, 2020. In determining the Company's allowance for credit losses as of September 30, 2020, the economic outlook included certain assumptions related to the COVID-19 pandemic as it has had a meaningful impact to the economy. The underlying assumptions related to the Company's economic forecast included items such as, unemployment increasing through mid-2022, federal funds rates holding steady near 0% until 2022 and an expectation that no sustained economic recovery will occur until 2022.
The provision for credit losses was qualitatively adjusted upward during the nine months ended September 30, 2020 in order to ensure coverage for highly impacted relationships as management performed detailed analysis consisting of a review of maximum levels of historic loss given default ("LGD") and stressed probability of default ("PD") scenarios for loans that were deemed to be more at risk within the industries that are highly impacted by the COVID-19 pandemic. As a result of this review and analysis, the qualitative overlay was adjusted upward slightly during the three months ended September 30, 2020, but to a lesser extent than the previous two quarters, as conditions related to the COVID-19 environment did not change significantly during the quarter. Refer to Note 4, "Loans, Allowance for Credit Losses and Credit Quality" to the Consolidated Financial Statements included in Part I. Item 1 of this Report for further details surrounding the Company's adoption of CECL, related accounting policy updates and full disclosures under the new standard.

    The following table summarizes changes in the allowance for credit losses and other selected statistics for the periods presented:

Table 11 - Summary of Changes in the Allowance for Credit Losses

	Three Months Ended
	September 30 2020	June 30 2020	March 31 2020	December 31 2019	September 30 2019
	(Dollars in thousands)
Average total loans	$9,375,522	$9,311,877	$8,871,346	$8,877,072	$8,897,794
Allowance for credit losses, beginning of period	$112,176	$92,376	$67,740	$66,942	$65,960
Cumulative effect accounting adjustment (1)	—	—	(1,137)	—	—
Cumulative effect accounting adjustment (2)	—	—	1,157	—	—
Charged-off loans
Commercial and industrial	185	—	—	244	—
Commercial real estate	3,885	—	—	2,532	82
Small business	49	36	109	190	125
Home equity	—	4	138	28	28
Other consumer	185	670	487	473	472
Total charged-off loans	4,304	710	734	3,467	707
Recoveries on loans previously charged-off
Commercial and industrial	1	4	42	4	1,003
Commercial real estate	9	—	—	—	106
Small business	2	3	3	14	61
Residential real estate	1	—	1	1	140
Home equity	21	95	58	40	194
Other consumer	219	408	246	206	185
Total recoveries	253	510	350	265	1,689
Net loans charged-off (recovered)
Commercial and industrial	184	(4)	(42)	240	(1,003)
Commercial real estate	3,876	—	—	2,532	(24)
Small business	47	33	106	176	64
Residential real estate	(1)	—	(1)	(1)	(140)
Home equity	(21)	(91)	80	(12)	(166)
Other consumer	(34)	262	241	267	287
Total net loans charged-off (recovered)	4,051	200	384	3,202	(982)
Provision for credit losses	7,500	20,000	25,000	4,000	—
Total allowance for credit losses, end of period	$115,625	$112,176	$92,376	$67,740	$66,942
Net loans charged-off/(recovered) as a percent of average total loans (annualized)	0.17%	0.01%	0.02%	0.14%	(0.04)%
Allowance for credit losses as a percent of total loans	1.23%	1.20%	1.04%	0.76%	0.75%
Allowance for credit losses as a percent of nonperforming loans	117.95%	229.80%	192.29%	140.98%	146.47%
(1)Represents adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment represents a $1.1 million decrease to the allowance attributable to the change in accounting methodology for estimating the allowance for credit losses resulting from the Company's adoption of the standard.

(2)Represents adjustment needed to reflect the day one reclassification of the Company's PCI loan balances to PCD and the associated gross-up, pursuant to the adoption of Accounting Standards Update 2016-13. The adjustment represents a $1.2 million increase to the allowance resulting from the day one reclassification.

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 12 - Summary of Allocation of Allowance for Credit Losses

	September 30 2020		January 1 2020		December 31 2019
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$28,219	21.9%	$15,659	15.7%	$17,594	15.7%
Commercial real estate	39,386	43.9%	20,224	45.1%	32,935	45.1%
Commercial construction	5,210	6.1%	2,401	6.2%	6,053	6.2%
Small business	4,593	1.8%	2,241	2.0%	1,746	2.0%
Residential real estate	14,163	14.4%	13,691	17.9%	3,440	17.9%
Home equity	23,572	11.7%	12,907	12.8%	5,576	12.8%
Other consumer	482	0.2%	637	0.3%	396	0.3%
Total allowance for credit losses	$115,625	100.0%	$67,760	100.0%	$67,740	100.0%
(1)Loans originated as part of the PPP established by the CARES Act and included within the commercial and industrial category have been excluded from the credit loss calculations as these loans are 100% guaranteed by the U.S. Government.
As a result of the initial adoption of CECL on January 1, 2020, the total allowance amount did not change materially, although allocation of these amounts by category did change. These changes are due to the new model that incorporates estimates of loss for the life of the loan, which requires higher reserves for loans with longer anticipated lives. The increase from adoption to September 30, 2020 is largely driven by the downturn of the economy in response to the impact of the COVID-19 pandemic and the resulting changes to the model inputs, as well as additional qualitative adjustments required for relationships in industries that are highly impacted by social distancing business closures and other mandated government requirements in response to the COVID-19 pandemic.
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

For additional information regarding the Company’s allowance for credit losses, see Note 4 "Loans, Allowance for Credit Losses and Credit Quality" and Note 5, “Loans and Allowance for Loan Losses” to the Consolidated Financial Statements included in Part I.Item 1 of this Report.
Federal Home Loan Bank Stock The Bank held an investment in FHLB stock of $15.1 million and $14.4 million at September 30, 2020 and December 31, 2019, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.
    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $530.7 million and $535.5 million at September 30, 2020 and December 31, 2019, respectively. The decrease was primarily due to amortization of definite-lived intangibles.
The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. The COVID-19 pandemic has resulted in significant levels of volatility in the capital markets and presents heightened uncertainty surrounding the future impact to operations of the Company and its customers. Given these conditions, the Company identified this impact from the pandemic as a triggering event warranting interim tests for impairment as of March 31, June 30, and again as of September 30, 2020. Accordingly, the Company performed impairment tests as of each date and determined that there was no impairment of its goodwill. Although the Company utilizes quoted market prices when estimating fair value of the reporting unit for purposes of the quantitative impairment test, it also considers certain qualitative factors, including the concept of a control premium, which increases the fair value as compared to market capitalization. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company also considered the impact of the COVID-19 pandemic as it pertains to these intangible assets, and determined that there was no indication of impairment related to other intangible assets as of September 30, 2020.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $199.5 million and $197.4 million at September 30, 2020 and December 31, 2019, respectively. The Company recorded tax exempt income from life insurance policies of $1.3 million for each of the three month periods ended September 30, 2020 and 2019, respectively, and $3.9 million and $3.6 million for the nine month periods ended September 30, 2020 and 2019, respectively. Also during the nine months ended September 30, 2020, the Company recorded gains on life insurance benefits of $692,000, all of which were recorded during the first half of 2020, as compared to $434,000 of gains on life insurance benefits recorded during the three and nine months ended September 30, 2019.
Deposits As of September 30, 2020, total deposits were $10.9 billion, representing a $1.7 billion, or 18.6%, increase from December 31, 2019, primarily due to a combination of PPP loan fundings, government stimulus programs and a customer focus on retaining liquidity, which continued to fuel strong growth during the nine months ended September 30, 2020. The total cost of deposits was 0.20% and 0.50% for the three months ended September 30, 2020 and 2019, respectively, and 0.31% and 0.46% for the nine months ended September 30, 2020 and 2019, respectively. Core deposits represented 88.01% of total deposits as of September 30, 2020.
    The Company also participates in the Promontory Interfinancial Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market, and amounted to $232.4 million and $211.2 million at September 30, 2020 and December 31, 2019, respectively. In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the Promontory Interfinancial Network, which amounted to $58.1 million and $281.6 million at September 30, 2020 and December 31, 2019, respectively.

Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings decreased by $7.4 million, or 2.4%, at September 30, 2020, as compared to December 31, 2019. During the first quarter of 2020, the Company entered into $300.0 million in short-term advances from the Federal Home Loan Bank ("FHLB"). Subsequently, during the second quarter the Company made a $200.0 million prepayment on these FHLB borrowings, resulting in a prepayment penalty of $389,000. Also, during the second quarter, the Company paid down $37.5 million of its long-term line of credit. In relation to its funding strategy, in light of the steady buildup of its liquidity position, the Company decided to exit its $100.0 million hedge against the FHLB borrowings during the third quarter and subsequently exited the remaining $100.0 million FHLB borrowing early in the fourth quarter.
The following table presents the components of borrowings as of the dates indicated:
Table 13 - Borrowings

	September 30 2020	December 31 2019

Federal Home Loan Bank borrowings	$145,765	$115,748
Long-term borrowings	37,447	74,906
Junior subordinated debentures	62,850	62,848
Subordinated debentures	49,672	49,601
Total borrowings	$295,734	$303,103
Additionally, the Bank had $4.1 billion and $4.0 billion of assets pledged as collateral against borrowings at September 30, 2020 and December 31, 2019, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On September 17, 2020, the Company’s Board of Directors declared a cash dividend of $0.46 per share to stockholders of record as of the close of business on September 28, 2020. This dividend was paid on October 9, 2020.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At September 30, 2020 and December 31, 2019, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:

Table 14 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	September 30, 2020
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$1,352,497	14.87%	$727,486	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	1,128,182	12.41%	409,211	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	1,189,182	13.08%	545,614	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	1,189,182	9.52%	499,613	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$1,278,819	14.09%	$725,884	≥	8.0%	$907,355	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	1,165,370	12.84%	408,310	≥	4.5%	589,781	≥	6.5%
Tier 1 capital (to risk weighted assets)	1,165,370	12.84%	544,413	≥	6.0%	725,884	≥	8.0%
Tier 1 capital (to average assets)	1,165,370	9.34%	498,917	≥	4.0%	623,646	≥	5.0%
	December 31, 2019
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$1,352,341	14.83%	$729,291	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	1,171,963	12.86%	410,226	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	1,232,963	13.53%	546,969	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	1,232,963	11.28%	437,271	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$1,275,611	14.00%	$728,868	≥	8.0%	$911,085	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	1,205,740	13.23%	409,988	≥	4.5%	592,205	≥	6.5%
Tier 1 capital (to risk weighted assets)	1,205,740	13.23%	546,651	≥	6.0%	728,868	≥	8.0%
Tier 1 capital (to average assets)	1,205,740	11.06%	435,886	≥	4.0%	544,857	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At September 30, 2020, the Company's capital levels exceeded the buffer.
Dividend Restrictions In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its "well capitalized" status, dividends paid by the Bank to the Company totaled $16.2 million and $32.6 million for the three months ended September 30, 2020 and 2019, respectively, and totaled $139.8 million and $90.3 million for the nine months ended September 30, 2020 and 2019, respectively. The total dividends paid for the nine months ended September 30, 2019 included $16.5 million that was used for funding the April 1, 2019 Blue Hills Bancorp. Inc. ("BHB") acquisition.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At both September 30, 2020 and December 31, 2019 there was $61.0 million in trust preferred securities which have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
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
Investment Management As of September 30, 2020, the Rockland Trust Investment Management Group had assets under administration of $4.5 billion, representing 6,140 trust, fiduciary, and agency accounts. At December 31, 2019, assets under administration were $4.6 billion, representing approximately 6,108 trust, fiduciary, and agency accounts. The decline in value reflects the overall market decline driven primarily by investor response to the COVID-19 pandemic during the year, including a sharp decline in the U.S. stock market during the first quarter, followed by a period of market recovery during the second and third quarters, along with an outflow of custody accounts which also contributed to the decrease in value. Included in these amounts as of September 30, 2020 and December 31, 2019 are assets under administration of $339.1 million and $342.2 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group was $7.0 million and $6.6 million for the three months ended September 30, 2020 and 2019, respectively, and $20.1 million and $19.1 million for the nine months ended September 30, 2020 and 2019, respectively.
Retail investments and insurance revenue were $573,000 and $554,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.6 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively.
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

RESULTS OF OPERATIONS
    The following table provides a summary of results of operations for the three and nine months ended September 30, 2020 and 2019:
Table 15 - Summary of Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Net income	$34,873	$51,845	$86,526	$117,698
Diluted earnings per share	$1.06	$1.51	$2.59	$3.64
Return on average assets	1.07%	1.78%	0.93%	1.47%
Return on average equity	8.21%	12.33%	6.80%	10.77%
Net interest margin	3.13%	4.03%	3.36%	4.08%

    The Company's results of operations were impacted by a compressed net interest margin, along with elevated provision for credit losses recognized during the nine months ended September 30, 2020. The provision of $52.5 million recorded during the nine months ended September 30, 2020 was primarily driven by assumptions regarding future losses that contemplate the impact of the COVID-19 pandemic.
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the third quarter of 2020 was $91.1 million, representing a decrease of $13.7 million, or 13.1%, when compared to the third quarter of 2019, primarily due to the negative impact of a lower interest rate environment and mix of interest earnings assets. For the nine months ended September 30, 2020, the net interest income on a FTE basis was $277.0 million, representing a decrease of $16.8 million, or 5.7%, when compared to the nine months ended September 30, 2019, primarily due to the negative impact of a lower interest rate environment and mix of interest earning assets, partially offset by the year-to-date impact of the BHB acquisition, which closed in the second quarter of 2019.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ending September 30, 2020 and 2019. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 16 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended September 30
	2020			2019
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$997,921	$254	0.10%	$115,255	$680	2.34%
Securities
Securities - trading	2,607	—	—%	1,947	—	—%
Securities - taxable investments	1,139,843	7,218	2.52%	1,204,314	8,269	2.72%
Securities - nontaxable investments (1)	1,146	11	3.82%	1,739	18	4.11%
Total securities	$1,143,596	$7,229	2.51%	$1,208,000	$8,287	2.72%
Loans held for sale	50,709	326	2.56%	102,065	456	1.77%
Loans (2)
Commercial and industrial (1)	2,033,385	17,724	3.47%	1,380,007	20,274	5.83%
Commercial real estate (1)	4,086,594	41,578	4.05%	4,017,670	49,139	4.85%
Commercial construction	568,007	5,126	3.59%	510,277	7,155	5.56%
Small business	168,662	2,303	5.43%	172,942	2,626	6.02%
Total commercial	6,856,648	66,731	3.87%	6,080,896	79,194	5.17%
Residential real estate	1,387,055	13,436	3.85%	1,644,467	17,329	4.18%
Home equity	1,107,685	9,658	3.47%	1,142,137	13,309	4.62%
Total consumer real estate	2,494,740	23,094	3.68%	2,786,604	30,638	4.36%
Other consumer	24,134	515	8.49%	30,294	627	8.21%
Total loans	$9,375,522	$90,340	3.83%	$8,897,794	$110,459	4.93%
Total interest-earning assets	$11,567,748	$98,149	3.38%	$10,323,114	$119,882	4.61%
Cash and due from banks	124,482			121,515
Federal Home Loan Bank stock	15,090			15,781
Other assets	1,313,194			1,119,388
Total assets	$13,020,514			$11,579,798
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$3,836,488	$838	0.09%	$3,157,870	$2,120	0.27%
Money market	2,087,822	945	0.18%	1,942,932	4,220	0.86%
Time deposits	1,076,546	3,649	1.35%	1,471,749	5,506	1.48%
Total interest-bearing deposits	$7,000,856	$5,432	0.31%	$6,572,551	$11,846	0.72%
Borrowings
Federal Home Loan Bank borrowings	$145,766	$408	1.11%	$156,054	$945	2.40%
Long-term borrowings	37,439	141	1.50%	74,885	684	3.62%
Junior subordinated debentures	62,850	438	2.77%	62,848	506	3.19%
Subordinated debentures	49,659	617	4.94%	84,319	1,045	4.92%
Total borrowings	$295,714	$1,604	2.16%	$378,106	$3,180	3.34%

Total interest-bearing liabilities	$7,296,570	$7,036	0.38%	$6,950,657	$15,026	0.86%
Noninterest bearing demand deposits	3,700,902			2,753,596
Other liabilities	332,937			207,924
Total liabilities	$11,330,409			$9,912,177
Stockholders' equity	1,690,105			1,667,621
Total liabilities and stockholders' equity	$13,020,514			$11,579,798
Net interest income (1)		$91,113			$104,856
Interest rate spread (3)			3.00%			3.75%
Net interest margin (4)			3.13%			4.03%
Supplemental information
Total deposits, including demand deposits	$10,701,758	$5,432		$9,326,147	$11,846
Cost of total deposits			0.20%			0.50%
Total funding liabilities, including demand deposits	$10,997,472	$7,036		$9,704,253	$15,026
Cost of total funding liabilities			0.25%			0.61%

(1)The total amount of adjustment to present interest income and yield on a FTE basis was $230,000 and $258,000 for the three months ended September 30, 2020 and 2019, respectively. The FTE adjustment relates to tax exempt income relating to securities with average balances of $1.1 million and $1.7 million and tax exempt income relating to loans with average balances of $81.6 million and $84.5 million, for the three months ended September 30, 2020 and 2019, respectively.
(2)Includes average nonaccruing loans.
(3)Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 17 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Nine Months Ended September 30
	2020			2019
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$599,827	$546	0.12%	$96,305	$1,753	2.43%
Securities
Securities - trading	2,421	—	—%	1,820	—	—%
Securities - taxable investments	1,178,671	23,006	2.61%	1,176,961	24,255	2.76%
Securities - nontaxable investments (1)	1,176	34	3.86%	1,739	52	4.00%
Total securities	$1,182,268	$23,040	2.60%	$1,180,520	$24,307	2.75%
Loans held for sale	43,150	917	2.84%	40,768	527	1.73%
Loans (2)
Commercial and industrial (1)	1,784,715	52,027	3.89%	1,300,815	55,674	5.72%
Commercial real estate (1)	4,050,154	129,800	4.28%	3,785,964	139,229	4.92%
Commercial construction	554,222	17,341	4.18%	453,097	20,037	5.91%
Small business	172,575	7,253	5.61%	168,280	7,720	6.13%
Total commercial	6,561,666	206,421	4.20%	5,708,156	222,660	5.22%
Residential real estate	1,473,812	41,856	3.79%	1,442,007	44,351	4.11%
Home equity	1,125,817	31,617	3.75%	1,125,144	38,797	4.61%
Total consumer real estate	2,599,629	73,473	3.78%	2,567,151	83,148	4.33%
Other consumer	25,643	1,587	8.27%	25,317	1,623	8.57%
Total loans	$9,186,938	$281,481	4.09%	$8,300,624	$307,431	4.95%
Total interest-earning assets	$11,012,183	$305,984	3.71%	$9,618,217	$334,018	4.64%
Cash and due from banks	122,302			117,465
Federal Home Loan Bank stock	17,645			16,561
Other assets	1,256,074			927,837
Total assets	$12,408,204			$10,680,080
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$3,592,069	$3,873	0.14%	$3,085,974	$6,249	0.27%
Money market	1,978,006	5,495	0.37%	1,796,081	11,379	0.85%
Time deposits	1,202,746	13,983	1.55%	1,190,950	12,424	1.39%
Total interest-bearing deposits	$6,772,821	$23,351	0.46%	$6,073,005	$30,052	0.66%
Borrowings
Federal Home Loan Bank borrowings	$205,244	$1,369	0.89%	$213,896	$4,028	2.52%
Line of credit	—	—	—%	3,595	104	3.87%
Long-term borrowings	61,240	1,045	2.28%	51,327	1,461	3.81%
Junior subordinated debentures	62,849	1,362	2.89%	69,176	1,891	3.65%
Subordinated debentures	49,635	1,852	4.98%	71,242	2,633	4.94%
Total borrowings	$378,968	$5,628	1.98%	$409,236	$10,117	3.31%
Total interest-bearing liabilities	$7,151,789	$28,979	0.54%	$6,482,241	$40,169	0.83%
Noninterest bearing demand deposits	3,257,058			2,572,357
Other liabilities	300,248			164,783

Total liabilities	$10,709,095			$9,219,381
Stockholders' equity	1,699,109			1,460,699
Total liabilities and stockholders' equity	$12,408,204			$10,680,080
Net interest income (1)		$277,005			$293,849
Interest rate spread (3)			3.17%			3.81%
Net interest margin (4)			3.36%			4.08%
Supplemental information
Total deposit, including demand deposits	$10,029,879	$23,351		$8,645,362	$30,052
Cost of total deposits			0.31%			0.46%
Total funding liabilities, including demand deposits	$10,408,847	$28,979		$9,054,598	$40,169
Cost of total funding liabilities			0.37%			0.59%
(1)The total amount of adjustment to present interest income and yield on a FTE basis was $720,000 and $707,000 for the nine months ended September 30, 2020 and 2019, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $1.2 million and $1.7 million and tax exempt income relating to loans with average balances of $83.0 million and $78.4 million for the nine months ended September 30, 2020 and 2019, respectively.
(2)Includes average nonaccruing loans.
(3)Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

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

Table 18 - Volume Rate Analysis

	Three Months Ended September 30			Nine Months Ended September 30
	2020 Compared To 2019			2020 Compared To 2019
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$(5,634)	$5,208	$(426)	$(10,372)	$9,165	$(1,207)
Securities
Securities - taxable investments	(608)	(443)	(1,051)	(1,284)	35	(1,249)
Securities - nontaxable investments (1)	(1)	(6)	(7)	(1)	(17)	(18)
Total securities			(1,058)			(1,267)
Loans held for sale	99	(229)	(130)	359	31	390
Loans
Commercial and industrial (1)	(12,149)	9,599	(2,550)	(24,358)	20,711	(3,647)
Commercial real estate (1)	(8,404)	843	(7,561)	(19,145)	9,716	(9,429)
Commercial construction	(2,838)	809	(2,029)	(7,168)	4,472	(2,696)
Small business	(258)	(65)	(323)	(664)	197	(467)
Total commercial			(12,463)			(16,239)
Residential real estate	(1,180)	(2,713)	(3,893)	(3,473)	978	(2,495)
Home equity	(3,250)	(401)	(3,651)	(7,203)	23	(7,180)
Total consumer real estate			(7,544)			(9,675)
Other consumer	15	(127)	(112)	(57)	21	(36)
Total loans (1)(2)			(20,119)			(25,950)
Total income of interest-earning assets			$(21,733)			$(28,034)
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(1,738)	$456	$(1,282)	$(3,401)	$1,025	$(2,376)
Money market	(3,590)	315	(3,275)	(7,037)	1,153	(5,884)
Time certificates of deposits	(378)	(1,479)	(1,857)	1,436	123	1,559
Total interest bearing deposits			(6,414)			(6,701)
Borrowings
Federal Home Loan Bank borrowings	(475)	(62)	(537)	(2,496)	(163)	(2,659)
Line of Credit	—	—	—	—	(104)	(104)
Long-term borrowings	(201)	(342)	(543)	(698)	282	(416)
Junior subordinated debentures	(68)	—	(68)	(356)	(173)	(529)
Subordinated debentures	2	(430)	(428)	18	(799)	(781)
Total borrowings			(1,576)			(4,489)
Total expense of interest-bearing liabilities			(7,990)			(11,190)
Change in net interest income			$(13,743)			$(16,844)

(1)The table above reflects income determined on a FTE basis. See footnote (1) to tables 16 and 17 for the related adjustments.
(2)Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

    Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an appropriate level of allowance for credit losses. The provision for credit losses was $7.5 million and $52.5 million for the three and nine months ended September 30, 2020, respectively, as compared to no provision for the third quarter of 2019 and $2.0 million for the nine months ended September 30, 2019. The elevated provision for credit losses for the three and nine months ended September 30, 2020 was calculated under the newly adopted CECL methodology, which became effective as of January 1, 2020, and was driven primarily by anticipated loan losses related to the COVID-19 pandemic. The Company’s allowance for credit losses, as a percentage of total loans, was 1.23% at September 30, 2020, 0.76% at December 31, 2019, and 0.75% at September 30, 2019. The Company recorded net charge-offs of $4.1 million and $4.6 million for the three and nine months ended September 30, 2020, respectively, as compared to net recoveries of $982,000 and $649,000 for the three and nine months ended September 30, 2019, respectively. The increase in net charge-offs during the third quarter of 2020 was due primarily to a $3.8 million charge-off recorded on a commercial relationship within one of the industries deemed by management to be highly impacted by the COVID-19 pandemic. Refer to Note 4 "Loans, Allowance for Credit Losses and Credit Quality" to the Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the Company's accounting policies under the CECL standard and primary drivers of the provision for credit losses for the periods.

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 19 - Noninterest Income

	Three Months Ended
	September 30		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Deposit account fees	$3,428	$5,299	$(1,871)	(35.31)%
Interchange and ATM fees	3,044	6,137	(3,093)	(50.40)%
Investment management	7,571	7,188	383	5.33%
Mortgage banking income	7,704	3,968	3,736	94.15%
Gain on life insurance benefits	—	434	(434)	(100.00)%
Increase in cash surrender value of life insurance policies	1,314	1,304	10	0.77%
Loan level derivative income	2,457	2,739	(282)	(10.30)%
Other noninterest income	3,829	4,747	(918)	(19.34)%
Total	$29,347	$31,816	$(2,469)	(7.76)%

	Nine Months Ended
	September 30		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Deposit account fees	$11,227	$14,785	$(3,558)	(24.06)%
Interchange and ATM fees	13,154	16,447	(3,293)	(20.02)%
Investment management	21,696	21,089	607	2.88%
Mortgage banking income	13,570	8,184	5,386	65.81%
Gain on life insurance benefits	692	434	258	59.45%
Increase in cash surrender value of life insurance policies	3,902	3,572	330	9.24%
Loan level derivative income	8,918	4,312	4,606	106.82%
Other noninterest income	10,813	13,174	(2,361)	(17.92)%
Total	$83,972	$81,997	$1,975	2.41%

The primary reasons for the variances in the noninterest income categories shown in the preceding table include:

•Deposit account fees decreased for the three and nine months ended September 30, 2020 in comparison to the year ago periods, driven by reductions in overdraft fees, as customers benefited from government stimulus payments during the first half of 2020.
•Interchange and ATM fees have decreased for the three and nine months ended September 30, 2020 in comparison to the year ago periods, reflecting an overall decrease in consumer spending as customers focus on retaining liquidity during the COVID-19 pandemic. In addition, interchange income for the third quarter of 2020 reflects the negative impact of the Durbin Amendment, which the Company became subject to effective July 1, 2020 as a result of crossing the $10 billion asset threshold.
•Investment management income increased for the three and nine months ended September 30, 2020 in comparison to the year ago periods. Assets under administration were $4.5 billion at both September 30, 2020 and 2019, respectively, however current year asset values were subject to significant general stock market volatility associated with the COVID-19 pandemic.
•Mortgage banking income increased for the three and nine months ended September 30, 2020 in comparison to the year ago periods primarily due to increased volume and continued strong demand largely driven by the low rate environment.
•The Company received proceeds on life insurance policies during the first half of 2020 resulting in gains of $692,000 for the nine months ended September 30, 2020. There were $434,000 of such gains during the three and nine months ended September 30, 2019.
•The increase in cash surrender value of life insurance policies for the nine months ended September 30, 2020 and September 30, 2019 was primarily due to policies obtained from the BHB acquisition, which closed in the second quarter of 2019.
•Loan level derivative income increased during the nine months ended September 30, 2020 primarily as a result of higher customer demand. Although remaining at an elevated level, loan level derivative income during the three months ended September 30, 2020 decreased slightly in comparison to the year ago comparable period.
•Other noninterest income decreased during the three months ended September 30, 2020, mainly due to a decrease from a gain recognized on the sale of loans in 2019, along with reductions in foreign currency exchange fees, checkbook fees and FHLB dividend income. The decline in noninterest income during the nine months ended September 30, 2020 is also due to the decrease from a gain on sale of loans in 2019, decreases in FHLB dividend income and service fee income partially offset by increases in income on called securities and 1031 exchange income.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 20 - Noninterest Expense

	Three Months Ended
	September 30		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$38,409	$39,432	$(1,023)	(2.59)%
Occupancy and equipment expenses	9,273	8,555	718	8.39%
Data processing & facilities management	1,567	1,515	52	3.43%
FDIC assessment	1,034	—	1,034	100.00%
Advertising expense	1,215	1,417	(202)	(14.26)%
Consulting expense	1,305	1,338	(33)	(2.47)%
Core deposit amortization	1,428	1,567	(139)	(8.87)%
Loss on termination of derivatives	684	—	684	100.00%
Merger and acquisition expenses	—	705	(705)	(100.00)%
Software maintenance	1,753	1,385	368	26.57%
Other noninterest expenses	9,990	11,619	(1,629)	(14.02)%
Total	$66,658	$67,533	$(875)	(1.30)%

	Nine Months Ended
	September 30		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$113,027	$111,401	$1,626	1.46%
Occupancy and equipment expenses	27,863	24,109	3,754	15.57%
Data processing & facilities management	4,684	4,883	(199)	(4.08)%
FDIC assessment	1,537	1,394	143	10.26%
Advertising expense	3,107	3,912	(805)	(20.58)%
Consulting expense	4,244	3,486	758	21.74%
Core deposit amortization	4,392	3,996	396	9.91%
Loss on termination of derivatives	684	—	684	100.00%
Loss on sale of securities	—	1,462	(1,462)	(100.00)%
Merger and acquisition expenses	—	26,433	(26,433)	(100.00)%
Software maintenance	5,218	3,913	1,305	33.35%
Other noninterest expenses	35,349	31,887	3,462	10.86%
Total	$200,105	$216,876	$(16,771)	(7.73)%

The primary reasons for the variances in the noninterest expense categories shown in the preceding table include:
•The decrease in salaries and employee benefits for the three months ended September 30, 2020 is due primarily to reductions in incentive compensation programs costs, partially offset by increases in general salary costs and payroll taxes. The increase for the nine months ended September 30, 2020 reflects overall increases in the employee base, primarily due to the BHB acquisition which occurred on April 1, 2019, along with increases in retirement benefit costs and medical insurance costs offset somewhat by decreases in incentive compensation.

•Occupancy and equipment expenses increased for the three and nine months ended September 30, 2020 primarily due to the full nine month impact of the acquired BHB branch network and costs attributable to the Company's infrastructure expenses in response to the COVID-19 pandemic.
•Data processing and facilities management costs increased slightly for the three months ended September 30, 2020 and decreased for the nine months ended September 30, 2020 in comparison to prior year periods due to timing of certain initiatives and system upgrades.
•Advertising expense decreased during the three and nine months ended September 30, 2020, as compared to the prior year periods, due primarily to the timing and scope of various marketing campaigns.
•FDIC assessment increased for both the three and nine months ended September 30, 2020, in comparison to the same periods in 2019. The Company has previously benefited from small bank assessment credit, which resulted in reduced expenses during 2019 and throughout the first quarter of 2020. In addition, the Company's assessment base increased resulting in an increase in over assessment fee.
•Consulting expense increased during the nine months ended September 30, 2020 in conjunction with the Company's overall growth, implementation of strategic initiatives and COVID-19 related projects. These costs decreased during the three months ended September 30, 2020 in comparison to the prior year period due to mainly to the timing of certain strategic initiatives.
•The core deposit amortization increased during the nine months ended September 30, 2020 primarily due to additional core deposit intangibles associated with the BHB acquisition.
•Merger and acquisition expense in 2019 is attributable to the BHB acquisition. The majority of these costs include legal, professional fees, and integration costs. There were no merger and acquisition costs during the first three quarters of 2020.
•Software maintenance increased during 2020 due to the Company's continued investment in its technology infrastructure.
•The decrease in other noninterest expense for the three months ended September 30, 2020 is primarily due to a decrease in loan workout costs, sponsorships, contributions, recruitment, legal fees and card issuance costs. For the nine months ended September 30, 2020, other noninterest expense increased mainly due to software maintenance, retail branch traffic control, recruitment expenses, prepayment on borrowings, investment management systems, loss on the sale of fixed assets, COVID-19 related supplies, appraisals, directors fees and other miscellaneous expenses.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 21 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
	(Dollars in thousands)
Combined federal and state income tax provision	$11,199	$17,036	$21,126	$38,565
Effective income tax rate	24.31%	24.73%	19.62%	24.68%
Blended statutory tax rate	27.89%	28.24%	27.89%	28.24%

    The Company’s effective tax rate in 2020 is lower as compared to the year ago period primarily due to lower net income, as well as the impact of discrete items, which are subject to fluctuation year over year.  The discrete tax amounts for the nine months ended September 30, 2020 include a benefit of $4.7 million associated with the net operating loss (NOL) carryback provision of the CARES Act.  The NOL was generated in relation to the BHB acquisition.  Additionally, the Company fully realized tax credit benefits from the New Market Tax Credit program as of December 31, 2019. Therefore, the effective tax rate for the nine months ended September 30, 2020 reflects no benefit from these particular credits.  The effective tax rates in the table above are lower than the blended statutory tax rates due to the aforementioned discrete items as well as certain tax preference assets such as life insurance policies, tax exempt bonds, and federal tax credits. The Company’s blended statutory tax rate for the three months ended September 30, 2020 is comparable to the year ago period.

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2037, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $124.3 million, of which $76.9 million has been funded as of September 30, 2020. It is expected that the limited partnership investments will generate a net tax benefit of approximately $2.0 million for the full calendar year of 2020 and a total of $15.8 million over the remaining life of the investments from the combination of the tax credits and operating losses.
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
Credit Risk   Credit risk is the possibility that customers or other counterparties may not repay loans or other contractual obligations according to their terms. While the collateral securing loans may be sufficient in some cases to recover the amount due, in other cases the Company may experience significant credit losses which could have an adverse effect on its operating results. The Company makes assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 4, “Loans, Allowance for Credit Losses and Credit Quality” to the Consolidated Financial Statements included in Part I. Item 1 of this Report.
Operations Risk    Operations risk is the risk of loss from the Company’s operations due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, natural disasters, and security risks. Potential operational risk exposure exists throughout the Company. The continued effectiveness of colleagues, technical systems, operational infrastructure, and relationships with key third party service providers are integral to mitigating operations risk, and any shortcomings subject the Company to risks that vary in size, scale and scope. Operations risks include, but are not limited to, operational or technical failures, unlawful tampering with technical systems, cyber security, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of the key individuals to perform properly. Management maintains an Operations Risk Committee to assess and mitigate operations risk which contributes to periodic enterprise risk management reporting to the Board of Directors.
Compliance Risk    Compliance risk is the risk of regulatory sanctions or financial loss resulting from the failure to comply with rules and regulations issued by the various banking agencies, the U.S. Securities and Exchange Commission, the NASDAQ Stock Market, and good banking practices. Activities which may expose the Company to compliance risk include money laundering, privacy and data protection, adherence to laws and regulations, community reinvestment initiatives, and employment and tax matters. Compliance risk is mitigated through the use of written policies and procedures, staff training, and continuous monitoring of activities for adherence to policies and procedures. Management maintains a Compliance Committee to assess and mitigate compliance risk that contributes to periodic enterprise risk management reporting to the Board of Directors.
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
The results of all scenarios and the impact to net interest income are outlined in the table below:
Table 22 - Interest Rate Sensitivity

	September 30
	2020			2019
	Year 1	(1)	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(0.8)%		(9.9)%	(3.2)%	(7.3)%
+100	6.0%		1.6%	3.2%	4.1%
+200	12.5%		11.0%	5.9%	8.8%
+300	19.4%		20.5%	8.4%	13.3%
+400	25.9%		29.5%	10.9%	17.6%

Gradual rate shifts (basis points)
-100 over 12 months	0.1%		(9.3)%	(1.2)%	(6.3)%
+200 over 12 months	5.8%		8.5%	2.7%	7.3%
+400 over 24 months	5.8%		15.4%	2.7%	9.5%

Alternative scenarios
Yield Curve Twist	1.6%		2.9%	1.0%	4.7%
(1)Baseline scenarios assume approximately 50% of PPP loans will be completely amortized or paid off during year 1.

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

    The most significant factors affecting market risk exposure of the Company’s net interest income during the nine months ended September 30, 2020 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate and LIBOR rates, and the interest rates being offered on long-term fixed rate loans. Additionally, the full economic impact of the COVID-19 pandemic on these factors remains uncertain.

    The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by using interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from the other party. Interest rate caps and floors are agreements where one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. Additionally, the Company may manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts. In an effort to mitigate that risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. See Note 9, “Derivative and Hedging Activities” to the Consolidated Financial Statements included in Part I. Item 1 of this Report for additional information regarding the Company’s Derivative Financial Instruments.

    The Company’s earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines. See Note 3, “Securities” to the Consolidated Financial Statements included in Part I. Item 1.

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
Management maintains an Asset Liability Committee to manage liquidity risk. The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB, less short-term liabilities relative to total assets, was within policy limits at September 30, 2020. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

As a result of PPP loan funding, government stimulus programs and a customer focus on retaining liquidity, the Company experienced significant growth in deposits and a buildup of liquidity through these sources. In addition to this excess liquidity as of September 30, 2020, the Company also maintains sufficient alternative sources of funding from which it may draw, if necessary. The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 23 - Sources of Liquidity

	September 30, 2020		December 31, 2019
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$145,765	$1,302,139	$115,748	$1,557,559
Federal Reserve Bank of Boston (2)	—	1,371,686	—	954,748
Unpledged Securities	—	664,799	—	790,304
Line of Credit	—	50,000	—	50,000
Long-term borrowing (3)	37,447	—	74,906	—
Junior subordinated debentures (3)	62,850	—	62,848	—
Subordinated debt (3)	49,672	—	49,601	—
Reciprocal deposits (3)	232,443	—	211,213	—
Brokered deposits (3)	58,104	—	281,773	—
	$586,281	$3,388,624	$796,089	$3,352,611

(1)Loans with a carrying value of $2.2 billion and $2.5 billion at September 30, 2020 and December 31, 2019, respectively, have been pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.
(2)Loans with a carrying value of $2.0 billion and $1.5 billion at September 30, 2020 and December 31, 2019, respectively, have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.
(3)The additional borrowing capacity has not been assessed for these categories.
In addition to policies used for managing operational liquidity, the Board of Directors and management recognize the need to establish reasonable guidelines for managing through an environment of heightened liquidity risk. Catalysts for elevated liquidity risk can be Bank-specific issues and/or systemic industry-wide events. It is therefore the responsibility of management to institute systems and controls to provide advanced detection of potentially significant funding shortages, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate or circumvent a potential liquidity crisis. Management has established a Liquidity Contingency Plan to provide a framework for the Bank to help detect liquidity problems promptly and appropriately address potential liquidity problems in a timely manner. In a period of perceived heightened liquidity risk, the Liquidity Contingency Plan provides for the establishment of a Liquidity Crisis Task Force. The Liquidity Crisis Task Force is responsible for monitoring the potential for a liquidity crisis and for establishing and executing an appropriate response.
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet financial instruments during the three months ended September 30, 2020.
See Note 9, "Derivative and Hedging Activities" and Note 14, "Commitments and Contingencies" to the Consolidated Financial Statements included in Part I. Item 1 for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended September 30, 2020.
Refer to the 2019 Form 10-K for a complete table of contractual obligations, commitments and contingencies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information required by this Item 3 is included in the "Risk Management" section of Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report and is incorporated herein by reference.

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. The Company has not experienced any material impact to the Company’s internal control over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal control over financial reporting to minimize any impact on the design and operating effectiveness.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At September 30, 2020, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

    The section titled Risk Factors in Part I, Item 1A of the 2019 Form 10-K includes a discussion of the many risks and uncertainties the Company faces, any one or more of which could have a material adverse effect on the Company's business, results of operations, or financial condition (including capital and liquidity). The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in the 2019 Form 10-K as well as any updated to our risk factors included in subsequent Quarterly Reports on Form 10-Q.
    Except as presented below, there have been no material changes to the risk factors described in the 2019 Form 10-K.
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
The duration, extent, and severity of the pandemic and any resurgences. COVID-19 has not yet been contained and could affect significantly more households and businesses. The duration and severity of the pandemic, including recent resurgences and the potential for seasonal or other resurgences after any containment, as well as the timing of any vaccine continue to be impossible to predict. Following any containment, there is also substantial uncertainty surrounding the pace of economic recovery and the return of business and consumer confidence.
The response of governmental and nongovernmental authorities. Many of the actions intended to contain the spread of COVID-19 have been directed toward curtailing household and business activity while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. These actions are not always coordinated or consistent across jurisdictions and, in general, have changed rapidly in scope and intensity, contributing to substantial market volatility.
The effect on the Company's customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties, including increased unemployment rates, are affecting individuals, households, and businesses differently and unevenly. Many, however, have changed their behavior in response to governmental mandates and advisories to sharply restrain commercial and social interactions and discretionary spending. As a result, in the near term, the Company's credit, operational, and other risks have generally increased and, for the foreseeable future, are expected to remain elevated or increase further.
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
    During the first nine months of 2020, the most notable impact to the Company's results of operations was a higher provision expense for credit losses. The Company's provision expense was $52.5 million for the nine months ended September 30, 2020, compared to $2.0 million in the comparable year ago period. With the continued spread of COVID-19 in the United States, the Company's forecast of macroeconomic conditions and operating results including expected lifetime credit losses on the Company's loan portfolio, is subject to meaningful uncertainty.
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
    The COVID-19 pandemic and related governmental mandates and advisories also have necessitated changes in the way the Company and its third party service providers continue operations, and the length of time that it may be required to operate under these circumstances, as well as the potential for conditions to worsen or for significant disruptions to occur, remains unpredictable. All of these risks and uncertainties can be expected to persist at least until the pandemic is demonstrably and sustainably contained, authorities cease curbing household and business activity, and consumer and business confidence recover. COVID-19 and the volatile economic conditions stemming from it could also precipitate or contribute to the other risk factors identified in the 2019 Form 10-K, which in turn could materially adversely affect the Company's business, financial position, results of operations, prospects, and its stock price, and may also affect the Company's business in a manner that is not presently known to it or that the Company currently does not consider to present significant risks to its business, financial position, results of operations or prospects.
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

    The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. On April 16, 2020, the SBA notified lenders that the original $349.0 billion of funding under the PPP was exhausted, and on April 24, 2020, Congress allocated an additional $310.0 billion to the program. The Company participated as a lender in both rounds of the PPP. Through the third quarter of 2020, the Company has made over 6,100 PPP loans for a total of $811.7 million. In part because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was and continues to be some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company and is not resolved in a manner favorable to the Company, it may result in significant financial liability or adversely affect the Company's reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on the Company's business, financial position, results of operations and prospects.

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
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2020:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program (2)
Period
July 1 to July 31, 2020	—	$—	—	—
August 1 to August 31, 2020	—	$—	—	—
September 1 to September 30, 2020	43	$54.28	—	—
Total	43	$54.28	—

(1)Reflects shares withheld in connection with the exercise and/or vesting of equity compensation grants to satisfy related tax withholding obligations.
(2)On October 17, 2019, the Company announced that its Board of Directors authorized a share repurchase program of up to 1.5 million shares of the Company's common stock. All 1.5 million shares were repurchased under the program between January and April of 2020. Accordingly, the October 2019 share repurchase program is no longer in effect.

Item  3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - Not Applicable.

Item 5. Other Information - None.

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
INDEPENDENT BANK CORP.
(registrant)

November 5, 2020	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

November 5, 2020	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)