Form 10-K
period 2020-12-31
INDEPENDENT BANK CORP
filed 2021-02-26
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Yes  ☒ No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its managements's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No  ☒

As of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2020 was approximately $2,184,109,691.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. February 24, 2021 - 33,018,461

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2021 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Annual Report on Form 10-K. The 2021 definitive proxy statement will be filed within 120 days of December 31, 2020.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this "Report"), including Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as "should," "expect," "believe," "view," "opportunity," "allow," "continues," "reflects," "typically," "usually," "anticipate," "could" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors discussed in Part I. Item 1A of this Report include, but are not limited to, the following:

•further weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area, including future weakening caused by the COVID-19 pandemic;
•the magnitude and duration of , and length and extent of economic contraction as a result of the COVID-19 pandemic;
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
•adverse weather, changes in climate, natural disasters, the emergence of widespread health emergencies or pandemics, other public health crises or man-made events that could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations;
•a deterioration in the conditions of the securities markets;
•a deterioration of the credit rating for U.S. long-term sovereign debt;
•inability to adapt to changes in information technology, including changes to industry accepted delivery models driven by a migration to the internet as a means of service delivery;
•fraudulent activity, electronic or otherwise, within the financial services industry, especially in the commercial banking sector;
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

Except as required by law, the Company disclaims any intent or obligation to update publicly any such forward-looking statements, whether in response to new information, future events or otherwise. Any public statements or disclosures made by the Company following the date of this Report which modify or impact any of the forward-looking statements contained in this Report will be deemed to modify or supersede such statements.

PART I

ITEM 1. BUSINESS

General
Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company ("Rockland Trust" or the "Bank"), a Massachusetts trust company chartered in 1907. Rockland Trust is a community-oriented commercial bank, and the community banking business is the Company’s only reportable operating segment. The community banking business is managed as a single strategic unit and derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings, and time deposits, and investment management. At December 31, 2020, the Company had total assets of $13.2 billion, total deposits of $11.0 billion, and stockholders’ equity of $1.7 billion.
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
As of December 31, 2020, the Bank had the following corporate subsidiaries, all of which were wholly owned by the Bank and included in the Company’s consolidated financial statements:

•Six Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., Taunton Avenue Securities Corp., Goddard Ave Securities Corp., MFLR Securities Corporation, and BH Security Corporation;

•Rockland Trust Community Development Corporation, which has two wholly-owned subsidiaries, Rockland Trust Community Development LLC and Rockland Trust Community Development Corporation II, and which also serves as the manager of three Limited Liability Company subsidiaries wholly-owned by the Bank, Rockland Trust Community Development III LLC, Rockland Trust Community Development IV LLC, and Rockland Trust Community Development V LLC, which are all qualified as community development entities under federal New Markets Tax Credit Program criteria;

•Rockland MHEF Fund LLC, established as a wholly-owned subsidiary of Rockland Trust, created with Massachusetts Housing Equity Fund, Inc. as the third party nonmember manager and established to invest in certain low-income housing tax credit projects;

•RTC LIHTC Investments LLC, established to invest primarily in Massachusetts-based low-income housing tax credit projects;

•Rockland Trust Phoenix LLC, formed for the purpose of holding, maintaining, and disposing of certain foreclosed properties;

•Bright Rock Capital Management LLC, which was established to act as a registered investment advisor under the Investment Advisors Act of 1940; and

•Compass Exchange Advisors LLC, which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code.

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

Market Area and Competition
The Bank contends with considerable competition both in generating loans and attracting deposits. The Bank’s competition for generating loans is primarily from other commercial banks, savings banks, credit unions, mortgage banking companies, finance companies, online lenders or online banks, and other institutional lenders. Competitive factors considered for loan generation include interest rates, terms offered, loan fees charged, loan products offered, services provided, and geographic locations and a simplified application process.
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
Amidst the pandemic, the Bank saw a substantial increase in the usage of mobile and remote banking options for both consumers and business owners. While branch traffic expectedly declined, there was a surge in the Bank’s call center volumes, mobile deposit activity, online banking usage and online account opening. Customers visiting the branch took advantage of the Bank’s Video Teller services which provide a hybrid approach to banking balancing both the fast-paced transactional nature of ATMs and the personalized experience of interacting with a live banker. Commercial and mortgage customers were able to leverage the Bank’s electronic signature tool and new streamlined commercial loan platform.
The Bank’s market area is attractive and entry into the market by financial institutions previously not competing in the market area may continue to occur which could impact the Bank’s growth or profitability. The Bank’s market area is generally comprised of Eastern Massachusetts, including Greater Boston, the South Shore, Cape Cod and the Islands, South Coast as well as Worcester County and Rhode Island.

Lending Activities
The Bank’s gross loan portfolio (loans before allowance for credit losses) amounted to $9.4 billion on December 31, 2020, or 71.1% of total assets. The Bank classifies loans as commercial, consumer real estate, or other consumer. Commercial loans consist of commercial and industrial loans, commercial real estate, commercial construction, and small business loans. Commercial and industrial loans generally consist of loans to customers with credit needs in excess of $750,000 and revenue in excess of $2.5 million, and are made for working capital and other business-related purposes and floor plan financing. Commercial real estate loans are comprised of commercial mortgages, including mortgages for construction purposes that are secured by nonresidential properties, multifamily properties, or one-to-four family rental properties. Small business loans, including real estate loans, generally consist of loans to businesses with commercial credit needs of less than or equal to $750,000 and revenues of less than $2.5 million. Consumer real estate consists of residential mortgages and home equity loans and lines of credit that are secured primarily by owner-occupied residences and mortgages for the construction of residential properties. Other consumer loans are mainly personal loans.
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

The Bank’s Special Assets Group and Consumer Collections departments are responsible for the management and resolution of nonperforming loans. Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest. In the course of resolving nonperforming loans, the Bank may choose to foreclose on the loan or restructure the contractual terms of certain loans, by modifying the terms of the loan to fit the ability of the borrower to repay in line with its current financial status.
Other Real Estate Owned ("OREO"), when applicable, includes real estate properties which have primarily served as collateral to secure loans that are controlled or owned by the Bank.
Origination and Sale of Loans    Commercial and industrial, commercial real estate, and construction loan applications are obtained through existing customers, solicitation by Bank personnel, referrals from current or past customers, or walk-in customers. Small business loan applications are typically originated by the Bank’s retail staff, through a dedicated team of business officers, by referrals from other areas of the Bank, by referrals from current or past customers, or through walk-in customers. Consumer loan applications primarily result from referrals by real estate brokers, branch referrals, home builders, advertising, direct mail, and existing or walk-in customers who have been made aware of the Bank’s consumer loan services through advertising, direct mail, and other media.
Loans are approved based upon a hierarchy of authority, predicated upon the size of the loan. Levels within the hierarchy of lending authorities range from individual lenders to the Executive Committee of the Board of Directors. In accordance with federal and state banking law, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $351.9 million at December 31, 2020, which is the Bank’s legal lending limit. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $263.9 million at December 31, 2020, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s self-imposed restrictive limit. The Bank’s largest relationship as of December 31, 2020 consisted of 9 loans with an aggregate exposure of $132.8 million.
The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Currently, the Bank sells the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. In the past, the Bank may have opted to sell loans and retain the servicing. In these instances, a mortgage servicing rights asset would have been recognized. As part of its asset/liability management strategy, the Bank may opt to retain certain adjustable rate and fixed rate residential real estate loan originations for its portfolio. For the year ended December 31, 2020, the Bank originated $1.1 billion in residential real estate loans, of which $223.5 million were retained in its portfolio.
Participation Loans From time to time, the Bank may purchase or sell participating interests in commercial loans to reposition its loan portfolio with the objectives of diversifying credit risk, growing earning assets and/or increasing liquidity. The Bank’s approach to underwriting and approving participation loans, both purchased and sold, is consistent with its underwriting and approval policies and procedures for non-participated loans originated by the Bank. For participation loans purchased by the Bank, prior to deciding to purchase a participating interest in the loan, the Bank completes its own credit analysis that is independent of the lead or agent bank’s analysis of the offering. For loans originated by the Bank where it sells participating interests, the Bank will generally retain the lead servicing position for the loan. As of December 31, 2020, the unamortized balance of participation loans purchased was $751.7 million, while the sold portion of the unamortized balance of participation loans originated and sold totaled $312.2 million.
Loan Portfolio    The following table shows the balance of the gross loan portfolio by category, the percentage of the gross loan portfolio, and the percentage of total interest income that the loans generated, by category, for the fiscal years indicated:

	As of	% of Total Loans	% of Total Interest Income Generated For the Years Ended December 31,
	December 31, 2020		2020	2019	2018
	(Dollars in thousands)
Commercial	$7,006,031	74.6%	67.9%	66.8%	67.1%
Consumer real estate	2,364,973	25.2%	23.6%	24.7%	23.6%
Other consumer	21,862	0.2%	0.5%	0.5%	0.3%
Total	$9,392,866	100.0%	92.0%	92.0%	91.0%

Commercial Loans    Commercial loans consist of commercial and industrial loans, asset-based loans, commercial real estate loans, commercial construction loans and small business loans. The Bank offers secured and unsecured commercial loans for business purposes. Commercial loans may be structured as term loans or as revolving/nonrevolving lines of credit, and include overdraft protection, credit cards, and automatic clearinghouse ("ACH") exposure. These loans may be collateralized by either owner or nonowner-occupied commercial mortgages or other assets.
    The Company's participation in the Paycheck Protection Program ("PPP") resulted in significant loan fundings within the commercial and industrial portfolio, which totaled $791.9 million at December 31, 2020, comprising 37.7% of the total portfolio. Accordingly, the composition of the portfolio by sector is skewed as compared to periods prior to commencement of the PPP, as the PPP loans are reflected within the various sectors below. The following pie chart shows the diversification of the commercial and industrial portfolio as of December 31, 2020:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $2.1 billion

Retail Trade: 16.6%
Construction: 14.9%
Real Estate/Rental and Leasing: 11.7%
Manufacturing: 9.9%
Wholesale Trade: 8.5%
Admin/Support/Waste Mgmt/Remediation: 8.3%
Accommodation and Food Services: 6.1%
Finance and Insurance: 3.9%
All Other (11 Sectors): 20.1%

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average loan size	$210
Largest individual commercial and industrial loan outstanding	$20,391
Commercial and industrial nonperforming loans/commercial and industrial loans	1.65%
Commercial and industrial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial and industrial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial and industrial term loans have fixed rates of interest and are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principal owners of the borrower for its commercial and industrial loans. At December 31, 2020, there were $1.3 billion of term loans in the commercial and industrial loan portfolio.
Collateral for commercial and industrial revolving lines of credit, including asset-based lines and term loans, may consist of accounts receivable, inventory, or both, as well as other business assets. Commercial revolving lines of credit and asset based lines generally are reviewed on an annual basis and usually require either a borrowing base formula or substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2020, there were $789.0 million of revolving lines of credit in the commercial and industrial loan portfolio. Additionally, asset-based revolving lines of credit are typically structured as committed lines with terms of three to five years, have variable rates of interest, and are collateralized by accounts receivable and inventory. Asset-based term loans are typically secured by owner occupied commercial real estate and machinery and equipment.

Also included in the commercial and industrial portfolio are dealer floor plan financing and loans for boats and recreational vehicles. Floor plan loans are secured by the automobiles, boats, or other vehicles which constitute the dealer’s inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer’s inventory for an extended period, the Bank requires the dealer to pay down the outstanding balance associated with such unit. Contractors hired by the Bank make unannounced periodic inspections of each dealer to review the condition of the underlying collateral and ensure that each unit that the Company has financed is accounted for. At December 31, 2020, there were $112.6 million in floor plan loans, all of which have variable rates of interest.
Small business lending caters to all of the banking needs of businesses with commercial credit requirements and revenues typically less than or equal to $750,000 and $2.5 million, respectively, and uses partially automated loan underwriting capabilities. Additionally, the Company makes use of the Bank’s authority as a preferred lender with the U.S. Small Business Administration ("SBA"). At December 31, 2020, there were $825.7 million of SBA guaranteed loans in the commercial and industrial and commercial real estate loan categories, the majority of which relates to funded PPP loans during the year, and $5.0 million of SBA guaranteed loans in the small business loan category.
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
The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2020:

Commercial Real Estate Portfolio by Property Type
Total Portfolio of $4.7 billion
All Other: 13.3%
Residential - Related: 30.6%
Strip Malls: 5.6%
Hotels/Motels: 8.3%
Industrial Warehouse: 9.9%
Office Buildings: 16.4%
Commercial Buildings: 15.9%

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$1,119
Largest individual commercial real estate mortgage outstanding	$32,000
Commercial real estate nonperforming loans/commercial real estate loans	0.22%
Owner occupied commercial real estate loans/commercial real estate loans	14.3%
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
Also included in the commercial real estate portfolio are industrial developmental bonds. The Bank owns certain bonds issued by various state agencies, municipalities and nonprofit organizations that it categorizes as loans. This categorization is made on the basis that another entity (i.e. the Bank’s customer), not the issuing agency, is responsible for the payment to the Bank of the principal and interest on the debt. Furthermore, credit underwriting is based solely on the credit of the customer (and guarantors, if any), the banking relationship is with the customer and not the agency, there is no active secondary market for the bonds, and the bonds are not available for sale, but are intended to be held by the Bank until maturity. Therefore, the Bank believes that such bonds are more appropriately characterized as loans, rather than securities. At December 31, 2020, the balance of industrial development bonds was $85.1 million.
Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing properties. Nonpermanent construction loans generally have terms of at least six months, but not more than two years. They usually do not provide for amortization of the loan balance during the construction term. The majority of the Bank’s commercial construction loans have floating rates of interest. At December 31, 2020, the commercial construction portfolio amounted to $553.9 million.
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

Consumer Real Estate Loans    The Bank’s consumer real estate loans consist of loans and lines secured by one-to-four family residential properties. The consumer real estate loan portfolio at December 31, 2020 was as follows:

Consumer Real Estate Portfolio Composition
Total Portfolio of $2.4 Billion
Other consumer: 0.9%
Home equity - subordinate positions: 18.3%
Residential real estate: 54.3%
Home equity - first position: 26.5%

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
Home equity loans and lines may be made as fixed rate term loans or under variable rate revolving lines of credit secured by a first or second mortgage on the borrower’s residence, second home or residential investment properties. At December 31, 2020, 59.2% of the home equity portfolio was in first lien position and 40.8% of the portfolio was in a subordinate position. At December 31, 2020, $400.4 million, or 37.5%, of the home equity portfolio was comprised of term loans and $668.4 million, or 62.5%, of the home equity portfolio was comprised of revolving lines of credit. The Bank will typically originate home equity loans and lines in an amount up to 80% of the appraised value, hybrid valuation methods or automated valuation methods, reduced for any loans outstanding that are secured by such collateral. Home equity loans and lines are underwritten in accordance with the Bank’s loan policy, which includes a combination of credit history, loan-to-value ("LTV") ratio, employment history and debt-to-income ratio.
The Bank periodically supplements performance data with current Fair Isaac Corporation ("FICO") and LTV estimates. Current FICO data is purchased and typically appended to all consumer loans on a quarterly basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios. Use of re-score and re-value data enables the Bank to better understand the current credit risk associated with these loans, but is not the only factor relied upon in determining a borrower’s creditworthiness. See Note 4, "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report for more information regarding FICO and LTV estimates.

Other Consumer Loans    Other consumer loans primarily consist of investment management secured lines of credit, installment loans, credit cards and overdraft protection.

Investment Activities
The Bank’s securities portfolio primarily consists of U.S. government agency securities, agency mortgage-backed securities, agency collateralized mortgage obligations, and small business administration pooled securities. Also included in the Company's security portfolio are trading and equity securities related to certain employee benefit programs. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than noninsured or nonguaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy (the "Investment Policy") approved by the Board of Directors. Two members of the Asset-Liability Committee of the Bank ("ALCO"), one of whom must be the Chief Executive Officer or the Chief Financial Officer, must approve purchases or sales, between meetings. These purchases are subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s ALCO, or its appointee, is required to evaluate any purchase from the standpoint of overall diversification of the portfolio. At December 31, 2020, the Company's securities totaled $1.2 billion, and generated interest and dividends of 7.5%, 7.3%, and 8.2% of total interest income for the fiscal years ended December 31, 2020, 2019, and 2018, respectively. The Company reviews its security portfolio for impairment and to evaluate collection of principal and interest. If any securities are deferring interest payments, as they may be contractually entitled to do, the Company would place these securities on nonaccrual status and reverse any accrued but uncollected interest.

Sources of Funds
Deposits    At December 31, 2020, total deposits were $11.0 billion. Deposits obtained through the Bank’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from consumers, businesses, and municipalities. The Bank offers a range of demand deposits, interest checking, money market accounts, savings accounts, and time certificates of deposit, including free checking accounts with no minimum balance and no monthly fees. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, its electronic banking options, and its interest rates, all of which are generally competitive with those of competing financial institutions. Additionally, the Bank has a municipal banking department that focuses on providing core depository services to local municipalities. Municipal deposits totaled $771.2 million as of December 31, 2020.
    The Company also participates in the IntraFi Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market and amounted to $237.9 million and $211.2 million, at December 31, 2020 and December 31, 2019, respectively.
    In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the IntraFi Network, which totaled $8.5 million and $281.8 million at December 31, 2020 and December 31, 2019, respectively.
Rockland Trust’s ninety-eight branch locations feature expanded use of video-tellers, and are supplemented by internet and mobile banking services as well as automated teller machine ("ATM") cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and twenty-three additional remote ATM locations. The ATM cards and debit cards also allow customers access to a variety of national and international ATM networks. The Bank's mobile banking services give customers the ability to use a variety of mobile devices to check balances, track account activity, pay bills, search transactions, and set up alerts for text or e-mail messages for changes in their account. Customers can also transfer funds between Rockland Trust accounts, deposit checks into their account, and identify the nearest branch or ATM directly from their mobile device.
Borrowings    As of December 31, 2020, total borrowings were $181.1 million. Borrowings consist of short-term and long-term obligations and may consist of Federal Home Loan Bank ("FHLB") advances, federal funds purchased, and junior subordinated debentures.

Rockland Trust is a member of the FHLB of Boston. The primary reason for FHLB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage liquidity and interest rate risk. As a member of the FHLB of Boston, the Bank is required to purchase stock in the FHLB. Accordingly, the Company had invested $10.3 million in FHLB stock and had $35.7 million outstanding in FHLB borrowings with original maturities ranging from less than 3 months to 20 years at December 31, 2020. In addition, the Bank had $1.4 billion of borrowing capacity remaining with the FHLB at December 31, 2020, inclusive of a $5.0 million line of credit.
Also included in borrowings at December 31, 2020 were $62.9 million of junior subordinated debentures, which are inclusive of unamortized fair value marks associated with previous acquisitions and net of unamortized issuance costs. Total borrowings also includes $49.7 million of subordinated debt, net of unamortized issuance costs. These instruments provide long-term funding as well as regulatory capital benefits.
See Note 9, "Borrowings" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report for more information regarding borrowings.

Investment Management
The Rockland Trust Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.
Accounts maintained by the Rockland Trust Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2020, the Investment Management Group generated gross fee revenues of $27.2 million. Total assets under administration as of December 31, 2020 were $4.9 billion, of which $4.6 billion was related to managed accounts. The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to both institutional and high net worth clients. As of December 31, 2020 there were assets under administration of $369.6 million, relating to the Company's registered investment advisor, included in the amounts above.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.
The Bank has an agreement with LPL Financial ("LPL") and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients. For the year ended December 31, 2020, the retail investments and insurance group generated gross fee revenues of $2.3 million.

Regulation
The following discussion sets forth certain material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the Company’s business. The laws and regulations governing the Company and the Bank that are described in the following discussion generally have been promulgated to offer protection to customers, including depositors and borrowers and not for the purpose of protecting shareholders.
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

The Company is currently in compliance with the above-described regulatory capital requirements. See Note 21, "Regulatory Matters" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report for more information.
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
Community Reinvestment Act ("CRA")    Pursuant to the CRA and similar provisions of Massachusetts law, regulatory authorities review the performance of the Company and the Bank in meeting the credit needs of the communities served by the Bank. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of new branches, branch relocations, the engagement in certain additional financial activities under the GLBA, and acquisitions of banks and bank holding companies. The FDIC and the Massachusetts Division of Banks have assigned the Bank a CRA rating of 'Outstanding' as of the latest examination.
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
Regulation W    Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules, but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank and its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:
•to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and
•to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.
In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:
•a loan or extension of credit to an affiliate;
•a purchase of, or an investment in, securities issued by an affiliate;

•a purchase of assets from an affiliate, with some exceptions;
•the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and
•the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.
In addition, under Regulation W:
•a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
•covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
•with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.
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
Key provisions of the Dodd-Frank Act are as follows:
•eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.
•broadened the base for FDIC insurance assessments. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.
•requires publicly traded companies to give stockholders a nonbinding vote on executive compensation and so-called "golden parachute" payments. The Company provides its shareholders with the opportunity to vote on executive compensation every year.
•broadened the scope of derivative instruments, and the Company is subject to increased regulation of its derivative business, including record-keeping, reporting requirements, and heightened supervision.
•created a new Consumer Financial Protection Bureau ("CFPB") with broad powers to supervise and enforce consumer protection laws. As the Bank has now surpassed the $10 billion in assets threshold, it now is also subject to CFPB regulatory supervision and enforcement.  While it will continue to be examined for compliance with consumer protection regulations by both the FDIC and the Massachusetts Division of Banks ("DOB"), it will now also be similarly monitored and assessed by the CFPB.
•debit card and interchange fees must be reasonable and proportional to the issuer’s cost for processing the transaction.
Under the Durbin Amendment contained in the Dodd-Frank Act, the Federal Reserve adopted rules that apply to banks with more than $10 billion in assets, which establish a maximum permissible interchange fee equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. The Bank became subject to the Durbin Amendment, effective July 1, 2020, as a result of crossing the $10 billion in assets threshold.
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
Incentive Compensation The Dodd-Frank Act required the federal bank regulatory agencies and the U.S Securities and Exchange Commission ("SEC") to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, with at least $1 billion in total assets such as the Company and the Bank, that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity.

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

The Federal Reserve reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements.

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

The Bank is subject to federal consumer protection statutes and regulations promulgated under those laws, including, but not limited to the following:

•Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;
•Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide certain information about home mortgage and refinanced loans;
•Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, sex, or other prohibited factors in extending credit;
•Fair Credit Reporting Act and Regulation V, governing the provision of consumer information to credit reporting agencies and the use of consumer information; and
•Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies.

The Bank’s deposit operations are also subject to the following federal statutes and regulations, among others:

•The Truth in Savings Act and Regulation DD, which requires disclosure of deposit terms to consumers;
•Regulation CC, which relates to the availability of deposit funds to consumers;
•The Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•Electronic Funds Transfer Act and Regulation E, governing electronic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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
London Interbank Offered Rate    Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate ("LIBOR") based on observable market transactions because of the probable phase-out of LIBOR. It is expected that a transition away from the widespread use of LIBOR to alternative rates will begin to occur as rates will cease to be published for one-week and two-month LIBOR on December 31, 2021, and the overnight, one-month, three-month, six-month and 12-month LIBOR ceasing to be published on June 30, 2023. Although the full impact of a transition, including the potential or actual discontinuance of LIBOR publication, remains unclear, this change may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in the Company’s financial assets and liabilities. A transition away from LIBOR may also require extensive changes to the contracts that govern these LIBOR-based products, as well as the Company’s systems and processes. The Company is currently in the process of reviewing its contracts and existing processes in order to assess the risks and potential impact of the transition.

Human Capital

At Rockland Trust, Where Each Relationship Matters®, management is fully committed to creating a respectful and inclusive environment where everyone is given the chance to succeed.

Rockland Trust has been named one of the Boston Globe’s Top Places to Work for 12 years running and has continued to be the top rated Financial Institution in our category since 2015. Rockland Trust has also been recognized as a Best Place to Work for LGBTQ Equality, scoring 100% on the Human Rights Campaign’s Corporate Equality Index since 2016.

Demographics As of December 31, 2020, Rockland Trust employed 1,432 total colleagues, 577 of which are officers of the Bank. The Company's largest business units, in terms of total headcount, include Retail, Commercial, and Operations employing 43.1%, 15.9% and 9.1% of colleagues, respectively. Other business units include Audit, Executive, Executive Administration, Finance, Human Resources, Investment Management Group (IMG), Information Technology, Marketing, Mortgage, Retail, and Risk. Rockland Trust’s average Full Time Equivalent (FTE) was 1,375, as of December 31, 2020. As of December 31, 2020, approximately 64.8% of the Company's workforce was comprised of women and approximately 15.4% was comprised of professionals of color.

Further, as depicted in the graph below, the workforce is comprised of colleagues of the following generations:

Colleague Engagement Rockland Trust is committed to a culture of inclusion, respect, teamwork, and employee engagement. Colleagues are provided with competitive compensation, a comprehensive benefits package and an environment that supports a healthy work-life balance.

Benefits include Medical, Dental and Vision Insurance, Long Term Disability Insurance, Life Insurance, 401(k) Voluntary Savings Plan, Additional Defined Contribution Retirement Savings Plan, Vacation Time, Illness/Personal Time, Paid Parental Leave, Childcare Assistance, Wellness Program RockFit, AFLAC, Pet Insurance, and more.

Rockland Trust is committed to strengthening the communities in which it operates and where its stakeholders work and live, and build enduring relationships. To help the Company accomplish its commitment to the communities, colleagues are offered two paid volunteer days per year through the Company's community outreach program, RockCorp. Additionally, Rockland Trust Charitable Foundations and Rockland Trust - Blue Hill Charitable Foundation and its affiliated foundations donated $1.9 million to community non-profit organizations throughout the Company's footprint in 2020. Rockland Trust has been named to the Boston Business Journal’s Top Charitable Contributor list for seven consecutive years.

Colleagues are also offered opportunities for professional growth and career advancement. Formal colleague Development Programs include the Rising Stars Development Program (for entry level colleague career advancement), Commercial Lender Development Program, and the Management Development Program. Colleagues are also invited to participate in our Online Learning Platform and in-house training opportunities. Many of the Company's training and development programs are based on Gestalt based leadership principles, developed by the Gestalt International Study Center. Rockland Trust also offers Tuition Reimbursement through New England Institute of Business at Cambridge College and other colleges and universities. The Company also offers a robust Summer Internship program, typically hiring 10-15 Summer Interns across the Bank each year.

Rockland Trust encourages colleagues to continually seek ways to learn and grow. The Company's Performance Management and Feedback System allows managers to formally recognize colleagues’ achievements and identify goals and areas for improvement. In addition to this annual feedback, colleagues are recognized in many other ways periodically. Colleagues are encouraged to recognize each other's excellent internal and external customer service through a peer recognition, “You Make a Difference” awards. Managers are also provided the opportunity to recognize colleagues privately, through “Kudos”, which have proven to be especially helpful for remote teams. In order to celebrate the academic achievements of colleagues, an annual recognition luncheon is hosted by the Chief Executive Officer, Christopher Oddleifson, when they receive a degree or certification. Colleagues are also recognized for extraordinary efforts through annual “Shining Star” awards and other awards at the annual All Employee Meeting.

Response to the COVID-19 Pandemic In response to the COVID-19 pandemic, the Company made efforts to keep its colleagues safe, healthy and engaged. As an essential business, Rockland Trust colleagues have supported the Bank's customers through the pandemic. In order to keep colleagues, customers, and communities safe and healthy, colleagues were provided with personal protective equipment (PPE) including face masks, cleaning supplies and Plexiglas barriers in branches, implemented policies that align with state and CDC guidance and offered mental, physical and financial health resources. Throughout the pandemic, management has conducted regular surveys of our workforce to better understand our colleagues’ experiences and needs. To support colleagues who are parents, guardians and caregivers, the Company has offered flexible time off options, childcare and tutoring assistance and offered many colleagues work from home flexibility. In just a few weeks, the technology team implemented remote work capabilities for hundreds of colleagues. To assist them with this transition, the Company offered its remote colleagues resources to work productively from home and provided managers with guidance on managing remote teams. Additionally, beginning in March of 2020, Rockland Trust and its affiliated foundations approved the distribution of $500,000 over and above its annual giving in response to arising needs brought on by the pandemic. The first phase of giving supported nine front-line organizations across Rockland Trust’s service area, including local United Way chapters and Community Foundations, to address the immediate, basic needs of our communities. The second phase of giving focused on meeting the needs of specific at-risk populations including survivors of domestic violence, homeless and housing insecure individuals and immigrant and vulnerable populations.

Commitment to Diversity, Equity and Inclusion At Rockland Trust, management believes each relationship matters, and that statement goes far beyond our customers. Rockland Trust has an inclusive workforce that enables the Company to better perform for its customers and the diverse communities in which it operates. There has been an established diversity and inclusion program for over sixteen years, which continues to grow and evolve.

The Diversity and Inclusion Council was formed in 2004. Rockland Trust works to ensure colleagues have an opportunity to be heard, valued and engaged. Rockland Trust offers three Employee Resource Groups (ERGs): Inclusion Network, Women of Action, and Pride Alliance. These voluntary, employee-led groups join together to provide opportunities for colleagues to get involved in making our workforce and communities more inclusive and equitable.

In addition to the efforts described above, there are many other ways the Company promotes diversity and inclusion among its workforce. The Diversity and Inclusion Council, which is comprised of Executive and Senior Leaders from all business units, develops strategic priorities and works with the ERGs and business units to execute these priorities. Rockland Trust also partners with diverse organizations to support diverse recruitment efforts and provide professional development opportunities for professionals of color. For example, each year Rockland Trust invites colleagues to participate in The Partnership, a third party organization that offers leadership development programs for racially and ethnically diverse professionals throughout the New England area. Management has also pledged to increase participation in The Partnership in 2021.

Two additional Diversity, Equity and Inclusion initiatives were launched in 2020, which are designed to advance the careers of professionals of color and encourage everyday allyship.

Statistical Disclosure by Bank Holding Companies
The statistical disclosure relating to Independent Bank Corp. required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," is included in Item 6. "Selected Financial Data", Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 9, "Borrowings" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Available Information

Under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company files periodic and current reports, proxy and information statements and other information with the SEC. These filings can be accessed on the SEC’s website at www.sec.gov. Additionally, the Company’s SEC filings, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to these reports, and additional shareholder information are available free of charge on the Company’s website: www.RocklandTrust.com (within the Investor Relations section) as soon as reasonably practicable after such materials are electronically filed with, or furnished to the SEC. The Company’s Code of Ethics and other Corporate Governance documents are also available free of charge on the Company’s website in the Investor Relations section. Information contained on the Company’s website and the SEC website is not incorporated by reference into this Form 10-K. (The Company has included its web address and the SEC website address only as inactive textual references and does not intend them to be active links to the Company's website or the SEC website.)

ITEM 1A. RISK FACTORS

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic is adversely affecting the Company and its customers, counterparties, employees, and third-party service providers, and the full extent of the adverse impacts on the Company's business, financial position, results of operations, and prospects are unknown and could be significant.

The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deterioration in business, economic, and market conditions and household incomes, including in the Commonwealth of Massachusetts where the Company conducts nearly all of its business. The extent of the impact of the COVID-19 pandemic on the Company's capital and liquidity, and on its business, results of operations, financial position and prospects generally will depend on a number of evolving factors, including:
The duration, extent, and severity of the pandemic and any resurgences. COVID-19 has not yet been contained and could affect significantly more households and businesses. The duration and severity of the pandemic, including recent resurgences and the potential for seasonal or other resurgences after any containment, continue to be impossible to predict. In addition, while the U.S. Food and Drug Administration has approved various COVID-19 vaccines, the timing of distribution and availability and efficacy of such vaccines remain uncertain. Following any containment, there is also substantial uncertainty surrounding the pace of economic recovery and the return of business and consumer confidence.
The response of governmental and nongovernmental authorities. Many of the actions intended to contain the spread of COVID-19 have been directed toward curtailing household and business activity while simultaneously deploying fiscal and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. These actions are not always coordinated or consistent across jurisdictions and, in general, have changed rapidly in scope and intensity, contributing to substantial market volatility.
The effect on the Company's customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties, including increased unemployment rates, are affecting individuals, households, and businesses differently and unevenly. Many, however, have changed their behavior in response to governmental mandates and advisories to sharply restrain commercial and social interactions and discretionary spending. As a result, in the near term, the Company's credit, operational, and other risks have generally increased and, for the foreseeable future, may remain elevated or increase further.
The effect on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies (including the local economies in the markets areas which the Company serves) and markets have suffered disruptions and these disruptions could be long lasting. Governmental actions are meaningfully influencing the interest-rate environment and financial-market activity, which could adversely affect the Company's results of operations and financial condition.
During 2020, the most notable impact arising from the pandemic to the Company's results of operations was a higher provision expense for credit losses. The Company's provision expense was $52.5 million for the year ended December 31, 2020, compared to $6.0 million in the comparable year ago period. With the continued spread of COVID-19 in the United States, the Company's forecast of macroeconomic conditions and operating results including expected lifetime credit losses on the Company's loan portfolio, is subject to meaningful uncertainty.
Governments have taken unprecedented steps to partially mitigate the adverse effects of their containment measures. For example, on March 27, 2020, the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act") was enacted to inject more than $2 trillion of financial assistance into the U.S. economy, and included the $349 billion PPP loan program administered through the SBA. The FRB has taken decisive and sweeping actions as well. Since March 15, 2020, these have included a reduction in the target range for the federal funds rate to 0 to 25 basis points, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, and numerous facilities to support the flow of credit to households and businesses. On December 27, 2020, the COVID-19 Economic Relief Bill was signed into law, creating a $900 billion COVID-relief and $1.4 trillion government funding package to provide additional financial assistance in the U.S., including an opportunity for certain businesses to seek a second PPP loan if they meet specified financial requirements.
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
Additional factors related to the credit quality of certain commercial real estate loans include the duration of moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject the Company to risks from adverse conditions in the real estate market or the general economy, including decreases in collateral values associated with existing loans and the ability to liquidate the real estate collateral securing commercial real estate loans, or the acceleration in macroeconomic trends such as increased remote work arrangements and online shopping. Such trends could ultimately result in a shrinkage of the commercial real estate market to the extent that there is a reduced need for office and retail space as a result of changed operating preferences, which could materially impact the Company’s results of operations and financial condition and possibly the Company’s long-term business strategy because commercial real estate loans are the Company’s largest loan category.

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

The COVID-19 pandemic and related governmental mandates and advisories also have necessitated changes in the way the Company and its third party service providers continue operations, and the length of time that it may be required to operate under these circumstances, as well as the potential for conditions to worsen or for significant disruptions to occur, remains unpredictable. All of these risks and uncertainties can be expected to persist at least until the pandemic is demonstrably and sustainably contained, authorities cease curbing household and business activity, and consumer and business confidence recover. COVID-19 and the volatile economic conditions stemming from it could also precipitate or contribute to the other risk factors identified in this Report, which in turn could materially adversely affect the Company's business, financial position, results of operations, prospects, and its stock price, and may also affect the Company's business in a manner that is not presently known to it or that the Company currently does not consider to present significant risks to its business, financial position, results of operations or prospects.
As a participating lender in the SBA PPP, including the second round PPP commencing subsequent to December 31, 2020, the Company is subject to additional risks of litigation from its customers or other parties regarding the processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties, which could have a significant adverse impact on the Company's business, financial position, results of operations, and prospects.

The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. On April 16, 2020, the SBA notified lenders that the original $349.0 billion of funding under the PPP was exhausted, and on April 24, 2020, Congress allocated an additional $310.0 billion to the program. The Company participated as a lender in both rounds of the PPP. In 2020, the Company made over 6,100 PPP loans for approximately $810 million, with $791.9 million outstanding at December 31, 2020. Additionally in December 2020, the COVID-19 Economic Relief Bill provided an additional $284.5 billion to the PPP loan program.

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

The Company may have a credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Company, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP, or as a result of a civil or criminal enforcement action against borrowers who obtained loans through fraud or other misconduct. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company, which could adversely impact the Company's business, financial position, results of operations and prospects.

The Company has a high concentration of commercial loan balances and exposures within industries negatively impacted by the COVID-19 pandemic and continued weaknesses in these sectors could result in additional credit losses in this portfolio.

The Company’s commercial loan portfolio is subject to greater credit risk as a result of the COVID-19 pandemic, and sustained weaknesses could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on the Company’s business, financial condition and results of operations. Commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic, and the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. In addition, management identified approximately $1.3 billion of loans within highly impacted industries, including Accommodations, Food Services, Retail Trade, Other Services (except Public Administration), and Arts, Entertainment & Recreation. Although management enhanced monitoring of loan portfolios in these industries, management is unable to predict or estimate the full impact of all industries affected by the pandemic, which is dependent on factors outside of the Company’s control, including the extent and duration of the resulting economic disruption that has particularly impacted the commercial industries identified above. For more information about the credit risks posed by the Company’s commercial loan portfolio and management’s pandemic response, see Table 14 in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Changes in Interest Rates

Changes in interest rates and other factors could adversely impact the Company’s financial condition and results of operations.    The Company’s ability to make a profit, like that of most financial institutions, substantially depends upon its net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. However, certain assets and liabilities may react differently to changes in market interest rates. Further, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag behind. Additionally, some assets such as adjustable-rate mortgages have features, such as rate caps and floors, which restrict changes in applicable interest rates. The Federal Reserve acted to decrease targeted short-term interest rates to 0% - 0.25% in March 2020, and it is anticipated that interest rates could remain near zero through 2023. Some foreign central banks have moved to a negative interest rate environment, which has exerted downward pressure on the profitability of banks in those regions and this interest rate trend could extend to the United States. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on the Company's business, financial condition and results of operations.
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

Risks Related to the Company's Lending Activities
If the Company experiences credit losses at a level higher than anticipated in the Company's models, its earnings could materially decrease.    The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment or cover losses. If loan customers fail to repay loans according to the terms of the loans, the Company may experience significant credit losses that could have a material adverse effect on its operating results and capital ratios. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of borrowers, the value of the real estate and other assets serving as collateral for the repayment of loans, and the enforce ability of its loan documents. In determining the amount of the allowance for credit losses, the Company, in addition to assessing the collectability of its loan portfolio, relies on experience and evaluation of economic conditions. If the assumptions underlying the determination of its allowance for credit losses prove to be incorrect, the current allowance for credit losses may not be sufficient to cover losses inherent in the Company's loan portfolio and an adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. A problem with one or more loans could require the Company to significantly increase the level of its allowance for credit losses. In addition, federal and state regulators periodically review the Company’s allowance for credit losses and may require it to increase its allowance for credit losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease the Company’s net income.
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
A significant portion of the Company’s loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect the Company’s asset quality and the profitability of loans secured by real property and increase the number of defaults and the level of losses within the Company’s loan portfolio. The real estate collateral securing the Company's loans provides an alternate source of repayment in the event of default by the borrower. Should real estate values deteriorate during the time the credit is extended, the Company is potentially exposed to greater losses. A downturn in the real estate market in the Company’s primary market areas could result in an increase in the number of borrowers who default on loans and a reduction in the value of the collateral securing loans, which in turn could have an adverse effect on the Company’s profitability and asset quality. Further, if the Company is required to liquidate collateral securing a loan to satisfy the related debt during a period of reduced real estate values, the Company may experience higher credit losses than expected and its earnings and shareholders’ equity could be adversely affected. Any declines in real estate prices in the Company’s primary markets may also result in increases in delinquencies and losses in its loan portfolios. Unanticipated decreases in real estate prices coupled with a prolonged economic downturn and elevated levels of unemployment could drive credit losses beyond the level provided for in the Company’s allowance for credit losses. If this occurs, the Company’s earnings could be adversely affected.

The Company's emphasis on originating commercial loans may increase lending risks. At December 31, 2020, 74.8% of the Company's loan portfolio consisted of commercial loans. The Company's commercial loan portfolio includes commercial and industrial loans, commercial real estate loans, commercial constructions, and small business banking loans. Commercial and industrial loans may expose the Company to additional risks since their underwriting is typically based on the borrower's ability to make repayments from the cash flow of its business and are secured by non-real estate collateral that may depreciate over time. Commercial real estate loans and small business loans generally expose the Company to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the continuity of tenant rental payments. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Commercial construction loans are generally considered to involve a higher degree of credit risk than long-term financing on owner-occupied residential real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction as compared to estimated costs. Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the future cash flow and value of the involved property that serves as loan collateral. Additionally, some commercial borrowers may have more than one outstanding loan with the Company and, as a result, an adverse development with respect to a commercial credit relationship may expose the Company to greater risk of loss as compared to an adverse development associated with a consumer loan borrower. At December 31, 2020, nonperforming commercial loans comprised 68.4% of total nonperforming loans.
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
Risks Related to Legal, Regulatory and Policy Matters

The Company operates in a highly regulated environment and may be adversely impacted by changes in law, regulations, and accounting policies.    The Company is subject to extensive regulation, supervision and examination. See "Regulation" in Item 1 Business. Any change in the laws or regulations, including as a result of the change in the U.S. presidential administration, or failure by the Company to comply with applicable law and regulation, or a change in regulators’ supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve, other state or federal regulators, the U.S. Congress, or the Massachusetts legislature could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows. Changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters, could also impact the Company’s financial results.

The Company is subject to heightened regulatory requirements and expectations, increased supervision and increased costs because the Company’s total assets exceed $10 billion. Because the Company’s total assets exceed $10 billion, the Company and the Bank are subject to heightened requirements under the Dodd-Frank Act and its implementing regulations. The Company is subject to additional regulatory requirements and expectations, increased supervision and increased costs, including: supervision, examination and enforcement by the Consumer Financial Protection Bureau with respect to consumer financial protection laws; annual stress testing using assumptions for baseline, adverse and severely adverse scenarios; a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates; enhanced supervision as a larger financial institution; and a cap on the interchange fees that may be charged in certain electronic debit and prepaid card transactions under the Durbin Amendment to the Dodd-Frank Act.

With respect to deposit-taking activities, banks with more than $10 billion in assets are subject to two primary requirements. The first is a deposit assessment based on a scorecard issued by the FDIC which considers, among other things, the Bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as the use of core deposits, among other things. Depending on performance results under that scorecard, the total base assessment rate is between 1.5 to 40 basis points. Any increase in the Bank’s deposit insurance assessments may result in an increased expense related to the use of deposits as a funding source. The second requirement eliminates the exemption from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. As a result, since July 1, 2020, the Bank has been limited to receiving no more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. This reduction in the amount of interchange fees received has reduced the Company's revenues.

The Company’s regulators may also consider compliance with heightened regulatory requirements when examining its operations generally or considering any request for regulatory approval made by the Company or Bank, which may delay or otherwise impact needed regulatory approvals.

The Company has hired additional personnel and implemented structural initiatives to address heightened regulatory requirements and expectations and in the future may need to hire additional personnel, design and implement additional internal controls and structural initiatives, or otherwise commit significant financial resources to regulatory compliance, any of which could have a significant impact on the Company's business, financial condition or results of operations.
The impact of changes to the Internal Revenue Code or federal, state or local taxes may adversely affect the Company’s financial results or business.  The Company is subject to changes in tax law, including as a result of the change in the U.S. presidential administration, which could impact the Company's effective tax rate.  Tax law changes may or may not be retroactive to previous periods and could negatively affect the current and future financial performance of the Company. Changes in enacted tax rates are recognized when promulgated and therefore could have a material impact on the Company's results.

Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect the Company’s business, financial condition, or results of operations.  On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. Subsequently, on November 30, 2020, the ICE Benchmark Administration Limited announced its plan to extend the date that most U.S. dollar LIBOR values would cease being computed and announced from December 31, 2021 to June 30, 2023. On the same date, the Federal Reserve, the FDIC and the OCC issued a Joint Statement on LIBOR transition, which instructs banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate by no later than December 31, 2021, and if practicable, as far in advance of that deadline as possible, notwithstanding its publication until June 30, 2023 In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. The Company has loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. Although the Company has incorporated LIBOR replacement language in many of its governing documents, the transition to a new rate could impact the Company's Market Risk profile and will require changes to risk and pricing models, valuation tools, product design and hedging strategies. The Company is evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but is not able to predict whether the alternative rates the Federal Reserve proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on the Company’s business, financial condition, or results of operations.

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

Changes in U.S. trade policies and other global political factors beyond the Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact the Company's business, financial condition and results of operations. There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by certain of these countries, and there may be further changes as a result of the change in the U.S. presidential administration. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that customers import or export, or a trade war or other governmental action related to tariffs or international trade agreements or policies have the potential to negatively impact the Company's and/or the Bank's customers' costs, demand for the Bank's customers' products, and/or the U.S. economy or certain sectors thereof and, thus, could adversely impact the Company's business, financial condition and results of operations. In addition, to the extent changes in the global political environment have a negative impact on the Company or on the markets in which the Company operates, business, results of operations and financial condition could be materially and adversely impacted in the future.
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

Risks Related to the Company's Strategic Activities
Part of the Company’s business strategy is growth through acquisitions, and the failure to execute effectively on acquisitions could have an impact on its earnings and results of operations.    While focusing on organic growth, the Company's strategy also includes, in part, growth through acquisitions. The Company may not be able to identify suitable acquisition candidates, or complete acquisitions. Further, the success of any acquisition depends on the ability to effectively integrate the acquired business, including integrating operations and achieving synergies and cost efficiencies. Acquisitions can be disruptive as they result in diversion of management's attention from other business activities and can consume significant executive and employee resources as the Company integrates the target's operations and functional business into its operations and business. The Company may experience complications or delays while integrating. In addition, once integrated, acquired businesses may not achieve levels of expected profitability or profitability comparable to those achieved by the Company’s existing operations, or otherwise may not perform as expected. Further acquisitions involve numerous risks, including lower than expected performance or higher than expected costs, potential dilution of stockholder value, changes in relationships with customers, and the potential loss of key employees. In addition, the Company may not be successful in mitigating deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and the Company may not be able to acquire other institutions on acceptable terms. The ability to grow may be limited if the Company is unable to successfully make acquisitions in the future.
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

Risks Related to Financial and Accounting Matters
The Company’s securities portfolio performance in difficult market conditions could have adverse effects on the Company’s results of operations.    Under U.S. Generally Accepted Accounting Principles ("GAAP"), the Company measures expected credit losses on its securities portfolios in accordance with the CECL methodology, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of amortized cost, as well as other factors. Adverse developments with respect to one or more of these factors could require the Company to recognize an allowance for credit losses, with the credit related portion of the reduction in the value required to be recognized as a charge to the Company’s earnings. Market volatility can make it extremely challenging to accurately value certain securities the Company holds. Subsequent periodic valuations of securities, taking into consideration then prevailing factors, may result in changes to valuations. Significant negative changes to valuations could result in the recognition of an allowance for credit losses within the Company’s securities portfolio, which could have an adverse effect on the Company’s results of operations or financial conditions.
Impairment of goodwill and/or intangible assets could require charges to earnings, which could result in a negative impact on the Company's results of operations.    Goodwill arises when the Company acquires a business for an amount greater than the net fair value of the assets of the acquired business. The Bank has recognized goodwill as an asset on the balance sheet in connection with several acquisitions. Goodwill is an intangible asset. When an intangible asset is determined to have an indefinite useful life, it is not amortized, and instead is evaluated for impairment. The Company conducts goodwill impairment tests annually, or more frequently if necessary. The Company evaluates goodwill using a combined qualitative and quantitative impairment approach. A significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in a finding of impairment of goodwill or other intangible assets. If the Company were to conclude that a future write-down of goodwill or other intangible assets is necessary, then the Company would record the appropriate charge to earnings, which could have material adverse effect on the Company's results of operations or financial condition.
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
Some of the Company's accounting policies require the use of estimates and assumptions that affect the value of the Company's assets and liabilities and results of operations and if actual events differ from the Company's estimates and assumptions, the Company's results of operations and financial condition could be materially adversely affected. Certain accounting policies require the use of estimates and assumptions that may affect the value of the Company’s assets and liabilities and results of operations. The Company identified the accounting policies regarding the allowance for credit losses, security valuations and allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical because these policies require management to make difficult, subjective and complex judgments, estimates and assumptions about matters that are inherently uncertain. Under each of these policies, it is possible that materially different values and results of operations would be reported under different conditions, different judgments, or different estimates or assumptions. Further, as new information becomes available, the Company may make a determination to refine or change its judgments, estimates and assumptions, any of which could materially adversely affect the value of the Company's assets and liabilities or its results of operations.
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
Risks Related to Information Security and Technology
Evolving information technologies, the need to mitigate against and react to cyber-security risks, and electronic fraud risks require significant resources, and the Company remains subject to cyber-security risks and electronic fraud.    The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector, due to cyber-attacks (crime committed through or involving the internet, such as phishing, hacking, denial of service attacks, stealing information, unauthorized intrusions into internal systems or the systems of the Company's third party vendors) could adversely impact the Company’s operations or damage its reputation. The Company's information technology infrastructure and systems may be vulnerable to cyber-terrorism, computer viruses, system failures and other intentional or unintentional interference, fraud and other unauthorized attempts to access or interfere with the systems.

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
The Company relies on its systems, employees and certain service providers, and if the Company experiences a system failure or if the Company's security measures are compromised or inadequate, the operations could be disrupted or the customer data could be improperly divulged. The Company faces the risk that the design of its controls and procedures, including those designed to mitigate the risk of fraud by employees or outside third parties, may be inadequate or be circumvented, thereby causing delays or failures in detection of errors or inaccuracies in data and information. The Company regularly reviews and updates the Company's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition. Since the onset of the COVID-19 pandemic, certain of the Company’s employees have been working remotely, which arrangements contribute to heightened cybersecurity, information security and operational risks. The Company has not experienced any material impact to the Company’s internal control over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic, but the Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal control over financial reporting to minimize any impact on the design and operating effectiveness. The Company may also be subject to disruptions of the systems arising or originating from third party services providers or from events that are wholly or partially beyond the Company's control (including, for example, electrical, internet or telecommunications outages), which may adversely impact the Company's ability to provide service to customers and result in loss, cost and expense or liability. Additionally, the Company's risk exposure to security matters may increase in the future if the Company increases in size and prominence in the financial services industry, as the Company expands internet based and mobile banking tools and products and services, and as a consequence of the risk inherent in system and customer account conversions associated with the integration of acquisition targets. The Company is further exposed to the risk that external service providers may be unable to fulfill their contractual obligations on matters of internet security and adequacy of services. (The Company's third party service providers are subject to many, if not all, of the same risks, including internet vulnerability and fraud operational errors by their respective employees.) The Company's due diligence on service providers and other vendor management risk migration activities designed to mitigate service provider risk may not provide full protection against all risks, and the Company's (or service providers) business continuity plans, risk management processes and procedures or security systems (including security against cyber-crime) could be inadequate. While the Company maintains a control framework designed to monitor service provider risks, the failure of a service provider to perform in accordance with the contracted arrangements and, if applicable, under service level agreements could be disruptive to the Company's operations, which could have a material adverse impact on the Company's financial condition or results of operations.
Risks Related to Liquidity

The Company may be unable to adequately manage its liquidity risk, which could affect its ability to meet its obligations as they become due, capitalize on growth opportunities, or pay dividends on its common stock. Liquidity risk refers to managing the Company's liquidity so that it can meet its obligations as the obligations become due, opportunistically capitalize on potential growth opportunities as they arise, or pay dividends on its common stock. The Company's liquidity arises from its ability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures. The Company's liquidity is derived primarily from funding obtained from the FHLB of Boston; retail deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities the Company issues; sale, maturity and prepayment of investment securities the Company holds; net cash provided from operations; and access to other funding sources. Any substantial, unexpected or prolonged changes in the level or cost of liquidity could have a material adverse effect on the Company's business. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of business activity as a result of a downturn in the markets in which the Company's loans are concentrated or an adverse regulatory action against the Company. The Company’s ability to borrow could also be impaired by factors that are not specific to the Company, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry generally.

Risks Related to Environmental and Social Matters

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

Societal responses to climate change could adversely affect the Company's business and performance, including indirectly through impacts on its customers. Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The Company and its customers may face cost increases, asset value reductions, operating process changes, and the like. Among the impacts to the Company could be a drop in demand for its products and services, particularly in certain sectors. In addition, the Company could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans.

Risks Related to the Company's Business and Industry Generally

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

The Company has strong competition within its market area which may constrain the Company’s ability to grow and achieve profitability. The Company faces significant competition both in attracting deposits and in the origination of loans. See "Market Area and Competition" in Item 1. Business of this Report. Mergers and acquisitions of financial institutions within the Company’s market area may occur, which could add more competitive pressure as the Company would be competing with the resultant larger financial institutions with greater financial resources on a combined basis. Additionally, the Company's market share and income may be adversely affected by its inability to successfully compete against larger and more diverse financial service providers. If the Company is unable to compete effectively, it may lose market share or fail to maintain its market share, and income generated from loans, deposits, and other financial products may decline.

The Company continually encounters technological change. The failure to understand and adapt to these changes could negatively impact the Company's business. Financial services industries continually experience rapid technological change with frequent introductions of new technology-driven products and services. An effective use of technology can increase efficiency, enable financial institutions to better serve customers, and reduce costs. However, some new technologies needed to compete effectively result in incremental operating costs and capital investments. The Company's future success depends in part upon its ability to continue to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of the Company's competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers within the same time frame as its large competitors. Failure to successfully keep pace with technological change affecting the financial services industry could lead to loss of customers and could have a material adverse impact on the Company's business and, in turn, its financial condition and results of operations.

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

Adverse weather, changes in climate, natural disasters, public health crises or man-made events could negatively affect the Company's local economies or disrupt operations, which would have an adverse effect on the Company's business or results of operations. The Company's market area includes coastal regions that are susceptible natural disasters including, but not to limited to, hurricanes, blizzards and northeasters and related flooding and wind damage. The nature and level of such natural disasters, public health crises, such as pandemics or epidemics, or man-made events, including political events such as war, civil unrest or terrorist attacks, cannot be predicted and may be exacerbated by global climate change. Such events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where the Company operates. The Company's borrowers may suffer property damage, experience interruption of their businesses or lose their jobs, which may negatively impact the ability of these borrowers to make deposits with the Company or repay their loans or negatively impact values of collateral securing loans, any of which could result in losses and increased provisions for credit losses. Additionally, the occurrence of natural disasters could harm the Company's operations thorough interference with communications, including the interruption or loss of its computer systems which could prevent the gathering of deposits, originating loans and processing and controlling business flow, as well as through the destruction of facilities and operational, financial and management information systems.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
At December 31, 2020, the Bank conducted its business from its main office located at 288 Union Street, Rockland, Massachusetts, ninety-five retail branches, and two limited service branches located within Barnstable, Bristol, Dukes, Middlesex, Nantucket, Norfolk, Plymouth, Suffolk and Worcester counties in Eastern Massachusetts. In addition to its main office, the Bank leased sixty-two of its branches (including two limited service branches) and owned the remaining thirty-five branches. In addition to these branch locations, the Bank had twenty-three remote ATM locations, all of which are leased.
The Bank’s executive administration offices are located in Hanover, Massachusetts while the remaining administrative and operations locations are housed in several different campuses. Additionally, there are a number of sales offices not associated with a branch location throughout the Bank’s footprint.
For additional information regarding the Bank’s premises and equipment and lease obligations, see Notes 6, "Bank Premises and Equipment" and 19 "Leases," respectively, within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

ITEM 3.    LEGAL PROCEEDINGS
At December 31, 2020, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of such pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5. MARKET FOR INDEPENDENT BANK CORP.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a.) Independent Bank Corp.’s common stock trades on the NASDAQ Global Select Market under the symbol INDB. The Company declared aggregate cash dividends of $1.84 and $1.76 per share in 2020 and in 2019, respectively. The ratio of dividends paid to earnings in 2020 and 2019 was 50.21% and 32.25%, respectively.
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

The following schedule summarizes the closing price range of common stock and the cash dividends paid for the fiscal years 2020 and 2019:

	2020
	High	Low	Dividend
4th Quarter	$76.82	$51.33	$0.46
3rd Quarter	70.05	50.12	0.46
2nd Quarter	77.15	56.28	0.46
1st Quarter	83.43	52.37	0.46

	2019
	High	Low	Dividend
4th Quarter	$86.35	$70.39	$0.44
3rd Quarter	78.08	65.08	0.44
2nd Quarter	87.35	69.35	0.44
1st Quarter	85.51	71.50	0.44
As of February 24, 2021, there were 33,018,461 shares of common stock outstanding which were held by approximately 2,935 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s common stock on December 31, 2020 was $73.04.
The information required by S-K Item 201(d) is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Report.
Comparative Stock Performance Graph
The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2015 to December 31, 2020 to the cumulative total return of the NASDAQ Composite Index (U.S. Companies) and the SNL Bank NASDAQ Index. The lines in the graph and the numbers in the table below represent yearly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the yearly interval, based on the last day of a fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2015 (which assumes that $100.00 was invested in each of the series on December 31, 2015).
The following information in this Item 5 of this Report is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing. The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

The following chart depicts the total return performance of the Company:
Source: S&P Global Market Intelligence
© 2021
(b.) Not applicable

(c.) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2020:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program(2)
October 1 to October 31, 2020	—	$—	—	—
November 1 to November 30, 2020	27	59.23	—	—
December 1 to December 31, 2020	—	—	—	—
Total	27	$59.23	—	—
(1)Shares purchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants and related tax withholding.
(2)On October 17, 2019 the Company announced that its Board of Directors authorized a share repurchase program up to 1.5 million shares of the Company's common stock. All 1.5 million shares were repurchased under the program between January and April of 2020. Accordingly, the October 2019 share repurchase program is no longer in effect.

ITEM 6.    SELECTED FINANCIAL DATA
The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	As of or for the Years Ended December 31
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$1,162,317	$1,190,670	$1,075,223	$946,510	$851,524
Loans	9,392,866	8,873,639	6,906,194	6,355,553	5,999,605
Allowance for credit losses	(113,392)	(67,740)	(64,293)	(60,643)	(61,566)
Goodwill and other intangibles	529,313	535,492	271,355	241,147	231,374
Total assets	13,204,301	11,395,165	8,851,592	8,082,029	7,709,375
Deposits	10,993,170	9,147,367	7,427,120	6,729,253	6,412,253
Borrowings	181,060	303,103	258,707	323,698	335,474
Stockholders’ equity	1,702,685	1,708,143	1,073,490	943,809	864,690
Nonperforming loans	66,861	48,049	45,418	49,638	57,407
Nonperforming assets	66,861	48,049	45,418	50,250	61,580
Operating data
Interest income	$402,069	$447,014	$323,701	$277,194	$246,637
Interest expense	34,341	53,879	25,536	18,334	18,793
Net interest income	367,728	393,135	298,165	258,860	227,844
Provision for credit losses	52,500	6,000	4,775	2,950	6,075
Noninterest income	111,440	115,294	88,505	82,994	82,428
Noninterest expenses	273,832	284,321	225,969	204,359	192,122
Net income	121,167	165,175	121,622	87,204	76,648
Per share data
Net income — basic	$3.64	$5.03	$4.41	$3.19	$2.90
Net income — diluted	3.64	5.03	4.40	3.19	2.90
Cash dividends declared	1.84	1.76	1.52	1.28	1.16
Book value	51.65	49.69	38.23	34.38	32.02
Tangible book value (1)	35.59	34.11	28.57	25.60	23.45
Performance ratios
Return on average assets	0.96%	1.52%	1.46%	1.11%	1.04%
Return on average common equity	7.13%	10.85%	12.31%	9.55%	9.43%
Net interest margin (on a fully tax equivalent basis)	3.29%	4.04%	3.91%	3.60%	3.40%
Dividend payout ratio	50.21%	32.25%	33.03%	39.04%	38.76%
Asset quality ratios
Nonperforming loans as a percent of gross loans	0.71%	0.54%	0.66%	0.78%	0.96%
Nonperforming assets as a percent of total assets	0.51%	0.42%	0.51%	0.62%	0.80%
Allowance for credit losses as a percent of total loans	1.21%	0.76%	0.93%	0.95%	1.03%
Allowance for credit losses as a percent of nonperforming loans	169.59%	140.98%	141.56%	122.17%	107.24%
Capital ratios
Equity to assets	12.89%	14.99%	12.13%	11.68%	11.22%
Tangible equity to tangible assets (1)	9.26%	10.80%	9.35%	8.96%	8.47%
Tier 1 leverage capital ratio	9.56%	11.28%	10.69%	10.04%	9.77%
Common equity tier 1 capital ratio	12.67%	12.86%	11.92%	11.20%	10.82%
Tier 1 risk-based capital ratio	13.34%	13.53%	12.99%	12.31%	11.99%
Total risk-based capital ratio	15.13%	14.83%	14.45%	13.82%	13.60%
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

Results for the year ended December 31, 2020 were significantly impacted by the ongoing COVID-19 pandemic, resulting in $52.5 million of loan provisioning during the year. The full macroeconomic impacts of the pandemic remain unclear and are continuing to evolve; however, the stay-at-home orders, business closures, social distancing measures, limitations on travel and restrictions on gatherings that have been put in place for public health and safety have led to a decline in consumer spending and historically high levels of unemployment as workplaces have been forced to shut down or severely limit operations. The duration of these restrictions has varied, and restrictions have been and may continue to be tightened or re-instituted in light of resurgences of COVID-19 in particular areas. In addition, the effectiveness of recently approved vaccines, as well as their availability and the timing of their distribution to the public remain largely unknown at this time. As a result, the Company is not able to provide any assurances that the Company’s earnings, asset quality, regulatory capital ratios and economic condition will not be materially adversely impacted on a short term or long term basis.

    The Company has been and remains committed to supporting and working with its customers as they navigate these unprecedented times. The Company has abided by government mandates requiring temporary moratorium on foreclosures, and has offered a variety of relief measures to its customers consistent with prudent banking principles and regulatory guidance. These relief measures have included temporary deferrals of loan payments, waiving certain fees and permitting customers easier access to their deposits. The Company’s charitable foundations have engaged and will continue to engage in outreach to local communities during this difficult time and have committed funds to be made available to key nonprofits with urgent needs, such as local food banks. The Company has been an active participant in the government-sponsored Paycheck Protection Program ("PPP") designed to help deploy stimulus funds in the form of loans to businesses within the community, funding approximately 6,100 loans during the year, with a total balance of $791.9 million outstanding as of December 31, 2020. The Company received fee revenue of $27.1 million for the origination of these PPP loans, which is deferred and amortized over the life of the loan. As of December 31, 2020, $9.1 million in fee revenue has been amortized into income, with the remaining amount to be amortized over the remaining loan maturity. Subsequent to year end, the Company has been participating in the second round of PPP funding, continuing to offer its customers access to much needed relief funds.

Interest-Earning Assets

Management’s asset strategy typically emphasizes loan growth, primarily in the commercial and home equity portfolios. The results depicted in the following table reflect the trend of the Company's interest-earning assets over the past five years. For 2020, the increase in interest-earning assets was driven primarily by an increase in commercial loan balances, reflecting the Company's PPP loan funding activity, as well as growth in cash balances attributable to elevated deposits from PPP loans and other government stimulus payments, partially offset by decreases in the residential and home equity loan portfolios.

Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and credit losses.

Funding and the Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth with a management emphasis on core deposit growth to fund loans. During 2020, the Company realized growth in deposits, which increased $1.8 billion or 20.2% from December 31, 2019 to $11.0 billion, which was attributable to a combination of funds received for PPP loans and from other government stimulus programs and an overall customer focus on retaining liquidity. The following chart shows the sources of funding and the percentage of core deposits to total deposits for the trailing five years:

Sources of Funding
$ (billions)
12
11
10
9
8
7
6
5
4
3
2
1
0
200%
175%
150%
125%
100%
75%
50%
25%
0%
$6.7
$6.4
89.9%
$7.0
$6.7
90.1%
$7.7
$7.4
88.7%
$9.4
$9.1
79.9%
$11.2
$11.0
89.6%
2016
2017
2018
2019
2020
Deposits
Borrowings
% of Core Deposits

The cost of deposits at December 31, 2020 was 0.27%, a 20 basis point decrease compared to December 31, 2019 due primarily to deposit rate reductions across all products. The Company's net interest margin was 3.29% for the year ended December 31, 2020, representing a 75 basis point decrease from the comparative 2019 period, primarily reflective of the lower interest-rate environment, along with other factors, such as increases in low yielding cash balances and PPP loans.

The following table shows the net interest margin and cost of deposits trends for the trailing five year period:

Noninterest Income

Management continues to focus on noninterest income, which is primarily comprised of deposit account fees, interchange and ATM fees, investment management fees and mortgage banking income. The following chart shows the components of noninterest income over the past five years:

Expense Control
Management seeks to take a balanced approach to noninterest expense control by monitoring ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits, as well as expenses associated with buildings and equipment. During 2020, the Company incurred additional expenses due to the COVID-19 pandemic relating to cleaning costs, the purchase of office supplies and protective equipment, such as face masks, plexiglass dividers and other protective measures, as well as increased equipment expense related to setting up employees with remote capabilities. Additionally, the 2020 results included a $4.2 million lease impairment charge in connection with the decision to exit two branch locations.

The following chart depicts the Company's efficiency ratio on a GAAP basis (calculated by dividing noninterest expense by the sum of noninterest income and net interest income), as well as the Company's efficiency ratio on a non-GAAP operating basis, (calculated by dividing noninterest expense, excluding certain noncore items, by the sum of noninterest income, excluding certain noncore items, and net interest income) over the past five years:
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

Cash dividends declared by the Company increased from an aggregate of $1.76 per share in 2019 to $1.84 per share in 2020, representing an increase of 4.5%.

2020 Results

Net income for 2020 computed in accordance with GAAP was $121.2 million, or $3.64 on a diluted earnings per share basis, as compared to $165.2 million, or $5.03 per diluted share, for the prior year. Net income for 2020 and 2019 included items that are considered noncore, which are excluded for purposes of assessing operating earnings. Net operating earnings for 2020 were $121.7 million, or $3.66 on a diluted earnings per share basis, a decrease of 34.1% and 34.9%, respectively, when compared to net operating earnings of $184.6 million, or $5.62 per diluted share, for the year ended December 31, 2019. See "Non-GAAP Measures" below for a reconciliation of net operating earnings and diluted earnings per share to GAAP net income and earnings per share, respectively.

2021 Outlook

During the Company's fourth quarter 2020 earnings call, the Company provided the following key expectations regarding business activity to serve as near term guidance into the year 2021:

•excluding PPP activity, the Company anticipates modest net growth in total commercial loan balances;

•while loan closing activity is expected to remain strong heading into 2021, the anticipated persistence of pay-down activity will continue to challenge any meaningful growth in the consumer loan portfolios;

•excess liquidity and the timing on PPP fee income recognition will continue to create some level of volatility in net interest margin. Excluding these factors, the core margin will continue to be impacted by expected asset yield compression as assets continue to reprice into an anticipated low interest rate environment. However, the Company believes there is still some level of further reductions in the deposit base at December 31, 2020 that should continue to mitigate the asset yield compression in the near term, resulting in a modest net core margin compression;

•assuming no material changes to the overall macroeconomic forecast, the Company anticipates that the build of the allowance for credit losses in 2020 should cause the provision for credit losses to more closely correlate to charge-off activity, with some element of loss reserve reductions if the economic environment stabilizes;

•the Company expects mortgage demand to remain strong with gain on sale margins expected to normalize down from 2020 levels, while swap fee income is expected to return to historical levels;

•a continued stabilization of the economy should reflect positive increases to deposit fees that were negatively impacted for much of 2020, and continued growth in investment management results are expected; and,
•the Company's effective tax rate is expected to be approximately 24% in 2021 assuming no change in tax laws.

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

The following table summarizes the impact of noncore items on net income and reconciles non-GAAP net operating earnings to net income available to common shareholders:

	Net Income		Diluted Earnings Per Share
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)

Net income available to common shareholders (GAAP)	$121,167	$165,175	$3.64	$5.03
Non-GAAP adjustments
Noninterest income components
Less: gain on sale of loans	—	951	—	0.03
Noninterest expense components
Add: loss on termination of derivatives	684	—	0.03	—
Add: merger and acquisition expenses	—	26,433	—	0.80
Noncore increases to income before taxes	684	25,482	0.03	0.77
Net tax benefit associated with noncore items (1)	(192)	(6,686)	(0.01)	(0.20)
Add - adjustments for tax effect of previously incurred merger and acquisition expenses	—	650	—	0.02
Noncore increases to net income	$492	$19,446	$0.02	$0.59
Net operating earnings (Non-GAAP)	$121,659	$184,621	$3.66	$5.62
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

The following table summarizes the impact of noncore items with respect to the Company's total revenue, noninterest income as a percentage of total revenue, and the efficiency ratio for the periods indicated:

	Years Ended December 31
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Net interest income	$367,728	$393,135	$298,165	$258,860	$227,844	(a)

Noninterest income (GAAP)	$111,440	$115,294	$88,505	$82,994	$82,428	(b)
Less:
Gain on sale of loans	—	951	—	—	—
Noninterest income on an operating basis (non-GAAP)	$111,440	$114,343	$88,505	$82,994	$82,428	(c)

Noninterest expense (GAAP)	$273,832	$284,321	$225,969	$204,359	$192,122	(d)
Less:
Loss on extinguishment of debt	—	—	—	—	437
Loss on termination of derivatives	684	—	—	—	—
Merger and acquisition expenses	—	26,433	11,168	3,393	5,455
Noninterest expense on an operating basis (non-GAAP)	$273,148	$257,888	$214,801	$200,966	$186,230	(e)

Total revenue (GAAP)	$479,168	$508,429	$386,670	$341,854	$310,272	(a+b)
Total operating revenue (non-GAAP)	$479,168	$507,478	$386,670	$341,854	$310,272	(a+c)

Ratios
Noninterest income as a % of revenue	23.26%	22.68%	22.89%	24.28%	26.57%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis	23.26%	22.53%	22.89%	24.28%	26.57%	(c/(a+c))
Efficiency ratio (GAAP)	57.15%	55.92%	58.44%	59.78%	61.92%	(d/(a+b))
Efficiency ratio on an operating basis (non-GAAP)	57.00%	50.82%	55.55%	58.79%	60.02%	(e/(a+c))

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	Years Ended December 31
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders’ equity	$1,702,685	$1,708,143	$1,073,490	$943,809	$864,690	(a)
Less: Goodwill and other intangibles	529,313	535,492	271,355	241,147	231,374
Tangible common equity (Non-GAAP)	1,173,372	1,172,651	802,135	702,662	633,316	(b)
Tangible assets
Assets (GAAP)	13,204,301	11,395,165	8,851,592	8,082,029	7,709,375	(c)
Less: Goodwill and other intangibles	529,313	535,492	271,355	241,147	231,374
Tangible assets (Non-GAAP)	$12,674,988	$10,859,673	$8,580,237	$7,840,882	$7,478,001	(d)

Common shares	32,965,692	34,377,388	28,080,408	27,450,190	27,005,813	(e)

Common equity to assets ratio (GAAP)	12.89%	14.99%	12.13%	11.68%	11.22%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	9.26%	10.80%	9.35%	8.96%	8.47%	(b/d)
Book value per share (GAAP)	$51.65	$49.69	$38.23	$34.38	$32.02	(a/e)
Tangible book value per share (Non-GAAP)	$35.59	$34.11	$28.57	$25.60	$23.45	(b/e)

Financial Position
Securities Portfolio    The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale and securities which management intends to hold until maturity. Securities decreased by $28.4 million, or 2.4%, at December 31, 2020 as compared to December 31, 2019. The ratio of securities to total assets at December 31, 2020 was 8.80%, compared to 10.45% at December 31, 2019. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss ("CECL") methodology. Further details regarding the Company's measurement of expected credit losses can be found in Note 1, "Summary of Significant Accounting Policies" within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

The following table sets forth the fair value of available for sale securities and the amortized cost of held to maturity securities along with the percentage distribution:
Table 1 - Securities Portfolio Composition

	December 31
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$24,116	5.8%	$33,115	7.8%	$32,038	7.2%
Agency mortgage-backed securities	233,629	56.6%	247,000	57.9%	220,105	49.7%
Agency collateralized mortgage obligations	91,683	22.2%	88,511	20.8%	134,911	30.5%
State, county and municipal securities	807	0.2%	1,396	0.3%	1,735	0.4%
Single issuer trust preferred securities issued by banks	488	0.1%	493	0.1%	707	0.2%
Pooled trust preferred securities issued by banks and insurers	1,056	0.3%	1,114	0.3%	1,329	0.3%
Small business administration pooled securities	61,081	14.8%	54,795	12.8%	51,927	11.7%
Total fair value of securities available for sale	412,860	100.0%	426,424	100.0%	442,752	100.0%
Amortized cost of securities held to maturity
U.S. government agency securities	—	—%	12,874	1.7%	—	—%
U.S. treasury securities	4,017	0.6%	4,032	0.6%	1,004	0.2%
Agency mortgage-backed securities	356,085	49.1%	397,414	53.7%	252,484	41.3%
Agency collateralized mortgage obligations	335,993	46.4%	293,662	39.6%	332,775	54.4%
Single issuer trust preferred securities issued by banks	1,500	0.2%	1,500	0.2%	1,500	0.2%
Small business administration pooled securities	26,917	3.7%	31,324	4.2%	23,727	3.9%
Total amortized cost of securities held to maturity	724,512	100.0%	740,806	100.0%	611,490	100.0%
Total	$1,137,372		$1,167,230		$1,054,242

The Company’s available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as level 3 within the fair value hierarchy. At December 31, 2020, and 2019, the Company had $1.1 million of securities categorized as level 3 within the fair value hierarchy. At December 31, 2018, the Company had $1.3 million of securities categorized as level 3 within the fair value hierarchy.

The following tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2020. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields in the table below have been calculated based on the amortized cost of the security.
Table 2 - Securities Portfolio, Amounts Maturing

	Within One Year		One Year to Five Years		Five Years to Ten Years		Over Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$—	—	$10,231	2.4%	$13,885	2.6%	$—	—	$24,116	2.5%
Agency mortgage-backed securities	—	—	76,441	2.6%	31,458	3.0%	125,730	2.2%	233,629	2.4%
Agency collateralized mortgage obligations	—	—	—	—	—	—	91,683	2.0%	91,683	2.0%
State, county and municipal securities	601	3.2%	—	—	206	3.0%	—	—	807	3.1%
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	488	3.7%	488	3.7%
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,056	0.7%	1,056	0.7%
Small business administration pooled securities	—	—	—	—	—	—	61,081	2.6%	61,081	2.6%
Total fair value of securities available for sale	601	3.2%	86,672	2.5%	45,549	2.9%	280,038	2.2%	412,860	2.4%
Amortized cost of securities held to maturity
U.S. Treasury securities	1,999	2.3%	2,018	1.6%	—	—	—	—	4,017	2.0%
Agency mortgage-backed securities	—	—	2,472	2.5%	75,240	2.1%	278,373	2.7%	356,085	2.6%
Agency collateralized mortgage obligations	—	—	—	—	—	—	335,993	2.0%	335,993	2.0%
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	8.3%	—	—	1,500	8.3%
Small business administration pooled securities	—	—	—	—	—	—	26,917	2.6%	26,917	2.6%
Total amortized cost of securities held to maturity	1,999	2.3%	4,490	2.1%	76,740	2.3%	641,283	2.3%	724,512	2.3%
Total	$2,600	2.5%	$91,162	2.5%	$122,289	2.5%	$921,321	2.3%	$1,137,372	2.3%
As of December 31, 2020, the weighted average life of the securities portfolio was 3.00 years and the modified duration was 2.90 years.
At December 31, 2020, the aggregate book value of securities issued by Fannie Mae and Freddie Mac exceeded 10% of stockholders' equity. The aggregate book value and market value of securities issued by Fannie Mae at December 31, 2020 was $674.9 million and $700.3 million, respectively. The aggregate book value and market value of securities issued by Freddie Mac at December 31, 2020 was $276.6 million and $286.8 million, respectively.

Residential Mortgage Loan Sales   The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. The Company originates residential loans with the intention of selling them in the secondary market or to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no material losses related to mortgage repurchases during the years ended December 31, 2020, 2019, and 2018.

The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market for the periods indicated:

Table 3 - Closed Residential Real Estate Loans

	Years Ended December 31
	2020	2019	2018
	(Dollars in thousands)
Held in portfolio	$223,544	$193,884	$182,401
Sold or held for sale in the secondary market	885,778	632,627	190,192
Total closed loans	$1,109,322	$826,511	$372,593
    The table below reflects additional information related to loans which were sold during the periods indicated:

Table 4 - Residential Mortgage Loan Sales

	Years Ended December 31
	2020	2019	2018
	(Dollars in thousands)
Sold with servicing rights released	$816,996	$474,571	$192,779
Sold with servicing rights retained (1)	45,830	127,713	—
Total loans sold	$862,826	$602,284	$192,779
(1)The Company had recourse on all loans sold with servicing rights retained.

    When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneously with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $453.7 million at December 31, 2020 and $656.4 million at December 31, 2019.

    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 5 - Mortgage Servicing Asset

	2020	2019
	(Dollars in thousands)
Beginning balance	$5,116	$1,445
Additions	429	1,247
Acquired portfolio	—	3,198
Amortization	(1,246)	(715)
Change in valuation allowance	(1,934)	(59)
Ending balance	$2,365	$5,116
See Note 12, "Derivatives and Hedging Activities," within the Notes to Consolidated Financial Statements included in Item 8 of this Report for more information on mortgage activity and mortgage related derivatives.

Loan Portfolio    The Company’s loan portfolio increased by $519.2 million during 2020. The overall increase is primarily attributable to the Company's participation in the PPP. There were approximately 6,100 PPP loans funded during the year with a total outstanding balance of $791.9 million at December 31, 2020. When excluding PPP activity, loans declined by $272.7 million, or 3.07%, compared to December 31, 2019. During 2020, growth across most commercial loan categories was outpaced by runoff in the consumer loan portfolios. Growth across commercial loan categories generally reflects strong closing activity diversified across a number of industries and property types. Within the consumer portfolios, the low interest rate environment has driven record mortgage banking volumes and results, while portfolio balances further declined as the majority of residential mortgage production continues to be sold into the secondary market. Similarly, on the home equity side, despite strong closing activity, loan growth continues to be challenged by attrition.

The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated:
Table 6 - Loan Portfolio Composition

	December 31
	2020		2019		2018		2017		2016
	(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$2,103,152	22.4%	$1,395,036	15.7%	$1,093,629	15.8%	$888,528	14.0%	$902,053	15.0%
Commercial real estate	4,173,927	44.4%	4,002,359	45.1%	3,251,248	47.1%	3,116,561	48.9%	3,010,798	50.3%
Commercial construction	553,929	5.9%	547,293	6.2%	365,165	5.3%	401,797	6.3%	320,391	5.3%
Small business	175,023	1.9%	174,497	2.0%	164,676	2.4%	132,370	2.1%	122,726	2.0%
Residential real estate	1,296,183	13.8%	1,590,569	17.9%	923,294	13.4%	754,329	11.9%	644,426	10.7%
Home equity	1,068,790	11.4%	1,133,798	12.8%	1,092,084	15.8%	1,052,088	16.6%	988,147	16.5%
Other consumer	21,862	0.2%	30,087	0.3%	16,098	0.2%	9,880	0.2%	11,064	0.2%
Gross loans	9,392,866	100.0%	8,873,639	100.0%	6,906,194	100.0%	6,355,553	100.0%	5,999,605	100.0%
Allowance for credit losses	(113,392)		(67,740)		(64,293)		(60,643)		(61,566)
Net loans	$9,279,474		$8,805,899		$6,841,901		$6,294,910		$5,938,039

The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2020. Loans having no schedule of repayments or no stated maturity are reported as being due in greater than five years. The following table also sets forth the rate structure of loans scheduled to mature after one year:
Table 7 - Scheduled Contractual Loan Amortization

	December 31, 2020
	Commercial and Industrial	Commercial Real Estate	Commercial Construction (1)	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$643,536	$923,088	$164,965	$44,929	$38,548	$27,126	$15,500	$1,857,692
After one year through five years	1,220,764	2,111,011	247,278	79,535	168,383	111,241	5,936	3,944,148
Beyond five years	238,852	1,139,828	141,686	50,559	1,089,252	930,423	426	3,591,026
Total	$2,103,152	$4,173,927	$553,929	$175,023	$1,296,183	$1,068,790	$21,862	$9,392,866

Interest rate terms on amounts due after one year:
Fixed rate	$812,742	$1,055,736	$144,143	$82,808	$1,038,275	$377,895	$6,362	$3,517,961
Adjustable rate	$646,874	$2,195,103	$244,821	$47,286	$219,360	$663,769	$—	$4,017,213
(1)Includes certain construction loans that will convert to commercial mortgages and will be reclassified to commercial real estate upon the completion of the construction phase.
At December 31, 2020, $18.8 million of loans scheduled to mature within one year were nonperforming.
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

Asset Quality    The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this assessment, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, nonperforming and/or put on nonaccrual status. In the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring ("TDR"). In addition, the Company has been offering needs based payment relief options for commercial and small business loans, residential mortgages, and home equity loans and lines of credit in response to the COVID-19 pandemic. In accordance with the CARES Act, these modifications will not be accounted for as TDRs or be reflected as delinquent or non-accrual loans if the borrower was in compliance with the loan terms as of December 31, 2019.

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
    It is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status for six months, subsequent to being modified, before management considers their return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. Loans that are considered TDRs are classified as performing, unless they are on nonaccrual status or are delinquent for 90 days or more. Loans classified as TDRs remain classified as such for the life of the loan, except in limited circumstances, when it may be determined that the borrower is performing under modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable market rate for a comparable new loan at the time of the restructuring.

Purchased Credit Deteriorated Loans    Purchased Credit Deteriorated ("PCD") loans are acquired loans which have shown a more-than-insignificant deterioration in credit quality since origination. PCD loans are recorded at amortized cost with an allowance for credit losses recorded upon purchase, as appropriate.

Nonperforming Assets    Nonperforming assets are typically comprised of nonperforming loans and other real estate owned ("OREO"). Nonperforming loans consist of nonaccrual loans and loans that are 90 days or more past due but still accruing interest. OREO consists of real estate properties, which have primarily served as collateral to secure loans, that are controlled or owned by the Bank. These properties are recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for credit losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the valuation allowance, but not below zero. All costs incurred thereafter in maintaining the property are generally charged to noninterest expense. In the event the real estate is utilized as a rental property, net rental income and expenses are recorded as incurred within noninterest expense.
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 8 - Nonperforming Assets

	December 31
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$34,729	$22,574	$26,310	$32,055	$37,455
Commercial real estate	10,195	3,016	3,326	3,123	6,266
Small business	825	311	235	230	302
Residential real estate	15,528	13,360	8,251	8,129	7,782
Home equity	5,427	6,570	7,278	6,022	5,553
Other consumer	156	61	13	71	47
Total (1)	66,860	45,892	45,413	49,630	57,405
Loans past due 90 days or more but still accruing
Commercial real estate (2)	—	$218	—	—	—
Residential real estate (2)	—	1,652	—	—	—
Home equity (2)	—	265	—	—	—
Other consumer	1	22	5	8	2
Total	1	2,157	5	8	2
Total nonperforming loans	66,861	48,049	45,418	49,638	57,407
Other real estate owned	—	—	—	612	4,173
Total nonperforming assets	$66,861	$48,049	$45,418	$50,250	$61,580
Nonperforming loans as a percent of gross loans	0.71%	0.54%	0.66%	0.78%	0.96%
Nonperforming assets as a percent of total assets	0.51%	0.42%	0.51%	0.62%	0.80%
(1)Included in these amounts were nonaccrual TDRs of $22.2 million at December 31, 2020, $24.8 million at December 31, 2019, $29.3 million at December 31, 2018, $6.1 million at December 31, 2017, and $5.2 million at December 31, 2016. The increase in nonaccrual TDRs in 2018 was due to nonaccrual loans associated with a large commercial loan customer that had previously declared bankruptcy which were modified when a court confirmed the customer's bankruptcy reorganization plan. That revision to loan terms required the Company to deem loans associated with the customer as TDRs at December 31, 2018 which amounted to $25.9 million.
(2)Represents purchased credit impaired ("PCI") loans that were accruing interest due to the expectation of future cash collections. Under CECL guidance, the concept of PCI loans was eliminated (and was replaced with classification as PCD loans) and is therefore not applicable for periods subsequent to the Company's adoption of CECL on January 1, 2020.

The following table summarizes the changes in nonperforming assets for the periods indicated:

Table 9 - Activity in Nonperforming Assets

	2020	2019
	(Dollars in thousands)
Nonperforming assets beginning balance	$48,049	$45,418
Acquired nonperforming loans	—	2,317
New to nonperforming	97,632	25,061
Loans charged-off	(8,446)	(5,205)
Loans paid-off	(57,666)	(16,723)
Loans restored to accrual status	(12,692)	(2,603)
Acquired other real estate owned	—	2,818
Valuation write down	—	(389)
Sale of other real estate owned	—	(2,500)
Other	(16)	(145)
Nonperforming assets ending balance	$66,861	$48,049

The following table sets forth information regarding TDR loans at the dates indicated:
Table 10 - Troubled Debt Restructurings

	December 31
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Performing troubled debt restructurings	$16,983	$19,599	$23,849	$25,852	$27,093
Nonaccrual troubled debt restructurings (1)	22,209	24,766	29,348	6,067	5,199
Total	$39,192	$44,365	$53,197	$31,919	$32,292
Performing troubled debt restructurings as a % of total loans	0.18%	0.22%	0.35%	0.41%	0.45%
Nonaccrual troubled debt restructurings as a % of total loans	0.24%	0.28%	0.42%	0.10%	0.09%
Total troubled debt restructurings as a % of total loans	0.42%	0.50%	0.77%	0.50%	0.54%
(1) During the fourth quarter of 2018 nonaccrual loans associated with a large commercial loan customer that had previously declared bankruptcy were modified when a court confirmed the customer's bankruptcy reorganization plan. That revision to loan terms required the Company to deem $25.9 million of loans associated with the customer as TDRs at December 31, 2018.

The following table summarizes changes in TDRs for the periods indicated:

Table 11 - Activity in Troubled Debt Restructurings

	2020	2019
	(Dollars in thousands)
TDRs beginning balance	$44,365	$53,197
New to TDR status	2,912	1,352
Paydowns	(8,063)	(10,146)
Charge-offs	(22)	(38)
TDRs ending balance	$39,192	$44,365

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 12 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Years Ended December 31
	2020	2019	2018
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$2,604	$3,000	$2,583
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$1,720	$1,330	$1,478

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At December 31, 2020, there were 83 relationships, with an aggregate balance of $145.6 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company. A portion of the potential problem loans identified by management have been granted a deferral during 2020 in accordance with the relief options offered in response to the COVID-19 pandemic. If applicable, these potential problem loans with an active deferral as of December 31, 2020 have been included in the table below.

As ntoed above, as a result of the COVID-19 pandemic, the Company has been offering needs based payment relief options to its customers in response to the COVID-19 pandemic. These modifications will not be accounted for as TDRs or reflected as delinquent or nonaccrual loans if the borrower was in compliance with their loan terms as of December 31, 2019. The following table summarizes active deferrals by modification type as of December 31, 2020:
Table 13 - Deferrals by Modification Type

	Deferral of Principal and Interest	Deferral of Principal Only	Deferral of Interest Only	Total Deferrals	Total Portfolio	% of Total Portfolio Deferred
	(Dollars in thousands)
Commercial and industrial	$2,300	$1,987	$1,764	$6,051	$2,103,152	0.3%
Commercial real estate (1)	14,393	149,796	—	164,189	4,727,856	3.5%
Business Banking	—	669	—	669	175,023	0.4%
Residential real estate	1,804	—	—	1,804	1,296,183	0.1%
Home equity	285	—	638	923	1,068,790	0.1%
Consumer	—	—	—	—	21,862	—%
Total active deferrals as of December 31, 2020	$18,782	$152,452	$2,402	$173,636	$9,392,866	1.8%
(1)Balances include commercial construction deferrals.

Additionally, as a result of the COVID-19 pandemic, management has also enhanced monitoring of loan portfolios in certain industries that have been or could be highly impacted. While management is unable to predict the full impact of all industries affected by the pandemic, there are assumptions as to which industries will be more greatly impacted due to social distancing and other protective measures and restrictions put in place by government and private businesses, as well as the duration of these measures and restrictions. Management has identified approximately $1.3 billion of loans within highly impacted industries, such as Accommodations, Food Services, Retail Trade, Other Services (except Public Administration), and Arts, Entertainment & Recreation. Loss exposure within these industries is mitigated by a number of factors such as collateral values, loan-to-value ratios, and other key indicators, however, some degree of credit loss is expected and has been incorporated into the allowance for credit loss recognition under the CECL model.

The table below provides total outstanding balances of commercial loans at December 31, 2020 within industries that management has deemed to be highly impacted by the COVID-19 pandemic:

Table14 - Highly Impacted COVID-19 Industries - Details

December 31, 2020
(Dollars in thousands)
Accommodations
Balance	$400,351
Average borrower loan size	$4,055
% secured by real estate	99.7%
Weighted average loan to value	54.4%
Other information:
–The accommodation portfolio consists of 68 properties representing a combination of flagged (59%) and non-flagged (41%) hotels, motels and inns.
–Properties deemed to be located in areas of leisure comprise $157.6 million, or 39% of the total accommodation portfolio.
–Approximately 89% of the balances outstanding are secured by properties located within the six New England states with the largest concentration in Massachusetts (59%).

Food Services
Balance	$136,509
Average borrower loan size	$374
% secured by real estate	65.6%
Weighted average loan to value	51.2%
Other information:
–The food services portfolio includes full-service restaurants (59%), limited service restaurants and fast food (38%), and other types of food service (caterers, bars, mobile food service 3%).

Retail Trade
Balance	$520,649
Average borrower loan size	$490
% secured by real estate	42.2%
Weighted average loan to value	55.5%
Other information:
–The retail trade portfolio consists broadly of food and beverage stores (42%), motor vehicle and parts dealers (29%), gasoline stations (13%), and all other retailers account for (16%) of the current outstanding balance.

–Collateral for these loans varies and may consist of real estate, motor vehicles inventories, other types of inventories and general business assets.

Other Services (except Public Administration)
Balance	$150,653
Average borrower loan size	$257
% secured by real estate	51.0%
Weighted average loan to value	50.8%
Other information:
–The other services portfolio consists of various for-profit and not-for-profit services diversified across religious, civic and social service organizations (41%), repair and maintenance business (31%) and personal services, including car washes, beauty salons, laundry services, funeral homes, pet care and other types of services (28%).

Arts, Entertainment, and Recreation
Balance	$99,830
Average borrower loan size	$807
% secured by real estate	84.1%
Weighted average loan to value	52.9%
Other information:
–Amusement, gambling and recreational industries make up a majority of this category (94%) and include amusement/theme parks, bowling centers, fitness centers, golf courses, marinas, and other recreational industries. Other industries including museums, performing arts, and spectator sports account for the remaining outstanding balances (6%).

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
In accordance with the CECL methodology, adopted January 1, 2020, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The model estimates expected credit losses using loan level data over the contractual life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period of one year, beyond which is a reversion to the Company's historical long-run average for a period of 6 months. The Company's qualitative assessment is structured based upon nine environmental factors impacting the expected risk of loss within the loan portfolio. Loans that do not share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that will be individually assessed, the Company uses either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable. The Company's adoption of CECL had a minimal impact on the allowance for credit losses as compared to the incurred loss methodology prescribed by previously applicable accounting guidance.
The allowance for credit losses of $113.4 million at December 31, 2020 represents an increase of $45.6 million, or 67.3%, in comparison to the implementation balances at January 1, 2020. This increase in the allowance was primarily driven by anticipated credit deterioration caused by the COVID-19 pandemic, which resulted in an elevated provision for credit losses of $52.5 million for the year ended December 31, 2020.

While management is unable to know with certainty the direct, indirect, and future impacts of the COVID-19 pandemic, it is expected that the pandemic will have a material adverse impact on future losses across a broad range of loan segments. Accordingly, the forecast used by the model was adjusted to use a more severe outlook as compared to the baseline forecast used to calculate the opening balances on January 1, 2020 as a result of the uncertainty in the outlook due to the ongoing pandemic. Additionally, the provision for credit loss recognized for the year ended December 31, 2020 reflects increased reserve allocations to loan segments identified as having an elevated loss exposure associated with the COVID-19 pandemic. The underlying assumptions related to the Company's economic forecast included items such as, unemployment increasing through mid-2022, federal funds rates holding steady near 0% until 2022 and an expectation that no sustained economic recovery will occur until 2022.

The provision for credit losses was qualitatively adjusted upward for the year ended December 31, 2020 in order to ensure coverage for highly impacted relationships as management performed detailed analysis consisting of a review of maximum levels of historic loss given default ("LGD") and stressed probability of default ("PD") scenarios for loans that were deemed to be more at risk within the industries that are highly impacted by the COVID-19 pandemic. In addition to these industry exposures, qualitative adjustments were also made in order to provide coverage over the additional risk of loss attributable to collateral values associated with non-owner occupied real estate with significant retail tenant exposure, as well as home equity loans within a junior lien position. Refer to Note 4, "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report for further details regarding the Company's adoption of CECL and full disclosures under the new standard.

The following table summarizes changes in the allowance for credit losses and other selected statistics for the periods presented:
Table 15 - Summary of Changes in the Allowance for Credit Losses

	December 31
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Average total loans	$9,239,538	$8,445,921	$6,489,910	$6,191,099	$5,670,427
Allowance for credit losses, beginning of year	$67,740	$64,293	$60,643	$61,566	$55,825
Cumulative effect accounting adjustment (1)	(1,137)	—	—	—	—
Cumulative effect accounting adjustment (2)	1,157	—	—	—	—
Charged-off loans:
Commercial and industrial	2,309	244	355	3,891	593
Commercial real estate	3,885	2,614	82	39	414
Small business	380	509	372	302	228
Residential real estate	105	—	148	207	28
Home equity	142	240	293	276	602
Other consumer	1,625	1,598	1,347	1,494	1,607
Total charged-off loans	8,446	5,205	2,597	6,209	3,472
Recoveries on loans previously charged-off
Commercial and industrial	289	1,131	182	615	859
Commercial real estate	9	152	188	385	564
Small business	33	122	46	114	195
Residential real estate	2	142	12	31	299
Home equity	210	318	156	198	141
Other consumer	1,035	787	888	993	1,080
Total recoveries	1,578	2,652	1,472	2,336	3,138
Net loans charged-off (recoveries)
Commercial and industrial	2,020	(887)	173	3,276	(266)
Commercial real estate	3,876	2,462	(106)	(346)	(150)
Small business	347	387	326	188	33
Residential real estate	103	(142)	136	176	(271)
Home equity	(68)	(78)	137	78	461
Other consumer	590	811	459	501	527
Total net loans charged-off	6,868	2,553	1,125	3,873	334
Provision for credit losses	52,500	6,000	4,775	2,950	6,075
Total allowances for credit losses, end of year	$113,392	$67,740	$64,293	$60,643	$61,566
Net loans charged-off as a percent of average total loans	0.07%	0.03%	0.02%	0.06%	0.01%
Allowance for credit losses as a percent of total loans	1.21%	0.76%	0.93%	0.95%	1.03%
Allowance for credit losses as a percent of nonperforming loans	169.59%	140.98%	141.56%	122.17%	107.24%
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

For purposes of the allowance for credit losses, management segregates the loan portfolio into the portfolio segments detailed in the table below. The allocation of the allowance for credit losses is made to each loan category using the analytical techniques and estimation methods described in this Report. While these amounts represent management’s best estimate of credit losses at the evaluation dates, they are not necessarily indicative of either the categories in which actual losses may occur or the extent of such actual losses that may be recognized within each category. Each of these loan categories possess unique risk characteristics that are considered when determining the appropriate level of allowance for each segment. The Company began estimating its allowance for credit losses in accordance with the CECL methodology as of January 1, 2020, while prior period amounts were estimated using the incurred loss methodology prescribed by previously applicable accounting guidance. The total allowance is available to absorb losses from any segment of the loan portfolio.
The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 16 - Summary of Allocation of Allowance for Credit Losses

	December 31
	2020		2019		2018		2017		2016
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Allocated Allowance
Commercial and industrial (1)	$21,086	22.4%	$17,594	15.7%	$15,760	15.8%	$13,256	14.0%	$16,921	15.0%
Commercial real estate	45,009	44.4%	32,935	45.1%	32,370	47.1%	31,453	48.9%	30,369	50.2%
Commercial construction	5,397	5.9%	6,053	6.2%	5,158	5.3%	5,698	6.3%	4,522	5.3%
Small business	5,095	1.9%	1,746	2.0%	1,756	2.4%	1,577	2.1%	1,502	2.1%
Residential real estate	14,275	13.8%	3,440	17.9%	3,219	13.4%	2,822	11.9%	2,621	10.7%
Home equity	22,060	11.4%	5,576	12.8%	5,608	15.8%	5,390	16.6%	5,238	16.5%
Other consumer	470	0.2%	396	0.3%	422	0.2%	447	0.2%	393	0.2%
Total	$113,392	100.0%	$67,740	100.0%	$64,293	100.0%	$60,643	100.0%	$61,566	100.0%
(1)Total loans in this category increased during 2020 due to loans originated as part of the PPP established by the CARES Act. These loans have been excluded from the credit loss calculations as these loans are 100% guaranteed by the U.S. Government.
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
For additional information regarding the Bank’s allowance for credit losses, see Note 1, "Summary of Significant Accounting Policies" and Note 4, "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Federal Home Loan Bank Stock    The Bank held an investment in Federal Home Loan Bank ("FHLB") of Boston, of $10.3 million and $14.4 million at December 31, 2020 and December 31, 2019, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.

Goodwill and Other Intangible Assets    Goodwill and Other Intangible Assets were $529.3 million and $535.5 million at December 31, 2020 and December 31, 2019, respectively. The decrease in 2020 is due to primarily to the amortization of definite-lived intangibles.
The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. The COVID-19 pandemic resulted in significant levels of volatility in the capital markets and presents heightened uncertainty surrounding the future impact to operations of the Company and its customers. Given these conditions, the Company identified the impact of the pandemic as a triggering event warranting interim tests for impairment as of March 31, June 30, and September 30, 2020. Accordingly, the Company performed impairment tests as of each date and determined that there was no impairment of its goodwill. No additional test for impairment was deemed warranted as of the year ended December 31, 2020. Although the Company utilizes quoted market prices when estimating fair value of the reporting unit for purposes of the quantitative impairment tests, it also considers certain qualitative factors, including the concept of a control premium, which increases the fair value as compared to market capitalization. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company also considered the impact of the COVID-19 pandemic on other intangible assets and determined that there was no indication of impairment related to other intangible assets as of December 31, 2020. For additional information regarding the goodwill and other intangible assets, see Note 7, "Goodwill and Other Intangible Assets" within the Notes to Consolidated Financial Statements included in Item 8 hereof.
    Cash Surrender Value of Life Insurance Policies    The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $200.5 million and $197.4 million at December 31, 2020 and December 31, 2019, respectively. The Company recorded tax exempt income from life insurance policies in the amounts of $5.4 million, $5.0 million, and $4.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company also recorded gains on life insurance benefits of $1.0 million, $434,000, and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Deposits    At December 31, 2020, total deposits were $11.0 billion, representing a $1.8 billion, or 20.2%, increase from the prior year-end. The increase is due primarily to a combination of funds received for PPP loans and from other government stimulus programs and a customer focus on retaining liquidity, which fueled strong growth during the twelve months ended December 31, 2020. Core deposits represented 89.6% of total deposits at December 31, 2020, and the total cost of deposits was 0.27% for the year ended December 31, 2020, representing a decrease from the prior year of 20 basis points.
    The Company also participates in the IntraFi Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market and amounted to $237.9 million and $211.2 million, at December 31, 2020 and December 31, 2019, respectively. In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the IntraFi Network, which amounted to $8.5 million and $281.8 million, at December 31, 2020 and December 31, 2019, respectively. The decline is due primarily to the maturity of brokered certificates of deposit during 2020.

The following table sets forth the maturities of the Bank’s time certificates of deposits in the amount of $100,000 or more as of December 31, 2020:
Table 17 - Maturities of Time Certificates of Deposits $100,000 and Over

	Balance	Percentage
	(Dollars in thousands)
1 to 3 months	$286,513	30.1%
4 to 6 months	271,693	28.6%
7 to 12 months	231,032	24.3%
Over 12 months	161,391	17.0%
Total	$950,629	100.0%

Borrowings    The Company's borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings decreased by $122.0 million, or 40.3%, at December 31, 2020, as compared to December 31, 2019. In relation to its funding strategy, and in light of the steady buildup of its liquidity position, the Bank used excess cash to pay down various forms of borrowings during the year, including short term borrowings held with the FHLB as well a $37.5 million pay down on a long-term line of credit.

The following table presents balances within each of the Company's major borrowing categories as of the periods indicated:
Table 18 - Components of Borrowings by Category

	December 31
	2020	2019
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$35,740	$115,748
Long-term borrowings	32,773	74,906
Junior subordinated debentures	62,851	62,848
Subordinated debentures	49,696	49,601
Total	$181,060	$303,103

See Note 9, "Borrowings" within the Notes to Consolidated Financial Statements included in Item 8 of this Report for more information regarding borrowings.
Capital Resources    The Federal Reserve Board ("Federal Reserve"), the FDIC, and other regulatory agencies have established risk-based capital guidelines for banks and bank holding companies that require banks to meet a minimum Common Equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. In addition, the Company is required to maintain a minimum capital conservation buffer of 2.5%, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. At December 31, 2020, the Company and the Bank exceeded the minimum requirements for Common Equity Tier 1 capital, Tier 1 capital, total capital, and Tier 1 leverage capital, inclusive of the capital conservation buffer. See Note 21, "Regulatory Matters" within the Notes to Consolidated Financial Statements included in Item 8 of this Report for more information regarding capital requirements.

Results of Operations

Table 19 - Summary of Results of Operations

	Years Ended December 31
	2020	2019
	(Dollars in thousands, except per share data)
Net income	$121,167	$165,175
Diluted earnings per share	$3.64	$5.03
Return on average assets	0.96%	1.52%
Return on average equity	7.13%	10.85%
Stockholders' equity as % of assets	12.89%	14.99%
Net interest margin	3.29%	4.04%

Net Interest Income    The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax-equivalent basis, net interest income was $368.7 million for the year ended December 31, 2020, representing a 6.5% decrease from net interest income of $394.1 million for the year ended December 31, 2019. The overall decrease in net interest income is due primarily to the negative impact of a lower interest rate environment and mix of interest earnings assets, partially offset by the full year impact of the BHB acquisition, which closed in the second quarter of 2019.
The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for the years ended December 31, 2020, 2019 and 2018. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Table 20 - Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31
	2020			2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$748,419	$847	0.11%	$97,028	$2,207	2.27%	$136,140	$2,676	1.97%
Securities
Securities - trading	2,481	—	—%	1,876	—	—%	1,549	—	—%
Securities - taxable investments	1,164,439	30,133	2.59%	1,176,992	32,405	2.75%	999,744	26,513	2.65%
Securities - nontaxable investments (1)	1,142	44	3.85%	1,673	66	3.95%	2,098	76	3.62%
Total securities	1,168,062	30,177	2.58%	1,180,541	32,471	2.75%	1,003,391	26,589	2.65%
Loans held for sale	44,521	1,218	2.74%	40,858	891	2.18%	5,396	159	2.95%
Loans (2)
Commercial and industrial	1,858,951	70,335	3.78%	1,321,798	74,208	5.61%	958,414	45,754	4.77%
Commercial real estate (1)	4,070,462	171,013	4.20%	3,838,526	187,902	4.90%	3,128,659	144,045	4.60%
Commercial construction	561,431	22,950	4.09%	478,865	27,263	5.69%	385,771	19,615	5.08%
Small business	171,839	9,529	5.55%	169,381	10,280	6.07%	142,850	8,362	5.85%
Total commercial	6,662,683	273,827	4.11%	5,808,570	299,653	5.16%	4,615,694	217,776	4.72%
Residential real estate	1,435,655	53,876	3.75%	1,483,831	59,375	4.00%	794,735	31,768	4.00%
Home equity	1,116,005	40,996	3.67%	1,127,425	51,164	4.54%	1,067,365	44,505	4.17%
Total consumer real estate	2,551,660	94,872	3.72%	2,611,256	110,539	4.23%	1,862,100	76,273	4.10%
Other consumer	25,195	2,055	8.16%	26,095	2,216	8.49%	12,116	952	7.86%
Total loans	9,239,538	370,754	4.01%	8,445,921	412,408	4.88%	6,489,910	295,001	4.55%
Total Interest-Earning Assets	11,200,540	402,996	3.60%	9,764,348	447,977	4.59%	7,634,837	324,425	4.25%
Cash and Due from Banks	125,896			118,295			103,911
Federal Home Loan Bank Stock	15,843			15,692			13,200
Other Assets	1,263,332			976,962			553,226
Total Assets	$12,605,611			$10,875,297			$8,305,174

Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$3,688,360	$4,413	0.12%	$3,121,120	$8,366	0.27%	$2,658,798	$5,582	0.21%
Money market	2,041,853	6,166	0.30%	1,817,394	15,135	0.83%	1,367,743	7,465	0.55%
Time certificates of deposits	1,155,399	16,754	1.45%	1,250,577	17,685	1.41%	655,983	6,948	1.06%
Total interest bearing deposits	6,885,612	27,333	0.40%	6,189,091	41,186	0.67%	4,682,524	19,995	0.43%
Borrowings
Federal Home Loan Bank borrowings	162,776	1,564	0.96%	178,658	4,438	2.48%	59,932	1,083	1.81%
Customer repurchase agreements and other short-term borrowings	—	—	—%	—	—	—%	129,890	248	0.19%
Line of credit	—	—	—%	2,673	104	3.89%	—	—	—%

Long-term borrowings	54,082	1,176	2.17%	57,270	2,073	3.62%	—	—	—%
Junior subordinated debentures	62,850	1,798	2.86%	67,581	2,388	3.53%	73,458	2,501	3.40%
Subordinated debt	49,647	2,470	4.98%	70,070	3,690	5.27%	34,705	1,709	4.92%
Total borrowings	329,355	7,008	2.13%	376,252	12,693	3.37%	297,985	5,541	1.86%
Total interest-bearing liabilities	7,214,967	34,341	0.48%	6,565,343	53,879	0.82%	4,980,509	25,536	0.51%
Noninterest-bearing demand deposits	3,386,140			2,607,763			2,252,006
Other liabilities	304,957			180,270			84,671
Total liabilities	10,906,064			9,353,376			7,317,186
Stockholders’ equity	1,699,547			1,521,921			987,988
Total liabilities and stockholders’ equity	$12,605,611			$10,875,297			$8,305,174
Net interest income (1)		$368,655			$394,098			$298,889
Interest rate spread (3)			3.12%			3.77%			3.74%
Net interest margin (4)			3.29%			4.04%			3.91%
Supplemental Information
Total deposits, including demand deposits	$10,271,752	$27,333		$8,796,854	$41,186		$6,934,530	$19,995
Cost of total deposits			0.27%			0.47%			0.29%
Total funding liabilities, including demand deposits	$10,601,107	$34,341		$9,173,106	$53,879		$7,232,515	$25,536
Cost of total funding liabilities			0.32%			0.59%			0.35%
(1)The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $927,000, $963,000 and $724,000 for 2020, 2019 and 2018, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $1.1 million, $1.7 million, and $2.1 million in 2020, 2019, and 2018, respectively, and tax exempt income relating to loans with average balances of $80.1 million, $80.0 million and $55.7 million at 2020, 2019 and 2018, respectively.
(2)Includes average nonaccruing loans.
(3)Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities.
(4)Net interest margin represents net interest income as a percentage of average interest-earning assets.

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
Table 21 - Volume Rate Analysis

	Years Ended December 31
	2020 Compared To 2019			2019 Compared To 2018			2018 Compared To 2017
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest-earning deposits, federal funds sold and short term investments	$(16,177)	$14,817	$(1,360)	$300	$(769)	$(469)	$1,119	$139	$1,258
Securities
Taxable securities	(1,926)	(346)	(2,272)	1,191	4,701	5,892	1,611	2,437	4,048
Nontaxable securities (1)	(1)	(21)	(22)	5	(15)	(10)	(13)	(46)	(59)
Total securities			(2,294)			5,882			3,989
Loans held for sale	247	80	327	(313)	1,045	732	55	12	67
Loans
Commercial and industrial	(34,030)	30,157	(3,873)	11,106	17,348	28,454	6,272	3,434	9,706
Commercial real estate	(28,243)	11,354	(16,889)	11,174	32,683	43,857	13,973	2,560	16,533
Commercial construction	(9,014)	4,701	(4,313)	2,915	4,733	7,648	2,309	919	3,228
Small business	(900)	149	(751)	365	1,553	1,918	423	794	1,217
Total commercial			(25,826)			81,877			30,684
Residential real estate	(3,571)	(1,928)	(5,499)	62	27,545	27,607	385	3,204	3,589
Home equity	(9,650)	(518)	(10,168)	4,155	2,504	6,659	4,758	1,359	6,117
Total consumer real estate			(15,667)			34,266			9,706
Total other consumer	(85)	(76)	(161)	166	1,098	1,264	(123)	131	8
Loans (1)			(41,654)			117,407			40,398
Total			$(44,981)			$123,552			$45,712
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(5,473)	$1,520	$(3,953)	$1,813	$971	$2,784	$1,758	$168	$1,926
Money market	(10,838)	1,869	(8,969)	5,216	2,454	7,670	3,016	225	3,241
Time certificates of deposits	415	(1,346)	(931)	4,439	6,298	10,737	1,870	256	2,126
Total interest-bearing deposits			(13,853)			21,191			7,293
Borrowings
Federal Home Loan Bank borrowings	(2,479)	(395)	(2,874)	1,210	2,145	3,355	(319)	17	(302)
Customer repurchase agreements and other short-term borrowings	—	—	—	—	(248)	(248)	47	(56)	(9)
Line of Credit	—	(104)	(104)	104	—	104	—	—	—
Long-term borrowings	(782)	(115)	(897)	2,073	—	2,073	—	—	—
Junior subordinated debentures	(423)	(167)	(590)	87	(200)	(113)	208	12	220
Subordinated debt	(144)	(1,076)	(1,220)	239	1,742	1,981	(2)	2	—
Total borrowings			(5,685)			7,152			(91)
Total			$(19,538)			$28,343			$7,202
Change in net interest income			$(25,443)			$95,209			$38,510
(1)The table above reflects income determined on a fully tax equivalent basis. See footnotes to Table 20 above for the related adjustments.

Provision For Credit Losses    The provision for credit losses represents the charge to expense that is required to maintain an appropriate level of allowance for credit losses. The provision for credit losses totaled $52.5 million for the year ended December 31, 2020, compared with $6.0 million for the year ended December 31, 2019. The elevated provision for credit losses for the year ended December 31, 2020 was calculated under the new CECL methodology, which was adopted as of January 1, 2020, and was driven primarily by anticipated credit losses related to the COVID-19 pandemic. The Company’s allowance for credit losses, as a percentage of total loans, was 1.21% at December 31, 2020, as compared to 0.76% at December 31, 2019. Net charge-offs for the years ended December 31, 2020 and 2019 totaled $6.9 million and $2.6 million, respectively. The increase in net charge-offs for the year ended December 31, 2020 was due primarily to charge-offs recorded on two large commercial relationships. See Note 4, "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses during the period.

Noninterest Income    The following table sets forth information regarding noninterest income for the periods shown:
Table 22 - Noninterest Income

	Years Ended December 31
			Change
	2020	2019	Amount	%
	(Dollars in thousands)
Deposit account fees	$15,121	$20,040	$(4,919)	(24.5)%
Interchange and ATM fees	15,834	22,152	(6,318)	(28.5)%
Investment management	29,432	28,719	713	2.5%
Mortgage banking income	18,948	11,454	7,494	65.4%
Increase in cash surrender value of life insurance policies	5,362	5,013	349	7.0%
Gain on life insurance benefits	1,044	434	610	140.6
Loan level derivative income	10,058	6,478	3,580	55.3%
Other noninterest income	15,641	21,004	(5,363)	(25.5)%
Total	$111,440	$115,294	$(3,854)	(3.3)%
The primary reasons for significant variances in the noninterest income categories shown in the preceding table are noted below:
Deposit account fees decreased year over year primarily due to reductions in overdraft fees as customers benefited from government stimulus payments disbursed during 2020.
Interchange and ATM fees decreased during the year reflective of the negative impact of the Durbin Amendment, which the Company became subject to effective July 1, 2020 as a result of crossing the $10 billion asset threshold. In addition there was an overall decrease in consumer spending as customers focused on retaining liquidity during the COVID-19 pandemic leading to further reduced fees.
Investment management revenue increased primarily due to growth in overall assets under administration, which grew from $4.6 billion at December 31, 2019 to $4.9 billion at December 31, 2020.
Mortgage banking income increased in comparison to the prior year primarily due to increased volume and strong demand driven by the low interest rate environment.
The increase in cash surrender value of life insurance policies was primarily due to policies obtained from the BHB acquisition, which closed in the second quarter of 2019.
The Company received proceeds on life insurance policies during 2020, resulting in gains of $1.0 million for the year ended December 31, 2020, compared to gains of $434,000 for the year ended December 31, 2019.
Loan level derivative income increased primarily as a result of higher customer demand during the year.

Other noninterest income decreased during the year, largely attributable to a one-time $3.1 million insurance recovery and a gain on the sale of residential loans of $1.4 million, each recognized in 2019. Gain on sale of fixed assets and FHLB dividend income also decreased in 2020.

Noninterest Expense    The following table sets forth information regarding noninterest expense for the periods shown:
Table 23 - Noninterest Expense

	Years Ended December 31
			Change
	2020	2019	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$152,460	$149,165	$3,295	2.2%
Occupancy and equipment	37,050	33,207	3,843	11.6%
Data processing and facilities management	6,265	6,516	(251)	(3.9)%
FDIC assessment	2,522	1,394	1,128	80.9%
Advertising	4,258	5,444	(1,186)	(21.8)%
Consulting	5,987	5,448	539	9.9%
Core deposit amortization	5,802	5,545	257	4.6%
Lease impairment	4,163	—	4,163	nm
Loss on sale of other equity investments	1,033	—	1,033	nm
Loss on sale of securities	—	1,462	(1,462)	100.0%
Loss on termination of derivatives	684	—	684	nm
Merger & acquisitions	—	26,433	(26,433)	nm
Software maintenance	7,264	5,511	1,753	31.8%
Other noninterest expense	46,344	44,196	2,148	4.9%
Total	$273,832	$284,321	$(10,489)	(3.7)%
The use of "nm" indicated that the percentage was not meaningful.
The primary reasons for significant variances in the noninterest expense categories shown in the preceding tables are noted below:
The increase in salaries and employee benefits reflects overall increases in the employee base, primarily due to the BHB acquisition which occurred on April 1, 2019, along with increases in retirement benefit costs and medical insurance costs, partially offset by decreases in incentive compensation.
Occupancy and equipment expense increases were primarily attributable to the full year impact of the acquired BHB branch network and costs attributable to the Company's infrastructure in response to the COVID-19 pandemic.
FDIC assessment expense increased during 2020 primarily due to an increase in the assessment base driven by the Company's crossing the $10 billion asset threshold. Additionally, the Company benefited from the small bank assessment credits allocated in conjunction with the Deposit Insurance Fund's attainment of a 1.38 percent reserve ratio, which resulted in no expense during the second half of 2019 and reduced expense during the first half of 2020.
Advertising expense in 2020 decreased in comparison to the prior year due primarily to the timing and scope of various marketing campaigns.
Consulting expense increased in 2020 in conjunction with the Company's overall growth, implementation of strategic initiatives and COVID-19 related projects.
During the fourth quarter of 2020, the Company recorded an impairment charge of $4.2 million reflecting accelerated lease termination costs and the write-off of leasehold improvements related to two branch closure decisions made during the quarter. There were no such impairment charges recorded during the prior year.
For the fourth quarter of 2020, the Company recognized a loss of $1.0 million on the sale of certain Small Business Investment Company ("SBIC") investment holdings that were acquired in the BHB merger in 2019. No such losses were recognized during the prior year.

In 2020, the Company recorded a $684,000 loss on the termination of a swap derivative contract with a notional amount of $100.0 million. There were no such charges recorded during the prior year.
Merger and acquisition expense in 2019 was primarily attributable to the BHB acquisition. The majority of these costs include legal, professional fees and integration costs. There were no merger and acquisition costs incurred during 2020.
Software maintenance expense increased during 2020 reflecting the Company's continued investment in its technology infrastructure.
Other noninterest expenses increased in 2020 in comparison to the prior year, primarily due to increased consultant fees, retail branch traffic control, subscription fees, defined benefit plan costs, recruitment expenses, prepayment fees on borrowings, COVID-19 related office supplies and protective equipment, which were partially offset by a reduction in the provision for unfunded commitments and sponsorships.

Income Taxes    The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 24 - Tax Provision and Applicable Tax Rates

	Years Ended December 31
	2020	2019	2018
	(Dollars in thousands)
Combined federal and state income tax provisions	$31,669	$52,933	$34,304
Effective income tax rates	20.72%	24.27%	22.00%
Blended Statutory tax rate	27.92%	27.89%	28.23%

The Company’s effective tax rate for 2020 is lower as compared to the year ago period primarily due to lower pre-tax net income, as well as the impact of discrete items, which are subject to fluctuation year over year.  The discrete tax amounts for the year ended December 31, 2020 include a benefit of $4.8 million associated with the net operating loss (NOL) carryback provision of the CARES Act.  This NOL was generated in relation to the BHB acquisition.  The effective tax rates reported in the table above are lower than the blended statutory tax rates due to the aforementioned discrete items as well as certain tax preference assets such as life insurance policies, tax exempt bonds, and federal tax credits. The Company’s blended statutory tax rate for the year ended December 31, 2020 is comparable to the year ago period.
The Company invests in various low-income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company receives tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2039, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships at December 31, 2020 was $128.8 million, of which $79.2 million has been funded. The Company recognized a net tax benefit of approximately $1.9 million for 2020 and anticipates additional net tax benefits of $18.8 million over the remaining life of the investments from the combination of tax credits and operating losses.
For additional information related to the Company's income taxes see Note 13, "Income Taxes" and Note 14, "Low Income Housing Project Investments" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report.
Dividends    The Company declared quarterly cash dividends totaling $1.84 per common share in 2020 and $1.76 per common share in 2019. The 2020 and 2019 ratio of dividends paid to earnings was 50.21% and 32.25%, respectively.
Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends of the Company will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deems appropriate.
Comparison of 2019 vs. 2018 For a discussion of our results for the year ended December 31, 2019 compared to the year ended December 31, 2018, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on February 27, 2020.

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
Credit Risk Credit risk is the possibility that customers or other counterparties may not repay loans or other contractual obligations according to their terms. While the collateral securing loans may be sufficient in some cases to recover the amount due, in other cases the Company may experience significant credit losses which could have an adverse effect on its operating results. The Company makes assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 4, "Loans, Allowance for Credit Losses and Credit Quality" within Notes to Consolidated Financial Statements included in Item 8 of this Report.
Operational Risk     Operational risk is the risk of loss from the Company’s operations due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, natural disasters, and security risks. Potential operational risk exposure exists throughout the Company. The continued effectiveness of colleagues, technical systems, operational infrastructure, and relationships with key third party service providers are integral to mitigating operations risk, and any shortcomings subject the Company to risks that vary in size, scale and scope. Operational risks include, but are not limited to, operational or technical failures, unlawful tampering with technical systems, cyber security, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of the key individuals to perform properly. Management maintains an Operational Risk Committee to assess and mitigate operational risk which contributes to periodic enterprise risk management reporting to the Board of Directors.
Compliance Risk    Compliance risk is the risk of regulatory sanctions or financial loss resulting from the failure to comply with rules and regulations issued by the various banking agencies, the SEC, the NASDAQ Stock Market, and good banking practices. Activities which may expose the Company to compliance risk include money laundering, privacy and data protection, adherence to laws and regulations, community reinvestment initiatives, and employment and tax matters. Compliance risk is mitigated through the use of written policies and procedures, staff training, and continuous monitoring of activities for adherence to policies and procedures. Management maintains a Consumer Compliance Advisory team to assess and mitigate compliance risk that contributes to periodic enterprise risk management reporting to the Board of Directors.
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
The Company quantifies its interest rate exposures using net interest income simulation models, as well as simpler gap analysis, and an Economic Value of Equity analysis. Key assumptions in these simulation analyses relate to changes in interest rates and the behavior of the Company’s deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities) and the life and sensitivity of non-maturity deposits (e.g., demand deposit, negotiable order of withdrawal, savings, and money market accounts). In the case of prepayment of mortgage assets, assumptions are derived from published dealer median prepayment estimates for comparable mortgage loans. The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, interest rate sensitivity of loans cannot be determined exactly and actual behavior may differ from assumptions.
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

The results of such scenarios are outlined in the table below:
Table 25 - Interest Rate Sensitivity

	Years Ended December 31
	2020		2019
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(1.8)%	(11.9)%	(2.7)%	(6.4)%
+100	6.0%	1.8%	2.5%	4.3%
+200	12.6%	11.5%	4.6%	8.5%
+300	19.6%	21.3%	6.6%	12.5%
+400	26.0%	30.6%	8.5%	16.4%

Gradual rate shifts (basis points)
-100 over 12 months	(0.7)%	(11.9)%	(1.0)%	(5.2)%
+200 over 12 months	5.8%	9.0%	2.1%	6.9%
+400 over 24 months	5.8%	16.1%	2.1%	8.6%

Alternative scenarios
Yield curve twist (1)	1.5%	3.0%	0.8%	4.6%
(1)In the yield curve twist scenario, rates increase 200 basis points over a two year horizon. The parallel shift occurs faster on the long end of the curve than it does on the short end, creating a temporary increase in the steepness of the curve during the interim period of the twist.

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

The most significant factors affecting market risk exposure of the Company’s net interest income for the year ended December 31, 2020 were the shape of the U.S. Government securities and interest rate swap yield curve, the absolute level of U.S. prime interest rate and LIBOR rates, and the interest rates being offered on long-term fixed rate loans. Additionally, the full economic impact of the COVID-19 pandemic on these factors remains uncertain.
The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by using interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from the other party. Interest rate caps and floors are agreements where one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. Additionally, the Company may manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts. In an effort to mitigate that risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. See Note 12,"Derivatives and Hedging Activities" within Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information regarding the Company’s derivative financial instruments.
The Company’s earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines. See Note 3, "Securities" within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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
Management maintains an Asset Liability Committee to manage liquidity risk. The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB, less short-term liabilities relative to total assets, was within policy limits at December 31, 2020. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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
Borrowing capacity at the FHLB and the Federal Reserve is impacted by the amount and type of assets available to be pledged. For example, a prime, one-to-four family, residential loan, may provide 75 cents of borrowing capacity for every $1.00 pledged, whereas a commercial loan may provide a lower amount. As a result, the Company’s lending decisions can also affect its liquidity position.
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
The table below shows current and unused liquidity capacity from various sources at the dates indicated:
Table 26 - Sources of Liquidity

	December 31
	2020		2019
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank borrowings (1)	$35,740	$1,372,671	115,748	1,557,559
Federal Reserve Bank of Boston (2)	—	1,355,809	—	954,748
Unpledged securities	—	716,961	—	790,304
Line of Credit	—	50,000	—	50,000
Long-term borrowings (3)	32,773	—	74,906	—
Junior subordinated debentures (3)	62,851	—	62,848	—
Subordinated debt (3)	49,696	—	49,601	—
Reciprocal deposits (3)	237,902	—	211,213	—
Brokered deposits (3)	8,538	—	281,573	—
	$427,500	$3,495,441	$795,889	$3,352,611
(1)Loans with a carrying value of $2.1 billion and $2.5 billion at December 31, 2020 and 2019, respectively, have been pledged to the Federal Home Loan Bank of Boston resulting in this additional borrowing capacity.
(2)Loans with a carrying value of $1.9 billion and $1.5 billion at December 31, 2020 and 2019, respectively, have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.
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

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments
The Company has entered into contractual obligations, commitments, residential loans sold with recourse and other off-balance sheet financial instruments. The amounts below assume the contractual obligations and commitments will run through the end of the applicable term and, as such, do not include early termination fees or penalties where applicable. The following tables summarize the Company’s contractual obligations, other commitments, contingencies, loans sold with recourse and off-balance sheet financial instruments at December 31, 2020:

Table 27 - Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments by Maturity

	Payments Due — By Period
Contractual Obligations, Commitments and Contingencies	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years (2)
	(Dollars in thousands)
FHLB advances (1)	$35,740	$35,042	$—	$—	$698
Junior subordinated debentures (1)	62,888	—	—	—	62,888
Subordinated debt (1)	50,000	—	—	—	50,000
Long term borrowings	32,773	18,750	14,023	—	—
Time certificates of deposits	950,629	789,237	130,466	30,926	—
All other deposits with no maturity	10,042,541	—	—	—	10,042,541
Loan exposures with recourse	303,265	—	—	—	303,265
Lease obligations	60,108	16,083	19,494	13,339	11,192
Vendor contracts and other obligations	45,323	16,071	23,620	5,632
Retirement benefit obligations (3)	46,850	1,017	2,134	3,492	40,207
Low income housing project investments unfunded commitments	49,586	30,276	18,886	181	243
Total Contractual Obligations	$11,679,703	$906,476	$208,623	$53,570	$10,511,034

	Amount of Commitment Expiring — By Period
Off-Balance Sheet Financial Instruments	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years (2)
	(Dollars in thousands)
Commitments to extend credit	$3,301,691	$275,023	$222,955	$155,184	$2,648,529
Standby letters of credit	20,686	1,040	5,665	2,072	11,909
Mortgage derivatives - notional value	298,021	298,021	—	—	—
Interest rate swaps - notional value	925,000	50,000	575,000	300,000	—
Customer-related positions
Foreign exchange contracts - notional value	92,857	87,557	5,300	—	—
Loan level interest rate swaps - notional value	1,698,730	102,999	225,752	426,534	943,445
Risk participation agreements - notional value	185,646	$6,721	$62,396	$31,845	$84,684
Total Commitments	$6,522,631	$821,361	$1,097,068	$915,635	$3,688,567
(1)The Company has hedged certain short-term borrowings and variable rate junior subordinated debentures, effectively converting the borrowings to a fixed rate. Amounts maturing represent contractual amounts due and do not include any issuance costs, which may be presented on a net basis in the financial statements.
(2)Items with no maturity are presented in the table in the after five years category.
(3)Retirement benefit obligations include expected contributions to the Company’s frozen pension plan, post retirement plans and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2020 - June 30, 2021 and reflect only the expected minimum required contribution. Contributions beyond this plan year cannot be quantified as they will be determined based upon the return on the investments in the plan and the discount rate used to quantify the liability. Expected contributions for the post retirement plans and supplemental executive retirement plans include obligations that are payable over the life of the participants.

Impact of Inflation and Changing Prices
The consolidated financial statements and related notes thereto presented in Item 8 of this Report have been prepared in accordance with GAAP which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
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
Allowance for Credit Losses - Loans Held for Investment     The Company estimates the allowance for credit losses in accordance with the current expected credit loss ("CECL") methodology for loans measured at amortized cost. The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses. Arriving at an appropriate amount of allowance for credit losses involves a high degree of judgment.
The Company estimates credit losses on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. Management's judgement is required for the selection and application of these factors which are derived from historical loss experience as well as assumptions surrounding expected future losses and economic forecasts.
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
The allowance for credit losses is increased by the provision for credit losses and by recoveries of loans previously charged off. Loan losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. For additional discussion of the Company’s methodology of assessing the appropriateness of the allowance for credit losses, see Note 4, "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to Consolidated Financial Statements included in Item 8 of this Report.
Income Taxes    The Company accounts for income taxes using two components of income tax expense, current and deferred.  Current taxes represent the net estimated amount due to or to be received from taxing authorities in the current year.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, and carry-forwards that exist at the end of a period. Deferred tax assets and liabilities are measured using enacted tax rates and provisions of the enacted tax law and are not discounted to reflect the time-value of money.  The effect of any change in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are assessed for recoverability and the Company may record a valuation allowance if it believes based on available evidence that it is more likely than not that the deferred tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company may record a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns. Additionally, deferred tax assets and liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information. The Company may also record an unrecognized tax benefit related to uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. All movements in unrecognized tax benefits are recognized through the provision for income taxes. Taxes are discussed in more detail in Note 13, "Income Taxes" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report.
Valuation of Goodwill/Intangible Assets and Analysis for Impairment The Company has increased its market share through the acquisition of entire financial institutions accounted for under the acquisition method of accounting, as well as from the acquisition of branches (not the entire institution) and other nonbanking entities. For all acquisitions, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques, which may include the use of third party specialists. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, a quantitative impairment test is performed to compare carrying value to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The quantitative impairment test was performed as of March 31, June 30 and September 30, 2020 in response to the COVID-19 pandemic, and the Company determined that no impairment of goodwill existed as of each testing date. No additional test for impairment was deemed warranted as of the year ended December 31, 2020. The Company’s goodwill relates to acquisitions that are fully integrated into the retail banking operations, which management does not consider to be at risk of failing step one in the near future. The Company’s other intangible assets are subject to amortization and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When applicable, the Company tests each of the other intangibles by comparing the carrying value of the intangible to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company also considered the impacts of the COVID-19 pandemic on other intangible assets and determined that there was no indication of impairment related to other intangible assets as of December 31, 2020.
Valuation of Investment Securities Securities that the Company has the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Trading and equity securities are carried at fair value, with unrealized gains and losses recorded in other noninterest income. All other securities are classified as securities available-for-sale and are carried at fair market value. The fair values of securities are based on either quoted market price or third party pricing services. In general, the third-party pricing services employ various methodologies, including but not limited to, broker quotes and proprietary models. Management does not typically adjust the prices received from third-party pricing services. Depending upon the type of security, management employs various techniques to analyze the pricing it receives from third-parties, such as reviewing model inputs, reviewing comparable trades, analyzing changes in market yields and, in certain instances, reviewing the underlying collateral of the security. Management reviews changes in fair values from period to period and performs testing to ensure that the prices received from the third parties are consistent with their expectation of the market.
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
Allowance for Credit Losses - Available for Sale Securities The Company estimates an allowance for credit losses on available for sale securities in accordance with the CECL methodology. For any holdings in an unrealized loss position, management will first evaluate whether there is intent to sell, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will establish an allowance for credit losses, limited by the amount that the amortized cost basis exceeds fair value, as determined by a discounted cash flow analysis. For those available for sale securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. Federal Government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, the security will be written down to fair value, as determined by a discounted cash flow analysis. Once an allowance for credit losses is established, management will reassess credit loss estimates at each reporting date, with subsequent changes in the estimated allowance recorded as credit loss expense, or reversal of credit loss expense. The allowance may not be reversed to a negative amount and is limited by the amount that amortized cost exceeds fair value.
Allowance for Credit Losses - Held to Maturity Securities The Company estimates an allowance for credit losses on held to maturity securities in accordance with the CECL methodology. Securities in this portfolio are charged-off against the allowance for credit losses when deemed uncollectible by management. When applicable, adjustments to the allowance are reported in the Company's income statement as a component of credit loss expense. For held to maturity securities, the Company measures expected credit losses on a collective basis by major security type. Management classifies the held-to-maturity portfolio into the following major security types: U.S. Government Agency, U.S. Treasury, Agency Mortgage-Backed Securities, Agency Collateralized Mortgage Obligations, Small Business Administration Pooled Securities, and Single Issuer Trust Preferred Securities. Securities in the Company's held to maturity portfolio are guaranteed by either the U.S. Federal Government or other government sponsored agencies with a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore does not estimate an allowance for credit losses on these securities.
For additional discussion of the Company’s methodology of assessing the adequacy of the allowance for credit losses for its security portfolios, see Note 3, "Securities" within the Notes to Consolidated Financial Statements included in Item 8 of this Report.
Recent Accounting Developments
See Note 1, "Summary of Significant Accounting Policies" within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management" in Item 7 of this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Independent Bank Corp. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-13

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments. See below for discussion of our related critical audit matter.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses
Description of the matter
As discussed above and in Note 1 to the consolidated financial statements, on January 1, 2020, the Company adopted ASU 2016-13, which changed the method of accounting for credit losses, referred to as the current expected credit losses ("CECL") methodology. The Company’s loan portfolio totaled $9.4 billion as of December 31, 2020, and the associated allowance for credit losses (“allowance”) was $113.4 million. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company estimates the allowance on a collective basis for loans sharing similar risk characteristics using a quantitative model based on probability of default, loss given default and exposure at default estimates, which are derived from internal historical default and loss experience, adjusted for economic forecasts. The output is then combined with an assessment of qualitative factors, including economic and business conditions, changes to collateral values and other external factors, which factors are designed to address forecast risk and model risk inherent in the quantitative model output.

Auditing the Company’s allowance for credit losses was complex due to the quantitative modeling used and involved subjective judgment to evaluate management’s determination of the qualitative risk factor adjustments described above.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s allowance process, which included, among others, controls over the appropriateness of the methodology, the development, operation and monitoring of the quantitative model, the reliability and accuracy of data used in developing the estimate, and management’s review and approval process over the economic forecasts, qualitative adjustments and overall allowance result.

With the assistance of EY Specialists we tested management’s quantitative model including evaluating the conceptual soundness of model methodology, assessing model performance and governance, and testing key modeling assumptions, including the reasonable and supportable forecast period. We also compared the underlying economic forecast data used to estimate the quantitative reserve to external sources to determine whether it was reasonable.

To test the qualitative factors, among other procedures, we assessed management’s methodology and considered whether relevant risks were reflected in the models and whether adjustments to the model output were appropriate. We tested the completeness, accuracy and relevance of the underlying data used to estimate the qualitative adjustments. We evaluated whether qualitative adjustments were reasonable based on changes in economic conditions, the loan portfolio, management’s policies and procedures, and lending personnel. For example, we evaluated the reasonableness of qualitative adjustments for economic and business conditions, changes to collateral values and other external factors. We also assessed whether qualitative adjustments were consistent with publicly available information. Further, we performed an independent search for the existence of new or contrary information relating to risks impacting the qualitative adjustments to validate that management’s considerations were appropriate. Additionally, we evaluated whether the overall allowance, inclusive of qualitative adjustments, appropriately reflected losses expected in the loan portfolio by comparing to peer bank data.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2009
Boston, Massachusetts
February 26, 2021

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2020	2019
Assets
Cash and due from banks	$169,460	$114,686
Interest-earning deposits with banks	1,127,176	36,288
Securities
Trading	2,838	2,179
Equities	22,107	21,261
Available for sale (amortized cost $395,453 and $420,703	412,860	426,424
Held to maturity (fair value $752,177 and $753,263)	724,512	740,806
Total securities	1,162,317	1,190,670
Loans held for sale (at fair value)	58,104	33,307
Loans
Commercial and industrial	2,103,152	1,395,036
Commercial real estate	4,173,927	4,002,359
Commercial construction	553,929	547,293
Small business	175,023	174,497
Residential real estate	1,296,183	1,590,569
Home equity - first position	633,142	649,255
Home equity - subordinate positions	435,648	484,543
Other consumer	21,862	30,087
Total loans	9,392,866	8,873,639
Less: allowance for credit losses	(113,392)	(67,740)
Net loans	9,279,474	8,805,899
Federal Home Loan Bank stock	10,250	14,424
Bank premises and equipment, net	116,393	123,674
Goodwill	506,206	506,206
Other intangible assets	23,107	29,286
Cash surrender value of life insurance policies	200,525	197,372
Other assets	551,289	343,353
Total assets	$13,204,301	$11,395,165
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$3,762,306	$2,662,591
Savings and interest checking accounts	4,047,332	3,232,909
Money market	2,232,903	1,856,552
Time certificates of deposit of $100,000 and over	525,424	663,645
Other time certificates of deposits	425,205	731,670
Total deposits	10,993,170	9,147,367
Borrowings
Federal Home Loan Bank borrowings	35,740	115,748
Long-term borrowings (less unamortized debt issuance costs of $40 and $94)	32,773	74,906
Junior subordinated debentures (less unamortized debt issuance costs of $37 and $40)	62,851	62,848
Subordinated debentures (less unamortized debt issuance costs of $304 and $399)	49,696	49,601
Total borrowings	181,060	303,103
Other liabilities	327,386	236,552
Total liabilities	11,501,616	9,687,022
Commitments and contingencies	—	—
Stockholders' Equity
Preferred stock, $0.01 par value; authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value; authorized: 75,000,000 shares, issued and outstanding: 32,965,692 shares at December 31, 2020 and 34,377,388 shares at December 31, 2019 (includes 135,205 and 147,184 shares of unvested participating restricted stock awards, respectively)	328	342
Value of shares held in rabbi trust at cost: 84,126 shares at December 31, 2020 and 143,820 shares at December 31, 2019	(3,066)	(4,735)
Deferred compensation obligation	3,066	4,735
Additional paid in capital	945,638	1,035,450
Retained earnings	716,024	654,182
Accumulated other comprehensive income, net of tax	40,695	18,169
Total stockholders' equity	1,702,685	1,708,143
Total liabilities and stockholders' equity	$13,204,301	$11,395,165
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2020	2019	2018
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans	$369,836	$411,460	$294,293
Taxable interest and dividends on securities	30,133	32,405	26,513
Nontaxable interest and dividends on securities	35	51	60
Interest on loans held for sale	1,218	891	159
Interest on federal funds sold and short-term investments	847	2,207	2,676
Total interest and dividend income	402,069	447,014	323,701
Interest expense
Interest on deposits	27,333	41,186	19,995
Interest on borrowings	7,008	12,693	5,541
Total interest expense	34,341	53,879	25,536
Net interest income	367,728	393,135	298,165
Provision for credit losses	52,500	6,000	4,775
Net interest income after provision for credit losses	315,228	387,135	293,390
Noninterest income
Deposit account fees	15,121	20,040	18,327
Interchange and ATM fees	15,834	22,152	18,916
Investment management	29,432	28,719	26,155
Mortgage banking income	18,948	11,454	4,071
Increase in cash surrender value of life insurance policies	5,362	5,013	4,060
Gain on life insurance benefits	1,044	434	1,463
Loan level derivative income	10,058	6,478	2,373
Other noninterest income	15,641	21,004	13,140
Total noninterest income	111,440	115,294	88,505
Noninterest expenses
Salaries and employee benefits	152,460	149,165	124,328
Occupancy and equipment expenses	37,050	33,207	27,098
Data processing & facilities management	6,265	6,516	5,125
FDIC assessment	2,522	1,394	2,774
Advertising expense	4,258	5,444	4,942
Consulting expense	5,987	5,448	3,891
Core deposit amortization	5,802	5,545	2,344
Lease impairment	4,163	—	—
Loss on sale of other equity investments	1,033	—	—
Loss on sale of securities	—	1,462	—
Loss on termination of derivatives	684	—	—
Merger and acquisition expense	—	26,433	11,168
Software maintenance	7,264	5,511	4,202
Other noninterest expenses	46,344	44,196	40,097
Total noninterest expenses	273,832	284,321	225,969
Income before income taxes	152,836	218,108	155,926
Provision for income taxes	31,669	52,933	34,304
Net Income	$121,167	$165,175	$121,622
Basic earnings per share	$3.64	$5.03	$4.41
Diluted earnings per share	$3.64	$5.03	$4.40
Weighted average common shares (basic)	33,259,643	32,810,433	27,592,380
Common share equivalents	25,646	45,801	61,428
Weighted average common shares (diluted)	33,285,289	32,856,234	27,653,808
Cash dividends declared per common share	$1.84	$1.76	$1.52
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2020	2019	2018
	(Dollars in thousands)
Net income	$121,167	$165,175	$121,622
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	8,857	10,345	(4,501)
Net change in fair value of cash flow hedges	16,797	10,331	4,829
Net change in other comprehensive income for defined benefit postretirement plans	(3,128)	(1,334)	1,558
Total other comprehensive income	22,526	19,342	1,886
Total comprehensive income	$143,693	$184,517	$123,508

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except per share data)
Balance December 31, 2017	27,450,190	$273	$(4,590)	$4,590	$479,430	$465,937	$(1,831)	$943,809
Opening balance reclassification (1)	—	—	—	—	—	397	(397)	—
Cumulative effect accounting adjustment (2)	—	—	—	—	—	831	(831)	—
Net income	—	—	—	—	—	121,622	—	121,622
Other comprehensive income	—	—	—	—	—	—	1,886	1,886
Common dividend declared ($1.52per share)	—	—	—	—	—	(42,051)	—	(42,051)
Common stock issued for acquisition	528,353	5	—	—	42,469	—	—	42,474
Proceeds from exercise of stock options, net of cash paid	23,195	—	—	—	184	—	—	184
Stock based compensation	—	—	—	—	4,225	—	—	4,225
Restricted stock awards issued, net of awards surrendered	43,383	1	—	—	(1,372)	—	—	(1,371)
Shares issued under direct stock purchase plan	35,287	—	—	—	2,712	—	—	2,712
Deferred compensation and other retirement benefit obligations	—	—	(128)	128	—	—	—	—
Balance December 31, 2018	28,080,408	$279	$(4,718)	$4,718	$527,648	$546,736	$(1,173)	$1,073,490
Net income	—	—	—	—	—	165,175	—	165,175
Other comprehensive income	—	—	—	—	—	—	19,342	19,342
Common dividend declared ($1.76 per share)	—	—	—	—	—	(57,729)	—	(57,729)
Common stock issued for acquisition	6,166,010	61	—	—	499,632	—	—	499,693
Proceeds from exercise of stock options, net of cash paid	14,646	—	—	—	281	—	—	281
Stock based compensation	—	—	—	—	4,403	—	—	4,403
Restricted stock awards issued, net of awards surrendered	50,080	1	—	—	(1,464)	—	—	(1,463)
Shares issued under direct stock purchase plan	66,244	1	—	—	4,950	—	—	4,951
Deferred compensation and other retirement benefit obligations	—	—	(17)	17	—	—	—	—
Balance December 31, 2019	34,377,388	$342	$(4,735)	$4,735	$1,035,450	$654,182	$18,169	$1,708,143
Cumulative effect accounting adjustment (3)	—	—	—	—	—	1,553	—	1,553
Net income	—	—	—	—	—	121,167	—	121,167
Other comprehensive income	—	—	—	—	—	—	22,526	22,526
Common dividend declared ($1.84 per share)	—	—	—	—	—	(60,878)	—	(60,878)
Proceeds from exercise of stock options, net of cash paid	8,873	—	—	—	197	—	—	197
Stock based compensation	—	—	—	—	4,123	—	—	4,123
Restricted stock awards issued, net of awards surrendered	47,182	1	—	—	(1,188)	—	—	(1,187)
Shares issued under direct stock purchase plan	32,249	—	—	—	2,132	—	—	2,132
Shares repurchased under share repurchase program	(1,500,000)	(15)	—	—	(95,076)	—	—	(95,091)
Deferred compensation and other retirement benefit obligations	—	—	1,669	(1,669)	—	—	—	—
Balance December 31, 2020	32,965,692	$328	$(3,066)	$3,066	$945,638	$716,024	$40,695	$1,702,685

(1)Represents adjustment needed to reflect the cumulative impact on retained earnings for reclassification of the income tax effects attributable to accumulated other comprehensive income, as a result of the Tax Cuts and Jobs Act of 2017. Pursuant to the Company's adoption of Accounting Standards Update 2018-02, the Company has elected to reclassify amounts stranded in other comprehensive income to retained earnings.
(2)Represents adjustment needed to reflect the cumulative impact on retained earnings for the classification and measurement of investments in equity securities. Pursuant to the Company's adoption of Accounting Standards Update 2016-01, the Company's investments in equity securities will no longer be classified as available for sale, therefore the Company was required to reclassify the net unrealized gain recognized on the change in fair value of these equity securities from other comprehensive income to retained earnings.
(3)Represents adjustment needed to reflect the cumulative impact on retained earnings pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment presented includes $1.1 million ($817,000, net of tax) attributable to the change in accounting methodology for estimating the allowance for credit losses and $1.0 million ($736,000, net of tax) related to the reserve for unfunded commitments resulting from the Company's adoption of the standard. Amount shown in the table above is presented net of tax.
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2020	2019	2018
	(Dollars in thousands)
Cash flow from operating activities
Net income	$121,167	$165,175	$121,622
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,262	19,439	15,629
Change in unamortized net loan costs and premiums	(13,412)	(10,086)	365
Provision for credit losses	52,500	6,000	4,775
Deferred income tax expense (benefit)	(17,506)	10,594	(4,497)
Net (gain) loss on equity securities	(528)	(1,566)	1,225
Net loss on sale of securities	—	1,462	—
Net (gain) loss on bank premises and equipment	372	(474)	(1,126)
Lease impairment	4,163	—	—
Loss on termination of derivatives	684	—	—
Net loss on other real estate owned and foreclosed assets	—	401	112
Realized gain on sale leaseback transaction	(578)	(578)	(730)
Stock based compensation	4,123	4,403	4,225
Increase in cash surrender value of life insurance policies	(5,362)	(5,013)	(4,060)
Gain on life insurance benefits	(1,044)	(434)	(1,463)
Operating lease payments	(11,936)	(10,669)	—
Change in fair value on loans held for sale	(1,296)	(822)	51
Net change in:
Trading assets	(659)	(675)	(180)
Loans held for sale	(23,501)	59,932	(1,714)
Other assets	(145,953)	(39,850)	503
Other liabilities	76,140	19,283	7,100
Total adjustments	(56,531)	51,347	20,215
Net cash provided by operating activities	64,636	216,522	141,837
Cash flows provided by (used) in investing activities
Proceeds from sales of equity securities	—	1,461	5,752
Purchases of equity securities	(803)	(711)	(6,315)
Proceeds from sales of securities available for sale	—	45,863	—
Proceeds from maturities and principal repayments of securities available for sale	108,893	51,104	82,418
Purchases of securities available for sale	(84,156)	(68,677)	(78,990)
Proceeds from maturities and principal repayments of securities held to maturity	261,705	126,991	82,355
Purchases of securities held to maturity	(244,718)	(59,967)	(195,538)
Net redemption (purchases) of Federal Home Loan Bank stock	4,174	18,896	(2,376)
Investments in low income housing projects	(17,858)	(10,052)	(3,434)
Purchases of life insurance policies	(164)	(163)	(164)
Proceeds from life insurance policies	3,417	3,162	2,850
Net (increase) decrease in loans	(511,526)	27,816	(258,633)
Net cash paid in business combinations	—	(105,264)	(6,906)
Purchases of bank premises and equipment	(12,586)	(16,583)	(11,106)
Proceeds from the sale of bank premises and equipment	6,095	3,796	2,189
Payments on early termination of hedging relationship	(684)	—	—
Proceeds from the sale of other real estate owned and foreclosed assets	—	2,488	387
Net cash provided by (used in) investing activities	(488,211)	20,160	(387,511)
Cash flows provided by (used in) financing activities
Net decrease in time deposits	(444,276)	(45,272)	(1,430)
Net increase (decrease) in other deposits	2,290,489	(160,637)	280,017
Net proceeds from (repayments of) short-term Federal Home Loan Bank borrowings	(45,000)	(132,046)	67,046
Repayments of long-term Federal Home Loan Bank borrowings	(35,000)	(25,000)	(2,475)
Net decrease in customer repurchase agreements	—	—	(21,503)
Proceeds from line of credit, net of issuance costs	—	49,980	—
Repayment of line of credit, net of issuance costs	—	(49,980)	—

Proceeds from (repayments of) long-term debt, net of issuance costs	(42,187)	74,867	—
Repayments of junior subordinated debentures, net of issuance costs	—	(13,329)	—
Proceeds from subordinated debentures, net of issuance costs	—	49,526	—
Repayments of subordinated debentures, net of issuance costs	—	(34,767)	—
Net proceeds from exercise of stock options	197	281	184
Restricted stock awards issued, net of awards surrendered	(1,187)	(1,463)	(1,371)
Proceeds from shares issued under direct stock purchase plan	2,132	4,951	2,712
Payments for shares repurchased under direct stock purchase plan	(95,091)	—	—
Common dividends paid	(60,840)	(53,274)	(40,167)
Net cash provided by (used in) financing activities	1,569,237	(336,163)	283,013
Net increase (decrease) in cash and cash equivalents	1,145,662	(99,481)	37,339
Cash and cash equivalents at beginning of year	150,974	250,455	213,116
Cash and cash equivalents at end of period	$1,296,636	$150,974	$250,455
Cash paid during the year for
Interest on deposits and borrowings	$36,739	$49,704	$25,337
Income taxes	$48,240	$39,575	$27,809
Supplemental schedule of noncash investing and financing activities
Net increase in capital commitments relating to low income housing project investments	$32,477	$36,543	$2,833
Transfer of customer repurchase agreements to deposits	$—	$—	141,176
Initial recognition of operating leases upon adoption of Accounting Standards Update 2016-02 (1)	$—	$32,777	—
Recognition of operating lease at commencement	$8,646	$14,951	—
In conjunction with the Company's acquisitions, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$—	$499,693	$42,474
Fair value of assets acquired, net of cash acquired	$—	$2,711,067	$362,286
Fair value of liabilities assumed	$—	$2,106,110	$312,906
(1)Represents adjustment needed to reflect the opening balance of the Company's Right of Use ("ROU") assets and lease liabilities pursuant to the adoption of Accounting Standards Update 2016-02 effective January 1, 2019. Upon adoption, the Company recognized on its balance sheet ROU assets of approximately 32.8 million, with a corresponding operating lease liability of approximately 34.1 million, with an adjustment to remove the Company's existing deferred rent liability of approximately 1.3 million.
The accompanying notes are an integral part of these consolidated financial statements.
INDEPENDENT BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Independent Bank Corp. (the "Company") is a bank holding company, the principal subsidiary of which is Rockland Trust Company ("Rockland Trust" or the "Bank"). Rockland Trust is a state-chartered commercial bank, which as of December 31, 2020, operates ninety-six full service and two limited service retail branches, sixteen commercial banking centers, ten investment management offices and eight mortgage lending centers located in Eastern Massachusetts, Greater Boston, the South Shore, the Cape and Islands, as well as in Worcester County and Rhode Island. Rockland Trust deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area. Rockland Trust is a community-oriented commercial bank, and the community banking business is the Company's only reportable operating segment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for expected credit losses on loans held for investment, income taxes, valuation and allowance for expected credit losses on investment securities, as well as valuation of goodwill and other intangibles and their respective analyses of impairment.
Significant Concentrations of Credit Risk
The vast majority of the Bank’s lending activities are conducted in Massachusetts and Rhode Island. The Bank originates commercial and industrial loans, commercial and residential real estate loans, including construction loans, small business loans, home equity loans, and other consumer loans for its portfolio. The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure which includes direct, indirect or contingent obligations to a borrower, an affiliated group of borrowers or a nonaffiliated group of borrowers engaged in one industry, exceeds 25% of the Bank’s tier one capital.
Loans originated by the Bank to lessors of nonresidential buildings represented 17.1% and 17.5% of the total loan portfolio at December 31, 2020 and 2019, respectively. Within this concentration category, the Company believes it is well diversified among collateral property types and tenant industries.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents may include cash on hand, amounts due from banks, inclusive of interest-earning deposits held at banks, and federal funds sold. Generally, federal funds are sold for up to two week periods.
Securities
Investment securities are classified at the time of purchase as available for sale, held to maturity, trading, or equity. Classification is constantly re-evaluated for consistency with corporate goals and objectives. Trading and equity securities are recorded at fair value with subsequent changes in fair value recorded in earnings. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity or trading are classified as available for sale and recorded at fair value, with changes in fair value excluded from earnings and reported in other comprehensive income, net of related tax. Purchase premiums and discounts are recognized in interest income, using the interest method, to arrive at periodic interest income at a constant effective yield, thereby reflecting the securities market yield. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Such gains and losses are recognized within non-interest income or non-interest expense within the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued interest receivable balances are excluded from the amortized cost of held to maturity securities and the fair value of available for sale securities and are included within other assets on the Consolidated Balance Sheets. Management has elected not to measure an allowance for credit losses on these balances as the Company employs a timely write-off policy. It is the Company's policy that a security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent, and interest earned but not collected for a security placed on non-accrual is reversed against interest income.
Prior to the Company's adoption of the current expected credit loss ("CECL") standard, declines in the fair value of held to maturity and available for sale securities below their amortized cost deemed to be OTTI were written down to fair value as determined by a cash flow analysis. To the extent the estimated cash flows did not support the amortized cost, the deficiency was considered to be due to credit loss and recognized in earnings. Unless the Company intended to sell the security, or if it was more likely than not that the Company would be required to sell the debt security before its anticipated recovery, the remainder of the OTTI charge was considered to be due to other factors, such as liquidity or interest rates, and thus was not recognized in earnings, but rather through other comprehensive income, net of related tax. The Company evaluated individual securities that had fair values below cost for six months or longer, or for a shorter period of time if considered appropriate by management, to determine if the decline in fair value was other-than-temporary. Consideration was given to the obligor of the security, whether the security was guaranteed, whether there was a projected adverse change in cash flows, the liquidity of the security, the type of security, the capital position of security issuers, and payment history of the security, amongst other factors when evaluating such securities.
Allowance for Credit Losses - Available for Sale Securities
The Company's available for sale securities are carried at fair value and assessed for estimated credit losses in accordance with the current expected credit loss ("CECL") methodology. For available for sale securities in an unrealized loss position, management will first evaluate whether there is intent to sell, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security's amortized cost basis to fair value through income. For those available for sale securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. Federal Government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, the security will be written down to fair value, as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings.
Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the uncollectibility of a security is confirmed, or when either of the aforementioned criteria surrounding intent or requirement to sell have been met.
Allowance for Credit Losses - Held to Maturity Securities
The Company measures expected credit losses on held to maturity securities on a collective basis by major security type in accordance with the CECL methodology. Management classifies the held to maturity portfolio into the following major security types: U.S. Government Agency, U.S. Treasury, Agency Mortgage-Backed Securities, Agency Collateralized Mortgage Obligations, Small Business Administration Pooled Securities, and Single Issuer Trust Preferred Securities. Securities in the Company's held to maturity portfolio are primarily guaranteed by either the U.S. Federal Government or other government sponsored agencies with a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore does not estimate an allowance for credit losses on these securities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans Held for Investment
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
Allowance for Credit Losses - Loans Held for Investment
The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost. Credit losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. Subsequent recoveries, if any, are credited to the allowance.
Under the CECL methodology, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The quantitative model utilizes a factor based approach to estimate expected credit losses using Probability of Default ("PD"), Loss Given Default ("LGD") and Exposure at Default ("EAD"), which are derived from internal historical default and loss experience. The model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the Company's historical long-run average. Management has determined a reasonable and supportable period of 12 months, and a straight line reversion period of 6 months, to be appropriate for purposes of estimating expected credit losses. The qualitative risk factors impacting the expected risk of loss within the portfolio include the following:
•Lending policies and procedures
•Economic and business conditions
•Nature and volume of loans
•Changes in management

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•Changes in credit quality
•Changes in loan review system
•Changes to underlying collateral values
•Concentrations of credit risk
•Model imprecision
•Other external factors
Loans that do not share similar risk characteristics with any pools of assets are subject to individual evaluation and are removed from the collectively assessed pools to avoid double counting. For the loans that are individually evaluated, the Company uses either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable.
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
In the ordinary course of business, the Company enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for credit losses. The reserve for unfunded lending commitments is included in other liabilities on the Consolidated Balance Sheets.

Acquired Loans
Prior to its adoption of CECL, and under legacy GAAP, the Company maintained a portfolio of acquired loans, which, at acquisition, were recorded at fair value with no carryover of the allowance for credit losses. Acquired loans were also reviewed to determine if the loan had evidence of deterioration in credit quality and also if it was probable, at acquisition, that all contractually required payments would not be collected. Loans meeting such criteria were deemed to be purchased credit impaired ("PCI") loans. Under the accounting model for PCI loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield", was accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans were not subject to classification as nonaccrual in the same manner as originated loans. Rather, acquired PCI loans were generally considered to be accruing loans because their interest income related to the accretable yield recognized and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the "nonaccretable difference", included estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Federal Home Loan Bank Stock
The Company, as a member of the Federal Home Loan Bank ("FHLB") of Boston, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. The Company continually reviews its investment to determine if impairment exists. The Company reviews recent public filings, rating agency analysis and other factors when making its determination.
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
Goodwill and Other Intangible Assets
The Company adopted ASC Topic 350 "Intangibles - Goodwill and Other" Update No. 2017-04 on January 1, 2020, and as previously disclosed, there was no material impact to the financial statements. Goodwill represents the excess of the purchase price over the net fair value of acquired businesses. Goodwill is not amortized and is assigned to one reporting unit. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, a quantitative impairment test is performed to compare carrying value to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
Other intangible assets subject to amortization consist of core deposit intangibles, customer lists and market-based favorable or unfavorable lease positions at time of acquisition, and are amortized over the estimated lives of the intangibles using a method that approximates the amount of economic benefits that are realized by the Company. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The range of useful lives is as follows:

Core deposit intangibles			10 years
Customer Lists			12 years
Leases	3	-	30 years
The determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets.
Impairment of Long-Lived Assets Other Than Goodwill
The Company reviews long-lived assets, including premises and equipment, for impairment whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. The Company performs an undiscounted cash flow analysis to determine if impairment exists. When impairment is determined to exist, the related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of are based on the estimated proceeds to be received, less costs of disposal.

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
Other Real Estate Owned and Other Foreclosed Assets
Real estate properties and other assets, which have served as collateral to secure loans, are held for sale and are initially recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for credit losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the valuation allowance, but not below zero. Upon a sale of a foreclosed asset, any excess of the carrying value over the sale proceeds is recognized as a loss on sale. Any excess of sale proceeds over the carrying value of the foreclosed asset is first applied as a recovery to the valuation allowance, if any, with the remainder being recognized as a gain on sale. Operating expenses and changes in the valuation allowance relating to foreclosed assets are included in other noninterest expense.
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
To the extent the Company enters into new or re-designates existing hedging relationships, it is the Company's policy to include the Overnight Index Swap Rate based on the Fed Funds Effective Rate and the Overnight Index Swap Rate based on the Secured Overnight Financing Rate in the spectrum of available benchmark interest rates for hedge accounting.
For derivative instruments not designated as hedging instruments, such as loan level derivatives, foreign exchange contracts, risk participation agreements and mortgage derivatives, changes in fair value are recognized in other noninterest income during the period of change and are included in changes in other assets or other liabilities on the Company's consolidated statement of cash flows.
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
The Director Deferred Compensation Plan allows directors to invest their funds into a diversified investment portfolio and the 401(k) Restoration Plan allows employees to invest their funds in both Company stock and other investment alternatives offered by the Plan. All funds under both of these plans are held in a rabbi trust. The plans do not permit diversification after initial election and therefore elections made to defer into Company stock result in both the investment and obligation recognized within Stockholders' Equity. Alternatively, investments not in Company stock are included in trading securities, with the correlating obligation classified as a liability.
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

The Company adopted the standard using the modified retrospective method for all financial assets measured at amortized cost, net investment in leases and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under the CECL standard, while prior period results are presented under standards previously applicable under GAAP. The cumulative effect of the Company's adoption resulted in an immaterial increase to retained earnings as of the January 1, 2020 adoption date. This transition adjustment was a result of the change in allowance methodology, including the impact to the reserve on unfunded commitments resulting from the application of new guidance under CECL, as well as the day one gross-up of purchased credit deteriorated ("PCD") assets. The standard was adopted using the prospective transition approach for PCD assets that were previously classified as purchased credit impaired ("PCI") assets. As prescribed by the standard, management did not reassess whether PCI assets met the criteria of PCD assets at the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect estimated credit losses, with the remaining non-credit related discount, calculated based on the adjusted amortized cost, and will be accreted into interest income on a straight line basis over the remaining contractual term of the asset. See Note 3, "Securities," and Note 4, "Loans, Allowance for Credit Losses and Credit Quality" for further details surrounding the Company's adoption of CECL.

FASB ASC Subtopic 715-20 "Compensation - Retirement Benefits - Defined Benefit Plans - General" Update No. 2018-14. Update No. 2018-14 was issued in August 2018 to remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add certain disclosure requirements. The amendments in this update are effective for fiscal years ending after December 15, 2020, for public business entities. Accordingly, the Company adopted this standard as of the year ended December 31, 2020. The adoption of this standard did not have an impact on the Company's consolidated financial position.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
NOTE 2 ACQUISITIONS

Blue Hills Bancorp, Inc.

On April 1, 2019, the Company completed the acquisition of Blue Hills Bancorp, Inc., parent of Blue Hills Bank (collectively "BHB"). The transaction qualified as a tax-free reorganization for federal income tax purposes and provided a tax-free exchange to Blue Hills Bancorp, Inc. stockholders with respect to the common stock received in the merger. For each share of Blue Hills Bancorp, Inc. common stock, stockholders had the right to receive $5.25 in cash and 0.2308 shares of the Company's stock, with cash paid in lieu of fractional shares. Total consideration of $661.3 million consisted of 6,166,010 shares of the Company's common stock issued, as well as $161.6 million in cash, inclusive of cash in lieu of fractional shares. In addition to increasing its loan and deposit base, the acquisition enabled the Company to provide a deeper product set to BHB's customers, as well as benefit from increased operating synergies.
The Company accounted for the BHB acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded pre-tax merger and acquisition expenses of $26.0 million during the twelve months ended December 31, 2019 related to the BHB acquisition. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The Company used third party valuation specialists to assist in the determination of fair value at the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

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
Investments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loans

    The loans acquired were recorded at fair value without a carryover of the allowance for credit losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. The $23.2 million discount on the loans acquired in this transaction was due to anticipated credit loss, as well as considerations for liquidity and market interest rates. In addition, the acquired loans were reviewed to determine if any loans would be deemed PCI, as determined by identifying evidence of deterioration of credit quality at the purchase date combined with an assumption that all contractually required payments will not be collected.  The following is a summary of these PCI loans associated with the acquisition as of the date acquired:

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

	Year Ended
	December 31
	2019	2018
	(Dollars in thousands)
Net interest income after provision for credit losses	$408,918	$371,264
Net income	$129,385	$146,178
Included from the pro forma net income for the twelve months ended December 31, 2019 are merger-related costs of $57.3 million, net of tax, recognized by each of the Company and BHB in the aggregate. These costs were primarily made up of severance, contract terminations due to the change in control, Employee stock ownership plan termination expenses, stock compensation and integration costs.

NOTE 3 SECURITIES

Trading Securities
The Company had trading securities of $2.8 million and $2.2 million at December 31, 2020 and 2019, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company's non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $22.1 million and $21.3 million at December 31, 2020 and 2019, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the consolidated statements of income that relate to equity securities for the periods indicated:

	Years Ended December 31
	2020	2019	2018
	(Dollars in thousands)
Net gains (losses) recognized during the period on equity securities	$528	$1,566	(1,225)
Less: net gains recognized during the period on equity securities sold during the period	14	18	874
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$514	$1,548	(2,099)

Available for Sale Securities

The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at the dates indicated:

	December 31, 2020					December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$22,476	$1,640	$—	$—	$24,116	$32,473	$642	$—	$33,115
Agency mortgage-backed securities	224,293	9,337	(1)	—	233,629	243,548	3,456	(4)	247,000
Agency collateralized mortgage obligations	88,687	3,083	(87)	—	91,683	87,305	1,225	(19)	88,511
State, county, and municipal securities	790	17	—	—	807	1,377	19	—	1,396
Single issuer trust preferred securities issued by banks	489	—	(1)	—	488	488	5	—	493
Pooled trust preferred securities issued by banks and insurers	1,429	—	(373)	—	1,056	1,488	—	(374)	1,114
Small business administration pooled securities	57,289	3,792	—	—	61,081	54,024	771	—	54,795
Total available for sale securities	$395,453	$17,869	$(462)	$—	$412,860	$420,703	$6,118	$(397)	$426,424

The Company did not record a provision for estimated credit losses on any available for sale securities for the year ended December 31, 2020. Excluded from the table above is accrued interest on available for sale securities of $1.2 million and $1.3 million at December 31, 2020 and 2019, respectively, which is included within other assets on the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities for the year ended December 31, 2020. No securities held by the Company were delinquent on contractual payments at December 31, 2020, nor were any securities placed on non-accrual status for the year then ended.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale for the year ended December 31, 2020, and therefore no gains or losses were realized for the periods presented. The Company realized losses of $1.5 million on sales of securities available for sale for the year ended December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the gross unrealized losses and fair value of the Company’s available for sale securities which are in an unrealized loss position, and for which the Company has not recorded a provision for credit losses for the year ended December 31, 2020. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

		December 31, 2020
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
Agency mortgage-backed securities	3	$437	$(1)	$—	$—	$437	$(1)
Agency collateralized mortgage obligations	2	23,323	(87)	—	—	23,323	(87)
Single issuer trust preferred securities issued by banks and insurers	1	488	(1)	—	—	488	(1)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,056	(373)	1,056	(373)
Total impaired available for sale securities	7	$24,248	$(89)	$1,056	$(373)	$25,304	$(462)

The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis and management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments for the year ended December 31, 2020. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at December 31, 2020:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Held to Maturity Securities

The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at the dates indicated:

	December 31, 2020					December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$—	$—	$—	$—	$—	$12,874	$123	$—	$12,997
U.S. treasury securities	4,017	60	—	—	4,077	4,032	21	—	4,053
Agency mortgage-backed securities	356,085	18,036	—	—	374,121	397,414	8,445	(57)	405,802
Agency collateralized mortgage obligations	335,993	8,466	(340)	—	344,119	293,662	4,501	(849)	297,314
Single issuer trust preferred securities issued by banks	1,500	—	(2)	—	1,498	1,500	—	(10)	1,490
Small business administration pooled securities	26,917	1,445	—	—	28,362	31,324	338	(55)	31,607
Total held to maturity securities	$724,512	$28,007	$(342)	$—	$752,177	$740,806	$13,428	$(971)	$753,263

The Company did not record a provision for estimated credit losses on any held to maturity securities for the year ended December 31, 2020. Excluded from the table above is accrued interest on held to maturity securities of $1.5 million and $1.9 million at December 31, 2020 and 2019, respectively, which is included within other assets on the Consolidated Balance Sheet. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities for the year ended December 31, 2020. No securities held by the Company were delinquent on contractual payments at December 31, 2020, nor were any securities placed on non-accrual status for the year then ended.
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities for the years ended December 31, 2020 and 2019, and therefore no gains or losses were realized for such periods.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. At December 31, 2020, all held to maturity securities held by the Company were rated investment grade or higher.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity at December 31, 2020 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$10,001	$10,231	$12,475	$13,885	$—	$—	$22,476	$24,116
Agency mortgage-backed securities	—	—	74,048	76,441	29,265	31,458	120,980	125,730	224,293	233,629
Agency collateralized mortgage obligations	—	—	—	—	—	—	88,687	91,683	88,687	91,683
State, county, and municipal securities	600	601	—	—	190	206	—	—	790	807
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	489	488	489	488
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,429	1,056	1,429	1,056
Small business administration pooled securities	—	—	—	—	—	—	57,289	61,081	57,289	61,081
Total available for sale securities	$600	$601	$84,049	$86,672	$41,930	$45,549	$268,874	$280,038	$395,453	$412,860
Held to maturity securities
U.S. Treasury securities	1,999	2,023	2,018	2,054	—	—	—	—	4,017	4,077
Agency mortgage-backed securities	—	—	2,472	2,588	75,240	78,169	278,373	293,364	356,085	374,121
Agency collateralized mortgage obligations	—	—	—	—	—	—	335,993	344,119	335,993	344,119
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,498	—	—	1,500	1,498
Small business administration pooled securities	—	—	—	—	—	—	26,917	28,362	26,917	28,362
Total held to maturity securities	1,999	2,023	4,490	4,642	76,740	79,667	641,283	665,845	724,512	752,177
Total	$2,599	$2,624	$88,539	$91,314	$118,670	$125,216	$910,157	$945,883	$1,119,965	$1,165,037
Included in the table above is $3.6 million of callable securities at December 31, 2020.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $419.6 million and $375.5 million at December 31, 2020 and 2019, respectively.
At December 31, 2020 and 2019, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under previous accounting guidance, the Company reviewed both available for sale and held to maturity securities for other-than-temporary-impairment ("OTTI"). However, in accordance with the newly adopted CECL standard, the Company now utilizes separate impairment models for held to maturity and available for sale securities for purposes of estimating credit losses. The following table shows the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company had not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the year ended December 31, 2020:

	Years Ended December 31, 2020
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance, pre adoption of ASU 2016-13	$17,594	$32,935	$6,053	$1,746	$3,440	$5,576	$396	$67,740
Cumulative effect accounting adjustment (1)	(1,984)	(13,048)	(3,652)	495	9,828	7,012	212	(1,137)
Cumulative effect accounting adjustment (2)	49	337	—	—	423	319	29	1,157
Charge-offs	(2,309)	(3,885)	—	(380)	(105)	(142)	(1,625)	(8,446)
Recoveries	289	9	—	33	2	210	1,035	1,578
Provision for credit loss expense	7,447	28,661	2,996	3,201	687	9,085	423	52,500
Ending balance (3)	$21,086	$45,009	$5,397	$5,095	$14,275	$22,060	$470	$113,392
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
(3)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $36.0 million at December 31, 2020.

The balance of allowance for credit losses of $113.4 million at December 31, 2020 represents an increase of $45.6 million, or 67.3%, from the implementation balance at January 1, 2020. The increase in the allowance was primarily driven by anticipated credit deterioration caused by the COVID-19 pandemic, which resulted in an elevated provision for credit losses of $52.5 million for the year ended December 31, 2020. While management is unable to know with certainty the direct, indirect, and future impacts of the COVID-19 pandemic, it is expected that the pandemic will have a material adverse impact on future losses across a broad range of loan segments. Accordingly, the forecast used by the model was adjusted to use a more severe outlook as compared to the baseline forecast that was used to calculate the opening balances on January 1, 2020 as a result of the uncertainty in the outlook due to the ongoing pandemic. Additionally, the provision for credit loss recognized for the year ended December 31, 2020 reflects increased reserve allocations to loan segments identified as having an elevated loss exposure associated with the COVID-19 pandemic.  These loan segments primarily include commercial relationships within industries that are subject to mandated closures and capacity limits that will potentially impede the borrowers’ ability to make loan payments, including loans in the following industry sections: Accommodations, Food Services, Retail Trade, Recreation and Entertainment, and Other Services (excluding Public Administration).  In addition to these industry exposures, additional risk of loss was attributable to collateral values associated with non-owner occupied real estate with significant retail tenant exposure, as well as home equity loans within a junior lien position.  Leveraging actual historical loss given default (LGD) rates combined with stressing of assumptions over probability of default rates over these higher risk segments, qualitative adjustments were made to the initially model-driven calculated loss reserves.

    For the purpose of estimating the allowance for credit losses, management segregated the loan portfolio into the portfolio segments detailed in the above tables.  Each of these loan categories possesses unique risk characteristics that are considered when determining the appropriate level of allowance for each segment.  Some of the characteristics unique to each loan category include:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
•Commercial Construction: Loans in this category consist of short-term construction loans, revolving and nonrevolving credit lines and construction/permanent loans to finance the acquisition, development and construction or rehabilitation of real property.  Project types include residential land development, one-to-four family, condominium, and multi-family home construction, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties.  Loans may be written with nonamortizing or hybrid payment structures depending upon the type of project.  Collateral values are determined based upon third party appraisals and evaluations.  Loan to value ratios at origination are governed by established policy and regulatory guidelines.  Repayment sources vary depending upon the type of project and may consist of sale or lease of units, operating cash flows or liquidation of other assets.
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
Consumer Portfolio
•Residential Real Estate: Residential mortgage loans held in the Company’s portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors such as current and expected income, employment status, current assets, other financial resources, credit history and the value of the collateral.  Collateral consists of mortgage liens on one-to-four family residential properties.  Residential mortgage loans also include loans to construct owner-occupied one-to-four family residential properties.
•Home Equity: Home equity loans and credit lines are made to qualified individuals and are primarily secured by senior or junior mortgage liens on owner-occupied one-to-four family homes, condominiums or vacation homes. Each home equity loan has a fixed rate and is billed in equal payments comprised of principal and interest. The majority of home equity lines of credit have a variable rate and are billed in interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the then outstanding principal balance plus all accrued interest over a predetermined repayment period, as set forth in the note. Additionally, the Company has the option of renewing each line of credit for additional draw periods.  Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. As a result, for this portfolio the Company utilizes a pass/default risk-rating system, based on an age analysis (i.e., days past due) associated with each consumer loan. Under this structure, consumer loans less than 90 days past due are assigned a "pass" rating, while any consumer loans 90 days or more past due are assigned a "default" rating. Consumer loan modifications granted by the Company allowing payment deferrals for qualifying borrowers in accordance with the CARES Act have not been categorized as delinquent loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year at December 31, 2020:

	2020		2019	2018	2017	2016	Prior	Revolving Loans	Revolving converted to Term	Total
	(Dollars in thousands)
Commercial and industrial
Pass	$1,074,773	(1)	$141,859	$97,908	$30,431	$19,426	$19,749	$631,049	$2,538	$2,017,733
Potential weakness	9,020		1,869	670	4,997	1,539	294	20,766	—	39,155
Definite weakness - loss unlikely	2,009		1,310	19,575	2,997	320	429	6,991	—	33,631
Partial loss probable	672		—	—	—	156	143	11,662	—	12,633
Definite loss	—		—	—	—	—	—	—	—	—
Total commercial and industrial	$1,086,474		$145,038	$118,153	$38,425	$21,441	$20,615	$670,468	$2,538	$2,103,152

Commercial real estate
Pass	$1,054,345		$726,276	$480,725	$544,826	$372,542	$664,256	$19,085	$14,737	$3,876,792
Potential weakness	27,877		55,166	30,286	19,531	25,462	71,252	13,610	—	243,184
Definite weakness - loss unlikely	25,878		3,502	3,857	10,185	3,376	7,153	—	—	53,951
Partial loss probable	—		—	—	—	—	—	—	—	—
Definite loss	—		—	—	—	—	—	—	—	—
Total commercial real estate	$1,108,100		$784,944	$514,868	$574,542	$401,380	$742,661	$32,695	$14,737	$4,173,927

Commercial construction
Pass	$255,679		$167,948	$30,706	$32,538	$—	$6,689	$31,705	$588	$525,853
Potential weakness	17,528		9,953	520	—	—	—	75	—	28,076
Definite weakness - loss unlikely	—		—	—	—	—	—	—	—	—
Partial loss probable	—		—	—	—	—	—	—	—	—
Definite loss	—		—	—	—	—	—	—	—	—
Total commercial construction	$273,207		$177,901	$31,226	$32,538	$—	$6,689	$31,780	$588	$553,929

Small business
Pass	$41,713		$27,751	$19,497	$13,411	$13,837	$19,624	$35,451	$—	$171,284
Potential weakness	—		10	15	15	6	217	822	—	1,085
Definite weakness - loss unlikely	684		438	122	11	137	353	883	—	2,628
Partial loss probable	—		—	—	—	—	—	26	—	26
Definite loss	—		—	—	—	—	—	—	—	—
Total small business	$42,397		$28,199	$19,634	$13,437	$13,980	$20,194	$37,182	$—	$175,023

Residential real estate
Pass	$219,595		$146,058	$160,422	$144,638	$215,568	$401,279	$—	$—	$1,287,560
Default	—		—	427	—	4,158	4,038	—	—	8,623
Total residential real estate	$219,595		$146,058	$160,849	$144,638	$219,726	$405,317	$—	$—	$1,296,183

Home equity
Pass	$82,312		$59,409	$52,088	$53,570	$41,181	$111,360	$661,575	$4,663	$1,066,158
Default	—		—	—	—	—	440	1,837	355	2,632
Total home equity	$82,312		$59,409	$52,088	$53,570	$41,181	$111,800	$663,412	$5,018	$1,068,790

Other consumer
Pass	$816		$398	$165	$665	$615	$6,749	$12,317	$—	$21,725

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Default	—	—	—	15	—	111	11	—	137
Total other consumer	$816	$398	$165	$680	$615	$6,860	$12,328	$—	$21,862

Total	$2,812,901	$1,341,947	$896,983	$857,830	$698,323	$1,314,136	$1,447,865	$22,881	$9,392,866
(1)Loans originated as part of the Paycheck Protection Program ("PPP") established by the CARES Act are reported as commercial and industrial under the 2020 vintage year and as"Pass" because these loans are 100% guaranteed by the U.S. Government. Funded PPP loans outstanding totaled $791.9 million at December 31, 2020.
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

	December 31 2020	December 31 2019
Residential portfolio
FICO score (re-scored)(1)	749	749
LTV (re-valued)(2)	57.4%	59.0%
Home equity portfolio
FICO score (re-scored)(1)	771	767
LTV (re-valued)(2)(3)	46.0%	46.6%
(1)The average FICO scores at December 31, 2020 are based upon rescores from December 2020, as available for previously originated loans, or origination score data for loans booked in December 2020.  The average FICO scores at December 31, 2019 were based upon rescores available from November 2019 and origination score data for loans booked in December 2019.
(2)The combined LTV ratios for December 31, 2020 are based upon updated automated valuations as of November 2020, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2019 were based upon updated automated valuations as of November 2019, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At December 31, 2020, the Company's estimated reserve for unfunded commitments amounted to $1.2 million.
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
In response to the COVID-19 pandemic, the Company has granted loan modifications to allow deferral of payments for borrowers negatively impacted by the pandemic. The amount of loans with active deferrals at December 31, 2020 was $173.6 million. The majority of these loans with active deferrals continue to be characterized as current loans. In accordance with regulatory guidance, these modifications were not considered to be troubled debt restructurings ("TDRs") if they were performing prior to December 31, 2019. Additionally, a majority of these loans were characterized as current and therefore were not impacting nonaccrual or delinquency totals at December 31, 2020. The Company does, however, consider all active deferrals when estimating loss reserves. As loans reach their deferral maturity date, consideration of TDR and delinquency status will resume in accordance with the Company's accounting policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows information regarding nonaccrual loans at the dates indicated:

	Nonaccrual Balances
	December 31, 2020			December 31, 2019
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total	Total
	(Dollars in thousands)
Commercial and industrial	$3,804	$30,925	$34,729	$22,574
Commercial real estate	10,195	—	10,195	3,016
Small business	815	10	825	311
Residential real estate	10,935	4,593	15,528	13,360
Home equity	5,427	—	5,427	6,570
Other consumer	156	—	156	61
Total nonaccrual loans (1)	$31,332	$35,528	$66,860	$45,892
(1)Included in these amounts are $22.2 million and $24.8 million of nonaccruing TDRs at December 31, 2020 and December 31, 2019, respectively.
    It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans for the years ended December 31, 2020 and December 31, 2019.
    In accordance with government moratorium orders established in response to the COVID-19 pandemic, new foreclosures pursued by the Company were on hold as of December 31, 2020, and in turn, all loan foreclosures in process as of December, 31, 2020 had begun prior to the commencement of the moratorium orders. The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,750	$3,294
    The following tables show the age analysis of past due financing receivables at the dates indicated:

	December 31, 2020
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	2	$318	1	$672	8	$785	11	$1,775	$2,101,377	$2,103,152	$—
Commercial real estate	3	409	—	—	4	515	7	924	4,173,003	4,173,927	—
Commercial construction	—	—	2	2,794	—	—	2	2,794	551,135	553,929	—
Small business	14	421	6	273	4	59	24	753	174,270	175,023	—
Residential real estate	12	2,150	8	5,507	27	3,648	47	11,305	1,284,878	1,296,183	—
Home equity	10	733	5	203	33	2,633	48	3,569	1,065,221	1,068,790	—
Other consumer (1)	260	137	3	1	6	138	269	276	21,586	21,862	1
Total	301	$4,168	25	$9,450	82	$7,778	408	$21,396	$9,371,470	$9,392,866	$1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2019
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	1	$253	2	$323	5	$760	8	$1,336	$1,393,700	$1,395,036	$—
Commercial real estate	7	1,690	1	194	8	2,038	16	3,922	3,998,437	4,002,359	218	(2)
Commercial construction	1	560	—	—	—	—	1	560	546,733	547,293	—
Small business	11	837	3	15	6	115	20	967	173,530	174,497	—
Residential real estate	17	2,237	17	3,055	38	7,020	72	12,312	1,578,257	1,590,569	1,652	(2)
Home equity	23	1,689	8	524	40	3,854	71	6,067	1,127,731	1,133,798	265	(2)
Other consumer (1)	387	245	12	44	16	32	415	321	29,766	30,087	22
Total	447	$7,511	43	$4,155	113	$13,819	603	$25,485	$8,848,154	$8,873,639	$2,157
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
(2)Represents purchased credit impaired ("PCI") loans that were accruing interest due to expectations of future cash collections.
Troubled Debt Restructurings
In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain loans. The Bank attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Exclusive of loans modified under provisions of the CARES Act, any loans that are modified are reviewed by the Bank to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.
The following table shows the Company’s total TDRs and other pertinent information at the dates indicated:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
TDRs on accrual status	$16,983	$19,599
TDRs on nonaccrual	22,209	24,766
Total TDRs	$39,192	$44,365
Amount of specific reserves associated with TDRs	n/a	$855
Additional commitments to lend to a borrower who has been a party to a TDR	$263	$63
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the troubled debt restructurings which occurred for the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Year Ended
	December 31, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled debt restructurings
Commercial and industrial	8	$732	$732
Commercial real estate	10	2,865	2,865
Small business	10	752	728
Residential real estate	2	559	642
Total	30	$4,908	$4,967

	Year Ended
	December 31, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial and industrial	3	$268	$268
Commercial real estate	4	819	819
Small business	1	14	14
Residential real estate	3	967	1,009
Home equity	2	121	121
Total	13	$2,189	$2,231

	Year Ended
	December 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial and industrial	$12	$35,688	$39,224
Commercial real estate	3	1,600	1,600
Residential real estate	5	1,048	1,071
Home equity	9	562	562
Total	$29	$38,898	$42,457

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the periods indicated:

	Years Ended
	December 31
	2020	2019	2018

Extended maturity	$4,120	$1,565	$2,878
Adjusted interest rate	822	150	57
Combination rate and maturity	—	441	38,812
Court ordered concession	25	75	710
Total	$4,967	$2,231	$42,457
The Company considers a loan to have defaulted when it reaches 90 days past due. At December 31, 2020 and December 31, 2019, there were no loans modified during the prior twelve months that subsequently defaulted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 LOANS AND ALLOWANCE FOR LOAN LOSSES
As disclosed in Note 1 - "Summary of Significant Accounting Policies" and Note 4 - "Loans, Allowance for Credit Losses and Credit Quality," the Company adopted the CECL standard, effective January 1, 2020. As required by disclosure guidance, the Company has included relevant disclosures and accounting policies from the prior year and prior to the adoption of CECL within this footnote, as it relates to loans and allowance for loan losses.
Allowance for Loan Losses
The allowance for loan losses was established based upon the level of estimated probable losses in prior loan portfolios. Loan losses were charged against the allowance when management believed the collectability of a loan balance was doubtful. Subsequent recoveries, if any, were credited to the allowance.
The allowance for loan losses was allocated to loan types using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment. The formula-based approach emphasized loss factors derived from actual historical portfolio loss rates, which were combined with an assessment of certain qualitative factors to determine the allowance amounts allocated to the various loan categories. Allowance amounts were determined based on an estimate of the historical average annual percentage rate of loan loss for each loan category, an estimate of the incurred loss emergence and confirmation period for each loan category, and certain qualitative risk factors considered in the computation of the allowance for loan losses.
The qualitative risk factors that impacted the inherent risk of loss within the portfolio included the following:
•National and local economic and business conditions
•Level and trend of delinquencies
•Level and trend of charge-offs and recoveries
•Trends in volume and terms of loans
•Risk selection, lending policy and underwriting standards
•Experience and depth of management
•Banking industry conditions and other external factors
•Concentration risk
The formula-based approach evaluated groups of loans with common characteristics, which consisted of similar loan types with similar terms and conditions, to determine the appropriate allocation within each portfolio section. This approach incorporated qualitative adjustments based upon management’s assessment of various market and portfolio specific risk factors into its formula-based estimate. Due to the imprecise nature of the loan loss estimation process and ever changing conditions, the qualitative risk attributes may not have been adequately captured amounts of incurred loss in the formula-based loan loss components used to determine the Bank’s analysis of the appropriateness of the allowance for loan losses.
The Bank evaluated certain loans within the commercial and industrial, commercial real estate, commercial construction and small business portfolios individually for specific impairment. A loan was considered impaired when, based on current information and events, it was probable that the Bank would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment included payment status, collateral value, contractual interest rates and the probability of collecting scheduled principal and interest payments when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Loans were selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification, troubled debt restructuring or nonaccrual status. A specific allowance amount was allocated to an individual loan when such loan had been deemed impaired and when the amount of the probable loss was able to be estimated. Estimates of loss were determined by the present value of anticipated future cash flows, the loan’s observable fair market value, or the fair value of the collateral, if the loan is collateral dependent. However, for collateral dependent loans, the amount of the recorded investment in a loan that exceeded the fair value of the collateral less costs to sell was charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount had been identified definitively as uncollectible.
Large groups of small-balance homogeneous loans such as the residential real estate, residential construction, home equity and other consumer portfolios were collectively evaluated for impairment. As such, the Bank did not typically identify

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

individual loans within these groupings as impaired loans for impairment evaluation and disclosure. However, the Bank evaluated all TDRs for impairment on an individual loan basis regardless of loan type.
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
The following table bifurcates the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis at December 31, 2019 and 2018:

	December 31, 2019
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$15,760	$32,370	$5,158	$1,756	$3,219	$5,608	$422	$64,293
Charge-offs	(244)	(2,614)	—	(509)	—	(240)	(1,598)	(5,205)
Recoveries	1,131	152	—	122	142	318	787	2,652
Provision (benefit)	947	3,027	895	377	79	(110)	785	6,000
Ending balance	$17,594	$32,935	$6,053	$1,746	$3,440	$5,576	$396	$67,740
Ending balance: collectively evaluated for impairment	$17,468	$32,887	$6,053	$1,738	$2,803	$5,420	$391	$66,760
Ending balance: individually evaluated for impairment	$126	$48	$—	$8	$637	$156	$5	$980

Financing receivables ending balance:
Collectively evaluated for impairment	$1,370,580	$3,987,848	$547,293	$173,960	$1,571,848	$1,127,963	$29,663	$8,809,155
Individually evaluated for impairment	24,456	8,337	—	537	11,228	4,948	122	49,628
Purchased credit impaired loans	—	6,174	—	—	7,493	887	302	14,856
Total loans by group	$1,395,036	$4,002,359	$547,293	$174,497	$1,590,569	$1,133,798	$30,087	$8,873,639	(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2018
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$13,256	$31,453	$5,698	$1,577	$2,822	$5,390	$447	$60,643
Charge-offs	(355)	(82)	—	(372)	(148)	(293)	(1,347)	(2,597)
Recoveries	182	188	—	46	12	156	888	1,472
Provision (benefit)	2,677	811	(540)	505	533	355	434	4,775
Ending balance	$15,760	$32,370	$5,158	$1,756	$3,219	$5,608	$422	$64,293
Ending balance: collectively evaluated for impairment	$15,753	$32,333	$5,158	$1,755	$2,357	$5,444	$414	$63,214
Ending balance: individually evaluated for impairment	$7	$37	$—	$1	$862	$164	$8	$1,079

Financing receivables ending balance:
Collectively evaluated for impairment	$1,064,800	$3,235,418	$365,165	$164,135	$906,959	$1,085,961	$15,901	$6,838,339
Individually evaluated for impairment	28,829	10,839	—	541	12,706	5,948	197	59,060
Purchase credit impaired loans	—	4,991	—	—	3,629	175	—	8,795
Total loans by group	$1,093,629	$3,251,248	$365,165	$164,676	$923,294	$1,092,084	$16,098	$6,906,194	(1)
(1)The amount of net deferred costs on originated loans included in the ending balance was $7.1 million at December 31, 2019 and 2018. Net unamortized discounts on acquired loans not deemed to be purchased credit impaired ("PCI") included in the ending balance were $21.6 million and $15.2 million at December 31, 2019 and 2018 respectively.
The Company's historical approach to loan portfolio segmentation by risk characteristics and monitoring of credit quality for commercial loans under previous accounting guidance was consistent with that applied under the newly adopted CECL standard. See Note 4 - "Loans, Allowance for Credit Losses and Credit Quality" for further discussion surrounding the Company's policies for loan segmentation and credit quality monitoring.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired loans
All acquired loans were recorded at fair value with no carryover of the allowance for loan losses. At acquisition, loans were also reviewed to determine if the loan had evidence of deterioration in credit quality and to review if it was probable, at acquisition, that all contractually required payments were not collected. Such loans were deemed to be purchased credit impaired ("PCI") loans. Under the accounting model for PCI loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield", was accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans were not subject to classification as nonaccrual in the same manner as originated loans. Rather, acquired PCI loans were generally considered to be accruing loans because their interest income related to the accretable yield recognized and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the "nonaccretable difference", included estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans.
The estimated cash flows expected to be collected was regularly re-assessed subsequent to acquisition. These re-assessments involved updates, as necessary, of the key assumptions and estimates used in the initial estimate of fair value. Generally speaking, expected cash flows were affected by:
•Changes in the expected principal and interest payments over the estimated life - Changes in expected cash flows may be driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows resulting from loan modifications are included in the assessment of expected cash flows.
•Change in prepayment assumptions - Prepayments affect the estimated life of the loans, which may change the amount of interest income expected to be collected.
•Change in interest rate indices for variable rate loans - Expected future cash flows are based, as applicable, on the variable rates in effect at the time of the assessment of expected cash flows.
A decrease in expected cash flows in subsequent periods were an indication that the loan was impaired which would have likely required the recognition of a charge-off against the allowance for loan losses or an establishment of a specific reserve. An increase in expected cash flows in subsequent periods served, first, to reduce any previously established specific reserve by the increase in the present value of cash flows expected to be collected. Any increase above the previously established specific reserve resulted in a recalculation of the amount of accretable yield for the loan. The adjustment of accretable yield due to an increase in expected cash flows was accounted for as a change in estimate. The additional cash flows expected to be collected were reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion was adjusted accordingly over the remaining life of the loans.
A PCI loan may have been resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, or foreclosure of the collateral. In the event of a sale of the loan, a gain or loss on sale would have been recognized and reported within noninterest income based on the difference between the sales proceeds and the carrying amount of the loan. For PCI loans accounted for on an individual loan basis and resolved directly with the borrower, any amount received from resolution in excess of the carrying amount of the loan was recognized and reported within interest income.
A refinancing or modification of a PCI loan accounted for individually was assessed to determine whether the modification represented a TDR. If the loan was considered to be a TDR, it would have been included in the total impaired loans reported by the Company. The loan would have continued to recognize interest income based upon the excess of cash flows expected to be collected over the carrying amount of the loan.

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

December 31, 2019
(Dollars in thousands)
Outstanding balance	$18,358
Carrying amount	$14,856
    The following table summarizes activity in the accretable yield for the PCI loan portfolio for the year ended December 31, 2019:

2019
(Dollars in thousands)
Beginning balance	$1,191
Acquisition	1,464
Accretion	(1,751)
Other change in expected cash flows (1)	803
Reclassification from nonaccretable difference for loans which have paid off (2)	227
Ending balance	$1,934
(1)Represents changes in cash flows expected to be collected resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).
(2)Results in increased income during the period when a loan pays off at amount greater than originally expected.

NOTE 6 BANK PREMISES AND EQUIPMENT
Bank premises and equipment at December 31, were as follows:

	2020	2019	Estimated Useful Life
	(Dollars in thousands)		(In years)
Cost
Land	$32,450	$32,619	n/a
Bank premises	63,544	62,455	5-40
Leasehold improvements	38,667	35,498	1-27
Furniture and equipment	81,815	77,705	2-12
Leased equipment	—	10,644	7
Total cost	216,476	218,921
Accumulated depreciation	(100,083)	(95,247)
Net bank premises and equipment	$116,393	$123,674
Depreciation expense related to bank premises and equipment was $12.8 million, $11.4 million, and $9.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is reflected in occupancy and equipment expenses. Depreciation expense relating to computer software is included within other noninterest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    In 2017 the Company purchased a total of $10.6 million equipment that was subject to a master lease agreement with a third party lessee and recognized rental income of $1.5 million for the year ended December 31, 2020 and $1.6 million for both the years ended December 31, 2019 and 2018, as the Company assumed the role of lessor in conjunction with the purchase. This arrangement was originally deemed to be an operating lease for accounting purposes. During 2020, the Company entered into a lease modification with the third party lessee, which resulted in this lease no longer being deemed to be an operating lease for accounting purposes. Accordingly, the Company has reflected the transactions as a direct financing lease as of December 31, 2020.

NOTE 7 GOODWILL AND OTHER INTANGIBLE ASSETS
The following table sets forth the carrying value of goodwill and other intangible assets, net of accumulated amortization, at December 31:

	2020	2019
	(Dollars in thousands)
Balances not subject to amortization
Goodwill	$506,206	$506,206
Balances subject to amortization
Core deposit intangibles	22,215	28,016
Other intangible assets	892	1,270
Total other intangible assets	23,107	29,286
Total goodwill and other intangible assets	$529,313	$535,492
The changes in the carrying value of goodwill for the periods indicated were as follows:

	2020	2019
	(Dollars in thousands)
Balance at beginning of year	$506,206	$256,105
Acquisitions	—	250,101
Balance at end of year	$506,206	$506,206

The gross carrying amount and accumulated amortization of other intangible assets were as follows at the dates indicated:

	December 31
	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposit intangibles	$38,620	$(16,405)	$22,215	$45,245	$(17,229)	$28,016
Other intangible assets	2,434	(1,542)	892	3,338	(2,068)	1,270
Total	$41,054	$(17,947)	$23,107	$48,583	$(19,297)	$29,286
Amortization of intangible assets was $6.2 million, $6.8 million, and $2.7 million at December 31, 2020, 2019, and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the estimated annual amortization expense of intangible assets for each of the next five years:

Year	Amount
(Dollars in thousands)
2021	$5,315
2022	$4,539
2023	$3,948
2024	$3,162
2025	$2,329
The original weighted average amortization period for intangible assets is 9.9 years.

NOTE 8 DEPOSITS
The following is a summary of the scheduled maturities of time deposits at December 31:

	2020		2019
	(Dollars in thousands)
1 year or less	$789,237	83.0%	$1,097,407	78.6%
Over 1 year to 2 years	93,727	9.9%	204,690	14.7%
Over 2 years to 3 years	36,739	3.9%	55,615	4.0%
Over 3 years to 4 years	13,407	1.4%	24,038	1.7%
Over 4 years to 5 years	17,519	1.8%	13,565	1.0%
Total	$950,629	100.0%	$1,395,315	100.0%
    The amount of overdraft deposits that were reclassified to the loan category were $1.4 million and $5.0 million at December 31, 2020 and 2019, respectively.
    The Company had pledged assets as collateral covering certain deposits in the amount of $419.6 million and $323.1 million at December 31, 2020 and 2019, respectively.
    The Bank's deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The amount of time deposit accounts equal to or greater than $250,000 at of December 31, 2020 and 2019 was $202.2 million and $244.7 million, respectively.

NOTE 9 BORROWINGS

Federal Home Loan Bank Borrowings
Advances payable to the Federal Home Loan Bank at December 31, 2020 and 2019 were as follows:

	2020		2019
		Weighted		Weighted
		Average		Average
	Total	Contractual	Total	Contractual
	Outstanding	Rate	Outstanding	Rate
	(Dollars in thousands)
Stated Maturity
2020	$—	—%	$104,976	1.79%
2021	35,042	1.12%	10,042	2.95%
Subtotal	35,042	1.12%	115,018	1.89%
Amortizing advances	698		730
Total Federal Home Loan Bank Advances	$35,740		$115,748

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To manage the interest rate risk of these advances, the Company may enter into interest rate swap agreements which effectively fix the rate of the borrowing. Inclusive of the impact of these swap arrangements, the weighted average rate of the FHLB borrowings was 1.13% and 1.88% at December 31, 2020 and 2019, respectively.
The Company’s FHLB advances are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the FHLB, residential mortgages, and by certain commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $2.1 billion and $2.5 billion at December 31, 2020 and 2019, respectively. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $1.4 billion and $1.6 billion at December 31, 2020 and 2019, respectively, inclusive of a $5.0 million line of credit. At December 31, 2020 and 2019, the Company had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB's collateral pledging program.
Short-Term Debt
Excluding FHLB borrowings included in the table above, the Company had no short-term borrowings at December 31, 2020 and 2019.
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
There was no interest expense on short-term borrowings for the year ended December 31, 2020. The interest expense on short-term borrowings was $104,000 and $248,000 for the years ended December 31, 2019, and 2018, respectively. The 2018 expense was primarily attributable to customer repurchase agreements, which were discontinued and transitioned to a deposit product offering in the fourth quarter of 2018.
Long-Term Debt
The following table summarizes long-term debt, net of debt issuances costs, at the dates indicated:

	December 31
	2020	2019
	(Dollars in thousands)
Long term borrowings, net	$32,773	$74,906
Junior subordinated debentures
Capital Trust V	51,510	51,507
Central Trust I	5,258	5,258
Central Trust II	6,083	6,083
Subordinated debentures	49,696	49,601
Total long-term debt	$145,320	$187,355

The interest expense on long-term debt was $5.4 million, $8.2 million, and $4.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Long-term borrowings: During the first quarter of 2019 the Company entered into a senior unsecured term loan credit facility of which $32.8 million and $75.0 million was outstanding at December 31, 2020 and 2019, respectively. Advances under the term loan facility bear interest at an interest rate equal to one-month LIBOR plus 1.25% (1.40% at December 31, 2020). This term loan facility is due and payable in full on March 28, 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Capital Trust V
$50.0 million due in 2037, interest at a variable rate of 3 month LIBOR plus 1.48% (1.70% at December 31, 2020),which, effective on January 17, 2017, has been converted to a fixed rate of 2.84% through the use of an interest rate swap.

Central Trust I	$5.1 million due in 2034, bearing interest at a variable rate of 3 month LIBOR plus 2.44% (2.66% at December 31, 2020). These securities are callable quarterly, until maturity.
Central Trust II	$5.9 million due in 2037, bearing interest at a variable rate of 3 month LIBOR plus 1.65% (1.87% at December 31, 2020). These securities are callable quarterly, until maturity.
All obligations under these trust preferred securities are unconditionally guaranteed by the Company.
Subordinated Debentures: At December 31, 2020 and 2019 the Company held $50.0 million of outstanding subordinated debentures at the bank holding company. On March 14, 2019 the Company issued subordinated debentures with an aggregate principal amount of $50.0 million in a private placement transaction to institutional accredited investors. The subordinated debentures mature on March 15, 2029. However, with regulatory approval, the Company may redeem the subordinated debentures without penalty at any scheduled payment date on or after March 15, 2024 with 30 days notice. The subordinated debentures carry a fixed rate of interest of 4.75% through March 15, 2024, after which interest converts to a variable rate of the then current three-month LIBOR rate plus 219 basis points, or equivalent alternate rate.
The following table sets forth the contractual maturities of long-term debt over the next five years:

	2021	2022	2023	2024	2025	Thereafter	Total
	(Dollars in thousands)
Long term borrowings	$18,750	$14,023	$—	$—	$—	$—	$32,773
Junior subordinated debentures
Capital trust V	—	—	—	—	—	51,547	51,547
Central trust I	—	—	—	—	—	5,258	5,258
Central trust II	—	—	—	—	—	6,083	6,083
Subordinated debentures	—	—	—	—	—	50,000	50,000
Total (1)	$18,750	$14,023	$—	$—	$—	$112,888	$145,661
(1)Amounts in this table are presented on a gross basis, and do not include the capitalized issuance costs as presented in the Company's Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 EARNINGS PER SHARE
Earnings per share consisted of the following components for the years ended December 31:

	2020	2019	2018
	(Dollars in thousands, except per share data)
Net income	$121,167	$165,175	$121,622

Weighted Average Shares
Basic shares	33,259,643	32,810,433	27,592,380
Effect of dilutive securities	25,646	45,801	61,428
Diluted shares	33,285,289	32,856,234	27,653,808

Net income per share
Basic EPS	$3.64	$5.03	$4.41
Effect of dilutive securities	—	—	(0.01)
Diluted EPS	$3.64	$5.03	$4.40
For the year ended December 31, 2020, there were 632 options to purchase common stock and 476 shares of performance-based restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the years ended December 31, 2019 and 2018, there were no options to purchase common stock and no shares of performance-based restricted stock that were considered anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 STOCK BASED COMPENSATION
The Company's stock based plans include the Second Amended and Restated 2005 Employee Stock Plan (the "2005 Plan") and the 2018 Non-Employee Director Stock Plan (the "2018 Plan"), which have been approved by the Company’s Board of Directors and shareholders. The 2010 Non-Employee Director Stock Plan (the "2010 Plan") expired in May 2018, and as such the Company may only award shares from the 2005 Plan or the 2018 Plan. These shares may be awarded as either stock option awards or restricted stock awards from its pool of authorized but unissued shares.
The following table presents the amount of cumulatively granted stock option awards and restricted stock awards, net of forfeitures and expirations, granted through December 31, 2020:

	Authorized Awards	Cumulatively Granted, Net of Forfeitures and Expirations		Total	Authorized but Unissued
		Stock Option Awards	Restricted Stock Awards
2005 Plan	1,650,000	387,258	863,861	1,251,119	398,881
2010 Plan	314,600	46,500	93,245	139,745	—	(1)
2018 Plan	300,000	—	21,938	21,938	278,062	(1)
(1)The Company may award up to a total of 300,000 shares from the 2018 Plan, inclusive of 174,855 shares that were Authorized but Unissued in the 2010 Plan, and were transferred from the 2010 Plan to the 2018 Plan. Due to this transfer, there are no available shares remaining to be issued from the 2010 Plan.
The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized for the periods presented:

	Years Ended December 31
	2020	2019	2018
	(Dollars in thousands)
Stock based compensation expense
Restricted stock awards (1)	$3,272	$3,679	$3,299
Directors’ fee expense (2)
Stock options	—	23	66
Restricted stock awards	851	701	860
Total stock based award expense	$4,123	$4,403	$4,225
Related tax benefits recognized in earnings	$1,159	$1,238	$1,188
(1)Inclusive of compensation expense associated with time-vested and performance-based restricted stock awards.
(2)Expense related to awards issued to directors is recognized as directors’ fees within other noninterest expense.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants under the identified plans:
•Expected volatility is based on the standard deviation of the historical volatility of the weekly adjusted closing price of the Company’s shares for a period equivalent to the expected life of the option.
•Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, historical exercise/forfeiture behavior, and the vesting period, if any.
•Expected dividend yield is an annualized rate calculated using the most recent dividend payment at time of grant and the Company’s average trailing twelve-month daily closing stock price.
•The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.
•Forfeitures on stock compensation are recognized when they occur.
For the years ended December 31, 2020 and 2019, there were no awards granted by the Company of nonqualified options to purchase shares of common stock. The following table presents the awards granted by the Company of nonqualified options to purchase shares of common stock for the periods presented:

Year Ended December 31
2018
Date of grant	4/3/2018
Plan	2010
Options granted	5,000
Vesting period (beginning on the grant date)	21 months
Expiration date	4/3/2028
Expected volatility	21.15%
Expected life (years)	5.5
Expected dividend yield	1.94%
Risk free interest rate	2.62%
Fair value per option	$13.46

Under all of the Company’s stock based plans, the option exercise price is based upon the average of the high and low trading value of the stock on the date of grant. Stock option awards granted to date under all plans expire at various dates through 2028.
The following table presents relevant information relating to the Company’s stock options for the periods presented:

	Years Ended December 31
	2020	2019	2018
	(Dollars in thousands, except per share data)
Fair value of stock options vested based on grant date fair value	$22	$21	$85
Intrinsic value of stock options exercised	$404	$883	$1,525
Cash received from stock option exercises	$279	$396	$1,024
Tax benefit realized on stock option exercises	$114	$248	$429
Weighted average grant date fair value of options granted (per share)	n/a	n/a	$13.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of stock option award activity for the year ended December 31, 2020:

	Outstanding					Nonvested
	Stock Option Awards		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)	Stock Option Awards	Weighted Average Grant Date Fair Value
	(Dollars in thousands, except per share data)
Balance at January 1, 2020	38,500		$42.49			1,666	$13.46
Granted	—		—			—	—
Exercised	(10,000)		27.90			n/a	n/a
Vested	n/a		n/a			(1,666)	13.46
Forfeited	—		—			—	—
Expired	—		—			—	—
Balance at December 31, 2020	28,500	(2)	$47.61	3.99 years	$704	—	$—
Options outstanding, vested, and exercisable at December 31, 2020	28,500	(2)	$47.61	3.99 years	$704
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2020 of $72.33, which would have been received by in-the-money option holders had they all exercised their options as of that date.
(2)Inclusive of 20,000 vested stock options outstanding to Directors.
For the year ended December 31, 2020, all outstanding stock option awards are vested and there is no unrecognized compensation expense related to those options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock
The Company grants both time-vested restricted stock awards as well as performance-based restricted stock awards. During the years ended December 31, 2020, 2019, and 2018 the Company made the following restricted stock award grants:

	Shares Granted	Plan	Fair Value (1)	Vesting Period
Time-vested
2020
2/27/2020	46,550	2005	$70.24	Ratably over 5 years from grant date
4/15/2020	880	2005	$70.02	Ratably over 5 years from grant date
5/27/2020	9,438	2018	$72.86	Immediately upon grant date

2019
2/21/2019	43,250	2005	$83.87	Ratably over 5 years from grant date
3/15/2019	600	2005	$79.55	Ratably over 5 years from grant date
4/1/2019	1,090	2005	$82.62	Ratably over 3 years from grant date
5/21/2019	6,500	2018	$77.08	Immediately upon grant date

2018
2/15/2018	39,950	2005	$71.75	Ratably over 5 years from grant date
2/27/2018	1,150	2005	$72.60	Ratably over 5 years from grant date
5/15/2018	530	2005	$74.00	Ratably over 5 years from grant date
5/22/2018	6,000	2018	$76.58	Immediately upon grant date
11/15/2018	560	2005	$77.78	Ratably over 5 years from grant date

Performance-based
2/27/2020	17,100	2005	$70.24	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2023.
2/21/2019	15,900	2005	$83.87	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2022.
2/15/2018	16,300	2005	$71.75	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2021.
(1)The fair value of the restricted stock awards are based upon the average of the high and low prices at which the Company’s common stock traded on the date of grant. The holders of time-vested restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The holders of performance-based restricted stock awards do not participate in the rewards of stock ownership of the Company until vested. The holders of all restricted stock awards are not required to pay any consideration to the Company for the awards.
The following table presents the fair value of restricted stock awards that vesting during the periods presented:

	Years Ended December 31
	2020	2019	2018
	(Dollars in thousands)
Fair value of restricted stock awards upon vesting	$5,580	$6,005	$6,277

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of restricted stock award activity for the year ended December 31, 2020:

	Outstanding Restricted Stock Awards		Weighted Average Grant Price ($)
	(Dollars in thousands, except per share data)
Balance at January 1, 2020	193,784		$67.45
Granted	73,968		70.55
Vested/released	(75,197)		60.34
Forfeited	(11,050)		70.69
Balance at December 31, 2020	181,505	(1)	$71.46
Unrecognized compensation cost (inclusive of directors’ fees)				$7,787
Weighted average remaining recognition period (years)				2.96
(1)Inclusive of 10,300 restricted stock awards outstanding to Directors.

NOTE 12 DERIVATIVES AND HEDGING ACTIVITIES
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects information about the Company’s derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

December 31, 2020
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value (1)
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	1.18	0.22%	1.53%	$(1,341)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	450,000	2.66	0.15%	2.37%	27,021

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	2.66	0.15%	2.73% - 2.20%	21,764

Total	$925,000				$47,444

December 31, 2019
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value (1)
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	2.18	1.90%	1.53%	$140

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	450,000	3.66	1.76%	2.37%	12,907

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	3.66	1.76%	2.73% - 2.20%	9,896

Total	$925,000				$22,943
(1)Beginning in 2020, the Company made an election to include accrued interest within fair value balances.
The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 3.9 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $18.6 million (pre-tax) to be reclassified as an increase to interest income and $997,000 (pre-tax) to be reclassified as an increase to interest expense, from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at December 31, 2020.
During the year ended December 31, 2020, the Company accelerated the reclassification of a loss of approximately $684,000 from OCI to earnings as a result of the termination of one of its cash flow hedges. The Company exited the hedge and paid off the associated borrowing in 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized net amortization income that was an offset to interest expense related to previously terminated swaps of $231,000 for the year ended December 31, 2018. The Company did not recognize any amortization income related to previously terminated swaps for the years ended December 31, 2020 and 2019.
The Company had no fair value hedges for the years ended December 31, 2020, 2019 and 2018.
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
The Company is subject to over-the-counter derivative clearing requirements, which require certain derivatives to be cleared through central clearing houses. Accordingly, the Company began to clear certain derivative transactions through the Chicago Mercantile Exchange Clearing House ("CME") in December of 2019. This clearing house requires the Company to post initial and variation margin to mitigate the risk of non-payment, the latter of which is received or paid daily based on the net asset or liability position of the contracts.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the Company’s customer related derivative positions at the dates indicated below for those derivatives not designated as hedging:

	Number of Positions (1)	Notional Amount Maturing
		Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value (2)
	December 31, 2020
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	322	$102,999	$76,487	$149,265	$147,422	$1,222,557	$1,698,730	$127,226
Pay fixed, receive variable	313	$102,999	$76,487	$149,265	$147,422	$1,222,557	$1,698,730	$(127,216)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	33	$87,557	$5,300	$—	$—	$—	$92,857	$(4,214)
Buys U.S. currency, sells foreign currency	33	$87,557	$5,300	$—	$—	$—	$92,857	$4,224
Risk participation agreements
Participation out	12	$6,721	$—	$2,675	$7,307	$93,378	$110,081	$512
Participation in	8	$—	$30,649	$29,072	$—	$15,844	$75,565	$(118)
	December 31, 2019
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	299	$156,690	$125,203	$85,603	$165,599	$1,044,315	$1,577,410	$48,596
Pay fixed, receive variable	290	$156,690	$125,203	$85,603	$165,599	$1,044,315	$1,577,410	$(48,591)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	40	$91,434	$—	$—	$—	$—	$91,434	$(81)
Buys U.S. currency, sells foreign currency	40	$91,434	$—	$—	$—	$—	$91,434	$123
(1) The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
(2) Beginning in 2020, the Company made an election to include accrued interest within fair value balances.

Mortgage Derivatives
    The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans will likely be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was an increase of $1.3 million, an increase of $822,000 and a decrease of $51,000 for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
    The aggregate amount of net realized gains or losses on sales of loans included within mortgage banking income was $30.1 million, $13.2 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$48,786	(3)	$23,140	(3)	$1,342	(4)	$197	(4)
Derivatives not designated as hedges
Customer Related Positions:
Loan level derivatives	127,228	(3)	52,374	(3)	127,218	(4)	52,369	(4)
Foreign exchange contracts	4,359		1,191		4,349		1,149
Risk participation agreements	513		—		119		—
Mortgage Derivatives
Interest rate lock commitments	6,513		1,680		—		—
Forward sale loan commitments	—		—		1		12
Forward sale hedge commitments	—		—		1,035		196
Total derivatives not designated as hedges	138,613		55,245		132,722		53,726
Total	187,399		78,385		134,064		53,923

Netting Adjustments (5)	23		—		16,105		—
Net Derivatives on the Balance Sheet	187,422		78,385		117,959		53,923

Financial instruments (6)	48,786		24,882		48,786		24,882
Cash collateral pledged (received)	—		—		62,460		25,493
Net Derivative Amounts	$138,636		$53,503		$6,713		$3,548
(1)All asset derivatives are located in other assets on the balance sheet.
(2)All liability derivatives are located in other liabilities on the balance sheet.
(3)Approximately $1.2 million and $2.0 million of accrued interest receivable is included in the fair value of the interest rate and loan level asset derivatives, respectively, at December 31, 2020. Accrued interest receivable of approximately and $350,000 and $569,000 was excluded from the fair value of the interest rate and loan level asset derivatives, respectively, at December 31, 2019.
(4)Approximately $81,000 and $2.0 million of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities as of December 31, 2020. Accrued interest payable of approximately $4,000 and $569,000 was excluded from the fair value of the interest rate and loan level derivative liabilities, respectively, at December 31, 2019.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance. As displayed in the table above, derivatives that cleared through the CME were either in a net asset position or a net liability position at December 31, 2020.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Years Ended December 31
	2020	2019	2018
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$16,797	$10,331	$4,829
Gain reclassified from OCI into interest income or interest expense (effective portion)	$14,306	$2,346	$1,000
Loss reclassified from OCI into noninterest expense (loss on termination)	$(684)	$—	$—
Interest expense	$—	$—	$—
Other expense	—	—	—
Total	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$90	$39	$46
Other expenses	(199)	(18)	(29)
Changes in fair value of mortgage derivatives
Mortgage banking income	4,005	1,275	39
Total	$3,896	$1,296	$56

    The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $79.8 million and $26.0 million at December 31, 2020 and December 31, 2019, respectively. Although none of the contingency provisions have applied at December 31, 2020 and December 31, 2019, the Company has posted collateral to offset the net liability exposure with institutional counterparties.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company's exposure relating to institutional counterparties was $48.8 million and $25.4 million at December 31, 2020 and 2019, respectively. The Company’s exposure relating to customer counterparties was approximately $127.2 million and $51.0 million at December 31, 2020 and 2019, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 INCOME TAXES

    The provision for income taxes is comprised of the following components:

	Years Ended December 31
	2020	2019	2018
	(Dollars in thousands)
Current expense
Federal	$32,171	$27,980	$25,129
State	17,004	14,359	13,672
Total current expense	49,175	42,339	38,801
Deferred expense (benefit)
Federal	(10,872)	9,080	(3,080)
State	(6,634)	1,514	(1,417)
Total deferred expense (benefit)	(17,506)	10,594	(4,497)
Total expense	$31,669	$52,933	$34,304
The difference between the statutory federal income tax rate and the effective income tax rate reported for the last three years is detailed below:

	Years Ended December 31
	2020		2019		2018
	(Dollars in thousands)
Computed statutory federal income tax provision	$32,096	21.00%	$45,803	21.00%	$32,744	21.00%
State taxes, net of federal tax benefit	8,147	5.33%	12,262	5.63%	9,633	6.18%
CARES Act - net operating loss carryback	(4,809)	(3.15)%	—	—%	—	—%
Low Income Housing Project Investments	(1,851)	(1.21)%	(1,696)	(0.78)%	(1,030)	(0.66)%
Increase in cash surrender value of life insurance	(1,345)	(0.88)%	(1,144)	(0.52)%	(1,160)	(0.74)%
Stock-based compensation	(1,067)	(0.70)%	(824)	(0.38)%	(885)	(0.57)%
Nontaxable interest, net	(723)	(0.47)%	(757)	(0.35)%	(566)	(0.36)%
Change in valuation allowance	—	—%	17	0.01%	49	0.03%
New Markets Tax Credits	—	—%	(2,675)	(1.23)%	(3,960)	(2.54)%
Merger and other related costs (non-deductible)	—	—%	582	0.27%	130	0.08%
Other, net	1,221	0.80%	1,365	0.63%	(651)	(0.42)%
Total expense	$31,669	20.72%	$52,933	24.28%	$34,304	22.00%

On March 27, 2020 the CARES Act was signed into law, allowing the Company to realize a $4.8 million discrete tax benefit. This discrete benefit was associated with revised net operating loss (NOL) carryback provisions. The difference in enacted tax rates between the year of carryback versus carryforward resulted in a benefit recognized in income during the period that included the enactment date. Accordingly, the discrete benefit was fully recognized during the first quarter of 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax-effected components of the net deferred tax asset at December 31 of the years presented were as follows:

	2020	2019
	(Dollars in thousands)
Deferred tax assets
Accrued expenses not deducted for tax purposes	$13,804	$13,855
Allowance for credit losses	32,265	18,993
Employee and director equity compensation	1,548	1,708
Foreign Tax Credit Carryforward	89	—
Loan basis difference fair value adjustment	4,791	6,804
Net operating loss carry-forward	226	2,546
Operating lease liability	15,846	16,393
Other	999	1,311
Gross deferred tax assets	$69,568	$61,610
Valuation allowance	(280)	(187)
Total deferred tax assets net of valuation allowance	$69,288	$61,423
Deferred tax liabilities
Core deposit and other intangibles	$4,344	$5,802
Deferred loan fees, net	336	4,944
Derivatives fair value adjustment	13,036	6,461
Fixed assets	7,786	8,194
Goodwill	10,947	10,645
Net unrealized gain on securities available for sale	4,152	—
Prepaid pension	3,404	3,487
Right of use asset	12,979	15,911
Other	1,573	3,965
Gross deferred tax liabilities	$58,557	$59,409
Total net deferred tax asset	$10,731	$2,014
Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income in future periods.
At December 31, 2020, the Company had a foreign tax credit carryforward with a related deferred tax asset of $89,000 and net operating loss carryforwards with related deferred tax assets of $226,000, which if not utilized, will expire in 2026 and 2040, respectively. The Company believes that these deferred assets related to its carryforwards will not be fully realized and accordingly recorded a valuation allowance of $280,000 at December 31, 2020. The Company believes that it is more likely than not that the remaining deferred tax assets will be realized through future reversals of existing taxable temporary differences and by offsetting other future taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertainty in Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states.  The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2017 through 2019 tax years including any related income tax filings from its recent acquisitions.  The Company believes that its income tax returns have been filed based upon applicable statutes, regulations and case law in effect at the time of filing, however, the Internal Revenue Service ("IRS") and /or state jurisdictions could disagree with the Company's interpretation upon examination. The Company accounts for uncertainties in income taxes by providing a tax reserve for certain positions. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Dollars in thousands)
Balance at December 31, 2018	$215
Reduction of tax positions for prior years	(127)
Increase for current year tax positions	444
Balance at December 31, 2019	532
Reduction of tax positions for prior years	(58)
Balance at December 31, 2020	$474
Increases to the Company's unrealized tax positions occur as a result of accruing for the unrecognized tax benefit as well the accrual of interest and penalties related to prior year positions. Decreases in the Company's unrealized tax positions occur as a result of the statute of limitation lapsing on prior year positions and/or settlements relating to outstanding positions. The table above does not include the indirect federal benefit of state tax positions of approximately $104,000. All of the Company’s unrecognized tax benefits, including the indirect federal benefit of state tax positions, are recorded as a component of income tax expense. For the years ended December 31, 2020, 2019 and 2018 the Company recognized approximately $52,000, $10,000 and $24,000, respectively, in the provision for income taxes for interest and penalties related to uncertain tax positions. Accordingly, the Company has accrued approximately $95,000, $43,000 and $53,000 for the payment of interest and penalties as of December 31, 2020, 2019 and 2018, respectively, which are not included in the table above.

NOTE 14 LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits ("LIHTC") which provide the Company with tax credits and operating loss tax benefits over a minimum of 15 years. None of the original investment is expected to be repaid.
The following table presents certain information related to the Company's investments in low income housing projects as of December 31 of the years presented:

	2020	2019	2018
	(Dollars in thousands)
Original investment value	$128,752	$96,275	$50,232
Current recorded investment	$97,435	$72,510	$33,681
Unfunded liability obligation	$49,586	$34,967	$3,935
Tax credits and benefits earned during the year	$9,404	$7,342	$5,407
Amortization of investments during the year (1)	$7,552	$5,645	$4,377
Net income tax benefit recognized during the year	$1,851	$1,696	$1,030

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
The Company’s participation in the Pension Plan and the Peoples Plan (the "Pension Plans") for the annual period ended December 31, 2020, is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employer Identification Number ("EIN") and the three-digit plan number. The funding status of the Pension Plans is determined on the basis of the financial statements provided by the Fund using total plan assets and accumulated benefit obligation. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. The "Expiration Date of Collective-Bargaining Agreement" column lists the expiration dates of any collective-bargaining agreement(s) to which the Pension Plans are subject. Financial information for the Fund is made available through the public Form 5500 which is available by April 15th of the year following the plan year end.

		Funding Status of Pension Plan		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	Minimum Contributions Required for Future Periods
	EIN/Pension Plan Number	2020	2019
Pentegra defined benefit plan for financial institutions	13-5645888/333	At least 80 percent	At least 80 percent	No	No	N/A	$—
Contributions to the Fund are based on each individual employer’s experience. The Company bears the market risk relating to the Pension Plan and will continue to fund the Pension Plan as required. The Pension Plan year is July 1 through June 30. The Company’s total contributions to the Pension Plan did not represent more than 5% of the total contributions to the Pension Plan as indicated in the Pension Plan’s most recently available annual report dated June 30, 2020. The comparability of employer contributions is impacted by asset performance, discount rates and the reduction in the number of covered employees year over year.
The Company’s contributions to the Pension Plans were as follows for the periods indicated:

			Required Contributions - Plan Year Allocation
	Cash Payment	Future period funding	2020-2021	2019-2020	2018-2019
	(Dollars in thousands)
2020	$929	$—	$929	$—	$—
2019	$2,063	$—	$—	$2,063	$—
2018	$2,642	$2,000	$—	$—	$642

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with the acquisition of BHB in 2019, the Company acquired the Savings Banks Employees Retirement Association Pension Plan as adopted by BHB (the "BHB Plan").  The BHB Plan is administered by Savings Banks Employees Retirement Association (SBERA) and was frozen on October 31, 2014.  Accumulated benefits for participants earned through the end of October 2014 remain secured by the BHB Plan assets as of December 31, 2020 and 2019. Information pertaining to the BHB Plan is as follows:

	Years Ended December 31
	2020	2019
	(Dollars in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$11,653	$9,697
Actual return on plan assets	1,333	1,886
Employer contribution	—	505
Benefits paid	(761)	(435)
Settlement payments	—	—
Fair value of plan assets at end of year	$12,225	$11,653
Change in benefit obligation:
Benefit obligation at beginning of year	13,687	10,824
Interest cost	416	424
Actuarial loss	1,710	2,874
Benefits paid	(761)	(435)
Settlement payments	—	—
Benefit obligation at end of year	$15,052	$13,687
Funded status and accrued liability at end of year	$(2,827)	$(2,034)

Accumulated benefit obligation at end of year	$15,052	$13,687

At December 31, 2020 and 2019, the discount rate used to determine the benefit obligation was 2.35% and 3.11%, respectively.

The components of net period pension cost (benefit) are as follows:

	Years Ended December 31
	2020	2019
	(Dollars in thousands)
Interest cost	$416	$424
Expected return on plan assets	(908)	(780)
Amortization of net actuarial loss	541	327
Settlement loss	176	—
Net period pension cost (benefit)	$225	$(29)

The discount rate used to determine net periodic pension cost for the years ended December 31, 2020 and 2019 was 3.11% and 4.03%, respectively. The expected long-term rate of return on plan assets used to determine the net periodic pension cost for the years ended December 31, 2020 and 2019 was 8.00%. Assumptions with respect to the expected long-term rate of return are based on prevailing yields on high-quality, fixed-income investments increased by a premium for equity return expectations.

SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in SBERA. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment range from 47% to 61% of total portfolio assets. The remainder of the portfolio is allocated to fixed income securities with a target range of 24% to 38% and other investments including global asset allocation and hedge funds from 9% to 21%. The Trustees of SBERA, through the Association's Investment Committee ("AIC"), select investment managers for the common and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collective trust portfolio. A professional investment advisory firm is retained by the AIC to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify equity investments across a spectrum of investment types to limit risks from large market swings.

The fair value of major categories of the BHB Plan assets are summarized below:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2020
	(Dollars in thousands)
Collective funds	$1,300	1,300	$—	$—
Equity securities	3,239	3,239	—	—
Mutual funds	1,506	1,506	—	—
Total investments in the fair value hierarchy	$6,045	$6,045	$—	$—

Investments measured at net asset value (1)	6,180
	$12,225

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2019
	(Dollars in thousands)
Collective funds	$967	967	$—	$—
Equity securities	1,131	1,131	—	—
Mutual funds	3,628	3,628	—	—
Total investments in the fair value hierarchy	$5,726	$5,726	$—	$—

Investments measured at net asset value (1)	5,927
	$11,653
(1)Under the Fair Value Measurements and Disclosure Topic of the FASB ASC, certain investments that were measured at fair value at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

    There were no transfers to or from Level 1, 2 and 3 during the years ended December 31, 2020 and 2019.

The fair value hierarchy above was received from SBERA, the plan administrator. The BHB Plan assets measured at fair value in Level 1 are based on quoted market prices in an active exchange market. BHB Plan assets measured at fair value in Level 2, as applicable, are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. BHB Plan assets measured at fair value in Level 3, as applicable, are based on unobservable inputs, which include the SBERA’s assumptions and the best information available under the circumstance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments for the BHB Plan are presented below:

Amount
(Dollars in thousands)
2021	$843
2022	$628
2023	$635
2024	$566
2025	$567
2026-2030	$2,837

The Company’s total defined benefit plan expense was $1.9 million, $1.4 million, and $1.1 million, for the years ending December 31, 2020, 2019, and 2018, respectively.
Postretirement Benefit Plans
Employees retiring from the Bank after attaining age 65, who have rendered at least 10 years of continuous full time service with Rockland Trust are entitled to a fixed contribution toward the premium for postretirement health care benefits and a $5,000 benefit paid upon death. The health care benefits are subject to deductibles, co-payment provisions and other limitations. The Bank may amend or change these benefits periodically. Additionally, the Company has acquired small postretirement plans and/or agreements in conjunction with various acquisitions. The expense related to these plans for the years ending December 31, 2020, 2019, and 2018 was not material.
Supplemental Executive Retirement Plans
The Bank maintains frozen defined benefit supplemental executive retirement plans ("SERP") for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. The Bank also maintains defined benefit SERPs acquired from previous acquisitions. The Bank has established and funded rabbi trusts to accumulate funds in order to satisfy the contractual liability of these supplemental retirement plan benefits. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets included in the Company's available for sale securities portfolio totaled $19.1 million and $18.3 million at December 31, 2020 and 2019, respectively.
The following table shows the defined benefit supplemental retirement expense, and the contributions paid to the plans which were used only to pay the current year benefits for the years indicated:

	2020	2019	2018
	(Dollars in thousands)
Retirement expense	$1,770	$1,356	$1,683
Contributions paid	$475	$486	$434
Expected future benefit payments for the defined benefit supplemental executive retirement plans are presented below:

Defined Benefit Supplemental Executive Retirement Plans Expected Benefit Payments
(Dollars in thousands)
2021	$472
2022	$464
2023	$576
2024	$1,224
2025	$1,214
2026-2030	$5,921

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the defined benefit supplemental executive retirement plans' benefits is December 31 for each of the years reported. The following table illustrates the status of the defined benefit supplemental executive retirement plans at December 31 for the years presented:

	Defined Benefit Supplemental Executive Retirement Benefits
	2020	2019	2018
	(Dollars in thousands)
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$17,361	$14,963	$15,749
Service cost	505	433	459
Interest cost	518	601	533
Actuarial loss (gain)	2,843	1,850	(1,344)
Benefits paid	(475)	(486)	(434)
Benefit obligation at end of year	$20,752	$17,361	$14,963
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	475	486	434
Benefits paid	(475)	(486)	(434)
Fair value of plan assets at end of year	$—	$—	$—
Funded status at end of year	$(20,752)	$(17,361)	$(14,963)
Assets	—	—	—
Liabilities	(20,752)	(17,361)	(14,963)
Funded status at end of year	$(20,752)	$(17,361)	$(14,963)
Amounts recognized in accumulated other comprehensive income ("AOCI")
Net loss	$5,881	$3,509	$1,705
Prior service cost	218	494	770
Amounts recognized in AOCI	$6,099	$4,003	$2,475
Information for plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$20,752	$17,361	$14,963
Accumulated benefit obligation	$20,752	$17,361	$14,963
Net periodic benefit cost
Service cost	$505	$433	$459
Interest cost	518	601	533
Amortization of prior service cost	276	276	276
Recognized net actuarial loss	471	46	415
Net periodic benefit cost	$1,770	$1,356	$1,683
Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net actuarial loss	$471	$471	$41
Net prior service cost	$276	$276	$276
Discount rate used for benefit obligation	0.43 - 2.18%	2.00 - 3.04%	3.24 - 4.09%
Discount rate used for net periodic benefit cost	2.00 - 3.04%	3.24 - 4.09%	2.48 - 3.45%
Rate of compensation increase	n/a	n/a	n/a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Employee Benefits
The Bank may choose to create an incentive compensation plan for senior management and other officers to participate in at varying levels. In addition, the Bank may also pay a discretionary bonus to senior management, officers, and/or non-officers of the Bank. The expense for the incentive plans and the discretionary bonus amounted to $11.0 million, $16.3 million and $13.8 million in 2020, 2019 and 2018, respectively.
The Bank has an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 25% of each employee’s contributions up to the first 6% of the employee’s eligible earnings. The 401(k) Plan incorporates an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. The Company also provides three defined contributions under this Plan, providing the employees are deemed eligible. To be eligible for these contributions, an employee must complete one year and 1,000 hours of service. The defined contributions are made up of a safe harbor contribution, in which eligible employees receive a 3% cash contribution of eligible earnings to the social security limit, a discretionary contribution in which eligible employees receive a 2% cash contribution of eligible earnings up to the social security limit and a 5% cash contribution of eligible earnings over the social security limit up to the maximum amount permitted by law. Benefits contributed to employees under this defined contribution plan vest immediately. The defined contribution plan expense was $7.2 million, $6.6 million and $5.4 million for the years ended December 2020, 2019 and 2018, respectively.
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
The Company has a non-qualified 401(k) Restoration Plan ("Restoration Plan") for certain executive officers. The Restoration Plan is intended to contribute to each participant the amount of matching and discretionary contributions which would have been made to the existing Rockland Trust 401(k) plan on the participant's behalf, but were prohibited due to Internal Revenue Code limitations. Deferrals are invested at the election of the participant into one of the actively managed funds made available to the participant through the Company's Investment Management Group or in the Company's stock. These funds are held in a rabbi trust until the elected date of distribution. The Company recognized expense of $400,000, $356,000 and $278,000 related to this plan for services performed for the years ended December 31, 2020, 2019 and 2018, respectively.
Also as part of the Peoples acquisition in 2015, the Company assumed various Salary Continuation Agreements with certain current and former senior executives. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. Expense related to the Salary Continuation Agreements was $207,000, $295,000 and $287,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company also assumed a Peoples supplemental retirement plan with a former executive, whereby the amounts paid under this plan commenced upon the executive's retirement and continue until 2026. The expense related to the supplemental retirement plan for the years ended December 31, 2020, 2019 and 2018 was not material.
Additionally, in conjunction with the acquisition of BHB in 2019, the Company assumed an Employee Stock Ownership Plan and a 401(k) retirement plan. These plans were terminated subsequent to the acquisition and both were fully liquidated during the year ended December 31, 2020.
Director Benefits
The Company maintains two deferred compensation plans for the Company’s Board of Directors which permit non-employee directors to defer cash fees, one of which was in effect through December 31, 2018 and a new plan which was adopted effective January 1, 2019. Under the plan in effect through December 31, 2018, deferred compensation is invested in Company stock and held by the Company's Investment Management Group. Under the plan that took effect January 1, 2019, participating directors may defer all or a portion of their cash compensation into a choice of diversified investment portfolios comprised of stocks, bonds and cash. The amount of compensation deferred during 2020, 2019, and 2018 was $101,000, $180,000, and $142,000, respectively.
As a result of the Peoples acquisition during 2015, the Company assumed several Director Retirement Agreements. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. The expense related to the Director Retirement Agreements for the years ended December 31, 2020, 2019 and 2018 was not material.

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
Valuation Techniques
There were no changes in the valuation techniques used during the year ended December 31, 2020.
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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2020 and 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.
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
Other Real Estate Owned and Other Foreclosed Assets
Other Real Estate Owned ("OREO") and Other Foreclosed Assets, when applicable, are valued at the lower of cost or fair value of the property, less estimated costs to sell. The fair values are generally estimated based upon recent appraisal values of the property less costs to sell the property. Certain inputs used in appraisals are not always observable, and therefore OREO and Other Foreclosed Assets may be classified as Level 3 within the fair value hierarchy.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
	December 31, 2020
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$2,838	$2,838	$—	$—
Equity securities	22,107	22,107	—	—
Securities available for sale
U.S. government agency securities	24,116	—	24,116	—
Agency mortgage-backed securities	233,629	—	233,629	—
Agency collateralized mortgage obligations	91,683	—	91,683	—
State, county, and municipal securities	807	—	807	—
Single issuer trust preferred securities issued by banks and insurers	488	—	488	—
Pooled trust preferred securities issued by banks and insurers	1,056	—	—	1,056
Small business administration pooled securities	61,081	—	61,081	—
Loans held for sale	58,104	—	58,104	—
Derivative instruments	187,399	—	187,399	—
Liabilities
Derivative instruments	134,064	—	134,064	—
Total recurring fair value measurements	$549,244	$24,945	$523,243	$1,056

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans	$31,510	$—	$—	$31,510
Total nonrecurring fair value measurements	$31,510	$—	$—	$31,510

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
    All assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were valued using pricing models and discounted cash flow methodologies, as of December 31, 2020, 2019 and 2018. This reconciliation is presented in the table below for the periods indicated:

	2020	2019	2018
	(Dollars in thousands)
Pooled Trust Preferred Securities
Beginning balance	$1,114	$1,329	$1,640
Gain and (losses) (realized/unrealized)
Included in other comprehensive income	—	(26)	191
Settlements	(58)	(189)	(502)
Ending Balance	$1,056	$1,114	$1,329

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    The following table sets forth certain unobservable inputs regarding the Company's financial instruments that are classified as Level 3 as of December 31st of the years indicated:

Valuation Technique	Fair Value		Unobservable Inputs	Range		Weighted Average
	2020	2019		2020	2019	2020	2019
	(Dollars in thousands)
Discounted cash flow methodology
Pooled trust preferred securities	$1,056	$1,114	Cumulative prepayment	0% - 55%	0% - 57%	2.4%	2.6%
			Cumulative default	4% - 100%	2% - 100%	11.8%	13.5%
			Loss given default	85% - 100%	85% - 100%	94.0%	93.6%
			Cure given default	0% - 75%	0% - 75%	60.9%	60.9%
Appraisals of collateral (1)
Individually assessed collateral dependent loans	$31,510	n/a
Collateral dependent impaired loans	n/a	$25,515
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
	December 31, 2020
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. Treasury securities	$4,017	$4,077	$—	$4,077	$—
Agency mortgage-backed securities	356,085	374,121	—	374,121	—
Agency collateralized mortgage obligations	335,993	344,119	—	344,119	—
Single issuer trust preferred securities issued by banks	1,500	1,498	—	1,498	—
Small business administration pooled securities	26,917	28,362	—	28,362	—
Loans, net of allowance for credit losses (b)	9,247,964	9,253,381	—	—	9,253,381
Federal Home Loan Bank stock (c)	10,250	10,250	—	10,250	—
Cash surrender value of life insurance policies (d)	200,525	200,525	—	200,525	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$10,042,541	$10,042,541	$—	$10,042,541	$—
Time certificates of deposits (f)	950,629	955,598	—	955,598	—
Federal Home Loan Bank borrowings (f)	35,740	35,885	—	35,885	—
Long-term borrowings (f)	32,773	32,033	—	32,033	—
Junior subordinated debentures (g)	62,851	70,238	—	70,238	—
Subordinated debentures (f)	49,696	46,486	—	—	46,486

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2019
Financial assets	(Dollars in thousands)
Securities held to maturity (a)
U.S. government agency securities	$12,874	$12,997	$—	$12,997	$—
U.S. Treasury securities	4,032	4,053	—	4,053	—
Agency mortgage-backed securities	397,414	405,802	—	405,802	—
Agency collateralized mortgage obligations	293,662	297,314	—	297,314	—
Single issuer trust preferred securities issued by banks	1,500	1,490	—	1,490	—
Small business administration pooled securities	31,324	31,607	—	31,607	—
Loans, net of allowance for loan losses (b)	8,780,384	8,613,635	—	—	8,613,635
Federal Home Loan Bank stock (c)	14,424	14,424	—	14,424	—
Cash surrender value of life insurance policies (d)	197,372	197,372	—	197,372	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$7,752,052	$7,752,052	$—	$7,752,052	$—
Time certificates of deposits (f)	1,395,315	1,396,760	—	1,396,760	—
Federal Home Loan Bank borrowings (f)	115,748	115,881	—	115,881	—
Long-term borrowings (f)	74,906	72,219	—	72,219	—
Junior subordinated debentures (g)	62,848	65,603	—	65,603	—
Subordinated debentures (f)	49,601	52,870	—	—	52,870
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
(c)Federal Home Loan Bank stock has no quoted market value and is carried at cost, therefore the carrying amount approximates fair value.
(d)Cash surrender value of life insurance is recorded at its cash surrender value (or the amount that can be realized upon surrender of the policy), therefore carrying amount approximates fair value.
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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated for the periods indicated:

	Years Ended December 31
	2020	2019	2018
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$15,121	$20,040	$18,327
Interchange fees	12,564	18,262	15,433
ATM fees	2,476	3,224	2,961
Investment management - wealth management and advisory services	27,157	25,940	23,441
Investment management - retail investments and insurance revenue	2,275	2,779	2,714
Merchant processing income	1,299	1,175	1,401
Credit card income	778	—	—
Other noninterest income	4,235	8,696	4,432
Total noninterest income in-scope of ASC 606	65,905	80,116	68,709
Total noninterest income out-of-scope of ASC 606	45,535	35,178	19,796
Total noninterest income	$111,440	115,294	$88,505

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

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Receivables, included in other assets	$4,636	$2,341

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Year Ended December 31, 2020
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$11,686	$(2,829)	$8,857
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	11,686	(2,829)	8,857

Change in fair value of cash flow hedges	36,994	(10,406)	26,588
Less: net cash flow hedge gains reclassified into interest income or interest expense	14,306	(4,023)	10,283
Less: loss on termination of hedge reclassified into noninterest expense	(684)	192	(492)
Net change in fair value of cash flow hedges	23,372	(6,575)	16,797

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(5,785)	1,627	(4,158)
Amortization of net actuarial losses	982	(276)	706
Amortization of net prior service costs	276	(78)	198
Amortization of net settlement costs	176	(50)	126
Net change in other comprehensive income for defined benefit postretirement plans (2)	(4,351)	1,223	(3,128)
Total other comprehensive income	$30,707	$(8,181)	$22,526

	Year Ended December 31, 2019
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$12,055	$(2,761)	$9,294
Less: net security losses reclassified into other noninterest expense	(1,462)	411	(1,051)
Net change in fair value of securities available for sale	13,517	(3,172)	10,345

Change in fair value of cash flow hedges	16,725	(4,708)	12,017
Less: net cash flow hedge gains reclassified into interest income or interest expense	2,346	(660)	1,686
Net change in fair value of cash flow hedges	14,379	(4,048)	10,331

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(2,123)	597	(1,526)
Amortization of net actuarial gains	(8)	2	(6)
Amortization of net prior service costs	276	(78)	198
Net change in other comprehensive income for defined benefit postretirement plans (2)	(1,855)	521	(1,334)
Total other comprehensive income	$26,041	$(6,699)	$19,342

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2018
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(5,923)	$1,422	$(4,501)
Less: net security gains reclassified into other noninterest income (expense)	—	—	—
Net change in fair value of securities available for sale	(5,923)	1,422	(4,501)

Change in fair value of cash flow hedges	7,717	(2,169)	5,548
Less: net cash flow hedge gains reclassified into interest income or interest expense (1)	1,000	(281)	719
Net change in fair value of cash flow hedges	6,717	(1,888)	4,829

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	1,521	(428)	1,093
Amortization of net actuarial losses	372	(105)	267
Amortization of net prior service costs	276	(78)	198
Net change in other comprehensive income for defined benefit postretirement plans (2)	2,169	(611)	1,558
Total other comprehensive income	$2,963	$(1,077)	$1,886
(1)Includes the amortization of the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in 2009. The original gain of $1.4 million, net of tax, was recognized in earnings through December 2018, the original maturity date of the swap.
(2)The amortization of prior service costs is included in the computation of net periodic pension costs as disclosed in Note 15 - Employee Benefit Plans.
Effective January 1, 2018, the Company elected to reclassify certain tax effects from accumulated other comprehensive income to retained earnings, related to items that were stranded in other comprehensive income as a result of the Tax Cuts and Jobs Act of 2017. A description of the other income tax effects that were reclassified as a result of the Tax Act are listed in the table below.
Information on the Company's accumulated other comprehensive income (loss), net of tax, was comprised of the following components for the periods indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in Thousands)
Beginning balance: January 1, 2018	$(504)	$948	$137	$(2,412)	$(1,831)
Opening balance reclassification	(111)	205	29	(520)	(397)
Cumulative effect accounting adjustment	(831)	—	—	—	(831)
Other comprehensive income (loss)	(4,501)	4,995	(166)	1,558	1,886
Ending balance: December 31, 2018	$(5,947)	$6,148	$—	$(1,374)	$(1,173)
Other comprehensive income (loss)	10,345	10,331	—	(1,334)	19,342
Ending balance: December 31, 2019	$4,398	$16,479	$—	$(2,708)	$18,169
Other comprehensive income (loss)	8,857	16,797	—	(3,128)	22,526
Ending balance: December 31, 2020	$13,255	$33,276	$—	$(5,836)	$40,695

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

As of December 31, 2020, the Company had entered into 97 noncancelable operating lease agreements for office space, space for ATM locations and certain branch locations, several of which contain renewal options to extend lease terms for a period of 1 to 10 years. The Company has no financing leases outstanding and no leases with residual value guarantees.

As of December 31, 2020, the Company did not have any material sub-lease agreements.
The Company's right-of-use asset related to operating leases totaled $49.7 million and $56.6 million at December 31, 2020 and 2019, respectively, and are recognized in the Company's Consolidated Balance Sheet in other assets.
During 2020, the Company made the decision to exit two branch locations. As a result of these closures, the Company recognized an impairment charge of $4.2 million reflecting accelerated lease termination costs and the write-off of leasehold improvements associated with the locations.

The following table provides information related to the Company's lease cost for the periods indicated:

	Years Ended December 31
	2020	2019
	(Dollars in thousands)
Operating lease cost (1)	$16,881	$10,718
Short-term lease cost	16	116
Variable lease cost	—	—
Total lease cost	$16,897	$10,834
(1) Operating lease cost for the year ended December 31, 2020 includes impairment losses associated with two branch closure decisions.

As of December 31, 2020, the weighted average remaining lease term for operating leases was 5.59 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.13%.

The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding at December 31, 2020 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in the Company's Consolidated Balance Sheet in other liabilities:

(Dollars in thousands)
2021	$16,083
2022	10,725
2023	8,769
2024	7,237
2025	6,102
Thereafter	11,192
Total minimum lease payments	60,108
Less: amount representing interest	3,752
Present value of future minimum lease payments	$56,356

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
    Standby letters of credit are written conditional commitments issued to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment were funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and other covenants similar to those contained in loan agreements.
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
The following table summarizes the above financial instruments at the dates indicated:

	As of December 31
	2020	2019
	(Dollars in thousands)
Commitments to extend credit	$3,301,692	$3,337,930
Standby letters of credit	$20,686	$21,565
Deferred standby letter of credit fees	$164	$158
Loan exposures with recourse	$303,265	$404,532

Other Contingencies
At December 31, 2020, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
Historically, the Bank was required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston, however the reserve requirement was reduced to zero by the Federal Reserve during the first quarter of 2020 in response to the COVID-19 pandemic, and as such, there was no reserve requirement at December 31, 2020. There was also no reserve requirement balance necessary at December 31, 2019 due to cash balances held at the Federal Reserve that were in excess of reserve requirements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
At December 31, 2020 the most recent notification from the Federal Deposit Insurance Corporation indicated that the Bank's capital levels met or exceeded the minimum levels to be considered "well capitalized" for bank regulatory purposes. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2020 and 2019, that the Company and the Bank met all capital adequacy requirements to which they are subject.
The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2020 and 2019 are also presented in the table that follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	December 31, 2020
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$1,374,349	15.13%	$726,482	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$1,150,177	12.67%	$408,646	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$1,211,177	13.34%	$544,861	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets) leverage	$1,211,177	9.56%	$506,805	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$1,320,056	14.54%	$726,313	≥	8.0%	$907,892	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$1,206,566	13.29%	$408,551	≥	4.5%	$590,130	≥	6.5%
Tier 1 capital (to risk weighted assets)	$1,206,566	13.29%	$544,735	≥	6.0%	$726,313	≥	8.0%
Tier 1 capital (to average assets) leverage	$1,206,566	9.54%	$505,747	≥	4.0%	$632,184	≥	5.0%
	December 31, 2019
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$1,352,341	14.83%	$729,291	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$1,171,963	12.86%	$410,226	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$1,232,963	13.53%	$546,969	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	$1,232,963	11.28%	$437,271	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$1,275,611	14.00%	$728,868	≥	8.0%	$911,085	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$1,205,740	13.23%	$409,988	≥	4.5%	$592,205	≥	6.5%
Tier 1 capital (to risk weighted assets)	$1,205,740	13.23%	$546,651	≥	6.0%	$728,868	≥	8.0%
Tier 1 capital (to average assets)	$1,205,740	11.06%	$435,886	≥	4.0%	$544,857	≥	5.0%
In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. The Company's capital levels exceeded the minimum requirement plus the buffer of 2.5% as of December 31, 2020 and 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend Restrictions
The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company for the year ended December 31, 2020 and 2019 totaled $166.0 million and $181.7 million, respectively.
Trust Preferred Securities
In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities included in the consolidated financial statements. At both December 31, 2020 and 2019, there were $61.0 million in trust preferred securities that have been included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.

NOTE 22 PARENT COMPANY FINANCIAL STATEMENTS
Condensed financial information relative to the balance sheets of Independent Bank Corp., as the parent company, at December 31, 2020 and 2019 and the related statements of income and cash flows for the years ended December 31, 2020, 2019, and 2018 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.
BALANCE SHEETS

	December 31
	2020	2019
	(Dollars in thousands)
Assets
Cash (1)	$100,604	$135,688
Investments in subsidiaries (2)	1,761,383	1,743,435
Prepaid income taxes	1,927	31,586
Deferred tax asset	642	612
Derivative instruments (1)	—	290
Total assets	$1,864,556	$1,911,611
Liabilities and stockholders’ equity
Dividends payable	$15,164	$15,126
Long-term borrowings (less unamortized debt issuance costs of $40 and $94)	32,773	74,906
Junior subordinated debentures (less unamortized debt issuance costs of $37 and $40)	62,851	62,848
Subordinated debentures (less unamortized debt issuance costs of $304 and $399)	49,696	49,601
Derivative instruments (1)	569	—
Other liabilities	818	987
Total liabilities	161,871	203,468
Stockholders’ equity	1,702,685	1,708,143
Total liabilities and stockholders’ equity	$1,864,556	$1,911,611
(1)Entire balance eliminates in consolidation.
(2)Majority of balance eliminates in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF INCOME

	Years Ended December 31
	2020	2019	2018
	(Dollars in thousands)
Income
Dividends received from subsidiaries (1)	$166,033	$181,790	$71,255
Total income	166,033	181,790	71,255
Expenses
Interest expense	5,432	8,236	4,234
Total expenses	5,432	8,236	4,234
Income before income taxes and equity in undistributed income of subsidiaries	160,601	173,554	67,021
Income tax benefit	(1,499)	(2,262)	(1,151)
Income of parent company	162,100	175,816	68,172
Equity (deficit) in undistributed income of subsidiaries	(40,933)	(10,641)	53,450
Net income	$121,167	$165,175	$121,622
(1)Majority of balance eliminates in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2020	2019	2018
	(Dollars in thousands)
Cash flows from operating activities
Net income	$121,167	$165,175	$121,622
Adjustments to reconcile net income to cash provided by operating activities
Amortization	152	157	54
Deferred income tax expense	284	1,021	49
Change in prepaid income taxes and other assets (1)	(475)	20,556	135
Change in other liabilities	(169)	(4,613)	6
Deficit (equity) in undistributed income of subsidiaries	40,933	10,641	(53,450)
Net cash provided by operating activities	161,892	192,937	68,416
Cash flows used in investing activities
Cash paid for acquisitions, net of cash acquired (2)	—	(148,297)	(13,649)
Net cash used in investing activities	—	(148,297)	(13,649)
Cash flows provided by (used in) financing activities
Proceeds from line of credit, net of issuance costs	—	49,980	—
Repayment of line of credit, net of issuance costs	—	(49,980)	—
Proceeds from (repayments of) long-term debt, net of issuance costs	(42,187)	74,867	—
Repayments of junior subordinated debentures, net of issuance costs	—	(13,329)	—
Proceeds from issuance of subordinated debentures, net of issuance costs	—	49,526	—
Repayments of subordinated debentures, net of issuance costs	—	(34,767)	—
Restricted stock awards issued, net of awards surrendered	(1,187)	(1,463)	(1,371)
Net proceeds from exercise of stock options	197	281	184
Proceeds from shares issued under the direct stock purchase plan	2,132	4,951	2,712
Payments for shares repurchased under share repurchase program	(95,091)	—	—
Common dividends paid	(60,840)	(53,274)	(40,167)
Net cash provided by (used in) financing activities	(196,976)	26,792	(38,642)
Net increase (decrease) in cash and cash equivalents	(35,084)	71,432	16,125
Cash and cash equivalents at the beginning of the year	135,688	64,256	48,131
Cash and cash equivalents at the end of the year	$100,604	$135,688	$64,256
(1)Reflected in this line for the year ended December 31, 2020 is a noncash adjustment which decreased prepaid income taxes and increased investment in subsidiary by $30.1 million, which represents a reallocation of a tax asset from the parent to the bank subsidiary.
(2)The majority of the net assets acquired at the parent company level represent each of the acquired companies' investments in their wholly owned subsidiaries, which were eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2020	2019	2020	2019	2020	2019	2020	2019
			(Dollars in thousands, except per share data)
Interest income	$107,380	$91,543	$99,965	$122,144	$97,919	$119,624	$96,805	$113,703
Interest expense	13,076	9,018	8,867	16,125	7,036	15,026	5,362	13,710
Net interest income	94,304	82,525	91,098	106,019	90,883	104,598	91,443	99,993
Provision for credit losses	25,000	1,000	20,000	1,000	7,500	—	—	4,000
Total noninterest income	26,435	21,533	28,190	28,648	29,347	31,816	27,468	33,297
Total noninterest expenses	66,840	56,311	66,607	93,032	66,658	67,533	73,727	67,445
Provision for income taxes	2,148	11,522	7,779	10,007	11,199	17,036	10,543	14,368
Net income	$26,751	$35,225	$24,902	$30,628	$34,873	$51,845	$34,641	$47,477
Basic earnings per share	$0.78	$1.25	$0.76	$0.89	$1.06	$1.51	$1.05	$1.38
Diluted earnings per share	$0.78	$1.25	$0.76	$0.89	$1.06	$1.51	$1.05	$1.38

Weighted average common shares (basic)	34,184,431	28,106,184	32,944,761	34,313,492	32,951,918	34,361,176	32,964,090	34,374,953
Common stock equivalents	36,827	54,466	28,098	41,878	24,758	39,390	26,348	46,245
Weighted average common shares (diluted)	34,221,258	28,160,650	32,972,859	34,355,370	32,976,676	34,400,566	32,990,438	34,421,198

Unusual or infrequently occurring items
Items within noninterest income
Gain on sale of loans	$—	$—	$—	$—	$—	$951	$—	$—
Total	$—	$—	$—	$—	$—	$951	$—	$—
Items within noninterest expense
Loss on termination of derivatives	—	—	—	—	684	—	—	—
Merger and acquisition expense	$—	$1,032	$—	$24,696	$—	$705	$—	$—
Adjustment for tax effect of previously incurred merger and acquisition expense	—	650	—	—	—	—	—	—
Total	$—	$1,682	$—	$24,696	$684	$705	$—	$—

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

Lending Activities

The following information represents annual activity of loans to related parties for the periods indicated:

	2020	2019
	(Dollars in thousands)
Principal balance of loans outstanding at beginning of year	$55,830	$41,170
Loan advances (1)	45,308	49,771
Loan payments/payoffs	(74,795)	(35,111)
Principal balance of loans outstanding at end of year	$26,343	$55,830

(1)The 2019 amount includes $7.0 million of BHB acquired loans associated with director, which represent the outstanding loans balances at the effective date of appointment.

At December 31, 2020 and 2019, there were no loans to related parties which were past due, on nonaccrual status or that had been restructured as part of a troubled debt restructuring.

Deposits
At December 31, 2020 and 2019, the amount of deposit balances of related parties totaled $22.9 million and $13.0 million, respectively.

Lease Commitments
There were no material leases with related parties during the years ended December 31, 2020 and 2019.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to the Company’s internal control over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal control over financial reporting to minimize any impact on the design and operating effectiveness.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.
The Company's independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting, which appears below:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Corp.

Opinion on Internal Control over Financial Reporting
We have audited Independent Bank Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2020 consolidated financial statements of the Company and our report dated February 26, 2021 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 26, 2021

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required herein is incorporated by reference from the Company’s definitive proxy statement relating to its May 20, 2021 Annual Meeting of Shareholders (the "2021 Proxy Statement"), which will be filed with the SEC within 120 days following the fiscal year ended December 31, 2020 under the headings of "Board of Director Information - Current Board Members," "Board of Director Information - Corporate Governance Information," "Board of Director Information - Shareholder Director Nominations and Recommendations," "Board of Director Information - Report of the Audit Committee," "Executive Officer Information - Executive Officers," and "Delinquent Section 16(a) Reports."

ITEM 11.    EXECUTIVE COMPENSATION
The information required herein is incorporated by reference from the 2021 Proxy Statement under the heading "Executive Officer Information" and "Board of Director Information - Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2020 about the securities authorized for issuance under the Company’s equity compensation plans, consisting of the 2005 Employee Stock Plan and the 2018 Nonemployee Director Stock Plan. The Company’s shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.
Equity Compensation Plans

Equity Compensation Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plans approved by security holders	28,500	$47.61	676,943	(1)
Plans not approved by security holders	—	—	—
TOTAL	28,500	$47.61	676,943
(1)There are 398,881 shares available for future issuance under the 2005 Employee Stock Plan and there are 278,062 shares available for future issuance under the 2018 Non-Employee Director Stock Plan. Shares under the 2005 and 2018 Plans may be issued as stock options or restricted stock awards.
The information required herein under Item 403 of Regulation S-K regarding the security ownership of management and certain beneficial owners is incorporated by reference from the 2021 Proxy Statement under the heading "Stock Ownership and Other Matters."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required herein is incorporated by reference from the 2021 Proxy Statement under the heading "Board of Director Information - Related Party Transactions" and "Board of Director Information - Director Independence."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required herein is incorporated by reference from the 2021 Proxy Statement under the heading "Proposals to be Voted upon at the Annual Meeting - Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 2)."
PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed as Part of this Report
(1) The following financial statements are incorporated herein by reference from Item 8 hereto:
Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm.
Consolidated balance sheets as of December 31, 2020 and 2019.
Consolidated statements of income and comprehensive income for each of the years in the three-year period ended December 31, 2020.
Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2020.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2020.
Notes to Consolidated Financial Statements.
(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.
(3) The exhibits that are filed as part of this Report, are list below in the Exhibits Index.
(b) The exhibits that are filed as part of this Report are listed below in the Exhibits Index.
(c) All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

Exhibits Index

No.	Exhibit
3.1	Restated Articles of Organization, as adopted July 16, 2015, incorporated herein by reference to Exhibit 3.2 to Form 8-K filed on July 20, 2015.
3.2
Amended and Restated Bylaws of the Company, as adopted October 19, 2017, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on October 23, 2017mended and Restated Bylaws of the Company, as adopted October 19, 2017, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on October 23, 2017.

4.1	Specimen Common Stock Certificate, incorporated herein by reference to Form 10-K for the year ended December 31, 1992, filed on March 29, 1993 (paper filing).
4.2
Indenture of Registrant relating to the Junior Subordinated Debt Securities issued to Independent Capital Trust V, incorporated herein by reference to Exhibit 4.13 to Form 10-K for the year ended December 31, 2006, filed on February 28, 2007.

4.3
Forms of Capital Securities Purchase Agreements for Independent Capital Trust V, incorporated herein by reference to Exhibit 4.18 to Form 10-K for the year ended December 31, 2006, filed on February 28, 2007.

4.4
Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (incorporated herein by reference to Exhibit A to Exhibit 4.13 to From 10-K for the year ended December 31, 2006, filed on February 27, 2007).

4.5
Form of Certificate of Capital Security for Independent Capital Trust V (incorporated herein by reference to Exhibit A-1 to Exhibit 4.15 to Form 10-K for the year ended December 31, 2006, filed on February 27, 2007).rm of Certificate of Capital Security for Independent Capital Trust V (incorporated herein by reference to Exhibit A-1 to Exhibit 4.15 to Form 10-K for the year ended December 31, 2006, filed on February 27, 2007).

4.6
Amended and Restated Declaration of Trust for Independent Capital Trust V, incorporated herein by reference to Exhibit 4.15 to Form 10-K for the year ended December 31, 2006, filed on February 28, 2007.

4.7	Guarantee Agreement relating to Independent Capital Trust V, incorporated herein by reference to Exhibit 4.17 to Form 10-K for the year ended December 31, 2006, filed on February 28, 2007.
4.8
Issuing and Paying Agency Agreement, dated March 14, 2019, by and between Independent Bank Corp. and U.S. Bank National Association, as the issuing and paying agent, incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on March 18, 2019.

4.9	Form of Fixed-to-Floating Rate Subordinated Notes Due 2029, incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on March 18, 2019.
4.10	Independent Bank Corp. 2014 Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Form S-3 filed on October 28, 2020.#
4.11	Description of Securities, incorporated herein by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 2019, filed on February 27, 2020.*
10.1
Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000), incorporated herein by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2000, filed on March 29, 2001. #

10.2
Independent Bank Corp. and Rockland Trust Company 2019 Nonqualified Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 2019, filed on February28, 2019. #

10.3
Form of Indemnification Agreement between Independent Bank Corp. and certain Directors, incorporated herein by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2019, filed on February 28, 2019. #

10.4	Rockland Trust Company Amended and Restated Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 99.8 to Form 8-K filed on November 21, 2008.#
10.5	Rockland Trust Company Employee Savings, Profit Sharing and Stock Ownership Plan, incorporated herein by reference to Exhibit 4.2 to Form S-8 filed on April 16, 2010.#
10.6	Rockland Trust Company Third Amended and Restated 401(k) Restoration Plan, incorporated herein by reference to Exhibit 10.4 to Form 10-K filed on February 27, 2018. #

10.7
Independent Bank Corp. and Rockland Trust Company Amended and Restated Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.5 to Form 10-K filed on February 27, 2018 (SEC File No. 001-09047).#

10.8
Second Amended and Employment Agreements by and between Christopher Oddleifson, Rockland Trust and Independent Bank Corp., incorporated herein by reference to Exhibit 99.1 to Form 8-K filed on November 21, 2008. #

10.9	Amended and Restated Employment Agreements by and between Gerard F. Nadeau and Rockland Trust, incorporated herein by reference to Exhibit 99.5 to Form 8-K filed on November 21, 2008. #
10.10
Amended and Restated Employment Agreement by and between Edward H. Seksay and the Company and/or Rockland Trust, incorporated herein by reference to Exhibit 99.6 to Form 8-K filed on November 21, 2008 (SEC File No. 001-09047). #

10.11
Third Amended and Restated Employment Agreements by and between each of Barry H. Jensen and Rockland Trust and Robert D. Cozzone and Rockland Trust dated September 5, 2013, incorporated herein by reference to Exhibit 10.8 to Form 10-Q, for the quarter ended September 30, 2013, filed on November 6, 2013. #

10.12	Employment Agreement between Mark J. Ruggiero and Rockland Trust, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on April 1,2019. #
10.13	Independent Bank Corp. 2017 Executive Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2017 filed on May 4, 2017. #
10.14	Independent Bank Corp. Second Amended and Restated 2005 Employee Stock Plan, incorporated herein by reference to Annex A to the Definitive Proxy Statement filed on March 25, 2014. #
10.15	Form of Stock Option Agreement for the Company's Chief Executive Officer, incorporated herein by reference to Exhibit 99.1 to Form 8-K filed on December 20, 2005.#
10.16	Form of Stock Option Agreement for the Company's Executive Officers, incorporated herein by reference to Exhibit 99.2 to Form 8-K filed on December 20, 2005.#
10.17
Form of Performance Based Restricted Stock Agreement for the Company's Chief Executive Officer, incorporated herein by reference to Exhibit 10.14 to Form 10-K, for the year ended December 31, 2017 filed on February 27, 2018.#

10.18
Form of Performance Based Restricted Stock Agreement for the Company's Executive Officers, incorporated herein by reference to Exhibit 10.15 to Form 10-K, for the year ended December 31, 2017, filed on February 27, 2018. #

10.19
Form of Chief Executive Officer Time Vesting Restricted Stock Agreement, incorporated here in by reference to Exhibit 10.16 to Form 10-K, for the year ended December 31, 2017, filed on February 27, 2018. #

10.20
Form of Independent Bank Corp. Executive Officer Time Vesting Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.17 to Form 10-K, for the year ended December 31, 2017, filed on February 27, 2018. #

10.21	Independent Bank Corp. 2018 Nonemployee Director Stock Plan, incorporated here in by reference to Exhibit 4.1 to Form S-8 filed on May 18, 2018. #
10.22
Independent Bank Corp. 2018 Restricted Stock Agreement for Nonemployee Director, incorporated here in by reference to Exhibit 10.21 to Form 10-K, for the year ended December 31, 2018, filed on February 28, 2019. #

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

10.30	Term Note, dated March 28, 2019 by and between Independent Bank Corp. and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.3 to Form 8-K filed on March 28, 2019.

21.1	Subsidiaries of Independent Bank Corp incorporated herein by reference to Exhibit 21.1 to Form 10-K filed on February 27, 2020.+
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002.+
101	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

+	Furnished herewith

#	Management contract or compensatory plan or arrangement.

++	Confidential treatment has been granted for certain portions of this exhibit pursuant to a confidential treatment order granted by the SEC. The omitted portions have been separately filed with the SEC.
ITEM 16.    FORM 10-K SUMMARY

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT BANK CORP.

/s/ CHRISTOPHER ODDLEIFSON
Christopher Oddleifson, Chief Executive Officer and President
Date: February 26, 2021
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

/s/ CHRISTOPHER ODDLEIFSON	Director, CEO/President	Date:	February 26, 2021
Christopher Oddleifson	(Principal Executive Officer)

/s/ DONNA L. ABELLI	Director and Chairman of the Board	Date:	February 26, 2021
Donna L. Abelli

/s/ MARK RUGGIERO	CFO (Principal Financial Officer and Principal Accounting Officer)	Date:	February 26, 2021
Mark Ruggiero

/s/ WARREN Q. FIELDS	Director	Date:	February 26, 2021
Warren Q. Fields

/s/ MICHAEL P. HOGAN	Director	Date:	February 26, 2021
Michael P. Hogan

/s/ KEVIN J. JONES	Director	Date:	February 26, 2021
Kevin J. Jones

/s/ MARY L. LENTZ	Director	Date:	February 26, 2021
Mary L. Lentz

/s/ EILEEN C. MISKELL	Director	Date:	February 26, 2021
Eileen C. Miskell

/s/ JOHN J. MORRISSEY	Director	Date:	February 26, 2021
John J. Morrissey

/s/ GERARD F. NADEAU	Director	Date:	February 26, 2021
Gerard F. Nadeau

/s/ DANIEL F. O’BRIEN	Director	Date:	February 26, 2021
Daniel F. O’Brien

/s/ SCOTT K. SMITH	Director	Date:	February 26, 2021
Scott K. Smith

/s/ FREDERICK TAW	Director	Date:	February 26, 2021
Frederick Taw

/s/ THOMAS R. VENABLES	Director	Date:	February 26, 2021
Thomas R. Venables