Form 10-Q
period 2021-03-31
INDEPENDENT BANK CORP
filed 2021-05-06
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of May 4, 2021, there were 33,030,954 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	March 31 2021	December 31 2020
Assets
Cash and due from banks	$126,651	$169,460
Interest-earning deposits with banks	1,642,688	1,127,176
Securities
Trading	3,269	2,838
Equity	22,419	22,107
Available for sale (amortized cost $593,167 and $395,453)	600,213	412,860
Held to maturity (fair value $820,430 and $752,177)	805,529	724,512
Total securities	1,431,430	1,162,317
Loans held for sale (at fair value)	41,632	58,104
Loans
Commercial and industrial	2,086,671	2,103,152
Commercial real estate	4,177,617	4,173,927
Commercial construction	516,362	553,929
Small business	174,211	175,023
Residential real estate	1,241,789	1,296,183
Home equity - first position	610,907	633,142
Home equity - subordinate positions	417,588	435,648
Other consumer	21,546	21,862
Total loans	9,246,691	9,392,866
Less: allowance for credit losses	(107,549)	(113,392)
Net loans	9,139,142	9,279,474
Federal Home Loan Bank stock	10,250	10,250
Bank premises and equipment, net	115,945	116,393
Goodwill	506,206	506,206
Other intangible assets	21,689	23,107
Cash surrender value of life insurance policies	241,365	200,525
Other assets	496,916	551,289
Total assets	$13,773,914	$13,204,301
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$4,136,259	$3,762,306
Savings and interest checking accounts	4,242,235	4,047,332
Money market	2,346,985	2,232,903
Time certificates of deposit of $100,000 and over	465,182	525,424
Other time certificates of deposits	402,863	425,205
Total deposits	11,593,524	10,993,170
Borrowings
Federal Home Loan Bank borrowings	35,717	35,740
Long-term borrowings (less unamortized debt issuance costs of $26 and $40)	28,099	32,773

Junior subordinated debentures (less unamortized debt issuance costs of $37 and $37)	62,851	62,851
Subordinated debentures (less unamortized debt issuance costs of $280 and $304)	49,720	49,696
Total borrowings	176,387	181,060
Other liabilities	288,632	327,386
Total liabilities	12,058,543	11,501,616
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 33,024,882 shares at March 31, 2021 and 32,965,692 shares at December 31, 2020 (includes 144,790 and 135,205 shares of unvested participating restricted stock awards, respectively)	329	328
Value of shares held in rabbi trust at cost: 83,629 shares at March 31, 2021 and 84,126 shares at December 31, 2020	(3,080)	(3,066)
Deferred compensation and other retirement benefit obligations	3,080	3,066
Additional paid in capital	946,002	945,638
Retained earnings	741,883	716,024
Accumulated other comprehensive income, net of tax	27,157	40,695
Total stockholders’ equity	1,715,371	1,702,685
Total liabilities and stockholders' equity	$13,773,914	$13,204,301
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2021	2020
Interest income
Interest and fees on loans	$92,383	$99,022
Taxable interest and dividends on securities	6,627	7,957
Nontaxable interest and dividends on securities	5	9
Interest on loans held for sale	296	232
Interest on federal funds sold and short-term investments	326	160
Total interest and dividend income	99,637	107,380
Interest expense
Interest on deposits	2,711	10,892
Interest on borrowings	1,342	2,184
Total interest expense	4,053	13,076
Net interest income	95,584	94,304
Provision for credit losses	(2,500)	25,000
Net interest income after provision for credit losses	98,084	69,304
Noninterest income
Deposit account fees	3,584	4,970
Interchange and ATM fees	2,720	4,896
Investment management	8,304	6,829
Mortgage banking income	5,740	861
Increase in cash surrender value of life insurance policies	1,323	1,276
Gain on life insurance benefits	258	357
Loan level derivative income	173	3,597
Other noninterest income	3,144	3,649
Total noninterest income	25,246	26,435
Noninterest expenses
Salaries and employee benefits	39,889	37,349
Occupancy and equipment expenses	9,273	9,317
Data processing and facilities management	1,665	1,658
FDIC assessment	1,050	—
Consulting expense	2,391	1,336
Core deposit amortization	1,392	1,531
Software maintenance	1,970	1,685
Unrealized loss on equity securities	—	1,799
Other noninterest expenses	12,052	12,165
Total noninterest expenses	69,682	66,840
Income before income taxes	53,648	28,899
Provision for income taxes	11,937	2,148
Net income	$41,711	$26,751
Basic earnings per share	$1.26	$0.78
Diluted earnings per share	$1.26	$0.78
Weighted average common shares (basic)	32,995,332	34,184,431
Common share equivalents	30,098	36,827
Weighted average common shares (diluted)	33,025,430	34,221,258
Cash dividends declared per common share	$0.48	$0.46
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2021	2020
Net income	$41,711	$26,751
Other comprehensive income, net of tax
Net change in fair value of securities available for sale	(7,774)	9,347
Net change in fair value of cash flow hedges	(6,583)	22,984
Net change in other comprehensive income for defined benefit postretirement plans	819	(772)
Total other comprehensive income (loss)	(13,538)	31,559
Total comprehensive income	$28,173	$58,310
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2021 and 2020
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2020	32,965,692	$328	$(3,066)	$3,066	$945,638	$716,024	$40,695	$1,702,685
Net income	—	—	—	—	—	41,711	—	41,711
Other comprehensive loss	—	—	—	—	—	—	(13,538)	(13,538)
Common dividend declared ($0.48 per share)	—	—	—	—	—	(15,852)	—	(15,852)
Proceeds from exercise of stock options, net of cash paid	4,744	—	—	—	(57)	—	—	(57)
Stock based compensation	—	—	—	—	1,150	—	—	1,150
Restricted stock awards issued, net of awards surrendered	48,106	1	—	—	(1,221)	—	—	(1,220)
Shares issued under direct stock purchase plan	6,340	—	—	—	492	—	—	492
Deferred compensation and other retirement benefit obligations	—	—	(14)	14	—	—	—	—
Balance March 31, 2021	33,024,882	$329	$(3,080)	$3,080	$946,002	$741,883	$27,157	$1,715,371

Balance December 31, 2019	34,377,388	$342	$(4,735)	$4,735	$1,035,450	$654,182	$18,169	$1,708,143
Cumulative effect accounting adjustment (1)	—	—	—	—	—	1,553	—	1,553
Net income	—	—	—	—	—	26,751	—	26,751
Other comprehensive income	—	—	—	—	—	—	31,559	31,559
Common dividend declared ($0.46 per share)	—	—	—	—	—	(15,402)	—	(15,402)
Stock based compensation	—	—	—	—	850	—	—	850
Restricted stock awards issued, net of awards surrendered	42,531	1	—	—	(1,133)	—	—	(1,132)
Shares issued under direct stock purchase plan	7,009	—	—	—	560	—	—	560
Shares repurchased under share repurchase program	(1,166,923)	(12)	—	—	(73,214)	—	—	(73,226)
Deferred compensation and other retirement benefit obligations	—	—	131	(131)	—	—	—	—
Balance March 31, 2020	33,260,005	$331	$(4,604)	$4,604	$962,513	$667,084	$49,728	$1,679,656
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

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2021	2020
Cash flow from operating activities
Net income	$41,711	$26,751
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	8,228	6,992
Change in unamortized net loan costs and premiums	(10,318)	(735)
Provision for credit losses	(2,500)	25,000
Deferred income tax expense	567	3,108
Net (gain) loss on equity securities	(316)	1,801
Net loss on bank premises and equipment	4	420
Realized gain on sale leaseback transaction	(145)	(145)
Stock based compensation	1,150	850
Increase in cash surrender value of life insurance policies	(1,323)	(1,276)
Gain on life insurance benefits	(258)	(357)
Operating lease payments	(3,077)	(2,926)
Change in fair value on loans held for sale	1,764	(255)
Net change in:
Trading assets	(431)	(68)
Loans held for sale	14,708	(10,194)
Other assets	70,901	(151,830)
Other liabilities	(53,201)	92,461
Total adjustments	25,753	(37,154)
Net cash provided by (used in) operating activities	67,464	(10,403)
Cash flows used in investing activities
Purchases of equity securities	(124)	(108)
Proceeds from maturities and principal repayments of securities available for sale	26,092	31,280
Purchases of securities available for sale	(223,986)	(30,095)
Proceeds from maturities and principal repayments of securities held to maturity	68,497	48,183
Purchases of securities held to maturity	(149,453)	(84,824)
Net purchases of Federal Home Loan Bank stock	—	(8,850)
Investments in low income housing projects	(6,632)	(5,934)
Purchases of life insurance policies	(40,093)	(93)
Proceeds from life insurance policies	576	1,326
Net (increase) decrease in loans	153,150	(41,283)
Purchases of bank premises and equipment	(2,524)	(1,749)
Proceeds from the sale of bank premises and equipment	4	9
Net cash used in investing activities	(174,493)	(92,138)
Cash flows provided by financing activities
Net decrease in time deposits	(82,569)	(125,396)
Net increase in other deposits	682,938	394,438
Net advances of short-term Federal Home Loan Bank borrowings	—	257,826
Repayments of long-term Federal Home Loan Bank borrowings	—	(15,000)

Repayments of long-term debt, net of issuance costs	(4,688)	—
Net proceeds from exercise of stock options	(57)	—
Restricted stock awards issued, net of awards surrendered	(1,220)	(1,132)
Proceeds from shares issued under direct stock purchase plan	492	560
Payments for shares repurchased under share repurchase program	—	(73,226)
Common dividends paid	(15,164)	(15,126)
Net cash provided by financing activities	579,732	422,944
Net increase in cash and cash equivalents	472,703	320,403
Cash and cash equivalents at beginning of year	1,296,636	150,974
Cash and cash equivalents at end of period	$1,769,339	$471,377
Supplemental schedule of noncash activities
Net increase in capital commitments relating to low income housing project investments	$24,014	$14,394
Right-of-use assets obtained in exchange for new lease obligations	$—	$2,223
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the "2020 Form 10-K").

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

    FASB ASC Topic 848 "Reference Rate Reform" Update No. 2020-04. Update No. 2020-04 was issued in March 2020 to provide optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The amendments will not apply to contract modifications made and hedging relationship entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022 and do not apply to contract modifications made after December 31, 2022. FASB ASC Topic 848 "Reference Rate Reform" Update No. 2021-01 was subsequently issued in January 2021 and expanded application of the optional expedients to derivative transactions affected by the discounting transition. The Company has not yet adopted the amendments in these updates and is currently in the process of reviewing its contracts and existing processes in order to assess the risks and potential impact of the transition away from LIBOR.
NOTE 3 - SECURITIES

Trading Securities
The Company had trading securities of $3.3 million and $2.8 million as of March 31, 2021 and December 31, 2020, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $22.4 million and $22.1 million as of March 31, 2021 and December 31, 2020, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the consolidated statements of income that relate to equity securities for the periods indicated:

	Three Months Ended
	March 31
	2021	2020
	Dollars in thousands
Net gains (losses) recognized during the period on equity securities	$316	$(1,801)
Less: net gains recognized during the period on equity securities sold during the period	29	6
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$287	$(1,807)
Available for Sale Securities
The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	March 31, 2021					December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$169,091	$1,209	$(2,244)	$—	$168,056	$22,476	$1,640	$—	$—	$24,116
Agency mortgage-backed securities	286,512	7,561	(3,898)	—	290,175	224,293	9,337	(1)	—	233,629
Agency collateralized mortgage obligations	78,952	2,688	(11)	—	81,629	88,687	3,083	(87)	—	91,683
State, county, and municipal securities	540	15	—	—	555	790	17	—	—	807
Single issuer trust preferred securities issued by banks	489	—	(1)	—	488	489	—	(1)	—	488
Pooled trust preferred securities issued by banks and insurers	1,412	—	(348)	—	1,064	1,429	—	(373)	—	1,056
Small business administration pooled securities	56,171	2,075	—	—	58,246	57,289	3,792	—	—	61,081
Total available for sale securities	$593,167	$13,548	$(6,502)	$—	$600,213	$395,453	$17,869	$(462)	$—	$412,860

The Company did not record a provision for estimated credit losses on any available for sale securities during the three months ended March 31, 2021 and 2020. Excluded from the table above is accrued interest on available for sale securities of $2.0 million and $1.2 million as of March 31, 2021 and December 31, 2020, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities during the three months ended March 31, 2021 and 2020. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status as of March 31, 2021 and December 31, 2020.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three months ended March 31, 2021 and 2020, and therefore no gains or losses were realized during the periods presented.

The following tables show the gross unrealized losses and fair value of the Company’s available for sale securities in an unrealized loss position, and for which the Company has not recorded a provision for credit losses. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2021
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	4	$113,171	$(2,244)	$—	$—	$113,171	$(2,244)
Agency mortgage-backed securities	8	98,873	(3,898)	—	—	98,873	(3,898)
Agency collateralized mortgage obligations	1	9,519	(11)	—	—	9,519	(11)
Single issuer trust preferred securities issued by banks and insurers	1	—	—	488	(1)	488	(1)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,064	(348)	1,064	(348)
Total impaired available for sale securities	15	$221,563	$(6,153)	$1,552	$(349)	$223,115	$(6,502)

	December 31, 2020
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	3	437	(1)	—	—	437	(1)
Agency collateralized mortgage obligations	2	23,323	(87)	—	—	23,323	(87)
Single issuer trust preferred securities issued by banks and insurers	1	488	(1)	—	—	488	(1)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,056	(373)	1,056	(373)
Total impaired available for sale securities	7	$24,248	$(89)	$1,056	$(373)	$25,304	$(462)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments for the three months ended March 31, 2021 and 2020. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at March 31, 2021:
•U.S. Government Agency Securities, Agency Mortgage-Backed Securities and Agency Collateralized Mortgage Obligations: These portfolios have contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. Government or one of its agencies.
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

Held to Maturity Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	March 31, 2021					December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities	$4,014	$43	$—	$—	$4,057	$4,017	$60	$—	$—	$4,077
Agency mortgage-backed securities	417,811	13,069	(4,252)	—	426,628	356,085	18,036	—	—	374,121
Agency collateralized mortgage obligations	355,686	7,474	(2,158)	—	361,002	335,993	8,466	(340)	—	344,119
Single issuer trust preferred securities issued by banks	1,500	8	—	—	1,508	1,500	—	(2)	—	1,498
Small business administration pooled securities	26,518	717	—	—	27,235	26,917	1,445	—	—	28,362
Total held to maturity securities	$805,529	$21,311	$(6,410)	$—	$820,430	$724,512	$28,007	$(342)	$—	$752,177
The Company did not record a provision for estimated credit losses on any held to maturity securities during the three months ended March 31, 2021 and 2020. Excluded from the table above is accrued interest on held to maturity securities of $1.6 million and $1.5 million as of March 31, 2021 and December 31, 2020, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities during the three months ended March 31, 2021 and 2020. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status as of March 31, 2021 and December 31, 2020.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three months ended March 31, 2021 and 2020, and therefore no gains or losses were realized during the periods presented.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of March 31, 2021, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of March 31, 2021 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$10,001	$10,180	$—	$—	$159,090	$157,876	$—	$—	$169,091	$168,056
Agency mortgage-backed securities	—	—	80,169	82,809	98,747	96,914	107,596	110,452	286,512	290,175
Agency collateralized mortgage obligations	—	—	—	—	—	—	78,952	81,629	78,952	81,629
State, county, and municipal securities	350	351	—	—	190	204	—	—	540	555
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	489	488	489	488
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,412	1,064	1,412	1,064
Small business administration pooled securities	—	—	—	—	—	—	56,171	58,246	56,171	58,246
Total available for sale securities	$10,351	$10,531	$80,169	$82,809	$258,027	$254,994	$244,620	$251,879	$593,167	$600,213
Held to maturity securities
U.S. Treasury securities	$4,014	$4,057	$—	$—	$—	$—	$—	$—	$4,014	$4,057
Agency mortgage-backed securities	—	—	4,614	4,869	128,958	127,901	284,239	293,858	417,811	426,628
Agency collateralized mortgage obligations	—	—	—	—	—	—	355,686	361,002	355,686	361,002
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,508	—	—	1,500	1,508
Small business administration pooled securities	—	—	—	—	—	—	26,518	27,235	26,518	27,235
Total held to maturity securities	$4,014	$4,057	$4,614	$4,869	$130,458	$129,409	$666,443	$682,095	$805,529	$820,430
Total	$14,365	$14,588	$84,783	$87,678	$388,485	$384,403	$911,063	$933,974	$1,398,696	$1,420,643
Included in the table above are $3.3 million of callable securities at March 31, 2021.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $420.2 million and $419.6 million at March 31, 2021 and December 31, 2020, respectively.
At March 31, 2021 and December 31, 2020, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

NOTE 4 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended March 31, 2021
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$21,086	$45,009	$5,397	$5,095	$14,275	$22,060	$470	$113,392
Charge-offs	(3,331)	—	—	(66)	—	—	(289)	(3,686)
Recoveries	64	57	—	11	1	13	197	343
Provision for credit loss expense	2,388	(718)	(129)	(1,419)	(1,320)	(1,357)	55	(2,500)
Ending balance (1)	$20,207	$44,348	$5,268	$3,621	$12,956	$20,716	$433	$107,549

	Three Months Ended March 31, 2020
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance, pre adoption of ASU 2016-13	$17,594	$32,935	$6,053	$1,746	$3,440	$5,576	$396	$67,740
Cumulative effect accounting adjustment (2)	(1,984)	(13,048)	(3,652)	495	9,828	7,012	212	(1,137)
Cumulative effect accounting adjustment (3)	49	337	—	—	423	319	29	1,157
Charge-offs	—	—	—	(109)	—	(138)	(487)	(734)
Recoveries	42	—	—	3	1	58	246	350
Provision for credit loss expense	5,948	9,274	1,346	1,694	1,155	5,083	500	25,000
Ending balance (1)	$21,649	$29,498	$3,747	$3,829	$14,847	$17,910	$896	$92,376
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $33.4 million and $25.9 million as of March 31, 2021 and March 31, 2020, respectively.
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
The balance of allowance for credit losses of $107.5 million as of March 31, 2021 represents a decrease of $5.8 million, or 5.2% compared to December 31, 2020. The decrease in the allowance was driven primarily by $3.3 million of charge-offs and $2.5 million of negative provision. The negative provision reflects improvements in asset quality metrics and overall macro-economic assumptions, as well as an overall reduction in loan balances for the quarter. While management is unable to know with certainty the direct, indirect, and future impacts of the COVID-19 pandemic, it is expected that the pandemic will have a material adverse impact on future losses across a broad range of loan segments.  As such, the allowance for credit losses as of March 31, 2021 reflects increased reserve allocations to loan segments that are considered to have elevated loss exposure associated with the COVID-19 pandemic in comparison to March 31, 2020.  These loan segments primarily include commercial relationships within industries that are subject to mandated closures and capacity limits that will potentially impede the borrowers’ ability to make loan payments, including loans in the following industry sections: Accommodations, Food Services, Retail Trade, Recreation and Entertainment, and Other Services (excluding Public Administration).  In addition to these industry exposures, additional risk of loss was attributable to non-owner occupied real estate borrowers with significant retail tenant exposure, as well as home equity loans within a junior lien position.  Leveraging actual historical loss given default (LGD) rates combined with stressing of assumptions over probability of default rates over these higher risk segments, qualitative adjustments were made to the initially model-driven calculated loss reserves.

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
The Company utilizes a comprehensive, continuous strategy for evaluating and monitoring commercial credit quality. Initially, credit quality is determined at loan origination and is re-evaluated when subsequent actions, such as renewals, modifications or reviews, occur. Actively managed commercial borrowers are required to provide updated financial information at least annually which is carefully evaluated for any changes in credit quality. Larger loan relationships are subject to a full annual credit review by experienced credit professionals, while continuous portfolio monitoring techniques are employed to evaluate changes in credit quality for smaller loan relationships. Any changes in credit quality are reflected in risk-rating changes. Additionally, the Company retains an independent loan review firm to evaluate the credit quality of the commercial loan portfolio. The independent loan review process achieves significant penetration into the commercial loan portfolio and reports the results of these reviews to the Audit Committee of the Board of Directors on a quarterly basis. Commercial loan modifications granted by the Company allowing payment deferrals for qualifying borrowers in accordance with the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") have been assessed for potential downgrades of risk ratings.
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

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	March 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving converted to Term	Total
	(Dollars in thousands)
Commercial and industrial
Pass (1)	$420,682	$724,577	$127,454	$88,970	$25,737	$27,123	$589,448	$—	$2,003,991
Potential weakness	3,424	14,991	2,636	2,148	4,288	3,205	12,252	—	42,944
Definite weakness - loss unlikely	17,912	663	1,116	1,327	2,768	482	6,927	—	31,195
Partial loss probable	—	—	—	—	—	143	8,398	—	8,541
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$442,018	$740,231	$131,206	$92,445	$32,793	$30,953	$617,025	$—	$2,086,671

Commercial real estate
Pass	$214,573	$1,043,424	$687,959	$432,728	$524,194	$966,331	$16,196	$—	$3,885,405
Potential weakness	390	29,218	53,849	31,274	18,981	86,160	13,612	—	233,484
Definite weakness - loss unlikely	3,590	22,536	3,754	3,474	9,892	15,482	—	—	58,728
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$218,553	$1,095,178	$745,562	$467,476	$553,067	$1,067,973	$29,808	$—	$4,177,617

Commercial construction
Pass	$28,323	$239,954	$142,076	$28,189	$23,313	$6,628	$19,934	$—	$488,417
Potential weakness	—	17,544	9,691	—	—	—	190	—	27,425
Definite weakness - loss unlikely	—	—	—	520	—	—	—	—	520
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$28,323	$257,498	$151,767	$28,709	$23,313	$6,628	$20,124	$—	$516,362

Small business
Pass	$10,307	$41,418	$25,817	$17,750	$12,624	$29,309	$33,658	$—	$170,883
Potential weakness	—	—	389	204	10	202	634	—	1,439
Definite weakness - loss unlikely	—	677	51	59	17	301	758	—	1,863
Partial loss probable	—	—	—	—	—	—	26	—	26
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$10,307	$42,095	$26,257	$18,013	$12,651	$29,812	$35,076	$—	$174,211

Residential real estate
Pass	$80,657	$212,891	$126,359	$133,150	$130,580	$554,848	$—	$—	$1,238,485
Default	—	—	—	427	—	2,877	—	—	3,304
Total residential real estate	$80,657	$212,891	$126,359	$133,577	$130,580	$557,725	$—	$—	$1,241,789

Home equity
Pass	$23,583	$77,497	$51,398	$46,648	$48,132	$140,376	$636,881	$1,762	$1,026,277
Default	—	—	—	—	—	210	2,008	—	2,218
Total home equity	$23,583	$77,497	$51,398	$46,648	$48,132	$140,586	$638,889	$1,762	$1,028,495

Other consumer
Pass	$46	$540	$326	$146	$620	$6,800	$12,939	$—	$21,417

Default	—	—	—	—	15	111	3	—	129
Total other consumer	$46	$540	$326	$146	$635	$6,911	$12,942	$—	$21,546

Total	$803,487	$2,425,930	$1,232,875	$787,014	$801,171	$1,840,588	$1,353,864	$1,762	$9,246,691

	March 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving converted to Term	Total
	(Dollars in thousands)
Commercial and industrial
Pass (1)	$119,886	$213,925	$138,376	$50,323	$36,685	$33,576	$736,304	$327	$1,329,402
Potential weakness	362	5,432	1,489	4,909	725	697	21,780	50	35,444
Definite weakness - loss unlikely	495	2,128	26,006	5,589	2,604	1,575	44,932	—	83,329
Partial loss probable	—	—	—	—	—	49	—	—	49
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$120,743	$221,485	$165,871	$60,821	$40,014	$35,897	$803,016	$377	$1,448,224

Commercial real estate
Pass	$260,217	$943,205	$586,125	$651,335	$468,824	$945,248	$48,056	$2,987	$3,905,997
Potential weakness	1,809	8,303	33,755	8,506	9,851	42,382	—	—	104,606
Definite weakness - loss unlikely	—	3,612	7,432	20,395	6,993	12,312	—	—	50,744
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$262,026	$955,120	$627,312	$680,236	$485,668	$999,942	$48,056	$2,987	$4,061,347

Commercial construction
Pass	$43,369	$221,773	$114,561	$73,493	$—	$6,867	$44,225	$325	$504,613
Potential weakness	—	554	347	19,044	—	—	347	—	20,292
Definite weakness - loss unlikely	—	—	1,887	—	—	—	346	—	2,233
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$43,369	$222,327	$116,795	$92,537	$—	$6,867	$44,918	$325	$527,138

Small business
Pass	$8,414	$31,651	$25,184	$17,848	$17,594	$26,734	$47,109	$—	$174,534
Potential weakness	—	12	18	13	753	259	597	—	1,652
Definite weakness - loss unlikely	—	47	133	51	169	598	636	—	1,634
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$8,414	$31,710	$25,335	$17,912	$18,516	$27,591	$48,342	$—	$177,820

Residential real estate
Pass	$39,122	$204,524	$260,899	$210,662	$283,255	$523,742	$—	$—	$1,522,204
Default	—	—	427	435	—	5,350	—	—	6,212
Total residential real estate	$39,122	$204,524	$261,326	$211,097	$283,255	$529,092	$—	$—	$1,528,416

Home equity
Pass	$23,397	$75,161	$70,081	$67,740	$51,106	$138,733	$715,169	$1,853	$1,143,240
Default	—	—	—	18	—	579	2,372	61	3,030
Total home equity	$23,397	$75,161	$70,081	$67,758	$51,106	$139,312	$717,541	$1,914	$1,146,270

Other consumer
Pass	$414	$705	$356	$1,049	$1,000	$10,850	$12,767	$—	$27,141
Default	—	—	—	19	—	39	16	—	74
Total other consumer	$414	$705	$356	$1,068	$1,000	$10,889	$12,783	$—	$27,215

Total	$497,485	$1,711,032	$1,267,076	$1,131,429	$879,559	$1,749,590	$1,674,656	$5,603	$8,916,430
(1)Loans originated as part of the Paycheck Protection Program ("PPP") established by the CARES Act are included within commercial and industrial under the 2021 and 2020 vintage year and "pass" category as these loans are 100% guaranteed by the U.S. Government. Outstanding PPP loans totaled $846.3 million as of March 31, 2021, including $506.3 million and $340.0 million originated in 2020 and 2021, respectively.
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

	March 31 2021	December 31 2020
Residential portfolio
FICO score (re-scored)(1)	749	749
LTV (re-valued)(2)	56.5%	57.4%
Home equity portfolio
FICO score (re-scored)(1)	772	771
LTV (re-valued)(2)(3)	45.9%	46.0%
(1)The average FICO scores at March 31, 2021 are based upon rescores from March 2021, as available for previously originated loans, or origination score data for loans booked in March 2021.  The average FICO scores at December 31, 2020 were based upon rescores available from December 2020, as available for previously originated loans, or origination score data for loans booked in December 2020.
(2)The combined LTV ratios for March 31, 2021 are based upon updated automated valuations as of February 2021, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2020 were based upon updated automated valuations as of November 2020, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At March 31, 2021, and December 31, 2020 the Company's estimated reserve for unfunded commitments amounted to $1.0 million and $1.2 million, respectively.
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

In response to the COVID-19 pandemic, the Company has granted loan modifications to allow deferral of payments for borrowers negatively impacted by the pandemic. The balance of loans with active deferrals as of March 31, 2021 and December 31, 2020 was $220.6 million and $173.6 million, respectively. The majority of these loans with active deferrals continue to be characterized as current loans. In accordance with regulatory guidance, these modifications are not considered to be troubled debt restructures ("TDRs") if they were performing prior to December 31, 2019. Additionally, a majority of these are characterized as current and therefore are not impacting nonaccrual or delinquency totals as of March 31, 2021 and December 31, 2020. The Company does, however, consider all active deferrals when estimating loss reserves. As loans reach their deferral maturity date, consideration of TDR and delinquency status will resume in accordance with the Company's accounting policy.
The following table shows information regarding nonaccrual loans as of the dates indicated:

	Nonaccrual Balances
	March 31, 2021			December 31, 2020
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total
	(Dollars in thousands)
Commercial and industrial	$3,606	$26,179	$29,785	$3,804	$30,925	$34,729
Commercial real estate	9,635	—	9,635	10,195	—	10,195
Small business	660	—	660	815	10	825
Residential real estate	8,870	4,522	13,392	10,935	4,593	15,528
Home equity	5,592	—	5,592	5,427	—	5,427
Other consumer	136	—	136	156	—	156
Total nonaccrual loans (1)	$28,499	$30,701	$59,200	$31,332	$35,528	$66,860
(1)Included in these amounts were $21.2 million and $22.2 million of nonaccruing TDRs at March 31, 2021 and December 31, 2020, respectively.
    It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans during the three months ended March 31, 2021 and March 31, 2020.
    In accordance with government moratorium orders established in response to the COVID-19 pandemic, new foreclosures pursued by the Company were on hold as of March 31, 2021, and in turn, all loan foreclosures in process as of March 31, 2021 had begun prior to the commencement of the moratorium orders. The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,628	$1,750
    The following tables show the age analysis of past due financing receivables as of the dates indicated:

	March 31, 2021
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	6	$510	—	$—	10	$141	16	$651	$2,086,020	$2,086,671	$—
Commercial real estate	3	888	—	—	4	511	7	1,399	4,176,218	4,177,617	—
Commercial construction	—	—	—	—	—	—	—	—	516,362	516,362	—
Small business	5	56	1	2	3	36	9	94	174,117	174,211	—
Residential real estate	9	1,252	3	764	28	3,837	40	5,853	1,235,936	1,241,789	—
Home equity	7	425	2	87	27	2,217	36	2,729	1,025,766	1,028,495	—
Other consumer (1)	196	167	1	1	7	130	204	298	21,248	21,546	1
Total	226	$3,298	7	$854	79	$6,872	312	$11,024	$9,235,667	$9,246,691	$1

	December 31, 2020
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	2	$318	1	$672	8	$785	11	$1,775	$2,101,377	$2,103,152	$—
Commercial real estate	3	409	—	—	4	515	7	924	4,173,003	4,173,927	—
Commercial construction	—	—	2	2,794	—	—	2	2,794	551,135	553,929	—
Small business	14	421	6	273	4	59	24	753	174,270	175,023	—
Residential real estate	12	2,150	8	5,507	27	3,648	47	11,305	1,284,878	1,296,183	—
Home equity	10	733	5	203	33	2,633	48	3,569	1,065,221	1,068,790	—
Other consumer (1)	260	137	3	1	6	138	269	276	21,586	21,862	1
Total	301	$4,168	25	$9,450	82	$7,778	408	$21,396	$9,371,470	$9,392,866	$1
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

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
TDRs on accrual status	$20,262	$16,983
TDRs on nonaccrual	21,167	22,209
Total TDRs	$41,429	$39,192
Additional commitments to lend to a borrower who has been a party to a TDR	$466	$263
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

The following table shows the troubled debt restructurings which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended
	March 31, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial (1)	1	$14,148	$14,148
Commercial real estate (1)	5	3,964	3,964
Small business	1	100	100
Total	7	$18,212	$18,212

	Three Months Ended
	March 31, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial (1)	2	$268	$268
Commercial real estate (1)	1	604	604
Small business	1	49	25
Residential real estate	1	177	209
Total	5	$1,098	$1,106
(1)The pre-modification and post-modification balances represent the legal principal balance of the loan. During the first quarter of 2021 and 2020 there were two relationships amounting to $14.3 million and $872,000 that related to additional modifications on previously existing TDRs.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the periods indicated:

	Three Months Ended
	March 31
	2021	2020
	(Dollars in thousands)
Adjusted interest rate	$—	$604
Combination rate and maturity	14,148	—
Court ordered concession	—	25
Extended maturity	4,064	477
Total	$18,212	$1,106
The Company considers a loan to have defaulted when it reaches 90 days past due. During the three months ended March 31, 2021 and March 31, 2020 there were no loans modified during the prior twelve months that subsequently defaulted during the respective periods.

NOTE 5 - STOCK BASED COMPENSATION
During the three months ended March 31, 2021, the Company had the following activity related to stock based compensation:
Time Vested Restricted Stock Awards
The Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/18/2021	49,550	2005 Employee Stock Plan	$81.84	Ratably over 5 years from grant date
The fair value of the restricted stock awards is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of restricted stock awards are entitled to receive dividends and to vote from and as of the date of grant.
Performance-Based Restricted Stock Awards
    On February 18, 2021, the Company granted 18,900 performance-based restricted stock awards to certain executive level employees. These performance-based restricted stock awards were issued from the 2005 Employee Stock Plan and were determined to have a grant date fair value per share of $81.84, determined by the average of the high and low price at which the Company's common stock traded on the date of grant. The number of shares to be vested is contingent upon the Company's attainment of certain performance measures outlined in the award agreement and will be measured as of the end of the three year performance period, January 1, 2021 through December 31, 2023. The awards will vest upon the earlier of the date on which it is determined if the performance goal is achieved subsequent to the performance period or March 31, 2024. These awards are accounted for as equity awards due to the nature of these awards and the fact that these shares will not be settled in cash. The holders of these awards are not entitled to receive dividends or vote until the shares are vested.
    On March 12, 2021, the performance-based restricted stock awards that were awarded on February 15, 2018 vested at 85% of the maximum target shares awarded, or 13,005 shares.

NOTE 6 - DERIVATIVE AND HEDGING ACTIVITIES
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

The following tables reflect the Company's derivative positions as of the dates indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes:

March 31, 2021
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	0.93	0.19%	1.53%	$(1,075)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	550,000	3.33	0.10%	2.16%	21,467

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	2.41	0.11%	2.73% - 2.20%	17,942

Total	$1,025,000				$38,334

December 31, 2020
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	1.18	0.22%	1.53%	$(1,341)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	450,000	2.66	0.15%	2.37%	27,021

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	2.66	0.15%	2.73% - 2.20%	21,764

Total	$925,000				$47,444

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 8.0 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $19.4 million (pre-tax) to be reclassified as an increase to interest income and $844,000 (pre-tax) to be reclassified as an increase to interest expense, from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of March 31, 2021.
The Company had no fair value hedges as of March 31, 2021 or December 31, 2020.

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

The following table reflects the Company’s customer related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2021
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	302	$72,391	$105,368	$137,041	$177,153	$1,149,151	$1,641,104	$66,621
Pay fixed, receive variable	302	72,391	105,368	137,041	177,153	1,149,151	1,641,104	(66,615)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	30	94,917	6,538	—	—	—	101,455	2,502
Buys U.S. currency, sells foreign currency	30	94,917	6,538	—	—	—	101,455	(2,493)
Risk participation agreements
Participation out	12	6,642	—	2,665	31,804	68,040	109,151	195
Participation in	7	—	30,483	28,866	—	8,436	67,785	(73)

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2020
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	322	$102,999	$76,487	$149,265	$147,422	$1,222,557	$1,698,730	$127,226
Pay fixed, receive variable	313	102,999	76,487	149,265	147,422	1,222,557	1,698,730	(127,216)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	33	87,557	5,300	—	—	—	92,857	(4,214)
Buys U.S. currency, sells foreign currency	33	87,557	5,300	—	—	—	92,857	4,224
Risk participation agreements
Participation out	12	6,721	—	2,675	7,307	93,378	110,081	512
Participation in	8	—	30,649	29,072	—	15,844	75,565	(118)

(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans will likely be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The fair value of loans held for sale decreased by $1.8 million and increased by $255,000 for the three month periods ended March 31, 2021 and 2020, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
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
The aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income was $8.1 million and $4.5 million for the three months ended March 31, 2021 and 2020, respectively.
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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	March 31 2021		December 31 2020		March 31 2021		December 31 2020
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$40,776	(3)	$48,786	(3)	$2,442	(4)	$1,342	(4)
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	86,890	(3)	127,228	(3)	86,884	(4)	127,218	(4)
Foreign exchange contracts	2,691		4,359		2,682		4,349
Risk participation agreements	195		513		73		119
Mortgage Derivatives
Interest rate lock commitments	1,652		6,513		—		—
Forward sale loan commitments	370		—		—		1
Forward sale hedge commitments	1,131		—		—		1,035
Total derivatives not designated as hedges	92,929		138,613		89,639		132,722
Total	133,705		187,399		92,081		134,064

Netting Adjustments (5)	(8,027)		23		7,107		16,105
Net Derivatives on the Balance Sheet	125,678		187,422		84,974		117,959

Financial instruments (6)	50,189		48,786		50,189		48,786
Cash collateral pledged (received)	—		—		28,799		62,460
Net Derivative Amounts	$75,489		$138,636		$5,986		$6,713
(1)All asset derivatives are located in other assets on the balance sheet.
(2)All liability derivatives are located in other liabilities on the balance sheet.
(3)Approximately $1.2 million and $1.7 million of accrued interest receivable is included in the fair value of the interest rate and loan level asset derivatives, respectively, as of March 31, 2021. Accrued interest receivable of approximately and $1.2 million and $2.0 million is included in the fair value of the interest rate and loan level asset derivatives, respectively, as of December 31, 2020.
(4)Approximately $56,000 and $1.7 million of accrued interest payable is included in the fair value of the interest rate and loan level liability derivatives, respectively, as of March 31, 2021. Accrued interest payable of approximately $81,000 and $2.0 million is included in the fair value of the interest rate and loan level derivative liabilities, respectively, as of December 31, 2020.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance. As displayed in the table above, derivatives that cleared through the CME were either in a net asset position or a net liability position as of March 31, 2021.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended
	March 31
	2021	2020
	(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivatives (effective portion), net of tax	$(6,583)	$22,984
Gain reclassified from OCI into interest income or interest expense (effective portion)	$4,380	$1,586
Loss reclassified from OCI into noninterest expense (loss on termination)	$—	$—
Interest expense	$—	$—
Other expense	—	—
Total	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$6	$22
Other expense	(283)	(24)
Changes in fair value of mortgage derivatives
Mortgage banking income	(2,324)	(721)
Total	$(2,601)	$(723)

    The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $28.5 million and $79.8 million at March 31, 2021 and December 31, 2020, respectively. Although none of the contingency provisions have applied as of March 31, 2021 and December 31, 2020, the Company has posted collateral to offset the net liability exposure with institutional counterparties.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. The Company's exposure relating to institutional counterparties was $50.9 million and $48.8 million at March 31, 2021 and December 31, 2020, respectively. The Company’s exposure relating to customer counterparties was approximately $76.8 million and $127.2 million at March 31, 2021 and December 31, 2020, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

NOTE 7 - FAIR VALUE MEASUREMENTS
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
Valuation Techniques
There have been no changes in the valuation techniques used during the three months ended March 31, 2021.
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

Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilizes. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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
	March 31, 2021
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$3,269	$3,269	$—	$—
Equity securities	22,419	22,419	—	—
Securities available for sale
U.S. government agency securities	168,056	—	168,056	—
Agency mortgage-backed securities	290,175	—	290,175	—
Agency collateralized mortgage obligations	81,629	—	81,629	—
State, county, and municipal securities	555	—	555	—
Single issuer trust preferred securities issued by banks and insurers	488	—	488	—
Pooled trust preferred securities issued by banks and insurers	1,064	—	1,064	—
Small business administration pooled securities	58,246	—	58,246	—
Loans held for sale	41,632	—	41,632	—
Derivative instruments	133,705	—	133,705	—
Liabilities
Derivative instruments	92,081	—	92,081	—
Total recurring fair value measurements	$709,157	$25,688	$683,469	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$31,213	$—	$—	$31,213
Total nonrecurring fair value measurements	$31,213	$—	$—	$31,213

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2020
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$2,838	$2,838	$—	$—
Equity securities	22,107	22,107	—	—
Securities available for sale
U.S. government agency securities	24,116	—	24,116	—
Agency mortgage-backed securities	233,629	—	233,629	—
Agency collateralized mortgage obligations	91,683	—	91,683	—
State, county, and municipal securities	807	—	807	—
Single issuer trust preferred securities issued by banks and insurers	488	—	488	—
Pooled trust preferred securities issued by banks and insurers	1,056	—	1,056	—
Small business administration pooled securities	61,081	—	61,081	—
Loans held for sale	58,104	—	58,104	—
Derivative instruments	187,399	—	187,399	—
Liabilities
Derivative instruments	134,064	—	134,064	—
Total recurring fair value measurements	$549,244	$24,945	$524,299	$—

Nonrecurring fair value measurements:
Assets
Individually assessed collateral dependent loans (1)	$31,510	$—	$—	$31,510
Total nonrecurring fair value measurements	$31,510	$—	$—	$31,510

(1) The fair value of individually assessed collateral dependent loans is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary.

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	March 31, 2021
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. Treasury securities	$4,014	$4,057	$—	$4,057	$—
Agency mortgage-backed securities	417,811	426,628	—	426,628	—
Agency collateralized mortgage obligations	355,686	361,002	—	361,002	—
Single issuer trust preferred securities issued by banks	1,500	1,508	—	1,508	—
Small business administration pooled securities	26,518	27,235	—	27,235	—
Loans, net of allowance for credit losses (b)	9,107,929	9,072,683	—	—	9,072,683
Federal Home Loan Bank stock (c)	10,250	10,250	—	10,250	—
Cash surrender value of life insurance policies (d)	241,365	241,365	—	241,365	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$10,725,479	$10,725,479	$—	$10,725,479	$—
Time certificates of deposits (f)	868,045	871,056	—	871,056	—
Federal Home Loan Bank borrowings (f)	35,717	35,799	—	35,799	—
Long-term borrowings (f)	28,099	27,572	—	27,572	—
Junior subordinated debentures (g)	62,851	68,052	—	68,052	—
Subordinated debentures (f)	49,720	47,027	—	—	47,027

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

NOTE 8 - REVENUE RECOGNITION

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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended
	March 31 2021	March 31 2020
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$3,584	$4,970
Interchange fees	1,903	4,104
ATM fees	625	639
Investment management - wealth management and advisory services	7,402	6,289
Investment management - retail investments and insurance revenue	902	540
Merchant processing income	320	393
Credit card income	236	183
Other noninterest income	1,125	1,212
Total noninterest income in-scope of ASC 606	16,097	18,330
Total noninterest income out-of-scope of ASC 606	9,149	8,105
Total noninterest income	$25,246	$26,435

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

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Receivables, included in other assets	$4,826	$4,636

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

NOTE 9 - OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended March 31, 2021
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(10,361)	$2,587	$(7,774)
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	(10,361)	2,587	(7,774)

Change in fair value of cash flow hedges	(4,779)	1,344	(3,435)
Less: net cash flow hedge gains reclassified into interest income or interest expense	4,380	(1,232)	3,148
Net change in fair value of cash flow hedges	(9,159)	2,576	(6,583)

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	653	(184)	469
Amortization of net actuarial losses	442	(124)	318
Amortization of net prior service costs	44	(12)	32
Net change in other comprehensive income for defined benefit postretirement plans (1)	1,139	(320)	819
Total other comprehensive loss	$(18,381)	$4,843	$(13,538)

	Three Months Ended March 31, 2020
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$12,123	$(2,776)	$9,347
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	12,123	(2,776)	9,347

Change in fair value of cash flow hedges	33,567	(9,443)	24,124
Less: net cash flow hedge gains reclassified into interest income or interest expense	1,586	(446)	1,140
Net change in fair value of cash flow hedges	31,981	(8,997)	22,984

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(1,389)	391	(998)
Amortization of net actuarial losses	245	(69)	176
Amortization of net prior service costs	69	(19)	50
Net change in other comprehensive income for defined benefit postretirement plans (1)	(1,075)	303	(772)
Total other comprehensive income	$43,029	$(11,470)	$31,559

(1)The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in Note 15 "Employee Benefit Plans" within the Notes to the Consolidated Financial Statements included in Item 8 of the Company's 2020 Form 10-K.

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2021
Beginning balance: January 1, 2021	$13,255	$33,276	$(5,836)	$40,695
Net change in other comprehensive income (loss)	(7,774)	(6,583)	819	(13,538)
Ending balance: March 31, 2021	$5,481	$26,693	$(5,017)	$27,157
	2020
Beginning balance: January 1, 2020	$4,398	$16,479	$(2,708)	$18,169
Net change in other comprehensive income (loss)	9,347	22,984	(772)	31,559
Ending balance: March 31, 2020	$13,745	$39,463	$(3,480)	$49,728

NOTE 10 - COMMITMENTS AND CONTINGENCIES
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
    The following table summarizes the above financial instruments at the dates indicated:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Commitments to extend credit	$3,561,078	$3,301,692
Standby letters of credit	20,385	20,686
Deferred standby letter of credit fees	169	164
Loan exposures with recourse	261,713	303,265

Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancellable operating leases. Several of these leases contain renewal options to extend lease terms for a period of 1 to 10 years. During the fourth quarter of 2020, the Company committed to pay lease termination fees of $4.8 million, incurred in connection with two branch closure decisions. It is anticipated that these payments will be made in the second quarter of 2021.
There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2020. See the Company's 2020 Form 10-K for information regarding leases and other commitments.
Other Contingencies
At March 31, 2021, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
Historically, the Bank was required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston, however the reserve requirement was reduced to zero by the Federal Reserve during the first quarter of 2020 in response to the COVID-19 pandemic, and as such, there was no reserve requirement at March 31, 2021. There was also no reserve requirement balance necessary at December 31, 2020 due to cash balances held at the Federal Reserve that were in excess of reserve requirements.

NOTE 11 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.
The following table presents certain information related to the Company's investments in low income housing projects as of the dates indicated:

	March 31 2021		December 31 2020
	(Dollars in thousands)
Original investment value	$152,766		$128,752
Current recorded investment	117,915		97,435
Unfunded liability obligation	66,968		49,586
Tax credits and benefits	14,202	(1)	9,404
Amortization of investments	12,298	(1)	7,552
Net income tax benefit	1,904	(1)	1,851
(1) Amounts shown represent the full year impact for the year ended December 31, 2021.

NOTE 12 - SUBSEQUENT EVENTS

On April 22, 2021, the Company announced the signing of a definitive agreement under which the Company will acquire Meridian Bancorp, Inc. ("Meridian") and Rockland Trust Company will merge with East Boston Savings Bank (the "Merger Agreement").

Under the Merger Agreement each share of Meridian common stock will be exchanged for 0.2750 shares of the Company's common stock. The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes and to provide Meridian stockholders with a tax-free exchange for the Company common stock consideration they will receive in the merger.

The Company anticipates issuing approximately 14.2 million shares of its common stock in the merger. Based upon the closing price of $79.57 per share of the Company's common stock on April 21, 2021, the transaction is valued at approximately $1.15 billion. The Boards of Directors of each company unanimously approved the transaction, which is subject to certain conditions, including the receipt of required regulatory approvals, approval of both the stockholders of Meridian and the shareholders of the Company, and other customary conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the "2020 Form 10-K").

Cautionary Statement Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q (this "Report"), in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the 2020 Form 10-K include, but are not limited to:

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
•failure to consummate or a delay in consummating the acquisition of Meridian Bancorp, Inc., which is subject to certain standard conditions, including the receipt of required regulatory approvals, approval by the stockholders of Meridian Bancorp, Inc. and the shareholders of the Company, and other customary conditions;
•the inability to realize expected revenue synergies from merger transactions in the amounts or in the timeframe anticipated;
•inability to retain customers and employees, including those of previous mergers;
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

Further, the foregoing factors may be exacerbated by the ultimate impact of the COVID-19 pandemic, which is unknown at this time. Statements about the COVID-19 pandemic and its potential impact on the Company's business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that actual results may differ, possibly materially, from what is reflected in such statements due to factors and future developments that are uncertain, unpredictable and, in many cases, beyond the Company's control, including the scope, duration and extent of the pandemic and any resurgences, actions taken by governmental authorities in response to the pandemic and the direct and indirect impact on the Company’s employees, customers, business and third-parties with which the Company conducts business.

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

		Three Months Ended
	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$1,431,430	$1,162,317	$1,106,782	$1,174,894	$1,236,780
Loans	9,246,691	9,392,866	9,405,193	9,359,648	8,916,430
Allowance for credit losses	(107,549)	(113,392)	(115,625)	(112,176)	(92,376)
Goodwill and other intangible assets	527,894	529,313	530,749	532,202	533,672
Total assets	13,773,914	13,204,301	13,173,665	13,022,500	11,980,240
Total deposits	11,593,524	10,993,170	10,851,308	10,716,821	9,416,198
Total borrowings	176,387	181,060	295,734	295,701	545,985
Stockholders’ equity	1,715,371	1,702,685	1,689,724	1,671,692	1,679,656
Nonperforming loans	59,201	66,861	98,025	48,814	48,040
Nonperforming assets	59,201	66,861	98,025	48,814	48,040
Income statement
Interest income	$99,637	$96,805	$97,919	$99,965	$107,380
Interest expense	4,053	5,362	7,036	8,867	13,076
Net interest income	95,584	91,443	90,883	91,098	94,304
Provision for credit losses	(2,500)	—	7,500	20,000	25,000
Noninterest income	25,246	27,468	29,347	28,190	26,435
Noninterest expenses	69,682	73,727	66,658	66,607	66,840
Net income	41,711	34,641	34,873	24,902	26,751
Per share data
Net income—basic	$1.26	$1.05	$1.06	$0.76	$0.78
Net income—diluted	1.26	1.05	1.06	0.76	0.78
Cash dividends declared	0.48	0.46	0.46	0.46	0.46
Book value per share	51.94	51.65	51.27	50.75	50.50
Tangible book value per share (1)	35.96	35.59	35.17	34.59	34.46
Performance ratios
Return on average assets	1.26%	1.04%	1.07%	0.79%	0.94%
Return on average common equity	9.87%	8.10%	8.21%	5.97%	6.22%
Net interest margin (on a fully tax equivalent basis)	3.25%	3.10%	3.13%	3.25%	3.74%
Equity to assets	12.45%	12.89%	12.83%	12.84%	14.02%
Dividend payout ratio	36.35%	43.76%	43.45%	61.85%	56.54%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.64%	0.71%	1.04%	0.52%	0.54%
Nonperforming assets as a percent of total assets	0.43%	0.51%	0.74%	0.37%	0.40%
Allowance for credit losses as a percent of total loans	1.16%	1.21%	1.23%	1.20%	1.04%
Allowance for credit losses as a percent of nonperforming loans	181.67%	169.59%	117.95%	229.80%	192.29%

Capital ratios
Equity to assets	12.45%	12.89%	12.83%	12.84%	14.02%
Tangible equity to tangible assets (1)	8.96%	9.26%	9.17%	9.12%	10.01%
Tier 1 leverage capital ratio	9.63%	9.56%	9.52%	9.57%	10.74%
Common equity tier 1 capital ratio	13.16%	12.67%	12.41%	12.26%	11.95%
Tier 1 risk-based capital ratio	13.85%	13.34%	13.08%	12.94%	12.60%
Total risk-based capital ratio	15.61%	15.13%	14.87%	14.73%	14.13%

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

On April 22, 2021 the Company announced the signing of a definitive merger agreement with Meridian Bancorp, Inc. ("Meridian"), which is expected to close in the fourth quarter of 2021. The closing of the Meridian acquisition is subject to certain conditions including approval of the transaction by Meridian and the Company's shareholders, receipt of required regulatory approvals, and other standard conditions.

    During the ongoing COVID-19 pandemic, the Company has been and remains committed to supporting and working with its customers as they navigate these unprecedented times. The Company has abided by government mandates requiring a temporary moratorium on foreclosures and has offered a variety of relief measures to its customers consistent with prudent banking principles and regulatory guidance. These relief measures have included: temporary deferrals of loan payments, waiving certain fees and permitting customers easier access to their deposits. The Company’s charitable foundations have engaged and will continue to engage in outreach to local communities during this difficult time and have committed funds to be made available to key nonprofits with urgent needs, such as local food banks. The Company remains an active participant in the government-sponsored Paycheck Protection Program ("PPP") designed to help deploy stimulus funds in the form of loans to businesses within the community, funding an additional $340.0 million as part of the second round program during the first quarter of 2021, bringing total outstanding PPP loans to $846.3 million at March 31, 2021.

While the full macroeconomic impacts of the COVID-19 pandemic have yet to be fully determined, overall conditions have begun to improve as a result of vaccine availability, leading to the re-opening of businesses and loosening of certain travel restrictions and social distancing measures. Despite the observed improvements, the future outlook of the COVID-19 pandemic remains highly dependent on the speed of vaccine administration, the efficacy of the vaccines and the possibility for resurgences of COVID-19 or other variants of the virus. As a result, the Company is not able to provide any assurances that the Company’s earnings, asset quality, regulatory capital ratios and economic condition will not be materially adversely impacted on a short term or long term basis.

Interest-Earning Assets

    The results depicted in the following table reflect the trend of the Company's interest-earning assets over the past five quarters. Management’s asset strategy typically emphasizes loan growth, primarily in the commercial and home equity portfolios however, during the first quarter of 2021, the increase in interest-earning assets was primarily driven by growth in cash balances attributable to elevated deposits from PPP fundings and government stimulus payments, as well as purchases of investment securities made during the quarter to effectively deploy the excess cash. Loan growth decreased slightly during the quarter as strong originations continued to be constrained by paydowns and refinancing activity.

    Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and loan losses.

Funding and Net Interest Margin

    The Company's overall sources of funding reflect strong business and retail deposit growth with a management emphasis on core deposit growth to fund loans. During the first quarter of 2021, the Company realized growth in deposits, which increased $600.4 million, or 5.5%, from December 31, 2020 to $11.6 billion at March 31, 2021, primarily attributable to a combination of government stimulus payments and loan fundings under the second round of the PPP. Core deposits rose to 90.87% of total deposits at March 31, 2021, as the higher-cost time deposits continued to run-off. The following chart shows the sources of funding and the percentage of core deposits to total deposits for the trailing five quarters:

Sources of Funding
$14
$13
$12
$11
$10
$9
$8
$7
$6
$5
$4
$3
$2
$1
$0
$ (Billions)
120%
100%
80%
60%
40%
20%
0%
$9.9
$11.0
$11.1
$11.2
$11.8
82.62%
87.32%
88.01%
89.57%
90.87%
$9.4
$10.7
$10.9
$11.0
$11.6
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Period Ending
Deposits
Borrowings
% of Core Deposits

    The Company's net interest margin was 3.25% for the first quarter of 2021, reflecting a 15 basis point increase from the fourth quarter of 2020. The increase was primarily driven by increased PPP fee recognition of $5.8 million during the quarter. Also benefiting the margin was the reduced cost of deposits, which decreased 4 basis points during the first quarter of 2021 to 0.10%. The table below illustrates the factors that contributed to this increase in the net interest margin for the first quarter 2021:

Net interest margin for the three months ended December 31, 2020	3.10%
Excess liquidity (cash) Levels	(0.03)%
Securities	(0.05)%
Loan yields	(0.02)%
Nonaccrual interest impact, net	(0.03)%
PPP loan impact	0.20%
Loan purchase accounting (fair value mark amortization/accretion)	0.03%
Decreased cost of funds	0.05%
Net interest margin for the three months ended March 31, 2021	3.25%

    The following table shows the net interest margin and cost of deposits trends for the trailing five quarters:

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

Noninterest expense for the fourth quarter of 2020 included approximately $5.2 million in pre-tax expenses primarily attributable to branch closing decisions and loss on the sale of investments. Noninterest expenses decreased during the first quarter of 2021, as compared to the fourth quarter of 2020, but remained elevated primarily due to increases in salaries and employee benefits and consultant fees.

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

    The Company declared quarterly cash dividends of $0.48 per share for the first quarter of 2021, representing an increase of 4.3% from the 2020 quarterly dividend rate of $0.46 per share.

First Quarter 2021 Results

    Net income for the first quarter of 2021 was $41.7 million, or $1.26 on a diluted earnings per share basis, and increased 55.9% and 61.5%, respectively, as compared to $26.8 million, or $0.78 on a diluted earnings per share basis, for the prior year first quarter. First quarter 2021 results were positively impacted by a release of provision for credit loss of $2.5 million as well as increased interest income from fee amortization related to forgiven PPP loans, whereas the prior year ago period included provision for credit loss of $25 million as a result of the COVID-19 pandemic.

2021 Outlook

During the Company's first quarter 2021 earnings call, the Company's Chief Financial Officer provided the following key expectations regarding business activity to serve as near term guidance for the remainder of 2021:

•net loan growth is expected to remain challenged in the near future as attrition continues to mitigate strong closing activity;
•excess liquidity and timing of PPP fee recognition will continue to create some level of volatility in net reported interest margin. Excluding those factors, core margin is expected to compress modestly as asset repricing slightly outpaces the Company's ability to further reduce funding costs;
•provisions for credit losses will continue to reflect a combination of charge-off activity, net loan growth and general economic assumptions. As such, a relatively stable economic environment should continue to provide a framework for very modest provision levels following the significant reserve build in 2020;
•fee income from the wealth management business is expected to remain strong, while mortgage gain on sales margins is expected to normalize down from first quarter 2021 levels. Continued challenges to swap fee income are expected as fixed rate alternatives continue to provide a compelling offer;
•non-interest expense is expected to remain relatively consistent with first quarter 2021 levels; and,
•the tax rate is expected to approximate 25% for the remainder of 2021.

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

	Three Months Ended
	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
	(Dollars in thousands)
Net interest income (GAAP)	$95,584	$91,443	$90,883	$91,098	$94,304	(a)

Noninterest income (GAAP)	$25,246	$27,468	$29,347	$28,190	$26,435	(b)

Noninterest expense (GAAP)	$69,682	$73,727	$66,658	$66,607	$66,840	(d)
Less:
Loss on termination of derivative	—	—	684	—	—
Noninterest expense on an operating basis (Non-GAAP)	$69,682	$73,727	$65,974	$66,607	$66,840	(e)

Total revenue (GAAP)	$120,830	$118,911	$120,230	$119,288	$120,739	(a+b)

Ratios
Efficiency ratio (GAAP based)	57.67%	62.00%	55.44%	55.84%	55.36%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	57.67%	62.00%	54.87%	55.84%	55.36%	(e/(a+b))

    The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share as of the dates indicated:

	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$1,715,371	$1,702,685	$1,689,724	$1,671,692	$1,679,656	(a)
Less: Goodwill and other intangibles	527,895	529,313	530,749	532,202	533,672
Tangible common equity (Non-GAAP)	1,187,476	1,173,372	1,158,975	1,139,490	1,145,984	(b)
Tangible assets
Assets (GAAP)	13,773,914	13,204,301	13,173,665	13,022,500	11,980,240	(c)
Less: Goodwill and other intangibles	527,895	529,313	530,749	532,202	533,672
Tangible assets (Non-GAAP)	$13,246,019	$12,674,988	$12,642,916	$12,490,298	$11,446,568	(d)
Common shares	33,024,882	32,965,692	32,955,547	32,942,110	33,260,005	(e)

Common equity to assets ratio (GAAP)	12.45%	12.89%	12.83%	12.84%	14.02%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	8.96%	9.26%	9.17%	9.12%	10.01%	(b/d)
Book value per share (GAAP)	$51.94	$51.65	$51.27	$50.75	$50.50	(a/e)
Tangible book value per share (Non-GAAP)	$35.96	$35.59	$35.17	$34.59	$34.46	(b/e)

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
There have been no material changes in critical accounting policies during the first three months of 2021. Refer to the Company's 2020 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $269.1 million, or 23.2%, at March 31, 2021 as compared to December 31, 2020, reflecting $373.4 million of purchases offset by paydowns, called securities, and maturities. The ratio of securities to total assets was 10.4% and 8.8% at March 31, 2021 and December 31, 2020, respectively. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss ("CECL") methodology. Further details regarding the Company's measurement of expected credit losses on securities can be found in Note 3 “Securities” to the Consolidated Financial Statements included in Part I. Item 1 of this Report.

    Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. The Company originates residential loans with the intention of selling them in the secondary market or to hold in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no material losses related to mortgage repurchases during the three months ended March 31, 2021 and 2020, respectively.

    The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended March 31
	2021	2020
	(Dollars in thousands)
Held in portfolio	$81,921	$37,337
Sold or held for sale in the secondary market	270,161	169,253
Total closed loans	$352,082	$206,590

    The table below reflects additional information related to the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended March 31
	2021	2020
	(Dollars in thousands)
Sold with servicing rights released	$281,139	$121,784
Sold with servicing rights retained (1)	1,430	35,331
Total loans sold	$282,569	$157,115

(1) All loans sold with servicing rights retained were sold with recourse during the three months ended March 31, 2021 and 2020, respectively.

    When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneously with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $401.2 million, $453.7 million and $610.4 million at March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:

Table 3 - Mortgage Servicing Asset

	Three Months Ended March 31
	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$2,365	$5,116
Additions	13	333
Amortization	(243)	(284)
Change in valuation allowance	406	(661)
Balance at end of period	$2,541	$4,504
See Note 6, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio Total loans at March 31, 2021 decreased by $146.2 million, or 1.6%, when compared to the prior quarter. Despite strong origination volumes and loan pipelines across all products, overall portfolio growth continued to be constrained by ongoing paydowns and re-financing activity. Exclusive of PPP activity, total commercial loans decreased 1.70% during the first quarter, primarily reflecting a slowdown in new construction financing and notably lower line utilization levels within the commercial and industrial ("C&I") portfolio, while commercial real estate balances remained relatively stable. Within C&I, PPP loan originations from the new 2021 program of $340.0 million outpaced PPP loan payoffs of $285.6 million on the prior year balances, resulting in a net PPP loan balance increase of $54.4 million for the first quarter of 2021 as compared to the fourth quarter of 2020. Within the consumer portfolios, the majority of mortgage production continued to be sold in the secondary market, while the low interest-rate environment and excess consumer liquidity position continued to drive elevated payoff activity along with low home equity line utilization, resulting in reductions of 4.2% and 3.8% within the mortgage and home equity portfolios, respectively.

    The Company's commercial loan portfolio is comprised primarily of commercial and industrial loans as well as commercial real estate loans. Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The Company's participation in the PPP resulted in significant loan fundings within the commercial and industrial portfolio throughout 2020 and the first quarter of 2021, with outstanding balances totaling $846.3 million at March 31, 2021, comprising 40.6% of the total portfolio. Accordingly, the composition of the portfolio by sector is skewed as compared to periods prior to commencement of the PPP, as the PPP loans are reflected within the various sectors below. In connection with PPP loan originations during the current quarter, the Company received fee revenue of $13.1 million, which is deferred and amortized over the life of the loan. During the three months ended March 31, 2021, the Company amortized into income $9.5 million in PPP fee revenue related to forgiven loans. Balances of unamortized PPP loan fees will be amortized into income over the remaining loan maturities. The following pie chart shows the diversification of the commercial and industrial portfolio as of March 31, 2021:

## Commercial and Industrial Loan Portfolio Composition
## Total Portfolio of $2.1 billion

All Other (12 Sectors): 20.6%
Retail Trade: 16.2%
Finance and Insurance: 3.2%
Construction: 15.2%
Administrative Support/Waste Mgmt/Remediation Services : 8.1%
Accommodation and Food Services: 8.3%
Real Estate/Rental and Leasing: 11.3%
Manufacturing: 9.3%
Wholesale Trade: 7.8%

(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$126
Largest individual commercial and industrial loan outstanding	$20,213
Commercial and industrial nonperforming loans/commercial and industrial loans	1.43%
The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of March 31, 2021:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $4.7 billion
All Other: 12.5%
Strip Malls: 5.9%
Hotels/Motels: 8.3%
Industrial Warehouse: 9.6%
Commercial Buildings: 16.9%
Office Buildings: 15.4%
Residential - Related: 31.4%

(Dollars in thousands)
Average loan size	$1,107
Largest individual commercial real estate mortgage outstanding	$32,000
Commercial real estate nonperforming loans/commercial real estate loans	0.21%
Owner occupied commercial real estate loans/commercial real estate loans	14.4%

    The Company's consumer portfolio consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed-rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Other consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $2.3 billion at March 31, 2021, as noted below:

# Consumer Portfolio Composition
# Total Portfolio of $2.3 Billion

Other consumer: 0.9%
Home equity - subordinate positions: 18.2%
Residential real estate: 54.2%
Home equity - first position: 26.7%

Asset Quality   The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this assessment, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, nonperforming and/or put on nonaccrual status. In the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring ("TDR"). In addition, the Company has been offering need-based payment relief options for commercial and small business loans, residential mortgages, and home equity loans and lines of credit in response to the COVID-19 pandemic. In accordance with the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), these modifications are not accounted for as TDRs or reflected as delinquent or non-accrual loans if the borrower was in compliance with the loan terms as of December 31, 2019.

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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	March 31 2021	December 31 2020	March 31 2020
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$29,785	$34,729	$21,435
Commercial real estate	9,635	10,195	4,949
Small business	660	825	450
Residential real estate	13,392	15,528	14,502
Home equity	5,592	5,427	6,571
Other consumer	136	156	108
Total (1)	$59,200	$66,860	$48,015
Loans past due 90 days or more but still accruing
Other consumer	1	1	25
Total	$1	$1	$25
Total nonperforming loans	$59,201	$66,861	$48,040
Other real estate owned	—	—	—
Total nonperforming assets	$59,201	$66,861	$48,040
Nonperforming loans as a percent of gross loans	0.64%	0.71%	0.54%
Nonperforming assets as a percent of total assets	0.43%	0.51%	0.40%

(1)Inclusive of TDRs on nonaccrual status of $21.2 million, $22.2 million, and $23.8 million at March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

    The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended
	March 31
	2021
	Three Months Ended
	March 31 2021	March 31 2020
	(Dollars in thousands)
Nonperforming assets beginning balance	$66,861	$48,049
New to nonperforming	2,359	6,515
Loans charged-off	(3,686)	(734)
Loans paid-off	(4,025)	(5,079)
Loans restored to performing status	(2,559)	(561)
Other	251	(150)
Nonperforming assets ending balance	$59,201	$48,040

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 6 - Troubled Debt Restructurings

	March 31 2021	December 31 2020	March 31 2020
	(Dollars in thousands)
Performing troubled debt restructurings	$20,262	$16,983	$18,129
Nonaccrual troubled debt restructurings	21,167	22,209	23,842
Total	$41,429	$39,192	$41,971
Performing troubled debt restructurings as a % of total loans	0.22%	0.18%	0.20%
Nonaccrual troubled debt restructurings as a % of total loans	0.23%	0.24%	0.27%
Total troubled debt restructurings as a % of total loans	0.45%	0.42%	0.47%

The following table summarizes changes in TDRs for the periods indicated:
Table 7 - Activity in Troubled Debt Restructurings

	Three Months Ended
	March 31 2021	March 31 2020
	(Dollars in thousands)
TDRs beginning balance	$39,192	$44,365
New to TDR status	3,836	185
Paydowns	(1,599)	(2,557)
Charge-offs	—	(22)
TDRs ending balance	$41,429	$41,971

    Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs for the periods indicated:
Table 8 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended
	March 31 2021	March 31 2020
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$917	$709
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$264	$326

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At March 31, 2021, there were 87 relationships, with an aggregate balance of $141.2 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company. A portion of the potential problem loans identified by management were granted a deferral during 2020 in accordance with the relief options offered in response to the COVID-19 pandemic. If applicable, these potential problem loans with an active deferral as of March 31, 2021 have been included in the table below.

As previously noted, the Company has been offering need-based payment relief options to its customers in response to the COVID-19 pandemic, primarily in the form of payment deferrals. Loans that were modified are not accounted for as TDRs or reflected as delinquent or nonaccrual loans if the borrower was in compliance with their loan terms as of December 31, 2019. The following table summarizes active deferrals by modification type as of March 31, 2021:
Table 9 - Deferrals by Modification Type

	Deferral of Principal and Interest	Deferral of Principal Only	Deferral of Interest Only	Total Deferrals	Total Portfolio	% Deferral
	(Dollars in thousands)
Commercial and industrial	$2,300	$1,636	$1,765	$5,701	$2,086,671	0.3%
Commercial real estate (1)	10,425	203,319	—	213,744	4,693,979	4.6%
Business Banking	294	645	—	939	174,211	0.5%
Residential real estate	87	—	—	87	1,241,789	—%
Home equity	153	—	—	153	1,028,495	—%
Consumer	—	—	—	—	21,546	—%
Total active deferrals as of March 31, 2021	$13,259	$205,600	$1,765	$220,624	$9,246,691	2.4%
(1) Balances include commercial construction deferrals.

Additionally, as a result of the COVID-19 pandemic, management has also enhanced monitoring of loan portfolios in certain industries that have been or could be potentially highly impacted. While management is unable to predict the full impact of all industries affected by the COVID-19 pandemic, there are assumptions as to which industries will be more impacted due to social distancing and other measures put in place, as well as the duration of these restrictions. Management has identified approximately $1.3 billion of loans within highly impacted industries, such as Accommodations, Food Services, Retail Trade, Other Services (except Public Administration), and Arts, Entertainment & Recreation. Loss exposure within these industries is mitigated by a number of factors such as collateral values, loan-to-value ratios, and other key indicators, however, some degree of credit loss is expected and has been incorporated into the allowance for credit loss recognition under the CECL model.

The table below provides total outstanding balances of commercial loans as of the dates indicated within industries that management has deemed to be highly impacted by the COVID-19 pandemic:

Table 10 - Industries Highly Impacted By COVID-19 - Details

March 31, 2021
(Dollars in thousands)
Accommodations
Balance	$402,259
Average borrower loan size	$4,193
% secured by real estate	99.8%
Weighted average loan to value	54.3%
Other information:
–The accommodation portfolio consists of 68 properties representing a combination of flagged (59%) and non-flagged (41%) hotels, motels and inns.
–Loans secured by hotel properties deemed to be located in areas of leisure comprise $167.5 million, or 42% of the hotel portfolio.
–Approximately 89% of the balances outstanding are secured by properties located within the six New England states with the largest concentration in Massachusetts (58%).

Food Services
Balance	$135,480
Average borrower loan size	$363
% secured by real estate	69.4%
Weighted average loan to value	50.4%
Other information:
–The food services portfolio includes full-service restaurants (60%), limited service restaurants and fast food (38%), and other types of food service (caterers, bars, mobile food service 2%).

Retail Trade
Balance	$530,544
Average borrower loan size	$492
% secured by real estate	42.7%
Weighted average loan to value	56.6%
Other information:
–The retail trade portfolio consists broadly of food and beverage stores (43%), motor vehicle and parts dealers (28%), and gasoline stations (14%). All other retailers account for 15% of the current outstanding balance.

–Collateral for these loans varies and may consist of real estate, motor vehicles inventories, other types of inventories and general business assets.

Other Services (except Public Administration)
Balance	$147,968

Average borrower loan size	$259
% secured by real estate	51.0%
Weighted average loan to value	50.4%
Other information:
–The other services portfolio consists of various for-profit and not-for-profit services diversified across religious, civic and social service organizations (41%), repair and maintenance business (31%) and personal services, including car washes, beauty salons, laundry services, funeral homes, pet care and other types of services (28%).

Arts, Entertainment, and Recreation
Balance	$99,919
Average borrower loan size	$805
% secured by real estate	83.9%
Weighted average loan to value	52.9%
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
In accordance with the CECL methodology, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The model estimates expected credit losses using loan level data over the contractual life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period of one year, beyond which is a reversion to the Company's historical long-run average for a period of 6 months. The Company's qualitative assessment is structured based upon nine environmental factors impacting the expected risk of loss within the loan portfolio. Loans that do not share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that will be individually assessed, the Company uses either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable.
The allowance for credit losses of $107.5 million at March 31, 2021 represents a decrease of $5.8 million, or 5.2% compared to December 31, 2020. The Company recorded a release of provision for credit losses of $2.5 million during the first quarter of 2021, reflecting improvements in asset quality metrics and overall macro-economic assumptions, along with lower loan levels.
While management is unable to know with certainty the direct, indirect, and future impacts of the COVID-19 pandemic, it is expected that the pandemic will have a material adverse impact on future losses across a broad range of loan segments. As such, the allowance for credit losses at March 31, 2021 reflects increased reserve allocations to loan segments that are considered to have elevated loss exposure associated with the COVID-19 pandemic. In addition, management continues to reflect conservative assumptions, such as that the federal funds rates will remain near 0% through mid-2025 and that recent stimulus will be ineffective as consumers are reluctant to spend the funds, and some concerns about the speed of wide spread vaccine administration, the efficacy of the vaccines and the possibility for resurgences of COVID-19 or other variants of the virus.
The allowance for credit losses continued to be qualitatively adjusted upward during the first quarter of 2021, in order to ensure coverage for highly impacted relationships as management performed detailed analysis consisting of a review of maximum levels of historic loss given default ("LGD") and stressed probability of default ("PD") scenarios for loans that were deemed to be more at risk within the industries that are highly impacted by the COVID-19 pandemic. In addition to these industry exposures, qualitative adjustments were also made in order to provide coverage over the additional risk of loss attributable to collateral values associated with non-owner occupied real estate with significant retail tenant exposure, as well as home equity loans within a junior lien position.

    The following table summarizes changes in the allowance for credit losses and other selected statistics for the periods presented:

Table 11 - Summary of Changes in the Allowance for Credit Losses

	Three Months Ended
	March 31 2021	December 31 2020	September 30 2020	June 30 2020	March 31 2020
	(Dollars in thousands)
Average total loans	$9,343,769	$9,396,192	$9,375,522	$9,311,877	$8,871,346
Allowance for credit losses, beginning of period	$113,392	$115,625	$112,176	$92,376	$67,740
Cumulative effect accounting adjustment (1)	—	—	—	—	(1,137)
Cumulative effect accounting adjustment (2)	—	—	—	—	1,157
Charged-off loans
Commercial and industrial	3,331	2,124	185	—	—
Commercial real estate	—	—	3,885	—	—
Commercial construction	—	—	—	—	—
Small business	66	186	49	36	109
Residential real estate	—	105	—	—	—
Home equity	—	—	—	4	138
Other consumer	289	283	185	670	487
Total charged-off loans	3,686	2,698	4,304	710	734
Recoveries on loans previously charged-off
Commercial and industrial	64	242	1	4	42
Commercial real estate	57	—	9	—	—
Commercial construction	—	—	—	—	—
Small business	11	25	2	3	3
Residential real estate	1	—	1	—	1
Home equity	13	36	21	95	58
Other consumer	197	162	219	408	246
Total recoveries	343	465	253	510	350
Net loans charged-off (recovered)
Commercial and industrial	3,267	1,882	184	(4)	(42)
Commercial real estate	(57)	—	3,876	—	—
Commercial construction	—	—	—	—	—
Small business	55	161	47	33	106
Residential real estate	(1)	105	(1)	—	(1)
Home equity	(13)	(36)	(21)	(91)	80
Other consumer	92	121	(34)	262	241
Total net loans charged-off	3,343	2,233	4,051	200	384
Provision for credit losses	(2,500)	—	7,500	20,000	25,000
Total allowance for credit losses, end of period	$107,549	$113,392	$115,625	$112,176	$92,376
Net loans charged-off as a percent of average total loans (annualized)	0.15%	0.09%	0.17%	0.01%	0.02%
Allowance for credit losses as a percent of total loans	1.16%	1.21%	1.23%	1.20%	1.04%
Allowance for credit losses as a percent of nonperforming loans	181.67%	169.59%	117.95%	229.80%	192.29%

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 12 - Summary of Allocation of Allowance for Credit Losses

	March 31 2021		December 31 2020
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$20,207	22.6%	$21,086	22.4%
Commercial real estate	44,348	45.2%	45,009	44.4%
Commercial construction	5,268	5.6%	5,397	5.9%
Small business	3,621	1.9%	5,095	1.9%
Residential real estate	12,956	13.4%	14,275	13.8%
Home equity	20,716	11.1%	22,060	11.4%
Other consumer	433	0.2%	470	0.2%
Total allowance for credit losses	$107,549	100.0%	$113,392	100.0%
(1)Includes loans originated as part of the PPP established by the CARES Act, which have been excluded from the credit loss calculations because these loans are 100% guaranteed by the U.S. Government.
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
For additional information regarding the Company’s allowance for credit losses, see Note 4 "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to Consolidated Financial Statements included in Part I.Item 1 of this Report.
Federal Home Loan Bank Stock The Bank held investments in FHLB of Boston stock of $10.3 million at each of March 31, 2021 and December 31, 2020. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.
    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $527.9 million and $529.3 million at March 31, 2021 and December 31, 2020, respectively. The decrease was primarily due to amortization of definite-lived intangibles.
The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company last performed its annual goodwill impairment testing during the third quarter of 2020 and determined that the Company's goodwill was not impaired as of September 30, 2020. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes during the first quarter of 2021 that indicated impairment of other intangible assets.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $241.4 million and $200.5 million at March 31, 2021 and December 31, 2020, respectively, reflecting new policy purchases totaling $40.0 million during the first quarter of 2021. The Company recorded tax exempt income from life insurance policies of $1.3 million for each of the three month periods ended March 31, 2021 and 2020. The Company also recorded gains on life insurance benefits of $258,000, and $357,000 for the three months ended March 31, 2021 and 2020, respectively.
Deposits As of March 31, 2021, total deposits were $11.6 billion, representing a $600.4 million, or 5.5%, increase from December 31, 2020, as a combination of government stimulus payments and loan fundings under the second round of the PPP fueled significant growth during the first quarter of 2021. The total cost of deposits was 0.10% and 0.48% for the three months ended March 31, 2021 and 2020, respectively. Core deposits increased to 90.9% of total deposits as of March 31, 2021, as noncore time deposits continued to runoff.
    The Company also participates in the IntraFi Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market, and amounted to $233.2 million and $237.9 million at March 31, 2021 and December 31, 2020, respectively. In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the IntraFi Network, which amounted to $7.8 million and $8.5 million at March 31, 2021 and December 31, 2020, respectively.
Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.
The following table presents the components of borrowings as of the dates indicated:
Table 13 - Borrowings

	March 31 2021	December 31 2020
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$35,717	$35,740
Long-term borrowings	28,099	32,773
Junior subordinated debentures	62,851	62,851
Subordinated debentures	49,720	49,696
Total borrowings	$176,387	$181,060
Additionally, the Bank had $4.0 billion and $4.1 billion of assets pledged as collateral against borrowings at March 31, 2021 and December 31, 2020, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On March 18, 2021, the Company’s Board of Directors declared a cash dividend of $0.48 per share to shareholders of record as of the close of business on March 29, 2021. This dividend was paid on April 9, 2021.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At March 31, 2021 and December 31, 2020, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:

Table 14 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	March 31, 2021
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$1,395,973	15.61%	$715,596	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	1,177,483	13.16%	402,522	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	1,238,483	13.85%	536,697	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	1,238,483	9.63%	514,262	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$1,359,395	15.20%	$715,318	≥	8.0%	$894,147	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	1,251,598	14.00%	402,366	≥	4.5%	581,196	≥	6.5%
Tier 1 capital (to risk weighted assets)	1,251,598	14.00%	536,488	≥	6.0%	715,318	≥	8.0%
Tier 1 capital (to average assets)	1,251,598	9.73%	514,356	≥	4.0%	642,945	≥	5.0%
	December 31, 2020
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$1,374,349	15.13%	$726,482	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	1,150,177	12.67%	408,646	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	1,211,177	13.34%	544,861	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	1,211,177	9.56%	506,805	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$1,320,056	14.54%	$726,313	≥	8.0%	$907,892	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	1,206,566	13.29%	408,551	≥	4.5%	590,130	≥	6.5%
Tier 1 capital (to risk weighted assets)	1,206,566	13.29%	544,735	≥	6.0%	726,313	≥	8.0%
Tier 1 capital (to average assets)	1,206,566	9.54%	505,747	≥	4.0%	632,184	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At March 31, 2021, the Company's capital levels exceeded the buffer.
Dividend Restrictions The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. There were no dividends paid by the Bank to the Company for the three months ended March 31, 2021 and $28.4 million in dividends were paid by the Bank to the Company for the three months ended March 31, 2020.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At each of March 31, 2021 and December 31, 2020 there were $61.0 million in trust preferred securities included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management As of March 31, 2021, the Rockland Trust Investment Management Group had assets under administration of $5.2 billion, representing 6,216 trust, fiduciary, and agency accounts. At December 31, 2020, assets under administration were $4.9 billion, representing approximately 6,175 trust, fiduciary, and agency accounts. Included in these amounts as of March 31, 2021 and December 31, 2020 were assets under administration of $395.8 million and $369.6 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group was $7.4 million and $6.3 million for the three months ended March 31, 2021 and 2020, respectively.
Retail investments and insurance revenue were $902,000 and $540,000 for the three months ended March 31, 2021 and 2020, respectively. This increase was primarily due to a strong sales volume.
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

RESULTS OF OPERATIONS
    The following table provides a summary of results of operations for the three months ended March 31, 2021 and 2020:
Table 15 - Summary of Results of Operations

	Three Months Ended March 31
	2021	2020
	(Dollars in thousands, except per share data)
Net income	$41,711	$26,751
Diluted earnings per share	$1.26	$0.78
Return on average assets	1.26%	0.94%
Return on average equity	9.87%	6.22%
Net interest margin	3.25%	3.74%

    The Company's results of operations for the first quarter of 2021 were positively impacted by a release of provision for credit losses in the amount of $2.5 million as well as elevated interest income from forgiven PPP loans. In comparison, results from the first quarter of 2020 reflected an increased provision for credit loss of $25.0 million, driven by anticipated credit losses related to the COVID-19 pandemic.
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the first quarter of 2021 was $95.8 million, representing an increase of $1.3 million, or 1.3%, when compared to the first quarter of 2020.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three months ended March 31, 2021 and 2020. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income tax rate that would have been paid if the income had been fully taxable.
Table 16 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended March 31
	2021			2020
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$1,321,430	$326	0.10%	$72,552	$160	0.89%
Securities
Securities - trading	2,939	—	—%	2,263	—	—%
Securities - taxable investments	1,250,451	6,627	2.15%	1,189,965	7,957	2.69%
Securities - nontaxable investments (1)	642	6	3.79%	1,237	12	3.90%
Total securities	$1,254,032	$6,633	2.15%	$1,193,465	$7,969	2.69%
Loans held for sale	49,652	296	2.42%	28,045	232	3.33%
Loans (2)
Commercial and industrial (1)	2,115,069	23,046	4.42%	1,403,199	16,940	4.86%
Commercial real estate (1)	4,156,012	40,376	3.94%	4,012,125	45,851	4.60%
Commercial construction	555,153	5,283	3.86%	555,741	6,901	4.99%
Small business	174,320	2,281	5.31%	174,668	2,562	5.90%
Total commercial	7,000,554	70,986	4.11%	6,145,733	72,254	4.73%
Residential real estate	1,271,283	12,436	3.97%	1,560,839	14,619	3.77%
Home equity	1,050,234	8,757	3.38%	1,136,931	11,827	4.18%
Total consumer real estate	2,321,517	21,193	3.70%	2,697,770	26,446	3.94%
Other consumer	21,698	432	8.07%	27,843	572	8.26%
Total loans	$9,343,769	$92,611	4.02%	$8,871,346	$99,272	4.50%
Total interest-earning assets	$11,968,883	$99,866	3.38%	$10,165,408	$107,633	4.26%
Cash and due from banks	154,870			122,707
Federal Home Loan Bank stock	10,250			14,699
Other assets	1,241,651			1,166,775
Total assets	$13,375,654			$11,469,589
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$4,109,747	$423	0.04%	$3,270,719	$1,934	0.24%
Money market	2,288,030	521	0.09%	1,872,003	3,173	0.68%
Time deposits	906,613	1,767	0.79%	1,346,890	5,785	1.73%
Total interest-bearing deposits	$7,304,390	$2,711	0.15%	$6,489,612	$10,892	0.68%
Borrowings
Federal Home Loan Bank borrowings	$35,785	$188	2.13%	$131,225	$528	1.62%
Long-term borrowings	28,247	111	1.59%	74,912	561	3.01%
Junior subordinated debentures	62,851	426	2.75%	62,849	478	3.06%
Subordinated debentures	49,705	617	5.03%	49,612	617	5.00%
Total borrowings	$176,588	$1,342	3.08%	$318,598	$2,184	2.76%

Total interest-bearing liabilities	$7,480,978	$4,053	0.22%	$6,808,210	$13,076	0.77%
Noninterest bearing demand deposits	3,895,447			2,680,718
Other liabilities	285,857			251,469
Total liabilities	$11,662,282			$9,740,397
Stockholders' equity	1,713,372			1,729,192
Total liabilities and stockholders' equity	$13,375,654			$11,469,589
Net interest income (1)		$95,813			$94,557
Interest rate spread (3)			3.16%			3.49%
Net interest margin (4)			3.25%			3.74%
Supplemental information
Total deposits, including demand deposits	$11,199,837	$2,711		$9,170,330	$10,892
Cost of total deposits			0.10%			0.48%
Total funding liabilities, including demand deposits	$11,376,425	$4,053		$9,488,928	$13,076
Cost of total funding liabilities			0.14%			0.55%

(1)The total amount of adjustment to interest income and yield on a FTE basis was $229,000 and $253,000 for the three months ended March 31, 2021 and 2020, respectively. The FTE adjustment relates to tax exempt income relating to securities with average balances of $642,000 and $1.2 million and tax exempt income relating to loans with average balances of $70.2 million and $85.5 million, for the three months ended March 31, 2021 and 2020, respectively.
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
Table 17 - Volume Rate Analysis

	Three Months Ended March 31
	2021 Compared To 2020
	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$(2,588)	$2,754	$166
Securities
Securities - taxable investments	(1,734)	404	(1,330)
Securities - nontaxable investments (1)	—	(6)	(6)
Total securities			(1,336)
Loans held for sale	(115)	179	64
Loans
Commercial and industrial (1)	(2,488)	8,594	6,106
Commercial real estate (1)	(7,119)	1,644	(5,475)
Commercial construction	(1,611)	(7)	(1,618)
Small business	(276)	(5)	(281)
Total commercial			(1,268)
Residential real estate	529	(2,712)	(2,183)
Home equity	(2,168)	(902)	(3,070)
Total consumer real estate			(5,253)
Other consumer	(14)	(126)	(140)
Total loans (1)(2)			(6,661)
Total income of interest-earning assets			$(7,767)
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(2,007)	$496	$(1,511)
Money market	(3,357)	705	(2,652)
Time certificates of deposits	(2,127)	(1,891)	(4,018)
Total interest bearing deposits			(8,181)
Borrowings
Federal Home Loan Bank borrowings	44	(384)	(340)
Line of Credit	—	—	—
Long-term borrowings	(101)	(349)	(450)
Junior subordinated debentures	(52)	—	(52)
Subordinated debentures	(1)	1	—
Total borrowings			(842)
Total expense of interest-bearing liabilities			(9,023)
Change in net interest income			$1,256

(1)Reflects income determined on a FTE basis. See footnote (1) to tables 16 for the related adjustments.
(2)Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an appropriate level of allowance for credit losses. The Company recorded a release of provision for credit losses of $2.5 million for the three months ended March 31, 2021, primarily due to an improved economic outlook coupled with lower loan balances. The Company recorded a provision expense of $25.0 million for the three months ended March 31, 2020, which was primarily driven by anticipated loan losses related to the COVID-19 pandemic. The Company’s allowance for credit losses, as a percentage of total loans, was 1.16% at March 31, 2021, 1.21% at December 31, 2020, and 1.04% at March 31, 2020. The Company recorded net charge-offs of $3.3 million and $384,000 for the three months ended March 31, 2021 and March 31, 2020, respectively. Refer to Note 4 "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses for the period.

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 18 - Noninterest Income

	Three Months Ended
	March 31		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Deposit account fees	$3,584	$4,970	$(1,386)	(27.89)%
Interchange and ATM fees	2,720	4,896	(2,176)	(44.44)%
Investment management	8,304	6,829	1,475	21.60%
Mortgage banking income	5,740	861	4,879	566.67%
Gain on life insurance benefits	258	357	(99)	(27.73)%
Increase in cash surrender value of life insurance policies	1,323	1,276	47	3.68%
Loan level derivative income	173	3,597	(3,424)	(95.19)%
Other noninterest income	3,144	3,649	(505)	(13.84)%
Total	$25,246	$26,435	$(1,189)	(4.50)%

The primary reasons for the variances in the noninterest income categories shown in the preceding table include:
•Deposit account fees decreased for the three months ended March 31, 2021 in comparison to the year ago period, driven primarily by reductions in overdraft fees as customers benefited from government stimulus payments during the first quarter of 2021.
•Interchange and ATM fees decreased for the three months ended March 31, 2021 in comparison to the year ago period, which decrease primarily reflects the negative impact of the Durbin Amendment, which the Company became subject to effective July 1, 2020 as a result of crossing the $10 billion asset threshold, and an overall decrease in consumer spending as customers focused on retaining liquidity following the onset of COVID-19 pandemic late in the first quarter of 2020.
•Investment management income increased for the three months ended March 31, 2021 in comparison to the year ago period primarily driven by more favorable market conditions during the first quarter of 2021, along with overall growth in assets under administration which increased 29.91% to $5.2 billion at March 31, 2021, from $4.0 billion at Mach 31, 2020.
•Mortgage banking income increased for the three months ended March 31, 2021 in comparison to the year ago period primarily due to increased loan volume and continued strong demand largely driven by the low interest rate environment.
•Loan level derivative income decreased for the three months ended March 31, 2021 primarily as a result of lower customer demand in comparison to the year ago period.
•Other noninterest income decreased for the three months ended March 31, 2021, primarily attributable to decreases in equipment rental income, income on called securities, 1031 exchange fee income and FHLB dividend income, partially offset by increases in unrealized gains on equity securities and loan workout costs.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 19 - Noninterest Expense

	Three Months Ended
	March 31		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$39,889	$37,349	$2,540	6.80%
Occupancy and equipment expenses	9,273	9,317	(44)	(0.47)%
Data processing & facilities management	1,665	1,658	7	0.42%
FDIC assessment	1,050	—	1,050	100.00%
Consulting expense	2,391	1,336	1,055	78.97%
Core deposit amortization	1,392	1,531	(139)	(9.08)%
Software maintenance	1,970	1,685	285	16.91%
Unrealized loss on equity securities	—	1,799	(1,799)	(100.00)%
Other noninterest expenses	12,052	12,165	(113)	(0.93)%
Total	$69,682	$66,840	$2,842	4.25%

The primary reasons for the variances in the noninterest expense categories shown in the preceding table include:
•The increase in salaries and employee benefits for the three months ended March 31, 2021 is due primarily to increases in incentive compensation expenses, commissions, retirement costs and payroll taxes.
•FDIC assessment increased for the three months ended March 31, 2021, in comparison to year ago period. The Company previously benefited from a small bank assessment credit, which resulted in no expense during the first quarter of 2020. In addition, the Company's assessment base increased due to the Company crossing the $10 billion asset threshold, resulting in an increase to fees incurred.
•Consulting expense increased for the three months ended March 31, 2021 associated with the Company's overall growth, implementation of strategic initiatives, and projects and measures implemented in response to the COVID-19 pandemic.
•Software maintenance increased for the three months ended March 31, 2021 primarily due to the Company's continued investment in its technology infrastructure.
•Other noninterest expense remained relatively consistent when comparing the three months ended March 31, 2021 to the year ago period, with decreases in recruitment costs, amortization of other intangibles and sponsorships, offset by increases in in the provision for unfunded commitments, contactless card issuance costs and contract labor.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 20 - Tax Provision and Applicable Tax Rates

	Three Months Ended
	March 31
	2021	2020
	(Dollars in thousands)
Combined federal and state income tax provision	$11,937	$2,148
Effective income tax rate	22.25%	7.43%
Blended statutory tax rate	27.92%	27.88%

    The Company’s effective tax rate in 2021 thus far is higher as compared to the year ago period primarily due to higher net income, as well as the impact of discrete items, including tax benefits related to low income housing tax credits and equity compensation.  The discrete tax amounts for the three months ended March 31, 2020 include a benefit of $4.7 million associated with the net operating loss (NOL) carryback provision of the CARES Act.  The NOL was generated in relation to the acquisition of Blue Hills Bancorp, Inc. in 2019. The effective tax rates in the table above are lower than the blended statutory tax rates due to the aforementioned discrete items as well as certain tax preference assets such as life insurance policies, tax exempt bonds, and federal tax credits. The Company’s blended statutory tax rate for the three months ended March 31, 2021 is comparable to the year ago period.

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2039, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $152.8 million, of which $85.8 million had been funded as of March 31, 2021. It is expected that the limited partnership investments will generate a net tax benefit of approximately $1.9 million for the fiscal year 2021 and a total of $20.6 million over the remaining life of the investments from the combination of the tax credits and operating losses.
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
Credit Risk    Credit risk is the possibility that customers or other counterparties may not repay loans or other contractual obligations according to their terms. While the collateral securing loans may be sufficient in some cases to recover the amount due, in other cases the Company may experience significant credit losses which could have an adverse effect on its operating results. The Company makes assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 4, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.
Operational Risk    Operational risk is the risk of loss from the Company’s operations due to inadequate or failed internal process, people, systems and controls, and external influences such as market conditions, fraudulent activities, natural disasters, and security risks. Potential operational risk exposure exists throughout the Company. The continued effectiveness of colleagues, technical systems, operational infrastructure, and relationships with key third party service providers are integral to mitigating operational risk, and any shortcomings subject the Company to risks that vary in size, scale and scope. Operational risks include, but are not limited to, operational or technical failures, unlawful tampering with technical systems, cyber security, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of the key individuals to perform properly. Management maintains an Operational Risk Committee to assess and mitigate operational risk which contributes to periodic enterprise risk management reporting to the Board of Directors.
Compliance Risk    Compliance risk is the risk of regulatory sanctions or financial loss resulting from the failure to comply with rules and regulations issued by the various banking agencies, the U.S. Securities and Exchange Commission, the NASDAQ Stock Market, and good banking practices. Activities which may expose the Company to compliance risk include money laundering, privacy and data protection, adherence to laws and regulations, community reinvestment initiatives, and employment and tax matters. Compliance risk is mitigated through the use of written policies and procedures, staff training, and continuous monitoring of activities for adherence to policies and procedures. Management maintains a Consumer Compliance Advisory Team to assess and mitigate compliance risk that contributes to periodic enterprise risk management reporting to Executive Management and the Board of Directors.
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

The results of all scenarios and the impact to net interest income are outlined in the table below:
Table 21 - Interest Rate Sensitivity

	March 31
	2021		2020
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(2.8)%	(14.0)%	(1.1)%	(3.5)%
+100	6.8%	2.0%	3.7%	4.6%
+200	14.5%	12.6%	8.1%	11.2%
+300	22.7%	23.6%	12.7%	17.6%
+400	30.5%	34.0%	17.0%	23.8%

Gradual rate shifts (basis points)
-100 over 12 months	(1.1)%	12.4%	(0.1)%	(3.0)%
+200 over 12 months	6.6%	10.2%	3.5%	9.2%
+400 over 24 months	6.7%	18.7%	3.5%	13.5%

Alternative scenarios
Yield Curve Twist (1)	n/a	n/a	1.1%	5.6%
Flat up 200 basis points scenario	6.8	9.7	n/a	n/a
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

    The most significant factors affecting market risk exposure of the Company’s net interest income during the three months ended March 31, 2021 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate and LIBOR rates, and the interest rates being offered on long-term fixed rate loans. Additionally, the full economic impact of the COVID-19 pandemic on these factors remains uncertain.

    The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by using interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from the other party. Interest rate caps and floors are agreements where one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. Additionally, the Company may manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts. In an effort to mitigate that risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. See Note 6, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for additional information regarding the Company’s Derivative Financial Instruments.

    The Company’s earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines. See Note 3, “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1.

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
Management maintains an Asset Liability Committee to manage liquidity risk. The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available funding at the FHLB, less short-term liabilities relative to total assets, was within policy limits at March 31, 2021. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

As a result of PPP loan funding, government stimulus programs and a customer focus on retaining liquidity, the Company continued to experience significant growth in deposits and a buildup of liquidity through these sources during the first quarter of 2021. In addition to this excess liquidity as of March 31, 2021, the Company also maintains sufficient alternative sources of funding from which it may draw, if necessary. The table below shows current and unused liquidity capacity from various sources as of the dates indicated:
Table 22 - Sources of Liquidity

	March 31, 2021		December 31, 2020
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$35,717	$1,261,506	$35,740	$1,372,671
Federal Reserve Bank of Boston (2)	—	1,382,439	—	1,355,809
Unpledged Securities	—	985,024	—	716,961
Line of Credit	—	50,000	—	50,000
Long-term borrowing (3)	28,099	—	32,773	—
Junior subordinated debentures (3)	62,851	—	62,851	—
Subordinated debt (3)	49,720	—	49,696	—
Reciprocal deposits (3)	233,179	—	237,902	—
Brokered deposits (3)	7,792	—	8,538	—
	$417,358	$3,678,969	$427,500	$3,495,441

(1)Loans with a carrying value of $2.1 billion at each of March 31, 2021 and December 31, 2020 were pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.
(2)Loans with a carrying value of $1.9 billion at each of March 31, 2021 and December 31, 2020 were pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.
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
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet financial instruments during the three months ended March 31, 2021.
See Note 6, "Derivative and Hedging Activities" and Note 10, "Commitments and Contingencies" within the Notes to Consolidated Financial Statements included in Part I. Item 1 for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended March 31, 2021.
Refer to the 2020 Form 10-K for a complete table of contractual obligations, commitments and contingencies.

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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. The Company has not experienced any material impact to the Company’s internal control over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal control over financial reporting to minimize any impact on the design and operating effectiveness.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At March 31, 2021, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

    The section titled Risk Factors in Part I, Item 1A of the 2020 Form 10-K includes a discussion of the material risks and uncertainties the Company faces, any one or more of which could have a material adverse effect on the Company's business, results of operations, or financial condition (including capital and liquidity). The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in the 2020 Form 10-K as well as any updated to our risk factors included in subsequent Quarterly Reports on Form 10-Q.
    Except as presented below, there have been no material changes to the risk factors described in the 2020 Form 10-K.
Failure to complete the acquisition of Meridian Bancorp, Inc. for any reason could negatively impact future business and financial results of the Company.

On April 22, 2021, the Company announced the entry into a definitive agreement (the “Merger Agreement”) under which the Company will acquire Meridian Bancorp, Inc. (“Meridian”) and Rockland Trust Company will acquire East Boston Savings Bank (the “Merger”). Completion of the Merger is subject to customary closing conditions, including, among others, (i) approval of the issuance of shares of the Company’s common stock pursuant to the Merger Agreement (the “Company share issuance”) and adoption and approval by Meridian’s stockholders of the Merger Agreement, (ii) authorization for listing on the Nasdaq Stock Market of the shares of the Company’s common stock to be issued in the Merger, subject to official notice of issuance, (iii) the receipt of all required regulatory approvals, including the approval of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Massachusetts Commissioner of Banks, the Massachusetts Housing Partnership Fund and the Depositors Insurance Fund, without the imposition of a burdensome condition, (iv) the effectiveness of the registration statement on Form S-4 to be filed with the Securities and Exchange Commission by the Company in connection with the transactions contemplated by the Merger Agreement and (v) the absence of any order, injunction, decree or other legal restraint preventing the completion of the transactions contemplated by the Merger Agreement or making them illegal. Each party’s obligation to complete the Merger is also subject to additional customary conditions, including, subject to certain exceptions, the accuracy of the representations and warranties of the other party and the performance in all material respects by each party of its obligations under the Merger Agreement.

The Merger Agreement provides certain termination rights for both the Company and Meridian, including that a termination fee of $44.2 million will be payable by either the Company or Meridian, as applicable, in connection with the termination of the Merger Agreement under certain circumstances.

If the Merger is not completed for any reason, the business of the Company may be adversely affected and, without realizing any of the benefits of having completed the Merger, the Company could be subject to a number of risks. In this regard, the Company faces risks and uncertainties due both to the pendency of the Merger and the potential failure to consummate the merger, including:

•the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
•the risk that Meridian’s stockholders may not adopt and approve the Merger Agreement;
•the risk that the Company’s shareholders may not approve the Company share issuance;
•the risk that the necessary regulatory approvals may not be obtained or may be obtained subject to conditions that are not anticipated;
•delays in closing the Merger or other risks that any of the closing conditions to the Merger may not be satisfied in a timely manner;
•the diversion of management’s time and resources from ongoing business operations due to issues relating to the Merger;
•material adverse changes in the Company’s or Meridian’s operations or earnings; and
•potential litigation in connection with the Merger.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not consummated, the Company could have to recognize these and other expenses without realized the expected benefits of the Merger.

The acquisition of Meridian may be more difficult, costly or time consuming than expected, and the expected benefits of the merger may not be realized.

Cost or difficulties relating to integration matters might be greater than expected and the Company may be unable to realize expected cost savings and synergies from the Merger in the amounts and in the timeframe anticipated. For example, it is possible that the integration process could result in the loss of key employees, the disruption of the Company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the combined bank’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business in the markets in which Meridian now operates, which could have an adverse effect on the Company’s financial results and the value of its common stock. The Company’s belief that cost savings and revenue enhancements are achievable is a forward-looking statement that is inherently uncertain. The combined company’s actual cost savings and revenue enhancements, if any, cannot be quantified at this time. Any actual cost savings or revenue enhancements will depend on future expense levels and operating results, the timing of certain events and general industry, regulatory and business conditions. Many of these events will be beyond the control of the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2021:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
January 1 to January 31, 2021	2,316	$76.97	—	—
February 1 to February 28, 2021	10,010	$81.88	—	—
March 1 to March 31, 2021	4,079	$98.36	—	—
Total	16,405	$85.28	—
(1)Reflects shares withheld in connection with the exercise and/or vesting of equity compensation grants to satisfy related tax withholding obligations.

Item  3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - Not Applicable.

Item 5. Other Information - None.

Item 6. Exhibits

Exhibit Index

No.	Exhibit

2.1
Agreement and Plan of Merger dated April 22, 2021 by and among Independent Bank Corp., Bradford Merger Sub Inc., Rockland Trust Company, Meridian Bancorp, Inc. and East Boston Savings, is incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 26, 2021.

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
INDEPENDENT BANK CORP.
(registrant)

May 6, 2021	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

May 6, 2021	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)