Form 10-Q
period 2021-06-30
INDEPENDENT BANK CORP
filed 2021-08-04
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of August 4, 2021, there were 33,044,479 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	June 30 2021	December 31 2020
Assets
Cash and due from banks	$141,953	$169,460
Interest-earning deposits with banks	2,114,477	1,127,176
Securities
Trading	3,439	2,838
Equity	22,975	22,107
Available for sale (amortized cost $782,361 and $395,453)	794,516	412,860
Held to maturity (fair value $877,801 and $752,177)	861,821	724,512
Total securities	1,682,751	1,162,317
Loans held for sale (at fair value)	25,561	58,104
Loans
Commercial and industrial	1,726,498	2,103,152
Commercial real estate	4,251,543	4,173,927
Commercial construction	496,539	553,929
Small business	182,863	175,023
Residential real estate	1,240,279	1,296,183
Home equity - first position	606,332	633,142
Home equity - subordinate positions	412,076	435,648
Other consumer	22,858	21,862
Total loans	8,938,988	9,392,866
Less: allowance for credit losses	(102,357)	(113,392)
Net loans	8,836,631	9,279,474
Federal Home Loan Bank stock	9,079	10,250
Bank premises and equipment, net	117,435	116,393
Goodwill	506,206	506,206
Other intangible assets	20,370	23,107
Cash surrender value of life insurance policies	242,963	200,525
Other assets	496,781	551,289
Total assets	$14,194,207	$13,204,301
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$4,370,852	$3,762,306
Savings and interest checking accounts	4,445,903	4,047,332
Money market	2,352,897	2,232,903
Time certificates of deposit of $100,000 and over	429,811	525,424
Other time certificates of deposits	387,508	425,205
Total deposits	11,986,971	10,993,170
Borrowings
Federal Home Loan Bank borrowings	35,693	35,740
Long-term borrowings (less unamortized debt issuance costs of $13 and $40)	23,425	32,773

Junior subordinated debentures (less unamortized debt issuance costs of $36 and $37)	62,852	62,851
Subordinated debentures (less unamortized debt issuance costs of $257 and $304)	49,743	49,696
Total borrowings	171,713	181,060
Other liabilities	293,901	327,386
Total liabilities	12,452,585	11,501,616
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 33,037,859 shares at June 30, 2021 and 32,965,692 shares at December 31, 2020 (includes 137,005 and 135,205 shares of unvested participating restricted stock awards, respectively)	329	328
Value of shares held in rabbi trust at cost: 83,634 shares at June 30, 2021 and 84,126 shares at December 31, 2020	(3,116)	(3,066)
Deferred compensation and other retirement benefit obligations	3,116	3,066
Additional paid in capital	948,130	945,638
Retained earnings	763,596	716,024
Accumulated other comprehensive income, net of tax	29,567	40,695
Total stockholders’ equity	1,741,622	1,702,685
Total liabilities and stockholders' equity	$14,194,207	$13,204,301
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Interest income
Interest and fees on loans	$88,814	$91,634	$181,197	$190,656
Taxable interest and dividends on securities	7,184	7,831	13,811	15,788
Nontaxable interest and dividends on securities	5	9	10	18
Interest on loans held for sale	186	359	482	591
Interest on federal funds sold and short-term investments	513	132	839	292
Total interest and dividend income	96,702	99,965	196,339	207,345
Interest expense
Interest on deposits	2,017	7,027	4,728	17,919
Interest on borrowings	1,331	1,840	2,673	4,024
Total interest expense	3,348	8,867	7,401	21,943
Net interest income	93,354	91,098	188,938	185,402
Provision for credit losses	(5,000)	20,000	(7,500)	45,000
Net interest income after provision for credit losses	98,354	71,098	196,438	140,402
Noninterest income
Deposit account fees	3,822	2,829	7,406	7,799
Interchange and ATM fees	3,068	5,214	5,788	10,110
Investment management	8,872	7,296	17,176	14,125
Mortgage banking income	2,705	5,005	8,445	5,866
Increase in cash surrender value of life insurance policies	1,589	1,312	2,912	2,588
Gain on life insurance benefits	—	335	258	692
Loan level derivative income	116	2,864	289	6,461
Unrealized gain on equity securities	436	1,386	723	1,386
Other noninterest income	4,359	1,949	7,216	5,598
Total noninterest income	24,967	28,190	50,213	54,625
Noninterest expenses
Salaries and employee benefits	42,635	37,269	82,524	74,618
Occupancy and equipment expenses	8,706	9,273	17,979	18,590
Data processing and facilities management	1,686	1,459	3,351	3,117
FDIC assessment	775	503	1,825	503
Consulting expense	1,492	1,603	3,883	2,939
Core deposit amortization	1,293	1,433	2,685	2,964
Merger and acquisition expense	1,731	—	1,731	—
Software maintenance	1,915	1,780	3,885	3,465
Other noninterest expenses	13,069	13,287	25,121	27,251
Total noninterest expenses	73,302	66,607	142,984	133,447
Income before income taxes	50,019	32,681	103,667	61,580
Provision for income taxes	12,447	7,779	24,384	9,927
Net income	$37,572	$24,902	$79,283	$51,653
Basic earnings per share	$1.14	$0.76	$2.40	$1.54
Diluted earnings per share	$1.14	$0.76	$2.40	$1.54
Weighted average common shares (basic)	33,033,578	32,944,761	33,014,561	33,564,596
Common share equivalents	21,270	28,098	25,085	31,991
Weighted average common shares (diluted)	33,054,848	32,972,859	33,039,646	33,596,587
Cash dividends declared per common share	$0.48	$0.46	$0.96	$0.92
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Net income	$37,572	$24,902	$79,283	$51,653
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	3,793	1,695	(3,981)	11,042
Net change in fair value of cash flow hedges	(1,593)	197	(8,176)	23,181
Net change in other comprehensive income for defined benefit postretirement plans	210	225	1,029	(547)
Total other comprehensive income (loss)	2,410	2,117	(11,128)	33,676
Total comprehensive income	$39,982	$27,019	$68,155	$85,329
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2021 and 2020
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance March 31, 2021	33,024,882	$329	$(3,080)	$3,080	$946,002	$741,883	$27,157	$1,715,371
Net income	—	—	—	—	—	37,572	—	37,572
Other comprehensive income	—	—	—	—	—	—	2,410	2,410
Common dividend declared ($0.48 per share)	—	—	—	—	—	(15,859)	—	(15,859)
Stock based compensation	—	—	—	—	1,610	—	—	1,610
Restricted stock awards issued, net of awards surrendered	6,452	—	—	—	(23)	—	—	(23)
Shares issued under direct stock purchase plan	6,525	—	—	—	541	—	—	541
Deferred compensation and other retirement benefit obligations	—	—	(36)	36	—	—	—	—
Balance June 30, 2021	33,037,859	$329	$(3,116)	$3,116	$948,130	$763,596	$29,567	$1,741,622

Balance March 31, 2020	33,260,005	$331	$(4,604)	$4,604	$962,513	$667,084	$49,728	$1,679,656
Net income	—	—	—	—	—	24,902	—	24,902
Other comprehensive income	—	—	—	—	—	—	2,117	2,117
Common dividend declared ($0.46 per share)	—	—	—	—	—	(15,152)	—	(15,152)
Proceeds from exercise of stock options, net of cash paid	873	—	—	—	(26)	—	—	(26)
Stock based compensation	—	—	—	—	1,579	—	—	1,579
Restricted stock awards issued, net of awards surrendered	6,761	—	—	—	(51)	—	—	(51)
Shares issued under direct stock purchase plan	7,548	—	—	—	532	—	—	532
Shares repurchased under share repurchase program	(333,077)	(3)			(21,862)			(21,865)
Deferred compensation and other retirement benefit obligations	—	—	(45)	45	—	—	—	—
Balance June 30, 2020	32,942,110	$328	$(4,649)	$4,649	$942,685	$676,834	$51,845	$1,671,692

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2021 and 2020
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2020	32,965,692	$328	$(3,066)	$3,066	$945,638	$716,024	$40,695	$1,702,685
Net income	—	—	—	—	—	79,283	—	79,283
Other comprehensive loss	—	—	—	—	—	—	(11,128)	(11,128)
Common dividend declared ($0.96 per share)	—	—	—	—	—	(31,711)	—	(31,711)
Proceeds from exercise of stock options, net of cash paid	4,744	—	—	—	(57)	—	—	(57)
Stock based compensation	—	—	—	—	2,760	—	—	2,760
Restricted stock awards issued, net of awards surrendered	54,558	1	—	—	(1,244)	—	—	(1,243)
Shares issued under direct stock purchase plan	12,865	—	—	—	1,033	—	—	1,033
Deferred compensation and other retirement benefit obligations	—	—	(50)	50	—	—	—	—
Balance June 30, 2021	33,037,859	329	(3,116)	3,116	948,130	763,596	29,567	1,741,622

Balance December 31, 2019	34,377,388	$342	$(4,735)	$4,735	$1,035,450	$654,182	$18,169	$1,708,143
Cumulative effect accounting adjustment (1)	—	—	—	—	—	1,553	—	1,553
Net income	—	—	—	—	—	51,653	—	51,653
Other comprehensive income	—	—	—	—	—	—	33,676	33,676
Common dividend declared ($0.92 per share)	—	—	—	—	—	(30,554)	—	(30,554)
Proceeds from exercise of stock options, net of cash paid	873	—	—	—	(26)	—	—	(26)
Stock based compensation	—	—	—	—	2,429	—	—	2,429
Restricted stock awards issued, net of awards surrendered	49,292	1	—	—	(1,184)	—	—	(1,183)
Shares issued under direct stock purchase plan	14,557	—	—	—	1,092	—	—	1,092
Shares repurchased under share repurchase program	(1,500,000)	(15)	—	—	(95,076)	—	—	(95,091)
Deferred compensation and other retirement benefit obligations	—	—	86	(86)	—	—	—	—
Balance June 30, 2020	32,942,110	328	(4,649)	4,649	942,685	676,834	51,845	1,671,692

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

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Six Months Ended
	June 30
	2021	2020
Cash flow from operating activities
Net income	$79,283	$51,653
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	16,354	14,112
Change in unamortized net loan costs and premiums	(18,558)	(4,064)
Provision for credit losses	(7,500)	45,000
Deferred income tax expense	469	3,045
Net (gain) loss on equity securities	(864)	415
Net loss on bank premises and equipment	60	368
Realized gain on sale leaseback transaction	(289)	(289)
Stock based compensation	2,760	2,429
Increase in cash surrender value of life insurance policies	(2,912)	(2,588)
Gain on life insurance benefits	(258)	(692)
Operating lease payments	(6,088)	(5,887)
Operating lease termination payments	(4,750)	—
Change in fair value on loans held for sale	1,459	(839)
Net change in:
Trading assets	(601)	(362)
Loans held for sale	31,084	(11,249)
Other assets	79,393	(191,261)
Other liabilities	(51,289)	86,847
Total adjustments	38,470	(65,015)
Net cash provided by (used in) operating activities	117,753	(13,362)
Cash flows used in investing activities
Proceeds from sales of equity securities	1,164	—
Purchases of equity securities	(1,415)	(212)
Proceeds from maturities and principal repayments of securities available for sale	51,536	50,262
Purchases of securities available for sale	(438,903)	(30,095)
Proceeds from maturities and principal repayments of securities held to maturity	137,258	105,272
Purchases of securities held to maturity	(274,781)	(95,017)
Net redemption (purchases) of Federal Home Loan Bank stock	1,171	(666)
Investments in low income housing projects	(9,556)	(14,008)
Purchases of life insurance policies	(40,102)	(101)
Proceeds from life insurance policies	576	2,629
Net (increase) decrease in loans	468,901	(481,372)
Purchases of bank premises and equipment	(6,970)	(5,186)
Proceeds from the sale of bank premises and equipment	4	23
Net cash used in investing activities	(111,117)	(468,471)
Cash flows provided by financing activities
Net decrease in time deposits	(133,295)	(302,738)
Net increase in other deposits	1,127,111	1,872,552

Net advances of short-term Federal Home Loan Bank borrowings	—	55,000
Repayments of long-term Federal Home Loan Bank borrowings	—	(25,000)
Repayments of long-term debt, net of issuance costs	(9,375)	(37,500)
Net payments for exercise of stock options	(57)	(26)
Restricted stock awards issued, net of awards surrendered	(1,243)	(1,183)
Proceeds from shares issued under direct stock purchase plan	1,033	1,092
Payments for shares repurchased under share repurchase program	—	(95,091)
Common dividends paid	(31,016)	(30,527)
Net cash provided by financing activities	953,158	1,436,579
Net increase in cash and cash equivalents	959,794	954,746
Cash and cash equivalents at beginning of year	1,296,636	150,974
Cash and cash equivalents at end of period	$2,256,430	$1,105,720
Supplemental schedule of noncash activities
Net increase in capital commitments relating to low income housing project investments	$34,232	$27,937
Right-of-use assets obtained in exchange for new lease obligations	$5,873	$5,356
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the "2020 Form 10-K").

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

    Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 848 "Reference Rate Reform" Update No. 2020-04. Update No. 2020-04 was issued in March 2020 to provide optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The amendments will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022 and do not apply to contract modifications made after December 31, 2022. FASB ASC Topic 848 "Reference Rate Reform" Update No. 2021-01 was subsequently issued in January 2021 and expanded application of the optional expedients to derivative transactions affected by the discounting transition. The Company has not yet adopted the amendments in these updates and is currently in the process of reviewing its contracts and existing processes in order to assess the risks and potential impact of the transition away from LIBOR.

NOTE 3 - SECURITIES

Trading Securities
The Company had trading securities of $3.4 million and $2.8 million as of June 30, 2021 and December 31, 2020, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $23.0 million and $22.1 million as of June 30, 2021 and December 31, 2020, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.
The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the consolidated statements of income that relate to equity securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
	Dollars in thousands
Net gains (losses) recognized during the period on equity securities	$548	$1,386	864	(415)
Less: net gains recognized during the period on equity securities sold during the period	112	—	141	6
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$436	$1,386	$723	$(421)
Available for Sale Securities
The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	June 30, 2021					December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$192,829	$2,080	$(867)	$—	$194,042	$22,476	$1,640	$—	$—	$24,116
U.S. treasury securities	132,247	136	(32)	—	132,351	—	—	—	—	—
Agency mortgage-backed securities	308,670	7,256	(1,830)	—	314,096	224,293	9,337	(1)	—	233,629
Agency collateralized mortgage obligations	93,307	2,535	(5)	—	95,837	88,687	3,083	(87)	—	91,683
State, county, and municipal securities	541	14	—	—	555	790	17	—	—	807
Single issuer trust preferred securities issued by banks	489	1	—	—	490	489	—	(1)	—	488
Pooled trust preferred securities issued by banks and insurers	1,409	—	(348)	—	1,061	1,429	—	(373)	—	1,056
Small business administration pooled securities	52,869	3,215	—	—	56,084	57,289	3,792	—	—	61,081
Total available for sale securities	$782,361	$15,237	$(3,082)	$—	$794,516	$395,453	$17,869	$(462)	$—	$412,860

The Company did not record a provision for estimated credit losses on any available for sale securities during the three and six months ended June 30, 2021 and 2020. Excluded from the table above is accrued interest on available for sale securities of $2.1 million and $1.2 million as of June 30, 2021 and December 31, 2020, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities during the three and six months ended June 30, 2021 and 2020. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status as of June 30, 2021 and December 31, 2020.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three or six months ended June 30, 2021 and 2020, and therefore no gains or losses were realized during the periods presented.
The following tables show the gross unrealized losses and fair value of the Company’s available for sale securities in an unrealized loss position, and for which the Company has not recorded a provision for credit losses, as of the dated indicated. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2021
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	4	$114,362	$(867)	$—	$—	$114,362	$(867)
U.S. treasury securities	1	35,115	(32)	—	—	35,115	(32)
Agency mortgage-backed securities	9	134,589	(1,829)	287	(1)	134,876	(1,830)
Agency collateralized mortgage obligations	1	7,240	(5)	—	—	7,240	(5)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,061	(348)	1,061	(348)
Total impaired available for sale securities	16	$291,306	$(2,733)	$1,348	$(349)	$292,654	$(3,082)

	December 31, 2020
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	3	$437	$(1)	$—	$—	$437	$(1)
Agency collateralized mortgage obligations	2	23,323	(87)	—	—	23,323	(87)
Single issuer trust preferred securities issued by banks and insurers	1	488	(1)	—	—	488	(1)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,056	(373)	1,056	(373)
Total impaired available for sale securities	7	$24,248	$(89)	$1,056	$(373)	$25,304	$(462)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments during the three and six months ended June 30, 2021 and 2020. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at June 30, 2021:
•U.S. Government Agency Securities, U.S. Treasury Securities, Agency Mortgage-Backed Securities and Agency Collateralized Mortgage Obligations: These portfolios have contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. Government or one of its agencies.

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

Held to Maturity Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	June 30, 2021					December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$33,853	$—	$(123)	$—	$33,730	$—	$—	$—	$—	$—
U.S. treasury securities	3,010	28	—	—	3,038	4,017	60	—	—	4,077
Agency mortgage-backed securities	381,030	12,507	(1,495)	—	392,042	356,085	18,036	—	—	374,121
Agency collateralized mortgage obligations	418,112	6,347	(2,618)	—	421,841	335,993	8,466	(340)	—	344,119
Single issuer trust preferred securities issued by banks	1,500	8	—	—	1,508	1,500	—	(2)	—	1,498
Small business administration pooled securities	24,316	1,326	—	—	25,642	26,917	1,445	—	—	28,362
Total held to maturity securities	$861,821	$20,216	$(4,236)	$—	$877,801	$724,512	$28,007	$(342)	$—	$752,177
The Company did not record a provision for estimated credit losses on any held to maturity securities during the three and six months ended June 30, 2021 and 2020. Excluded from the table above is accrued interest on held to maturity securities of $1.6 million and $1.5 million as of June 30, 2021 and December 31, 2020, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities during the three and six months ended June 30, 2021 and 2020. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status as of June 30, 2021 and December 31, 2020.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three and six months ended June 30, 2021 and 2020, and therefore no gains or losses were realized during the periods presented.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of June 30, 2021, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of June 30, 2021 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$10,000	$10,123	$—	$—	$182,829	$183,919	$—	$—	$192,829	$194,042
U.S. treasury securities	—	—	—	—	132,247	132,351	—	—	132,247	132,351
Agency mortgage-backed securities	—	—	80,105	82,563	97,297	97,247	131,268	134,286	308,670	314,096
Agency collateralized mortgage obligations	—	—	—	—	—	—	93,307	95,837	93,307	95,837
State, county, and municipal securities	350	351	—	—	191	204	—	—	541	555
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	489	490	489	490
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,409	1,061	1,409	1,061
Small business administration pooled securities	—	—	—	—	—	—	52,869	56,084	52,869	56,084
Total available for sale securities	$10,350	$10,474	$80,105	$82,563	$412,564	$413,721	$279,342	$287,758	$782,361	$794,516
Held to maturity securities
U.S. government agency securities	$—	$—	$33,853	$33,730	$—	$—	$—	$—	$33,853	$33,730
U.S. treasury securities	3,010	3,038	—	—	—	—	—	—	3,010	3,038
Agency mortgage-backed securities	—	—	3,995	4,221	124,640	126,003	252,395	261,818	381,030	392,042
Agency collateralized mortgage obligations	—	—	—	—	—	—	418,112	421,841	418,112	421,841
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,508	—	—	1,500	1,508
Small business administration pooled securities	—	—	—	—	—	—	24,316	25,642	24,316	25,642
Total held to maturity securities	$3,010	$3,038	$37,848	$37,951	$126,140	$127,511	$694,823	$709,301	$861,821	$877,801
Total	$13,360	$13,512	$117,953	$120,514	$538,704	$541,232	$974,165	$997,059	$1,644,182	$1,672,317
Included in the table above are $3.3 million of callable securities at June 30, 2021.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $447.4 million and $419.6 million at June 30, 2021 and December 31, 2020, respectively.
At June 30, 2021 and December 31, 2020, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

NOTE 4 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended June 30, 2021
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$20,207	$44,348	$5,268	$3,621	$12,956	$20,716	$433	$107,549
Charge-offs	(142)	—	—	(35)	—	(69)	(235)	(481)
Recoveries	35	—	—	4	—	45	205	289
Provision for credit loss expense	(3,068)	(23)	(403)	22	(942)	(605)	19	(5,000)
Ending balance (1)	$17,032	$44,325	$4,865	$3,612	$12,014	$20,087	$422	$102,357

	Three Months Ended June 30, 2020
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$21,649	$29,498	$3,747	$3,829	$14,847	$17,910	$896	$92,376
Charge-offs	—	—	—	(36)	—	(4)	(670)	(710)
Recoveries	4	—	—	3	—	95	408	510
Provision for credit loss expense	4,009	7,458	754	765	199	6,859	(44)	20,000
Ending balance (1)	$25,662	$36,956	$4,501	$4,561	$15,046	$24,860	$590	$112,176

	Six Months Ended June 30, 2021
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$21,086	$45,009	$5,397	$5,095	$14,275	$22,060	$470	$113,392
Charge-offs	(3,473)	—	—	(101)	—	(69)	(524)	(4,167)
Recoveries	99	57	—	15	1	58	402	632
Provision for credit loss expense	(680)	(741)	(532)	(1,397)	(2,262)	(1,962)	74	(7,500)
Ending balance (1)	$17,032	$44,325	$4,865	$3,612	$12,014	$20,087	$422	$102,357

	Six Months Ended June 30, 2020
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance, pre adoption of ASU 2016-13	$17,594	$32,935	$6,053	$1,746	$3,440	$5,576	$396	$67,740
Cumulative effect accounting adjustment (2)	(1,984)	(13,048)	(3,652)	495	9,828	7,012	212	(1,137)
Cumulative effect accounting adjustment (3)	49	337	—	—	423	319	29	1,157
Charge-offs	—	—	—	(145)	—	(142)	(1,157)	(1,444)
Recoveries	46	—	—	6	1	153	654	860
Provision for credit loss expense	9,957	16,732	2,100	2,459	1,354	11,942	456	45,000
Ending balance (1)	$25,662	$36,956	$4,501	$4,561	$15,046	$24,860	$590	$112,176

(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $29.9 million and $32.9 million as of June 30, 2021 and June 30, 2020, respectively.
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
The balance of allowance for credit losses of $102.4 million as of June 30, 2021 represents a decrease of $5.2 million, or 4.8%, compared to March 31, 2021. The decrease in the allowance was primarily driven by $5.0 million of negative provision recorded during the quarter, reflecting improvements in overall macro-economic forecast assumptions, continued strong asset quality metrics, and modest overall loan growth (excluding the PPP loan activity.) While management is unable to know with certainty the direct, indirect, and future impacts of the COVID-19 pandemic, it is expected that the pandemic could have a significant adverse impact on future losses across a broad range of loan segments.  As such, the allowance for credit losses at June 30, 2021 continues to reflect increased reserve allocations to loan segments that are considered to have elevated loss exposure associated with the COVID-19 pandemic.  These loan segments primarily include commercial relationships within industries that have been subject to mandated closures and capacity limits that have impeded and could potentially impede the borrowers’ ability to make loan payments, including loans in the following industry sections: Accommodations, Food Services, Retail Trade, Other Services (excluding Public Administration), and Arts, Entertainment and Recreation.  In addition to these industry exposures, additional risk of loss was attributable to non-owner occupied real estate borrowers with significant retail tenant exposure, as well as home equity loans within a junior lien position.  Leveraging actual historical loss given default (LGD) rates combined with stressing of assumptions over probability of default rates over these higher risk segments, qualitative adjustments were made to the initially model-driven calculated loss reserves.

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
For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. As a result, for this portfolio the Company utilizes a pass/default risk-rating system, based on an age analysis (i.e., days past due) associated with each consumer loan. Under this structure, consumer loans less than 90 days past due are assigned a "pass" rating, while any consumer loans 90 days or more past due are assigned a "default" rating. Consumer loan modifications granted by the Company allowing payment deferrals for qualifying borrowers in accordance with the CARES Act were not categorized as delinquent loans.
The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	June 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$552,640	$296,008	$113,698	$83,243	$18,357	$20,908	$577,872	$—	$1,662,726
Potential weakness	4,726	11,553	3,292	1,772	1,141	2,531	8,596	—	33,611
Definite weakness - loss unlikely	18,026	338	1,023	1,105	2,714	244	6,711	—	30,161
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$575,392	$307,899	$118,013	$86,120	$22,212	$23,683	$593,179	$—	$1,726,498

Commercial real estate
Pass	$489,652	$1,029,017	$679,780	$373,916	$496,399	$862,508	$15,370	$—	$3,946,642
Potential weakness	15,416	29,480	54,436	32,476	18,923	86,135	13,614	—	250,480
Definite weakness - loss unlikely	9,505	22,090	3,665	2,210	9,874	7,077	—	—	54,421
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$514,573	$1,080,587	$737,881	$408,602	$525,196	$955,720	$28,984	$—	$4,251,543

Commercial construction
Pass	$63,620	$235,629	$107,190	$24,374	$22,951	$6,568	$16,232	$1,998	$478,562
Potential weakness	—	17,560	—	—	—	—	417	—	17,977
Definite weakness - loss unlikely	—	—	—	—	—	—	—	—	—
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—

Total commercial construction	$63,620	$253,189	$107,190	$24,374	$22,951	$6,568	$16,649	$1,998	$496,539

Small business
Pass	$29,131	$40,220	$23,870	$16,104	$11,712	$25,050	$33,588	$—	$179,675
Potential weakness	15	—	386	202	8	188	655	—	1,454
Definite weakness - loss unlikely	—	657	44	45	11	289	688	—	1,734
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$29,146	$40,877	$24,300	$16,351	$11,731	$25,527	$34,931	$—	$182,863

Residential real estate
Pass	$214,476	$201,684	$103,045	$109,323	$111,755	$496,981	$—	$—	$1,237,264
Default	—	—	—	414	—	2,601	—	—	3,015
Total residential real estate	$214,476	$201,684	$103,045	$109,737	$111,755	$499,582	$—	$—	$1,240,279

Home equity
Pass	$46,378	$72,942	$45,918	$41,749	$45,468	$127,241	$633,065	$3,962	$1,016,723
Default	—	—	—	—	—	34	1,651	—	1,685
Total home equity	$46,378	$72,942	$45,918	$41,749	$45,468	$127,275	$634,716	$3,962	$1,018,408

Other consumer
Pass	$281	$400	$304	$108	$571	$6,179	$15,015	$—	$22,858
Default	—	—	—	—	—	—	—	—	—
Total other consumer	$281	$400	$304	$108	$571	$6,179	$15,015	$—	$22,858

Total	$1,443,866	$1,957,578	$1,136,651	$687,041	$739,884	$1,644,534	$1,323,474	$5,960	$8,938,988

	June 30, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$911,414	$193,832	$129,199	$44,664	$27,640	$25,095	$565,953	$2,668	$1,900,465
Potential weakness	1,896	1,818	1,426	4,787	1,609	544	12,515	50	24,645
Definite weakness - loss unlikely	2,124	1,779	23,609	5,552	2,555	1,430	42,437	—	79,486
Partial loss probable	—	—	—	—	—	49	—	—	49
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$915,434	$197,429	$154,234	$55,003	$31,804	$27,118	$620,905	$2,718	$2,004,645

Commercial real estate
Pass	$490,280	$895,594	$546,513	$607,633	$438,455	$846,195	$48,889	$14,854	$3,888,413
Potential weakness	5,218	6,423	4,821	23,123	14,159	47,055	—	—	100,799
Definite weakness - loss unlikely	3,747	2,992	37,155	21,091	4,525	12,325	—	—	81,835
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$499,245	$905,009	$588,489	$651,847	$457,139	$905,575	$48,889	$14,854	$4,071,047

Commercial construction
Pass	$91,981	$241,910	$95,253	$66,282	$—	$6,810	$32,012	$1,095	$535,343
Potential weakness	—	367	382	—	—	—	177	—	926
Definite weakness - loss unlikely	—	—	1,519	—	—	—	—	—	1,519
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—

Total commercial construction	$91,981	$242,277	$97,154	$66,282	$—	$6,810	$32,189	$1,095	$537,788

Small business
Pass	$14,711	$30,764	$22,702	$16,803	$16,109	$25,521	$39,804	$—	$166,414
Potential weakness	—	11	17	12	748	246	563	—	1,597
Definite weakness - loss unlikely	186	444	80	173	114	447	833	—	2,277
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$14,897	$31,219	$22,799	$16,988	$16,971	$26,214	$41,200	$—	$170,288

Residential real estate
Pass	$78,072	$185,896	$213,340	$187,713	$263,749	$495,816	$—	$—	$1,424,586
Default	—	—	427	939	369	4,808	—	—	6,543
Total residential real estate	$78,072	$185,896	$213,767	$188,652	$264,118	$500,624	$—	$—	$1,431,129

Home equity
Pass	$43,516	$70,369	$64,874	$64,569	$49,347	$130,900	$691,110	$2,635	$1,117,320
Default	—	—	—	15	—	419	2,466	303	3,203
Total home equity	$43,516	$70,369	$64,874	$64,584	$49,347	$131,319	$693,576	$2,938	$1,120,523

Other consumer
Pass	$451	$566	$266	$916	$836	$9,193	$11,965	$—	$24,193
Default	—	—	—	—	—	35	—	—	35
Total other consumer	$451	$566	$266	$916	$836	$9,228	$11,965	$—	$24,228

Total	$1,643,596	$1,632,765	$1,141,583	$1,044,272	$820,215	$1,606,888	$1,448,724	$21,605	$9,359,648
(1)Loan origination dates in the tables above reflect the original origination date, or the date of a material modification of a previously originated loan.
(2)Loans originated as part of the Paycheck Protection Program ("PPP") established by the CARES Act are included within commercial and industrial under the 2021 and 2020 vintage year and "pass" category as these loans are 100% guaranteed by the U.S. Government. Outstanding PPP loans totaled $482.7 million as of June 30, 2021, including $112.2 million and $370.5 million originated in 2020 and 2021, respectively, while outstanding PPP loans as of June 30, 2020 totaled $793.0 million.
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

	June 30 2021	December 31 2020
Residential portfolio
FICO score (re-scored)(1)	749	749
LTV (re-valued)(2)	56.6%	57.4%
Home equity portfolio
FICO score (re-scored)(1)	772	771
LTV (re-valued)(2)(3)	45.5%	46.0%
(1)The average FICO scores at June 30, 2021 are based upon rescores from June 2021, as available for previously originated loans, or origination score data for loans booked in June 2021.  The average FICO scores at December 31, 2020 were based upon rescores available from December 2020, as available for previously originated loans, or origination score data for loans booked in December 2020.
(2)The combined LTV ratios for June 30, 2021 are based upon updated automated valuations as of May 2021, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2020 were based upon updated automated valuations as of November 2020, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.

(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At each of June 30, 2021, and December 31, 2020 the Company's estimated reserve for unfunded commitments amounted to $1.2 million.
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
In response to the COVID-19 pandemic, the Company has granted loan modifications to allow deferral of payments for borrowers negatively impacted by the pandemic. The balance of loans with active deferrals as of June 30, 2021 and December 31, 2020 was $233.8 million and $173.6 million, respectively. The majority of these loans with active deferrals as of June 30, 2021 continue to be characterized as current loans. In accordance with regulatory guidance, these modifications are not considered to be troubled debt restructures ("TDRs") if they were performing as of December 31, 2019. Additionally, a majority of these are modified loans are characterized as current and therefore are not impacting nonaccrual or delinquency totals as of June 30, 2021 and December 31, 2020. The Company does, however, consider all active deferrals when estimating loss reserves. As loans reach their deferral maturity date, consideration of TDR and delinquency status will resume in accordance with the Company's accounting policy.
The following table shows information regarding nonaccrual loans as of the dates indicated:

	Nonaccrual Balances
	June 30, 2021			December 31, 2020
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total
	(Dollars in thousands)
Commercial and industrial	$3,465	$17,366	$20,831	$3,804	$30,925	$34,729
Commercial real estate	9,031	—	9,031	10,195	—	10,195
Small business	558	—	558	815	10	825
Residential real estate	8,952	3,834	12,786	10,935	4,593	15,528
Home equity	4,517	—	4,517	5,427	—	5,427
Other consumer	95	—	95	156	—	156
Total nonaccrual loans (1)	$26,618	$21,200	$47,818	$31,332	$35,528	$66,860
(1)Included in these amounts were $20.2 million and $22.2 million of nonaccruing TDRs at June 30, 2021 and December 31, 2020, respectively.
    It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans during the six months ended June 30, 2021 and June 30, 2020.
In accordance with government moratorium orders established in response to the COVID-19 pandemic, new foreclosures pursued by the Company have been on hold through June 30, 2021, and all loan foreclosures in process as of June 30, 2021 were in compliance with the orders. The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,401	$1,750

The following tables show the age analysis of past due financing receivables as of the dates indicated:

	June 30, 2021
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	4	$1,384	—	$—	—	$—	4	$1,384	$1,725,114	$1,726,498	$—
Commercial real estate	2	202	1	162	3	291	6	655	4,250,888	4,251,543	—
Commercial construction	—	—	—	—	—	—	—	—	496,539	496,539	—
Small business	4	18	1	61	4	32	9	111	182,752	182,863	—
Residential real estate	9	1,167	2	153	22	3,223	33	4,543	1,235,736	1,240,279	—
Home equity	12	572	7	520	20	1,684	39	2,776	1,015,632	1,018,408	—
Other consumer (1)	233	173	—	—	1	1	234	174	22,684	22,858	—
Total	264	$3,516	11	$896	50	$5,231	325	$9,643	$8,929,345	$8,938,988	$—

	December 31, 2020
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	2	$318	1	$672	8	$785	11	$1,775	$2,101,377	$2,103,152	$—
Commercial real estate	3	409	—	—	4	515	7	924	4,173,003	4,173,927	—
Commercial construction	—	—	2	2,794	—	—	2	2,794	551,135	553,929	—
Small business	14	421	6	273	4	59	24	753	174,270	175,023	—
Residential real estate	12	2,150	8	5,507	27	3,648	47	11,305	1,284,878	1,296,183	—
Home equity	10	733	5	203	33	2,633	48	3,569	1,065,221	1,068,790	—
Other consumer (1)	260	137	3	1	6	138	269	276	21,586	21,862	1
Total	301	$4,168	25	$9,450	82	$7,778	408	$21,396	$9,371,470	$9,392,866	$1
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

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
TDRs on accrual status	$19,495	$16,983
TDRs on nonaccrual	20,212	22,209
Total TDRs	$39,707	$39,192
Additional commitments to lend to a borrower who has been a party to a TDR	$412	$263
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

The following table shows the TDRs which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	—	$—	$—	1	$14,148	$14,148
Commercial real estate	—	—	—	5	3,964	3,964
Small business	1	89	89	2	189	189
Total (1)	1	$89	$89	8	$18,301	$18,301

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	1	$40	$40	3	$308	$308
Commercial real estate	4	1,170	1,170	5	1,774	1,774
Small business	1	63	63	2	112	88
Residential real estate	1	382	433	2	559	642
Total (1)	7	$1,655	$1,706	12	$2,753	$2,812
(1)The pre-modification and post-modification balances represent the legal principal balance of the loan. Activity presented in the tables above includes no modifications on existing TDRs during the three months ended June 30, 2021, $14.3 million of modifications on existing TDRs during the six months ended June 30, 2021, and $510,000 and $1.4 million of modifications on existing TDRs during the three and six months ended June 30, 2020, respectively.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
	(Dollars in thousands)
Adjusted interest rate	—	—	$—	$604
Combination rate and maturity	—	—	14,148	—
Court ordered concession	—	—	—	25
Extended maturity	89	1,706	4,153	2,183
Total	89	1,706	$18,301	$2,812
The Company considers a loan to have defaulted when it reaches 90 days past due. During the six months ended June 30, 2021 and June 30, 2020, there were no loans modified during the prior twelve months that subsequently defaulted during the respective periods.

NOTE 5 - STOCK BASED COMPENSATION
During the six months ended June 30, 2021, the Company had the following activity related to stock based compensation:
Time Vested Restricted Stock Awards
The Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/18/2021	49,550	2005 Employee Stock Plan	$81.84	Ratably over 5 years from grant date
5/25/2021	7,680	2018 Non-Employee Director Stock Plan	$78.18	Shares vested immediately

Performance-Based Restricted Stock Awards
    On February 18, 2021, the Company granted 18,900 performance-based restricted stock awards to certain executive level employees. These performance-based restricted stock awards were issued from the 2005 Employee Stock Plan and were determined to have a grant date fair value per share of $81.84. The number of shares to be vested are contingent upon the Company's attainment of certain performance criteria to be measured at the end of a three year performance period, ending December 31, 2023. The awards will vest upon the earlier of the date on which it is determined if the performance goal is achieved subsequent to the performance period or March 31, 2024.
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

The following tables reflect the Company's derivative positions as of the dates indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes:

June 30, 2021
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	0.68	0.13%	1.53%	$(845)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	550,000	3.08	0.09%	2.16%	20,985

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	2.17	0.08%	2.73% - 2.20%	15,964

Total	$1,025,000				$36,104

December 31, 2020
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	1.18	0.22%	1.53%	$(1,341)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	450,000	2.66	0.15%	2.37%	27,021

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	2.66	0.15%	2.73% - 2.20%	21,764

Total	$925,000				$47,444

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 7.7 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $19.3 million (pre-tax) to be reclassified as an increase to interest income and $713,000 (pre-tax) to be reclassified as an increase to interest expense, from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of June 30, 2021.
The Company had no fair value hedges as of June 30, 2021 or December 31, 2020.

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

The following table reflects the Company’s customer related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2021
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	295	$53,462	$119,443	$139,057	$211,198	$1,083,785	$1,606,945	$78,200
Pay fixed, receive variable	295	53,462	119,443	139,057	211,198	1,083,785	1,606,945	(78,200)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	43	132,804	—	—	—	—	132,804	(2,269)
Buys U.S. currency, sells foreign currency	43	132,804	—	—	—	—	132,804	2,273
Risk participation agreements
Participation out	11	—	—	2,655	31,761	67,927	102,343	275
Participation in	7	—	42,099	16,875	—	8,404	67,378	(76)

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2020
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	322	$102,999	$76,487	$149,265	$147,422	$1,222,557	$1,698,730	$127,226
Pay fixed, receive variable	313	102,999	76,487	149,265	147,422	1,222,557	1,698,730	(127,216)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	33	87,557	5,300	—	—	—	92,857	(4,214)
Buys U.S. currency, sells foreign currency	33	87,557	5,300	—	—	—	92,857	4,224
Risk participation agreements
Participation out	12	6,721	—	2,675	7,307	93,378	110,081	512
Participation in	8	—	30,649	29,072	—	15,844	75,565	(118)

(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The fair value of loans held for sale increased by $305,000 and $583,000 for the three month periods ended June 30, 2021 and 2020, respectively. The fair value of loans held for sale decreased by $1.5 million and increased by $839,000 for the six month periods ended June 30, 2021 and 2020, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
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
With mandatory delivery contracts, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a "pair-off" fee, based on then-current market prices, to the investor/counterparty to compensate the investor for the shortfall. Generally, the Company makes this type of commitment once mortgage loans have been funded and are held for sale, in order to minimize the risk of failure to deliver the requisite volume of loans to the investor and paying pair-off fees as a result. The Company also sells TBA securities to offset potential changes in the fair value of derivative loan commitments. Generally, the Company sells TBA securities by entering into derivative loan commitments for settlement in 30 to 90 days. The Company expects that mandatory delivery contracts, including TBA securities, will experience changes in fair value opposite to the changes in the fair value of derivative loan commitments.
With best effort contracts, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally, best efforts cash contracts have no pair off risk regardless of market movement. The price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower). The Company expects that these best efforts forward loan sale commitments will experience a net neutral shift in fair value with related derivative loan commitments.
The aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income was $4.2 million and $6.1 million for the three month periods ended June 30, 2021 and 2020, respectively, and $12.3 million and $10.6 million for the six months ended June 30, 2021 and 2020, respectively.
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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	June 30 2021		December 31 2020		June 30 2021		December 31 2020
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$37,046	(3)	$48,786	(3)	$942	(4)	$1,342	(4)
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	85,193	(3)	127,228	(3)	85,193	(4)	127,218	(4)
Foreign exchange contracts	2,459		4,359		2,455		4,349
Risk participation agreements	275		513		76		119
Mortgage Derivatives
Interest rate lock commitments	2,071		6,513		—		—
Forward sale loan commitments	—		—		8		1
Forward sale hedge commitments	—		—		213		1,035
Total derivatives not designated as hedges	89,998		138,613		87,945		132,722
Total	127,044		187,399		88,887		134,064

Netting Adjustments (5)	(4,021)		23		6,918		16,105
Net Derivatives on the Balance Sheet	123,023		187,422		81,969		117,959

Financial instruments (6)	40,457		48,786		40,457		48,786
Cash collateral pledged (received)	—		—		38,765		62,460
Net Derivative Amounts	$82,566		$138,636		$2,747		$6,713
(1)All asset derivatives are located in other assets on the balance sheet.
(2)All liability derivatives are located in other liabilities on the balance sheet.
(3)Approximately $1.2 million and $1.6 million of accrued interest receivable is included in the fair value of the interest rate and loan level asset derivatives, respectively, as of June 30, 2021. Accrued interest receivable of approximately and $1.2 million and $2.0 million is included in the fair value of the interest rate and loan level asset derivatives, respectively, as of December 31, 2020.
(4)Approximately $58,000 and $1.6 million of accrued interest payable is included in the fair value of the interest rate and loan level liability derivatives, respectively, as of June 30, 2021. Accrued interest payable of approximately $81,000 and $2.0 million is included in the fair value of the interest rate and loan level derivative liabilities, respectively, as of December 31, 2020.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance. As displayed in the table above, derivatives that cleared through the CME were either in a net asset position or a net liability position as of June 30, 2021.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
	(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivatives (effective portion), net of tax	$(1,593)	$197	$(8,176)	$23,181
Gain reclassified from OCI into interest income or interest expense (effective portion)	$4,698	$3,976	$9,078	$5,562
Loss reclassified from OCI into noninterest expense (loss on termination)	$—	$—	$—	$—
Interest expense	$—	$—	$—	$—
Other expense	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$77	$3	$83	$25
Other expense	(11)	—	(294)	(24)
Changes in fair value of mortgage derivatives
Mortgage banking income	(1,303)	3,347	(3,627)	2,626
Total	$(1,237)	$3,350	$(3,838)	$2,627

    The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $42.2 million and $79.8 million at June 30, 2021 and December 31, 2020, respectively. Although none of the contingency provisions have applied as of June 30, 2021 and December 31, 2020, the Company has posted collateral to offset the net liability exposure with institutional counterparties.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. The Company's exposure relating to institutional counterparties was $40.5 million and $48.8 million at June 30, 2021 and December 31, 2020, respectively. The Company’s exposure relating to customer counterparties was approximately $81.7 million and $127.2 million at June 30, 2021 and December 31, 2020, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
Valuation Techniques
There have been no changes in the valuation techniques used during the six months ended June 30, 2021.
Securities
Trading and Equity Securities
These equity securities are valued based on market quoted prices. These securities are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied.
U.S. Government Agency and U.S. Treasury Securities
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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilizes. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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
	June 30, 2021
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$3,439	$3,439	$—	$—
Equity securities	22,975	22,975	—	—
Securities available for sale
U.S. government agency securities	194,042	—	194,042	—
U.S. treasury securities	132,351	—	132,351	—
Agency mortgage-backed securities	314,096	—	314,096	—
Agency collateralized mortgage obligations	95,837	—	95,837	—
State, county, and municipal securities	555	—	555	—
Single issuer trust preferred securities issued by banks and insurers	490	—	490	—
Pooled trust preferred securities issued by banks and insurers	1,061	—	1,061	—
Small business administration pooled securities	56,084	—	56,084	—
Loans held for sale	25,561	—	25,561	—
Derivative instruments	127,044	—	127,044	—
Liabilities
Derivative instruments	88,887	—	88,887	—
Total recurring fair value measurements	$884,648	$26,414	$858,234	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$30,276	$—	$—	$30,276
Total nonrecurring fair value measurements	$30,276	$—	$—	$30,276

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
	June 30, 2021
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. government agency securities	$33,853	$33,730	$—	$33,730	$—
U.S. treasury securities	$3,010	$3,038	$—	$3,038	$—
Agency mortgage-backed securities	381,030	392,042	—	392,042	—
Agency collateralized mortgage obligations	418,112	421,841	—	421,841	—
Single issuer trust preferred securities issued by banks	1,500	1,508	—	1,508	—
Small business administration pooled securities	24,316	25,642	—	25,642	—
Loans, net of allowance for credit losses (b)	8,806,355	8,782,780	—	—	8,782,780
Federal Home Loan Bank stock (c)	9,079	9,079	—	9,079	—
Cash surrender value of life insurance policies (d)	242,963	242,963	—	242,963	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$11,169,652	$11,169,652	$—	$11,169,652	$—
Time certificates of deposits (f)	817,319	819,067	—	819,067	—
Federal Home Loan Bank borrowings (f)	35,693	35,723	—	35,723	—
Long-term borrowings (f)	23,425	23,095	—	23,095	—
Junior subordinated debentures (g)	62,852	68,545	—	68,545	—
Subordinated debentures (f)	49,743	47,146	—	—	47,146

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30 2021	June 30 2020	June 30 2021	June 30 2020
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$3,822	$2,829	$7,406	$7,799
Interchange fees	2,141	4,536	4,044	8,640
ATM fees	735	525	1,360	1,164
Investment management - wealth management and advisory services	8,027	6,827	15,429	13,116
Investment management - retail investments and insurance revenue	845	469	1,747	1,009
Merchant processing income	339	277	659	670
Credit card income	313	151	549	334
Other noninterest income	1,245	534	2,370	1,746
Total noninterest income in-scope of ASC 606	17,467	16,148	33,564	34,478
Total noninterest income out-of-scope of ASC 606	7,500	12,042	16,649	20,147
Total noninterest income	$24,967	$28,190	$50,213	$54,625

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

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Receivables, included in other assets	$5,177	$4,636

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

NOTE 9 - OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$5,109	$(1,316)	$3,793	$(5,252)	$1,271	$(3,981)
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	5,109	(1,316)	3,793	(5,252)	1,271	(3,981)

Change in fair value of cash flow hedges	2,481	(697)	1,784	(2,298)	647	(1,651)
Less: net cash flow hedge gains reclassified into interest income or interest expense	4,698	(1,321)	3,377	9,078	(2,553)	6,525
Net change in fair value of cash flow hedges	(2,217)	624	(1,593)	(11,376)	3,200	(8,176)

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	—	—	—	653	(184)	469
Amortization of net actuarial losses	249	(70)	179	691	(194)	497
Amortization of net prior service costs	43	(12)	31	87	(24)	63
Net change in other comprehensive income for defined benefit postretirement plans (1)	292	(82)	210	1,431	(402)	1,029
Total other comprehensive income (loss)	$3,184	$(774)	$2,410	$(15,197)	$4,069	$(11,128)

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$2,332	$(637)	$1,695	$14,455	$(3,413)	$11,042
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	2,332	(637)	1,695	14,455	(3,413)	11,042

Change in fair value of cash flow hedges	4,250	(1,195)	3,055	37,817	(10,638)	27,179
Less: net cash flow hedge gains reclassified into interest income or interest expense	3,976	(1,118)	2,858	5,562	(1,564)	3,998
Net change in fair value of cash flow hedges	274	(77)	197	32,255	(9,074)	23,181

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(1)	—	(1)	(1,390)	391	(999)
Amortization of net actuarial losses	246	(69)	177	491	(138)	353
Amortization of net prior service costs	69	(20)	49	138	(39)	99
Net change in other comprehensive income for defined benefit postretirement plans (1)	314	(89)	225	(761)	214	(547)
Total other comprehensive income (loss)	$2,920	$(803)	$2,117	$45,949	$(12,273)	$33,676

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
Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2021
Beginning balance: January 1, 2021	$13,255	$33,276	$(5,836)	$40,695
Net change in other comprehensive income (loss)	(3,981)	(8,176)	1,029	(11,128)
Ending balance: June 30, 2021	$9,274	$25,100	$(4,807)	$29,567
	2020
Beginning balance: January 1, 2020	$4,398	$16,479	$(2,708)	$18,169
Net change in other comprehensive income (loss)	11,042	23,181	(547)	33,676
Ending balance: June 30, 2020	$15,440	$39,660	$(3,255)	$51,845

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
    The following table summarizes the above financial instruments at the dates indicated:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Commitments to extend credit	$3,638,399	$3,301,692
Standby letters of credit	20,592	20,686
Deferred standby letter of credit fees	128	164
Loan exposures with recourse	233,167	303,265

Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancellable operating leases. Several of these leases contain renewal options to extend lease terms for a period of 3 to 10 years. During the fourth quarter of 2020, the Company recognized $4.8 million in lease termination costs associated with two branch closure decisions. These termination fees were paid by the Company during the second quarter of 2021.
There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2020. See the Company's 2020 Form 10-K for information regarding leases and other commitments.
Other Contingencies
At June 30, 2021, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
Historically, the Bank was required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston, however the reserve requirement was reduced to zero by the Federal Reserve during the first quarter of 2020 in response to the COVID-19 pandemic, and as such, there was no reserve requirement at June 30, 2021 or at December 31, 2020.

NOTE 11 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.
The following table presents certain information related to the Company's investments in low income housing projects as of the dates indicated:

	June 30 2021		December 31 2020
	(Dollars in thousands)
Original investment value	$162,984		$128,752
Current recorded investment	125,066		97,435
Unfunded liability obligation	74,262		49,586
Tax credits and benefits	14,477	(1)	9,404
Amortization of investments	12,526	(1)	7,552
Net income tax benefit	1,951	(1)	1,851
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

Cautionary Statement Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q (this "Report"), in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “could,” “will,” “may,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” “intend,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the 2020 Form 10-K and the Quarterly Report on Form 10-Q for the period ended March 31, 2021, include, but are not limited to:

•further weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area, including future weakening caused by the COVID-19 pandemic, and any impact of inflationary pressure;
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
•higher than expected tax expense, resulting from failure to comply with general tax laws and changes in tax laws;
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
•adverse changes in consumer spending and savings habits, including as a result of rising inflation;
•the failure to consummate or delay in consummating the acquisition of Meridian Bancorp, Inc. ("Meridian"), which is subject to certain standard closing conditions, including the receipt of required regulatory approvals, approval by the stockholders of Meridian and the shareholders of the Company, and other customary closing conditions;
•the possibility that the anticipated benefits of the Meridian acquisition are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where the Company and Meridian do business;
•the inability to retain customers and employees, including those of previous and pending mergers;
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

Further, the foregoing factors may be exacerbated by the ultimate impact of the COVID-19 pandemic, which is unknown at this time, particularly given the recent rise in cases associated with the Delta variant in certain jurisdictions. Statements about the COVID-19 pandemic and its potential impact on our business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that actual results may differ, possibly materially, from what is reflected in such statements due to factors and future developments that are uncertain, unpredictable and, in many cases, beyond our control, including the scope, duration and extent of the pandemic and any resurgences, vaccination rates, actions taken by governmental authorities in response to the pandemic and the direct and indirect impact on the Company’s employees, customers, business and third-parties with which the Company conducts business.

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

		Three Months Ended
	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$1,682,751	$1,431,430	$1,162,317	$1,106,782	$1,174,894
Loans	8,938,988	9,246,691	9,392,866	9,405,193	9,359,648
Allowance for credit losses	(102,357)	(107,549)	(113,392)	(115,625)	(112,176)
Goodwill and other intangible assets	526,576	527,894	529,313	530,749	532,202
Total assets	14,194,207	13,773,914	13,204,301	13,173,665	13,022,500
Total deposits	11,986,971	11,593,524	10,993,170	10,851,308	10,716,821
Total borrowings	171,713	176,387	181,060	295,734	295,701
Stockholders’ equity	1,741,622	1,715,371	1,702,685	1,689,724	1,671,692
Nonperforming loans	47,818	59,201	66,861	98,025	48,814
Nonperforming assets	47,818	59,201	66,861	98,025	48,814
Income statement
Interest income	$96,702	$99,637	$96,805	$97,919	$99,965
Interest expense	3,348	4,053	5,362	7,036	8,867
Net interest income	93,354	95,584	91,443	90,883	91,098
Provision for credit losses	(5,000)	(2,500)	—	7,500	20,000
Noninterest income	24,967	25,246	27,468	29,347	28,190
Noninterest expenses	73,302	69,682	73,727	66,658	66,607
Net income	37,572	41,711	34,641	34,873	24,902
Per share data
Net income—basic	$1.14	$1.26	$1.05	$1.06	$0.76
Net income—diluted	1.14	1.26	1.05	1.06	0.76
Cash dividends declared	0.48	0.48	0.46	0.46	0.46
Book value per share	52.72	51.94	51.65	51.27	50.75
Tangible book value per share (1)	36.78	35.96	35.59	35.17	34.59
Performance ratios
Return on average assets	1.08%	1.26%	1.04%	1.07%	0.79%
Return on average common equity	8.70%	9.87%	8.10%	8.21%	5.97%
Net interest margin (on a fully tax equivalent basis)	2.99%	3.25%	3.10%	3.13%	3.25%
Equity to assets	12.27%	12.45%	12.89%	12.83%	12.84%
Dividend payout ratio	42.19%	36.35%	43.76%	43.45%	61.85%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.53%	0.64%	0.71%	1.04%	0.52%
Nonperforming assets as a percent of total assets	0.34%	0.43%	0.51%	0.74%	0.37%
Allowance for credit losses as a percent of total loans	1.15%	1.16%	1.21%	1.23%	1.20%
Allowance for credit losses as a percent of nonperforming loans	214.06%	181.67%	169.59%	117.95%	229.80%

Capital ratios
Equity to assets	12.27%	12.45%	12.89%	12.83%	12.84%
Tangible equity to tangible assets (1)	8.89%	8.96%	9.26%	9.17%	9.12%
Tier 1 leverage capital ratio	9.41%	9.63%	9.56%	9.52%	9.57%
Common equity tier 1 capital ratio	13.31%	13.16%	12.67%	12.41%	12.26%
Tier 1 risk-based capital ratio	13.98%	13.85%	13.34%	13.08%	12.94%
Total risk-based capital ratio	15.67%	15.61%	15.13%	14.87%	14.73%

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

On April 22, 2021 the Company announced the signing of a definitive merger agreement under which the Company will acquire Meridian Bancorp, Inc. ("Meridian"), with the Company as the surviving entity, and East Boston Savings Bank will merger with and into Rockland Trust (the “Merger Agreement”). Under the Merger Agreement, each share of Meridian common stock will be exchanged for 0.2750 shares of the Company’s common stock. The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes and to provide Meridian stockholders with a tax-free exchange for the Company common stock consideration they will receive in the merger. The Company anticipates issuing approximately 14.2 million shares of its common stock in the merger. Based upon the closing price of $79.57 per share of the Company’s common stock on April 21, 2021, the transaction is valued at approximately $1.15 billion. The closing of the Meridian acquisition, which is expected to occur during the fourth quarter of 2021, is subject to certain conditions including approval of the transaction by Meridian’s stockholders and the Company's shareholders, receipt of required regulatory approvals, and other standard conditions.

    During the ongoing COVID-19 pandemic, the Company has been and remains committed to supporting and working with its customers as they navigate these unprecedented times. The Company has abided by government mandates requiring a temporary moratorium on foreclosures and has offered a variety of relief measures to its customers consistent with prudent banking principles and regulatory guidance. These relief measures have included temporary deferrals of loan payments, waiving certain fees and permitting customers easier access to their deposits. The Company’s charitable foundations have engaged and will continue to engage in outreach to local communities during this difficult time and have committed funds to be made available to key nonprofits with urgent needs, such as local food banks. The Company concluded its participation in the government-sponsored Paycheck Protection Program ("PPP"), designed to help deploy stimulus funds in the form of loans to businesses within the community, after the second round PPP closed to new applicants. During the first half of 2021, the Company funded an additional $370.0 million of PPP loans in the second round of the program.

While the full macroeconomic impacts of the COVID-19 pandemic have yet to be fully determined, overall conditions have begun to improve as a result of vaccine availability, leading to the re-opening of businesses and loosening of certain travel restrictions and social distancing measures. Despite the observed improvements, the future outlook of the COVID-19 pandemic remains highly dependent on the speed of vaccine administration, the efficacy of the vaccines and the possibility for resurgences of COVID-19 or other variants of the virus, including the Delta variant. As a result, the Company is not able to provide any assurances that the Company’s earnings, asset quality, regulatory capital ratios and economic condition will not be materially adversely impacted on a short term or long term basis.

Interest-Earning Assets

    The results depicted in the following table reflect the trend of the Company's interest-earning assets over the past five quarters. Management’s asset strategy typically emphasizes loan growth, however, the mix of interest earning assets has experienced volatility over the last five quarters due to the unique operating environment. With significant growth in deposits over this time period, along with over $300 million of PPP loans being forgiven and repaid during the second quarter of 2021, securities and interest earning cash balances have increased significantly, while loan growth has been challenging. However, during the second quarter of 2021, excluding PPP loans, loan balances increased $55.9 million, or 0.7%, driven primarily by growth in commercial real estate loans (see "Non-GAAP Measures" below for a reconciliation to the GAAP financial measure).

Interest-Earning Assets
$ (billions)
14
12
10
8
6
4
2
0
$11.6
$2.2
$1.5
$1.1
$6.8
$11.7
$2.3
$1.4
$1.1
$6.9
$11.7
$2.4
$1.2
$1.1
$7.0
$12.3
$3.1
$1.2
$1.0
$7.0
$12.8
$3.9
$1.2
$1.0
$6.7
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Commercial loans
Residential loans
Home equity loans
Securities and other interest-earning assets

    Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and loan losses.

Funding and Net Interest Margin

    The Company's overall sources of funding reflect strong business and retail deposit growth with a management emphasis on core deposit growth to fund loans. During the second quarter of 2021, the Company realized growth in deposits, which increased $393.4 million, or 3.4%, from March 31, 2021 to $12.0 billion at June 30, 2021, reflecting continued growth across all deposit products, as well as impacts from government stimulus payments. Core deposits rose to 91.6% of total deposits at June 30, 2021, as higher-cost time deposits continued to run-off. The following chart shows the sources of funding and the percentage of core deposits to total deposits for the trailing five quarters:

Sources of Funding
$ (Billions)
$14
$13
$12
$11
$10
$9
$8
$7
$6
$5
$4
$3
$2
$1
$0
120%
100%
80%
60%
40%
20%
0%
$11.0
$11.1
$11.2
$11.8
$12.2
87.32%
88.01%
89.57%
90.87%
91.60%
$10.7
$10.9
$11.0
$11.6
$12.0
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Period Ending
Deposits
Borrowings
% of Core Deposits

    The 2021 second quarter net interest margin was heavily impacted by the increased excess liquidity position, decreasing by 26 basis points from the prior quarter to 2.99%. Net interest income for the second quarter decreased to $93.4 million compared to $95.6 million for the prior quarter, driven in part by a reduction in PPP fee income recognition, with $7.2 million of PPP fee income recognized in the second quarter compared to $9.5 million in the prior quarter. The table below illustrates the factors that contributed to the decrease in net interest margin for the second quarter of 2021:

Net interest margin for the three months ended March 31, 2021	3.25%
Excess liquidity - cash and securities	(0.19)%
Loan yields	(0.03)%
PPP loan impact	(0.06)%
Other noncore adjustments	(0.01)%
Decreased cost of funds	0.03%
Net interest margin for the three months ended June 30, 2021	2.99%

    The following table shows the net interest margin and cost of deposits trends for the trailing five quarters:

Noninterest Income

    Noninterest income is primarily comprised of deposit account fees, interchange and ATM fees, investment management fees and mortgage banking income. The increases in deposit fees, interchange and ATM fees were offset by decreases in mortgage banking, which was driven by lower gain on sale margins and an increase in the percentage of closings retained in the balance sheet portfolio versus sold in the secondary market. The following chart shows the components of noninterest income over the past five quarters:

Noninterest Income
$40.0
$30.0
$20.0
$10.0
$—
$ in millions
$28.2
$29.3
$27.5
$25.2
$25.0
$7.9
$5.0
$7.3
$5.2
$2.8
$7.6
$7.7
$7.6
$3.0
$3.4
$7.8
$5.4
$7.7
$2.7
$3.9
$4.9
$5.7
$8.3
$2.7
$3.6
$6.5
$2.7
$8.9
$3.1
$3.8
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Deposit account fees
Interchange and ATM fees
Investment management
Mortgage banking
Other noninterest income

Expense Control

    Management seeks to take a balanced approach to noninterest expense control by monitoring ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits, as well as expenses associated with buildings and equipment. Noninterest expense increased during the second quarter of 2021, primarily due to increases in incentive compensation and merger related costs, which, combined with lower total revenues, resulted in an elevated efficiency ratio for the three months ended June 30, 2021. The following chart depicts the Company's efficiency ratio on a GAAP basis (calculated by dividing noninterest expense by the sum of noninterest income and net interest income), as well as the Company's efficiency ratio on a non-GAAP operating basis, if applicable (calculated by dividing noninterest expense, excluding certain noncore items, by the sum of noninterest income, excluding certain noncore items, and net interest income), over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Capital

    The Company's approach with respect to revenue and expense is designed to promote long-term earnings growth, which in turn contributes to capital growth. Strong earnings retention has contributed to capital growth, both on an absolute level and per share basis. The following chart shows the Company's book value and tangible book value per share over the past five quarters (see "Non-GAAP Measures" below for a reconciliation to GAAP financial measures):

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

    The Company declared quarterly cash dividends of $0.48 per share for each of the first two quarters of 2021, representing an increase of 4.3% from the 2020 quarterly dividend rate of $0.46 per share.

Second Quarter 2021 Results

    Net income for the second quarter of 2021 was $37.6 million, or $1.14 on a diluted earnings per share basis, and increased 50.9% and 50.0%, respectively, as compared to $24.9 million, or $0.76 on a diluted earnings per share basis, for the prior year second quarter. Second quarter 2021 results were positively impacted by a release of provision for credit losses of $5.0 million, in contrast to the prior year period results which included a provision for credit losses of $25 million reflecting management's assumptions and expectations related to the COVID-19 pandemic.

2021 Outlook

During the Company's second quarter 2021 earnings call, the Company's Chief Financial Officer provided the following key expectations regarding business activity to serve as near term guidance for the remainder of 2021:

•Anticipated continuation of healthy pipelines across all loan products should serve for low single digit annualized commercial loan growth moving forward, excluding the impact of PPP loans. Mortgage retention and home equity utilization rates will continue to challenge net growth within consumer portfolios;
•Any future deposit growth will likely be more muted which, in turn, will affect the level of excess cash being deployed into securities;
•While deployment of cash into securities will provide some level of incremental interest income, a reduction in net interest income is expected as accelerated PPP fee income for the third quarter is anticipated to be approximately $5.5 million less than second quarter results, with any significant acceleration of PPP fee income from the second round not expected until 2022;
•Assuming an anticipated trend of improving general economic factors and no significant changes in overall asset quality, the Company's provision for credit losses will likely continue to track at levels below net charge-offs to serve as further reductions in the overall allowance;
•Overall noninterest income and noninterest expense is expected to remain relatively consistent with the second quarter 2021 results;

•The tax rate is expected to remain consistent for the remainder of the year.

Non-GAAP Measures
    When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for credit losses, and the impact of income taxes and other noncore items shown in the tables that follow. There are items that impact the Company's results that management believes are unrelated to its core banking business such as merger and acquisition expenses and other items. Management, therefore, computes certain non-GAAP measures including operating net income and operating EPS, noninterest income on an operating basis, noninterest expense on an operating basis, operating return on average assets, operating return on average equity, and efficiency ratio on an operating basis, which exclude items management considers to be noncore. Management believes excluding these items facilitates greater visibility into the Company’s core banking business and underlying trends that may, to some extent, be obscured by inclusion of such items.
    Management also supplements its evaluation of financial performance with analyses of tangible book value per share (which is computed by dividing stockholders' equity less goodwill and identifiable intangible assets, or "tangible common equity", by common shares outstanding) and the tangible common equity to tangible assets ratio (which is computed by dividing tangible common equity by "tangible assets", defined as total assets less goodwill and other intangibles). The Company has included information on tangible book value per share and the tangible common equity to tangible assets ratio because management believes that investors may find it useful to have access to the same analytical tools used by management.  As a result of merger and acquisition activity, the Company has recognized goodwill and other intangible assets in conjunction with business combination accounting principles.  Excluding the impact of goodwill and other intangibles in measuring asset and capital values for the ratios provided, along with other bank standard capital ratios, provides a framework to compare the capital adequacy of the Company to other companies in the financial services industry.
    These non-GAAP measures should not be viewed as a substitute for operating results and other financial measures determined in accordance with GAAP. An item which management deems to be noncore and excludes when computing these non-GAAP measures can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP performance measures including those non-GAAP measures referenced above, are not necessarily comparable to non-GAAP performance measures which may be presented by other companies.

The following tables summarize adjustments for noncore items for the periods indicated below and reconcile non-GAAP measures:

	Three Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$37,572	$24,902	$1.14	$0.76
Non-GAAP adjustments
Noninterest expense components
Add: merger and acquisition expenses	1,731	—	0.05	—
Noncore increases to income before taxes	1,731	—	0.05	—
Net tax benefit associated with noncore items (1)	(487)	—	(0.02)	—
Noncore increases to net income	1,244	—	0.03	—
Operating net income (Non-GAAP)	$38,816	$24,902	$1.17	$0.76

	Six Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$79,283	$51,653	$2.40	$1.54
Non-GAAP adjustments
Noninterest expense components
Add: merger and acquisition expenses	1,731	—	0.05	—
Noncore increases to income before taxes	1,731	—	0.05	—
Net tax benefit associated with noncore items (1)	(487)	—	(0.02)	—
Noncore increases to net income	1,244	—	0.03	—
Operating net income (Non-GAAP)	$80,527	$51,653	$2.44	$1.54
(1)The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

	Three Months Ended
	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020
	(Dollars in thousands)
Net interest income (GAAP)	$93,354	$95,584	$91,443	$90,883	$91,098	(a)

Noninterest income (GAAP)	$24,967	$25,246	$27,468	$29,347	$28,190	(b)

Noninterest expense (GAAP)	$73,302	$69,682	$73,727	$66,658	$66,607	(c)
Less:
Merger and acquisition expense	1,731	—	—	—	—
Loss on termination of derivative	—	—	—	684	—
Noninterest expense on an operating basis (Non-GAAP)	$71,571	$69,682	$73,727	$65,974	$66,607	(d)

Total revenue (GAAP)	$118,321	$120,830	$118,911	$120,230	$119,288	(a+b)

Ratios
Noninterest income as a % of revenue (GAAP based)	21.10%	20.89%	23.10%	24.41%	23.63%	(b/(a+b))
Efficiency ratio (GAAP based)	61.95%	57.67%	62.00%	55.44%	55.84%	(c/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	60.49%	57.67%	62.00%	54.87%	55.84%	(d/(a+b))

    The following table summarizes the calculation of the Company's tangible common equity to tangible assets ratio, tangible book value per share, and loan and allowance metrics, exclusive of PPP loan balances as of the dates indicated:

	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$1,741,622	$1,715,371	$1,702,685	$1,689,724	$1,671,692	(a)
Less: Goodwill and other intangibles	526,576	527,895	529,313	530,749	532,202
Tangible common equity (Non-GAAP)	1,215,046	1,187,476	1,173,372	1,158,975	1,139,490	(b)
Tangible assets
Assets (GAAP)	14,194,207	13,773,914	13,204,301	13,173,665	13,022,500	(c)
Less: Goodwill and other intangibles	526,576	527,895	529,313	530,749	532,202
Tangible assets (Non-GAAP)	$13,667,631	$13,246,019	$12,674,988	$12,642,916	$12,490,298	(d)
Common shares	33,037,859	33,024,882	32,965,692	32,955,547	32,942,110	(e)

Common equity to assets ratio (GAAP)	12.27%	12.45%	12.89%	12.83%	12.84%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	8.89%	8.96%	9.26%	9.17%	9.12%	(b/d)
Book value per share (GAAP)	$52.72	$51.94	$51.65	$51.27	$50.75	(a/e)
Tangible book value per share (Non-GAAP)	$36.78	$35.96	$35.59	$35.17	$34.59	(b/e)

Total loans (GAAP)	$8,938,988	$9,246,691	$9,392,866	$9,405,193	$9,359,648
Total loans, excluding PPP (Non-GAAP)	$8,456,338	$8,400,390	$8,600,956	$8,593,470	$8,566,665

Allowance as a % of total loans (GAAP)	1.15%	1.16%	1.21%	1.23%	1.20%
Allowance as a % of total loans, excluding PPP (Non-GAAP)	1.21%	1.28%	1.32%	1.35%	1.31%

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
There have been no material changes in critical accounting policies during the first six months of 2021. Refer to the Company's 2020 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $520.4 million, or 44.8%, at June 30, 2021 as compared to December 31, 2020, reflecting $713.7 million of purchases offset by paydowns, called securities, and maturities. Purchases made during the first half of 2021 reflect the Company's continued direct strategy to deploy a portion of excess cash balances into securities. The ratio of securities to total assets was 11.9% and 8.8% at June 30, 2021 and December 31, 2020, respectively. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss ("CECL") methodology. Further details regarding the Company's measurement of expected credit losses on securities can be found in Note 3 “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

    Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. The Company originates residential loans with the intention of selling them in the secondary market or holding them in the Company's residential portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no material losses related to mortgage repurchases during the three and six months ended June 30, 2021 and 2020, respectively.

    The Company experienced strong closing volumes within the residential portfolio during the second quarter of 2021, with a larger portion of residential closings being retained in the portfolio rather than sold into the secondary market as compared to prior periods. The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Dollars in thousands)
Held in portfolio	$131,423	$33,229	$213,344	$70,566
Sold or held for sale in the secondary market	158,178	223,196	428,001	392,449
Total closed loans	$289,601	$256,425	$641,345	$463,015

    The table below reflects additional information related to the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Dollars in thousands)
Sold with servicing rights released	$165,775	$206,515	$446,914	$328,299
Sold with servicing rights retained (1)	6,657	10,063	8,087	45,394
Total loans sold	$172,432	$216,578	$455,001	$373,693

(1) All loans sold with servicing rights retained were sold with recourse during the three and six months ended June 30, 2021 and 2020, respectively.

    When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneously with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $373.2 million, $453.7 million and $563.0 million at June 30, 2021, December 31, 2020, and June 30, 2020, respectively.

    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:

Table 3 - Mortgage Servicing Asset

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$2,541	$4,504	$2,365	$5,116
Additions	52	91	65	424
Amortization	(282)	(327)	(525)	(611)
Change in valuation allowance	(16)	(947)	390	(1,608)
Balance at end of period	$2,295	$3,321	$2,295	$3,321
See Note 6, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio Total loans at June 30, 2021 decreased by $453.9 million, or 4.83%, when compared to December 31, 2020, which was primarily attributable to a net reduction in PPP loan balances. Despite strong origination volumes and loan pipelines across all products, overall portfolio growth continued to be constrained by ongoing paydowns and re-financing activity. Excluding PPP loans of $482.7 million and $791.9 million outstanding at June 30, 2021 and December 31, 2020, respectively, total loans declined by $144.6 million or 1.68%, during the first half of 2021. Exclusive of PPP loans, commercial loan balances decreased slightly by $39.3 million, or 0.63%, primarily reflecting a slowdown in new construction financing and lower line utilization levels within the commercial and industrial portfolio, countered by strong closings in commercial real estate throughout the first half of 2021. Decreases were also observed in the consumer portfolio, as the low rate environment increased prepayments and refinancing, as well as lower home equity line utilization, resulting in reductions of 4.3% and 4.7% within the mortgage and home equity portfolios, respectively. (see "Non-GAAP Measures" in the "Executive Level Overview" above for a reconciliation to the GAAP financial measure).

    The Company's commercial loan portfolio is comprised primarily of commercial and industrial loans as well as commercial real estate loans. Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The Company's participation in the PPP resulted in significant loan fundings within the commercial and industrial portfolio throughout 2020 and the first six months of 2021, with outstanding balances totaling $482.7 million at June 30, 2021, comprising 28.0% of the total portfolio. Accordingly, the composition of the portfolio by sector is skewed as compared to periods prior to the commencement of the PPP in the second quarter of 2020, as the PPP loans are reflected within the various sectors below. In connection with PPP loan originations during the first six months of 2021, the Company received fee revenue of $18.2 million, which is deferred and amortized over the life of the loan. During the six months ended June 30, 2021, the Company amortized into income $16.7 million in PPP fee revenue related to forgiven loans. The following pie chart shows the diversification of the commercial and industrial portfolio as of June 30, 2021:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $1.7 billion
All Other (12 Sectors): 18.4%
Retail Trade: 18.2%
Health Care and Social Asst: 4.8%
Real Estate/Rental and Leasing: 14.8%
Wholesale Trade: 7.0%
Accommodation and Food Service…
Construction: 12.1%
Administrative Support/Waste Mgmt/Remediation Services : 8.4%
Manufacturing: 8.6%

(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$327
Largest individual commercial and industrial loan outstanding	$26,700
Commercial and industrial nonperforming loans/commercial and industrial loans	1.21%
The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of June 30, 2021:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $4.7 billion

All Other: 12.1%
Strip Malls: 6.5%
Residential - Related: 32.1%
Hotels/Motels: 8.2%
Industrial Warehouse: 9.5%
Commercial Buildings: 16.9%
Office Buildings: 14.7%

(Dollars in thousands)
Average loan size	$1,122
Largest individual commercial real estate mortgage outstanding	$33,400
Commercial real estate nonperforming loans/commercial real estate loans	0.19%
Owner occupied commercial real estate loans/commercial real estate loans	14.5%

    The Company's consumer portfolio consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines that may be made as a fixed-rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Other consumer loans primarily consist of installment loans and overdraft protections. The residential, home equity and other consumer portfolios totaled $2.3 billion at June 30, 2021, as noted below:

Consumer Portfolio Composition
Total Portfolio of $2.3 Billion
Other consumer: 1.0%
Home equity - subordinate positions: 18.1%
Residential real estate: 54.3%
Home equity - first position: 26.6%

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
Nonaccrual Loans    As a general rule, loans 90 days or more past due with respect to principal or interest are classified as nonaccrual loans. However, certain loans that are 90 days or more past due may be kept on an accruing status if the loans are well secured and in the process of collection. The Company monitors junior lien positions on mortgage loans, both where it holds the first position and where the first position is held by another institution, and may place a loan on nonaccrual status if signs of delinquency are observed on the first position, despite the performance of the junior lien. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for credit losses.
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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	June 30 2021	December 31 2020	June 30 2020
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$20,831	$34,729	$20,736
Commercial real estate	9,031	10,195	6,313
Small business	558	825	619
Residential real estate	12,786	15,528	14,561
Home equity	4,517	5,427	6,437
Other consumer	95	156	90
Total (1)	$47,818	$66,860	$48,756
Loans past due 90 days or more but still accruing
Other consumer	—	1	58
Total	$—	$1	$58
Total nonperforming loans	$47,818	$66,861	$48,814
Other real estate owned	—	—	—
Total nonperforming assets	$47,818	$66,861	$48,814
Nonperforming loans as a percent of gross loans	0.53%	0.71%	0.52%
Nonperforming assets as a percent of total assets	0.34%	0.51%	0.37%

(1)Inclusive of TDRs on nonaccrual status of $20.2 million, $22.2 million, and $24.1 million at June 30, 2021, December 31, 2020, and June 30, 2020, respectively.

    The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended
	March 31
	2021		2020
	Three Months Ended		Six Months Ended
	June 30 2021	June 30 2020	June 30 2021	June 30 2020
	(Dollars in thousands)
Nonperforming assets beginning balance	$59,201	$48,040	$66,861	$48,049
New to nonperforming	2,233	8,215	4,592	14,730
Loans charged-off	(481)	(710)	(4,167)	(1,444)
Loans paid-off	(10,364)	(2,210)	(14,389)	(7,289)
Loans restored to performing status	(2,771)	(4,529)	(5,330)	(5,090)
Other	—	8	251	(142)
Nonperforming assets ending balance	$47,818	$48,814	$47,818	$48,814

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 6 - Troubled Debt Restructurings

	June 30 2021	December 31 2020	June 30 2020
	(Dollars in thousands)
Performing troubled debt restructurings	$19,495	$16,983	$17,741
Nonaccrual troubled debt restructurings	20,212	22,209	24,098
Total	$39,707	$39,192	$41,839
Performing troubled debt restructurings as a % of total loans	0.21%	0.18%	0.19%
Nonaccrual troubled debt restructurings as a % of total loans	0.23%	0.24%	0.26%
Total troubled debt restructurings as a % of total loans	0.44%	0.42%	0.45%

The following table summarizes changes in TDRs for the periods indicated:
Table 7 - Activity in Troubled Debt Restructurings

	Three Months Ended		Six Months Ended
	June 30 2021	June 30 2020	June 30 2021	June 30 2020
	(Dollars in thousands)
TDRs beginning balance	$41,429	$41,971	$39,192	$44,365
New to TDR status	82	1,064	3,918	1,249
Paydowns	(1,804)	(1,196)	(3,403)	(3,753)
Charge-offs	—	—	—	(22)
TDRs ending balance	$39,707	$41,839	$39,707	$41,839

    Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs for the periods indicated:
Table 8 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Six Months Ended
	June 30 2021	June 30 2020	June 30 2021	June 30 2020
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$693	$457	$1,610	$1,166
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$263	$259	$494	$524

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At June 30, 2021, there were 81 relationships, with an aggregate balance of $137.3 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company. A portion of the potential problem loans identified by management were granted a deferral during 2020 in accordance with the relief options offered in response to the COVID-19 pandemic. If applicable, these potential problem loans with an active deferral as of June 30, 2021 have been included in the table below.

As previously noted, the Company has been offering need-based payment relief options to its customers in response to the COVID-19 pandemic, primarily in the form of payment deferrals. Loans that were modified are not accounted for as TDRs or reflected as delinquent or nonaccrual loans if the borrower was in compliance with their loan terms as of December 31, 2019. The following table summarizes active deferrals by modification type as of June 30, 2021:
Table 9 - Deferrals by Modification Type

	Deferral of Principal and Interest	Deferral of Principal Only	Total Deferrals	Total Portfolio	% Deferral
	(Dollars in thousands)
Commercial and industrial	$—	$1,972	$1,972	$1,726,498	0.1%
Commercial real estate (1)	590	230,589	231,179	4,748,082	4.9%
Business banking	—	636	636	182,863	0.3%
Residential real estate	—	—	—	1,240,279	—%
Home equity	—	—	—	1,018,408	—%
Consumer	—	—	—	22,858	—%
Total active deferrals as of June 30, 2021	$590	$233,197	$233,787	$8,938,988	2.6%
(1) Balances include commercial construction deferrals.

Additionally, as a result of the COVID-19 pandemic, management has also enhanced monitoring of loan portfolios in certain industries that have been highly impacted. While management is unable to predict the full impact of all industries affected by the COVID-19 pandemic, there are assumptions as to which industries are more greatly impacted by social distancing and other restrictive measures, as well as the duration or reimposition of any such restrictions. Management has identified approximately $1.3 billion of loans within highly impacted industries, including Accommodations, Food Services, Retail Trade, Other Services (except Public Administration), and Arts, Entertainment and Recreation. Loss exposure within these industries is mitigated by a number of factors such as collateral values, loan-to-value ratios, and other key indicators, however, some degree of credit loss is expected and has been incorporated into the allowance for credit loss recognition under the CECL model.

The table below provides total outstanding balances of commercial loans as of the date indicated within industries that management has deemed to be highly impacted by the COVID-19 pandemic:

Table 10 - Industries Highly Impacted By COVID-19 - Details

June 30, 2021
(Dollars in thousands)
Accommodations
Balance	$400,463
Average borrower loan size	$4,200
% secured by real estate	99.8%
Weighted average loan to value	54.1%
Other information:
–The accommodation portfolio consists of 68 properties representing a combination of flagged (59%) and non-flagged (41%) hotels, motels and inns.
–Loans secured by hotel properties deemed to be located in areas of leisure comprise $166.1 million, or 42% of the hotel portfolio.
–Approximately 89% of the balances outstanding are secured by properties located within the six New England states with the largest concentration in Massachusetts (58%).

Food Services
Balance	$136,613
Average borrower loan size	$360
% secured by real estate	70.3%
Weighted average loan to value	49.8%
Other information:
–The food services portfolio includes full-service restaurants (59%), limited service restaurants and fast food (39%), and other types of food service (caterers, bars, mobile food service 2%).

Retail Trade
Balance	$528,404
Average borrower loan size	$498
% secured by real estate	43.0%
Weighted average loan to value	57.3%
Other information:
–The retail trade portfolio consists broadly of food and beverage stores (46%), motor vehicle and parts dealers (25%), and gasoline stations (14%). All other retailers account for 15% of the current outstanding balance.

–Collateral for these loans varies and may consist of real estate, motor vehicles inventories, other types of inventories and general business assets.

Other Services (except Public Administration)
Balance	$146,270

Average borrower loan size	$258
% secured by real estate	52.6%
Weighted average loan to value	51.2%
Other information:
–The other services portfolio consists of various for-profit and not-for-profit services diversified across religious, civic and social service organizations (41%), repair and maintenance business (31%) and other personal services, including beauty salons, laundry services, pet care and other types of services (28%).

Arts, Entertainment, and Recreation
Balance	$96,837
Average borrower loan size	$775
% secured by real estate	84.2%
Weighted average loan to value	52.1%
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
The allowance for credit losses of $102.4 million at June 30, 2021 represents a decrease of $11.0 million, or 9.7% compared to December 31, 2020. The Company recorded a release of provision for credit losses of $7.5 million during the six months ended June 30, 2021, reflecting improvements in overall macro-economic assumptions,and continued strong asset quality metrics, along with lower loan levels.
While management is unable to know with certainty the direct, indirect, and future impacts of the COVID-19 pandemic, it is expected that the pandemic could potentially have a significant impact on future losses across a broad range of loan segments. As such, the allowance for credit losses at June 30, 2021 continues to reflect elevated reserve allocations to those loan segments that management considers to have heightened loss exposure associated with the COVID-19 pandemic. The reasonable and supportable forecast modeled in the allowance for credit losses incorporates an economic scenario which reflects management's assumption that some uncertainty remains as the economy recovers, such as that the federal funds rates will remain near 0% through 2023 and that recent federal stimulus activity will be less effective as consumers are reluctant to spend the funds, some concerns about the speed of widespread vaccine administration, and the efficacy of the vaccines and the possibility for resurgences of COVID-19 or other variants of the virus.
The allowance for credit losses continued to include an upward qualitative adjustment at June 30, 2021 in order to ensure coverage for highly impacted relationships as management performed detailed analysis consisting of a review of maximum levels of historic loss given default ("LGD") and stressed probability of default ("PD") scenarios for loans that were deemed to be more at risk within the industries that are highly impacted by the COVID-19 pandemic, however the overall adjustment necessary was reduced in comparison to the prior quarter as a result of improving economic conditions. In addition to these industry exposures, qualitative adjustments were also made in order to provide coverage over the additional risk of loss attributable to collateral values associated with non-owner occupied real estate with significant retail tenant exposure, as well as home equity loans within a junior lien position.

    The following table summarizes changes in the allowance for credit losses and other selected statistics for the periods presented:

Table 11 - Summary of Changes in the Allowance for Credit Losses

	Three Months Ended
	June 30 2021	March 31 2021	December 31 2020	September 30 2020	June 30 2020
	(Dollars in thousands)
Average total loans	$9,107,446	$9,343,769	$9,396,192	$9,375,522	$9,311,877
Allowance for credit losses, beginning of period	$107,549	$113,392	$115,625	$112,176	$92,376
Charged-off loans
Commercial and industrial	142	3,331	2,124	185	—
Commercial real estate	—	—	—	3,885	—
Commercial construction	—	—	—	—	—
Small business	35	66	186	49	36
Residential real estate	—	—	105	—	—
Home equity	69	—	—	—	4
Other consumer	235	289	283	185	670
Total charged-off loans	481	3,686	2,698	4,304	710
Recoveries on loans previously charged-off
Commercial and industrial	35	64	242	1	4
Commercial real estate	—	57	—	9	—
Commercial construction	—	—	—	—	—
Small business	4	11	25	2	3
Residential real estate	—	1	—	1	—
Home equity	45	13	36	21	95
Other consumer	205	197	162	219	408
Total recoveries	289	343	465	253	510
Net loans charged-off (recovered)
Commercial and industrial	107	3,267	1,882	184	(4)
Commercial real estate	—	(57)	—	3,876	—
Commercial construction	—	—	—	—	—
Small business	31	55	161	47	33
Residential real estate	—	(1)	105	(1)	—
Home equity	24	(13)	(36)	(21)	(91)
Other consumer	30	92	121	(34)	262
Total net loans charged-off	192	3,343	2,233	4,051	200
Provision for credit losses	(5,000)	(2,500)	—	7,500	20,000
Total allowance for credit losses, end of period	$102,357	$107,549	$113,392	$115,625	$112,176
Net loans charged-off as a percent of average total loans (annualized)	0.01%	0.15%	0.09%	0.17%	0.01%
Allowance for credit losses as a percent of total loans	1.15%	1.16%	1.21%	1.23%	1.20%
Allowance for credit losses as a percent of nonperforming loans	214.06%	181.67%	169.59%	117.95%	229.80%

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 12 - Summary of Allocation of Allowance for Credit Losses

	June 30 2021		December 31 2020
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$17,032	19.2%	$21,086	22.4%
Commercial real estate	44,325	47.6%	45,009	44.4%
Commercial construction	4,865	5.6%	5,397	5.9%
Small business	3,612	2.0%	5,095	1.9%
Residential real estate	12,014	13.9%	14,275	13.8%
Home equity	20,087	11.4%	22,060	11.4%
Other consumer	422	0.3%	470	0.2%
Total allowance for credit losses	$102,357	100.0%	$113,392	100.0%
(1)This loan category includes loans originated as part of the PPP established by the CARES Act, which have been excluded from the credit loss calculations because these loans are 100% guaranteed by the U.S. Government.
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
Federal Home Loan Bank Stock The Bank held investments in FHLB of Boston stock of $9.1 million and $10.3 million at June 30, 2021 and December 31, 2020, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.
    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $526.6 million and $529.3 million at June 30, 2021 and December 31, 2020, respectively. The decrease was primarily due to amortization of definite-lived intangibles.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company last performed its annual goodwill impairment testing during the third quarter of 2020 and determined that the Company's goodwill was not impaired as of September 30, 2020. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes during the second quarter of 2021 that indicated impairment of goodwill and other intangible assets.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $243.0 million and $200.5 million at June 30, 2021 and December 31, 2020, respectively, primarily due to new policy purchases during the first half of 2021. The Company recorded tax exempt income from life insurance policies of $1.6 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $2.9 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively. There were no gains on life insurance benefits recorded for the three months ended June 30, 2021 and $335,000 of gains on life insurance benefits recorded for the three months ended June 30, 2020. The Company recorded gains on life insurance benefits of $258,000, and $692,000 for the six months ended June 30, 2021 and 2020, respectively.
Deposits As of June 30, 2021, total deposits were $12.0 billion, representing a $993.8 million, or 9.0%, increase from December 31, 2020, as robust new account opening activity and the ongoing impact of government stimulus payments continued to fuel significant growth. The total cost of deposits was 0.07% and 0.28% for the three months ended June 30, 2021 and 2020, respectively and 0.08% and 0.37% for the six months ended June 30, 2021 and 2020, respectively. Core deposits increased to 91.6% of total deposits as of June 30, 2021, as noncore time deposits continued to runoff.
    The Company also participates in the IntraFi Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market, and amounted to $233.0 million and $237.9 million at June 30, 2021 and December 31, 2020, respectively. In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the IntraFi Network, which amounted to $7.3 million and $8.5 million at June 30, 2021 and December 31, 2020, respectively.
Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.
The following table presents the components of borrowings as of the dates indicated:
Table 13 - Borrowings

	June 30 2021	December 31 2020
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$35,693	$35,740
Long-term borrowings	23,425	32,773
Junior subordinated debentures	62,852	62,851
Subordinated debentures	49,743	49,696
Total borrowings	$171,713	$181,060
Additionally, the Bank had $3.8 billion and $4.1 billion of assets pledged as collateral against borrowings at June 30, 2021 and December 31, 2020, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On June 17, 2021, the Company’s Board of Directors declared a cash dividend of $0.48 per share to shareholders of record as of the close of business on June 28, 2021. This dividend was paid on July 9, 2021.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At June 30, 2021 and December 31, 2020, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:

Table 14 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	June 30, 2021
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$1,415,933	15.67%	$722,767	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	1,202,333	13.31%	406,556	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	1,263,333	13.98%	542,075	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	1,263,333	9.41%	537,227	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$1,390,342	15.39%	$722,657	≥	8.0%	$903,322	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	1,287,472	14.25%	406,495	≥	4.5%	587,159	≥	6.5%
Tier 1 capital (to risk weighted assets)	1,287,472	14.25%	541,993	≥	6.0%	722,657	≥	8.0%
Tier 1 capital (to average assets)	1,287,472	9.59%	537,128	≥	4.0%	671,410	≥	5.0%
	December 31, 2020
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$1,374,349	15.13%	$726,482	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	1,150,177	12.67%	408,646	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	1,211,177	13.34%	544,861	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	1,211,177	9.56%	506,805	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$1,320,056	14.54%	$726,313	≥	8.0%	$907,892	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	1,206,566	13.29%	408,551	≥	4.5%	590,130	≥	6.5%
Tier 1 capital (to risk weighted assets)	1,206,566	13.29%	544,735	≥	6.0%	726,313	≥	8.0%
Tier 1 capital (to average assets)	1,206,566	9.54%	505,747	≥	4.0%	632,184	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At June 30, 2021, the Company's capital levels exceeded the buffer.
Dividend Restrictions The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends of $5.0 million and $95.2 million were paid by the Bank to the Company for the three months ended June 30, 2021 and June 30, 2020, respectively, and dividends of $5.0 million and $123.6 million were paid by the Bank to the Company for the six months ended June 30, 2021 and June 30, 2020, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At each of June 30, 2021 and December 31, 2020 there were $61.0 million in trust preferred securities included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management As of June 30, 2021, the Rockland Trust Investment Management Group had assets under administration of $5.4 billion, representing 6,283 trust, fiduciary, and agency accounts. At December 31, 2020, assets under administration were $4.9 billion, representing approximately 6,175 trust, fiduciary, and agency accounts. Included in these amounts as of June 30, 2021 and December 31, 2020 are assets under administration of $422.0 million and $369.6 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group was $8.0 million and $6.8 million for the three months ended June 30, 2021 and 2020, respectively, and $15.4 million and $13.1 million for the six months ended June 30, 2021 and 2020, respectively.
Retail investments and insurance revenue was $845,000 and $469,000 for the three months ended June 30, 2021 and 2020, respectively, and $1.7 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively.
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

RESULTS OF OPERATIONS
    The following table provides a summary of results of operations for the three and six months ended June 30, 2021 and 2020:
Table 15 - Summary of Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Net income	$37,572	$24,902	$79,283	$51,653
Diluted earnings per share	$1.14	$0.76	$2.40	$1.54
Return on average assets	1.08%	0.79%	1.17%	0.86%
Return on average equity	8.70%	5.97%	9.28%	6.10%
Net interest margin	2.99%	3.25%	3.12%	3.48%

    The Company's results of operations for the first half of 2021 were positively impacted by a release of provision for credit losses in the amount of $7.5 million, as well as elevated interest income from forgiven PPP loans. In comparison, results from the first half of 2020 reflected an increased provision for credit loss of $45.0 million, driven by anticipated credit losses related to the COVID-19 pandemic.
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the second quarter of 2021 was $93.6 million, representing an increase of $2.2 million, or 2.4%, when compared to the second quarter of 2020. For the six months ended June 30, 2021, the net interest income on a FTE basis was $189.4 million, representing an increase of $3.5 million, or 1.9%, when compared to the year ago period.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and six months ended June 30, 2021 and 2020. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income tax rate that would have been paid if the income had been fully taxable.
Table 16 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended June 30
	2021			2020
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$1,882,285	$513	0.11%	$724,634	$132	0.07%
Securities
Securities - trading	3,359	—	—%	2,393	—	—%
Securities - taxable investments	1,514,336	7,184	1.90%	1,206,631	7,831	2.61%
Securities - nontaxable investments (1)	555	6	4.34%	1,145	11	3.86%
Total securities	$1,518,250	$7,190	1.90%	$1,210,169	$7,842	2.61%
Loans held for sale	28,279	186	2.64%	50,613	359	2.85%
Loans (2)
Commercial and industrial (1)	1,944,026	20,351	4.20%	1,914,830	17,363	3.65%
Commercial real estate (1)	4,196,171	41,532	3.97%	4,051,342	42,371	4.21%
Commercial construction	514,935	4,777	3.72%	538,767	5,314	3.97%
Small business	178,525	2,302	5.17%	174,438	2,388	5.51%
Total commercial	6,833,657	68,962	4.05%	6,679,377	67,436	4.06%
Residential real estate	1,226,520	11,058	3.62%	1,474,495	13,801	3.76%
Home equity	1,024,798	8,591	3.36%	1,133,034	10,132	3.60%
Total consumer real estate	2,251,318	19,649	3.50%	2,607,529	23,933	3.69%
Other consumer	22,471	411	7.34%	24,971	500	8.05%
Total loans	$9,107,446	$89,022	3.92%	$9,311,877	$91,869	3.97%
Total interest-earning assets	$12,536,260	$96,911	3.10%	$11,297,293	$100,202	3.57%
Cash and due from banks	142,198			119,692
Federal Home Loan Bank stock	9,410			23,175
Other assets	1,258,056			1,287,620
Total assets	$13,945,924			$12,727,780
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$4,339,645	$384	0.04%	$3,679,729	$1,101	0.12%
Money market	2,347,852	429	0.07%	1,972,986	1,377	0.28%
Time deposits	843,090	1,204	0.57%	1,186,189	4,549	1.54%
Total interest-bearing deposits	$7,530,587	$2,017	0.11%	$6,838,904	$7,027	0.41%
Borrowings
Federal Home Loan Bank borrowings	$35,704	$191	2.15%	$339,393	$433	0.51%
Long-term borrowings	23,417	94	1.61%	71,629	343	1.93%
Junior subordinated debentures	62,852	429	2.74%	62,849	446	2.85%
Subordinated debentures	49,730	618	4.98%	49,635	618	5.01%

Total borrowings	$171,703	$1,332	3.11%	$523,506	$1,840	1.41%
Total interest-bearing liabilities	$7,702,290	$3,349	0.17%	$7,362,410	$8,867	0.48%
Noninterest bearing demand deposits	4,237,135			3,371,262
Other liabilities	273,449			315,979
Total liabilities	$12,212,874			$11,049,651
Stockholders' equity	1,733,050			1,678,129
Total liabilities and stockholders' equity	$13,945,924			$12,727,780
Net interest income (1)		$93,562			$91,335
Interest rate spread (3)			2.93%			3.09%
Net interest margin (4)			2.99%			3.25%
Supplemental information
Total deposits, including demand deposits	$11,767,722	$2,017		$10,210,166	$7,027
Cost of total deposits			0.07%			0.28%
Total funding liabilities, including demand deposits	$11,939,425	$3,349		$10,733,672	$8,867
Cost of total funding liabilities			0.11%			0.33%

(1)The total amount of adjustment to interest income and yield on a FTE basis was $209,000 and $237,000 for the three months ended June 30, 2021 and 2020, respectively. The FTE adjustment relates to tax exempt income relating to securities with average balances of $555,000 and $1.1 million and tax exempt income relating to loans with average balances of $60.4 million and $82.0 million, for the three months ended June 30, 2021 and 2020, respectively.
(2)Includes average nonaccruing loans.
(3)Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 17 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Six Months Ended June 30
	2021			2020
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$1,603,407	$839	0.11%	$398,593	$292	0.15%
Securities
Securities - trading	3,150	—	—%	2,328	—	—%
Securities - taxable investments	1,383,122	13,811	2.01%	1,198,298	15,788	2.65%
Securities - nontaxable investments (1)	599	12	4.04%	1,191	23	3.88%
Total securities	$1,386,871	$13,823	2.01%	$1,201,817	$15,811	2.65%
Loans held for sale	38,907	482	2.50%	39,329	591	3.02%
Loans (2)
Commercial and industrial (1)	2,029,075	43,397	4.31%	1,659,014	34,303	4.16%
Commercial real estate (1)	4,176,202	81,908	3.96%	4,031,734	88,222	4.40%
Commercial construction	534,933	10,060	3.79%	547,254	12,215	4.49%
Small business	176,434	4,583	5.24%	174,553	4,950	5.70%
Total commercial	6,916,644	139,948	4.08%	6,412,555	139,690	4.38%
Residential real estate	1,248,778	23,494	3.79%	1,517,667	28,420	3.77%
Home equity	1,037,446	17,348	3.37%	1,134,983	21,959	3.89%
Total consumer real estate	2,286,224	40,842	3.60%	2,652,650	50,379	3.82%
Other consumer	22,087	843	7.70%	26,406	1,072	8.16%
Total loans	$9,224,955	$181,633	3.97%	$9,091,611	$191,141	4.23%
Total interest-earning assets	$12,254,140	$196,777	3.24%	$10,731,350	$207,835	3.89%
Cash and due from banks	148,499			121,199
Federal Home Loan Bank stock	9,828			18,937
Other assets	1,249,898			1,227,199
Total assets	$13,662,365			$12,098,685
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$4,225,331	$807	0.04%	$3,475,223	$3,035	0.18%
Money market	2,318,106	950	0.08%	1,922,495	4,550	0.48%
Time deposits	874,676	2,971	0.68%	1,266,540	10,334	1.64%
Total interest-bearing deposits	$7,418,113	$4,728	0.13%	$6,664,258	$17,919	0.54%
Borrowings
Federal Home Loan Bank borrowings	$35,746	$379	2.14%	$235,309	$961	0.82%
Long-term borrowings	25,818	205	1.60%	73,271	904	2.48%
Junior subordinated debentures	62,851	855	2.74%	62,849	924	2.96%
Subordinated debentures	49,717	1,235	5.01%	49,623	1,235	5.00%
Total borrowings	$174,132	$2,674	3.10%	$421,052	$4,024	1.92%
Total interest-bearing liabilities	$7,592,245	$7,402	0.20%	$7,085,310	$21,943	0.62%
Noninterest bearing demand deposits	4,067,235			3,025,990
Other liabilities	279,620			283,724

Total liabilities	$11,939,100			$10,395,024
Stockholders' equity	1,723,265			1,703,661
Total liabilities and stockholders' equity	$13,662,365			$12,098,685
Net interest income (1)		$189,375			$185,892
Interest rate spread (3)			3.04%			3.27%
Net interest margin (4)			3.12%			3.48%
Supplemental information
Total deposit, including demand deposits	$11,485,348	$4,728		$9,690,248	$17,919
Cost of total deposits			0.08%			0.37%
Total funding liabilities, including demand deposits	$11,659,480	$7,402		$10,111,300	$21,943
Cost of total funding liabilities			0.13%			0.44%

(1)The total amount of adjustment to present interest income and yield on a FTE basis was $438,000 and $490,000 for the six months ended June 30, 2021 and 2020, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $599,000 and $1.2 million and tax exempt income relating to loans with average balances of $65.3 million and $83.8 million for the six months ended June 30, 2021 and 2020, respectively.
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
Table 18 - Volume Rate Analysis

	Three Months Ended June 30			Six Months Ended June 30
	2021 Compared To 2020			2021 Compared To 2020
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$170	$211	$381	$(336)	$883	$547
Securities
Securities - taxable investments	(2,644)	1,997	(647)	(4,412)	2,435	(1,977)
Securities - nontaxable investments (1)	1	(6)	(5)	—	(11)	(11)
Total securities			(652)			(1,988)
Loans held for sale	(15)	(158)	(173)	(103)	(6)	(109)
Loans
Commercial and industrial (1)	2,723	265	2,988	1,442	7,652	9,094
Commercial real estate (1)	(2,354)	1,515	(839)	(9,475)	3,161	(6,314)
Commercial construction	(302)	(235)	(537)	(1,880)	(275)	(2,155)
Small business	(142)	56	(86)	(420)	53	(367)
Total commercial			1,526			258
Residential real estate	(422)	(2,321)	(2,743)	109	(5,035)	(4,926)
Home equity	(573)	(968)	(1,541)	(2,724)	(1,887)	(4,611)
Total consumer real estate			(4,284)			(9,537)
Other consumer	(39)	(50)	(89)	(54)	(175)	(229)
Total loans (1)(2)			(2,847)			(9,508)
Total income of interest-earning assets			$(3,291)			$(11,058)
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(914)	$197	$(717)	$(2,883)	$655	$(2,228)
Money market	(1,210)	262	(948)	(4,536)	936	(3,600)
Time certificates of deposits	(2,029)	(1,316)	(3,345)	(4,166)	(3,197)	(7,363)
Total interest bearing deposits			(5,010)			(13,191)
Borrowings
Federal Home Loan Bank borrowings	145	(387)	(242)	233	(815)	(582)
Line of Credit	—	—	—			—
Long-term borrowings	(18)	(231)	(249)	(114)	(585)	(699)
Junior subordinated debentures	(17)	—	(17)	(69)	—	(69)
Subordinated debentures	(1)	1	—	(2)	2	—
Total borrowings			(508)			(1,350)
Total expense of interest-bearing liabilities			(5,518)			(14,541)
Change in net interest income			$2,227			$3,483

(1)Reflects income determined on a FTE basis. See footnote (1) to tables 16 and 17 in this Report for the related adjustments.
(2)Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an appropriate level of allowance for credit losses. The Company recorded a release of provision for credit losses of $5.0 million and $7.5 million for the three and six months ended June 30, 2021, primarily due to an improved overall macro-economic outlook, continued strong asset quality metrics, as well as lower loan balances during the first half of 2021. In comparison, the Company recorded a provision expense of $20.0 million and $45.0 million for the three and six months ended June 30, 2020, which was primarily driven by anticipated loan losses related to the COVID-19 pandemic. The Company’s allowance for credit losses, as a percentage of total loans, was 1.15% at June 30, 2021, 1.21% at December 31, 2020, and 1.20% at June 30, 2020. The Company recorded net charge-offs of $192,000 and $3.5 million for the three and six months ended June 30, 2021, respectively, as compared to $200,000 and $584,000 for the three and six months ended June 30, 2020, respectively. Refer to Note 4, "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses for the period.

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 19 - Noninterest Income

	Three Months Ended
	June 30		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Deposit account fees	$3,822	$2,829	$993	35.10%
Interchange and ATM fees	3,068	5,214	(2,146)	(41.16)%
Investment management	8,872	7,296	1,576	21.60%
Mortgage banking income	2,705	5,005	(2,300)	(45.95)%
Gain on life insurance benefits	—	335	(335)	(100.00)%
Increase in cash surrender value of life insurance policies	1,589	1,312	277	21.11%
Loan level derivative income	116	2,864	(2,748)	(95.95)%
Unrealized gain on equity securities	436	1,386	(950)	(68.54)%
Other noninterest income	4,359	1,949	2,410	123.65%
Total	$24,967	$28,190	$(3,223)	(11.43)%

	Six Months Ended
	June 30		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Deposit account fees	$7,406	$7,799	$(393)	(5.04)%
Interchange and ATM fees	5,788	10,110	(4,322)	(42.75)%
Investment management	17,176	14,125	3,051	21.60%
Mortgage banking income	8,445	5,866	2,579	43.97%
Gain on life insurance benefits	258	692	(434)	(62.72)%
Increase in cash surrender value of life insurance policies	2,912	2,588	324	12.52%
Loan level derivative income	289	6,461	(6,172)	(95.53)%
Unrealized gain on equity securities	723	1,386	(663)	(47.84)%
Other noninterest income	7,216	5,598	1,618	28.90%
Total	$50,213	$54,625	$(4,412)	(8.08)%

The primary reasons for the variances in the noninterest income categories for the three and six months ended June 30, 2021 as compared to the respective prior year periods shown in the preceding table include:

•Deposit fee income was impacted by the timing and extent of government mandated shutdowns and social distancing measures, as well as the timing of economic stimulus payments received by customers.
•Interchange and ATM fees decreased for the three and six months ended June 30, 2021 in comparison to the year ago periods. The decrease primarily reflects the negative impact of the Durbin Amendment, which the Company became subject to effective July 1, 2020 as a result of crossing the $10 billion asset threshold, coupled with an overall decrease in consumer spending as customers focused on retaining liquidity following the onset of COVID-19 pandemic late in the first quarter of 2020.
•Investment management income increased for the three and six months ended June 30, 2021 in comparison to the year ago periods, primarily driven by more favorable market conditions during the first half of 2021, along with overall growth in assets under administration which increased 23.0% to $5.4 billion at June 30, 2021 from $4.4 billion at June 30, 2020.
•Mortgage banking income decreased during the three months ended June 30, 2021 and increased for the six months ended June 30, 2021 in comparison to the year ago periods. The quarter-over-quarter decrease was primarily attributable to the Company's strategic decision to retain a larger portion of new originations in its residential portfolio during the second quarter of 2021. The year-over-year increase reflects a full six-month period of elevated volume in the low interest rate environment in 2021, in comparison to the prior year period when increased volume from rate reductions was not realized until late in the first quarter of 2020.
•Loan level derivative income decreased for the three and six months ended June 30, 2021 primarily as a result of lower customer demand in comparison to the year ago periods.
•Unrealized gain on equity securities decreased for the three and six months ended June 30, 2021, due primarily to significant market volatility during the first half of 2020 caused by the onset of the COVID-19 pandemic, the result of which was a sell-off late in the first quarter of 2020, followed by a period of market correction during the second quarter of 2020.
•Other noninterest income increased for the three and six months ended June 30, 2021 compared to the prior year periods, primarily attributable to income recognized from other investments.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 20 - Noninterest Expense

	Three Months Ended
	June 30		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$42,635	$37,269	$5,366	14.40%
Occupancy and equipment expenses	8,706	9,273	(567)	(6.11)%
Data processing & facilities management	1,686	1,459	227	15.56%
FDIC assessment	775	503	272	54.08%
Consulting expense	1,492	1,603	(111)	(6.92)%
Core deposit amortization	1,293	1,433	(140)	(9.77)%
Merger and acquisition expenses	1,731	—	1,731	100.00%
Software maintenance	1,915	1,780	135	7.58%
Other noninterest expenses	13,069	13,287	(218)	(1.64)%
Total	$73,302	$66,607	$6,695	10.05%

	Six Months Ended
	June 30		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$82,524	$74,618	$7,906	10.60%
Occupancy and equipment expenses	17,979	18,590	(611)	(3.29)%
Data processing & facilities management	3,351	3,117	234	7.51%
FDIC assessment	1,825	503	1,322	262.82%
Consulting expense	3,883	2,939	944	32.12%
Core deposit amortization	2,685	2,964	(279)	(9.41)%
Merger and acquisition expenses	1,731	—	1,731	100.00%
Software maintenance	3,885	3,465	420	12.12%
Other noninterest expenses	25,121	27,251	(2,130)	(7.82)%
Total	$142,984	$133,447	$9,537	7.15%

The primary reasons for the variances in the noninterest expense categories for the three and six months ended June 30, 2021 as compared to the respective prior year periods shown in the preceding table include:
•The increase in salaries and employee benefits for the three and six months ended June 30, 2021 as compared to the prior year periods is primarily due to increases in incentive compensation expense, commissions, general salary increases, retirement costs and payroll taxes.
•Occupancy and equipment decreased during both the three and six months ended June 30, 2021 as compared to the prior year periods. The decreases were primarily due to reductions in depreciation expense from disposals of equipment, as well as increased computer hardware and software costs necessary to facilitate remote work for employees during the prior year period after onset of the COVID-19 pandemic. Partially offsetting the decrease for the six months ended June 30, 2021 were increases in cleaning costs in response to the COVID-19 pandemic and snow removal expenses in comparison to the prior year period.
•Data processing and facilities management expenses increased for both the three and six months ended June 30, 2021 as compared to the prior year periods, primarily due to timing of certain initiatives and system upgrades.

•FDIC assessment increased for the three and six months ended June 30, 2021, in comparison to year ago period. The Company previously benefited from a small bank assessment credit, which resulted in no expense during the first quarter of 2020 and reduced expense during the second quarter of 2020.
•Consulting expense increased for the six months ended June 30, 2021, in comparison to the prior year period, primarily due to the Company's overall growth, implementation of strategic initiatives, and projects and measures implemented in response to the COVID-19 pandemic. Consulting costs were slightly higher for the three months ended June 30, 2020 as compared to the three months ended June 30, 2021, which primarily reflects timing of the commencement of COVID-19 related projects.
•The Company recorded merger and acquisitions expenses of $1.7 million during the second quarter of 2021 relating to the Meridian acquisition. No such costs were incurred during 2020.
•Software maintenance increased for the three and six months ended June 30, 2021 as compared to the prior year periods, primarily due to the Company's continued investment in its technology infrastructure.
•Other noninterest expense for the three months ended June 30, 2021 remained relatively consistent compared to the prior year period, with decreases in retail branch traffic control, office supplies and prepayment fees on borrowings, offset somewhat by increases in advertising and training expenses. Other noninterest expense decreased for the six months ended June 30, 2021 compared to the prior year period mainly due to decreases in unrealized loss on equity securities, prepayment fees on borrowings, loss on the sale of fixed assets, office supplies, retail branch traffic control, and recruitment expenses.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 21 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
	(Dollars in thousands)
Combined federal and state income tax provision	$12,447	$7,779	$24,384	$9,927
Effective income tax rate	24.88%	23.80%	23.52%	16.12%
Blended statutory tax rate	27.92%	27.88%	27.92%	27.88%

    The Company’s effective tax rate in 2021 thus far is higher as compared to the year ago period primarily due to higher net income, as well as the impact of discrete items, including tax benefits related to low income housing tax credits and equity compensation.  The discrete tax amounts for the six months ended June 30, 2020 also reflect a benefit of $4.7 million associated with the net operating loss (NOL) carryback provision of the CARES Act.  The NOL was generated in relation to the acquisition of Blue Hills Bancorp, Inc. in 2019. The effective tax rates in the table above are lower than the blended statutory tax rates due to the aforementioned discrete items as well as certain tax preference assets such as life insurance policies, tax exempt bonds, and federal tax credits. The Company’s blended statutory tax rate for the three and six months ended June 30, 2021 are comparable to the year ago period.

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2039, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $163.0 million, of which $88.7 million had been funded as of June 30, 2021. It is expected that the limited partnership investments will generate a net tax benefit of approximately $2.0 million for the fiscal year 2021 and a total of $22.3 million over the remaining life of the investments from the combination of the tax credits and operating losses.

Risk Management

The Board of Directors has approved an Enterprise Risk Management Policy to state the Company’s goals and objectives in identifying, measuring, and managing the risks associated with the Company’s current and near future anticipated size and complexity. Management is responsible for comprehensive enterprise risk management, and continually strives to adopt and implement practices that strike an appropriate balance between risk and reward and permit the achievement of strategic goals in a controlled environment.

The Company has implemented the “three lines of defense” enterprise risk management model. The first line of defense are the executives in charge of business units, operational areas, and corporate functions who, sometimes assisted by management committees, teams, and working groups, own and manage risks. The second line of defense is the Chief Risk Officer and the risk department, who monitor and provide advice with respect to first line risk management. The third line of defense is independent assurance performed by the Chief Internal Auditor, who reports to the Audit Committee of the Company's Board of Directors, and by the Company's internal audit department.

The Board of Directors, with the assistance of its Risk Committee, oversees management’s enterprise risk management practices. As risks must be taken to create value, the Board of Directors has approved a Risk Appetite Statement that defines the acceptable residual risk tolerances for the Company and the seven major risk types identified as having the potential to create significant adverse impacts on the Company, such as financial losses, reputational damage, legal or regulatory actions, non‐achievement of strategic objectives, diminished customer experience, and/or cultural erosion. The seven major risk types identified by the Company and addressed in the Risk Appetite Statement are strategic risk, culture risk, credit risk, liquidity risk, market risk, operational risk, and reputation risk, each of which is discussed below.

Strategic Risk   Strategic risk is the risk arising from adverse strategic or business decisions, misalignment of strategic direction with the Company’s mission and values, failure to execute strategies or tactics, or an inadequate adaptation or lack of responsiveness to industry and/or operating environment changes. Management seeks to mitigate strategic risk through strategic planning, frequent executive review of strategic plan progress, monitoring of competitors and technology, assessment of new products, new branches, and new business initiatives, customer advocacy, and crisis management planning.

Culture Risk    Culture risk is the risk arising from failed leadership and/or ineffective colleague engagement and workplace management that causes the Company to lose sight of core values and, through acts or omissions, damage the relationship-based culture which has been one of the foundations of the Company’s consistent success. Management mitigates culture risk through effective employee relations, leadership that encourages continuous improvement, cultural development and reinforcement of core values, communication of clear ethical and behavioral standards, consistent enforcement of policies and programs, discipline of misbehavior, alignment of incentives and compensation, and by promoting diversity, equity, and inclusion.

Credit Risk    Credit risk is the risk arising from the failure of a borrower or a counterparty to a contract to make payments as agreed, and includes the risks arising from inadequate collateral and mismanagement of loan concentrations. While the collateral securing loans may be sufficient in some cases to recover the amount due, in other cases the Company may experience significant credit losses which could have an adverse effect on its operating results. The Company makes assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 4, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

Liquidity Risk    Liquidity risk is the risk arising from the Company being unable to meet obligations when due. Liquidity risk includes the inability to access funding sources or manage fluctuations in available funding levels. Liquidity risk also results from a failure to recognize or address market condition changes that affect the ability to liquidate assets quickly with minimal value loss.
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
The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available Federal Home Loan Bank funding, less short-term liabilities relative to total assets, was within policy limits at June 30, 2021. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit include Federal Home Loan Bank collateral requirements, securities portfolio changes, and the mix of deposits.

The Company seeks to increase deposits without adversely impacting its weighted average funding cost. As a result of PPP loan funding, government stimulus programs, and a customer focus on retaining liquidity, the Company has experienced significant deposit growth and a buildup of liquidity through the second quarter of 2021.

The Company also maintains a variety of liquidity sources, including Federal Home Loan Bank advances, Federal Reserve borrowing capacity, and repurchase agreement lines. These funding sources serve as a contingent source of liquidity and, when profitable lending and investment opportunities exist, the Company may access them to provide the liquidity needed to grow the balance sheet. The amount and type of assets that the Company has available to pledge impacts the Company's Federal Home Loan Bank and Federal Reserve borrowing capacity. For example, a prime one-to-four family residential loan may provide 75 cents of borrowing capacity for every $1.00 pledged, whereas a pledged commercial loan may increase borrowing capacity in a lower amount. The Company’s lending decisions, therefore, can also affect its liquidity position.

The Company can also raise additional funds through the issuance of equity or unsecured debt privately or publicly and has done so in the past. Additionally, the Company is able to enter into repurchase agreements or acquire brokered deposits at its discretion. The availability and cost of equity or debt on an unsecured basis is dependent on many factors, including the Company’s financial position, the market environment, and the Company’s credit rating. The Company monitors the factors that could impact its ability to raise liquidity through these channels.

The following table depicts current and unused liquidity capacity from various sources as of the dates indicated:

Table 22 - Liquidity Sources

	June 30, 2021		December 31, 2020
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$35,693	$1,363,597	$35,740	$1,372,671
Federal Reserve Bank of Boston (2)	—	1,174,088	—	1,355,809
Unpledged Securities	—	1,208,383	—	716,961
Line of Credit	—	50,000	—	50,000
Long-term borrowing (3)	23,425	—	32,773	—
Junior subordinated debentures (3)	62,852	—	62,851	—
Subordinated debt (3)	49,743	—	49,696	—
Reciprocal deposits (3)	232,971	—	237,902	—
Brokered deposits (3)	7,294	—	8,538	—
	$411,978	$3,796,068	$427,500	$3,495,441

(1)Loans with a carrying value of $2.1 billion at each of June 30, 2021 and December 31, 2020 were pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.
(2)Loans with a carrying value of $1.7 billion and $1.9 billion at June 30, 2021 and December 31, 2020, respectively, were pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.
(3)The additional borrowing capacity has not been assessed for these categories.

In addition to customary operational liquidity practices, the Board of Directors and management recognize the need to establish reasonable guidelines to manage a heightened liquidity risk environment. Catalysts for elevated liquidity risk can be Company-specific issues and/or systemic industry-wide events. It is therefore the responsibility of management to institute systems and controls designed to provide advanced detection of potentially significant funding shortages, establish methods for assessing and monitoring risk levels, and institute responses that may alleviate or circumvent a potential liquidity crisis. Management has established a Liquidity Contingency Plan to provide a framework to detect potential liquidity problems and appropriately address them in a timely manner. In a period of perceived heightened liquidity risk, the Liquidity Contingency Plan provides for the establishment of a Liquidity Crisis Task Force to monitor the potential for a liquidity crisis and establish and execute an appropriate response.

Market Risk Market risk is the risk arising from changes in interest rates and the value of investments due to market conditions or other external factors or events. The Company’s primary market risk exposure is interest rate risk.

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

Management strives to control interest rate risk within limits approved by the Board of Directors that reflect the Company’s tolerance for interest rate risk over short-term and long-term horizons. The Company attempts to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging exposure. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. It is the Company's objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary within limits management deems prudent, through the use of off-balance sheet hedging instruments such as interest rate swaps, floors, and caps.

The Company quantifies its interest rate exposures using net interest income simulation models, as well as simpler gap analysis, and an Economic Value of Equity analysis. Key assumptions in these analyses relate to behavior of interest rates and behavior of the Company’s deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities) and the life and sensitivity of non-maturity deposits (e.g., demand deposit, negotiable order of withdrawal, savings, and money market accounts). In the case of prepayment of mortgage assets, assumptions are derived from published dealer median prepayment estimates for comparable mortgage loans. The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, interest rate sensitivity of loans cannot be determined with precision and actual behavior may differ from assumptions to a significant degree.

Based upon the net interest income simulation models, the Company currently forecasts that assets are anticipated to re-price faster than liabilities. As a result, net interest income will be positively impacted as market rates increase and negatively impacted if market rates decrease. The Company runs several scenarios to quantify and effectively assist in managing interest rate risk, including instantaneous parallel shifts in market rates as well as gradual (12-24 months) shifts in market rates, and may also include other alternative scenarios as management deems necessary given the interest rate environment.

The results of all scenarios and the impact to net interest income are outlined in the table below:
Table 23 - Interest Rate Sensitivity

	June 30
	2021		2020
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(3.3)%	(9.7)%	(1.1)%	(7.6)%
+100	9.3%	10.4%	5.5%	3.2%
+200	19.6%	24.4%	11.5%	11.9%
+300	30.4%	38.5%	18.0%	20.7%
+400	40.7%	52.3%	24.1%	29.1%

Gradual rate shifts (basis points)
-100 over 12 months	(1.5)%	(8.0)%	0.1%	(7.0)%
+200 over 12 months	9.7%	22.1%	5.2%	9.6%
+400 over 24 months	9.7%	34.2%	5.2%	16.0%

Alternative scenarios
Yield Curve Twist (1)	n/a	n/a	1.5%	4.4%
Flat up 200 basis points scenario	9.2	19.6	n/a	n/a
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

The most significant market factors affecting the Company’s net interest income during the six months ended June 30, 2021 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate and LIBOR rates, and the interest rates being offered on long-term fixed rate loans. The full economic impact of the COVID-19 pandemic on these factors remains uncertain.

The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by using interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement in which one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from the other party. Interest rate caps and floors are agreements where one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. While interest is paid or received in swap, cap, and floors agreements, the notional principal amount is not actually exchanged. The Company may also manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts under which the Company agrees to deliver whole mortgage loans to various investors. See Note 6, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for additional information regarding the Company’s derivative financial instruments.

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

There were no material changes in off-balance sheet financial instruments during the three months ended June 30, 2021. See Note 6, “Derivative and Hedging Activities” and Note 10, "Commitments and Contingencies" within the Notes to

Consolidated Financial Statements included in Part I. of Item 1 of this Report for more information relating to the Company's other off-balance sheet financial instruments.

Operational Risk    Operational risk is the risk arising from human error or misconduct, transaction errors or delays, inadequate or failed internal systems or processes, data unavailability, loss, or poor quality, or adverse external events. Operational risk includes business resiliency risk, consumer compliance risk, data governance risk, fraud risk, information security risk, information technology risk, legal risk, model risk, regulatory compliance risk, and third party vendor risk. Potential operational risk exposure exists throughout the Company. The continued effectiveness of colleagues, technical systems, operational infrastructure, and relationships with key third party service providers are integral to mitigating operational risk, and any shortcomings subject the Company to risks that vary in size, scale and scope. Operational risks include operational or technical failures, unlawful tampering with technical systems, cyber security, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or a failure of key individuals to perform properly.

Reputation Risk Reputational risk is the risk arising from negative public opinion of the Company and the Bank. Management seeks to mitigate reputation risk through actions that include a structured process of customer complaint resolution and ongoing reputational monitoring.
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Information
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet financial instruments during the three months ended June 30, 2021.
See Note 6, "Derivative and Hedging Activities" and Note 10, "Commitments and Contingencies" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended June 30, 2021.
Refer to the 2020 Form 10-K for a complete table of contractual obligations, commitments and contingencies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information required by this Item 3 is included in the "Risk Management" section of Part I. Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report and is incorporated herein by reference.

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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. The Company has not experienced any material impact to the Company’s internal control over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal control over financial reporting to minimize any impact on the design and operating effectiveness.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings

At June 30, 2021, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2021:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
April 1 to April 30, 2021	145	$83.65	—	—
May 1 to May 31, 2021	82	$79.52	—	—
June 1 to June 30, 2021	51	$79.79	—	—
Total	278	$81.72	—
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
INDEPENDENT BANK CORP.
(registrant)

August 4, 2021	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

August 4, 2021	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)