Form 10-Q
period 2021-09-30
INDEPENDENT BANK CORP
filed 2021-11-04
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November 3, 2021, there were 33,049,880 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	September 30 2021	December 31 2020
Assets
Cash and due from banks	$138,148	$169,460
Interest-earning deposits with banks	1,869,683	1,127,176
Securities
Trading	3,504	2,838
Equity	22,794	22,107
Available for sale (amortized cost $1,425,392 and $395,453)	1,427,210	412,860
Held to maturity (fair value $875,306 and $752,177)	865,249	724,512
Total securities	2,318,757	1,162,317
Loans held for sale (at fair value)	33,553	58,104
Loans
Commercial and industrial	1,640,709	2,103,152
Commercial real estate	4,221,259	4,173,927
Commercial construction	515,415	553,929
Small business	184,138	175,023
Residential real estate	1,222,849	1,296,183
Home equity - first position	592,564	633,142
Home equity - subordinate positions	407,904	435,648
Other consumer	23,175	21,862
Total loans	8,808,013	9,392,866
Less: allowance for credit losses	(92,246)	(113,392)
Net loans	8,715,767	9,279,474
Federal Home Loan Bank stock	8,666	10,250
Bank premises and equipment, net	123,528	116,393
Goodwill	506,206	506,206
Other intangible assets	19,055	23,107
Cash surrender value of life insurance policies	244,573	200,525
Other assets	555,375	551,289
Total assets	$14,533,311	$13,204,301
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$4,590,492	$3,762,306
Savings and interest checking accounts	4,484,208	4,047,332
Money market	2,399,878	2,232,903
Time certificates of deposit of $100,000 and over	412,129	525,424
Other time certificates of deposits	373,433	425,205
Total deposits	12,260,140	10,993,170
Borrowings
Federal Home Loan Bank borrowings	25,675	35,740
Long-term borrowings (less unamortized debt issuance costs of $0 and $40)	18,750	32,773

Junior subordinated debentures (less unamortized debt issuance costs of $35 and $37)	62,853	62,851
Subordinated debentures (less unamortized debt issuance costs of $233 and $304)	49,767	49,696
Total borrowings	157,045	181,060
Other liabilities	360,172	327,386
Total liabilities	12,777,357	11,501,616
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 33,043,812 shares at September 30, 2021 and 32,965,692 shares at December 31, 2020 (includes 135,485 and 135,205 shares of unvested participating restricted stock awards, respectively)	329	328
Value of shares held in rabbi trust at cost: 84,207 shares at September 30, 2021 and 84,126 shares at December 31, 2020	(3,157)	(3,066)
Deferred compensation and other retirement benefit obligations	3,157	3,066
Additional paid in capital	949,316	945,638
Retained earnings	787,742	716,024
Accumulated other comprehensive income, net of tax	18,567	40,695
Total stockholders’ equity	1,755,954	1,702,685
Total liabilities and stockholders' equity	$14,533,311	$13,204,301
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Interest income
Interest and fees on loans	$84,212	$90,112	$265,409	$280,768
Taxable interest and dividends on securities	7,792	7,218	21,603	23,006
Nontaxable interest and dividends on securities	4	9	14	27
Interest on loans held for sale	193	326	675	917
Interest on federal funds sold and short-term investments	815	254	1,654	546
Total interest and dividend income	93,016	97,919	289,355	305,264
Interest expense
Interest on deposits	1,633	5,432	6,361	23,351
Interest on borrowings	1,292	1,604	3,965	5,628
Total interest expense	2,925	7,036	10,326	28,979
Net interest income	90,091	90,883	279,029	276,285
Provision for credit losses	(10,000)	7,500	(17,500)	52,500
Net interest income after provision for credit losses	100,091	83,383	296,529	223,785
Noninterest income
Deposit account fees	4,298	3,428	11,704	11,227
Interchange and ATM fees	3,441	3,044	9,229	13,154
Investment management	9,174	7,571	26,350	21,696
Mortgage banking income	2,825	7,704	11,270	13,570
Increase in cash surrender value of life insurance policies	1,596	1,314	4,508	3,902
Gain on life insurance benefits	—	—	258	692
Loan level derivative income	586	2,457	875	8,918
Unrealized gain on equity securities	—	308	723	1,694
Other noninterest income	4,537	3,521	11,753	9,119
Total noninterest income	26,457	29,347	76,670	83,972
Noninterest expenses
Salaries and employee benefits	42,235	38,409	124,759	113,027
Occupancy and equipment expenses	8,564	9,273	26,543	27,863
Data processing and facilities management	1,673	1,567	5,024	4,684
FDIC assessment	980	1,034	2,805	1,537
Advertising	884	1,215	2,949	3,107
Consulting expense	1,560	1,305	5,443	4,244
Amortization of intangible assets	1,310	1,449	4,037	4,704
Debit card expense	1,347	1,105	3,693	3,312
Loss on termination of derivatives	—	684	—	684
Merger and acquisition expense	1,943	—	3,674	—
Software maintenance	2,018	1,753	5,903	5,218
Other noninterest expenses	9,905	8,864	30,573	31,725
Total noninterest expenses	72,419	66,658	215,403	200,105
Income before income taxes	54,129	46,072	157,796	107,652
Provision for income taxes	14,122	11,199	38,506	21,126
Net income	$40,007	$34,873	$119,290	$86,526
Basic earnings per share	$1.21	$1.06	$3.61	$2.59
Diluted earnings per share	$1.21	$1.06	$3.61	$2.59
Weighted average common shares (basic)	33,043,716	32,951,918	33,024,386	33,358,879
Common share equivalents	15,554	24,758	18,238	27,871
Weighted average common shares (diluted)	33,059,270	32,976,676	33,042,624	33,386,750
Cash dividends declared per common share	$0.48	$0.46	$1.44	$1.38
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Net income	$40,007	$34,873	$119,290	$86,526
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	(7,897)	(709)	(11,878)	10,333
Net change in fair value of cash flow hedges	(3,383)	(2,729)	(11,559)	20,452
Net change in other comprehensive income for defined benefit postretirement plans	280	225	1,309	(322)
Total other comprehensive income (loss)	(11,000)	(3,213)	(22,128)	30,463
Total comprehensive income	$29,007	$31,660	$97,162	$116,989
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2021 and 2020
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance June 30, 2021	33,037,859	$329	$(3,116)	$3,116	$948,130	$763,596	$29,567	$1,741,622
Net income	—	—	—	—	—	40,007	—	40,007
Other comprehensive loss	—	—	—	—	—	—	(11,000)	(11,000)
Common dividend declared ($0.48 per share)	—	—	—	—	—	(15,861)	—	(15,861)
Stock based compensation	—	—	—	—	707	—	—	707
Restricted stock awards issued, net of awards surrendered	(763)	—	—	—	(3)	—	—	(3)
Shares issued under direct stock purchase plan	6,716	—	—	—	482	—	—	482
Deferred compensation and other retirement benefit obligations	—	—	(41)	41	—	—	—	—
Balance September 30, 2021	33,043,812	$329	$(3,157)	$3,157	$949,316	$787,742	$18,567	$1,755,954

Balance June 30, 2020	32,942,110	$328	$(4,649)	$4,649	$942,685	$676,834	$51,845	$1,671,692
Net income	—	—	—	—	—	34,873	—	34,873
Other comprehensive income	—	—	—	—	—	—	(3,213)	(3,213)
Common dividend declared ($0.46 per share)	—	—	—	—	—	(15,161)	—	(15,161)
Proceeds from exercise of stock options, net of cash paid	5,000	—	—	—	140	—	—	140
Stock based compensation	—	—	—	—	868	—	—	868
Restricted stock awards issued, net of awards surrendered	(43)	—	—	—	(3)	—	—	(3)
Shares issued under direct stock purchase plan	8,480	—	—	—	528	—	—	528
Deferred compensation and other retirement benefit obligations	—	—	(63)	63	—	—	—	—
Balance September 30, 2020	32,955,547	$328	$(4,712)	$4,712	$944,218	$696,546	$48,632	$1,689,724

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2021 and 2020
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2020	32,965,692	$328	$(3,066)	$3,066	$945,638	$716,024	$40,695	$1,702,685
Net income	—	—	—	—	—	119,290	—	119,290
Other comprehensive loss	—	—	—	—	—	—	(22,128)	(22,128)
Common dividend declared ($1.44 per share)	—	—	—	—	—	(47,572)	—	(47,572)
Proceeds from exercise of stock options, net of cash paid	4,744	—	—	—	(57)	—	—	(57)
Stock based compensation	—	—	—	—	3,467	—	—	3,467
Restricted stock awards issued, net of awards surrendered	53,795	1	—	—	(1,247)	—	—	(1,246)
Shares issued under direct stock purchase plan	19,581	—	—	—	1,515	—	—	1,515
Deferred compensation and other retirement benefit obligations	—	—	(91)	91	—	—	—	—
Balance September 30, 2021	33,043,812	$329	$(3,157)	$3,157	$949,316	$787,742	$18,567	$1,755,954

Balance December 31, 2019	34,377,388	$342	$(4,735)	$4,735	$1,035,450	$654,182	$18,169	$1,708,143
Cumulative effect accounting adjustment (1)	—	—	—	—	—	1,553	—	1,553
Net income	—	—	—	—	—	86,526	—	86,526
Other comprehensive income	—	—	—	—	—	—	30,463	30,463
Common dividend declared ($1.38 per share)	—	—	—	—	—	(45,715)	—	(45,715)
Proceeds from exercise of stock options, net of cash paid	5,873	—	—	—	114	—	—	114
Stock based compensation	—	—	—	—	3,297	—	—	3,297
Restricted stock awards issued, net of awards surrendered	49,249	1	—	—	(1,187)	—	—	(1,186)
Shares issued under direct stock purchase plan	23,037	—	—	—	1,620	—	—	1,620
Shares repurchased under share repurchase program	(1,500,000)	(15)	—	—	(95,076)	—	—	(95,091)
Deferred compensation and other retirement benefit obligations	—	—	23	(23)	—	—	—	—
Balance September 30, 2020	32,955,547	$328	$(4,712)	$4,712	$944,218	$696,546	$48,632	$1,689,724

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

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Nine Months Ended
	September 30
	2021	2020
Cash flow from operating activities
Net income	$119,290	$86,526
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	24,586	21,071
Change in unamortized net loan costs and premiums	(22,566)	(9,406)
Provision for credit losses	(17,500)	52,500
Deferred income tax expense	271	2,802
Net (gain) loss on equity securities	(695)	107
Net loss on bank premises and equipment	32	363
Loss on termination of derivatives	—	684
Realized gain on sale leaseback transaction	(433)	(433)
Stock based compensation	3,467	3,297
Increase in cash surrender value of life insurance policies	(4,508)	(3,902)
Gain on life insurance benefits	(258)	(692)
Operating lease payments	(8,993)	(8,899)
Operating lease termination payments	(4,750)	—
Change in fair value on loans held for sale	1,534	(1,252)
Net change in:
Trading assets	(666)	(433)
Loans held for sale	23,017	(20,154)
Other assets	16,700	(200,520)
Other liabilities	28,267	89,164
Total adjustments	37,505	(75,703)
Net cash provided by operating activities	156,795	10,823
Cash flows used in investing activities
Proceeds from sales of equity securities	1,164	—
Purchases of equity securities	(1,522)	(331)
Proceeds from maturities and principal repayments of securities available for sale	75,442	74,898
Purchases of securities available for sale	(1,106,079)	(58,704)
Proceeds from maturities and principal repayments of securities held to maturity	199,304	176,841
Purchases of securities held to maturity	(340,713)	(95,017)
Net redemption (purchases) of Federal Home Loan Bank stock	1,584	(666)
Investments in low income housing projects	(19,236)	(15,586)
Purchases of life insurance policies	(40,116)	(116)
Proceeds from life insurance policies	576	2,629
Net decrease (increase) in loans	603,773	(525,626)
Purchases of bank premises and equipment	(16,114)	(8,283)
Proceeds from the sale of bank premises and equipment	78	283
Payments on early termination of hedging relationship	—	(684)
Net cash used in investing activities	(641,859)	(450,362)
Cash flows provided by financing activities

Net decrease in time deposits	(165,052)	(336,289)
Net increase in other deposits	1,432,037	2,040,615
Net advances of short-term Federal Home Loan Bank borrowings	—	55,000
Repayments of long-term Federal Home Loan Bank borrowings	(10,000)	(25,000)
Repayments of long-term debt, net of issuance costs	(14,063)	(37,500)
Net payments for exercise of stock options	(57)	114
Restricted stock awards issued, net of awards surrendered	(1,246)	(1,186)
Proceeds from shares issued under direct stock purchase plan	1,515	1,620
Payments for shares repurchased under share repurchase program	—	(95,091)
Common dividends paid	(46,875)	(45,681)
Net cash provided by financing activities	1,196,259	1,556,602
Net increase in cash and cash equivalents	711,195	1,117,063
Cash and cash equivalents at beginning of year	1,296,636	150,974
Cash and cash equivalents at end of period	$2,007,831	$1,268,037
Supplemental schedule of noncash activities
Net increase in capital commitments relating to low income housing project investments	$34,127	$28,027
Right-of-use assets obtained in exchange for new lease obligations	$5,888	$7,693
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
As announced on April 22, 2021, the Company has signed a definitive merger agreement under which the Company will acquire Meridian Bancorp, Inc. (“Meridian”), with the Company as the surviving entity, and East Boston Savings Bank will merge with and into Rockland trust. The Company anticipates the merger to close during the fourth quarter of 2021.
All material intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current year’s presentation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the "2020 Form 10-K").

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

    Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 848 "Reference Rate Reform" Update No. 2020-04. Update No. 2020-04 was issued in March 2020 to provide optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The amendments will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022 and do not apply to contract modifications made after December 31, 2022. FASB ASC Topic 848 "Reference Rate Reform" Update No. 2021-01 was subsequently issued in January 2021 and expanded application of the optional expedients to derivative transactions affected by the discounting transition. The Company has not yet adopted the amendments in these updates, but has established a working group to guide the Company’s transition from LIBOR and has begun efforts to transition off the LIBOR index consistent with industry timelines. The working group has identified its products that utilize LIBOR and has implemented fallback language to facilitate the transition to alternative rates. The Company is also evaluating existing platforms and systems as well as alternative indices in its preparation to offer new products tied to the alternative indices.

NOTE 3 - SECURITIES

Trading Securities
The Company had trading securities of $3.5 million and $2.8 million as of September 30, 2021 and December 31, 2020, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $22.8 million and $22.1 million as of September 30, 2021 and December 31, 2020, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.
The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the consolidated statements of income that relate to equity securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
	Dollars in thousands
Net gains (losses) recognized during the period on equity securities	$(169)	$308	695	(107)
Less: net gains recognized during the period on equity securities sold during the period	50	—	191	6
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(219)	$308	$504	$(113)
Available for Sale Securities
The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	September 30, 2021					December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$217,613	$1,511	$(1,779)	$—	$217,345	$22,476	$1,640	$—	$—	$24,116
U.S. treasury securities	774,492	—	(4,490)	—	770,002	—	—	—	—	—
Agency mortgage-backed securities	294,387	6,120	(3,288)	—	297,219	224,293	9,337	(1)	—	233,629
Agency collateralized mortgage obligations	85,076	1,933	(522)	—	86,487	88,687	3,083	(87)	—	91,683
State, county, and municipal securities	276	12	—	—	288	790	17	—	—	807
Single issuer trust preferred securities issued by banks	489	2	—	—	491	489	—	(1)	—	488
Pooled trust preferred securities issued by banks and insurers	1,341	—	(331)	—	1,010	1,429	—	(373)	—	1,056
Small business administration pooled securities	51,718	2,650	—	—	54,368	57,289	3,792	—	—	61,081
Total available for sale securities	$1,425,392	$12,228	$(10,410)	$—	$1,427,210	$395,453	$17,869	$(462)	$—	$412,860

The Company did not record a provision for estimated credit losses on any available for sale securities during the three and nine months ended September 30, 2021 and 2020. Excluded from the table above is accrued interest on available for sale securities of $3.3 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities during the three and nine months ended September 30, 2021 and 2020.

Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status as of September 30, 2021 and December 31, 2020.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three or nine months ended September 30, 2021 and 2020, and therefore no gains or losses were realized during the periods presented.
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

	September 30, 2021
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	5	$138,262	$(1,779)	$—	$—	$138,262	$(1,779)
U.S. treasury securities	16	770,002	(4,490)	—	—	770,002	(4,490)
Agency mortgage-backed securities	9	131,548	(3,287)	304	(1)	131,852	(3,288)
Agency collateralized mortgage obligations	1	22,994	(522)	—	—	22,994	(522)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,010	(331)	1,010	(331)
Total impaired available for sale securities	32	$1,062,806	$(10,078)	$1,314	$(332)	$1,064,120	$(10,410)

	December 31, 2020
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	3	$437	$(1)	$—	$—	$437	$(1)
Agency collateralized mortgage obligations	2	23,323	(87)	—	—	23,323	(87)
Single issuer trust preferred securities issued by banks and insurers	1	488	(1)	—	—	488	(1)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,056	(373)	1,056	(373)
Total impaired available for sale securities	7	$24,248	$(89)	$1,056	$(373)	$25,304	$(462)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments during the three and nine months ended September 30, 2021 and 2020. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at September 30, 2021:
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

Held to Maturity Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	September 30, 2021					December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$33,422	$—	$(127)	$—	$33,295	$—	$—	$—	$—	$—
U.S. treasury securities	3,007	17	—	—	3,024	4,017	60	—	—	4,077
Agency mortgage-backed securities	352,483	10,911	(2,781)	—	360,613	356,085	18,036	—	—	374,121
Agency collateralized mortgage obligations	451,151	5,089	(4,202)	—	452,038	335,993	8,466	(340)	—	344,119
Single issuer trust preferred securities issued by banks	1,500	8	—	—	1,508	1,500	—	(2)	—	1,498
Small business administration pooled securities	23,686	1,142	—	—	24,828	26,917	1,445	—	—	28,362
Total held to maturity securities	$865,249	$17,167	$(7,110)	$—	$875,306	$724,512	$28,007	$(342)	$—	$752,177
The Company did not record a provision for estimated credit losses on any held to maturity securities during the three and nine months ended September 30, 2021 and 2020. Excluded from the table above is accrued interest on held to maturity securities of $2.2 million and $1.5 million as of September 30, 2021 and December 31, 2020, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities during the three and nine months ended September 30, 2021 and 2020. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status as of September 30, 2021 and December 31, 2020.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three and nine months ended September 30, 2021 and 2020, and therefore no gains or losses were realized during the periods presented.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of September 30, 2021, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of September 30, 2021 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$10,000	$10,066	$31,422	$31,275	$176,191	$176,004	$—	$—	$217,613	$217,345
U.S. treasury securities	—	—	541,282	538,755	233,210	231,247	—	—	774,492	770,002
Agency mortgage-backed securities	2,273	2,292	81,194	83,434	88,655	87,152	122,265	124,341	294,387	297,219
Agency collateralized mortgage obligations	—	—	—	—	—	—	85,076	86,487	85,076	86,487
State, county, and municipal securities	85	85	—	—	191	203	—	—	276	288
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	489	491	489	491
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,341	1,010	1,341	1,010
Small business administration pooled securities	—	—	—	—	—	—	51,718	54,368	51,718	54,368
Total available for sale securities	$12,358	$12,443	$653,898	$653,464	$498,247	$494,606	$260,889	$266,697	$1,425,392	$1,427,210
Held to maturity securities
U.S. government agency securities	$—	$—	$33,422	$33,295	$—	$—	$—	$—	$33,422	$33,295
U.S. treasury securities	3,007	3,024	—	—	—	—	—	—	3,007	3,024
Agency mortgage-backed securities	—	—	3,482	3,677	125,204	125,407	223,797	231,529	352,483	360,613
Agency collateralized mortgage obligations	—	—	—	—	—	—	451,151	452,038	451,151	452,038
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,508	—	—	1,500	1,508
Small business administration pooled securities	—	—	—	—	—	—	23,686	24,828	23,686	24,828
Total held to maturity securities	$3,007	$3,024	$36,904	$36,972	$126,704	$126,915	$698,634	$708,395	$865,249	$875,306
Total	$15,365	$15,467	$690,802	$690,436	$624,951	$621,521	$959,523	$975,092	$2,290,641	$2,302,516
Included in the table above are $3.2 million of callable securities at September 30, 2021.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $678.4 million and $419.6 million at September 30, 2021 and December 31, 2020, respectively.
At September 30, 2021 and December 31, 2020, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

NOTE 4 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended September 30, 2021
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$17,032	$44,325	$4,865	$3,612	$12,014	$20,087	$422	$102,357
Charge-offs	(1)	—	—	(83)	—	—	(248)	(332)
Recoveries	1	—	—	50	—	49	121	221
Provision for credit loss expense	(1,018)	(6,527)	(397)	88	(967)	(1,268)	89	(10,000)
Ending balance (1)	$16,014	$37,798	$4,468	$3,667	$11,047	$18,868	$384	$92,246

	Three Months Ended September 30, 2020
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$25,662	$36,956	$4,501	$4,561	$15,046	$24,860	$590	$112,176
Charge-offs	(185)	(3,885)	—	(49)	—	—	(185)	(4,304)
Recoveries	1	9	—	2	1	21	219	253
Provision for credit loss expense	2,741	6,306	709	79	(884)	(1,309)	(142)	7,500
Ending balance (1)	$28,219	$39,386	$5,210	$4,593	$14,163	$23,572	$482	$115,625

	Nine Months Ended September 30, 2021
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$21,086	$45,009	$5,397	$5,095	$14,275	$22,060	$470	$113,392
Charge-offs	(3,474)	—	—	(184)	—	(69)	(772)	(4,499)
Recoveries	100	57	—	65	1	107	523	853
Provision for credit loss expense	(1,698)	(7,268)	(929)	(1,309)	(3,229)	(3,230)	163	(17,500)
Ending balance (1)	$16,014	$37,798	$4,468	$3,667	$11,047	$18,868	$384	$92,246

	Nine Months Ended September 30, 2020
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance, pre adoption of ASU 2016-13	$17,594	$32,935	$6,053	$1,746	$3,440	$5,576	$396	$67,740
Cumulative effect accounting adjustment (2)	(1,984)	(13,048)	(3,652)	495	9,828	7,012	212	(1,137)
Cumulative effect accounting adjustment (3)	49	337	—	—	423	319	29	1,157
Charge-offs	(185)	(3,885)	—	(194)	—	(142)	(1,342)	(5,748)
Recoveries	47	9	—	8	2	174	873	1,113
Provision for credit loss expense	12,698	23,038	2,809	2,538	470	10,633	314	52,500
Ending balance (1)	$28,219	$39,386	$5,210	$4,593	$14,163	$23,572	$482	$115,625

(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $29.1 million and $36.7 million as of September 30, 2021 and September 30, 2020, respectively.
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
The balance of allowance for credit losses of $92.2 million as of September 30, 2021 represents a decrease of $10.1 million, or 9.9%, compared to June 30, 2021. The decrease in the allowance was primarily driven by a release of the provision for credit losses of $10.0 million recorded during the quarter, reflecting improvements in expected overall macro-economic forecast assumptions and continued strong asset quality metrics, along with lower loan levels. While management is unable to know with certainty the direct, indirect, and future impacts of the COVID-19 pandemic, it is expected that the pandemic could have a significant adverse impact on future losses across a broad range of loan segments.  As such, the allowance for credit losses at September 30, 2021 continues to reflect increased reserve allocations to loan segments that are considered to have elevated loss exposure associated with the COVID-19 pandemic, in addition to other economic uncertainties, including labor and supply shortages, as well as inflationary factors.  These loan segments primarily include commercial relationships within industries that have been subject to mandated closures and capacity limits that have impeded and could potentially impede the borrowers’ ability to make loan payments, including loans in the following industry sections: Accommodations, Food Services, Retail Trade, Other Services (excluding Public Administration), and Arts, Entertainment and Recreation.  In addition to these industry exposures, additional risk of loss was attributable to non-owner occupied real estate borrowers with significant retail tenant exposure, as well as home equity loans within a junior lien position.  Leveraging actual historical loss given default (LGD) rates combined with stressing of assumptions over probability of default rates over these higher risk segments, qualitative adjustments were made to the initially model-driven calculated loss reserves.

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
The Company utilizes a comprehensive, continuous strategy for evaluating and monitoring commercial credit quality. Initially, credit quality is determined at loan origination and is re-evaluated when subsequent actions, such as renewals, modifications or reviews, occur. Actively managed commercial borrowers are required to provide updated financial information at least annually which is carefully evaluated for any changes in credit quality. Larger loan relationships are subject to a full annual credit review by experienced credit professionals, while continuous portfolio monitoring techniques are employed to evaluate changes in credit quality for smaller loan relationships. Any changes in credit quality are reflected in risk-rating changes. Additionally, the Company retains an independent loan review firm to evaluate the credit quality of the commercial loan portfolio. The independent loan review process achieves significant penetration into the commercial loan portfolio and reports the results of these reviews to the Audit Committee of the Board of Directors on a quarterly basis. Commercial loan modifications granted by the Company allowing payment deferrals for qualifying borrowers in accordance with the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") were assessed for potential downgrades of risk ratings.
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
The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	September 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$590,532	$185,706	$97,095	$74,381	$15,175	$16,731	$605,718	$66	$1,585,404
Potential weakness	1,338	9,035	3,286	1,672	980	1,632	10,262	—	28,205
Definite weakness - loss unlikely	16,597	332	793	1,034	2,678	214	5,452	—	27,100
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$608,467	$195,073	$101,174	$77,087	$18,833	$18,577	$621,432	$66	$1,640,709

Commercial real estate
Pass	$699,565	$1,019,453	$606,645	$347,874	$442,306	$794,263	$17,068	$—	$3,927,174
Potential weakness	22,106	29,091	51,976	14,628	21,350	82,655	13,615	—	235,421
Definite weakness - loss unlikely	9,331	16,336	3,399	13,657	9,762	6,179	—	—	58,664
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$731,002	$1,064,880	$662,020	$376,159	$473,418	$883,097	$30,683	$—	$4,221,259

Commercial construction
Pass	$127,945	$216,573	$82,559	$22,851	$22,873	$6,505	$16,424	$2,134	$497,864
Potential weakness	—	12,991	—	—	—	—	—	—	12,991
Definite weakness - loss unlikely	—	4,560	—	—	—	—	—	—	4,560
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$127,945	$234,124	$82,559	$22,851	$22,873	$6,505	$16,424	$2,134	$515,415

Small business
Pass	$40,736	$38,804	$22,075	$14,241	$10,675	$21,809	$32,679	$—	$181,019
Potential weakness	14	—	383	200	5	174	627	—	1,403
Definite weakness - loss unlikely	138	637	41	26	10	284	580	—	1,716
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$40,888	$39,441	$22,499	$14,467	$10,690	$22,267	$33,886	$—	$184,138

Residential real estate
Pass	$277,949	$184,974	$92,723	$97,915	$102,581	$463,397	$—	$—	$1,219,539
Default	—	123	—	1,024	—	2,163	—	—	3,310
Total residential real estate	$277,949	$185,097	$92,723	$98,939	$102,581	$465,560	$—	$—	$1,222,849

Home equity
Pass	$58,897	$68,629	$42,083	$37,644	$41,792	$117,488	$628,575	$3,575	$998,683
Default	—	—	—	—	—	33	1,717	35	1,785
Total home equity	$58,897	$68,629	$42,083	$37,644	$41,792	$117,521	$630,292	$3,610	$1,000,468

Other consumer
Pass	$307	$347	$244	$78	$500	$5,338	$16,359	$—	$23,173
Default	—	—	—	—	—	—	2	—	2
Total other consumer	$307	$347	$244	$78	$500	$5,338	$16,361	$—	$23,175

Total	$1,845,455	$1,787,591	$1,003,302	$627,225	$670,687	$1,518,865	$1,349,078	$5,810	$8,808,013

	September 30, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$1,012,974	$153,137	$107,318	$34,826	$23,065	$22,334	$601,937	$2,577	$1,958,168
Potential weakness	2,560	2,302	7,833	4,573	1,219	318	15,248	50	34,103
Definite weakness - loss unlikely	2,732	1,553	22,748	5,500	2,483	1,419	33,496	—	69,931
Partial loss probable	—	—	—	—	—	143	—	—	143
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$1,018,266	$156,992	$137,899	$44,899	$26,767	$24,214	$650,681	$2,627	$2,062,345

Commercial real estate
Pass	$753,415	$859,548	$512,371	$587,345	$399,442	$751,629	$39,998	$16,341	$3,920,089
Potential weakness	20,639	15,957	20,313	7,941	27,253	47,875	—	—	139,978
Definite weakness - loss unlikely	4,261	2,265	10,092	21,081	2,170	6,605	—	—	46,474
Partial loss probable	—	—	18,923	—	—	—	—	—	18,923
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$778,315	$877,770	$561,699	$616,367	$428,865	$806,109	$39,998	$16,341	$4,125,464

Commercial construction
Pass	$182,291	$196,420	$73,298	$66,406	$—	$6,750	$31,372	$1,077	$557,614
Potential weakness	—	9,352	5,037	—	—	—	328	—	14,717
Definite weakness - loss unlikely	—	—	1,003	—	—	—	—	—	1,003
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$182,291	$205,772	$79,338	$66,406	$—	$6,750	$31,700	$1,077	$573,334

Small business
Pass	$27,457	$28,766	$20,806	$14,627	$14,528	$22,644	$34,569	$—	$163,397
Potential weakness	—	10	16	10	755	232	736	—	1,759
Definite weakness - loss unlikely	184	408	78	170	98	723	786	—	2,447
Partial loss probable	—	—	—	—	—	—	29	—	29
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$27,641	$29,184	$20,900	$14,807	$15,381	$23,599	$36,120	$—	$167,632

Residential real estate
Pass	$131,691	$167,901	$187,194	$168,048	$241,638	$449,219	$—	$—	$1,345,691
Default	728	—	760	235	167	4,724	—	—	6,614
Total residential real estate	$132,419	$167,901	$187,954	$168,283	$241,805	$453,943	$—	$—	$1,352,305

Home equity
Pass	$60,274	$66,238	$59,534	$59,387	$44,817	$122,397	$681,784	$4,057	$1,098,488
Default	—	—	—	—	—	455	2,044	67	2,566
Total home equity	$60,274	$66,238	$59,534	$59,387	$44,817	$122,852	$683,828	$4,124	$1,101,054

Other consumer
Pass	$679	$450	$209	$739	$696	$7,737	$12,493	$—	$23,003
Default	—	—	—	20	—	34	2	—	56
Total other consumer	$679	$450	$209	$759	$696	$7,771	$12,495	$—	$23,059

Total	$2,199,885	$1,504,307	$1,047,533	$970,908	$758,331	$1,445,238	$1,454,822	$24,169	$9,405,193
(1)Loan origination dates in the tables above reflect the original origination date, or the date of a material modification of a previously originated loan.
(2)Loans originated as part of the Paycheck Protection Program ("PPP") established by the CARES Act are included within commercial and industrial under the 2021 and 2020 vintage year and "pass" category as these loans are 100% guaranteed by the U.S. Government. Outstanding PPP loans totaled $383.6 million as of September 30, 2021, including $16.3 million and $367.3 million originated in 2020 and 2021, respectively, while outstanding PPP loans as of September 30, 2020 totaled $811.7 million.
    For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. However, the Company does supplement performance data with current Fair Isaac Corporation (“FICO”) scores and Loan to Value (“LTV”) estimates. Current FICO data is purchased and appended to all consumer loans on a regular basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential real estate and home equity portfolios, periodically. The following table shows the weighted average FICO scores and the weighted average combined LTV ratios at the dates indicated below:

	September 30 2021	December 31 2020
Residential real estate portfolio
FICO score (re-scored)(1)	750	749
LTV (re-valued)(2)	55.4%	57.4%
Home equity portfolio
FICO score (re-scored)(1)	773	771
LTV (re-valued)(2)(3)	43.3%	46.0%
(1)The average FICO scores at September 30, 2021 are based upon rescores from September 2021, as available for previously originated loans, or origination score data for loans booked in September 2021.  The average FICO scores at December 31, 2020 were based upon rescores available from December 2020, as available for previously originated loans, or origination score data for loans booked in December 2020.
(2)The combined LTV ratios for September 30, 2021 are based upon updated automated valuations as of August 2021, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2020 were based upon updated automated valuations as of November 2020, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At September 30, 2021 and December 31, 2020, the Company's estimated reserve for unfunded commitments amounted to $1.3 million and $1.2 million, respectively.
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
In response to the COVID-19 pandemic, the Company has granted loan modifications to allow deferral of payments for borrowers negatively impacted by the pandemic. The balance of loans with active deferrals as of September 30, 2021 and December 31, 2020 was $222.9 million and $173.6 million, respectively. The majority of these loans with active deferrals as of September 30, 2021 continue to be characterized as current loans. In accordance with regulatory guidance, these modifications are not considered to be troubled debt restructures ("TDRs") if they were performing as of December 31, 2019. Additionally, a majority of these modified loans are characterized as current and therefore are not impacting nonaccrual or delinquency totals as of September 30, 2021 and December 31, 2020. The Company does, however, consider all active deferrals when estimating loss reserves. As loans reach their deferral maturity date, consideration of TDR and delinquency status will resume in accordance with the Company's accounting policy.

The following table shows information regarding nonaccrual loans as of the dates indicated:

	Nonaccrual Balances
	September 30, 2021			December 31, 2020
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total
	(Dollars in thousands)
Commercial and industrial	$3,468	$15,807	$19,275	$3,804	$30,925	$34,729
Commercial real estate	8,541	3,247	11,788	10,195	—	10,195
Small business	46	—	46	815	10	825
Residential real estate	6,486	4,386	10,872	10,935	4,593	15,528
Home equity	3,746	—	3,746	5,427	—	5,427
Other consumer	83	—	83	156	—	156
Total nonaccrual loans (1)	$22,370	$23,440	$45,810	$31,332	$35,528	$66,860
(1)Included in these amounts were $21.1 million and $22.2 million of nonaccruing TDRs at September 30, 2021 and December 31, 2020, respectively.
    It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans during the nine months ended September 30, 2021 and September 30, 2020.
In accordance with government moratorium orders established in response to the COVID-19 pandemic, new foreclosures pursued by the Company were on hold through August 31, 2021, at which point such orders were lifted. The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,215	$1,750
The following tables show the age analysis of past due financing receivables as of the dates indicated:

	September 30, 2021
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	2	$343	1	$87	—	$—	3	$430	$1,640,279	$1,640,709	$—
Commercial real estate	6	5,142	1	487	5	3,674	12	9,303	4,211,956	4,221,259	—
Commercial construction	—	—	—	—	—	—	—	—	515,415	515,415	—
Small business	8	243	2	35	5	27	15	305	183,833	184,138	—
Residential real estate	13	2,037	2	848	22	2,822	37	5,707	1,217,142	1,222,849	—
Home equity	9	479	5	218	24	1,784	38	2,481	997,987	1,000,468	—
Other consumer (1)	230	109	12	32	3	2	245	143	23,032	23,175	—
Total	268	$8,353	23	$1,707	59	$8,309	350	$18,369	$8,789,644	$8,808,013	$—

	December 31, 2020
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	2	$318	1	$672	8	$785	11	$1,775	$2,101,377	$2,103,152	$—
Commercial real estate	3	409	—	—	4	515	7	924	4,173,003	4,173,927	—
Commercial construction	—	—	2	2,794	—	—	2	2,794	551,135	553,929	—
Small business	14	421	6	273	4	59	24	753	174,270	175,023	—
Residential real estate	12	2,150	8	5,507	27	3,648	47	11,305	1,284,878	1,296,183	—
Home equity	10	733	5	203	33	2,633	48	3,569	1,065,221	1,068,790	—
Other consumer (1)	260	137	3	1	6	138	269	276	21,586	21,862	1
Total	301	$4,168	25	$9,450	82	$7,778	408	$21,396	$9,371,470	$9,392,866	$1
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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
TDRs on accrual status	$15,950	$16,983
TDRs on nonaccrual	21,104	22,209
Total TDRs	$37,054	$39,192
Additional commitments to lend to a borrower who has been a party to a TDR	$352	$263
The Company’s policy is to have any restructured loan which is on nonaccrual status prior to being modified remain on nonaccrual status for six months subsequent to being modified before management considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. Additionally, loans classified as TDRs are adjusted to reflect the changes in value of the recorded investment in the loan, if any, resulting from the granting of a concession. For all residential real estate loan modifications, the borrower must perform during a 90 day trial period before the modification is finalized.

The following table shows the TDRs which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	—	$—	$—	1	$14,148	$14,148
Commercial real estate	—	—	—	5	3,964	3,964
Small business	—	—	—	2	189	189
Total (1)	—	$—	$—	8	$18,301	$18,301

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	2	$83	$83	5	$391	$391
Commercial real estate	3	744	744	8	2,518	2,518
Small business	—	—	—	2	112	88
Residential real estate	—	—	—	2	559	642
Total (1)	5	$827	$827	17	$3,580	$3,639
(1)The pre-modification and post-modification balances represent the legal principal balance of the loan. Activity presented in the tables above includes no modifications on existing TDRs during the three months ended September 30, 2021, $14.3 million of modifications on existing TDRs during the nine months ended September 30, 2021, and $83,000 and $1.5 million of modifications on existing TDRs during the three and nine months ended September 30, 2020, respectively.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
	(Dollars in thousands)
Adjusted interest rate	—	218	$—	$822
Combination rate and maturity	—	—	14,148	—
Court ordered concession	—	—	—	25
Extended maturity	—	609	4,153	2,792
Total	—	827	$18,301	$3,639

The Company considers a loan to have defaulted when it reaches 90 days past due. There was one commercial real estate loan modified during the preceding twelve months with a recorded investment of $3.2 million, which subsequently defaulted during the nine month period ended September 30, 2021. There were no defaults on such loans modified during the prior twelve months for the three and nine month periods ended September 30, 2020, respectively. The Company determines the amount of allowance on TDRs in accordance with CECL methodology using a discounted cash flow approach, or a fair value of collateral approach if the loan is determined to be individually evaluated.

NOTE 5 - STOCK BASED COMPENSATION
During the nine months ended September 30, 2021, the Company had the following activity related to stock based compensation:
Time Vested Restricted Stock Awards
The Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/18/2021	49,550	2005 Employee Stock Plan	$81.84	Ratably over 5 years from grant date
5/25/2021	7,680	2018 Non-Employee Director Stock Plan	$78.18	Shares vested immediately
9/1/2021	640	2018 Non-Employee Director Stock Plan	$76.78	Shares vested immediately

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

The following tables reflect the Company's derivative positions as of the dates indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes:

September 30, 2021
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	0.43	0.12%	1.53%	$(593)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	550,000	2.83	0.08%	2.16%	18,016

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	1.91	0.08%	2.73% - 2.20%	13,971

Total	$1,025,000				$31,394

December 31, 2020
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000	1.18	0.22%	1.53%	$(1,341)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	450,000	2.66	0.15%	2.37%	27,021

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	2.66	0.15%	2.73% - 2.20%	21,764

Total	$925,000				$47,444

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 7.5 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $19.0 million (pre-tax) to be reclassified as an increase to interest income and $509,000 (pre-tax) to be reclassified as an increase to interest expense, from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of September 30, 2021.
The Company had no fair value hedges as of September 30, 2021 or December 31, 2020.

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

The following table reflects the Company’s customer related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2021
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	293	$30,047	$148,874	$129,939	$288,580	$980,166	$1,577,606	$67,126
Pay fixed, receive variable	293	30,047	148,874	129,939	288,580	980,166	1,577,606	(67,122)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	45	148,253	6,087	—	—	—	154,340	(5,529)
Buys U.S. currency, sells foreign currency	45	148,253	6,087	—	—	—	154,340	5,530
Risk participation agreements
Participation out	11	—	2,645	—	31,719	67,767	102,131	236
Participation in	7	18,450	23,375	16,768	—	8,372	66,965	(64)

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2020
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	322	$102,999	$76,487	$149,265	$147,422	$1,222,557	$1,698,730	$127,226
Pay fixed, receive variable	313	102,999	76,487	149,265	147,422	1,222,557	1,698,730	(127,216)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	33	87,557	5,300	—	—	—	92,857	(4,214)
Buys U.S. currency, sells foreign currency	33	87,557	5,300	—	—	—	92,857	4,224
Risk participation agreements
Participation out	12	6,721	—	2,675	7,307	93,378	110,081	512
Participation in	8	—	30,649	29,072	—	15,844	75,565	(118)

(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The fair value of loans held for sale decreased by $75,000 and increased by $413,000 for the three month periods ended September 30, 2021 and 2020, respectively. The fair value of loans held for sale decreased by $1.5 million and increased by $1.3 million for the nine month periods ended September 30, 2021 and 2020, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
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
The aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income was $4.9 million and $10.0 million for the three month periods ended September 30, 2021 and 2020, respectively, and $17.2 million and $20.7 million for the nine months ended September 30, 2021 and 2020, respectively.
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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	September 30 2021		December 31 2020		September 30 2021		December 31 2020
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$32,380	(3)	$48,786	(3)	$986	(4)	$1,342	(4)
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	76,552	(3)	127,228	(3)	76,548	(4)	127,218	(4)
Foreign exchange contracts	5,531		4,359		5,530		4,349
Risk participation agreements	236		513		64		119
Mortgage Derivatives
Interest rate lock commitments	1,202		6,513		—		—
Forward sale loan commitments	—		—		22		1
Forward sale hedge commitments	457		—		—		1,035
Total derivatives not designated as hedges	83,978		138,613		82,164		132,722
Total	116,358		187,399		83,150		134,064

Netting Adjustments (5)	(4,808)		23		6,454		16,105
Net Derivatives on the Balance Sheet	111,550		187,422		76,696		117,959

Financial instruments (6)	36,914		48,786		36,914		48,786
Cash collateral pledged (received)	—		—		33,249		62,460
Net Derivative Amounts	$74,636		$138,636		$6,533		$6,713
(1)All asset derivatives are located in other assets on the balance sheet.
(2)All liability derivatives are located in other liabilities on the balance sheet.
(3)Approximately $1.2 million and $1.6 million of accrued interest receivable is included in the fair value of the interest rate and loan level asset derivatives, respectively, as of September 30, 2021. Accrued interest receivable of approximately $1.2 million and $2.0 million is included in the fair value of the interest rate and loan level asset derivatives, respectively, as of December 31, 2020.
(4)Approximately $60,000 and $1.6 million of accrued interest payable is included in the fair value of the interest rate and loan level liability derivatives, respectively, as of September 30, 2021. Accrued interest payable of approximately $81,000 and $2.0 million is included in the fair value of the interest rate and loan level derivative liabilities, respectively, as of December 31, 2020.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance. As displayed in the table above, derivatives that cleared through the CME were either in a net asset position or a net liability position as of September 30, 2021.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
	(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivatives (effective portion), net of tax	$(3,383)	$(2,729)	$(11,559)	$20,452
Gain reclassified from OCI into interest income or interest expense (effective portion)	$4,791	$4,339	$13,869	$9,901
Loss reclassified from OCI into noninterest expense (loss on termination)	$—	$(684)	$—	$(684)
Interest expense	$—	$—	$—	$—
Other expense	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$54	$21	$137	$46
Other expense	(80)	(28)	(374)	(52)
Changes in fair value of mortgage derivatives
Mortgage banking income	(213)	2,027	(3,840)	4,653
Total	$(239)	$2,020	$(4,077)	$4,647

    The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $35.9 million and $79.8 million at September 30, 2021 and December 31, 2020, respectively. Although none of the contingency provisions have applied as of September 30, 2021 and December 31, 2020, the Company has posted collateral to offset the net liability exposure with institutional counterparties.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. The Company's exposure relating to institutional counterparties was $37.1 million and $48.8 million at September 30, 2021 and December 31, 2020, respectively. The Company’s exposure relating to customer counterparties was approximately $71.8 million and $127.2 million at September 30, 2021 and December 31, 2020, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
Valuation Techniques
There have been no changes in the valuation techniques used during the nine months ended September 30, 2021.
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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilizes. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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
	September 30, 2021
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$3,504	$3,504	$—	$—
Equity securities	22,794	22,794	—	—
Securities available for sale
U.S. government agency securities	217,345	—	217,345	—
U.S. treasury securities	770,002	—	770,002	—
Agency mortgage-backed securities	297,219	—	297,219	—
Agency collateralized mortgage obligations	86,487	—	86,487	—
State, county, and municipal securities	288	—	288	—
Single issuer trust preferred securities issued by banks and insurers	491	—	491	—
Pooled trust preferred securities issued by banks and insurers	1,010	—	1,010	—
Small business administration pooled securities	54,368	—	54,368	—
Loans held for sale	33,553	—	33,553	—
Derivative instruments	116,358	—	116,358	—
Liabilities
Derivative instruments	83,150	—	83,150	—
Total recurring fair value measurements	$1,520,269	$26,298	$1,493,971	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$34,799	$—	$—	$34,799
Total nonrecurring fair value measurements	$34,799	$—	$—	$34,799

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
	September 30, 2021
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. government agency securities	$33,422	$33,295	$—	$33,295	$—
U.S. treasury securities	$3,007	$3,024	$—	$3,024	$—
Agency mortgage-backed securities	352,483	360,613	—	360,613	—
Agency collateralized mortgage obligations	451,151	452,038	—	452,038	—
Single issuer trust preferred securities issued by banks	1,500	1,508	—	1,508	—
Small business administration pooled securities	23,686	24,828	—	24,828	—
Loans, net of allowance for credit losses (b)	8,680,968	8,663,615	—	—	8,663,615
Federal Home Loan Bank stock (c)	8,666	8,666	—	8,666	—
Cash surrender value of life insurance policies (d)	244,573	244,573	—	244,573	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$11,474,578	$11,474,578	$—	$11,474,578	$—
Time certificates of deposits (f)	785,562	786,514	—	786,514	—
Federal Home Loan Bank borrowings (f)	25,675	25,679	—	25,679	—
Long-term borrowings (f)	18,750	18,571	—	18,571	—
Junior subordinated debentures (g)	62,853	68,098	—	68,098	—
Subordinated debentures (f)	49,767	46,403	—	—	46,403

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30 2021	September 30 2020	September 30 2021	September 30 2020
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$4,298	$3,428	$11,704	$11,227
Interchange fees	2,223	2,025	6,267	10,665
ATM fees	817	708	2,177	1,872
Investment management - wealth management and advisory services	8,147	6,997	23,576	20,113
Investment management - retail investments and insurance revenue	1,027	574	2,774	1,583
Merchant processing income	365	330	1,024	1,000
Credit card income	334	216	883	550
Other noninterest income	1,362	905	3,732	2,651
Total noninterest income in-scope of ASC 606	18,573	15,183	52,137	49,661
Total noninterest income out-of-scope of ASC 606	7,884	14,164	24,533	34,311
Total noninterest income	$26,457	$29,347	$76,670	$83,972

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

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Receivables, included in other assets	$5,292	$4,636

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

NOTE 9 - OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(10,337)	$2,440	$(7,897)	$(15,589)	$3,711	$(11,878)
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	(10,337)	2,440	(7,897)	(15,589)	3,711	(11,878)

Change in fair value of cash flow hedges	84	(23)	61	(2,214)	624	(1,590)
Less: net cash flow hedge gains reclassified into interest income or interest expense	4,791	(1,347)	3,444	13,869	(3,900)	9,969
Net change in fair value of cash flow hedges	(4,707)	1,324	(3,383)	(16,083)	4,524	(11,559)

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	—	—	—	653	(184)	469
Amortization of net actuarial losses	346	(97)	249	1,037	(291)	746
Amortization of net prior service costs	44	(13)	31	131	(37)	94
Net change in other comprehensive income for defined benefit postretirement plans (1)	390	(110)	280	1,821	(512)	1,309
Total other comprehensive loss	$(14,654)	$3,654	$(11,000)	$(29,851)	$7,723	$(22,128)

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(857)	$148	$(709)	$13,598	$(3,265)	$10,333
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	(857)	148	(709)	13,598	(3,265)	10,333

Change in fair value of cash flow hedges	(143)	41	(102)	37,674	(10,597)	27,077
Less: net cash flow hedge gains reclassified into interest income or interest expense	4,339	(1,220)	3,119	9,901	(2,784)	7,117
Less: loss on termination of hedge reclassified into noninterest expense	(684)	192	(492)	(684)	192	(492)
Net change in fair value of cash flow hedges	(3,798)	1,069	(2,729)	28,457	(8,005)	20,452

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(2)	1	(1)	(1,392)	392	(1,000)
Amortization of net actuarial losses	245	(69)	176	736	(207)	529
Amortization of net prior service costs	69	(19)	50	207	(58)	149
Net change in other comprehensive income for defined benefit postretirement plans (1)	312	(87)	225	(449)	127	(322)
Total other comprehensive income (loss)	$(4,343)	$1,130	$(3,213)	$41,606	$(11,143)	$30,463

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
Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2021
Beginning balance: January 1, 2021	$13,255	$33,276	$(5,836)	$40,695
Net change in other comprehensive income (loss)	(11,878)	(11,559)	1,309	(22,128)
Ending balance: September 30, 2021	$1,377	$21,717	$(4,527)	$18,567
	2020
Beginning balance: January 1, 2020	$4,398	$16,479	$(2,708)	$18,169
Net change in other comprehensive income (loss)	10,333	20,452	(322)	30,463
Ending balance: September 30, 2020	$14,731	$36,931	$(3,030)	$48,632

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
    The following table summarizes the above financial instruments at the dates indicated:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Commitments to extend credit	$3,591,456	$3,301,692
Standby letters of credit	20,081	20,686
Deferred standby letter of credit fees	146	164
Loan exposures with recourse	208,833	303,265
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
Other Contingencies
At September 30, 2021, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
Historically, the Bank was required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston, however the reserve requirement was reduced to zero by the Federal Reserve during the first quarter of 2020 in response to the COVID-19 pandemic, and as such, there was no reserve requirement at September 30, 2021 or at December 31, 2020.

NOTE 11 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.
The following table presents certain information related to the Company's investments in low income housing projects as of the dates indicated:

	September 30 2021		December 31 2020
	(Dollars in thousands)
Original investment value	$162,879		$128,752
Current recorded investment	121,992		97,435
Unfunded liability obligation	74,157		49,586
Tax credits and benefits	14,251	(1)	9,404
Discrete tax adjustment	1,572	(2)	n/a
Adjusted tax credits and benefits	15,823		9,404
Amortization of investments	12,437	(1)	7,552
Net income tax benefit	3,386	(1)	1,852
(1)Amounts shown represent the estimated full year impact for the year ended December 31, 2021.
(2)Discrete adjustment recognized for difference in actual benefits as reported on Schedule K-1 versus estimated benefits for the year ended December 31, 2020.

NOTE 12 - SUBSEQUENT EVENTS

On October 29, 2021, the Company sold one large commercial and industrial loan relationship, the aggregate balance of which totaled $15.8 million as of September 30, 2021 and was included within non-performing assets. The Company expects to recognize a gain of approximately $2.5 million based on proceeds from the sale.

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

Cautionary Statement Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q (this "Report"), in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “could,” “will,” “may,” “expect,” “believe,” “forecast,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” “intend,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the 2020 Form 10-K and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2021 and June 30, 2021 include, but are not limited to:

•further weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area, including future weakening caused by the COVID-19 pandemic and variables such as global supply chain disruptions, labor shortages and inflation;

•the length and extent of economic contraction as a result of the COVID-19 pandemic and variables such as global supply chain disruptions, labor shortages and stoppages and inflation (which could adversely impact us or our customers or suppliers);
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
•failure to consummate or a delay in consummating the acquisition of Meridian Bancorp, Inc. ("Meridian"), which is subject to standard closing conditions, including the receipt of regulatory approvals;
•acquisitions, including the acquisition of Meridian, may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;
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

Further, the foregoing factors may be exacerbated by the ultimate impact of the COVID-19 pandemic, which is unknown at this time, particularly given the threats posed by the rise and spread of variants of the virus that causes COVID-19. Statements about the COVID-19 pandemic and its potential impact on our business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that actual results may differ, possibly materially, from what is reflected in such statements due to factors and future developments that are uncertain, unpredictable and, in many cases, beyond our control, including the scope, duration and extent of the pandemic and any resurgences, vaccination rates, actions taken by governmental authorities in response to the pandemic and the direct and indirect impact on the Company’s employees, customers, business and third-parties with which the Company conducts business.

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

		Three Months Ended
	September 30 2021	June 30 2021	March 31 2021	December 31 2020	September 30 2020
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$2,318,757	$1,682,751	$1,431,430	$1,162,317	$1,106,782
Loans	8,808,013	8,938,988	9,246,691	9,392,866	9,405,193
Allowance for credit losses	(92,246)	(102,357)	(107,549)	(113,392)	(115,625)
Goodwill and other intangible assets	525,261	526,576	527,894	529,313	530,749
Total assets	14,533,311	14,194,207	13,773,914	13,204,301	13,173,665
Total deposits	12,260,140	11,986,971	11,593,524	10,993,170	10,851,308
Total borrowings	157,045	171,713	176,387	181,060	295,734
Stockholders’ equity	1,755,954	1,741,622	1,715,371	1,702,685	1,689,724
Nonperforming loans	45,810	47,818	59,201	66,861	98,025
Nonperforming assets	45,810	47,818	59,201	66,861	98,025
Income statement
Interest income	$93,016	$96,702	$99,637	$96,805	$97,919
Interest expense	2,925	3,348	4,053	5,362	7,036
Net interest income	90,091	93,354	95,584	91,443	90,883
Provision for credit losses	(10,000)	(5,000)	(2,500)	—	7,500
Noninterest income	26,457	24,967	25,246	27,468	29,347
Noninterest expenses	72,419	73,302	69,682	73,727	66,658
Net income	40,007	37,572	41,711	34,641	34,873
Per share data
Net income—basic	$1.21	$1.14	$1.26	$1.05	$1.06
Net income—diluted	1.21	1.14	1.26	1.05	1.06
Cash dividends declared	0.48	0.48	0.48	0.46	0.46
Book value per share	53.14	52.72	51.94	51.65	51.27
Tangible book value per share (1)	37.24	36.78	35.96	35.59	35.17
Performance ratios
Return on average assets	1.11%	1.08%	1.26%	1.04%	1.07%
Return on average common equity	9.04%	8.70%	9.87%	8.10%	8.21%
Net interest margin (on a fully tax equivalent basis)	2.78%	2.99%	3.25%	3.10%	3.13%
Dividend payout ratio	39.64%	42.19%	36.35%	43.76%	43.45%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.52%	0.53%	0.64%	0.71%	1.04%
Nonperforming assets as a percent of total assets	0.32%	0.34%	0.43%	0.51%	0.74%
Allowance for credit losses as a percent of total loans	1.05%	1.15%	1.16%	1.21%	1.23%
Allowance for credit losses as a percent of nonperforming loans	201.37%	214.06%	181.67%	169.59%	117.95%
Capital ratios

Equity to assets	12.08%	12.27%	12.45%	12.89%	12.83%
Tangible equity to tangible assets (1)	8.79%	8.89%	8.96%	9.26%	9.17%
Tier 1 leverage capital ratio	9.36%	9.41%	9.63%	9.56%	9.52%
Common equity tier 1 capital ratio	13.53%	13.31%	13.16%	12.67%	12.41%
Tier 1 risk-based capital ratio	14.21%	13.98%	13.85%	13.34%	13.08%
Total risk-based capital ratio	15.78%	15.67%	15.61%	15.13%	14.87%

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

On April 22, 2021 the Company announced the signing of a definitive merger agreement under which the Company will acquire Meridian, with the Company as the surviving entity, and East Boston Savings Bank will merge with and into Rockland Trust (the “Merger Agreement”). Under the Merger Agreement, each share of Meridian common stock will be exchanged for 0.2750 shares of the Company’s common stock. The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes and to provide Meridian stockholders with a tax-free exchange for the Company common stock consideration they will receive in the merger. The Company anticipates issuing approximately 14.2 million shares of its common stock in the merger. Based upon the closing price of $79.57 per share of the Company’s common stock on April 21, 2021, the transaction is valued at approximately $1.15 billion. The closing of the Meridian acquisition, which is expected to occur during the fourth quarter of 2021, was approved by the Company's shareholders and by Meridian's stockholders on August 5, 2021, and remains subject to required regulatory approvals and satisfaction of other customary closing conditions set forth in the Merger Agreement.

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

Interest-Earning Assets

    The results depicted in the following table reflect the trend of the Company's interest-earning assets over the past five quarters. Management’s asset strategy typically emphasizes loan growth, however, the mix of interest earning assets has experienced volatility over the last five quarters due to the unique operating environment. With significant growth in deposits over this time period, along with over $400 million of PPP loans being forgiven and repaid during the first three quarters of 2021, securities and interest earning cash balances have increased significantly, while loan growth has been challenging due to elevated payoffs and lower line utilization. However, during the third quarter of 2021, the Company continued to execute its strategy to deploy excess cash balances into investment securities, resulting in net growth of the securities portfolio of $636.0 million, or 37.8%, from the prior quarter.

Interest-Earning Assets
$ (billions)
0
2
4
6
8
10
12
$11.7
$11.7
$12.3
$12.8
$13.0
$1.2
$1.4
$1.1
$6.9
$1.1
$1.2
$1.2
$1.1
$7.0
$1.2
$1.7
$1.2
$1.0
$7.0
$1.4
$2.2
$1.2
$1.0
$6.7
$1.7
$1.9
$1.2
$1.0
$6.6
$2.3
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Securities
Commercial loans
Home equity loans
Residential loans
Other interest-earning assets

    Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and loan losses.

Funding and Net Interest Margin

    The Company's overall sources of funding reflect strong business and retail deposit growth with a management emphasis on core deposit growth to fund loans. During the third quarter of 2021, the Company realized growth in deposits, which increased $273.2 million, or 2.3%, from June 30, 2021 to $12.3 billion at September 30, 2021, reflecting continued robust new account activity in both consumer and business products, as well as increases on existing balances. Core deposits remained at 92.0% of total deposits at September 30, 2021, as higher-cost time deposits continued to run-off. The following chart shows the sources of funding and the percentage of core deposits to total deposits for the trailing five quarters:

Sources of Funding
$14
$13
$12
$11
$10
$9
$8
$7
$6
$5
$4
$3
$2
$1
$0
$ (Billions)
120%
100%
80%
60%
40%
20%
0%
$11.1
$11.2
$11.8
$12.2
$12.4
88.0%
89.6%
90.9%
91.6%
92.0%
$10.9
$11.0
$11.6
$12.0
$12.3
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Period Ending
Deposits
Borrowings
% of Core Deposits

    The 2021 third quarter net interest margin continued to be heavily impacted by the increased excess liquidity position, decreasing by 21 basis points from the prior quarter to 2.78%. Net interest income for the third quarter decreased to $90.1 million compared to $93.4 million for the prior quarter, driven by a $5.0 million reduction in PPP fee income as compared to the prior quarter, along with increases in balances of lower yielding, short term assets.

    The following table shows the net interest margin and cost of deposits trends for the trailing five quarters:

Noninterest Income

    Noninterest income is primarily comprised of deposit account fees, interchange and ATM fees, investment management fees and mortgage banking income. The increases in deposit fees, interchange and ATM fees for the three months ended September 30, 2021 were primarily volume driven and reflected a rise in customer spending. Investment management income also increased for the third quarter, primarily attributable to increased insurance commissions. The following chart shows the components of noninterest income over the past five quarters:

Noninterest Income
$ in millions
$40.0
$30.0
$20.0
$10.0
$—
$29.3
$27.5
$25.2
$25.0
$26.5
$7.6
$7.8
$4.9
$6.5
$6.8
$7.7
$5.4
$5.7
$2.7
$2.8
$7.6
$7.7
$8.3
$8.9
$9.2
$3.0
$2.7
$2.7
$3.1
$3.4
$3.4
$3.9
$3.6
$3.8
$4.3
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Deposit account fees
Interchange and ATM fees
Investment management
Mortgage banking
Other noninterest income

Expense Control

    Management seeks to take a balanced approach to noninterest expense control by monitoring ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits, as well as expenses associated with buildings and equipment. Noninterest expense decreased slightly during the third quarter of 2021, however when combined with lower total revenues, the efficiency ratio remained elevated for the three months ended September 30, 2021. The following chart depicts the Company's efficiency ratio on a GAAP basis (calculated by dividing noninterest expense by the sum of noninterest income and net interest income), as well as the Company's efficiency ratio on a non-GAAP operating basis, if applicable (calculated by dividing noninterest expense, excluding certain noncore items, by the sum of noninterest income, excluding certain noncore items, and net interest income), over the past five quarters:

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

    The Company declared quarterly cash dividends of $0.48 per share for each of the first three quarters of 2021, representing an increase of 4.3% from the 2020 quarterly dividend rate of $0.46 per share.

Third Quarter 2021 Results

    Net income for the third quarter of 2021 was $40.0 million, or $1.21 on a diluted earnings per share basis, and increased 14.7% and 14.2%, respectively, as compared to $34.9 million, or $1.06 on a diluted earnings per share basis, for the prior year third quarter. Third quarter 2021 results were positively impacted by a release of provision for credit losses of $10.0 million, in contrast to the prior year period results, which included a provision for credit losses of $7.5 million reflecting management's assumptions and expectations related to the COVID-19 pandemic at that time. The third quarter of 2021 included merger and acquisition costs, while the third quarter of 2020 included a loss on the termination of a derivative contract, which the Company deems to be noncore. Excluding these noncore items, third quarter 2021 and 2020 operating net income was $41.4 million and $35.4 million, respectively. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

2021 Outlook

During the Company's third quarter 2021 earnings call, the Company's Chief Financial Officer provided the following key expectations regarding business activity to serve as near term guidance for the remainder of 2021:

•Loan growth is expected to mirror third quarter results, such that continued payoffs will mitigate strong anticipated closing activity, resulting in relatively flat balances. However, any increase in line utilization rates could also serve as a catalyst to stronger loan growth;
•Deposit growth is expected to be in the low single digits;
•Near term deployment of excess liquidity is expected to continue to be in the form of increased securities balances;
•Assuming an anticipated trend of improving general economic factors and no significant unexpected changes in overall asset quality, the provision for credit losses is expected to continue to track at levels below net charge-offs;
•Non-interest income is expected to decrease slightly primarily due to anticipated seasonal declines in deposit fees, reduced mortgage banking income attributable to compressed gain on sale margins and an anticipated increase in loan production retained in the portfolio, as well as reduced equity investment gains which positively impacted both second and third quarter results in 2021;

•Non-interest expense is expected to increase slightly.

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

The following tables summarize adjustments for noncore items for the periods indicated below and reconcile non-GAAP measures:

	Three Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$40,007	$34,873	$1.21	$1.06
Non-GAAP adjustments
Noninterest expense components
Add: loss on termination of derivatives	—	684	—	0.02
Add: merger and acquisition expenses	1,943	—	0.06	—
Noncore increases to income before taxes	1,943	684	0.06	0.02
Net tax benefit associated with noncore items (1)	(546)	(192)	(0.02)	(0.01)
Total tax impact	(546)	(192)	(0.02)	(0.01)
Noncore increases to net income	1,397	492	0.04	0.01
Operating net income (Non-GAAP)	$41,404	$35,365	$1.25	$1.07

	Nine Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$119,290	$86,526	$3.61	$2.59
Non-GAAP adjustments
Noninterest expense components
Add: loss on termination of derivatives	—	684	—	0.02
Add: merger and acquisition expenses	3,674	—	0.11	—
Noncore increases to income before taxes	3,674	684	0.11	0.02
Net tax benefit associated with noncore items (1)	(1,033)	(192)	(0.03)	(0.01)
Noncore increases to net income	2,641	492	0.08	0.01
Operating net income (Non-GAAP)	$121,931	$87,018	$3.69	$2.61
(1)The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

	Three Months Ended
	September 30 2021	June 30 2021	March 31 2021	December 31 2020	September 30 2020
	(Dollars in thousands)
Net interest income (GAAP)	$90,091	$93,354	$95,584	$91,443	$90,883	(a)

Noninterest income (GAAP)	$26,457	$24,967	$25,246	$27,468	$29,347	(b)

Noninterest expense (GAAP)	$72,419	$73,302	$69,682	$73,727	$66,658	(c)
Less:
Merger and acquisition expense	1,943	1,731	—	—	—
Loss on termination of derivatives	—	—	—	—	684
Noninterest expense on an operating basis (Non-GAAP)	$70,476	$71,571	$69,682	$73,727	$65,974	(d)

Total revenue (GAAP)	$116,548	$118,321	$120,830	$118,911	$120,230	(a+b)

Ratios
Noninterest income as a % of revenue (GAAP based)	22.70%	21.10%	20.89%	23.10%	24.41%	(b/(a+b))
Efficiency ratio (GAAP based)	62.14%	61.95%	57.67%	62.00%	55.44%	(c/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	60.47%	60.49%	57.67%	62.00%	54.87%	(d/(a+b))

    The following table summarizes the calculation of the Company's tangible common equity to tangible assets ratio, tangible book value per share, and loan and allowance metrics, exclusive of PPP loan balances as of the dates indicated:

	September 30 2021	June 30 2021	March 31 2021	December 31 2020	September 30 2020
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$1,755,954	$1,741,622	$1,715,371	$1,702,685	$1,689,724	(a)
Less: Goodwill and other intangibles	525,261	526,576	527,895	529,313	530,749
Tangible common equity (Non-GAAP)	1,230,693	1,215,046	1,187,476	1,173,372	1,158,975	(b)
Tangible assets
Assets (GAAP)	14,533,311	14,194,207	13,773,914	13,204,301	13,173,665	(c)
Less: Goodwill and other intangibles	525,261	526,576	527,895	529,313	530,749
Tangible assets (Non-GAAP)	$14,008,050	$13,667,631	$13,246,019	$12,674,988	$12,642,916	(d)
Common shares	33,043,812	33,037,859	33,024,882	32,965,692	32,955,547	(e)

Common equity to assets ratio (GAAP)	12.08%	12.27%	12.45%	12.89%	12.83%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	8.79%	8.89%	8.96%	9.26%	9.17%	(b/d)
Book value per share (GAAP)	$53.14	$52.72	$51.94	$51.65	$51.27	(a/e)
Tangible book value per share (Non-GAAP)	$37.24	$36.78	$35.96	$35.59	$35.17	(b/e)

Total loans (GAAP)	$8,808,013	$8,938,988	$9,246,691	$9,392,866	$9,405,193
Total loans, excluding PPP (Non-GAAP)	$8,424,442	$8,456,338	$8,400,390	$8,600,956	$8,593,470

Allowance as a % of total loans (GAAP)	1.05%	1.15%	1.16%	1.21%	1.23%
Allowance as a % of total loans, excluding PPP (Non-GAAP)	1.09%	1.21%	1.28%	1.32%	1.35%

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
There have been no material changes in critical accounting policies during the first nine months of 2021. Refer to the Company's 2020 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $1.2 billion, or 99.5%, at September 30, 2021 as compared to December 31, 2020, reflecting $1.4 billion of purchases offset by paydowns, called securities, and maturities. Purchases made during 2021 reflect the Company's continued direct strategy to deploy a portion of excess cash balances into investment securities. The ratio of securities to total assets was 16.0% and 8.8% at September 30, 2021 and December 31, 2020, respectively. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss ("CECL") methodology. Further details regarding the Company's measurement of expected credit losses on securities can be found in Note 3 “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

    Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. The Company originates residential loans with the intention of selling them in the secondary market or holding them in the Company's residential real estate portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no material losses related to residential mortgage repurchases during the three and nine months ended September 30, 2021 and 2020, respectively.

    The Company experienced strong closing volumes within the residential real estate portfolio during the three and nine months ended September 30, 2021, with a larger portion of residential real estate closings being retained in the portfolio rather than sold into the secondary market as compared to prior year periods. The following table shows the total residential real estate loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Dollars in thousands)
Held in portfolio	$65,832	$54,826	$279,176	$125,392
Sold or held for sale in the secondary market	183,794	262,323	611,795	654,772
Total closed loans	$249,626	$317,149	$890,971	$780,164

    The table below reflects additional information related to the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Dollars in thousands)
Sold with servicing rights released	$171,256	$252,907	$618,171	$581,206
Sold with servicing rights retained (1)	3,029	—	11,116	45,394
Total loans sold	$174,285	$252,907	$629,287	$626,600

(1) All loans sold with servicing rights retained during the nine months ended September 30, 2021 were sold without recourse.

    When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneously with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $342.3 million, $453.7 million and $508.7 million at September 30, 2021, December 31, 2020, and September 30, 2020, respectively.

    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:

Table 3 - Mortgage Servicing Asset

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$2,295	$3,321	$2,365	$5,116
Additions	30	—	95	424
Amortization	(244)	(316)	(769)	(927)
Change in valuation allowance	122	(250)	512	(1,858)
Balance at end of period	$2,203	$2,755	$2,203	$2,755
See Note 6, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio Total loans at September 30, 2021 decreased by $584.9 million, or 6.23%, when compared to December 31, 2020, which was primarily attributable to a net reduction in PPP loan balances of $408.3 million, or 51.6%. Despite strong origination volumes and loan pipelines across all products, overall portfolio growth continued to be constrained by ongoing paydowns and re-financing activity. Excluding PPP loans of $383.6 million and $791.9 million outstanding at September 30, 2021 and December 31, 2020, respectively, total loans declined by $176.5 million or 2.05%, for the nine months ended September 30, 2021. Exclusive of PPP loans, commercial loan balances decreased by $36.2 million, or 0.6%, from December 31, 2020 to September 30, 2021, as strong pipelines and closing activity continued to be counterbalanced by elevated payoffs and lower line utilization levels. Consumer loan balances also declined with increased prepayments and refinancing activity, as well as lower home equity line utilization, which resulted in reductions of 5.7% and 6.4% within the residential mortgage and home equity portfolios, respectively, for the nine months ended September 30, 2021. (See "Non-GAAP Measures" in the "Executive Level Overview" above for a reconciliation to the GAAP financial measure, including the measure of total loans, excluding PPP).

    The Company's commercial loan portfolio is comprised primarily of commercial and industrial loans, commercial real estate loans. Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The Company's participation in the PPP resulted in significant loan fundings within the commercial and industrial category throughout 2020 and first half of 2021, with outstanding balances totaling $383.6 million at September 30, 2021, comprising 23.4% of the total commercial and industrial category. Accordingly, the composition of the portfolio by sector is skewed as compared to periods prior to the commencement of the PPP in the second quarter of 2020, as the PPP loans are reflected within the various sectors below. In connection with PPP loan originations during the first half of 2021, the Company recognized fee revenue of $18.3 million, which is deferred and amortized over the life of the loan. During the three and nine months ended September 30, 2021, the Company amortized into income $2.2 million and $18.9 million, respectively, in PPP fee revenue related to loans forgiven under the program. The following pie chart shows the diversification of the commercial and industrial portfolio as of September 30, 2021:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $1.6 billion
All Other (12 Sectors): 17.8%
Retail Trade: 18.8%
Professional, Scientific, and Technical Services 5.2%
Real Estate/Rental and Leasing 14.5%
Wholesale Trade: 7.7%
Accommodation and Food Service…
Construction: 11.1%
Manufacturing: 8.5%
Administrative Support/Waste Mgmt/Remediation Services : 8.8%

(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$218
Largest individual commercial and industrial loan outstanding	$24,962
Commercial and industrial nonperforming loans/commercial and industrial loans	1.17%
The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types, including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of September 30, 2021:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $4.7 billion
All Other: 12.2%
Strip Malls: 6.7%
Hotels/Motels: 8.0%
Industrial Warehouse: 9.9%
Office Buildings: 14.2%
Commercial Buildings: 17.2%
Residential - Related: 31.8%

(Dollars in thousands)
Average loan size	$1,117
Largest individual commercial real estate mortgage outstanding	$33,354
Commercial real estate nonperforming loans/commercial real estate loans	0.25%
Owner occupied commercial real estate loans/commercial real estate loans	15.1%

    The Company's consumer portfolio primarily consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines of credit that may be made as a fixed-rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Other consumer loans primarily consist of installment loans and overdraft protections. The residential real estate, home equity and other consumer portfolios totaled $2.2 billion at September 30, 2021, as noted below:

Consumer Portfolio Composition
Total Portfolio of $2.2 Billion
Other consumer: 1.0%
Home equity - subordinate positions: 18.2%
Residential real estate: 54.4%
Home equity - first position: 26.4%

Asset Quality   The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this assessment, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, nonperforming and/or put on nonaccrual status. In the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring ("TDR"). In addition, the Company has offered need-based payment relief options for commercial and small business loans, residential mortgages, and home equity loans and lines of credit in response to the COVID-19 pandemic. In accordance with the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), these modifications are not accounted for as TDRs or reflected as delinquent or non-accrual loans if the borrower was in compliance with the loan terms as of December 31, 2019.

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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	September 30 2021	December 31 2020	September 30 2020
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$19,275	$34,729	$36,851
Commercial real estate	11,788	10,195	38,164
Small business	46	825	542
Residential real estate	10,872	15,528	16,229
Home equity	3,746	5,427	6,159
Other consumer	83	156	79
Total (1)	$45,810	$66,860	$98,024
Loans past due 90 days or more but still accruing
Other consumer	—	1	1
Total	$—	$1	$1
Total nonperforming loans	$45,810	$66,861	$98,025
Other real estate owned	—	—	—
Total nonperforming assets	$45,810	$66,861	$98,025
Nonperforming loans as a percent of gross loans	0.52%	0.71%	1.04%
Nonperforming assets as a percent of total assets	0.32%	0.51%	0.74%

(1)Inclusive of TDRs on nonaccrual status of $21.1 million, $22.2 million, and $23.8 million at September 30, 2021, December 31, 2020, and September 30, 2020, respectively.

    The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended
	March 31
	2021		2020
	Three Months Ended		Nine Months Ended
	September 30 2021	September 30 2020	September 30 2021	September 30 2020
	(Dollars in thousands)
Nonperforming assets beginning balance	$47,818	$48,814	$66,861	$48,049
New to nonperforming (1)	4,613	60,850	9,205	75,580
Loans charged-off	(332)	(4,304)	(4,499)	(5,748)
Loans paid-off	(3,488)	(5,050)	(17,877)	(12,339)
Loans restored to performing status	(2,813)	(2,229)	(8,143)	(7,319)
Other	12	(56)	263	(198)
Nonperforming assets ending balance	$45,810	$98,025	$45,810	$98,025
(1)The higher balance for the periods ended September 30, 2020 primarily reflect three large commercial relationships that were newly nonperforming, all related to industries previously identified as being highly impacted by the COVID-19 pandemic.

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 6 - Troubled Debt Restructurings

	September 30 2021	December 31 2020	September 30 2020
	(Dollars in thousands)
Performing troubled debt restructurings	$15,950	$16,983	$17,521
Nonaccrual troubled debt restructurings	21,104	22,209	23,810
Total	$37,054	$39,192	$41,331
Performing troubled debt restructurings as a % of total loans	0.18%	0.18%	0.19%
Nonaccrual troubled debt restructurings as a % of total loans	0.24%	0.24%	0.25%
Total troubled debt restructurings as a % of total loans	0.42%	0.42%	0.44%

The following table summarizes changes in TDRs for the periods indicated:
Table 7 - Activity in Troubled Debt Restructurings

	Three Months Ended		Nine Months Ended
	September 30 2021	September 30 2020	September 30 2021	September 30 2020
	(Dollars in thousands)
TDRs beginning balance	$39,707	$41,839	$39,192	$44,365
New to TDR status	—	625	3,918	1,874
Paydowns	(2,637)	(1,133)	(6,040)	(4,886)
Charge-offs	(16)	—	(16)	(22)
TDRs ending balance	$37,054	$41,331	$37,054	$41,331

    Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs for the periods indicated:
Table 8 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Nine Months Ended
	September 30 2021	September 30 2020	September 30 2021	September 30 2020
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$678	$744	$2,289	$1,909
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$257	$345	$673	$804

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At September 30, 2021, there were 79 relationships, with an aggregate balance of $135.7 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company. A portion of the potential problem loans identified by management were granted a deferral in accordance with the relief options offered in response to the COVID-19 pandemic. If applicable, these potential problem loans with an active deferral as of September 30, 2021 have been included in the table below.

As previously noted, the Company has offered need-based payment relief options to its customers in response to the COVID-19 pandemic, primarily in the form of payment deferrals, all of which were granted prior to December 31, 2020. Loans that were modified are not accounted for as TDRs or reflected as delinquent or nonaccrual loans if the borrower was in compliance with their loan terms as of December 31, 2019. The following table summarizes active deferrals by modification type as of September 30, 2021:
Table 9 - Deferrals by Modification Type

	Deferral of Principal and Interest	Deferral of Principal Only	Deferral of Interest Only	Total Deferrals	Total Portfolio	% Deferral
	(Dollars in thousands)
Commercial and industrial	$2,300	$560	$1,165	$4,025	$1,640,709	0.2%
Commercial real estate (1)	7,950	210,335	—	218,285	4,736,674	4.6%
Business banking	—	588	—	588	184,138	0.3%
Residential real estate	—	—	—	—	1,222,849	—%
Home equity	—	—	—	—	1,000,468	—%
Consumer	—	—	—	—	23,175	—%
Total active deferrals as of September 30, 2021	$10,250	$211,483	$1,165	$222,898	$8,808,013	2.5%
(1) Balances include commercial construction deferrals.

As a result of the COVID-19 pandemic, management has also enhanced monitoring of loan portfolios in certain industries that have been highly impacted. While management is unable to predict the full impact on all industries affected by the COVID-19 pandemic, there are assumptions as to which industries have been, and may continue to be, more greatly impacted by social distancing and other restrictive measures, as well as the duration or re-imposition of any such restrictions. Management has identified approximately $1.3 billion of loans within highly impacted industries, including Accommodations, Food Services, Retail Trade, Other Services (except Public Administration), and Arts, Entertainment and Recreation. Loss exposure within these industries is mitigated by a number of factors such as collateral values, loan-to-value ratios, and other key indicators, however, some degree of credit loss is expected and has been incorporated into the allowance for credit loss recognition under the CECL model.

The table below provides total outstanding balances of commercial loans as of the date indicated within industries that management has deemed to be highly impacted by the COVID-19 pandemic:

Table 10 - Industries Highly Impacted By COVID-19 - Details

September 30, 2021
(Dollars in thousands)
Accommodations
Balance	$388,083
Average borrower loan size	$4,283
% secured by real estate	99.8%
Weighted average loan to value	54.0%
Other information:
–The accommodation portfolio consists of 65 properties representing a combination of flagged (61%) and non-flagged (39%) hotels, motels and inns.
–Loans secured by hotel properties deemed to be located in areas of leisure comprise $146.6 million, or 38% of the hotel portfolio.
–Approximately 89% of the balances outstanding are secured by properties located within the six New England states with the largest concentration in Massachusetts (60%).

Food Services
Balance	$142,059
Average borrower loan size	$384
% secured by real estate	67.7%
Weighted average loan to value	50.5%
Other information:
–The food services portfolio includes full-service restaurants (55%), limited service restaurants and fast food (43%), and other types of food service (caterers, bars, and mobile food service 2%).

Retail Trade
Balance	$527,957
Average borrower loan size	$499
% secured by real estate	43.3%
Weighted average loan to value	57.4%
Other information:
–The retail trade portfolio consists broadly of food and beverage stores (47%), motor vehicle and parts dealers (24%), and gasoline stations (14%). All other retailers account for 15% of the current outstanding balance.

–Collateral for these loans varies and may consist of real estate, motor vehicles inventories, other types of inventories and general business assets.

Other Services (except Public Administration)
Balance	$139,679

Average borrower loan size	$250
% secured by real estate	51.6%
Weighted average loan to value	48.8%
Other information:
–The other services portfolio consists of various for-profit and not-for-profit services diversified across religious, civic and social service organizations (43%), repair and maintenance business (31%) and other personal services, including beauty salons, laundry services, pet care and other types of services (26%).

Arts, Entertainment, and Recreation
Balance	$99,699
Average borrower loan size	$793
% secured by real estate	85.5%
Weighted average loan to value	52.3%
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
The allowance for credit losses of $92.2 million at September 30, 2021 represents a decrease of $21.1 million, or 18.6% compared to December 31, 2020. The Company recorded a release of provision for credit losses of $17.5 million during the nine months ended September 30, 2021, reflecting improvements in expected overall macro-economic forecast assumptions and continued strong asset quality metrics, along with lower loan levels. As a result, the allowance for credit losses at September 30, 2021 includes a release of qualitative reserves that reflects a general reduction in potential risk previously assessed on portions of the portfolio related to industries expected to be at heightened risk due to the COVID-19 pandemic, while reserves related to loans with non-owner occupied real estate and junior lien home equity collateral positions were also reduced as performance trends within these portfolio segments remained relatively strong during the third quarter of 2021. Quantitative reserves also decreased as of September 30, 2021, attributable to continued improvements in credit quality, including decreases in the weighted average probability of default across most portfolios, as well as increased stability in economic variables.
While management is unable to know with certainty the direct, indirect, and future impacts of the COVID-19 pandemic, it is expected that the pandemic could potentially have a significant impact on future losses across a broad range of loan segments. As such, the allowance for credit losses at September 30, 2021 continues to reflect elevated reserve allocations to those loan segments that management considers to have heightened loss exposure associated with the COVID-19 pandemic. The reasonable and supportable forecast modeled in the allowance for credit losses incorporates an economic scenario which reflects management's assumption that some uncertainty remains as the economy recovers, such as that the federal funds rates will remain near 0% through 2023, and that recent federal stimulus activity will be less effective as consumers are reluctant to spend the funds, some concerns about the speed of widespread vaccine administration, and the efficacy of the vaccines and the possibility for resurgences of COVID-19 or other variants of the virus.

    The following table summarizes changes in the allowance for credit losses and other selected statistics for the periods presented:

Table 11 - Summary of Changes in the Allowance for Credit Losses

	Three Months Ended
	September 30 2021	June 30 2021	March 31 2021	December 31 2020	September 30 2020
	(Dollars in thousands)
Average total loans	$8,827,249	$9,107,446	$9,343,769	$9,396,192	$9,375,522
Allowance for credit losses, beginning of period	$102,357	$107,549	$113,392	$115,625	$112,176
Charged-off loans
Commercial and industrial	1	142	3,331	2,124	185
Commercial real estate	—	—	—	—	3,885
Commercial construction	—	—	—	—	—
Small business	83	35	66	186	49
Residential real estate	—	—	—	105	—
Home equity	—	69	—	—	—
Other consumer	248	235	289	283	185
Total charged-off loans	332	481	3,686	2,698	4,304
Recoveries on loans previously charged-off
Commercial and industrial	1	35	64	242	1
Commercial real estate	—	—	57	—	9
Commercial construction	—	—	—	—	—
Small business	50	4	11	25	2
Residential real estate	—	—	1	—	1
Home equity	49	45	13	36	21
Other consumer	121	205	197	162	219
Total recoveries	221	289	343	465	253
Net loans charged-off (recovered)
Commercial and industrial	—	107	3,267	1,882	184
Commercial real estate	—	—	(57)	—	3,876
Commercial construction	—	—	—	—	—
Small business	33	31	55	161	47
Residential real estate	—	—	(1)	105	(1)
Home equity	(49)	24	(13)	(36)	(21)
Other consumer	127	30	92	121	(34)
Total net loans charged-off	111	192	3,343	2,233	4,051
Provision for credit losses	(10,000)	(5,000)	(2,500)	—	7,500
Total allowance for credit losses, end of period	$92,246	$102,357	$107,549	$113,392	$115,625
Net loans charged-off as a percent of average total loans (annualized)	0.00%	0.01%	0.15%	0.09%	0.17%
Allowance for credit losses as a percent of total loans	1.05%	1.15%	1.16%	1.21%	1.23%
Allowance for credit losses as a percent of nonperforming loans	201.37%	214.06%	181.67%	169.59%	117.95%

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 12 - Summary of Allocation of Allowance for Credit Losses

	September 30 2021		December 31 2020
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$16,014	18.5%	$21,086	22.4%
Commercial real estate	37,798	47.9%	45,009	44.4%
Commercial construction	4,468	5.9%	5,397	5.9%
Small business	3,667	2.1%	5,095	1.9%
Residential real estate	11,047	13.9%	14,275	13.8%
Home equity	18,868	11.4%	22,060	11.4%
Other consumer	384	0.3%	470	0.2%
Total allowance for credit losses	$92,246	100.0%	$113,392	100.0%
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
Federal Home Loan Bank Stock The Bank held investments in FHLB of Boston stock of $8.7 million and $10.3 million at September 30, 2021 and December 31, 2020, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.
    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $525.3 million and $529.3 million at September 30, 2021 and December 31, 2020, respectively. The decrease was primarily due to amortization of definite-lived intangibles.
The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company last performed its annual goodwill impairment testing during the third quarter of 2021 and determined that the Company's goodwill was not impaired as of September 30, 2021. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes during the third quarter of 2021 that indicated impairment of goodwill and other intangible assets.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $244.6 million at September 30, 2021 compared to $200.5 million at December 31, 2020, representing an increase of $44.0 million, or 22.0%, primarily due to new policy purchases. The Company recorded tax exempt income from life insurance policies of $1.6 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and $4.5 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively. There were no gains on life insurance benefits recorded for the three months ended September 30, 2021 and September 30, 2020. The Company recorded gains on life insurance benefits of $258,000, and $692,000 for the nine months ended September 30, 2021 and 2020, respectively.
Deposits As of September 30, 2021, total deposits were $12.3 billion, representing a $1.3 billion, or 11.5%, increase from December 31, 2020, as robust new account opening activity and the ongoing impact of government stimulus payments continued to fuel significant growth. The total cost of deposits was 0.05% and 0.20% for the three months ended September 30, 2021 and 2020, respectively and 0.07% and 0.31% for the nine months ended September 30, 2021 and 2020, respectively. Core deposits increased from 91.6% of total deposits as of June 30, 2021 to 92.0% of total deposits as of September 30, 2021, while noncore time deposits continued to runoff.
    The Company also participates in the IntraFi Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market, and amounted to $244.6 million and $237.9 million at September 30, 2021 and December 31, 2020, respectively. In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the IntraFi Network, which amounted to $6.0 million and $8.5 million at September 30, 2021 and December 31, 2020, respectively.
Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity.
The following table presents the components of borrowings as of the dates indicated:
Table 13 - Borrowings

	September 30 2021	December 31 2020
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$25,675	$35,740
Long-term borrowings	18,750	32,773
Junior subordinated debentures	62,853	62,851
Subordinated debentures	49,767	49,696
Total borrowings	$157,045	$181,060
Additionally, the Bank had $3.6 billion and $4.1 billion of assets pledged as collateral against borrowings at September 30, 2021 and December 31, 2020, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On September 16, 2021, the Company’s Board of Directors declared a cash dividend of $0.48 per share to shareholders of record as of the close of business on September 27, 2021. This dividend was paid on October 8, 2021.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At September 30, 2021 and December 31, 2020, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:

Table 14 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	September 30, 2021
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$1,432,353	15.78%	$726,292	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	1,228,670	13.53%	408,539	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	1,289,672	14.21%	544,719	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	1,289,672	9.36%	571,437	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$1,389,105	15.30%	$726,448	≥	8.0%	$908,060	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	1,296,191	14.27%	408,627	≥	4.5%	590,239	≥	6.5%
Tier 1 capital (to risk weighted assets)	1,296,191	14.27%	544,836	≥	6.0%	726,448	≥	8.0%
Tier 1 capital (to average assets)	1,296,191	9.40%	571,492	≥	4.0%	714,365	≥	5.0%
	December 31, 2020
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$1,374,349	15.13%	$726,482	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	1,150,177	12.67%	408,646	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	1,211,177	13.34%	544,861	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	1,211,177	9.56%	506,805	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$1,320,056	14.54%	$726,313	≥	8.0%	$907,892	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	1,206,566	13.29%	408,551	≥	4.5%	590,130	≥	6.5%
Tier 1 capital (to risk weighted assets)	1,206,566	13.29%	544,735	≥	6.0%	726,313	≥	8.0%
Tier 1 capital (to average assets)	1,206,566	9.54%	505,747	≥	4.0%	632,184	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At September 30, 2021, the Company's capital levels exceeded the buffer.
Dividend Restrictions The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends of $33.9 million and $16.2 million were paid by the Bank to the Company for the three months ended September 30, 2021 and September 30, 2020, respectively, and dividends of $38.9 million and $139.8 million were paid by the Bank to the Company for the nine months ended September 30, 2021 and September 30, 2020, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At each of September 30, 2021 and December 31, 2020 there were $61.0 million in trust preferred securities included in the Tier 1 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management As of September 30, 2021, the Rockland Trust Investment Management Group had assets under administration of $5.4 billion, representing 6,368 trust, fiduciary, and agency accounts. At December 31, 2020, assets under administration were $4.9 billion, representing approximately 6,175 trust, fiduciary, and agency accounts. Included in these amounts as of September 30, 2021 and December 31, 2020 were assets under administration of $405.9 million and $369.6 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group was $8.1 million and $7.0 million for the three months ended September 30, 2021 and 2020, respectively, and $23.6 million and $20.1 million for the nine months ended September 30, 2021 and 2020, respectively.
Retail investments and insurance revenue was $1.0 million and $573,000 for the three months ended September 30, 2021 and 2020, respectively, and $2.8 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.
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

RESULTS OF OPERATIONS
    The following table provides a summary of results of operations for the three and nine months ended September 30, 2021 and 2020:
Table 15 - Summary of Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Net income	$40,007	$34,873	$119,290	$86,526
Diluted earnings per share	$1.21	$1.06	$3.61	$2.59
Return on average assets	1.11%	1.07%	1.15%	0.93%
Return on average equity	9.04%	8.21%	9.20%	6.80%
Net interest margin	2.78%	3.13%	3.00%	3.36%

    The Company's results of operations for the nine months ended September 30, 2021 were positively impacted by a release of provision for credit losses in the amount of $17.5 million, as well as elevated interest income from forgiven PPP loans. In comparison, results for the same nine ended September 30, 2020 reflected an increased provision for credit loss of $52.5 million, driven by anticipated credit losses related to the COVID-19 pandemic.
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the third quarter of 2021 was $90.3 million, representing a decrease of $801,000, or 0.9%, when compared to the third quarter of 2020. For the nine months ended September 30, 2021, the net interest income on a FTE basis was $279.7 million, representing an increase of $2.7 million, or 1.0%, when compared to the year ago period.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ended September 30, 2021 and 2020. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income tax rate that would have been paid if the income had been fully taxable.
Table 16 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended September 30
	2021			2020
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$2,135,031	$815	0.15%	$997,921	$254	0.10%
Securities
Securities - trading	3,498	—	—%	2,607	—	—%
Securities - taxable investments	1,880,863	7,792	1.64%	1,139,843	7,218	2.52%
Securities - nontaxable investments (1)	468	5	4.24%	1,146	11	3.82%
Total securities	$1,884,829	$7,797	1.64%	$1,143,596	$7,229	2.51%
Loans held for sale	30,143	193	2.54%	50,709	326	2.56%
Loans (2)
Commercial and industrial (1)	1,640,422	15,309	3.70%	2,033,385	17,724	3.47%
Commercial real estate (1)	4,232,575	41,469	3.89%	4,086,594	41,578	4.05%
Commercial construction	507,393	4,916	3.84%	568,007	5,126	3.59%
Small business	181,953	2,341	5.10%	168,662	2,303	5.43%
Total commercial	6,562,343	64,035	3.87%	6,856,648	66,731	3.87%
Residential real estate	1,231,606	10,955	3.53%	1,387,055	13,436	3.85%
Home equity	1,007,371	9,043	3.56%	1,107,685	9,658	3.47%
Total consumer real estate	2,238,977	19,998	3.54%	2,494,740	23,094	3.68%
Other consumer	25,929	398	6.09%	24,134	515	8.49%
Total loans	$8,827,249	$84,431	3.79%	$9,375,522	$90,340	3.83%
Total interest-earning assets	$12,877,252	$93,236	2.87%	$11,567,748	$98,149	3.38%
Cash and due from banks	144,556			124,482
Federal Home Loan Bank stock	8,904			15,090
Other assets	1,268,199			1,313,194
Total assets	$14,298,911			$13,020,514
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$4,426,106	$338	0.03%	$3,836,488	$838	0.09%
Money market	2,375,492	443	0.07%	2,087,822	945	0.18%
Time deposits	795,943	852	0.42%	1,076,546	3,649	1.35%
Total interest-bearing deposits	$7,597,541	$1,633	0.09%	$7,000,856	$5,432	0.31%
Borrowings
Federal Home Loan Bank borrowings	$31,118	$165	2.10%	$145,766	$408	1.11%
Long-term borrowings	18,742	77	1.63%	37,439	141	1.50%
Junior subordinated debentures	62,852	432	2.73%	62,850	438	2.77%
Subordinated debentures	49,753	617	4.92%	49,659	617	4.94%

Total borrowings	$162,465	$1,291	3.15%	$295,714	$1,604	2.16%
Total interest-bearing liabilities	$7,760,006	$2,924	0.15%	$7,296,570	$7,036	0.38%
Noninterest bearing demand deposits	4,502,045			3,700,902
Other liabilities	280,754			332,937
Total liabilities	$12,542,805			$11,330,409
Stockholders' equity	1,756,106			1,690,105
Total liabilities and stockholders' equity	$14,298,911			$13,020,514
Net interest income (1)		$90,312			$91,113
Interest rate spread (3)			2.72%			3.00%
Net interest margin (4)			2.78%			3.13%
Supplemental information
Total deposits, including demand deposits	$12,099,586	$1,633		$10,701,758	$5,432
Cost of total deposits			0.05%			0.20%
Total funding liabilities, including demand deposits	$12,262,051	$2,924		$10,997,472	$7,036
Cost of total funding liabilities			0.09%			0.25%

(1)The total amount of adjustment to interest income and yield on a FTE basis was $220,000 and $230,000 for the three months ended September 30, 2021 and 2020, respectively. The FTE adjustment relates to tax exempt income relating to securities with average balances of $468,000 and $1.1 million and tax exempt income relating to loans with average balances of $61.2 million and $81.6 million, for the three months ended September 30, 2021 and 2020, respectively.
(2)Includes average nonaccruing loans.
(3)Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 17 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Nine Months Ended September 30
	2021			2020
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$1,782,463	$1,654	0.12%	$599,827	$546	0.12%
Securities
Securities - trading	3,267	—	—%	2,421	—	—%
Securities - taxable investments	1,550,859	21,603	1.86%	1,178,671	23,006	2.61%
Securities - nontaxable investments (1)	555	17	4.10%	1,176	34	3.86%
Total securities	$1,554,681	$21,620	1.86%	$1,182,268	$23,040	2.60%
Loans held for sale	35,953	675	2.51%	43,150	917	2.84%
Loans (2)
Commercial and industrial (1)	1,898,100	58,706	4.14%	1,784,715	52,027	3.89%
Commercial real estate (1)	4,195,200	123,377	3.93%	4,050,154	129,800	4.28%
Commercial construction	525,652	14,976	3.81%	554,222	17,341	4.18%
Small business	178,294	6,924	5.19%	172,575	7,253	5.61%
Total commercial	6,797,246	203,983	4.01%	6,561,666	206,421	4.20%
Residential real estate	1,242,991	34,449	3.71%	1,473,812	41,856	3.79%
Home equity	1,027,311	26,391	3.43%	1,125,817	31,617	3.75%
Total consumer real estate	2,270,302	60,840	3.58%	2,599,629	73,473	3.78%
Other consumer	23,382	1,241	7.10%	25,643	1,587	8.27%
Total loans	$9,090,930	$266,064	3.91%	$9,186,938	$281,481	4.09%
Total interest-earning assets	$12,464,027	$290,013	3.11%	$11,012,183	$305,984	3.71%
Cash and due from banks	147,269			122,302
Federal Home Loan Bank stock	9,516			17,645
Other assets	1,256,066			1,256,074
Total assets	$13,876,878			$12,408,204
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$4,292,992	$1,145	0.04%	$3,592,069	$3,873	0.14%
Money market	2,337,445	1,393	0.08%	1,978,006	5,495	0.37%
Time deposits	848,143	3,823	0.60%	1,202,746	13,983	1.55%
Total interest-bearing deposits	$7,478,580	$6,361	0.11%	$6,772,821	$23,351	0.46%
Borrowings
Federal Home Loan Bank borrowings	$34,185	$544	2.13%	$205,244	$1,369	0.89%
Long-term borrowings	23,434	282	1.61%	61,240	1,045	2.28%
Junior subordinated debentures	62,852	1,287	2.74%	62,849	1,362	2.89%
Subordinated debentures	49,729	1,852	4.98%	49,635	1,852	4.98%
Total borrowings	$170,200	$3,965	3.11%	$378,968	$5,628	1.98%
Total interest-bearing liabilities	$7,648,780	$10,326	0.18%	$7,151,789	$28,979	0.54%
Noninterest bearing demand deposits	4,213,764			3,257,058
Other liabilities	280,002			300,248

Total liabilities	$12,142,546			$10,709,095
Stockholders' equity	1,734,332			1,699,109
Total liabilities and stockholders' equity	$13,876,878			$12,408,204
Net interest income (1)		$279,687			$277,005
Interest rate spread (3)			2.93%			3.17%
Net interest margin (4)			3.00%			3.36%
Supplemental information
Total deposit, including demand deposits	$11,692,344	$6,361		$10,029,879	$23,351
Cost of total deposits			0.07%			0.31%
Total funding liabilities, including demand deposits	$11,862,544	$10,326		$10,408,847	$28,979
Cost of total funding liabilities			0.12%			0.37%

(1)The total amount of adjustment to present interest income and yield on a FTE basis was $658,000 and $720,000 for the nine months ended September 30, 2021 and 2020, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $555,000 and $1.2 million and tax exempt income relating to loans with average balances of $63.9 million and $83.0 million for the nine months ended September 30, 2021 and 2020, respectively.
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
Table 18 - Volume Rate Analysis

	Three Months Ended September 30			Nine Months Ended September 30
	2021 Compared To 2020			2021 Compared To 2020
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$272	$289	$561	$31	$1,077	$1,108
Securities
Securities - taxable investments	(4,118)	4,692	574	(8,668)	7,265	(1,403)
Securities - nontaxable investments (1)	1	(7)	(6)	1	(18)	(17)
Total securities			568			(1,420)
Loans held for sale	(1)	(132)	(133)	(89)	(153)	(242)
Loans
Commercial and industrial (1)	1,010	(3,425)	(2,415)	3,374	3,305	6,679
Commercial real estate (1)	(1,594)	1,485	(109)	(11,071)	4,648	(6,423)
Commercial construction	337	(547)	(210)	(1,471)	(894)	(2,365)
Small business	(143)	181	38	(569)	240	(329)
Total commercial			(2,696)			(2,438)
Residential real estate	(975)	(1,506)	(2,481)	(852)	(6,555)	(7,407)
Home equity	260	(875)	(615)	(2,460)	(2,766)	(5,226)
Total consumer real estate			(3,096)			(12,633)
Other consumer	(155)	38	(117)	(206)	(140)	(346)
Total loans (1)(2)			(5,909)			(15,417)
Total income of interest-earning assets			$(4,913)			$(15,971)
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(629)	$129	$(500)	$(3,484)	$756	$(2,728)
Money market	(632)	130	(502)	(5,101)	999	(4,102)
Time certificates of deposits	(1,846)	(951)	(2,797)	(6,037)	(4,123)	(10,160)
Total interest bearing deposits			(3,799)			(16,990)
Borrowings
Federal Home Loan Bank borrowings	78	(321)	(243)	316	(1,141)	(825)
Line of Credit	—	—	—			—
Long-term borrowings	6	(70)	(64)	(118)	(645)	(763)
Junior subordinated debentures	(6)	—	(6)	(75)	—	(75)
Subordinated debentures	(1)	1	—	(4)	4	—
Total borrowings			(313)			(1,663)
Total expense of interest-bearing liabilities			(4,112)			(18,653)
Change in net interest income			$(801)			$2,682

(1)Reflects income determined on a FTE basis. See footnote (1) to tables 16 and 17 in this Report for the related adjustments.
(2)Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an adequate level of allowance for credit losses. The Company recorded a release of provision for credit losses of $10.0 million and $17.5 million for the three and nine months ended September 30, 2021, primarily due to improvements in expected overall macro-economic forecast assumptions and continued strong asset quality metrics, as well as lower loan balances during 2021. In comparison, the Company recorded a provision expense of $7.5 million and $52.5 million for the three and nine months ended September 30, 2020, which was primarily driven by anticipated loan losses related to the COVID-19 pandemic. The Company’s allowance for credit losses, as a percentage of total loans, was 1.05% at September 30, 2021, 1.21% at December 31, 2020, and 1.23% at September 30, 2020. The Company recorded net charge-offs of $111,000 and $3.6 million for the three and nine months ended September 30, 2021, respectively, as compared to $4.1 million and $4.6 million for the three and nine months ended September 30, 2020, respectively. Refer to Note 4, "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses for the period.

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 19 - Noninterest Income

	Three Months Ended
	September 30		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,298	$3,428	$870	25.38%
Interchange and ATM fees	3,441	3,044	397	13.04%
Investment management	9,174	7,571	1,603	21.17%
Mortgage banking income	2,825	7,704	(4,879)	(63.33)%
Increase in cash surrender value of life insurance policies	1,596	1,314	282	21.46%
Loan level derivative income	586	2,457	(1,871)	(76.15)%
Unrealized gain on equity securities	—	308	(308)	(100.00)%
Other noninterest income	4,537	3,521	1,016	28.86%
Total	$26,457	$29,347	$(2,890)	(9.85)%

	Nine Months Ended
	September 30		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Deposit account fees	$11,704	$11,227	$477	4.25%
Interchange and ATM fees	9,229	13,154	(3,925)	(29.84)%
Investment management	26,350	21,696	4,654	21.45%
Mortgage banking income	11,270	13,570	(2,300)	(16.95)%
Gain on life insurance benefits	258	692	(434)	(62.72)%
Increase in cash surrender value of life insurance policies	4,508	3,902	606	15.53%
Loan level derivative income	875	8,918	(8,043)	(90.19)%
Unrealized gain on equity securities	723	1,694	(971)	(57.32)%
Other noninterest income	11,753	9,119	2,634	28.88%
Total	$76,670	$83,972	$(7,302)	(8.70)%

The primary reasons for the variances in the noninterest income categories for the three and nine months ended September 30, 2021 as compared to the respective prior year periods shown in the preceding table include:
•Deposit fee income was impacted by the timing and extent of government mandated shutdowns and social distancing measures, as well as the timing of economic stimulus payments received by customers.

•Interchange and ATM fees increased for the three months ended September 30, 2021 due to increased volume and rise in customer spending in comparison to the prior year period. Such fees decreased for the nine months ended September 30, 2021 in comparison to the year ago period, reflecting the negative impact of the Durbin Amendment, which the Company became subject to effective July 1, 2020 as a result of crossing the $10 billion asset threshold, coupled with an overall decrease in consumer spending as customers focused on retaining liquidity following the onset of COVID-19 pandemic late in the first quarter of 2020.
•Investment management income increased for the three and nine months ended September 30, 2021 in comparison to the year ago periods, primarily driven by more favorable market conditions during 2021, along with overall growth in assets under administration which increased 19.7% to $5.4 billion at September 30, 2021 from $4.5 billion at September 30, 2020.
•Mortgage banking income decreased during the three and nine months ended September 30, 2021 in comparison to the year ago periods. The changes are driven primarily by demand within the respective prevailing interest rate environments in those periods, as well as percentage of closings sold in the secondary market versus retained in the portfolio.
•Loan level derivative income decreased for the three and nine months ended September 30, 2021, primarily as a result of lower customer demand in comparison to the year ago periods.
•Unrealized gain on equity securities decreased for the three and nine months ended September 30, 2021, due primarily to significant market volatility during the first half of 2020 caused by the onset of the COVID-19 pandemic, the result of which was a sell-off late in the first quarter of 2020, followed by a period of elevated growth during the second and third quarters of 2020.
•Other noninterest income increased for the three and nine months ended September 30, 2021 compared to the prior year periods, primarily attributable to income recognized from other investments, income from like-kind exchanges and business credit card income.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 20 - Noninterest Expense

	Three Months Ended
	September 30		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$42,235	$38,409	$3,826	9.96%
Occupancy and equipment expenses	8,564	9,273	(709)	(7.65)%
Data processing & facilities management	1,673	1,567	106	6.76%
FDIC assessment	980	1,034	(54)	(5.22)%
Advertising expense	884	1,215	(331)	(27.24)%
Consulting expense	1,560	1,305	255	19.54%
Amortization of intangible assets	1,310	1,449	(139)	(9.59)%
Debit card expense	1,347	1,105	242	21.90%
Loss on termination of derivatives	—	684	(684)	(100.00)%
Merger and acquisition expenses	1,943	—	1,943	100.00%
Software maintenance	2,018	1,753	265	15.12%
Other noninterest expenses	9,905	8,864	1,041	11.74%
Total	$72,419	$66,658	$5,761	8.64%

	Nine Months Ended
	September 30		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$124,759	$113,027	$11,732	10.38%
Occupancy and equipment expenses	26,543	27,863	(1,320)	(4.74)%
Data processing & facilities management	5,024	4,684	340	7.26%
FDIC assessment	2,805	1,537	1,268	82.50%
Advertising expense	2,949	3,107	(158)	(5.09)%
Consulting expense	5,443	4,244	1,199	28.25%
Amortization of intangible assets	4,037	4,704	(667)	(14.18)%
Debit card expense	3,693	3,312	381	11.50%
Loss on termination of derivatives	—	684	(684)	(100.00)%
Merger and acquisition expenses	3,674	—	3,674	100.00%
Software maintenance	5,903	5,218	685	13.13%
Other noninterest expenses	30,573	31,725	(1,152)	(3.63)%
Total	$215,403	$200,105	$15,298	7.64%

The primary reasons for the variances in the noninterest expense categories for the three and nine months ended September 30, 2021 as compared to the respective prior year periods shown in the preceding table include:
•The increase in salaries and employee benefits for the three and nine months ended September 30, 2021 as compared to the prior year periods is primarily due to increases in incentive programs, commissions, payroll taxes, general salary increases, and retirement costs.
•Occupancy and equipment decreased during both the three and nine months ended September 30, 2021 as compared to the prior year periods. These decreases were primarily due to reductions in depreciation expense from disposals of equipment, as well as decreased computer hardware and software costs which were elevated in the prior year to facilitate remote work for employees after onset of the COVID-19 pandemic. Partially offsetting the decrease for the nine months ended September 30, 2021 were increases in cleaning costs and snow removal expenses in comparison to the prior year period.
•Data processing and facilities management expenses increased for both the three and nine months ended September 30, 2021 as compared to the prior year periods, primarily due to timing of certain initiatives and system upgrades.
•FDIC assessment increased for the nine months ended September 30, 2021, in comparison to year ago period as the Company previously benefited from a small bank assessment credit, which resulted in no expense during the first quarter of 2020 and reduced expense during the second quarter of 2020. Assessment fees for the three months ended September 30, 2021 were slightly lower than the year ago period, due to normal fluctuations in the company's assessment base.
•Consulting expense increased for the three and nine months ended September 30, 2021, in comparison to the prior year periods, primarily due to the Company's overall growth and implementation of strategic initiatives.
•The Company recorded merger and acquisitions expenses of $1.9 million and $3.7 million during the three and nine months ended September 30, 2021, respectively, relating to the Meridian acquisition. No such costs were incurred during either period in 2020.
•Software maintenance increased for the three and nine months ended September 30, 2021, as compared to the prior year periods, primarily due to the Company's continued investment in its technology infrastructure.
•Other noninterest expense for the three months ended September 30, 2021 increased when compared to the prior year period, with increases in recruitment expense, sponsorships, unrealized loss on equity securities, and legal fees. Other noninterest expense decreased for the nine months ended September 30, 2021 as compared to the prior year period, mainly due to decreases in unrealized loss on equity securities, prepayment fees on borrowings, loss on the sale of fixed assets, office supplies, retail branch traffic control, and miscellaneous other expenses.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 21 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
	(Dollars in thousands)
Combined federal and state income tax provision	$14,122	$11,199	$38,506	$21,126
Effective income tax rate	26.09%	24.31%	24.40%	19.62%
Blended statutory tax rate	27.92%	27.89%	27.92%	27.89%

    The Company’s effective tax rate in 2021 thus far is higher as compared to the year ago period primarily due to higher pre-tax income, as well as the impact of discrete items, including tax benefits related to low income housing tax credits and equity compensation.  The discrete tax amounts for the nine months ended September 30, 2020 also reflect a benefit of $4.7 million associated with the net operating loss (NOL) carryback provision of the CARES Act.  The NOL was generated in relation to the acquisition of Blue Hills Bancorp, Inc. in 2019. The effective tax rates in the table above are lower than the blended statutory tax rates due to the aforementioned discrete items as well as certain tax preference assets such as life insurance policies, tax exempt bonds, and federal tax credits. The Company’s blended statutory tax rate for the three and nine months ended September 30, 2021 are comparable to the year ago periods.

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2039, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $162.9 million, of which $88.7 million had been funded as of September 30, 2021. It is expected that the limited partnership investments will generate a net tax benefit of approximately $3.4 million for the fiscal year 2021 and a total of $22.4 million over the remaining life of the investments from the combination of the tax credits and operating losses.
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

The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available Federal Home Loan Bank funding, less short-term liabilities relative to total assets, was within policy limits at September 30, 2021. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit include Federal Home Loan Bank collateral requirements, securities portfolio changes, and the mix of deposits.

The Company seeks to increase deposits without adversely impacting its weighted average funding cost. As a result of PPP loan funding, government stimulus programs, and a customer focus on retaining liquidity, the Company has experienced significant deposit growth and a buildup of liquidity throughout the first three quarters of 2021.

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

The following table depicts current and unused liquidity capacity from various sources as of the dates indicated:

Table 22 - Liquidity Sources

	September 30, 2021		December 31, 2020
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$25,675	$1,354,115	$35,740	$1,372,671
Federal Reserve Bank of Boston (2)	—	1,067,818	—	1,355,809
Unpledged Securities	—	1,613,818	—	716,961
Line of Credit	—	50,000	—	50,000
Long-term borrowing (3)	18,750	—	32,773	—
Junior subordinated debentures (3)	62,853	—	62,851	—
Subordinated debt (3)	49,767	—	49,696	—
Reciprocal deposits (3)	244,586	—	237,902	—
Brokered deposits (3)	6,000	—	8,538	—
	$407,631	$4,085,751	$427,500	$3,495,441

(1)Loans with a carrying value of $2.0 billion and $2.1 billion at September 30, 2021 and December 31, 2020, respectively, were pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.
(2)Loans with a carrying value of $1.6 billion and $1.9 billion at September 30, 2021 and December 31, 2020, respectively, were pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.
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

The results of all scenarios and the impact to net interest income are outlined in the table below:
Table 23 - Interest Rate Sensitivity

	September 30
	2021		2020
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(3.4)%	(9.8)%	(0.8)%	(9.9)%
+100	8.4%	9.6%	6.0%	1.6%
+200	18.0%	22.8%	12.5%	11.0%
+300	27.9%	36.4%	19.4%	20.5%
+400	37.5%	49.5%	25.9%	29.5%

Gradual rate shifts (basis points)
-100 over 12 months	(1.4)%	(8.0)%	0.1%	(9.3)%
+200 over 12 months	8.6%	20.3%	5.8%	8.5%
+400 over 24 months	8.6%	31.6%	5.8%	15.4%

Alternative scenarios
Yield Curve Twist (1)	n/a	n/a	1.6%	2.9%
Flat up 200 basis points scenario	8.0%	17.8	n/a	n/a
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

The most significant market factors affecting the Company’s net interest income during the nine months ended September 30, 2021 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate and LIBOR rates, and the interest rates being offered on long-term fixed rate loans. The full economic impact of the COVID-19 pandemic on these factors remains uncertain.

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

There were no material changes in off-balance sheet financial instruments during the three months ended September 30, 2021. See Note 6, “Derivative and Hedging Activities” and Note 10, "Commitments and Contingencies" within the Notes to

Consolidated Financial Statements included in Part I. of Item 1 of this Report for more information relating to the Company's other off-balance sheet financial instruments.

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
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Information
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet financial instruments during the three months ended September 30, 2021.
See Note 6, "Derivative and Hedging Activities" and Note 10, "Commitments and Contingencies" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended September 30, 2021.
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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. The Company has not experienced any material impact to the Company’s internal control over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal control over financial reporting to minimize any impact on the design and operating effectiveness.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings

At September 30, 2021, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel, including those lawsuits filed in connection with the Meridian acquisition as described in the Company's Form 8-K filed in July 27, 2021, and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

On April 22, 2021, the Company announced the entry into a definitive agreement (the “Merger Agreement”) under which the Company will acquire Meridian Bancorp, Inc. (“Meridian”) and Rockland Trust Company will acquire East Boston Savings Bank (the “Merger”). Completion of the Merger is subject to customary closing conditions, including, among others, (i) authorization for listing on the Nasdaq Stock Market of the shares of the Company’s common stock to be issued in the Merger, subject to official notice of issuance, (ii) the receipt of all required regulatory approvals, including the approval of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Massachusetts Commissioner of Banks, the Massachusetts Housing Partnership Fund and the Depositors Insurance Fund, without the imposition of a burdensome condition, (iv) the effectiveness of the registration statement on Form S-4 to be filed with the Securities and Exchange Commission by the Company in connection with the transactions contemplated by the Merger Agreement and (v) the absence of any order, injunction, decree or other legal restraint preventing the completion of the transactions contemplated by the Merger Agreement or making them illegal. Each party’s obligation to complete the Merger is also subject to additional customary conditions, including, subject to certain exceptions, the accuracy of the representations and warranties of the other party and the performance in all material respects by each party of its obligations under the Merger Agreement.

The Merger Agreement provides certain termination rights for both the Company and Meridian.

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
•material adverse changes in the Company’s or Meridian’s operations or earnings; and
•the outcome of litigation in connection with the Merger.

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
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2021:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
July 1 to July 31, 2021	—	$—	—	—
August 1 to August 31, 2021	—	$—	—	—
September 1 to September 30, 2021	43	$70.81	—	—
Total	43	$70.81	—
(1)Reflects shares withheld in connection with the exercise and/or vesting of equity compensation grants to satisfy related tax withholding obligations.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - Not Applicable.

Item 5. Other Information - None.

Item 6. Exhibits

Exhibit Index

No.	Exhibit

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
99.1	Notice to Shareholders of Dismissal of Derivative Action
101	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith

+	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

November 4, 2021	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

November 4, 2021	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)