Form 10-K
period 2021-12-31
INDEPENDENT BANK CORP
filed 2022-02-28
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes  ☒ No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2021 was approximately $2,464,573,184.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. February 23, 2022 - 47,399,980

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2022 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Annual Report on Form 10-K. The 2022 definitive proxy statement will be filed within 120 days of December 31, 2021.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this "Report"), including Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as "should," "will," "may," "expect," "believe," "view," "opportunity," "allow," "continues," "reflects," "typically," "usually," "anticipate," "could," "forecast," "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors discussed in Part I. Item 1A of this Report include, but are not limited to, the following:

•further weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area, including future weakening caused by the COVID-19 pandemic;
•the length and extent of economic contraction as a result of the COVID-19 pandemic and potential effects of inflationary pressures, labor market shortages and supply chain issues;
•unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, pandemics or other external events;
•adverse changes or volatility in the local real estate market;
•adverse changes in asset quality and any unanticipated credit deterioration in the Company's loan portfolio including those related to one or more large commercial relationships;
•acquisitions, including the acquisition of Meridian, may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;
•additional regulatory oversight and related compliance costs;
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
•the Company's potential judgments, claims, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory and government actions, including as a result of the Company's participation in and execution of government programs related to the COVID-19 pandemic;
•changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters including, but not limited to, changes to how the Company accounts for credit losses;
•cyber security attacks or intrusions that could adversely impact the Company's businesses; and
•other unexpected material adverse changes in the Company's operations or earnings.

Further, the foregoing factors may be exacerbated by the ultimate impact of the COVID-19 pandemic, which is unknown at this time. Statements about the COVID-19 pandemic and its potential impact on the Company's business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that actual results may differ, possibly materially, from what is reflected in such statements due to factors and future developments that are uncertain, unpredictable and, in many cases, beyond the Company's control, including the scope, duration and extent of the pandemic and any further resurgences, the efficacy, availability and public acceptance of vaccines, boosters or other treatments, actions taken by governmental authorities in response to the pandemic and the direct and indirect impact on the Company’s employees, customers, business and third-parties with which the Company conducts business.

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

PART I

ITEM 1. BUSINESS

General

Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company ("Rockland Trust" or the "Bank"), a Massachusetts trust company chartered in 1907. Rockland Trust is a community-oriented commercial bank, and the community banking business is the Company’s only reportable operating segment. The community banking business is managed as a single strategic unit and derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings, and time deposits, and investment management. At December 31, 2021, the Company had total assets of $20.4 billion, total deposits of $16.9 billion, and stockholders’ equity of $3.0 billion.
On November 12, 2021, the Company completed the acquisition of Meridian Bancorp, Inc. ("Meridian"), parent of East Boston Savings Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes and provided a tax-free exchange to Meridian stockholders with respect to the common stock received in the merger. For each share of Meridian common stock, Meridian stockholders received 0.2750 shares of the Company's common stock, with cash paid in lieu of fractional shares. Total consideration of $1.3 billion consisted of 14.3 million shares of the Company's common stock issued, as well as $11.2 million in cash paid for stock option cancellations and in lieu of fractional shares.
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
As of December 31, 2021, the Bank had the following corporate subsidiaries, all of which were wholly owned by the Bank and included in the Company’s consolidated financial statements:

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

Periodically, Compass Exchange Advisors LLC, a wholly owned subsidiary of the Bank, acts as an Exchange Accommodation Titleholder ("EAT") in connection with customers' like-kind exchanges under Section 1031 of the Internal

Revenue Code. When Compass Exchange Advisors LLC provides EAT services, it establishes an EAT entity to hold title to property for its customers for up to 180 days in accordance with Internal Revenue Service guidelines. EAT entities are considered the property owner solely for federal income tax purposes, and in no other instances, in order to facilitate a customer's like kind exchange. A typical EAT entity is a Massachusetts corporation whose directors are all Rockland Trust officers and which has Compass Exchange Advisors LLC as its sole shareholder. The EAT entity owns all of the membership interest in an LLC which holds title to the property and is managed by the customer. All financial benefits and burdens of property ownership are borne by the customer. EAT entities are therefore not consolidated onto Compass Exchange Advisors LLC's balance sheet in accordance with the requirements of the consolidation topic of the ASC.

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
Amidst the pandemic, the Bank saw a substantial increase in the usage of mobile and remote banking options for both consumers and business owners. While branch traffic expectedly declined, there was a surge in the Bank’s call center volumes, mobile deposit activity, online banking usage and online account opening. Customers visiting the branch took advantage of the Bank’s Video Teller services which provide a hybrid approach to banking balancing both the fast-paced transactional nature of ATMs and the personalized experience of interacting with a live banker. The Bank also introduced Your Banker, a digital tool allowing customers to chat securely with their own dedicated banker from their mobile device or computer. Commercial and mortgage customers were able to leverage the Bank’s electronic signature tool and new streamlined commercial loan platform.
The Bank’s market area is attractive and entry into the market by financial institutions previously not competing in the market area may continue to occur which could impact the Bank’s growth or profitability. The Bank’s market area is generally comprised of Eastern Massachusetts, including Greater Boston, North Shore, South Shore, Cape Cod and the Islands, as well as Worcester County and Rhode Island.

Lending Activities
The Bank’s gross loan portfolio (loans before allowance for credit losses) amounted to $13.6 billion on December 31, 2021, or 66.5% of total assets. The Bank classifies loans as commercial, consumer real estate, or other consumer. Commercial loans consist of commercial and industrial loans, commercial real estate, commercial construction, and small business loans. Commercial and industrial loans generally consist of loans to customers with credit needs in excess of $750,000 and revenue in excess of $2.5 million, and are made for working capital and other business-related purposes. These loan also consist of floor plan financing as well as asset-based lending. Commercial real estate loans are comprised of commercial mortgages, including mortgages for construction purposes that are secured by nonresidential properties, multifamily properties, or one-to-four family rental properties. Small business loans, including real estate loans, generally consist of loans to businesses with commercial credit needs of less than or equal to $750,000 and revenues of less than $2.5 million. Consumer real estate consists of residential mortgages and home equity loans and lines of credit that are secured primarily by owner-occupied residences and mortgages for the construction of residential properties. Other consumer loans are mainly personal loans.
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
Loans are approved based upon a hierarchy of authority, predicated upon the size of the loan. Levels within the hierarchy of lending authorities range from individual lenders to the Senior Loan Approval Committee. In accordance with federal and state banking law, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $590.0 million at December 31, 2021, which is the Bank’s legal lending limit. Notwithstanding the foregoing, the Bank has established a more restrictive limit of $190.0 million as of December 31, 2021, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s self-imposed restrictive limit. The Bank’s largest relationship as of December 31, 2021 consisted of 9 loans with an aggregate exposure of $159.1 million.
The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Depending on market conditions, the Bank may sell the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing asset is recognized. As part of its asset/liability management strategy, the Bank may opt to retain certain adjustable rate and fixed rate residential real estate loan originations for its portfolio. For the year ended December 31, 2021, the Bank originated $1.2 billion in residential real estate loans, of which $411.9 million were retained in its portfolio.
Participation Loans From time to time, the Bank may purchase or sell participating interests in commercial loans to reposition its loan portfolio with the objectives of diversifying credit risk, growing earning assets and/or increasing liquidity. The Bank’s approach to underwriting and approving participation loans, both purchased and sold, is consistent with its underwriting and approval policies and procedures for non-participated loans originated by the Bank. For participation loans purchased by the Bank, prior to deciding to purchase a participating interest in the loan, the Bank completes its own credit analysis that is independent of the lead or agent bank’s analysis of the offering. For loans originated by the Bank where it sells participating interests, the Bank will generally retain the lead servicing position for the loan. As of December 31, 2021 the unamortized balance of participation loans purchased was $761.4 million, while the sold portion of the unamortized balance of participation loans originated and sold totaled $408.0 million, both inclusive of acquired participation loans from the Meridian acquisition.

Loan Portfolio    The following table shows the balance of the gross average loan portfolio by category, the percentage of the gross average loan portfolio, and the percentage of total interest income that the loans generated, by category, for the fiscal years indicated:

	Average Balance for the Year Ended	% of Total Loans	% of Total Interest Income Generated for the Years Ended December 31,
	December 31, 2021		2021	2020	2019
	(Dollars in thousands)
Commercial	$7,322,770	75.9%	71.8%	67.9%	66.8%
Consumer real estate	2,312,279	23.9%	19.6%	23.6%	24.7%
Other consumer	23,885	0.2%	0.4%	0.5%	0.5%
Total	$9,658,934	100.0%	91.8%	92.0%	92.0%

Commercial Loans    Commercial loans consist of commercial and industrial loans,commercial real estate loans, commercial construction loans and small business loans. The Bank offers secured and unsecured commercial loans for business purposes. Commercial loans may be structured as term loans or as revolving/nonrevolving lines of credit, and include overdraft protection, credit cards, and automatic clearinghouse ("ACH") exposure. These loans may be collateralized by either owner or nonowner-occupied commercial mortgages or other assets.

The Company's participation in the Paycheck Protection Program ("PPP") resulted in significant loan fundings within the commercial and industrial category throughout 2020 and the first half of 2021, with total PPP loan originations of approximately $1.2 billion. As a result of the ongoing loan forgiveness process, outstanding balances of PPP loans declined to $216.2 million at December 31, 2021, which comprised 13.8% of the total commercial and industrial category and are reflected within the various sectors below. Fee income earned in connection with PPP loan originations is deferred and amortized over the life of the loan. During the twelve months ended December 31, 2021, the Company amortized into income $26.5 million in PPP fee revenue related to loans forgiven under the program, which were originated in both 2020 and 2021. The following pie chart shows the diversification of the commercial and industrial portfolio as of December 31, 2021, which also reflects the loans acquired in the acquisition of Meridian:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $1.6 billion

All Other (12 Sectors): 17.0%
Retail Trade: 21.3%
Finance and Insurance: 5.3%
Accommodation and Food Services: 6.3%
Real Estate/Rental and Leasing: 13.4%
Manufacturing: 8.7%
Construction: 10.0%
Wholesale Trade: 8.9%
Admin/Support/Waste Mgmt/Remediation: 9.1%

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average loan size	$272
Largest individual commercial and industrial loan outstanding	$24,212
Commercial and industrial nonperforming loans/commercial and industrial loans	0.22%
Commercial and industrial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial and industrial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial and industrial term loans have fixed rates of interest and are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principal owners of the borrower for its commercial and industrial loans. At December 31, 2021, there were $764.9 million of term loans in the commercial and industrial loan portfolio.
Collateral for commercial and industrial revolving lines of credit, including asset-based lines and term loans, may consist of accounts receivable, inventory, or both, as well as other business assets. Commercial revolving lines of credit and asset based lines generally are reviewed on an annual basis and usually require either a borrowing base formula or substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2021, there were $798.4 million of revolving lines of credit in the commercial and industrial loan portfolio. Additionally, asset-based revolving lines of credit are typically structured as committed lines with terms of three to five years, have variable rates of interest, and are collateralized by accounts receivable and inventory. Asset-based term loans are typically secured by owner occupied commercial real estate and machinery and equipment.

Also included in the commercial and industrial portfolio are dealer floor plan loans which are secured by the automobiles, boats, or other vehicles which constitute the dealer’s inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer’s inventory for an extended period, the Bank requires the dealer to pay down the outstanding balance associated with such unit. Contractors hired by the Bank make unannounced periodic inspections of each dealer to review the condition of the underlying collateral and ensure that each unit that the Company has financed is accounted for. At December 31, 2021, there were $120.4 million in dealer floor plan loans, all of which have variable rates of interest.
Small business lending caters to all of the banking needs of businesses with commercial credit requirements and revenues typically less than or equal to $750,000 and $2.5 million, respectively, and uses partially automated loan underwriting capabilities. Additionally, the Company makes use of the Bank’s authority as a preferred lender with the U.S. Small Business Administration ("SBA"). At December 31, 2021, there were $254.7 million of SBA guaranteed loans in the commercial and industrial and commercial real estate loan categories, the majority of which relates to funded PPP loans during the year, and $4.5 million of SBA guaranteed loans in the small business loan category.
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
The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2021, which also reflects the loans acquired in the acquisition of Meridian:

Commercial Real Estate Portfolio by Property Type
Total Portfolio of $9.2 billion

All Other: 10.9%
Residential - Related: 29.2%
Strip Malls: 7.5%
Hotels/Motels: 8.4%
Industrial Warehouse: 10.3%
Office Buildings: 15.8%
Commercial Buildings: 17.9%

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$1,568
Largest individual commercial real estate mortgage outstanding	$63,973
Commercial real estate nonperforming loans/commercial real estate loans	0.12%
Owner occupied commercial real estate loans/commercial real estate loans	11.0%
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
Also included in the commercial real estate portfolio are industrial developmental bonds. The Bank owns certain bonds issued by various state agencies, municipalities and nonprofit organizations that it categorizes as loans. This categorization is made on the basis that another entity (i.e. the Bank’s customer), not the issuing agency, is responsible for the payment to the Bank of the principal and interest on the debt. Furthermore, credit underwriting is based solely on the credit of the customer (and guarantors, if any), the banking relationship is with the customer and not the agency, there is no active secondary market for the bonds, and the bonds are not available for sale, but are intended to be held by the Bank until maturity. Therefore, the Bank believes that such bonds are more appropriately characterized as loans, rather than securities. At December 31, 2021, the balance of industrial development bonds was $449.5 million.
Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing properties. Nonpermanent construction loans generally have terms of at least six months, but not more than two years. They usually do not provide for amortization of the loan balance during the construction term. The majority of the Bank’s commercial construction loans have floating rates of interest. At December 31, 2021, the commercial construction portfolio amounted to $1.2 billion.
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

Consumer Real Estate Loans    The Bank’s consumer real estate loans consist of loans and lines secured by one-to-four family residential properties. The consumer real estate loan portfolio at December 31, 2021, which also reflects the loans acquired in the acquisition, was as follows:

Consumer Real Estate Portfolio Composition
Total Portfolio of $2.7 Billion
Other consumer: 1.1%
Home equity - subordinate positions: 16.8%
Home equity - first position: 22.1%
Residential real estate: 60.0%

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
Home equity loans and lines may be made as fixed rate term loans or under variable rate revolving lines of credit secured by a first or second mortgage on the borrower’s residence, second home or residential investment properties. At December 31, 2021, 56.7% of the home equity portfolio was in first lien position and 43.3% of the portfolio was in a subordinate position. At December 31, 2021, $349.6 million, or 33.6%, of the home equity portfolio was comprised of term loans and $690.0 million, or 66.4%, of the home equity portfolio was comprised of revolving lines of credit. The Bank will typically originate home equity loans and lines in an amount up to 80% of the appraised value, hybrid valuation methods or automated valuation methods, reduced for any loans outstanding that are secured by such collateral. Home equity loans and lines are underwritten in accordance with the Bank’s loan policy, which includes a combination of credit history, loan-to-value ("LTV") ratio, employment history and debt-to-income ratio.
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

Investment Activities
The Bank’s securities portfolio primarily consists of U.S. Treasury, U.S. government agency securities, agency mortgage-backed securities, agency collateralized mortgage obligations, and small business administration pooled securities. Also included in the Company's security portfolio are trading and equity securities related to certain employee benefit programs. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than noninsured or nonguaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy (the "Investment Policy") approved by the Board of Directors. Two members of the Asset-Liability Committee of the Bank ("ALCO"), one of whom must be the Chief Executive Officer or the Chief Financial Officer, must approve purchases or sales, between meetings. These purchases are subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s ALCO, or its appointee, is required to evaluate any purchase from the standpoint of overall diversification of the portfolio. At December 31, 2021, the Company's securities totaled $2.7 billion, and generated interest and dividends of 7.3%, 7.5%, and 7.3% of total interest income for the fiscal years ended December 31, 2021, 2020, and 2019, respectively. The Company assesses it securities portfolio for expected credit losses in accordance with the current expected credit loss ("CECL") methodology, with separate approaches depending upon whether a security is classified as available for sale or held to maturity.

Sources of Funds
Deposits    At December 31, 2021, total deposits were $16.9 billion. Deposits obtained through the Bank’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from consumers, businesses, and municipalities. The Bank offers a range of demand deposits, interest checking, money market accounts, savings accounts, and time certificates of deposit, including free checking accounts with no minimum balance and no monthly fees. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, its electronic banking options, and its interest rates, all of which are generally competitive with those of competing financial institutions. Additionally, the Bank has a municipal banking department that focuses on providing core depository services to local municipalities. Municipal deposits totaled $1.0 billion as of December 31, 2021.
The Company also participates in the IntraFi Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market and amounted to $998.1 million as of December 31, 2021. In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the IntraFi Network, which totaled $141.6 million at December 31, 2021. The increase in IntraFi Network deposits and brokered deposits at December 31, 2021 was primarily the result of Meridian acquired balances.
Rockland Trust’s one hundred twenty-three branch locations feature expanded use of video-tellers, and are supplemented by internet and mobile banking services as well as automated teller machine ("ATM") cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and twenty-nine additional remote ATM locations. The ATM cards and debit cards also allow customers access to a variety of national and international ATM networks. The Bank's mobile banking services give customers the ability to use a variety of mobile devices to check balances, track account activity, pay bills, search transactions, and set up alerts for text or e-mail messages for changes in their account. Customers can also transfer funds between Rockland Trust accounts, deposit checks into their account, and identify the nearest branch or ATM directly from their mobile device. Rockland Trust also now offers person-to-person payment capabilities, allowing for simple and secure funds transfers between most banks and credit unions.
Borrowings    As of December 31, 2021, total borrowings were $152.4 million. Borrowings consist of short-term and long-term obligations and may consist of Federal Home Loan Bank ("FHLB") advances, federal funds purchased, and junior subordinated debentures.

Rockland Trust is a member of the FHLB of Boston. The primary reason for FHLB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage liquidity and interest rate risk. As a member of the FHLB of Boston, the Bank is required to purchase stock in the FHLB. Accordingly, the Company had invested $11.4 million in FHLB stock and had $25.7 million outstanding in FHLB borrowings with original maturities ranging from 3 months to 20 years at December 31, 2021. In addition, the Bank had $1.6 billion of borrowing capacity remaining with the FHLB at December 31, 2021, inclusive of a $5.0 million line of credit.
Also included in borrowings at December 31, 2021 were $62.9 million of junior subordinated debentures, which are net of unamortized issuance costs. Total borrowings also includes $49.8 million of subordinated debt, net of unamortized issuance costs. These instruments provide long-term funding as well as regulatory capital benefits.
See Note 9, "Borrowings" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report for more information regarding borrowings.

Investment Management
The Rockland Trust Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.
Accounts maintained by the Rockland Trust Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2021, the Investment Management Group generated gross fee revenues of $31.6 million. Total assets under administration as of December 31, 2021 were $5.7 billion, of which $5.4 billion was related to managed accounts. The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to both institutional and high net worth clients. As of December 31, 2021 there were assets under administration of $447.4 million, relating to the Company's registered investment advisor, included in the amounts above.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.
The Bank has an agreement with LPL Financial ("LPL") and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients. For the year ended December 31, 2021, the retail investments and insurance group generated gross fee revenues of $3.7 million.

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

With respect to the Bank, the Rules also revised the "prompt corrective action" regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each capital quality level (other than critically under capitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) requiring a leverage ratio of 5% to be well-capitalized (as compared to the previously required leverage ratio of 3 or 4%). The Rules did not change the total risk-based capital requirement for any "prompt corrective action" category. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions under the Rules will exceed the ratios to be considered well-capitalized under the "prompt corrective action" regulations.

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

The Company is currently in compliance with the above-described regulatory capital requirements. See Note 20, "Regulatory Matters" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report for more information.
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
On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act ("EGRRCPA")") was signed into law, making certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulations. While the EGRRCPA eased some regulatory obligations imposed by the Dodd-Frank Act, including the requirement to conduct stress testing if and when the Company exceeds the $10 billion asset threshold, it had minimal impact on the Company’s operations.
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

Collins Amendment The Collins Amendment includes provisions which are intended to subject bank holding companies to the same capital requirements as bank subsidiaries and to eliminate, or significantly reduce, the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Accordingly, under the Collins Amendment, trust preferred securities are generally excluded from regulatory capital, however bank holding companies with consolidated assets of less than $15 billion as December 31, 2009 have been able to include these instruments in Tier 1 capital, but no such securities issued after the Collins Amendment was put in place will be included in regulatory capital. Additionally, if any bank holding company exceeds the $15 billion threshold as a result of an acquisition, subsequent to December 31, 2016, then these hybrid capital instruments are phased out of Tier 1 capital and generally included within Tier 2 capital, prospectively.

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

Rockland Trust has been named one of the Boston Globe’s Top Places to Work for 13 years running and has continued to be the top rated financial institution in the Company's category since 2015. In addition to the Company's regional recognition, Rockland Trust was also nationally recognized for its culture. Rockland Trust received three cultural excellence awards from Energage granted to institutions that score in the top decile nationally in each of the following three categories: "Employee Value Proposition" for delivering on the expectations colleagues have at the time of hiring; "Formal Training" for providing the training colleagues want for their careers; and "Top Managers," for having managers that support colleagues growth and development, care about their concerns, and strive to make their jobs easier. Finally, Rockland Trust was also recognized nationally as a "Top Place to Work" in the United States by Energage in 2021. Rockland Trust has also been recognized as a "Best Place to Work" for LGBTQ Equality, scoring 100% on the Human Rights Campaign’s Corporate Equality Index since 2016.

Demographics As of December 31, 2021, Rockland Trust employed 1,691 total colleagues, 686 of whom are officers of the Bank. The Company's largest business units, in terms of total headcount, include Retail, Commercial, and Operations employing 42.8%, 16.9% and 7.6% of colleagues, respectively. Other business units include Audit, Executive, Executive Administration, Finance, Human Resources, Investment Management Group (IMG), Information Technology, Marketing, Mortgage, Retail, and Risk. Rockland Trust’s average Full Time Equivalent (FTE) was 1,604, as of December 31, 2021.

Further, as depicted in the graph below, the workforce is comprised of colleagues of the following generations:

Colleague Engagement Rockland Trust is committed to a culture of inclusion, respect, teamwork, and employee engagement. Colleagues are provided with competitive compensation, a comprehensive benefits package and an environment that supports a healthy work-life balance.

Benefits include Medical, Dental and Vision Insurance, Long-Term Disability Insurance, Life Insurance, 401(k) Voluntary Savings Plan, Additional Defined Contribution Retirement Savings Plan, Paid Time Off, Illness/Personal Time, Paid Parental Leave, Childcare Assistance, Wellness Program RockFit, AFLAC, Pet Insurance, and more.

Colleagues are also offered a full suite of learning and development programs designed to support professional growth and career advancement. Formal colleague development programs include the Rising Stars Development Program (for entry level colleague career advancement), Commercial Lender Development Program, and the Management Development Program. Colleagues are also invited to participate in the Company's Online Learning Platform and in-house training opportunities. Many of the Company's training and development programs are based on Gestalt based leadership principles, developed by the Gestalt International Study Center. Rockland Trust also offers Tuition Reimbursement through Cambridge College and other colleges and universities. The Company also offers a robust Summer Internship program, typically hiring 10-15 summer interns across the Bank each year.

Rockland Trust encourages colleagues to continually seek ways to learn and grow. The Company's Performance Management and Feedback System allows managers to formally recognize colleagues’ achievements and identify goals and areas for improvement. In addition to this annual feedback, colleagues are recognized in many other ways periodically. Colleagues are encouraged to recognize each other's excellent internal and external customer service through a peer recognition, “You Make a Difference” award. Managers are also provided the opportunity to recognize colleagues privately, through “Kudos”, which have proven to be especially helpful for remote teams. In order to celebrate the academic achievements of colleagues, an annual recognition luncheon is hosted by the Chief Executive Officer, Christopher Oddleifson, when they receive a degree or certification. Colleagues are also recognized for extraordinary efforts through annual “Shining Star” awards and other awards at the annual all employee meeting.

Community Outreach    Rockland Trust is committed to strengthening the communities in which it operates and where its stakeholders work and live, and build enduring relationships. To help the Company accomplish its commitment to the communities it serves, colleagues are offered two paid volunteer days per year through the Company's community outreach program, RockCorp. In 2021, the affiliated charitable foundations of Rockland Trust (Rockland Trust Charitable Foundation, Rockland Trust – Blue Hills Charitable Foundation and Rockland Trust-East Boston Savings Bank Charitable Foundation) donated over $2.4 million to 390 nonprofit organizations throughout the Company’s footprint. This total includes over $200,000 granted to 45 nonprofit organizations to support internal and/or external Diversity, Equity and Inclusion (DEI) activities.

Commitment to Diversity, Equity and Inclusion At Rockland Trust, management believes each relationship matters, and that statement goes far beyond the Company's customers. Rockland Trust has an inclusive workforce that enables the Company to better perform for its customers and the diverse communities in which it operates. There has been an established diversity and inclusion program for over seventeen years, which continues to grow and evolve. As of December 31, 2021, approximately 65% of the Company's workforce was comprised of women and approximately 20% was comprised of professionals of color.

Rockland Trust works to ensure colleagues have an opportunity to be heard, valued and engaged. Rockland Trust offers three Employee Resource Groups (ERGs): Inclusion Network, Women of Action, and Pride Alliance. These voluntary, employee-led groups join together to provide opportunities for colleagues to get involved in making the Company's workforce and communities more inclusive and equitable.

In addition to the efforts described above, there are many other ways the Company promotes diversity and inclusion among its workforce. The Diversity and Inclusion Council was formed in 2004 and is comprised of Executive and Senior Leaders from all business units, with a purpose to develop strategic priorities through collaboration with the ERGs and business units to execute these priorities. Rockland Trust also partners with diverse organizations to support diverse recruitment efforts and provide professional development opportunities for professionals of color. For example, each year Rockland Trust invites colleagues to participate in The Partnership, a third party organization that offers leadership development programs for racially and ethnically diverse professionals throughout the New England area. In 2021, seven colleagues participated in The Partnership.

The Company launched a specialized development program, Strategies and Tactics for Emerging Professionals (STEP), in April 2021 to address the factors that can help advance the careers of professionals of color. At the conclusion of the program, 75% of participants had a three year career plan compared to 21% at the start of the program. Additionally, 100% of participants said the program increased their trust, commitment, and loyalty to the organization. Participants will be tracked to monitor their career progression.

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

The COVID-19 pandemic that has resulted in widespread volatility and deterioration in business, economic, and market conditions and household incomes, including in the Commonwealth of Massachusetts where the Company conducts nearly all of its business. The extent of the impact of the COVID-19 pandemic on the Company's capital and liquidity, and on its business, results of operations, financial position and prospects generally will depend on a number of evolving factors, including:

The duration, extent, and severity of the pandemic and any resurgences. COVID-19 has not yet been contained and could affect more households and businesses. The scope and duration of the COVID-19 pandemic depends on numerous evolving factors and future developments that cannot be accurately predicted at this time, including, but not limited to: the spread of the virus and its variants; the extent of any resurgences; and the distribution, efficacy, availability and public acceptance of vaccines, boosters or treatments for COVID-19. Following any containment, there is also substantial uncertainty surrounding the pace of economic recovery and the return of business and consumer confidence.

The effect on the Company's customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties, including recent inflationary pressures, the labor market shortage, unemployment rates and supply chain disruptions, are affecting individuals, households, and businesses differently and unevenly. Many have changed their behavior in response to governmental and nongovernmental mandates and advisories that were directed toward curtailing household and business activity to restrain their commercial and social interactions and discretionary spending. As a result, the Company's credit, operational, and other risks have generally increased and, for the foreseeable future, may remain elevated or increase further.
The effect on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 remains unclear. National, regional, and local economies (including the local economies in the markets areas which the Company serves) and markets have suffered disruptions and these disruptions could be long lasting. Governmental actions are meaningfully influencing the interest-rate environment and financial-market activity, which could adversely affect the Company's results of operations and financial condition.
During 2021, the Company saw improvements in expected overall macro-economic assumptions, continued strong asset quality metrics, and lower organic loan growth. With the continued spread of COVID-19 in the United States, the Company's forecast of macroeconomic conditions and operating results including expected lifetime credit losses on the Company's loan portfolio, is subject to meaningful uncertainty.
Governments have taken unprecedented steps to partially mitigate the adverse effects of their containment measures. For example, on March 27, 2020, the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act") was enacted to inject more than $2 trillion of financial assistance into the U.S. economy, primarily through loans under the Paycheck Protection Program (the “PPP”), followed by the COVID-19 Economic Relief Bill signed into law on December 27, 2020, which created a $900 billion COVID-relief and $1.4 trillion government funding package that, among other things, afforded certain businesses additional opportunities to participate in the PPP if the specified financial requirements were satisfied. In March 2021, the American Rescue Plan Act, also referred to as the COVID-19 Stimulus Package, was enacted to inject an additional $1.9 trillion in financial relief and economic stimulus. The Federal Reserve has taken decisive and sweeping actions as well. Since March 15, 2020, these have included a reduction in the target range for the federal funds rate to 0 to 25 basis points, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, and numerous facilities to support the flow of credit to households and businesses.
The degree to which the Company's actions and those of governments and others will directly or indirectly assist the Company's customers, counterparties, and third-party service providers and advance the Company's business and the economy generally is not yet clear. For example, while the Company's loan-deferral programs provided under the CARES Act may better position customers to resume their regular payments to the Company in the future and enhance the Company's brand and customer loyalty, these programs may negatively impact the Company's revenue and other results of operations at least in the near term, may produce a higher degree of enrollment and other requests for extensions and rewrites than the Company anticipated, and the Company may not be as successful as expected in managing credit risk. In addition, while the Federal

Reserve’s accommodative monetary policy may benefit the Company to some degree by supporting economic activity among its customers, this policy and sudden shifts in it may inhibit the Company's ability to grow or sustain net interest income and effectively manage interest-rate risk.

Additional factors relate to the Company's high concentration of commercial real estate loans. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject the Company to risks from adverse conditions in the real estate market or the general economy, including decreases in collateral values associated with existing loans and the ability to liquidate the real estate collateral securing commercial real estate loans, or the acceleration in macroeconomic trends such as increased remote work arrangements and online shopping. Such trends could ultimately result in a shrinkage of the commercial real estate market to the extent that there is a reduced need for office and retail space as a result of changed operating preferences, which could materially impact the Company’s results of operations and financial condition and possibly the Company’s long-term business strategy because commercial real estate loans are the Company’s largest loan category.

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

The COVID-19 pandemic and related governmental mandates and advisories also have necessitated changes in the way the Company and its third party service providers continue operations, and the length of time that it may be required to operate under these circumstances, as well as the potential for conditions to worsen or for significant disruptions to occur, remains unpredictable. All of these risks and uncertainties can be expected to persist at least until the pandemic is demonstrably and sustainably contained and consumer and business confidence recover. COVID-19 and the volatile economic conditions stemming from it could also precipitate or contribute to the other risk factors identified in this Report, which in turn could materially adversely affect the Company's business, financial position, results of operations, prospects, and its stock price, and may also affect the Company's business in a manner that is not presently known to it or that the Company currently does not consider to present significant risks to its business, financial position, results of operations or prospects.
The Company has a high concentration of commercial loan balances and exposures within industries negatively impacted by the COVID-19 pandemic and continued weaknesses in these sectors could result in additional credit losses in this portfolio.

The Company’s commercial loan portfolio is subject to greater credit risk as a result of the COVID-19 pandemic, and sustained weaknesses could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on the Company’s business, financial condition and results of operations. Commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic, and the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Although management enhanced monitoring of loan portfolios in industries identified as being most affected, management is unable to predict or estimate the full impact of all industries affected by the pandemic.

Our prior participation in the SBA PPP may expose the Company to additional litigation risk from its customers or other parties regarding the processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties, which could have a significant adverse impact on the Company's business, financial position, results of operations, and prospects.

The CARES Act included a loan program administered through the SBA referred to as the PPP. Under the PPP, including its expansion in 2021, small businesses, other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Company was a participating lender in the PPP and through December 31, 2021, originated over 9,800 PPP loans totaling approximately $1.2 billion, of which $216.2 million remain outstanding.

The Company may be exposed to the risk of litigation, from both clients and non-clients in connection with its participation in the PPP, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company and is not resolved in a manner favorable to the Company, it may result in significant financial liability or adversely affect the Company's reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on the Company's business, financial position, results of operations and prospects.

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
Potential sovereign debt defaults may severely impact global and domestic economies and may lead to significantly tighter liquidity and impact the availability of credit. Economic growth may slow down and the national or global economy may experience additional downturns, including recessionary periods. Market disruption, including potential disruption resulting from inflation and global supply chain interruption, government and central bank policy actions designed to counteract the effects of recession, changes in investor expectations regarding compensation for market risk, credit risk and liquidity risk and changing economic data could impact both the volatility and magnitude of the directional movements of interest rates. Although the Company pursues an asset/liability management strategy designed to manage its risk arising from changes in interest rates, the Company's strategy may not be fully effective, or may be effective in part, and changes in market interest rates can have a material adverse effect on the Company’s profitability.
Risks Related to the Company's Lending Activities
If the Company experiences credit losses at a level higher than anticipated in the Company's models, its earnings could materially decrease.    The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment or cover losses. If loan customers fail to repay loans according to the terms of the loans, the Company may experience significant credit losses that could have a material adverse effect on its operating results and capital ratios. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of borrowers, the value of the real estate and other assets serving as collateral for the repayment of loans, and the enforce ability of its loan documents. In determining the amount of the allowance for credit losses, the Company, in addition to assessing the collectability of its loan portfolio, relies on experience and evaluation of economic conditions. If the assumptions underlying the determination of its allowance for credit losses prove to be incorrect, the current allowance for credit losses may not be sufficient to cover losses inherent in the Company's loan portfolio and an adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. A problem with one or more loans could require the Company to significantly increase the level of its allowance for credit losses. In addition, federal and state regulators periodically review the Company’s allowance for credit losses and may require it to increase its allowance for credit losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease the Company’s net income and would have an adverse effect on the Company's results of operations or financial condition.
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
A significant portion of the Company’s loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect the Company’s asset quality and the profitability of loans secured by real property and increase the number of defaults and the level of losses within the Company’s loan portfolio. The real estate collateral securing the Company's loans provides an alternate source of repayment in the event of default by the borrower. Should real estate values deteriorate during the time the credit is extended, the Company is potentially exposed to greater losses. A downturn in the real estate market in the Company’s primary market areas could result in an increase in the number of borrowers who default on loans and a reduction in the value of the collateral securing loans, which in turn could have an adverse effect on the Company’s profitability and asset quality. Further, if the Company is required to liquidate collateral securing a loan to satisfy the related debt during a period of reduced real estate values, the Company may experience higher credit losses than expected and its earnings and shareholders’ equity could be adversely affected. Any declines in real estate prices in the Company’s primary markets may also result in increases in delinquencies and losses in its loan portfolios. Unanticipated decreases in real estate prices coupled with events, such as a prolonged economic downturn and elevated levels of unemployment could drive credit losses beyond the level provided for in the Company’s allowance for credit losses. If this occurs, the Company’s earnings could be adversely affected.

The Company's emphasis on originating commercial loans may increase lending risks. At December 31, 2021, 80.3% of the Company's loan portfolio consisted of commercial loans. The Company's commercial loan portfolio includes commercial and industrial loans, commercial real estate loans, commercial constructions, and small business banking loans. Commercial and industrial loans may expose the Company to additional risks since their underwriting is typically based on the borrower's ability to make repayments from the cash flow of its business and are secured by non-real estate collateral that may depreciate over time. Commercial real estate loans and small business loans generally expose the Company to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the continuity of tenant rental payments. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Commercial construction loans are generally considered to involve a higher degree of credit risk than long-term financing on owner-occupied residential real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction as compared to estimated costs. Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the future cash flow and value of the involved property that serves as loan collateral. Additionally, some commercial borrowers may have more than one outstanding loan with the Company and, as a result, an adverse development with respect to a commercial credit relationship may expose the Company to greater risk of loss as compared to an adverse development associated with a consumer loan borrower.
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
Risks Related to Legal, Regulatory and Policy Matters

The Company operates in a highly regulated environment and may be adversely impacted by changes in industry practices, laws, regulations, and accounting standards. Any change in the industry practices, laws, regulations or accounting standards and failure by the Company to comply with such changes, or a change in regulators’ supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve, other state or federal regulators, the U.S. Congress, or the Massachusetts legislature could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows. Additionally, aspects of current or proposed regulatory or legislative changes to laws applicable in the financial services industry, including the adoption of new rules or more aggressive examination and enforcement by the Company’s regulators over its overdraft protection practices, have led certain banking organizations to modify their overdraft protection programs, including the imposition of overdraft transaction fees. These competitive pressures from the Company’s peers could cause the Company to modify its program and practices in ways that may negatively impact the profitability of the Company’s business activities and expose it to increased business and compliance costs, which, in turn could have an adverse effect on the Company’s financial condition and results of operations.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose non-discriminatory lending and other requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the FDIC and Consumer Financial Protection Bureau ("CFPB"), are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the Community Reinvestment Act ("CRA") and other fair lending laws and regulations could result in, among other sanctions, the required payment of damages and civil monetary penalties, injunctive relief, imposition of restrictions on acquisitions and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. The costs of defending, and any adverse outcome from, any challenge with respect to our compliance with fair lending laws could damage our reputation or could have a material adverse effect on our business, financial condition or results of operations.

The Company is subject to heightened regulatory requirements and expectations, increased supervision and increased costs because the Company’s total assets exceed $10 billion. Because the Company’s total assets exceed $10 billion, the Company and the Bank are subject to heightened requirements under the Dodd-Frank Act and its implementing regulations. The Company is subject to additional regulatory requirements and expectations, increased supervision and increased costs, including: supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws; annual stress testing using assumptions for baseline, adverse and severely adverse scenarios; a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates; enhanced supervision as a larger financial institution; and a cap on the interchange fees that may be charged in certain electronic debit and prepaid card transactions under the Durbin Amendment to the Dodd-Frank Act.

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

The Company has hired additional personnel and implemented structural initiatives to address heightened regulatory requirements and expectations and in the future may need to hire additional personnel, design and implement additional internal controls and structural initiatives, or otherwise commit additional significant financial resources to regulatory compliance, any of which could have a significant impact on the Company's business, financial condition or results of operations.
The impact of changes to the Internal Revenue Code or federal, state or local taxes may adversely affect the Company’s financial results or business.  The Company is subject to changes in tax law which could impact the Company's effective tax rate.  Tax law changes may or may not be retroactive to previous periods and could negatively affect the current and future financial performance of the Company. Changes in enacted tax rates are recognized when promulgated and therefore could have a material impact on the Company's results.

Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect the Company’s business, financial condition, or results of operations.   The LIBOR is used extensively in the United States and globally as a reference rate for various commercial and financial contracts, including adjustable-rate mortgages, corporate debt, interest rate swaps and other derivatives. On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.

On November 30, 2020 the Federal Reserve Board, the FDIC and the OCC jointly announced that entering into new contracts using LIBOR as a reference rate after December 31, 2021, would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month LIBOR, and immediately after June 30, 2023, in the case of the remaining LIBOR settings. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rates Committee of the Federal Reserve has recommended the use of a Secured Overnight Funding Rate (“SOFR”), which is a backward looking secured rate as opposed to a forward looking unsecured rate.

The Company has established a working group to guide its transition from LIBOR. The working group has identified all LIBOR-related loan contracts and determined which will require amended language to incorporate an alternative reference rate. Additionally, all contracts executed subsequent to December 31, 2021 will be written with non-LIBOR terms. For derivative contracts, International Swap Dealers Association ("ISDA") has developed fallback language for swap agreements and established a protocol to allow counterparties to modify legacy trades to include the new fallback language. The Company has executed agreements with the majority of its customers to adopt the fallback language protocol. The Company continues to consider a replacement index for 2022 and beyond.

Although the Company has incorporated LIBOR replacement language in many of its governing documents, the Company will continue to have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk for the Company. As proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change the Company’s market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Further, the Company’s failure to adequately manage the transition process with its customers could impact its reputation. Although the Company is currently unable to assess what the ultimate impact of the transition from LIBOR will be, any market-wide transition away from LIBOR could adversely affect our business, financial condition and results of operations.

Claims and litigation could result in losses and damage to the Company’s reputation. From time to time as part of the Company’s normal course of business, customers, bankruptcy trustees, former customers, contractual counterparties, third parties and former employees make claims and take legal action against the Company based on its actions or inactions. If such claims and legal actions are not resolved in a manner favorable to the Company, they may result in financial liability and/or adversely affect the market perception of the Company and its products and services. This may also impact customer demand for the Company’s products and services. Any financial liability or reputational damage could have a material adverse effect on the Company’s business, financial condition and results of operations.

Changes in U.S. trade policies and other global political factors beyond the Company’s control, including the imposition of tariffs, retaliatory tariffs, or other sanctions, may adversely impact the Company's business, financial condition and results of operations. There have been, and may be in the future, changes and discussions with respect to U.S. and international trade policies, legislation, treaties and tariffs, embargoes, sanctions and other trade restrictions. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that customers import or export, or a trade war or other related governmental actions related to tariffs, international trade agreements or policies or other trade restrictions have the potential to negatively impact the Company's and/or the Bank's customers' costs, demand for the Bank's customers' products, and/or the U.S. economy or certain sectors thereof and, thus, could adversely impact the Company's business, financial condition and results of operations. In addition, to the extent changes in the global political environment, including the Russia-Ukraine conflict, have a negative impact on the Company or on the markets in which the Company operates, business, results of operations and financial condition could be materially and adversely impacted in the future.
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

The Company may not realize the value of strategic investments and strategic initiatives that we pursue and such investments and initiatives could divert resources or introduce unforeseen risks to the Company’s business. The Company may execute strategic initiatives or make other strategic investments in businesses, products, technologies or platforms to enhance or grow its business. These strategic initiatives and investments may introduce new costs or liabilities which could impact the Company’s ability to grow or maintain acceptable performance. The Company may be unable to integrate systems, personnel or technologies from its strategic investments and initiatives. Strategic investments and initiatives may also present unforeseen legal, regulatory or other challenges that the Company may not be able to manage effectively. The planning and integration of a strategic investment or initiative may shift employee time and other resources which could impair the Company’s ability to focus on our core business. New strategic investments and strategic initiatives may not perform as expected due to lack of acceptance by customers or employees, higher than forecasted costs or losses, lengthy transition periods, synergies or savings not being realized and a variety of other factors. This may result in a delay or unrealized benefit, or in some cases, increased costs or other unforeseen risks to the Company’s business.
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
Deterioration in the performance or financial position of the Federal Home Loan Bank ("FHLB") of Boston might restrict the FHLB of Boston’s ability to meet the funding needs of its members, cause a suspension of its dividend, and cause its stock to be determined to be impaired.    When necessary, components of the Bank’s liquidity needs are met through its access to funding pursuant to its membership in the FHLB of Boston. The FHLB of Boston is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLB of Boston is to obtain funding. The purchase of stock in the FHLB of Boston is a requirement for a member to gain access to funding. Any deterioration in the FHLB of Boston’s performance or financial condition may affect the Company’s ability to access funding and/or require the Company to deem the required investment in FHLB of Boston stock to be impaired. If the Company is not able to access funding, it may not be able to meet its liquidity needs, which could have an adverse effect on the results of operations or financial condition. Similarly, if the Company deems all or part of its investment in FHLB of Boston stock impaired, such action could have a material adverse effect on the Company's results of operations or financial condition.
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
From time to time, the FASB and the SEC change applicable guidance governing the form and content of the Company’s financial statements. In addition, accounting standard setters and those who interpret GAAP, such as the FASB, SEC, and banking regulators, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue, and may accelerate. Changes in GAAP and current interpretations are beyond the Company’s control, can be hard to predict and could materially impact how the Company reports its financial results and condition. In certain cases, the Company could be required to apply new or revised guidance retroactively or apply existing guidance differently (also retroactively), which may result in the Company restating prior period financial statements for material amounts. Additionally, significant changes to GAAP may require costly technology changes, additional training and personnel, and other expenses that could materially adversely affect the Company’s results of operations.
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
Information security risks have increased because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Many financial institutions and service providers to financial institutions have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, denial-of-service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. The Company frequently experiences attempted cyber-security attacks against its systems, and expects such attacks will continue, and may intensify, in the future. Although to date the Company has not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer losses in the future.
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
Legislation and regulation in the area of cyber-security and data privacy have been increasing in recent years, and although the Company makes and will continue to make reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that the Company will not be subject to regulatory action or monetary penalties in the event of an incident.
The Company relies on its systems, employees and certain service providers, and if the Company experiences a system failure or if the Company's security measures are compromised or inadequate, the operations could be disrupted or the customer data could be improperly divulged. The Company faces the risk that the design of its controls and procedures, including those designed to mitigate the risk of fraud by employees or outside third parties, may be inadequate or be circumvented, thereby causing delays or failures in detection of errors or inaccuracies in data and information. The Company regularly reviews and updates the Company's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition. Since the onset of the COVID-19 pandemic, certain of the Company’s employees have been working remote and/or hybrid, which arrangements contribute to heightened cybersecurity, information security and operational risks. The Company has not experienced any material impact to the Company’s internal control over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remote and/or hybrid during the COVID-19 pandemic, but the Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal control over financial reporting to minimize any impact on the design and operating effectiveness. The Company may also be subject to disruptions of the systems arising or originating from third party services providers or from events that are wholly or partially beyond the Company's control (including, for example, electrical, internet or telecommunications outages), which may adversely impact the Company's ability to provide service to customers and result in loss, cost and expense or liability. Additionally, the Company's risk exposure to security matters has increased as the Company has increased in size and prominence in the financial services industry and may further increase in the future, as the Company continues to grow and expands its internet-based and mobile banking tools and products and services, and as a consequence of the risk inherent in system and customer account conversions associated with the integration of acquisition targets. The Company is further exposed to the risk that external service providers may be unable to fulfill their contractual obligations on matters of internet security and adequacy of services. (The Company's third party service providers are subject to many, if not all, of the same risks, including internet vulnerability and fraud operational errors by their respective employees.) The Company's due diligence on service providers and other vendor management risk migration activities designed to mitigate service provider risk may not provide full protection against all risks, and the Company's (or service providers) business continuity plans, risk management processes and procedures or security systems (including security against cyber-crime) could be inadequate. While the Company maintains a control framework designed to monitor service provider risks, the failure of a service provider to perform in accordance with the contracted arrangements and, if applicable, under service level agreements could be disruptive to the Company's operations, which could have a material adverse impact on the Company's financial condition or results of operations.
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

Responses to climate change could adversely affect the Company's business and performance, including indirectly through impacts on its customers. Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The Company and its customers may face cost increases, asset value reductions, operating process changes, and the like. Among the impacts to the Company could include a drop in demand for its products and services, particularly in certain sectors. In addition, the Company could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans.

Adverse weather conditions and natural disasters could adversely affect the Company's business or results of operations, and this risk may be exacerbated by shifts in weather patterns caused by climate change. The Company’s market area includes coastal regions that are susceptible to adverse weather conditions and natural disasters including, but not to limited to, hurricanes, blizzards and nor'easters and related flooding and wind damage. The nature and level of such natural disasters cannot be predicted and may be exacerbated by global climate change. Such events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where the Company operates, which would also impact the Company’s customers and borrowers. See also “Natural disasters, severe weather, public health crises, or other catastrophic or man-made events could have an adverse effect on the Company's business or results of operations” below.

Environmental, social and governance (“ESG”) risks could adversely affect the Company's reputation, business and performance and the trading price of its common stock. Companies are facing increasing scrutiny from investors, customers, regulators and other stakeholders related to their ESG practices and disclosure. Investors, investor advocacy groups and investment funds are also increasingly focused on these practices, especially as they relate to the environment, climate change, diversity and inclusion, workplace conduct and human capital management. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, our ability to do business with certain customers, vendors, suppliers or other third parties, and our stock price. Increased ESG-related compliance costs could result in increases to our overall operational costs which could impact our profitability. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure, which would result in increased compliance requirements and costs. Any of the foregoing could have an adverse impact on our business, financial condition or results of operations.

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

The Company continually encounters technological change. The failure to understand and adapt to these changes could negatively impact the Company's business. Financial services industries continually experience rapid technological change with frequent introductions of new technology-driven products and services. An effective use of technology can increase efficiency, enable financial institutions to better serve customers, and reduce costs. Additionally, as a result of COVID-19, customers have become more reliant on, and their expectations have increased with respect to, new technology- driven products and services. However, some new technologies needed to compete effectively result in incremental operating costs and capital investments. The Company's future success depends in part upon its ability to continue to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of the Company's competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers within the same time frame as its large competitors or within the time frame expected by its customers. Failure to successfully keep pace with technological change affecting the financial services industry could lead to loss of customers and could have a material adverse impact on the Company's business and, in turn, its financial condition and results of operations.

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

Natural disasters, severe weather, public health crises or other catastrophic or man-made events could have an adverse effect on the Company's business or results of operations. The nature and level of such natural disasters, public health crises, such as pandemics or epidemics, or man-made events, including political events such as war, civil unrest or terrorist attacks, and other catastrophic events cannot be predicted. Such events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where the Company operates. The Company's borrowers may suffer property damage, experience interruption of their businesses or lose their jobs, which may negatively impact the ability of these borrowers to make deposits with the Company or repay their loans or negatively impact values of collateral securing loans, any of which could result in losses and increased provisions for credit losses. Additionally, the occurrence of these events could harm the Company's operations thorough interference with communications, including the interruption or loss of its computer systems which could prevent the gathering of deposits, originating loans and processing and controlling business flow, as well as through the destruction of facilities and operational, financial and management information systems, and could cause us to incur significant costs to repair any resulting damage to the Company's property or business relationships.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
At December 31, 2021, the Bank conducted its business from its main office located at 288 Union Street, Rockland, Massachusetts, one hundred nineteen retail branches, two limited service branches and one mobile branch located within Barnstable, Bristol, Dukes, Essex, Middlesex, Nantucket, Norfolk, Plymouth, Suffolk and Worcester counties in Eastern Massachusetts. In addition to its main office, the Bank leased seventy-three of its branches (including two limited service branches) and owned the remaining forty-nine branches. In addition to these branch locations, the Bank had twenty-nine remote ATM locations, all of which are leased. These properties include the branches acquired in connection with the Meridian acquisition.
The Bank’s executive administration offices are located in Hanover, Massachusetts while the remaining administrative and operations locations are housed in several different campuses. Additionally, there are a number of sales offices not associated with a branch location throughout the Bank’s footprint.
For additional information regarding the Bank’s premises and equipment and lease obligations, see Notes 6, "Bank Premises and Equipment" and 18 "Leases," respectively, within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

ITEM 3.    LEGAL PROCEEDINGS
At December 31, 2021, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of such pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5. MARKET FOR INDEPENDENT BANK CORP.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a.) Independent Bank Corp.’s common stock trades on the NASDAQ Global Select Market under the symbol INDB. The Company declared aggregate cash dividends of $1.92 and $1.84 per share in 2021 and in 2020, respectively. The ratio of dividends paid to earnings in 2021 and 2020 was 51.85% and 50.21%, respectively.
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
The following schedule summarizes the closing price range of common stock and the cash dividends paid for the fiscal years 2021 and 2020:

	2021
	High	Low	Dividend
4th Quarter	$91.72	$77.29	$0.48
3rd Quarter	78.40	68.70	0.48
2nd Quarter	84.64	75.30	0.48
1st Quarter	98.62	72.60	0.48

	2020
	High	Low	Dividend
4th Quarter	$76.82	$51.33	$0.46
3rd Quarter	70.05	50.12	0.46
2nd Quarter	77.15	56.28	0.46
1st Quarter	83.43	52.37	0.46
As of February 23, 2022, there were 47,399,980 shares of common stock outstanding which were held by approximately 4,384 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s common stock on December 31, 2021 was $81.53.
The information required by S-K Item 201(d) is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Report.
Comparative Stock Performance Graph
The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2016 to December 31, 2021 to the cumulative total return of the NASDAQ Composite Index (U.S. Companies) and the KBW NASDAQ Bank Index. The lines in the graph and the numbers in the table below represent yearly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the yearly interval, based on the last day of a fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2016 (which assumes that $100.00 was invested in each of the series on December 31, 2016).
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
The following chart depicts the total return performance of the Company:
(b.) Not applicable

(c.) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2021:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
October 1 to October 31, 2021	—	$—	—	—
November 1 to November 30, 2021	27	89.81	—	—
December 1 to December 31, 2021	—	—	—	—
Total	27	$89.81	—	—
(1)Shares purchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants and related tax withholding.

On January 20, 2022, the Company announced a stock buyback plan which authorizes repurchases by the Company of up to $140 million in common stock. The stock buyback plan was approved by the Company's Board of Directors, pending the receipt of non-objection from the Federal Reserve, which was received on January 19, 2022. Repurchases under the plan may be made from time to time on the open market and in privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The extent to which the Company repurchases shares and the size and timing of these repurchases will depend on a variety of factors, including pricing, market and economic conditions, the Company’s capital position and amount of retained earnings and legal and contractual requirements. The repurchase plan is scheduled to expire January 18, 2023 and may be modified, suspended or discontinued without prior notice at any time.

ITEM 6.    [RESERVED]

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

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company's financial position or operating results. The Company is focused on organic growth, but will also consider acquisition opportunities that are expected to provide a satisfactory financial return, including the recent acquisition of Meridian Bancorp., Inc. ("Meridian") and its subsidiary, East Boston Savings Bank, which closed during the fourth quarter of 2021. The acquisition resulted in the net addition of twenty-seven branch locations and includes the acquisition of $4.9 billion in loans, and the assumption of $4.4 billion in deposits, and $576.1 million of borrowings, each at fair value. The acquired borrowings were paid off in full immediately subsequent to the acquisition.

The Company's business has been, and continues to be impacted by the ongoing COVID-19 pandemic, however it remains committed to supporting and working with its customers as they navigate through uncertain times. While the full macroeconomic impacts of the COVID-19 pandemic have yet to be fully determined, overall conditions have begun to improve as a result of vaccine availability, leading to the re-opening of businesses and loosening of certain travel restrictions and social distancing measures. Despite the observed improvements, the future outlook with regard to the COVID-19 pandemic remains uncertain, with the possibility for resurgences of COVID-19 or other variants of the virus and other factors described under Item 1A. Risk Factors under "Risks Related to the COVID-19 Pandemic." As a result, the Company is not able to provide any assurances that the Company’s earnings, asset quality, regulatory capital ratios and economic condition will not be adversely impacted on a short term or long term basis.

Interest-Earning Assets

Management’s asset strategy typically emphasizes loan growth, however, the mix of the Company's interest earning assets has experienced volatility in recent periods due to the unique operating environment. For 2021, the increase in interest-earning assets was driven primarily by an increase in commercial loan balances, primarily reflecting the acquisition of Meridian's $4.5 billion commercial portfolio, offset partially by a net reduction in PPP loan balances of $616.2 million during the year ended December 31, 2021. The Company continued to experience elevated levels of interest earning cash, driven by significant growth in deposits during 2021, a portion of which the Company elected to deploy into investment securities resulting in net growth of the securities portfolio of $1.5 billion during the year. The following table summarizes the Company's interest-earning assets as of December 31st for each year presented:

Interest-Earning Assets
$ (billions)
18
16
14
12
10
8
6
4
2
0
$7.4
$0.1
$1.9
$4.5
$0.9
$8.1
$0.1
$2.1
$4.9
$1.0
$10.2
$0.1
$2.8
$6.1
$1.2
$11.7
$1.1
$2.4
$7.0
$1.2
$18.4
$2.1
$2.7
$10.9
$2.7
2017
2018
2019
2020
2021
Securities
Commercial loans
Consumer loans
Other interest-earning assets

Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and credit losses.

Funding and the Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth with a management emphasis on core deposit growth to fund loans. During 2021, the Company experienced significant growth in deposits, which increased $5.9 billion, or 53.9%, from December 31, 2020 to $16.9 billion. This increase was primarily attributable to Meridian acquired deposit balances of $4.4 billion, along with robust new account opening activity. The following chart shows the sources of funding and the percentage of core deposits to total deposits as of December 31st for the trailing five years:

Sources of Funding
20
18
16
14
12
10
8
6
4
2
0
$ (billions)
400%
350%
300%
250%
200%
150%
100%
50%
0%
$7.1
$6.7
90.1%
$7.7
7.4
88.7%
$9.5
$9.1
79.9%
$11.2
11.0
89.6%
$17.1
$16.9
84.5%
2017
2018
2019
2020
2021
Deposits
Borrowings
% of Core Deposits

The Company's core deposits decreased to 84.5% of total deposits at December 31, 2021, in comparison to the prior year, reflective of a higher ratio of non-core time and brokered deposits acquired from Meridian. The cost of deposits at

December 31, 2021 was 0.07%, a 20 basis point decrease compared to December 31, 2020 due primarily to managed deposit rate reductions across all products.
The Company's net interest margin was 3.02% for the year ended December 31, 2021, representing a 27 basis point decrease from the comparative 2020 period, which primarily reflects the elevated levels of excess liquidity throughout 2021.

The following table shows the net interest margin and cost of deposits trends for the trailing five year period:

Noninterest Income

Non-interest income represented 20.9% of the Company's total revenue for 2021, and is primarily comprised of deposit account fees, interchange and ATM fees, investment management fees and mortgage banking income. The following chart shows the components of noninterest income over the past five years:

Expense Control
Management seeks to take a balanced approach to noninterest expense control by monitoring ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits, as well as expenses associated with buildings and equipment. Noninterest expense for the year ended December 31, 2021 was also inclusive of $40.8 million in merger related costs associated with the Meridian acquisition.

The following chart depicts the Company's efficiency ratio on a U.S. GAAP basis (calculated by dividing noninterest expense by the sum of noninterest income and net interest income), as well as the Company's efficiency ratio on a non-GAAP operating basis, (calculated by dividing noninterest expense, excluding certain noncore items, by the sum of noninterest income, excluding certain noncore items, and net interest income) over the past five years:
*See "Non-GAAP Measures" below for a reconciliation to U.S. GAAP financial measures.

Capital

The Company's approach with respect to revenue and expense is designed to promote long-term earnings growth, which in turn contributes to capital growth. At December 31, 2021, the Company's tangible book value per share was $42.25, representing an increase of 18.7% from the prior year, reflecting the immediate accretive impact of the Meridian acquisition, as well as earnings retention. The following chart shows the Company's book value and tangible book value per share over the past five years:

*See "Non-GAAP Measures" below for a reconciliation to U.S. GAAP financial measures.

Cash dividends declared by the Company increased from an aggregate of $1.84 per share in 2020 to $1.92 per share in 2021, representing an increase of 4.3%.

2021 Results

Net income for 2021 was $121.0 million, or $3.47 on a diluted earnings per share basis, as compared to $121.2 million, or $3.64 per diluted share, for the prior year. While results for the year ended December 31, 2021 included $40.8 million in merger related costs associated with the Meridian acquisition, they were positively impacted by reduced levels of loan provisioning in comparison to the prior year, as the Company recorded a total credit loss provision of $18.2 million in 2021, representing a decrease of 65.3% from $52.5 million for the twelve months ended December 31, 2020. The current year provision was the net result of $50.7 million in initial allowance reserves recorded on non-purchased credit deteriorated ("non-PCD") loans acquired from Meridian, partially offset by a reversal of credit loss expense of $32.5 million, primarily reflecting improvements in overall macro-economic forecast assumptions and continued strong asset quality metrics.

Net income for 2021 and 2020 included items that are considered noncore, which are excluded for purposes of assessing operating earnings. Net operating earnings for 2021 were $187.6 million, or $5.38 on a diluted earnings per share basis, an increase of 54.2% and 47.0%, respectively, when compared to net operating earnings of $121.7 million, or $3.66 per diluted share, for the year ended December 31, 2020. See "Non-GAAP Measures" below for a reconciliation of net operating earnings and diluted earnings per share to U.S. GAAP net income and earnings per share, respectively.

2022 Outlook

During the Company's fourth quarter 2021 earnings call, the Company provided the following key expectations regarding business activity to serve as near term guidance into the year 2022:

•Despite healthy loan closing expectations, loan balances for the year are expected to contract at a low single digit percentage, due primarily to reductions in the remaining PPP balances and a continued level of attrition attributable to Meridian balances, which is anticipated to offset legacy core growth in the low to mid single digit range. Upon stabilization of the acquired balances, modest net loan growth is expected, which is targeted for late 2022 and into early 2023. Additionally, any increases in line utilization would be expected to serve as a catalyst to stronger loan growth;

•The outlook for deposit balances remain somewhat uncertain, with core household growth remaining a priority, while time deposit attrition and some modest level of acquired deposit balance runoff is expected in the first half of the year;

•Net interest income is anticipated to include the recognition of the remaining $5.9 million in PPP fees, and may reflect quarter over quarter volatility due primarily to purchase accounting loan accretion. However, assuming no changes in interest rates from the Federal Reserve and a continued measured approach of increasing securities balances, and excluding PPP fee income and purchase accounting, management estimates the core margin to be in the 2.9 to 3.0% range for the full year;

•Assuming continued expected improvement in general economic factors and no major change in overall asset quality, the provision for credit loss is expected to continue to track at levels below net charge-offs, which the Company anticipates to be well contained;

•Non-interest income is expected to be primarily impacted by the following:

◦Reflecting the current rate environment and year end mortgage pipeline levels, a majority portion of closing activity is expected to be retained in the portfolio, which will drive decreases in mortgage banking income in the short term while contributing modestly to net interest income;
◦Wealth management income is expected to continue to reflect positive net inflows of new money plus market appreciation or depreciation impact;
◦Assuming that expectations over Federal Reserve interest rate increases remain high, management anticipates loan level derivative income to increase from the full year 2021 results, though likely lower than the Company's 2020 record levels;

•Regarding non-interest expense, with the majority of the systems and contract terminations already completed in 2021, the Company is confident in the 45% cost savings assumptions originally announced with the Meridian deal, while increasing the legacy spending at a mid-single digit percentage rate when compared to pre-Meridian 2021 results; and,
•The full year tax rate is expected to be in the 24-25% range, with a typical first quarter low point reflective of discrete equity compensation vesting benefits.

Non-GAAP Measures

When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for credit losses, and the impact of income taxes and other noncore items shown in the table that follows. There are items that impact the Company's results that management believes are unrelated to its core banking business such as gains or losses on the sales of securities, merger and acquisition expenses, provision for credit losses on acquired portfolios, loss on extinguishment of debt, impairment, and other items, such as one-time adjustments as a result of changes in laws and regulations. Management, therefore, excludes items management considers to be noncore when computing the Company’s non-GAAP operating earnings and operating EPS, noninterest income on an operating basis and efficiency ratio on an operating basis. Management believes excluding these items facilitates greater visibility into the Company’s core banking business and underlying trends that may, to some extent, be obscured by inclusion of such items.

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

The following table summarizes the impact of noncore items on net income and reconciles non-GAAP net operating earnings to net income available to common shareholders for the periods indicated:

	Net Income		Diluted Earnings Per Share
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)

Net income available to common shareholders (GAAP)	$120,992	$121,167	$3.47	$3.64
Non-GAAP adjustments
Provision for non-PCD acquired loans	50,705	—	1.45	—
Noninterest expense components
Add: loss on termination of derivatives	—	684	—	0.03
Add: merger and acquisition expenses	40,840	—	1.17	—
Noncore increases to income before taxes	91,545	684	2.62	0.03
Net tax benefit associated with noncore items (1)	(24,899)	(192)	(0.71)	(0.01)
Noncore increases to net income	$66,646	$492	$1.91	$0.02
Net operating earnings (Non-GAAP)	$187,638	$121,659	$5.38	$3.66
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

The following table summarizes the impact of noncore items with respect to the Company's total revenue, noninterest income as a percentage of total revenue, and the efficiency ratio for the periods indicated:

	Years Ended December 31
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Net interest income	$401,559	$367,728	$393,135	$298,165	$258,860	(a)

Noninterest income (GAAP)	$105,850	$111,440	$115,294	$88,505	$82,994	(b)
Less:
Gain on sale of loans	—	—	951	—	—
Noninterest income on an operating basis (non-GAAP)	$105,850	$111,440	$114,343	$88,505	$82,994	(c)

Noninterest expense (GAAP)	$332,529	$273,832	$284,321	$225,969	$204,359	(d)
Less:
Loss on termination of derivatives	—	684	—	—	—
Merger and acquisition expenses	40,840	—	26,433	11,168	3,393
Noninterest expense on an operating basis (non-GAAP)	$291,689	$273,148	$257,888	$214,801	$200,966	(e)

Total revenue (GAAP)	$507,409	$479,168	$508,429	$386,670	$341,854	(a+b)
Total operating revenue (non-GAAP)	$507,409	$479,168	$507,478	$386,670	$341,854	(a+c)

Ratios
Noninterest income as a % of revenue	20.86%	23.26%	22.68%	22.89%	24.28%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (non-GAAP)	20.86%	23.26%	22.53%	22.89%	24.28%	(c/(a+c))
Efficiency ratio (GAAP)	65.53%	57.15%	55.92%	58.44%	59.78%	(d/(a+b))
Efficiency ratio on an operating basis (non-GAAP)	57.49%	57.00%	50.82%	55.55%	58.79%	(e/(a+c))

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	Years Ended December 31
	2021	2020	2019	2018	2017
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders’ equity	$3,018,449	$1,702,685	$1,708,143	$1,073,490	$943,809	(a)
Less: Goodwill and other intangibles	1,017,844	529,313	535,492	271,355	241,147
Tangible common equity (Non-GAAP)	2,000,605	1,173,372	1,172,651	802,135	702,662	(b)
Tangible assets
Assets (GAAP)	20,423,405	13,204,301	11,395,165	8,851,592	8,082,029	(c)
Less: Goodwill and other intangibles	1,017,844	529,313	535,492	271,355	241,147
Tangible assets (Non-GAAP)	$19,405,561	$12,674,988	$10,859,673	$8,580,237	$7,840,882	(d)

Common shares	47,349,778	32,965,692	34,377,388	28,080,408	27,450,190	(e)

Common equity to assets ratio (GAAP)	14.78%	12.89%	14.99%	12.13%	11.68%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	10.31%	9.26%	10.80%	9.35%	8.96%	(b/d)
Book value per share (GAAP)	$63.75	$51.65	$49.69	$38.23	$34.38	(a/e)
Tangible book value per share (Non-GAAP)	$42.25	$35.59	$34.11	$28.57	$25.60	(b/e)

SELECTED FINANCIAL DATA
The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.
Table 1 - Selected Financial Data

	As of or for the Years Ended December 31
	2021	2020	2019	2018	2017
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$2,664,859	$1,162,317	$1,190,670	$1,075,223	$946,510
Loans	13,587,286	9,392,866	8,873,639	6,906,194	6,355,553
Allowance for credit losses	(146,922)	(113,392)	(67,740)	(64,293)	(60,643)
Goodwill and other intangibles	1,017,844	529,313	535,492	271,355	241,147
Total assets	20,423,405	13,204,301	11,395,165	8,851,592	8,082,029
Deposits	16,917,044	10,993,170	9,147,367	7,427,120	6,729,253
Borrowings	152,374	181,060	303,103	258,707	323,698
Stockholders’ equity	3,018,449	1,702,685	1,708,143	1,073,490	943,809
Nonperforming loans	27,820	66,861	48,049	45,418	49,638
Nonperforming assets	27,820	66,861	48,049	45,418	50,250
Operating data
Interest income	$415,276	$402,069	$447,014	$323,701	$277,194
Interest expense	13,717	34,341	53,879	25,536	18,334
Net interest income	401,559	367,728	393,135	298,165	258,860
Provision for credit losses	18,205	52,500	6,000	4,775	2,950
Noninterest income	105,850	111,440	115,294	88,505	82,994
Noninterest expenses	332,529	273,832	284,321	225,969	204,359
Net income	120,992	121,167	165,175	121,622	87,204
Per share data
Net income — basic	$3.47	$3.64	$5.03	$4.41	$3.19
Net income — diluted	3.47	3.64	5.03	4.40	3.19
Cash dividends declared	1.92	1.84	1.76	1.52	1.28
Book value	63.75	51.65	49.69	38.23	34.38
Tangible book value (1)	42.25	35.59	34.11	28.57	25.60
Performance ratios
Return on average assets	0.81%	0.96%	1.52%	1.46%	1.11%
Return on average common equity	6.34%	7.13%	10.85%	12.31%	9.55%
Net interest margin (on a fully tax equivalent basis)	3.02%	3.29%	4.04%	3.91%	3.60%
Dividend payout ratio	51.85%	50.21%	32.25%	33.03%	39.04%
Asset quality ratios
Nonperforming loans as a percent of gross loans	0.20%	0.71%	0.54%	0.66%	0.78%
Nonperforming assets as a percent of total assets	0.14%	0.51%	0.42%	0.51%	0.62%
Allowance for credit losses as a percent of total loans	1.08%	1.21%	0.76%	0.93%	0.95%
Allowance for credit losses as a percent of nonperforming loans	528.12%	169.59%	140.98%	141.56%	122.17%
Capital ratios
Equity to assets	14.78%	12.89%	14.99%	12.13%	11.68%
Tangible equity to tangible assets (1)	10.31%	9.26%	10.80%	9.35%	8.96%
Tier 1 leverage capital ratio	12.03%	9.56%	11.28%	10.69%	10.04%
Common equity tier 1 capital ratio	14.30%	12.67%	12.86%	11.92%	11.20%
Tier 1 risk-based capital ratio	14.30%	13.34%	13.53%	12.99%	12.31%
Total risk-based capital ratio	16.04%	15.13%	14.83%	14.45%	13.82%
(1)     Represents a non-GAAP measurement. For reconciliation to GAAP measurement, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures".

Financial Position
Securities Portfolio    The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale and securities which management intends to hold until maturity. Securities increased by $1.5 billion, or 129.3%, at December 31, 2021 as compared to December 31, 2020, reflecting $1.9 billion of purchases, offset by paydowns, calls and maturities. Purchases made during 2021 reflect the Company's direct strategy to deploy a portion of excess cash balances into investment securities, and accordingly the ratio of securities to total assets increased to 13.05% at December 31, 2021, as compared to 8.80% at December 31, 2020. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the CECL methodology. Further details regarding the Company's measurement of expected credit losses on investment securities can be found in Note 1, "Summary of Significant Accounting Policies" within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

The following table sets forth the fair value of available for sale securities and the amortized cost of held to maturity securities along with the percentage distribution:
Table 2 - Securities Portfolio Composition

	December 31
	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$215,482	13.7%	$24,116	5.8%
U.S. treasury securities	861,448	54.8%	—	—%
Agency mortgage-backed securities	363,933	23.2%	233,629	56.6%
Agency collateralized mortgage obligations	79,677	5.1%	91,683	22.2%
State, county and municipal securities	203	—%	807	0.2%
Single issuer trust preferred securities issued by banks	491	—%	488	0.1%
Pooled trust preferred securities issued by banks and insurers	1,000	0.1%	1,056	0.3%
Small business administration pooled securities	48,914	3.1%	61,081	14.8%
Total fair value of securities available for sale	1,571,148	100.0%	412,860	100.0%
Amortized cost of securities held to maturity
U.S. government agency securities	32,987	3.1%	—	—%
U.S. treasury securities	102,560	9.6%	4,017	0.6%
Agency mortgage-backed securities	493,012	46.2%	356,085	49.1%
Agency collateralized mortgage obligations	415,736	39.0%	335,993	46.4%
Single issuer trust preferred securities issued by banks	1,500	0.1%	1,500	0.2%
Small business administration pooled securities	21,023	2.0%	26,917	3.7%
Total amortized cost of securities held to maturity	1,066,818	100.0%	724,512	100.0%
Total	$2,637,966		$1,137,372

The Company’s available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as level 3 within the fair value hierarchy. At December 31, 2021 and 2020, the Company had no securities categorized as level 3 within the fair value hierarchy.

The following table sets forth the weighted average yield for each range of contractual maturities of the Bank’s held to maturity securities portfolio at December 31, 2021. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields in the table below have been calculated based on the amortized cost of the security.
Table 3 - Securities Portfolio, Weighted Average Yields

	Within One Year	One Year to Five Years	Five Years to Ten Years	Over Ten Years	Total
	Weighted Average Yield
	(Dollars in thousands)
U.S. government agency securities	—	0.5%	—	—	0.5%
U.S. Treasury securities	1.6%	—	1.3%	—	1.3%
Agency mortgage-backed securities	—	3.1%	1.7%	2.5%	2.0%
Agency collateralized mortgage obligations	—	—	—	1.4%	1.4%
Single issuer trust preferred securities issued by banks	—	—	8.3%	—	8.3%
Small business administration pooled securities	—	—	—	2.6%	2.6%
Total	1.6%	0.7%	1.6%	1.8%	1.7%
As of December 31, 2021, the weighted average life of the securities portfolio was 4.70 years and the modified duration was 4.50 years.

At December 31, 2021, the aggregate book value of securities issued by Fannie Mae, Freddie Mac and the U.S. Department of the Treasury exceeded 10% of stockholders' equity, accordingly the following table disclosed the aggregate book value and market value of these securities at December 31, 2021:
Table 4 - Aggregate Book Value and Market Value of Select Securities

	Aggregate Book Value	Aggregate Market Value
	(Dollars in thousands)
Securities issued by:
Fannie Mae	$1,031,548	$1,027,148
Freddie Mac	383,491	381,591
U.S. Department of the Treasury	976,028	963,690
Total	$2,391,067	$2,372,429

Residential Mortgage Loan Sales    The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. The Company originates residential loans with the intention of selling them in the secondary market or holding them in the Company's residential real estate portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no material losses related to mortgage repurchases during the years ended December 31, 2021, 2020, and 2019.

The Company experienced strong closing volumes within the residential real estate portfolio during the twelve months ended December 31, 2021, with a larger portion of new residential real estate closings being retained in the portfolio rather than sold into the secondary market as compared to prior year periods. The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market for the periods indicated:

Table 5 - Closed Residential Real Estate Loans

	Years Ended December 31
	2021	2020	2019
	(Dollars in thousands)
Held in portfolio	$411,850	$223,544	$193,884
Sold or held for sale in the secondary market	756,025	885,778	632,627
Total closed loans	$1,167,875	$1,109,322	$826,511

The table below reflects additional information related to loans which were sold during the periods indicated:

Table 6 - Residential Mortgage Loan Sales

	Years Ended December 31
	2021	2020	2019
	(Dollars in thousands)
Sold with servicing rights released	$772,234	$816,996	$474,571
Sold with servicing rights retained (1)	11,116	45,830	127,713
Total loans sold	$783,350	$862,826	$602,284
(1)All loans sold with servicing rights retained during the year ended December 31, 2021 were sold without recourse, while loans sold during the years ended December 31, 2020 and 2019 loans were sold with recourse.

    When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneously with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $382.6 million at December 31, 2021 (inclusive of $67.0 million of loans serviced acquired from the Meridian acquisition) and $453.7 million at December 31, 2020.

    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 7 - Mortgage Servicing Asset

	2021	2020
	(Dollars in thousands)
Beginning balance	$2,365	$5,116
Additions	95	429
Acquired portfolio	493	—
Amortization	(1,011)	(1,246)
Change in valuation allowance	685	(1,934)
Ending balance	$2,627	$2,365
See Note 11, "Derivatives and Hedging Activities," within the Notes to Consolidated Financial Statements included in Item 8 of this Report for more information on mortgage activity and mortgage related derivatives.

Loan Portfolio    The Company’s loan portfolio increased by $4.2 billion during 2021, primarily due to the Meridian loans acquired. This increase was offset partially by a decrease in PPP loan balances of $575.7 million, or 72.7%, bringing total outstanding PPP loan balances to $216.2 million at December 31, 2021.

The following table summarizes loan growth/decline during the periods indicated:
Table 8 - Components of Loan Growth/(Decline)

	December 31	December 31	Meridian	Organic Growth/	Organic Growth/
	2021	2020	Acquisition	(Decline) $	(Decline) %
	(Dollars in thousands)
Commercial and industrial (1)	$1,563,279	$2,103,152	$110,359	$(650,232)	(30.9)%
Commercial real estate	7,992,344	4,173,927	3,702,407	116,010	2.8%
Commercial construction	1,165,457	553,929	691,978	(80,450)	(14.5)%
Small business	193,189	175,023	1,552	16,614	9.5%
Residential real estate	1,604,686	1,296,183	338,959	(30,456)	(2.3)%
Home equity	1,039,611	1,068,790	54,355	(83,534)	(7.8)%
Other consumer	28,720	21,862	9,339	(2,481)	(11.3)%
Total loans	$13,587,286	$9,392,866	$4,908,949	$(714,529)	(7.6)%
(1)Organic loan growth/(decline) within commercial and industrial in the table above includes $40.5 million in Meridian acquired PPP loans, resulting in an organic decrease in PPP loan balances of $616.2 million.

Excluding PPP activity, the organic commercial portfolio increased compared to the prior year, as strong pipelines and closing activity were counterbalanced by elevated payoffs and lower line utilization levels. On the consumer side, balances declined across all portfolios on an organic basis, largely attributable to increased prepayments and refinancing activity, as well as lower home equity line utilization.

The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated:
Table 9 - Loan Portfolio Composition

	December 31
	2021		2020
	(Dollars in thousands)
	Amount	Percent	Amount	Percent
Commercial and industrial	$1,563,279	11.5%	$2,103,152	22.4%
Commercial real estate	7,992,344	58.8%	4,173,927	44.4%
Commercial construction	1,165,457	8.6%	553,929	5.9%
Small business	193,189	1.4%	175,023	1.9%
Residential real estate	1,604,686	11.8%	1,296,183	13.8%
Home equity	1,039,611	7.7%	1,068,790	11.4%
Other consumer	28,720	0.2%	21,862	0.2%
Gross loans	13,587,286	100.0%	9,392,866	100.0%
Allowance for credit losses	(146,922)		(113,392)
Net loans	$13,440,364		$9,279,474

The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2021. Loans having no schedule of repayments or no stated maturity are reported as being due in greater than five years. The following table also sets forth the rate structure of loans scheduled to mature after one year:
Table 10 - Scheduled Contractual Loan Amortization

	December 31, 2021
	Commercial and Industrial	Commercial Real Estate	Commercial Construction (1)	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$393,334	$1,466,465	$253,926	$46,084	$48,390	$28,756	$19,227	$2,256,182
After one year through five years	886,764	2,909,009	436,520	91,935	203,574	97,974	9,189	4,634,965
After five years through fifteen years	270,267	2,626,313	277,948	54,782	560,447	871,011	304	4,661,072
After fifteen years	12,914	990,557	197,063	388	792,275	41,870	—	2,035,067
Total	$1,563,279	$7,992,344	$1,165,457	$193,189	$1,604,686	$1,039,611	$28,720	$13,587,286

Interest rate terms on amounts due after one year:
Fixed rate	$449,304	$2,278,509	$452,686	$98,428	$1,170,201	$332,746	$9,493	$4,791,367
Adjustable rate	$720,641	$4,247,370	$458,845	$48,677	$386,095	$678,109	$—	$6,539,737
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

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 11 - Nonperforming Assets

	December 31
	2021	2020
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$3,439	$34,729
Commercial real estate	10,870	10,195
Small business	44	825
Residential real estate	9,182	15,528
Home equity	3,781	5,427
Other consumer	504	156
Total (1)	27,820	66,860
Loans past due 90 days or more but still accruing
Other consumer	—	1
Total	—	1
Total nonperforming loans	27,820	66,861
Other real estate owned	—	—
Total nonperforming assets	$27,820	$66,861
Nonperforming loans as a percent of gross loans	0.20%	0.71%
Nonperforming assets as a percent of total assets	0.14%	0.51%
(1)Included in these amounts were nonaccrual TDRs of $2.0 million at December 31, 2021, and $22.2 million at December 31, 2020.

The following table summarizes the changes in nonperforming assets for the periods indicated:

Table 12 - Activity in Nonperforming Assets

	2021	2020
	(Dollars in thousands)
Nonperforming assets beginning balance	$66,861	$48,049
Acquired nonperforming loans	4,463	—
New to nonperforming	13,080	97,632
Loans charged-off	(4,944)	(8,446)
Loans paid-off /sold	(39,039)	(57,666)
Loans restored to accrual status	(13,068)	(12,692)
Other	467	(16)
Nonperforming assets ending balance	$27,820	$66,861

The following table sets forth information regarding TDR loans at the dates indicated:
Table 13 - Troubled Debt Restructurings

	December 31
	2021	2020
	(Dollars in thousands)
Performing troubled debt restructurings	$14,635	$16,983
Nonaccrual troubled debt restructurings	1,993	22,209
Total	$16,628	$39,192
Performing troubled debt restructurings as a % of total loans	0.11%	0.18%
Nonaccrual troubled debt restructurings as a % of total loans	0.01%	0.24%
Total troubled debt restructurings as a % of total loans	0.12%	0.42%

The following table summarizes changes in TDRs for the periods indicated:

Table 14 - Activity in Troubled Debt Restructurings

	2021	2020
	(Dollars in thousands)
TDRs beginning balance	$39,192	$44,365
New to TDR status	3,918	2,912
Paydowns/sold loans	(26,466)	(8,063)
Charge-offs	(16)	(22)
TDRs ending balance	$16,628	$39,192

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:
Table 15 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Years Ended December 31
	2021	2020	2019
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$2,721	$2,604	$3,000
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$895	$1,720	$1,330

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At December 31, 2021, there were 47 relationships, with an aggregate balance of $171.0 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company. A portion of the potential problem loans identified by management have been granted a deferral in accordance with the relief options offered in response to the COVID-19 pandemic. If applicable, these potential problem loans with an active deferral as of December 31, 2021 have been included in the table below.

The Company has offered need-based payment relief options to its customers in response to the COVID-19 pandemic, primarily in the form of payment deferrals, including deferral of principal only, deferral of interest only, or a deferral of principal and interest, depending upon needs of the borrower. Loans that were modified are not accounted for as TDRs or reflected as delinquent or nonaccrual loans if the borrower was in compliance with their loan terms as of December 31, 2019. The following table summarizes remaining active deferrals as of December 31, 2021, the entirety of which were deferrals of principal only:
Table 16 - Deferrals by Modification Type

	Deferral of Principal Only	Total Portfolio	% of Total Portfolio Deferred
	(Dollars in thousands)
Commercial and industrial	$560	$1,563,279	—%
Commercial real estate (1)	382,535	9,157,801	4.2%
Business Banking	—	193,189	—%
Residential real estate	—	1,604,686	—%
Home equity	—	1,039,611	—%
Consumer	—	28,720	—%
Total active deferrals as of December 31, 2021 (2)	$383,095	$13,587,286	2.8%
(1)Balances include commercial construction deferrals.
(2)     Total active deferrals are inclusive of Meridian acquired deferrals of $194.3 million.

Allowance for Credit Losses    The allowance for credit losses is maintained at a level that management considers appropriate to provide for the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost. The allowance is adjusted by providing for credit losses through a charge to expense and by credits for recoveries of loans previously charged-off and is reduced by loans being charged-off.
In accordance with the CECL methodology, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The model estimates expected credit losses using loan level data over the contractual life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period of one year, beyond which the Company reverts to its historical long-run average over a period of 6 months. The reasonable and supportable forecast modeled in the allowance for credit losses incorporates an economic scenario which reflects management's assumptions as follows: that some uncertainty remains as the economy recovers, that the federal funds rates will remain near 0% through 2023, and that recent federal stimulus activity will be less effective as consumers are reluctant to spend the funds, that some concerns remain regarding the speed of widespread vaccine administration, and the efficacy and public acceptance of vaccines and the possibility for resurgences of COVID-19 or other variants of the virus. The Company's qualitative assessment is structured based upon nine environmental factors impacting the expected risk of loss within the loan portfolio. Loans that do not share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For loans that are individually assessed, the Company uses either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable.
The allowance for credit losses of $146.9 million at December 31, 2021 represents an increase of $33.5 million, or 29.6% compared to December 31, 2020, driven primarily by $67.2 million in initial allowance reserves recorded on the acquired Meridian loan portfolio, including $50.7 million and $16.5 million attributable to non-PCD and PCD loans, respectively. This increase in allowance was partially offset by a reversal of provision for credit losses of $32.5 million recorded for the year ended December 31, 2021, reflecting decreases in both quantitative and qualitative reserves, driven primarily by improvements in expected overall macro-economic forecast assumptions, continued strong asset quality metrics, along with lower organic loan growth.
Decreased quantitative reserves at December 31, 2021 were attributable to continued improvements in credit quality, including decreases in the weighted average probability of default across most portfolios, as well as increased stability in economic variables. Additionally, the allowance for credit losses continues to reflect elevated qualitative reserve allocations to those loan segments that management considers to have heightened loss exposure associated with the COVID-19 pandemic, however the amount of this elevated reserve has decreased and contributed to the release of reserves as COVID-19 restrictions have lessened. Further qualitative reserves related to loans with non-owner occupied real estate and junior lien home equity collateral positions were also reduced as performance trends within these portfolio segments remained relatively strong during 2021.

The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:
Table 17 - Summary Net Charge-Offs to Average Loans Outstanding

	Net Charge-Off (Recoveries)	Average Amount Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	December 31, 2021
Commercial and industrial	$788	$1,823,914	0.04%
Commercial real estate	(57)	4,702,346	—%
Commercial construction	—	616,037	—%
Small business	121	180,473	0.07%
Residential real estate	(1)	1,286,470	—%
Home equity	(180)	1,025,809	(0.02)%
Other consumer	544	23,885	2.28%
Total	$1,215	$9,658,934	0.01%

	December 31, 2020
Commercial and industrial	2,020	1,858,951	0.11%
Commercial real estate	3,876	4,070,462	0.10%
Commercial construction	—	561,431	—%
Small business	347	171,839	0.20%
Residential real estate	103	1,435,655	0.01%
Home equity	(68)	1,116,005	(0.01)%
Other consumer	590	25,195	2.34%
Total	$6,868	$9,239,538	0.07%

	December 31, 2019
Commercial and industrial	(887)	1,321,798	(0.07)%
Commercial real estate	2,462	3,838,526	0.06%
Commercial construction	—	478,865	—%
Small business	387	169,381	0.23%
Residential real estate	(142)	1,483,831	(0.01)%
Home equity	(78)	1,127,425	(0.01)%
Other consumer	811	26,095	3.11%
Total	$2,553	$8,445,921	0.03%
    The Company recorded net charge-offs of $1.2 million for 2021 compared to $6.9 million and $2.6 million in 2020 and 2019, respectively. As noted in the table above, net charge-offs incurred by the Company have been minimal for the periods presented, with larger losses being isolated to individual loan workouts, and are not indicative of declining credit quality in the Company's overall loan portfolio.

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
The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 18 - Summary of Allocation of Allowance for Credit Losses

	December 31
	2021		2020
	Allowance Amount	Percent of Loans In Category of Total Loans	Allowance Amount	Percent of Loans In Category of Total Loans
	(Dollars in thousands)
Allocated Allowance
Commercial and industrial (1)	$14,402	11.5%	$21,086	22.4%
Commercial real estate	83,486	58.8%	45,009	44.4%
Commercial construction	12,316	8.6%	5,397	5.9%
Small business	3,508	1.4%	5,095	1.9%
Residential real estate	14,484	11.8%	14,275	13.8%
Home equity	17,986	7.7%	22,060	11.4%
Other consumer	740	0.2%	470	0.2%
Total	$146,922	100.0%	$113,392	100.0%
(1)Total loans in this category are inclusive of $216.2 million and $791.9 million in loans, at December 31, 2021 and 2020, respectively, which were originated as part of the PPP established by the CARES Act. These loans have been excluded from the credit loss calculations as these loans are 100% guaranteed by the U.S. Government.
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

Federal Home Loan Bank Stock    The Bank held an investment in Federal Home Loan Bank ("FHLB") of Boston, of $11.4 million and $10.3 million at December 31, 2021 and December 31, 2020, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.

Goodwill and Other Intangible Assets    Goodwill and Other Intangible Assets were $1.0 billion and $529.3 million at December 31, 2021 and December 31, 2020, respectively. The increase in 2021 is primarily due to the Meridian acquisition, partially offset by amortization of definite-lived intangibles. The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company last performed its annual goodwill impairment testing during the third quarter of 2021 and determined that the Company's goodwill was not impaired as of September 30, 2021. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes that indicated impairment of other intangible assets. For additional information regarding the goodwill and other intangible assets, see Note 7, "Goodwill and Other Intangible Assets" within the Notes to Consolidated Financial Statements included in Item 8 hereof.
    Cash Surrender Value of Life Insurance Policies    The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $289.3 million and $200.5 million at December 31, 2021 and December 31, 2020, respectively, reflecting primarily $42.9 million in policies obtained in the Meridian acquisition, in addition to new policy purchases made during 2021. The Company recorded tax exempt income from life insurance policies in the amounts of $6.4 million, $5.4 million, and $5.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company also recorded gains on life insurance benefits of $258,000, $1.0 million, and $434,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
Deposits    At December 31, 2021, total deposits were $16.9 billion, representing a $5.9 billion, or 53.9%, increase from the prior year-end, reflecting primarily $4.4 billion in balances acquired from Meridian, in addition to robust new account opening activity and the ongoing impact of government stimulus payments which resulted in organic deposit growth of $1.5 billion, or 13.5%, compared to December 31, 2020. Core deposits represented 84.5% of total deposits at December 31, 2021, reflecting primarily a higher ratio of noncore-time deposits acquired from Meridian. The total cost of deposits was 0.07% for the year ended December 31, 2021, representing a decrease from the prior year of 20 basis points.
    The Company also participates in the IntraFi Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market and amounted to $998.1 million and $237.9 million in deposits, at December 31, 2021 and December 31, 2020, respectively. In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the IntraFi Network, which amounted to $141.6 million and $8.5 million, at December 31, 2021 and December 31, 2020, respectively. The aforementioned increases in funding through both the IntraFi Network and brokered deposits during 2021 were primarily the result of deposit balances acquired from Meridian.
    Excluding the effects of the Meridian acquisition, the Company's deposits have increased on a net organic basis as compared to the prior year end as summarized in the table below:
Table 19 - Components of Deposit Growth/(Decline)

	December 31 2021	December 31 2020	Meridian Bancorp Acquisition	Organic Growth/(Decline) $	Organic Growth/(Decline) %
	(Dollars in thousands)
Noninterest-bearing demand deposits	$5,479,503	$3,762,306	$819,792	$897,405	23.9%
Savings and interest checking	6,350,016	4,047,332	1,647,600	655,084	16.2%
Money market	3,556,375	2,232,903	1,156,563	166,909	7.5%
Time certificates of deposits	1,531,150	950,629	816,477	(235,956)	(24.8)%
Total	$16,917,044	$10,993,170	$4,440,432	$1,483,442	13.5%

Scheduled maturities of time deposits not covered by deposit insurance at December 31, 2021, were as follows:
Table 20 - Maturities of Uninsured Time Deposits

December 31, 2021
(Dollars in thousands)
Due within 3 months or less	$92,441
Due after 3 months through 6 months	51,096
Due after 6 months through 12 months	53,352
Due after 12 months	141,985
Total uninsured deposits (1)	338,874
(1)Amounts of uninsured time deposits presented in the table above are estimates determined based upon a relative proportion of customer account balances in excess of FDIC insurance limits, and in a manner consistent with the Company's regulatory reporting requirements.

Borrowings    The Company's borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings decreased by $28.7 million, or 15.8%, at December 31, 2021, as compared to December 31, 2020, reflecting primarily the repayment of outstanding debt, including the maturity of a $10.0 million advance from the Federal Home Loan Bank. The Company assumed $576.1 million in borrowings as part of its acquisition of Meridian, the entirety of which was paid off subsequent to the acquisition. See Note 9, "Borrowings" within the Notes to Consolidated Financial Statements included in Item 8 of this Report for more information regarding borrowings.
Capital Resources    The Federal Reserve Board ("Federal Reserve"), the FDIC, and other regulatory agencies have established risk-based capital guidelines for banks and bank holding companies that require banks to meet a minimum Common Equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. In addition, the Company is required to maintain a minimum capital conservation buffer of 2.5%, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. At December 31, 2021, the Company and the Bank exceeded the minimum requirements for Common Equity Tier 1 capital, Tier 1 capital, total capital, and Tier 1 leverage capital, inclusive of the capital conservation buffer. See Note 20, "Regulatory Matters" within the Notes to Consolidated Financial Statements included in Item 8 of this Report for more information regarding capital requirements.

Results of Operations

Table 21 - Summary of Results of Operations

	Years Ended December 31
	2021	2020
	(Dollars in thousands, except per share data)
Net income	$120,992	$121,167
Diluted earnings per share	$3.47	$3.64
Return on average assets	0.81%	0.96%
Return on average equity	6.34%	7.13%
Stockholders' equity as % of assets	14.78%	12.89%
Net interest margin	3.02%	3.29%

Net Interest Income    The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax-equivalent basis, net interest income was $402.9 million for the year ended December 31, 2021, representing a 9.3% increase from net interest income of $368.7 million for the year ended December 31, 2020. The increase was attributable primarily to PPP fee recognition of $26.5 million for the twelve months ended December 31, 2021 in comparison to $9.1 million for the prior year, in addition to increased average interest-earning assets resulting from the 2021 fourth quarter Meridian acquisition.

The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for the years ended December 31, 2021, 2020 and 2019. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Table 22 - Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31
	2021			2020			2019
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$1,864,346	$2,494	0.13%	$748,419	$847	0.11%	$97,028	$2,207	2.27%
Securities
Securities - trading	3,344	—	—%	2,481	—	—%	1,876	—	—%
Securities - taxable investments	1,795,199	30,477	1.70%	1,164,439	30,133	2.59%	1,176,992	32,405	2.75%
Securities - nontaxable investments (1)	469	20	4.26%	1,142	44	3.85%	1,673	66	3.95%
Total securities	1,799,012	30,497	1.70%	1,168,062	30,177	2.58%	1,180,541	32,471	2.75%
Loans held for sale	34,056	856	2.51%	44,521	1,218	2.74%	40,858	891	2.18%
Loans (2)
Commercial and industrial	1,823,914	79,752	4.37%	1,858,951	70,335	3.78%	1,321,798	74,208	5.61%
Commercial real estate (1)	4,702,346	185,908	3.95%	4,070,462	171,013	4.20%	3,838,526	187,902	4.90%
Commercial construction	616,037	24,696	4.01%	561,431	22,950	4.09%	478,865	27,263	5.69%
Small business	180,473	9,276	5.14%	171,839	9,529	5.55%	169,381	10,280	6.07%
Total commercial	7,322,770	299,632	4.09%	6,662,683	273,827	4.11%	5,808,570	299,653	5.16%
Residential real estate	1,286,470	46,279	3.60%	1,435,655	53,876	3.75%	1,483,831	59,375	4.00%
Home equity	1,025,809	35,160	3.43%	1,116,005	40,996	3.67%	1,127,425	51,164	4.54%
Total consumer real estate	2,312,279	81,439	3.52%	2,551,660	94,872	3.72%	2,611,256	110,539	4.23%
Other consumer	23,885	1,668	6.98%	25,195	2,055	8.16%	26,095	2,216	8.49%
Total loans	9,658,934	382,739	3.96%	9,239,538	370,754	4.01%	8,445,921	412,408	4.88%
Total Interest-Earning Assets	13,356,348	416,586	3.12%	11,200,540	402,996	3.60%	9,764,348	447,977	4.59%
Cash and Due from Banks	152,723			125,896			118,295
Federal Home Loan Bank Stock	10,283			15,843			15,692
Other Assets	1,335,193			1,263,332			976,962
Total Assets	$14,854,547			$12,605,611			$10,875,297

Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$4,590,055	$1,610	0.04%	$3,688,360	$4,413	0.12%	$3,121,120	$8,366	0.27%
Money market	2,516,871	1,930	0.08%	2,041,853	6,166	0.30%	1,817,394	15,135	0.83%
Time certificates of deposits	936,046	4,787	0.51%	1,155,399	16,754	1.45%	1,250,577	17,685	1.41%
Total interest bearing deposits	8,042,972	8,327	0.10%	6,885,612	27,333	0.40%	6,189,091	41,186	0.67%
Borrowings
Federal Home Loan Bank borrowings	41,556	897	2.16%	162,776	1,564	0.96%	178,658	4,438	2.48%

Line of credit	—	—	—%	—	—	—%	2,673	104	3.89%
Long-term borrowings	21,072	331	1.57%	54,082	1,176	2.17%	57,270	2,073	3.62%
Junior subordinated debentures	62,852	1,692	2.69%	62,850	1,798	2.86%	67,581	2,388	3.53%
Subordinated debt	49,741	2,470	4.97%	49,647	2,470	4.98%	70,070	3,690	5.27%
Total borrowings	175,221	5,390	3.08%	329,355	7,008	2.13%	376,252	12,693	3.37%
Total interest-bearing liabilities	8,218,193	13,717	0.17%	7,214,967	34,341	0.48%	6,565,343	53,879	0.82%
Noninterest-bearing demand deposits	4,443,410			3,386,140			2,607,763
Other liabilities	284,679			304,957			180,270
Total liabilities	12,946,282			10,906,064			9,353,376
Stockholders’ equity	1,908,265			1,699,547			1,521,921
Total liabilities and stockholders’ equity	$14,854,547			$12,605,611			$10,875,297
Net interest income (1)		$402,869			$368,655			$394,098
Interest rate spread (3)			2.95%			3.12%			3.77%
Net interest margin (4)			3.02%			3.29%			4.04%
Supplemental Information
Total deposits, including demand deposits	$12,486,382	$8,327		$10,271,752	$27,333		$8,796,854	$41,186
Cost of total deposits			0.07%			0.27%			0.47%
Total funding liabilities, including demand deposits	$12,661,603	$13,717		$10,601,107	$34,341		$9,173,106	$53,879
Cost of total funding liabilities			0.11%			0.32%			0.59%
(1)The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1.3 million, $927,000 and $963,000 for 2021, 2020 and 2019, respectively.
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
Table 23 - Volume Rate Analysis

	Years Ended December 31
	2021 Compared To 2020			2020 Compared To 2019			2019 Compared To 2018
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest-earning deposits, federal funds sold and short term investments	$384	$1,263	$1,647	$(16,177)	$14,817	$(1,360)	$300	$(769)	$(469)
Securities
Taxable securities	(15,979)	16,323	344	(1,926)	(346)	(2,272)	1,191	4,701	5,892
Nontaxable securities (1)	2	(26)	(24)	(1)	(21)	(22)	5	(15)	(10)
Total securities			320			(2,294)			5,882
Loans held for sale	(76)	(286)	(362)	247	80	327	(313)	1,045	732
Loans
Commercial and industrial	10,743	(1,326)	9,417	(34,030)	30,157	(3,873)	11,106	17,348	28,454
Commercial real estate	(11,652)	26,547	14,895	(28,243)	11,354	(16,889)	11,174	32,683	43,857
Commercial construction	(486)	2,232	1,746	(9,014)	4,701	(4,313)	2,915	4,733	7,648
Small business	(732)	479	(253)	(900)	149	(751)	365	1,553	1,918
Total commercial			25,805			(25,826)			81,877
Residential real estate	(1,999)	(5,598)	(7,597)	(3,571)	(1,928)	(5,499)	62	27,545	27,607
Home equity	(2,523)	(3,313)	(5,836)	(9,650)	(518)	(10,168)	4,155	2,504	6,659
Total consumer real estate			(13,433)			(15,667)			34,266
Total other consumer	(280)	(107)	(387)	(85)	(76)	(161)	166	1,098	1,264
Loans (1)			11,985			(41,654)			117,407
Total			$13,590			$(44,981)			$123,552
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(3,882)	$1,079	$(2,803)	$(5,473)	$1,520	$(3,953)	$1,813	$971	$2,784
Money market	(5,670)	1,434	(4,236)	(10,838)	1,869	(8,969)	5,216	2,454	7,670
Time certificates of deposits	(8,786)	(3,181)	(11,967)	415	(1,346)	(931)	4,439	6,298	10,737
Total interest-bearing deposits			(19,006)			(13,853)			21,191
Borrowings
Federal Home Loan Bank borrowings	498	(1,165)	(667)	(2,479)	(395)	(2,874)	1,210	2,145	3,355
Customer repurchase agreements and other short-term borrowings	—	—	—	—	—	—	—	(248)	(248)
Line of Credit				—	(104)	(104)	104	—	104
Long-term borrowings	(127)	(718)	(845)	(782)	(115)	(897)	2,073	—	2,073
Junior subordinated debentures	(106)	—	(106)	(423)	(167)	(590)	87	(200)	(113)
Subordinated debt	(5)	5	—	(144)	(1,076)	(1,220)	239	1,742	1,981
Total borrowings			(1,618)			(5,685)			7,152
Total			$(20,624)			$(19,538)			$28,343
Change in net interest income			$34,214			$(25,443)			$95,209
(1)The table above reflects income determined on a fully tax equivalent basis. See footnotes to Table 22 above for the related adjustments.

Provision For Credit Losses    The provision for credit losses represents the charge to expense that is required to maintain an adequate level of allowance for credit losses. The provision for credit losses totaled $18.2 million for the year ended December 31, 2021, compared with $52.5 million for the year ended December 31, 2020. The provision for credit losses for 2021 included $50.7 million of provision required to establish an allowance for credit losses on non-purchased credit deteriorated loans acquired from Meridian, offset by a $32.5 million release of credit reserves, reflecting primarily continued improvement in expected asset quality metrics and overall macro-economic assumptions. The elevated provision for credit losses for the year ended December 31, 2020 was driven primarily by anticipated credit losses related to the COVID-19 pandemic. The Company’s allowance for credit losses, as a percentage of total loans, was 1.08% at December 31, 2021, as compared to 1.21% at December 31, 2020. Net charge-offs for the years ended December 31, 2021 and 2020 totaled $1.2 million and $6.9 million, respectively. See Note 4, "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to Consolidated Financial Statements included in Item 8 of this Report, for further details surrounding the primary drivers of the provision for credit losses during the period.

Noninterest Income    The following table sets forth information regarding noninterest income for the periods shown:
Table 24 - Noninterest Income

	Years Ended December 31
			Change
	2021	2020	Amount	%
	(Dollars in thousands)
Deposit account fees	$16,745	$15,121	$1,624	10.7%
Interchange and ATM fees	12,987	15,834	(2,847)	(18.0)%
Investment management	35,308	29,432	5,876	20.0%
Mortgage banking income	13,280	18,948	(5,668)	(29.9)%
Increase in cash surrender value of life insurance policies	6,431	5,362	1,069	19.9%
Gain on life insurance benefits	258	1,044	(786)	(75.3)
Loan level derivative income	3,257	10,058	(6,801)	(67.6)%
Other noninterest income	17,584	15,641	1,943	12.4%
Total	$105,850	$111,440	$(5,590)	(5.0)%
The primary reasons for significant variances in the noninterest income categories shown in the preceding table are noted below:
Deposit account fees increased year over year due primarily to higher overdraft fees which were impacted in the prior year by the timing and extent of government mandated shutdowns and social distancing measures, as well as the timing of economic stimulus payments received by customers.
Interchange and ATM fees decreased during the year, mostly reflective of the negative impact of the Durbin Amendment, which the Company became subject to effective July 1, 2020 as a result of crossing the $10 billion asset threshold.
Investment management revenue increased primarily due to growth in overall assets under administration, which grew 15.7% from $4.9 billion at December 31, 2020 to $5.7 billion at December 31, 2021, along with overall more favorable market conditions during 2021.
Mortgage banking income decreased in comparison to the prior year, primarily due to a larger portion of new residential originations being retained in the Company's portfolio versus being sold in the secondary market in comparison to the prior year.
Loan level derivative income decreased primarily as a result of lower customer demand during 2021 in comparison to the prior year.
Other noninterest income increased during the year, primarily due to increases in income recognized from other investments, income from like-kind exchanges, capital gains distributions on equity securities, business credit card interchange fees and commercial loan late charge fees, offset partially by decreases in unrealized gains on equity securities, rental income from equipment leases, and FHLB dividend income.

Noninterest Expense    The following table sets forth information regarding noninterest expense for the periods shown:
Table 25 - Noninterest Expense

	Years Ended December 31
			Change
	2021	2020	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$172,586	$152,460	$20,126	13.2%
Occupancy and equipment	36,265	37,050	(785)	(2.1)%
Data processing and facilities management	6,899	6,265	634	10.1%
FDIC assessment	3,980	2,522	1,458	57.8%
Advertising	4,085	4,258	(173)	(4.1)%
Consulting	8,271	5,987	2,284	38.1%
Amortization of intangible assets	5,715	6,135	(420)	-6.8%
Debit card expense	5,144	4,374	770	17.6%
Lease impairment	—	4,163	(4,163)	nm
Loss on sale of other equity investments	—	1,033	(1,033)	nm
Loss on termination of derivatives	—	684	(684)	nm
Merger & acquisitions	40,840	—	40,840	nm
Software maintenance	8,149	7,264	885	12.2%
Other noninterest expense	40,595	41,637	(1,042)	(2.5)%
Total	$332,529	$273,832	$58,697	21.4%
The use of "nm" indicated that the percentage was not meaningful.
The primary reasons for significant variances in the noninterest expense categories shown in the preceding tables are noted below:
The increase in salaries and employee benefits in comparison to the prior was driven by increases in incentive programs, commissions, payroll taxes, and general salary increases, which included the impact of an expanded employee base from the Meridian acquisition which closed during the fourth quarter of 2021.
Occupancy and equipment expense decreases were primarily attributable to decreased computer hardware and software costs which were elevated in the prior year to facilitate remote work for employees after the onset of the COVID-19 pandemic, along with reduced depreciation due to a reduction in leased equipment. These decreases were partially offset by increases in general equipment maintenance and repairs, in addition to increased costs attributable to the acquired Meridian branch network.
FDIC assessment expense increased during 2021 in comparison to the prior year as the Company previously benefited from a small bank assessment credit, which resulted in no expense for the first quarter of 2020 and reduced expense for the second quarter of 2020. The Company's assessment base has also increased in comparison to the prior year, further increasing the expense.
Consulting expense increased in 2021 in conjunction with the Company's overall growth and implementation of strategic initiatives.
In 2020, the Company recorded an impairment charge of $4.2 million reflecting accelerated lease termination costs and the write-off of leasehold improvements related to two branch closure decisions made during the quarter. During the 2021, the Company recognized approximately $2.3 million in impairment charges associated with several branch closure decisions as part of its acquisition of Meridian, however these charges were recorded within merger and acquisition expense.
Merger and acquisition expenses in 2021 were attributable to the Meridian acquisition. The majority of these costs included change-in-control contracts, severance, branch closure and conversion costs, contract terminations costs and other integration costs. There were no merger and acquisition costs incurred during 2020.
Other noninterest expenses decreased in 2021 in comparison to the prior year, primarily due to decreased prepayment fees on borrowings, loss on the sale of fixed assets, office supplies, retail branch traffic control, partially offset by increases in legal fees, telecommunications expense, and service charges to correspondent banks.

Income Taxes    The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 26 - Tax Provision and Applicable Tax Rates

	Years Ended December 31
	2021	2020	2019
	(Dollars in thousands)
Combined federal and state income tax provisions	$35,683	$31,669	$52,933
Effective income tax rates	22.78%	20.72%	24.27%
Blended Statutory tax rate	27.92%	27.92%	27.89%

The Company’s effective tax rate for 2021 is higher as compared to the year ago period primarily due to the impact of discrete items, which are subject to fluctuation year over year.  The discrete tax amounts for the year ended December 31, 2020 include a benefit of $4.8 million associated with the net operating loss (NOL) carryback provision of the CARES Act.  This NOL was generated in relation to the Blue Hills Bancorp.("BHB acquisition").  The effective tax rates reported in the table above are lower than the blended statutory tax rates due to the aforementioned discrete items as well as certain tax preference assets such as life insurance policies, tax exempt bonds, and federal tax credits. The Company’s blended statutory tax rate for the year ended December 31, 2021 is consistent with the 2020 period.
The Company invests in various low-income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company receives tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2039, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships at December 31, 2021 was $179.5 million, of which $106.1 million has been funded. The Company recognized a net tax benefit of approximately $2.3 million for 2021 and anticipates additional net tax benefits of $25.4 million over the remaining life of the investments from the combination of tax credits and operating losses.
For additional information related to the Company's income taxes see Note 12, "Income Taxes" and Note 13, "Low Income Housing Project Investments" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report.
Dividends    The Company declared quarterly cash dividends totaling $1.92 per common share in 2021 and $1.84 per common share in 2020. The 2021 and 2020 ratio of dividends paid to earnings was 51.85% and 50.21%, respectively.
Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends of the Company will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deems appropriate.
Comparison of 2020 vs. 2019 For a discussion of our results for the year ended December 31, 2020 compared to the year ended December 31, 2019, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on February 26, 2021.

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

The Board of Directors, with the assistance of its Risk Committee, oversees management’s enterprise risk management practices. As risks must be taken to create value, the Board of Directors has approved a Risk Appetite Statement that defines the acceptable residual risk tolerances for the Company and the seven major risk types identified as having the potential to create significant adverse impacts on the Company, such as financial losses, reputational damage, legal or regulatory actions, nonachievement of strategic objectives, diminished customer experience, and/or cultural erosion. The seven major risk types identified by the Company and addressed in the Risk Appetite Statement are strategic risk, culture risk, credit risk, liquidity risk, market risk, operational risk, and reputation risk, each of which is discussed below.
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

Culture Risk    Culture risk is the risk arising from failed leadership and/or ineffective colleague engagement and workplace management that causes the Company to lose sight of core values and, through acts or omissions, damage the relationship-based culture which has been one of the foundations of the Company’s consistent success. Management seeks to mitigate culture risk through effective employee relations, leadership that encourages continuous improvement, cultural development and reinforcement of core values, communication of clear ethical and behavioral standards, consistent enforcement of policies and programs, discipline of misbehavior, alignment of incentives and compensation, and by promoting diversity, equity, and inclusion.
Credit Risk Credit risk is the risk arising from the failure of a borrower or a counterparty to a contract to make payments as agreed, and includes the risks arising from inadequate collateral and mismanagement of loan concentrations. While the collateral securing loans may be sufficient in some cases to recover the amount due, in other cases the Company may experience significant credit losses which could have an adverse effect on its operating results. The Company makes assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 4, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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
The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available Federal Home Loan Bank funding, less short-term liabilities relative to total assets, was within policy limits at December 31, 2021. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit include Federal Home Loan Bank collateral requirements, securities portfolio changes, and the mix of deposits.

The Company seeks to increase deposits without adversely impacting its weighted average funding cost. As a result of PPP loan fundings, government stimulus programs, and a customer focus on retaining liquidity, the Company experienced significant deposit growth and a buildup of liquidity throughout 2021. In consideration of the Company's strong capital position, the Company has put in a place a stock buyback plan, which authorizes repurchases of up to $140 million in common stock and will be in effect through January 18, 2023. The plan was previously approved by the Company's Board of Directors, pending the receipt of non-objection from the Federal Reserve, which was received on January 19, 2022.

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

The Company may also have the ability to raise additional funds through the issuance of equity or unsecured debt privately or publicly and has done so in the past. Additionally, the Company is able to enter into repurchase agreements or acquire brokered deposits at its discretion. The availability and cost of equity or debt on an unsecured basis is dependent on many factors, including the Company’s financial position, the market environment, and the Company’s credit rating. The Company monitors the factors that could impact its ability to raise liquidity through these channels.
The table below shows current and unused liquidity capacity from various sources at the dates indicated:
Table 27 - Sources of Liquidity

	December 31
	2021		2020
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank borrowings (1)	$25,667	$1,622,494	35,740	1,372,671
Federal Reserve Bank of Boston (2)	—	1,176,486	—	1,355,809
Unpledged securities	—	1,897,148	—	716,961
Line of Credit	—	50,000	—	50,000
Long-term borrowings (3)	14,063	—	32,773	—
Junior subordinated debentures (3)	62,853	—	62,851	—
Subordinated debt (3)	49,791	—	49,696	—
Reciprocal deposits (3)	998,121	—	237,902	—
Brokered deposits (3)	141,572	—	8,538	—
	$1,292,067	$4,746,128	$427,500	$3,495,441
(1)Loans with a carrying value of $2.3 billion and $2.1 billion at December 31, 2021 and 2020, respectively, have been pledged to the Federal Home Loan Bank of Boston resulting in this additional borrowing capacity.
(2)Loans with a carrying value of $1.8 billion and $1.9 billion at December 31, 2021 and 2020, respectively, have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.
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

Table 28 - Interest Rate Sensitivity

	Years Ended December 31
	2021		2020
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(4.5)%	(12.3)%	(1.8)%	(11.9)%
+100	5.4%	6.8%	6.0%	1.8%
+200	11.4%	16.7%	12.6%	11.5%
+300	17.8%	27.2%	19.6%	21.3%
+400	23.9%	37.5%	26.0%	30.6%

Gradual rate shifts (basis points)
-100 over 12 months	(1.6)%	(9.9)%	(0.7)%	(11.0)%
+200 over 12 months	5.4%	14.7%	5.8%	9.0%
+400 over 24 months	5.4%	22.7%	5.8%	16.1%

Alternative scenarios
Yield curve twist (1)	n/a	n/a	1.5%	3.0%
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

The most significant market factors affecting the Company’s net interest income during the year ended December 31, 2021 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime, LIBOR, Secured Overnight Funding Rate ("SOFR") and other interest rates being offered on long-term fixed rate loans.

The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by using interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement in which one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from the other party. Interest rate caps and floors are agreements where one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. While interest is paid or received in swap, cap, and floors agreements, the notional principal amount is not actually exchanged. The Company may also manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts under which the Company agrees to deliver whole mortgage loans to various investors. See Note 11,"Derivatives and Hedging Activities" within Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information regarding the Company’s derivative financial instruments.
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
Reputational Risk    Reputational risk is the risk arising from negative public opinion of the Company and the Bank. Management seeks to mitigate reputational risk through actions that include a structured process of customer complaint resolution and ongoing reputational monitoring.

Contractual Obligations, Commitments, Contingencies and Off-Balance Sheet Obligations

In the ordinary course of business the Company has entered into contractual obligations, commitments, residential loans sold with recourse and other off-balance sheet financial instruments. Refer to the accompanying notes to consolidated financial statements in this report for further information and the expected timing of the applicable payments as of December 31, 2021. These include payments related to (i) borrowings (Note 9 - Borrowings), (ii) lease obligations (Note 18 - Leases), (iii) time deposits with stated maturity dates (Note 8 - Deposits), (iv) commitments to extend credit (Note 19 - Commitments and Contingencies), (v) derivative positions (Note 111 - Derivatives and Hedging Activities), (vi) unfunded commitments on low income housing project investments (Note 13 - Low Income Housing Project Investments). Also refer to Table 27 - Sources of Liquidity within Item 7 of this report for further details surrounding the Company's current and unused liquidity resources.
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
Allowance for Credit Losses - Loans Held for Investment     The Company estimates the allowance for credit losses in accordance with the CECL methodology for loans measured at amortized cost. The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses. Arriving at an appropriate amount of allowance for credit losses involves a high degree of judgment.
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

Management performs periodic sensitivity and stress testing using available economic forecasts in order to evaluate the adequacy of the allowance for credit losses under varying scenarios. Given the Company's benign loss history, the analyses performed have not resulted in a material change to the quantitative allowance but has informed management's determination of qualitative adjustments and act as corroborating evidence as to the appropriateness of the allowance as a whole. For additional discussion of the Company’s methodology of assessing the appropriateness of the allowance for credit losses, see Note 4, "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to Consolidated Financial Statements included in Item 8 of this Report.
Income Taxes    The Company accounts for income taxes using two components of income tax expense, current and deferred.  Current taxes represent the net estimated amount due to or to be received from taxing authorities in the current year.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, and carry-forwards that exist at the end of a period. Deferred tax assets and liabilities are measured using enacted tax rates and provisions of the enacted tax law and are not discounted to reflect the time-value of money.  The effect of any change in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are assessed for recoverability and the Company may record a valuation allowance if it believes based on available evidence that it is more likely than not that the deferred tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company may record a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns. Additionally, deferred tax assets and liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information. The Company may also record an unrecognized tax benefit related to uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. All movements in unrecognized tax benefits are recognized through the provision for income taxes. Taxes are discussed in more detail in Note 12, "Income Taxes" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Business Combinations In accordance with applicable accounting guidance, the Company recognizes assets acquired and liabilities assumed at their respective fair values as of the date of acquisition, with the related transaction costs expensed in the period incurred. The Company may use third party valuation specialists to assist in the determination of fair value of certain assets and liabilities at the acquisition date, including loans, core deposit intangibles and time deposits. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed on the acquisition date, the estimates are inherently uncertain. The allowance for credit losses on PCD loans is recognized within business combination accounting. The allowance for credit losses on non-PCD loans is recognized as a provision expense in the same period as the business combination. For further discussion of the Company’s accounting policies for estimating credit losses on acquired loans, see Note 4, "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to Consolidated Financial Statements included in Item 8 of this Report.
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
See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management" in Item 7 of this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Independent Bank Corp. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-13

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for credit losses
Description of the matter
The Company’s loan portfolio totaled $13.6 billion as of December 31, 2021, and the associated allowance for credit losses (“allowance”) was $147 million. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company estimates the allowance on a collective basis for loans sharing similar risk characteristics using a quantitative model based on probability of default, loss given default and exposure at default estimates, which are derived from internal historical default and loss experience, adjusted for economic forecasts. The output is then combined with an assessment of qualitative factors, including economic and business conditions, changes to collateral values and other external factors, which factors are designed to address forecast risk and model risk inherent in the quantitative model output.

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

Fair value of loans and core deposit intangibles recognized as part of the acquisition of Meridian Bancorp, Inc.
Description of the matter
The Company completed its acquisition of Meridian Bancorp, Inc. (“Meridian”) on November 12, 2021 (“acquisition date”) at a purchase price of approximately $1.3 billion. As discussed in Notes 1 and 2 to the consolidated financial statements, the transaction was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair values on the acquisition date.

Auditing the Company's accounting for the fair value of acquired loans and core deposit intangibles was complex and involved a greater extent of audit effort, including involving firm specialists to assess assumptions used in the valuation of the acquired loan portfolio and in the valuation of the core deposit intangibles.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the accounting for business combinations, including the valuation of loans and core deposit intangibles. For example, we tested controls over management’s review of the fair value calculations performed by a third-party valuation specialist, the key assumptions and inputs used in the fair value measurement, and the data provided to the third-party valuation specialist.

To test the estimated fair value of acquired loans, our audit procedures included, among others, involving valuation specialists to assist us in testing management’s methodology and significant assumptions used in measuring the fair value of the acquired loan portfolio. For example, we compared the significant assumptions used by management to third-party market sources, where available, or independently recalculated the assumption and compared those results to management’s assumptions. We tested, on a sample basis, the completeness and accuracy of the underlying data, such as loan-level data, used in the Company’s fair value calculations.

With the assistance of our valuation specialists, we evaluated the methodologies and the assumptions used to fair value the core deposit intangible. Procedures performed by the audit team and with the assistance of our valuation specialists included comparing market and historical information used in developing assumptions to third-party or internal Company-specific data and performing corroborative calculations to assess the appropriateness of the calculated fair value of the core deposit intangible.

/s/	Ernst & Young LLP
We have served as the Company's auditor since 2009
Boston, Massachusetts
February 28, 2022

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2021	2020
Assets
Cash and due from banks	$141,581	$169,460
Interest-earning deposits with banks	2,099,103	1,127,176
Securities
Trading	3,720	2,838
Equities	23,173	22,107
Available for sale (amortized cost $1,583,736 and $395,453	1,571,148	412,860
Held to maturity (fair value $1,064,133 and $752,177)	1,066,818	724,512
Total securities	2,664,859	1,162,317
Loans held for sale (at fair value)	24,679	58,104
Loans
Commercial and industrial	1,563,279	2,103,152
Commercial real estate	7,992,344	4,173,927
Commercial construction	1,165,457	553,929
Small business	193,189	175,023
Residential real estate	1,604,686	1,296,183
Home equity - first position	589,550	633,142
Home equity - subordinate positions	450,061	435,648
Other consumer	28,720	21,862
Total loans	13,587,286	9,392,866
Less: allowance for credit losses	(146,922)	(113,392)
Net loans	13,440,364	9,279,474
Federal Home Loan Bank stock	11,407	10,250
Bank premises and equipment, net	195,590	116,393
Goodwill	985,072	506,206
Other intangible assets	32,772	23,107
Cash surrender value of life insurance policies	289,304	200,525
Other assets	538,674	551,289
Total assets	$20,423,405	$13,204,301
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$5,479,503	$3,762,306
Savings and interest checking accounts	6,350,016	4,047,332
Money market	3,556,375	2,232,903
Time certificates of deposit	1,531,150	950,629
Total deposits	16,917,044	10,993,170
Borrowings
Federal Home Loan Bank borrowings	25,667	35,740
Long-term borrowings (less unamortized debt issuance costs of $0 and $40)	14,063	32,773
Junior subordinated debentures (less unamortized debt issuance costs of $35 and $37)	62,853	62,851
Subordinated debentures (less unamortized debt issuance costs of $209 and $304)	49,791	49,696
Total borrowings	152,374	181,060
Other liabilities	335,538	327,386
Total liabilities	17,404,956	11,501,616
Commitments and contingencies	—	—
Stockholders' Equity
Preferred stock, $0.01 par value; authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value; authorized: 75,000,000 shares, issued and outstanding: 47,349,778 shares at December 31, 2021 and 32,965,692 shares at December 31, 2020 (includes 135,273 and 135,205 shares of unvested participating restricted stock awards, respectively)	472	328
Value of shares held in rabbi trust at cost: 82,565 shares at December 31, 2021 and 84,126 shares at December 31, 2020	(3,146)	(3,066)
Deferred compensation obligation	3,146	3,066
Additional paid in capital	2,249,078	945,638
Retained earnings	766,716	716,024
Accumulated other comprehensive income, net of tax	2,183	40,695
Total stockholders' equity	3,018,449	1,702,685
Total liabilities and stockholders' equity	$20,423,405	$13,204,301
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2021	2020	2019
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans	$381,433	$369,836	$411,460
Taxable interest and dividends on securities	30,477	30,133	32,405
Nontaxable interest and dividends on securities	16	35	51
Interest on loans held for sale	856	1,218	891
Interest on federal funds sold and short-term investments	2,494	847	2,207
Total interest and dividend income	415,276	402,069	447,014
Interest expense
Interest on deposits	8,327	27,333	41,186
Interest on borrowings	5,390	7,008	12,693
Total interest expense	13,717	34,341	53,879
Net interest income	401,559	367,728	393,135
Provision for credit losses	18,205	52,500	6,000
Net interest income after provision for credit losses	383,354	315,228	387,135
Noninterest income
Deposit account fees	16,745	15,121	20,040
Interchange and ATM fees	12,987	15,834	22,152
Investment management	35,308	29,432	28,719
Mortgage banking income	13,280	18,948	11,454
Increase in cash surrender value of life insurance policies	6,431	5,362	5,013
Gain on life insurance benefits	258	1,044	434
Loan level derivative income	3,257	10,058	6,478
Other noninterest income	17,584	15,641	21,004
Total noninterest income	105,850	111,440	115,294
Noninterest expenses
Salaries and employee benefits	172,586	152,460	149,165
Occupancy and equipment expenses	36,265	37,050	33,207
Data processing & facilities management	6,899	6,265	6,516
FDIC assessment	3,980	2,522	1,394
Advertising expense	4,085	4,258	5,444
Consulting expense	8,271	5,987	5,448
Amortization of intangible assets	5,715	6,135	6,379
Debit card expense	5,144	4,374	4,220
Lease impairment	—	4,163	—
Loss on sale of other equity investments	—	1,033	—
Loss on sale of securities	—	—	1,462
Loss on termination of derivatives	—	684	—
Merger and acquisition expense	40,840	—	26,433
Software maintenance	8,149	7,264	5,511
Other noninterest expenses	40,595	41,637	39,142
Total noninterest expenses	332,529	273,832	284,321
Income before income taxes	156,675	152,836	218,108
Provision for income taxes	35,683	31,669	52,933
Net Income	$120,992	$121,167	$165,175
Basic earnings per share	$3.47	$3.64	$5.03
Diluted earnings per share	$3.47	$3.64	$5.03
Weighted average common shares (basic)	34,872,034	33,259,643	32,810,433
Common share equivalents	16,484	25,646	45,801
Weighted average common shares (diluted)	34,888,518	33,285,289	32,856,234
Cash dividends declared per common share	$1.92	$1.84	$1.76
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2021	2020	2019
	(Dollars in thousands)
Net income	$120,992	$121,167	$165,175
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	(22,922)	8,857	10,345
Net change in fair value of cash flow hedges	(19,139)	16,797	10,331
Net change in other comprehensive income for defined benefit postretirement plans	3,549	(3,128)	(1,334)
Total other comprehensive income (loss)	(38,512)	22,526	19,342
Total comprehensive income	$82,480	$143,693	$184,517

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except per share data)
Balance December 31, 2018	28,080,408	$279	$(4,718)	$4,718	$527,648	$546,736	$(1,173)	$1,073,490
Net income	—	—	—	—	—	165,175	—	165,175
Other comprehensive income	—	—	—	—	—	—	19,342	19,342
Common dividend declared ($1.76 per share)	—	—	—	—	—	(57,729)	—	(57,729)
Common stock issued for acquisition	6,166,010	61	—	—	499,632	—	—	499,693
Proceeds from exercise of stock options, net of cash paid	14,646	—	—	—	281	—	—	281
Stock based compensation	—	—	—	—	4,403	—	—	4,403
Restricted stock awards issued, net of awards surrendered	50,080	1	—	—	(1,464)	—	—	(1,463)
Shares issued under direct stock purchase plan	66,244	1	—	—	4,950	—	—	4,951
Deferred compensation and other retirement benefit obligations	—	—	(17)	17	—	—	—	—
Balance December 31, 2019	34,377,388	$342	$(4,735)	$4,735	$1,035,450	$654,182	$18,169	$1,708,143
Cumulative effect accounting adjustment (1)	—	—	—	—	—	1,553	—	1,553
Net income	—	—	—	—	—	121,167	—	121,167
Other comprehensive income	—	—	—	—	—	—	22,526	22,526
Common dividend declared ($1.84 per share)	—	—	—	—	—	(60,878)	—	(60,878)
Proceeds from exercise of stock options, net of cash paid	8,873	—	—	—	197	—	—	197
Stock based compensation	—	—	—	—	4,123	—	—	4,123
Restricted stock awards issued, net of awards surrendered	47,182	1	—	—	(1,188)	—	—	(1,187)
Shares issued under direct stock purchase plan	32,249	—	—	—	2,132	—	—	2,132
Shares repurchased under share repurchase program	(1,500,000)	(15)	—	—	(95,076)	—	—	(95,091)
Deferred compensation and other retirement benefit obligations	—	—	1,669	(1,669)	—	—	—	—
Balance December 31, 2020	32,965,692	$328	$(3,066)	$3,066	$945,638	$716,024	$40,695	$1,702,685
Net income	—	—	—	—	—	120,992	—	120,992
Other comprehensive income (loss)	—	—	—	—	—	—	(38,512)	(38,512)
Common dividend declared ($1.92 per share)	—	—	—	—	—	(70,300)	—	(70,300)
Common stock issued for acquisition	14,299,720	143	—	—	1,298,415	—	—	1,298,558
Proceeds from exercise of stock options, net of cash paid	4,744	—	—	—	(57)	—	—	(57)
Stock based compensation	—	—	—	—	4,309	—	—	4,309
Restricted stock awards issued, net of awards surrendered	53,768	1	—	—	(1,250)	—	—	(1,249)
Shares issued under direct stock purchase plan	25,854	—	—	—	2,023	—	—	2,023
Deferred compensation and other retirement benefit obligations	—	—	(80)	80	—	—	—	—
Balance December 31, 2021	47,349,778	$472	$(3,146)	$3,146	$2,249,078	$766,716	$2,183	$3,018,449
(1)Represents adjustment needed to reflect the cumulative impact on retained earnings pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment presented includes $1.1 million ($817,000, net of tax) attributable to the change in accounting methodology for estimating the allowance for credit losses and $1.0 million ($736,000, net of tax) related to the reserve for unfunded commitments resulting from the Company's adoption of the standard. Amount shown in the table above is presented net of tax.
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2021	2020	2019
	(Dollars in thousands)
Cash flow from operating activities
Net income	$120,992	$121,167	$165,175
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	32,824	27,262	19,439
Change in unamortized net loan costs and fees	(24,785)	(7,126)	2,692
Accretion of acquired loans	(6,882)	(6,286)	(12,778)
Provision for credit losses	18,205	52,500	6,000
Deferred income tax expense (benefit)	3,090	(17,506)	10,594
Net gain on equity securities	(554)	(528)	(1,566)
Net loss on sale of securities	—	—	1,462
Net (gain) loss on bank premises and equipment	139	372	(474)
Lease impairment	—	4,163	—
Loss on termination of derivatives	—	684	—
Net loss on other real estate owned and foreclosed assets	—	—	401
Realized gain on sale leaseback transaction	(578)	(578)	(578)
Stock based compensation	4,309	4,123	4,403
Increase in cash surrender value of life insurance policies	(6,431)	(5,362)	(5,013)
Gain on life insurance benefits	(258)	(1,044)	(434)
Operating lease payments	(17,456)	(11,936)	(10,669)
Change in fair value on loans held for sale	1,679	(1,296)	(822)
Net change in:
Trading assets	(882)	(659)	(675)
Loans held for sale	31,746	(23,501)	59,932
Other assets	93,565	(145,953)	(39,850)
Other liabilities	(58,503)	76,140	19,283
Total adjustments	69,228	(56,531)	51,347
Net cash provided by operating activities	190,220	64,636	216,522
Cash flows provided by (used) in investing activities
Proceeds from sales of equity securities	1,164	—	1,461
Purchases of equity securities	(2,171)	(803)	(711)
Proceeds from sales of securities available for sale	—	—	45,863
Proceeds from maturities and principal repayments of securities available for sale	95,981	108,893	51,104
Purchases of securities available for sale	(1,284,867)	(84,156)	(68,677)
Proceeds from maturities and principal repayments of securities held to maturity	263,106	261,705	126,991
Purchases of securities held to maturity	(606,543)	(244,718)	(59,967)
Net redemption of Federal Home Loan Bank stock	25,027	4,174	18,896
Investments in low income housing projects	(22,496)	(17,858)	(10,052)
Purchases of life insurance policies	(40,164)	(164)	(163)
Proceeds from life insurance policies	576	3,417	3,162
Net (increase) decrease in loans	744,981	(511,526)	27,816
Net cash acquired (paid) in business combinations	787,301	—	(105,264)
Purchases of bank premises and equipment	(25,200)	(12,586)	(16,583)
Proceeds from the sale of bank premises and equipment	169	6,095	3,796
Payments on early termination of hedging relationship	—	(684)	—
Proceeds from the sale of other real estate owned and foreclosed assets	—	—	2,488
Net cash provided by (used in) investing activities	(63,136)	(488,211)	20,160
Cash flows provided by (used in) financing activities
Net decrease in time deposits	(235,577)	(444,276)	(45,272)
Net increase (decrease) in other deposits	1,719,398	2,290,489	(160,637)
Net proceeds from (repayments of) short-term Federal Home Loan Bank borrowings	—	(45,000)	(132,046)
Repayments of long-term Federal Home Loan Bank borrowings	(586,088)	(35,000)	(25,000)
Proceeds from line of credit, net of issuance costs	—	—	49,980
Repayment of line of credit, net of issuance costs	—	—	(49,980)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceeds from (repayments of) long-term debt, net of issuance costs	(18,750)	(42,187)	74,867
Repayments of junior subordinated debentures, net of issuance costs	—	—	(13,329)
Proceeds from subordinated debentures, net of issuance costs	—	—	49,526
Repayments of subordinated debentures, net of issuance costs	—	—	(34,767)
Net proceeds from exercise of stock options	(57)	197	281
Restricted stock awards issued, net of awards surrendered	(1,249)	(1,187)	(1,463)
Proceeds from shares issued under direct stock purchase plan	2,023	2,132	4,951
Payments for shares repurchased under direct stock purchase plan	—	(95,091)	—
Common dividends paid	(62,736)	(60,840)	(53,274)
Net cash provided by (used in) financing activities	816,964	1,569,237	(336,163)
Net increase (decrease) in cash and cash equivalents	944,048	1,145,662	(99,481)
Cash and cash equivalents at beginning of year	1,296,636	150,974	250,455
Cash and cash equivalents at end of period	$2,240,684	$1,296,636	$150,974
Cash paid during the year for
Interest on deposits and borrowings	$14,004	$36,739	$49,704
Income taxes	$23,353	$48,240	$39,575
Supplemental schedule of noncash investing and financing activities
Net increase in capital commitments relating to low income housing project investments	$33,691	$32,477	$36,543
Initial recognition of operating leases upon adoption of Accounting Standards Update 2016-02 (1)	$—	$—	$32,777
Recognition of operating lease at commencement	$7,768	$8,646	$14,951
In conjunction with the Company's acquisitions, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$1,298,558	$—	$499,693
Fair value of assets acquired, net of cash acquired	$5,574,209	$—	$2,711,067
Fair value of liabilities assumed	$5,062,952	$—	$2,106,110
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
INDEPENDENT BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Independent Bank Corp. (the "Company") is a bank holding company, the principal subsidiary of which is Rockland Trust Company ("Rockland Trust" or the "Bank"). Rockland Trust is a state-chartered commercial bank, which as of December 31, 2020, operates one hundred twenty full service retail branches, two limited service retail branches, one mobile branch, nineteen commercial banking centers, ten investment management offices and nine mortgage lending centers located in Eastern Massachusetts, Greater Boston, the North Shore, the South Shore, the Cape and Islands, as well as in Worcester County and in Rhode Island. Rockland Trust deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area. Rockland Trust is a community-oriented commercial bank, and the community banking business is the Company's only reportable operating segment.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for expected credit losses on loans held for investment, income taxes, and valuation and allowance for expected credit losses on investment securities.
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
Loans originated by the Bank to lessors of nonresidential buildings represented 23.6% and 17.1% of the total loan portfolio at December 31, 2021 and 2020, respectively. Within this concentration category, the Company believes it is well diversified among collateral property types and tenant industries.
Business Combinations
In accordance with applicable accounting guidance, the Company recognizes assets acquired and liabilities assumed at their respective fair values as of the date of acquisition, with the related transaction costs expensed in the period incurred. The Company may use third party valuation specialists to assist in the determination of fair value of certain assets and liabilities at the acquisition date, including loans, core deposit intangibles and time deposits. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed on the acquisition date, the estimates are inherently uncertain. The allowance for credit losses on PCD loans is recognized within business combination accounting. The allowance for credit losses on non-PCD loans is recognized as a provision expense in the same period as the business combination.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Loans Held for Sale
The Bank may choose to classify new residential real estate mortgage loans as held for sale based on intent, which is determined when loans are underwritten. Residential real estate mortgage loans not designated as held for sale are retained based upon available liquidity, for interest rate risk management and other business purposes.
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
Allowance for Credit Losses - Loans Held for Investment
The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost, also referred to as the "CECL methodology". Credit losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. Subsequent recoveries, if any, are credited to the allowance.
Under the CECL methodology, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The quantitative model utilizes a factor based approach to estimate expected credit losses using Probability of Default ("PD"), Loss Given Default ("LGD") and Exposure at Default ("EAD"), which are derived from internal historical default and loss experience. The model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the Company's historical long-run average. Management has determined a reasonable and supportable period of 12 months, and a straight line reversion period of 6 months, to be appropriate for purposes of estimating expected credit losses. The qualitative risk factors impacting the expected risk of loss within the portfolio include the following:
•Lending policies and procedures
•Economic and business conditions
•Nature and volume of loans
•Changes in management
•Changes in credit quality

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accrued interest receivable amounts are excluded from balances of loans held at amortized cost and are included within other assets on the consolidated balance sheets. Management has elected not to measure an allowance for credit losses on these amounts as the Company employs a timely write-off policy. Consistent with the Company's policy for nonaccrual loans, accrued interest receivable is typically written off when loans reach 90 days past due and are placed on nonaccrual status.
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

Acquired Loans

Loans acquired through purchase or a business combination are recorded at their fair value at the acquisition date. The Company performs an assessment of acquired loans to first determine if such loans have experienced a more than insignificant deterioration in credit quality since their origination and thus should be classified and accounted for as purchased credit deteriorated (“PCD”) loan. For loans that have not experienced a more than insignificant deterioration in credit quality since origination, referred to as non-PCD loans, the Company records such loans at fair value, with any resulting discount or premium accreted or amortized into interest income over the remaining life of the loan using the interest method. Additionally, upon the purchase or acquisition of non-PCD loans, the Company measures and records a reserve for credit losses based on the Company’s methodology for determining the allowance under CECL. The allowance for non-PCD loans is recorded through a charge to provision for credit losses in the period in which the loans were purchased or acquired.

Acquired loans that are classified as PCD are acquired at fair value, including any resulting discounts or premiums. Discounts and premiums are accreted or amortized into interest income over the remaining life of the loan using the interest method. In contrast to non-PCD loans, the initial allowance for credit losses on PCD loans is established through an adjustment to the acquired loan balance, rather than through a charge to provision for credit losses, in the period in which the loans were acquired. The allowance for PCD loans is determined based upon the Company's methodology for estimating the allowance under CECL, and is recorded as an adjustment to the acquired loan balance on the date of acquisition. The Company evaluates acquired loans for deterioration in credit quality based on a variety of characteristics, including, but not limited to non-accrual and delinquency status, downgrades in credit quality since origination, loans that have been modified, along with any other factors identified by the Company through its initial analysis of acquired loans which may indicate there has been a more than insignificant deterioration in credit quality since origination. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics, if applicable.

Subsequent to acquisition, the allowance for credit losses for both non-PCD and PCD loans are determined with the use of the Company’s allowance methodology under CECL, in the same manner as all other loans.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the net fair value of acquired businesses. Goodwill is not amortized and is assigned to one reporting unit. Goodwill is evaluated for impairment at least annually, or more often if warranted. In assessing for impairment, the Company has the option to first perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events and circumstances, the Company determines it is more-likely-than-not that the fair value is less than carrying value, a quantitative impairment test is performed to compare carrying value to the fair value of the reporting unit. The Company also has an unconditional option to bypass the assessment of qualitative factors for any period and proceed directly to the quantitative goodwill impairment test. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
Other intangible assets subject to amortization consist of core deposit intangibles, customer lists, non-compete agreements, and market-based favorable or unfavorable lease positions at time of acquisition, and are amortized over the estimated lives of the intangibles using a method that approximates the amount of economic benefits that are realized by the Company. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
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

Leases

The Company leases office space, space for ATM locations and certain branch locations under noncancelable operating leases, several of which have renewal options to extend lease terms. Upon commencement of a new lease, the Company will recognize a right of use ("ROU") asset and corresponding lease liability. The Company makes the decision on whether to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to its ROU asset and lease liability when lease agreements are amended and executed, or in an event where the Company is reasonably certain that a renewal option will be exercised. The discount rate used in determining the present value of lease payments is based on the Company's incremental borrowing rate for borrowings with terms similar to each lease at commencement date. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes, and insurance, are not included in the measurement of the lease liability since they are generally able to be segregated. The Company has elected the short-term lease recognition exemption for all leases that qualify.

The Company is a party to certain equipment lease transactions where it has assumed the role of lessor for purchased assets. These lease transactions are classified by the Company as either operating leases or direct financing leases for accounting purposes, depending upon the nature of the underlying lease agreements. Under operating lease arrangements, the leased asset value is recorded within fixed assets and the Company recognizes rental income over the life of the lease. Under direct financing lease arrangements, the leased asset value is de-recognized and offset with the recognition of a lease receivable that is evaluated for impairment in a manner similar to loans.

Recent Accounting Standards

    Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 848 "Reference Rate Reform" Update No. 2020-04. Update No. 2020-04 was issued in March 2020 to provide optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The amendments will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022 and do not apply to contract modifications made after December 31, 2022. FASB ASC Topic 848 "Reference Rate Reform" Update No. 2021-01 was subsequently issued in January 2021 and expanded application of the optional expedients to derivative transactions affected by the discounting transition. The Company has not yet adopted the amendments in these updates, but has established a working group to guide the Company’s transition from LIBOR and has begun efforts to transition off the LIBOR index consistent with industry timelines. The working group has identified its products that utilize LIBOR and has implemented fallback language to facilitate the transition to alternative rates. The Company is also evaluating existing platforms and systems as well as alternative indices in its preparation to offer new products tied to the alternative indices. The Company does not anticipate the adoption of these standards to have a material impact to the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 ACQUISITIONS

Meridian Bancorp, Inc.

On November 12, 2021, the Company completed the acquisition of Meridian Bancorp, Inc., parent of East Boston Savings Bank (collectively "Meridian"). The transaction qualified as a tax-free reorganization for federal income tax purposes and provided a tax-free exchange to Meridian Bancorp, Inc. stockholders with respect to the common stock received in the merger. For each share of Meridian Bancorp, Inc. common stock, stockholders received 0.2750 shares of the Company's stock, with cash paid in lieu of fractional shares. Total consideration of $1.3 billion consisted of 14.3 million shares of the Company's common stock issued, as well as $11.2 million in cash paid for stock option cancellations and in lieu of fractional shares. In addition to increasing its loan and deposit base, the acquisition enabled the Company to provide a deeper product set to Meridian's customers, as well as benefit from increased operating synergies, which are expected to improve the long-term operating and financial results of the Company.
The Company accounted for the Meridian acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded pre-tax merger and acquisition expenses of $40.8 million during the twelve months ended December 31, 2021 related to the Meridian acquisition. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The Company used third party valuation specialists to assist in the determination of the fair value of certain assets and liabilities at the acquisition date, including loans, core deposit intangibles and time deposits. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Net Assets Acquired at Fair Value
(Dollars in thousands)
Assets
Cash	$798,470
Investments	266
Loans (including loans held for sale)	4,908,949
Allowance for credit losses on PCD loans	(16,540)
Bank Premises and equipment	66,825
Goodwill	478,866
Core deposit and other intangibles	10,300
Other assets	125,543
Total assets acquired	6,372,679
Liabilities
Deposits	4,440,432
Borrowings	576,088
Other liabilities	46,432
Total liabilities assumed	5,062,952
Purchase price	$1,309,727

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

Acquired loans were reviewed to determine if any had experienced a more-than-insignificant deterioration in credit quality since origination. Loans meeting established criteria to indicate more-than-insignificant deterioration were identified as PCD loans, and an allowance for credit losses was calculated using management's best estimate of projected losses over the remaining life of the loan in accordance with CECL methodology. In connection with the Meridian acquisition, the Company recorded an allowance for credit losses on PCD loans of approximately $16.5 million, which was added to the amortized cost of the loans.

For PCD loans acquired from Meridian, a reconciliation of the difference between the purchase price and par value of the assets acquired is presented below:

As of November 12, 2021
(Dollars in thousands)
Gross amortized cost basis at November 12, 2021	$768,018
Allowance for credit losses on PCD loans	(16,540)
Interest and liquidity premium	8,560
Purchase price of PCD loans (at fair value)	$760,038

For loans acquired without evidence of more-than-insignificant deterioration in credit quality since origination, also referred to as non-PCD loans, the Company estimated an allowance for credit losses based on the Company's methodology for determining the allowance under CECL. The resulting allowance on non-PCD loans was $50.7 million, which was recorded through a charge to provision for credit losses on the date of acquisition.
Premises and Equipment
    The fair value of the premises, including land, buildings and improvements, was determined based upon appraisals by licensed real estate appraisers. The appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison and income capitalization approaches for each property appraised.
Lease Assets and Lease Liabilities
Lease assets and liabilities were measured using a methodology to estimate the future rental payments over the remaining lease term with discounting using the Company’s incremental borrowing rate. The lease term was determined for individual leases based on the Company’s assessment of the probability of exercising renewal options. The net effect of any off-market terms in a lease were also discounted and applied to the balance of the lease asset.
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
Borrowings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The fair values of borrowings were derived based upon the present value of the principal and interest payments using a current market discount rate. Immediately after the closing, the Company paid off the acquired borrowings of $576.1 million in full.
Selected Pro Forma Results
The following summarizes the unaudited pro forma results of operations as if the Company acquired Meridian on January 1, 2021 (2020 amounts represent combined results for the Company and Meridian). The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the period presented, nor does it indicate future results for any other interim or full-year period.

	Year Ended
	December 31
	2021	2020
	(Dollars in thousands)
Net interest income after provision for credit losses	$565,360	$560,461
Net income	$178,936	$186,218
Included in the pro forma net income for the twelve months ended December 31, 2021 are merger-related costs of $42.2 million, net of tax, recognized by the Company and Meridian, in the aggregate. These costs were primarily made up of severance, contract terminations due to the change in control, professional and legal fees, facilities conversion and termination costs and other integration costs.

NOTE 3 SECURITIES
Trading Securities
The Company had trading securities of $3.7 million and $2.8 million at December 31, 2021 and 2020, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company's non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $23.2 million and $22.1 million at December 31, 2021 and 2020, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the consolidated statements of income that relate to equity securities for the periods indicated:

	Years Ended December 31
	2021	2020	2019
	(Dollars in thousands)
Net gains recognized during the period on equity securities	$554	$528	$1,566
Less: net gains recognized during the period on equity securities sold during the period	192	14	18
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$362	$514	$1,548

Available for Sale Securities

The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at the dates indicated:

	December 31, 2021					December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$217,393	$990	$(2,901)	$—	$215,482	$22,476	$1,640	$—	$—	$24,116
U.S. treasury securities	873,467	172	(12,191)	—	861,448	—	—	—	—	—
Agency mortgage-backed securities	364,955	4,512	(5,534)	—	363,933	224,293	9,337	(1)	—	233,629
Agency collateralized mortgage obligations	78,966	1,282	(571)	—	79,677	88,687	3,083	(87)	—	91,683
State, county, and municipal securities	192	11	—	—	203	790	17	—	—	807
Single issuer trust preferred securities issued by banks	489	2	—	—	491	489	—	(1)	—	488
Pooled trust preferred securities issued by banks and insurers	1,199	—	(199)	—	1,000	1,429	—	(373)	—	1,056
Small business administration pooled securities	47,075	1,839	—	—	48,914	57,289	3,792	—	—	61,081
Total available for sale securities	$1,583,736	$8,808	$(21,396)	$—	$1,571,148	$395,453	$17,869	$(462)	$—	$412,860

The Company did not record a provision for estimated credit losses on any available for sale securities for the years ended December 31, 2021 and 2020. Excluded from the table above is accrued interest on available for sale securities of $3.0 million and $1.2 million at December 31, 2021 and 2020, respectively, which is included within other assets on the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities for the years ended December 31, 2021 and 2020. No securities held by the Company were delinquent on contractual payments at December 31, 2021 and 2020, nor were any securities placed on non-accrual status for the years then ended.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale for the years ended December 31, 2021 and 2020, and therefore no gains or losses were realized for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables shows the gross unrealized losses and fair value of the Company’s available for sale securities which are in an unrealized loss position, and for which the Company has not recorded a provision for credit losses as of the dates indicated. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

		December 31, 2021
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
U.S. government agency securities	6	$160,913	$(2,901)	$—	$—	$160,913	$(2,901)
U.S. treasury securities	17	811,993	(12,191)	—	—	811,993	(12,191)
Agency mortgage-backed securities	12	214,678	(5,534)	—	—	214,678	(5,534)
Agency collateralized mortgage obligations	1	22,960	(571)	—	—	22,960	(571)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,000	(199)	1,000	(199)
Total impaired available for sale securities	37	$1,210,544	$(21,197)	$1,000	$(199)	$1,211,544	$(21,396)

		December 31, 2020
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Agency mortgage-backed securities	3	$437	$(1)	$—	$—	$437	$(1)
Agency collateralized mortgage obligations	2	23,323	(87)	—	—	23,323	(87)
Single issuer trust preferred securities issued by banks and insurers	1	488	(1)	—	—	488	(1)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,056	(373)	1,056	(373)
Total impaired available for sale securities	7	$24,248	$(89)	$1,056	$(373)	$25,304	$(462)

The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis and management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments for the years ended December 31, 2021 and 2020. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at December 31, 2021:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Held to Maturity Securities

The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at the dates indicated:

	December 31, 2021					December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$32,987	$—	$(441)	$—	$32,546	$—	$—	$—	—	$—
U.S. treasury securities	102,560	6	(324)	—	102,242	4,017	60	—	—	4,077
Agency mortgage-backed securities	493,012	8,495	(4,271)	—	497,236	356,085	18,036	—	—	374,121
Agency collateralized mortgage obligations	415,736	3,232	(10,123)	—	408,845	335,993	8,466	(340)	—	344,119
Single issuer trust preferred securities issued by banks	1,500	8	—	—	1,508	1,500	—	(2)	—	1,498
Small business administration pooled securities	21,023	733	—	—	21,756	26,917	1,445	—	—	28,362
Total held to maturity securities	$1,066,818	$12,474	$(15,159)	$—	$1,064,133	$724,512	$28,007	$(342)	$—	$752,177

The Company did not record a provision for estimated credit losses on any held to maturity securities for the years ended December 31, 2021 and 2020. Excluded from the table above is accrued interest on held to maturity securities of $2.0 million and $1.5 million at December 31, 2021 and 2020, respectively, which is included within other assets on the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities for the years ended December 31, 2021 and 2020. No securities held by the Company were delinquent on contractual payments at December 31, 2021 and 2020, nor were any securities placed on non-accrual status for the years then ended.
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities for the years ended December 31, 2021 and 2020, and therefore no gains or losses were realized for such periods.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. At December 31, 2021 and 2020, all held to maturity securities held by the Company were rated investment grade or higher.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity at December 31, 2021 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$10,000	$10,007	$43,831	$44,065	$163,562	$161,410	$—	$—	$217,393	$215,482
U.S. treasury securities	—	—	643,068	633,504	230,399	227,944	—	—	873,467	861,448
Agency mortgage-backed securities	14,411	14,563	95,373	96,519	142,730	139,331	112,441	113,520	364,955	363,933
Agency collateralized mortgage obligations	—	—	—	—	—	—	78,966	79,677	78,966	79,677
State, county, and municipal securities	—	—	192	203	—	—	—	—	192	203
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	489	491	489	491
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,199	1,000	1,199	1,000
Small business administration pooled securities	—	—	—	—	—	—	47,075	48,914	47,075	48,914
Total available for sale securities	$24,411	$24,570	$782,464	$774,291	$536,691	$528,685	$240,170	$243,602	$1,583,736	$1,571,148
Held to maturity securities
U.S. government agency securities	$—	$—	$32,987	$32,546	$—	$—	$—	$—	$32,987	$32,546
U.S. Treasury securities	2,003	2,009	—	—	100,557	100,233	—	—	102,560	102,242
Agency mortgage-backed securities	—	—	3,016	3,156	288,552	287,116	201,444	206,964	493,012	497,236
Agency collateralized mortgage obligations	—	—	—	—	—	—	415,736	408,845	415,736	408,845
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,508	—	—	1,500	1,508
Small business administration pooled securities	—	—	—	—	—	—	21,023	21,756	21,023	21,756
Total held to maturity securities	2,003	2,009	36,003	35,702	390,609	388,857	638,203	637,565	1,066,818	1,064,133
Total	$26,414	$26,579	$818,467	$809,993	$927,300	$917,542	$878,373	$881,167	$2,650,554	$2,635,281
Included in the table above is $3.2 million of callable securities at December 31, 2021.
The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $740.6 million and $419.6 million at December 31, 2021 and 2020, respectively.
At December 31, 2021 and 2020, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the periods indicated:

	Years Ended December 31, 2021
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$21,086	$45,009	$5,397	$5,095	$14,275	$22,060	$470	$113,392
Charge-offs	(3,474)	—	—	(219)	—	(69)	(1,182)	(4,944)
Recoveries	2,686	57	—	98	1	249	638	3,729
Initial reserve on PCD loans	166	14,397	1,019	—	429	163	366	16,540
Provision for credit loss expense	(6,062)	24,023	5,900	(1,466)	(221)	(4,417)	448	18,205
Ending balance (1)	$14,402	$83,486	$12,316	$3,508	$14,484	$17,986	$740	$146,922

	Years Ended December 31, 2020
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance, pre adoption of ASU 2016-13	$17,594	$32,935	$6,053	$1,746	$3,440	$5,576	$396	$67,740
Cumulative effect accounting adjustment (2)	(1,984)	(13,048)	(3,652)	495	9,828	7,012	212	(1,137)
Cumulative effect accounting adjustment (3)	49	337	—	—	423	319	29	1,157
Charge-offs	(2,309)	(3,885)	—	(380)	(105)	(142)	(1,625)	(8,446)
Recoveries	289	9	—	33	2	210	1,035	1,578
Provision for credit loss expense	7,447	28,661	2,996	3,201	687	9,085	423	52,500
Ending balance (1)	$21,086	$45,009	$5,397	$5,095	$14,275	$22,060	$470	$113,392
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $43.7 million and $36.0 million at December 31, 2021 and December 31, 2020.
(2)Represents adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment represents a $1.1 million decrease to the allowance attributable to the change in accounting methodology for estimating the allowance for credit losses resulting from the Company's adoption of the standard.
(3)Represents adjustment needed to reflect the day one reclassification of the Company's purchased credit impaired ("PCI") loan balances to PCD and the associated gross-up, pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment represents a $1.2 million increase to the allowance resulting from the day one reclassification.

The balance of allowance for credit losses of $146.9 million at December 31, 2021 represents an increase of $33.5 million, or 29.6%, from the prior year end. The increase in the allowance was driven primarily by $67.2 million in initial allowance reserves recorded on the acquired Meridian loan portfolio, including $50.7 million and $16.5 million attributable to non-PCD and PCD loans, respectively. Partially offsetting the increase in allowance attributable to acquired loans was a reversal of credit loss expense of $32.5 million for the year ended December 31, 2021, primarily reflecting improvements in expected overall macro-economic forecast assumptions and continued strong asset quality metrics, along with lower organic loan growth.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$478,141	$167,421	$92,657	$74,940	$12,432	$27,000	$681,155	$250	$1,533,996
Potential weakness	779	6,874	1,627	109	908	287	5,401	—	15,985
Definite weakness - loss unlikely	766	317	962	515	2,570	258	7,910	—	13,298
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$479,686	$174,612	$95,246	$75,564	$15,910	$27,545	$694,466	$250	$1,563,279

Commercial real estate
Pass	$1,445,829	$1,232,824	$875,001	$950,540	$820,201	$1,913,217	$154,020	$—	$7,391,632
Potential weakness	51,024	86,781	53,250	69,137	53,455	185,847	13,617	—	513,111
Definite weakness - loss unlikely	20,078	4,106	3,380	1,663	35,727	22,647	—	—	87,601
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$1,516,931	$1,323,711	$931,631	$1,021,340	$909,383	$2,121,711	$167,637	$—	$7,992,344

Commercial construction
Pass	$374,023	$451,987	$141,127	$62,752	$19,168	$48,175	$36,368	$2,289	$1,135,889
Potential weakness	9,646	2,550	—	—	—	12,811	—	—	25,007
Definite weakness - loss unlikely	4,561	—	—	—	—	—	—	—	4,561
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$388,230	$454,537	$141,127	$62,752	$19,168	$60,986	$36,368	$2,289	$1,165,457

Small business
Pass	$53,939	$37,017	$20,840	$13,459	$9,665	$18,603	$35,875	$—	$189,398
Potential weakness	210	456	379	198	4	285	803	—	2,335
Definite weakness - loss unlikely	—	619	32	9	4	278	514	—	1,456
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$54,149	$38,092	$21,251	$13,666	$9,673	$19,166	$37,192	$—	$193,189

Residential real estate
Pass	$454,162	$215,142	$114,762	$122,745	$133,961	$559,701	$—	$—	$1,600,473
Default	—	392	—	1,010	—	2,811	—	—	4,213
Total residential real estate	$454,162	$215,534	$114,762	$123,755	$133,961	$562,512	$—	$—	$1,604,686

Home equity
Pass	$66,410	$63,870	$38,201	$33,505	$38,051	$109,544	$684,427	$3,932	$1,037,940
Default	—	—	—	—	—	—	1,555	116	1,671
Total home equity	$66,410	$63,870	$38,201	$33,505	$38,051	$109,544	$685,982	$4,048	$1,039,611

Other consumer
Pass	$3,363	$2,702	$2,191	$859	$654	$4,462	$14,377	$—	$28,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Default	16	6	29	25	—	35	1	—	112
Total other consumer	$3,379	$2,708	$2,220	$884	$654	$4,497	$14,378	$—	$28,720

Total	$2,962,947	$2,273,064	$1,344,438	$1,331,466	$1,126,800	$2,905,961	$1,636,023	$6,587	$13,587,286

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$1,074,773	$141,859	$97,908	$30,431	$19,426	$19,749	$631,049	$2,538	$2,017,733
Potential weakness	9,020	1,869	670	4,997	1,539	294	20,766	—	39,155
Definite weakness - loss unlikely	2,009	1,310	19,575	2,997	320	429	6,991	—	33,631
Partial loss probable	672	—	—	—	156	143	11,662	—	12,633
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$1,086,474	$145,038	$118,153	$38,425	$21,441	$20,615	$670,468	$2,538	$2,103,152

Commercial real estate
Pass	$1,054,345	$726,276	$480,725	$544,826	$372,542	$664,256	$19,085	$14,737	$3,876,792
Potential weakness	27,877	55,166	30,286	19,531	25,462	71,252	13,610	—	243,184
Definite weakness - loss unlikely	25,878	3,502	3,857	10,185	3,376	7,153	—	—	53,951
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$1,108,100	$784,944	$514,868	$574,542	$401,380	$742,661	$32,695	$14,737	$4,173,927

Commercial construction
Pass	$255,679	$167,948	$30,706	$32,538	$—	$6,689	$31,705	$588	$525,853
Potential weakness	17,528	9,953	520	—	—	—	75	—	28,076
Definite weakness - loss unlikely	—	—	—	—	—	—	—	—	—
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$273,207	$177,901	$31,226	$32,538	$—	$6,689	$31,780	$588	$553,929

Small business
Pass	$41,713	$27,751	$19,497	$13,411	$13,837	$19,624	$35,451	$—	$171,284
Potential weakness	—	10	15	15	6	217	822	—	1,085
Definite weakness - loss unlikely	684	438	122	11	137	353	883	—	2,628
Partial loss probable	—	—	—	—	—	—	26	—	26
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$42,397	$28,199	$19,634	$13,437	$13,980	$20,194	$37,182	$—	$175,023

Residential real estate
Pass	$219,595	$146,058	$160,422	$144,638	$215,568	$401,279	$—	$—	$1,287,560
Default	—	—	427	—	4,158	4,038	—	—	8,623
Definite loss	—	—	—	—	—	—	—	—	—
Total residential real estate	$219,595	$146,058	$160,849	$144,638	$219,726	$405,317	$—	$—	$1,296,183

Home equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pass	$82,312	$59,409	$52,088	$53,570	$41,181	$111,360	$661,575	$4,663	$1,066,158
Default	—	—	—	—	—	440	1,837	355	2,632
Definite loss	—	—	—	—	—	—	—	—	—
Total home equity	$82,312	$59,409	$52,088	$53,570	$41,181	$111,800	$663,412	$5,018	$1,068,790

Other consumer
Pass	$816	$398	$165	$665	$615	$6,749	$12,317	$—	$21,725
Default	—	—	—	15	—	111	11	—	137
Definite loss	—	—	—	—	—	—	—	—	—
Total other consumer	$816	$398	$165	$680	$615	$6,860	$12,328	$—	$21,862
Total	$2,812,901	$1,341,947	$896,983	$857,830	$698,323	$1,314,136	$1,447,865	$22,881	$9,392,866
(1)Loans origination dates in the tables above reflect the original date, or the date of a material modification of a previously originated loan, for both organic originations and acquired loans.
(2)Loans originated as part of the Paycheck Protection Program ("PPP") established by the CARES Act are reported as commercial and industrial under the 2021 and 2020 vintage years and "Pass" category as these loans are 100% guaranteed by the U.S. Government. Outstanding PPP loans totaled $216.2 million and $791.9 million at December 31, 2021 and 2020, respectively, the former of which reflects PPP loans acquired in the Meridian acquisition.
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

	December 31 2021	December 31 2020
Residential portfolio
FICO score (re-scored)(1)	749	749
LTV (re-valued)(2)	54.4%	57.4%
Home equity portfolio
FICO score (re-scored)(1)	772	771
LTV (re-valued)(2)(3)	42.4%	46.0%
(1)The average FICO scores at December 31, 2021 are based upon rescores from December 2021, as available for previously originated loans, or origination score data for loans booked in December 2021.  The average FICO scores at December 31, 2020 were based upon rescores from December 2020, as available for previously originated loans, or origination score data for loans booked in December 2020.
(2)The combined LTV ratios for December 31, 2021 are based upon updated automated valuations as of November 2021, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2020 were based upon updated automated valuations as of November 2020, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At December 31, 2021 and 2020, the Company's estimated reserve for unfunded commitments amounted to $1.5 million and $1.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In response to the COVID-19 pandemic, the Company granted loan modifications to allow deferral of payments for borrowers negatively impacted by the pandemic. The balance of loans with active deferrals at December 31, 2021 was $383.1 million, which included $194.3 million in COVID-19 related modifications in the acquired Meridian portfolio, compared to $173.6 million at December 31, 2020. The majority of these loans with active deferrals continue to be characterized as current loans. In accordance with regulatory guidance, these modifications were not considered to be troubled debt restructurings ("TDRs") if they were performing prior to December 31, 2019. Additionally, a majority of these loans were characterized as current and therefore were not impacting nonaccrual or delinquency totals at December 31, 2021 and 2020. The Company does, however, consider all active deferrals when estimating loss reserves. As loans reach their deferral maturity date, consideration of TDR and delinquency status will resume in accordance with the Company's accounting policy.
The following table shows information regarding nonaccrual loans at the dates indicated:

	Nonaccrual Balances
	December 31, 2021			December 31, 2020
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total (1)	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total (1)
	(Dollars in thousands)
Commercial and industrial	$3,420	$19	$3,439	$3,804	$30,925	$34,729
Commercial real estate	10,870	—	10,870	10,195	—	10,195
Small business	44	—	44	815	10	825
Residential real estate	8,580	602	9,182	10,935	4,593	15,528
Home equity	3,781	—	3,781	5,427	—	5,427
Other consumer	504	—	504	156	—	156
Total nonaccrual loans	$27,199	$621	$27,820	$31,332	$35,528	$66,860
(1)Included in these amounts are $2.0 million and $22.2 million of nonaccruing TDRs at December 31, 2021 and December 31, 2020, respectively.
    It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans for the years ended December 31, 2021, 2020, and 2019.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,426	$1,750

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    The following tables show the age analysis of past due financing receivables at the dates indicated:

	December 31, 2021
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	7	$143	2	$252	2	$24	11	$419	$1,562,860	$1,563,279	$—
Commercial real estate	15	32,845	—	—	4	1,339	19	34,184	7,958,160	7,992,344	—
Commercial construction	—	—	—	—	—	—	—	—	1,165,457	1,165,457	—
Small business	11	136	6	53	4	24	21	213	192,976	193,189	—
Residential real estate	12	2,709	5	714	76	3,922	93	7,345	1,597,341	1,604,686	—
Home equity	15	1,375	6	381	21	1,671	42	3,427	1,036,184	1,039,611	—
Other consumer (1)	458	719	41	277	16	112	515	1,108	27,612	28,720	—
Total	518	$37,927	60	$1,677	123	$7,092	701	$46,696	$13,540,590	$13,587,286	$—

	December 31, 2020
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	2	$318	1	$672	8	$785	11	$1,775	$2,101,377	$2,103,152	$—
Commercial real estate	3	409	—	—	4	515	7	924	4,173,003	4,173,927	—
Commercial construction	—	—	2	2,794	—	—	2	2,794	551,135	553,929	—
Small business	14	421	6	273	4	59	24	753	174,270	175,023	—
Residential real estate	12	2,150	8	5,507	27	3,648	47	11,305	1,284,878	1,296,183	—
Home equity	10	733	5	203	33	2,633	48	3,569	1,065,221	1,068,790	—
Other consumer (1)	260	137	3	1	6	138	269	276	21,586	21,862	1
Total	301	$4,168	25	$9,450	82	$7,778	408	$21,396	$9,371,470	$9,392,866	$1
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company’s total TDRs and other pertinent information at the dates indicated:

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
TDRs on accrual status	$14,635	$16,983
TDRs on nonaccrual	1,993	22,209
Total TDRs	$16,628	$39,192
Additional commitments to lend to a borrower who has been a party to a TDR	$190	$263
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the troubled debt restructurings which occurred for the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Year Ended
	December 31, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings		(Dollars in thousands)
Commercial and industrial	1	$14,148	$14,148
Commercial real estate	5	3,964	3,964
Small business	2	189	189
Total (1)	8	$18,301	$18,301

	Year Ended
	December 31, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings		(Dollars in thousands)
Commercial and industrial	8	$732	$732
Commercial real estate	10	2,865	2,865
Small business	10	752	728
Residential real estate	2	559	642
Total (1)	30	$4,908	$4,967

	Year Ended
	December 31, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings		(Dollars in thousands)
Commercial and industrial	3	$268	$268
Commercial real estate	4	819	819
Small business	1	14	14
Residential real estate	3	967	1,009
Home equity	2	121	121
Total (1)	13	$2,189	$2,231
(1)The pre-modification and post-modification balances represent the legal principal balance of the loan. Activity presented in the tables above includes $14.3 million, $1.9 million, and $855,000 of modifications on existing TDRs during the years ended December 31, 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the periods indicated:

	Years Ended
	December 31
	2021	2020	2019

Extended maturity	$4,153	$4,120	$1,565
Adjusted interest rate	—	822	150
Combination rate and maturity	14,148	—	441
Court ordered concession	—	25	75
Total	$18,301	$4,967	$2,231
The Company considers a loan to have defaulted when it reaches 90 days past due. There was one commercial real estate loan modified during 2020 with a recorded investment of $3.2 million, which subsequently defaulted during 2021 prior to being paid off during the fourth quarter. As such, this loan is not included within outstanding TDR balances December 31, 2021. There were no defaults on such loans modified during the prior twelve months periods ended December 31, 2020 and 2019, respectively. The Company determines the amount of allowance on TDRs in accordance with CECL methodology using a discounted cash flow approach, or a fair value of collateral approach if the loan is determined to be individually evaluated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 LOANS AND ALLOWANCE FOR LOAN LOSSES
The Company adopted the CECL standard, effective January 1, 2020. Prior to 2020, the Company recognized an allowance for loan losses in accordance with the incurred loss impairment model under the previously applicable GAAP. As required by disclosure guidance, the Company has included relevant disclosures and accounting policies prior to the adoption of CECL within this footnote, as it relates to loans and allowance for loan losses.

The following table bifurcates the amount of loans and the allowance allocated to each loan category based on the type of impairment analysis at December 31, 2019:

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

	As of and For the Year Ended December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial and industrial	$23,786	$34,970	$—	$27,056	$136
Commercial real estate	6,213	12,101	—	12,595	523
Small business	469	484	—	471	22
Residential real estate	4,976	5,123	—	5,045	222
Home equity	3,764	3,893	—	3,869	184
Other consumer	34	34	—	41	3
Subtotal	39,242	56,605	—	49,077	1,090
With an allowance recorded
Commercial and industrial	670	670	126	718	29
Commercial real estate	2,124	2,124	48	2,176	122
Small business	68	105	8	74	2
Residential real estate	6,252	7,163	637	6,326	239
Home equity	1,184	1,382	156	1,214	52
Other consumer	88	91	5	97	3
Subtotal	10,386	11,535	980	10,605	447
Total	$49,628	$68,140	$980	$59,682	$1,537

NOTE 6 BANK PREMISES AND EQUIPMENT
Bank premises and equipment at December 31, were as follows:

	2021	2020	Estimated Useful Life
	(Dollars in thousands)		(In years)
Cost
Land	$54,295	$32,450	n/a
Bank premises	96,887	63,544	5-40
Leasehold improvements	45,263	38,667	1-27
Furniture and equipment	89,029	81,815	2-12
Leased equipment	21,660	—	5
Total cost	307,134	216,476
Accumulated depreciation	(111,544)	(100,083)
Net bank premises and equipment	$195,590	$116,393
Depreciation expense related to bank premises and equipment was $12.5 million, $12.8 million, and $11.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is primarily reflected in occupancy and equipment expenses.

    In 2021 the Company purchased a total of $21.7 million in equipment that was subject to a master lease agreement with a third party lessee and recognized rental income of $890,000 for the year ended December 31, 2021, as the Company assumed the role of lessor in conjunction with the purchase. This arrangement was deemed to be an operating lease for accounting purposes. Previously, the Company had purchased $10.6 million in equipment that was subject to a similar agreement and recognized rental income of $1.5 million for the year ended December 31, 2020. This arrangement was originally deemed to be an operating lease for accounting purposes but was subsequently modified and as a result the transaction was reflected as a direct financing beginning in the fourth quarter of 2020 and no additional rental income was recognized by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 GOODWILL AND OTHER INTANGIBLE ASSETS
The following table sets forth the carrying value of goodwill and other intangible assets, net of accumulated amortization, at December 31:

	2021	2020
	(Dollars in thousands)
Balances not subject to amortization
Goodwill	$985,072	$506,206
Balances subject to amortization
Core deposit intangibles	27,053	22,215
Other intangible assets	5,719	892
Total other intangible assets	32,772	23,107
Total goodwill and other intangible assets	$1,017,844	$529,313
The changes in the carrying value of goodwill for the periods indicated were as follows:

	2021	2020
	(Dollars in thousands)
Balance at beginning of year	$506,206	$506,206
Acquisitions	478,866	—
Balance at end of year	$985,072	$506,206

The gross carrying amount and accumulated amortization of other intangible assets were as follows at the dates indicated:

	December 31
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposit intangibles	$48,920	$(21,867)	$27,053	$38,620	$(16,405)	$22,215
Other intangible assets	6,390	(671)	5,719	2,434	(1,542)	892
Total	$55,310	$(22,538)	$32,772	$41,054	$(17,947)	$23,107
The following table sets forth the estimated annual amortization expense of intangible assets for each of the next five years:

Year	Amount
(Dollars in thousands)
2022	$7,662
2023	$6,884
2024	$5,911
2025	$4,720
2026	$2,824
The original weighted average amortization period for intangible assets is 9.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 DEPOSITS
The following is a summary of the scheduled maturities of time deposits at December 31:

	2021		2020
	(Dollars in thousands)
1 year or less	$1,216,437	79.4%	$789,237	83.0%
Over 1 year to 2 years	142,942	9.3%	93,727	9.9%
Over 2 years to 3 years	85,650	5.6%	36,739	3.9%
Over 3 years to 4 years	66,907	4.4%	13,407	1.4%
Over 4 years to 5 years	19,214	1.3%	17,519	1.8%
Total	$1,531,150	100.0%	$950,629	100.0%
    The amount of overdraft deposits that were reclassified to the loan category were $1.5 million and $1.4 million at December 31, 2021 and 2020, respectively.
    The Company had pledged assets as collateral covering certain deposits in the amount of $740.6 million and $419.6 million at December 31, 2021 and 2020, respectively.
    The Bank's deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The amount of time deposit accounts equal to or greater than $250,000 at of December 31, 2021 and 2020 was $339.3 million and $202.2 million, respectively.

NOTE 9 BORROWINGS

Federal Home Loan Bank Borrowings
Advances payable to the Federal Home Loan Bank at December 31, 2021 and 2020 were as follows:

	2021		2020
		Weighted		Weighted
		Average		Average
	Total	Contractual	Total	Contractual
	Outstanding	Rate	Outstanding	Rate
	(Dollars in thousands)
Stated Maturity
2021	$—	—%	$35,042	1.12%
2022	25,000	0.34%	—	—%
Subtotal	25,000	0.34%	35,042	1.12%
Amortizing advances	667		698
Total Federal Home Loan Bank Advances	$25,667		$35,740
To manage the interest rate risk of these advances, the Company may enter into interest rate swap agreements which effectively fix the rate of the borrowing. Inclusive of the impact of these swap arrangements, the weighted average rate of all FHLB borrowings was 2.05% and 2.30% at December 31, 2021 and 2020, respectively.
The Company’s FHLB advances are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the FHLB, residential mortgages, and by certain commercial real estate loans held in the Bank’s portfolio. The carrying value of the loans pledged as collateral for these borrowings totaled $2.3 billion and $2.1 billion at December 31, 2021 and 2020, respectively. The Bank’s unused remaining available borrowing capacity at the FHLB was approximately $1.6 billion and $1.4 billion at December 31, 2021 and 2020, respectively, inclusive of a $5.0 million line of credit. At December 31, 2021 and 2020, the Company had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB's collateral pledging program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-Term Debt
Excluding FHLB borrowings included in the table above, the Company had no short-term borrowings at December 31, 2021 and 2020.
The Company recorded no interest expense on short-term borrowings for the years ended December 31, 2021 and 2020, and recorded $104,000 for the year ended December 31, 2019.

Long-Term Debt
The following table summarizes long-term debt, net of debt issuances costs, at the dates indicated:

	December 31
	2021	2020
	(Dollars in thousands)
Long term borrowings, net	$14,063	$32,773
Junior subordinated debentures
Capital Trust V	51,512	51,510
Central Trust I	5,258	5,258
Central Trust II	6,083	6,083
Subordinated debentures	49,791	49,696
Total long-term debt	$126,707	$145,320

The interest expense on long-term debt was $4.5 million, $5.4 million, and $8.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Long-term borrowings: During the first quarter of 2019 the Company entered into a senior unsecured term loan credit facility of which $14.1 million and $32.8 million was outstanding at December 31, 2021 and 2020, respectively. Advances under the term loan facility bear interest at an interest rate equal to one-month LIBOR plus 1.25% (1.35% at December 31, 2021). This term loan facility is due and payable in full on March 28, 2022.
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
For regulatory purposes, bank holding companies are allowed to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions in the Dodd-Frank Act generally exclude trust preferred securities from Tier 1 capital, however, holding companies with consolidated assets of less than $15 billion at December 31, 2009, are able to permanently to include these instruments in Tier 1 capital, unless the Company crosses the consolidated assets threshold as a result of merger and acquisition activity. Accordingly, as the Company’s acquisition of Meridian resulted in the crossing of $15 billion in its consolidated assets, its trust preferred securities were phased out of Tier 1 capital and included within Tier 2 capital as of December 31, 2021, in accordance with applicable regulatory guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information relating to these trust preferred securities is as follows:

Trust	Description of Capital Securities
Capital Trust V	$50.0 million due in 2037, interest at a variable rate of 3 month LIBOR plus 1.48% (1.70% at December 31, 2021).
Central Trust I	$5.1 million due in 2034, bearing interest at a variable rate of 3 month LIBOR plus 2.44% (2.66% at December 31, 2021). These securities are callable quarterly, until maturity.
Central Trust II	$5.9 million due in 2037, bearing interest at a variable rate of 3 month LIBOR plus 1.65% (1.87% at December 31, 2021). These securities are callable quarterly, until maturity.
All obligations under these trust preferred securities are unconditionally guaranteed by the Company.
Subordinated Debentures: At December 31, 2021 and 2020 the Company held $50.0 million of outstanding subordinated debentures at the bank holding company. On March 14, 2019 the Company issued subordinated debentures with an aggregate principal amount of $50.0 million in a private placement transaction to institutional accredited investors. The subordinated debentures mature on March 15, 2029. However, with regulatory approval, the Company may redeem the subordinated debentures without penalty at any scheduled payment date on or after March 15, 2024 with 30 days notice. The subordinated debentures carry a fixed rate of interest of 4.75% through March 15, 2024, after which interest converts to a variable rate of the then current three-month LIBOR rate plus 219 basis points, or equivalent alternate rate.
The following table sets forth the contractual maturities of long-term debt over the next five years:

	2022	2023	2024	2025	2026	Thereafter	Total
	(Dollars in thousands)
Long term borrowings	$14,063	$—	$—	$—	$—	$—	$14,063
Junior subordinated debentures
Capital trust V	—	—	—	—	—	51,547	51,547
Central trust I	—	—	—	—	—	5,258	5,258
Central trust II	—	—	—	—	—	6,083	6,083
Subordinated debentures	—	—	—	—	—	50,000	50,000
Total (1)	$14,063	$—	$—	$—	$—	$112,888	$126,951
(1)Amounts in this table are presented on a gross basis, and do not include the capitalized issuance costs as presented in the Company's Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 STOCK BASED COMPENSATION
The Company's stock based plans include the Second Amended and Restated 2005 Employee Stock Plan (the "2005 Plan") and the 2018 Non-Employee Director Stock Plan (the "2018 Plan"), which have been approved by the Company’s Board of Directors and shareholders. Up to 300,000 shares of the Company's common stock were authorized for issuance under the 2018 plan, which amount includes the 174,855 shares of common stock transferred from the 2010 Non-Employee Director Stock Plan (the "2010 Plan"), which shares were authorized but unissued when the 2010 Plan expired in May 2018. These shares may be awarded as either stock option awards or restricted stock awards from its pool of authorized but unissued shares.
The following table presents the amount of cumulatively granted stock option awards and restricted stock awards, net of forfeitures and expirations, granted through December 31, 2021:

	Authorized Awards	Cumulatively Granted, Net of Forfeitures and Expirations		Total	Authorized but Unissued
		Stock Option Awards	Restricted Stock Awards
2005 Plan	1,650,000	387,258	927,346	1,314,604	335,396
2018 Plan	300,000	—	30,258	30,258	269,742

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized for the periods presented:

	Years Ended December 31
	2021	2020	2019
	(Dollars in thousands)
Stock based compensation expense
Restricted stock awards (1)	$3,580	$3,272	$3,679
Directors’ fee expense (2)
Stock options	—	—	23
Restricted stock awards	729	851	701
Total stock based award expense	$4,309	$4,123	$4,403
Related tax benefits recognized in earnings	$1,212	$1,159	$1,238
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
For the years ended December 31, 2021, 2020 and 2019 there were no awards granted by the Company of nonqualified options to purchase shares of common stock.

Under all of the Company’s stock based plans, the option exercise price is based upon the average of the high and low trading value of the stock on the date of grant. Stock option awards granted to date under all plans expire at various dates through 2028.
The following table presents relevant information relating to the Company’s stock options for the periods presented:

	Years Ended December 31
	2021	2020	2019
	(Dollars in thousands, except per share data)
Fair value of stock options vested based on grant date fair value	n/a	$22	$21
Intrinsic value of stock options exercised	$414	$404	$883
Cash received from stock option exercises	$233	$279	$396
Tax benefit realized on stock option exercises	$116	$114	$248
The following table presents a summary of stock option award activity for the year ended December 31, 2021:

	Outstanding
	Stock Option Awards		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
	(Dollars in thousands, except per share data)
Balance at January 1, 2021	28,500		$47.61
Granted	—		—
Exercised	(8,500)		27.46
Balance of options outstanding, vested and exercisable at December 31, 2021	20,000	(2)	$56.18	4.63 years	$509
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2021 of $81.65, which would have been received by in-the-money option holders had they all exercised their options as of that date.
(2)Represents vested stock options outstanding to Directors.
For the year ended December 31, 2021, all outstanding stock option awards are vested and there is no unrecognized compensation expense related to those options.
Restricted Stock
The Company grants both time-vested restricted stock awards as well as performance-based restricted stock awards. During the years ended December 31, 2021, 2020, and 2019 the Company made the following restricted stock award grants:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares Granted	Plan	Fair Value (1)	Vesting Period
Time-vested
2021
2/18/2021	49,550	2005	$81.84	Ratably over 5 years from grant date
5/25/2021	7,680	2018	$78.18	Immediately upon grant date
9/1/2021	640	2018	$76.78	Immediately upon grant date

2020
2/27/2020	46,550	2005	$70.24	Ratably over 5 years from grant date
4/15/2020	880	2005	$70.02	Ratably over 5 years from grant date
5/27/2020	9,438	2018	$72.86	Immediately upon grant date

2019
2/21/2019	43,250	2005	$83.87	Ratably over 5 years from grant date
3/15/2019	600	2005	$79.55	Ratably over 5 years from grant date
4/1/2019	1,090	2005	$82.62	Ratably over 3 years from grant date
5/21/2019	6,500	2018	$77.08	Immediately upon grant date

Performance-based
2/18/2021	18,900	2005	$81.84	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2024.
2/27/2020	17,100	2005	$70.24	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2023.
2/21/2019	15,900	2005	$83.87	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2022.
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
The following table presents the fair value of restricted stock awards that vesting during the periods presented:

	Years Ended December 31
	2021	2020	2019
	(Dollars in thousands)
Fair value of restricted stock awards upon vesting	$5,754	$5,580	$6,005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of restricted stock award activity for the year ended December 31, 2021:

	Outstanding Restricted Stock Awards		Weighted Average Grant Price ($)
	(Dollars in thousands, except per share data)
Balance at January 1, 2021	181,505		$71.46
Granted	76,770		81.43
Vested/released	(68,137)		67.40
Forfeited	(4,965)		73.44
Balance at December 31, 2021	185,173	(1)	$77.03
Unrecognized compensation cost (inclusive of directors’ fees)				$8,213
Weighted average remaining recognition period (years)				3.06 years
(1)Inclusive of 4,500 restricted stock awards outstanding to Directors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects information about the Company’s derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

December 31, 2021
				Weighted Average Rate
	Notional Amount		Weighted Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)		(in years)			(in thousands)
Interest rate swaps on borrowings	$25,000	(1)	0.62	0.16%	1.88%	$(294)

				Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	550,000		2.58	0.11%	2.16%	11,830

				Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000		1.66	0.11%	2.73% - 2.20%	9,383

Total	$975,000					$20,919

December 31, 2020
				Weighted Average Rate
	Notional Amount		Weighted Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)		(in years)			(in thousands)
Interest rate swaps on borrowings	$75,000		1.18	0.22%	1.53%	$(1,341)

				Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	450,000		2.66	0.15%	2.37%	27,021

				Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000		2.66	0.15%	2.73% - 2.20%	21,764

Total	$925,000					$47,444
(1)Two forward starting swaps with notional amounts of $25.0 million each matured in December 2021. The Company originally entered into these swaps in April 2016 for purposes of hedging $50.0 million of existing junior subordinated dentures.
The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 7.2 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $15.4 million (pre-tax) to be reclassified as an increase to interest income and $238,000 (pre-tax) to be reclassified as an increase to interest expense, from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at December 31, 2021.
During the year ended December 31, 2020, the Company accelerated the reclassification of a loss of approximately $684,000 from OCI to earnings as a result of the termination of one of its cash flow hedges. The Company exited the hedge and paid off the associated borrowing in 2020. The Company did not terminate any of its cash flow hedges during 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had no fair value hedges for the years ended December 31, 2021, 2020 and 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the Company’s customer related derivative positions at the dates indicated below for those derivatives not designated as hedging:

	Number of Positions (1)	Notional Amount Maturing
		Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2021
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	296	$37,589	$139,844	$123,507	$260,953	$1,060,276	$1,622,169	$55,984
Pay fixed, receive variable	296	37,589	139,844	123,507	260,953	1,060,276	1,622,169	(55,982)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	52	149,588	8,784	—	—	—	158,372	5,734
Buys U.S. currency, sells foreign currency	52	149,588	8,784	—	—	—	158,372	(5,734)
Risk participation agreements
Participation out	11	—	2,635	7,138	24,539	68,408	102,720	279
Participation in	7	29,972	28,235	—	—	8,339	66,546	(55)
	Number of Positions (1)	Notional Amount Maturing
		Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2020
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	322	$102,999	$76,487	$149,265	$147,422	$1,222,557	$1,698,730	$127,226
Pay fixed, receive variable	313	102,999	76,487	149,265	147,422	1,222,557	1,698,730	(127,216)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	33	87,557	5,300	—	—	—	92,857	(4,214)
Buys U.S. currency, sells foreign currency	33	87,557	5,300	—	—	—	92,857	4,224
Risk participation agreements
Participation out	12	6,721	—	2,675	7,307	93,378	110,081	512
Participation in	8	—	30,649	29,072	—	15,844	75,565	(118)
(1)     The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.
Mortgage Derivatives
    The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans will likely be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was a decrease of $1.7 million, an increase of $1.3 million and an increase of $822,000 for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
    Outstanding loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might change from inception of the rate lock to funding of the loan due to changes in mortgage interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
    The aggregate amount of net realized gains or losses on sales of loans included within mortgage banking income was $19.9 million, $30.1 million and $13.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$21,951	(3)	$48,786	(3)	$1,032	(4)	$1,342	(4)
Derivatives not designated as hedges
Customer Related Positions:
Loan level derivatives	68,726	(3)	127,228	(3)	68,724	(4)	127,218	(4)
Foreign exchange contracts	6,147		4,359		6,147		4,349
Risk participation agreements	279		513		55		119
Mortgage Derivatives
Interest rate lock commitments	753		6,513		—		—
Forward sale loan commitments	56		—		—		1
Forward sale hedge commitments	—		—		57		1,035
Total derivatives not designated as hedges	75,961		138,613		74,983		132,722
Total	97,912		187,399		76,015		134,064

Netting Adjustments (5)	(5,727)		23		6,769		16,105
Net Derivatives on the Balance Sheet	92,185		187,422		69,246		117,959

Financial instruments (6)	28,318		48,786		28,318		48,786
Cash collateral pledged (received)	—		—		33,838		62,460
Net Derivative Amounts	$63,867		$138,636		$7,090		$6,713

(1)All asset derivatives are located in other assets on the balance sheet.
(2)All liability derivatives are located in other liabilities on the balance sheet.
(3)Approximately $1.2 million and $1.5 million of accrued interest receivable is included in the fair value of the interest rate and loan level asset derivatives, respectively, at December 31, 2021, in comparison to accrued interest receivable of approximately and $1.2 million and $2.0 million, respectively, at December 31, 2020.
(4)Approximately $5,000 and $1.5 million of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities as of December 31, 2021, in comparison to accrued interest payable of approximately $81,000 and $2.0 million, respectively, at December 31, 2020.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance. As displayed in the table above, derivatives that cleared through the CME were either in a net asset position or a net liability position as of December 31, 2021 and 2020.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Years Ended December 31
	2021	2020	2019
	(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivatives (effective portion), net of tax	$(19,139)	$16,797	$10,331
Gain reclassified from OCI into interest income or interest expense (effective portion)	$18,691	$14,306	$2,346
Loss reclassified from OCI into noninterest expense (loss on termination)	$—	$(684)	$—
Interest expense	$—	$—	$—
Other expense	—	—	—
Total	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$217	$90	$39
Other expenses	(405)	(199)	(18)
Changes in fair value of mortgage derivatives
Mortgage banking income	(4,725)	4,005	1,275
Total	$(4,913)	$3,896	$1,296

    The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $34.8 million and $79.8 million at December 31, 2021 and December 31, 2020, respectively. Although none of the contingency provisions have applied at December 31, 2021 and December 31, 2020, the Company has posted collateral to offset the net liability exposure with institutional counterparties.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company's exposure relating to institutional counterparties was $28.3 million and $48.8 million at December 31, 2021 and 2020, respectively. The Company’s exposure relating to customer counterparties was approximately $62.4 million and $127.2 million at December 31, 2021 and 2020, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 INCOME TAXES

    The provision for income taxes is comprised of the following components:

	Years Ended December 31
	2021	2020	2019
	(Dollars in thousands)
Current expense
Federal	$21,539	$32,171	$27,980
State	11,054	17,004	14,359
Total current expense	32,593	49,175	42,339
Deferred expense (benefit)
Federal	3,032	(10,872)	9,080
State	58	(6,634)	1,514
Total deferred expense (benefit)	3,090	(17,506)	10,594
Total expense	$35,683	$31,669	$52,933
The difference between the statutory federal income tax rate and the effective income tax rate reported for the last three years is detailed below:

	Years Ended December 31
	2021		2020		2019
	(Dollars in thousands)
Computed statutory federal income tax provision	$32,902	21.00%	$32,096	21.00%	$45,803	21.00%
State taxes, net of federal tax benefit	8,754	5.59%	8,147	5.33%	12,262	5.63%
CARES Act - net operating loss carryback (1)	—	—%	(4,809)	(3.15)%	—	—%
Change in valuation allowance	26	0.02%	—	—%	17	0.01%
Increase in cash surrender value of life insurance	(1,405)	(0.90)%	(1,345)	(0.88)%	(1,144)	(0.52)%
Low Income Housing Project Investments	(2,308)	(1.47)%	(1,851)	(1.21)%	(1,696)	(0.78)%
Merger and other related costs (non-deductible)	630	0.40%	—	—%	582	0.27%
New Markets Tax Credits	—	—%	—	—%	(2,675)	(1.23)%
Nontaxable interest, net	(1,022)	(0.65)%	(723)	(0.47)%	(757)	(0.35)%
Stock-based compensation	(372)	(0.24)%	(1,067)	(0.70)%	(824)	(0.38)%
Other, net	(1,522)	(0.97)%	1,221	0.80%	1,365	0.63%
Total expense	$35,683	22.78%	$31,669	20.72%	$52,933	24.28%

(1)On March 27, 2020 the CARES Act was signed into law, allowing the Company to realize a $4.8 million discrete tax benefit. This discrete benefit was associated with revised net operating loss (NOL) carryback provisions. The difference in enacted tax rates between the year of carryback versus carryforward resulted in a benefit recognized in income during the period that included the enactment date. Accordingly, the discrete benefit was fully recognized during the first quarter of 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax-effected components of the net deferred tax asset at December 31 of the years presented were as follows:

	2021	2020
	(Dollars in thousands)
Deferred tax assets
Accrued expenses not deducted for tax purposes	$15,909	$13,804
Allowance for credit losses	41,541	32,265
Employee and director equity compensation	1,489	1,548
Foreign Tax Credit Carryforward	89	89
Loan basis difference fair value adjustment	2,286	4,791
Net operating loss carry-forward	637	226
Net unrealized loss on securities available for sale	2,921	—
Operating lease liability	17,970	15,846
Other	1,188	999
Gross deferred tax assets	$84,030	$69,568
Valuation allowance	(306)	(280)
Total deferred tax assets net of valuation allowance	$83,724	$69,288
Deferred tax liabilities
Core deposit and other intangibles	$5,927	$4,344
Deferred loan fees, net	6,107	336
Derivatives fair value adjustment	5,536	13,036
Fixed assets	18,437	7,786
Goodwill	11,249	10,947
Net unrealized gain on securities available for sale	—	4,152
Prepaid pension	3,296	3,404
Right of use asset	16,829	12,979
Other	1,825	1,573
Gross deferred tax liabilities	$69,206	$58,557
Total net deferred tax asset	$14,518	$10,731
Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income in future periods.
At December 31, 2021, the Company had a foreign tax credit carryforward with a related deferred tax asset of $89,000, which if not utilized, will expire in 2026. The Company does not expect to utilize this deferred tax asset prior to the statute expiration and has recorded a partial valuation allowance against this asset. Additionally, the Company has a state net operating loss carryforward totaling $251,000, which if not utilized, will expire in 2041. The Company has recorded a full valuation allowance against this state net operating loss carryforward. In total, the Company recorded a valuation allowance of $306,000 at December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertainty in Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states.  The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2018 through 2020 tax years including any related income tax filings from its recent acquisitions.  The Company believes that its income tax returns have been filed based upon applicable statutes, regulations and case law in effect at the time of filing, however, the Internal Revenue Service ("IRS") and /or state jurisdictions could disagree with the Company's interpretation upon examination. The Company accounts for uncertainties in income taxes by providing a tax reserve for certain positions. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Dollars in thousands)
Balance at December 31, 2019	$532
Reduction of tax positions for prior years	(58)
Balance at December 31, 2020	474
Reduction of tax positions for prior years	(29)
Increase for current year tax positions	2,433
Balance at December 31, 2021	$2,878
Increases to the Company's unrealized tax positions occur as a result of accruing for any unrecognized tax benefit, as well the accrual of interest and penalties related to prior year positions. Decreases in the Company's unrealized tax positions occur as a result of the statute of limitation lapsing on prior year positions and/or settlements relating to outstanding positions. The table above does not include the indirect federal benefit of state tax positions of approximately $604,000.
The following table summarizes the changes in accrued interest and penalties related to uncertain tax positions for the periods presented:

	As of December 31
	2021	2020	2019
	(Dollars in thousands)
Beginning Balance	$95	$43	$53
Expense (benefit) recognized in provision for income taxes	69	52	(10)
Acquired obligation for interest and penalties (1)	756	n/a	n/a
Ending Balance	$920	$95	$43
(1)     Represents balances of accrued interest and penalties assumed by the Company in connection with the Meridian acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 LOW INCOME HOUSING PROJECT INVESTMENTS
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
The following table presents certain information related to the Company's investments in low income housing projects as of December 31 of the years presented:

	2021	2020	2019
	(Dollars in thousands)
Original investment value	$179,481	$128,752	$96,275
Current recorded investment	$135,497	$97,435	$72,510
Unfunded liability obligation	$73,336	$49,586	$34,967
Tax credits and benefits earned during the year	$14,198	$9,404	$7,342
Amortization of investments during the year	$11,892	$7,552	$5,645
Net income tax benefit recognized during the year	$2,306	$1,851	$1,696

NOTE 14 EMPLOYEE BENEFIT PLANS
Pension Plans
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
The Company’s participation in the Pension Plan and the Peoples Plan (the "Pension Plans") for the annual period ended December 31, 2021, is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employer Identification Number ("EIN") and the three-digit plan number. The funding status of the Pension Plans is determined on the basis of the financial statements provided by the Fund using total plan assets and accumulated benefit obligation. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. The "Expiration Date of Collective-Bargaining Agreement" column lists the expiration dates of any collective-bargaining agreement(s) to which the Pension Plans are subject. Financial information for the Fund is made available through the public Form 5500 which is available by April 15th of the year following the plan year end.

		Funding Status of Pension Plan		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	Minimum Contributions Required for Future Periods
	EIN/Pension Plan Number	2021	2020
Pentegra defined benefit plan for financial institutions	13-5645888/333	At least 80 percent	At least 80 percent	No	No	N/A	$—
Contributions to the Fund are based on each individual employer’s experience. The Company bears the market risk relating to the Pension Plan and will continue to fund the Pension Plan as required. The Pension Plan year is July 1 through June 30. The Company’s total contributions to the Pension Plan did not represent more than 5% of the total contributions to the Pension Plan as indicated in the Pension Plan’s most recently available annual report dated June 30, 2021. The comparability of employer contributions is impacted by asset performance, discount rates and the reduction in the number of covered employees year over year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s contributions to the Pension Plans were as follows for the periods indicated:

		Required Contributions - Plan Year Allocation
	Cash Payment	2021-2022	2020-2021	2019-2020
	(Dollars in thousands)
2021	$626	$626	$—	$—
2020	$929	$—	$929	$—
2019	$2,063	$—	$—	$2,063

In conjunction with the acquisition of Blue Hills Bancorp, Inc., parent of Blue Hills Bank (collectively "BHB") in 2019, the Company acquired the Savings Banks Employees Retirement Association Pension Plan as adopted by BHB (the "BHB Plan").  The BHB Plan is administered by Savings Banks Employees Retirement Association (SBERA) and was frozen on October 31, 2014.  Accumulated benefits for participants earned through the end of October 2014 remain secured by the BHB Plan assets as of December 31, 2021 and 2020. Information pertaining to the BHB Plan is as follows:

	Years Ended December 31
	2021	2020
	(Dollars in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$12,225	$11,653
Actual return on plan assets	1,480	1,333
Employer contribution	950	—
Benefits paid	(556)	(761)
Settlement payments	—	—
Fair value of plan assets at end of year	$14,099	$12,225
Change in benefit obligation:
Benefit obligation at beginning of year	15,052	13,687
Interest cost	344	416
Actuarial (gain) loss	(901)	1,710
Benefits paid	(556)	(761)
Settlement payments	—	—
Benefit obligation at end of year	$13,939	$15,052
Funded status and prepaid asset (accrued liability) at end of year	$160	$(2,827)

At December 31, 2021 and 2020, the discount rate used to determine the benefit obligation was 2.68% and 2.35%, respectively.

The components of net period pension cost (benefit) are as follows:

	Years Ended December 31
	2021	2020
	(Dollars in thousands)
Interest cost	$344	$416
Expected return on plan assets	(891)	(908)
Amortization of net actuarial loss	208	541
Settlement loss	—	176
Net period pension cost (benefit)	$(339)	$225

The discount rate used to determine net periodic pension cost for the years ended December 31, 2021 and 2020 was 2.35% and 3.11%, respectively. The expected long-term rate of return on plan assets used to determine the net periodic pension

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost for the years ended December 31, 2021 and 2020 was 7.00% and 8.00%, respectively. Assumptions with respect to the expected long-term rate of return are based on prevailing yields on high-quality, fixed-income investments increased by a premium for equity return expectations.

SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in SBERA. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment range from 49% to 63% of total portfolio assets. The remainder of the portfolio is allocated to fixed income securities with a target range of 28% to 42% and other investments including global asset allocation and hedge funds from 3% to 15%. The Trustees of SBERA, through the Association's Investment Committee ("AIC"), select investment managers for the common and collective trust portfolio. A professional investment advisory firm is retained by the AIC to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify equity investments across a spectrum of investment types to limit risks from large market swings.

The fair value of major categories of the BHB Plan assets are summarized below:

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2021
	(Dollars in thousands)
Collective funds	$1,542	1,542	$—	$—
Equity securities	3,391	3,391	—	—
Mutual funds	1,702	1,702	—	—
Total investments in the fair value hierarchy	$6,635	$6,635	$—	$—

Investments measured at net asset value (1)	7,464
	$14,099

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2020
	(Dollars in thousands)
Collective funds	$1,300	1,300	$—	$—
Equity securities	3,239	3,239	—	—
Mutual funds	1,506	1,506	—	—
Total investments in the fair value hierarchy	$6,045	$6,045	$—	$—

Investments measured at net asset value (1)	6,180
	$12,225
(1)Under the Fair Value Measurements and Disclosure Topic of the FASB ASC, certain investments that were measured at fair value at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

    There were no transfers to or from Level 1, 2 and 3 during the years ended December 31, 2021 and 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at fair value in Level 3, as applicable, are based on unobservable inputs, which include the SBERA’s assumptions and the best information available under the circumstance.

Estimated future benefit payments for the BHB Plan are presented below:

Amount
(Dollars in thousands)
2022	$606
2023	$648
2024	$623
2025	$582
2026	$579
2027-2031	$3,216

The Company’s total defined benefit plan expense was $1.2 million, $1.9 million, and $1.4 million, for the years ending December 31, 2021, 2020, and 2019, respectively.
Postretirement Benefit Plans
Employees retiring from the Bank after attaining age 65, who have rendered at least 10 years of continuous full time service with Rockland Trust are entitled to a fixed contribution toward the premium for postretirement health care benefits and a $5,000 benefit paid upon death. The health care benefits are subject to deductibles, co-payment provisions and other limitations. The Bank may amend or change these benefits periodically. Additionally, the Company has acquired small postretirement plans and/or agreements in conjunction with various acquisitions. The expense related to these plans for the years ending December 31, 2021, 2020, and 2019 was not material.
Supplemental Executive Retirement Plans
The Bank maintains frozen defined benefit supplemental executive retirement plans ("SERP") for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. The Bank also maintains defined benefit SERPs acquired from previous acquisitions. The Bank has established and funded rabbi trusts to accumulate funds in order to satisfy the contractual liability of these supplemental retirement plan benefits. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets included in the Company's available for sale securities portfolio totaled $20.3 million and $19.1 million at December 31, 2021 and 2020, respectively.
The following table shows the defined benefit supplemental retirement expense, and the contributions paid to the plans which were used only to pay the current year benefits for the years indicated:

	2021	2020	2019
	(Dollars in thousands)
Retirement expense	$2,275	$1,770	$1,356
Contributions paid	$475	$475	$486

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected future benefit payments for the defined benefit supplemental executive retirement plans are presented below:

Defined Benefit Supplemental Executive Retirement Plans Expected Benefit Payments
(Dollars in thousands)
2022	$471
2023	$585
2024	$1,235
2025	$1,225
2026	$1,214
2027-2031	$5,953

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the defined benefit supplemental executive retirement plans' benefits is December 31 for each of the years reported. The following table illustrates the status of the defined benefit supplemental executive retirement plans at December 31 for the years presented:

	Defined Benefit Supplemental Executive Retirement Benefits
	2021	2020	2019
	(Dollars in thousands)
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$20,752	$17,361	$14,963
Service cost	574	505	433
Interest cost	424	518	601
Actuarial (gain) loss	(1,777)	2,843	1,850
Benefits paid	(475)	(475)	(486)
Benefit obligation at end of year	$19,498	$20,752	$17,361
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	475	475	486
Benefits paid	(475)	(475)	(486)
Fair value of plan assets at end of year	$—	$—	$—
Funded status at end of year	$(19,498)	$(20,752)	$(17,361)
Assets	—	—	—
Liabilities	(19,498)	(20,752)	(17,361)
Funded status at end of year	$(19,498)	$(20,752)	$(17,361)
Amounts recognized in accumulated other comprehensive income ("AOCI")
Net loss	$3,002	$5,881	$3,509
Prior service cost	43	218	494
Amounts recognized in AOCI	$3,045	$6,099	$4,003
Information for plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$19,498	$20,752	$17,361
Accumulated benefit obligation	$19,498	$20,752	$17,361
Net periodic benefit cost
Service cost	$574	$505	$433
Interest cost	424	518	601
Amortization of prior service cost	174	276	276
Recognized net actuarial loss	1,103	471	46
Net periodic benefit cost	$2,275	$1,770	$1,356
Discount rate used for benefit obligation	1.28% - 2.57%	0.43% - 2.18%	2.00% - 3.04%
Discount rate used for net periodic benefit cost	0.43% - 2.18%	2.00% - 3.04%	3.24% - 4.09%
Rate of compensation increase	n/a	n/a	n/a

Other Employee Benefits
The Bank may choose to create an incentive compensation plan for senior management and other officers to participate in at varying levels. In addition, the Bank may also pay a discretionary bonus to senior management, officers, and/or non-officers of the Bank. The expense for the incentive plans amounted to $21.2 million, $11.0 million and $16.3 million in 2021, 2020 and 2019, respectively.
The Bank has an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 25% of each employee’s contributions up to the first 6% of the employee’s eligible earnings. The 401(k) Plan incorporates an Employee Stock Ownership Plan for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions invested in the Company’s common stock. The Company also provides three defined contributions under this Plan, providing the employees are deemed eligible. To be eligible for these contributions, an employee must complete one year and 1,000 hours of service. The defined contributions are made up of a safe harbor contribution, in which eligible employees receive a 3% cash contribution of eligible earnings to the social security limit, a discretionary contribution in which eligible employees receive a 2% cash contribution of eligible earnings up to the social security limit and a 5% cash contribution of eligible earnings over the social security limit up to the maximum amount permitted by law. Benefits contributed to employees under this defined contribution plan vest immediately. The defined contribution plan expense was $7.8 million, $7.2 million and $6.6 million for the years ended December 2021, 2020 and 2019, respectively.
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
The Company has a non-qualified 401(k) Restoration Plan ("Restoration Plan") for certain executive officers. The Restoration Plan is intended to contribute to each participant the amount of matching and discretionary contributions which would have been made to the existing Rockland Trust 401(k) plan on the participant's behalf, but were prohibited due to Internal Revenue Code limitations. Deferrals are invested at the election of the participant into one of the actively managed funds made available to the participant through the Company's Investment Management Group or in the Company's stock. These funds are held in a rabbi trust until the elected date of distribution. The Company recognized expense of $303,000, $400,000 and $356,000 related to this plan for services performed for the years ended December 31, 2021, 2020 and 2019, respectively.
Also as part of the Peoples acquisition in 2015, the Company assumed various Salary Continuation Agreements with certain current and former senior executives. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. Expense related to the Salary Continuation Agreements was $210,000, $207,000 and $295,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
Director Benefits
The Company maintains two deferred compensation plans for the Company’s Board of Directors which permit non-employee directors to defer cash fees, one of which was in effect through December 31, 2018 and a new plan which was adopted effective January 1, 2019. Under the plan in effect through December 31, 2018, deferred compensation was invested in Company stock and held by the Company's Investment Management Group. Under the plan that took effect January 1, 2019, participating directors may defer all or a portion of their cash compensation into a choice of diversified investment portfolios comprised of stocks, bonds and cash. The amount of compensation deferred during 2021, 2020, and 2019 was $84,000, $101,000, and $180,000, respectively.

NOTE 15 FAIR VALUE MEASUREMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Valuation Techniques
There were no changes in the valuation techniques used during the year ended December 31, 2021.
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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2021 and 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.
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
	December 31, 2021
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$3,720	$3,720	$—	$—
Equity securities	23,173	23,173	—	—
Securities available for sale
U.S. government agency securities	215,482	—	215,482	—
U.S. treasury securities	861,448	—	861,448	—
Agency mortgage-backed securities	363,933	—	363,933	—
Agency collateralized mortgage obligations	79,677	—	79,677	—
State, county, and municipal securities	203	—	203	—
Single issuer trust preferred securities issued by banks and insurers	491	—	491	—
Pooled trust preferred securities issued by banks and insurers	1,000	—	1,000	—
Small business administration pooled securities	48,914	—	48,914	—
Loans held for sale	24,679	—	24,679	—
Derivative instruments	97,912	—	97,912	—
Liabilities
Derivative instruments	76,015	—	76,015	—
Total recurring fair value measurements	$1,644,617	$26,893	$1,617,724	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$1,174	$—	$—	$1,174
Total nonrecurring fair value measurements	$1,174	$—	$—	$1,174

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
(1)The fair value of individually assessed collateral dependent loans is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary.

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
	December 31, 2021
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. government agency securities	$32,987	$32,546	$—	$32,546	$—
U.S. treasury securities	102,560	102,242	—	102,242	—
Agency mortgage-backed securities	493,012	497,236	—	497,236	—
Agency collateralized mortgage obligations	415,736	408,845	—	408,845	—
Single issuer trust preferred securities issued by banks	1,500	1,508	—	1,508	—
Small business administration pooled securities	21,023	21,756	—	21,756	—
Loans, net of allowance for credit losses (b)	13,439,190	13,389,515	—	—	13,389,515
Federal Home Loan Bank stock (c)	11,407	11,407	—	11,407	—
Cash surrender value of life insurance policies (d)	289,304	289,304	—	289,304	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$15,385,894	$15,385,894	$—	$15,385,894	$—
Time certificates of deposits (f)	1,531,150	1,529,857	—	1,529,857	—
Federal Home Loan Bank borrowings (f)	25,667	25,663	—	25,663	—
Long-term borrowings (f)	14,063	13,989	—	13,989	—
Junior subordinated debentures (g)	62,853	67,019	—	67,019	—
Subordinated debentures (f)	49,791	45,532	—	—	45,532

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2020
Financial assets	(Dollars in thousands)
Securities held to maturity (a)
U.S. treasury securities	$4,017	$4,077	$—	$4,077	$—
Agency mortgage-backed securities	356,085	374,121	—	374,121	—
Agency collateralized mortgage obligations	335,993	344,119	—	344,119	—
Single issuer trust preferred securities issued by banks	1,500	1,498	—	1,498	—
Small business administration pooled securities	26,917	28,362	—	28,362	—
Loans, net of allowance for loan losses (b)	9,247,964	9,253,381	—	—	9,253,381
Federal Home Loan Bank stock (c)	10,250	10,250	—	10,250	—
Cash surrender value of life insurance policies (d)	200,525	200,525	—	200,525	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$10,042,541	$10,042,541	$—	$10,042,541	$—
Time certificates of deposits (f)	950,629	955,598	—	955,598	—
Federal Home Loan Bank borrowings (f)	35,740	35,885	—	35,885	—
Long-term borrowings (f)	32,773	32,033	—	32,033	—
Junior subordinated debentures (g)	62,851	70,238	—	70,238	—
Subordinated debentures (f)	49,696	46,486	—	—	46,486
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

NOTE 16 REVENUE RECOGNITION

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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated for the periods indicated:

	Years Ended December 31
	2021	2020	2019
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$16,745	$15,121	$20,040
Interchange fees	8,862	12,564	18,262
ATM fees	2,989	2,476	3,224
Investment management - wealth management and advisory services	31,617	27,157	25,940
Investment management - retail investments and insurance revenue	3,691	2,275	2,779
Merchant processing income	1,362	1,299	1,175
Credit card income	1,231	778	—
Other noninterest income	5,312	4,235	8,696
Total noninterest income in-scope of ASC 606	71,809	65,905	80,116
Total noninterest income out-of-scope of ASC 606	34,041	45,535	35,178
Total noninterest income	$105,850	111,440	$115,294

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and service requirements are generally explicitly identified in the associated contracts. Furthermore, no new revenue streams were identified as part of the acquisition of Meridian. Additional information related to each of the revenue streams is further noted below:

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

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Receivables, included in other assets	$5,385	$4,636

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Year Ended December 31, 2021
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(29,995)	$7,073	$(22,922)
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	(29,995)	7,073	(22,922)

Change in fair value of cash flow hedges	(7,938)	2,234	(5,704)
Less: net cash flow hedge gains reclassified into interest income or interest expense	18,691	(5,256)	13,435
Net change in fair value of cash flow hedges	(26,629)	7,490	(19,139)

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	3,414	(960)	2,454
Amortization of net actuarial losses	1,331	(374)	957
Amortization of net prior service costs	192	(54)	138
Net change in other comprehensive income for defined benefit postretirement plans (1)	4,937	(1,388)	3,549
Total other comprehensive loss	$(51,687)	$13,175	$(38,512)

	Year Ended December 31, 2020
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$11,686	$(2,829)	$8,857
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	11,686	(2,829)	8,857

Change in fair value of cash flow hedges	36,994	(10,406)	26,588
Less: net cash flow hedge gains reclassified into interest income or interest expense	14,306	(4,023)	10,283
Less: loss on termination of hedge reclassified into noninterest expense	(684)	192	(492)
Net change in fair value of cash flow hedges	23,372	(6,575)	16,797

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(5,785)	1,627	(4,158)
Amortization of net actuarial losses	982	(276)	706
Amortization of net prior service costs	276	(78)	198
Amortization of net settlement costs	176	(50)	126
Net change in other comprehensive income for defined benefit postretirement plans (1)	(4,351)	1,223	(3,128)
Total other comprehensive income	$30,707	$(8,181)	$22,526

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2019
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$12,055	$(2,761)	$9,294
Less: net security losses reclassified into other noninterest expense	(1,462)	411	(1,051)
Net change in fair value of securities available for sale	13,517	(3,172)	10,345

Change in fair value of cash flow hedges	16,725	(4,708)	12,017
Less: net cash flow hedge gains reclassified into interest income or interest expense	2,346	(660)	1,686
Net change in fair value of cash flow hedges	14,379	(4,048)	10,331

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(2,123)	597	(1,526)
Amortization of net actuarial gains	(8)	2	(6)
Amortization of net prior service costs	276	(78)	198
Net change in other comprehensive income for defined benefit postretirement plans (1)	(1,855)	521	(1,334)
Total other comprehensive income	$26,041	$(6,699)	$19,342
(1)The amortization of prior service costs is included in the computation of net periodic pension costs as disclosed in Note 14 - Employee Benefit Plans within the Notes to the Consolidated Financial Statements in Item 8.
Information on the Company's accumulated other comprehensive income (loss), net of tax, was comprised of the following components for the periods indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in Thousands)
Beginning balance: January 1, 2019	$(5,947)	$6,148	$(1,374)	$(1,173)
Other comprehensive income (loss)	10,345	10,331	(1,334)	19,342
Ending balance: December 31, 2019	$4,398	$16,479	$(2,708)	$18,169
Other comprehensive income (loss)	8,857	16,797	(3,128)	22,526
Ending balance: December 31, 2020	$13,255	$33,276	$(5,836)	$40,695
Other comprehensive income (loss)	(22,922)	(19,139)	3,549	(38,512)
Ending balance: December 31, 2021	$(9,667)	$14,137	$(2,287)	$2,183

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 LEASES

As of December 31, 2021, the Company had entered into 126 noncancellable operating lease agreements for office space, parking, space for ATM locations and certain branch locations, several of which contain renewal options to extend lease terms for a period of 3 to 20 years. The Company has no financing leases outstanding and no leases with residual value guarantees.

As of December 31, 2021, the Company did not have any material sub-lease agreements.
The Company's right-of-use asset related to operating leases totaled $60.2 million and $49.7 million at December 31, 2021 and 2020, respectively, and are recognized in the Company's Consolidated Balance Sheet in other assets.
During 2021, as part of the acquisition of Meridian, the Company made the decision to exit several branch locations. As a result of these closures, the Company recognized an impairment charge of $2.3 million, which was included within merger and acquisition expense in the Consolidated Statement of Income. During 2020, the Company made the decision to exit two branch locations, resulting in an impairment charge of $4.2 million reflecting accelerated lease termination costs and the write-off of leasehold improvements associated with the locations.

The following table provides information related to the Company's lease costs for the periods indicated:

	Years Ended December 31
	2021	2020	2019
	(Dollars in thousands)
Operating lease costs (1)	$14,550	$16,881	$10,718
Short-term lease costs	23	16	116
Variable lease costs	—	—	—
Total lease costs	$14,573	$16,897	$10,834

Weighted-average remaining lease term - operating leases	5.72 years	5.59 years	6.43 years
Weighted-average discount rate - operating leases	1.97%	2.13%	2.75%
(1)     Operating lease cost for the years ended December 31, 2021 and 2020, respectively, is inclusive of impairment charges recognized by the Company in relation to branch closure decisions made during each year.

The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding at December 31, 2021 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in the Company's Consolidated Balance Sheet in other liabilities:

(Dollars in thousands)
2022	$16,288
2023	12,349
2024	10,585
2025	9,406
2026	7,028
Thereafter	12,038
Total minimum lease payments (1)	67,694
Less: amount representing interest	3,786
Present value of future minimum lease payments	$63,908
(1)     These amounts are inclusive of termination payments associated with branch closure decisions made during 2021.

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
The following table summarizes the above financial instruments at the dates indicated:

	As of December 31
	2021	2020
	(Dollars in thousands)
Commitments to extend credit	$4,535,895	$3,301,692
Loan exposures sold with recourse	$202,717	$303,265
Standby letters of credit	$24,412	$20,686
Deferred standby letter of credit fees	$124	$164

Other Contingencies
At December 31, 2021, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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
At December 31, 2021 the most recent notification from the Federal Deposit Insurance Corporation indicated that the Bank's capital levels met or exceeded the minimum levels to be considered "well capitalized" for bank regulatory purposes. To

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2021 and 2020, that the Company and the Bank met all capital adequacy requirements to which they are subject.
The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2021 and 2020 are also presented in the table that follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	December 31, 2021
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$2,262,740	16.04%	$1,128,900	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$2,017,497	14.30%	$635,006	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$2,017,497	14.30%	$846,675	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets) leverage	$2,017,497	12.03%	$670,659	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$2,083,689	14.77%	$1,128,536	≥	8.0%	$1,410,670	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$1,949,237	13.82%	$634,801	≥	4.5%	$916,935	≥	6.5%
Tier 1 capital (to risk weighted assets)	$1,949,237	13.82%	$846,402	≥	6.0%	$1,128,536	≥	8.0%
Tier 1 capital (to average assets) leverage	$1,949,237	11.62%	$670,827	≥	4.0%	$838,534	≥	5.0%
	December 31, 2020
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$1,374,349	15.13%	$726,482	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$1,150,177	12.67%	$408,646	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$1,211,177	13.34%	$544,861	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	$1,211,177	9.56%	$506,805	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$1,320,056	14.54%	$726,313	≥	8.0%	$907,892	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$1,206,566	13.29%	$408,551	≥	4.5%	$590,130	≥	6.5%
Tier 1 capital (to risk weighted assets)	$1,206,566	13.29%	$544,735	≥	6.0%	$726,313	≥	8.0%
Tier 1 capital (to average assets)	$1,206,566	9.54%	$505,747	≥	4.0%	$632,184	≥	5.0%
In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. The Company's capital levels exceeded the minimum requirement plus the buffer of 2.5% as of December 31, 2021 and 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend Restrictions
The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company for the year ended December 31, 2021 and 2020 totaled $77.6 million and $166.0 million, respectively.

Trust Preferred Securities
In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements of the Company. At both December 31, 2021 and 2020, there were $61.0 million in trust preferred securities that have been included within total capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines. As a result of the Meridian acquisition in the fourth quarter of 2021 and the Company exceeding $15 billion in consolidated assets, these trust preferred securities were given Tier 2 capital treatment as of December 31, 2021, as compared to Tier 1 capital treatment as of December 31, 2020.

NOTE 21 PARENT COMPANY FINANCIAL STATEMENTS
Condensed financial information relative to the balance sheets of Independent Bank Corp., as the parent company, at December 31, 2021 and 2020 and the related statements of income and cash flows for the years ended December 31, 2021, 2020, and 2019 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.
BALANCE SHEETS

	December 31
	2021	2020
	(Dollars in thousands)
Assets
Cash (1)	$212,119	$100,604
Investments in subsidiaries (2)	2,952,089	1,761,383
Prepaid income taxes	3,973	1,927
Deferred tax asset	472	642
Total assets	$3,168,653	$1,864,556
Liabilities and stockholders’ equity
Dividends payable	$22,728	$15,164
Long-term borrowings (less unamortized debt issuance costs of $0 and $40)	14,063	32,773
Junior subordinated debentures (less unamortized debt issuance costs of $35 and $37)	62,853	62,851
Subordinated debentures (less unamortized debt issuance costs of $209 and $304)	49,791	49,696
Derivative instruments (1)	—	569
Other liabilities	769	818
Total liabilities	150,204	161,871
Stockholders’ equity	3,018,449	1,702,685
Total liabilities and stockholders’ equity	$3,168,653	$1,864,556
(1)Entire balance eliminates in consolidation.
(2)Majority of balance eliminates in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF INCOME

	Years Ended December 31
	2021	2020	2019
	(Dollars in thousands)
Income
Dividends received from subsidiaries (1)	$77,673	$166,033	$181,790
Total income	77,673	166,033	181,790
Expenses
Interest expense	4,493	5,432	8,236
Total expenses	4,493	5,432	8,236
Income before income taxes and equity in undistributed income of subsidiaries	73,180	160,601	173,554
Income tax benefit	(1,241)	(1,499)	(2,262)
Income of parent company	74,421	162,100	175,816
Equity (deficit) in undistributed income of subsidiaries	46,571	(40,933)	(10,641)
Net income	$120,992	$121,167	$165,175
(1)Majority of balance eliminates in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2021	2020	2019
	(Dollars in thousands)
Cash flows from operating activities
Net income	$120,992	$121,167	$165,175
Adjustments to reconcile net income to cash provided by operating activities
Amortization	137	152	157
Deferred income tax expense	12	284	1,021
Change in prepaid income taxes and other assets (1)	(229)	(475)	20,556
Change in other liabilities	(1,873)	(169)	(4,613)
Deficit (equity) in undistributed income of subsidiaries	(46,571)	40,933	10,641
Net cash provided by operating activities	72,468	161,892	192,937
Cash flows provided by (used in) investing activities
Net cash acquired (paid) in business combinations	119,816	—	(148,297)
Net cash provided by (used) in investing activities	119,816	—	(148,297)
Cash flows provided by (used in) financing activities
Proceeds from line of credit, net of issuance costs	—	—	49,980
Repayment of line of credit, net of issuance costs	—	—	(49,980)
Proceeds from (repayments of) long-term debt, net of issuance costs	(18,750)	(42,187)	74,867
Repayments of junior subordinated debentures, net of issuance costs	—	—	(13,329)
Proceeds from issuance of subordinated debentures, net of issuance costs	—	—	49,526
Repayments of subordinated debentures, net of issuance costs	—	—	(34,767)
Restricted stock awards issued, net of awards surrendered	(1,249)	(1,187)	(1,463)
Net proceeds from exercise of stock options	(57)	197	281
Proceeds from shares issued under the direct stock purchase plan	2,023	2,132	4,951
Payments for shares repurchased under share repurchase program	—	(95,091)	—
Common dividends paid	(62,736)	(60,840)	(53,274)
Net cash provided by (used in) financing activities	(80,769)	(196,976)	26,792
Net increase (decrease) in cash and cash equivalents	111,515	(35,084)	71,432
Cash and cash equivalents at the beginning of the year	100,604	135,688	64,256
Cash and cash equivalents at the end of the year	$212,119	$100,604	$135,688
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

Lending Activities

The following information represents annual activity of loans to related parties for the periods indicated:

	2021	2020
	(Dollars in thousands)
Principal balance of loans outstanding at beginning of year	$26,343	$55,830
Loan advances (1)	57,983	45,308
Loan payments/payoffs	(39,293)	(74,795)
Principal balance of loans outstanding at end of year	$45,033	$26,343
(1)The 2021 amount includes $10.6 million of loans associated with a new director, which represent the outstanding loans balances at the effective date of appointment.

At December 31, 2021 and 2020, there were no loans to related parties which were past due, on nonaccrual status or that had been restructured as part of a troubled debt restructuring.

Deposits
At December 31, 2021 and 2020, the amount of deposit balances of related parties totaled $22.3 million and $22.9 million, respectively.

Lease Commitments
At December 31, 2021 and 2020, there were no material leases with related parties.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to the Company’s internal control over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely and/or hybrid during the COVID-19 pandemic. The Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal control over financial reporting to minimize any impact on the design and operating effectiveness.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021.
The Company's independent registered public accounting firm, Ernst & Young LLP (PCAOB Auditor Firm ID: 42), has issued a report on the Company’s internal control over financial reporting, which appears below:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Independent Bank Corp.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Independent Bank Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 28, 2022

ITEM 9B.    OTHER INFORMATION
None

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required herein is incorporated by reference from the Company’s definitive proxy statement relating to its May 19, 2022 Annual Meeting of Shareholders (the "2022 Proxy Statement"), which will be filed with the SEC within 120 days following the fiscal year ended December 31, 2021 under the headings of "Board of Director Information - Current Board Members," "Board of Director Information - Corporate Governance Information," "Board of Director Information - Shareholder Director Nominations and Recommendations," "Board of Director Information - Report of the Audit Committee," "Executive Officer Information - Executive Officers," and "Stock Ownership and Other Matters - Delinquent Section 16(a) Reports."

ITEM 11.    EXECUTIVE COMPENSATION
The information required herein is incorporated by reference from the 2022 Proxy Statement under the headings of "Executive Officer Information" and "Board of Director Information - Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2021 about the securities authorized for issuance under the Company’s equity compensation plans, consisting of the 2005 Employee Stock Plan and the 2018 Nonemployee Director Stock Plan. The Company’s shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.
Equity Compensation Plans

Equity Compensation Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plans approved by security holders	20,000	$56.18	605,138	(1)
Plans not approved by security holders	—	—	—
TOTAL	20,000	$56.18	605,138
(1)There are 335,396 shares available for future issuance under the 2005 Employee Stock Plan and there are 269,742 shares available for future issuance under the 2018 Non-Employee Director Stock Plan. Shares under the 2005 and 2018 Plans may be issued as stock options or restricted stock awards.
In consideration of the Company’s strong current capital position, the Company has put in place a stock buyback plan which authorizes repurchases of up to $140 million in common stock and will be in effect through January 18, 2023. The plan was previously approved by the Company’s Board of Directors, pending the receipt of non-objection from the Federal Reserve, which was received on January 19, 2022.
The information required herein under Item 403 of Regulation S-K regarding the security ownership of management and certain beneficial owners is incorporated by reference from the 2022 Proxy Statement under the heading "Stock Ownership and Other Matters."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required herein is incorporated by reference from the 2022 Proxy Statement under the headings of "Board of Director Information - Related Party Transactions" and "Board of Director Information - Director Independence."
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required herein is incorporated by reference from the 2022 Proxy Statement under the heading "Proposals to be Voted upon at the Annual Meeting - Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 2)."
PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed as Part of this Report
(1) The following financial statements are incorporated herein by reference from Item 8 hereto:
Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm.
Consolidated balance sheets as of December 31, 2021 and 2020.
Consolidated statements of income and comprehensive income for each of the years in the three-year period ended December 31, 2021.
Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2021.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2021.
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
2.1
Agreement and Plan of Merger dated April 22, 2021 by and among Independent Bank Corp., Bradford Merger Sub Inc., Rockland Trust Company, Meridian Bancorp. Inc. and East Boston Savings, is incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 26, 2021.

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

10.19	Form of Chief Executive Officer Time Vesting Restricted Stock Agreement, adopted in February 2022. #*
10.20	Form of Independent Bank Corp. Executive Officer Time Vesting Restricted Stock Agreement, adopted in February 2022. #*
10.21	Independent Bank Corp. 2018 Nonemployee Director Stock Plan, incorporated herein by reference to Exhibit 4.1 to Form S-8 filed on May 18, 2018. #
10.22
Independent Bank Corp. 2018 Restricted Stock Agreement for Nonemployee Director, incorporated herein by reference to Exhibit 10.21 to Form 10-K, for the year ended December 31, 2018, filed on February 28, 2019. #

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
Date: February 28, 2022
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

/s/ CHRISTOPHER ODDLEIFSON	Director, CEO/President	Date:	February 28, 2022
Christopher Oddleifson	(Principal Executive Officer)

/s/ DONNA L. ABELLI	Director and Chairman of the Board	Date:	February 28, 2022
Donna L. Abelli

/s/ MARK RUGGIERO	CFO (Principal Financial Officer and Principal Accounting Officer)	Date:	February 28, 2022
Mark Ruggiero

/s/ WARREN Q. FIELDS	Director	Date:	February 28, 2022
Warren Q. Fields

/s/ MICHAEL P. HOGAN	Director	Date:	February 28, 2022
Michael P. Hogan

/s/ KEVIN J. JONES	Director	Date:	February 28, 2022
Kevin J. Jones

/s/ MARY L. LENTZ	Director	Date:	February 28, 2022
Mary L. Lentz

/s/ EILEEN C. MISKELL	Director	Date:	February 28, 2022
Eileen C. Miskell

/s/ JOHN J. MORRISSEY	Director	Date:	February 28, 2022
John J. Morrissey

/s/ GERARD F. NADEAU	Director	Date:	February 28, 2022
Gerard F. Nadeau

/s/ DANIEL F. O’BRIEN	Director	Date:	February 28, 2022
Daniel F. O’Brien

/s/ SUSAN PERRY O'DAY	Director	Date:	February 28, 2022
Susan Perry O'Day

/s/ SCOTT K. SMITH	Director	Date:	February 28, 2022
Scott K. Smith

/s/ FREDERICK TAW	Director	Date:	February 28, 2022
Frederick Taw

/s/ THOMAS R. VENABLES	Director	Date:	February 28, 2022
Thomas R. Venables