Form 10-Q
period 2022-03-31
INDEPENDENT BANK CORP
filed 2022-05-05
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May 4, 2022, there were 46,778,999 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	March 31 2022	December 31 2021
Assets
Cash and due from banks	$173,779	$141,581
Interest-earning deposits with banks	1,666,580	2,099,103
Securities
Trading	3,956	3,720
Equity	22,611	23,173
Available for sale (amortized cost $1,646,938 and $1,583,736)	1,552,731	1,571,148
Held to maturity (fair value $1,210,938 and $1,064,133)	1,282,441	1,066,818
Total securities	2,861,739	2,664,859
Loans held for sale (at fair value)	6,144	24,679
Loans
Commercial and industrial	1,566,192	1,563,279
Commercial real estate	7,897,616	7,992,344
Commercial construction	1,153,945	1,165,457
Small business	200,405	193,189
Residential real estate	1,706,045	1,604,686
Home equity - first position	577,881	589,550
Home equity - subordinate positions	447,934	450,061
Other consumer	30,009	28,720
Total loans	13,580,027	13,587,286
Less: allowance for credit losses	(144,518)	(146,922)
Net loans	13,435,509	13,440,364
Federal Home Loan Bank stock	11,407	11,407
Bank premises and equipment, net	199,106	195,590
Goodwill	985,072	985,072
Other intangible assets	30,759	32,772
Cash surrender value of life insurance policies	291,192	289,304
Other assets	497,891	538,674
Total assets	$20,159,178	$20,423,405
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$5,537,156	$5,479,503
Savings and interest checking accounts	6,247,806	6,350,016
Money market	3,579,820	3,556,375
Time certificates of deposit	1,398,610	1,531,150
Total deposits	16,763,392	16,917,044
Borrowings
Federal Home Loan Bank borrowings	25,660	25,667
Long-term borrowings	—	14,063
Junior subordinated debentures (less unamortized debt issuance costs of $34 and $35)	62,854	62,853

Subordinated debentures (less unamortized debt issuance costs of $186 and $209)	49,814	49,791
Total borrowings	138,328	152,374
Other liabilities	292,019	335,538
Total liabilities	17,193,739	17,404,956
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 47,377,125 shares at March 31, 2022 and 47,349,778 shares at December 31, 2021 (includes 144,733 and 135,273 shares of unvested participating restricted stock awards, respectively)	472	472
Value of shares held in rabbi trust at cost: 82,223 shares at March 31, 2022 and 82,565 shares at December 31, 2021	(3,179)	(3,146)
Deferred compensation and other retirement benefit obligations	3,179	3,146
Additional paid in capital	2,247,518	2,249,078
Retained earnings	795,651	766,716
Accumulated other comprehensive income (loss), net of tax	(78,202)	2,183
Total stockholders’ equity	2,965,439	3,018,449
Total liabilities and stockholders' equity	$20,159,178	$20,423,405
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2022	2021
Interest income
Interest and fees on loans	$129,625	$92,383
Taxable interest and dividends on securities	10,043	6,627
Nontaxable interest and dividends on securities	1	5
Interest on loans held for sale	64	296
Interest on federal funds sold and short-term investments	886	326
Total interest and dividend income	140,619	99,637
Interest expense
Interest on deposits	2,107	2,711
Interest on borrowings	1,080	1,342
Total interest expense	3,187	4,053
Net interest income	137,432	95,584
(Release of) provision for credit losses	(2,000)	(2,500)
Net interest income after provision for credit losses	139,432	98,084
Noninterest income
Deposit account fees	5,493	3,584
Interchange and ATM fees	3,609	2,720
Investment management	8,673	8,304
Mortgage banking income	1,362	5,740
Increase in cash surrender value of life insurance policies	1,795	1,323
Gain on life insurance benefits	—	258
Loan level derivative income	604	173
Other noninterest income	4,736	3,144
Total noninterest income	26,272	25,246
Noninterest expenses
Salaries and employee benefits	48,711	39,889
Occupancy and equipment expenses	13,302	9,273
Data processing and facilities management	2,372	1,665
Merger and acquisition expense	7,100	—
Software maintenance	2,564	1,970
Amortization of intangible assets	2,001	1,413
FDIC assessment	1,805	1,050
Debit card expense	1,765	1,181
Consulting expense	1,750	2,391
Other noninterest expenses	14,130	10,850
Total noninterest expenses	95,500	69,682
Income before income taxes	70,204	53,648
Provision for income taxes	17,107	11,937
Net income	$53,097	$41,711
Basic earnings per share	$1.12	$1.26
Diluted earnings per share	$1.12	$1.26
Weighted average common shares (basic)	47,366,753	32,995,332
Common share equivalents	20,711	30,098
Weighted average common shares (diluted)	47,387,464	33,025,430
Cash dividends declared per common share	$0.51	$0.48
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2022	2021
Net income	$53,097	$41,711
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	(62,556)	(7,774)
Net change in fair value of cash flow hedges	(17,950)	(6,583)
Net change in other comprehensive income for defined benefit postretirement plans	121	819
Total other comprehensive income (loss)	(80,385)	(13,538)
Total comprehensive income (loss)	$(27,288)	$28,173
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2022 and 2021
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2021	47,349,778	$472	$(3,146)	$3,146	$2,249,078	$766,716	$2,183	$3,018,449
Net income	—	—	—	—	—	53,097	—	53,097
Other comprehensive loss	—	—	—	—	—	—	(80,385)	(80,385)
Common dividend declared ($0.51 per share)	—	—	—	—	—	(24,162)	—	(24,162)
Stock based compensation	—	—	—	—	834	—	—	834
Restricted stock awards issued, net of awards surrendered	44,569	—	—	—	(1,063)	—	—	(1,063)
Shares issued under direct stock purchase plan	6,602	—	—	—	571	—	—	571
Shares repurchased under share repurchase program	(23,824)	—	—	—	(1,902)	—	—	(1,902)
Deferred compensation and other retirement benefit obligations	—	—	(33)	33	—	—	—	—
Balance March 31, 2022	47,377,125	$472	$(3,179)	$3,179	$2,247,518	$795,651	$(78,202)	$2,965,439

Balance December 31, 2020	32,965,692	$328	$(3,066)	$3,066	$945,638	$716,024	$40,695	$1,702,685
Net income	—	—	—	—	—	41,711	—	41,711
Other comprehensive loss	—	—	—	—	—	—	(13,538)	(13,538)
Common dividend declared ($0.48 per share)	—	—	—	—	—	(15,852)	—	(15,852)
Proceeds from exercise of stock options, net of cash paid	4,744	—	—	—	(57)	—	—	(57)
Stock based compensation	—	—	—	—	1,150	—	—	1,150
Restricted stock awards issued, net of awards surrendered	48,106	1	—	—	(1,221)	—	—	(1,220)
Shares issued under direct stock purchase plan	6,340	—	—	—	492	—	—	492
Deferred compensation and other retirement benefit obligations	—	—	(14)	14	—	—	—	—
Balance March 31, 2021	33,024,882	$329	$(3,080)	$3,080	$946,002	$741,883	$27,157	$1,715,371
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2022	2021
Cash flow from operating activities
Net income	$53,097	$41,711
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,119	8,228
Change in unamortized net loan costs and premiums	(3,666)	(8,594)
Accretion of acquired loans	(84)	(1,724)
Provision for credit losses	(2,000)	(2,500)
Deferred income tax expense	643	567
Net (gain) loss on equity securities	627	(316)
Net loss on bank premises and equipment	406	4
Realized gain on sale leaseback transaction	(145)	(145)
Stock based compensation	834	1,150
Increase in cash surrender value of life insurance policies	(1,795)	(1,323)
Gain on life insurance benefits	—	(258)
Operating lease payments	(9,030)	(3,077)
Change in fair value on loans held for sale	548	1,764
Net change in:
Trading assets	(236)	(431)
Loans held for sale	17,987	14,708
Other assets	46,805	70,901
Other liabilities	(38,582)	(53,201)
Total adjustments	22,431	25,753
Net cash provided by operating activities	75,528	67,464
Cash flows used in investing activities
Purchases of equity securities	(184)	(124)
Proceeds from maturities and principal repayments of securities available for sale	34,927	26,092
Purchases of securities available for sale	(98,246)	(223,986)
Proceeds from maturities and principal repayments of securities held to maturity	51,072	68,497
Purchases of securities held to maturity	(266,972)	(149,453)
Investments in low income housing projects	(6,405)	(6,632)
Purchases of life insurance policies	(93)	(40,093)
Proceeds from life insurance policies	—	576
Net decrease in loans	10,605	153,150
Purchases of bank premises and equipment	(8,335)	(2,524)
Proceeds from the sale of bank premises and equipment	—	4
Net cash used in investing activities	(283,631)	(174,493)
Cash flows provided by (used in) financing activities
Net decrease in time deposits	(131,925)	(82,569)
Net increase (decrease) in other deposits	(21,112)	682,938
Repayments of long-term debt, net of issuance costs	(14,063)	(4,688)
Net payments for exercise of stock options	—	(57)

Restricted stock awards issued, net of awards surrendered	(1,063)	(1,220)
Proceeds from shares issued under direct stock purchase plan	571	492
Payments for shares repurchased under share repurchase program	(1,902)	—
Common dividends paid	(22,728)	(15,164)
Net cash provided by (used in) financing activities	(192,222)	579,732
Net increase (decrease) in cash and cash equivalents	(400,325)	472,703
Cash and cash equivalents at beginning of year	2,240,684	1,296,636
Cash and cash equivalents at end of period	$1,840,359	$1,769,339
Supplemental schedule of noncash activities
Net increase (decrease) in capital commitments relating to low income housing project investments	$(718)	$24,014
Right-of-use assets obtained in exchange for new lease obligations	$1,549	$—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the "2021 Form 10-K").

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

    Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 848 "Reference Rate Reform" Update No. 2020-04. Update No. 2020-04 was issued in March 2020 to provide optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The amendments will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022 and do not apply to contract modifications made after December 31, 2022. FASB ASC Topic 848 "Reference Rate Reform" Update No. 2021-01 was subsequently issued in January 2021 and expanded application of the optional expedients to derivative transactions affected by the discounting transition. The Company has not yet adopted the amendments in these updates, but has established a working group to guide the Company’s transition from LIBOR and has begun efforts to transition off the LIBOR index consistent with industry timelines. The working group has identified its products that utilize LIBOR and has implemented fallback language to facilitate the transition to alternative rates. The Company is also evaluating existing platforms and systems as well as alternative indices in its preparation to offer new products tied to the alternative indices. The Company does not anticipate that the adoption of these updates will have a material impact on the Company's financial statements.

FASB ASC Topic 260 "Earnings Per Share" Update No. 2020-06. In August 2020, the FASB issued update No. 2020-06 ("ASU 2020-06"). ASU 2020-06 included amendments to ASC 260 related to the earnings per share calculation, which were designed to simplify and improve consistency of the diluted earnings per share calculation. ASU 2020-06 is effective for public entities for annual periods beginning after December 15, 2021 and interim periods therein. Accordingly, the Company adopted ASU 2020-06 effective January 1, 2022 and the adoption did not have a material impact on the Company's financial statements.

FASB ASC Topic 815 "Derivatives and Hedging" Update No. 2022-01. Update No. 2022-01 was issued in March 2022 and its amendments allow for nonprepayable financial assets to also be included in a closed portfolio hedged using the portfolio layer method. The expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets resulting in more consistent accounting for similar hedges. All amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on the Company's financial statements.

FASB ASC Topic 326 "Financial Instruments - Credit Losses" Update No. 2022-02. Update No. 2022-02 was issued in March 2022 and applies to public entities that have adopted ASU Topic 326. The amendments in this update eliminate the existing accounting guidance for troubled debt restructures ("TDRs") by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors and instead requires that an entity evaluate whether a modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements for certain loans refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 also requires additional disclosure of current period gross write-offs by year of origination for financing receivables to be included in the entity's vintage disclosure, as currently required under Topic 326. All amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on the Company's financial statements.

NOTE 3 - SECURITIES

Trading Securities
The Company had trading securities of $4.0 million and $3.7 million as of March 31, 2022 and December 31, 2021, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $22.6 million and $23.2 million as of March 31, 2022 and December 31, 2021, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.
The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the consolidated statements of income that relate to equity securities for the periods indicated:

	Three Months Ended
	March 31
	2022	2021
	Dollars in thousands
Net gains (losses) recognized during the period on equity securities	$(627)	$316
Less: net gains recognized during the period on equity securities sold during the period	4	29
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(631)	$287
Available for Sale Securities
The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	March 31, 2022					December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$231,485	$44	$(15,594)	$—	$215,935	$217,393	$990	$(2,901)	$—	$215,482
U.S. treasury securities	873,608	—	(51,275)	—	822,333	873,467	172	(12,191)	—	861,448
Agency mortgage-backed securities	421,751	670	(24,436)	—	397,985	364,955	4,512	(5,534)	—	363,933
Agency collateralized mortgage obligations	49,759	39	(796)	—	49,002	78,966	1,282	(571)	—	79,677
State, county, and municipal securities	192	8	—	—	200	192	11	—	—	203
Single issuer trust preferred securities issued by banks	489	—	—	—	489	489	2	—	—	491
Pooled trust preferred securities issued by banks and insurers	1,199	—	(200)	—	999	1,199	—	(199)	—	1,000
Small business administration pooled securities	68,455	48	(2,715)	—	65,788	47,075	1,839	—	—	48,914
Total available for sale securities	$1,646,938	$809	$(95,016)	$—	$1,552,731	$1,583,736	$8,808	$(21,396)	$—	$1,571,148

Excluded from the table above is accrued interest on available for sale securities of $3.4 million and $3.0 million as of March 31, 2022 and December 31, 2021, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities during the three months ended March 31, 2022 and 2021. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status as of March 31, 2022 and December 31, 2021.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three months ended March 31, 2022 and 2021, and therefore no gains or losses were realized during the periods presented.
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

	March 31, 2022
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	8	$180,613	$(13,459)	$22,798	$(2,135)	$203,411	$(15,594)
U.S. treasury securities	18	822,333	(51,275)	—	—	822,333	(51,275)
Agency mortgage-backed securities	73	242,172	(13,870)	88,670	(10,566)	330,842	(24,436)
Agency collateralized mortgage obligations	10	45,455	(796)	—	—	45,455	(796)
Pooled trust preferred securities issued by banks and insurers	1	—	—	999	(200)	999	(200)
Small business administration pooled securities	7	60,416	(2,715)	—	—	60,416	(2,715)
Total impaired available for sale securities	117	$1,350,989	$(82,115)	$112,467	$(12,901)	$1,463,456	$(95,016)

	December 31, 2021
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	6	$160,913	$(2,901)	$—	$—	$160,913	$(2,901)
U.S. treasury securities	17	811,993	(12,191)	—	—	811,993	(12,191)
Agency mortgage-backed securities	12	214,678	(5,534)	—	—	214,678	(5,534)
Agency collateralized mortgage obligations	1	22,960	(571)	—	—	22,960	(571)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,000	(199)	1,000	(199)
Total impaired available for sale securities	37	$1,210,544	$(21,197)	$1,000	$(199)	$1,211,544	$(21,396)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments during the three months ended March 31, 2022 and 2021. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at March 31, 2022:
•U.S. Government Agency Securities, U.S. Treasury Securities, Agency Mortgage-Backed Securities, Agency Collateralized Mortgage Obligations and Small Business Administration Pooled Securities: These portfolios have contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. Government or one of its agencies.

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

Held to Maturity Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	March 31, 2022					December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$32,555	$—	$(1,574)	$—	$30,981	$32,987	$—	$(441)	$—	$32,546
U.S. treasury securities	100,576	—	(5,980)	—	94,596	102,560	6	(324)	—	102,242
Agency mortgage-backed securities	550,333	843	(29,993)	—	521,183	493,012	8,495	(4,271)	—	497,236
Agency collateralized mortgage obligations	576,964	189	(34,587)	—	542,566	415,736	3,232	(10,123)	—	408,845
Single issuer trust preferred securities issued by banks	1,500	8	—	—	1,508	1,500	8	—	—	1,508
Small business administration pooled securities	20,513	—	(409)	—	20,104	21,023	733	—	—	21,756
Total held to maturity securities	$1,282,441	$1,040	$(72,543)	$—	$1,210,938	$1,066,818	$12,474	$(15,159)	$—	$1,064,133
Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three months ended March 31, 2022 and 2021. Excluded from the table above is accrued interest on held to maturity securities of $2.6 million and $2.0 million as of March 31, 2022 and December 31, 2021, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities during the three months ended March 31, 2022 and 2021. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status as of March 31, 2022 and December 31, 2021.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three months ended March 31, 2022 and 2021, and therefore no gains or losses were realized during the periods presented.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of March 31, 2022, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of March 31, 2022 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$68,071	$64,776	$163,414	$151,159	$—	$—	$231,485	$215,935
U.S. treasury securities	—	—	643,018	607,500	230,590	214,833	—	—	873,608	822,333
Agency mortgage-backed securities	19,824	19,844	80,449	78,736	158,349	144,812	163,129	154,593	421,751	397,985
Agency collateralized mortgage obligations	—	—	—	—	—	—	49,759	49,002	49,759	49,002
State, county, and municipal securities	—	—	192	200	—	—	—	—	192	200
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	489	489	489	489
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,199	999	1,199	999
Small business administration pooled securities	—	—	—	—	—	—	68,455	65,788	68,455	65,788
Total available for sale securities	$19,824	$19,844	$791,730	$751,212	$552,353	$510,804	$283,031	$270,871	$1,646,938	$1,552,731
Held to maturity securities
U.S. government agency securities	$—	$—	$32,555	$30,981	$—	$—	$—	$—	$32,555	$30,981
U.S. treasury securities	—	—	49,740	46,985	50,836	47,611	—	—	100,576	94,596
Agency mortgage-backed securities	—	—	32,356	32,265	349,842	325,374	168,135	163,544	550,333	521,183
Agency collateralized mortgage obligations	—	—	—	—	34,215	32,252	542,749	510,314	576,964	542,566
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,508	—	—	1,500	1,508
Small business administration pooled securities	—	—	—	—	—	—	20,513	20,104	20,513	20,104
Total held to maturity securities	$—	$—	$114,651	$110,231	$436,393	$406,745	$731,397	$693,962	$1,282,441	$1,210,938
Total	$19,824	$19,844	$906,381	$861,443	$988,746	$917,549	$1,014,428	$964,833	$2,929,379	$2,763,669
Included in the table above are $26.2 million of callable securities at March 31, 2022.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $778.7 million and $740.6 million at March 31, 2022 and December 31, 2021, respectively.
At March 31, 2022 and December 31, 2021, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

NOTE 4 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended March 31, 2022
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$14,402	$83,486	$12,316	$3,508	$14,484	$17,986	$740	$146,922
Charge-offs	—	—	—	(48)	—	(24)	(634)	(706)
Recoveries	13	3	—	26	—	26	234	302
(Release of) provision for credit losses	(246)	947	(449)	(327)	3,904	(6,238)	409	(2,000)
Ending balance (1)	$14,169	$84,436	$11,867	$3,159	$18,388	$11,750	$749	$144,518

	Three Months Ended March 31, 2021
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$21,086	$45,009	$5,397	$5,095	$14,275	$22,060	$470	$113,392
Charge-offs	(3,331)	—	—	(66)	—	—	(289)	(3,686)
Recoveries	64	57	—	11	1	13	197	343
(Release of) provision for credit losses	2,388	(718)	(129)	(1,419)	(1,320)	(1,357)	55	(2,500)
Ending balance (1)	$20,207	$44,348	$5,268	$3,621	$12,956	$20,716	$433	$107,549
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $39.4 million and $33.4 million as of March 31, 2022 and March 31, 2021, respectively.
The balance of allowance for credit losses of $144.5 million as of March 31, 2022 represents a decrease of $2.4 million, or 1.6%, compared to December 31, 2021. The decrease in the allowance was primarily driven by a release of the provision for credit losses of $2.0 million recorded during the quarter, reflecting a stabilized credit quality environment.

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
The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	March 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$138,642	$288,516	$159,051	$85,497	$105,651	$30,082	$741,200	$—	$1,548,639
Potential weakness	629	746	1,402	1,423	88	1,113	4,097	—	9,498
Definite weakness - loss unlikely	403	1,253	—	57	420	2,684	3,238	—	8,055
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$139,674	$290,515	$160,453	$86,977	$106,159	$33,879	$748,535	$—	$1,566,192

Commercial real estate
Pass	$226,907	$1,548,212	$1,254,460	$867,980	$830,148	$2,431,434	$135,980	$522	$7,295,643
Potential weakness	10,059	51,223	92,984	43,560	83,195	210,418	13,619	—	505,058
Definite weakness - loss unlikely	145	20,031	4,081	3,237	412	69,009	—	—	96,915
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$237,111	$1,619,466	$1,351,525	$914,777	$913,755	$2,710,861	$149,599	$522	$7,897,616

Commercial construction
Pass	$82,805	$400,932	$440,129	$100,066	$30,145	$34,952	$34,416	$—	$1,123,445
Potential weakness	—	—	3,005	—	—	12,935	—	—	15,940
Definite weakness - loss unlikely	—	14,560	—	—	—	—	—	—	14,560
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$82,805	$415,492	$443,134	$100,066	$30,145	$47,887	$34,416	$—	$1,153,945

Small business
Pass	$14,959	$52,037	$35,973	$19,540	$12,136	$24,449	$37,719	$—	$196,813
Potential weakness	—	183	435	376	196	277	761	—	2,228
Definite weakness - loss unlikely	—	—	601	20	7	283	453	—	1,364
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$14,959	$52,220	$37,009	$19,936	$12,339	$25,009	$38,933	$—	$200,405

Residential real estate
Pass	$177,524	$446,985	$209,293	$106,746	$111,601	$650,555	$—	$—	$1,702,704
Default	—	—	392	—	999	1,950	—	—	3,341
Total residential real estate	$177,524	$446,985	$209,685	$106,746	$112,600	$652,505	$—	$—	$1,706,045

Home equity
Pass	$13,376	$64,981	$61,198	$35,075	$31,458	$137,315	$678,867	$1,519	$1,023,789
Default	—	—	—	122	—	64	1,840	—	2,026
Total home equity	$13,376	$64,981	$61,198	$35,197	$31,458	$137,379	$680,707	$1,519	$1,025,815

Other consumer
Pass	$142	$2,964	$2,469	$1,978	$695	$4,669	$17,074	$—	$29,991
Default	—	9	4	—	—	3	2	—	18
Total other consumer	$142	$2,973	$2,473	$1,978	$695	$4,672	$17,076	$—	$30,009

Total	$665,591	$2,892,632	$2,265,477	$1,265,677	$1,207,151	$3,612,192	$1,669,266	$2,041	$13,580,027

	March 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$420,682	$724,577	$127,454	$88,970	$25,737	$27,123	$589,448	$—	$2,003,991
Potential weakness	3,424	14,991	2,636	2,148	4,288	3,205	12,252	—	42,944
Definite weakness - loss unlikely	17,912	663	1,116	1,327	2,768	482	6,927	—	31,195
Partial loss probable	—	—	—	—	—	143	8,398	—	8,541
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$442,018	$740,231	$131,206	$92,445	$32,793	$30,953	$617,025	$—	$2,086,671

Commercial real estate
Pass	$214,573	$1,043,424	$687,959	$432,728	$524,194	$966,331	$16,196	$—	$3,885,405
Potential weakness	390	29,218	53,849	31,274	18,981	86,160	13,612	—	233,484
Definite weakness - loss unlikely	3,590	22,536	3,754	3,474	9,892	15,482	—	—	58,728
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$218,553	$1,095,178	$745,562	$467,476	$553,067	$1,067,973	$29,808	$—	$4,177,617

Commercial construction
Pass	$28,323	$239,954	$142,076	$28,189	$23,313	$6,628	$19,934	$—	$488,417
Potential weakness	—	17,544	9,691	—	—	—	190	—	27,425
Definite weakness - loss unlikely	—	—	—	520	—	—	—	—	520
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$28,323	$257,498	$151,767	$28,709	$23,313	$6,628	$20,124	$—	$516,362

Small business
Pass	$10,307	$41,418	$25,817	$17,750	$12,624	$29,309	$33,658	$—	$170,883
Potential weakness	—	—	389	204	10	202	634	—	1,439
Definite weakness - loss unlikely	—	677	51	59	17	301	758	—	1,863
Partial loss probable	—	—	—	—	—	—	26	—	26
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$10,307	$42,095	$26,257	$18,013	$12,651	$29,812	$35,076	$—	$174,211

Residential real estate
Pass	$80,657	$212,891	$126,359	$133,150	$130,580	$554,848	$—	$—	$1,238,485
Default	—	—	—	427	—	2,877	—	—	3,304
Total residential real estate	$80,657	$212,891	$126,359	$133,577	$130,580	$557,725	$—	$—	$1,241,789

Home equity
Pass	$23,583	$77,497	$51,398	$46,648	$48,132	$140,376	$636,881	$1,762	$1,026,277
Default	—	—	—	—	—	210	2,008	—	2,218
Total home equity	$23,583	$77,497	$51,398	$46,648	$48,132	$140,586	$638,889	$1,762	$1,028,495

Other consumer
Pass	$46	$540	$326	$146	$620	$6,800	$12,939	$—	$21,417
Default	—	—	—	—	15	111	3	—	129
Total other consumer	$46	$540	$326	$146	$635	$6,911	$12,942	$—	$21,546

Total	$803,487	$2,425,930	$1,232,875	$787,014	$801,171	$1,840,588	$1,353,864	$1,762	$9,246,691
(1)Loan origination dates in the tables above reflect the original origination date, or the date of a material modification of a previously originated loan.
(2)Loans originated as part of the Paycheck Protection Program ("PPP") established by the CARES Act are included within commercial and industrial under the 2021 and 2020 vintage year and "pass" category as these loans are 100% guaranteed by the U.S. Government. Outstanding PPP loans totaled $99.6 million and $846.3 million as of March 31, 2022 and 2021, respectively.
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

	March 31 2022	December 31 2021
Residential real estate portfolio
FICO score (re-scored)(1)	752	749
LTV (re-valued)(2)	54.5%	54.4%
Home equity portfolio
FICO score (re-scored)(1)	773	772
LTV (re-valued)(2)(3)	42.3%	42.4%
(1)The average FICO scores at March 31, 2022 are based upon rescores from March 2022, as available for previously originated loans, or origination score data for loans booked in March 2022.  The average FICO scores at December 31, 2021 were based upon rescores available from December 2021, as available for previously originated loans, or origination score data for loans booked in December 2021.
(2)The combined LTV ratios for March 31, 2022 are based upon updated automated valuations as of February 2022, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2021 were based upon updated automated valuations as of November 2021, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At both March 31, 2022 and December 31, 2021, the Company's estimated reserve for unfunded commitments amounted to $1.5 million.
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
In response to the COVID-19 pandemic, the Company has granted loan modifications to allow deferral of payments for borrowers negatively impacted by the pandemic. The balance of loans with active deferrals as of March 31, 2022 and December 31, 2021 was $304.5 million and $383.1 million, respectively. The majority of these loans with active deferrals as of March 31, 2022 continue to be characterized as current loans. In accordance with regulatory guidance, these modifications are not considered to be troubled debt restructures ("TDRs") if they were performing as of December 31, 2019. Additionally, a majority of these modified loans are characterized as current and therefore are not impacting nonaccrual or delinquency totals as of March 31, 2022 and December 31, 2021. The Company does, however, consider all active deferrals when estimating loss reserves. As loans reach their deferral maturity date, consideration of TDR and delinquency status will resume in accordance with the Company's accounting policy.

The following table shows information regarding nonaccrual loans as of the dates indicated:

	Nonaccrual Balances
	March 31, 2022			December 31, 2021
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total
	(Dollars in thousands)
Commercial and industrial	$3,498	$19	$3,517	$3,420	$19	$3,439
Commercial real estate	15,835	24,635	40,470	10,870	—	10,870
Small business	20	—	20	44	—	44
Residential real estate	7,861	596	8,457	8,580	602	9,182
Home equity	3,761	—	3,761	3,781	—	3,781
Other consumer	393	—	393	504	—	504
Total nonaccrual loans (1)	$31,368	$25,250	$56,618	$27,199	$621	$27,820
(1)Included in these amounts were $2.0 million of nonaccruing TDRs at both March 31, 2022 and December 31, 2021, respectively.
It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans during the three months ended March 31, 2022 and March 31, 2021.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$2,287	$1,426
The following tables show the age analysis of past due financing receivables as of the dates indicated:

	March 31, 2022
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	4	$276	4	$3,399	—	$—	8	$3,675	$1,562,517	$1,566,192	$—
Commercial real estate	10	6,530	3	7,897	2	7,009	15	21,436	7,876,180	7,897,616	—
Commercial construction	3	2,592	—	—	—	—	3	2,592	1,151,353	1,153,945	—
Small business	7	85	2	6	2	8	11	99	200,306	200,405	—
Residential real estate	9	2,890	6	1,546	73	3,341	88	7,777	1,698,268	1,706,045	—
Home equity	11	834	5	81	23	2,026	39	2,941	1,022,874	1,025,815	—
Other consumer (1)	384	541	18	157	8	18	410	716	29,293	30,009	—
Total	428	$13,748	38	$13,086	108	$12,402	574	$39,236	$13,540,791	$13,580,027	$—

	December 31, 2021
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	7	$143	2	$252	2	$24	11	$419	$1,562,860	$1,563,279	$—
Commercial real estate	15	32,845	—	—	4	1,339	19	34,184	7,958,160	7,992,344	—
Commercial construction	—	—	—	—	—	—	—	—	1,165,457	1,165,457	—
Small business	11	136	6	53	4	24	21	213	192,976	193,189	—
Residential real estate	12	2,709	5	714	76	3,922	93	7,345	1,597,341	1,604,686	—
Home equity	15	1,375	6	381	21	1,671	42	3,427	1,036,184	1,039,611	—
Other consumer (1)	458	719	41	277	16	112	515	1,108	27,612	28,720	—
Total	518	$37,927	60	$1,677	123	$7,092	701	$46,696	$13,540,590	$13,587,286	$—
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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
TDRs on accrual status	$13,288	$14,635
TDRs on nonaccrual	1,972	1,993
Total TDRs	$15,260	$16,628
Additional commitments to lend to a borrower who has been a party to a TDR	$174	$190
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

There were no new TDRs during the three months ended March 31, 2022. The following table shows the TDRs which occurred during the three months ended March 31, 2021 and the change in the recorded investment subsequent to the modifications occurring:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	1	$14,148	$14,148
Commercial real estate	5	3,964	3,964
Small business	1	100	100
Total (1)	7	$18,212	$18,212
(1)The pre-modification and post-modification balances represent the legal principal balance of the loan. During the three months ended March 31, 2021, there were two relationships amounting to $14.3 million that related to additional modifications on previously existing TDRs.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the three months ended March 31, 2021:

Post-Modification Balance of TDRs
(Dollars in thousands)
Combination rate and maturity	14,148
Extended maturity	4,064
Total	$18,212

The Company considers a loan to have defaulted when it reaches 90 days past due. During the three months ended March 31, 2022 and March 31, 2021, there were no loans modified during the prior twelve months that subsequently defaulted during the respective periods. The Company determines the amount of allowance on TDRs in accordance with CECL methodology using a discounted cash flow approach, or a fair value of collateral approach if the loan is determined to be individually evaluated.

NOTE 5 - STOCK BASED COMPENSATION
During the three months ended March 31, 2022, the Company had the following activity related to stock based compensation:
Time Vested Restricted Stock Awards
The Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/17/2022	52,100	2005 Employee Stock Plan	$84.70	Ratably over 5 years from grant date

Performance-Based Restricted Stock Awards
    On February 17, 2022, the Company granted 20,700 performance-based restricted stock awards, representing the maximum number of shares that may be earned under the awards, to certain executive level employees. These performance-based restricted stock awards were issued from the 2005 Employee Stock Plan and were determined to have a grant date fair value per share of $84.70. The number of shares to be vested are contingent upon the Company's attainment of certain performance criteria to be measured at the end of a three year performance period, ending December 31, 2024. The awards will vest upon the earlier of the date on which it is determined if the performance goal is achieved subsequent to the performance period or March 31, 2025.
    On March 10, 2022, the performance-based restricted stock awards that were awarded on February 21, 2019 vested at 50% of the maximum target shares awarded, or 7,450 shares.

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

The following tables reflect the Company's derivative positions as of the dates indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes:

March 31, 2022
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$25,000	0.38	0.47%	1.88%	$(124)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	550,000	2.33	0.32%	2.16%	(4,785)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	350,000	1.65	0.33%	2.72% - 2.26%	703

Total	$925,000				$(4,206)

December 31, 2021
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$25,000	0.62	0.16%	1.88%	$(294)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	550,000	2.58	0.11%	2.16%	11,830

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	1.66	0.11%	2.73% - 2.20%	9,383

Total	$975,000				$20,919

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 7.0 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $4.1 million (pre-tax) to be reclassified as an increase to interest income and $80,000 (pre-tax) to be reclassified as an increase to interest expense, from OCI related to the Company’s cash flow hedges in the next twelve months.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of March 31, 2022.
The Company had no fair value hedges as of March 31, 2022 or December 31, 2021.

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

The following table reflects the Company’s customer related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2022
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	295	$63,981	$108,216	$177,574	$244,445	$1,023,964	$1,618,180	$(26,666)
Pay fixed, receive variable	295	63,981	108,216	177,574	244,445	1,023,964	1,618,180	26,666
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	44	126,627	2,535	—	—	—	129,162	(5,667)
Buys U.S. currency, sells foreign currency	44	126,627	2,535	—	—	—	129,162	5,739
Risk participation agreements
Participation out	11	—	2,625	24,538	—	68,601	95,764	215
Participation in	8	29,797	28,021	—	—	21,463	79,281	(54)

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2021
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	296	$37,589	$139,844	$123,507	$260,953	$1,060,276	$1,622,169	$55,984
Pay fixed, receive variable	296	37,589	139,844	123,507	260,953	1,060,276	1,622,169	(55,982)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	52	149,588	8,784	—	—	—	158,372	5,734
Buys U.S. currency, sells foreign currency	52	149,588	8,784	—	—	—	158,372	(5,734)
Risk participation agreements
Participation out	11	—	2,635	7,138	24,539	68,408	102,720	279
Participation in	7	29,972	28,235	—	—	8,339	66,546	(55)

(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The fair value of loans held for sale decreased by $548,000 and $1.8 million for the three month periods ended March 31, 2022 and 2021, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
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
The aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income was $599,000 and $8.1 million for the three month periods ended March 31, 2022 and 2021, respectively.
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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	March 31 2022		December 31 2021		March 31 2022		December 31 2021
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$5,271	(3)	$21,951	(3)	$9,477	(4)	$1,032	(4)
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	50,418	(3)	68,726	(3)	50,418	(4)	68,724	(4)
Foreign exchange contracts	6,007		6,147		5,935		6,147
Risk participation agreements	215		279		54		55
Mortgage Derivatives
Interest rate lock commitments	58		753		—		—
Forward sale loan commitments	27		56		—		—
Forward sale hedge commitments	248		—		—		57
Total derivatives not designated as hedges	56,973		75,961		56,407		74,983
Total	62,244		97,912		65,884		76,015

Netting Adjustments (5)	(27,893)		(5,727)		6,478		6,769
Net Derivatives on the Balance Sheet	34,351		92,185		59,406		69,246

Financial instruments (6)	10,062		22,378		10,062		22,378
Cash collateral pledged (received)	—		—		4,587		33,838
Net Derivative Amounts	$24,289		$69,807		$44,757		$13,030
(1)All asset derivatives are reflected in other assets on the balance sheet.
(2)All liability derivatives are reflected in other liabilities on the balance sheet.
(3)Approximately $878,000 and $226,000 of accrued interest receivable is included in the fair value of the interest rate and loan level asset derivatives, respectively, as of March 31, 2022, in comparison to accrued interest receivable of approximately $1.2 million and $1.5 million, respectively, as of December 31, 2021.
(4)As of March 31, 2022, approximately $216,000 of accrued interest receivable is included in the fair value of interest rate derivative liabilities and approximately $225,000 of accrued interest payable is included in the fair value of loan level liability derivatives. Accrued interest payable of approximately $5,000 and $1.5 million is included in the fair value of the interest rate and loan level derivative liabilities, respectively, as of December 31, 2021.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance. As displayed in the table above, derivatives that cleared through the CME were either in a net asset position or a net liability position as of March 31, 2022.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended
	March 31
	2022	2021
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$(17,950)	$(6,583)
Gain reclassified from OCI into interest income or interest expense (effective portion)	$4,505	$4,380
Loss reclassified from OCI into noninterest expense (loss on termination)	$—	$—
Interest expense	$—	$—
Other expense	—	—
Total	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$89	$6
Other expense	(83)	(283)
Changes in fair value of mortgage derivatives
Mortgage banking income	(419)	(2,324)
Total	$(413)	$(2,601)

    The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $1.1 million and $34.8 million at March 31, 2022 and December 31, 2021, respectively. Although none of the contingency provisions have applied as of March 31, 2022 and December 31, 2021, the Company has posted collateral to offset the net liability exposure with institutional counterparties.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. The Company's exposure relating to institutional counterparties was $43.8 million and $28.3 million at March 31, 2022 and December 31, 2021, respectively. The Company’s exposure relating to customer counterparties was approximately $11.8 million and $62.4 million at March 31, 2022 and December 31, 2021, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
Valuation Techniques
There have been no changes in the valuation techniques used during the three months ended March 31, 2022.
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

Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilizes. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2022 and December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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
	March 31, 2022
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$3,956	$3,956	$—	$—
Equity securities	22,611	22,611	—	—
Securities available for sale
U.S. government agency securities	215,935	—	215,935	—
U.S. treasury securities	822,333	—	822,333	—
Agency mortgage-backed securities	397,985	—	397,985	—
Agency collateralized mortgage obligations	49,002	—	49,002	—
State, county, and municipal securities	200	—	200	—
Single issuer trust preferred securities issued by banks and insurers	489	—	489	—
Pooled trust preferred securities issued by banks and insurers	999	—	999	—
Small business administration pooled securities	65,788	—	65,788	—
Loans held for sale	6,144	—	6,144	—
Derivative instruments	62,244	—	62,244	—
Liabilities
Derivative instruments	65,884	—	65,884	—
Total recurring fair value measurements	$1,581,802	$26,567	$1,555,235	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$25,231	$—	$—	$25,231
Total nonrecurring fair value measurements	$25,231	$—	$—	$25,231

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
(1) The carrying value of individually assessed collateral dependent loans is based on the lower of amortized cost or fair value of the underlying collateral less costs to sell. The fair value of the underlying collateral is generally determined through independent appraisals, which generally include various Level 3 inputs which are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary.

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	March 31, 2022
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. government agency securities	$32,555	$30,981	$—	$30,981	$—
U.S. treasury securities	100,576	94,596	—	94,596	—
Agency mortgage-backed securities	550,333	521,183	—	521,183	—
Agency collateralized mortgage obligations	576,964	542,566	—	542,566	—
Single issuer trust preferred securities issued by banks	1,500	1,508	—	1,508	—
Small business administration pooled securities	20,513	20,104	—	20,104	—
Loans, net of allowance for credit losses (b)	13,410,278	13,301,406	—	—	13,301,406
Federal Home Loan Bank stock (c)	11,407	11,407	—	11,407	—
Cash surrender value of life insurance policies (d)	291,192	291,192	—	291,192	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$15,364,782	$15,364,782	$—	$15,364,782	$—
Time certificates of deposits (f)	1,398,610	1,384,450	—	1,384,450	—
Federal Home Loan Bank borrowings (f)	25,660	25,626	—	25,626	—
Junior subordinated debentures (g)	62,854	63,654	—	63,654	—
Subordinated debentures (f)	49,814	43,754	—	—	43,754

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended
	March 31 2022	March 31 2021
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$5,493	$3,584
Interchange fees	2,472	1,903
ATM fees	841	625
Investment management - wealth management and advisory services	7,904	7,402
Investment management - retail investments and insurance revenue	769	902
Merchant processing income	378	320
Credit card income	372	236
Other noninterest income	1,396	1,125
Total noninterest income in-scope of ASC 606	19,625	16,097
Total noninterest income out-of-scope of ASC 606	6,647	9,149
Total noninterest income	$26,272	$25,246

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

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Receivables, included in other assets	$5,310	$5,385

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

NOTE 9 - OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended March 31, 2022
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(81,619)	$19,063	$(62,556)
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	(81,619)	19,063	(62,556)

Change in fair value of cash flow hedges	(20,480)	5,768	(14,712)
Less: net cash flow hedge gains reclassified into interest income or interest expense	4,505	(1,267)	3,238
Net change in fair value of cash flow hedges	(24,985)	7,035	(17,950)

Amortization of net actuarial losses	159	(45)	114
Amortization of net prior service costs	10	(3)	7
Net change in other comprehensive income for defined benefit postretirement plans (1)	169	(48)	121
Total other comprehensive loss	$(106,435)	$26,050	$(80,385)

	Three Months Ended March 31, 2021
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(10,361)	$2,587	$(7,774)
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	(10,361)	2,587	(7,774)

Change in fair value of cash flow hedges	(4,779)	1,344	(3,435)
Less: net cash flow hedge gains reclassified into interest income or interest expense	4,380	(1,232)	3,148
Net change in fair value of cash flow hedges	(9,159)	2,576	(6,583)

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	653	(184)	469
Amortization of net actuarial losses	442	(124)	318
Amortization of net prior service costs	44	(12)	32
Net change in other comprehensive income for defined benefit postretirement plans (1)	1,139	(320)	819
Total other comprehensive loss	$(18,381)	$4,843	$(13,538)

(1)The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in Note 14 "Employee Benefit Plans" within the Notes to the Consolidated Financial Statements included in Item 8 of the Company's 2021 Form 10-K.

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2022
Beginning balance: January 1, 2022	$(9,667)	$14,137	$(2,287)	$2,183
Net change in other comprehensive income (loss)	(62,556)	(17,950)	121	(80,385)
Ending balance: March 31, 2022	$(72,223)	$(3,813)	$(2,166)	$(78,202)
	2021
Beginning balance: January 1, 2021	$13,255	$33,276	$(5,836)	$40,695
Net change in other comprehensive income (loss)	(7,774)	(6,583)	819	(13,538)
Ending balance: March 31, 2021	$5,481	$26,693	$(5,017)	$27,157
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
    The following table summarizes the above financial instruments at the dates indicated:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Commitments to extend credit	$4,480,447	$4,535,895
Standby letters of credit	24,416	24,412
Deferred standby letter of credit fees	171	124
Loan exposures sold with recourse	186,426	202,717

Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancellable operating leases. Several of these leases contain renewal options to extend lease terms for a period of 1 to 20 years. During the three months ended March 31, 2022, the Company recognized approximately $4.4 million in costs associated with several terminated leased locations acquired from Meridian that were subsequently exited. These costs are reflected within merger and acquisition expense in the Consolidated Statement of Income.
There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2021. See the Company's 2021 Form 10-K for information regarding leases and other commitments.
Other Contingencies
At March 31, 2022, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

NOTE 11 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.
The following table presents certain information related to the Company's investments in low income housing projects as of the dates indicated:

	March 31 2022		December 31 2021
	(Dollars in thousands)
Original investment value	$178,763		$179,481
Current recorded investment	131,034		135,497
Unfunded liability obligation	66,213		73,336
Tax credits and benefits	18,838	(1)	14,198
Amortization of investments	15,249	(1)	11,892
Net income tax benefit	3,589	(1)	2,306
(1)Amounts shown represent the estimated full year impact for the year ended December 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the "2021 Form 10-K").

Cautionary Statement Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q (this "Report"), in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “could,” “will,” “may,” “expect,” “believe,” “forecast,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” “intend,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the 2021 Form 10-K, include but are not limited to:

•further weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area, including any future weakening caused by the COVID-19 pandemic and any uncertainty regarding the length and extent of economic contraction as a result of the pandemic;
•the potential effects of inflationary pressures, labor market shortages and supply chain issues;
•instability or volatility in financial markets and unfavorable general economic or business conditions, globally, nationally or regionally, caused by geopolitical concerns, including as a result of the conflict between Russia and Ukraine, could have an adverse effect on our business or results of operations;
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
•adverse weather, changes in climate, natural disasters, geopolitical concerns, including those arising from the conflict between Russia and Ukraine, the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic, other public health crises or man-made events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations;
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

Further, the foregoing factors may be exacerbated by the ultimate impact of the COVID-19 pandemic, which remains unknown at this time due to factors and future developments that are uncertain, unpredictable and, in many cases, beyond the Company's control, including the scope, duration and extent of the pandemic and any further resurgences, the efficacy, availability and public acceptance of vaccines, boosters or other treatments, actions taken by governmental authorities in response to the pandemic and the direct and indirect impact of these actions and the pandemic generally on the Company’s employees, customers, business and third-parties with which the Company conducts business.

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

		Three Months Ended
	March 31 2022	December 31 2021	September 30 2021	June 30 2021	March 31 2021
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$2,861,739	$2,664,859	$2,318,757	$1,682,751	$1,431,430
Loans	13,580,027	13,587,286	8,808,013	8,938,988	9,246,691
Allowance for credit losses	(144,518)	(146,922)	(92,246)	(102,357)	(107,549)
Goodwill and other intangible assets	1,015,831	1,017,844	525,261	526,576	527,894
Total assets	20,159,178	20,423,405	14,533,311	14,194,207	13,773,914
Total deposits	16,763,392	16,917,044	12,260,140	11,986,971	11,593,524
Total borrowings	138,328	152,374	157,045	171,713	176,387
Stockholders’ equity	2,965,439	3,018,449	1,755,954	1,741,622	1,715,371
Nonperforming loans	56,618	27,820	45,810	47,818	59,201
Nonperforming assets	56,618	27,820	45,810	47,818	59,201
Income statement
Interest income	$140,619	$125,921	$93,016	$96,702	$99,637
Interest expense	3,187	3,391	2,925	3,348	4,053
Net interest income	137,432	122,530	90,091	93,354	95,584
Provision for credit losses	(2,000)	35,705	(10,000)	(5,000)	(2,500)
Noninterest income	26,272	29,180	26,457	24,967	25,246
Noninterest expenses	95,500	117,126	72,419	73,302	69,682
Net income	53,097	1,702	40,007	37,572	41,711
Per share data
Net income—basic	$1.12	$0.04	$1.21	$1.14	$1.26
Net income—diluted	1.12	0.04	1.21	1.14	1.26
Cash dividends declared	0.51	0.48	0.48	0.48	0.48
Book value per share	62.59	63.75	53.14	52.72	51.94
Tangible book value per share (1)	41.15	42.25	37.24	36.78	35.96
Performance ratios
Return on average assets	1.06%	0.04%	1.11%	1.08%	1.26%
Return on average common equity	7.16%	0.28%	9.04%	8.70%	9.87%
Net interest margin (on a fully tax equivalent basis)	3.09%	3.05%	2.78%	2.99%	3.25%
Dividend payout ratio	42.80%	931.90%	39.64%	42.19%	36.35%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.42%	0.20%	0.52%	0.53%	0.64%
Nonperforming assets as a percent of total assets	0.28%	0.14%	0.32%	0.34%	0.43%
Allowance for credit losses as a percent of total loans	1.06%	1.08%	1.05%	1.15%	1.16%
Allowance for credit losses as a percent of nonperforming loans	255.25%	528.12%	201.37%	214.06%	181.67%
Capital ratios

Equity to assets	14.71%	14.78%	12.08%	12.27%	12.45%
Tangible equity to tangible assets (1)	10.18%	10.31%	8.79%	8.89%	8.96%
Tier 1 leverage capital ratio	10.62%	12.03%	9.36%	9.41%	9.63%
Common equity tier 1 capital ratio	14.45%	14.30%	13.53%	13.31%	13.16%
Tier 1 risk-based capital ratio	14.45%	14.30%	14.21%	13.98%	13.85%
Total risk-based capital ratio	16.18%	16.04%	15.78%	15.67%	15.61%

(1)     Represents a non-GAAP measure. For reconciliation to GAAP book value per share, see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures" below.

Executive Level Overview

    Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company's financial position or operating results. The Company is focused on organic growth, but will also consider acquisition opportunities that are expected to provide a satisfactory financial return, including the recent acquisition of Meridian Bancorp, Inc. ("Meridian") and its subsidiary, East Boston Savings Bank ("EBSB"), which closed in the fourth quarter of 2021.

First Quarter 2022 Results

    Net income for the first quarter of 2022 was $53.1 million, or $1.12 on a diluted earnings per share basis, as compared to $41.7 million, or $1.26 on a diluted earnings per share basis, for the prior year first quarter, representing an increase of 27.3% and decrease of 11.1%, respectively. The first quarter of 2022 results reflect merger-related costs of $7.1 million, pre-tax, associated with the Meridian acquisition while no such costs were incurred during the same prior year quarter. Excluding the merger and acquisition costs incurred during the first quarter of 2022, operating net income was $58.2 million, or $1.23 per diluted share. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

First quarter 2022 results reflected the following key drivers:

•3.3% annualized net loan growth, when excluding PPP loans;
•Modest cash deployment into the securities portfolio;
•Increase in non-performing assets, yet minimal credit losses resulting in a $2 million release of credit reserves for the quarter;
•Solid fee income results;
•Overall expenses in line with EBSB merger related cost save expectations

Interest-Earning Assets

    The results depicted in the following table reflect the trend of the Company's interest-earning assets over the past five quarters. Management’s asset strategy typically emphasizes loan growth, however, the mix of interest earning assets has experienced volatility over the last five quarters due to the unique operating environment, as well as the Company's acquisition of Meridian during the fourth quarter of 2021. The following table summarizes the Company's interest-earning assets as of the periods indicated.

Interest-Earning Assets
$ (billions)
20
18
16
14
12
10
8
6
4
2
0
$12.3
$1.7
$2.2
$7.0
$1.4
$12.8
$2.2
$2.2
$6.7
$1.7
$13.0
$1.9
$2.2
$6.6
$2.3
$18.4
$2.1
$2.7
$10.9
$2.7
$18.1
$1.7
$2.7
$10.8
$2.9
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
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

Sources of Funding
$18
$16
$14
$12
$10
$8
$6
$4
$2
$0
$ (Billions)
200%
150%
100%
50%
0%
$11.8
$12.2
$12.4
$17.1
$16.9
$11.6
$12.0
$12.3
$16.9
$16.8
90.9%
91.6%
92.0%
84.5%
85.8%
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Period Ending
Deposits
Borrowings
% of Core Deposits

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
$20.0
$10.0
$—
$ in millions
$25.2
$25.0
$26.5
$29.2
$26.3
$4.9
$6.5
$6.8
$9.4
$7.1
$5.7
$2.7
$2.8
$2.0
$1.4
$8.3
$8.9
$9.2
$9.0
$8.7
$2.7
$3.1
$3.4
$3.8
$3.6
$3.6
$3.8
$4.3
$5.0
$5.5
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
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

    The Company declared a quarterly cash dividend of $0.51 per share for the first quarter of 2022, representing an increase of 6.3% from the 2021 quarterly dividend rate of $0.48 per share.

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
    The following tables summarize adjustments for noncore items for the periods indicated below and reconcile non-GAAP measures:

	Three Months Ended March 31
	Net Income		Diluted Earnings Per Share
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$53,097	$41,711	$1.12	$1.26
Non-GAAP adjustments
Noninterest expense components
Add: merger and acquisition expenses	7,100	—	0.15	—
Noncore increases to income before taxes	7,100	—	0.15	—
Net tax benefit associated with noncore items (1)	(1,995)	—	(0.04)	—
Total tax impact	(1,995)	—	(0.04)	—
Noncore increases to net income	5,105	—	0.11	—
Operating net income (Non-GAAP)	$58,202	$41,711	$1.23	$1.26
(1)The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

	Three Months Ended
	March 31 2022	December 31 2021	September 30 2021	June 30 2021	March 31 2021
	(Dollars in thousands)
Net interest income (GAAP)	$137,432	$122,530	$90,091	$93,354	$95,584	(a)

Noninterest income (GAAP)	$26,272	$29,180	$26,457	$24,967	$25,246	(b)

Noninterest expense (GAAP)	$95,500	$117,126	$72,419	$73,302	$69,682	(c)
Less:
Merger and acquisition expense	7,100	37,166	1,943	1,731	—
Noninterest expense on an operating basis (Non-GAAP)	$88,400	$79,960	$70,476	$71,571	$69,682	(d)

Total revenue (GAAP)	$163,704	$151,710	$116,548	$118,321	$120,830	(a+b)

Ratios
Noninterest income as a % of revenue (GAAP based)	16.05%	19.23%	22.70%	21.10%	20.89%	(b/(a+b))
Efficiency ratio (GAAP based)	58.34%	77.20%	62.14%	61.95%	57.67%	(c/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	54.00%	52.71%	60.47%	60.49%	57.67%	(d/(a+b))

    The following table summarizes the calculation of the Company's tangible common equity to tangible assets ratio and tangible book value per share:

	March 31 2022	December 31 2021	September 30 2021	June 30 2021	March 31 2021
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$2,965,439	$3,018,449	$1,755,954	$1,741,622	$1,715,371	(a)
Less: Goodwill and other intangibles	1,015,831	1,017,844	525,261	526,576	527,895
Tangible common equity (Non-GAAP)	1,949,608	2,000,605	1,230,693	1,215,046	1,187,476	(b)
Tangible assets
Assets (GAAP)	20,159,178	20,423,405	14,533,311	14,194,207	13,773,914	(c)
Less: Goodwill and other intangibles	1,015,831	1,017,844	525,261	526,576	527,895
Tangible assets (Non-GAAP)	$19,143,347	$19,405,561	$14,008,050	$13,667,631	$13,246,019	(d)
Common shares	47,377,125	47,349,778	33,043,812	33,037,859	33,024,882	(e)

Common equity to assets ratio (GAAP)	14.71%	14.78%	12.08%	12.27%	12.45%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	10.18%	10.31%	8.79%	8.89%	8.96%	(b/d)
Book value per share (GAAP)	$62.59	$63.75	$53.14	$52.72	$51.94	(a/e)
Tangible book value per share (Non-GAAP)	$41.15	$42.25	$37.24	$36.78	$35.96	(b/e)

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
There have been no material changes in critical accounting policies during the first three months of 2022. Refer to "Critical Accounting Policies and Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2021 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $196.9 million, or 7.4%, at March 31, 2022 as compared to December 31, 2021, primarily reflecting $365.2 million of purchases which were partially offset by unrealized losses of $81.6 million related to the available for sale portfolio, as well as paydowns, calls, and maturities. The ratio of securities to total assets was 14.2% and 13.0% at March 31, 2022 and December 31, 2021, respectively. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss ("CECL") methodology. Further details regarding the Company's measurement of expected credit losses on securities can be found in Note 3 “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

    Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. The Company originates residential loans with the intention of selling them in the secondary market or holding them in the Company's residential real estate portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no material losses related to residential mortgage repurchases during the three months ended March 31, 2022 and 2021, respectively.

    The following table shows the total residential real estate loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended March 31
	2022	2021
	(Dollars in thousands)
Held in portfolio	$180,525	$81,921
Sold or held for sale in the secondary market	37,245	270,161
Total closed loans	$217,770	$352,082

    The table below reflects additional information related to the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended March 31
	2022	2021
	(Dollars in thousands)
Sold with servicing rights released	$53,864	$281,139
Sold with servicing rights retained (1)	420	1,430
Total loans sold	$54,284	$282,569
(1)All loans sold with servicing rights retained during the three months ended March 31, 2022 and March 31, 2021 were sold without recourse.
    When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneously with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $361.7 million, $382.6 million and $401.2 million at March 31, 2022, December 31, 2021, and March 31, 2021, respectively.

    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended March 31
	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$2,627	$2,365
Additions	4	13
Amortization	(194)	(243)
Change in valuation allowance	368	406
Balance at end of period	$2,805	$2,541
See Note 6, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio Total loans at March 31, 2022 decreased by $7.3 million, or 0.05%, when compared to December 31, 2021. Excluding $116.6 million of net paydowns associated with the PPP, the loan portfolio increased by $109.4 million compared to the prior quarter, or 3.3% on an annualized basis. Organic loan growth was primarily driven by line utilization increases within the commercial and industrial portfolio as well as a healthy increase in the residential real estate portfolio as a higher portion of new closings were retained on balance sheet. Partially offsetting these growth drivers were ongoing reductions in the acquired Meridian portfolio which led to a decrease in commercial real estate balances, while continued low home equity utilization rates and attrition continue to negate strong home equity closing volumes.

    The Company's commercial loan portfolio is comprised primarily of commercial and industrial loans as well as commercial real estate loans. Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The Company's previous participation in the PPP resulted in significant loan fundings within the commercial and industrial category, which have now declined to $99.6 million or 6.4% of the total commercial and industrial category at March 31, 2022, primarily as a result of the ongoing forgiveness process, and are reflected within the various sectors below. During the three months ended March 31, 2022, the Company amortized into income $3.5 million in PPP fee revenue related to loans forgiven under the program. The following pie chart shows the diversification of the commercial and industrial portfolio as of March 31, 2022:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $1.6 billion
All Other (12 Sectors): 18.2%
Retail Trade: 22.0%
Professional, Scientific, and Technical Services 5.1%
Wholesale Trade : 8.8%
Real Estate/Rental and Leasing 13.8%
Finance and Insurance: 5.7%
Construction: 9.3%
Manufacturing: 8.3%
Administrative Support/Waste Mgmt/Remediation Services : 8.8%

(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$323
Largest individual commercial and industrial loan outstanding	$24,048
Commercial and industrial nonperforming loans/commercial and industrial loans	0.22%
The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types, including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of March 31, 2022:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $9.1 billion
All Other: 10.0%
Strip Malls: 7.6%
Hotels/Motels: 8.6%
Industrial Warehouse: 10.5%
Office Buildings: 15.7%
Commercial Buildings: 17.6%
Residential - Related: 30.0%

(Dollars in thousands)
Average loan size	$1,574
Largest individual commercial real estate mortgage outstanding	$64,527
Commercial real estate nonperforming loans/commercial real estate loans	0.45%
Owner occupied commercial real estate loans/commercial real estate loans	11.5%

    The Company's consumer portfolio primarily consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines of credit that may be made as a fixed-rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Other consumer loans primarily consist of installment loans and overdraft protections. The residential real estate, home equity and other consumer portfolios totaled $2.8 billion at March 31, 2022, as noted below:

Consumer Portfolio Composition
Total Portfolio of $2.8 Billion

Other consumer: 1.1%
Home equity - subordinate positions: 16.2%
Home equity - first position: 20.9%
Residential real estate: 61.8%

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
    Purchased Credit Deteriorated Loans    Purchased Credit Deteriorated ("PCD") loans are acquired loans which have shown a more-than-insignificant deterioration in credit quality since origination. PCD loans are recorded at amortized cost with an allowance for credit losses recorded upon purchase.
Nonperforming Assets     Nonperforming assets are typically comprised of nonperforming loans and other real estate owned. Nonperforming loans consist of nonaccrual loans and loans that are 90 days or more past due but still accruing interest.

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	March 31 2022	December 31 2021	March 31 2021
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$3,517	$3,439	$29,785
Commercial real estate	40,470	10,870	9,635
Small business	20	44	660
Residential real estate	8,457	9,182	13,392
Home equity	3,761	3,781	5,592
Other consumer	393	504	136
Total (1)	$56,618	$27,820	$59,200
Loans past due 90 days or more but still accruing
Other consumer	—	—	1
Total	$—	$—	$1
Total nonperforming loans	$56,618	$27,820	$59,201
Other real estate owned	—	—	—
Total nonperforming assets	$56,618	$27,820	$59,201
Nonperforming loans as a percent of gross loans	0.42%	0.20%	0.64%
Nonperforming assets as a percent of total assets	0.28%	0.14%	0.43%

(1)Inclusive of TDRs on nonaccrual status of $2.0 million at both March 31, 2022 and December 31, 2021 and $21.2 million at March 31, 2021.

    The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended
	March 31
	2022
	Three Months Ended
	March 31 2022	March 31 2021
	(Dollars in thousands)
Nonperforming assets beginning balance	$27,820	$66,861
New to nonperforming	33,754	2,359
Loans charged-off	(706)	(3,686)
Loans paid-off	(1,485)	(4,025)
Loans restored to performing status	(2,702)	(2,559)
Other	(63)	251
Nonperforming assets ending balance	$56,618	$59,201

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 6 - Troubled Debt Restructurings

	March 31 2022	December 31 2021	March 31 2021
	(Dollars in thousands)
Performing troubled debt restructurings	$13,288	$14,635	$20,262
Nonaccrual troubled debt restructurings	1,972	1,993	21,167
Total	$15,260	$16,628	$41,429
Performing troubled debt restructurings as a % of total loans	0.10%	0.11%	0.22%
Nonaccrual troubled debt restructurings as a % of total loans	0.01%	0.01%	0.23%
Total troubled debt restructurings as a % of total loans	0.11%	0.12%	0.45%
The following table summarizes changes in TDRs for the periods indicated:
Table 7 - Activity in Troubled Debt Restructurings

	Three Months Ended
	March 31 2022	March 31 2021
	(Dollars in thousands)
TDRs beginning balance	$16,628	$39,192
New to TDR status	—	3,836
Paydowns	(1,368)	(1,599)
TDRs ending balance	$15,260	$41,429

    Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs for the periods indicated:
Table 8 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended
	March 31 2022	March 31 2021
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$1,262	$917
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$180	$264

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At March 31, 2022, there were 48 relationships, with an aggregate balance of $127.7 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company. A portion of the potential problem loans identified by management were granted a deferral in accordance with the relief options offered in response to the COVID-19 pandemic. If applicable, these potential problem loans with an active deferral as of March 31, 2022 have been included in the table below.

As previously noted, the Company has offered need-based payment relief options to its customers in response to the COVID-19 pandemic, primarily in the form of payment deferrals, all of which were granted prior to December 31, 2020. Loans that were modified are not accounted for as TDRs or reflected as delinquent or nonaccrual loans if the borrower was in compliance with their loan terms as of December 31, 2019. The following table summarizes active deferrals by modification type as of March 31, 2022:
Table 9 - Deferrals by Modification Type

	Deferral of Principal Only	Total Portfolio	% Deferral
	(Dollars in thousands)
Commercial and industrial	$—	$1,566,192	—%
Commercial real estate (1)	304,508	9,051,561	3.4%
Business banking	—	200,405	—%
Residential real estate	—	1,706,045	—%
Home equity	—	1,025,815	—%
Consumer	—	30,009	—%
Total active deferrals as of March 31, 2022	$304,508	$13,580,027	2.2%
(1) Balances include commercial construction deferrals.

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
The allowance for credit losses of $144.5 million at March 31, 2022 represents a decrease of $2.4 million, or 1.6% compared to December 31, 2021. The Company recorded a release of provision for credit losses of $2.0 million during the three months ended March 31, 2022, primarily reflecting the stabilized credit quality environment.
In addition, the allowance for credit losses at March 31, 2022 is reflective of a lower quantitative reserve due to continued strong asset quality metrics experienced by the Company. Partially offsetting this decline was the increased impact of the reasonable and supportable forecast modeled in the allowance for credit losses, which incorporates an economic scenario reflective of management's assumption that some economic uncertainty remains. Although the federal funds rates are expected to be increased in the near term, management anticipates that supply chain issues will continue to worsen with increased shortages of goods, the military conflict between Russia and Ukraine will persist longer than originally anticipated for the foreseeable future, potentially impacting global oil supplies and the supply chain more generally and general economic conditions, as well as concerns regarding rising COVID-19 cases and the possibility of resurgences. Additionally, the allowance for credit losses continues to be qualitatively adjusted in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.

    The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 10 - Summary Net Charge-Offs to Average Loans Outstanding

	Net Charge-Off (Recoveries)	Average Amount Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended March 31, 2022
Commercial and industrial	$(13)	$1,535,619	—%
Commercial real estate	(3)	7,911,349	—%
Commercial construction	—	1,190,659	—%
Small business	22	194,819	0.05%
Residential real estate	—	1,649,157	—%
Home equity	(2)	1,032,308	—%
Other consumer	400	29,814	5.44%
Total	$404	$13,543,725	0.01%

	Three Months Ended March 31, 2021
Commercial and industrial	$3,267	$2,115,069	0.63%
Commercial real estate	(57)	4,156,012	(0.01)%
Commercial construction	—	555,153	—%
Small business	55	174,320	0.13%
Residential real estate	(1)	1,271,283	—%
Home equity	(13)	1,050,234	(0.01)%
Other consumer	92	21,698	1.72%
Total	$3,343	$9,343,769	0.15%

The Company recorded net charge-offs of $404,000 for the three months ended March 31, 2022 compared to $3.3 million for the three months ended March 31, 2021. As noted in the table above, net charge-offs incurred by the Company have been minimal for the periods presented, with larger losses being isolated to individual loan workouts, and are not indicative of declining credit quality in the Company's overall loan portfolio.

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 11 - Summary of Allocation of Allowance for Credit Losses

	March 31 2022		December 31 2021
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$14,169	11.5%	$14,402	11.5%
Commercial real estate	84,436	58.1%	83,486	58.8%
Commercial construction	11,867	8.5%	12,316	8.6%
Small business	3,159	1.5%	3,508	1.4%
Residential real estate	18,388	12.6%	14,484	11.8%
Home equity	11,750	7.6%	17,986	7.7%
Other consumer	749	0.2%	740	0.2%
Total allowance for credit losses	$144,518	100.0%	$146,922	100.0%
(1)Total loans in this category are inclusive of $99.6 million and $216.2 million in loans, at March 31, 2022 and December 31, 2021, respectively, which were originated as part of the PPP established by the CARES Act. These loans have been excluded from the credit loss calculations as these loans are 100% guaranteed by the U.S. Government.
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
Federal Home Loan Bank Stock The Bank held investments in FHLB of Boston stock of $11.4 million at both March 31, 2022 and December 31, 2021. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.
    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $1.0 billion and at both March 31, 2022 and December 31, 2021.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company last performed its annual goodwill impairment testing during the third quarter of 2021 and determined that the Company's goodwill was not impaired as of September 30, 2021. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes during the first quarter of 2022 that indicated impairment of goodwill and other intangible assets.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $291.2 million at March 31, 2022 compared to $289.3 million at December 31, 2021, representing an increase of $1.9 million, or 0.7%.
The Company recorded tax exempt income from life insurance policies of $1.8 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. There were no gains on life insurance benefits recorded for the three months ended March 31, 2022 and $258,000 for the three months ended March 31, 2021.
Deposits As of March 31, 2022, total deposits were $16.8 billion, representing a $153.7 million, or 0.9%, decrease from December 31, 2021, primarily attributable to continued runoff in time deposits. The total cost of deposits was 0.05% and 0.10% for the three months ended March 31, 2022 and 2021, respectively. Core deposits increased from 84.5% of total deposits as of December 31, 2021 to 85.8% of total deposits as of March 31, 2022.
    The Company also participates in the IntraFi Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market, and amounted to $916.8 million and $998.1 million at March 31, 2022 and December 31, 2021, respectively. In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the IntraFi Network, which amounted to $115.9 million and $141.6 million at March 31, 2022 and December 31, 2021, respectively.
Borrowings  The Company's borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings were $138.3 million at March 31, 2022, a decrease of $14.0 million, or 9.22%, as compared to December 31, 2022, due primarily to the re-payment of a revolving loan credit facility.
Additionally, the Bank had $4.2 billion of assets pledged as collateral against borrowings at both March 31, 2022 and December 31, 2021. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On March 17, 2022 the Company’s Board of Directors declared a cash dividend of $0.51 per share to shareholders of record as of the close of business on March 28, 2022. This dividend was paid on April 8, 2022.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At March 31, 2022 and December 31, 2021, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:
Table 12 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	March 31, 2022
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,291,537	16.18%	$1,132,722	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,046,456	14.45%	637,156	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,046,456	14.45%	849,542	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,046,456	10.62%	771,037	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,114,659	14.94%	$1,132,279	≥	8.0%	$1,415,349	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	1,980,392	13.99%	636,907	≥	4.5%	919,977	≥	6.5%
Tier 1 capital (to risk weighted assets)	1,980,392	13.99%	849,209	≥	6.0%	1,132,279	≥	8.0%
Tier 1 capital (to average assets)	1,980,392	10.28%	770,864	≥	4.0%	963,580	≥	5.0%
	December 31, 2021
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,262,740	16.04%	$1,128,900	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,017,497	14.30%	635,006	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,017,497	14.30%	846,675	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,017,497	12.03%	670,659	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,083,689	14.77%	$1,128,536	≥	8.0%	$1,410,670	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	1,949,237	13.82%	634,801	≥	4.5%	916,935	≥	6.5%
Tier 1 capital (to risk weighted assets)	1,949,237	13.82%	846,402	≥	6.0%	1,128,536	≥	8.0%
Tier 1 capital (to average assets)	1,949,237	11.62%	670,827	≥	4.0%	838,534	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At March 31, 2022, the Company's capital levels exceeded the buffer.
Dividend Restrictions The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends of $25.0 million and were paid by the Bank to the Company for the three months ended March 31, 2022 and there were no dividends paid by the Bank to the Company for the three months ended March 31, 2021.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At each of March 31, 2022 and December 31, 2021 there were $61.0 million in trust preferred securities included in the Tier 2 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management As of March 31, 2022, the Rockland Trust Investment Management Group had assets under administration of $5.7 billion, representing 6,667 trust, fiduciary, and agency accounts. At December 31, 2021, assets under administration were also $5.7 billion, representing approximately 6,379 trust, fiduciary, and agency accounts. Also, included in these amounts as of March 31, 2022 and December 31, 2021 are assets under administration of $428.1 million and $447.4 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group was $7.9 million and $7.4 million for the three months ended March 31, 2022 and 2021, respectively.
Retail investments and insurance revenue was $769,000 and $902,000 for the three months ended March 31, 2022 and 2021, respectively.
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

RESULTS OF OPERATIONS
    The following table provides a summary of results of operations for the three months ended March 31, 2022 and 2021:
Table 13 - Summary of Results of Operations

	Three Months Ended March 31
	2022	2021
	(Dollars in thousands, except per share data)
Net income	$53,097	$41,711
Diluted earnings per share	$1.12	$1.26
Return on average assets	1.06%	1.26%
Return on average equity	7.16%	9.87%
Net interest margin	3.09%	3.25%

Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the first quarter of 2022 was $138.4 million, representing an increase of $42.6 million, or 44.4%, when compared to the first quarter of 2021, driven primarily by the full quarter impact of the Meridian acquisition.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three months ended March 31, 2022 and 2021. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income tax rate that would have been paid if the income had been fully taxable.
Table 14 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended March 31
	2022			2021
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$1,906,164	$886	0.19%	$1,321,430	$326	0.10%
Securities
Securities - trading	3,732	—	—%	2,939	—	—%
Securities - taxable investments	2,726,281	10,043	1.49%	1,250,451	6,627	2.15%
Securities - nontaxable investments (1)	201	1	2.02%	642	6	3.79%
Total securities	$2,730,214	$10,044	1.49%	$1,254,032	$6,633	2.15%
Loans held for sale	9,475	64	2.74%	49,652	296	2.42%
Loans (2)
Commercial and industrial (1)	1,535,619	17,031	4.50%	2,115,069	23,046	4.42%
Commercial real estate (1)	7,911,349	76,030	3.90%	4,156,012	40,376	3.94%
Commercial construction	1,190,659	12,268	4.18%	555,153	5,283	3.86%
Small business	194,819	2,416	5.03%	174,320	2,281	5.31%
Total commercial	10,832,446	107,745	4.03%	7,000,554	70,986	4.11%
Residential real estate	1,649,157	13,697	3.37%	1,271,283	12,436	3.97%
Home equity	1,032,308	8,662	3.40%	1,050,234	8,757	3.38%
Total consumer real estate	2,681,465	22,359	3.38%	2,321,517	21,193	3.70%
Other consumer	29,814	489	6.65%	21,698	432	8.07%
Total loans	$13,543,725	$130,593	3.91%	$9,343,769	$92,611	4.02%
Total interest-earning assets	$18,189,578	$141,587	3.16%	$11,968,883	$99,866	3.38%
Cash and due from banks	171,533			154,870
Federal Home Loan Bank stock	11,407			10,250
Other assets	1,851,196			1,241,651
Total assets	$20,223,714			$13,375,654
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$6,255,843	$598	0.04%	$4,109,747	$423	0.04%
Money market	3,608,793	559	0.06%	2,288,030	521	0.09%
Time deposits	1,466,651	950	0.26%	906,613	1,767	0.79%
Total interest-bearing deposits	$11,331,287	$2,107	0.08%	$7,304,390	$2,711	0.15%
Borrowings
Federal Home Loan Bank borrowings	$25,696	$133	2.10%	$35,785	$188	2.13%
Long-term borrowings	9,063	31	1.39%	28,247	111	1.59%
Junior subordinated debentures	62,853	299	1.93%	62,851	426	2.75%
Subordinated debentures	49,800	617	5.02%	49,705	617	5.03%

Total borrowings	$147,412	$1,080	2.97%	$176,588	$1,342	3.08%
Total interest-bearing liabilities	$11,478,699	$3,187	0.11%	$7,480,978	$4,053	0.22%
Noninterest bearing demand deposits	5,443,465			3,895,447
Other liabilities	293,597			285,857
Total liabilities	$17,215,761			$11,662,282
Stockholders' equity	3,007,953			1,713,372
Total liabilities and stockholders' equity	$20,223,714			$13,375,654
Net interest income (1)		$138,400			$95,813
Interest rate spread (3)			3.05%			3.16%
Net interest margin (4)			3.09%			3.25%
Supplemental information
Total deposits, including demand deposits	$16,774,752	$2,107		$11,199,837	$2,711
Cost of total deposits			0.05%			0.10%
Total funding liabilities, including demand deposits	$16,922,164	$3,187		$11,376,425	$4,053
Cost of total funding liabilities			0.08%			0.14%

(1)The total amount of adjustment to interest income and yield on a FTE basis was $968,000 and $229,000 for the three months ended March 31, 2022 and 2021, respectively. The FTE adjustment relates to tax exempt income relating to securities with average balances of $201,000 and $642,000 and tax exempt income relating to loans with average balances of $418.7 million and $70.2 million, for the three months ended March 31, 2022 and 2021, respectively.
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
Table 15 - Volume Rate Analysis

	Three Months Ended March 31
	2022 Compared To 2021
	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$416	$144	$560
Securities
Securities - taxable investments	(4,405)	7,821	3,416
Securities - nontaxable investments (1)	(1)	(4)	(5)
Total securities			3,411
Loans held for sale	8	(240)	(232)
Loans
Commercial and industrial (1)	299	(6,314)	(6,015)
Commercial real estate (1)	(829)	36,483	35,654
Commercial construction	937	6,048	6,985
Small business	(133)	268	135
Total commercial			36,759
Residential real estate	(2,435)	3,696	1,261
Home equity	54	(149)	(95)
Total consumer real estate			1,166
Other consumer	(105)	162	57
Total loans (1)(2)			37,982
Total income of interest-earning assets			$41,721
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(46)	$221	$175
Money market	(263)	301	38
Time certificates of deposits	(1,909)	1,092	(817)
Total interest bearing deposits			(604)
Borrowings
Federal Home Loan Bank borrowings	(2)	(53)	(55)
Line of Credit			—
Long-term borrowings	(5)	(75)	(80)
Junior subordinated debentures	(127)	—	(127)
Subordinated debentures	(1)	1	—
Total borrowings			(262)
Total expense of interest-bearing liabilities			(866)
Change in net interest income			$42,587

(1)Reflects income determined on a FTE basis. See footnote (1) to Table 14 in this Report for the related adjustments.
(2)Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an adequate level of allowance for credit losses. The Company recorded a release of provision for credit losses of $2.0 million and $2.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The Company’s allowance for credit losses, as a percentage of total loans, was 1.06% at March 31, 2022, 1.08% at December 31, 2021, and 1.16% at March 31, 2021. The Company recorded net charge-offs of $404,000 for the three months ended March 31, 2022, as compared to $3.3 million for the three months ended March 31, 2021. Refer to Note 4, "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses for the period.

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 16 - Noninterest Income

	Three Months Ended
	March 31		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Deposit account fees	$5,493	$3,584	$1,909	53.26%
Interchange and ATM fees	3,609	2,720	889	32.68%
Investment management	8,673	8,304	369	4.44%
Mortgage banking income	1,362	5,740	(4,378)	(76.27)%
Gain on life insurance benefits	—	258	(258)	(100.00)%
Increase in cash surrender value of life insurance policies	1,795	1,323	472	35.68%
Loan level derivative income	604	173	431	249.13%
Other noninterest income	4,736	3,144	1,592	50.64%
Total	$26,272	$25,246	$1,026	4.06%

The primary reasons for the variances in the noninterest income categories shown in the preceding table in comparison to the year ago period include:
•Deposit account fee income increased due to the increased volume attributable to the Meridian acquisition, as well as lower levels of overdraft fees as customers benefited from government stimulus payments disbursed during the first quarter of 2021.
•Interchange and ATM fees increased primarily due to increased volume attributable to both the Meridian acquisition and rise in customer spending.
•Investment management income increased primarily driven by overall growth in assets under administration which increased 10.4% to $5.7 billion at March 31, 2022 from $5.2 billion at March 31, 2021. This increase was partially offset by depressed market valuations experienced during the first quarter of 2022.
•Mortgage banking income decreased primarily due to overall reduced volumes and a greater portion of new originations being retained in the Company's portfolio versus being sold in the secondary market.
•The cash surrender value of life insurance policies increased primarily due the impact of policies acquired from Meridian.
•Loan level derivative income increased primarily as a result of higher customer demand.
•Other noninterest income increased primarily attributable to increases in rental income from equipment leases as well as income from other investments, and business credit card interchange fees, partially offset by lower unrealized gains on equity securities.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 17 - Noninterest Expense

	Three Months Ended
	March 31		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$48,711	$39,889	$8,822	22.12%
Occupancy and equipment expenses	13,302	9,273	4,029	43.45%
Data processing & facilities management	2,372	1,665	707	42.46%
Merger and acquisition expenses	7,100	—	7,100	100.00%
Software maintenance	2,564	1,970	594	30.15%
Amortization of intangible assets	2,001	1,413	588	41.61%
FDIC assessment	1,805	1,050	755	71.90%
Debit card expense	1,765	1,181	584	49.45%
Consulting expense	1,750	2,391	(641)	(26.81)%
Other noninterest expenses	14,130	10,850	3,280	30.23%
Total	$95,500	$69,682	$25,818	37.05%

The primary reasons for the variances in the noninterest expense categories shown in the preceding table in comparison to the year ago period include:
•The increase in salaries and employee benefits was primarily due to the Company's increased workforce base following the Meridian acquisition.
•Occupancy and equipment expenses increased primarily driven by a full quarter of costs associated with the Company's expanded branch network, real estate and other fixed assets resulting from the Meridian acquisition, as well as an increase in snow removal costs.
•Data processing and facilities management expenses increased primarily due to timing of certain initiatives and general increases associated with the Company's higher transaction volume.
•Merger and acquisition costs incurred in relation to the Meridian acquisition were $7.1 million for the first quarter of 2022. The majority of first quarter 2022 costs related to lease terminations associated with exited branch locations, along with additional integration costs and professional fees incurred during the quarter. No such costs were incurred during the year ago period.
•Software maintenance increased primarily due to the Company's continued investment in its technology infrastructure.
•FDIC assessment increased primarily due to an increased assessment base resulting from the Meridian acquisition.
•Consulting expense decreased primarily due to timing of strategic initiatives and elevated expenses related to projects and measures implemented in response to the COVID-19 pandemic during the first quarter of 2021.
•Other noninterest expense increased primarily due to a full quarter of general increases associated with the Meridian acquisition, along with elevated unrealized losses on equity securities recognized during the first quarter of 2022.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 18 - Tax Provision and Applicable Tax Rates

	Three Months Ended
	March 31
	2022	2021
	(Dollars in thousands)
Combined federal and state income tax provision	$17,107	$11,937
Effective income tax rate	24.37%	22.25%
Blended statutory tax rate	27.11%	27.92%

The Company’s effective tax rate in 2022 thus far is higher as compared to the year ago period primarily due to higher pre-tax income, as well as the impact of discrete items, including tax benefits related to low income housing tax credits and equity compensation.  The discrete tax amounts for the three months ended March 31, 2021 also reflect a benefit of $4.7 million associated with the net operating loss (NOL) carryback provision of the CARES Act.  The NOL was generated in relation to the acquisition of Blue Hills Bancorp, Inc. in 2019. The effective tax rates in the table above are lower than the blended statutory tax rates due to the aforementioned discrete items as well as certain tax preference assets such as life insurance policies, tax exempt bonds, and federal tax credits. The Company’s blended statutory tax rate for the three months ended March 31, 2022 is comparable to the year ago period.

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2039, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $178.8 million, of which $112.6 million had been funded as of March 31, 2022. It is expected that the limited partnership investments will generate a net tax benefit of approximately $3.6 million for the fiscal year 2022 and a total of $21.3 million over the remaining life of the investments from the combination of the tax credits and operating losses.
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
The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available Federal Home Loan Bank funding, less short-term liabilities relative to total assets, was within policy limits at March 31, 2022. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit include Federal Home Loan Bank collateral requirements, securities portfolio changes, and the mix of deposits.

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

The following table depicts current and unused liquidity capacity from various sources as of the dates indicated:

Table 19 - Liquidity Sources

	March 31, 2022		December 31, 2021
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$25,660	$1,693,948	$25,667	$1,622,494
Federal Reserve Bank of Boston (2)	—	1,318,718	—	1,176,486
Unpledged Securities	—	2,056,302	—	1,897,148
Line of Credit	—	85,000	—	85,000
Long-term borrowing (3)	—	—	14,063	—
Junior subordinated debentures (3)	62,854	—	62,853	—
Subordinated debt (3)	49,814	—	49,791	—
Reciprocal deposits (3)	916,841	—	998,121	—
Brokered deposits (3)	115,906	—	141,572	—
	$1,171,075	$5,153,968	$1,292,067	$4,781,128

(1)Loans with a carrying value of $2.4 billion and $2.3 billion at March 31, 2022 and December 31, 2021, respectively, were pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.
(2)Loans with a carrying value of $1.8 billion at both March 31, 2022 and December 31, 2021 were pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.
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
The results of all scenarios and the impact to net interest income are outlined in the table below:
Table 20 - Interest Rate Sensitivity

	March 31
	2022		2021
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-100	(4.8)%	(7.2)%	(2.8)%	(14.0)%
+100	5.1%	11.9%	6.8%	2.0%
+200	10.0%	20.4%	14.5%	12.6%
+300	15.5%	30.1%	22.7%	23.6%
+400	20.9%	39.8%	30.5%	34.0%

Gradual rate shifts (basis points)
-100 over 12 months	(2.1)%	(5.2)%	(1.1)%	(12.4)%
+200 over 12 months	5.0%	19.0%	6.6%	10.2%
+400 over 24 months	5.0%	26.1%	6.7%	18.7%

Alternative scenarios
Flat up 200 basis points scenario	3.6%	11.6	6.8%	9.7%

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
The most significant market factors affecting the Company’s net interest income during the three months ended March 31, 2022 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate, LIBOR rates, the secured overnight financing rates ("SOFR"), and the interest rates being offered on long-term fixed rate loans.

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
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Information
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet financial instruments during the three months ended March 31, 2022.
See Note 6, "Derivative and Hedging Activities" and Note 10, "Commitments and Contingencies" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended March 31, 2022.

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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At March 31, 2022, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

    The section titled Risk Factors in Part I, Item 1A of the 2021 Form 10-K includes a discussion of the material risks and uncertainties the Company faces, any one or more of which could have a material adverse effect on the Company's business, results of operations, or financial condition (including capital and liquidity). As of the date of this Report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of the 2021 Form 10-K which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2022:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (3)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan or Program (3)
Period
January 1 to January 31, 2022	591	$78.53	591	$139,953,590
February 1 to February 28, 2022	33,264	$81.47	23,233	$138,098,158
March 1 to March 31, 2022	2,510	$82.77	—	$138,098,158
Total	36,365	$81.51	23,824
(1)Of these shares, 23,824 shares were purchased under the Company's share repurchase program and 10,031,shares and 2,510 shares were surrendered in February 2022 and March 2022, respectively, in connection with the exercise and/or vesting of equity compensation grants to satisfy related tax withholding obligations.
(2)During the three months ended March 31, 2022, the average price per share of repurchased shares was $79.83 and the average price of surrendered shares related to tax withholding obligations was $84.71.
(3)On January 20, 2022, the Company announced that its Board of Directors authorized a share repurchase program of up to $140 million in shares of the Company's common stock. The program is scheduled to expire on January 18, 2023 and may be modified, suspended or discontinued without prior notice at any time.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - Not Applicable.

Item 5. Other Information - None.

Item 6. Exhibits

Exhibit Index

No.	Exhibit

10.1
Form of Chief executive Officer Time Vesting Restricted Stock Agreement, adopted in February 2022, incorporated herein by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 2021, filed on February 28, 2022.

10.2
Form of Executive Officer Time Vesting Restricted Stock Agreement, adopted in February 2022, incorporated herein by reference to Exhibit 10.20 to the Form 10-K for the year ended December 31, 2021, filed on February 28, 2022.

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
INDEPENDENT BANK CORP.
(registrant)

May 5, 2022	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

May 5, 2022	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)