Form 10-Q
period 2022-06-30
INDEPENDENT BANK CORP
filed 2022-08-04
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 3, 2022, there were 45,899,764 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	June 30 2022	December 31 2021
Assets
Cash and due from banks	$202,802	$141,581
Interest-earning deposits with banks	1,273,465	2,099,103
Securities
Trading	3,637	3,720
Equity	21,181	23,173
Available for sale (amortized cost $1,626,890 and $1,583,736)	1,501,949	1,571,148
Held to maturity (fair value $1,297,165 and $1,064,133)	1,408,189	1,066,818
Total securities	2,934,956	2,664,859
Loans held for sale (at fair value)	2,358	24,679
Loans
Commercial and industrial	1,541,046	1,563,279
Commercial real estate	7,791,757	7,992,344
Commercial construction	1,194,577	1,165,457
Small business	205,953	193,189
Residential real estate	1,844,057	1,604,686
Home equity - first position	587,314	589,550
Home equity - subordinate positions	478,196	450,061
Other consumer	32,864	28,720
Total loans	13,675,764	13,587,286
Less: allowance for credit losses	(144,319)	(146,922)
Net loans	13,531,445	13,440,364
Federal Home Loan Bank stock	6,249	11,407
Bank premises and equipment, net	202,221	195,590
Goodwill	985,072	985,072
Other intangible assets	28,845	32,772
Cash surrender value of life insurance policies	292,807	289,304
Other assets	522,230	538,674
Total assets	$19,982,450	$20,423,405
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$5,562,174	$5,479,503
Savings and interest checking accounts	6,347,601	6,350,016
Money market	3,419,170	3,556,375
Time certificates of deposit	1,310,603	1,531,150
Total deposits	16,639,548	16,917,044
Borrowings
Federal Home Loan Bank borrowings	25,652	25,667
Long-term borrowings	—	14,063
Junior subordinated debentures (less unamortized debt issuance costs of $34 and $35)	62,854	62,853

Subordinated debentures (less unamortized debt issuance costs of $162 and $209)	49,838	49,791
Total borrowings	138,344	152,374
Other liabilities	333,373	335,538
Total liabilities	17,111,265	17,404,956
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 46,069,761 shares at June 30, 2022 and 47,349,778 shares at December 31, 2021 (includes 136,608 and 135,273 shares of unvested participating restricted stock awards, respectively)	459	472
Value of shares held in rabbi trust at cost: 82,082 shares at June 30, 2022 and 82,565 shares at December 31, 2021	(3,196)	(3,146)
Deferred compensation and other retirement benefit obligations	3,196	3,146
Additional paid in capital	2,146,333	2,249,078
Retained earnings	833,857	766,716
Accumulated other comprehensive income (loss), net of tax	(109,464)	2,183
Total stockholders’ equity	2,871,185	3,018,449
Total liabilities and stockholders' equity	$19,982,450	$20,423,405
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Interest income
Interest and fees on loans	$133,988	$88,814	$263,613	$181,197
Taxable interest and dividends on securities	11,281	7,184	21,324	13,811
Nontaxable interest and dividends on securities	2	5	3	10
Interest on loans held for sale	35	186	99	482
Interest on federal funds sold and short-term investments	2,817	513	3,703	839
Total interest and dividend income	148,123	96,702	288,742	196,339
Interest expense
Interest on deposits	2,111	2,017	4,218	4,728
Interest on borrowings	1,151	1,331	2,231	2,673
Total interest expense	3,262	3,348	6,449	7,401
Net interest income	144,861	93,354	282,293	188,938
Release of provision for credit losses	—	(5,000)	(2,000)	(7,500)
Net interest income after provision for credit losses	144,861	98,354	284,293	196,438
Noninterest income
Deposit account fees	5,828	3,822	11,321	7,406
Interchange and ATM fees	4,027	3,068	7,636	5,788
Investment management	9,329	8,872	18,002	17,176
Mortgage banking income	1,042	2,705	2,404	8,445
Increase in cash surrender value of life insurance policies	1,871	1,589	3,666	2,912
Gain on life insurance benefits	123	—	123	258
Loan level derivative income	436	116	1,040	289
Other noninterest income	5,242	4,795	9,978	7,939
Total noninterest income	27,898	24,967	54,170	50,213
Noninterest expenses
Salaries and employee benefits	49,538	42,635	98,249	82,524
Occupancy and equipment expenses	11,637	8,706	24,939	17,979
Data processing and facilities management	2,247	1,686	4,619	3,351
Merger and acquisition expense	—	1,731	7,100	1,731
Software maintenance	2,645	1,915	5,209	3,885
Amortization of intangible assets	1,902	1,314	3,903	2,727
FDIC assessment	1,743	775	3,548	1,825
Debit card expense	1,861	1,165	3,626	2,346
Consulting expense	2,760	1,492	4,510	3,883
Other noninterest expenses	16,229	11,883	30,359	22,733
Total noninterest expenses	90,562	73,302	186,062	142,984
Income before income taxes	82,197	50,019	152,401	103,667
Provision for income taxes	20,421	12,447	37,528	24,384
Net income	$61,776	$37,572	$114,873	$79,283
Basic earnings per share	$1.32	$1.14	$2.44	$2.40
Diluted earnings per share	$1.32	$1.14	$2.44	$2.40
Weighted average common shares (basic)	46,665,101	33,033,578	47,013,989	33,014,561
Common share equivalents	14,096	21,270	17,403	25,085
Weighted average common shares (diluted)	46,679,197	33,054,848	47,031,392	33,039,646
Cash dividends declared per common share	$0.51	$0.48	$1.02	$0.96
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Net income	$61,776	$37,572	$114,873	$79,283
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	(23,734)	3,793	(86,290)	(3,981)
Net change in fair value of cash flow hedges	(7,649)	(1,593)	(25,599)	(8,176)
Net change in other comprehensive income for defined benefit postretirement plans	121	210	242	1,029
Total other comprehensive income (loss)	(31,262)	2,410	(111,647)	(11,128)
Total comprehensive income	$30,514	$39,982	$3,226	$68,155
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2022 and 2021
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance March 31, 2022	47,377,125	$472	$(3,179)	$3,179	$2,247,518	$795,651	$(78,202)	$2,965,439
Net income	—	—	—	—	—	61,776	—	61,776
Other comprehensive loss	—	—	—	—	—	—	(31,262)	(31,262)
Common dividend declared ($0.51 per share)	—	—	—	—	—	(23,570)	—	(23,570)
Stock based compensation	—	—	—	—	1,632	—	—	1,632
Restricted stock awards issued, net of awards surrendered	5,231	—	—	—	(22)	—	—	(22)
Shares issued under direct stock purchase plan	7,574	—	—	—	588	—	—	588
Shares repurchased under share repurchase program	(1,320,169)	(13)	—	—	(103,383)	—	—	(103,396)
Deferred compensation and other retirement benefit obligations	—	—	(17)	17	—	—	—	—
Balance June 30, 2022	46,069,761	$459	$(3,196)	$3,196	$2,146,333	$833,857	$(109,464)	$2,871,185

Balance March 31, 2021	33,024,882	$329	$(3,080)	$3,080	$946,002	$741,883	$27,157	$1,715,371
Net income	—	—	—	—	—	37,572	—	37,572
Other comprehensive income	—	—	—	—	—	—	2,410	2,410
Common dividend declared ($0.48 per share)	—	—	—	—	—	(15,859)	—	(15,859)
Stock based compensation	—	—	—	—	1,610	—	—	1,610
Restricted stock awards issued, net of awards surrendered	6,452	—	—	—	(23)	—	—	(23)
Shares issued under direct stock purchase plan	6,525	—	—	—	541	—	—	541
Deferred compensation and other retirement benefit obligations	—	—	(36)	36	—	—	—	—
Balance June 30, 2021	33,037,859	$329	$(3,116)	$3,116	$948,130	$763,596	$29,567	$1,741,622

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2022 and 2021
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2021	47,349,778	$472	$(3,146)	$3,146	$2,249,078	$766,716	$2,183	$3,018,449
Net income	—	—	—	—	—	114,873	—	114,873
Other comprehensive loss	—	—	—	—	—	—	(111,647)	(111,647)
Common dividend declared ($1.02 per share)	—	—	—	—	—	(47,732)	—	(47,732)
Stock based compensation	—	—	—	—	2,466	—	—	2,466
Restricted stock awards issued, net of awards surrendered	49,800	—	—	—	(1,085)	—	—	(1,085)
Shares issued under direct stock purchase plan	14,176	—	—	—	1,159	—	—	1,159
Shares repurchased under share repurchase program	(1,343,993)	(13)	—	—	(105,285)	—	—	(105,298)
Deferred compensation and other retirement benefit obligations	—	—	(50)	50	—	—	—	—
Balance June 30, 2022	46,069,761	$459	$(3,196)	$3,196	$2,146,333	$833,857	$(109,464)	$2,871,185

Balance December 31, 2020	32,965,692	$328	$(3,066)	$3,066	$945,638	$716,024	$40,695	$1,702,685
Net income	—	—	—	—	—	79,283	—	79,283
Other comprehensive loss	—	—	—	—	—	—	(11,128)	(11,128)
Common dividend declared ($0.96 per share)	—	—	—	—	—	(31,711)	—	(31,711)
Proceeds from exercise of stock options, net of cash paid	4,744	—	—	—	(57)	—	—	(57)
Stock based compensation	—	—	—	—	2,760	—	—	2,760
Restricted stock awards issued, net of awards surrendered	54,558	1	—	—	(1,244)	—	—	(1,243)
Shares issued under direct stock purchase plan	12,865	—	—	—	1,033	—	—	1,033
Deferred compensation and other retirement benefit obligations	—	—	(50)	50	—	—	—	—
Balance June 30, 2021	33,037,859	$329	$(3,116)	$3,116	$948,130	$763,596	$29,567	$1,741,622
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Six Months Ended
	June 30
	2022	2021
Cash flow from operating activities
Net income	$114,873	$79,283
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,957	16,354
Change in unamortized net loan costs and premiums	(5,662)	(15,136)
Amortization (accretion) of acquired loans	578	(3,422)
Release of provision for credit losses	(2,000)	(7,500)
Deferred income tax expense	503	469
Net loss (gain) on equity securities	2,077	(864)
Net loss on bank premises and equipment	426	60
Realized gain on sale leaseback transaction	(289)	(289)
Stock based compensation	2,466	2,760
Increase in cash surrender value of life insurance policies	(3,666)	(2,912)
Gain on life insurance benefits	(123)	(258)
Operating lease payments	(12,437)	(6,088)
Operating lease termination payments	—	(4,750)
Change in fair value on loans held for sale	426	1,459
Net change in:
Trading assets	83	(601)
Loans held for sale	21,895	31,084
Other assets	38,380	79,393
Other liabilities	(5,049)	(51,289)
Total adjustments	57,565	38,470
Net cash provided by operating activities	172,438	117,753
Cash flows used in investing activities
Proceeds from sales of equity securities	—	1,164
Purchases of equity securities	(323)	(1,415)
Proceeds from maturities and principal repayments of securities available for sale	79,842	51,536
Purchases of securities available for sale	(123,289)	(438,903)
Proceeds from maturities and principal repayments of securities held to maturity	96,825	137,258
Purchases of securities held to maturity	(438,643)	(274,781)
Net redemption of Federal Home Loan Bank stock	5,158	1,171
Investments in low income housing projects	(13,733)	(9,556)
Purchases of life insurance policies	(101)	(40,102)
Proceeds from life insurance policies	218	576
Net (increase) decrease in loans	(83,997)	468,901
Purchases of bank premises and equipment	(16,153)	(6,970)
Proceeds from the sale of bank premises and equipment	—	4
Net cash used in investing activities	(494,196)	(111,117)
Cash flows (used in) provided by financing activities
Net decrease in time deposits	(219,533)	(133,295)

Net (decrease) increase in other deposits	(56,949)	1,127,111
Repayments of long-term debt, net of issuance costs	(14,063)	(9,375)
Net payments for exercise of stock options	—	(57)
Restricted stock awards issued, net of awards surrendered	(1,085)	(1,243)
Proceeds from shares issued under direct stock purchase plan	1,159	1,033
Payments for shares repurchased under share repurchase program	(105,298)	—
Common dividends paid	(46,890)	(31,016)
Net cash (used in) provided by financing activities	(442,659)	953,158
Net (decrease) increase in cash and cash equivalents	(764,417)	959,794
Cash and cash equivalents at beginning of year	2,240,684	1,296,636
Cash and cash equivalents at end of period	$1,476,267	$2,256,430
Supplemental schedule of noncash activities
Net increase in capital commitments relating to low income housing project investments	$4,472	$34,232
Right-of-use assets obtained in exchange for new lease obligations	$8,811	$5,873
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other interim period.
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

FASB ASC Topic 326 "Financial Instruments - Credit Losses" Update No. 2022-02. Update No. 2022-02 was issued in March 2022 and applies to public entities that have adopted ASU Topic 326. The amendments in this update eliminate the existing accounting guidance for troubled debt restructures ("TDRs") by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors and instead requires that an entity evaluate whether a modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 also requires additional disclosure of current period gross write-offs by year of origination for financing receivables to be included in the entity's vintage disclosure, as currently required under Topic 326. All amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on the Company's financial statements.

NOTE 3 - SECURITIES

Trading Securities
The Company had trading securities of $3.6 million and $3.7 million as of June 30, 2022 and December 31, 2021, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $21.2 million and $23.2 million as of June 30, 2022 and December 31, 2021, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.
The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the consolidated statements of income that relate to equity securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
	Dollars in thousands
Net gains (losses) recognized during the period on equity securities	$(1,450)	$548	(2,077)	864
Less: net gains recognized during the period on equity securities sold during the period	4	112	8	141
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(1,454)	$436	$(2,085)	$723
Available for Sale Securities
The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	June 30, 2022					December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$231,304	$—	$(21,849)	$—	$209,455	$217,393	$990	$(2,901)	$—	$215,482
U.S. treasury securities	873,748	—	(64,650)	—	809,098	873,467	172	(12,191)	—	861,448
Agency mortgage-backed securities	409,695	246	(32,151)	—	377,790	364,955	4,512	(5,534)	—	363,933
Agency collateralized mortgage obligations	46,014	13	(1,550)	—	44,477	78,966	1,282	(571)	—	79,677
State, county, and municipal securities	192	5	—	—	197	192	11	—	—	203
Single issuer trust preferred securities issued by banks	489	—	(21)	—	468	489	2	—	—	491
Pooled trust preferred securities issued by banks and insurers	1,200	—	(201)	—	999	1,199	—	(199)	—	1,000
Small business administration pooled securities	64,248	—	(4,783)	—	59,465	47,075	1,839	—	—	48,914
Total available for sale securities	$1,626,890	$264	$(125,205)	$—	$1,501,949	$1,583,736	$8,808	$(21,396)	$—	$1,571,148

Excluded from the table above is accrued interest on available for sale securities of $3.0 million as of June 30, 2022 and December 31, 2021, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities during the three and six months ended

June 30, 2022 and 2021. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status as of June 30, 2022 and December 31, 2021.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three and six months ended June 30, 2022 and 2021, and therefore no gains or losses were realized during the periods presented.
The following tables show the gross unrealized losses and fair value of the Company’s available for sale securities in an unrealized loss position, and for which the Company has not recorded a provision for credit losses, as of the dates indicated. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2022
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$187,288	$(19,080)	$22,167	$(2,769)	$209,455	$(21,849)
U.S. treasury securities	18	809,098	(64,649)	—	—	809,098	(64,649)
Agency mortgage-backed securities	109	296,365	(22,055)	58,480	(10,096)	354,845	(32,151)
Agency collateralized mortgage obligations	11	42,918	(1,550)	—	—	42,918	(1,550)
Single issuer trust preferred securities issued by banks and insurers	1	468	(21)	—	—	468	(21)
Pooled trust preferred securities issued by banks and insurers	1	—	—	999	(201)	999	(201)
Small business administration pooled securities	8	59,465	(4,784)	—	—	59,465	(4,784)
Total impaired available for sale securities	157	$1,395,602	$(112,139)	$81,646	$(13,066)	$1,477,248	$(125,205)

	December 31, 2021
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	6	$160,913	$(2,901)	$—	$—	$160,913	$(2,901)
U.S. treasury securities	17	811,993	(12,191)	—	—	811,993	(12,191)
Agency mortgage-backed securities	12	214,678	(5,534)	—	—	214,678	(5,534)
Agency collateralized mortgage obligations	1	22,960	(571)	—	—	22,960	(571)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,000	(199)	1,000	(199)
Total impaired available for sale securities	37	$1,210,544	$(21,197)	$1,000	$(199)	$1,211,544	$(21,396)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments during the three and six months ended June 30, 2022 and 2021. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at June 30, 2022:
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

Held to Maturity Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	June 30, 2022					December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$32,128	$—	$(1,828)	$—	$30,300	$32,987	$—	$(441)	$—	$32,546
U.S. treasury securities	100,595	—	(8,608)	—	91,987	102,560	6	(324)	—	102,242
Agency mortgage-backed securities	631,754	90	(47,770)	—	584,074	493,012	8,495	(4,271)	—	497,236
Agency collateralized mortgage obligations	577,183	6	(52,195)	—	524,994	415,736	3,232	(10,123)	—	408,845
Single issuer trust preferred securities issued by banks	1,500	8	—	—	1,508	1,500	8	—	—	1,508
Small business administration pooled securities	65,029	251	(978)	—	64,302	21,023	733	—	—	21,756
Total held to maturity securities	$1,408,189	$355	$(111,379)	$—	$1,297,165	$1,066,818	$12,474	$(15,159)	$—	$1,064,133
Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three and six months ended June 30, 2022 and 2021. Excluded from the table above is accrued interest on held to maturity securities of $2.9 million and $2.0 million as of June 30, 2022 and December 31, 2021, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities during the three and six months ended June 30, 2022 and 2021. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status as of June 30, 2022 and December 31, 2021.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three and six months ended June 30, 2022 and 2021, and therefore no gains or losses were realized during the periods presented.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of June 30, 2022, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of June 30, 2022 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$68,039	$63,455	$163,265	$146,000	$—	$—	$231,304	$209,455
U.S. treasury securities	—	—	691,675	644,791	182,073	164,307	—	—	873,748	809,098
Agency mortgage-backed securities	19,719	19,704	79,853	77,570	151,425	136,691	158,698	143,825	409,695	377,790
Agency collateralized mortgage obligations	—	—	—	—	—	—	46,014	44,477	46,014	44,477
State, county, and municipal securities	—	—	192	197	—	—	—	—	192	197
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	489	468	489	468
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,200	999	1,200	999
Small business administration pooled securities	—	—	—	—	—	—	64,248	59,465	64,248	59,465
Total available for sale securities	$19,719	$19,704	$839,759	$786,013	$496,763	$446,998	$270,649	$249,234	$1,626,890	$1,501,949
Held to maturity securities
U.S. government agency securities	$—	$—	$32,128	$30,300	$—	$—	$—	$—	$32,128	$30,300
U.S. treasury securities	—	—	49,753	45,873	50,842	46,114	—	—	100,595	91,987
Agency mortgage-backed securities	—	—	83,789	82,561	388,941	352,477	159,024	149,036	631,754	584,074
Agency collateralized mortgage obligations	—	—	30,155	29,906	35,635	32,474	511,393	462,614	577,183	524,994
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,508	—	—	1,500	1,508
Small business administration pooled securities	—	—	—	—	—	—	65,029	64,302	65,029	64,302
Total held to maturity securities	$—	$—	$195,825	$188,640	$476,918	$432,573	$735,446	$675,952	$1,408,189	$1,297,165
Total	$19,719	$19,704	$1,035,584	$974,653	$973,681	$879,571	$1,006,095	$925,186	$3,035,079	$2,799,114
Included in the table above are $25.8 million of callable securities at June 30, 2022.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $876.4 million and $740.6 million at June 30, 2022 and December 31, 2021, respectively.
At June 30, 2022 and December 31, 2021, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

NOTE 4 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended June 30, 2022
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$14,169	$84,436	$11,867	$3,159	$18,388	$11,750	$749	$144,518
Charge-offs	—	—	—	(11)	—	(98)	(435)	(544)
Recoveries	29	—	—	33	—	14	269	345
(Release of) provision for credit losses	(91)	(980)	(157)	(397)	1,362	74	189	—
Ending balance (1)	$14,107	$83,456	$11,710	$2,784	$19,750	$11,740	$772	$144,319

	Three Months Ended June 30, 2021
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$20,207	$44,348	$5,268	$3,621	$12,956	$20,716	$433	$107,549
Charge-offs	(142)	—	—	(35)	—	(69)	(235)	(481)
Recoveries	35	—	—	4	—	45	205	289
(Release of) provision for credit losses	(3,068)	(23)	(403)	22	(942)	(605)	19	(5,000)
Ending balance (1)	$17,032	$44,325	$4,865	$3,612	$12,014	$20,087	$422	$102,357

	Six Months Ended June 30, 2022
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$14,402	$83,486	$12,316	$3,508	$14,484	$17,986	$740	$146,922
Charge-offs	—	—	—	(59)	—	(122)	(1,069)	(1,250)
Recoveries	42	3	—	59	—	40	503	647
(Release of) provision for credit losses	(337)	(33)	(606)	(724)	5,266	(6,164)	598	(2,000)
Ending balance (1)	$14,107	$83,456	$11,710	$2,784	$19,750	$11,740	$772	$144,319

	Six Months Ended June 30, 2021
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$21,086	$45,009	$5,397	$5,095	$14,275	$22,060	$470	$113,392
Charge-offs	(3,473)	—	—	(101)	—	(69)	(524)	(4,167)
Recoveries	99	57	—	15	1	58	402	632
(Release of) provision for credit losses	(680)	(741)	(532)	(1,397)	(2,262)	(1,962)	74	(7,500)
Ending balance (1)	$17,032	$44,325	$4,865	$3,612	$12,014	$20,087	$422	$102,357

(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $39.0 million and $29.9 million as of June 30, 2022 and June 30, 2021, respectively.
The balance of allowance for credit losses of $144.3 million as of June 30, 2022 represents a decrease of $2.6 million, or 1.8%, compared to December 31, 2021. The decrease in the allowance was primarily driven by a release of the provision for credit losses of $2.0 million recorded during the first quarter of 2022, reflecting a stabilized credit quality environment and continued strong asset quality metrics and attrition experienced during the second quarter of 2022, which were offset by increased reserves on individually evaluated loans and net loan growth, resulting in a zero provision recorded for the three months ended June 30, 2022.

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
The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	June 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$220,435	$188,007	$136,331	$79,699	$98,598	$26,321	$751,261	$—	$1,500,652
Potential weakness	221	1,022	1,054	872	84	1,017	4,229	—	8,499
Definite weakness - loss unlikely	354	1,283	—	44	407	2,645	27,162	—	31,895
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$221,010	$190,312	$137,385	$80,615	$99,089	$29,983	$782,652	$—	$1,541,046

Commercial real estate
Pass	$543,108	$1,488,142	$1,306,131	$874,026	$781,208	$2,122,989	$131,883	$516	$7,248,003
Potential weakness	40,003	63,294	53,347	5,996	68,671	197,553	13,620	2,578	445,062
Definite weakness - loss unlikely	1,113	8,181	4,263	2,904	14,822	67,409	—	—	98,692
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$584,224	$1,559,617	$1,363,741	$882,926	$864,701	$2,387,951	$145,503	$3,094	$7,791,757

Commercial construction
Pass	$362,544	$369,399	$269,581	$65,520	$28,097	$11,420	$33,583	$3	$1,140,147
Potential weakness	13,054	—	3,319	—	—	21,304	—	—	37,677
Definite weakness - loss unlikely	—	16,753	—	—	—	—	—	—	16,753
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$375,598	$386,152	$272,900	$65,520	$28,097	$32,724	$33,583	$3	$1,194,577

Small business
Pass	$30,065	$48,840	$33,910	$18,528	$10,999	$22,481	$37,755	$—	$202,578
Potential weakness	—	173	415	373	195	141	707	—	2,004
Definite weakness - loss unlikely	103	—	551	13	4	230	470	—	1,371
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$30,168	$49,013	$34,876	$18,914	$11,198	$22,852	$38,932	$—	$205,953

Residential real estate
Pass	$396,321	$432,105	$200,912	$99,019	$102,471	$610,183	$—	$—	$1,841,011
Default	—	—	123	—	974	1,949	—	—	3,046
Total residential real estate	$396,321	$432,105	$201,035	$99,019	$103,445	$612,132	$—	$—	$1,844,057

Home equity
Pass	$28,727	$63,208	$58,488	$33,501	$30,145	$130,197	$717,115	$2,559	$1,063,940
Default	—	—	—	122	—	292	1,156	—	1,570
Total home equity	$28,727	$63,208	$58,488	$33,623	$30,145	$130,489	$718,271	$2,559	$1,065,510

Other consumer
Pass	$379	$2,862	$2,317	$1,671	$576	$4,350	$20,697	$—	$32,852
Default	—	—	—	—	—	12	—	—	12
Total other consumer	$379	$2,862	$2,317	$1,671	$576	$4,362	$20,697	$—	$32,864

Total	$1,636,427	$2,683,269	$2,070,742	$1,182,288	$1,137,251	$3,220,493	$1,739,638	$5,656	$13,675,764

	June 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$552,640	$296,008	$113,698	$83,243	$18,357	$20,908	$577,872	$—	$1,662,726
Potential weakness	4,726	11,553	3,292	1,772	1,141	2,531	8,596	—	33,611
Definite weakness - loss unlikely	18,026	338	1,023	1,105	2,714	244	6,711	—	30,161
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$575,392	$307,899	$118,013	$86,120	$22,212	$23,683	$593,179	$—	$1,726,498

Commercial real estate
Pass	$489,652	$1,029,017	$679,780	$373,916	$496,399	$862,508	$15,370	$—	$3,946,642
Potential weakness	15,416	29,480	54,436	32,476	18,923	86,135	13,614	—	250,480
Definite weakness - loss unlikely	9,505	22,090	3,665	2,210	9,874	7,077	—	—	54,421
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$514,573	$1,080,587	$737,881	$408,602	$525,196	$955,720	$28,984	$—	$4,251,543

Commercial construction
Pass	$63,620	$235,629	$107,190	$24,374	$22,951	$6,568	$16,232	$1,998	$478,562
Potential weakness	—	17,560	—	—	—	—	417	—	17,977
Definite weakness - loss unlikely	—	—	—	—	—	—	—	—	—
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$63,620	$253,189	$107,190	$24,374	$22,951	$6,568	$16,649	$1,998	$496,539

Small business
Pass	$29,131	$40,220	$23,870	$16,104	$11,712	$25,050	$33,588	$—	$179,675
Potential weakness	15	—	386	202	8	188	655	—	1,454
Definite weakness - loss unlikely	—	657	44	45	11	289	688	—	1,734
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$29,146	$40,877	$24,300	$16,351	$11,731	$25,527	$34,931	$—	$182,863

Residential real estate
Pass	$214,476	$201,684	$103,045	$109,323	$111,755	$496,981	$—	$—	$1,237,264
Default	—	—	—	414	—	2,601	—	—	3,015
Total residential real estate	$214,476	$201,684	$103,045	$109,737	$111,755	$499,582	$—	$—	$1,240,279

Home equity
Pass	$46,378	$72,942	$45,918	$41,749	$45,468	$127,241	$633,065	$3,962	$1,016,723
Default	—	—	—	—	—	34	1,651	—	1,685
Total home equity	$46,378	$72,942	$45,918	$41,749	$45,468	$127,275	$634,716	$3,962	$1,018,408

Other consumer
Pass	$281	$400	$304	$108	$571	$6,179	$15,015	$—	$22,858
Default	—	—	—	—	—	—	—	—	—
Total other consumer	$281	$400	$304	$108	$571	$6,179	$15,015	$—	$22,858

Total	$1,443,866	$1,957,578	$1,136,651	$687,041	$739,884	$1,644,534	$1,323,474	$5,960	$8,938,988
(1)Loan origination dates in the tables above reflect the original origination date, or the date of a material modification of a previously originated loan.
(2)Loans originated as part of the Paycheck Protection Program ("PPP") established by the CARES Act are included within commercial and industrial under the 2021 and 2020 vintage year and "pass" category as these loans are 100% guaranteed by the U.S. Government. Outstanding PPP loans totaled $30.6 million and $482.7 million as of June 30, 2022 and 2021, respectively.
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

	June 30 2022	December 31 2021
Residential real estate portfolio
FICO score (re-scored)(1)	752	749
LTV (re-valued)(2)	55.2%	54.4%
Home equity portfolio
FICO score (re-scored)(1)	771	772
LTV (re-valued)(2)(3)	41.4%	42.4%
(1)The average FICO scores at June 30, 2022 are based upon rescores from June 2022, as available for previously originated loans, or origination score data for loans booked in June 2022.  The average FICO scores at December 31, 2021 were based upon rescores available from December 2021, as available for previously originated loans, or origination score data for loans booked in December 2021.
(2)The combined LTV ratios for June 30, 2022 are based upon updated automated valuations as of May 2022, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2021 were based upon updated automated valuations as of November 2021, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At June 30, 2022 and December 31, 2021, the Company's estimated reserve for unfunded commitments amounted to $1.3 million and $1.5 million, respectively.
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
In response to the COVID-19 pandemic, the Company has granted loan modifications to allow deferral of payments for borrowers negatively impacted by the pandemic. The balance of loans with active deferrals as of June 30, 2022 and December 31, 2021 was $197.4 million and $383.1 million, respectively. The majority of these loans with active deferrals as of June 30, 2022 continue to be characterized as current loans. In accordance with regulatory guidance, these modifications are not considered to be troubled debt restructures ("TDRs") if they were performing as of December 31, 2019. Additionally, a majority of these modified loans are characterized as current and therefore are not impacting nonaccrual or delinquency totals as of June 30, 2022 and December 31, 2021. The Company does, however, consider all active deferrals when estimating loss reserves. As loans reach their deferral maturity date, consideration of TDR and delinquency status will resume in accordance with the Company's accounting policy.

The following table shows information regarding nonaccrual loans as of the dates indicated:

	Nonaccrual Balances
	June 30, 2022			December 31, 2021
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total
	(Dollars in thousands)
Commercial and industrial	$3,465	$53	$3,518	$3,420	$19	$3,439
Commercial real estate	16,008	24,066	40,074	10,870	—	10,870
Small business	31	—	31	44	—	44
Residential real estate	7,980	583	8,563	8,580	602	9,182
Home equity	3,514	—	3,514	3,781	—	3,781
Other consumer	215	—	215	504	—	504
Total nonaccrual loans (1)	$31,213	$24,702	$55,915	$27,199	$621	$27,820
(1)Included in these amounts were $1.7 million and $2.0 million of nonaccruing TDRs at June 30, 2022 and December 31, 2021, respectively.
It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans during the six months ended June 30, 2022 and 2021.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$2,080	$1,426
The following tables show the age analysis of past due financing receivables as of the dates indicated:

	June 30, 2022
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	6	$442	1	$188	4	$3,405	11	$4,035	$1,537,011	$1,541,046	$—
Commercial real estate	5	881	2	24,066	6	15,067	13	40,014	7,751,743	7,791,757	—
Commercial construction	—	—	1	1,669	—	—	1	1,669	1,192,908	1,194,577	—
Small business	3	100	1	5	5	30	9	135	205,818	205,953	—
Residential real estate	14	2,542	3	470	21	2,576	38	5,588	1,838,469	1,844,057	—
Home equity	8	799	3	153	20	1,570	31	2,522	1,062,988	1,065,510	—
Other consumer (1)	410	487	22	205	5	12	437	704	32,160	32,864	—
Total	446	$5,251	33	$26,756	61	$22,660	540	$54,667	$13,621,097	$13,675,764	$—

	December 31, 2021
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	7	$143	2	$252	2	$24	11	$419	$1,562,860	$1,563,279	$—
Commercial real estate	15	32,845	—	—	4	1,339	19	34,184	7,958,160	7,992,344	—
Commercial construction	—	—	—	—	—	—	—	—	1,165,457	1,165,457	—
Small business	11	136	6	53	4	24	21	213	192,976	193,189	—
Residential real estate	12	2,709	5	714	76	3,922	93	7,345	1,597,341	1,604,686	—
Home equity	15	1,375	6	381	21	1,671	42	3,427	1,036,184	1,039,611	—
Other consumer (1)	458	719	41	277	16	112	515	1,108	27,612	28,720	—
Total	518	$37,927	60	$1,677	123	$7,092	701	$46,696	$13,540,590	$13,587,286	$—
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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
TDRs on accrual status	$11,734	$14,635
TDRs on nonaccrual	1,677	1,993
Total TDRs	$13,411	$16,628
Additional commitments to lend to a borrower who has been a party to a TDR	$144	$190
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

There were no new TDRs during the three or six months ended June 30, 2022. The following table shows the TDRs which occurred during the three and six months ended June 30, 2021 and the change in the recorded investment subsequent to the modifications occurring:

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
(1)The pre-modification and post-modification balances represent the legal principal balance of the loan. Activity presented in the table above includes $14.3 million of modifications on existing TDR's occurring during the six months ended June 30, 2021.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the periods indicated:

	Three Months Ended	Six Months Ended
	June 30	June 30
	2021	2021
	(Dollars in thousands)
Combination rate and maturity	—	14,148
Extended maturity	89	4,153
Total	89	$18,301

The Company considers a loan to have defaulted when it reaches 90 days past due. During the six months ended June 30, 2022 and June 30, 2021, there were no loans modified during the prior twelve months that subsequently defaulted during the respective periods. The Company determines the amount of allowance on TDRs in accordance with CECL methodology using a discounted cash flow approach, or a fair value of collateral approach if the loan is determined to be individually evaluated.

NOTE 5 - STOCK BASED COMPENSATION
During the six months ended June 30, 2022, the Company had the following activity related to stock based compensation:
Time Vested Restricted Stock Awards
The Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/17/2022	52,100	2005 Employee Stock Plan	$84.70	Ratably over 5 years from grant date
5/24/2022	8,099	2018 Non-Employee Director Stock Plan	$80.39	Shares vested immediately

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

The following tables reflect the Company's derivative positions as of the dates indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes:

June 30, 2022
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$25,000	0.13	1.46%	1.88%	$(27)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	700,000	2.51	1.21%	2.32%	(12,749)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	500,000	2.31	1.22%	3.09% - 2.28%	(2,327)

Total	$1,225,000				$(15,103)

December 31, 2021
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$25,000	0.62	0.16%	1.88%	$(294)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	550,000	2.58	0.11%	2.16%	11,830

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	1.66	0.11%	2.73% - 2.20%	9,383

Total	$975,000				$20,919

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 6.7 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $6.1 million (pre-tax) to be reclassified as a decrease to interest income and $13,000 (pre-tax) to be reclassified as an increase to interest expense, from OCI related to the Company’s cash flow hedges in the twelve months following June 30, 2022.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of June 30, 2022.
The Company had no fair value hedges as of June 30, 2022 or December 31, 2021.

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

The following table reflects the Company’s customer related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2022
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	287	$57,970	$105,765	$203,076	$224,337	$990,654	$1,581,802	$(69,667)
Pay fixed, receive variable	287	57,970	105,765	203,076	224,337	990,654	1,581,802	69,666
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	62	142,758	36,475	—	—	—	179,233	(8,575)
Buys U.S. currency, sells foreign currency	62	142,758	36,475	—	—	—	179,233	8,670
Risk participation agreements
Participation out	11	—	2,615	24,538	—	70,389	97,542	118
Participation in	9	40,985	16,440	—	—	26,037	83,462	(37)

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2021
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	296	$37,589	$139,844	$123,507	$260,953	$1,060,276	$1,622,169	$55,984
Pay fixed, receive variable	296	37,589	139,844	123,507	260,953	1,060,276	1,622,169	(55,982)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	52	149,588	8,784	—	—	—	158,372	5,734
Buys U.S. currency, sells foreign currency	52	149,588	8,784	—	—	—	158,372	(5,734)
Risk participation agreements
Participation out	11	—	2,635	7,138	24,539	68,408	102,720	279
Participation in	7	29,972	28,235	—	—	8,339	66,546	(55)

(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The fair value of loans held for sale increased by $122,000 and $305,000 for the three months ended June 30, 2022 and 2021, respectively. The fair value of loans held for sale decreased by $426,000 and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
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
The aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income was net realized losses of $278,000 and net realized gains of $4.2 million for the three months ended June 30, 2022 and 2021, respectively, and net realized gains of $321,000 and $12.3 million for the six months ended June 30, 2022 and 2021, respectively.
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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	June 30 2022		December 31 2021		June 30 2022		December 31 2021
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$1,240	(3)	$21,951	(3)	$16,343	(4)	$1,032	(4)
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	73,737	(3)	68,726	(3)	73,738	(4)	68,724	(4)
Foreign exchange contracts	8,762		6,147		8,667		6,147
Risk participation agreements	118		279		37		55
Mortgage Derivatives
Interest rate lock commitments	185		753		—		—
Forward sale loan commitments	—		56		14		—
Forward sale hedge commitments	—		—		63		57
Total derivatives not designated as hedges	82,802		75,961		82,519		74,983
Total	84,042		97,912		98,862		76,015

Netting Adjustments (5)	(42,781)		(5,727)		8,983		6,769
Net Derivatives on the Balance Sheet	41,261		92,185		89,879		69,246

Financial instruments (6)	8,658		22,378		8,658		22,378
Cash collateral pledged (received)	—		—		4		33,838
Net Derivative Amounts	$32,603		$69,807		$81,217		$13,030
(1)All asset derivatives are reflected in other assets on the balance sheet.
(2)All liability derivatives are reflected in other liabilities on the balance sheet.
(3)Approximately $306,000 of accrued interest receivable is included in the fair value of interest rate derivative assets and $401,000 of accrued interest payable is included in the fair value of the loan level derivative assets at June 30, 2022, in comparison to accrued interest receivable of approximately $1.2 million and $1.5 million in included in the fair value of interest rate and loan level derivative assets, respectively, at December 31, 2021.
(4)Approximately $532,000 and $401,000 of accrued interest receivable is included in the fair value of interest rate and loan level derivative liabilities, respectively, at June 30, 2022. Accrued interest payable of approximately $5,000 and $1.5 million is included in the fair value of the interest rate and loan level derivative liabilities, respectively, at December 31, 2021.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance. As displayed in the table above, derivatives that cleared through the CME were either in a net asset position or a net liability position at June 30, 2022.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
	(Dollars in thousands)
Derivatives designated as hedges
Loss in OCI on derivatives (effective portion), net of tax	$(7,649)	$(1,593)	$(25,599)	$(8,176)
Gain reclassified from OCI into interest income or interest expense (effective portion)	$3,515	$4,698	$8,020	$9,078
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$32	$77	$121	$83
Other expense	(89)	(11)	(172)	(294)
Changes in fair value of mortgage derivatives
Mortgage banking income	(225)	(1,303)	(644)	(3,627)
Total	$(282)	$(1,237)	$(695)	$(3,838)

    The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. All derivative instruments with credit-risk contingent features were in a net asset position at June 30, 2022. At December 31, 2021, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $34.8 million. Although none of the contingency provisions have applied as of June 30, 2022 and December 31, 2021, the Company posted collateral to offset the net liability exposure with institutional counterparties at December 31, 2021.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. The Company's exposure relating to institutional counterparties was $72.9 million and $28.3 million at June 30, 2022 and December 31, 2021, respectively. The Company’s exposure relating to customer counterparties was approximately $2.0 million and $62.4 million at June 30, 2022 and December 31, 2021, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
Valuation Techniques
There have been no changes in the valuation techniques used during the six months ended June 30, 2022.
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

Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilizes. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2022 and December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows at the dates indicated:

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	June 30, 2022
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$3,637	$3,637	$—	$—
Equity securities	21,181	21,181	—	—
Securities available for sale
U.S. government agency securities	209,455	—	209,455	—
U.S. treasury securities	809,098	—	809,098	—
Agency mortgage-backed securities	377,790	—	377,790	—
Agency collateralized mortgage obligations	44,477	—	44,477	—
State, county, and municipal securities	197	—	197	—
Single issuer trust preferred securities issued by banks and insurers	468	—	468	—
Pooled trust preferred securities issued by banks and insurers	999	—	999	—
Small business administration pooled securities	59,465	—	59,465	—
Loans held for sale	2,358	—	2,358	—
Derivative instruments	84,042	—	84,042	—
Liabilities
Derivative instruments	98,862	—	98,862	—
Total recurring fair value measurements	$1,514,305	$24,818	$1,489,487	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$24,649	$—	$—	$24,649
Total nonrecurring fair value measurements	$24,649	$—	$—	$24,649

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below at the dates indicated:

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	June 30, 2022
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. government agency securities	$32,128	$30,300	$—	$30,300	$—
U.S. treasury securities	100,595	91,987	—	91,987	—
Agency mortgage-backed securities	631,754	584,074	—	584,074	—
Agency collateralized mortgage obligations	577,183	524,994	—	524,994	—
Single issuer trust preferred securities issued by banks	1,500	1,508	—	1,508	—
Small business administration pooled securities	65,029	64,302	—	64,302	—
Loans, net of allowance for credit losses (b)	13,506,796	13,351,014	—	—	13,351,014
Federal Home Loan Bank stock (c)	6,249	6,249	—	6,249	—
Cash surrender value of life insurance policies (d)	292,807	292,807	—	292,807	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$15,328,945	$15,328,945	$—	$15,328,945	$—
Time certificates of deposits (f)	1,310,603	1,287,031	—	1,287,031	—
Federal Home Loan Bank borrowings (f)	25,652	25,577	—	25,577	—
Junior subordinated debentures (g)	62,854	61,704	—	61,704	—
Subordinated debentures (f)	49,838	44,172	—	—	44,172

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30 2022	June 30 2021	June 30 2022	June 30 2021
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$5,828	$3,822	$11,321	$7,406
Interchange fees	2,738	2,141	5,210	4,044
ATM fees	993	735	1,834	1,360
Investment management - wealth management and advisory services	7,825	8,027	15,729	15,429
Investment management - retail investments and insurance revenue	1,504	845	2,273	1,747
Merchant processing income	350	339	728	659
Credit card income	474	313	846	549
Other noninterest income	1,472	1,245	2,868	2,370
Total noninterest income in-scope of ASC 606	21,184	17,467	40,809	33,564
Total noninterest income out-of-scope of ASC 606	6,714	7,500	13,361	16,649
Total noninterest income	$27,898	$24,967	$54,170	$50,213

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

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Receivables, included in other assets	$5,124	$5,385

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

NOTE 9 - OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(30,734)	$7,000	$(23,734)	$(112,353)	$26,063	$(86,290)
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	(30,734)	7,000	(23,734)	(112,353)	26,063	(86,290)

Change in fair value of cash flow hedges	(7,126)	2,004	(5,122)	(27,606)	7,772	(19,834)
Less: net cash flow hedge gains reclassified into interest income or interest expense	3,515	(988)	2,527	8,020	(2,255)	5,765
Net change in fair value of cash flow hedges	(10,641)	2,992	(7,649)	(35,626)	10,027	(25,599)

Amortization of net actuarial losses	158	(44)	114	317	(89)	228
Amortization of net prior service costs	9	(2)	7	19	(5)	14
Net change in other comprehensive income for defined benefit postretirement plans (1)	167	(46)	121	336	(94)	242
Total other comprehensive loss	$(41,208)	$9,946	$(31,262)	$(147,643)	$35,996	$(111,647)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$5,109	$(1,316)	$3,793	$(5,252)	$1,271	$(3,981)
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	5,109	(1,316)	3,793	(5,252)	1,271	(3,981)

Change in fair value of cash flow hedges	2,481	(697)	1,784	(2,298)	647	(1,651)
Less: net cash flow hedge gains reclassified into interest income or interest expense	4,698	(1,321)	3,377	9,078	(2,553)	6,525
Net change in fair value of cash flow hedges	(2,217)	624	(1,593)	(11,376)	3,200	(8,176)

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	—	—	—	653	(184)	469
Amortization of net actuarial losses	249	(70)	179	691	(194)	497
Amortization of net prior service costs	43	(12)	31	87	(24)	63
Net change in other comprehensive income for defined benefit postretirement plans (1)	292	(82)	210	1,431	(402)	1,029
Total other comprehensive income (loss)	$3,184	$(774)	$2,410	$(15,197)	$4,069	$(11,128)

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2022
Beginning balance: January 1, 2022	$(9,667)	$14,137	$(2,287)	$2,183
Net change in other comprehensive income (loss)	(86,290)	(25,599)	242	(111,647)
Ending balance: June 30, 2022	$(95,957)	$(11,462)	$(2,045)	$(109,464)
	2021
Beginning balance: January 1, 2021	$13,255	$33,276	$(5,836)	$40,695
Net change in other comprehensive income (loss)	(3,981)	(8,176)	1,029	(11,128)
Ending balance: June 30, 2021	$9,274	$25,100	$(4,807)	$29,567

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
    The following table summarizes the above financial instruments at the dates indicated:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Commitments to extend credit	$4,604,012	$4,535,895
Standby letters of credit	25,445	24,412
Deferred standby letter of credit fees	210	124
Loan exposures sold with recourse	178,510	202,717

Lease Commitments
The Company leases office space, space for ATM locations, and certain branch locations under noncancellable operating leases. Several of these leases contain renewal options to extend lease terms for a period of 1 to 20 years. During the first quarter of 2022, the Company recognized approximately $4.4 million in costs associated with several terminated leased locations acquired from Meridian that were subsequently exited. These costs are reflected within merger and acquisition expense in the Consolidated Statement of Income.
There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2021. See the Company's 2021 Form 10-K for information regarding leases and other commitments.
Other Contingencies
At June 30, 2022, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

NOTE 11 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.
The following table presents certain information related to the Company's investments in low income housing projects as of the dates indicated:

	June 30 2022		December 31 2021
	(Dollars in thousands)
Original investment value	$183,953		$179,481
Current recorded investment	133,086		135,497
Unfunded liability obligation	64,241		73,336
Tax credits and benefits	17,477	(1)	14,198
Amortization of investments	13,968	(1)	11,892
Net income tax benefit	3,509	(1)	2,306
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

Cautionary Statement Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q (this "Report"), in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “could,” “will,” “may,” “expect,” “believe,” “forecast,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” “estimate,” “intend,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the 2021 Form 10-K, include but are not limited to:

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
•the instability or volatility in financial markets and unfavorable general economic or business conditions, globally, nationally or regionally, caused by geopolitical concerns, including as a result of the conflict between Russia and Ukraine;
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
•adverse weather, changes in climate, natural disasters, geopolitical concerns, including those arising from the conflict between Russia and Ukraine;
•the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic, other public health crises or man-made events, and their impact on the Company's local economies or the Company's operations;
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

		Three Months Ended
	June 30 2022	March 31 2022	December 31 2021	September 30 2021	June 30 2021
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$2,934,956	$2,861,739	$2,664,859	$2,318,757	$1,682,751
Loans	13,675,764	13,580,027	13,587,286	8,808,013	8,938,988
Allowance for credit losses	(144,319)	(144,518)	(146,922)	(92,246)	(102,357)
Goodwill and other intangible assets	1,013,917	1,015,831	1,017,844	525,261	526,576
Total assets	19,982,450	20,159,178	20,423,405	14,533,311	14,194,207
Total deposits	16,639,548	16,763,392	16,917,044	12,260,140	11,986,971
Total borrowings	138,344	138,328	152,374	157,045	171,713
Stockholders’ equity	2,871,185	2,965,439	3,018,449	1,755,954	1,741,622
Nonperforming loans	55,915	56,618	27,820	45,810	47,818
Nonperforming assets	55,915	56,618	27,820	45,810	47,818
Income statement
Interest income	$148,123	$140,619	$125,921	$93,016	$96,702
Interest expense	3,262	3,187	3,391	2,925	3,348
Net interest income	144,861	137,432	122,530	90,091	93,354
Provision for credit losses	—	(2,000)	35,705	(10,000)	(5,000)
Noninterest income	27,898	26,272	29,180	26,457	24,967
Noninterest expenses	90,562	95,500	117,126	72,419	73,302
Net income	61,776	53,097	1,702	40,007	37,572
Per share data
Net income—basic	$1.32	$1.12	$0.04	$1.21	$1.14
Net income—diluted	1.32	1.12	0.04	1.21	1.14
Cash dividends declared	0.51	0.51	0.48	0.48	0.48
Book value per share	62.32	62.59	63.75	53.14	52.72
Tangible book value per share (1)	40.31	41.15	42.25	37.24	36.78
Performance ratios
Return on average assets	1.24%	1.06%	0.04%	1.11%	1.08%
Return on average common equity	8.49%	7.16%	0.28%	9.04%	8.70%
Net interest margin (on a fully tax equivalent basis)	3.27%	3.09%	3.05%	2.78%	2.99%
Dividend payout ratio	39.11%	42.80%	931.90%	39.64%	42.19%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.41%	0.42%	0.20%	0.52%	0.53%
Nonperforming assets as a percent of total assets	0.28%	0.28%	0.14%	0.32%	0.34%
Allowance for credit losses as a percent of total loans	1.06%	1.06%	1.08%	1.05%	1.15%
Allowance for credit losses as a percent of nonperforming loans	258.10%	255.25%	528.12%	201.37%	214.06%
Capital ratios

Equity to assets	14.37%	14.71%	14.78%	12.08%	12.27%
Tangible equity to tangible assets (1)	9.79%	10.18%	10.31%	8.79%	8.89%
Tier 1 leverage capital ratio	10.42%	10.62%	12.03%	9.36%	9.41%
Common equity tier 1 capital ratio	13.90%	14.45%	14.30%	13.53%	13.31%
Tier 1 risk-based capital ratio	13.90%	14.45%	14.30%	14.21%	13.98%
Total risk-based capital ratio	15.62%	16.18%	16.04%	15.78%	15.67%

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

Second Quarter 2022 Results

Net income for the three months ended June 30, 2022 was $61.8 million, or $1.32 on a diluted earnings per share basis, as compared to $37.6 million, or $1.14 on a diluted earnings per share basis, for the three months ended June 30, 2021, representing an increase of 64.4% and 15.8%, respectively. Full year-to-date net income for the six months ended June 30, 2022 was $114.9 million, or $2.44 on a diluted earnings per share basis, as compared to $79.3 million, or $2.40 on a diluted earnings per share basis, for the six months ended June 30, 2021, representing an increase of 44.9% and 1.7%, respectively. First half 2022 results reflect merger-related costs of $7.1 million, pre-tax, associated with the Meridian acquisition, as compared to $1.7 million during the same prior year period. Excluding these merger and acquisition costs, operating net income was $120.0 million, or $2.55 on a diluted per share basis, for the six months ended June 30, 2022, as compared to $80.5 million, or $2.44 on a diluted per share basis for the six months ended June 30, 2021. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

Second quarter 2022 results reflected the following key drivers:

•4.9% annualized net loan growth, when excluding PPP runoff, driven primarily by strong consumer loan activity;
•Modest cash deployment into the securities portfolio, which resulted in enhanced profitability;
•Improved net interest margin when excluding purchase accounting and PPP related impact;
•Strong core deposit account openings, with an overall reduction in deposit balances driven primarily by lower time deposit balances;
•Zero provision for credit losses, driven primarily by continued strong asset quality metrics;
•Solid fee income results;
•Modest increase in operating expenses for the quarter, when excluding $7.1 million of merger and acquisition expenses incurred during the prior quarter, driven primarily by increased incentive compensation, salaries and benefits and consulting costs;
•1.3 million shares were repurchased under the Company's share repurchase program.

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
$17.9
$1.4
$2.9
$10.7
$2.9
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Q2 2022
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

Sources of Funding
$ (Billions)
$18
$16
$14
$12
$10
$8
$6
$4
$2
$0
200%
150%
100%
50%
0%
$12.2
$12.4
$17.1
$16.9
$16.8
$12.0
$12.3
$16.9
$16.8
$16.7
91.6%
92.0%
84.5%
85.8%
86.8%
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Q2 2022
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
$20.0
$10.0
$—
$ in millions
$25.0
$26.5
$29.2
$26.3
$27.9
$6.5
$6.8
$9.4
$7.1
$7.8
$2.7
$2.8
$2.0
$1.4
$1.0
$8.9
$9.2
$9.0
$8.7
$9.3
$3.1
$3.4
$3.8
$3.6
$4.0
$3.8
$4.3
$5.0
$5.5
$5.8
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Q2 2022
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

    The Company declared a quarterly cash dividend of $0.51 per share for each of the first two quarters of 2022, representing an increase of 6.3% from the 2021 quarterly dividend rate of $0.48 per share. Additionally, the Company repurchased 1.3 million shares during the six months ended June 30, 2022 under the Company's previously announced buyback program, which totaled $105.3 million.

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
    The following tables summarize adjustments for noncore items for the periods indicated below and reconcile non-GAAP measures:

	Three Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$61,776	$37,572	$1.32	$1.14
Non-GAAP adjustments
Noninterest expense components
Add: merger and acquisition expenses	—	1,731	—	0.05
Noncore increases to income before taxes	—	1,731	—	0.05
Net tax benefit associated with noncore items (1)	—	(487)	—	(0.02)
Total tax impact	—	(487)	—	(0.02)
Noncore increases to net income	—	1,244	—	0.03
Operating net income (Non-GAAP)	$61,776	$38,816	$1.32	$1.17

	Six Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$114,873	$79,283	$2.44	$2.40
Non-GAAP adjustments
Noninterest expense components
Add: merger and acquisition expenses	7,100	1,731	0.15	0.05
Noncore increases to income before taxes	7,100	1,731	0.15	0.05
Net tax benefit associated with noncore items (1)	(1,995)	(487)	(0.04)	(0.02)
Noncore increases to net income	5,105	1,244	0.11	0.03
Operating net income (Non-GAAP)	$119,978	$80,527	$2.55	$2.44
(1)The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

	Three Months Ended
	June 30 2022	March 31 2022	December 31 2021	September 30 2021	June 30 2021
	(Dollars in thousands)
Net interest income (GAAP)	$144,861	$137,432	$122,530	$90,091	$93,354	(a)

Noninterest income (GAAP)	$27,898	$26,272	$29,180	$26,457	$24,967	(b)

Noninterest expense (GAAP)	$90,562	$95,500	$117,126	$72,419	$73,302	(c)
Less:
Merger and acquisition expense	—	7,100	37,166	1,943	1,731
Noninterest expense on an operating basis (Non-GAAP)	$90,562	$88,400	$79,960	$70,476	$71,571	(d)

Total revenue (GAAP)	$172,759	$163,704	$151,710	$116,548	$118,321	(a+b)

Ratios
Noninterest income as a % of revenue (GAAP based)	16.15%	16.05%	19.23%	22.70%	21.10%	(b/(a+b))
Efficiency ratio (GAAP based)	52.42%	58.34%	77.20%	62.14%	61.95%	(c/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	52.42%	54.00%	52.71%	60.47%	60.49%	(d/(a+b))

    The following table summarizes the calculation of the Company's tangible common equity to tangible assets ratio and tangible book value per share:

	June 30 2022	March 31 2022	December 31 2021	September 30 2021	June 30 2021
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$2,871,185	$2,965,439	$3,018,449	$1,755,954	$1,741,622	(a)
Less: Goodwill and other intangibles	1,013,917	1,015,831	1,017,844	525,261	526,576
Tangible common equity (Non-GAAP)	1,857,268	1,949,608	2,000,605	1,230,693	1,215,046	(b)
Tangible assets
Assets (GAAP)	19,982,450	20,159,178	20,423,405	14,533,311	14,194,207	(c)
Less: Goodwill and other intangibles	1,013,917	1,015,831	1,017,844	525,261	526,576
Tangible assets (Non-GAAP)	$18,968,533	$19,143,347	$19,405,561	$14,008,050	$13,667,631	(d)
Common shares	46,069,761	47,377,125	47,349,778	33,043,812	33,037,859	(e)

Common equity to assets ratio (GAAP)	14.37%	14.71%	14.78%	12.08%	12.27%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	9.79%	10.18%	10.31%	8.79%	8.89%	(b/d)
Book value per share (GAAP)	$62.32	$62.59	$63.75	$53.14	$52.72	(a/e)
Tangible book value per share (Non-GAAP)	$40.31	$41.15	$42.25	$37.24	$36.78	(b/e)

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
There have been no material changes in critical accounting policies during the first six months of 2022. Refer to "Critical Accounting Policies and Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2021 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $270.1 million, or 10.1%, at June 30, 2022 as compared to December 31, 2021, primarily reflecting $561.9 million of purchases which were partially offset by unrealized losses of $112.4 million related to the available for sale portfolio, as well as paydowns, calls, and maturities. The ratio of securities to total assets increased to 14.7% at June 30, 2022 compared to 13.0% at December 31, 2021, as management has been effectively deploying excess liquidity with increased investment security purchases. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss ("CECL") methodology. Further details regarding the Company's measurement of expected credit losses on securities can be found in Note 3 “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

    Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. The Company originates residential loans with the intention of selling them in the secondary market or holding them in the Company's residential real estate portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no material losses related to residential mortgage repurchases during the three and six months ended June 30, 2022 and 2021, respectively.

    The following table shows the total residential real estate loans that were closed and whether the amounts were held in the portfolio or sold/held for sale in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Dollars in thousands)
Held in portfolio	$225,525	$131,423	$406,050	$213,344
Sold or held for sale in the secondary market	18,739	158,178	55,984	428,001
Total closed loans	$244,264	$289,601	$462,034	$641,345

As shown in the above table, the Company experienced a lower volume of residential real estate loans sales for the three and six months ended June 30, 2022 in comparison to the same prior year periods, driven primarily by reduced customer demand in the rising interest rate environment. In addition, the volume of closed residential real estate loans held in portfolio increased during the three and six months ended June 30, 2022.

    The table below reflects additional information related to the loans which were sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Dollars in thousands)
Sold with servicing rights released	$21,936	$165,775	$75,800	$446,914
Sold with servicing rights retained (1)	261	6,657	681	8,087
Total loans sold	$22,197	$172,432	$76,481	$455,001
(1)All loans sold with servicing rights retained during the three and six months ended June 30, 2022 and June 30, 2021 were sold without recourse.
    When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneously with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $348.1 million, $382.6 million and $373.2 million at June 30, 2022, December 31, 2021, and June 30, 2021, respectively.

    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$2,805	$2,541	$2,627	$2,365
Additions	2	52	6	65
Amortization	(163)	(282)	(357)	(525)
Change in valuation allowance	349	(16)	717	390
Balance at end of period	$2,993	$2,295	$2,993	$2,295
See Note 6, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio Total loans at June 30, 2022 increased by $88.5 million, or 0.65%, when compared to December 31, 2021. Excluding $185.6 million of net paydowns associated with the PPP for the first six months of 2022, the loan portfolio increased by $274.1 million, or 4.1% on an annualized basis, compared to December 31, 2021. Organic loan growth was driven primarily by strong consumer loan activity, as the majority of residential real estate loan closings were retained on the balance sheet, while increased demand and line utilization fueled growth in home equity balances. Excluding the net reduction in PPP loans, the commercial portfolio remained relatively flat at June 30, 2022 in comparison to December 31, 2021, as increased line utilization and higher closing volumes in the commercial and industrial and construction categories were countered by elevated levels of attrition within commercial real estate.

    The Company's commercial loan portfolio is comprised primarily of commercial and industrial loans as well as commercial real estate loans. Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The Company's previous participation in the PPP resulted in significant loan fundings within the commercial and industrial category, which have now declined to $30.6 million or 2.0% of the total commercial and industrial category at June 30, 2022, primarily as a result of the ongoing forgiveness process, and are reflected within the various sectors below. During the three and six months ended June 30, 2022, the Company amortized into income $1.8 million and $3.5 million, respectively, in PPP fee revenue related to loans forgiven under the program. The following pie chart shows the diversification of the commercial and industrial portfolio as of June 30, 2022:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $1.5 billion
All Other (12 Sectors): 17.7%
Retail Trade: 22.7%
Professional, Scientific, and
Technical Services
4.7%
Finance and Insurance: 5.9%
Real Estate/Rental and Leasing
14.8%
Wholesale Trade : 7.6%
Administrative Support/
Waste Mgmt/Remediation
Services : 7.6%
Construction: 10.5%
Manufacturing: 8.5%

(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$367
Largest individual commercial and industrial loan outstanding	$37,650
Commercial and industrial nonperforming loans/commercial and industrial loans	0.23%
The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types, including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of June 30, 2022:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $9.0 billion
All Other: 10.2%
Strip Malls: 7.4%
Hotels/Motels: 8.4%
Industrial Warehouse: 10.8%
Office Buildings: 15.3%
Commercial Buildings: 16.8%
Residential - Related: 31.1%

(Dollars in thousands)
Average loan size	$1,587
Largest individual commercial real estate mortgage outstanding	$64,527
Commercial real estate nonperforming loans/commercial real estate loans	0.45%
Owner occupied commercial real estate loans/commercial real estate loans	11.6%

    The Company's consumer portfolio primarily consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines of credit that may be made as a fixed-rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Other consumer loans primarily consist of installment loans and overdraft protections. The residential real estate, home equity and other consumer portfolios totaled $2.9 billion at June 30, 2022, as noted below:

Consumer Portfolio Composition
Total Portfolio of $2.9 Billion
Other consumer: 1.1%
Home equity - subordinate positions: 16.3%
Home equity - first position: 20.0%
Residential real estate: 62.6%

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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	June 30 2022	December 31 2021	June 30 2021
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$3,518	$3,439	$20,831
Commercial real estate	40,074	10,870	9,031
Small business	31	44	558
Residential real estate	8,563	9,182	12,786
Home equity	3,514	3,781	4,517
Other consumer	215	504	95
Total nonperforming assets (1)	$55,915	$27,820	$47,818
Nonperforming loans as a percent of gross loans	0.41%	0.20%	0.53%
Nonperforming assets as a percent of total assets	0.28%	0.14%	0.34%

(1)Inclusive of TDRs on nonaccrual status of $1.7 million at June 30, 2022, $2.0 million at December 31, 2021, and $20.2 million at June 30, 2021.

    The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	2022		2021
	Three Months Ended		Six Months Ended
	June 30 2022	June 30 2021	June 30 2022	June 30 2021
	(Dollars in thousands)
Nonperforming assets beginning balance	$56,618	$59,201	$27,820	$66,861
New to nonperforming	2,822	2,233	36,576	4,592
Loans charged-off	(545)	(481)	(1,251)	(4,167)
Loans paid-off	(2,239)	(10,364)	(3,724)	(14,389)
Loans restored to performing status	(738)	(2,771)	(3,440)	(5,330)
Other	(3)	—	(66)	251
Nonperforming assets ending balance	$55,915	$47,818	$55,915	$47,818

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 6 - Troubled Debt Restructurings

	June 30 2022	December 31 2021	June 30 2021
	(Dollars in thousands)
Performing troubled debt restructurings	$11,734	$14,635	$19,495
Nonaccrual troubled debt restructurings	1,677	1,993	20,212
Total	$13,411	$16,628	$39,707
Performing troubled debt restructurings as a % of total loans	0.09%	0.11%	0.21%
Nonaccrual troubled debt restructurings as a % of total loans	0.01%	0.01%	0.23%
Total troubled debt restructurings as a % of total loans	0.10%	0.12%	0.44%
The following table summarizes changes in TDRs for the periods indicated:
Table 7 - Activity in Troubled Debt Restructurings

	Three Months Ended		Six Months Ended
	June 30 2022	June 30 2021	June 30 2022	June 30 2021
	(Dollars in thousands)
TDRs beginning balance	$15,260	$41,429	$16,628	$39,192
New to TDR status	—	82	—	3,918
Paydowns	(1,849)	(1,804)	(3,217)	(3,403)
TDRs ending balance	$13,411	$39,707	$13,411	$39,707

    Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs for the periods indicated:
Table 8 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Six Months Ended
	June 30 2022	June 30 2021	June 30 2022	June 30 2021
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$1,601	$693	$2,864	$1,610
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$168	$263	$315	$494

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At June 30, 2022, there were 47 relationships, with an aggregate balance of $162.9 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company. A portion of the potential problem loans identified by management were granted a deferral in accordance with the relief options offered in response to the COVID-19 pandemic.

As previously noted, the Company has offered need-based payment relief options to its customers in response to the COVID-19 pandemic, primarily in the form of payment deferrals, all of which were granted prior to December 31, 2020. Loans that were modified are not accounted for as TDRs or reflected as delinquent or nonaccrual loans if the borrower was in compliance with their loan terms as of December 31, 2019. The following table summarizes active deferrals by modification type as of June 30, 2022:
Table 9 - Deferrals Maturity Schedule

	Q4 2022	2023	2024	Total Deferrals (2)	Total Portfolio	% Deferral
	(Dollars in thousands)
Commercial real estate (1)	$137,669	$51,072	$8,700	$197,441	8,986,334	2.2%
Other portfolios	—	—	—	—	4,689,430	—%
Total active deferrals as of June 30, 2022	$137,669	$51,072	$8,700	$197,441	13,675,764	1.4%
(1)Balances include commercial construction deferrals.
(2)All active deferrals as of June 30, 2022 were comprised of deferrals of principal only.
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
In accordance with the CECL methodology, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The model estimates expected credit losses using loan level data over the contractual life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period of one year, beyond which is a reversion to the Company's historical long-run average for a period of six months. The Company's qualitative assessment is structured based upon nine environmental factors impacting the expected risk of loss within the loan portfolio. Loans that do not share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that will be individually assessed, the Company uses either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable.
The allowance for credit losses of $144.3 million at June 30, 2022 represents a decrease of $2.6 million, or 1.8% compared to December 31, 2021. The decrease in the allowance was primarily driven by a stabilized credit quality environment, continued strong asset quality metrics and overall consistent loan balances.
The aforementioned stabilization of credit quality and continued strong asset quality metrics experienced by the Company resulted in a lower quantitative allowance for credit loss reserve at June 30, 2022, as compared to December 31, 2021. Partially offsetting this decline was the impact of increased economic uncertainty over the reasonable and supportable forecast modeled in the allowance for credit losses. Management's forecast anticipates that the federal funds rates will rise in the near term, that supply chain issues will persist, inflation remains elevated, the military conflict between Russia and Ukraine will persist longer than originally anticipated for the foreseeable future, potentially impacting global oil supplies and the supply chain more generally and general economic conditions, as well as concerns regarding rising COVID-19 cases and the possibility of resurgences. The forecast used by management also anticipates that the U.S. economy will fall into a mild recession during the third quarter of 2022 and persist for the short term. Additionally, the allowance for credit losses continues to be qualitatively adjusted in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.

    The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 10 - Summary Net Charge-Offs to Average Loans Outstanding

	Net Charge-Offs (Recoveries)	Average Amount Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans	Net Charge-Offs (Recoveries)	Average Amount Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
Commercial and industrial	$(29)	$1,537,883	(0.01)%	$(42)	$1,536,757	(0.01)%
Commercial real estate	—	7,827,442	—%	(3)	7,869,164	—%
Commercial construction	—	1,193,353	—%	—	1,192,013	—%
Small business	(22)	203,947	(0.04)%	—	199,408	—%
Residential real estate	—	1,761,986	—%	—	1,705,883	—%
Home equity	84	1,046,933	0.03%	82	1,039,661	0.02%
Other consumer	166	31,554	2.11%	566	30,690	3.72%
Total	$199	$13,603,098	0.01%	$603	$13,573,576	0.01%

	Net Charge-Offs (Recoveries)	Average Amount Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans	Net Charge-Offs (Recoveries)	Average Amount Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
Commercial and industrial	$107	$1,944,026	0.02%	$3,374	$2,029,075	0.34%
Commercial real estate	—	4,196,171	—%	(57)	4,176,202	—%
Commercial construction	—	514,935	—%	—	534,933	—%
Small business	31	178,525	0.07%	86	176,434	0.10%
Residential real estate	—	1,226,520	—%	(1)	1,248,778	—%
Home equity	24	1,024,798	0.01%	11	1,037,446	—%
Other consumer	30	22,471	0.54%	122	22,087	1.11%
Total	$192	$9,107,446	0.01%	$3,535	$9,224,955	0.08%

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 11 - Summary of Allocation of Allowance for Credit Losses

	June 30 2022		December 31 2021
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$14,107	11.3%	$14,402	11.5%
Commercial real estate	83,456	57.0%	83,486	58.8%
Commercial construction	11,710	8.7%	12,316	8.6%
Small business	2,784	1.5%	3,508	1.4%
Residential real estate	19,750	13.5%	14,484	11.8%
Home equity	11,740	7.8%	17,986	7.7%
Other consumer	772	0.2%	740	0.2%
Total allowance for credit losses	$144,319	100.0%	$146,922	100.0%
(1)Total loans in this category are inclusive of $30.6 million and $216.2 million in loans, at June 30, 2022 and December 31, 2021, respectively, which were originated as part of the PPP established by the CARES Act. These loans have been excluded from the credit loss calculations as these loans are 100% guaranteed by the U.S. Government.
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
Federal Home Loan Bank Stock The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. The Bank held investments in FHLB of Boston stock of $6.2 million and $11.4 million at June 30, 2022 and December 31, 2021, respectively, reflecting redemption activity occurring during the first half of 2022.
    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $1.0 billion at both June 30, 2022 and December 31, 2021.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company last performed its annual goodwill impairment testing during the third quarter of 2021 and determined that the Company's goodwill was not impaired as of September 30, 2021. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes during the second quarter of 2022 that indicated impairment of goodwill and other intangible assets.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $292.8 million at June 30, 2022 compared to $289.3 million at December 31, 2021, representing an increase of $3.5 million, or 1.2%, primarily due to income earned on the policies.
The Company recorded tax exempt income from life insurance policies of $1.9 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively, and $3.7 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively. The Company recorded gains on life insurance benefits of $123,000 for the three and six months ended June 30, 2022, and $258,000 for the six months ended June 30, 2022. No gains were recognized during the three months ended June 30, 2021.
Deposits As of June 30, 2022, total deposits were $16.6 billion, representing a $277.5 million, or 1.6%, decrease from December 31, 2021, primarily attributable to continued runoff in higher cost time deposits. The total cost of deposits was 0.05% and 0.07% for the three months ended June 30, 2022 and 2021, respectively, and 0.05% and 0.08% for the six months ended June 30, 2022 and 2021, respectively. Core deposits increased to 86.8% of total deposits as of June 30, 2022 from 84.5% at December 31, 2021.
    The Company also participates in the IntraFi Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market, and amounted to $819.7 million and $998.1 million at June 30, 2022 and December 31, 2021, respectively. In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the IntraFi Network, which amounted to $113.8 million and $141.6 million at June 30, 2022 and December 31, 2021, respectively.
Borrowings  The Company's borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings were $138.3 million at June 30, 2022, a decrease of $14.0 million, or 9.2%, as compared to December 31, 2022, due primarily to the re-payment of a revolving loan credit facility during the first quarter of 2022.
Additionally, the Bank had $4.4 billion and $4.2 billion of assets pledged as collateral against borrowings at June 30, 2022 and December 31, 2021, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On June 16, 2022 the Company’s Board of Directors declared a cash dividend of $0.51 per share to shareholders of record as of the close of business on June 27, 2022. This dividend was paid on July 8, 2022.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At June 30, 2022 and December 31, 2021, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:
Table 12 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	June 30, 2022
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,230,736	15.62%	$1,142,190	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	1,984,977	13.90%	642,482	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	1,984,977	13.90%	856,643	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	1,984,977	10.42%	762,182	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,128,013	14.91%	$1,142,018	≥	8.0%	$1,427,523	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	1,993,092	13.96%	642,385	≥	4.5%	927,890	≥	6.5%
Tier 1 capital (to risk weighted assets)	1,993,092	13.96%	856,514	≥	6.0%	1,142,018	≥	8.0%
Tier 1 capital (to average assets)	1,993,092	10.46%	762,170	≥	4.0%	952,712	≥	5.0%
	December 31, 2021
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,262,740	16.04%	$1,128,900	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,017,497	14.30%	635,006	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,017,497	14.30%	846,675	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,017,497	12.03%	670,659	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,083,689	14.77%	$1,128,536	≥	8.0%	$1,410,670	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	1,949,237	13.82%	634,801	≥	4.5%	916,935	≥	6.5%
Tier 1 capital (to risk weighted assets)	1,949,237	13.82%	846,402	≥	6.0%	1,128,536	≥	8.0%
Tier 1 capital (to average assets)	1,949,237	11.62%	670,827	≥	4.0%	838,534	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At June 30, 2022, the Company's capital levels exceeded the buffer.
Dividend Restrictions The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company totaled $53.2 million and $5.0 million for the three months ended June 30, 2022 and 2021, respectively and totaled $78.2 million and $5.0 million for the six months ended June 30, 2022 and 2021, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At each of June 30, 2022 and December 31, 2021 there were $61.0 million in trust preferred securities included in the Tier 2 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management The following table presents total assets under administration and number of accounts held by the Rockland Trust Investment Management Group at the following dates:
Table 13 - Assets Under Administration

	June 30 2022	December 31 2021	June 30 2021
	(Dollars in thousands)
Assets under administration	$5,156,575	$5,726,368	$5,407,211
Number of trust, fiduciary and agency accounts	6,721	6,379	6,283
The decrease in assets under administration at June 30, 2022 was driven primarily by depressed market valuations experienced during the first half of 2022. Included in these amounts as of June 30, 2022 and December 31, 2021 are assets under administration of $376.3 million and $447.4 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group was $7.8 million and $8.0 million for the three months ended June 30, 2022 and 2021, respectively, and $15.7 million and $15.4 million for the six months ended June 30, 2022 and 2021, respectively.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.
The Bank has an agreement with LPL Financial ("LPL") and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients. Retail investments and insurance revenue was $1.5 million and $845,000 for the three months ended June 30, 2022 and 2021, respectively, and $2.3 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively.

RESULTS OF OPERATIONS
    The following table provides a summary of results of operations for the three and six months ended June 30, 2022 and 2021:
Table 14 - Summary of Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Net income	$61,776	$37,572	$114,873	$79,283
Diluted earnings per share	$1.32	$1.14	$2.44	$2.40
Return on average assets	1.24%	1.08%	1.15%	1.17%
Return on average equity	8.49%	8.70%	7.82%	9.28%
Net interest margin	3.27%	2.99%	3.18%	3.12%

Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the second quarter of 2022 was $145.8 million, representing an increase of $52.3 million, or 55.9%, when compared to the second quarter of 2021. For the six months ended June 30, 2022, the net interest income on a FTE basis was $284.2 million, representing an increase of $94.8 million, or 50.1%, when compared to the year ago period. The year-over-year increases in net interest income are primarily attributable to the impact of the Meridian acquisition which closed during the fourth quarter of 2021, as well as the positive impact of asset repricing in the rising rate environment and relatively stable funding costs experienced during the first half of 2022.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and six months ended June 30, 2022 and 2021. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income tax rate that would have been paid if the income had been fully taxable.
Table 15 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended June 30
	2022			2021
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$1,377,286	$2,817	0.82%	$1,882,285	$513	0.11%
Securities
Securities - trading	3,863	—	—%	3,359	—	—%
Securities - taxable investments	2,889,245	11,281	1.57%	1,514,336	7,184	1.90%
Securities - nontaxable investments (1)	197	3	6.11%	555	6	4.34%
Total securities	$2,893,305	$11,284	1.56%	$1,518,250	$7,190	1.90%
Loans held for sale	3,842	35	3.65%	28,279	186	2.64%
Loans (2)
Commercial and industrial (1)	1,537,883	17,496	4.56%	1,944,026	20,351	4.20%
Commercial real estate (1)	7,827,442	76,771	3.93%	4,196,171	41,532	3.97%
Commercial construction	1,193,353	13,456	4.52%	514,935	4,777	3.72%
Small business	203,947	2,656	5.22%	178,525	2,302	5.17%
Total commercial	10,762,625	110,379	4.11%	6,833,657	68,962	4.05%
Residential real estate	1,761,986	14,879	3.39%	1,226,520	11,058	3.62%
Home equity	1,046,933	9,178	3.52%	1,024,798	8,591	3.36%
Total consumer real estate	2,808,919	24,057	3.44%	2,251,318	19,649	3.50%
Other consumer	31,554	507	6.44%	22,471	411	7.34%
Total loans	$13,603,098	$134,943	3.98%	$9,107,446	$89,022	3.92%
Total interest-earning assets	$17,877,531	$149,079	3.34%	$12,536,260	$96,911	3.10%
Cash and due from banks	190,501			142,198
Federal Home Loan Bank stock	6,249			9,410
Other assets	1,855,351			1,258,056
Total assets	$19,929,632			$13,945,924
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$6,192,761	$710	0.05%	$4,339,645	$384	0.04%
Money market	3,486,017	607	0.07%	2,347,852	429	0.07%
Time deposits	1,356,507	794	0.23%	843,090	1,204	0.57%
Total interest-bearing deposits	$11,035,285	$2,111	0.08%	$7,530,587	$2,017	0.11%
Borrowings
Federal Home Loan Bank borrowings	$25,654	$123	1.92%	$35,704	$191	2.15%
Long-term borrowings	—	—	—%	23,417	94	1.61%
Junior subordinated debentures	62,854	410	2.62%	62,852	429	2.74%
Subordinated debentures	49,825	618	4.97%	49,730	618	4.98%

Total borrowings	$138,333	$1,151	3.34%	$171,703	$1,332	3.11%
Total interest-bearing liabilities	$11,173,618	$3,262	0.12%	$7,702,290	$3,349	0.17%
Noninterest bearing demand deposits	5,546,041			4,237,135
Other liabilities	290,467			273,449
Total liabilities	$17,010,126			$12,212,874
Stockholders' equity	2,919,506			1,733,050
Total liabilities and stockholders' equity	$19,929,632			$13,945,924
Net interest income (1)		$145,817			$93,562
Interest rate spread (3)			3.22%			2.93%
Net interest margin (4)			3.27%			2.99%
Supplemental information
Total deposits, including demand deposits	$16,581,326	$2,111		$11,767,722	$2,017
Cost of total deposits			0.05%			0.07%
Total funding liabilities, including demand deposits	$16,719,659	$3,262		$11,939,425	$3,349
Cost of total funding liabilities			0.08%			0.11%

(1)The total amount of adjustment to interest income and yield on a FTE basis was $956,000 and $209,000 for the three months ended June 30, 2022 and 2021, respectively. The FTE adjustment relates to tax exempt income relating to securities with average balances of $197,000 and $555,000 and tax exempt income relating to loans with average balances of $402.7 million and $60.4 million, for the three months ended June 30, 2022 and 2021, respectively.
(2)Includes average nonaccruing loans.
(3)Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 16 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Six Months Ended June 30
	2022			2021
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$1,640,264	$3,703	0.46%	$1,603,407	$839	0.11%
Securities
Securities - trading	3,798	—	—%	3,150	—	—%
Securities - taxable investments	2,808,213	21,324	1.53%	1,383,122	13,811	2.01%
Securities - nontaxable investments (1)	199	4	4.05%	599	12	4.04%
Total securities	$2,812,210	$21,328	1.53%	$1,386,871	$13,823	2.01%
Loans held for sale	6,643	99	3.01%	38,907	482	2.50%
Loans (2)
Commercial and industrial (1)	1,536,757	34,527	4.53%	2,029,075	43,397	4.31%
Commercial real estate (1)	7,869,164	152,800	3.92%	4,176,202	81,908	3.96%
Commercial construction	1,192,013	25,724	4.35%	534,933	10,060	3.79%
Small business	199,408	5,072	5.13%	176,434	4,583	5.24%
Total commercial	10,797,342	218,123	4.07%	6,916,644	139,948	4.08%
Residential real estate	1,705,883	28,576	3.38%	1,248,778	23,494	3.79%
Home equity	1,039,661	17,840	3.46%	1,037,446	17,348	3.37%
Total consumer real estate	2,745,544	46,416	3.41%	2,286,224	40,842	3.60%
Other consumer	30,690	996	6.54%	22,087	843	7.70%
Total loans	$13,573,576	$265,535	3.94%	$9,224,955	$181,633	3.97%
Total interest-earning assets	$18,032,693	$290,665	3.25%	$12,254,140	$196,777	3.24%
Cash and due from banks	181,069			148,499
Federal Home Loan Bank stock	8,814			9,828
Other assets	1,853,285			1,249,898
Total assets	$20,075,861			$13,662,365
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$6,224,128	$1,308	0.04%	$4,225,331	$807	0.04%
Money market	3,547,066	1,166	0.07%	2,318,106	950	0.08%
Time deposits	1,411,275	1,744	0.25%	874,676	2,971	0.68%
Total interest-bearing deposits	$11,182,469	$4,218	0.08%	$7,418,113	$4,728	0.13%
Borrowings
Federal Home Loan Bank borrowings	$25,675	$256	2.01%	$35,746	$379	2.14%
Long-term borrowings	4,506	31	1.39%	25,818	205	1.60%
Junior subordinated debentures	62,854	709	2.27%	62,851	855	2.74%
Subordinated debentures	49,813	1,235	5.00%	49,717	1,235	5.01%
Total borrowings	$142,848	$2,231	3.15%	$174,132	$2,674	3.10%
Total interest-bearing liabilities	$11,325,317	$6,449	0.11%	$7,592,245	$7,402	0.20%
Noninterest bearing demand deposits	5,495,036			4,067,235
Other liabilities	292,023			279,620

Total liabilities	$17,112,376			$11,939,100
Stockholders' equity	2,963,485			1,723,265
Total liabilities and stockholders' equity	$20,075,861			$13,662,365
Net interest income (1)		$284,216			$189,375
Interest rate spread (3)			3.14%			3.04%
Net interest margin (4)			3.18%			3.12%
Supplemental information
Total deposit, including demand deposits	$16,677,505	$4,218		$11,485,348	$4,728
Cost of total deposits			0.05%			0.08%
Total funding liabilities, including demand deposits	$16,820,353	$6,449		$11,659,480	$7,402
Cost of total funding liabilities			0.08%			0.13%

(1)The total amount of adjustment to present interest income and yield on a FTE basis was $1.9 million and $438,000 for the six months ended June 30, 2022 and 2021, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $199,000 and $599,000 and tax exempt income relating to loans with average balances of $410.6 million and $65.3 million for the six months ended June 30, 2022 and 2021, respectively.
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
Table 17 - Volume Rate Analysis

	Three Months Ended June 30			Six Months Ended June 30
	2022 Compared To 2021			2022 Compared To 2021
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$2,442	$(138)	$2,304	$2,845	$19	$2,864
Securities
Securities - taxable investments	(2,426)	6,523	4,097	(6,717)	14,230	7,513
Securities - nontaxable investments (1)	1	(4)	(3)	—	(8)	(8)
Total securities			4,094			7,505
Loans held for sale	10	(161)	(151)	17	(400)	(383)
Loans
Commercial and industrial (1)	1,397	(4,252)	(2,855)	1,659	(10,529)	(8,870)
Commercial real estate (1)	(702)	35,941	35,239	(1,538)	72,430	70,892
Commercial construction	2,385	6,294	8,679	3,307	12,357	15,664
Small business	26	328	354	(108)	597	489
Total commercial			41,417			78,175
Residential real estate	(1,007)	4,828	3,821	(3,518)	8,600	5,082
Home equity	401	186	587	455	37	492
Total consumer real estate			4,408			5,574
Other consumer	(70)	166	96	(175)	328	153
Total loans (1)(2)			45,921			83,902
Total income of interest-earning assets			$52,168			$93,888
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$162	$164	$326	$119	$382	$501
Money market	(30)	208	178	(288)	504	216
Time certificates of deposits	(1,143)	733	(410)	(3,050)	1,823	(1,227)
Total interest bearing deposits			94			(510)
Borrowings
Federal Home Loan Bank borrowings	(14)	(54)	(68)	(16)	(107)	(123)
Line of Credit	—	—	—			—
Long-term borrowings	—	(94)	(94)	(5)	(169)	(174)
Junior subordinated debentures	(19)	—	(19)	(146)	—	(146)
Subordinated debentures	(1)	1	—	(2)	2	—
Total borrowings			(181)			(443)
Total expense of interest-bearing liabilities			(87)			(953)
Change in net interest income			$52,255			$94,841

(1)Reflects income determined on a FTE basis. See footnote (1) to Table 15 and 16 in this Report for the related adjustments.
(2)Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an appropriate level of allowance for credit losses. The Company recorded no provision for credit losses for the three months ended June 30, 2022 and a release of provision for credit losses of $2.0 million for the six months ended June 30, 2022, as compared to a release of provision for credit losses of $5.0 million and $7.5 million for the three and six months ended June 30, 2021. The Company’s allowance for credit losses, as a percentage of total loans, was 1.06% at June 30, 2022, 1.08% at December 31, 2021, and 1.15% at June 30, 2021. The Company recorded net charge-offs of $199,000 and $603,000 for the three and six months ended June 30, 2022, respectively, as compared to net charge-offs of $192,000 and $3.5 million for the three and six months ended June 30, 2021, respectively. Refer to Note 4 "Loans, Allowance for Credit Losses and Credit Quality" within the Note to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses for the period.

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 18 - Noninterest Income

	Three Months Ended
	June 30		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Deposit account fees	$5,828	$3,822	$2,006	52.49%
Interchange and ATM fees	4,027	3,068	959	31.26%
Investment management	9,329	8,872	457	5.15%
Mortgage banking income	1,042	2,705	(1,663)	(61.48)%
Gain on life insurance benefits	123	—	123	100.00%
Increase in cash surrender value of life insurance policies	1,871	1,589	282	17.75%
Loan level derivative income	436	116	320	275.86%
Other noninterest income	5,242	4,795	447	9.32%
Total	$27,898	$24,967	$2,931	11.74%

	Six Months Ended
	June 30		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Deposit account fees	$11,321	$7,406	$3,915	52.86%
Interchange and ATM fees	7,636	5,788	1,848	31.93%
Investment management	18,002	17,176	826	4.81%
Mortgage banking income	2,404	8,445	(6,041)	(71.53)%
Gain on life insurance benefits	123	258	(135)	(52.33)%
Increase in cash surrender value of life insurance policies	3,666	2,912	754	25.89%
Loan level derivative income	1,040	289	751	259.86%
Other noninterest income	9,978	7,939	2,039	25.68%
Total	$54,170	$50,213	$3,957	7.88%

The primary reasons for the variances in the noninterest income categories for the three and six months ended June 30, 2022 as compared to the respective prior year periods shown in the preceding table include:
•Deposit account fees and interchange and ATM fees increased for the three and six months ended June 30, 2022 in comparison to the same prior year periods driven by increased volume attributable to the Meridian acquisition.

•Investment management income increased for the three and six months ended June 30, 2022, driven primarily by fluctuations in assets under management as well as strong retail and insurance commission income during the first half of 2022.
•Mortgage banking income decreased in comparison to the prior year, despite strong origination volumes, as a greater portion of new originations were retained in the Company's portfolio versus being sold in the secondary market during the first half of 2022.
•The cash surrender value of life insurance policies increased primarily due the impact of policies acquired from Meridian.
•Loan level derivative income increased primarily as a result of higher customer demand.
•Other noninterest income increased for the three and six months ended June 30, 2022, primarily attributable to increases in rental income from equipment leases, discounted purchases of Massachusetts historical tax credits, credit card fee income and foreign currency exchange fees, partially offset by decreases in income from other investments and reduced unrealized gains on equity securities.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 19 - Noninterest Expense

	Three Months Ended
	June 30		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$49,538	$42,635	$6,903	16.19%
Occupancy and equipment expenses	11,637	8,706	2,931	33.67%
Data processing & facilities management	2,247	1,686	561	33.27%
Consulting expense	2,760	1,492	1,268	84.99%
Software maintenance	2,645	1,915	730	38.12%
Amortization of intangible assets	1,902	1,314	588	44.75%
Debit card expense	1,861	1,165	696	59.74%
FDIC assessment	1,743	775	968	124.90%
Merger and acquisition expenses	—	1,731	(1,731)	(100.00)%
Other noninterest expenses	16,229	11,883	4,346	36.57%
Total	$90,562	$73,302	$17,260	23.55%

	Six Months Ended
	June 30		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$98,249	$82,524	$15,725	19.06%
Occupancy and equipment expenses	24,939	17,979	6,960	38.71%
Data processing & facilities management	4,619	3,351	1,268	37.84%
Merger and acquisition expenses	7,100	1,731	5,369	310.17%
Software maintenance	5,209	3,885	1,324	34.08%
Consulting expense	4,510	3,883	627	16.15%
Amortization of intangible assets	3,903	2,727	1,176	43.12%
Debit card expense	3,626	2,346	1,280	54.56%
FDIC assessment	3,548	1,825	1,723	94.41%
Other noninterest expenses	30,359	22,733	7,626	33.55%
Total	$186,062	$142,984	$43,078	30.13%

The primary reasons for the variances in the noninterest expense categories for the three and six months ended June 30, 2022 as compared to the respective prior year periods shown in the preceding table include:
•The increase in salaries and employee benefits was primarily attributable to the Company's increased workforce base following the Meridian acquisition.
•Occupancy and equipment expenses increased year-over-year, primarily driven by costs associated with the Company's expanded branch network, real estate and other fixed assets resulting from the Meridian acquisition, as well as increased snow removal costs incurred during the first half of 2022.
•Data processing and facilities management expenses increased primarily due to timing of certain initiatives and general increases associated with higher transaction volumes.
•The Company incurred merger and acquisition costs related to the Meridian acquisition of $7.1 million for the six months ended June 30, 2022, all of which were incurred during the first quarter of 2022 and primarily related to lease terminations associated with exited branch locations, along with additional integration costs and professional fees. Meridian related merger and acquisition costs were also incurred, to a lesser extent, during the six months ended June 30, 2021, leading up to deal close during the fourth quarter of 2021.
•Software maintenance increased primarily due to the Company's continued investment in its technology infrastructure.
•FDIC assessment increased primarily due to an increased assessment base resulting from the Meridian acquisition.
•Consulting expense increased for the three and six months ended June 30, 2022, primarily due to timing of strategic initiatives.
•Other noninterest expense increased for the three and six months ended June 30, 2022, primarily due to two full quarters of general increases associated with the Meridian acquisition, elevated unrealized losses on equity securities, and increased marketing and public relations costs.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 20 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
	(Dollars in thousands)
Combined federal and state income tax provision	$20,421	$12,447	$37,528	$24,384
Effective income tax rate	24.84%	24.88%	24.62%	23.52%
Blended statutory tax rate	27.11%	27.92%	27.11%	27.92%

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

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2039, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $184.0 million, of which $119.7 million had been funded as of June 30, 2022. It is expected that the limited partnership investments will generate a net tax benefit of approximately $3.5 million for the fiscal year 2022 and a total of $23.3 million over the remaining life of the investments from the combination of the tax credits and operating losses.
Risk Management

The Board of Directors has approved an Enterprise Risk Management Policy and Risk Appetite Statement to state the Company’s goals and objectives in identifying, measuring, and managing the risks associated with the Company’s current and near future anticipated size and complexity. Management is responsible for comprehensive enterprise risk management, and continually strives to adopt and implement practices that strike an appropriate balance between risk and reward and permit the achievement of strategic goals in a controlled environment.

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

The Board of Directors, with the assistance of its Risk Committee, oversees management’s enterprise risk management practices. As risks must be taken to create value, the Board of Directors has defined the acceptable residual risk tolerances for the Company and the eight major risk types identified as having the potential to create significant adverse impacts on the Company, such as financial losses, reputational damage, legal or regulatory actions, nonachievement of strategic objectives, diminished customer experience, and/or cultural erosion. The eight major risk types identified by the Company and addressed in the Risk Appetite Statement are strategic risk, culture risk, credit risk, liquidity risk, interest rate risk, operational risk, technology risk, and reputation risk, each of which is discussed below.

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
The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available Federal Home Loan Bank funding, less short-term liabilities relative to total assets, was within policy limits at June 30, 2022. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit include Federal Home Loan Bank collateral requirements, securities portfolio changes, and the mix of deposits.

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

The following table depicts current and unused liquidity capacity from various sources as of the dates indicated:

Table 21 - Liquidity Sources

	June 30, 2022		December 31, 2021
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$25,652	$1,821,345	$25,667	$1,622,494
Federal Reserve Bank of Boston (2)	—	1,282,323	—	1,176,486
Unpledged Securities	—	2,033,494	—	1,897,148
Line of Credit	—	85,000	—	85,000
Long-term borrowing (3)	—	—	14,063	—
Junior subordinated debentures (3)	62,854	—	62,853	—
Subordinated debt (3)	49,838	—	49,791	—
Reciprocal deposits (3)	819,685	—	998,121	—
Brokered deposits (3)	113,757	—	141,572	—
	$1,071,786	$5,222,162	$1,292,067	$4,781,128

(1)Loans with a carrying value of $2.6 billion and $2.3 billion at June 30, 2022 and December 31, 2021, respectively, were pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.
(2)Loans with a carrying value of $1.8 billion at both June 30, 2022 and December 31, 2021 were pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.
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

Interest Rate Risk Interest rate risk is the risk arising from changes in interest rates and the value of investments due to market conditions or other external factors or events. Interest rate risk includes market risk. The Company’s primary market risk exposure is interest rate risk.

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

Based upon the net interest income simulation models, the Company currently forecasts that assets are anticipated to re-price faster than liabilities. As a result, net interest income will be positively impacted as market rates increase and negatively impacted if market rates decrease. The Company runs several scenarios to quantify and effectively assist in managing interest rate risk, including instantaneous parallel shifts in market rates as well as gradual (12-24 months) shifts in market rates, and may also include other alternative scenarios as management deems necessary given the interest rate environment. The Company measures the annual income from each scenario and then compares it against the current year base case scenario.
The relative results of all scenarios and the impact to net interest income as they compare to the year 1 base scenario are outlined in the table below:
Table 22 - Interest Rate Sensitivity

	June 30
	2022		2021
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-200	(13.4)%	(18.0)%	n/a	n/a
-100	(7.2)%	(6.7)%	(3.3)%	(9.7)%
+100	4.1%	13.7%	9.3%	10.4%
+200	7.5%	20.1%	19.6%	24.4%
+300	11.5%	28.0%	30.4%	38.5%
+400	15.3%	35.7%	40.7%	52.3%

Gradual rate shifts (basis points)
-200 over 12 months	(6.0)%	(14.3)%	n/a	n/a
-100 over 12 months	(3.0)%	(5.3)%	(1.5)%	(8.0)%
+200 over 12 months	4.0%	19.2%	9.7%	22.1%
+400 over 24 months	4.0%	24.4%	9.7%	34.2%

Alternative scenarios
Flat up 200 basis points scenario	3.2%	15.0%	9.2%	19.6%

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

The most significant market factors affecting the Company’s net interest income during the six months ended June 30, 2022 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate, LIBOR rates, the secured overnight financing rates ("SOFR"), and the interest rates being offered on long-term fixed rate loans.

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

Operational Risk    Operational risk is the risk arising from human error or misconduct, transaction errors or delays, inadequate or failed internal systems or processes, data unavailability, loss, or poor quality, or adverse external events. Operational risk includes business resiliency risk, consumer compliance risk, data governance risk, fraud risk, legal risk, model risk, regulatory compliance risk, and third party vendor risk. Potential operational risk exposure exists throughout the Company. The continued effectiveness of colleagues, technical systems, operational infrastructure, and relationships with key third party service providers are integral to mitigating operational risk, and any shortcomings subject the Company to risks that vary in size, scale and scope. Operational risks include operational failures, unlawful tampering, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or a failure of key individuals to perform properly.

Technology Risk      Technology risk is the risk of losses or other impacts arising from the failure of technology systems to function in accordance with expectations and business requirements. Technology risk includes information technology risk, information security risk, and cyber security.

Reputation Risk Reputational risk is the risk arising from negative public opinion of the Company and the Bank. Management seeks to mitigate reputation risk through actions that include a structured process of customer complaint resolution and ongoing reputational monitoring.
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Information
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet financial instruments during the three months ended June 30, 2022.
See Note 6, "Derivative and Hedging Activities" and Note 10, "Commitments and Contingencies" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended June 30, 2022.

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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At June 30, 2022, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2022:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (3)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan or Program (3)
Period
April 1 to April 30, 2022	529,699	$78.27	529,554	$96,652,690
May 1 to May 31, 2022	429,049	$77.70	428,967	$63,319,851
June 1 to June 30, 2022	361,699	$79.13	361,648	$34,701,602
Total	1,320,447	$78.32	1,320,169
(1)Of these shares, 145 shares, 82 shares, and 51 shares were surrendered in April 2022, May 2022, and June 2022, respectively, in connection with the exercise and/or vesting of equity compensation grants to satisfy related tax withholding obligations.
(2)During the three months ended June 30, 2022, the average price per share of repurchased shares was $78.32 and the average price of surrendered shares related to tax withholding obligations was $79.54.
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
INDEPENDENT BANK CORP.
(registrant)

August 4, 2022	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

August 4, 2022	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)