Form 10-Q
period 2022-09-30
INDEPENDENT BANK CORP
filed 2022-11-03
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 2, 2022, there were 45,642,245 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	September 30 2022	December 31 2021
Assets
Cash and due from banks	$172,615	$141,581
Interest-earning deposits with banks	763,681	2,099,103
Securities
Trading	3,538	3,720
Equity	20,439	23,173
Available for sale (amortized cost $1,605,913 and $1,583,736)	1,425,511	1,571,148
Held to maturity (fair value $1,509,985 and $1,064,133)	1,697,635	1,066,818
Total securities	3,147,123	2,664,859
Loans held for sale (at fair value)	5,100	24,679
Loans
Commercial and industrial	1,548,349	1,563,279
Commercial real estate	7,677,917	7,992,344
Commercial construction	1,185,157	1,165,457
Small business	209,567	193,189
Residential real estate	1,959,254	1,604,686
Home equity - first position	578,405	589,550
Home equity - subordinate positions	508,765	450,061
Other consumer	32,936	28,720
Total loans	13,700,350	13,587,286
Less: allowance for credit losses	(147,313)	(146,922)
Net loans	13,553,037	13,440,364
Federal Home Loan Bank stock	5,218	11,407
Bank premises and equipment, net	198,408	195,590
Goodwill	985,072	985,072
Other intangible assets	26,934	32,772
Cash surrender value of life insurance policies	293,126	289,304
Other assets	552,955	538,674
Total assets	$19,703,269	$20,423,405
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$5,622,260	$5,479,503
Savings and interest checking accounts	6,094,493	6,350,016
Money market	3,443,622	3,556,375
Time certificates of deposit	1,178,619	1,531,150
Total deposits	16,338,994	16,917,044
Borrowings
Federal Home Loan Bank borrowings	643	25,667
Long-term borrowings	—	14,063
Junior subordinated debentures (less unamortized debt issuance costs of $33 and $35)	62,855	62,853

Subordinated debentures (less unamortized debt issuance costs of $138 and $209)	49,862	49,791
Total borrowings	113,360	152,374
Other liabilities	433,714	335,538
Total liabilities	16,886,068	17,404,956
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 45,634,626 shares at September 30, 2022 and 47,349,778 shares at December 31, 2021 (includes 136,904 and 135,273 shares of unvested participating restricted stock awards, respectively)	454	472
Value of shares held in rabbi trust at cost: 82,617 shares at September 30, 2022 and 82,565 shares at December 31, 2021	(3,239)	(3,146)
Deferred compensation and other retirement benefit obligations	3,239	3,146
Additional paid in capital	2,113,313	2,249,078
Retained earnings	882,503	766,716
Accumulated other comprehensive income (loss), net of tax	(179,069)	2,183
Total stockholders’ equity	2,817,201	3,018,449
Total liabilities and stockholders' equity	$19,703,269	$20,423,405
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Interest income
Interest and fees on loans	$150,157	$84,212	$413,770	$265,409
Taxable interest and dividends on securities	13,243	7,792	34,567	21,603
Nontaxable interest and dividends on securities	1	4	4	14
Interest on loans held for sale	51	193	150	675
Interest on federal funds sold and short-term investments	6,519	815	10,222	1,654
Total interest and dividend income	169,971	93,016	458,713	289,355
Interest expense
Interest on deposits	6,109	1,633	10,327	6,361
Interest on borrowings	1,261	1,292	3,492	3,965
Total interest expense	7,370	2,925	13,819	10,326
Net interest income	162,601	90,091	444,894	279,029
Provision for (release of) credit losses	3,000	(10,000)	1,000	(17,500)
Net interest income after provision for credit losses	159,601	100,091	443,894	296,529
Noninterest income
Deposit account fees	6,261	4,298	17,582	11,704
Interchange and ATM fees	4,331	3,441	11,967	9,229
Investment management	8,436	9,174	26,438	26,350
Mortgage banking income	585	2,825	2,989	11,270
Increase in cash surrender value of life insurance policies	1,883	1,596	5,549	4,508
Gain on life insurance benefits	477	—	600	258
Loan level derivative income	471	586	1,511	875
Other noninterest income	5,751	4,537	15,729	12,476
Total noninterest income	28,195	26,457	82,365	76,670
Noninterest expenses
Salaries and employee benefits	52,708	42,235	150,957	124,759
Occupancy and equipment expenses	12,316	8,564	37,255	26,543
Data processing and facilities management	2,259	1,673	6,878	5,024
Consulting expense	2,547	1,560	7,057	5,443
Software maintenance	2,497	2,018	7,706	5,903
Debit card expense	1,936	1,347	5,562	3,693
Amortization of intangible assets	1,898	1,310	5,801	4,037
FDIC assessment	1,677	980	5,225	2,805
Merger and acquisition expense	—	1,943	7,100	3,674
Other noninterest expenses	14,890	10,789	45,249	33,522
Total noninterest expenses	92,728	72,419	278,790	215,403
Income before income taxes	95,068	54,129	247,469	157,796
Provision for income taxes	23,171	14,122	60,699	38,506
Net income	$71,897	$40,007	$186,770	$119,290
Basic earnings per share	$1.57	$1.21	$4.01	$3.61
Diluted earnings per share	$1.57	$1.21	$4.00	$3.61
Weighted average common shares (basic)	45,839,555	33,043,716	46,618,209	33,024,386
Common share equivalents	16,856	15,554	17,221	18,238
Weighted average common shares (diluted)	45,856,411	33,059,270	46,635,430	33,042,624
Cash dividends declared per common share	$0.51	$0.48	$1.53	$1.44
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Net income	$71,897	$40,007	$186,770	$119,290
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	(42,582)	(7,897)	(128,872)	(11,878)
Net change in fair value of cash flow hedges	(27,144)	(3,383)	(52,743)	(11,559)
Net change in other comprehensive income for defined benefit postretirement plans	121	280	363	1,309
Total other comprehensive loss	(69,605)	(11,000)	(181,252)	(22,128)
Total comprehensive income	$2,292	$29,007	$5,518	$97,162
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2022 and 2021
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance June 30, 2022	46,069,761	$459	$(3,196)	$3,196	$2,146,333	$833,857	$(109,464)	$2,871,185
Net income	—	—	—	—	—	71,897	—	71,897
Other comprehensive loss	—	—	—	—	—	—	(69,605)	(69,605)
Common dividend declared ($0.51 per share)	—	—	—	—	—	(23,251)	—	(23,251)
Stock based compensation	—	—	—	—	1,017	—	—	1,017
Restricted stock awards issued, net of awards surrendered	296	—	—	—	—	—	—	—
Shares issued under direct stock purchase plan	7,541	—	—	—	606	—	—	606
Shares repurchased under share repurchase program	(442,972)	(5)	—	—	(34,643)	—	—	(34,648)
Deferred compensation and other retirement benefit obligations	—	—	(43)	43	—	—	—	—
Balance September 30, 2022	45,634,626	$454	$(3,239)	$3,239	$2,113,313	$882,503	$(179,069)	$2,817,201

Balance June 30, 2021	33,037,859	$329	$(3,116)	$3,116	$948,130	$763,596	$29,567	$1,741,622
Net income	—	—	—	—	—	40,007	—	40,007
Other comprehensive loss	—	—	—	—	—	—	(11,000)	(11,000)
Common dividend declared ($0.48 per share)	—	—	—	—	—	(15,861)	—	(15,861)
Stock based compensation	—	—	—	—	707	—	—	707
Restricted stock awards issued, net of awards surrendered	(763)	—	—	—	(3)	—	—	(3)
Shares issued under direct stock purchase plan	6,716	—	—	—	482	—	—	482
Deferred compensation and other retirement benefit obligations	—	—	(41)	41	—	—	—	—
Balance September 30, 2021	33,043,812	$329	$(3,157)	$3,157	$949,316	$787,742	$18,567	$1,755,954

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2022 and 2021
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2021	47,349,778	$472	$(3,146)	$3,146	$2,249,078	$766,716	$2,183	$3,018,449
Net income	—	—	—	—	—	186,770	—	186,770
Other comprehensive loss	—	—	—	—	—	—	(181,252)	(181,252)
Common dividend declared ($1.53 per share)	—	—	—	—	—	(70,983)	—	(70,983)
Stock based compensation	—	—	—	—	3,483	—	—	3,483
Restricted stock awards issued, net of awards surrendered	50,096	—	—	—	(1,085)	—	—	(1,085)
Shares issued under direct stock purchase plan	21,717	—	—	—	1,765	—	—	1,765
Shares repurchased under share repurchase program	(1,786,965)	(18)	—	—	(139,928)	—	—	(139,946)
Deferred compensation and other retirement benefit obligations	—	—	(93)	93	—	—	—	—
Balance September 30, 2022	45,634,626	$454	$(3,239)	$3,239	$2,113,313	$882,503	$(179,069)	$2,817,201

Balance December 31, 2020	32,965,692	$328	$(3,066)	$3,066	$945,638	$716,024	$40,695	$1,702,685
Net income	—	—	—	—	—	119,290	—	119,290
Other comprehensive loss	—	—	—	—	—	—	(22,128)	(22,128)
Common dividend declared ($1.44 per share)	—	—	—	—	—	(47,572)	—	(47,572)
Proceeds from exercise of stock options, net of cash paid	4,744	—	—	—	(57)	—	—	(57)
Stock based compensation	—	—	—	—	3,467	—	—	3,467
Restricted stock awards issued, net of awards surrendered	53,795	1	—	—	(1,247)	—	—	(1,246)
Shares issued under direct stock purchase plan	19,581	—	—	—	1,515	—	—	1,515
Deferred compensation and other retirement benefit obligations	—	—	(91)	91	—	—	—	—
Balance September 30, 2021	33,043,812	$329	$(3,157)	$3,157	$949,316	$787,742	$18,567	$1,755,954
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Nine Months Ended
	September 30
	2022	2021
Cash flow from operating activities
Net income	$186,770	$119,290
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	29,528	24,586
Change in unamortized net loan costs and premiums	(6,397)	(17,217)
Accretion of fair value mark of acquired loans	(65)	(5,349)
Provision for (release of) credit losses	1,000	(17,500)
Deferred income tax expense	271	271
Net loss (gain) on equity securities	2,819	(695)
Net loss on bank premises and equipment	217	32
Realized gain on sale leaseback transaction	(433)	(433)
Stock based compensation	3,483	3,467
Increase in cash surrender value of life insurance policies	(5,549)	(4,508)
Gain on life insurance benefits	(600)	(258)
Operating lease payments	(15,867)	(8,993)
Operating lease termination payments	—	(4,750)
Change in fair value on loans held for sale	620	1,534
Net change in:
Trading assets	182	(666)
Loans held for sale	18,959	23,017
Other assets	32,252	16,700
Other liabilities	58,669	28,267
Total adjustments	119,089	37,505
Net cash provided by operating activities	305,859	156,795
Cash flows used in investing activities
Proceeds from sales of equity securities	30	1,164
Purchases of equity securities	(471)	(1,522)
Proceeds from maturities and principal repayments of securities available for sale	100,790	75,442
Purchases of securities available for sale	(123,289)	(1,106,079)
Proceeds from maturities and principal repayments of securities held to maturity	132,997	199,304
Purchases of securities held to maturity	(763,987)	(340,713)
Net redemption of Federal Home Loan Bank stock	6,189	1,584
Investments in low income housing projects	(14,896)	(19,236)
Purchases of life insurance policies	(115)	(40,116)
Proceeds from life insurance policies	2,273	576
Net (increase) decrease in loans	(107,211)	603,773
Purchases of bank premises and equipment	(18,019)	(16,114)
Proceeds from the sale of bank premises and equipment	1,228	78
Net cash used in investing activities	(784,481)	(641,859)
Cash flows (used in) provided by financing activities
Net decrease in time deposits	(351,458)	(165,052)

Net (decrease) increase in other deposits	(225,519)	1,432,037
Repayments of short-term Federal Home Loan Bank borrowings	(25,000)	—
Repayments of long-term Federal Home Loan Bank borrowings	—	(10,000)
Repayments of long-term debt, net of issuance costs	(14,063)	(14,063)
Net payments for exercise of stock options	—	(57)
Restricted stock awards issued, net of awards surrendered	(1,085)	(1,246)
Proceeds from shares issued under direct stock purchase plan	1,765	1,515
Payments for shares repurchased under share repurchase program	(139,946)	—
Common dividends paid	(70,460)	(46,875)
Net cash (used in) provided by financing activities	(825,766)	1,196,259
Net (decrease) increase in cash and cash equivalents	(1,304,388)	711,195
Cash and cash equivalents at beginning of year	2,240,684	1,296,636
Cash and cash equivalents at end of period	$936,296	$2,007,831
Supplemental schedule of noncash activities
Net increase in capital commitments relating to low income housing project investments	$4,408	$34,127
Right-of-use assets obtained in exchange for new lease obligations	$14,124	$5,888
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other interim period.
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

NOTE 3 - SECURITIES

Trading Securities
The Company had trading securities of $3.5 million and $3.7 million as of September 30, 2022 and December 31, 2021, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $20.4 million and $23.2 million as of September 30, 2022 and December 31, 2021, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.
The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the consolidated statements of income that relate to equity securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
	Dollars in thousands
Net gains (losses) recognized during the period on equity securities	$(742)	$(169)	(2,819)	695
Less: net gains recognized during the period on equity securities sold during the period	—	50	8	191
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(742)	$(219)	$(2,827)	$504
Available for Sale Securities
The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	September 30, 2022					December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$231,122	$—	$(31,180)	$—	$199,942	$217,393	$990	$(2,901)	$—	$215,482
U.S. treasury securities	873,891	—	(89,433)	—	784,458	873,467	172	(12,191)	—	861,448
Agency mortgage-backed securities	393,296	50	(49,193)	—	344,153	364,955	4,512	(5,534)	—	363,933
Agency collateralized mortgage obligations	43,672	5	(2,890)	—	40,787	78,966	1,282	(571)	—	79,677
State, county, and municipal securities	193	—	(6)	—	187	192	11	—	—	203
Single issuer trust preferred securities issued by banks	489	—	—	—	489	489	2	—	—	491
Pooled trust preferred securities issued by banks and insurers	1,202	—	(203)	—	999	1,199	—	(199)	—	1,000
Small business administration pooled securities	62,048	—	(7,552)	—	54,496	47,075	1,839	—	—	48,914
Total available for sale securities	$1,605,913	$55	$(180,457)	$—	$1,425,511	$1,583,736	$8,808	$(21,396)	$—	$1,571,148

Excluded from the table above is accrued interest on available for sale securities of $3.3 million and $3.0 million as of September 30, 2022 and December 31, 2021, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities during the three and nine months ended September 30, 2022 and 2021. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status as of September 30, 2022 and December 31, 2021.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three and nine months ended September 30, 2022 and 2021, and therefore no gains or losses were realized during the periods presented.
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

	September 30, 2022
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$80,353	$(11,483)	$119,589	$(19,697)	$199,942	$(31,180)
U.S. treasury securities	18	86,592	(12,426)	697,866	(77,007)	784,458	(89,433)
Agency mortgage-backed securities	142	263,358	(29,512)	79,167	(19,681)	342,525	(49,193)
Agency collateralized mortgage obligations	11	39,291	(2,890)	—	—	39,291	(2,890)
State, county, and municipal securities	1	187	(6)	—	—	187	(6)
Pooled trust preferred securities issued by banks and insurers	1	—	—	999	(203)	999	(203)
Small business administration pooled securities	8	36,885	(3,768)	17,611	(3,784)	54,496	(7,552)
Total impaired available for sale securities	190	$506,666	$(60,085)	$915,232	$(120,372)	$1,421,898	$(180,457)

	December 31, 2021
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	6	$160,913	$(2,901)	$—	$—	$160,913	$(2,901)
U.S. treasury securities	17	811,993	(12,191)	—	—	811,993	(12,191)
Agency mortgage-backed securities	12	214,678	(5,534)	—	—	214,678	(5,534)
Agency collateralized mortgage obligations	1	22,960	(571)	—	—	22,960	(571)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,000	(199)	1,000	(199)
Total impaired available for sale securities	37	$1,210,544	$(21,197)	$1,000	$(199)	$1,211,544	$(21,396)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments during the three and nine months ended September 30, 2022 and 2021, respectively. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at September 30, 2022:
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
•State, County and Municipal Securities: This portfolio has contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality.
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

Held to Maturity Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	September 30, 2022					December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$31,696	$—	$(2,393)	$—	$29,303	$32,987	$—	$(441)	$—	$32,546
U.S. treasury securities	100,615	—	(12,623)	—	87,992	102,560	6	(324)	—	102,242
Agency mortgage-backed securities	892,102	149	(90,158)	—	802,093	493,012	8,495	(4,271)	—	497,236
Agency collateralized mortgage obligations	553,995	—	(77,025)	—	476,970	415,736	3,232	(10,123)	—	408,845
Single issuer trust preferred securities issued by banks	1,500	8	—	—	1,508	1,500	8	—	—	1,508
Small business administration pooled securities	117,727	12	(5,620)	—	112,119	21,023	733	—	—	21,756
Total held to maturity securities	$1,697,635	$169	$(187,819)	$—	$1,509,985	$1,066,818	$12,474	$(15,159)	$—	$1,064,133
Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three and nine months ended September 30, 2022 and 2021, respectively. Excluded from the table above is accrued interest on held to maturity securities of $4.3 million and $2.0 million as of September 30, 2022 and December 31, 2021, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities during the three and nine months ended September 30, 2022 and 2021. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status as of September 30, 2022 and December 31, 2021.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three and nine months ended September 30, 2022 and 2021, respectively, and therefore no gains or losses were realized during the periods presented.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of September 30, 2022, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of September 30, 2022 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$68,007	$60,786	$163,115	$139,156	$—	$—	$231,122	$199,942
U.S. treasury securities	—	—	691,691	627,786	182,200	156,672	—	—	873,891	784,458
Agency mortgage-backed securities	19,658	19,617	70,984	66,817	148,475	126,625	154,179	131,094	393,296	344,153
Agency collateralized mortgage obligations	—	—	—	—	—	—	43,672	40,787	43,672	40,787
State, county, and municipal securities	—	—	193	187	—	—	—	—	193	187
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	489	489	489	489
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,202	999	1,202	999
Small business administration pooled securities	—	—	—	—	—	—	62,048	54,496	62,048	54,496
Total available for sale securities	$19,658	$19,617	$830,875	$755,576	$493,790	$422,453	$261,590	$227,865	$1,605,913	$1,425,511
Held to maturity securities
U.S. government agency securities	$—	$—	$31,696	$29,303	$—	$—	$—	$—	$31,696	$29,303
U.S. treasury securities	—	—	49,766	44,047	50,849	43,945	—	—	100,615	87,992
Agency mortgage-backed securities	228	226	190,333	182,141	478,115	415,833	223,426	203,893	892,102	802,093
Agency collateralized mortgage obligations	—	—	29,998	28,550	36,791	31,784	487,206	416,636	553,995	476,970
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,508	—	—	1,500	1,508
Small business administration pooled securities	—	—	—	—	—	—	117,727	112,119	117,727	112,119
Total held to maturity securities	$228	$226	$301,793	$284,041	$567,255	$493,070	$828,359	$732,648	$1,697,635	$1,509,985
Total	$19,886	$19,843	$1,132,668	$1,039,617	$1,061,045	$915,523	$1,089,949	$960,513	$3,303,548	$2,935,496
Included in the table above are $24.8 million of callable securities at September 30, 2022.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $963.9 million and $740.6 million at September 30, 2022 and December 31, 2021, respectively.
At September 30, 2022 and December 31, 2021, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

NOTE 4 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended September 30, 2022
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$14,107	$83,456	$11,710	$2,784	$19,750	$11,740	$772	$144,319
Charge-offs	—	(62)	—	—	—	—	(679)	(741)
Recoveries	2	330	—	88	—	65	251	735
Provision for (release of) credit losses	6,060	(3,688)	(291)	(248)	852	(154)	469	3,000
Ending balance (1)	$20,169	$80,036	$11,419	$2,624	$20,602	$11,651	$812	$147,313

	Three Months Ended September 30, 2021
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$17,032	$44,325	$4,865	$3,612	$12,014	$20,087	$422	$102,357
Charge-offs	(1)	—	—	(83)	—	—	(248)	(332)
Recoveries	1	—	—	50	—	49	121	221
Provision for (release of) credit losses	(1,018)	(6,527)	(397)	88	(967)	(1,268)	89	(10,000)
Ending balance (1)	$16,014	$37,798	$4,468	$3,667	$11,047	$18,868	$384	$92,246

	Nine Months Ended September 30, 2022
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$14,402	$83,486	$12,316	$3,508	$14,484	$17,986	$740	$146,922
Charge-offs	—	(62)	—	(59)	—	(122)	(1,749)	(1,992)
Recoveries	44	333	—	147	—	105	754	1,383
Provision for (release of) credit losses	5,723	(3,721)	(897)	(972)	6,118	(6,318)	1,067	1,000
Ending balance (1)	$20,169	$80,036	$11,419	$2,624	$20,602	$11,651	$812	$147,313

	Nine Months Ended September 30, 2021
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$21,086	$45,009	$5,397	$5,095	$14,275	$22,060	$470	$113,392
Charge-offs	(3,474)	—	—	(184)	—	(69)	(772)	(4,499)
Recoveries	100	57	—	65	1	107	523	853
Provision for (release of) credit losses	(1,698)	(7,268)	(929)	(1,309)	(3,229)	(3,230)	163	(17,500)
Ending balance (1)	$16,014	$37,798	$4,468	$3,667	$11,047	$18,868	$384	$92,246
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $42.7 million and $36.7 million as of September 30, 2022 and September 30, 2021, respectively.

The balance of allowance for credit losses of $147.3 million as of September 30, 2022 remained relatively flat compared to $146.9 million at December 31, 2021. The nominal change in the Company's allowance for credit losses for the nine months ended September 30, 2022 primarily reflects increased reserves attributable to category shifts on nonperforming loans and net loan growth, offset by a stabilized credit environment and continued strong asset quality metrics.

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
The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	September 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$292,601	$149,588	$122,752	$67,591	$82,911	$22,943	$759,390	$3,362	$1,501,138
Potential weakness	1,540	973	1,038	1,844	3,955	715	6,557	—	16,622
Definite weakness - loss unlikely	2,485	935	—	39	—	111	27,019	—	30,589
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$296,626	$151,496	$123,790	$69,474	$86,866	$23,769	$792,966	$3,362	$1,548,349

Commercial real estate
Pass	$922,772	$1,467,370	$1,265,711	$773,102	$733,621	$1,976,282	$47,317	$1,070	$7,187,245
Potential weakness	32,579	53,096	41,164	14,147	68,298	205,234	—	—	414,518
Definite weakness - loss unlikely	26,684	2,224	4,722	2,585	17,928	21,836	—	—	75,979
Partial loss probable	—	—	—	—	—	175	—	—	175
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$982,035	$1,522,690	$1,311,597	$789,834	$819,847	$2,203,527	$47,317	$1,070	$7,677,917

Commercial construction
Pass	$388,627	$392,229	$231,336	$57,768	$26,263	$7,844	$21,457	$632	$1,126,156
Potential weakness	40,631	—	3,387	—	—	—	—	—	44,018
Definite weakness - loss unlikely	2,138	12,845	—	—	—	—	—	—	14,983
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$431,396	$405,074	$234,723	$57,768	$26,263	$7,844	$21,457	$632	$1,185,157

Small business
Pass	$41,923	$46,581	$31,968	$17,536	$10,454	$20,227	$37,455	$—	$206,144
Potential weakness	—	163	394	369	193	129	697	—	1,945
Definite weakness - loss unlikely	194	—	442	7	20	224	591	—	1,478
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$42,117	$46,744	$32,804	$17,912	$10,667	$20,580	$38,743	$—	$209,567

Residential real estate
Pass	$557,643	$426,721	$196,538	$95,689	$96,828	$582,830	$—	$—	$1,956,249
Default	—	—	676	466	376	1,487	—	—	3,005
Total residential real estate	$557,643	$426,721	$197,214	$96,155	$97,204	$584,317	$—	$—	$1,959,254

Home equity
Pass	$37,298	$61,898	$56,262	$32,761	$27,906	$124,325	$741,952	$3,190	$1,085,592
Default	—	—	—	122	—	285	1,171	—	1,578
Total home equity	$37,298	$61,898	$56,262	$32,883	$27,906	$124,610	$743,123	$3,190	$1,087,170

Other consumer
Pass	$383	$2,498	$1,969	$1,370	$380	$3,630	$22,680	$—	$32,910
Default	—	14	—	—	—	11	1	—	26
Total other consumer	$383	$2,512	$1,969	$1,370	$380	$3,641	$22,681	$—	$32,936

Total	$2,347,498	$2,617,135	$1,958,359	$1,065,396	$1,069,133	$2,968,288	$1,666,287	$8,254	$13,700,350

	September 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$590,532	$185,706	$97,095	$74,381	$15,175	$16,731	$605,718	$66	$1,585,404
Potential weakness	1,338	9,035	3,286	1,672	980	1,632	10,262	—	28,205
Definite weakness - loss unlikely	16,597	332	793	1,034	2,678	214	5,452	—	27,100
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$608,467	$195,073	$101,174	$77,087	$18,833	$18,577	$621,432	$66	$1,640,709

Commercial real estate
Pass	$699,565	$1,019,453	$606,645	$347,874	$442,306	$794,263	$17,068	$—	$3,927,174
Potential weakness	22,106	29,091	51,976	14,628	21,350	82,655	13,615	—	235,421
Definite weakness - loss unlikely	9,331	16,336	3,399	13,657	9,762	6,179	—	—	58,664
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$731,002	$1,064,880	$662,020	$376,159	$473,418	$883,097	$30,683	$—	$4,221,259

Commercial construction
Pass	$127,945	$216,573	$82,559	$22,851	$22,873	$6,505	$16,424	$2,134	$497,864
Potential weakness	—	12,991	—	—	—	—	—	—	12,991
Definite weakness - loss unlikely	—	4,560	—	—	—	—	—	—	4,560
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$127,945	$234,124	$82,559	$22,851	$22,873	$6,505	$16,424	$2,134	$515,415

Small business
Pass	$40,736	$38,804	$22,075	$14,241	$10,675	$21,809	$32,679	$—	$181,019
Potential weakness	14	—	383	200	5	174	627	—	1,403
Definite weakness - loss unlikely	138	637	41	26	10	284	580	—	1,716
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$40,888	$39,441	$22,499	$14,467	$10,690	$22,267	$33,886	$—	$184,138

Residential real estate
Pass	$277,949	$184,974	$92,723	$97,915	$102,581	$463,397	$—	$—	$1,219,539
Default	—	123	—	1,024	—	2,163	—	—	3,310
Total residential real estate	$277,949	$185,097	$92,723	$98,939	$102,581	$465,560	$—	$—	$1,222,849

Home equity
Pass	$58,897	$68,629	$42,083	$37,644	$41,792	$117,488	$628,575	$3,575	$998,683
Default	—	—	—	—	—	33	1,717	35	1,785
Total home equity	$58,897	$68,629	$42,083	$37,644	$41,792	$117,521	$630,292	$3,610	$1,000,468

Other consumer
Pass	$307	$347	$244	$78	$500	$5,338	$16,359	$—	$23,173
Default	—	—	—	—	—	—	2	—	2
Total other consumer	$307	$347	$244	$78	$500	$5,338	$16,361	$—	$23,175

Total	$1,845,455	$1,787,591	$1,003,302	$627,225	$670,687	$1,518,865	$1,349,078	$5,810	$8,808,013

(1)Loan origination dates in the tables above reflect the original origination date, or the date of a material modification of a previously originated loan.
(2)Loans originated as part of the Paycheck Protection Program ("PPP") established by the CARES Act are included within commercial and industrial under the 2021 and 2020 vintage year and "pass" category as these loans are 100% guaranteed by the U.S. Government. Outstanding PPP loans totaled $11.1 million and $383.6 million as of September 30, 2022 and 2021, respectively.
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

	September 30 2022	December 31 2021
Residential real estate portfolio
FICO score (re-scored)(1)	753	749
LTV (re-valued)(2)	54.8%	54.4%
Home equity portfolio
FICO score (re-scored)(1)	771	772
LTV (re-valued)(2)(3)	40.9%	42.4%
(1)The average FICO scores at September 30, 2022 are based upon rescores from June 2022, as available for previously originated loans, or origination score data for loans booked since June 2022.  The average FICO scores at December 31, 2021 were based upon rescores available from December 2021, as available for previously originated loans, or origination score data for loans booked in December 2021.
(2)The combined LTV ratios for September 30, 2022 are based upon updated automated valuations as of August 2022, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2021 were based upon updated automated valuations as of November 2021, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At September 30, 2022 and December 31, 2021, the Company's estimated reserve for unfunded commitments amounted to $1.3 million and $1.5 million, respectively.
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
In response to the COVID-19 pandemic, the Company has granted loan modifications to allow deferral of payments for borrowers negatively impacted by the pandemic. The balance of loans with active deferrals as of September 30, 2022 and December 31, 2021 was $193.3 million and $383.1 million, respectively. The majority of these loans with active deferrals as of September 30, 2022 continue to be characterized as current loans. In accordance with regulatory guidance, these modifications are not considered to be troubled debt restructures ("TDRs") if they were performing as of December 31, 2019. Additionally, a majority of these modified loans are characterized as current and therefore are not impacting nonaccrual or delinquency totals as of September 30, 2022 and December 31, 2021. The Company does, however, consider all active deferrals when estimating loss reserves. As loans reach their deferral maturity date, consideration of TDR and delinquency status will resume in accordance with the Company's accounting policy.

The following table shows information regarding nonaccrual loans as of the dates indicated:

	Nonaccrual Balances
	September 30, 2022			December 31, 2021
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total
	(Dollars in thousands)
Commercial and industrial	$27,374	$19	$27,393	$3,420	$19	$3,439
Commercial real estate	15,982	—	15,982	10,870	—	10,870
Small business	50	—	50	44	—	44
Residential real estate	8,891	—	8,891	8,580	602	9,182
Home equity	3,485	—	3,485	3,781	—	3,781
Other consumer	216	—	216	504	—	504
Total nonaccrual loans (1)	$55,998	$19	$56,017	$27,199	$621	$27,820
(1)Included in these amounts were $1.5 million and $2.0 million of nonaccruing TDRs at September 30, 2022 and December 31, 2021, respectively.
It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans during the nine months ended September 30, 2022 and 2021.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,871	$1,426
The following tables show the age analysis of past due financing receivables as of the dates indicated:

	September 30, 2022
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	10	$322	1	$182	3	$558	14	$1,062	$1,547,287	$1,548,349	$—
Commercial real estate	9	5,419	5	4,491	2	208	16	10,118	7,667,799	7,677,917	—
Commercial construction	—	—	1	1,661	—	—	1	1,661	1,183,496	1,185,157	—
Small business	7	233	3	15	6	29	16	277	209,290	209,567	—
Residential real estate	15	3,146	6	1,202	19	1,804	40	6,152	1,953,102	1,959,254	—
Home equity	14	534	8	775	19	1,577	41	2,886	1,084,284	1,087,170	—
Other consumer (1)	504	510	36	245	8	26	548	781	32,155	32,936	—
Total	559	$10,164	60	$8,571	57	$4,202	676	$22,937	$13,677,413	$13,700,350	$—

	December 31, 2021
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	7	$143	2	$252	2	$24	11	$419	$1,562,860	$1,563,279	$—
Commercial real estate	15	32,845	—	—	4	1,339	19	34,184	7,958,160	7,992,344	—
Commercial construction	—	—	—	—	—	—	—	—	1,165,457	1,165,457	—
Small business	11	136	6	53	4	24	21	213	192,976	193,189	—
Residential real estate	12	2,709	5	714	76	3,922	93	7,345	1,597,341	1,604,686	—
Home equity	15	1,375	6	381	21	1,671	42	3,427	1,036,184	1,039,611	—
Other consumer (1)	458	719	41	277	16	112	515	1,108	27,612	28,720	—
Total	518	$37,927	60	$1,677	123	$7,092	701	$46,696	$13,540,590	$13,587,286	$—
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
The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
TDRs on accrual status	$11,549	$14,635
TDRs on nonaccrual	1,538	1,993
Total TDRs	$13,087	$16,628
Additional commitments to lend to a borrower who has been a party to a TDR	$137	$190
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

The following table shows the TDRs which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	1	$68	$67	1	68	67
Total (1)	1	$68	$67	1	68	67

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Commercial and industrial	—	$—	$—	1	$14,148	$14,148
Commercial real estate	—	—	—	5	3,964	3,964
Small business	—	—	—	2	189	189
Total (1)	—	$—	$—	8	$18,301	$18,301
(1)The pre-modification and post-modification balances represent the legal principal balance of the loan. Activity presented in the table above includes $14.3 million of modifications on existing TDRs occurring during the nine months ended September 30, 2021.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
	(Dollars in thousands)
Combination rate and maturity	—	—	—	14,148
Extended maturity	67	—	67	4,153
Total	67	—	$67	$18,301

The Company considers a loan to have defaulted when it reaches 90 days past due. During the nine months ended September 30, 2022 and September 30, 2021, there were no loans modified during the prior twelve months that subsequently defaulted during the respective periods. The Company determines the amount of allowance on TDRs in accordance with CECL methodology using a discounted cash flow approach, or a fair value of collateral approach if the loan is determined to be individually evaluated.

NOTE 5 - STOCK BASED COMPENSATION
During the nine months ended September 30, 2022, the Company had the following activity related to stock based compensation:
Time Vested Restricted Stock Awards
The Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/17/2022	52,100	2005 Employee Stock Plan	$84.70	Ratably over 5 years from grant date
5/24/2022	8,099	2018 Non-Employee Director Stock Plan	$80.39	Shares vested immediately
9/15/2022	646	2005 Employee Stock Plan	$77.44	Ratably over 5 years from grant date

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

The following tables reflect the Company's derivative positions as of the dates indicated below for interest rate derivatives which qualify as cash flow hedges for accounting purposes:

September 30, 2022
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$1,050,000	3.23	2.72%	2.66%	$(43,365)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	2.52	2.69%	3.09% - 2.19%	(10,375)

Total	$1,450,000				$(53,740)

December 31, 2021
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$25,000	0.62	0.16%	1.88%	$(294)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	550,000	2.58	0.11%	2.16%	11,830

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	1.66	0.11%	2.73% - 2.20%	9,383

Total	$975,000				$20,919

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 6.5 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income ("OCI"), and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $22.5 million (pre-tax) to be reclassified as an increase to interest expense, from OCI related to the Company’s cash flow hedges in the twelve months following September 30, 2022.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of September 30, 2022.
The Company had no fair value hedges as of September 30, 2022 or December 31, 2021.
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

The following table reflects the Company’s customer related derivative positions as of the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2022
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	285	$82,932	$98,409	$259,419	$173,197	$953,915	$1,567,872	$(127,611)
Pay fixed, receive variable	285	82,932	98,409	259,419	173,197	953,915	1,567,872	127,609
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	62	162,094	13,013	—	—	—	175,107	(15,992)
Buys U.S. currency, sells foreign currency	62	162,094	13,013	—	—	—	175,107	16,079
Risk participation agreements
Participation out	11	2,605	—	24,538	—	72,045	99,188	64
Participation in	7	22,802	16,329	—	—	25,944	65,075	(15)

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2021
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	296	$37,589	$139,844	$123,507	$260,953	$1,060,276	$1,622,169	$55,984
Pay fixed, receive variable	296	37,589	139,844	123,507	260,953	1,060,276	1,622,169	(55,982)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	52	149,588	8,784	—	—	—	158,372	5,734
Buys U.S. currency, sells foreign currency	52	149,588	8,784	—	—	—	158,372	(5,734)
Risk participation agreements
Participation out	11	—	2,635	7,138	24,539	68,408	102,720	279
Participation in	7	29,972	28,235	—	—	8,339	66,546	(55)

(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The fair value of loans held for sale decreased by $194,000 and $75,000 for the three months ended September 30, 2022 and 2021, respectively. The fair value of loans held for sale decreased by $620,000 and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
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
The aggregate amount of net realized gains on sales of such loans included within mortgage banking income was $229,000 and $4.9 million for the three months ended September 30, 2022 and 2021, respectively, and $550,000 and $17.2 million for the nine months ended September 30, 2022 and 2021, respectively.
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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	September 30 2022		December 31 2021		September 30 2022		December 31 2021
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$—		$21,951	(3)	$53,740	(4)	$1,032	(4)
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	127,625	(3)	68,726	(3)	127,627	(4)	68,724	(4)
Foreign exchange contracts	16,520		6,147		16,433		6,147
Risk participation agreements	64		279		15		55
Mortgage Derivatives
Interest rate lock commitments	6		753		16		—
Forward sale loan commitments	86		56		—		—
Forward sale hedge commitments	73		—		—		57
Total derivatives not designated as hedges	144,374		75,961		144,091		74,983
Total	144,374		97,912		197,831		76,015

Netting Adjustments (5)	(62,614)		(5,727)		35,293		6,769
Net Derivatives on the Balance Sheet	81,760		92,185		162,538		69,246

Financial instruments (6)	17,744		22,378		17,744		22,378
Cash collateral pledged (received)	—		—		—		33,838
Net Derivative Amounts	$64,016		$69,807		$144,794		$13,030
(1)All asset derivatives are reflected in other assets on the balance sheet.
(2)All liability derivatives are reflected in other liabilities on the balance sheet.
(3)Approximately $660,000 of accrued interest receivable is included in the fair value of the loan level derivative assets at September 30, 2022, in comparison to accrued interest receivable of approximately $1.2 million and $1.5 million in included in the fair value of interest rate and loan level derivative assets, respectively, at December 31, 2021.
(4)Approximately $36,000 and $660,000 of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities, respectively, at September 30, 2022. Accrued interest payable of approximately $5,000 and $1.5 million is included in the fair value of the interest rate and loan level derivative liabilities, respectively, at December 31, 2021.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance. As displayed in the table above, derivatives that cleared through the CME were either in a net asset position or a net liability position at September 30, 2022.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
	(Dollars in thousands)
Derivatives designated as hedges
Loss in OCI on derivatives (effective portion), net of tax	$(27,144)	$(3,383)	$(52,743)	$(11,559)
Gain reclassified from OCI into interest income or interest expense (effective portion)	$407	$4,791	$8,427	$13,869
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$26	$54	$147	$137
Other expense	(67)	(80)	(239)	(374)
Changes in fair value of mortgage derivatives
Mortgage banking income	41	(213)	(603)	(3,840)
Total	$—	$(239)	$(695)	$(4,077)

    The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. All derivative instruments with credit-risk contingent features were in a net asset position at September 30, 2022. At December 31, 2021, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $34.8 million. Although none of the contingency provisions have applied as of September 30, 2022 and December 31, 2021, the Company posted collateral to offset the net liability exposure with institutional counterparties at December 31, 2021.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote. The Company's exposure relating to institutional counterparties was $127.6 million and $28.3 million at September 30, 2022 and December 31, 2021, respectively. The Company’s exposure relating to customer counterparties was approximately $8,000 and $62.4 million at September 30, 2022 and December 31, 2021, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
Valuation Techniques
There have been no changes in the valuation techniques used during the nine months ended September 30, 2022.
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

Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilizes. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2022 and December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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
	September 30, 2022
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$3,538	$3,538	$—	$—
Equity securities	20,439	20,439	—	—
Securities available for sale
U.S. government agency securities	199,942	—	199,942	—
U.S. treasury securities	784,458	—	784,458	—
Agency mortgage-backed securities	344,153	—	344,153	—
Agency collateralized mortgage obligations	40,787	—	40,787	—
State, county, and municipal securities	187	—	187	—
Single issuer trust preferred securities issued by banks and insurers	489	—	489	—
Pooled trust preferred securities issued by banks and insurers	999	—	999	—
Small business administration pooled securities	54,496	—	54,496	—
Loans held for sale	5,100	—	5,100	—
Derivative instruments	144,374	—	144,374	—
Liabilities
Derivative instruments	197,831	—	197,831	—
Total recurring fair value measurements	$1,401,131	$23,977	$1,377,154	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$13,020	$—	$—	$13,020
Total nonrecurring fair value measurements	$13,020	$—	$—	$13,020

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
	September 30, 2022
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. government agency securities	$31,696	$29,303	$—	$29,303	$—
U.S. treasury securities	100,615	87,992	—	87,992	—
Agency mortgage-backed securities	892,102	802,093	—	802,093	—
Agency collateralized mortgage obligations	553,995	476,970	—	476,970	—
Single issuer trust preferred securities issued by banks	1,500	1,508	—	1,508	—
Small business administration pooled securities	117,727	112,119	—	112,119	—
Loans, net of allowance for credit losses (b)	13,540,017	13,208,966	—	—	13,208,966
Federal Home Loan Bank stock (c)	5,218	5,218	—	5,218	—
Cash surrender value of life insurance policies (d)	293,126	293,126	—	293,126	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$15,160,375	$15,160,375	$—	$15,160,375	$—
Time certificates of deposits (f)	1,178,619	1,147,506	—	1,147,506	—
Federal Home Loan Bank borrowings (f)	643	571	—	571	—
Junior subordinated debentures (g)	62,855	59,770	—	59,770	—
Subordinated debentures (f)	49,862	44,066	—	—	44,066

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
(c)Federal Home Loan Bank stock has no quoted market value and is carried at cost; therefore, the carrying amount approximates fair value.
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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30 2022	September 30 2021	September 30 2022	September 30 2021
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$6,261	$4,298	$17,582	$11,704
Interchange fees	2,833	2,223	8,043	6,267
ATM fees	1,066	817	2,900	2,177
Investment management - wealth management and advisory services	7,834	8,147	23,563	23,576
Investment management - retail investments and insurance revenue	602	1,027	2,875	2,774
Merchant processing income	412	365	1,140	1,024
Credit card income	495	334	1,341	883
Other noninterest income	1,782	1,362	4,650	3,732
Total noninterest income in-scope of ASC 606	21,285	18,573	62,094	52,137
Total noninterest income out-of-scope of ASC 606	6,910	7,884	20,271	24,533
Total noninterest income	$28,195	$26,457	$82,365	$76,670

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

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Receivables, included in other assets	$4,401	$5,385

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

NOTE 9 - OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(55,461)	$12,879	$(42,582)	$(167,814)	$38,942	$(128,872)
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	(55,461)	12,879	(42,582)	(167,814)	38,942	(128,872)

Change in fair value of cash flow hedges	(37,357)	10,505	(26,852)	(64,963)	18,277	(46,686)
Less: net cash flow hedge gains reclassified into interest income or interest expense	407	(115)	292	8,427	(2,370)	6,057
Net change in fair value of cash flow hedges	(37,764)	10,620	(27,144)	(73,390)	20,647	(52,743)

Amortization of net actuarial losses	159	(45)	114	476	(134)	342
Amortization of net prior service costs	10	(3)	7	29	(8)	21
Net change in other comprehensive income for defined benefit postretirement plans (1)	169	(48)	121	505	(142)	363
Total other comprehensive loss	$(93,056)	$23,451	$(69,605)	$(240,699)	$59,447	$(181,252)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(10,337)	$2,440	$(7,897)	$(15,589)	$3,711	$(11,878)
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	(10,337)	2,440	(7,897)	(15,589)	3,711	(11,878)

Change in fair value of cash flow hedges	84	(23)	61	(2,214)	624	(1,590)
Less: net cash flow hedge gains reclassified into interest income or interest expense	4,791	(1,347)	3,444	13,869	(3,900)	9,969
Net change in fair value of cash flow hedges	(4,707)	1,324	(3,383)	(16,083)	4,524	(11,559)

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	—	—	—	653	(184)	469
Amortization of net actuarial losses	346	(97)	249	1,037	(291)	746
Amortization of net prior service costs	44	(13)	31	131	(37)	94
Net change in other comprehensive income for defined benefit postretirement plans (1)	390	(110)	280	1,821	(512)	1,309
Total other comprehensive loss	$(14,654)	$3,654	$(11,000)	$(29,851)	$7,723	$(22,128)

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2022
Beginning balance: January 1, 2022	$(9,667)	$14,137	$(2,287)	$2,183
Net change in other comprehensive income (loss)	(128,872)	(52,743)	363	(181,252)
Ending balance: September 30, 2022	$(138,539)	$(38,606)	$(1,924)	$(179,069)
	2021
Beginning balance: January 1, 2021	$13,255	$33,276	$(5,836)	$40,695
Net change in other comprehensive income (loss)	(11,878)	(11,559)	1,309	(22,128)
Ending balance: September 30, 2021	$1,377	$21,717	$(4,527)	$18,567

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
    The following table summarizes the above financial instruments at the dates indicated:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Commitments to extend credit	$4,552,576	$4,535,895
Standby letters of credit	25,565	24,412
Deferred standby letter of credit fees	187	124
Loan exposures sold with recourse	171,437	202,717

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
Other Contingencies
At September 30, 2022, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

NOTE 11 - LOW INCOME HOUSING PROJECT INVESTMENTS
The Company has invested in low income housing projects that generate Low Income Housing Tax Credits which provide the Company with tax credits and operating loss tax benefits over a period of approximately 15 years. None of the original investment is expected to be repaid.
The following table presents certain information related to the Company's investments in low income housing projects as of the dates indicated:

	September 30 2022		December 31 2021
	(Dollars in thousands)
Original investment value	$183,889		$179,481
Current recorded investment	129,875		135,497
Unfunded liability obligation	63,014		73,336
Tax credits and benefits	16,679	(1)	14,198
Amortization of investments	13,375	(1)	11,892
Net income tax benefit	3,304	(1)	2,306
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
•the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic, any further resurgences or variants of the COVID-19 virus, the efficacy and availability of vaccines, boosters or other treatments, actions taken by governmental authorities in response thereto, other public health crises or man-made events, and their impact on the Company's local economies or the Company's operations;
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

		Three Months Ended
	September 30 2022	June 30 2022	March 31 2022	December 31 2021	September 30 2021
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$3,147,123	$2,934,956	$2,861,739	$2,664,859	$2,318,757
Loans	13,700,350	13,675,764	13,580,027	13,587,286	8,808,013
Allowance for credit losses	(147,313)	(144,319)	(144,518)	(146,922)	(92,246)
Goodwill and other intangible assets	1,012,006	1,013,917	1,015,831	1,017,844	525,261
Total assets	19,703,269	19,982,450	20,159,178	20,423,405	14,533,311
Total deposits	16,338,994	16,639,548	16,763,392	16,917,044	12,260,140
Total borrowings	113,360	138,344	138,328	152,374	157,045
Stockholders’ equity	2,817,201	2,871,185	2,965,439	3,018,449	1,755,954
Nonperforming loans	56,017	55,915	56,618	27,820	45,810
Nonperforming assets	56,017	55,915	56,618	27,820	45,810
Income statement
Interest income	$169,971	$148,123	$140,619	$125,921	$93,016
Interest expense	7,370	3,262	3,187	3,391	2,925
Net interest income	162,601	144,861	137,432	122,530	90,091
Provision for (release of) credit losses	3,000	—	(2,000)	35,705	(10,000)
Noninterest income	28,195	27,898	26,272	29,180	26,457
Noninterest expenses	92,728	90,562	95,500	117,126	72,419
Net income	71,897	61,776	53,097	1,702	40,007
Per share data
Net income—basic	$1.57	$1.32	$1.12	$0.04	$1.21
Net income—diluted	1.57	1.32	1.12	0.04	1.21
Cash dividends declared	0.51	0.51	0.51	0.48	0.48
Book value per share	61.73	62.32	62.59	63.75	53.14
Tangible book value per share (1)	39.56	40.31	41.15	42.25	37.24
Performance ratios
Return on average assets	1.43%	1.24%	1.06%	0.04%	1.11%
Return on average common equity	9.90%	8.49%	7.16%	0.28%	9.04%
Net interest margin (on a fully tax equivalent basis)	3.64%	3.27%	3.09%	3.05%	2.78%
Dividend payout ratio	32.78%	39.11%	42.80%	931.90%	39.64%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.41%	0.41%	0.42%	0.20%	0.52%
Nonperforming assets as a percent of total assets	0.28%	0.28%	0.28%	0.14%	0.32%
Allowance for credit losses as a percent of total loans	1.08%	1.06%	1.06%	1.08%	1.05%
Allowance for credit losses as a percent of nonperforming loans	262.98%	258.10%	255.25%	528.12%	201.37%
Capital ratios

Equity to assets	14.30%	14.37%	14.71%	14.78%	12.08%
Tangible equity to tangible assets (1)	9.66%	9.79%	10.18%	10.31%	8.79%
Tier 1 leverage capital ratio	10.51%	10.42%	10.62%	12.03%	9.36%
Common equity tier 1 capital ratio	13.98%	13.90%	14.45%	14.30%	13.53%
Tier 1 risk-based capital ratio	13.98%	13.90%	14.45%	14.30%	14.21%
Total risk-based capital ratio	15.71%	15.62%	16.18%	16.04%	15.78%

(1)     Represents a non-GAAP measure. For reconciliation to GAAP book value per share, see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures" below.

Executive Level Overview

    Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company's financial position or operating results. The Company maintains an asset-sensitive profile and, accordingly, has benefited from recent interest rate increases. While asset quality remains very strong, management is closely monitoring the economic environment, including elevated inflationary pressures, supply chain issues, and labor shortages being experienced in the current operating environment across various industries. The Company focuses on organic growth, but will also consider growth through acquisition. Any potential acquisition opportunities are evaluated for the potential to provide a satisfactory financial return as well as other criteria (ease of integration, synergies, geographical location). Recent acquisitions include Meridian Bancorp, Inc. ("Meridian") and its subsidiary, East Boston Savings Bank ("EBSB"), which closed in the fourth quarter of 2021.

Third Quarter 2022 Results

Net income for the three months ended September 30, 2022 was $71.9 million, or $1.57 on a diluted earnings per share basis, as compared to $40.0 million, or $1.21 on a diluted earnings per share basis, for the three months ended September 30, 2021, or an increase of 79.7% and 29.8%, respectively. Net income for the nine months ended September 30, 2022 was $186.8 million, or $4.00 on a diluted earnings per share basis, as compared to $119.3 million, or $3.61 on a diluted earnings per share basis, for the nine months ended September 30, 2021, or an increase of 56.6% and 10.8%, respectively. The nine months ended September 30, 2022 results reflect merger and acquisition-related costs of $7.1 million, pre-tax, associated with the Meridian acquisition, as compared to $3.7 million of merger-related costs during the same prior year period. Excluding these merger and acquisition costs, operating net income was $191.9 million, or $4.11 on a diluted per share basis, for the nine months ended September 30, 2022, as compared to $121.9 million, or $3.69 on a diluted per share basis for the nine months ended September 30, 2021. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

Third quarter 2022 results reflected the following key drivers:

•Improved net interest margin for the quarter;
•1.3% annualized net loan growth, excluding Paycheck Protection Program ("PPP") runoff;
•Continued modest cash deployment into the securities portfolio;
•Strong core deposit account openings and low cost of deposits;
•Modest provision for credit loss; nonperforming assets remained flat;
•Strong fee income;
•49% efficiency ratio for the quarter;
•443,000 shares repurchased, completing the Company's share repurchase program announced in January 2022.

Interest-Earning Assets

    The results depicted in the following table reflect the trend of the Company's interest-earning assets over the past five quarters, inclusive of the Company's acquisition of Meridian during the fourth quarter of 2021. Changes over the five quarter period reflect measured deployment of excess cash balances into the securities portfolio, combined with a longer term overall strategy that typically emphasizes loan growth commensurate with overall economic growth. The following table summarizes the Company's interest-earning assets as of the periods indicated:

Interest-Earning Assets
$ (billions)
20
18
16
14
12
10
8
6
4
2
0
$13.0
$1.9
$2.2
$6.6
$2.3
$18.4
$2.1
$2.7
$10.9
$2.7
$18.1
$1.7
$2.7
$10.8
$2.9
$17.9
$1.4
$2.9
$10.7
$2.9
$17.6
$0.8
$3.0
$10.7
$3.1
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
Securities
Commercial loans
Consumer loans
Other interest-earning assets

    Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and credit losses.

Funding and Net Interest Margin

    The Company's overall sources of funding reflect strong business and retail deposit growth with a management strategy of relying upon core deposit growth to fund loans. The following chart shows sources of funding and percentage of core deposits to total deposits for the trailing five quarters:

Sources of Funding
$ (Billions)
$0
$2
$4
$6
$8
$10
$12
$14
$16
0%
50%
100%
150%
200%
$12.4
$12.3
92.0%
$17.1
$16.9
84.5%
$16.9
$16.8
85.8%
$16.9
$16.7
86.8%
$16.4
$16.3
87.8%
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
Period Ending
Deposits
Borrowings
% of Core Deposits

    The following table shows the net interest margin and cost of deposits trends for the trailing five quarters:

Noninterest Income

    Noninterest income is primarily comprised of deposit account fees, interchange and ATM fees, investment management fees and mortgage banking income. The following chart shows trends in the components of noninterest income over the past five quarters:

Noninterest Income
$40.0
$30.0
$20.0
$10.0
$—
$ in millions
$26.5
$29.2
$26.3
$27.9
$28.2
$6.8
$9.4
$7.1
$7.8
$8.6
$2.8
$2.0
$1.4
$1.0
$0.6
$9.2
$9.0
$8.7
$9.3
$8.4
$3.4
$3.8
$3.6
$4.0
$4.3
$4.3
$5.0
$5.5
$5.8
$6.3
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
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

Capital

    The Company's approach with respect to revenue and expense is designed to promote long-term earnings growth, which in turn contributes to capital growth. Strong earnings retention has contributed to capital growth, both on an absolute level and per share basis, which has been offset in the last two quarters by share repurchases and other comprehensive losses. The following chart shows the Company's book value and tangible book value per share over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

    The Company declared a quarterly cash dividend of $0.51 per share for each of the first three quarters of 2022, representing an increase of 6.3% from the 2021 quarterly dividend rate of $0.48 per share. During the third quarter of 2022, the Company repurchased approximately 443,000 shares of common stock under the Company's stock repurchase program announced in January 2022. In total, the Company repurchased 1.8 million shares of its common stock during the nine months ended September 30, 2022 at an average price of $78.32 under the January 2022 program which ended in the third quarter. In consideration of the Company's strong current capital position, on October 20, 2022 the Company announced a new stock repurchase plan, which authorizes repurchases by the Company of up to $120 million in common stock. The new plan will be in effect through October 19, 2023.

Non-GAAP Measures
    When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for credit losses, and the impact of income taxes and other noncore items. There are items that impact the Company's results that management believes are unrelated to its core banking business such as gains or losses on the sales of securities, merger and acquisition expenses, provision for credit losses on acquired portfolios, loss on extinguishment of debt, impairment, and other items, such as one-time adjustments as a result of changes in laws and regulations. Management excludes items management considers to be noncore when computing the Company’s non-GAAP operating earnings and operating EPS, noninterest income on an operating basis and efficiency ratio on an operating basis. Management believes excluding these items facilitates greater visibility into the Company’s core banking business and underlying trends.

Management also supplements its evaluation of financial performance with analysis of tangible book value per share (which is computed by dividing stockholders' equity less goodwill and identifiable intangible assets, which is referred to as tangible common equity, by common shares outstanding) and tangible common equity ratio (which is computed by dividing tangible common equity by tangible assets), both of which are non-GAAP measures. The Company reports these ratios because management believes that investors may find it useful to have access to the same analytical tools used by management to assess performance and identify trends.  The Company has recognized goodwill and other intangible assets in conjunction with merger and acquisition activities.  Management believes providing information excluding the impact of goodwill and other intangibles facilitates comparison of the capital adequacy of the Company to other companies in the financial services industry.

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
    The following tables summarize adjustments for noncore items for the periods indicated below and shows the reconciliation of non-GAAP measures:

	Three Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$71,897	$40,007	$1.57	$1.21
Non-GAAP adjustments
Noninterest expense components
Add: merger and acquisition expenses	—	1,943	—	0.06
Noncore increases to income before taxes	—	1,943	—	0.06
Net tax benefit associated with noncore items (1)	—	(546)	—	(0.02)
Noncore increases to net income	—	1,397	—	0.04
Operating net income (Non-GAAP)	$71,897	$41,404	$1.57	$1.25

	Nine Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$186,770	$119,290	$4.00	$3.61
Non-GAAP adjustments
Noninterest expense components
Add: merger and acquisition expenses	7,100	3,674	0.15	0.11
Noncore increases to income before taxes	7,100	3,674	0.15	0.11
Net tax benefit associated with noncore items (1)	(1,995)	(1,033)	(0.04)	(0.03)
Noncore increases to net income	5,105	2,641	0.11	0.08
Operating net income (Non-GAAP)	$191,875	$121,931	$4.11	$3.69
(1)The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

	Three Months Ended
	September 30 2022	June 30 2022	March 31 2022	December 31 2021	September 30 2021
	(Dollars in thousands)
Net interest income (GAAP)	$162,601	$144,861	$137,432	$122,530	$90,091	(a)

Noninterest income (GAAP)	$28,195	$27,898	$26,272	$29,180	$26,457	(b)

Noninterest expense (GAAP)	$92,728	$90,562	$95,500	$117,126	$72,419	(c)
Less:
Merger and acquisition expense	—	—	7,100	37,166	1,943
Noninterest expense on an operating basis (Non-GAAP)	$92,728	$90,562	$88,400	$79,960	$70,476	(d)

Total revenue (GAAP)	$190,796	$172,759	$163,704	$151,710	$116,548	(a+b)

Ratios
Noninterest income as a % of revenue (GAAP based)	14.78%	16.15%	16.05%	19.23%	22.70%	(b/(a+b))
Efficiency ratio (GAAP based)	48.60%	52.42%	58.34%	77.20%	62.14%	(c/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	48.60%	52.42%	54.00%	52.71%	60.47%	(d/(a+b))

    The following table summarizes the calculation of tangible common equity to tangible assets ratio and tangible book value per share and shows the reconciliation of non-GAAP measures:

	September 30 2022	June 30 2022	March 31 2022	December 31 2021	September 30 2021
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$2,817,201	$2,871,185	$2,965,439	$3,018,449	$1,755,954	(a)
Less: Goodwill and other intangibles	1,012,006	1,013,917	1,015,831	1,017,844	525,261
Tangible common equity (Non-GAAP)	1,805,195	1,857,268	1,949,608	2,000,605	1,230,693	(b)
Tangible assets
Assets (GAAP)	19,703,269	19,982,450	20,159,178	20,423,405	14,533,311	(c)
Less: Goodwill and other intangibles	1,012,006	1,013,917	1,015,831	1,017,844	525,261
Tangible assets (Non-GAAP)	$18,691,263	$18,968,533	$19,143,347	$19,405,561	$14,008,050	(d)
Common shares	45,634,626	46,069,761	47,377,125	47,349,778	33,043,812	(e)

Common equity to assets ratio (GAAP)	14.30%	14.37%	14.71%	14.78%	12.08%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	9.66%	9.79%	10.18%	10.31%	8.79%	(b/d)
Book value per share (GAAP)	$61.73	$62.32	$62.59	$63.75	$53.14	(a/e)
Tangible book value per share (Non-GAAP)	$39.56	$40.31	$41.15	$42.25	$37.24	(b/e)

Critical Accounting Policies
Critical accounting policies are those that are reflective of significant management judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the most critical accounting policies are those that are both most important to the portrayal of the Company’s financial condition and results and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.
There have been no material changes in critical accounting policies during the first nine months of 2022. Refer to "Critical Accounting Policies and Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2021 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale, and securities which management intends to hold until maturity. Securities increased by $482.3 million, or 18.1%, at September 30, 2022 as compared to December 31, 2021, primarily reflecting $887.3 million of purchases, partially offset by unrealized losses of $167.8 million related to the available for sale portfolio, as well as paydowns, calls, and maturities. The ratio of securities to total assets increased to 16.0% at September 30, 2022 compared to 13.0% at December 31, 2021, which reflects the ongoing strategy to deploy excess liquidity into increased investment security purchases. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss ("CECL") methodology. Further details regarding the Company's measurement of expected credit losses on securities can be found in Note 3 “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

    Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. The Company originates residential loans with the intention of either selling them in the secondary market or holding them in the Company's residential real estate portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are found to be not accurate in all material respects. The Company incurred no material losses related to residential mortgage repurchases during the three and nine months ended September 30, 2022 and 2021, respectively.

    The following table shows the total residential real estate loans closed and the breakdown of amounts held in portfolio or sold (or held for sale) in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Dollars in thousands)
Held in portfolio	$165,065	$65,832	$571,115	$279,176
Sold or held for sale in the secondary market	21,325	183,794	77,309	611,795
Total closed loans	$186,390	$249,626	$648,424	$890,971

The Company experienced a lower volume of residential real estate loans sales for the three and nine months ended September 30, 2022 compared to the same prior year periods, driven primarily by reduced customer demand in the rising interest rate environment. In addition, the volume of closed residential real estate loans held in portfolio increased during the three and nine months ended September 30, 2022.

    The table below reflects additional information related to the loans sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Dollars in thousands)
Sold with servicing rights released	$18,206	$171,256	$94,006	$618,171
Sold with servicing rights retained (1)	182	3,029	863	11,116
Total loans sold	$18,388	$174,285	$94,869	$629,287
(1)All loans sold with servicing rights retained during the three and nine months ended September 30, 2022 and 2021, respectively, were sold without recourse.
    When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneously with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $336.2 million, $382.6 million and $342.3 million at September 30, 2022, December 31, 2021, and September 30, 2021, respectively.

    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$2,993	$2,295	$2,627	$2,365
Additions	2	30	8	95
Amortization	(153)	(244)	(510)	(769)
Change in valuation allowance	103	122	820	512
Balance at end of period	$2,945	$2,203	$2,945	$2,203
See Note 6, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio Total loans at September 30, 2022 increased by $113.1 million, or 0.8%, when compared to December 31, 2021. Excluding $205.1 million of net paydowns associated with PPP loans during the nine months ended September 30, 2022, the loan portfolio increased by $318.1 million, or 2.4% (3.2% on an annualized basis), compared to December 31, 2021. Organic loan growth was driven primarily by strong consumer loan activity, as the majority of residential real estate loan closings were retained on the balance sheet, while increased demand and line utilization fueled growth in home equity balances. Excluding the net reduction in PPP loans, the commercial portfolio decreased 0.82% at September 30, 2022 in comparison to December 31, 2021, primarily driven by continued elevated levels of attrition within the commercial real estate portfolio, which were partially offset by increased line utilization and higher closing volumes within the commercial and industrial category, which grew by $190.1 million, or 14.1% (18.9% on an annualized basis), as compared to December 31, 2021.

    The Company's commercial loan portfolio is comprised primarily of commercial and industrial loans as well as commercial real estate loans. Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of September 30, 2022:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $1.5 billion
All Other (10 Sectors): 17.3%
Retail Trade: 22.9%
Professional, Scientific, and Technical Services 5.1%
Finance and Insurance: 5.3%
Wholesale Trade : 7.9%
Real Estate/Rental and Leasing 15.5%
Administrative Support/ Waste Mgmt/Remediation Services : 7.1%
Construction: 10.3%
Manufacturing: 8.6%

(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$388
Largest individual commercial and industrial loan outstanding	$37,650
Commercial and industrial nonperforming loans/commercial and industrial loans	1.77%
The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types, including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of September 30, 2022:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $8.9 billion

All Other: 10.6%
Strip Malls: 7.8%
Residential - Related: 31.8%
Hotels/Motels: 8.2%
Industrial Warehouse: 10.3%
Commercial Buildings: 16.6%
Office Buildings: 14.7%

(Dollars in thousands)
Average loan size	$1,573
Largest individual commercial real estate mortgage outstanding	$63,435
Commercial real estate nonperforming loans/commercial real estate loans	0.18%
Owner occupied commercial real estate loans/commercial real estate loans	12.0%

    The Company's consumer portfolio primarily consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines of credit that may be made as a fixed-rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for a wide variety of other personal needs. Other consumer loans primarily consist of installment loans and overdraft protections. The residential real estate, home equity and other consumer portfolios totaled $3.1 billion at September 30, 2022, as noted below:

Consumer Portfolio Composition
Total Portfolio of $3.1 Billion

Other consumer: 1.1%
Home equity - subordinate positions: 16.5%
Home equity - first position: 18.8%
Residential real estate: 63.6%

(Dollars in thousands)
Average loan size	$165
Largest individual consumer loan outstanding	$5,181
Consumer nonperforming loans/consumer loans	0.41%

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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	September 30 2022	December 31 2021	September 30 2021
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$27,393	$3,439	$19,275
Commercial real estate	15,982	10,870	11,788
Small business	50	44	46
Residential real estate	8,891	9,182	10,872
Home equity	3,485	3,781	3,746
Other consumer	216	504	83
Total nonperforming assets (1)	$56,017	$27,820	$45,810
Nonperforming loans as a percent of gross loans	0.41%	0.20%	0.52%
Nonperforming assets as a percent of total assets	0.28%	0.14%	0.32%

(1)Inclusive of TDRs on nonaccrual status of $1.5 million at September 30, 2022, $2.0 million at December 31, 2021, and $21.1 million at September 30, 2021.

    The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	2022		2021
	Three Months Ended		Nine Months Ended
	September 30 2022	September 30 2021	September 30 2022	September 30 2021
	(Dollars in thousands)
Nonperforming assets beginning balance	$55,915	$47,818	$27,820	$66,861
New to nonperforming	30,650	4,613	67,226	9,205
Loans charged-off	(741)	(332)	(1,992)	(4,499)
Loans paid-off	(29,450)	(3,488)	(33,174)	(17,877)
Loans restored to performing status	(366)	(2,813)	(3,806)	(8,143)
Other	9	12	(57)	263
Nonperforming assets ending balance	$56,017	$45,810	$56,017	$45,810

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 6 - Troubled Debt Restructurings

	September 30 2022	December 31 2021	September 30 2021
	(Dollars in thousands)
Performing troubled debt restructurings	$11,549	$14,635	$15,950
Nonaccrual troubled debt restructurings	1,538	1,993	21,104
Total	$13,087	$16,628	$37,054
Performing troubled debt restructurings as a % of total loans	0.09%	0.11%	0.18%
Nonaccrual troubled debt restructurings as a % of total loans	0.01%	0.01%	0.24%
Total troubled debt restructurings as a % of total loans	0.10%	0.12%	0.42%
The following table summarizes changes in TDRs for the periods indicated:
Table 7 - Activity in Troubled Debt Restructurings

	Three Months Ended		Nine Months Ended
	September 30 2022	September 30 2021	September 30 2022	September 30 2021
	(Dollars in thousands)
TDRs beginning balance	$13,411	$39,707	$16,628	$39,192
New to TDR status	62	—	62	3,918
Paydowns	(386)	(2,637)	(3,603)	(6,040)
Charge-offs	—	(16)	—	(16)
TDRs ending balance	$13,087	$37,054	$13,087	$37,054

    Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs for the periods indicated:
Table 8 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Nine Months Ended
	September 30 2022	September 30 2021	September 30 2022	September 30 2021
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$1,802	$678	$4,666	$2,289
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$1,817	$257	$2,443	$673

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At September 30, 2022, there were 51 relationships, with an aggregate balance of $173.5 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.

As previously noted, the Company has offered need-based payment relief options to its customers in response to the COVID-19 pandemic, primarily in the form of payment deferrals, all of which were granted prior to December 31, 2020. Loans that were modified are not accounted for as TDRs or reflected as delinquent or nonaccrual loans if the borrower was in compliance with their loan terms as of December 31, 2019. The Company held $193.3 million of loans with active deferrals at September 30, 2022, of which $137.7 million is scheduled to mature during the fourth quarter of 2022.
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
The balance of allowance for credit losses of $147.3 million at September 30, 2022 remained relatively flat compared to $146.9 million at December 31, 2021. The net change in the Company's allowance for credit losses for the nine months ended September 30, 2022 primarily reflects elevated balances of nonperforming loans at September 30, 2022 compared to December 31, 2021, offset by attrition of existing loans and continued strong asset quality metrics. Despite the increase in nonperforming loans, net charge-offs recorded for the three and nine months ended September 30, 2022 were minimal.
The aforementioned increase in nonperforming loans contributed to an overall higher quantitative allowance at September 30, 2022 compared to December 31, 2021. Management's forecast anticipates that the federal funds rates will rise in the near term, that supply chain issues will persist, inflation will remain elevated, and the military conflict between Russia and Ukraine will persist for the foreseeable future, potentially impacting global oil supplies and the supply chain more generally. The forecast used by management also anticipates that the U.S. economy will fall into a recession during the fourth quarter of 2022 and that the recession will persist for the short term. Additionally, the allowance for credit losses is qualitatively adjusted on a quarterly basis in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.

    The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 9 - Summary Net Charge-Offs to Average Loans Outstanding

	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
Commercial and industrial	$(2)	$1,520,924	—%	$(44)	$1,531,421	—%
Commercial real estate	(268)	7,760,470	(0.01)%	(271)	7,832,534	—%
Commercial construction	—	1,157,876	—%	—	1,180,509	—%
Small business	(88)	207,546	(0.17)%	(88)	202,151	(0.06)%
Residential real estate	—	1,909,066	—%	—	1,774,355	—%
Home equity	(65)	1,076,040	(0.02)%	17	1,051,921	—%
Other consumer	429	31,883	5.34%	995	31,092	4.28%
Total	$6	$13,663,805	—%	$609	$13,603,983	0.01%

	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
Commercial and industrial	$—	$1,640,422	—%	$3,374	$1,898,100	0.24%
Commercial real estate	—	4,232,575	—%	(57)	4,195,200	—%
Commercial construction	—	507,393	—%	—	525,652	—%
Small business	33	181,953	0.07%	119	178,294	0.09%
Residential real estate	—	1,231,606	—%	(1)	1,242,991	—%
Home equity	(49)	1,007,371	(0.02)%	(38)	1,027,311	—%
Other consumer	127	25,929	1.94%	249	23,382	1.42%
Total	$111	$8,827,249	—%	$3,646	$9,090,930	0.05%

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 10 - Summary of Allocation of Allowance for Credit Losses

	September 30 2022		December 31 2021
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$20,169	11.3%	$14,402	11.5%
Commercial real estate	80,036	56.1%	83,486	58.8%
Commercial construction	11,419	8.7%	12,316	8.6%
Small business	2,624	1.5%	3,508	1.4%
Residential real estate	20,602	14.3%	14,484	11.8%
Home equity	11,651	7.9%	17,986	7.7%
Other consumer	812	0.2%	740	0.2%
Total allowance for credit losses	$147,313	100.0%	$146,922	100.0%
(1)Total loans in this category are inclusive of $11.1 million and $216.2 million in loans at September 30, 2022 and December 31, 2021, respectively, which were originated as part of the PPP established by the CARES Act. These loans have been excluded from the credit loss calculations as these loans are 100% guaranteed by the U.S. Government.
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
Federal Home Loan Bank Stock The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. The Bank held investments in FHLB of Boston stock of $5.2 million and $11.4 million at September 30, 2022 and December 31, 2021, respectively, reflecting redemption activity occurring during 2022.
    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $1.0 billion at both September 30, 2022 and December 31, 2021.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company performed its annual goodwill impairment testing during the third quarter of 2022 and determined that the Company's goodwill was not impaired as of September 30, 2022. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes during the third quarter of 2022 that indicated impairment of goodwill and other intangible assets.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $293.1 million at September 30, 2022 compared to $289.3 million at December 31, 2021, representing an increase of $3.8 million, or 1.3%, primarily due to income earned on the policies.
The Company recorded tax exempt income from life insurance policies of $1.9 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively, and $5.5 million and $4.5 million for the nine months ended September 30, 2022 and 2021, respectively. The Company recorded gains on life insurance benefits of $477,000 for three months ended September 30, 2022 and no such gains for the three months ended September 30, 2021, respectively, and $600,000 and $258,000 for the nine months ended September 30, 2022 and September 30, 2021, respectively.
Deposits As of September 30, 2022, total deposits were $16.3 billion, representing a $578.1 million, or 3.4%, decrease from December 31, 2021, primarily attributable to continued runoff in higher-cost time deposits and certain rate sensitive deposits. The total cost of deposits was 0.15% and 0.05% for the three months ended September 30, 2022 and 2021, respectively, and 0.08% and 0.07% for the nine months ended September 30, 2022 and 2021, respectively. Core deposits increased to 87.8% of total deposits as of September 30, 2022 from 84.5% at December 31, 2021.
    The Company also participates in the IntraFi Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market, and amounted to $751.1 million and $998.1 million at September 30, 2022 and December 31, 2021, respectively. In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the IntraFi Network, which amounted to $102.6 million and $141.6 million at September 30, 2022 and December 31, 2021, respectively.
Borrowings  The Company's borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings were $113.4 million at September 30, 2022, a decrease of $39.0 million, or 25.6%, as compared to December 31, 2021, due primarily to the re-payment of a revolving loan credit facility during the first quarter of 2022 and the maturity of a short term Federal Home Loan Bank borrowing during the third quarter of 2022.
Additionally, the Bank had $4.3 billion and $4.2 billion of assets pledged as collateral against borrowings at September 30, 2022 and December 31, 2021, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On September 15, 2022 the Company’s Board of Directors declared a cash dividend of $0.51 per share to shareholders of record as of the close of business on September 26, 2022. This dividend was paid on October 7, 2022.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At September 30, 2022 and December 31, 2021, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:
Table 11 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	September 30, 2022
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,250,741	15.71%	$1,146,074	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,002,105	13.98%	644,666	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,002,105	13.98%	859,555	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,002,105	10.51%	761,820	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,142,284	14.95%	$1,146,046	≥	8.0%	$1,432,558	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,004,510	13.99%	644,651	≥	4.5%	931,163	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,004,510	13.99%	859,535	≥	6.0%	1,146,046	≥	8.0%
Tier 1 capital (to average assets)	2,004,510	10.52%	801,528	≥	4.0%	1,001,911	≥	5.0%
	December 31, 2021
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,262,740	16.04%	$1,128,900	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,017,497	14.30%	635,006	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,017,497	14.30%	846,675	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,017,497	12.03%	670,659	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,083,689	14.77%	$1,128,536	≥	8.0%	$1,410,670	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	1,949,237	13.82%	634,801	≥	4.5%	916,935	≥	6.5%
Tier 1 capital (to risk weighted assets)	1,949,237	13.82%	846,402	≥	6.0%	1,128,536	≥	8.0%
Tier 1 capital (to average assets)	1,949,237	11.62%	670,827	≥	4.0%	838,534	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At September 30, 2022, the Company's capital levels exceeded the buffer.
Dividend Restrictions The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company totaled $64.5 million and $33.9 million for the three months ended September 30, 2022 and 2021, respectively and totaled $142.7 million and $38.9 million for the nine months ended September 30, 2022 and 2021, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At each of September 30, 2022 and December 31, 2021 there were $61.0 million in trust preferred securities included in the Tier 2 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management The following table presents total assets under administration and number of accounts held by the Rockland Trust Investment Management Group at the following dates:
Table 12 - Assets Under Administration

	September 30 2022	December 31 2021	September 30 2021
	(Dollars in thousands)
Assets under administration	$5,091,592	$5,726,368	$5,434,971
Number of trust, fiduciary and agency accounts	6,487	6,379	6,368
Despite strong new asset inflows, assets under administration at September 30, 2022 decreased compared to December 31, 2021, driven primarily by depressed market valuations experienced during the first nine months of 2022. Included in these amounts as of September 30, 2022 and December 31, 2021 are assets under administration of $361.0 million and $447.4 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group was $7.8 million and $8.1 million for the three months ended September 30, 2022 and 2021, respectively, and $23.6 million for the nine months ended September 30, 2022 and 2021.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.
The Bank has an agreement with LPL Financial ("LPL") and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients. Retail investments and insurance revenue was $601,000 and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and $2.9 million and $2.8 million for the nine months ended September 30, 2022 and 2021, respectively.

RESULTS OF OPERATIONS
    The following table provides a summary of results of operations for the three and nine months ended September 30, 2022 and 2021:
Table 13 - Summary of Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Net income	$71,897	$40,007	$186,770	$119,290
Diluted earnings per share	$1.57	$1.21	$4.00	$3.61
Return on average assets	1.43%	1.11%	1.25%	1.15%
Return on average equity	9.90%	9.04%	8.51%	9.20%
Net interest margin	3.64%	2.78%	3.33%	3.00%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the third quarter of 2022 was $163.6 million, representing an increase of $73.3 million, or 81.2%, when compared to the third quarter of 2021. For the nine months ended September 30, 2022, the net interest income on a FTE basis was $447.9 million, representing an increase of $168.2 million, or 60.1%, when compared to the year ago period. The year-over-year increases in net interest income are primarily attributable to the Meridian acquisition which closed during the fourth quarter of 2021, as well as the positive impact of asset repricing in the rising rate environment and relatively stable funding costs experienced through September 30, 2022, partially offset by reduced PPP fee income.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ended September 30, 2022 and 2021. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income tax rate that would have been paid if the income had been fully taxable.
Table 14 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended September 30
	2022			2021
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$1,156,143	$6,519	2.24%	$2,135,031	$815	0.15%
Securities
Securities - trading	3,730	—	—%	3,498	—	—%
Securities - taxable investments	3,024,802	13,243	1.74%	1,880,863	7,792	1.64%
Securities - nontaxable investments (1)	196	1	2.02%	468	5	4.24%
Total securities	$3,028,728	$13,244	1.73%	$1,884,829	$7,797	1.64%
Loans held for sale	4,263	51	4.75%	30,143	193	2.54%
Loans (2)
Commercial and industrial (1)	1,520,924	19,289	5.03%	1,640,422	15,309	3.70%
Commercial real estate (1)	7,760,470	85,284	4.36%	4,232,575	41,469	3.89%
Commercial construction	1,157,876	14,875	5.10%	507,393	4,916	3.84%
Small business	207,546	2,819	5.39%	181,953	2,341	5.10%
Total commercial	10,646,816	122,267	4.56%	6,562,343	64,035	3.87%
Residential real estate	1,909,066	16,533	3.44%	1,231,606	10,955	3.53%
Home equity	1,076,040	11,869	4.38%	1,007,371	9,043	3.56%
Total consumer real estate	2,985,106	28,402	3.77%	2,238,977	19,998	3.54%
Other consumer	31,883	523	6.51%	25,929	398	6.09%
Total loans	$13,663,805	$151,192	4.39%	$8,827,249	$84,431	3.79%
Total interest-earning assets	$17,852,939	$171,006	3.80%	$12,877,252	$93,236	2.87%
Cash and due from banks	192,003			144,556
Federal Home Loan Bank stock	5,745			8,904
Other assets	1,854,870			1,268,199
Total assets	$19,905,557			$14,298,911
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$6,224,690	$2,110	0.13%	$4,426,106	$338	0.03%
Money market	3,459,212	3,025	0.35%	2,375,492	443	0.07%
Time deposits	1,246,841	974	0.31%	795,943	852	0.42%
Total interest-bearing deposits	$10,930,743	$6,109	0.22%	$7,597,541	$1,633	0.09%
Borrowings
Federal Home Loan Bank borrowings	$12,876	$55	1.69%	$31,118	$165	2.10%
Long-term borrowings	—	—	—%	18,742	77	1.63%
Junior subordinated debentures	62,854	589	3.72%	62,852	432	2.73%
Subordinated debentures	49,847	617	4.91%	49,753	617	4.92%

Total borrowings	$125,577	$1,261	3.98%	$162,465	$1,291	3.15%
Total interest-bearing liabilities	$11,056,320	$7,370	0.26%	$7,760,006	$2,924	0.15%
Noninterest bearing demand deposits	5,641,742			4,502,045
Other liabilities	325,507			280,754
Total liabilities	$17,023,569			$12,542,805
Stockholders' equity	2,881,988			1,756,106
Total liabilities and stockholders' equity	$19,905,557			$14,298,911
Net interest income (1)		$163,636			$90,312
Interest rate spread (3)			3.54%			2.72%
Net interest margin (4)			3.64%			2.78%
Supplemental information
Total deposits, including demand deposits	$16,572,485	$6,109		$12,099,586	$1,633
Cost of total deposits			0.15%			0.05%
Total funding liabilities, including demand deposits	$16,698,062	$7,370		$12,262,051	$2,924
Cost of total funding liabilities			0.18%			0.09%

(1)The total amount of adjustment to interest income and yield on a FTE basis was $1.0 million and $220,000 for the three months ended September 30, 2022 and 2021, respectively. The FTE adjustment relates to tax exempt income relating to securities with average balances of $196,000 and $468,000 and tax exempt income relating to loans with average balances of $414.4 million and $61.2 million, for the three months ended September 30, 2022 and 2021, respectively.
(2)Includes average nonaccruing loans.
(3)Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 15 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Nine Months Ended September 30
	2022			2021
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$1,477,117	$10,222	0.93%	$1,782,463	$1,654	0.12%
Securities
Securities - trading	3,775	—	—%	3,267	—	—%
Securities - taxable investments	2,881,203	34,567	1.60%	1,550,859	21,603	1.86%
Securities - nontaxable investments (1)	198	5	3.38%	555	17	4.10%
Total securities	$2,885,176	$34,572	1.60%	$1,554,681	$21,620	1.86%
Loans held for sale	5,841	150	3.43%	35,953	675	2.51%
Loans (2)
Commercial and industrial (1)	1,531,421	53,816	4.70%	1,898,100	58,706	4.14%
Commercial real estate (1)	7,832,534	238,085	4.06%	4,195,200	123,377	3.93%
Commercial construction	1,180,509	40,599	4.60%	525,652	14,976	3.81%
Small business	202,151	7,891	5.22%	178,294	6,924	5.19%
Total commercial	10,746,615	340,391	4.23%	6,797,246	203,983	4.01%
Residential real estate	1,774,355	45,109	3.40%	1,242,991	34,449	3.71%
Home equity	1,051,921	29,709	3.78%	1,027,311	26,391	3.43%
Total consumer real estate	2,826,276	74,818	3.54%	2,270,302	60,840	3.58%
Other consumer	31,092	1,519	6.53%	23,382	1,241	7.10%
Total loans	$13,603,983	$416,728	4.10%	$9,090,930	$266,064	3.91%
Total interest-earning assets	$17,972,117	$461,672	3.43%	$12,464,027	$290,013	3.11%
Cash and due from banks	184,754			147,269
Federal Home Loan Bank stock	7,780			9,516
Other assets	1,853,818			1,256,066
Total assets	$20,018,469			$13,876,878
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$6,224,317	$3,418	0.07%	$4,292,992	$1,145	0.04%
Money market	3,517,459	4,191	0.16%	2,337,445	1,393	0.08%
Time deposits	1,355,861	2,718	0.27%	848,143	3,823	0.60%
Total interest-bearing deposits	$11,097,637	$10,327	0.12%	$7,478,580	$6,361	0.11%
Borrowings
Federal Home Loan Bank borrowings	$21,361	$311	1.95%	$34,185	$544	2.13%
Long-term borrowings	2,988	31	1.39%	23,434	282	1.61%
Junior subordinated debentures	62,854	1,298	2.76%	62,852	1,287	2.74%
Subordinated debentures	49,824	1,852	4.97%	49,729	1,852	4.98%
Total borrowings	$137,027	$3,492	3.41%	$170,200	$3,965	3.11%
Total interest-bearing liabilities	$11,234,664	$13,819	0.16%	$7,648,780	$10,326	0.18%
Noninterest bearing demand deposits	5,544,476			4,213,764
Other liabilities	303,308			280,002

Total liabilities	$17,082,448			$12,142,546
Stockholders' equity	2,936,021			1,734,332
Total liabilities and stockholders' equity	$20,018,469			$13,876,878
Net interest income (1)		$447,853			$279,687
Interest rate spread (3)			3.27%			2.93%
Net interest margin (4)			3.33%			3.00%
Supplemental information
Total deposit, including demand deposits	$16,642,113	$10,327		$11,692,344	$6,361
Cost of total deposits			0.08%			0.07%
Total funding liabilities, including demand deposits	$16,779,140	$13,819		$11,862,544	$10,326
Cost of total funding liabilities			0.11%			0.12%

(1)The total amount of adjustment to present interest income and yield on a FTE basis was $3.0 million and $658,000 for the nine months ended September 30, 2022 and 2021, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $198,000 and $555,000 and tax exempt income relating to loans with average balances of $411.9 million and $63.9 million for the nine months ended September 30, 2022 and 2021, respectively.
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
Table 16 - Volume Rate Analysis

	Three Months Ended September 30			Nine Months Ended September 30
	2022 Compared To 2021			2022 Compared To 2021
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$6,078	$(374)	$5,704	$8,851	$(283)	$8,568
Securities
Securities - taxable investments	712	4,739	5,451	(5,567)	18,531	12,964
Securities - nontaxable investments (1)	(1)	(3)	(4)	(1)	(11)	(12)
Total securities			5,447			12,952
Loans held for sale	24	(166)	(142)	40	(565)	(525)
Loans
Commercial and industrial (1)	5,095	(1,115)	3,980	6,451	(11,341)	(4,890)
Commercial real estate (1)	9,250	34,565	43,815	7,737	106,971	114,708
Commercial construction	3,657	6,302	9,959	6,966	18,657	25,623
Small business	149	329	478	41	926	967
Total commercial			58,232			136,408
Residential real estate	(448)	6,026	5,578	(4,067)	14,727	10,660
Home equity	2,210	616	2,826	2,686	632	3,318
Total consumer real estate			8,404			13,978
Other consumer	34	91	125	(131)	409	278
Total loans (1)(2)			66,761			150,664
Total income of interest-earning assets			$77,770			$171,659
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$1,635	$137	$1,772	$1,758	$515	$2,273
Money market	2,380	202	2,582	2,095	703	2,798
Time certificates of deposits	(361)	483	122	(3,394)	2,289	(1,105)
Total interest bearing deposits			4,476			3,966
Borrowings
Federal Home Loan Bank borrowings	(13)	(97)	(110)	(29)	(204)	(233)
Line of Credit	—	—	—			—
Long-term borrowings	—	(77)	(77)	(5)	(246)	(251)
Junior subordinated debentures	157	—	157	11	—	11
Subordinated debentures	(1)	1	—	(4)	4	—
Total borrowings			(30)			(473)
Total expense of interest-bearing liabilities			4,446			3,493
Change in net interest income			$73,324			$168,166

(1)Reflects income determined on a FTE basis. See footnote (1) to Table 14 and 15 in this Report for the related adjustments.
(2)Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an appropriate level of allowance for credit losses. The Company recorded a $3.0 million and a $1.0 million provision for credit losses for the three and nine months ended September 30, 2022, respectively, as compared to releases of provision for credit losses of $10.0 million and $17.5 million for the three and nine months ended September 30, 2021, respectively. The Company’s allowance for credit losses, as a percentage of total loans, was 1.08% at both September 30, 2022 and December 31, 2021, and 1.05% at September 30, 2021. The Company recorded net charge-offs of $6,000 and $609,000 for the three and nine months ended September 30, 2022, respectively, as compared to net charge-offs of $111,000 and $3.6 million for the three and nine months ended September 30, 2021, respectively. Refer to Note 4 "Loans, Allowance for Credit Losses and Credit Quality" within the Note to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses for the period.

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 17 - Noninterest Income

	Three Months Ended
	September 30		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Deposit account fees	$6,261	$4,298	$1,963	45.67%
Interchange and ATM fees	4,331	3,441	890	25.86%
Investment management	8,436	9,174	(738)	(8.04)%
Mortgage banking income	585	2,825	(2,240)	(79.29)%
Gain on life insurance benefits	477	—	477	100.00%
Increase in cash surrender value of life insurance policies	1,883	1,596	287	17.98%
Loan level derivative income	471	586	(115)	(19.62)%
Other noninterest income	5,751	4,537	1,214	26.76%
Total	$28,195	$26,457	$1,738	6.57%

	Nine Months Ended
	September 30		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Deposit account fees	$17,582	$11,704	$5,878	50.22%
Interchange and ATM fees	11,967	9,229	2,738	29.67%
Investment management	26,438	26,350	88	0.33%
Mortgage banking income	2,989	11,270	(8,281)	(73.48)%
Gain on life insurance benefits	600	258	342	132.56%
Increase in cash surrender value of life insurance policies	5,549	4,508	1,041	23.09%
Loan level derivative income	1,511	875	636	72.69%
Other noninterest income	15,729	12,476	3,253	26.07%
Total	$82,365	$76,670	$5,695	7.43%

The primary reasons for the variances in the noninterest income categories for the three and nine months ended September 30, 2022 as compared to the respective prior year periods shown in the preceding table include:
•Deposit account fees and interchange and ATM fees increased for the three and nine months ended September 30, 2022 in comparison to the same prior year periods driven primarily by increased transaction volume attributable to the larger customer base as a result of the Meridian acquisition.

•Investment management income decreased for the three months ended September 30, 2022, driven primarily by a decline in overall asset valuations and was consistent for the nine months ended September 30, 2022, as compared to the prior year period, primarily due to a higher volume of new asset inflows, which were offset by depressed market valuations.
•Mortgage banking income decreased for the three and nine months ended September 30, 2022 in comparison to the prior year periods, due primarily to overall reduced activity resulting from increased interest rates and a greater portion of new originations being retained in the Company's portfolio versus being sold in the secondary market during 2022.
•The cash surrender value of life insurance policies increased primarily due to the impact of policies acquired from Meridian.
•The changes in loan level derivative income primarily reflect customer demand during the respective periods.
•Other noninterest income increased for the three and nine months ended September 30, 2022, primarily attributable to increases in rental income from equipment leases, foreign currency exchange fees, credit card fee income, discounted purchases of Massachusetts historical tax credits, and a gain on the sale of a vacated office space recently acquired during the Meridian acquisition, partially offset by decreases in loan fees and income from like-kind exchanges.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 18 - Noninterest Expense

	Three Months Ended
	September 30		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$52,708	$42,235	$10,473	24.80%
Occupancy and equipment expenses	12,316	8,564	3,752	43.81%
Data processing & facilities management	2,259	1,673	586	35.03%
Consulting expense	2,547	1,560	987	63.27%
Software maintenance	2,497	2,018	479	23.74%
Amortization of intangible assets	1,898	1,310	588	44.89%
Debit card expense	1,936	1,347	589	43.73%
FDIC assessment	1,677	980	697	71.12%
Merger and acquisition expenses	—	1,943	(1,943)	(100.00)%
Other noninterest expenses	14,890	10,789	4,101	38.01%
Total	$92,728	$72,419	$20,309	28.04%

	Nine Months Ended
	September 30		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$150,957	$124,759	$26,198	21.00%
Occupancy and equipment expenses	37,255	26,543	10,712	40.36%
Data processing & facilities management	6,878	5,024	1,854	36.90%
Merger and acquisition expenses	7,100	3,674	3,426	93.25%
Software maintenance	7,706	5,903	1,803	30.54%
Consulting expense	7,057	5,443	1,614	29.65%
Amortization of intangible assets	5,801	4,037	1,764	43.70%
Debit card expense	5,562	3,693	1,869	50.61%
FDIC assessment	5,225	2,805	2,420	86.27%
Other noninterest expenses	45,249	33,522	11,727	34.98%
Total	$278,790	$215,403	$63,387	29.43%

The primary reasons for the variances in the noninterest expense categories for the three and nine months ended September 30, 2022 as compared to the respective prior year periods shown in the preceding table include:
•The increase in salaries and employee benefits was primarily attributable to the Company's increased workforce base following the Meridian acquisition.
•Occupancy and equipment expenses increased year-over-year, primarily driven by costs associated with the Company's expanded branch network, real estate and other fixed assets resulting from the Meridian acquisition, as well as increased depreciation expense on leased equipment.
•Data processing and facilities management expenses increased primarily due to the timing of certain initiatives and general increases associated with higher transaction volumes.
•The Company incurred merger and acquisition costs related to the Meridian acquisition of $7.1 million during the first quarter of 2022, primarily related to lease terminations associated with exited branch locations, along with additional integration costs and professional fees. Meridian related merger and acquisition costs were also incurred, to a lesser extent, during the nine months ended September 30, 2021, leading up to deal close during the fourth quarter of 2021.
•Software maintenance increased primarily due to the Company's continued investment in its technology infrastructure.
•FDIC assessment increased primarily due to an increased assessment base resulting from the Meridian acquisition.
•Consulting expense increased for the three and nine months ended September 30, 2022, primarily due to rollout of strategic initiatives during such periods.
•Other noninterest expense increased for the three and nine months ended September 30, 2022, primarily due to three full quarters of general increases associated with the Meridian acquisition, elevated unrealized losses on equity securities, and increased marketing and public relations costs.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 19 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
	(Dollars in thousands)
Combined federal and state income tax provision	$23,171	$14,122	$60,699	$38,506
Effective income tax rate	24.37%	26.09%	24.53%	24.40%
Blended statutory tax rate	27.11%	27.92%	27.11%	27.92%

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

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2039, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $183.9 million, of which $120.9 million had been funded as of September 30, 2022. It is expected that the limited partnership investments will generate a net tax benefit of approximately $3.3 million for the fiscal year 2022 and a total of $23.7 million over the remaining life of the investments from the combination of the tax credits and operating losses.
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
The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available Federal Home Loan Bank funding, less short-term liabilities relative to total assets, was within policy limits at September 30, 2022. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit include Federal Home Loan Bank collateral requirements, securities portfolio changes, and the mix of deposits.

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

The following table depicts current and unused liquidity capacity from various sources as of the dates indicated:

Table 20 - Liquidity Sources

	September 30, 2022		December 31, 2021
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$643	$1,739,262	$25,667	$1,622,494
Federal Reserve Bank of Boston (2)	—	1,206,651	—	1,176,486
Unpledged Securities	—	2,159,018	—	1,897,148
Line of Credit	—	85,000	—	85,000
Long-term borrowing (3)	—	—	14,063	—
Junior subordinated debentures (3)	62,855	—	62,853	—
Subordinated debt (3)	49,862	—	49,791	—
Reciprocal deposits (3)	751,133	—	998,121	—
Brokered deposits (3)	102,610	—	141,572	—
	$967,103	$5,189,931	$1,292,067	$4,781,128

(1)Loans with a carrying value of $2.6 billion and $2.3 billion at September 30, 2022 and December 31, 2021, respectively, were pledged to the Federal Home Loan Bank of Boston resulting in this additional unused borrowing capacity.
(2)Loans with a carrying value of $1.7 billion and $1.8 billion at September 30, 2022 and December 31, 2021, respectively, were pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.
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
The relative results of all scenarios and the impact to net interest income as they compare to the year 1 base scenario are outlined in the table below:
Table 21 - Interest Rate Sensitivity

	September 30
	2022		2021
	Year 1	Year 2	Year 1	Year 2
Parallel rate shocks (basis points)
-300	(15.2)%	(21.8)%	n/a	n/a
-200	(9.8)%	(11.3)%	n/a	n/a
-100	(3.4)%	0.5%	(3.4)%	(9.8)%
+100	2.4%	14.0%	8.4%	9.6%
+200	4.0%	18.1%	18.0%	22.8%
+300	6.4%	24.0%	27.9%	36.4%
+400	8.7%	29.9%	37.5%	49.5%

Gradual rate shifts (basis points)
-200 over 12 months	(3.9)%	(8.2)%	n/a	n/a
-100 over 12 months	(1.5)%	1.6%	(1.4)%	(8.0)%
+200 over 12 months	2.3%	17.5%	8.6%	20.3%
+400 over 24 months	2.3%	20.8%	8.6%	31.6%

Alternative scenarios
Flat up 200 basis points scenario	n/a	n/a	8.0%	17.8%

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

The most significant market factors affecting the Company’s net interest income during the nine months ended September 30, 2022 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate, LIBOR rates, the secured overnight financing rates ("SOFR"), and the interest rates being offered on long-term fixed rate loans.

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
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Information
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet financial instruments during the three months ended September 30, 2022.
See Note 6, "Derivative and Hedging Activities" and Note 10, "Commitments and Contingencies" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended September 30, 2022.

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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At September 30, 2022, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2022:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan or Program (2)
Period
July 1 to July 31, 2022	177,327	$79.25	177,327	$20,648,057
August 1 to August 31, 2022	111,433	$78.98	111,433	$11,847,362
September 1 to September 30, 2022	154,212	$76.48	154,212	$—
Total	442,972	$78.22	442,972
(1)Of these shares, none were surrendered in connection with the exercise and/or vesting of equity compensation grants to satisfy related tax withholding obligations.
(2)On January 20, 2022, the Company announced that its Board of Directors authorized a share repurchase program of up to $140 million in shares of the Company's common stock. The 154,212 shares repurchased under the program in September 2022 represented the balance of the $140 million in shares repurchased, completing the program.

On October 20, 2022, the Company announced the commencement of a new stock repurchase plan which authorizes repurchases by the Company of up to $120 million in common stock. Repurchases under the new plan may be made from time to time on the open market and in privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The extent to which the Company repurchases shares and the size and timing of these repurchases will depend on a variety of factors, including pricing, market and economic conditions, the Company’s capital position and amount of retained earnings and legal and contractual requirements. The repurchase plan is scheduled to expire October 19, 2023 and may be modified, suspended or discontinued without prior notice at any time.

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
INDEPENDENT BANK CORP.
(registrant)

November 3, 2022	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

November 3, 2022	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)