Form 10-K
period 2022-12-31
INDEPENDENT BANK CORP
filed 2023-02-28
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No  ☒

As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2022 was approximately $3,622,259,439.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. February 24, 2023 - 45,064,851

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Annual Report on Form 10-K. The definitive proxy statement relating to the 2023 Annual Meeting of Shareholders will be filed within 120 days of December 31, 2022.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this "Report"), including Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as "should," "will," "may," "expect," "believe," "view," "opportunity," "allow," "continues," "reflects," "typically," "usually," "anticipate," "could," "forecast," "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors discussed in Part I. Item 1A of this Report include, but are not limited to, the following:

•further weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area, including any future weakening caused by the Coronavirus ("COVID-19") pandemic and any uncertainty regarding the length and extent of economic contraction as a result of the pandemic;
•the effects of inflationary pressures, labor market shortages and supply chain issues;
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
•changes in market interest rates for interest earning assets and/or interest bearing liabilities and changes related to the phase-out of the London Interbank Offered Rate ("LIBOR");
•increased competition in the Company’s market areas;
•adverse weather, changes in climate, natural disasters, geopolitical concerns, including those arising from the conflict between Russia and Ukraine;
•the emergence of widespread health emergencies or pandemics, any further resurgences or variants of the COVID-19 virus, the efficacy and availability of vaccines, boosters or other treatments, actions taken by governmental authorities in response thereto, other public health crises or man-made events, and their impact on the Company's local economies or the Company's operations;
•a deterioration in the conditions of the securities markets;
•a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, or uncertainties surrounding the debt ceiling and the federal budget;
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
•the Company's potential judgments, claims, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory and government actions;
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

PART I

ITEM 1. BUSINESS

General

Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company ("Rockland Trust" or the "Bank"), a Massachusetts trust company chartered in 1907. The Bank provides a wide range of banking, investment and financial services, operating with over 120 retail branches, as well as a network of commercial and residential lending centers, and investment management offices primarily in Eastern Massachusetts, Worcester County, and Rhode Island. Rockland Trust also offers a full suite of mobile, online, and telephone banking services. At December 31, 2022, the Company had total assets of $19.3 billion, total deposits of $15.9 billion, and stockholders’ equity of $2.9 billion.

Subsidiaries

At December 31, 2022, Independent Bank Corp.’s consolidated subsidiaries included the Company’s banking subsidiary, Rockland Trust, which is the Company’s only reportable operating segment. Rockland Trust had the following wholly-owned corporate subsidiaries:

•Six Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., Taunton Avenue Securities Corp., Goddard Ave Securities Corp., MFLR Securities Corporation, and BH Security Corporation;
•RTC LIHTC Investments LLC and Rockland MHEF Fund LLC, established to invest primarily in Massachusetts-based low-income housing tax credit projects;
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

In addition, the Company is currently the sponsor of Independent Capital Trust V, a Delaware statutory trust, Central Bancorp Capital Trust I, a Delaware statutory trust, and Central Bancorp Statutory Trust II, a Connecticut statutory trust, each of which was formed to issue trust preferred securities. These statutory trusts are not included in the Company's consolidated financial statements.

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

The Bank’s market area is attractive and entry into the market by financial institutions previously not competing in the market area may continue to occur which could impact the Bank’s growth or profitability. The Bank’s market area is generally comprised of Eastern Massachusetts, as well as Worcester County and Rhode Island.

Lending Activities

The Bank’s gross loan portfolio (loans before allowance for credit losses) amounted to $13.9 billion on December 31, 2022, or 72.2% of total assets. The Bank’s borrowers consist of small-to-upper middle market sized businesses and consumers. Substantially all of the Bank’s commercial, consumer real estate, and other consumer loan portfolios consist of loans made to residents of and businesses located in the Bank’s market area. The majority of the real estate loans in the Bank’s loan portfolio are secured by properties located within this market area.

Although the Bank judges its borrowers' creditworthiness, the risk of deterioration in borrowers’ abilities to repay their loans in accordance with their existing loan agreements is inherent in any lending function. Loans are approved based upon a hierarchy of authority, predicated upon the size of the loan. Levels within the hierarchy of lending authorities range from individual lenders to the Loan Approval Committee levels. In accordance with federal and state banking law, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $569.7 million at December 31, 2022, which is the Bank’s legal lending limit. Notwithstanding the foregoing, the Bank has established a more restrictive limit of $190.0 million as of December 31, 2022, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s self-imposed restrictive limit. The Bank’s largest relationship as of December 31, 2022 consisted of 10 loans with an aggregate exposure of $171.0 million.

Loan Portfolio    The following table shows the balance of the gross average loan portfolio by category, the percentage of the gross average loan portfolio, and the percentage of total interest income that the loans generated, by category, for the fiscal years indicated:

	Average Balance for the Year Ended	% of Total Loans	% of Total Interest Income Generated for the Years Ended December 31,
	December 31, 2022		2022	2021	2020
	(Dollars in thousands)
Commercial	$10,742,651	78.6%	72.9%	71.8%	67.9%
Consumer real estate	2,892,721	21.2%	16.7%	19.6%	23.6%
Other consumer	31,986	0.2%	0.3%	0.4%	0.5%
Total	$13,667,358	100.0%	89.9%	91.8%	92.0%

Commercial Loans    Commercial loans consist of commercial real estate loans, commercial construction loans, commercial and industrial loans, and small business loans (which generally consist of loans to businesses with commercial credit needs of less than or equal to $750,000). The Bank offers secured and unsecured commercial loans for business purposes. Commercial loans may be structured as term loans or as revolving/nonrevolving lines of credit, and include overdraft protection, letters of credit, and automatic clearinghouse ("ACH") exposure. Secured loans may be collateralized by either owner or nonowner-occupied commercial mortgages or other assets.

The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration. Although terms vary, commercial real estate loans typically are underwritten with maturities up to ten years. These loans generally have amortization periods of 20 to 25 years. It is the Bank’s practice to obtain personal guarantees from the principals of the borrower on commercial real estate loans and to obtain financial statements at least annually from all commercial and multi-family borrowers. Commercial real estate lending entails additional risks as compared to residential real estate lending as these loans typically involve larger loan balances to single borrowers or groups of related borrowers. Construction loans within this category also present a degree of risk may be affected by a variety of factors, such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. Development of commercial real estate projects also may be subject to numerous land use and environmental issues. The payment experience on nonowner-occupied commercial real estate projects is typically dependent on the successful operation of the real estate project, which can be significantly impacted by supply and demand conditions within the markets for commercial, retail, office, industrial/warehouse and multi-family tenancy.

The Bank believes this portfolio is well diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, and recreational facilities. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums.

The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2022:

Commercial Real Estate Portfolio by Property Type
Total Portfolio of $8.9 billion
All Other: 11.4%
Strip Malls: 7.8%
Hotels/Motels: 8.1%
Industrial Warehouse: 10.2%
Commercial Buildings: 16.8%
Office Buildings: 14.3%
Residential - Related: 31.4%

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$1,602
Largest individual commercial real estate mortgage outstanding	$63,118
Commercial real estate nonperforming loans/commercial real estate loans	0.18%
Owner occupied commercial real estate loans/commercial real estate loans	11.7%

Commercial and industrial loans consist of both term loans and revolving lines of credit. Term loans generally have a repayment schedule of five years or less and are collateralized by equipment, machinery or other business assets. In addition, the Bank generally obtains personal guarantees from the principal owners of the borrower for its commercial and industrial loans. Revolving lines of credit, including asset-based lines, are typically collateralized by accounts receivable, inventory, or both, as well as other business assets. Commercial revolving lines of credit and asset based lines generally are reviewed on an annual basis and usually require either a borrowing base formula or varying levels of substantial repayment of principal during the course of a year. Additionally, other commercial term loans are typically secured by owner occupied commercial real estate and/or machinery and equipment. To limit the risk within this portfolio, the loans are made across a diverse set of industry groups. The following pie chart shows the diversification of the commercial and industrial portfolio as of December 31, 2022:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $1.6 billion

All Other (10 Sectors): 17.2%
Retail Trade: 22.2%
Professional, Scientific, and Technical Services: 5.4%
Finance and Insurance: 6.1%
Real Estate/Rental and Leasing: 15.3%
Manufacturing: 8.0%
Wholesale Trade: 8.9%
Construction: 8.9%
Admin/Support/Waste Mgmt/Remediation: 8.0%

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$410
Largest individual commercial and industrial loan outstanding	$37,650
Commercial and industrial nonperforming loans/commercial and industrial loans	1.63%

Consumer Loans    The Bank’s consumer portfolio consists of real estate loans comprised of residential mortgages and home equity loans and lines, all secured by one-to-four family residential properties, as well as other consumer loans. Residential mortgages are offered in amounts based on up to 97% of the lesser of the appraised value of the residential property securing the loan or the purchase price, and generally requires borrowers to obtain private mortgage insurance when the amount of the loan exceeds 80% of the value of the property. The Bank’s residential real estate loans are generally originated under terms, conditions and documentation which permit sale in the secondary market. In order to protect the properties securing its residential and other real estate loans, the Bank requires title insurance protecting the priority of its mortgage lien, as well as fire, extended casualty, and flood insurance, when necessary. Independent appraisers assess properties securing all of the Bank’s first mortgage real estate loans, as required by regulatory standards. Home equity loans and lines may be secured by a first or second mortgage on the borrower’s residence, second home or residential investment properties. The Bank will typically originate home equity loans and lines in an amount up to 80% of the appraised value, hybrid valuation methods or automated valuation methods, reduced for any loans outstanding that are secured by such collateral. Other consumer loans primarily consist of investment management secured lines of credit, installment loans and overdraft protection lines. The consumer real estate loan portfolio at December 31, 2022 was as follows:

Consumer Portfolio Composition
Total Portfolio of $3.2 Billion
Other consumer: 1.1%
Home equity - subordinate positions: 16.5%
Home equity - first position: 17.9%
Residential real estate: 64.5%

Sources of Funds

The Bank's primary sources of funds are derived from deposits and to a lesser extent, borrowings as well as the amortization, prepayment, and maturities of loans and securities.

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
Rockland Trust’s 124 branch locations feature expanded use of video-tellers, and are supplemented by internet and mobile banking services as well as automated teller machine ("ATM") cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and 28 additional remote ATM locations. The ATM cards and debit cards also allow customers access to a variety of national and international ATM networks. The Bank's mobile banking services give customers the ability to use a variety of mobile devices to check balances, track account activity, pay bills, search transactions, and set up alerts for text or e-mail messages for changes in their account. Customers can also transfer funds between Rockland Trust accounts, deposit checks into their account, and identify the nearest branch or ATM directly from their mobile device. Rockland Trust also now offers person-to-person payment capabilities, allowing for simple and secure funds transfers between most banks and credit unions.

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

Pursuant to Section 38 of the Federal Deposit Insurance Act, Federal banking agencies are required to take “prompt corrective action” if an insured depository institution fails to meet certain capital adequacy standards. The following table summarizes the minimum capital levels under the Rules:

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
The Company is currently in compliance with the above-described regulatory capital requirements. See Note 19, "Regulatory Matters" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report for more information.

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

Community Reinvestment Act ("CRA")    Pursuant to the CRA and similar provisions of Massachusetts law, regulatory authorities review the performance of the Company and the Bank in meeting the credit needs of the communities served by the Bank. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of new branches, branch relocations, the engagement in certain additional financial activities under the GLBA, and acquisitions of banks and bank holding companies. The FDIC and the Massachusetts Division of Banks have assigned the Bank a CRA rating of "Outstanding"as of the latest examination.

Bank Secrecy Act    The Bank Secrecy Act requires financial institutions to monitor account activity, keep records and file reports that are determined to have a high degree of usefulness in criminal, tax and regulatory matters, and to implement anti-money laundering programs and compliance procedures.

USA Patriot Act    The Patriot Act strengthens U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act ("EGRRCPA") was signed into law, making certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulations. While the EGRRCPA eased some regulatory obligations imposed by the Dodd-Frank Act, including the requirement to conduct stress testing, it had minimal impact on the Company’s operations.

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

Collins Amendment The Collins Amendment includes provisions which are intended to subject bank holding companies to the same capital requirements as bank subsidiaries and to eliminate, or significantly reduce, the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Accordingly, under the Collins Amendment, trust preferred securities are generally excluded from regulatory capital; however, bank holding companies with consolidated assets of less than $15 billion as of December 31, 2009 have been able to include these instruments in Tier 1 capital, but no such securities issued after the Collins Amendment was put in place in 2010 are permitted to be included in regulatory capital. Additionally, if any bank holding company exceeds the $15 billion threshold as a result of an acquisition, subsequent to December 31, 2016, then these hybrid capital instruments are phased out of Tier 1 capital and generally included within Tier 2 capital, prospectively.

Consumer Protection Regulations As a financial institution with more than $10 billion in assets, the Bank is supervised by the Consumer Financial Protection Bureau (“CFPB”) for consumer protection purposes. The CFPB’s regulation of the Bank is focused on risks to consumers and compliance with the federal consumer financial laws and includes regular examinations of the Bank. The CFPB, along with the Department of Justice and bank regulatory authorities, also seeks to enforce discriminatory lending laws. In such actions, the CFPB and others have used a disparate impact analysis, which measures discriminatory results without regard to intent. Consequently, unintentional actions by the Bank could have a material adverse impact on our lending and results of operations if the actions are found to be discriminatory by our regulators.

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

Rockland Trust has been named one of the Boston Globe’s Top Places to Work for 14 years running and has continued to be the top rated Bank in its size category since 2015. In addition to the Globe's ranking, Rockland Trust has been recognized as a "Best Place to Work" for LGBTQ Equality, scoring 100% on the Human Rights Campaign’s Corporate Equality Index since 2016.

Demographics As of December 31, 2022, Rockland Trust employed 1,739 total colleagues, 719 of whom are officers of the Bank. The Company's largest business units, in terms of total headcount, include Retail, Commercial, and Operations employing 43.5%, 16.3% and 7.3% of colleagues, respectively. Other business units include Audit, Executive, Executive Administration, Finance, Human Resources, Investment Management Group, Information Technology, Marketing, Mortgage, and Risk. Rockland Trust’s average full time equivalent was 1,666, as of December 31, 2022.

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

Colleagues are also offered a full suite of learning and development programs designed to support professional growth and career advancement. Formal colleague development programs include the Rising Stars Development Program (for entry-level colleague career advancement), Commercial Lender Development Program, and the Management Development Program. Colleagues are also invited to participate in the Company's Online Learning Platform and in-house training opportunities. Many of the Company's training and development programs are built on Gestalt-based leadership principles, developed by the Gestalt International Study Center. Rockland Trust also offers Tuition Reimbursement through Cambridge College Global and other colleges and universities. In addition, the Company also offers a robust summer internship program, typically hiring 10-15 summer interns across the Bank each year.

Rockland Trust encourages colleagues to continually seek ways to learn and grow. The Company's Performance Management and Feedback System allows managers to formally recognize colleagues’ achievements and identify goals and areas for improvement. In addition to this annual feedback, colleagues are also periodically spotlighted in many other ways. Colleagues are encouraged to recognize each other's excellent internal and external customer service through a peer recognition, “You Make a Difference” award, and managers are also provided the opportunity to recognize colleagues privately, through “Kudos”. In order to celebrate the academic achievements of colleagues, an annual recognition luncheon is hosted by the Company's Chief Executive Officer when they receive a degree or certification. The Company recognizes colleagues that find ways to make work easier and more efficient with our "Transforming Organizational Process" award. Colleagues are also recognized for extraordinary efforts through annual “Shining Star” awards and other awards at the annual all employee meeting.

Community Outreach    In 2022, the affiliated charitable foundations of Rockland Trust, including Rockland Trust Charitable Foundation Inc., Rockland Trust – Blue Hills Charitable Foundation, and Rockland Trust-East Boston Savings Bank Charitable Foundation Inc. (collectively, the "Foundations") donated over $1.9 million to 318 nonprofit organizations throughout the Company’s footprint. In total, the Bank and these affiliated Foundations gave over $3.2 million to 761 local nonprofit and community organizations.

Commitment to Diversity, Equity and Inclusion At Rockland Trust, management believes each relationship matters, and that statement goes far beyond the Company's customers. Rockland Trust has an inclusive workforce that enables the

Company to better perform for its customers and the diverse communities in which it operates. There has been an established diversity and inclusion program for over 17 years, which continues to grow and evolve. As of December 31, 2022, approximately 64% of the Company's workforce was comprised of women and approximately 21% was comprised of professionals of color.

Rockland Trust works to ensure colleagues have an opportunity to be heard, valued and engaged. Rockland Trust offers three Employee Resource Groups ("ERGs"): Inclusion Network, Women of Action, and Pride Alliance. These voluntary, employee-led groups join together to provide opportunities for colleagues to get involved in making the Company's workforce and communities more inclusive and equitable.

In addition to the efforts described above, there are many other ways the Company promotes diversity and inclusion among its workforce. In 2004, the Company formed a Diversity and Inclusion Council, which is comprised of Executive and Senior Leaders from all business units, with a purpose to develop strategic priorities through collaboration with the ERGs and business units to execute these priorities. Rockland Trust also partners with diverse organizations to support diverse recruitment efforts and provide professional development opportunities for professionals of color. For example, each year Rockland Trust invites colleagues to participate in The Partnership, a third-party organization that offers leadership development programs for racially and ethnically diverse professionals throughout New England. In 2022, seven colleagues participated in The Partnership. Since 2008, more than 30 professionals of color have taken part in this offering and many have received promotions into higher responsibility roles.

The Company launched a specialized development program, Strategies and Tactics for Emerging Professionals, in April 2021 to address the factors that can help advance the careers of professionals of color. Since the conclusion of the first cohort, 63% of participants have been promoted, many more than once, and one participant has been promoted to an officer-level role. Future cohorts will be launched and the Company looks forward to the continued success and development of participants in this program.

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

ITEM 1A. RISK FACTORS

Risks Related to the COVID-19 Pandemic and Resulting Economic Conditions

The economic effects of the COVID-19 pandemic continue to adversely affect the Company and its customers, counterparties, employees, and third-party service providers, and the full extent of the adverse impacts on the Company's business, financial position, results of operations, and prospects are unknown and could be significant.

The COVID-19 pandemic has resulted in widespread volatility and deterioration in business, economic, and market conditions and household incomes, including in the Commonwealth of Massachusetts where the Company conducts nearly all of its business, and has led to disruptions in global supply chains, inflationary pressures, increased unemployment levels and a slowdown in economic activity. The extent of the impact of the COVID-19 pandemic and resulting economic deterioration on the Company's capital and liquidity, and on its business, results of operations, financial position and prospects generally will depend on a number of evolving factors, including:

The effect on the Company's customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties, including recent inflationary pressures, the labor market shortage, unemployment rates and supply chain disruptions, are affecting individuals, households, and businesses differently and unevenly. Many have changed their behavior in response to these pressures and have limited their discretionary spending. As a result, the Company's credit, operational, and other risks have generally increased and, for the foreseeable future, may remain elevated or increase further.

The effect on economies and markets. National, regional, and local economies (including the local economies in the markets areas which the Company serves) and markets have suffered disruptions due to inflationary pressures, supply chain disruptions and market volatility, and these disruptions could be long lasting. Governmental actions are meaningfully influencing the interest-rate environment and financial-market activity, which could adversely affect the Company's results of operations and financial condition.

The duration, extent, and severity of the economic effects of the pandemic and the pace of recovery. There remains substantial uncertainty surrounding the pace of economic recovery and the return of business and consumer confidence.

Measures taken in 2020 and 2021 to partially mitigate the adverse effects of their containment measures, including the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act"), the American Rescue Plan Act, also referred to as the COVID-19 Stimulus Package, and Federal Reserve actions to reduce the target range for the federal funds rate, and to purchase Treasury securities and agency mortgage-backed securities, have been eliminated or reduced. In 2022, in an effort to arrest inflation, the Federal Reserve began raising interest rates, ceased U.S. Treasury securities purchases and began to reduce its holdings of these securities, and these actions may continue in 2023.

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

The Company is unable to estimate the near-term and ultimate effects of the economic impacts of the COVID-19 pandemic on the Company's business and operations at this time. The pandemic and the resulting economic effects could cause the Company to experience higher credit losses in its lending portfolio, additional increases in the allowance for credit losses, impairment of goodwill and other financial assets, diminished access to capital markets and other funding sources, further reduced demand for the Company's products and services, and other negative impacts on the Company's financial position, results of operations, and prospects. In addition, while the Company continues to anticipate that its capital and liquidity positions will be sufficient, sustained adverse effects may impair these positions, prevent the Company from satisfying its minimum regulatory capital ratios and other supervisory requirements, and result in downgrades in its credit ratings.

COVID-19 and the volatile economic conditions stemming from it, or any future outbreak of a COVID-19 variant that results in widespread control measures, could also precipitate or contribute to the other risk factors identified in this Report, which in turn could materially adversely affect the Company's business, financial position, results of operations, prospects, and its stock price, and may also affect the Company's business in a manner that is not presently known to it or that the Company currently does not consider to present significant risks to its business, financial position, results of operations or prospects.

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

Factors such as inflation, recession, unemployment, money supply, global disorder, instability in domestic and foreign financial markets, political uncertainty, and other factors beyond the Company’s control, may affect interest rates. Changes in market interest rates also affect the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, which can impact the expected timing of receipt of proceeds. Particularly in a decreasing interest rate environment, prepayments may result in proceeds having to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Conversely, in a period of rising interest rates such as the current interest rate environment, the interest income earned on the Company’s assets may not increase as rapidly as the interest that the Company pays on its liabilities. Additionally, increases in interest rates may decrease loan demand or make it more difficult for borrowers to repay variable rate loans.

Potential sovereign debt defaults, actions that the U.S. government may take to avoid exceeding the debt ceiling, or uncertainties surrounding the debt ceiling and the federal budget may severely impact global and domestic economies and may lead to significantly tighter liquidity and impact the availability of credit. Economic growth may continue to slow down and the national or global economy may experience additional downturns, including recessionary periods. Market disruption, including potential disruption resulting from inflation and global supply chain interruption, government and central bank policy actions designed to counteract the effects of recession, changes in investor expectations regarding compensation for market risk, credit risk and liquidity risk and changing economic data could impact both the volatility and magnitude of the directional movements of interest rates. Although the Company pursues an asset/liability management strategy designed to manage its risk arising from changes in interest rates, the Company's strategy may not be fully effective, or may be effective in part, and changes in market interest rates can have a material adverse effect on the Company’s profitability.

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

The Company's emphasis on originating commercial loans may increase lending risks. At December 31, 2022, 77.3% of the Company's loan portfolio consisted of commercial loans. The Company's commercial loan portfolio includes commercial and industrial loans, commercial real estate loans, commercial constructions, and small business banking loans. Commercial and industrial loans may expose the Company to additional risks since their underwriting is typically based on the borrower's ability to make repayments from the cash flow of its business and are secured by non-real estate collateral that may depreciate over time. Commercial real estate loans and small business loans generally expose the Company to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the continuity of tenant rental payments. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Commercial construction loans are generally considered to involve a higher degree of credit risk than long-term financing on owner-occupied residential real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction as compared to estimated costs. Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the future cash flow and value of the involved property that serves as loan collateral. Additionally, some commercial borrowers may have more than one outstanding loan with the Company and, as a result, an adverse development with respect to a commercial credit relationship may expose the Company to greater risk of loss as compared to an adverse development associated with a consumer loan borrower.

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

The costs of compliance with fair lending laws or negative outcomes with respect to challenges of the Company’s compliance with such laws, inclusive of laws impacting banks exceeding $10 billion in total assets, could have a material adverse effect on the Company’s business, financial condition or results of operations or could damage the Company’s reputation. The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose non-discriminatory lending and other requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the FDIC and the Consumer Financial Protection Bureau ("CFPB"), are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA and other fair lending laws and regulations could result in, among other sanctions, the required payment of damages and civil monetary penalties, injunctive relief, imposition of restrictions on acquisitions and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. The costs of defending, and any adverse outcome from, any challenge with respect to our compliance with fair lending laws could damage our reputation or could have a material adverse effect on our business, financial condition or results of operations.

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

Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect the Company’s business, financial condition, or results of operations. After December 31, 2021, the ICE Benchmark Administration Limited (the “IBA”), the administrator of LIBOR, ceased publishing one-week and two-month USD LIBOR, in addition to certain other non-USD tenors. The IBA expects to continue to publish all remaining USD LIBOR tenors through June 30, 2023, with the overnight and 12-month tenors ceasing immediately thereafter and the one-month, three-month and six-month tenors becoming non-representative from that date. In the United States, the Alternative Reference Rates Committee of the Federal Reserve has recommended the use of a Secured Overnight Funding Rate (“SOFR”), which is a backward looking secured rate as opposed to a forward looking unsecured rate, as a replacement for LIBOR, and the Company has selected SOFR as its preferred replacement index rate. The Adjustable Interest Rate (LIBOR Act), which was signed into law on March 15, 2022, provides that a LIBOR-based benchmark in any contract that contains no or inadequate “fallback provisions” will be automatically replaced, once LIBOR ceases to be published, by a benchmark replacement selected by the Federal Reserve. On December 16, 2022, the Federal Reserve adopted a final rule implementing the LIBOR Act that, among other things, identifies the applicable SOFR-based benchmark replacements under the LIBOR Act. For derivative contracts, International Swap Dealers Association ("ISDA") has developed fallback language for swap agreements and established a protocol to allow counterparties to modify legacy trades to include the new fallback language.

The Company has established a working group to guide its transition from LIBOR. The Company ceased originating any LIBOR-based products as of December 31, 2021 and all contracts executed subsequent to December 31, 2021 will be written with SOFR-based terms. The working group has identified all LIBOR-related loan contracts and determined which will require amended language to incorporate the alternative reference rate, and the Company has executed agreements with the majority of its customers to adopt the fallback language protocol.

Although the Company has incorporated LIBOR replacement language in many of its governing documents, the Company will continue to have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk for the Company. As SOFR is calculated differently from LIBOR, payments under contracts referencing SOFR-based rates will differ from those referencing LIBOR. The transition could change the Company’s market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Further, the Company’s failure to adequately manage the transition process with its customers could impact its reputation. Although the Company is currently unable to assess what the ultimate impact of the transition from LIBOR will be, any market-wide transition away from LIBOR could adversely affect our business, financial condition and results of operations.

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

Changes in U.S. trade policies and other global political factors beyond the Company’s control, including the imposition of tariffs, retaliatory tariffs, or other sanctions, may adversely impact the Company's business, financial condition and results of operations. There have been, and may be in the future, changes and discussions with respect to U.S. and international trade policies, legislation, treaties and tariffs, embargoes, sanctions and other trade restrictions. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that customers import or export, or a trade war or other related governmental actions related to tariffs, international trade agreements or policies or other trade restrictions have the potential to negatively impact the Company's and/or the Bank's customers' costs, demand for the Bank's customers' products, and/or the U.S. economy or certain sectors thereof and, thus, could adversely impact the Company's business, financial condition and results of operations. In addition, to the extent changes in the global political environment, including the Russia-Ukraine conflict, have had and may continue to have a negative impact on the Company or on the markets in which the Company operates, business, results of operations and financial condition could be materially and adversely impacted in the future.

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

Risks Related to the Company's Strategic Activities

Part of the Company’s business strategy is growth through acquisitions, and the failure to execute effectively on acquisitions could have an impact on the Company's earnings and results of operations.    While focusing on organic growth, the Company's strategy also includes, in part, growth through acquisitions. The Company may not be able to identify suitable acquisition candidates, or complete acquisitions. Further, the success of any acquisition depends on the ability to effectively integrate the acquired business, including integrating operations and achieving synergies and cost efficiencies. Acquisitions can be disruptive as they result in diversion of management's attention from other business activities and can consume significant executive and employee resources as the Company integrates the target's operations and functional business into its operations and business. The Company may experience complications or delays while integrating. In addition, once integrated, acquired businesses may not achieve levels of expected profitability or profitability comparable to those achieved by the Company’s existing operations, or otherwise may not perform as expected. Further acquisitions involve numerous risks, including lower than expected performance or higher than expected costs, potential dilution of stockholder value, changes in relationships with customers, and the potential loss of key employees. In addition, the Company may not be successful in mitigating deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and the Company may not be able to acquire other institutions on acceptable terms. The ability to grow may be limited if the Company is unable to successfully make acquisitions in the future.

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

The Company may not realize the value of strategic investments and strategic initiatives that it pursues and such investments and initiatives could divert resources or introduce unforeseen risks to the Company’s business. The Company may execute strategic initiatives or make other strategic investments in businesses, products, technologies or platforms to enhance or grow its business. These strategic initiatives and investments may introduce new costs or liabilities which could impact the Company’s ability to grow or maintain acceptable performance. The Company may be unable to integrate systems, personnel or technologies from its strategic investments and initiatives. Strategic investments and initiatives may also present unforeseen legal, regulatory or other challenges that the Company may not be able to manage effectively. The planning and integration of a strategic investment or initiative may shift employee time and other resources which could impair the Company’s ability to focus on our core business. New strategic investments and strategic initiatives may not perform as expected due to lack of acceptance by customers or employees, higher than forecasted costs or losses, lengthy transition periods, synergies or savings not being realized and a variety of other factors. This may result in a delay or unrealized benefit, or in some cases, increased costs or other unforeseen risks to the Company’s business.

Risks Related to Financial and Accounting Matters

The Company’s securities portfolio performance in difficult market conditions could have adverse effects on the Company’s results of operations.    Under accounting principles generally accepted in the United States of America ("GAAP"), the Company measures expected credit losses on its securities portfolios in accordance with the CECL methodology, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of amortized cost, as well as other factors. Adverse developments with respect to one or more of these factors could require the Company to recognize an allowance for credit losses, with the credit related portion of the reduction in the value required to be recognized as a charge to the Company’s earnings. Market volatility can make it extremely challenging to accurately value certain securities the Company holds. Subsequent periodic valuations of securities, taking into consideration then prevailing factors, may result in changes to valuations. Significant negative changes to valuations could result in the recognition of an allowance for credit losses within the Company’s securities portfolio, which could have an adverse effect on the Company’s results of operations or financial conditions.

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

Some of the Company's accounting policies require the use of estimates and assumptions that affect the value of the Company's assets and liabilities and results of operations and if actual events differ from the Company's estimates and assumptions, the Company's results of operations and financial condition could be materially adversely affected. Certain accounting policies require the use of estimates and assumptions that may affect the value of the Company’s assets and liabilities and results of operations. The Company identified the accounting policies regarding the allowance for credit losses, security valuations and allowance for credit losses, business combinations, and income taxes to be critical because these policies require management to make difficult, subjective and complex judgments, estimates and assumptions about matters that are inherently uncertain. Under each of these policies, it is possible that materially different values and results of operations would be reported under different conditions, different judgments, or different estimates or assumptions. Further, as new information becomes available, the Company may make a determination to refine or change its judgments, estimates and assumptions, any of which could materially adversely affect the value of the Company's assets and liabilities or its results of operations.

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

Changes in debt and equity markets or economic downturns could affect the level of assets under administration and the demand for other fee-based services. Economic downturns could affect the volume of income earned from and demand for fee-based services. Revenues from the investment management business depend in large part on the level of assets under administration. Market volatility that results in customers liquidating investments, as well as lower asset values, can reduce the level of assets under administration and decrease the Company's investment management revenues, which could materially adversely affect the Company's results of operations.

Risks Related to Information Security and Technology

The need to mitigate against and react to cyber-security risks, and electronic fraud risks require significant resources, and system failure, a cyber-security attack or electronic fraud could subject the Company to increased operating costs as well as litigation and other liabilities. The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector, due to cyber-attacks (crime committed through or involving the internet, such as phishing, hacking, denial of service attacks, stealing information, unauthorized intrusions into internal systems or the systems of the Company's third-party vendors) could adversely impact the Company’s operations or damage its reputation. The Company's information technology infrastructure and systems may be vulnerable to cyber-terrorism, computer viruses, damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, system failures and other intentional or unintentional interference, fraud and other unauthorized attempts to access or interfere with the systems.

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

The Company expects risk exposure to cyber-attacks will remain elevated or increase in the future due to, among other things, the increasing size and prominence of the Company in the financial services industry, its expansion of Internet and mobile banking tools and products based on customer needs, and its increasing use of operational software hosted on the Internet as more and more software solutions used in the Company’s operations migrate from solutions hosted within the Company’s firewalls to internet-hosted solutions at third-party locations.

To help manage the Company’s cyber-risks, when entering a new vendor relationship, the Company reviews and assesses the cyber-security risk of third-party service providers. A successful cyber-security attack on one of the Company’s third-party service providers could disrupt operations, adversely affect the Company’s business, or result in the disclosure or misuse of the Company’s confidential information, including customer confidential information. There can be no assurance that the precautions the Company takes to seek to manage cyber risk related to third-party service providers will be effective or prevent a cyber-attack that could expose the Company to significant operational costs and damages or reputational harm. Although the Company maintains an insurance policy that it believes provides sufficient coverage at a manageable expense for an institution of the Company’s size and scope with similar technological systems, there can be no assurance that this policy will afford coverage for all possible losses or would be adequate to cover all financial losses, damages, penalties, including lost revenues, should the Company experience any system failure or cyber-attack in one or more Company or third-party systems.

The Company’s risk-based technology and systems or the personnel who monitor such technology and systems may not identify and prevent or effectively mitigate successful cyber-attacks when they occur. Significant operational costs and damages or reputational harm may occur if the Company fails to identify and prevent or effectively mitigate, or there is a delay in identifying, a cyber-attack on its systems, or those of its third-party service providers. Any breach, damage or failure that causes an interruption in operations could have a material adverse effect on the Company’s financial condition and results of operations due to the time and money needed to correct the issue. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through Company computer systems and network infrastructure, which may result in litigation or significant liability to the Company and may cause existing and potential customers to refrain from doing business with the Company. Finally, depending on the type of incident, banking regulators may impose restrictions on the Company’s business and consumer laws may require reimbursement of customer losses.

The Company continually encounters technological change. The failure to understand and adapt to these changes could negatively impact the Company's business, financial condition and results of operations. Financial services industries continually experience rapid technological change with frequent introductions of new technology-driven products and services. An effective use of technology can increase efficiency, enable financial institutions to better serve customers, and reduce costs. Additionally, as a result of COVID-19 and the related shift toward remote banking, customers have become more reliant on, and their expectations have increased with respect to, new technology-driven products and services. In addition, technology has lowered barriers to entry and made it possible for "non-banks" to offer traditional bank products and services using innovative technological platforms such as fintech and blockchain. These "digital banks" may be able to achieve economies of scale and offer better pricing than the Company offers for banking products and services, and they may have fewer regulatory burdens than traditional banks such as the Company. However, some new technologies needed to compete effectively result in incremental operating costs and capital investments. The Company's future success depends in part upon its ability to continue to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of the Company's competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers within the same time frame as its large competitors or within the time frame expected by its customers. Failure to successfully keep pace with technological change affecting the financial services industry could lead to loss of customers and could have a material adverse impact on the Company's business and, in turn, its financial condition and results of operations.

The Company is subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or an incident involving personal, confidential or proprietary information of individuals could damage the Company’s reputation and otherwise adversely affect the Company’s results of operations and financial condition. The Company regularly collects, processes, transmits and stores confidential information regarding its customers and employees. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on the Company’s behalf. Legislation and regulation governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties) have been evolving, expanding and increasing in complexity in recent years, and although the Company makes and will continue to make reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that the Company will not be subject to regulatory action or monetary penalties in the event of an incident.

For example, the Company is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on the ability to share nonpublic personal information about customers with nonaffiliated third parties; (ii) requires that the Company provide certain disclosures to customers about its information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that the Company develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on its size and complexity, the nature and scope of its activities, and the sensitivity of customer information processed by the Company, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that the collection, use, transfer and storage of personal information by the Company complies with all applicable laws and regulations can increase costs. Furthermore, the Company may not be able to ensure that all of its customers, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of information exchanged with them, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused, the Company could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause the Company to lose customers or potential customers and thereby reduce revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject the Company to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage the Company’s reputation and otherwise adversely affect the Company’s results of operations and financial condition.

The Company’s controls and procedures may be inadequate, and failure to comply with controls and procedures or related regulations could have a material adverse effect on the Company's business, results of operations and financial condition. The Company faces the risk that the design of its controls and procedures, including those designed to mitigate the risk of fraud by employees or outside third parties, may be inadequate or be circumvented, thereby causing delays or failures in detection of errors or inaccuracies in data and information. The Company regularly reviews and updates the Company's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition. Certain of the Company’s employees work remotely and/or hybrid, which arrangements may contribute to heightened cybersecurity, information security and operational risks. The Company has not experienced any material impact to the Company’s internal control over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working remotely and/or hybrid, but the Company is continually monitoring and assessing the impact of remote or hybrid work policies on the Company’s internal control over financial reporting to minimize any impact on the design and operating effectiveness. In addition, while the Company maintains a control framework designed to monitor service provider risks, including those relating to internet vulnerability fraud and operational errors of employees, the failure of a service provider to perform in accordance with the contracted arrangements could be disruptive to the Company's operations, which could have a material adverse impact on the Company's financial condition or results of operations, and the Company’s (or the service provider’s) business continuity plans, risk management processes and procedures or security systems may not adequately mitigate such risk.

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

Environmental, social and governance (“ESG”) risks could adversely affect the Company's reputation, business and performance and the trading price of its common stock. Companies are facing increasing scrutiny from investors, customers, regulators and other stakeholders related to their ESG practices and disclosure. Investors, investor advocacy groups and investment funds are also increasingly focused on these practices, especially as they relate to the environment, climate change, diversity and inclusion, workplace conduct and human capital management. These stakeholders often have differing priorities and expectations regarding ESG issues.

The consideration of ESG factors in making investment and voting decisions is relatively new. Accordingly, the frameworks and methods for assessing ESG policies are not fully developed, vary considerably among the investment community, and will likely continue to evolve over time. Moreover, the subjective nature of methods used by various stakeholders to assess a company with respect to ESG criteria could result in erroneous perceptions or a misrepresentation of our actual ESG policies and practices. Organizations that provide ratings information to investors on ESG matters may also assign unfavorable ratings to the Company. Certain clients might also require that the Company implement additional ESG procedures or standards in order to continue to do business with them.

Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, our ability to do business with certain customers, vendors, suppliers or other third parties, the Company’s ability to attract and retain employees and our stock price. The Company could also face negative publicity or reputational harm based on the identity of those with whom we choose to do business. Increased ESG-related compliance costs could result in increases to our overall operational costs, which could impact our profitability. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure, which would result in increased compliance requirements and costs. Any of the foregoing could have an adverse impact on our business, financial condition or results of operations.

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

The success of the Company is dependent on the Company's ability to attract, hire and retain certain key personnel. The Company’s business is complex and specialized and performance is largely dependent on the knowledge, talents and efforts of highly skilled individuals. The Company relies on key personnel to manage and operate its business, including major revenue producing functions, such as loan and deposit generation. The loss of key personnel could adversely affect the Company’s ability to maintain and manage these functions effectively, which could negatively affect the Company’s net income. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could adversely impact the Company’s net income. The Company’s continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate its existing key employees. Competition for the best people in the Company’s markets and businesses can be intense, and the Company may not be able to hire people or to retain them, in particular due to an increasingly competitive labor market. The labor market continues to experience elevated levels of turnover in the aftermath of the COVID-19 pandemic and the Company has been impacted by an extremely competitive labor market, including increased competition for talent across all aspects of the Company’s business, as well as increased competition with non-traditional competitors, such as fintech companies. Employers are offering increased compensation and opportunities to work with greater flexibility, including remote work, on a permanent basis. These can be important factors in a current employee’s decision to leave the Company as well as in a prospective employee’s decision to join the Company. As competition for skilled professionals remains intense, the Company may have to devote significant resources to attract and retain qualified personnel, which could negatively impact earnings.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES

At December 31, 2022, the Bank conducted its business from its main office located at 288 Union Street, Rockland, Massachusetts, 122 retail branches and one mobile branch located within Eastern Massachusetts as well as in Worcester County and Rhode Island. In addition to its main office, the Bank leased 73 of its branches and owned the remaining 50 branches. In addition to these branch locations, the Bank had 28 remote ATM locations, all of which are leased.

The Bank’s executive administration offices are located in Hanover, Massachusetts while the remaining administrative and operations locations are housed in several different campuses. Additionally, the Bank operates a number of commercial banking and mortgage lending centers, as well as investment management offices not associated with a branch location throughout the Bank’s footprint.

For additional information regarding the Bank’s premises and equipment and lease obligations, see Notes 5, "Bank Premises and Equipment" and 17 "Leases," respectively, within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

ITEM 3.    LEGAL PROCEEDINGS

At December 31, 2022, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of such pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR INDEPENDENT BANK CORP.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a.) Independent Bank Corp.’s common stock trades on the NASDAQ Global Select Market under the symbol INDB. The Company declared aggregate cash dividends of $2.08 and $1.92 per share in 2022 and in 2021, respectively. The ratio of dividends paid to earnings in 2022 and 2021 was 35.53% and 51.85%, respectively.

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

As of February 24, 2023, there were 45,064,851 shares of common stock outstanding which were held by approximately 4,196 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s common stock on December 30, 2022, the last trading day of the year, was $84.43.

Comparative Stock Performance Graph

The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2017 to December 31, 2022 to the cumulative total return of the NASDAQ Composite Index (U.S. Companies) and the KBW NASDAQ Bank Index. The lines in the graph and the numbers in the table below represent yearly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the yearly interval, based on the last day of a fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2017 (which assumes that $100.00 was invested in each of the series on December 31, 2017).

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

The following chart depicts the total return performance of the Company:

(b.) Not applicable

(c.) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2022:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program
October 1 to October 31, 2022	—	$—	—	$120,000,000
November 1 to November 30, 2022	—	—	—	$120,000,000
December 1 to December 31, 2022	—	—	—	$120,000,000
Total	—	$—	—	$120,000,000

On October 20, 2022, the Company announced the commencement of a new share repurchase program which authorizes repurchases by the Company of up to $120 million in common stock. Repurchases under the new program may be made from time to time on the open market and in privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The extent to which the Company repurchases shares and the size and timing of these repurchases will depend on a variety of factors, including pricing, market and economic conditions, the Company’s capital position and amount of retained earnings and legal and contractual requirements. The repurchase program is scheduled to expire October 19, 2023 and may be modified, suspended or discontinued without prior notice at any time.

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

Executive Level Overview

Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company's balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company's financial position or operating results. The Company maintains an asset-sensitive profile and, accordingly, has benefited from recent interest rate increases. While asset quality remains strong, management is closely monitoring the economic environment, including elevated inflationary pressures, supply chain issues, and labor shortages being experienced in the current operating environment across various industries. The Company focuses on organic growth, but will also consider growth through acquisition. Any potential acquisition opportunities are evaluated for the potential to provide a satisfactory financial return as well as other criteria (ease of integration, synergies, geographical location). Recent acquisitions include Meridian Bancorp, Inc. ("Meridian") and its subsidiary, East Boston Savings Bank ("EBSB"), which closed in the fourth quarter of 2021.

2022 Results

Net income for the year ended December 31, 2022 was $263.8 million, or $5.69 on a diluted earnings per share basis, as compared to $121.0 million, or $3.47 on a diluted earnings per share basis for the year ended December 31, 2021, representing increases of 118.0% and 64.0%, respectively. Full year 2022 results reflect pre-tax merger and acquisition-related costs of $7.1 million associated with the Meridian acquisition, as compared to $40.8 million of such costs during the same prior year period. Excluding these merger and acquisition-related costs, operating net income was $268.9 million, or $5.80 on a diluted per share basis, for the year ended December 31, 2022, as compared to $187.6 million, or $5.38 on a diluted per share basis for the year ended December 31, 2021, representing increases of 43.3% and 7.8%, respectively. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

Full year 2022 results reflected the following key drivers:

•Improvement in the net interest margin of 44 basis points;
•4.1% net loan growth, excluding Paycheck Protection Program ("PPP") runoff;
•Deployment of excess cash balances into investment portfolio and paydowns of outstanding borrowings;
•Low deposit betas, with total cost of deposits contained at 15 basis points for the year;
•Relatively modest provision for credit loss, reflecting increase in nonperforming assets and a specific reserve allocation;
•Strong fee income;
•51% efficiency ratio for the year; and
•Completion of the Company's share repurchase program announced in January 2022, resulting in the repurchase of 1.8 million shares for approximately $140 million.

Interest-Earning Assets

The results depicted in the following table reflect the trend of the Company's interest-earning assets over the past five years and reflect a longer term overall strategy that typically emphasizes loan growth commensurate with overall economic growth. Compared to the prior year, the composition of interest-earnings assets at December 31, 2022 primarily reflects reduced cash balances driven largely by decreased deposit balances and additional securities purchases. The following table summarizes the Company's interest-earning assets as of December 31st for each year presented:

Interest-Earning Assets
$ (billions)
18
16
14
12
10
8
6
4
2
0
$8.1
$0.1
$2.1
$4.9
$1.0
$10.2
$0.1
$2.8
$6.1
$1.2
$11.7
$1.1
$2.4
$7.0
$1.2
$18.4
$2.1
$2.7
$10.9
$2.7
$17.3
$0.2
$3.2
$10.8
$3.1
2018
2019
2020
2021
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

Sources of Funding
$ (billions)
18
16
14
12
10
8
6
4
2
0
300%
250%
200%
150%
100%
50%
0%
$7.7
$7.4
88.7%
$9.5
9.1
79.9%
$11.2
$11.0
89.6%
$17.1
16.9
84.5%
$16.0
$15.9
87.9%
2018
2019
2020
2021
2022
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

Capital

The Company's approach with respect to revenue and expense is designed to promote long-term earnings growth, which in turn contributes to capital growth. Strong earnings retention has contributed to capital growth, both on an absolute level and per share basis, which has been offset in the last year by share repurchases and other comprehensive losses. The following chart shows the Company's book value and tangible book value per share over the past five years:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Cash dividends declared by the Company increased from an aggregate of $1.92 per share in 2021 to $2.08 per share in 2022, representing an increase of 8.3%. In 2022, the Company repurchased a total of 1.8 million shares of its common stock at an average price of $78.32 under the January 2022 program which was completed in the third quarter of 2022. In consideration of the Company's strong current capital position, on October 20, 2022 the Company announced a new share repurchase program, which authorizes repurchases by the Company of up to $120 million in common stock. The new plan will be in effect through October 19, 2023 and no repurchases had been executed by the Company under the plan as of December 31, 2022.

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

The following table summarizes the impact of noncore items on net income and reconciles non-GAAP net operating earnings to net income available to common shareholders for the periods indicated:

	Years Ended December 31
	Net Income		Diluted Earnings Per Share
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)

Net income available to common shareholders (GAAP)	$263,813	$120,992	$5.69	$3.47
Non-GAAP adjustments
Provision for non-PCD acquired loans	—	50,705	—	1.45
Noninterest expense components
Add: merger and acquisition expenses	7,100	40,840	0.15	1.17
Noncore increases to income before taxes	7,100	91,545	0.15	2.62
Net tax benefit associated with noncore items (1)	(1,995)	(24,899)	(0.04)	(0.71)
Noncore increases to net income	$5,105	$66,646	$0.11	$1.91
Net operating earnings (Non-GAAP)	$268,918	$187,638	$5.80	$5.38
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

The following table summarizes the impact of noncore items with respect to the Company's total revenue, noninterest income as a percentage of total revenue, and the efficiency ratio for the periods indicated:

	Years Ended December 31
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Net interest income	$613,249	$401,559	$367,728	$393,135	$298,165	(a)

Noninterest income (GAAP)	$114,667	$105,850	$111,440	$115,294	$88,505	(b)
Less:
Gain on sale of loans	—	—	—	951	—
Noninterest income on an operating basis (non-GAAP)	$114,667	$105,850	$111,440	$114,343	$88,505	(c)

Noninterest expense (GAAP)	$373,662	$332,529	$273,832	$284,321	$225,969	(d)
Less:
Loss on termination of derivatives	—	—	684	—	—
Merger and acquisition expenses	7,100	40,840	—	26,433	11,168
Noninterest expense on an operating basis (non-GAAP)	$366,562	$291,689	$273,148	$257,888	$214,801	(e)

Total revenue (GAAP)	$727,916	$507,409	$479,168	$508,429	$386,670	(a+b)
Total operating revenue (non-GAAP)	$727,916	$507,409	$479,168	$507,478	$386,670	(a+c)

Ratios
Noninterest income as a % of revenue	15.75%	20.86%	23.26%	22.68%	22.89%	(b/(a+b))
Noninterest income as a % of revenue on an operating basis (non-GAAP)	15.75%	20.86%	23.26%	22.53%	22.89%	(c/(a+c))
Efficiency ratio (GAAP)	51.33%	65.53%	57.15%	55.92%	58.44%	(d/(a+b))
Efficiency ratio on an operating basis (non-GAAP)	50.36%	57.49%	57.00%	50.82%	55.55%	(e/(a+c))

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	Years Ended December 31
	2022	2021	2020	2019	2018
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders’ equity	$2,886,701	$3,018,449	$1,702,685	$1,708,143	$1,073,490	(a)
Less: Goodwill and other intangibles	1,010,140	1,017,844	529,313	535,492	271,355
Tangible common equity (Non-GAAP)	1,876,561	2,000,605	1,173,372	1,172,651	802,135	(b)
Tangible assets
Assets (GAAP)	19,294,174	20,423,405	13,204,301	11,395,165	8,851,592	(c)
Less: Goodwill and other intangibles	1,010,140	1,017,844	529,313	535,492	271,355
Tangible assets (Non-GAAP)	$18,284,034	$19,405,561	$12,674,988	$10,859,673	$8,580,237	(d)

Common shares	45,641,238	47,349,778	32,965,692	34,377,388	28,080,408	(e)

Common equity to assets ratio (GAAP)	14.96%	14.78%	12.89%	14.99%	12.13%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	10.26%	10.31%	9.26%	10.80%	9.35%	(b/d)
Book value per share (GAAP)	$63.25	$63.75	$51.65	$49.69	$38.23	(a/e)
Tangible book value per share (Non-GAAP)	$41.12	$42.25	$35.59	$34.11	$28.57	(b/e)

SELECTED FINANCIAL DATA

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

Table 1 - Selected Financial Data

	As of or for the Years Ended December 31
	2022	2021	2020	2019	2018
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$3,129,281	$2,664,859	$1,162,317	$1,190,670	$1,075,223
Loans	13,928,675	13,587,286	9,392,866	8,873,639	6,906,194
Allowance for credit losses	(152,419)	(146,922)	(113,392)	(67,740)	(64,293)
Goodwill and other intangibles	1,010,140	1,017,844	529,313	535,492	271,355
Total assets	19,294,174	20,423,405	13,204,301	11,395,165	8,851,592
Deposits	15,879,007	16,917,044	10,993,170	9,147,367	7,427,120
Borrowings	113,377	152,374	181,060	303,103	258,707
Stockholders’ equity	2,886,701	3,018,449	1,702,685	1,708,143	1,073,490
Nonperforming loans	54,881	27,820	66,861	48,049	45,418
Nonperforming assets	54,881	27,820	66,861	48,049	45,418
Operating data
Interest income	$642,840	$415,276	$402,069	$447,014	$323,701
Interest expense	29,591	13,717	34,341	53,879	25,536
Net interest income	613,249	401,559	367,728	393,135	298,165
Provision for credit losses	6,500	18,205	52,500	6,000	4,775
Noninterest income	114,667	105,850	111,440	115,294	88,505
Noninterest expenses	373,662	332,529	273,832	284,321	225,969
Net income	263,813	120,992	121,167	165,175	121,622
Per share data
Net income — basic	$5.69	$3.47	$3.64	$5.03	$4.41
Net income — diluted	5.69	3.47	3.64	5.03	4.40
Cash dividends declared	2.08	1.92	1.84	1.76	1.52
Book value	63.25	63.75	51.65	49.69	38.23
Tangible book value (1)	41.12	42.25	35.59	34.11	28.57
Performance ratios
Return on average assets	1.33%	0.81%	0.96%	1.52%	1.46%
Return on average common equity	9.05%	6.34%	7.13%	10.85%	12.31%
Net interest margin (on a fully tax equivalent basis)	3.46%	3.02%	3.29%	4.04%	3.91%
Dividend payout ratio	35.53%	51.85%	50.21%	32.25%	33.03%
Asset quality ratios
Nonperforming loans as a percent of gross loans	0.39%	0.20%	0.71%	0.54%	0.66%
Nonperforming assets as a percent of total assets	0.28%	0.14%	0.51%	0.42%	0.51%
Allowance for credit losses as a percent of total loans	1.09%	1.08%	1.21%	0.76%	0.93%
Allowance for credit losses as a percent of nonperforming loans	277.73%	528.12%	169.59%	140.98%	141.56%
Capital ratios
Equity to assets	14.96%	14.78%	12.89%	14.99%	12.13%
Tangible equity to tangible assets (1)	10.26%	10.31%	9.26%	10.80%	9.35%
Tier 1 leverage capital ratio	10.99%	12.03%	9.56%	11.28%	10.69%
Common equity tier 1 capital ratio	14.33%	14.30%	12.67%	12.86%	11.92%
Tier 1 risk-based capital ratio	14.33%	14.30%	13.34%	13.53%	12.99%
Total risk-based capital ratio	16.11%	16.04%	15.13%	14.83%	14.45%
(1)     Represents a non-GAAP measurement. For reconciliation to GAAP measurement, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures".

Financial Position

Securities Portfolio    The Company's securities portfolio primarily consists of U.S. Treasury, U.S. government agency securities, agency mortgage-backed securities, agency collateralized mortgage obligations, and small business administration pooled securities. Also included in the Company's security portfolio are trading and equity securities related to certain employee benefit programs. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than noninsured or nonguaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs.

Total securities increased by $464.4 million, or 17.4%, at December 31, 2022 as compared to December 31, 2021, reflecting $927.4 million of purchases, partially offset by unrealized losses of $155.0 million related to the available for sale portfolio, as well as paydowns, calls and maturities. The ratio of securities to total assets increased to 16.2% at December 31, 2022 as compared to 13.1% at December 31, 2021, reflecting the Company's strategy to deploy excess cash balances into investment securities. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the CECL methodology. Further details regarding the Company's measurement of expected credit losses on investment securities can be found in Note 1, "Summary of Significant Accounting Policies" within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

The following table sets forth the fair value of available for sale securities and the amortized cost of held to maturity securities along with the percentage distribution:

Table 2 - Securities Portfolio Composition

	December 31
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$202,300	14.5%	$215,482	13.7%
U.S. treasury securities	791,341	56.5%	861,448	54.8%
Agency mortgage-backed securities	313,688	22.4%	363,933	23.2%
Agency collateralized mortgage obligations	38,843	2.8%	79,677	5.1%
State, county and municipal securities	191	—%	203	—%
Single issuer trust preferred securities issued by banks	—	—%	491	—%
Pooled trust preferred securities issued by banks and insurers	1,034	0.1%	1,000	0.1%
Small business administration pooled securities	51,757	3.7%	48,914	3.1%
Total fair value of securities available for sale	1,399,154	100.0%	1,571,148	100.0%
Amortized cost of securities held to maturity
U.S. government agency securities	31,258	1.8%	32,987	3.1%
U.S. treasury securities	100,634	5.9%	102,560	9.6%
Agency mortgage-backed securities	898,927	52.8%	493,012	46.2%
Agency collateralized mortgage obligations	535,971	31.4%	415,736	39.0%
Single issuer trust preferred securities issued by banks	1,500	0.1%	1,500	0.1%
Small business administration pooled securities	136,830	8.0%	21,023	2.0%
Total amortized cost of securities held to maturity	1,705,120	100.0%	1,066,818	100.0%
Total	$3,104,274		$2,637,966

The Company’s available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as level 3 within the fair value hierarchy. At December 31, 2022 and 2021, the Company had no securities categorized as level 3 within the fair value hierarchy.

The following table sets forth the weighted average yield for each range of contractual maturities of the Bank’s held to maturity securities portfolio at December 31, 2022. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields in the table below have been calculated based on the amortized cost of the security.

Table 3 - Securities Portfolio, Weighted Average Yields

	Within One Year	One Year to Five Years	Five Years to Ten Years	Over Ten Years	Total
	Weighted Average Yield
	(Dollars in thousands)
U.S. government agency securities	—	0.5%	—	—	0.5%
U.S. Treasury securities	—	1.2%	1.3%	—	1.3%
Agency mortgage-backed securities	2.0%	3.2%	2.4%	3.2%	2.8%
Agency collateralized mortgage obligations	—	3.2%	2.0%	1.6%	1.7%
Single issuer trust preferred securities issued by banks	—	—	8.3%	—	8.3%
Small business administration pooled securities	—	—	2.3%	4.1%	4.0%
Total	2.0%	2.6%	2.3%	2.4%	2.4%

As of December 31, 2022, the weighted average life of the securities portfolio was 4.80 years and the modified duration was 4.20 years.

At December 31, 2022, the aggregate book value of securities issued by Fannie Mae and Freddie Mac exceeded 10% of stockholders' equity, accordingly the following table disclosed the aggregate book value and market value of these securities at December 31, 2022:

Table 4 - Aggregate Book Value and Market Value of Select Securities

	Aggregate Book Value	Aggregate Market Value
	(Dollars in thousands)
Securities issued by:
Fannie Mae	$928,188	$822,989
Freddie Mac	387,245	341,461
Total	$1,315,433	$1,164,450

Residential Mortgage Loan Sales     The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Depending on market conditions, the Bank may sell the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing asset is recognized. Additionally, as part of its asset/liability management strategy, the Bank may opt to retain certain adjustable rate and fixed rate residential real estate loan originations for its portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are found to be not accurate in all material respects. The Company incurred no material losses related to mortgage repurchases during the years ended December 31, 2022, 2021, and 2020.

For the year ended December 31, 2022, a larger portion of new residential real estate closings were retained in the portfolio rather than sold into the secondary market as compared to prior year periods. The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold (or held for sale) in the secondary market for the periods indicated:

Table 5 - Closed Residential Real Estate Loans

	Years Ended December 31
	2022	2021	2020
	(Dollars in thousands)
Held in portfolio	$689,636	$411,850	$223,544
Sold or held for sale in the secondary market	84,059	756,025	885,778
Total closed loans	$773,695	$1,167,875	$1,109,322

The table below reflects additional information related to loans which were sold during the periods indicated:

Table 6 - Residential Mortgage Loan Sales

	Years Ended December 31
	2022	2021	2020
	(Dollars in thousands)
Sold with servicing rights released	$103,221	$772,234	$816,996
Sold with servicing rights retained (1)	863	11,116	45,830
Total loans sold	$104,084	$783,350	$862,826
(1)All loans sold with servicing rights retained during the years ended December 31, 2022 and 2021 were sold without recourse.

When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneously with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $327.5 million at December 31, 2022 and $382.6 million at December 31, 2021.

The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:

Table 7 - Mortgage Servicing Asset

	2022	2021
	(Dollars in thousands)
Beginning balance	$2,627	$2,365
Additions	8	95
Acquired portfolio	—	493
Amortization	(649)	(1,011)
Change in valuation allowance	961	685
Ending balance	$2,947	$2,627

See Note 10, "Derivatives and Hedging Activities," within the Notes to Consolidated Financial Statements included in Item 8 of this Report for more information on mortgage activity and mortgage related derivatives.

Loan Portfolio    The Company’s loan portfolio at December 31, 2022 increased by $341.4 million, or 2.5%, when compared to December 31, 2021. Excluding $207.1 million of net paydowns associated with PPP loans during the twelve months ended December 31, 2022, the loan portfolio increased by $548.5 million, or 4.1%, compared to December 31, 2021. Organic loan growth was driven primarily by strong consumer loan activity, as the majority of residential real estate loan closings were retained on the balance sheet, while increased demand and line utilization fueled growth in home equity balances. Excluding the net reduction in PPP loans, the commercial portfolio increased $61.7 million, or 0.58% at December 31, 2022 in comparison to December 31, 2021, primarily driven by increased line utilization and higher closing volumes within the commercial and industrial category, which grew by $278.9 million, or 20.7%, which was partially offset by elevated levels of attrition within the commercial real estate portfolio.

The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated:
Table 8 - Loan Portfolio Composition

	December 31
	2022		2021
	(Dollars in thousands)
	Amount	Percent	Amount	Percent
Commercial and industrial	$1,635,103	11.7%	$1,563,279	11.5%
Commercial real estate	7,760,230	55.7%	7,992,344	58.8%
Commercial construction	1,154,413	8.3%	1,165,457	8.6%
Small business	219,102	1.6%	193,189	1.4%
Residential real estate	2,035,524	14.6%	1,604,686	11.8%
Home equity	1,088,750	7.8%	1,039,611	7.7%
Other consumer	35,553	0.3%	28,720	0.2%
Gross loans	13,928,675	100.0%	13,587,286	100.0%
Allowance for credit losses	(152,419)		(146,922)
Net loans	$13,776,256		$13,440,364

The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2022. Loans having no schedule of repayments or no stated maturity are reported as being due in greater than five years. The following table also sets forth the rate structure of loans scheduled to mature after one year:

Table 9 - Scheduled Contractual Loan Amortization

	December 31, 2022
	Commercial and Industrial	Commercial Real Estate	Commercial Construction (1)	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$526,567	$1,159,234	$477,991	$38,963	$55,698	$94,447	$19,474	$2,372,374
After one year through five years	663,369	2,156,933	219,769	82,185	282,299	325,985	15,578	$3,746,118
After five years through fifteen years	421,478	3,256,757	329,968	97,750	856,133	668,319	500	$5,630,905
After fifteen years	23,689	1,187,305	126,685	204	841,395	—	—	$2,179,278
Total	$1,635,103	$7,760,229	$1,154,413	$219,102	$2,035,525	$1,088,751	$35,552	$13,928,675

Interest rate terms on amounts due after one year:
Fixed rate	$350,486	$2,563,703	$385,124	$132,453	$1,648,089	$292,014	$16,078	$5,387,947
Adjustable rate	$758,050	$4,037,292	$291,298	$47,686	$331,738	$702,290	$—	$6,168,354
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

Asset Quality    The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this assessment, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, nonperforming and/or put on nonaccrual status. In the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring ("TDR"). In addition, in response to the COVID-19 pandemic, but prior to January 1, 2022, the Company offered need-based payment relief options for commercial and small business loans, residential mortgages, and home equity loans and lines of credit. In accordance with the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), these modifications are not accounted for as TDRs or reflected as delinquent or non-accrual loans if the borrower was in compliance with the loan terms as of December 31, 2019.

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

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

Table 10 - Nonperforming Assets

	December 31
	2022	2021
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$26,693	$3,439
Commercial real estate	15,730	10,870
Small business	104	44
Residential real estate	8,479	9,182
Home equity	3,400	3,781
Other consumer	475	504
Total nonperforming loans (1)(2)	54,881	27,820
Nonperforming loans as a percent of gross loans	0.39%	0.20%
Nonperforming assets as a percent of total assets	0.28%	0.14%
(1)Included in these amounts were nonaccrual TDRs of $11.5 million and $2.0 million at December 31, 2022 and 2021, respectively.
(2)There were no nonperforming loans that were not on nonaccrual status and no other real estate owned as of December 31, 2022 and 2021.

The following table summarizes the changes in nonperforming assets for the periods indicated:

Table 11 - Activity in Nonperforming Assets

	2022	2021
	(Dollars in thousands)
Nonperforming assets beginning balance	$27,820	$66,861
Acquired nonperforming loans	—	4,463
New to nonperforming	72,960	13,080
Loans charged-off	(2,652)	(4,944)
Loans paid-off /sold	(35,622)	(39,039)
Loans restored to accrual status	(7,652)	(13,068)
Other	27	467
Nonperforming assets ending balance	$54,881	$27,820

The following table sets forth information regarding TDR loans at the dates indicated:

Table 12 - Troubled Debt Restructurings

	December 31
	2022	2021
	(Dollars in thousands)
Performing troubled debt restructurings	$11,278	$14,635
Nonaccrual troubled debt restructurings	11,520	1,993
Total	$22,798	$16,628
Performing troubled debt restructurings as a % of total loans	0.08%	0.11%
Nonaccrual troubled debt restructurings as a % of total loans	0.08%	0.01%
Total troubled debt restructurings as a % of total loans	0.16%	0.12%

The following table summarizes changes in TDRs for the periods indicated:

Table 13 - Activity in Troubled Debt Restructurings

	2022	2021
	(Dollars in thousands)
TDRs beginning balance	$16,628	$39,192
New to TDR status	10,153	3,918
Paydowns/sold loans	(3,983)	(26,466)
Charge-offs	—	(16)
TDRs ending balance	$22,798	$16,628

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and TDRs as of the dates indicated:

Table 14 - Interest Income - Nonaccrual Loans and Troubled Debt Restructurings

	Years Ended December 31
	2022	2021	2020
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$7,046	$2,721	$2,604
The amount of interest income on nonaccrual loans and performing TDRs that was included in net income	$2,779	$895	$1,720

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At December 31, 2022, there were 50 relationships, with an aggregate balance of $168.1 million, deemed to be potential problem loans. These potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Company.

As previously noted, the Company has offered need-based payment relief options to its customers in response to the COVID-19 pandemic, primarily in the form of payment deferrals, all of which were granted prior to January 1, 2022. Loans that were modified are not accounted for as TDRs or reflected as delinquent or nonaccrual loans if the borrower was in compliance with their loan terms as of December 31, 2019. The Company held $55.6 million of loans with active deferrals at December 31, 2022, of which $46.9 million are scheduled to mature during 2023.

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

The allowance for credit losses of $152.4 million at December 31, 2022 represents an increase of $5.5 million, or 3.7% compared to December 31, 2021. An additional reserve allocation associated with a single large commercial and industrial credit that migrated to nonperforming status during 2022, as well as additional provisioning for net loan growth contributed to an overall higher quantitative allowance at December 31, 2022. This increase was offset partially by a stabilized credit environment and continued strong asset quality metrics experienced during the year.

Management's forecast anticipates that the federal funds rates will rise in the near term, that supply chain issues will persist, inflation will remain elevated, and the military conflict between Russia and Ukraine will persist for the foreseeable future, potentially impacting the production of chips, semiconductors and the supply chain more generally. The forecast used by management also anticipates that the U.S. economy will fall into a mild recession during the first quarter of 2023 and that the recession will persist for the short term. Additionally, the allowance for credit losses is qualitatively adjusted on a quarterly basis in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.

The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 15 - Summary Net Charge-Offs to Average Loans Outstanding

	Net Charge-Offs (Recoveries)	Average Amount Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	December 31, 2022
Commercial and industrial	$(49)	$1,538,848	—%
Commercial real estate	(271)	7,807,427	—%
Commercial construction	—	1,191,394	—%
Small business	47	204,982	0.02%
Residential real estate	—	1,831,493	—%
Home equity	1	1,061,228	—%
Other consumer	1,275	31,986	3.99%
Total	$1,003	$13,667,358	0.01%

	December 31, 2021
Commercial and industrial	$788	$1,823,914	0.04%
Commercial real estate	(57)	4,702,346	—%
Commercial construction	—	616,037	—%
Small business	121	180,473	0.07%
Residential real estate	(1)	1,286,470	—%
Home equity	(180)	1,025,809	(0.02)%
Other consumer	544	23,885	2.28%
Total	$1,215	$9,658,934	0.01%

	December 31, 2020
Commercial and industrial	$2,020	$1,858,951	0.11%
Commercial real estate	3,876	4,070,462	0.10%
Commercial construction	—	561,431	—%
Small business	347	171,839	0.20%
Residential real estate	103	1,435,655	0.01%
Home equity	(68)	1,116,005	(0.01)%
Other consumer	590	25,195	2.34%
Total	$6,868	$9,239,538	0.07%

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 16 - Summary of Allocation of Allowance for Credit Losses

	December 31
	2022		2021
	Allowance Amount	Percent of Loans In Category of Total Loans	Allowance Amount	Percent of Loans In Category of Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$27,559	11.7%	$14,402	11.5%
Commercial real estate	77,799	55.7%	83,486	58.8%
Commercial construction	10,762	8.3%	12,316	8.6%
Small business	2,834	1.6%	3,508	1.4%
Residential real estate	20,973	14.6%	14,484	11.8%
Home equity	11,504	7.8%	17,986	7.7%
Other consumer	988	0.3%	740	0.2%
Total	$152,419	100.0%	$146,922	100.0%
(1)Total loans in this category are inclusive of $9.1 million and $216.2 million in loans, at December 31, 2022 and 2021, respectively, which were originated as part of the PPP established by the CARES Act. These loans have been excluded from the credit loss calculations as these loans are 100% guaranteed by the U.S. Government.

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

Federal Home Loan Bank Stock    The Federal Home Loan Bank ("FHLB") is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.  The Bank held an investment in FHLB of Boston, of $5.2 million and $11.4 million at December 31, 2022 and December 31, 2021, respectively, reflecting redemption activity occurring during 2022.

Goodwill and Other Intangible Assets    Goodwill and Other Intangible Assets were $1.0 billion at both December 31, 2022 and December 31, 2021, respectively.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company last performed its annual goodwill impairment testing during the third quarter of 2022 and determined that the Company's goodwill was not impaired as of September 30, 2022. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes that indicated impairment of other intangible assets. For additional information regarding the goodwill and other intangible assets, see Note 6, "Goodwill and Other Intangible Assets" within the Notes to Consolidated Financial Statements included in Item 8 hereof.

Cash Surrender Value of Life Insurance Policies    The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $293.3 million and $289.3 million at December 31, 2022 and December 31, 2021, respectively.

The Company recorded tax exempt income from life insurance policies in the amounts of $7.7 million, $6.4 million, and $5.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company also recorded gains on life insurance benefits of $1.3 million, $258,000, and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Deposits    At December 31, 2022, total deposits were $15.9 billion, representing a decrease of $1.0 billion, or 6.1% compared to December 31, 2021, fueled by a combination of overall reductions in excess customer liquidity and market pricing pressures in the rising rate environment. The total cost of deposits was 0.15% for the year ended December 31, 2022, representing an increase from the prior year of eight basis points. As part of a strategy to contain its cost of deposits, the Company strives to maintain elevated levels of core deposit balances relative to total deposit balances. The Company's ratio of core deposits to total deposits increased to 87.9% at December 31, 2022 from 84.5% at December 31, 2021.

In addition to its core deposits, the Company also participates in the IntraFi Network, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation ("FDIC") deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market and amounted to $653.6 million and $998.1 million in deposits, at December 31, 2022 and December 31, 2021, respectively. In addition, the Company may occasionally raise funds through the use of brokered deposits outside of the IntraFi Network, which amounted to $102.6 million and $141.6 million, at December 31, 2022 and December 31, 2021, respectively.

Scheduled maturities of time deposits not covered by deposit insurance at December 31, 2022, were as follows:

Table 17 - Maturities of Uninsured Time Deposits

December 31, 2022
(Dollars in thousands)
Due within 3 months or less	$44,098
Due after 3 months through 6 months	37,861
Due after 6 months through 12 months	55,234
Due after 12 months	106,245
Total uninsured deposits (1)	243,438
(1)Amounts of uninsured time deposits presented in the table above are estimates determined based upon a relative proportion of customer account balances in excess of FDIC insurance limits, and in a manner consistent with the Company's regulatory reporting requirements.

Borrowings    The Company's borrowings typically consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings decreased by $39.0 million, or 25.6%, at December 31, 2022, as compared to December 31, 2021, due primarily to the re-payment of a revolving loan credit facility during the first quarter of 2022 and the maturity of a short term FHLB borrowing during the third quarter of 2022. See Note 8, "Borrowings" within the Notes to Consolidated Financial Statements included in Item 8 of this Report for more information regarding borrowings.

Liquidity and Capital Resources    The Company proactively manages its liquidity and cash flow requirements with the intent to maintain stable, cost-effective funding and to promote the strength of its overall balance sheet. The liquidity position of the Company is continuously monitored by management and adjustments are made to appropriately balance sources and uses of funds, as needed. For further details surrounding the Company’s liquidity risks and related strategy, see “Risk Management

– Liquidity Risk” section below within Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Report.

The Federal Reserve Board ("Federal Reserve"), the FDIC, and other regulatory agencies have established risk-based capital guidelines for banks and bank holding companies that require banks to meet a minimum Common Equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. In addition, the Company is required to maintain a minimum capital conservation buffer of 2.5%, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. At December 31, 2022, the Company and the Bank exceeded the minimum requirements for Common Equity Tier 1 capital, Tier 1 capital, total capital, and Tier 1 leverage capital, inclusive of the capital conservation buffer. See Note 19, "Regulatory Matters" within the Notes to Consolidated Financial Statements included in Item 8 of this Report for more information regarding capital requirements.

Investment Management

The Company's Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.

Accounts maintained by the Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. The Investment Management Group generated gross fee revenues of $32.8 million, $31.6 million, and $27.2 million for the year ended December 31, 2022, 2021, and 2020, respectively. Total assets under administration as of December 31, 2022 were $5.8 billion, including $603.7 million of investment solutions designed by Rockland Trust that are administered and executed through its agreement with LPL Financial ("LPL"), compared to $5.7 billion and $372.2 million, respectively, at December 31, 2021. The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to both institutional and high net worth clients. As of December 31, 2022 and December 31, 2021, included in the assets under administration amounts above, there were $390.1 million and $447.4 million, respectively, relating to the Company's registered investment advisor.

The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.

The Bank has an agreement with LPL and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, advisory platforms, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients. The retail investments and insurance group generated gross fee revenues of $4.1 million, $3.7 million, and $2.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Results of Operations
Table 18 - Summary of Results of Operations

	Years Ended December 31
	2022	2021
	(Dollars in thousands, except per share data)
Net income	$263,813	$120,992
Diluted earnings per share	$5.69	$3.47
Return on average assets	1.33%	0.81%
Return on average equity	9.05%	6.34%
Stockholders' equity as % of assets	14.96%	14.78%
Net interest margin	3.46%	3.02%

Net Interest Income    The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

On a fully tax-equivalent basis, net interest income was $617.3 million for the year ended December 31, 2022, representing a 53.2% increase from net interest income of $402.9 million for the year ended December 31, 2021. The year-over-year increase in net interest income was primarily attributable to the full year impact of the Meridian acquisition which closed during the fourth quarter of 2021, along with the positive impact of asset repricing in the rising rate environment in conjunction with relatively stable funding costs.

The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for the years ended December 31, 2022, 2021 and 2020. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Table 19 - Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31
	2022			2021			2020
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$1,222,434	$14,385	1.18%	$1,864,346	$2,494	0.13%	$748,419	$847	0.11%
Securities
Securities - trading	3,764	—	—%	3,344	—	—%	2,481	—	—%
Securities - taxable investments	2,948,358	50,354	1.71%	1,795,199	30,477	1.70%	1,164,439	30,133	2.59%
Securities - nontaxable investments (1)	196	7	3.57%	469	20	4.26%	1,142	44	3.85%
Total securities	2,952,318	50,361	1.71%	1,799,012	30,497	1.70%	1,168,062	30,177	2.58%
Loans held for sale	4,774	172	3.60%	34,056	856	2.51%	44,521	1,218	2.74%
Loans (2)
Commercial and industrial	1,538,848	77,074	5.01%	1,823,914	79,752	4.37%	1,858,951	70,335	3.78%
Commercial real estate (1)	7,807,427	326,593	4.18%	4,702,346	185,908	3.95%	4,070,462	171,013	4.20%
Commercial construction	1,191,394	57,804	4.85%	616,037	24,696	4.01%	561,431	22,950	4.09%
Small business	204,982	10,886	5.31%	180,473	9,276	5.14%	171,839	9,529	5.55%
Total commercial	10,742,651	472,357	4.40%	7,322,770	299,632	4.09%	6,662,683	273,827	4.11%
Residential real estate	1,831,493	63,443	3.46%	1,286,470	46,279	3.60%	1,435,655	53,876	3.75%
Home equity	1,061,228	44,048	4.15%	1,025,809	35,160	3.43%	1,116,005	40,996	3.67%
Total consumer real estate	2,892,721	107,491	3.72%	2,312,279	81,439	3.52%	2,551,660	94,872	3.72%
Other consumer	31,986	2,114	6.61%	23,885	1,668	6.98%	25,195	2,055	8.16%
Total loans	13,667,358	581,962	4.26%	9,658,934	382,739	3.96%	9,239,538	370,754	4.01%
Total Interest-Earning Assets	17,846,884	646,880	3.62%	13,356,348	416,586	3.12%	11,200,540	402,996	3.60%
Cash and Due from Banks	184,812			152,723			125,896
Federal Home Loan Bank Stock	7,134			10,283			15,843
Other Assets	1,858,210			1,335,193			1,263,332
Total Assets	$19,897,040			$14,854,547			$12,605,611

Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$6,159,289	$8,339	0.14%	$4,590,055	$1,610	0.04%	$3,688,360	$4,413	0.12%

Money market	3,489,981	11,683	0.33%	2,516,871	1,930	0.08%	2,041,853	6,166	0.30%
Time certificates of deposits	1,310,442	4,630	0.35%	936,046	4,787	0.51%	1,155,399	16,754	1.45%
Total interest bearing deposits	10,959,712	24,652	0.22%	8,042,972	8,327	0.10%	6,885,612	27,333	0.40%
Borrowings
Federal Home Loan Bank borrowings	16,138	313	1.94%	41,556	897	2.16%	162,776	1,564	0.96%
Long-term borrowings	2,235	31	1.39%	21,072	331	1.57%	54,082	1,176	2.17%
Junior subordinated debentures	62,854	2,125	3.38%	62,852	1,692	2.69%	62,850	1,798	2.86%
Subordinated debt	49,837	2,470	4.96%	49,741	2,470	4.97%	49,647	2,470	4.98%
Total borrowings	131,064	4,939	3.77%	175,221	5,390	3.08%	329,355	7,008	2.13%
Total interest-bearing liabilities	11,090,776	29,591	0.27%	8,218,193	13,717	0.17%	7,214,967	34,341	0.48%
Noninterest-bearing demand deposits	5,559,997			4,443,410			3,386,140
Other liabilities	330,371			284,679			304,957
Total liabilities	16,981,144			12,946,282			10,906,064
Stockholders’ equity	2,915,896			1,908,265			1,699,547
Total liabilities and stockholders’ equity	$19,897,040			$14,854,547			$12,605,611
Net interest income (1)		$617,289			$402,869			$368,655
Interest rate spread (3)			3.35%			2.95%			3.12%
Net interest margin (4)			3.46%			3.02%			3.29%
Supplemental Information
Total deposits, including demand deposits	$16,519,709	$24,652		$12,486,382	$8,327		$10,271,752	$27,333
Cost of total deposits			0.15%			0.07%			0.27%
Total funding liabilities, including demand deposits	$16,650,773	$29,591		$12,661,603	$13,717		$10,601,107	$34,341
Cost of total funding liabilities			0.18%			0.11%			0.32%
(1)The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $4.0 million, $1.3 million, and $927,000 for 2022, 2021 and 2020, respectively.
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
Table 20 - Volume Rate Analysis

	Years Ended December 31
	2022 Compared To 2021			2021 Compared To 2020			2020 Compared To 2019
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest-earning deposits, federal funds sold and short term investments	$12,750	$(859)	$11,891	$384	$1,263	$1,647	$(16,177)	$14,817	$(1,360)
Securities
Taxable securities	300	19,577	19,877	(15,979)	16,323	344	(1,926)	(346)	(2,272)
Nontaxable securities (1)	(1)	(12)	(13)	2	(26)	(24)	(1)	(21)	(22)
Total securities			19,864			320			(2,294)
Loans held for sale	52	(736)	(684)	(76)	(286)	(362)	247	80	327
Loans
Commercial and industrial	9,787	(12,465)	(2,678)	10,743	(1,326)	9,417	(34,030)	30,157	(3,873)
Commercial real estate	17,925	122,760	140,685	(11,652)	26,547	14,895	(28,243)	11,354	(16,889)
Commercial construction	10,043	23,065	33,108	(486)	2,232	1,746	(9,014)	4,701	(4,313)
Small business	350	1,260	1,610	(732)	479	(253)	(900)	149	(751)
Total commercial			172,725			25,805			(25,826)
Residential real estate	(2,442)	19,606	17,164	(1,999)	(5,598)	(7,597)	(3,571)	(1,928)	(5,499)
Home equity	7,674	1,214	8,888	(2,523)	(3,313)	(5,836)	(9,650)	(518)	(10,168)
Total consumer real estate			26,052			(13,433)			(15,667)
Total other consumer	(120)	566	446	(280)	(107)	(387)	(85)	(76)	(161)
Loans (1)			199,223			11,985			(41,654)
Total			$230,294			$13,590			$(44,981)
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$6,179	$550	$6,729	$(3,882)	$1,079	$(2,803)	$(5,473)	$1,520	$(3,953)
Money market	9,007	746	9,753	(5,670)	1,434	(4,236)	(10,838)	1,869	(8,969)
Time certificates of deposits	(2,072)	1,915	(157)	(8,786)	(3,181)	(11,967)	415	(1,346)	(931)
Total interest-bearing deposits			16,325			(19,006)			(13,853)
Borrowings
Federal Home Loan Bank borrowings	(35)	(549)	(584)	498	(1,165)	(667)	(2,479)	(395)	(2,874)
Line of credit							—	(104)	(104)
Long-term borrowings	(4)	(296)	(300)	(127)	(718)	(845)	(782)	(115)	(897)
Junior subordinated debentures	433	—	433	(106)	—	(106)	(423)	(167)	(590)
Subordinated debt	(5)	5	—	(5)	5	—	(144)	(1,076)	(1,220)
Total borrowings			(451)			(1,618)			(5,685)
Total			$15,874			$(20,624)			$(19,538)
Change in net interest income			$214,420			$34,214			$(25,443)
(1)The table above reflects income determined on a fully tax equivalent basis. See footnotes to Table 19 above for the related adjustments.

Provision For Credit Losses   The provision for credit losses represents the charge to expense that is required to maintain an adequate level of allowance for credit losses. The Company's provision for credit losses totaled $6.5 million, $18.2 million and $52.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. The provision for credit losses recorded for 2022 was largely attributable to an additional reserve allocation associated with a large commercial and industrial credit that migrated to nonperforming status during 2022 as well as additional provisioning for net loan growth, partially offset by a stabilized credit environment and continued strong asset quality metrics. The elevated provision for credit losses for the year ended December 31, 2021 was driven primarily by the initial provision required to establish an allowance for credit losses on non-purchased deteriorated loans acquired from Meridian in 2021, while the 2020 provision was driven primarily by anticipated credit losses associated with the COVID-19 pandemic. The Company’s allowance for credit losses, as a percentage of total loans, was 1.09%, 1.08% and 1.21% at December 31, 2022, 2021 and 2020, respectively. See Note 4, "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to Consolidated Financial Statements included in Item 8 of this Report, for further details surrounding the primary drivers of the provision for credit losses during the period.

Noninterest Income    The following table sets forth information regarding noninterest income for the periods shown:
Table 21 - Noninterest Income

	Years Ended December 31
			Change
	2022	2021	Amount	%
	(Dollars in thousands)
Deposit account fees	$23,370	$16,745	$6,625	39.6%
Interchange and ATM fees	16,249	12,987	3,262	25.1%
Investment management	36,832	35,308	1,524	4.3%
Mortgage banking income	3,515	13,280	(9,765)	(73.5)%
Increase in cash surrender value of life insurance policies	7,685	6,431	1,254	19.5%
Gain on life insurance benefits	1,291	258	1,033	400.4%
Loan level derivative income	2,932	3,257	(325)	(10.0)%
Other noninterest income	22,793	17,584	5,209	29.6%
Total	$114,667	$105,850	$8,817	8.3%

The primary reasons for significant variances in the noninterest income categories shown in the preceding table are noted below:

Deposit account fees and interchange and ATM fees increased year over year due primarily to increased transaction volume attributable to the larger customer base as a result of the Meridian acquisition.

Investment management revenue increased as a result of growth in overall assets under administration, which increased from $5.7 billion at December 31, 2021 to $5.8 billion at December 31, 2022, reflecting healthy new asset inflows and strong retail and insurance commission income, offset partially by a decline in market valuations. The income for 2022 was also inclusive of a one-time incentive of $649,000.

Mortgage banking income decreased in comparison to the prior year, due primarily to overall reduced activity resulting from increased interest rates, as well as elevated levels of new residential originations being retained in the Company's portfolio versus sold in the secondary market.

The cash surrender value of life insurance increased primarily due to the impact of policies acquired from Meridian. The Company also received elevated levels of proceeds on life insurance policies during 2022 resulting in an increase of $1.0 million compared to the prior year.

The changes in loan level derivative income primarily reflect customer demand during the respective periods.

Other noninterest income increased during the year, primarily due to increases in equipment rental income, gain on the sale of a closed branch facility which was consolidated in conjunction with the Meridian acquisition, discounted purchases of Massachusetts historical tax credits, and foreign currency exchange fees, offset partially by decreases in income from other investments, and income from like-kind exchanges.

Noninterest Expense    The following table sets forth information regarding noninterest expense for the periods shown:
Table 22 - Noninterest Expense

	Years Ended December 31
			Change
	2022	2021	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$204,711	$172,586	$32,125	18.6%
Occupancy and equipment	49,841	36,265	13,576	37.4%
Data processing and facilities management	9,320	6,899	2,421	35.1%
FDIC assessment	6,951	3,980	2,971	74.6%
Consulting	9,617	8,271	1,346	16.3%
Amortization of intangible assets	7,655	5,715	1,940	33.9%
Debit card expense	7,670	5,144	2,526	49.1%
Merger & acquisitions	7,100	40,840	(33,740)	(82.6)%
Software maintenance	10,961	8,149	2,812	34.5%
Other noninterest expense	59,836	44,680	15,156	33.9%
Total	$373,662	$332,529	$41,133	12.4%

The primary reasons for significant variances in the noninterest expense categories shown in the preceding tables are noted below:

The increase in salaries and employee benefits in comparison to the prior year was primarily attributable to the Company's increased workforce base following the Meridian acquisition.

Occupancy and equipment expense increased year-over-year, primarily driven by costs associated with the Company's expanded branch network, real estate and other fixed assets resulting from the Meridian acquisition as well as increased depreciation on leased equipment.

Data processing and facilities management expenses increased primarily due to the timing of certain initiatives and general increases associated with higher transaction volumes.

FDIC assessment expense increased in comparison to the prior year due primarily to an increased assessment base following the Meridian acquisition.

Consulting expense increased year-over-year in conjunction with the Company's overall growth and implementation of strategic initiatives.

The Company incurred merger and acquisition costs related to the Meridian acquisition of $7.1 million during the first quarter of 2022, primarily related to lease terminations associated with exited branch locations, along with additional integration costs and professional fees. Merger and acquisition expenses in 2021 were also attributable to the Meridian acquisition and largely comprised of change-in-control contracts, severance, branch closure and conversion costs, contract terminations costs and other integration costs.

Software maintenance increased primarily due to the Company's continued investment in its technology infrastructure.

Other noninterest expenses increased year-over year due primarily to increased advertising costs, customer fraud reimbursements, unrealized losses on equity securities, internet banking costs, insurance, telecommunications, and postage costs.

Income Taxes    The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 23 - Tax Provision and Applicable Tax Rates

	Years Ended December 31
	2022	2021	2020
	(Dollars in thousands)
Combined federal and state income tax provisions	$83,941	$35,683	$31,669
Effective income tax rates	24.14%	22.78%	20.72%
Blended Statutory tax rate	27.85%	27.92%	27.92%

The Company’s effective tax rate for 2022 is higher as compared to the year ago period primarily due to higher pre-tax net income, as well as the impact of discrete items, such as provision to return adjustments, changes in uncertain tax positions, and excess benefits from equity compensation, which are subject to fluctuation year over year. The effective tax rates reported in the table above are lower than the blended statutory tax rates due to the aforementioned discrete items as well as certain tax preference assets such as life insurance policies, tax exempt bonds, and federal tax credits.
Additionally, the Company invests in various low-income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company receives tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2039, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships at December 31, 2022 was $197.1 million, of which $139.2 million has been funded. The Company recognized a net tax benefit of approximately $3.4 million for 2022 and anticipates additional net tax benefits of $26.2 million over the remaining life of the investments from the combination of tax credits and operating losses.

For additional information related to the Company's income taxes see Note 11, "Income Taxes" and Note 12, "Low Income Housing Project Investments" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Dividends    The Company declared quarterly cash dividends totaling $2.08 per common share in 2022 and $1.92 per common share in 2021. The 2022 and 2021 ratio of dividends paid to earnings was 35.53% and 51.85%, respectively.

Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends of the Company will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deems appropriate.

Comparison of 2021 vs. 2020 For a discussion of our results for the year ended December 31, 2021 compared to the year ended December 31, 2020, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

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

The Company has implemented the “three lines of defense” enterprise risk management model. The first line of defense are the executives in charge of business units, operational areas, and corporate functions who, sometimes assisted by management committees, teams, and working groups, own and manage risks. The second line of defense monitors and provides risk management advice across all risk domains, and is comprised of the enterprise risk department, with oversight from the Chief Risk Officer. The third line of defense is independent assurance performed by the Chief Internal Auditor, who reports to the Audit Committee of the Company's Board of Directors, and by the Company's internal audit department.

The Board of Directors, with the assistance of its Risk Committee, oversees management’s enterprise risk management practices. As risks must be taken to create value, the Board of Directors has approved a Risk Appetite Statement that defines the acceptable residual risk tolerances for the Company and the nine major risk types identified as having the potential to create significant adverse impacts on the Company, such as financial losses, reputational damage, legal or regulatory actions, failure to achieve strategic objectives, diminished customer experience, and/or cultural erosion. The nine major risk types identified by the Company and addressed in the Risk Appetite Statement are strategic and emerging risk, culture risk, credit risk, liquidity risk, interest rate risk, operational risk, reputation risk, compliance risk, and technology risk, each of which is discussed below.

Strategic and Emerging Risk   Strategic and emerging risk is the risk arising from adverse strategic or business decisions, misalignment of strategic direction with the Company’s mission and values, failure to execute strategies or tactics, or an inadequate adaptation or lack of responsiveness to industry and/or operating environment changes. Management seeks to mitigate strategic risk through strategic planning, frequent executive review of strategic plan progress, monitoring of competitors and technology, assessment of new products, new branches, and new business initiatives, customer advocacy, and crisis management planning.

Culture Risk    Culture risk is the risk arising from failed leadership and/or ineffective colleague engagement and workplace management that causes the Company to lose sight of core values and, through acts or omissions, damage the relationship-based culture that has been one of the foundations of the Company’s consistent success. Management seeks to mitigate culture risk through effective employee relations, leadership that encourages continuous improvement, cultural development and reinforcement of core values, communication of clear ethical and behavioral standards, consistent enforcement of policies and programs, discipline of misbehavior, alignment of incentives and compensation, and by promoting diversity, equity, and inclusion.

Credit Risk Credit risk is the risk arising from the failure of a borrower or a counterparty to a contract to make payments as agreed, and includes the risks arising from inadequate collateral and mismanagement of loan concentrations. While the collateral securing loans may be sufficient in some cases to recover the amount due, in other cases the Company may experience significant credit losses that could have an adverse effect on its operating results. The Company makes assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 4, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Liquidity Risk   Liquidity risk is the risk arising from the Company being unable to meet obligations when due. Liquidity risk includes the inability to access funding sources or manage fluctuations in available funding levels. Liquidity risk also results from a failure to recognize or address market condition changes that affect the ability to liquidate assets quickly with minimal value loss.

The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and securities. The Bank utilizes its extensive branch network to access retail customers who provide a base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Interest rates, economic conditions, and competitive factors greatly influence deposit levels.

The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available Federal Home Loan Bank funding, less short-term liabilities relative to total assets, was within policy limits at December 31, 2022. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit include Federal Home Loan Bank collateral requirements, securities portfolio changes, and the mix of deposits.

The Company seeks to increase deposits without adversely impacting its weighted average funding cost. As a result of PPP loan fundings, government stimulus programs, and a customer focus on retaining liquidity, the Company experienced significant deposit growth and a buildup of liquidity in recent years, which began to normalize and run off throughout 2022, contributing to an overall decline in deposit balances at December 31, 2022. However, the Company also maintains a variety of liquidity sources, including Federal Home Loan Bank advances, Federal Reserve borrowing capacity, and repurchase agreement lines. These funding sources serve as a contingent source of liquidity and, when profitable lending and investment opportunities exist, the Company may access them to provide the liquidity needed to grow the balance sheet. The amount and type of assets that the Company has available to pledge affects the Company's Federal Home Loan Bank and Federal Reserve borrowing capacity. For example, a prime one-to-four family residential loan may provide 75 cents of borrowing capacity for every $1.00 pledged, whereas a pledged commercial loan may increase borrowing capacity in a lower amount. The Company’s lending decisions, therefore, can also affect its liquidity position.

The Company may also have the ability to raise additional funds through the issuance of equity or unsecured debt privately or publicly and has done so in the past. Additionally, the Company is able to enter into repurchase agreements or acquire brokered deposits at its discretion. The availability and cost of equity or debt on an unsecured basis is dependent on many factors, including the Company’s financial position, the market environment, and the Company’s credit rating. The Company monitors the factors that could affect its ability to raise liquidity through these channels.

The table below shows current and unused liquidity capacity from various sources at the dates indicated:
Table 24 - Sources of Liquidity

	December 31
	2022		2021
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank borrowings (1)	$637	$1,808,729	25,667	1,622,494
Federal Reserve Bank of Boston (2)	—	1,210,451	—	1,176,486
Unpledged securities	—	2,144,235	—	1,897,148
Line of Credit	—	85,000	—	85,000
Long-term borrowings (3)	—	—	14,063	—
Junior subordinated debentures (3)	62,855	—	62,853	—
Subordinated debt (3)	49,885	—	49,791	—
Reciprocal deposits (3)	653,638	—	998,121	—
Brokered deposits (3)	102,643	—	141,572	—
	$869,658	$5,248,415	$1,292,067	$4,781,128
(1)Loans with a carrying value of $2.7 billion and $2.3 billion at December 31, 2022 and 2021, respectively, have been pledged to the Federal Home Loan Bank of Boston resulting in this additional borrowing capacity.
(2)Loans with a carrying value of $1.7 billion and $1.8 billion at December 31, 2022 and 2021, respectively, have been pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.
(3)The additional borrowing capacity has not been assessed for these categories.

In addition to customary operational liquidity practices, the Board of Directors and management recognize the need to establish reasonable guidelines to manage a heightened liquidity risk environment. Catalysts for elevated liquidity risk can be Company-specific issues and/or systemic industry-wide events. Management is therefore responsible for instituting systems and controls designed to provide advanced detection of potentially significant funding shortages, establishing methods for assessing and monitoring risk levels, and instituting responses that may alleviate or circumvent a potential liquidity crisis. Management has established a Liquidity Contingency Plan to provide a framework to detect potential liquidity problems and appropriately address them in a timely manner. In a period of perceived heightened liquidity risk, the Liquidity Contingency Plan provides for the establishment of a Liquidity Crisis Task Force to monitor the potential for a liquidity crisis and execute an appropriate response.

Interest Rate Risk   Interest rate risk is the risk arising from changes in interest rates and the value of investments due to market conditions or other external factors or events. Interest rate risk includes market risk.

Interest rate risk is the sensitivity of income to changes in interest rates. Interest rate changes, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, the Company’s primary source of revenue. Interest rate risk arises directly from the Company’s core banking activities. In addition to directly affecting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and securities, and the fair value of securities and derivatives, and have other effects.

Management strives to control interest rate risk within limits approved by the Board of Directors that reflect the Company’s tolerance for interest rate risk over short-term and long-term horizons. The Company attempts to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging exposure. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. It is the Company's objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary within limits management deems prudent, with off-balance sheet hedging instruments such as interest rate swaps, floors, and caps.

The Company quantifies its interest rate exposures using net interest income simulation models, as well as simpler gap analysis, and an Economic Value of Equity analysis. Key assumptions in these analyses relate to behavior of interest rates and behavior of the Company’s deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities) and the life and sensitivity of non-maturity deposits (e.g., demand deposit, negotiable order of withdrawal, savings, and money market accounts). In the case of prepayment of mortgage assets, assumptions are derived from published median prepayment estimates for comparable mortgage loans. The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, interest rate sensitivity of loans cannot be determined with precision and actual behavior may differ from assumptions to a significant degree.

Based upon the net interest income simulation models, the Company anticipates that assets will re-price faster than liabilities. As a result, net interest income will be positively impacted as market rates increase and negatively impacted if market rates decrease. The Company runs several scenarios to quantify and effectively assist in managing interest rate risk, including instantaneous parallel shifts in market rates as well as gradual (12-24 months) shifts in market rates, and may also include other alternative scenarios as management deems necessary given the interest rate environment. The results of those scenarios are summarized in the following table:
Table 25 - Interest Rate Sensitivity

	Years Ended December 31
	2022	2021
	Year 1	Year 1
Parallel rate shocks (basis points)
-300	(10.0)%	n/a
-200	(5.7)%	n/a
-100	(2.5)%	(4.5)%
+100	1.5%	5.4%
+200	2.4%	11.4%
+300	4.0%	17.8%
+400	5.5%	23.9%

Gradual rate shifts (basis points)
-200 over 12 months	(2.3)%	n/a
-100 over 12 months	(1.1)%	(1.6)%
+200 over 12 months	1.4%	5.4%
+400 over 24 months	1.4%	5.4%

Alternative scenarios
Steep down 200 basis points scenario	(0.5)%	n/a

The results depicted in the table above are dependent on material assumptions. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits prompts the Company to raise rates on those liabilities more quickly than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income would be negatively affected. Alternatively, if the Company were able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.

The most significant market factors affecting the Company’s net interest income during the year ended December 31, 2022 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime, LIBOR, SOFR, and interest rates offered on long-term fixed rate loans.

The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by using interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement in which one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period from the other party. Interest rate caps and floors are agreements where one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period to a second party if certain market interest rate thresholds are realized. While interest is paid or received in swap, cap, and floors agreements, the notional principal amount is not exchanged. The Company may also manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts under which the Company agrees to deliver whole mortgage loans to various investors. See Note 10,"Derivatives and Hedging Activities" within Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information regarding the Company’s derivative financial instruments.

Movements in foreign currency rates or commodity prices do not directly or materially affect the Company's earnings. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines. See Note 3, "Securities" within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Operational Risk     Operational risk is the risk arising from human error or misconduct, transaction errors or delays, inadequate or failed internal systems or processes, data unavailability, loss, or poor quality, or adverse external events. Operational risk includes fraud risk and model risk. Potential operational risk exposure exists throughout the Company. The continued effectiveness of colleagues and operational infrastructure are integral to mitigating operational risk, and any shortcomings subject the Company to risks that vary in size, scale and scope.
Reputation Risk    Reputation risk is the risk arising from negative public opinion of the Company and the Bank. Management seeks to mitigate reputational risk through actions that include a structured process of customer complaint resolution and ongoing reputational monitoring.

Compliance Risk Compliance risk is the risk arising from violations of laws or regulations, non-conformance with prescribed practices, internal bank policies and procedures, or ethical standards. Compliance risk includes consumer compliance risk, legal risk, and regulatory compliance risk. Management seeks to mitigate compliance risk through compliance training and regulatory change management processes.

Technology Risk      Technology risk is the risk of losses or other impacts arising from the failure of technology systems to function in accordance with expectations and business requirements. Technology risk includes information technology risk, information security risk, and cyber security. Technology risks include technical failures, unlawful tampering with technical systems, cyber security, terrorist activities, ineffectiveness or exposure due to interruption in third party support. Management seeks to mitigate technology risk through appropriate security and controls over data and its technological environment.

Contractual Obligations, Commitments, Contingencies and Off-Balance Sheet Obligations

In the ordinary course of business the Company has entered into contractual obligations, commitments, residential loans sold with recourse and other off-balance sheet financial instruments. Refer to the accompanying notes to consolidated financial statements in this report for further information and the expected timing of the applicable payments as of December 31, 2022. These include payments related to (i) borrowings (Note 8 - Borrowings), (ii) lease obligations (Note 17 - Leases), (iii) time deposits with stated maturity dates (Note 7 - Deposits), (iv) commitments to extend credit (Note 18 - Commitments and Contingencies), (v) derivative positions (Note 10 - Derivatives and Hedging Activities), and (vi) unfunded commitments on low income housing project investments (Note 12 - Low Income Housing Project Investments). Also refer to Table 24 - Sources of Liquidity within Item 7 of this report for further details surrounding the Company's current and unused liquidity resources.

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

Critical Accounting Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Certain estimates associated with these policies inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. These critical accounting estimates are defined as estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on financial condition or results of operations. Management believes that the Company’s most critical accounting policies and estimates upon which the Company’s financial condition depends, and which involve the most complex or subjective decisions or assessments, are as follows:

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

Loans that no longer share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that are individually assessed, the Company uses either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable. Changes in these judgements and assumptions could be due to a number of circumstances which may have a direct impact on the provision for loan losses and may result in changes to the amount of allowance. The allowance for credit losses is increased by the provision for credit losses and by recoveries of loans previously charged off. Loan losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan.

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

Income Taxes    The Company accounts for income taxes using two components of income tax expense, current and deferred.  Current taxes represent the net estimated amount due to or to be received from taxing authorities in the current year.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, and carry-forwards that exist at the end of a period. Deferred tax assets and liabilities are measured using enacted tax rates and provisions of the enacted tax law and are not discounted to reflect the time-value of money.  The effect of any change in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are assessed for recoverability and the Company may record a valuation allowance if it believes based on available evidence that it is more likely than not that the deferred tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company may record a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns. Additionally, deferred tax assets and liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information. The Company may also record an unrecognized tax benefit related to uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. All movements in unrecognized tax benefits are recognized through the provision for income taxes. Taxes are discussed in more detail in Note 11, "Income Taxes" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

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

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management" in Item 7 of this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Independent Bank Corp. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

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

Allowance for credit losses
Description of the matter
The Company’s loan portfolio totaled $13.9 billion as of December 31, 2022, and the associated allowance for credit losses (“allowance”) was $152 million. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company estimates the allowance on a collective basis for loans sharing similar risk characteristics using a quantitative model based on probability of default, loss given default and exposure at default estimates, which are derived from internal historical default and loss experience, adjusted for economic forecasts. The output is then combined with an assessment of qualitative factors, including economic and business conditions, changes to collateral values and other external factors, which factors are designed to address forecast risk and model risk inherent in the quantitative model output. Loans that do not share similar risk characteristics are individually evaluated and an allowance is determined based on a discounted cash flow or the fair value of collateral.

Auditing the Company’s allowance for credit losses was complex due to the quantitative modeling used and involved subjective judgment to evaluate management’s determination of the qualitative risk factor adjustments and the allowance on individually evaluated loans described above.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s allowance process, which included, among others, controls over the appropriateness of the methodology, the development, operation and monitoring of the quantitative model, the reliability and accuracy of data used in developing the estimate, and management’s review and approval process over the economic forecasts, qualitative adjustments, individually evaluated loans, and overall allowance result.

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

For the allowance on individually evaluated loans, we assessed management’s use of either a discounted cash flow or fair value of collateral approach based on the nature of the loan. We evaluated the methodologies and the assumptions used by management in determining the likelihood of recoverability and valuation of the underlying collateral. Procedures performed included testing the completeness and accuracy of management’s population and testing the calculation of the allowance on individually evaluated loans.

/s/	Ernst & Young LLP
We have served as the Company's auditor since 2009
Boston, Massachusetts
February 28, 2023

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2022	2021
Assets
Cash and due from banks	$175,843	$141,581
Interest-earning deposits with banks	177,090	2,099,103
Securities
Trading	3,888	3,720
Equities	21,119	23,173
Available for sale (amortized cost $1,566,779 and $1,583,736)	1,399,154	1,571,148
Held to maturity (fair value $1,524,710 and $1,064,133)	1,705,120	1,066,818
Total securities	3,129,281	2,664,859
Loans held for sale (at fair value)	2,803	24,679
Loans
Commercial and industrial	1,635,103	1,563,279
Commercial real estate	7,760,230	7,992,344
Commercial construction	1,154,413	1,165,457
Small business	219,102	193,189
Residential real estate	2,035,524	1,604,686
Home equity - first position	566,166	589,550
Home equity - subordinate positions	522,584	450,061
Other consumer	35,553	28,720
Total loans	13,928,675	13,587,286
Less: allowance for credit losses	(152,419)	(146,922)
Net loans	13,776,256	13,440,364
Federal Home Loan Bank stock	5,218	11,407
Bank premises and equipment, net	196,504	195,590
Goodwill	985,072	985,072
Other intangible assets	25,068	32,772
Cash surrender value of life insurance policies	293,323	289,304
Other assets	527,716	538,674
Total assets	$19,294,174	$20,423,405
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$5,441,584	$5,479,503
Savings and interest checking accounts	5,898,009	6,350,016
Money market	3,343,673	3,556,375
Time certificates of deposit	1,195,741	1,531,150
Total deposits	15,879,007	16,917,044
Borrowings
Federal Home Loan Bank borrowings	637	25,667
Long-term borrowings	—	14,063
Junior subordinated debentures (less unamortized debt issuance costs of $33 and $35)	62,855	62,853
Subordinated debentures (less unamortized debt issuance costs of $115 and $209)	49,885	49,791
Total borrowings	113,377	152,374
Other liabilities	415,089	335,538
Total liabilities	16,407,473	17,404,956
Commitments and contingencies	—	—
Stockholders' Equity
Preferred stock, $0.01 par value; authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value; authorized: 75,000,000 shares, issued and outstanding: 45,641,238 shares at December 31, 2022 and 47,349,778 shares at December 31, 2021 (includes 135,712 and 135,273 shares of unvested participating restricted stock awards, respectively)	455	472
Value of shares held in rabbi trust at cost: 80,965 shares at December 31, 2022 and 82,565 shares at December 31, 2021	(3,227)	(3,146)
Deferred compensation obligation	3,227	3,146
Additional paid in capital	2,114,888	2,249,078
Retained earnings	934,442	766,716
Accumulated other comprehensive income (loss), net of tax	(163,084)	2,183
Total stockholders' equity	2,886,701	3,018,449
Total liabilities and stockholders' equity	$19,294,174	$20,423,405
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2022	2021	2020
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans	$577,923	$381,433	$369,836
Taxable interest and dividends on securities	50,354	30,477	30,133
Nontaxable interest and dividends on securities	6	16	35
Interest on loans held for sale	172	856	1,218
Interest on federal funds sold and short-term investments	14,385	2,494	847
Total interest and dividend income	642,840	415,276	402,069
Interest expense
Interest on deposits	24,652	8,327	27,333
Interest on borrowings	4,939	5,390	7,008
Total interest expense	29,591	13,717	34,341
Net interest income	613,249	401,559	367,728
Provision for credit losses	6,500	18,205	52,500
Net interest income after provision for credit losses	606,749	383,354	315,228
Noninterest income
Deposit account fees	23,370	16,745	15,121
Interchange and ATM fees	16,249	12,987	15,834
Investment management	36,832	35,308	29,432
Mortgage banking income	3,515	13,280	18,948
Increase in cash surrender value of life insurance policies	7,685	6,431	5,362
Gain on life insurance benefits	1,291	258	1,044
Loan level derivative income	2,932	3,257	10,058
Other noninterest income	22,793	17,584	15,641
Total noninterest income	114,667	105,850	111,440
Noninterest expenses
Salaries and employee benefits	204,711	172,586	152,460
Occupancy and equipment expenses	49,841	36,265	37,050
Data processing & facilities management	9,320	6,899	6,265
FDIC assessment	6,951	3,980	2,522
Consulting expense	9,617	8,271	5,987
Amortization of intangible assets	7,655	5,715	6,135
Debit card expense	7,670	5,144	4,374
Lease impairment	—	—	4,163
Loss on sale of other equity investments	—	—	1,033
Loss on termination of derivatives	—	—	684
Merger and acquisition expense	7,100	40,840	—
Software maintenance	10,961	8,149	7,264
Other noninterest expenses	59,836	44,680	45,895
Total noninterest expenses	373,662	332,529	273,832
Income before income taxes	347,754	156,675	152,836
Provision for income taxes	83,941	35,683	31,669
Net Income	$263,813	$120,992	$121,167
Basic earnings per share	$5.69	$3.47	$3.64
Diluted earnings per share	$5.69	$3.47	$3.64
Weighted average common shares (basic)	46,372,051	34,872,034	33,259,643
Common share equivalents	17,938	16,484	25,646
Weighted average common shares (diluted)	46,389,989	34,888,518	33,285,289
Cash dividends declared per common share	$2.08	$1.92	$1.84
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2022	2021	2020
	(Dollars in thousands)
Net income	$263,813	$120,992	$121,167
Other comprehensive (loss) income, net of tax
Net change in fair value of securities available for sale	(118,990)	(22,922)	8,857
Net change in fair value of cash flow hedges	(50,767)	(19,139)	16,797
Net change in other comprehensive income for defined benefit postretirement plans	4,490	3,549	(3,128)
Total other comprehensive (loss) income	(165,267)	(38,512)	22,526
Total comprehensive income	$98,546	$82,480	$143,693

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except per share data)
Balance December 31, 2019	34,377,388	$342	$(4,735)	$4,735	$1,035,450	$654,182	$18,169	$1,708,143
Cumulative effect accounting adjustment (1)	—	—	—	—	—	1,553	—	1,553
Net income	—	—	—	—	—	121,167	—	121,167
Other comprehensive income	—	—	—	—	—	—	22,526	22,526
Common dividend declared ($1.84 per share)	—	—	—	—	—	(60,878)	—	(60,878)
Proceeds from exercise of stock options, net of cash paid	8,873	—	—	—	197	—	—	197
Stock based compensation	—	—	—	—	4,123	—	—	4,123
Restricted stock awards issued, net of awards surrendered	47,182	1	—	—	(1,188)	—	—	(1,187)
Shares issued under direct stock purchase plan	32,249	—	—	—	2,132	—	—	2,132
Shares repurchased under share repurchase program	(1,500,000)	(15)	—	—	(95,076)	—	—	(95,091)
Deferred compensation and other retirement benefit obligations	—	—	1,669	(1,669)	—	—	—	—
Balance December 31, 2020	32,965,692	$328	$(3,066)	$3,066	$945,638	$716,024	$40,695	$1,702,685
Net income	—	—	—	—	—	120,992	—	120,992
Other comprehensive loss	—	—	—	—	—	—	(38,512)	(38,512)
Common dividend declared ($1.92 per share)	—	—	—	—	—	(70,300)	—	(70,300)
Common stock issued for acquisition	14,299,720	143	—	—	1,298,415	—	—	1,298,558
Proceeds from exercise of stock options, net of cash paid	4,744	—	—	—	(57)	—	—	(57)
Stock based compensation	—	—	—	—	4,309	—	—	4,309
Restricted stock awards issued, net of awards surrendered	53,768	1	—	—	(1,250)	—	—	(1,249)
Shares issued under direct stock purchase plan	25,854	—	—	—	2,023	—	—	2,023
Deferred compensation and other retirement benefit obligations	—	—	(80)	80	—	—	—	—
Balance December 31, 2021	47,349,778	$472	$(3,146)	$3,146	$2,249,078	$766,716	$2,183	$3,018,449
Net income	—	—	—	—	—	263,813	—	263,813
Other comprehensive loss	—	—	—	—	—	—	(165,267)	(165,267)
Common dividend declared ($2.08 per share)	—	—	—	—	—	(96,087)	—	(96,087)
Stock based compensation	—	—	—	—	4,464	—	—	4,464
Restricted stock awards issued, net of awards surrendered	49,016	1	—	—	(1,085)	—	—	(1,084)
Shares issued under direct stock purchase plan	29,409	—	—	—	2,359	—	—	2,359
Shares repurchased under share repurchase program	(1,786,965)	(18)	—	—	(139,928)	—	—	(139,946)
Deferred compensation and other retirement benefit obligations	—	—	(81)	81	—	—	—	—
Balance December 31, 2022	45,641,238	$455	$(3,227)	$3,227	$2,114,888	$934,442	$(163,084)	$2,886,701
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

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2022	2021	2020
	(Dollars in thousands)
Cash flow from operating activities
Net income	$263,813	$120,992	$121,167
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	38,799	32,824	27,262
Change in unamortized net loan costs and fees	(7,119)	(24,785)	(7,126)
Amortization (accretion) of acquired loans	175	(6,882)	(6,286)
Provision for credit losses	6,500	18,205	52,500
Deferred income tax (benefit) expense	(1,254)	3,090	(17,506)
Net loss (gain) on equity securities	3,061	(554)	(528)
Net (gain) loss on bank premises and equipment	(584)	139	372
Lease impairment	—	—	4,163
Loss on termination of derivatives	—	—	684
Realized gain on sale leaseback transaction	(578)	(578)	(578)
Stock based compensation	4,464	4,309	4,123
Increase in cash surrender value of life insurance policies	(7,685)	(6,431)	(5,362)
Gain on life insurance benefits	(1,291)	(258)	(1,044)
Operating lease payments	(19,296)	(17,456)	(11,936)
Change in fair value on loans held for sale	452	1,679	(1,296)
Net change in:
Trading assets	(168)	(882)	(659)
Loans held for sale	21,424	31,746	(23,501)
Other assets	65,263	93,565	(145,953)
Other liabilities	55,224	(58,503)	76,140
Total adjustments	157,387	69,228	(56,531)
Net cash provided by operating activities	421,200	190,220	64,636
Cash flows used in investing activities
Proceeds from sales of equity securities	31	1,164	—
Purchases of equity securities	(1,524)	(2,171)	(803)
Proceeds from maturities and principal repayments of securities available for sale	139,923	95,981	108,893
Purchases of securities available for sale	(123,289)	(1,284,867)	(84,156)
Proceeds from maturities and principal repayments of securities held to maturity	166,712	263,106	261,705
Purchases of securities held to maturity	(804,105)	(606,543)	(244,718)
Net redemption of Federal Home Loan Bank stock	6,189	25,027	4,174
Investments in low income housing projects	(33,232)	(22,496)	(17,858)
Purchases of life insurance policies	(163)	(40,164)	(164)
Proceeds from life insurance policies	3,160	576	3,417
Net (increase) decrease in loans	(335,448)	744,981	(511,526)
Net cash acquired in business combinations	—	787,301	—
Purchases of bank premises and equipment	(22,072)	(25,200)	(12,586)
Proceeds from the sale of bank premises and equipment	3,344	169	6,095
Payments on early termination of hedging relationship	—	—	(684)
Net cash used in investing activities	(1,000,474)	(63,136)	(488,211)
Cash flows (used in) provided by financing activities
Net decrease in time deposits	(334,381)	(235,577)	(444,276)
Net (decrease) increase in other deposits	(702,628)	1,719,398	2,290,489
Net repayments of short-term Federal Home Loan Bank borrowings	(25,000)	—	(45,000)
Repayments of long-term Federal Home Loan Bank borrowings	—	(586,088)	(35,000)
Repayments of long-term debt, net of issuance costs	(14,063)	(18,750)	(42,187)
Net proceeds from exercise of stock options	—	(57)	197
Restricted stock awards issued, net of awards surrendered	(1,084)	(1,249)	(1,187)
Proceeds from shares issued under direct stock purchase plan	2,359	2,023	2,132
Payments for shares repurchased under direct stock purchase plan	(139,946)	—	(95,091)

Common dividends paid	(93,734)	(62,736)	(60,840)
Net cash (used in) provided by financing activities	(1,308,477)	816,964	1,569,237
Net (decrease) increase in cash and cash equivalents	(1,887,751)	944,048	1,145,662
Cash and cash equivalents at beginning of year	2,240,684	1,296,636	150,974
Cash and cash equivalents at end of period	$352,933	$2,240,684	$1,296,636
Cash paid during the year for
Interest on deposits and borrowings	$26,424	$14,004	$36,739
Income taxes	$44,274	$23,353	$48,240
Supplemental schedule of noncash investing and financing activities
Net increase in capital commitments relating to low income housing project investments	$17,643	$33,691	$32,477
Recognition of operating lease at commencement and/or extension	$14,789	$7,768	$8,646
In conjunction with the Company's acquisitions, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$—	$1,298,558	$—
Fair value of assets acquired, net of cash acquired	$—	$5,574,209	$—
Fair value of liabilities assumed	$—	$5,062,952	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

INDEPENDENT BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Independent Bank Corp. (the "Company") is a bank holding company, the principal subsidiary of which is Rockland Trust Company ("Rockland Trust" or the "Bank"). Rockland Trust is a state-chartered commercial bank which provides a variety of banking, investment and financial services through its retail branches, commercial banking centers, investment management offices and mortgage lending centers located throughout Eastern Massachusetts as well as in Worcester County and Rhode Island. Rockland Trust deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area. Rockland Trust is a community-oriented commercial bank, and the community banking business is the Company's only reportable operating segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Concentrations of Credit Risk

The vast majority of the Bank’s lending activities are conducted in New England. The Bank originates commercial and industrial loans, commercial and residential real estate loans, including construction loans, small business loans, home equity loans, and other consumer loans for its portfolio. The Bank tracks concentrations of credit across numerous categories and segments including any particular industries where the aggregate credit exposure exceeds 25% of the Bank's tier one capital. Aggregate credit exposure includes direct, indirect or contingent obligations to a borrower, an affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry.

Loans originated by the Bank to lessors of nonresidential buildings, lessors of residential buildings, building construction, and within the accommodations industry represented 21.3%, 14.3%, 5.9%, and 3.9% of the Bank's aggregate credit exposure, respectively, at December 31, 2022. Within these concentration categories, the Company believes it is well diversified among collateral property types and tenant industries.

Business Combinations

In accordance with applicable accounting guidance, the Company recognizes assets acquired and liabilities assumed at their respective fair values as of the date of acquisition, with the related transaction costs expensed in the period incurred. The Company may use third party valuation specialists to assist in the determination of fair value of certain assets and liabilities at the acquisition date, including loans, core deposit intangibles and time deposits. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed on the acquisition date, the estimates are inherently uncertain. The allowance for credit losses on purchased credit deteriorated ("PCD") loans is recognized within business combination accounting. The allowance for credit losses on non-PCD loans is recognized as a provision expense in the same period as the business combination.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other intangible assets subject to amortization consist of core deposit intangibles, customer lists, and non-compete agreements that are amortized over the estimated lives of the intangibles using a method that approximates the amount of economic benefits that are realized by the Company. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Leases

The Company leases office space, space for ATM and parking locations, and certain branch locations under noncancelable operating leases, several of which have renewal options to extend lease terms. Upon commencement of a new lease, the Company will recognize a right of use ("ROU") asset and corresponding lease liability. The Company makes the decision on whether to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to its ROU asset and lease liability when lease agreements are amended and executed, or in an event where the Company is reasonably certain that a renewal option will be exercised. The discount rate used in determining the present value of lease payments is based on the Company's incremental borrowing rate for borrowings with terms similar to each lease at commencement date. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges, real estate taxes, and insurance, are not included in the measurement of the lease liability since they are generally able to be segregated. The Company has elected the short-term lease recognition exemption for all leases that qualify. The Company may also assume lease obligations in connection with its acquisition activities, which may result in a market-based favorable or unfavorable lease position, resulting in an intangible lease asset. These intangible lease assets are amortized over the estimated remaining lease term.

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

Recent Accounting Standards

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 848 "Reference Rate Reform" Update No. 2020-04. Update No. 2020-04 was issued in March 2020 to provide optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The amendments will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022 and do not apply to contract modifications made after December 31, 2022. FASB ASC Topic 848 "Reference Rate Reform" Update No. 2021-01 was subsequently issued in January 2021 and expanded application of the optional expedients to derivative transactions affected by the discounting transition. FASB ASC Topic 848 " Reference Rate Reform" Update No. 2022-06 was subsequently issued in December 2022 and defers the sunset date of the standard from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief offered in the standard.

The Company has elected to apply certain optional expedients related to hedge accounting and contract modifications, with no material impact to the Company's financial statements. Additionally, the Company has established a working group to guide the Company’s transition from LIBOR and has begun efforts to transition off the LIBOR index consistent with industry timelines. The working group has identified the Company's products that utilize LIBOR, implemented fallback language into applicable contracts, and has selected the Secured Overnight Funding Rate (“SOFR”) as its preferred alternative rate index.

FASB ASC Topic 815 "Derivatives and Hedging" Update No. 2022-01. Update No. 2022-01 was issued in March 2022 and its amendments allow for nonprepayable financial assets to also be included in a closed portfolio hedged using the portfolio layer method. The expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets resulting in more consistent accounting for similar hedges. All amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has assessed the impact of the adoption of this standard and does not expect it to have a material impact on the Company's financial statements.

FASB ASC Topic 326 "Financial Instruments - Credit Losses" Update No. 2022-02. Update No. 2022-02 was issued in March 2022 and applies to public entities that have adopted ASU Topic 326. The amendments in this update eliminate the existing accounting guidance for troubled debt restructures ("TDRs") by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors and instead require that an entity evaluate whether a modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 also requires additional disclosure of current period gross write-offs by year of origination for financing receivables to be included in the entity's vintage disclosure, as currently required under Topic 326. All amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2022-02 effective January 1, 2023 and the adoption did not have a material impact on the Company's financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 ACQUISITIONS

Meridian Bancorp, Inc.

On November 12, 2021, the Company completed the acquisition of Meridian Bancorp, Inc., parent of East Boston Savings Bank (collectively, "Meridian"). The transaction qualified as a tax-free reorganization for federal income tax purposes and provided a tax-free exchange to Meridian Bancorp, Inc. stockholders with respect to the common stock received in the merger. For each share of Meridian Bancorp, Inc. common stock, stockholders received 0.2750 shares of the Company's stock, with cash paid in lieu of fractional shares. Total consideration of $1.3 billion consisted of 14.3 million shares of the Company's common stock issued, as well as $11.2 million in cash paid for stock option cancellations and in lieu of fractional shares. In addition to increasing its loan and deposit base, the acquisition enabled the Company to provide a deeper product set to Meridian's customers, as well as benefit from increased operating synergies, which are expected to improve the long-term operating and financial results of the Company.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 3 SECURITIES

Trading Securities

The Company had trading securities of $3.9 million and $3.7 million at December 31, 2022 and 2021, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company's non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.

Equity Securities

The Company had equity securities of $21.1 million and $23.2 million at December 31, 2022 and 2021, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the consolidated statements of income that relate to equity securities for the periods indicated:

	Years Ended December 31
	2022	2021	2020
	(Dollars in thousands)
Net (losses) gains recognized during the period on equity securities	$(3,061)	$554	$528
Less: net gains recognized during the period on equity securities sold during the period	—	192	14
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(3,061)	$362	$514

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available for Sale Securities

The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at the dates indicated:

	December 31, 2022					December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$230,936	$—	$(28,636)	$—	$202,300	$217,393	$990	$(2,901)	$—	$215,482
U.S. treasury securities	874,035	—	(82,694)	—	791,341	873,467	172	(12,191)	—	861,448
Agency mortgage-backed securities	359,068	54	(45,434)	—	313,688	364,955	4,512	(5,534)	—	363,933
Agency collateralized mortgage obligations	41,874	—	(3,031)	—	38,843	78,966	1,282	(571)	—	79,677
State, county, and municipal securities	193	—	(2)	—	191	192	11	—	—	203
Single issuer trust preferred securities issued by banks	—	—	—	—	—	489	2	—	—	491
Pooled trust preferred securities issued by banks and insurers	1,203	—	(169)	—	1,034	1,199	—	(199)	—	1,000
Small business administration pooled securities	59,470	—	(7,713)	—	51,757	47,075	1,839	—	—	48,914
Total available for sale securities	$1,566,779	$54	$(167,679)	$—	$1,399,154	$1,583,736	$8,808	$(21,396)	$—	$1,571,148

Excluded from the table above is accrued interest on available for sale securities of $3.6 million and $3.0 million at December 31, 2022 and 2021, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities for the years ended December 31, 2022 and 2021. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at December 31, 2022 and 2021.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale for the years ended December 31, 2022 and 2021, and therefore no gains or losses were realized for the periods presented.

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

		December 31, 2022
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
U.S. government agency securities	9	$60,575	$(7,292)	$141,725	$(21,344)	$202,300	$(28,636)
U.S. treasury securities	18	43,035	(6,350)	748,306	(76,344)	791,341	(82,694)
Agency mortgage-backed securities	123	155,944	(15,186)	154,653	(30,248)	310,597	(45,434)
Agency collateralized mortgage obligations	13	38,843	(3,031)	—	—	38,843	(3,031)
State, county, and municipal securities	1	191	(2)	—	—	191	(2)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,034	(169)	1,034	(169)
Small business administration pooled securities	8	34,511	(3,550)	17,246	(4,163)	51,757	(7,713)
Total impaired available for sale securities	173	$333,099	$(35,411)	$1,062,964	$(132,268)	$1,396,063	$(167,679)

		December 31, 2021
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agency securities	6	$160,913	$(2,901)	$—	$—	$160,913	$(2,901)
U.S. treasury securities	17	811,993	(12,191)	—	—	811,993	(12,191)
Agency mortgage-backed securities	12	214,678	(5,534)	—	—	214,678	(5,534)
Agency collateralized mortgage obligations	1	22,960	(571)	—	—	22,960	(571)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,000	(199)	1,000	(199)
Total impaired available for sale securities	37	$1,210,544	$(21,197)	$1,000	$(199)	$1,211,544	$(21,396)

The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments for the years ended December 31, 2022 and 2021. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at December 31, 2022:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Held to Maturity Securities

The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated:

	December 31, 2022					December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$31,258	$—	$(2,222)	$—	$29,036	$32,987	$—	$(441)	—	$32,546
U.S. treasury securities	100,634	—	(11,755)	—	88,879	102,560	6	(324)	—	102,242
Agency mortgage-backed securities	898,927	408	(83,383)	—	815,952	493,012	8,495	(4,271)	—	497,236
Agency collateralized mortgage obligations	535,971	—	(77,554)	—	458,417	415,736	3,232	(10,123)	—	408,845
Single issuer trust preferred securities issued by banks	1,500	8	—	—	1,508	1,500	8	—	—	1,508
Small business administration pooled securities	136,830	313	(6,225)	—	130,918	21,023	733	—	—	21,756
Total held to maturity securities	$1,705,120	$729	$(181,139)	$—	$1,524,710	$1,066,818	$12,474	$(15,159)	$—	$1,064,133

Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities for the years ended December 31, 2022 and 2021. Excluded from the table above is accrued interest on held to maturity securities of $4.4 million and $2.0 million at December 31, 2022 and 2021, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities for the years ended December 31, 2022 and 2021. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at December 31, 2022 and 2021.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities for the years ended December 31, 2022 and 2021, and therefore no gains or losses were realized for such periods.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. At December 31, 2022 and 2021, all held to maturity securities held by the Company were rated investment grade or higher.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity at December 31, 2022 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$117,591	$104,486	$113,345	$97,814	$—	$—	$230,936	$202,300
U.S. treasury securities	49,958	48,237	690,626	627,111	133,451	115,993	—	—	874,035	791,341
Agency mortgage-backed securities	14,800	14,571	72,240	66,658	124,370	105,203	147,658	127,256	359,068	313,688
Agency collateralized mortgage obligations	—	—	—	—	—	—	41,874	38,843	41,874	38,843
State, county, and municipal securities	—	—	193	191	—	—	—	—	193	191
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,203	1,034	1,203	1,034
Small business administration pooled securities	—	—	—	—	—	—	59,470	51,757	59,470	51,757
Total available for sale securities	$64,758	$62,808	$880,650	$798,446	$371,166	$319,010	$250,205	$218,890	$1,566,779	$1,399,154
Held to maturity securities
U.S. government agency securities	$—	$—	$31,258	$29,036	$—	$—	$—	$—	$31,258	$29,036
U.S. Treasury securities	—	—	49,779	44,519	50,855	44,360	—	—	100,634	88,879
Agency mortgage-backed securities	152	150	215,269	203,018	450,182	395,627	233,324	217,157	898,927	815,952
Agency collateralized mortgage obligations	—	—	29,836	28,381	36,576	31,802	469,559	398,234	535,971	458,417
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,508	—	—	1,500	1,508
Small business administration pooled securities	—	—	—	—	3,388	3,088	133,442	127,830	136,830	130,918
Total held to maturity securities	$152	$150	$326,142	$304,954	$542,501	$476,385	$836,325	$743,221	$1,705,120	$1,524,710
Total	$64,910	$62,958	$1,206,792	$1,103,400	$913,667	$795,395	$1,086,530	$962,111	$3,271,899	$2,923,864

Included in the table above is $24.6 million of callable securities at December 31, 2022.

The carrying value of securities pledged to secure public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law, was $959.8 million and $740.6 million at December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

Loans Held for Investment and Allowance for Credit Losses

The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the periods indicated:

	Years Ended December 31, 2022
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$14,402	$83,486	$12,316	$3,508	$14,484	$17,986	$740	$146,922
Charge-offs	—	(62)	—	(196)	—	(122)	(2,272)	(2,652)
Recoveries	49	333	—	149	—	121	997	1,649
Provision for credit loss expense	13,108	(5,958)	(1,554)	(627)	6,489	(6,481)	1,523	6,500
Ending balance (1)	$27,559	$77,799	$10,762	$2,834	$20,973	$11,504	$988	$152,419

	Years Ended December 31, 2021
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$21,086	$45,009	$5,397	$5,095	$14,275	$22,060	$470	$113,392
Charge-offs	(3,474)	—	—	(219)	—	(69)	(1,182)	(4,944)
Recoveries	2,686	57	—	98	1	249	638	3,729
Initial reserve on PCD loans	166	14,397	1,019	—	429	163	366	16,540
Provision for credit loss expense	(6,062)	24,023	5,900	(1,466)	(221)	(4,417)	448	18,205
Ending balance (1)	$14,402	$83,486	$12,316	$3,508	$14,484	$17,986	$740	$146,922

	Year Ended December 31, 2020
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance, pre adoption of ASU 2016-13	$17,594	$32,935	$6,053	$1,746	$3,440	$5,576	$396	$67,740
Cumulative effect accounting adjustment (2)	(1,984)	(13,048)	(3,652)	495	9,828	7,012	212	(1,137)
Cumulative effect accounting adjustment (3)	49	337	—	—	423	319	29	1,157
Charge-offs	(2,309)	(3,885)	—	(380)	(105)	(142)	(1,625)	(8,446)
Recoveries	289	9	—	33	2	210	1,035	1,578
Provision (benefit)	7,447	28,661	2,996	3,201	687	9,085	423	52,500
Ending balance (1)	$21,086	$45,009	$5,397	$5,095	$14,275	$22,060	$470	$113,392
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $50.8 million, $43.7 million, and $36.0 million at December 31, 2022, 2021, and 2020, respectively.
(2)Represents adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of Accounting Standards Update 2016-13 on January 1, 2020. The adjustment represents a $1.1 million decrease to the allowance attributable to the change in accounting methodology for estimating the allowance for credit losses resulting from the Company's adoption of the standard.
(3)Represents adjustment needed to reflect the day one reclassification of the Company's purchased credit impaired ("PCI") loan balances to PCD and the associated gross-up, pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment represents a $1.2 million increase to the allowance resulting from the day one reclassification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance of allowance for credit losses of $152.4 million at December 31, 2022 increased by $5.5 million, or 3.7% from the prior year driven primarily by an additional reserve allocation associated with a single large commercial and industrial credit that migrated to nonperforming status during 2022, as well as additional provisioning for net loan growth, partially offset by a stabilized credit environment and continued strong asset quality metrics.

For the purpose of estimating the allowance for credit losses, management segregated the loan portfolio into the portfolio segments detailed in the above tables.  Each of these loan categories possesses unique risk characteristics that are considered when determining the appropriate level of allowance for each segment.  Some of the characteristics unique to each loan category include:

Commercial Portfolio
•Commercial and Industrial: Consists of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment.  Collateral generally consists of accounts receivable, inventory, plant and equipment, real estate, or other business assets. The primary source of repayment is operating cash flow and, secondarily, liquidation of assets.
•Commercial Real Estate: Consists of mortgage loans to finance investment in real property such as multi-family residential, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties and is inclusive of owner-occupied commercial properties.  Loans are typically written with amortizing payment structures.  Collateral values are determined based upon third party appraisals and evaluations.  Permissible loan to value ratios at origination are governed by Company policy and regulatory guidelines. The primary source of repayment is cash flow from operating leases and rents and, secondarily, liquidation of assets.
•Commercial Construction: Consists of short-term construction loans, revolving and nonrevolving credit lines and construction/permanent loans to finance the acquisition, development and construction or rehabilitation of real property.  Project types include residential land development, one-to-four family, condominium, and multi-family home construction, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties.  Loans may be written with nonamortizing or hybrid payment structures depending upon the type of project.  Collateral values are determined based upon third party appraisals and evaluations.  Permissible loan to value ratios at origination are governed by Company policy and regulatory guidelines.  Repayment sources vary depending upon the type of project and may consist of proceeds from the sale or lease of units, operating cash flows or liquidation of other assets.
•Small Business: Consists of revolving, term loan and mortgage obligations extended to sole proprietors and small businesses for purposes of financing working capital and/or capital investment.  Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, or real estate if applicable.  The primary source of repayment is operating cash flows and, secondarily, liquidation of assets.

For the commercial portfolio, the Bank typically will obtain security interests in collateral and obtain personal guarantees for payment from individuals holding material ownership interests in the borrowing entities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$350,036	$137,832	$113,020	$59,936	$79,391	$18,197	$815,128	$3,165	$1,576,705
Potential weakness	4,836	925	1,023	1,744	467	623	17,122	—	26,740
Definite weakness - loss unlikely	2,389	1,681	180	618	—	—	3,623	—	8,491
Partial loss probable	—	—	—	—	—	—	23,167	—	23,167
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$357,261	$140,438	$114,223	$62,298	$79,858	$18,820	$859,040	$3,165	$1,635,103

Commercial real estate
Pass	$1,277,333	$1,487,333	$1,213,984	$723,794	$696,166	$1,833,099	$44,477	$669	$7,276,855
Potential weakness	42,005	65,603	39,740	14,167	58,190	183,468	—	—	403,173
Definite weakness - loss unlikely	42,629	3,843	4,774	4,066	3,553	21,162	—	—	80,027
Partial loss probable	—	—	—	—	—	175	—	—	175
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$1,361,967	$1,556,779	$1,258,498	$742,027	$757,909	$2,037,904	$44,477	$669	$7,760,230

Commercial construction
Pass	$504,932	$327,194	$169,838	$56,693	$3,135	$1,588	$23,122	$951	$1,087,453
Potential weakness	33,000	1,775	3,347	—	—	—	—	—	38,122
Definite weakness - loss unlikely	18,980	9,858	—	—	—	—	—	—	28,838
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$556,912	$338,827	$173,185	$56,693	$3,135	$1,588	$23,122	$951	$1,154,413

Small business
Pass	$54,876	$44,811	$31,051	$16,588	$9,882	$18,891	$39,434	$—	$215,533
Potential weakness	—	152	373	366	191	117	686	—	1,885
Definite weakness - loss unlikely	139	98	417	—	—	401	629	—	1,684
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$55,015	$45,061	$31,841	$16,954	$10,073	$19,409	$40,749	$—	$219,102

Residential real estate
Pass	$665,407	$419,665	$193,886	$94,065	$94,425	$565,246	$—	$—	$2,032,694
Default	—	—	729	158	—	1,943	—	—	2,830
Total residential real estate	$665,407	$419,665	$194,615	$94,223	$94,425	$567,189	$—	$—	$2,035,524

Home equity
Pass	$43,917	$60,103	$54,802	$32,014	$26,414	$118,367	$748,294	$3,874	$1,087,785
Default	—	—	—	122	—	83	760	—	965

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total home equity	$43,917	$60,103	$54,802	$32,136	$26,414	$118,450	$749,054	$3,874	$1,088,750

Other consumer
Pass	$677	$2,013	$1,619	$1,022	$231	$3,023	$26,939	$—	$35,524
Default	—	—	—	18	—	11	—	—	29
Total other consumer	$677	$2,013	$1,619	$1,040	$231	$3,034	$26,939	$—	$35,553

Total	$3,041,156	$2,562,886	$1,828,783	$1,005,371	$972,045	$2,766,394	$1,743,381	$8,659	$13,928,675

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$478,141	$167,421	$92,657	$74,940	$12,432	$27,000	$681,155	$250	$1,533,996
Potential weakness	779	6,874	1,627	109	908	287	5,401	—	15,985
Definite weakness - loss unlikely	766	317	962	515	2,570	258	7,910	—	13,298
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$479,686	$174,612	$95,246	$75,564	$15,910	$27,545	$694,466	$250	$1,563,279

Commercial real estate
Pass	$1,445,829	$1,232,824	$875,001	$950,540	$820,201	$1,913,217	$154,020	$—	$7,391,632
Potential weakness	51,024	86,781	53,250	69,137	53,455	185,847	13,617	—	513,111
Definite weakness - loss unlikely	20,078	4,106	3,380	1,663	35,727	22,647	—	—	87,601
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$1,516,931	$1,323,711	$931,631	$1,021,340	$909,383	$2,121,711	$167,637	$—	$7,992,344

Commercial construction
Pass	$374,023	$451,987	$141,127	$62,752	$19,168	$48,175	$36,368	$2,289	$1,135,889
Potential weakness	9,646	2,550	—	—	—	12,811	—	—	25,007
Definite weakness - loss unlikely	4,561	—	—	—	—	—	—	—	4,561
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$388,230	$454,537	$141,127	$62,752	$19,168	$60,986	$36,368	$2,289	$1,165,457

Small business
Pass	$53,939	$37,017	$20,840	$13,459	$9,665	$18,603	$35,875	$—	$189,398
Potential weakness	210	456	379	198	4	285	803	—	2,335
Definite weakness - loss unlikely	—	619	32	9	4	278	514	—	1,456
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$54,149	$38,092	$21,251	$13,666	$9,673	$19,166	$37,192	$—	$193,189

Residential real estate
Pass	$454,162	$215,142	$114,762	$122,745	$133,961	$559,701	$—	$—	$1,600,473
Default	—	392	—	1,010	—	2,811	—	—	4,213
Total residential real estate	$454,162	$215,534	$114,762	$123,755	$133,961	$562,512	$—	$—	$1,604,686

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Home equity
Pass	$66,410	$63,870	$38,201	$33,505	$38,051	$109,544	$684,427	$3,932	$1,037,940
Default	—	—	—	—	—	—	1,555	116	1,671
Total home equity	$66,410	$63,870	$38,201	$33,505	$38,051	$109,544	$685,982	$4,048	$1,039,611

Other consumer
Pass	$3,363	$2,702	$2,191	$859	$654	$4,462	$14,377	$—	$28,608
Default	16	6	29	25	—	35	1	—	112
Total other consumer	$3,379	$2,708	$2,220	$884	$654	$4,497	$14,378	$—	$28,720
Total	$2,962,947	$2,273,064	$1,344,438	$1,331,466	$1,126,800	$2,905,961	$1,636,023	$6,587	$13,587,286
(1)Loans origination dates in the tables above reflect the original date, or the date of a material modification of a previously originated loan, for both organic originations and acquired loans.
(2)Loans originated as part of the Paycheck Protection Program ("PPP") established by the Coronavirus, Aid, Relief and Economic Security Act ("CARES Act") are reported as commercial and industrial under the 2021 and 2020 vintage years and "Pass" category as these loans are 100% guaranteed by the U.S. Government. Outstanding PPP loans totaled $9.1 million and $216.2 million at December 31, 2022 and 2021, respectively.

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

	December 31 2022	December 31 2021
Residential portfolio
FICO score (re-scored)(1)	753	749
LTV (re-valued)(2)	57.0%	54.4%
Home equity portfolio
FICO score (re-scored)(1)	771	772
LTV (re-valued)(2)(3)	41.3%	42.4%
(1)The average FICO scores at December 31, 2022 are based upon rescores from December 2022, as available for previously originated loans, or origination score data for loans booked in December 2022.  The average FICO scores at December 31, 2021 were based upon rescores from December 2021, as available for previously originated loans, or origination score data for loans booked in December 2021.
(2)The combined LTV ratios for December 31, 2022 are based upon updated automated valuations as of November 2022, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2021 were based upon updated automated valuations as of November 2021, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

Unfunded Commitments

Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At December 31, 2022 and 2021, the Company's estimated reserve for unfunded commitments amounted to $1.3 million and $1.5 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In response to the COVID-19 pandemic, the Company granted loan modifications to allow deferral of payments for borrowers negatively impacted by the pandemic. The balance of loans with active deferrals decreased to $55.6 million at December 31, 2022, compared to $383.1 million at December 31, 2021 as granted deferrals continued to reach maturity. The majority of these loans with active deferrals continue to be characterized as current loans. In accordance with regulatory guidance, these modifications were not considered to be troubled debt restructurings ("TDRs") if they were performing prior to December 31, 2019. Additionally, a majority of these loans were characterized as current and therefore were not impacting nonaccrual or delinquency totals at December 31, 2022 and 2021. The Company does, however, consider all active deferrals when estimating loss reserves. As loans reach their deferral maturity date, consideration of TDR and delinquency status will resume in accordance with the Company's accounting policy.

The following table shows information regarding nonaccrual loans at the dates indicated:

	Nonaccrual Balances
	December 31, 2022			December 31, 2021
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total (1)	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total (1)
	(Dollars in thousands)
Commercial and industrial	$26,395	$298	$26,693	$3,420	$19	$3,439
Commercial real estate	12,961	2,769	15,730	10,870	—	10,870
Small business	99	5	104	44	—	44
Residential real estate	8,479	—	8,479	8,580	602	9,182
Home equity	3,400	—	3,400	3,781	—	3,781
Other consumer	475	—	475	504	—	504
Total nonaccrual loans	$51,809	$3,072	$54,881	$27,199	$621	$27,820
(1)Included in these amounts are $11.5 million and $2.0 million of nonaccruing TDRs at December 31, 2022 and December 31, 2021, respectively.

It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans for the years ended December 31, 2022, 2021, and 2020.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,615	$1,426
The following tables show the age analysis of past due financing receivables at the dates indicated:

	December 31, 2022
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	3	$49	1	$175	3	$23,726	7	$23,950	$1,611,153	$1,635,103
Commercial real estate	7	2,052	5	4,971	3	2,977	15	10,000	7,750,230	7,760,230
Commercial construction	—	—	—	—	—	—	—	—	1,154,413	1,154,413
Small business	12	111	3	25	3	5	18	141	218,961	219,102
Residential real estate	8	1,654	8	1,105	16	1,725	32	4,484	2,031,040	2,035,524
Home equity	19	1,647	3	201	17	965	39	2,813	1,085,937	1,088,750
Other consumer (1)	432	421	15	83	4	28	451	532	35,021	35,553
Total	481	$5,934	35	$6,560	46	$29,426	562	$41,920	$13,886,755	$13,928,675

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2021
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	7	$143	2	$252	2	$24	11	$419	$1,562,860	$1,563,279
Commercial real estate	15	32,845	—	—	4	1,339	19	34,184	7,958,160	7,992,344
Commercial construction	—	—	—	—	—	—	—	—	1,165,457	1,165,457
Small business	11	136	6	53	4	24	21	213	192,976	193,189
Residential real estate	12	2,709	5	714	76	3,922	93	7,345	1,597,341	1,604,686
Home equity	15	1,375	6	381	21	1,671	42	3,427	1,036,184	1,039,611
Other consumer (1)	458	719	41	277	16	112	515	1,108	27,612	28,720
Total	518	$37,927	60	$1,677	123	$7,092	701	$46,696	$13,540,590	$13,587,286
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
(2)The amount of net deferred costs on originated loans included in the ending balance was $5.0 million at December 31, 2022 compared to net deferred fees of $159,000 at December 31, 2021. Net unamortized discounts on acquired loans included in the ending balance was $10.4 million at both December 31, 2022 and 2021.

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

The following table shows the Company’s total TDRs and other pertinent information at the dates indicated:

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
TDRs on accrual status	$11,278	$14,635
TDRs on nonaccrual	11,520	1,993
Total TDRs	$22,798	$16,628
Additional commitments to lend to a borrower who has been a party to a TDR	$64	$190

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the troubled debt restructurings which occurred for the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Year Ended
	December 31, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings		(Dollars in thousands)
Commercial and industrial	4	$3,466	$3,465
Commercial real estate	1	7,850	7,850
Small business	—	—	—
Total	5	$11,316	$11,315

	Year Ended
	December 31, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings		(Dollars in thousands)
Commercial and industrial	1	$14,148	$14,148
Commercial real estate	5	3,964	3,964
Small business	2	189	189
Total (1)	8	$18,301	$18,301

	Year Ended
	December 31, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings		(Dollars in thousands)
Commercial and industrial	8	$732	$732
Commercial real estate	10	2,865	2,865
Small business	10	752	728
Residential real estate	2	559	642
Total (1)	30	$4,908	$4,967
(1)The pre-modification and post-modification balances represent the legal principal balance of the loan. Activity presented in the tables above includes $14.3 million, and $1.9 million of modifications on existing TDRs during the years ended December 31, 2021 and 2020, respectively.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification for the periods indicated:

	Years Ended
	December 31
	2022	2021	2020

Extended maturity	$11,315	$4,153	$4,120
Adjusted interest rate	—	—	822
Combination rate and maturity	—	14,148	—
Court ordered concession	—	—	25
Total	$11,315	$18,301	$4,967

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company considers a loan to have defaulted when it reaches 90 days past due. During the twelve months ended December 31, 2022, 2021, and 2020, respectively, there were no loans modified during the prior twelve months that subsequently defaulted during the respective periods. The Company determines the amount of allowance on accruing TDRs using a discounted cash flow approach, or a fair value of collateral approach if the loan is determined to be individually evaluated. The allowance on nonaccrual TDR's is estimated in accordance with the CECL methodology for loans measured on a collective basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, were as follows:

	2022	2021	Estimated Useful Life
	(Dollars in thousands)		(In years)
Cost
Land	$52,844	$54,295	n/a
Bank premises	97,760	96,887	5-40
Leasehold improvements	47,098	45,263	1-15
Furniture and equipment	93,450	89,029	1-10
Leased equipment	32,792	21,660	5
Total cost	323,944	307,134
Accumulated depreciation	(127,440)	(111,544)
Net bank premises and equipment	$196,504	$195,590

Depreciation expense related to bank premises and equipment was $18.4 million, $12.5 million, and $12.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is primarily reflected in occupancy and equipment expenses.

Leased equipment held by the Company totaled $32.8 million and $21.7 million at December 31, 2022 and 2021, respectively. The leased equipment is subject to a master lease agreement entered into during 2021 with a third party lessee and the Company assumes the role of lessor in the transaction, which is deemed an operating lease for accounting purposes. The Company recognized rental income of $6.1 million, $890,000 and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 6 GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the carrying value of goodwill and other intangible assets, net of accumulated amortization, at December 31:

	2022	2021
	(Dollars in thousands)
Balances not subject to amortization
Goodwill	$985,072	$985,072
Balances subject to amortization
Core deposit intangibles	20,757	27,053
Other intangible assets	4,311	5,719
Total other intangible assets	25,068	32,772
Total goodwill and other intangible assets	$1,010,140	$1,017,844

The changes in the carrying value of goodwill for the periods indicated were as follows:

	2022	2021
	(Dollars in thousands)
Balance at beginning of year	$985,072	$506,206
Acquisitions	—	478,866
Balance at end of year	$985,072	$985,072

The gross carrying amount and accumulated amortization of other intangible assets were as follows at the dates indicated:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposit intangibles	$46,770	$(26,013)	$20,757	$48,920	$(21,867)	$27,053
Other intangible assets	6,100	(1,789)	4,311	6,390	(671)	5,719
Total	$52,870	$(27,802)	$25,068	$55,310	$(22,538)	$32,772

The following table sets forth the estimated annual amortization expense of intangible assets for each of the next five years:

Year	Amount
(Dollars in thousands)
2023	$6,878
2024	$5,905
2025	$4,716
2026	$2,820
2027	$2,077

The original weighted average amortization period for intangible assets is 9.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 DEPOSITS

The following is a summary of the scheduled maturities of time deposits at December 31:

	2022		2021
	(Dollars in thousands)
1 year or less	$953,214	79.7%	$1,216,437	79.4%
Over 1 year to 2 years	150,102	12.5%	142,942	9.3%
Over 2 years to 3 years	66,995	5.6%	85,650	5.6%
Over 3 years to 4 years	15,172	1.3%	66,907	4.4%
Over 4 years to 5 years	10,258	0.9%	19,214	1.3%
Total	$1,195,741	100.0%	$1,531,150	100.0%

The amount of overdraft deposits that were reclassified to the loan category were $2.8 million and $1.5 million at December 31, 2022 and 2021, respectively.

The Company had pledged assets as collateral covering certain deposits in the amount of $959.8 million and $740.6 million at December 31, 2022 and 2021, respectively.

The Bank's deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The total amount of time deposit accounts with balances equal to or greater than $250,000 at December 31, 2022 and 2021 was $251.1 million and $339.3 million, respectively.

NOTE 8 BORROWINGS

Federal Home Loan Bank Borrowings

The Company typically utilizes FHLB advances for certain short-term and long-term borrowing needs, as deemed necessary. The Company had short-term borrowings outstanding with the FHLB of $25.0 million at December 31, 2021, with a contractual rate of 0.34%. This borrowing matured during the third quarter of 2022 resulting in no outstanding short-term borrowings with the FHLB at December 31, 2022. To manage the interest rate risk of these advances, the Company may enter into interest rate swap agreements which effectively fixes the rate of the borrowing. Inclusive of the impact of these swap arrangements, the weighted average rate of the Company's borrowings at December 31, 2021 was 2.05%. In addition to these short-term advances, the Company may also utilize longer term amortizing advances, of which $637,000 and $667,000 were outstanding at December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, the Company had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB's collateral pledging program. The Company’s FHLB advances are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the FHLB, residential mortgages, and by certain commercial real estate loans held in the Bank’s portfolio. The carrying value of loans pledged as collateral for these borrowings totaled $2.7 billion and $2.3 billion at December 31, 2022 and 2021, respectively, resulting in available borrowing capacity with the FHLB of $1.8 billion and $1.6 billion at December 31, 2022, and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt

The following table summarizes long-term debt, net of debt issuances costs, at the dates indicated:

	December 31
	2022	2021
	(Dollars in thousands)
Long term borrowings, net	$—	$14,063
Junior subordinated debentures
Capital Trust V	51,514	51,512
Central Trust I	5,258	5,258
Central Trust II	6,083	6,083
Subordinated debentures	49,885	49,791
Total long-term debt	$112,740	$126,707

The interest expense on long-term debt was $4.6 million, $4.5 million, and $5.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Long-term borrowings: The Company had no outstanding long-term borrowings as of December 31, 2022 and long-term borrowings of $14.1 million as of December 31, 2021 related to a senior unsecured term loan credit facility entered into during 2019. The credit facility was re-paid in full during the first quarter of 2022.

Junior Subordinated Debentures: The junior subordinated debentures are issued to various trust subsidiaries of the Company. These trusts were formed for the purpose of issuing trust preferred securities, which were then sold in a private placement offering. The proceeds from the sale of the securities and the issuance of common stock by these trusts were invested in these Junior Subordinated Debentures issued by the Company. These trust preferred securities bear interest at a rate of three-month LIBOR (4.77% at December 31, 2022) plus applicable spread, or equivalent alternate rate.

Information relating to these trust preferred securities at December 31, 2022 is as follows:

Trust	Principal Amount	Maturity Date	Interest Rate Spread	All-in Rate
	(Dollars in thousands)
Capital Trust V	$50,000	3/15/2037	1.48%	6.25%
Central Trust I (1)	$5,100	9/16/2034	2.44%	7.21%
Central Trust II (1)	$5,900	3/15/2037	1.65%	6.42%
(1)These securities noted above are callable quarterly until maturity.

Subordinated Debentures: On March 14, 2019 the Company issued subordinated debentures with an aggregate principal amount of $50.0 million in a private placement transaction to institutional accredited investors, which remained outstanding at both December 31, 2022 and 2021. The subordinated debentures mature on March 15, 2029. However, with regulatory approval, the Company may redeem the subordinated debentures without penalty at any scheduled payment date on or after March 15, 2024 with 30 days notice. The subordinated debentures carry a fixed rate of interest of 4.75% through March 15, 2024, after which interest converts to a variable rate of the then current three-month LIBOR rate plus 219 basis points, or equivalent alternate rate.

At December 31, 2022, the Company held no borrowings scheduled to mature within the next 5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 STOCK BASED COMPENSATION

The Company's stock based plans include the Second Amended and Restated 2005 Employee Stock Plan (the "2005 Plan") and the 2018 Non-Employee Director Stock Plan (the "2018 Plan"), which have been approved by the Company’s Board of Directors and shareholders. These shares may be awarded as either stock option awards or restricted stock awards from its pool of authorized but unissued shares.

The following table presents the amount of cumulatively granted stock option awards and restricted stock awards, net of forfeitures and expirations, granted through December 31, 2022:

	Authorized Awards	Cumulatively Granted, Net of Forfeitures and Expirations		Total	Authorized but Unissued
		Stock Option Awards	Restricted Stock Awards
2005 Plan	1,650,000	387,258	986,882	1,374,140	275,860
2018 Plan	300,000	—	38,357	38,357	261,643

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized for the periods presented:

	Years Ended December 31
	2022	2021	2020
	(Dollars in thousands)
Stock based compensation expense
Restricted stock awards (1)	$3,791	$3,580	$3,272
Directors’ fee expense (2)
Restricted stock awards	673	729	851
Total stock based award expense	$4,464	$4,309	$4,123
Related tax benefits recognized in earnings	$1,255	$1,212	$1,159
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2022, 2021 and 2020 there were no awards granted by the Company of nonqualified options to purchase shares of common stock.

Under all of the Company’s stock based plans, the option exercise price is based upon the average of the high and low trading value of the stock on the date of grant. Stock option awards granted to date under all plans expire at various dates through 2028.

The following table presents relevant information relating to the Company’s stock options for the periods presented:

	Years Ended December 31
	2022	2021	2020
	(Dollars in thousands, except per share data)
Fair value of stock options vested based on grant date fair value	$—	$—	$22
Intrinsic value of stock options exercised	$—	$414	$404
Cash received from stock option exercises	$—	$233	$279
Tax benefit realized on stock option exercises	$—	$116	$114

The following table presents a summary of stock option award activity for the year ended December 31, 2022:

	Outstanding
	Stock Option Awards		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
	(Dollars in thousands, except per share data)
Balance at January 1, 2022	20,000		$56.18
Granted	—		—
Exercised	—		—
Balance of options outstanding, vested and exercisable at December 31, 2022	20,000	(2)	$56.18	3.35 years	$568
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2022 of $84.57, which would have been received by in-the-money option holders had they all exercised their options as of that date.
(2)Represents vested stock options outstanding to Directors.

For the year ended December 31, 2022, all outstanding stock option awards are vested and there is no unrecognized compensation expense related to those options.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2022, 2021, and 2020 the Company made the following restricted stock award grants:

	Shares Granted	Plan	Fair Value	Vesting Period
Time-vested
2022
2/17/2022	52,100	2005	$84.70	Ratably over 5 years from grant date
5/24/2022	8,099	2018	$80.39	Immediately upon grant date
9/15/2022	646	2005	$77.44	Ratably over 5 years from grant date

2021
2/18/2021	49,550	2005	$81.84	Ratably over 5 years from grant date
5/25/2021	7,680	2018	$78.18	Immediately upon grant date
9/1/2021	640	2018	$76.78	Immediately upon grant date

2020
2/27/2020	46,550	2005	$70.24	Ratably over 5 years from grant date
4/15/2020	880	2005	$70.02	Ratably over 5 years from grant date
5/27/2020	9,438	2018	$72.86	Immediately upon grant date

Performance-based
2/17/2022	20,700	2005	$84.70	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2025.
2/18/2021	18,900	2005	$81.84	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2024.
2/27/2020	17,100	2005	$70.24	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2023.

The following table presents the fair value of restricted stock awards that vested during the periods presented:

	Years Ended December 31
	2022	2021	2020
	(Dollars in thousands)
Fair value of restricted stock awards upon vesting	$5,148	$5,754	$5,580

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of restricted stock award activity for the year ended December 31, 2022:

	Outstanding Restricted Stock Awards		Weighted Average Grant Price ($)

Balance at January 1, 2022	185,173		$77.03
Granted	81,545		84.21
Vested/released	(61,396)		75.73
Forfeited (2)	(13,910)		81.96
Balance at December 31, 2022	191,412	(1)	$80.15
Unrecognized compensation cost (in thousands) (1)				$8,916
Weighted average remaining recognition period (years)				3.09 years
(1)There are no unvested restricted stock awards outstanding to Directors and therefore no related unrecognized compensation cost for Directors.
(2)Forfeited amounts are inclusive of 7,450 performance-based shares that were not vested based on performance objective criteria results.

NOTE 10 DERIVATIVES AND HEDGING ACTIVITIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect information about the Company’s derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

December 31, 2022
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$1,050,000	2.97	4.24%	2.66%	$(42,005)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	2.27	4.22%	3.09% - 2.19%	(10,239)

Total	$1,450,000				$(52,244)

December 31, 2021
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$25,000	0.62	0.16%	1.88%	$(294)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	550,000	2.58	0.11%	2.16%	11,830

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	1.66	0.11%	2.73% - 2.20%	9,383

Total	$975,000				$20,919

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 6.2 years.

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $28.6 million (pre-tax) to be reclassified as an increase to interest expense, from OCI related to the Company’s cash flow hedges in the next twelve months following December 31, 2022.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at December 31, 2022.

During the year ended December 31, 2020, the Company accelerated the reclassification of a loss of approximately
$684,000 from OCI to earnings as a result of the termination of one of its cash flow hedges. The Company exited the hedge and paid off the associated borrowing in 2020. The Company did not terminate any of its cash flow hedges during the years ended December 31, 2022 and 2021.

The Company had no fair value hedges for the years ended December 31, 2022, 2021 and 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect the Company’s customer related derivative positions at the dates indicated below for those derivatives not designated as hedging:

	Number of Positions (1)	Notional Amount Maturing
		Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2022
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	283	$80,531	$96,613	$256,924	$193,096	$1,016,312	$1,643,476	$(118,930)
Pay fixed, receive variable	283	80,531	96,613	256,924	193,096	1,016,312	1,643,476	118,928
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	49	124,982	13,363	—	—	—	138,345	306
Buys U.S. currency, sells foreign currency	49	124,982	13,363	—	—	—	138,345	(232)
Risk participation agreements
Participation out	13	2,595	—	24,538	—	95,514	122,647	161
Participation in	6	27,365	—	—	—	25,849	53,214	(15)

	Number of Positions (1)	Notional Amount Maturing
		Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2021
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	296	$37,589	$139,844	$123,507	$260,953	$1,060,276	$1,622,169	$55,984
Pay fixed, receive variable	296	37,589	139,844	123,507	260,953	1,060,276	1,622,169	(55,982)
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	52	149,588	8,784	—	—	—	158,372	5,734
Buys U.S. currency, sells foreign currency	52	149,588	8,784	—	—	—	158,372	(5,734)
Risk participation agreements
Participation out	11	—	2,635	7,138	24,539	68,408	102,720	279
Participation in	7	29,972	28,235	—	—	8,339	66,546	(55)
(1)     The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives

The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans will likely be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was a decrease of $452,000, a decrease of $1.7 million and an increase of $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The aggregate amount of net realized gains or losses on sales of loans included within mortgage banking income was $562,000, $19.9 million and $30.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$—	(3)	$21,951	(3)	$52,244	(4)	$1,032	(4)
Derivatives not designated as hedges
Customer Related Positions:
Loan level derivatives	123,372	(3)	68,726	(3)	123,374	(4)	68,724	(4)
Foreign exchange contracts	4,352		6,147		4,278		6,147
Risk participation agreements	161		279		15		55
Mortgage Derivatives
Interest rate lock commitments	43		753		—		—
Forward sale loan commitments	30		56		—		—
Forward sale hedge commitments	—		—		—		57
Total derivatives not designated as hedges	127,958		75,961		127,667		74,983
Total	127,958		97,912		179,911		76,015

Netting Adjustments (5)	(57,784)		(5,727)		33,245		6,769
Net Derivatives on the Balance Sheet	70,174		92,185		146,666		69,246

Financial instruments (6)	20,019		22,378		20,019		22,378
Cash collateral pledged (received)	—		—		—		33,838
Net Derivative Amounts	$50,155		$69,807		$126,647		$13,030

(1)All asset derivatives are located in other assets on the balance sheet.
(2)All liability derivatives are located in other liabilities on the balance sheet.
(3)Approximately $2.2 million of accrued interest receivable is included in the fair value of the loan level asset derivatives at December 31, 2022, in comparison to accrued interest receivable of approximately $1.2 million and $1.5 million included in the fair value of interest rate and loan level derivative assets, respectively, at December 31, 2021.
(4)Approximately $1.3 million and $2.2 million of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities, respectively, at December 31, 2022, in comparison to accrued interest payable of approximately $5,000 and $1.5 million, respectively, at December 31, 2021.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance. As displayed in the table above, derivatives that cleared through the CME were either in a net asset position or a net liability position as of December 31, 2022 and 2021.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Years Ended December 31
	2022	2021	2020
	(Dollars in thousands)
Derivatives designated as hedges
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(50,767)	$(19,139)	$16,797
Gain reclassified from OCI into interest income or interest expense (effective portion)	$5,054	$18,691	$14,306
Loss reclassified from OCI into noninterest expense (loss on termination)	$—	$—	$(684)
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$260	$217	$90
Other expenses	(268)	(405)	(199)
Changes in fair value of mortgage derivatives
Mortgage banking income	(679)	(4,725)	4,005
Total	$(687)	$(4,913)	$3,896

The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. All derivative instruments with credit-risk related contingent features were in a net asset position at December 31, 2022. At December 31, 2021, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position was $34.8 million. Although none of the contingency provisions have applied at December 31, 2022 and December 31, 2021, the Company posted collateral to offset the net liability exposure with institutional counterparties at December 31, 2021.

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company's exposure relating to institutional counterparties was $121.2 million and $28.3 million at December 31, 2022 and 2021, respectively. The Company’s exposure relating to customer counterparties was approximately $2.2 million and $62.4 million at December 31, 2022 and 2021, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 INCOME TAXES

The provision for income taxes is comprised of the following components:

	Years Ended December 31
	2022	2021	2020
	(Dollars in thousands)
Current expense
Federal	$60,216	$21,539	$32,171
State	24,979	11,054	17,004
Total current expense	85,195	32,593	49,175
Deferred expense (benefit)
Federal	(970)	3,032	(10,872)
State	(284)	58	(6,634)
Total deferred expense (benefit)	(1,254)	3,090	(17,506)
Total expense	$83,941	$35,683	$31,669

The difference between the statutory federal income tax rate and the effective income tax rate reported for the last three years is detailed below:

	Years Ended December 31
	2022		2021		2020
	(Dollars in thousands)
Computed statutory federal income tax provision	$73,028	21.00%	$32,902	21.00%	$32,096	21.00%
State taxes, net of federal tax benefit	19,728	5.67%	8,754	5.59%	8,147	5.33%
Low Income Housing Project Investments	(3,364)	(0.97)%	(2,308)	(1.47)%	(1,851)	(1.21)%
Nontaxable interest, net	(3,191)	(0.92)%	(1,022)	(0.65)%	(723)	(0.47)%
Increase in cash surrender value of life insurance	(1,885)	(0.54)%	(1,405)	(0.90)%	(1,345)	(0.88)%
Increase (decrease) in uncertain positions	(1,035)	(0.30)%	50	0.03%	—	—%
Stock-based compensation	(202)	(0.06)%	(372)	(0.24)%	(1,067)	(0.70)%
CARES Act - net operating loss carryback (1)	—	—%	—	—%	(4,809)	(3.15)%
Change in valuation allowance	52	0.01%	26	0.02%	—	—%
Merger and other related costs (non-deductible)	—	—%	630	0.40%	—	—%
Other, net	810	0.25%	(1,572)	(1.00)%	1,221	0.80%
Total expense	$83,941	24.14%	$35,683	22.78%	$31,669	20.72%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax-effected components of the net deferred tax asset at December 31 of the years presented were as follows:

	2022	2021
	(Dollars in thousands)
Deferred tax assets
Accrued expenses not deducted for tax purposes	$16,162	$15,909
Allowance for credit losses	42,748	41,541
Derivatives fair value adjustment	14,328	—
Employee and director equity compensation	1,388	1,489
Foreign Tax Credit Carryforward	89	89
Loan basis difference fair value adjustment	2,273	2,286
Net operating loss carry-forward	606	637
Net unrealized loss on securities available for sale	38,968	2,921
Operating lease liability	17,069	17,970
Other	791	1,188
Gross deferred tax assets	$134,422	$84,030
Valuation allowance	(358)	(306)
Total deferred tax assets net of valuation allowance	$134,064	$83,724
Deferred tax liabilities
Core deposit and other intangibles	$4,137	$5,927
Deferred loan fees, net	8,281	6,107
Derivatives fair value adjustment	—	5,536
Fixed assets	18,132	18,437
Goodwill	11,432	11,249
Prepaid pension	3,469	3,296
Right of use asset	16,565	16,829
Other	2,112	1,825
Gross deferred tax liabilities	$64,128	$69,206
Total net deferred tax asset	$69,936	$14,518

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertainty in Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states.  The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2019 through 2021 tax years including any related income tax filings from its recent acquisitions.  The Company believes that its income tax returns have been filed based upon applicable statutes, regulations and case law in effect at the time of filing, however, the Internal Revenue Service ("IRS") and /or state jurisdictions could disagree with the Company's interpretation upon examination. The Company accounts for uncertainties in income taxes by providing a tax reserve for certain positions. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Dollars in thousands)
Balance at December 31, 2019	$532
Reduction of tax positions for prior years	$(58)
Balance at December 31, 2020	$474
Reduction of tax positions for prior years	(29)
Increase for current year tax positions	2,433
Balance at December 31, 2021	2,878
Reduction of tax positions for prior years	(1,047)
Increase for prior year tax positions	128
Increase for current year tax positions	761
Balance at December 31, 2022	$2,720

Increases to the Company's unrealized tax positions occur as a result of accruing for any unrecognized tax benefit, as well as the accrual of interest and penalties related to prior year positions. Decreases in the Company's unrealized tax positions occur as a result of the statute of limitation lapsing on prior year positions and/or settlements relating to outstanding positions. Additionally, the balances noted in the table above do not include the indirect federal benefit of state tax positions of approximately $544,000 and $604,000, at December 31, 2022 and 2021 respectively.

The following table summarizes the changes in accrued interest and penalties related to uncertain tax positions for the periods presented:

	As of December 31
	2022	2021	2020
	(Dollars in thousands)
Beginning Balance	$920	$95	$43
Expense (benefit) recognized in provision for income taxes	(335)	69	52
Acquired obligation for interest and penalties (1)	—	756	—
Ending Balance	$585	$920	$95
(1)     Represents balances of accrued interest and penalties assumed by the Company in connection with the Meridian acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 LOW INCOME HOUSING PROJECT INVESTMENTS

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

The following table presents certain information related to the Company's investments in low income housing projects as of December 31 of the years presented:

	2022	2021	2020
	(Dollars in thousands)
Original investment value	$197,124	$179,481	$128,752
Current recorded investment	139,454	135,497	97,435
Unfunded liability obligation	57,913	73,336	49,586
Tax credits and benefits earned during the year	17,011	14,198	9,404
Amortization of investments during the year	13,647	11,892	7,552
Net income tax benefit recognized during the year	3,364	2,306	1,851

NOTE 13 EMPLOYEE BENEFIT PLANS

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

The Company’s participation in the Pension Plan and the Peoples Plan (the "Pension Plans") for the annual period ended December 31, 2022, is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employer Identification Number ("EIN") and the three-digit plan number. The funding status of the Pension Plans is determined on the basis of the financial statements provided by the Fund using total plan assets and accumulated benefit obligation. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. The "Expiration Date of Collective-Bargaining Agreement" column lists the expiration dates of any collective-bargaining agreement(s) to which the Pension Plans are subject. Financial information for the Fund is made available through the public Form 5500 which is available by April 15th of the year following the plan year end.

		Funding Status of Pension Plan		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	Minimum Contributions Required for Future Periods
	EIN/Pension Plan Number	2022	2021
Pentegra defined benefit plan for financial institutions	13-5645888/333	At least 80 percent	At least 80 percent	No	No	N/A	$—

Contributions to the Fund are based on each individual employer’s experience. The Company bears the market risk relating to the Pension Plan and will continue to fund the Pension Plan as required. The Pension Plan year is July 1 through June 30. The Company’s total contributions to the Pension Plan did not represent more than 5% of the total contributions to the Pension Plan as indicated in the Pension Plan’s most recently available annual report dated June 30, 2022. The comparability

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of employer contributions is impacted by asset performance, discount rates and the reduction in the number of covered employees year over year.

The Company’s contributions to the Pension Plans were as follows for the periods indicated:

		Required Contributions - Plan Year Allocation
	Contribution	2022-2023	2021-2022	2020-2021
	(Dollars in thousands)
2022	$499	$499	$—	$—
2021	$626	$—	$626	$—
2020	$929	$—	$—	$929

In conjunction with the acquisition of Blue Hills Bancorp, Inc., parent of Blue Hills Bank (collectively, "BHB") in 2019, the Company acquired the Savings Banks Employees Retirement Association Pension Plan as adopted by BHB (the "BHB Plan").  The BHB Plan is administered by Savings Banks Employees Retirement Association ("SBERA") and was frozen on October 31, 2014.  Accumulated benefits for participants earned through the end of October 2014 remain secured by the BHB Plan assets as of December 31, 2022 and 2021. Information pertaining to the BHB Plan is as follows:

	Years Ended December 31
	2022	2021
	(Dollars in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$14,099	$12,225
Actual return on plan assets	(2,126)	1,480
Employer contribution	—	950
Benefits paid	(2,084)	(556)
Settlement payments	—	—
Fair value of plan assets at end of year	$9,889	$14,099
Change in benefit obligation:
Benefit obligation at beginning of year	13,939	15,052
Interest cost	366	344
Actuarial gain	(3,505)	(901)
Benefits paid	(2,084)	(556)
Settlement payments	—	—
Benefit obligation at end of year	$8,716	$13,939
Funded status at end of year	$1,173	$160

At December 31, 2022 and 2021, the discount rate used to determine the benefit obligation was 4.97% and 2.68%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net period pension benefit are as follows:

	Years Ended December 31
	2022	2021
	(Dollars in thousands)
Interest cost	$366	$344
Expected return on plan assets	(966)	(891)
Amortization of net actuarial loss	28	208
Settlement gain	(31)	—
Net period pension benefit	$(603)	$(339)

The discount rate used to determine net periodic pension cost for the years ended December 31, 2022 and 2021 was 2.68% and 2.35%, respectively. The expected long-term rate of return on plan assets used to determine the net periodic pension cost for the years ended December 31, 2022 and 2021 was 7.00%. Assumptions with respect to the expected long-term rate of return are based on prevailing yields on high-quality, fixed-income investments increased by a premium for equity return expectations.

During the year ended December 31, 2022, the Company's Board of Directors voted to terminate the BHB Plan. As a result, the assets of the BHB plan were transferred to a money market account until the termination is approved by all regulatory bodies. Prior to all assets being held in a money market account and classified within Level 1 of the fair value hierarchy, SBERA offered a common and collective trust as the underlying investment structure for pension plans participating in SBERA. As of December 31, 2021 the target allocation mix for the common and collective trust portfolio called for an equity-based investment range from 49% to 63% of total portfolio assets. The remainder of the portfolio was allocated to fixed income securities with a target range of 28% to 42% and other investments including global asset allocation and hedge funds from 3% to 15%. The Trustees of SBERA, through the Association's Investment Committee ("AIC"), selected investment managers for the common and collective trust portfolio. A professional investment advisory firm is retained by the AIC to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective was to diversify equity investments across a spectrum of investment types to limit risks from large market swings.

The fair value of major categories of the BHB Plan assets as of December 31, 2021 are summarized below:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Presented in the table below are the estimated future benefit payments for the BHB Plan. These payments were calculated prior to the approval of the BHB Plan's termination.

Amount
(Dollars in thousands)
2023	$546
2024	$445
2025	$453
2026	$458
2027	$488
2028-2032	$2,731

The Company’s total defined benefit plan expense was $562,000, $1.2 million, and $1.9 million, for the years ending December 31, 2022, 2021, and 2020, respectively.

Supplemental Executive Retirement Plans

The Bank maintains frozen defined benefit supplemental executive retirement plans ("SERP") for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. The Bank also maintains defined benefit SERPs acquired from previous acquisitions. The Bank has established and funded rabbi trusts to accumulate funds in order to satisfy the contractual liability of these supplemental retirement plan benefits. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets included in the Company's available for sale securities portfolio totaled $18.6 million and $20.3 million at December 31, 2022 and 2021, respectively.

The following table shows the defined benefit supplemental retirement expense, and the contributions paid to the plans which were used only to pay the current year benefits for the years indicated:

	2022	2021	2020
	(Dollars in thousands)
Retirement expense	$1,681	$2,275	$1,770
Benefits paid	$475	$475	$475
Expected future benefit payments for the defined benefit supplemental executive retirement plans are presented below:

Defined Benefit Supplemental Executive Retirement Plans Expected Benefit Payments
(Dollars in thousands)
2023	$471
2024	$1,202
2025	$1,241
2026	$1,230
2027	$1,191
2028-2032	$6,102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the defined benefit supplemental executive retirement plans' benefits is December 31 for each of the years reported. The following table illustrates the status of the defined benefit supplemental executive retirement plans at December 31 for the years presented:

	Defined Benefit Supplemental Executive Retirement Benefits
	2022	2021	2020
	(Dollars in thousands)
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$19,498	$20,752	$17,361
Service cost	561	574	505
Interest cost	492	424	518
Actuarial (gain) loss	(4,365)	(1,777)	2,843
Benefits paid	(475)	(475)	(475)
Benefit obligation at end of year	$15,711	$19,498	$20,752
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	475	475	475
Benefits paid	(475)	(475)	(475)
Fair value of plan assets at end of year	$—	$—	$—
Funded status at end of year	$(15,711)	$(19,498)	$(20,752)
Assets	—	—	—
Liabilities	(15,711)	(19,498)	(20,752)
Funded status at end of year	$(15,711)	$(19,498)	$(20,752)
Amounts recognized in accumulated other comprehensive income ("AOCI")
Net (gain) loss	$(1,970)	$3,002	$5,881
Prior service cost	22	43	218
Amounts recognized in AOCI	$(1,948)	$3,045	$6,099
Information for plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$15,711	$19,498	$20,752
Accumulated benefit obligation	$15,711	$19,498	$20,752
Net periodic benefit cost
Service cost	$561	$574	$505
Interest cost	492	424	518
Amortization of prior service cost	22	174	276
Recognized net actuarial loss	606	1,103	471
Net periodic benefit cost	$1,681	$2,275	$1,770
Discount rate used for benefit obligation	4.67% - 4.93%	1.28% - 2.57%	0.43% - 2.18%
Discount rate used for net periodic benefit cost	1.28% - 2.57%	0.43% - 2.18%	2.00% - 3.04%
Rate of compensation increase	n/a	n/a	n/a

Other Employee Benefits

The Bank may choose to create an incentive compensation plan for senior management and other officers to participate in at varying levels. In addition, the Bank may also pay a discretionary bonus to senior management, officers, and/or non-officers of the Bank. The expense for these incentive plans amounted to $24.3 million, $21.2 million and $11.0 million in 2022, 2021 and 2020, respectively.

The Bank has an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 25% of each employee’s contributions up to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the first 6% of the employee’s eligible earnings. The 401(k) Plan incorporates an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. The Company also provides three defined contributions under this Plan, providing the employees are deemed eligible. To be eligible for these contributions, an employee must complete one year and 1,000 hours of service. The defined contributions are made up of a safe harbor contribution, in which eligible employees receive a 3% cash contribution of eligible earnings to the social security limit, a discretionary contribution in which eligible employees receive a 2% cash contribution of eligible earnings up to the social security limit and a 5% cash contribution of eligible earnings over the social security limit up to the maximum amount permitted by law. Benefits contributed to employees under this defined contribution plan vest immediately. The defined contribution plan expense was $8.7 million, $7.8 million and $7.2 million for the years ended December 2022, 2021 and 2020, respectively.

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

The Company has a non-qualified 401(k) Restoration Plan ("Restoration Plan") for certain executive officers. The Restoration Plan is intended to contribute to each participant the amount of matching and discretionary contributions which would have been made to the existing Rockland Trust 401(k) plan on the participant's behalf, but were prohibited due to Internal Revenue Code limitations. Deferrals are invested at the election of the participant into one of the actively managed funds made available to the participant through the Company's Investment Management Group or in the Company's stock. These funds are held in a rabbi trust until the elected date of distribution. The Company recognized expense of $505,000, $303,000 and $400,000 related to this plan for services performed for the years ended December 31, 2022, 2021 and 2020, respectively.

Also as part of the Peoples acquisition in 2015, the Company assumed various Salary Continuation Agreements with certain current and former senior executives. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. Expense related to the Salary Continuation Agreements was $213,000, $210,000 and $207,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Director Benefits

The Company maintains two deferred compensation plans for the Company’s Board of Directors which permit non-employee directors to defer cash fees, one of which was in effect through December 31, 2018 and a new plan which was adopted effective January 1, 2019. Under the plan in effect through December 31, 2018, deferred compensation was invested in Company stock and held by the Company's Investment Management Group. Under the plan that took effect January 1, 2019, participating directors may defer all or a portion of their cash compensation into a choice of diversified investment portfolios comprised of stocks, bonds and cash. The amount of compensation deferred during 2022, 2021, and 2020 was $113,000, $84,000, and $101,000, respectively.

NOTE 14 FAIR VALUE MEASUREMENTS

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the assumptions applied by the Company when determining fair value reflect those that the Company determines market participants would use to price the asset or liability at the measurement date. If there has been a significant decrease in the volume and level of activity for the asset or liability, regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received if the asset were to be sold or that would be paid if the liability were to be transferred in an orderly market transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When determining fair value, the Company considers pricing information and other inputs that are current as of the measurement date. In periods of market dislocation, the observability of prices and other inputs may be reduced for certain instruments, or not available at all. The unavailability or reduced availability of pricing or other input information could cause an instrument to be reclassified from one level to another.

The Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Valuation Techniques

There were no changes in the valuation techniques used during the year ended December 31, 2022.

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

Derivative Instruments

Derivatives

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2022 and 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.

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
	December 31, 2022
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$3,888	$3,888	$—	$—
Equity securities	21,119	21,119	—	—
Securities available for sale
U.S. government agency securities	202,300	—	202,300	—
U.S. treasury securities	791,341	—	791,341	—
Agency mortgage-backed securities	313,688	—	313,688	—
Agency collateralized mortgage obligations	38,843	—	38,843	—
State, county, and municipal securities	191	—	191	—
Pooled trust preferred securities issued by banks and insurers	1,034	—	1,034	—
Small business administration pooled securities	51,757	—	51,757	—
Loans held for sale	2,803	—	2,803	—
Derivative instruments	127,958	—	127,958	—
Liabilities
Derivative instruments	179,911	—	179,911	—
Total recurring fair value measurements, net	$1,375,011	$25,007	$1,350,004	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$16,092	$—	$—	$16,092
Total nonrecurring fair value measurements	$16,092	$—	$—	$16,092

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2021
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$3,720	$3,720	$—	$—
Equity securities	23,173	23,173	—	—
Securities available for sale
U.S. government agency securities	215,482	—	215,482	—
U.S. treasury securities	861,448	—	861,448	—
Agency mortgage-backed securities	363,933	—	363,933	—
Agency collateralized mortgage obligations	79,677	—	79,677	—
State, county, and municipal securities	203	—	203	—
Single issuer trust preferred securities issued by banks and insurers	491	—	491	—
Pooled trust preferred securities issued by banks and insurers	1,000	—	1,000	—
Small business administration pooled securities	48,914	—	48,914	—
Loans held for sale	24,679	—	24,679	—
Derivative instruments	97,912	—	97,912	—
Liabilities
Derivative instruments	76,015	—	76,015	—
Total recurring fair value measurements, net	$1,644,617	$26,893	$1,617,724	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$1,174	$—	$—	$1,174
Total nonrecurring fair value measurements	$1,174	$—	$—	$1,174
(1)The carrying value of individually assessed collateral dependent loans is based on the lower of amortized cost or fair value of the underlying collateral less costs to sell. The fair value of the underlying collateral is generally determined through independent appraisals, which generally include various Level 3 inputs which are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary.

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
	December 31, 2022
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. government agency securities	$31,258	$29,036	$—	$29,036	$—
U.S. treasury securities	100,634	88,879	—	88,879	—
Agency mortgage-backed securities	898,927	815,952	—	815,952	—
Agency collateralized mortgage obligations	535,971	458,417	—	458,417	—
Single issuer trust preferred securities issued by banks	1,500	1,508	—	1,508	—
Small business administration pooled securities	136,830	130,918	—	130,918	—
Loans, net of allowance for credit losses (b)	13,760,164	13,260,873	—	—	13,260,873
Federal Home Loan Bank stock (c)	5,218	5,218	—	5,218	—
Cash surrender value of life insurance policies (d)	293,323	293,323	—	293,323	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$14,683,266	$14,683,266	$—	$14,683,266	$—
Time certificates of deposits (f)	1,195,741	1,164,892	—	1,164,892	—
Federal Home Loan Bank borrowings (f)	637	563	—	563	—
Junior subordinated debentures (g)	62,855	60,002	—	60,002	—
Subordinated debentures (f)	49,885	45,891	—	—	45,891

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2021
Financial assets	(Dollars in thousands)
Securities held to maturity (a)
U.S. government agency securities	$32,987	$32,546	$—	$32,546	$—
U.S. treasury securities	102,560	102,242	$—	102,242	—
Agency mortgage-backed securities	493,012	497,236	—	497,236	—
Agency collateralized mortgage obligations	415,736	408,845	—	408,845	—
Single issuer trust preferred securities issued by banks	1,500	1,508	—	1,508	—
Small business administration pooled securities	21,023	21,756	—	21,756	—
Loans, net of allowance for loan losses (b)	13,439,190	13,389,515	—	—	13,389,515
Federal Home Loan Bank stock (c)	11,407	11,407	—	11,407	—
Cash surrender value of life insurance policies (d)	289,304	289,304	—	289,304	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$15,385,894	$15,385,894	$—	$15,385,894	$—
Time certificates of deposits (f)	1,531,150	1,529,857	—	1,529,857	—
Federal Home Loan Bank borrowings (f)	25,667	25,663	—	25,663	—
Long-term borrowings (f)	14,063	13,989	—	13,989	—
Junior subordinated debentures (g)	62,853	67,019	—	67,019	—
Subordinated debentures (f)	49,791	45,532	—	—	45,532
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

NOTE 15 REVENUE RECOGNITION

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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated for the periods indicated:

	Years Ended December 31
	2022	2021	2020
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$23,370	$16,745	$15,121
Interchange fees	10,881	8,862	12,564
ATM fees	3,866	2,989	2,476
Investment management - wealth management and advisory services	32,774	31,617	27,157
Investment management - retail investments and insurance revenue	4,058	3,691	2,275
Merchant processing income	1,534	1,362	1,299
Credit card income	1,833	1,231	778
Other noninterest income	6,099	5,312	4,235
Total noninterest income in-scope of ASC 606 Revenue Recognition	84,415	71,809	65,905
Total noninterest income out-of-scope of ASC 606 Revenue Recognition	30,252	34,041	45,535
Total noninterest income	$114,667	105,850	$111,440

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

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Receivables, included in other assets	$5,261	$5,385

Investment Management - Retail Investments and Insurance Revenue

The Company offers the sale of mutual fund shares, unit investment trust shares, third party model portfolios, general securities, fixed and variable annuities and life insurance products through registered representatives who are both employed by the Company and licensed and contracted with various Broker General Agents to offer these products to the Company’s customer base. As such, the Company performs these services as an agent and earns a fixed commission on the sales of these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products and services. To a lesser degree, production bonus commissions can also be earned based upon the Company meeting certain volume thresholds.

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

NOTE 16 OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Year Ended December 31, 2022
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(155,037)	$36,047	$(118,990)
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	(155,037)	36,047	(118,990)

Change in fair value of cash flow hedges	(65,586)	18,452	(47,134)
Less: net cash flow hedge gains reclassified into interest income or interest expense	5,054	(1,421)	3,633
Net change in fair value of cash flow hedges	(70,640)	19,873	(50,767)

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	5,603	(1,575)	4,028
Amortization of net actuarial losses	635	(179)	456
Amortization of net prior service costs	39	(11)	28
Amortization of net settlement credits	(31)	9	(22)
Net change in other comprehensive income for defined benefit postretirement plans (1)	6,246	(1,756)	4,490
Total other comprehensive loss	$(219,431)	$54,164	$(165,267)

	Year Ended December 31, 2021
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(29,995)	$7,073	$(22,922)
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	(29,995)	7,073	(22,922)

Change in fair value of cash flow hedges	(7,938)	2,234	(5,704)
Less: net cash flow hedge gains reclassified into interest income or interest expense	18,691	(5,256)	13,435
Net change in fair value of cash flow hedges	(26,629)	7,490	(19,139)

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	3,414	(960)	2,454
Amortization of net actuarial losses	1,331	(374)	957
Amortization of net prior service costs	192	(54)	138
Net change in other comprehensive income for defined benefit postretirement plans (1)	4,937	(1,388)	3,549
Total other comprehensive loss	$(51,687)	$13,175	$(38,512)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2020
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$11,686	$(2,829)	$8,857
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	11,686	(2,829)	8,857

Change in fair value of cash flow hedges	36,994	(10,406)	26,588
Less: net cash flow hedge gains reclassified into interest income or interest expense	14,306	(4,023)	10,283
Less: loss on termination of hedge reclassified into noninterest expense	(684)	192	(492)
Net change in fair value of cash flow hedges	23,372	(6,575)	16,797

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(5,785)	1,627	(4,158)
Amortization of net actuarial losses	982	(276)	706
Amortization of net prior service costs	276	(78)	198
Amortization of net settlement costs	176	(50)	126
Net change in other comprehensive income for defined benefit postretirement plans (1)	(4,351)	1,223	(3,128)
Total other comprehensive income	$30,707	$(8,181)	$22,526
(1)The amortization of prior service costs is included in the computation of net periodic pension costs as disclosed in Note 13 - Employee Benefit Plans within the Notes to the Consolidated Financial Statements in Item 8.

Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in Thousands)
Beginning balance: January 1, 2020	$4,398	$16,479	$(2,708)	$18,169
Other comprehensive income (loss)	8,857	16,797	(3,128)	22,526
Ending balance: December 31, 2020	$13,255	$33,276	$(5,836)	$40,695
Other comprehensive income (loss)	(22,922)	(19,139)	3,549	(38,512)
Ending balance: December 31, 2021	$(9,667)	$14,137	$(2,287)	$2,183
Other comprehensive income (loss)	(118,990)	(50,767)	4,490	(165,267)
Ending balance: December 31, 2022	$(128,657)	$(36,630)	$2,203	$(163,084)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 LEASES

As of December 31, 2022, the Company had entered into 117 noncancellable operating lease agreements for office space, parking, space for ATM locations and certain branch locations, several of which contain renewal options to extend lease terms for a period of 1 to 20 years. The Company has no financing leases outstanding and no leases with residual value guarantees.

As of December 31, 2022, the Company did not have any material sub-lease agreements.

The Company's right-of-use asset related to operating leases totaled $58.9 million and $60.2 million at December 31, 2022 and 2021, respectively, and is recognized in the Company's Consolidated Balance Sheet within other assets.

When a decision is made to exit a leased location, the Company may perform a review for lease impairment and/or recognize termination costs associated with the exit. As a result of such exited locations, the Company recognized $4.4 million in termination costs during the year ended December 31, 2022, and impairment charges of $2.3 million and $4.2 million for the years ended December 31, 2021 and 2020, respectively. Exited locations related to the Meridian acquisition were recorded within merger and acquisition expense in the consolidated income statement.

The following table provides information related to the Company's lease costs for the periods indicated:

	Years Ended December 31
	2022	2021	2020
	(Dollars in thousands)
Operating lease costs (1)	$17,322	$14,550	$16,881
Short-term lease costs	72	23	16
Variable lease costs	—	—	—
Total lease costs	$17,394	$14,573	$16,897

Weighted-average remaining lease term - operating leases	5.46 years	5.72 years	5.59 years
Weighted-average discount rate - operating leases	2.43%	1.97%	2.13%
(1)     Operating lease cost for the years ended December 31, 2021 and 2020, respectively, is inclusive of impairment charges recognized by the Company in relation to branch closure decisions made during each year. There were no impairment charges recognized by the Company in the year ended December 31, 2022.

The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding at December 31, 2022 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in the Company's Consolidated Balance Sheet in other liabilities:

(Dollars in thousands)
2023	$13,712
2024	13,241
2025	12,150
2026	9,874
2027	7,170
Thereafter	8,914
Total minimum lease payments	65,061
Less: amount representing interest	4,354
Present value of future minimum lease payments	$60,707

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

The following table summarizes the above financial instruments at the dates indicated:

	As of December 31
	2022	2021
	(Dollars in thousands)
Commitments to extend credit	$4,566,041	$4,535,895
Loan exposures sold with recourse	$167,274	$202,717
Standby letters of credit	$24,941	$24,412
Deferred standby letter of credit fees	$168	$124

Other Contingencies

At December 31, 2022, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

NOTE 19 REGULATORY MATTERS

Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

At December 31, 2022 the most recent notification from the Federal Deposit Insurance Corporation indicated that the Bank's capital levels met or exceeded the minimum levels to be considered "well capitalized" for bank regulatory purposes. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2022 and 2021, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2022 and 2021 are also presented in the table that follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	December 31, 2022
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$2,311,824	16.11%	$1,148,328	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$2,057,099	14.33%	$645,935	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$2,057,099	14.33%	$861,246	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets) leverage	$2,057,099	10.99%	$748,775	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$2,162,752	15.07%	$1,148,329	≥	8.0%	$1,435,411	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$2,018,912	14.07%	$645,935	≥	4.5%	$933,017	≥	6.5%
Tier 1 capital (to risk weighted assets)	$2,018,912	14.07%	$861,247	≥	6.0%	$1,148,329	≥	8.0%
Tier 1 capital (to average assets) leverage	$2,018,912	10.78%	$748,828	≥	4.0%	$936,036	≥	5.0%
	December 31, 2021
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$2,262,740	16.04%	$1,128,900	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$2,017,497	14.30%	$635,006	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$2,017,497	14.30%	$846,675	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	$2,017,497	12.03%	$670,659	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$2,083,689	14.77%	$1,128,536	≥	8.0%	$1,410,670	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$1,949,237	13.82%	$634,801	≥	4.5%	$916,935	≥	6.5%
Tier 1 capital (to risk weighted assets)	$1,949,237	13.82%	$846,402	≥	6.0%	$1,128,536	≥	8.0%
Tier 1 capital (to average assets)	$1,949,237	11.62%	$670,827	≥	4.0%	$838,534	≥	5.0%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. The Company's capital levels exceeded the minimum requirement plus the buffer of 2.5% as of December 31, 2022 and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend Restrictions

The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company for the year ended December 31, 2022 and 2021 totaled $209.2 million and $77.6 million, respectively.

Trust Preferred Securities

In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements of the Company. At both December 31, 2022 and 2021, there were $61.0 million in trust preferred securities that have been included within total capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.

For regulatory purposes, bank holding companies are allowed to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions in the Dodd-Frank Act generally exclude trust preferred securities from Tier 1 capital, however, holding companies with consolidated assets of less than $15 billion at December 31, 2009, are able to permanently to include these instruments in Tier 1 capital, unless the Company crosses the consolidated assets threshold as a result of merger and acquisition activity. Accordingly, as the Company’s 2021 acquisition of Meridian resulted in the crossing of $15 billion in its consolidated assets, its trust preferred securities were phased out of Tier 1 capital and included within Tier 2 capital as of December 31, 2021, in accordance with applicable regulatory guidance. All obligations under these trust preferred securities are unconditionally guaranteed by the Company.

NOTE 20 PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial information relative to the balance sheets of Independent Bank Corp., as the parent company, at December 31, 2022 and 2021 and the related statements of income and cash flows for the years ended December 31, 2022, 2021, and 2020 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BALANCE SHEETS

	December 31
	2022	2021
	(Dollars in thousands)
Assets
Cash (1)	$169,977	$212,119
Investments in subsidiaries (2)	2,850,407	2,952,089
Prepaid income taxes	2,299	3,973
Deferred tax asset	453	472
Other assets (2)	2,297	—
Total assets	$3,025,433	$3,168,653
Liabilities and stockholders’ equity
Dividends payable	$25,103	$22,728
Long-term borrowings	—	14,063
Junior subordinated debentures (less unamortized debt issuance costs of $33 and $35)	62,855	62,853
Subordinated debentures (less unamortized debt issuance costs of $115 and $209)	49,885	49,791
Other liabilities	889	769
Total liabilities	138,732	150,204
Stockholders’ equity	2,886,701	3,018,449
Total liabilities and stockholders’ equity	$3,025,433	$3,168,653
(1)Entire balance eliminates in consolidation.
(2)Majority of balance eliminates in consolidation.
STATEMENTS OF INCOME

	Years Ended December 31
	2022	2021	2020
	(Dollars in thousands)
Income
Dividends received from subsidiaries (1)	$209,257	$77,673	$166,033
Total income	209,257	77,673	166,033
Expenses
Interest expense	4,626	4,493	5,432
Other expenses	1,680	—	—
Total expenses	6,306	4,493	5,432
Income before income taxes and equity in undistributed income of subsidiaries	202,951	73,180	160,601
Income tax benefit	(1,731)	(1,241)	(1,499)
Income of parent company	204,682	74,421	162,100
Equity (deficit) in undistributed income of subsidiaries	59,131	46,571	(40,933)
Net income	$263,813	$120,992	$121,167
(1)Majority of balance eliminates in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2022	2021	2020
	(Dollars in thousands)
Cash flows from operating activities
Net income	$263,813	$120,992	$121,167
Adjustments to reconcile net income to cash provided by operating activities
Amortization	96	137	152
Deferred income tax expense	28	12	284
Change in prepaid income taxes and other assets	(623)	(229)	(475)
Change in other liabilities	143	(1,873)	(169)
(Equity) deficit in undistributed income of subsidiaries	(59,131)	(46,571)	40,933
Net cash provided by operating activities	204,326	72,468	161,892
Cash flows provided by investing activities
Net cash acquired in business combinations	—	119,816	—
Net cash provided by in investing activities	—	119,816	—
Cash flows used in financing activities
Repayments of long-term debt, net of issuance costs	(14,063)	(18,750)	(42,187)
Restricted stock awards issued, net of awards surrendered	(1,084)	(1,249)	(1,187)
Net proceeds from exercise of stock options	—	(57)	197
Proceeds from shares issued under the direct stock purchase plan	2,359	2,023	2,132
Payments for shares repurchased under share repurchase program	(139,946)	—	(95,091)
Common dividends paid	(93,734)	(62,736)	(60,840)
Net cash used in financing activities	(246,468)	(80,769)	(196,976)
Net (decrease) increase in cash and cash equivalents	(42,142)	111,515	(35,084)
Cash and cash equivalents at the beginning of the year	212,119	100,604	135,688
Cash and cash equivalents at the end of the year	$169,977	$212,119	$100,604

NOTE 21 TRANSACTIONS WITH RELATED PARTIES

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

Lending Activities

The following information represents annual activity of loans to related parties for the periods indicated:

	2022	2021	2020
	(Dollars in thousands)
Principal balance of loans outstanding at beginning of year	$45,033	$26,343	$55,830
Loan advances (1)	40,427	57,983	45,308
Loan payments/payoffs	(43,147)	(39,293)	(74,795)
Reduction for retired directors and/or changes in director status	(15,592)	—	—
Principal balance of loans outstanding at end of year	$26,721	$45,033	$26,343
(1)The 2021 amount includes $10.6 million of loans associated with a new director, which represent the outstanding loans balances at the effective date of appointment.

At December 31, 2022 and 2021, there were no loans to related parties which were past due, on nonaccrual status or that had been restructured as part of a troubled debt restructuring.

Deposits

At December 31, 2022 and 2021, the amount of deposit balances of related parties totaled $18.5 million and $22.3 million, respectively.

Lease Commitments

At December 31, 2022 and 2021, there were no material leases with related parties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.

The Company's independent registered public accounting firm, Ernst & Young LLP (PCAOB Auditor Firm ID: 42), has issued a report on the Company’s internal control over financial reporting, which appears below:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Independent Bank Corp.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Independent Bank Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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
February 28, 2023

ITEM 9B.    OTHER INFORMATION

None

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference from the Company’s definitive proxy statement relating to its May 18, 2023 Annual Meeting of Shareholders (the "2023 Proxy Statement"), which will be filed with the SEC within 120 days following the fiscal year ended December 31, 2022 under the headings of "Board of Director Information - Current Board Members," "Board of Director Information - Corporate Governance Information," "Board of Director Information - Shareholder Director Nominations and Recommendations," "Board of Director Information - Report of the Audit Committee," "Executive Officer Information - Executive Officers," and "Stock Ownership and Other Matters - Delinquent Section 16(a) Reports."

ITEM 11.    EXECUTIVE COMPENSATION

The information required herein is incorporated by reference from the 2023 Proxy Statement under the headings of "Executive Officer Information" and "Board of Director Information - Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2022 about the securities authorized for issuance under the Company’s equity compensation plans, consisting of the 2005 Employee Stock Plan and the 2018 Non-Employee Director Stock Plan. The Company’s shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.
Equity Compensation Plans

Equity Compensation Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plans approved by security holders	20,000	$56.18	537,503	(1)
Plans not approved by security holders	—	—	—
TOTAL	20,000	$56.18	537,503
(1)There are 275,860 shares available for future issuance under the 2005 Employee Stock Plan and there are 261,643 shares available for future issuance under the 2018 Non-Employee Director Stock Plan. Shares under the 2005 and 2018 Plans may be issued as stock options or restricted stock awards.

Stock Repurchase Program

On October 20, 2022, the Company announced the commencement of a new share repurchase program which authorizes repurchases by the Company of up to $120 million in common stock. Repurchases under the new program may be made from time to time on the open market and in privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The extent to which the Company repurchases shares and the size and timing of these repurchases will depend on a variety of factors, including pricing, market and economic conditions, the Company’s capital position and amount of retained earnings and legal and contractual requirements. The repurchase program is scheduled to expire October 19, 2023 and may be modified, suspended or discontinued without prior notice at any time.

The information required herein under Item 403 of Regulation S-K regarding the security ownership of management and certain beneficial owners is incorporated by reference from the 2023 Proxy Statement under the heading "Stock Ownership and Other Matters."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required herein is incorporated by reference from the 2023 Proxy Statement under the headings of "Board of Director Information - Related Party Transactions" and "Board of Director Information - Director Independence."
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required herein is incorporated by reference from the 2023 Proxy Statement under the heading "Proposals to be Voted upon at the Annual Meeting - Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 2)."
PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed as Part of this Report
(1) The following financial statements are incorporated herein by reference from Item 8 hereto:
Management’s Report on Internal Control over Financial Reporting.
Reports of Independent Registered Public Accounting Firm.
Consolidated balance sheets as of December 31, 2022 and 2021.
Consolidated statements of income and comprehensive income for each of the years in the three-year period ended December 31, 2022.
Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2022.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2022.
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
10.1
Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000), incorporated herein by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2000, filed on March 29, 2001. #

10.2
Independent Bank Corp. and Rockland Trust Company 2019 Nonqualified Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 2019, filed on February28, 2019. #

10.3
Form of Indemnification Agreement between Independent Bank Corp. and certain Directors, incorporated herein by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2018, filed on February 28, 2019. #

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
10.7
Independent Bank Corp. and Rockland Trust Company Amended and Restated Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.5 to Form 10-K filed on February 27, 2018.#

10.8	Amended and Restated Employment Agreements by and between Gerard F. Nadeau and Rockland Trust, incorporated herein by reference to Exhibit 99.5 to Form 8-K filed on November 21, 2008. #
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

10.11	Employment Agreement between Mark J. Ruggiero and Rockland Trust, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on April 1, 2019. #
10.12	Employment Agreement between Jeffrey J. Tengel, Independent and Rockland Trust, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on January 11, 2023. #
10.13
Letter Agreement regarding Succession and Consulting Services by and between Christopher Oddleifson and Independent Bank Corp. Inc., incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on January 11, 2023. #

10.14	Independent Bank Corp. 2017 Executive Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2017 filed on May 4, 2017. #
10.15	Independent Bank Corp. Second Amended and Restated 2005 Employee Stock Plan, incorporated herein by reference to Annex A to the Definitive Proxy Statement filed on March 25, 2014. #
10.16	Form of Stock Option Agreement for the Company's Chief Executive Officer, incorporated herein by reference to Exhibit 99.1 to Form 8-K filed on December 20, 2005.#
10.17	Form of Stock Option Agreement for the Company's Executive Officers, incorporated herein by reference to Exhibit 99.2 to Form 8-K filed on December 20, 2005.#
10.18	Form of Chief Executive Officer Time Vesting Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.19 on Form 10-K filed on February 28, 2022. #
10.19	Form of Independent Bank Corp. Executive Officer Time Vesting Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.20 on Form 10-K filed on February 28, 2022. #
10.20	Independent Bank Corp. 2018 Nonemployee Director Stock Plan, incorporated herein by reference to Exhibit 4.1 to Form S-8 filed on May 18, 2018. #
10.21
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

INDEPENDENT BANK CORP.

/s/ JEFFREY J. TENGEL
Jeffrey J. Tengel, Chief Executive Officer and President
Date: February 28, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby makes, constitutes and appoints Jeffrey J. Tengel and Mark J. Ruggiero and each of them acting individually, such person's true and lawful attorneys, with full power to sign for such person and in such person’s name and capacity indicated below any and all amendments to this Form 10-K, hereby ratifying and confirming such person’s signature as it may be signed by said attorneys to any and all amendments.

/s/ JEFFREY J. TENGEL	Director, CEO/President	Date:	February 28, 2023
Jeffrey J. Tengel	(Principal Executive Officer)

/s/ DONNA L. ABELLI	Director and Chairman of the Board	Date:	February 28, 2023
Donna L. Abelli

/s/ MARK J. RUGGIERO	CFO (Principal Financial Officer and Principal Accounting Officer)	Date:	February 28, 2023
Mark J. Ruggiero

/s/ WARREN Q. FIELDS	Director	Date:	February 28, 2023
Warren Q. Fields

/s/ MICHAEL P. HOGAN	Director	Date:	February 28, 2023
Michael P. Hogan

/s/ KEVIN J. JONES	Director	Date:	February 28, 2023
Kevin J. Jones

/s/ MARY L. LENTZ	Director	Date:	February 28, 2023
Mary L. Lentz

/s/ EILEEN C. MISKELL	Director	Date:	February 28, 2023
Eileen C. Miskell

/s/ JOHN J. MORRISSEY	Director	Date:	February 28, 2023
John J. Morrissey

/s/ JAMES O'SHANNA MORTON	Director	Date:	February 28, 2023
James O'Shanna Morton

/s/ GERARD F. NADEAU	Director	Date:	February 28, 2023
Gerard F. Nadeau

/s/ DANIEL F. O’BRIEN	Director	Date:	February 28, 2023
Daniel F. O’Brien

/s/ SUSAN PERRY O'DAY	Director	Date:	February 28, 2023
Susan Perry O'Day

/s/ CHRISTOPHER ODDLEIFSON	Director	Date:	February 28, 2023
Christopher Oddleifson

/s/ SCOTT K. SMITH	Director	Date:	February 28, 2023
Scott K. Smith

/s/ THOMAS R. VENABLES	Director	Date:	February 28, 2023
Thomas R. Venables