Form 10-Q
period 2023-03-31
INDEPENDENT BANK CORP
filed 2023-05-04
CIK 776901

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of May 1, 2023, there were 44,125,003 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	March 31 2023	December 31 2022
Assets
Cash and due from banks	$179,923	$175,843
Interest-earning deposits with banks	322,621	177,090
Securities
Trading	4,469	3,888
Equity	21,503	21,119
Available for sale (amortized cost $1,551,042 and $1,566,779)	1,405,602	1,399,154
Held to maturity (fair value $1,519,504 and $1,524,710)	1,678,376	1,705,120
Total securities	3,109,950	3,129,281
Loans held for sale (at fair value)	1,130	2,803
Loans
Commercial and industrial	1,649,882	1,635,103
Commercial real estate	7,820,094	7,760,230
Commercial construction	1,046,310	1,154,413
Small business	225,866	219,102
Residential real estate	2,095,644	2,035,524
Home equity - first position	556,534	566,166
Home equity - subordinate positions	534,221	522,584
Other consumer	19,401	35,553
Total loans	13,947,952	13,928,675
Less: allowance for credit losses	(159,131)	(152,419)
Net loans	13,788,821	13,776,256
Federal Home Loan Bank stock	40,303	5,218
Bank premises and equipment, net	195,921	196,504
Goodwill	985,072	985,072
Other intangible assets	23,253	25,068
Cash surrender value of life insurance policies	295,268	293,323
Other assets	500,140	527,716
Total assets	$19,442,402	$19,294,174
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$5,083,678	$5,441,584
Savings and interest checking accounts	5,638,781	5,898,009
Money market	3,094,362	3,343,673
Time certificates of deposit	1,455,351	1,195,741
Total deposits	15,272,172	15,879,007
Borrowings
Federal Home Loan Bank borrowings	879,628	637
Junior subordinated debentures (less unamortized debt issuance costs of $32 and $33)	62,856	62,855

Subordinated debentures (less unamortized debt issuance costs of $91 and $115)	49,909	49,885
Total borrowings	992,393	113,377
Other liabilities	346,928	415,089
Total liabilities	16,611,493	16,407,473
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 44,114,827 shares at March 31, 2023 and 45,641,238 shares at December 31, 2022 (includes 176,316 and 135,712 shares of unvested participating restricted stock awards, respectively)	439	455
Value of shares held in rabbi trust at cost: 80,964 shares at March 31, 2023 and 80,965 shares at December 31, 2022	(3,286)	(3,227)
Deferred compensation and other retirement benefit obligations	3,286	3,227
Additional paid in capital	1,995,077	2,114,888
Retained earnings	971,338	934,442
Accumulated other comprehensive loss, net of tax	(135,945)	(163,084)
Total stockholders’ equity	2,830,909	2,886,701
Total liabilities and stockholders' equity	$19,442,402	$19,294,174
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2023	2022
Interest income
Interest and fees on loans	$170,926	$129,625
Taxable interest and dividends on securities	15,309	10,043
Nontaxable interest and dividends on securities	1	1
Interest on loans held for sale	34	64
Interest on federal funds sold and short-term investments	665	886
Total interest and dividend income	186,935	140,619
Interest expense
Interest on deposits	22,675	2,107
Interest on borrowings	5,262	1,080
Total interest expense	27,937	3,187
Net interest income	158,998	137,432
Provision for (release of) credit losses	7,250	(2,000)
Net interest income after provision for credit losses	151,748	139,432
Noninterest income
Deposit account fees	5,916	5,493
Interchange and ATM fees	4,184	3,609
Investment management	9,779	8,673
Mortgage banking income	308	1,362
Increase in cash surrender value of life insurance policies	1,854	1,795
Gain on life insurance benefits	11	—
Loan level derivative income	408	604
Other noninterest income	5,782	4,736
Total noninterest income	28,242	26,272
Noninterest expenses
Salaries and employee benefits	56,975	48,711
Occupancy and equipment expenses	12,822	13,302
Data processing and facilities management	2,527	2,372
Consulting expense	2,077	1,750
Software maintenance	2,949	2,564
Debit card expense	2,171	1,765
Amortization of intangible assets	1,815	2,001
FDIC assessment	2,610	1,805
Merger and acquisition expense	—	7,100
Other noninterest expenses	14,715	14,130
Total noninterest expenses	98,661	95,500
Income before income taxes	81,329	70,204
Provision for income taxes	20,082	17,107
Net income	$61,247	$53,097
Basic earnings per share	$1.36	$1.12
Diluted earnings per share	$1.36	$1.12
Weighted average common shares (basic)	45,004,100	47,366,753
Common share equivalents	19,564	20,711
Weighted average common shares (diluted)	45,023,664	47,387,464
Cash dividends declared per common share	$0.55	$0.51
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2023	2022
Net income	$61,247	$53,097
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	17,068	(62,556)
Net change in fair value of cash flow hedges	10,163	(17,950)
Net change in other comprehensive income for defined benefit postretirement plans	(92)	121
Total other comprehensive income (loss)	27,139	(80,385)
Total comprehensive income (loss)	$88,386	$(27,288)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2023 and 2022
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2022	45,641,238	$455	$(3,227)	$3,227	$2,114,888	$934,442	$(163,084)	$2,886,701
Net income	—	—	—	—	—	61,247	—	61,247
Other comprehensive income	—	—	—	—	—	—	27,139	27,139
Common dividend declared ($0.55 per share)	—	—	—	—	—	(24,351)	—	(24,351)
Proceeds from exercise of stock options, net of cash paid	1,666	—	—	—	80	—	—	80
Stock based compensation	—	—	—	—	1,672	—	—	1,672
Restricted stock awards issued, net of awards surrendered	81,075	—	—	—	(1,110)	—	—	(1,110)
Shares issued under direct stock purchase plan	7,881	—	—	—	642	—	—	642
Shares repurchased under share repurchase program (1)	(1,617,033)	(16)	—	—	(121,095)	—	—	(121,111)
Deferred compensation and other retirement benefit obligations	—	—	(59)	59	—	—	—	—
Balance March 31, 2023	44,114,827	$439	$(3,286)	$3,286	$1,995,077	$971,338	$(135,945)	$2,830,909

Balance December 31, 2021	47,349,778	$472	$(3,146)	$3,146	$2,249,078	$766,716	$2,183	$3,018,449
Net income	—	—	—	—	—	53,097	—	53,097
Other comprehensive loss	—	—	—	—	—	—	(80,385)	(80,385)
Common dividend declared ($0.51 per share)	—	—	—	—	—	(24,162)	—	(24,162)
Stock based compensation	—	—	—	—	834	—	—	834
Restricted stock awards issued, net of awards surrendered	44,569	—	—	—	(1,063)	—	—	(1,063)
Shares issued under direct stock purchase plan	6,602	—	—	—	571	—	—	571
Shares repurchased under share repurchase program	(23,824)	—	—	—	(1,902)	—	—	(1,902)
Deferred compensation and other retirement benefit obligations	—	—	(33)	33	—	—	—	—
Balance March 31, 2022	47,377,125	$472	$(3,179)	$3,179	$2,247,518	$795,651	$(78,202)	$2,965,439
(1)     Inclusive of $1.2 million impact of excise tax attributable to share repurchases made during the three months ended March 31, 2023.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2023	2022
Cash flow from operating activities
Net income	$61,247	$53,097
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,633	10,119
Change in unamortized net loan costs and fees	(529)	(3,666)
Accretion of acquired loans	(305)	(84)
Provision for (release of) credit losses	7,250	(2,000)
Deferred income tax expense	644	643
Net (gain) loss on equity securities	(368)	627
Net loss on bank premises and equipment	79	406
Realized gain on sale leaseback transaction	(145)	(145)
Stock based compensation	1,672	834
Increase in cash surrender value of life insurance policies	(1,854)	(1,795)
Operating lease payments	(3,432)	(9,030)
Change in fair value on loans held for sale	17	548
Net change in:
Trading assets	(581)	(236)
Loans held for sale	1,656	17,987
Other assets	17,326	46,805
Other liabilities	(40,844)	(38,582)
Total adjustments	(9,781)	22,431
Net cash provided by operating activities	51,466	75,528
Cash flows used in investing activities
Purchases of equity securities	(136)	(184)
Proceeds from maturities and principal repayments of securities available for sale	15,694	34,927
Purchases of securities available for sale	—	(98,246)
Proceeds from maturities and principal repayments of securities held to maturity	27,877	51,072
Purchases of securities held to maturity	—	(266,972)
Net purchase of Federal Home Loan Bank stock	(35,085)	—
Investments in low income housing projects	(13,669)	(6,405)
Purchases of life insurance policies	(91)	(93)
Net (increase) decrease in loans	(18,981)	10,605
Purchases of bank premises and equipment	(4,219)	(8,335)
Proceeds from the sale of bank premises and equipment	52	—
Net cash used in investing activities	(28,558)	(283,631)
Cash flows provided by (used in) financing activities
Net increase (decrease) in time deposits	259,590	(131,925)
Net decrease in other deposits	(866,445)	(21,112)
Proceeds from short-term Federal Home Loan Bank borrowings	879,000	—
Repayments of long-term debt, net of issuance costs	—	(14,063)
Net proceeds from exercise of stock options	80	—

Restricted stock awards issued, net of awards surrendered	(1,110)	(1,063)
Proceeds from shares issued under direct stock purchase plan	642	571
Payments for shares repurchased under share repurchase program	(119,951)	(1,902)
Common dividends paid	(25,103)	(22,728)
Net cash provided by (used in) financing activities	126,703	(192,222)
Net increase (decrease) in cash and cash equivalents	149,611	(400,325)
Cash and cash equivalents at beginning of year	352,933	2,240,684
Cash and cash equivalents at end of period	$502,544	$1,840,359
Supplemental schedule of noncash investing and financing activities
Net increase (decrease) in capital commitments relating to low income housing project investments	$564	$(718)
Recognition of operating lease at commencement and/or at extension	$2,642	$1,549
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the "2022 Form 10-K").

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

NOTE 3 - SECURITIES

Trading Securities
The Company had trading securities of $4.5 million and $3.9 million as of March 31, 2023 and December 31, 2022, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $21.5 million and $21.1 million as of March 31, 2023 and December 31, 2022, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.
The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the consolidated statements of income that relate to equity securities for the periods indicated:

	Three Months Ended
	March 31
	2023	2022
	Dollars in thousands
Net gains (losses) recognized during the period on equity securities	$368	$(627)
Less: net gains recognized during the period on equity securities sold during the period	1	4
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$367	$(631)
Available for Sale Securities
The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	March 31, 2023					December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$230,753	$—	$(25,739)	$—	$205,014	$230,936	$—	$(28,636)	$—	$202,300
U.S. treasury securities	874,177	—	(69,490)	—	804,687	874,035	—	(82,694)	—	791,341
Agency mortgage-backed securities	346,584	63	(40,625)	—	306,022	359,068	54	(45,434)	—	313,688
Agency collateralized mortgage obligations	40,483	—	(2,594)	—	37,889	41,874	—	(3,031)	—	38,843
State, county, and municipal securities	194	1	—	—	195	193	—	(2)	—	191
Pooled trust preferred securities issued by banks and insurers	1,203	—	(161)	—	1,042	1,203	—	(169)	—	1,034
Small business administration pooled securities	57,648	—	(6,895)	—	50,753	59,470	—	(7,713)	—	51,757
Total available for sale securities	$1,551,042	$64	$(145,504)	$—	$1,405,602	$1,566,779	$54	$(167,679)	$—	$1,399,154

Excluded from the table above is accrued interest on available for sale securities of $3.2 million and $3.6 million at March 31, 2023 and December 31, 2022, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities during the three months ended March 31, 2023 and 2022. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at March 31, 2023 and December 31, 2022.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three months ended March 31, 2023 and 2022, and therefore no gains or losses were realized during the periods presented.
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

	March 31, 2023
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$11,869	$(616)	$193,145	$(25,123)	$205,014	$(25,739)
U.S. treasury securities	18	—	—	804,687	(69,490)	804,687	(69,490)
Agency mortgage-backed securities	119	43,406	(2,007)	259,616	(38,618)	303,022	(40,625)
Agency collateralized mortgage obligations	13	3,039	(32)	34,851	(2,562)	37,890	(2,594)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,042	(161)	1,042	(161)
Small business administration pooled securities	8	3,933	(201)	46,820	(6,694)	50,753	(6,895)
Total impaired available for sale securities	168	$62,247	$(2,856)	$1,340,161	$(142,648)	$1,402,408	$(145,504)

	December 31, 2022
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$60,575	$(7,292)	$141,725	$(21,344)	$202,300	$(28,636)
U.S. treasury securities	18	43,035	(6,350)	748,306	(76,344)	791,341	(82,694)
Agency mortgage-backed securities	123	155,944	(15,186)	154,653	(30,248)	310,597	(45,434)
Agency collateralized mortgage obligations	13	38,843	(3,031)	—	—	38,843	(3,031)
State, county, and municipal securities	1	191	(2)	—	—	191	(2)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,034	(169)	1,034	(169)
Small business administration pooled securities	8	34,511	(3,550)	17,246	(4,163)	51,757	(7,713)
Total impaired available for sale securities	173	$333,099	$(35,411)	$1,062,964	$(132,268)	$1,396,063	$(167,679)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments during the three months ended March 31, 2023 and 2022. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at March 31, 2023:
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

Held to Maturity Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized at the dates indicated:

	March 31, 2023					December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$30,824	$—	$(1,866)	$—	$28,958	$31,258	$—	$(2,222)	$—	$29,036
U.S. treasury securities	100,654	—	(9,936)	—	90,718	100,634	—	(11,755)	—	88,879
Agency mortgage-backed securities	887,994	896	(73,336)	—	815,554	898,927	408	(83,383)	—	815,952
Agency collateralized mortgage obligations	521,621	—	(71,197)	—	450,424	535,971	—	(77,554)	—	458,417
Single issuer trust preferred securities issued by banks	1,500	8	—	—	1,508	1,500	8	—	—	1,508
Small business administration pooled securities	135,783	895	(4,336)	—	132,342	136,830	313	(6,225)	—	130,918
Total held to maturity securities	$1,678,376	$1,799	$(160,671)	$—	$1,519,504	$1,705,120	$729	$(181,139)	$—	$1,524,710
Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three months ended March 31, 2023 and 2022. Excluded from the table above is accrued interest on held to maturity securities of $4.5 million and $4.4 million as of March 31, 2023 and December 31, 2022, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities during the three months ended March 31, 2023 and 2022. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at March 31, 2023 and December 31, 2022.

While management has the positive intent and ability to hold the Company's held to maturity securities until maturity, if a decision were made to sell a security within this portfolio, the adjusted cost of the specific security sold would be used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three months ended March 31, 2023 and 2022, and therefore no gains or losses were realized during the periods presented.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of March 31, 2023, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of March 31, 2023 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$117,578	$106,039	$113,175	$98,975	$—	$—	$230,753	$205,014
U.S. treasury securities	99,915	97,018	689,740	632,502	84,522	75,167	—	—	874,177	804,687
Agency mortgage-backed securities	7,201	7,051	97,586	89,002	98,048	84,449	143,749	125,520	346,584	306,022
Agency collateralized mortgage obligations	—	—	—	—	—	—	40,483	37,889	40,483	37,889
State, county, and municipal securities	—	—	194	195	—	—	—	—	194	195
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,203	1,042	1,203	1,042
Small business administration pooled securities	—	—	—	—	—	—	57,648	50,753	57,648	50,753
Total available for sale securities	$107,116	$104,069	$905,098	$827,738	$295,745	$258,591	$243,083	$215,204	$1,551,042	$1,405,602
Held to maturity securities
U.S. government agency securities	$—	$—	$30,824	$28,958	$—	$—	$—	$—	$30,824	$28,958
U.S. treasury securities	—	—	99,663	89,875	991	843	—	—	100,654	90,718
Agency mortgage-backed securities	81	80	215,084	204,705	446,707	398,228	226,122	212,541	887,994	815,554
Agency collateralized mortgage obligations	—	—	29,669	28,418	38,862	34,561	453,090	387,445	521,621	450,424
Single issuer trust preferred securities issued by banks	—	—	—	—	1,500	1,508	—	—	1,500	1,508
Small business administration pooled securities	—	—	—	—	3,389	3,132	132,394	129,210	135,783	132,342
Total held to maturity securities	$81	$80	$375,240	$351,956	$491,449	$438,272	$811,606	$729,196	$1,678,376	$1,519,504
Total	$107,197	$104,149	$1,280,338	$1,179,694	$787,194	$696,863	$1,054,689	$944,400	$3,229,418	$2,925,106
Included in the table above are $25.0 million of callable securities at March 31, 2023.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $946.7 million and $959.8 million at March 31, 2023 and December 31, 2022, respectively.
At March 31, 2023 and December 31, 2022, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

NOTE 4 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended March 31, 2023
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$27,559	$77,799	$10,762	$2,834	$20,973	$11,504	$988	$152,419
Charge-offs	(281)	—	—	(28)	—	—	(506)	(815)
Recoveries	5	—	—	31	—	16	225	277
Provision for (release of) credit losses	9,649	(1,601)	(1,514)	501	(519)	908	(174)	7,250
Ending balance (1)	$36,932	$76,198	$9,248	$3,338	$20,454	$12,428	$533	$159,131

	Three Months Ended March 31, 2022
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$14,402	$83,486	$12,316	$3,508	$14,484	$17,986	$740	$146,922
Charge-offs	—	—	—	(48)	—	(24)	(634)	(706)
Recoveries	13	3	—	26	—	26	234	302
Provision for (release of) credit losses	(246)	947	(449)	(327)	3,904	(6,238)	409	(2,000)
Ending balance (1)	$14,169	$84,436	$11,867	$3,159	$18,388	$11,750	$749	$144,518
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $52.7 million and $39.4 million as of March 31, 2023 and March 31, 2022, respectively.

The balance of allowance for credit losses increased to $159.1 million as of March 31, 2023 compared to $152.4 million at December 31, 2022, due primarily to an additional reserve allocation associated with further credit deterioration of a large commercial and industrial credit that migrated to nonperforming status during 2022, resulting in a full specific reserve allocation on the loan.
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

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$153,554	$262,933	$122,770	$94,702	$54,925	$85,391	$811,795	$—	$1,586,070
Potential weakness	—	4,712	705	868	1,608	1,342	24,114	—	33,349
Definite weakness - loss unlikely	—	2,295	1,516	164	377	1	2,936	—	7,289
Partial loss probable	—	—	—	—	—	—	23,174	—	23,174
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$153,554	$269,940	$124,991	$95,734	$56,910	$86,734	$862,019	$—	$1,649,882
Current-period gross write-offs	$—	$—	$—	$—	$—	$34	$247	$—	$281

Commercial real estate
Pass	$204,462	$1,199,328	$1,459,526	$1,259,511	$720,208	$2,439,424	$59,810	$—	$7,342,269
Potential weakness	154	52,961	67,200	29,611	13,139	225,673	—	—	388,738
Definite weakness - loss unlikely	3,481	39,208	13,205	5,334	4,038	23,821	—	—	89,087
Partial loss probable	—	—	—	—	—	—	—	—	—

Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$208,097	$1,291,497	$1,539,931	$1,294,456	$737,385	$2,688,918	$59,810	$—	$7,820,094
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial construction
Pass	$90,362	$461,824	$266,758	$89,919	$62,033	$4,755	$21,237	$—	$996,888
Potential weakness	18,431	—	5,889	3,919	—	—	—	—	28,239
Definite weakness - loss unlikely	7,619	11,434	2,130	—	—	—	—	—	21,183
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$116,412	$473,258	$274,777	$93,838	$62,033	$4,755	$21,237	$—	$1,046,310
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Small business
Pass	$9,770	$54,258	$43,458	$29,810	$16,173	$26,536	$42,746	$—	$222,751
Potential weakness	—	—	—	158	—	228	527	—	913
Definite weakness - loss unlikely	105	126	113	304	3	686	865	—	2,202
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$9,875	$54,384	$43,571	$30,272	$16,176	$27,450	$44,138	$—	$225,866
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$28	$—	$28

Residential real estate
Pass	$91,404	$658,273	$416,067	$190,313	$92,927	$644,659	$—	$—	$2,093,643
Default	—	—	—	472	157	1,372	—	—	2,001
Total residential real estate	$91,404	$658,273	$416,067	$190,785	$93,084	$646,031	$—	$—	$2,095,644
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$6,812	$42,352	$58,830	$53,565	$31,341	$139,472	$756,103	$937	$1,089,412
Default	—	—	—	—	122	82	1,139	—	1,343
Total home equity	$6,812	$42,352	$58,830	$53,565	$31,463	$139,554	$757,242	$937	$1,090,755
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer (3)
Pass	$60	$386	$1,168	$926	$514	$1,852	$14,450	$—	$19,356
Default	—	—	—	—	6	37	2	—	45
Total other consumer	$60	$386	$1,168	$926	$520	$1,889	$14,452	$—	$19,401
Current-period gross write-offs	$498	$—	$—	$—	$—	$—	$8	$—	$506

Total	$586,214	$2,790,090	$2,459,335	$1,759,576	$997,571	$3,595,331	$1,758,898	$937	$13,947,952
Total current-period gross write-offs	$498	$—	$—	$—	$—	$34	$283	$—	$815

	March 31, 2022
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$138,642	$288,516	$159,051	$85,497	$105,651	$30,082	$741,200	$—	$1,548,639
Potential weakness	629	746	1,402	1,423	88	1,113	4,097	—	9,498
Definite weakness - loss unlikely	403	1,253	—	57	420	2,684	3,238	—	8,055
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$139,674	$290,515	$160,453	$86,977	$106,159	$33,879	$748,535	$—	$1,566,192

Commercial real estate
Pass	$226,907	$1,548,212	$1,254,460	$867,980	$830,148	$2,431,434	$135,980	$522	$7,295,643
Potential weakness	10,059	51,223	92,984	43,560	83,195	210,418	13,619	—	505,058
Definite weakness - loss unlikely	145	20,031	4,081	3,237	412	69,009	—	—	96,915
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$237,111	$1,619,466	$1,351,525	$914,777	$913,755	$2,710,861	$149,599	$522	$7,897,616

Commercial construction
Pass	$82,805	$400,932	$440,129	$100,066	$30,145	$34,952	$34,416	$—	$1,123,445
Potential weakness	—	—	3,005	—	—	12,935	—	—	15,940
Definite weakness - loss unlikely	—	14,560	—	—	—	—	—	—	14,560
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$82,805	$415,492	$443,134	$100,066	$30,145	$47,887	$34,416	$—	$1,153,945

Small business
Pass	$14,959	$52,037	$35,973	$19,540	$12,136	$24,449	$37,719	$—	$196,813
Potential weakness	—	183	435	376	196	277	761	—	2,228
Definite weakness - loss unlikely	—	—	601	20	7	283	453	—	1,364
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$14,959	$52,220	$37,009	$19,936	$12,339	$25,009	$38,933	$—	$200,405

Residential real estate
Pass	$177,524	$446,985	$209,293	$106,746	$111,601	$650,555	$—	$—	$1,702,704
Default	—	—	392	—	999	1,950	—	—	3,341
Total residential real estate	$177,524	$446,985	$209,685	$106,746	$112,600	$652,505	$—	$—	$1,706,045

Home equity
Pass	$13,376	$64,981	$61,198	$35,075	$31,458	$137,315	$678,867	$1,519	$1,023,789
Default	—	—	—	122	—	64	1,840	—	2,026
Total home equity	$13,376	$64,981	$61,198	$35,197	$31,458	$137,379	$680,707	$1,519	$1,025,815

Other consumer (3)
Pass	$142	$2,964	$2,469	$1,978	$695	$4,669	$17,074	$—	$29,991
Default	—	9	4	—	—	3	2	—	18
Total other consumer	$142	$2,973	$2,473	$1,978	$695	$4,672	$17,076	$—	$30,009

Total	$665,591	$2,892,632	$2,265,477	$1,265,677	$1,207,151	$3,612,192	$1,669,266	$2,041	$13,580,027

(1)Loan origination dates in the tables above reflect the original origination date, or the date of a material modification of a previously originated loan.
(2)Loans originated as part of the Paycheck Protection Program ("PPP") established by the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act")t are included within commercial and industrial under the 2021 and 2020 vintage year and "pass" category as these loans are 100% guaranteed by the U.S. Government. Outstanding PPP loans totaled $6.6 million and $99.6 million as of March 31, 2023 and 2022, respectively.
(3)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances and the associated gross write-offs.
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

	March 31 2023	December 31 2022
Residential real estate portfolio
FICO score (re-scored)(1)	752	753
LTV (re-valued)(2)	58.7%	57.0%
Home equity portfolio
FICO score (re-scored)(1)	771	771
LTV (re-valued)(2)(3)	43.8%	41.3%
(1)The average FICO scores at March 31, 2023 are based upon rescores from March 2023, as available for previously originated loans, or origination score data for loans booked in March 2023.  The average FICO scores at December 31, 2022 were based upon rescores available from December 2022, as available for previously originated loans, or origination score data for loans booked in December 2022.
(2)The combined LTV ratios for March 31, 2023 are based upon updated automated valuations as of February 2023, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2022 were based upon updated automated valuations as of November 2022, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At March 31, 2023 and December 31, 2022, the Company's estimated reserve for unfunded commitments amounted to $1.6 million and $1.3 million, respectively.
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

The following table shows information regarding nonaccrual loans as of the dates indicated:

	Nonaccrual Balances
	March 31, 2023			December 31, 2022
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total (1)
	(Dollars in thousands)
Commercial and industrial	$26,045	$298	$26,343	$26,395	$298	$26,693
Commercial real estate	15,324	2,714	18,038	12,961	2,769	15,730
Small business	238	4	242	99	5	104
Residential real estate	8,178	—	8,178	8,479	—	8,479
Home equity	3,282	—	3,282	3,400	—	3,400
Other consumer	129	—	129	475	—	475
Total nonaccrual loans	$53,196	$3,016	$56,212	$51,809	$3,072	$54,881
(1)Nonaccrual balances at December 31, 2022 included $11.5 million of nonaccruing troubled debt restructures ("TDRs").
It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans during the three months ended March 31, 2023 and 2022, except for instances where nonaccrual loans were paid off in excess of the recorded book balance.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,380	$1,615
The following tables show the age analysis of past due financing receivables as of the dates indicated:

	March 31, 2023
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	5	$339	1	$69	2	$23,472	8	$23,880	$1,626,002	$1,649,882	$—
Commercial real estate	4	785	—	—	3	4,846	7	5,631	7,814,463	7,820,094	—
Commercial construction	—	—	—	—	—	—	—	—	1,046,310	1,046,310	—
Small business	9	114	4	116	6	140	19	370	225,496	225,866	—
Residential real estate	11	2,202	5	579	15	2,002	31	4,783	2,090,861	2,095,644	—
Home equity	18	1,440	3	81	18	1,343	39	2,864	1,087,891	1,090,755	23
Other consumer (1)	374	353	20	76	6	45	400	474	18,927	19,401	—
Total	421	$5,233	33	$921	50	$31,848	504	$38,002	$13,909,950	$13,947,952	$23

	December 31, 2022
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	3	$49	1	$175	3	$23,726	7	$23,950	$1,611,153	$1,635,103	$—
Commercial real estate	7	2,052	5	4,971	3	2,977	15	10,000	7,750,230	7,760,230	—
Commercial construction	—	—	—	—	—	—	—	—	1,154,413	1,154,413	—
Small business	12	111	3	25	3	5	18	141	218,961	219,102	—
Residential real estate	8	1,654	8	1,105	16	1,725	32	4,484	2,031,040	2,035,524	—
Home equity	19	1,647	3	201	17	965	39	2,813	1,085,937	1,088,750	—
Other consumer (1)	432	421	15	83	4	28	451	532	35,021	35,553	—
Total	481	$5,934	35	$6,560	46	$29,426	562	$41,920	$13,886,755	$13,928,675	$—
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
(2)The amount of net deferred costs on originated loans included in the ending balance was $5.5 million and $5.0 million at March 31, 2023 and December 31, 2022, respectively.

Loan Modifications

In the course of resolving nonperforming loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include principal forgiveness, interest rate reductions, term extensions, other-than-insignificant payment delays, and/or any combinations thereof. Any loans that are modified are reviewed by the Company to determine whether the modification is the direct result of a borrower experiencing financial difficulty, as the Company adopted the accounting and disclosure requirements for loan modifications made to borrowers experiencing financial difficulty and ceased to recognize TDRs effective January 1, 2023.

Loan modifications made to borrowers experiencing financial difficulty are evaluated on a collective basis with loans sharing similar risk characteristics in accordance with the current expected credit loss ("CECL") methodology. Under previously applicable accounting guidance, the Company determined the amount of allowance for credit losses on TDRs using a discounted cash flow analysis or a fair value of collateral approach if the loan was determined to be individually evaluated. This change in methodology did not have a material impact on the Company's allowance for credit loss estimate.

The following table presents the amortized cost basis at March 31, 2023 of loans modified to borrowers experiencing financial difficulty during the three month period then ended, disaggregated by class of financing receivable and type of modification granted:

	Term Extension
	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Category	(Dollars in thousands)
Commercial real estate	$2,540	0.03%
Small business	105	0.05%
Total	$2,645

	Other-Than-Insignificant Payment Delay
	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Category	(Dollars in thousands)
Commercial and industrial	$2,805	0.17%
Commercial real estate	7,013	0.09%
Total	$9,818

	Combination - Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Category	(Dollars in thousands)
Small business	$44	0.02%
Total	$44

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the period ending March 31, 2023:

Term Extension
Loan Category	Financial Effect
Commercial real estate	Added a weighted-average contractual term of 2 months to the life of the loan, which reduced monthly payment amounts for the borrowers.
Small business	Added a weighted-average contractual term of 4.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Interest Rate Reduction
Loan Category	Financial Effect
Small business	Reduced weighted-average contractual interest rate from 10.00% to 6.50%

The following table shows the Company’s total TDRs and other pertinent information as of the date indicated:

December 31, 2022
(Dollars in thousands)
TDRs on accrual status	$11,278
TDRs on nonaccrual	11,520
Total TDRs	$22,798

There were no new TDRs during the three months ended March 31, 2022.
At March 31, 2023, the Company did not have any additional commitments to lend to borrowers experiencing financial difficulty who were party to a loan modification. At December 31, 2022, the Company had additional commitments to lend to borrowers who had been a party to a TDR of $64,000.
The Company closely monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company considers a loan to have defaulted when it reaches 90 days past due. During the three months ended March 31, 2023 there were no loans modified to borrowers experiencing financial difficulty that subsequently defaulted, and during the three months ended March 31, 2022, there were no TDRs that were modified during the prior twelve months that subsequently defaulted. Accordingly, all loans modified to borrowers experiencing financial difficulty during the period remained current and were performing in accordance with the modified terms as of March 31, 2023.

NOTE 5 - BORROWINGS

During the three months ended March 31, 2023, the Company entered into advances with the Federal Home Loan Bank ("FHLB") of $879.0 million, due primarily to deposit balance reductions, share repurchase activity, and a proactive strategy to bolster on-balance sheet liquidity during the quarter. These borrowings were comprised of comprised of $379.0 million in overnight FHLB borrowings carrying a rate of 4.95% at March 31, 2023, as well as $500.0 million in one-month term FHLB advances carrying a weighted average interest rate of 5.03% at March 31, 2023. In conjunction with the one-month term FHLB advances, the Company entered into hedges to convert the cost of these borrowings to a total weighted average cost of 4.47% at March 31, 2023.

NOTE 6 - STOCK BASED COMPENSATION
During the three months ended March 31, 2023, the Company had the following activity related to stock based compensation:
Time Vested Restricted Stock Awards
The Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/16/2023	77,525	2005 Employee Stock Plan	$80.65	Ratably over 3 years from grant date
2/16/2023	12,309	2005 Employee Stock Plan	$80.65	Ratably over 5 years, on each anniversary of February 6, 2023 start date

Performance-Based Restricted Stock Awards
    On February 16, 2023, the Company granted 32,200 performance-based restricted stock awards, representing the maximum number of shares that may be earned under the awards, to certain executive level employees. These performance-based restricted stock awards were issued from the 2005 Employee Stock Plan and were determined to have a grant date fair value per share of $80.65. The number of shares to be vested is contingent upon the Company's attainment of certain performance criteria to be measured at the end of a three year performance period ending December 31, 2025. The awards will vest upon the earlier of the date on which it is determined if the performance goal is achieved subsequent to the performance period or March 31, 2026.
    On March 13, 2023, the performance-based restricted stock awards that were awarded on February 27, 2020 vested at 80% of the maximum target shares awarded, or 12,880 shares, net of forfeitures.

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

The following tables reflect the Company's derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

March 31, 2023
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$300,000	3.48	4.87%	3.57%	$(202)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	$1,050,000	2.73	4.68%	2.66%	$(30,615)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	2.03	4.67%	3.09% - 2.19%	(7,619)

Total	$1,750,000				$(38,436)

December 31, 2022
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	1,050,000	2.97	4.24%	2.66%	(42,005)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	2.27	4.22%	3.09% - 2.19%	(10,239)

Total	$1,450,000				$(52,244)

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 6.0 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $3.1 million (pre-tax) to be reclassified as an increase to interest income and $25.0 million (pre-tax) to be reclassified as an increase to interest expense, from OCI related to the Company’s cash flow hedges in the twelve months following March 31, 2023.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at March 31, 2023.
The Company had no fair value hedges as of March 31, 2023 or December 31, 2022.
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

The following table reflects the Company’s customer related derivative positions at the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2023
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	276	$58,387	$143,725	$229,318	$210,340	$1,009,526	$1,651,296	$(88,936)
Pay fixed, receive variable	276	58,387	143,725	229,318	210,340	1,009,526	1,651,296	88,935
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	40	105,637	8,830	—	—	—	114,467	1,558
Buys U.S. currency, sells foreign currency	40	105,637	8,830	—	—	—	114,467	(1,489)
Risk participation agreements
Participation out	18	2,585	24,538	—	—	128,132	155,255	365
Participation in	6	27,142	—	—	17,558	8,168	52,868	(20)

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2022
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	283	$80,531	$96,613	$256,924	$193,096	$1,016,312	$1,643,476	$(118,930)
Pay fixed, receive variable	283	80,531	96,613	256,924	193,096	1,016,312	1,643,476	118,928
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	49	124,982	13,363	—	—	—	138,345	306
Buys U.S. currency, sells foreign currency	49	124,982	13,363	—	—	—	138,345	(232)
Risk participation agreements
Participation out	13	2,595	—	24,538	—	95,514	122,647	161
Participation in	6	27,365	—	—	—	25,849	53,214	(15)
(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The change in fair value associated with loans held for sale was a decrease of $17,000 and $548,000 for the three months ended March 31, 2023 and 2022, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.

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
The aggregate amount of net realized gains on sales of such loans included within mortgage banking income was $174,000 and $599,000 for the three months ended March 31, 2023 and 2022, respectively.
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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	March 31 2023		December 31 2022		March 31 2023		December 31 2022
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$416	(3)	$—		$38,852	(4)	$52,244	(4)
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	100,821	(3)	123,372	(3)	100,822	(4)	123,374	(4)
Foreign exchange contracts	3,259		4,352		3,190		4,278
Risk participation agreements	365		161		20		15
Mortgage Derivatives
Interest rate lock commitments	32		43		—		—
Forward sale loan commitments	—		30		5		—
Total derivatives not designated as hedges	104,477		127,958		104,037		127,667
Total	104,893		127,958		142,889		179,911

Netting Adjustments (5)	(48,117)		(57,784)		24,686		33,245
Net Derivatives on the Balance Sheet	56,776		70,174		118,203		146,666

Financial instruments (6)	19,358		20,019		19,358		20,019
Cash collateral pledged (received)	—		—		—		—
Net Derivative Amounts	$37,418		$50,155		$98,845		$126,647
(1)All asset derivatives are reflected in other assets on the balance sheet.
(2)All liability derivatives are reflected in other liabilities on the balance sheet.
(3)As of March 31, 2023, approximately $30,000 of accrued interest payable is included in the fair value of interest rate derivative assets and approximately $2.5 million of accrued interest receivable is included in the fair value of loan level derivative assets. Accrued interest receivable of approximately $2.2 million is included in the fair value of loan level derivative assets at December 31, 2022.
(4)Approximately $1.6 million and $2.5 million of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities, respectively, at March 31, 2023, in comparison to accrued interest payable of approximately $1.3 million and $2.2 million, respectively, at December 31, 2022.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended
	March 31
	2023	2022
	(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivatives (effective portion), net of tax	$10,163	$(17,950)
(Loss) gain reclassified from OCI into interest income or interest expense (effective portion)	$(6,239)	$4,505
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$272	$89
Other expense	(77)	(83)
Changes in fair value of mortgage derivatives
Mortgage banking income	(46)	(419)
Total	$149	$(413)

    The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. All derivative instruments with credit-risk contingent features were in a net asset position at March 31, 2023 and December 31, 2022.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company's exposure relating to institutional counterparties was $95.3 million and $121.2 million at March 31, 2023 and December 31, 2022, respectively. The Company’s exposure relating to customer counterparties was approximately $5.9 million and $2.2 million at March 31, 2023 and December 31, 2022, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
Valuation Techniques
There were no changes in the valuation techniques used during the three months ended March 31, 2023.
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

Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2023 and December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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
	March 31, 2023
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$4,469	$4,469	$—	$—
Equity securities	21,503	21,503	—	—
Securities available for sale
U.S. government agency securities	205,014	—	205,014	—
U.S. treasury securities	804,687	—	804,687	—
Agency mortgage-backed securities	306,022	—	306,022	—
Agency collateralized mortgage obligations	37,889	—	37,889	—
State, county, and municipal securities	195	—	195	—
Pooled trust preferred securities issued by banks and insurers	1,042	—	1,042	—
Small business administration pooled securities	50,753	—	50,753	—
Loans held for sale	1,130	—	1,130	—
Derivative instruments	104,893	—	104,893	—
Liabilities
Derivative instruments	142,889	—	142,889	—
Total recurring fair value measurements	$1,394,708	$25,972	$1,368,736	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$16,036	$—	$—	$16,036
Total nonrecurring fair value measurements	$16,036	$—	$—	$16,036

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
	March 31, 2023
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. government agency securities	$30,824	$28,958	$—	$28,958	$—
U.S. treasury securities	100,654	90,718	—	90,718	—
Agency mortgage-backed securities	887,994	815,554	—	815,554	—
Agency collateralized mortgage obligations	521,621	450,424	—	450,424	—
Single issuer trust preferred securities issued by banks	1,500	1,508	—	1,508	—
Small business administration pooled securities	135,783	132,342	—	132,342	—
Loans, net of allowance for credit losses (b)	13,772,785	13,144,699	—	—	13,144,699
Federal Home Loan Bank stock (c)	40,303	40,303	—	40,303	—
Cash surrender value of life insurance policies (d)	295,268	295,268	—	295,268	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$13,816,821	$13,816,821	$—	$13,816,821	$—
Time certificates of deposits (f)	1,455,351	1,428,877	—	1,428,877	—
Federal Home Loan Bank borrowings (f)	879,628	878,777	—	878,777	—
Junior subordinated debentures (g)	62,856	56,387	—	56,387	—
Subordinated debentures (f)	49,909	47,527	—	—	47,527

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
(c)FHLB stock has no quoted market value and is carried at cost; therefore, the carrying amount approximates fair value.
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

NOTE 9 - REVENUE RECOGNITION

A portion of the Company's noninterest income is derived from contracts with customers, and as such, the revenue recognized depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company accounts for such revenues in accordance with ASC 606 - Revenue from Contracts with Customers considers the terms of the contract and all relevant facts and circumstances when applying this guidance. To ensure its alignment with this core principle, the Company measures revenue and the timing of recognition by applying the following five steps:

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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended
	March 31 2023	March 31 2022
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$5,916	$5,493
Interchange fees	2,788	2,472
ATM fees	938	841
Investment management - wealth management and advisory services	8,185	7,904
Investment management - retail investments and insurance revenue	1,594	769
Merchant processing income	470	378
Credit card income	493	372
Other noninterest income	1,198	1,396
Total noninterest income in-scope of ASC 606	21,582	19,625
Total noninterest income out-of-scope of ASC 606	6,660	6,647
Total noninterest income	$28,242	$26,272

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

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Receivables, included in other assets	$5,205	$5,261

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

NOTE 10 - OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended March 31, 2023
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$22,185	$(5,117)	$17,068
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	22,185	(5,117)	17,068

Change in fair value of cash flow hedges	7,899	(2,221)	5,678
Less: net cash flow hedge losses reclassified into interest income or interest expense	(6,239)	1,754	(4,485)
Net change in fair value of cash flow hedges	14,138	(3,975)	10,163

Amortization of net actuarial gains	(137)	38	(99)
Amortization of net prior service costs	10	(3)	7
Net change in other comprehensive income for defined benefit postretirement plans (1)	(127)	35	(92)
Total other comprehensive income	$36,196	$(9,057)	$27,139

	Three Months Ended March 31, 2022
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(81,619)	$19,063	$(62,556)
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	(81,619)	19,063	(62,556)

Change in fair value of cash flow hedges	(20,480)	5,768	(14,712)
Less: net cash flow hedge gains reclassified into interest income or interest expense	4,505	(1,267)	3,238
Net change in fair value of cash flow hedges	(24,985)	7,035	(17,950)

Amortization of net actuarial losses	159	(45)	114
Amortization of net prior service costs	10	(3)	7
Net change in other comprehensive income for defined benefit postretirement plans (1)	169	(48)	121
Total other comprehensive loss	$(106,435)	$26,050	$(80,385)

(1)The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in Note 13 - Employee Benefit Plans within the Notes to the Consolidated Financial Statements included in Item 8 of the Company's 2022 Form 10-K.

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2023
Beginning balance: January 1, 2023	$(128,657)	$(36,630)	$2,203	$(163,084)
Net change in other comprehensive income (loss)	17,068	10,163	(92)	27,139
Ending balance: March 31, 2023	$(111,589)	$(26,467)	$2,111	$(135,945)
	2022
Beginning balance: January 1, 2022	$(9,667)	$14,137	$(2,287)	$2,183
Net change in other comprehensive income (loss)	(62,556)	(17,950)	121	(80,385)
Ending balance: March 31, 2022	$(72,223)	$(3,813)	$(2,166)	$(78,202)

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
    The following table summarizes the above financial instruments at the dates indicated:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Commitments to extend credit	$4,594,573	$4,566,041
Loan exposures sold with recourse	164,438	167,274
Standby letters of credit	22,850	24,941
Deferred standby letter of credit fees	190	168

Lease Commitments
The Company leases office and parking space, space for ATM locations, and certain branch locations under noncancellable operating leases. Several of these leases contain renewal options to extend lease terms for a period of 1 to 20 years.
There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2022. See the Company's 2022 Form 10-K for information regarding leases and other commitments.
Other Contingencies
At March 31, 2023, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the "2022 Form 10-K").

Cautionary Statement Regarding Forward-Looking Statements
    This Quarterly Report on Form 10-Q (this "Report"), in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “could,” “will,” “may,” “expect,” “believe,” “forecast,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” “estimate,” “intend,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the 2022 Form 10-K, include but are not limited to:

•further weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area;
•the effects of inflationary pressures, labor market shortages and supply chain issues;
•the instability or volatility in financial markets and unfavorable general economic or business conditions, globally, nationally or regionally, caused by geopolitical concerns, including as a result of the conflict between Russia and Ukraine, and as a result of recent disruptions in the banking industry;
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
•the emergence of widespread health emergencies or pandemics, any further resurgences or variants of the COVID-19 virus, actions taken by governmental authorities in response thereto, other public health crises or man-made events, and their impact on the Company's local economies or the Company's operations;

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
•changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to the Company’s business, including any such changes in laws and regulations as a result of recent disruptions in the banking industry, and the associated costs of such changes;
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

		Three Months Ended
	March 31 2023	December 31 2022	September 30 2022	June 30 2022	March 31 2022
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$3,109,950	$3,129,281	$3,147,123	$2,934,956	$2,861,739
Loans	13,947,952	13,928,675	13,700,350	13,675,764	13,580,027
Allowance for credit losses	(159,131)	(152,419)	(147,313)	(144,319)	(144,518)
Goodwill and other intangible assets	1,008,325	1,010,140	1,012,006	1,013,917	1,015,831
Total assets	19,442,402	19,294,174	19,703,269	19,982,450	20,159,178
Total deposits	15,272,172	15,879,007	16,338,994	16,639,548	16,763,392
Total borrowings	992,393	113,377	113,360	138,344	138,328
Stockholders’ equity	2,830,909	2,886,701	2,817,201	2,871,185	2,965,439
Nonperforming loans	56,235	54,881	56,017	55,915	56,618
Nonperforming assets	56,235	54,881	56,017	55,915	56,618
Income statement
Interest income	$186,935	$184,127	$169,971	$148,123	$140,619
Interest expense	27,937	15,772	7,370	3,262	3,187
Net interest income	158,998	168,355	162,601	144,861	137,432
Provision for (release of) credit losses	7,250	5,500	3,000	—	(2,000)
Noninterest income	28,242	32,302	28,195	27,898	26,272
Noninterest expenses	98,661	94,872	92,728	90,562	95,500
Net income	61,247	77,043	71,897	61,776	53,097
Per share data
Net income—basic	$1.36	$1.69	$1.57	$1.32	$1.12
Net income—diluted	1.36	1.69	1.57	1.32	1.12
Cash dividends declared	0.55	0.55	0.51	0.51	0.51
Book value per share	64.17	63.25	61.73	62.32	62.59
Tangible book value per share (1)	41.31	41.12	39.56	40.31	41.15
Performance ratios
Return on average assets	1.30%	1.56%	1.43%	1.24%	1.06%
Return on average common equity	8.63%	10.70%	9.90%	8.49%	7.16%
Net interest margin (on a fully tax equivalent basis)	3.79%	3.85%	3.64%	3.27%	3.09%
Dividend payout ratio	40.99%	30.21%	32.78%	39.11%	42.80%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.40%	0.39%	0.41%	0.41%	0.42%
Nonperforming assets as a percent of total assets	0.29%	0.28%	0.28%	0.28%	0.28%
Allowance for credit losses as a percent of total loans	1.14%	1.09%	1.08%	1.06%	1.06%
Allowance for credit losses as a percent of nonperforming loans	282.98%	277.73%	262.98%	258.10%	255.25%
Capital ratios

Equity to assets	14.56%	14.96%	14.30%	14.37%	14.71%
Tangible equity to tangible assets (1)	9.89%	10.26%	9.66%	9.79%	10.18%
Tier 1 leverage capital ratio	10.78%	10.99%	10.51%	10.42%	10.62%
Common equity tier 1 capital ratio	13.83%	14.33%	13.98%	13.90%	14.45%
Tier 1 risk-based capital ratio	13.83%	14.33%	13.98%	13.90%	14.45%
Total risk-based capital ratio	15.66%	16.11%	15.71%	15.62%	16.18%

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

First Quarter 2023 Results

Net income for the three months ended March 31, 2023 was $61.2 million, or $1.36 on a diluted earnings per share basis, as compared to $53.1 million, or $1.12 on a diluted earnings per share basis, for the three months ended March 31, 2022, representing increases of 15.3% and 21.4%, respectively. Results for three months ended March 31, 2022 reflect merger and acquisition-related costs of $7.1 million, pre-tax, associated with the Meridian Bancorp, Inc. ("Meridian") acquisition and its subsidiary, East Boston Savings Bank ("EBSB"), which closed in the fourth quarter of 2021. Excluding these merger and acquisition costs, operating net income was $58.2 million, or $1.23 on a diluted per share basis for three months ended March 31, 2022. There were no such costs for the three months ended March 31, 2023. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

First quarter 2023 results reflected the following key drivers:

•Flat overall loan balances, reflecting decreased demand and a cautious posture over new commitments;
•3.8% decrease in deposits;
•Increases in both on and off balance sheet liquidity;
•Number of households increased by 0.5% ;
•Increased provision due to specific reserve allocation; asset quality metrics strong;
•Wealth Management assets under administration increased to $6.1 billion;
•52.7% efficiency ratio;
•Completion of full $120.0 million stock buyback program; and
•Modest tangible book value per share growth

Interest-Earning Assets

    The results depicted in the following table reflect the trend of the Company's interest-earning assets over the past five quarters. While the Company employs a longer term strategy that typically emphasizes loan growth commensurate with overall economic growth, changes over the five quarter period reflect a decline in interest-earning cash balances, largely attributable to a competitive rate environment, redeployment of excess customer liquidity, and the completion of two stock repurchase programs over the course of 2022 and through the first quarter of 2023. The following table summarizes the Company's interest-earning assets as of the periods indicated:

Interest-Earning Assets
$ (billions)
20
18
16
14
12
10
8
6
4
2
0
$18.1
$1.7
$2.7
$10.8
$2.9
$17.9
$1.4
$2.9
$10.7
$2.9
$17.6
$0.8
$3.0
$10.7
$3.1
$17.2
0.2
3.1
10.8
3.1
$17.4
0.3
3.2
10.8
3.1
Q1 2022
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Securities
Commercial loans
Consumer loans
Other interest-earning assets

    Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and credit losses.

Funding and Net Interest Margin

    The Company's overall sources of funding reflect strong business and retail deposit growth with a management strategy of relying upon core deposit growth to substantially fund loans. Total borrowings increased by $879.0 million during the first quarter of 2023, in response to deposit balance reductions and share repurchase activity, along with preemptive measures to bolster on-balance sheet liquidity in response to the high deposit risk environment experienced across the banking industry during the month of March 2023. The following chart shows sources of funding and percentage of core deposits to total deposits for the trailing five quarters:

Sources of Funding
$16.9
$16.9
$16.4
$16.1
$16.3
$16.8
$16.7
$16.3
$16.0
$15.3
85.8%
86.8%
87.8%
87.9%
85.6%
$ (Billions)
$16
$14
$12
$10
$8
$6
$4
$2
$0
200%
150%
100%
50%
0%
Q1 2022
Q2 2022
Q3 2022
Q4 2022
Q1 2023
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
$20.0
$10.0
$—
$ in millions
$26.3
$27.9
$28.2
$32.3
$28.2
$7.1
$1.4
$8.7
$3.6
$5.5
$7.8
$1.0
$9.3
$4.0
$5.8
$8.6
$0.6
$8.4
$4.3
$6.3
$11.3
$0.5
$10.4
$4.3
$5.8
$8.0
$0.3
$9.8
$4.2
$5.9
Q1 2022
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Other noninterest income
Mortgage banking
Investment management
Interchange and ATM fees
Deposit account fees

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

Capital

    The Company's approach with respect to revenue and expense is designed to promote long-term earnings growth, which in turn contributes to capital growth. Capital is primarily impacted by earnings retention, dividends and opportunistic share repurchases. The following chart shows the Company's book value and tangible book value per share over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

    The Company declared a quarterly cash dividend of $0.55 per share for the first quarter of 2023, representing an increase of 7.8% from the 2022 first quarter dividend rate of $0.51. Additionally, during the first quarter of 2023 the Company repurchased 1.6 million shares of its common stock for $120.0 million at an average price of $74.18, marking the full completion of its stock repurchase program announced in October 2022.

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
    The following tables summarize adjustments for noncore items for the periods indicated below and shows the reconciliation of non-GAAP measures:

	Three Months Ended March 31
	Net Income		Diluted Earnings Per Share
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$61,247	$53,097	$1.36	$1.12
Non-GAAP adjustments
Noninterest expense components
Add: merger and acquisition expenses	—	7,100	—	0.15
Noncore increases to income before taxes	—	7,100	—	0.15
Net tax benefit associated with noncore items (1)	—	(1,995)	—	(0.04)
Noncore increases to net income	—	5,105	—	0.11
Operating net income (Non-GAAP)	$61,247	$58,202	$1.36	$1.23
(1)The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company's combined marginal tax rate to only those items included in net taxable income.

	Three Months Ended
	March 31 2023	December 31 2022	September 30 2022	June 30 2022	March 31 2022
	(Dollars in thousands)
Net interest income (GAAP)	$158,998	$168,355	$162,601	$144,861	$137,432	(a)

Noninterest income (GAAP)	$28,242	$32,302	$28,195	$27,898	$26,272	(b)

Noninterest expense (GAAP)	$98,661	$94,872	$92,728	$90,562	$95,500	(c)
Less:
Merger and acquisition expense	—	—	—	—	7,100
Noninterest expense on an operating basis (Non-GAAP)	$98,661	$94,872	$92,728	$90,562	$88,400	(d)

Total revenue (GAAP)	$187,240	$200,657	$190,796	$172,759	$163,704	(a+b)

Ratios
Noninterest income as a % of revenue (GAAP based)	15.08%	16.10%	14.78%	16.15%	16.05%	(b/(a+b))
Efficiency ratio (GAAP based)	52.69%	47.28%	48.60%	52.42%	58.34%	(c/(a+b))
Efficiency ratio on an operating basis (Non-GAAP)	52.69%	47.28%	48.60%	52.42%	54.00%	(d/(a+b))

    The following table summarizes the calculation of tangible common equity to tangible assets ratio and tangible book value per share and shows the reconciliation of non-GAAP measures:

	March 31 2023	December 31 2022	September 30 2022	June 30 2022	March 31 2022
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$2,830,909	$2,886,701	$2,817,201	$2,871,185	$2,965,439	(a)
Less: Goodwill and other intangibles	1,008,325	1,010,140	1,012,006	1,013,917	1,015,831
Tangible common equity (Non-GAAP)	1,822,584	1,876,561	1,805,195	1,857,268	1,949,608	(b)
Tangible assets
Assets (GAAP)	19,442,402	19,294,174	19,703,269	19,982,450	20,159,178	(c)
Less: Goodwill and other intangibles	1,008,325	1,010,140	1,012,006	1,013,917	1,015,831
Tangible assets (Non-GAAP)	$18,434,077	$18,284,034	$18,691,263	$18,968,533	$19,143,347	(d)
Common shares	44,114,827	45,641,238	45,634,626	46,069,761	47,377,125	(e)

Common equity to assets ratio (GAAP)	14.56%	14.96%	14.30%	14.37%	14.71%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	9.89%	10.26%	9.66%	9.79%	10.18%	(b/d)
Book value per share (GAAP)	$64.17	$63.25	$61.73	$62.32	$62.59	(a/e)
Tangible book value per share (Non-GAAP)	$41.31	$41.12	$39.56	$40.31	$41.15	(b/e)

Critical Accounting Estimates

Critical accounting policies are defined as those that are reflective of significant management judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Certain estimates associated with these policies inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. These critical accounting estimates are defined as estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on financial condition or results of operations.
There have been no material changes in critical accounting estimates during the first three months of 2023. Refer to "Critical Accounting Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2022 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale, and securities which management intends to hold until maturity. Securities decreased by $19.3 million, or 0.6%, at March 31, 2023 as compared to December 31, 2022, driven primarily by paydowns, calls, and maturities, partially offset by unrealized gains of $22.2 million in the available for sale portfolio. As a result, the Company's ratio of securities to total assets decreased to 16.0% at March 31, 2023 compared to 16.2% at December 31, 2022. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss ("CECL") methodology. Further details regarding the Company's measurement of expected credit losses on securities can be found in Note 3 “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

    Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. The Company originates residential loans with the intention of either selling them in the secondary market or holding them in the Company's residential real estate portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are found to be not accurate in all material respects. The Company incurred no material losses related to residential mortgage repurchases during the three months ended March 31, 2023 and 2022, respectively.

    The following table shows the total residential real estate loans closed and the breakdown of amounts held in portfolio or sold (or held for sale) in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended March 31
	2023	2022
	(Dollars in thousands)
Held in portfolio	$91,526	$180,525
Sold or held for sale in the secondary market	9,934	37,245
Total closed loans	$101,460	$217,770

The Company experienced a lower volume of residential real estate loans sales for the three months ended March 31, 2023 compared to the same prior year periods, driven primarily by reduced customer demand in the rising interest rate environment.

    The table below reflects additional information related to the loans sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended March 31
	2023	2022
	(Dollars in thousands)
Sold with servicing rights released	$11,589	$53,864
Sold with servicing rights retained (1)	—	420
Total loans sold	$11,589	$54,284
(1)All loans sold with servicing rights retained during the three months ended March 31, 2022 were sold without recourse.
    When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneously with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $320.9 million, $327.5 million and $361.7 million at March 31, 2023, December 31, 2022, and March 31, 2022, respectively.

    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended March 31
	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$2,947	$2,627
Additions	—	4
Amortization	(136)	(194)
Change in valuation allowance	(1)	368
Balance at end of period	$2,810	$2,805
See Note 7, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio Total loans at March 31, 2023 increased by $19.3 million, or 0.1%, (0.6% on an annualized basis) when compared to December 31, 2022. The commercial portfolio decreased by $26.7 million, or 0.2% during the quarter, reflecting decreased demand and an overall cautious posture over new commitments. Small business loans rose modestly in the first quarter. As in prior quarters, the vast majority of residential real estate originations were retained on the balance sheet, resulting in growth of $60.1 million, or 3.0% for the quarter while home equity balances remained relatively flat.

The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types, including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of March 31, 2023:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $8.9 billion (1)

All Other: 7.4%
Healthcare: 2.8%
Hotels/Motels: 7.8%
Residential - Related: 37.7%
Industrial Warehouse: 11.6%
Strip Malls / Retail: 14.0%
Office Buildings: 18.7%

(1)Included in the total commercial real estate balance are $1.0 billion, or 11.8%, of owner occupied commercial real estate loans.

(Dollars in thousands)
Average loan size	$1,604
Largest individual commercial real estate mortgage outstanding	$62,791
Commercial real estate nonperforming loans/commercial real estate loans	0.20%

    Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of March 31, 2023:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $1.7 billion

All Other (10 Sectors): 17.2%
Retail Trade: 23.2%
Professional, Scientific, and Technical Services 4.9%
Finance and Insurance: 5.5%
Manufacturing: 7.4%
Real Estate/Rental and Leasing 15.5%
Administrative Support/ Waste Mgmt/Remediation Services : 7.9%
Construction: 9.9%
Wholesale Trade : 8.5%

(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$419
Largest individual commercial and industrial loan outstanding	$37,650
Commercial and industrial nonperforming loans/commercial and industrial loans	1.60%

    The Company's consumer portfolio primarily consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines of credit that may be made as a fixed-rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for other personal needs. Other consumer loans primarily consist of installment loans and overdraft protections. The residential real estate, home equity and other consumer portfolios totaled $3.2 billion at March 31, 2023, as noted below:

Consumer Portfolio Composition
Total Portfolio of $3.2 Billion
Other consumer: 0.6%
Home equity - subordinate positions: 16.7%
Home equity - first position: 17.4%
Residential real estate: 65.3%

(Dollars in thousands)
Average loan size	$100
Largest individual consumer loan outstanding	$5,132
Consumer nonperforming loans/consumer loans	0.36%

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

Loan Modifications In the course of resolving problem loans, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid or cure a default. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include adjustments to term extensions, interest rates, other than insignificant payment delays and/or a combination thereof. These actions are intended to minimize economic loss and avoid foreclosure or repossession of collateral. If such efforts by the Bank do not result in satisfactory performance, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan. All loan restructurings are reviewed by the Company to identify if a borrower is deemed to be experiencing financial difficulty at time of the restructuring.

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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	March 31 2023	December 31 2022	March 31 2022
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$26,343	$26,693	$3,517
Commercial real estate	18,038	15,730	40,470
Small business	242	104	20
Residential real estate	8,178	8,479	8,457
Home equity	3,282	3,400	3,761
Other consumer	129	475	393
Total (1)	$56,212	$54,881	$56,618
Loans past due 90 days or more but still accruing
Home equity	23	—	—
Total	$23	$—	$—
Total nonperforming loans	$56,235	$54,881	$56,618
Total nonperforming assets (1)	$56,235	$54,881	$56,618
Nonperforming loans as a percent of gross loans	0.40%	0.39%	0.42%
Nonperforming assets as a percent of total assets	0.29%	0.28%	0.28%

(1)Inclusive of troubled debt restructurings ("TDRs") on nonaccrual status of $11.5 million at December 31, 2022, and $2.0 million at March 31, 2022, in accordance with previously applicable accounting guidance.

    The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	2023
	Three Months Ended
	March 31 2023	March 31 2022
	(Dollars in thousands)
Nonperforming assets beginning balance	$54,881	$27,820
New to nonperforming	5,416	33,754
Loans charged-off	(815)	(706)
Loans paid-off	(1,915)	(1,485)
Loans restored to performing status	(1,352)	(2,702)
Other	20	(63)
Nonperforming assets ending balance	$56,235	$56,618

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
The balance of allowance for credit losses increased to $159.1 million as of March 31, 2023 compared to $152.4 million at December 31, 2022, due primarily to an additional reserve allocation associated with further credit deterioration of a large commercial and industrial credit that migrated to nonperforming status during 2022, resulting in a full specific reserve allocation on the loan.
Management's forecast anticipates that the federal funds rates will continue to rise in the near term and that the recent U.S. bank failures are not symptomatic of a serious broader problem in the financial system. The forecast used by management also anticipates that a full-employment economy is expected to continue, that lawmakers will suspend or increase limits on the U.S. debt ceiling prior to the default date, and that prices for office properties and houses are expected to decline over the course of 2023. Additionally, the allowance for credit losses is qualitatively adjusted on a quarterly basis in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.

    The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 6 - Summary Net Charge-Offs to Average Loans Outstanding

	Net Charge-Offs/(Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended March 31, 2023
Commercial and industrial	$276	$1,618,330	0.07%
Commercial real estate	—	7,773,007	—%
Commercial construction	—	1,134,469	—%
Small business	(3)	222,543	(0.01)%
Residential real estate	—	2,056,524	—%
Home equity	(16)	1,089,056	(0.01)%
Other consumer	281	32,767	3.48%
Total	$538	$13,926,696	0.02%

	Net Charge-Offs/ (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended March 31, 2022
Commercial and industrial	$(13)	$1,535,619	—%
Commercial real estate	(3)	7,911,349	—%
Commercial construction	—	1,190,659	—%
Small business	22	194,819	0.05%
Residential real estate	—	1,649,157	—%
Home equity	(2)	1,032,308	—%
Other consumer	400	29,814	5.44%
Total	$404	$13,543,725	0.01%

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 7 - Summary of Allocation of Allowance for Credit Losses

	March 31 2023		December 31 2022
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$36,932	11.8%	$27,559	11.7%
Commercial real estate	76,198	56.2%	77,799	55.7%
Commercial construction	9,248	7.5%	10,762	8.3%
Small business	3,338	1.6%	2,834	1.6%
Residential real estate	20,454	15.0%	20,973	14.6%
Home equity	12,428	7.8%	11,504	7.8%
Other consumer	533	0.1%	988	0.3%
Total allowance for credit losses	$159,131	100.0%	$152,419	100.0%
(1)Total loans in this category are inclusive of $6.6 million and $9.1 million in loans at March 31, 2023 and December 31, 2022, respectively, which were originated as part of the Paycheck Protection Program ("PPP") established by the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). These loans have been excluded from the credit loss calculations as these loans are 100% guaranteed by the U.S. Government.
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
Federal Home Loan Bank Stock The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. The Company's investments in FHLB of Boston stock increased to $40.3 million at March 31, 2023 compared to $5.2 million at December 31, 2022, driven by an increase in FHLB borrowings during the quarter of $879.0 million.
    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $1.0 billion at both March 31, 2023 and December 31, 2022.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. In light of the turmoil experienced in the U.S. banking industry during the first quarter of 2023, and the related industry wide impact on bank stock valuations, the Company performed an interim goodwill impairment testing during the quarter and determined that the Company's goodwill was not impaired as of March 31, 2023. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no other events or changes during the first quarter of 2023 that indicated impairment of goodwill and other intangible assets.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $295.3 million at March 31, 2023 compared to $293.3 million at December 31, 2022, representing an increase of $1.9 million, or 0.7%, primarily due to income earned on the policies.
The Company recorded tax exempt income from life insurance policies of $1.9 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.
Deposits As of March 31, 2023, total deposits were $15.3 billion, representing a $606.8 million, or 3.8%, decrease from December 31, 2022, primarily reflective of industry wide dislocations in the first quarter along with seasonality, a competitive rate environment, and redeployment of customer excess liquidity due to inflationary and other factors. The total cost of deposits increased 54 basis points to 0.59% for the three months ended March 31, 2023 as compared to 0.05% for the same prior year period. The increase in the cost of deposits was driven by the higher rate environment driven by the Federal Reserve's rate hikes over the past year.
The Company's deposits are comprised primarily of core deposits (demand, savings, and money market), as well as time deposits. Core deposits represented 85.6% and 87.9% of total deposits as of March 31, 2023 and December 31, 2022, respectively, with the first quarter 2023 decrease driven primarily by core deposit outflows in conjunction with growth in higher yielding time deposits. In addition, the Company may also utilize brokered deposit sources, as needed, with balances of $95.4 million and $102.6 million outstanding at March 31, 2023 and December 31, 2022, respectively.
The Company's deposits accounts are insured to the maximum extent permitted by law the Deposit Insurance Fund which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The Company participates in the IntraFi Network, allowing it to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel, which is not included in the Company's core deposits, allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market, and amounted to $698.3 million and $653.6 million at March 31, 2023 and December 31, 2022, respectively. The estimated balance of uninsured deposits at the Bank are $4.7 billion and $5.3 billion as of March 31, 2023 and December 31, 2022, respectively. Included in these amounts are $659.0 million and $605.0 million of collateralized deposits, which offer additional protection.
Borrowings  The Company's borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings were $992.4 million at March 31, 2023, representing an increase of $879.0 million as compared to December 31, 2022, driven primarily by deposit balance reductions and share repurchase activity during the quarter, as well as preemptive measures to bolster on-balance sheet liquidity. The additional borrowings were comprised primarily of short term borrowings from the FHLB. In conjunction with these borrowings, the Company entered into $300.0 million of hedges resulting in a weighted average cost of 3.7% over an average term of 3.5 years.
Additionally, the Bank had $7.3 billion and $4.4 billion of assets pledged as collateral against borrowings at March 31, 2023 and December 31, 2022, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston and pledged amounts were proactively increased by management during the first quarter of 2023 as part of the Company's strategy to bolster off-balance sheet liquidity in response to recent industry events.

Capital Resources On March 16, 2023 the Company’s Board of Directors declared a cash dividend of $0.55 per share to shareholders of record as of the close of business on March 27, 2023. This dividend was paid on April 6, 2023.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At March 31, 2023 and December 31, 2022, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:
Table 8 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	March 31, 2023
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,237,464	15.66%	$1,142,667	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	1,975,606	13.83%	642,750	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	1,975,606	13.83%	857,000	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	1,975,606	10.78%	733,161	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,169,306	15.19%	$1,142,720	≥	8.0%	$1,428,400	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,018,357	14.13%	642,780	≥	4.5%	928,460	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,018,357	14.13%	857,040	≥	6.0%	1,142,720	≥	8.0%
Tier 1 capital (to average assets)	2,018,357	11.01%	733,201	≥	4.0%	916,501	≥	5.0%
	December 31, 2022
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,311,824	16.11%	$1,148,328	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,057,099	14.33%	645,935	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,057,099	14.33%	861,246	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,057,099	10.99%	748,775	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,162,752	15.07%	$1,148,329	≥	8.0%	$1,435,411	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,018,912	14.07%	645,935	≥	4.5%	933,017	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,018,912	14.07%	861,247	≥	6.0%	1,148,329	≥	8.0%
Tier 1 capital (to average assets)	2,018,912	10.78%	748,828	≥	4.0%	936,036	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At March 31, 2023, the Company's capital levels exceeded the buffer.
Dividend Restrictions The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company totaled $66.4 million and $25.0 million for the three months ended March 31, 2023 and 2022, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At each of March 31, 2023 and December 31, 2022 there were $61.0 million in trust preferred securities included in the Tier 2 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management The following table presents total assets under administration and number of accounts held by the Rockland Trust Investment Management Group at the following dates:
Table 9 - Assets Under Administration

	March 31 2023	December 31 2022	March 31 2022
	(Dollars in thousands)
Assets under administration	$6,145,134	$5,792,857	$5,724,542
Number of trust, fiduciary and agency accounts	6,527	6,459	6,667
The Company's Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.

Accounts maintained by the Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. The Investment Management Group generated gross fee revenues of $8.2 million and $7.9 million for the three months ended March 31, 2023 and 2022, respectively. Total assets under administration at March 31, 2023 were $6.1 billion, including $627.9 million of investment solutions designed by Rockland Trust that are administered and executed through its agreement with LPL Financial ("LPL"), compared to $5.8 billion and $603.7 million, respectively, at December 31, 2022. The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC ("Bright Rock"), which provides institutional quality investment management services to both institutional and high net worth clients. Included in these same amounts as of March 31, 2023 and December 31, 2022 are assets under administration of $411.6 million and $390.1 million, respectively, related to Bright Rock.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.
The Bank has an agreement with LPL and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients. Retail investments and insurance revenue was $1.6 million and $769,000 for the three months ended March 31, 2023 and 2022, respectively.

RESULTS OF OPERATIONS
    The following table provides a summary of results of operations for the three months ended March 31, 2023 and 2022:
Table 10 - Summary of Results of Operations

	Three Months Ended March 31
	2023	2022
	(Dollars in thousands, except per share data)
Net income	$61,247	$53,097
Diluted earnings per share	$1.36	$1.12
Return on average assets	1.30%	1.06%
Return on average equity	8.63%	7.16%
Net interest margin	3.79%	3.09%

Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the first quarter of 2023 was $160.1 million, representing an increase of $21.7 million, or 15.7%, when compared to the first quarter of 2022. The year-over-year increase in net interest income was primarily attributable to the positive impact of asset repricing in the rising rate environment, partially offset by higher funding costs from elevated deposit pricing in comparison to the same prior year quarter, as well as increased borrowings assumed by the Company during the quarter ended March 31, 2023.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three months ended March 31, 2023 and 2022. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income tax rate that would have been paid if the income had been fully taxable.
Table 11 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended March 31
	2023			2022
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$73,608	$665	3.66%	$1,906,164	$886	0.19%
Securities
Securities - trading	4,095	—	—%	3,732	—	—%
Securities - taxable investments	3,117,024	15,309	1.99%	2,726,281	10,043	1.49%
Securities - nontaxable investments (1)	193	2	4.20%	201	1	2.02%
Total securities	$3,121,312	$15,311	1.99%	$2,730,214	$10,044	1.49%
Loans held for sale	2,474	34	5.57%	9,475	64	2.74%
Loans (2)
Commercial and industrial (1)	1,618,330	26,572	6.66%	1,535,619	17,031	4.50%
Commercial real estate (1)	7,773,007	89,581	4.67%	7,911,349	76,030	3.90%
Commercial construction	1,134,469	16,467	5.89%	1,190,659	12,268	4.18%
Small business	222,543	3,219	5.87%	194,819	2,416	5.03%
Total commercial	10,748,349	135,839	5.13%	10,832,446	107,745	4.03%
Residential real estate	2,056,524	19,358	3.82%	1,649,157	13,697	3.37%
Home equity	1,089,056	16,244	6.05%	1,032,308	8,662	3.40%
Total consumer real estate	3,145,580	35,602	4.59%	2,681,465	22,359	3.38%
Other consumer	32,767	577	7.14%	29,814	489	6.65%
Total loans	$13,926,696	$172,018	5.01%	$13,543,725	$130,593	3.91%
Total interest-earning assets	$17,124,090	$188,028	4.45%	$18,189,578	$141,587	3.16%
Cash and due from banks	181,402			171,533
Federal Home Loan Bank stock	14,714			11,407
Other assets	1,844,556			1,851,196
Total assets	$19,164,762			$20,223,714
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$5,745,357	$7,473	0.53%	$6,255,843	$598	0.04%
Money market	3,243,322	10,393	1.30%	3,608,793	559	0.06%
Time deposits	1,293,987	4,809	1.51%	1,466,651	950	0.26%
Total interest-bearing deposits	$10,282,666	$22,675	0.89%	$11,331,287	$2,107	0.08%
Borrowings
Federal Home Loan Bank borrowings	$298,413	$3,644	4.95%	$25,696	$133	2.10%
Long-term borrowings	—	—	—%	9,063	31	1.39%
Junior subordinated debentures	62,856	1,001	6.46%	62,853	299	1.93%
Subordinated debentures	49,897	617	5.01%	49,800	617	5.02%

Total borrowings	$411,166	$5,262	5.19%	$147,412	$1,080	2.97%
Total interest-bearing liabilities	$10,693,832	$27,937	1.06%	$11,478,699	$3,187	0.11%
Noninterest bearing demand deposits	5,219,531			5,443,465
Other liabilities	374,195			293,597
Total liabilities	$16,287,558			$17,215,761
Stockholders' equity	2,877,204			3,007,953
Total liabilities and stockholders' equity	$19,164,762			$20,223,714
Net interest income (1)		$160,091			$138,400
Interest rate spread (3)			3.39%			3.05%
Net interest margin (4)			3.79%			3.09%
Supplemental information
Total deposits, including demand deposits	$15,502,197	$22,675		$16,774,752	$2,107
Cost of total deposits			0.59%			0.05%
Total funding liabilities, including demand deposits	$15,913,363	$27,937		$16,922,164	$3,187
Cost of total funding liabilities			0.71%			0.08%

(1)The total amount of adjustment to interest income and yield on a FTE basis was $1.1 million and $968,000 for the three months ended March 31, 2023 and 2022, respectively.
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
Table 12 - Volume Rate Analysis

	Three Months Ended March 31
	2023 Compared To 2022
	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$631	$(852)	$(221)
Securities
Securities - taxable investments	3,827	1,439	5,266
Securities - nontaxable investments (1)	1	—	1
Total securities			5,267
Loans held for sale	17	(47)	(30)
Loans
Commercial and industrial (1)	8,624	917	9,541
Commercial real estate (1)	14,881	(1,330)	13,551
Commercial construction	4,778	(579)	4,199
Small business	459	344	803
Total commercial			28,094
Residential real estate	2,278	3,383	5,661
Home equity	7,106	476	7,582
Total consumer real estate			13,243
Other consumer	40	48	88
Total loans (1)(2)			41,425
Total income of interest-earning assets			$46,441
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$6,924	$(49)	$6,875
Money market	9,891	(57)	9,834
Time certificates of deposits	3,971	(112)	3,859
Total interest bearing deposits			20,568
Borrowings
Federal Home Loan Bank borrowings	2,099	1,412	3,511
Line of Credit	—	—	—
Long-term borrowings	—	(31)	(31)
Junior subordinated debentures	702	—	702
Subordinated debentures	(1)	1	—
Total borrowings			4,182
Total expense of interest-bearing liabilities			24,750
Change in net interest income			$21,691

(1)Reflects income determined on a FTE basis. See footnote (1) to Table 11 in this Report for the related adjustments.
(2)Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an appropriate level of allowance for credit losses. The Company recorded a $7.3 million and a $2.0 million provision for credit losses for the three months ended March 31, 2023 and March 31, 2022, respectively. The provision for credit losses for the three months ended March 31, 2023 primarily reflects an additional reserve allocation associated with further credit deterioration of a large commercial and industrial credit that migrated to nonperforming status during 2022, resulting in a full specific reserve allocation on the loan. The Company’s allowance for credit losses as a percentage of total loans, was 1.14%, 1.09%, and 1.06% at March 31, 2023, December 31, 2022, and March 31, 2022, respectively. The Company recorded net charge-offs of $538,000 for the three months ended March 31, 2023, as compared to net charge-offs of $404,000 for the three months ended March 31, 2022. Refer to Note 4 "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses for the period.
Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 13 - Noninterest Income

	Three Months Ended
	March 31		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Deposit account fees	$5,916	$5,493	$423	7.70%
Interchange and ATM fees	4,184	3,609	575	15.93%
Investment management	9,779	8,673	1,106	12.75%
Mortgage banking income	308	1,362	(1,054)	(77.39)%
Gain on life insurance benefits	11	—	11	100.00%
Increase in cash surrender value of life insurance policies	1,854	1,795	59	3.29%
Loan level derivative income	408	604	(196)	(32.45)%
Other noninterest income	5,782	4,736	1,046	22.09%
Total	$28,242	$26,272	$1,970	7.50%

The primary reasons for the variances in the noninterest income categories shown in the preceding table include:
•Deposit account fees increased driven primarily by increased overdraft fees.
•Interchange and ATM fees increased due to higher debit card service charges.
•Investment management income increased driven primarily by higher levels of assets under administration, which increased by $420.6 million, or 7.3%, to $6.1 billion at March 31, 2023 as compared to $5.7 billion at March 31, 2022, as well as higher retail and insurance commission income during the first quarter of 2023.
•Mortgage banking income decreased for the three months ended March 31, 2023 in comparison to the prior year period, primarily reflecting overall reduced volumes from rising interest rates.
•Loan level derivative income decreased primarily due to lower customer demand.
•Other noninterest income increased for the three months ended March 31, 2023, primarily attributable to increases in rental income from equipment leases, unrealized gains on equity securities and credit card fee income.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 14 - Noninterest Expense

	Three Months Ended
	March 31		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$56,975	$48,711	$8,264	16.97%
Occupancy and equipment expenses	12,822	13,302	(480)	(3.61)%
Data processing & facilities management	2,527	2,372	155	6.53%
Consulting expense	2,077	1,750	327	18.69%
Software maintenance	2,949	2,564	385	15.02%
Amortization of intangible assets	1,815	2,001	(186)	(9.30)%
Debit card expense	2,171	1,765	406	23.00%
FDIC assessment	2,610	1,805	805	44.60%
Merger and acquisition expenses	—	7,100	(7,100)	(100.00)%
Other noninterest expenses	14,715	14,130	585	4.14%
Total	$98,661	$95,500	$3,161	3.31%

The primary reasons for the variances in the noninterest expense categories shown in the preceding table include:
•The increase in salaries and employee benefits was primarily attributable to CEO transition related expenses, general salary increases and payroll taxes.
•Occupancy and equipment expenses decreased, driven primarily by reduced snow removal costs costs and equipment maintenance and repairs, partially offset by increased utilities expenses.
•Consulting expense increased for the three months ended March 31, 2023, due primarily to the Company's overall growth and implementation of strategic initiatives.
•Software maintenance increased primarily due to the Company's continued investment in its technology infrastructure.
•Debit card expense increased due to higher processing fees driven by volume.
•FDIC assessment increased primarily due to increased assessment rates.
•The Company incurred merger and acquisition costs related to the Meridian acquisition of $7.1 million during the first quarter of 2022, primarily related to lease terminations associated with exited branch locations, along with additional integration costs and professional fees. No such costs were incurred during the first quarter of 2023.
•Other noninterest expense increased for the three months ended March 31, 2023, primarily due to increases in legal fees and timing of expenses such as trainings, subscriptions and recruitment, which are tied to various strategic initiatives, offset partially by decreases in unrealized losses on equity securities.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 15 - Tax Provision and Applicable Tax Rates

	Three Months Ended
	March 31
	2023	2022
	(Dollars in thousands)
Combined federal and state income tax provision	$20,082	$17,107
Effective income tax rate	24.69%	24.37%
Blended statutory tax rate	27.85%	27.11%

The Company’s effective tax rate in 2023 thus far is higher as compared to the year ago period primarily due to higher pre-tax income. The effective tax rates in the table above are lower than the blended statutory tax rates due to the impact of discrete items, including tax benefits related to low income housing tax credits and equity compensation, as well as certain tax preference assets such as life insurance policies, tax exempt bonds, and federal tax credits.

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2039, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $197.7 million, of which $152.9 million had been funded as of March 31, 2023. It is expected that the limited partnership investments will generate a net tax benefit of approximately $3.6 million for the fiscal year 2023 and a total of $22.1 million over the remaining life of the investments from the combination of the tax credits and operating losses.
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

The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available FHLB funding, less short-term liabilities relative to total assets, was within policy limits at March 31, 2023. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit include FHLB collateral requirements, securities portfolio changes, and the mix of deposits.

The Company prioritizes core deposits as a primary funding source. The Company experienced a decline in its deposit balances during the first quarter of 2023, attributable to various factors, including seasonality, customer balance diversification due to FDIC insurance limits, and a competitive rate environment. As a result of the deposit outflows, the Company’s Borrowings increased during the quarter. The Company continues to maintain a variety of available liquidity sources, including FHLB advances, Federal Reserve borrowing capacity, and repurchase agreement lines. These funding sources serve as a contingent source of liquidity and, when profitable lending and investment opportunities exist, the Company may access them to provide the liquidity needed to grow the balance sheet. The amount and type of assets that the Company has available to pledge affects the Company's FHLB and Federal Reserve borrowing capacity. For example, a prime one-to-four family residential loan may provide 75 cents of borrowing capacity for every $1.00 pledged, whereas a pledged commercial loan may increase borrowing capacity in a lower amount. The Company’s lending decisions, therefore, can also affect its liquidity position.

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

The following table depicts current and unused liquidity capacity from various sources as of the dates indicated:

Table 16 - Liquidity Sources

	March 31, 2023		December 31, 2022
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$879,628	$914,019	$637	$1,808,729
Federal Reserve Bank of Boston (2)	—	3,037,834	—	1,210,451
Unpledged Securities	—	2,137,098	—	2,144,235
Line of Credit	—	85,000	—	85,000
Junior subordinated debentures (3)	62,856	—	62,855	—
Subordinated debt (3)	49,909	—	49,885	—
Reciprocal deposits (3)	698,304	—	653,638	—
Brokered deposits (3)	95,434	—	102,643	—
	$1,786,131	$6,173,951	$869,658	$5,248,415

(1)Loans with a carrying value of $2.7 billion at both March 31, 2023 and December 31, 2022, were pledged to the FHLB of Boston resulting in this additional unused borrowing capacity.
(2)Loans with a carrying value of $4.6 billion and $1.7 billion at March 31, 2023 and December 31, 2022, respectively, were pledged to the Federal Reserve Bank of Boston resulting in this additional unused borrowing capacity.
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

In response to the recent turmoil within the banking industry, the Company has continued to operate under its Liquidity Contingency Plan, resulting in various immediate action items. From a liquidity management perspective, the company proactively borrowed under its existing FHLB capacity to increase current cash on hand to improve direct on balance sheet liquidity, while also pledging additional assets to increase overall borrowing capacity. In addition, the Company has created customer communications, increased internal discussion frequency, and continues to review both on and off balance sheet liquidity sources to understand vulnerabilities through application of various stress testing scenarios and other analyses.

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

The Company quantifies its interest rate exposures using net interest income simulation models, as well as simpler gap analysis, and an Economic Value of Equity analysis. Key assumptions in these analyses relate to behavior of interest rates and behavior of the Company’s deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities) and the life and sensitivity of non-maturity deposits (e.g., demand deposit, negotiable order of withdrawal, savings, and money market accounts). In the case of prepayment of mortgage assets, assumptions are derived from published median prepayment estimates for comparable mortgage loans. The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, interest rate sensitivity of loans cannot be determined with precision and actual behavior may differ from assumptions to a significant degree. Non-maturity deposits, assumptions over customer behavior, shifts in deposits categories, and magnitude of impact to the cost of deposits all may differ from what is currently anticipated by the models or analyses.

Based upon the net interest income simulation models, the Company anticipates that assets will generally re-price faster than liabilities over the long term, though short term volatility may exist depending on the current state of the overall rate cycle, as well as the pace and magnitude of interest rate changes. As a result, net interest income will be positively impacted as market rates increase and negatively impacted if market rates decrease. The Company runs several scenarios to quantify and effectively assist in managing interest rate risk, including instantaneous parallel shifts in market rates as well as gradual (12-24 months) shifts in market rates, and may also include other alternative scenarios as management deems necessary given the interest rate environment. The results of those scenarios are summarized in the following table:
The relative results of all scenarios and the impact to net interest income as they compare to the year 1 base scenario are outlined in the table below:
Table 17 - Interest Rate Sensitivity

	March 31
	2023	2022
	Year 1	Year 1
Parallel rate shocks (basis points)
-300	(11.2)%	n/a
-200	(5.0)%	n/a
-100	(1.5)%	(4.8)%
+100	(0.1)%	5.1%
+200	(1.6)%	10.0%
+300	(2.4)%	15.5%
+400	(3.4)%	20.9%

Gradual rate shifts (basis points)
-200 over 12 months	(1.5)%	n/a
-100 over 12 months	(0.7)%	(2.1)%
+200 over 12 months	0.7%	5.0%
+400 over 24 months	0.7%	5.0%

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

The most significant market factors affecting the Company’s net interest income during the year ended March 31, 2023 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate, LIBOR rates, the secured overnight financing rates ("SOFR"), and interest rates offered on long-term fixed rate loans.

The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by using interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement in which one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period from the other party. Interest rate caps and floors are agreements where one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period to a second party if certain market interest rate thresholds are realized. While interest is paid or received in swap, cap, and floors agreements, the notional principal amount is not exchanged. The Company may also manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts under which the Company agrees to deliver whole mortgage loans to various investors. See Note 7, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for additional information regarding the Company’s derivative financial instruments.

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

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Information
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2023.
See Note 7, "Derivative and Hedging Activities" and Note 11, "Commitments and Contingencies" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended March 31, 2023.

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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At March 31, 2023, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

    The section titled Risk Factors in Part I, Item 1A of the 2022 Form 10-K includes a discussion of the material risks and uncertainties the Company faces, any one or more of which could have a material adverse effect on the Company's business, results of operations, or financial condition (including capital and liquidity). The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in the 2022 Form 10-K.
Except as presented below, there have been no material changes to the risk factors described in the 2022 Form 10-K.
Risks Related to Recent Events Impacting the Financial Services Industry

Recent events impacting the financial services industry, including several high profile bank failures, have resulted in decreased confidence in banks among depositors, investors and other counterparties, as well as significant disruption, volatility and depressed valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in increased unrealized losses on certain investment securities, increased competition for bank deposits and may increase the risk of a potential recession. These recent events have, and could continue to adversely impact the market price and volatility of the Company’s common stock. These recent events may also result in potentially adverse changes to laws or regulations applicable to the Company, which could have a material impact on the Company’s business and result in increased costs necessary to comply with any such changes. Additionally, the cost of resolving recent bank failures may prompt the FDIC to increase its premiums above the current levels or result in additional special assessments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2023:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (3)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan or Program (3)
Period
January 1 to January 31, 2023	604,395	$78.31	604,395	$72,669,467
February 1 to February 28, 2023	77,925	$80.01	67,701	$67,260,944
March 1 to March 31, 2023	949,152	$71.11	944,937	$—
Total	1,631,472	$74.20	1,617,033
(1)Of these shares, 10,224 shares and 4,215 shares were surrendered in February 2023 and March 2023, respectively, in connection with the exercise and/or vesting of equity compensation grants to satisfy related tax withholding obligations.
(2)During the three months ended March 31, 2023, the average price per share of repurchased shares was $74.18 and the average price per share of surrendered shares related to tax withholding obligations was $76.87.
(3)On October 20, 2022, the Company announced the commencement of a new stock repurchase plan which authorized repurchases by the Company of up to $120 million in common stock. The 1.6 million shares repurchased under the program during the three months ended March 31, 2023 represented full completion of the program.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - Not Applicable.

Item 5. Other Information - None.

Item 6. Exhibits

Exhibit Index

No.	Exhibit

10.1
Employment Agreement, dated as of January 6, 2023, by and among Jeffrey J. Tengel, Independent and Rockland Trust, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on January 11, 2023.

10.2
Letter Agreement Regarding Succession and Consulting Services, dated as of January 10, 2023, by and between Christopher Oddleifson and Independent, incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on January 11, 2023.

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
INDEPENDENT BANK CORP.
(registrant)

May 4, 2023	/s/ Jeffrey J. Tengel
Jeffrey J. Tengel President and Chief Executive Officer (Principal Executive Officer)

May 4, 2023	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)