Form 10-Q
period 2023-06-30
INDEPENDENT BANK CORP
filed 2023-08-03
CIK 776901

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of August 1, 2023, there were 44,135,421 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	June 30 2023	December 31 2022
Assets
Cash and due from banks	$181,810	$175,843
Interest-earning deposits with banks	126,454	177,090
Securities
Trading	4,477	3,888
Equity	21,800	21,119
Available for sale (amortized cost $1,533,336 and $1,566,779)	1,372,903	1,399,154
Held to maturity (fair value $1,444,084 and $1,524,710)	1,623,892	1,705,120
Total securities	3,023,072	3,129,281
Loans held for sale (at fair value)	6,577	2,803
Loans
Commercial and industrial	1,723,219	1,635,103
Commercial real estate	7,812,796	7,760,230
Commercial construction	1,022,796	1,154,413
Small business	237,092	219,102
Residential real estate	2,221,284	2,035,524
Home equity - first position	546,240	566,166
Home equity - subordinate positions	549,158	522,584
Other consumer	27,326	35,553
Total loans	14,139,911	13,928,675
Less: allowance for credit losses	(140,647)	(152,419)
Net loans	13,999,264	13,776,256
Federal Home Loan Bank stock	39,488	5,218
Bank premises and equipment, net	193,642	196,504
Goodwill	985,072	985,072
Other intangible assets	21,537	25,068
Cash surrender value of life insurance policies	296,687	293,323
Other assets	527,328	527,716
Total assets	$19,400,931	$19,294,174
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$4,861,092	$5,441,584
Savings and interest checking accounts	5,525,223	5,898,009
Money market	3,065,520	3,343,673
Time certificates of deposit	1,796,216	1,195,741
Total deposits	15,248,051	15,879,007
Borrowings
Federal Home Loan Bank borrowings	788,479	637
Junior subordinated debentures (less unamortized debt issuance costs of $31 and $33)	62,857	62,855

Subordinated debentures (less unamortized debt issuance costs of $67 and $115)	49,933	49,885
Total borrowings	901,269	113,377
Other liabilities	396,697	415,089
Total liabilities	16,546,017	16,407,473
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 44,130,901 shares at June 30, 2023 and 45,641,238 shares at December 31, 2022 (includes 168,934 and 135,712 shares of unvested participating restricted stock awards, respectively)	440	455
Value of shares held in rabbi trust at cost: 80,955 shares at June 30, 2023 and 80,965 shares at December 31, 2022	(3,289)	(3,227)
Deferred compensation and other retirement benefit obligations	3,289	3,227
Additional paid in capital	1,997,674	2,114,888
Retained earnings	1,009,735	934,442
Accumulated other comprehensive loss, net of tax	(152,935)	(163,084)
Total stockholders’ equity	2,854,914	2,886,701
Total liabilities and stockholders' equity	$19,400,931	$19,294,174
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Interest income
Interest and fees on loans	$179,759	$133,988	$350,685	$263,613
Taxable interest and dividends on securities	15,581	11,281	30,890	21,324
Nontaxable interest and dividends on securities	2	2	3	3
Interest on loans held for sale	39	35	73	99
Interest on federal funds sold and short-term investments	3,312	2,817	3,977	3,703
Total interest and dividend income	198,693	148,123	385,628	288,742
Interest expense
Interest on deposits	31,909	2,111	54,584	4,218
Interest on borrowings	14,238	1,151	19,500	2,231
Total interest expense	46,147	3,262	74,084	6,449
Net interest income	152,546	144,861	311,544	282,293
Provision for (release of) credit losses	5,000	—	12,250	(2,000)
Net interest income after provision for credit losses	147,546	144,861	299,294	284,293
Noninterest income
Deposit account fees	5,508	5,828	11,424	11,321
Interchange and ATM fees	4,478	4,027	8,662	7,636
Investment management	10,348	9,329	20,127	18,002
Mortgage banking income	670	1,042	978	2,404
Increase in cash surrender value of life insurance policies	1,940	1,871	3,794	3,666
Gain on life insurance benefits	176	123	187	123
Loan level derivative income	1,275	436	1,683	1,040
Other noninterest income	6,362	5,242	12,144	9,978
Total noninterest income	30,757	27,898	58,999	54,170
Noninterest expenses
Salaries and employee benefits	53,975	49,538	110,950	98,249
Occupancy and equipment expenses	12,385	11,637	25,207	24,939
Data processing and facilities management	2,530	2,247	5,057	4,619
Consulting expense	1,935	2,760	4,012	4,510
Software maintenance	3,134	2,645	6,083	5,209
Debit card expense	2,217	1,861	4,388	3,626
Amortization of intangible assets	1,716	1,902	3,531	3,903
FDIC assessment	2,674	1,743	5,284	3,548
Merger and acquisition expense	—	—	—	7,100
Other noninterest expenses	14,989	16,229	29,704	30,359
Total noninterest expenses	95,555	90,562	194,216	186,062
Income before income taxes	82,748	82,197	164,077	152,401
Provision for income taxes	20,104	20,421	40,186	37,528
Net income	$62,644	$61,776	$123,891	$114,873
Basic earnings per share	$1.42	$1.32	$2.78	$2.44
Diluted earnings per share	$1.42	$1.32	$2.78	$2.44
Weighted average common shares (basic)	44,129,152	46,665,101	44,564,209	47,013,989
Common share equivalents	7,573	14,096	13,568	17,403
Weighted average common shares (diluted)	44,136,725	46,679,197	44,577,777	47,031,392
Cash dividends declared per common share	$0.55	$0.51	$1.10	$1.02
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Net income	$62,644	$61,776	$123,891	$114,873
Other comprehensive (loss) income, net of tax
Net change in fair value of securities available for sale	(11,451)	(23,734)	5,617	(86,290)
Net change in fair value of cash flow hedges	(5,448)	(7,649)	4,715	(25,599)
Net change in other comprehensive income for defined benefit postretirement plans	(91)	121	(183)	242
Total other comprehensive (loss) income	(16,990)	(31,262)	10,149	(111,647)
Total comprehensive income	$45,654	$30,514	$134,040	$3,226
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2023 and 2022
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance March 31, 2023	44,114,827	$439	$(3,286)	$3,286	$1,995,077	$971,338	$(135,945)	$2,830,909
Net income	—	—	—	—	—	62,644	—	62,644
Other comprehensive loss	—	—	—	—	—	—	(16,990)	(16,990)
Common dividend declared ($0.55 per share)	—	—	—	—	—	(24,247)	—	(24,247)
Stock based compensation	—	—	—	—	1,921	—	—	1,921
Restricted stock awards issued, net of awards surrendered	5,484	1	—	—	(1)	—	—	—
Shares issued under direct stock purchase plan	10,590	—	—	—	677	—	—	677
Deferred compensation and other retirement benefit obligations	—	—	(3)	3	—	—	—	—
Balance June 30, 2023	44,130,901	$440	$(3,289)	$3,289	$1,997,674	$1,009,735	$(152,935)	$2,854,914

Balance March 31, 2022	47,377,125	$472	$(3,179)	$3,179	$2,247,518	$795,651	$(78,202)	$2,965,439
Net income	—	—	—	—	—	61,776	—	61,776
Other comprehensive loss	—	—	—	—	—	—	(31,262)	(31,262)
Common dividend declared ($0.51 per share)	—	—	—	—	—	(23,570)	—	(23,570)
Stock based compensation	—	—	—	—	1,632	—	—	1,632
Restricted stock awards issued, net of awards surrendered	5,231	—	—	—	(22)	—	—	(22)
Shares issued under direct stock purchase plan	7,574	—	—	—	588	—	—	588
Shares repurchased under share repurchase program	(1,320,169)	(13)			(103,383)			(103,396)
Deferred compensation and other retirement benefit obligations	—	—	(17)	17	—	—	—	—
Balance June 30, 2022	46,069,761	$459	$(3,196)	$3,196	$2,146,333	$833,857	$(109,464)	$2,871,185

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2023 and 2022
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2022	45,641,238	$455	$(3,227)	$3,227	$2,114,888	$934,442	$(163,084)	$2,886,701
Net income	—	—	—	—	—	123,891	—	123,891
Other comprehensive income	—	—	—	—	—	—	10,149	10,149
Common dividend declared ($1.10 per share)	—	—	—	—	—	(48,598)	—	(48,598)
Proceeds from exercise of stock options, net of cash paid	1,666	—	—	—	80	—	—	80
Stock based compensation	—	—	—	—	3,593	—	—	3,593
Restricted stock awards issued, net of awards surrendered	86,559	1	—	—	(1,111)	—	—	(1,110)
Shares issued under direct stock purchase plan	18,471	—	—	—	1,319	—	—	1,319
Shares repurchased under share repurchase program (1)	(1,617,033)	(16)	—	—	(121,095)	—	—	(121,111)
Deferred compensation and other retirement benefit obligations	—	—	(62)	62	—	—	—	—
Balance June 30, 2023	44,130,901	$440	$(3,289)	$3,289	$1,997,674	$1,009,735	$(152,935)	$2,854,914

Balance December 31, 2021	47,349,778	$472	$(3,146)	$3,146	$2,249,078	$766,716	$2,183	$3,018,449
Net income	—	—	—	—	—	114,873	—	114,873
Other comprehensive loss	—	—	—	—	—	—	(111,647)	(111,647)
Common dividend declared ($1.02 per share)	—	—	—	—	—	(47,732)	—	(47,732)
Stock based compensation	—	—	—	—	2,466	—	—	2,466
Restricted stock awards issued, net of awards surrendered	49,800	—	—	—	(1,085)	—	—	(1,085)
Shares issued under direct stock purchase plan	14,176	—	—	—	1,159	—	—	1,159
Shares repurchased under share repurchase program	(1,343,993)	(13)	—	—	(105,285)	—	—	(105,298)
Deferred compensation and other retirement benefit obligations	—	—	(50)	50	—	—	—	—
Balance June 30, 2022	46,069,761	$459	$(3,196)	$3,196	$2,146,333	$833,857	$(109,464)	$2,871,185
(1)     Inclusive of $1.2 million impact of excise tax attributable to shares repurchased under the share repurchase program during the six months ended June 30, 2023.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Six Months Ended
	June 30
	2023	2022
Cash flow from operating activities
Net income	$123,891	$114,873
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,383	19,957
Change in unamortized net loan costs and fees	(817)	(5,662)
(Accretion) amortization of acquired loans	(688)	578
Provision for (release of) credit losses	12,250	(2,000)
Deferred income tax expense	339	503
Net (gain) loss on equity securities	(635)	2,077
Net loss on bank premises and equipment	115	426
Realized gain on sale leaseback transaction	(193)	(289)
Stock based compensation	3,593	2,466
Increase in cash surrender value of life insurance policies	(3,803)	(3,666)
Gain on life insurance benefits	(187)	(123)
Operating lease payments	(6,908)	(12,437)
Change in fair value on loans held for sale	3	426
Net change in:
Trading assets	(589)	83
Loans held for sale	(3,777)	21,895
Other assets	15,903	38,380
Other liabilities	(14,650)	(5,049)
Total adjustments	18,339	57,565
Net cash provided by operating activities	142,230	172,438
Cash flows used in investing activities
Purchases of equity securities	(284)	(323)
Proceeds from maturities and principal repayments of securities available for sale	33,346	79,842
Purchases of securities available for sale	—	(123,289)
Proceeds from maturities and principal repayments of securities held to maturity	84,000	96,825
Purchases of securities held to maturity	—	(438,643)
Net (purchases) redemptions of Federal Home Loan Bank stock	(34,270)	5,158
Investments in low income housing projects	(16,992)	(13,733)
Purchases of life insurance policies	(99)	(101)
Proceeds from life insurance policies	11	218
Net increase in loans	(233,753)	(83,997)
Purchases of bank premises and equipment	(6,646)	(16,153)
Proceeds from the sale of bank premises and equipment	52	—
Net cash used in investing activities	(174,635)	(494,196)
Cash flows used in financing activities
Net increase (decrease) in time deposits	600,435	(219,533)
Net decrease in other deposits	(1,231,431)	(56,949)
Net advances from short-term Federal Home Loan Bank borrowings	787,860	—

Repayments of long-term debt, net of issuance costs	—	(14,063)
Net proceeds from exercise of stock options	80	—
Restricted stock awards issued, net of awards surrendered	(1,116)	(1,085)
Proceeds from shares issued under direct stock purchase plan	1,313	1,159
Payments for shares repurchased under share repurchase program	(119,951)	(105,298)
Common dividends paid	(49,454)	(46,890)
Net cash used in financing activities	(12,264)	(442,659)
Net decrease in cash and cash equivalents	(44,669)	(764,417)
Cash and cash equivalents at beginning of year	352,933	2,240,684
Cash and cash equivalents at end of period	$308,264	$1,476,267
Supplemental schedule of noncash investing and financing activities
Net increase in capital commitments relating to low income housing project investments	$15,683	$4,472
Recognition of operating lease at commencement and/or at extension	$3,943	$8,811
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the "2022 Form 10-K").

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

    Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 848 "Reference Rate Reform" Update No. 2020-04. Update No. 2020-04 was issued in March 2020 to provide optional expedients and exceptions for applying GAAP to certain contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The amendments did not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in this update were effective for all entities as of March 12, 2020 through December 31, 2022 and do not apply to contract modifications made after December 31, 2022. FASB ASC Topic 848 "Reference Rate Reform" Update No. 2021-01 was subsequently issued in January 2021 and expanded application of the optional expedients to derivative transactions affected by the discounting transition. The Company established a working group to guide the Company’s transition from LIBOR, whose responsibilities included the identification of products utilizing LIBOR, the implementation of fallback language into the applicable contracts, the evaluation of platforms and systems, as well as the determination of an alternative index to be offered for new and existing products. The Company has determined that the transition from LIBOR, which reached its final retirement date on June 30, 2023, did not have a material impact on the Company's financial statements.

NOTE 3 - SECURITIES

Trading Securities
The Company had trading securities of $4.5 million and $3.9 million as of June 30, 2023 and December 31, 2022, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $21.8 million and $21.1 million as of June 30, 2023 and December 31, 2022, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.
The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the consolidated statements of income that relate to equity securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
	Dollars in thousands
Net gains (losses) recognized during the period on equity securities	$267	$(1,450)	635	(2,077)
Less: net gains recognized during the period on equity securities sold during the period	—	4	1	8
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$267	$(1,454)	$634	$(2,085)
Available for Sale Securities
The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	June 30, 2023					December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$230,570	$—	$(28,079)	$—	$202,491	$230,936	$—	$(28,636)	$—	$202,300
U.S. treasury securities	874,319	—	(76,458)	—	797,861	874,035	—	(82,694)	—	791,341
Agency mortgage-backed securities	332,086	23	(44,691)	—	287,418	359,068	54	(45,434)	—	313,688
Agency collateralized mortgage obligations	38,901	—	(3,116)	—	35,785	41,874	—	(3,031)	—	38,843
State, county, and municipal securities	194	—	(4)	—	190	193	—	(2)	—	191
Pooled trust preferred securities issued by banks and insurers	1,205	—	(180)	—	1,025	1,203	—	(169)	—	1,034
Small business administration pooled securities	56,061	—	(7,928)	—	48,133	59,470	—	(7,713)	—	51,757
Total available for sale securities	$1,533,336	$23	$(160,456)	$—	$1,372,903	$1,566,779	$54	$(167,679)	$—	$1,399,154

Excluded from the table above is accrued interest on available for sale securities of $2.8 million and $3.6 million at June 30, 2023 and December 31, 2022, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities during the three and six months ended June 30, 2023 and 2022. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at June 30, 2023 and December 31, 2022.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three and six months ended June 30, 2023 and 2022, and therefore no gains or losses were realized during the periods presented.
The following tables show the gross unrealized losses and fair value of the Company’s available for sale securities in an unrealized loss position as of the dates indicated. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2023
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$202,491	$(28,079)	$202,491	$(28,079)
U.S. treasury securities	18	—	—	797,861	(76,458)	797,861	(76,458)
Agency mortgage-backed securities	135	10,660	(464)	275,316	(44,227)	285,976	(44,691)
Agency collateralized mortgage obligations	13	2,701	(41)	33,085	(3,075)	35,786	(3,116)
State, county, and municipal securities	1	190	(4)	—	—	190	(4)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,025	(180)	1,025	(180)
Small business administration pooled securities	8	3,593	(274)	44,539	(7,654)	48,132	(7,928)
Total impaired available for sale securities	185	$17,144	$(783)	$1,354,317	$(159,673)	$1,371,461	$(160,456)

	December 31, 2022
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$60,575	$(7,292)	$141,725	$(21,344)	$202,300	$(28,636)
U.S. treasury securities	18	43,035	(6,350)	748,306	(76,344)	791,341	(82,694)
Agency mortgage-backed securities	123	155,944	(15,186)	154,653	(30,248)	310,597	(45,434)
Agency collateralized mortgage obligations	13	38,843	(3,031)	—	—	38,843	(3,031)
State, county, and municipal securities	1	191	(2)	—	—	191	(2)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,034	(169)	1,034	(169)
Small business administration pooled securities	8	34,511	(3,550)	17,246	(4,163)	51,757	(7,713)
Total impaired available for sale securities	173	$333,099	$(35,411)	$1,062,964	$(132,268)	$1,396,063	$(167,679)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments during the three and six months ended June 30, 2023 and 2022. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at June 30, 2023:
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

Held to Maturity Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized at the dates indicated:

	June 30, 2023					December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$30,395	$—	$(1,907)	$—	$28,488	$31,258	$—	$(2,222)	$—	$29,036
U.S. treasury securities	100,673	—	(11,509)	—	89,164	100,634	—	(11,755)	—	88,879
Agency mortgage-backed securities	851,418	15	(82,235)	—	769,198	898,927	408	(83,383)	—	815,952
Agency collateralized mortgage obligations	506,591	—	(77,944)	—	428,647	535,971	—	(77,554)	—	458,417
Single issuer trust preferred securities issued by banks	1,500	—	(131)	—	1,369	1,500	8	—	—	1,508
Small business administration pooled securities	133,315	327	(6,424)	—	127,218	136,830	313	(6,225)	—	130,918
Total held to maturity securities	$1,623,892	$342	$(180,150)	$—	$1,444,084	$1,705,120	$729	$(181,139)	$—	$1,524,710
Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three and six months ended June 30, 2023 and 2022. Excluded from the table above is accrued interest on held to maturity securities of $4.4 million as of June 30, 2023 and December 31, 2022, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities during the three and six months ended June 30, 2023 and 2022. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at June 30, 2023 and December 31, 2022.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three and six months ended June 30, 2023 and 2022, and therefore no gains or losses were realized for such periods.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of June 30, 2023, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of June 30, 2023 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$141,548	$125,881	$89,022	$76,610	$—	$—	$230,570	$202,491
U.S. treasury securities	149,901	145,725	674,982	608,868	49,436	43,268	—	—	874,319	797,861
Agency mortgage-backed securities	7,144	7,024	87,582	78,115	96,895	81,586	140,465	120,693	332,086	287,418
Agency collateralized mortgage obligations	—	—	—	—	3,305	2,981	35,596	32,804	38,901	35,785
State, county, and municipal securities	—	—	194	190	—	—	—	—	194	190
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,205	1,025	1,205	1,025
Small business administration pooled securities	—	—	—	—	—	—	56,061	48,133	56,061	48,133
Total available for sale securities	$157,045	$152,749	$904,306	$813,054	$238,658	$204,445	$233,327	$202,655	$1,533,336	$1,372,903
Held to maturity securities
U.S. government agency securities	$—	$—	$30,395	$28,488	$—	$—	$—	$—	$30,395	$28,488
U.S. treasury securities	—	—	99,681	88,340	992	824	—	—	100,673	89,164
Agency mortgage-backed securities	23	23	278,067	259,168	356,972	309,733	216,356	200,274	851,418	769,198
Agency collateralized mortgage obligations	—	—	29,508	27,911	38,560	33,774	438,523	366,962	506,591	428,647
Single issuer trust preferred securities issued by banks	—	—	1,500	1,369	—	—	—	—	1,500	1,369
Small business administration pooled securities	—	—	—	—	6,303	5,680	127,012	121,538	133,315	127,218
Total held to maturity securities	$23	$23	$439,151	$405,276	$402,827	$350,011	$781,891	$688,774	$1,623,892	$1,444,084
Total	$157,068	$152,772	$1,343,457	$1,218,330	$641,485	$554,456	$1,015,218	$891,429	$3,157,228	$2,816,987
Included in the table above are $24.9 million of callable securities at June 30, 2023.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $1.8 billion and $959.8 million at June 30, 2023 and December 31, 2022, respectively.
At June 30, 2023 and December 31, 2022, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

NOTE 4 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended June 30, 2023
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$36,932	$76,198	$9,248	$3,338	$20,454	$12,428	$533	$159,131
Charge-offs	(23,190)	—	—	(59)	—	—	(518)	(23,767)
Recoveries	16	—	—	8	—	10	249	283
Provision for (release of) credit losses	1,384	2,198	(210)	319	1,011	(5)	303	5,000
Ending balance (1)	$15,142	$78,396	$9,038	$3,606	$21,465	$12,433	$567	$140,647

	Three Months Ended June 30, 2022
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$14,169	$84,436	$11,867	$3,159	$18,388	$11,750	$749	$144,518
Charge-offs	—	—	—	(11)	—	(98)	(435)	(544)
Recoveries	29	—	—	33	—	14	269	345
Provision for (release of) credit losses	(91)	(980)	(157)	(397)	1,362	74	189	—
Ending balance (1)	$14,107	$83,456	$11,710	$2,784	$19,750	$11,740	$772	$144,319

	Six Months Ended June 30, 2023
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$27,559	$77,799	$10,762	$2,834	$20,973	$11,504	$988	$152,419
Charge-offs	(23,471)	—	—	(87)	—	—	(1,024)	(24,582)
Recoveries	21	—	—	39	—	26	474	560
Provision for (release of) credit losses	11,033	597	(1,724)	820	492	903	129	12,250
Ending balance (1)	$15,142	$78,396	$9,038	$3,606	$21,465	$12,433	$567	$140,647

	Six Months Ended June 30, 2022
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$14,402	$83,486	$12,316	$3,508	$14,484	$17,986	$740	$146,922
Charge-offs	—	—	—	(59)	—	(122)	(1,069)	(1,250)
Recoveries	42	3	—	59	—	40	503	647
Provision for (release of) credit losses	(337)	(33)	(606)	(724)	5,266	(6,164)	598	(2,000)
Ending balance (1)	$14,107	$83,456	$11,710	$2,784	$19,750	$11,740	$772	$144,319
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $54.0 million and $39.0 million as of June 30, 2023 and June 30, 2022, respectively.

The balance of allowance for credit losses decreased to $140.6 million as of June 30, 2023 compared to $152.4 million at December 31, 2022. The decrease was driven primarily by outsized charge-offs and specific reserve allocations over certain commercial loans.
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

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$255,397	$206,214	$117,268	$98,942	$49,317	$120,734	$819,928	$—	$1,667,800
Potential weakness	136	1,331	660	805	653	666	27,334	—	31,585
Definite weakness - loss unlikely	170	6,797	1,282	148	1,086	387	13,964	—	23,834
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$255,703	$214,342	$119,210	$99,895	$51,056	$121,787	$861,226	$—	$1,723,219
Current-period gross write-offs	$—	$—	$—	$—	$—	$34	$23,437	$—	$23,471

Commercial real estate
Pass	$508,627	$1,189,436	$1,384,305	$1,318,126	$662,064	$2,264,182	$66,612	$857	$7,394,209
Potential weakness	62,601	22,115	72,507	15,215	3,268	131,636	—	—	307,342
Definite weakness - loss unlikely	542	24,678	13,688	20,421	13,911	23,786	—	—	97,026
Partial loss probable	—	14,219	—	—	—	—	—	—	14,219
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$571,770	$1,250,448	$1,470,500	$1,353,762	$679,243	$2,419,604	$66,612	$857	$7,812,796
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial construction
Pass	$112,698	$489,700	$247,726	$48,793	$48,062	$4,749	$25,148	$—	$976,876
Potential weakness	16,910	5,023	—	3,866	—	—	—	—	25,799
Definite weakness - loss unlikely	8,659	11,462	—	—	—	—	—	—	20,121
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$138,267	$506,185	$247,726	$52,659	$48,062	$4,749	$25,148	$—	$1,022,796
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Small business
Pass	$26,279	$53,998	$41,861	$28,187	$14,902	$24,741	$43,853	$—	$233,821
Potential weakness	—	—	—	157	—	216	305	—	678
Definite weakness - loss unlikely	370	135	137	335	—	551	1,065	—	2,593
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$26,649	$54,133	$41,998	$28,679	$14,902	$25,508	$45,223	$—	$237,092
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$87	$—	$87

Residential real estate
Pass	$246,831	$652,380	$411,534	$188,281	$91,726	$627,591	$—	$—	$2,218,343
Default	—	—	—	594	—	2,347	—	—	2,941
Total residential real estate	$246,831	$652,380	$411,534	$188,875	$91,726	$629,938	$—	$—	$2,221,284
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$14,533	$41,442	$57,879	$52,017	$30,658	$132,915	$762,582	$2,288	$1,094,314
Default	—	—	—	—	—	—	942	142	1,084
Total home equity	$14,533	$41,442	$57,879	$52,017	$30,658	$132,915	$763,524	$2,430	$1,095,398
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer (3)
Pass	$307	$457	$1,542	$1,075	$559	$2,445	$20,940	$—	$27,325
Default	—	—	—	—	—	—	1	—	1
Total other consumer	$307	$457	$1,542	$1,075	$559	$2,445	$20,941	$—	$27,326
Current-period gross write-offs	$1,003	$—	$—	$—	$—	$7	$14	$—	$1,024

Total	$1,254,060	$2,719,387	$2,350,389	$1,776,962	$916,206	$3,336,946	$1,782,674	$3,287	$14,139,911
Total current-period gross write-offs	$1,003	$—	$—	$—	$—	$41	$23,538	$—	$24,582

	June 30, 2022
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$220,435	$188,007	$136,331	$79,699	$98,598	$26,321	$751,261	$—	$1,500,652
Potential weakness	221	1,022	1,054	872	84	1,017	4,229	—	8,499
Definite weakness - loss unlikely	354	1,283	—	44	407	2,645	27,162	—	31,895
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$221,010	$190,312	$137,385	$80,615	$99,089	$29,983	$782,652	$—	$1,541,046

Commercial real estate
Pass	$543,108	$1,488,142	$1,306,131	$874,026	$781,208	$2,122,989	$131,883	$516	$7,248,003
Potential weakness	40,003	63,294	53,347	5,996	68,671	197,553	13,620	2,578	445,062
Definite weakness - loss unlikely	1,113	8,181	4,263	2,904	14,822	67,409	—	—	98,692
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$584,224	$1,559,617	$1,363,741	$882,926	$864,701	$2,387,951	$145,503	$3,094	$7,791,757

Commercial construction
Pass	$362,544	$369,399	$269,581	$65,520	$28,097	$11,420	$33,583	$3	$1,140,147
Potential weakness	13,054	—	3,319	—	—	21,304	—	—	37,677
Definite weakness - loss unlikely	—	16,753	—	—	—	—	—	—	16,753
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$375,598	$386,152	$272,900	$65,520	$28,097	$32,724	$33,583	$3	$1,194,577

Small business
Pass	$30,065	$48,840	$33,910	$18,528	$10,999	$22,481	$37,755	$—	$202,578
Potential weakness	—	173	415	373	195	141	707	—	2,004
Definite weakness - loss unlikely	103	—	551	13	4	230	470	—	1,371
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$30,168	$49,013	$34,876	$18,914	$11,198	$22,852	$38,932	$—	$205,953

Residential real estate
Pass	$396,321	$432,105	$200,912	$99,019	$102,471	$610,183	$—	$—	$1,841,011
Default	—	—	123	—	974	1,949	—	—	3,046
Total residential real estate	$396,321	$432,105	$201,035	$99,019	$103,445	$612,132	$—	$—	$1,844,057

Home equity
Pass	$28,727	$63,208	$58,488	$33,501	$30,145	$130,197	$717,115	$2,559	$1,063,940
Default	—	—	—	122	—	292	1,156	—	1,570
Total home equity	$28,727	$63,208	$58,488	$33,623	$30,145	$130,489	$718,271	$2,559	$1,065,510

Other consumer (3)
Pass	$379	$2,862	$2,317	$1,671	$576	$4,350	$20,697	$—	$32,852
Default	—	—	—	—	—	12	—	—	12
Total other consumer	$379	$2,862	$2,317	$1,671	$576	$4,362	$20,697	$—	$32,864

Total	$1,636,427	$2,683,269	$2,070,742	$1,182,288	$1,137,251	$3,220,493	$1,739,638	$5,656	$13,675,764

(1)Loan origination dates in the tables above reflect the original origination date, or the date of a material modification of a previously originated loan.
(2)Loans originated as part of the Paycheck Protection Program ("PPP") established by the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") are included within commercial and industrial under the 2021 and 2020 vintage year and "pass" category as these loans are 100% guaranteed by the U.S. Government. Outstanding PPP loans totaled $5.7 million and $30.6 million as of June 30, 2023 and 2022, respectively.
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

	June 30 2023	December 31 2022
Residential real estate portfolio
FICO score (re-scored)(1)	754	753
LTV (re-valued)(2)	59.5%	57.0%
Home equity portfolio
FICO score (re-scored)(1)	771	771
LTV (re-valued)(2)(3)	44.1%	41.3%
(1)The average FICO scores at June 30, 2023 are based upon rescores from June 2023, as available for previously originated loans, or origination score data for loans booked in June 2023.  The average FICO scores at December 31, 2022 were based upon rescores available from December 2022, as available for previously originated loans, or origination score data for loans booked in December 2022.
(2)The combined LTV ratios for June 30, 2023 are based upon updated automated valuations as of May 2023, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2022 were based upon updated automated valuations as of November 2022, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At June 30, 2023 and December 31, 2022, the Company's estimated reserve for unfunded commitments amounted to $1.5 million and $1.3 million, respectively.
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

The following table shows information regarding nonaccrual loans as of the dates indicated:

	Nonaccrual Balances
	June 30, 2023			December 31, 2022
	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses	Total (1)
	(Dollars in thousands)
Commercial and industrial	$2,937	$298	$3,235	$26,395	$298	$26,693
Commercial real estate	27,197	2,713	29,910	12,961	2,769	15,730
Small business	344	4	348	99	5	104
Residential real estate	8,179	—	8,179	8,479	—	8,479
Home equity	3,944	—	3,944	3,400	—	3,400
Other consumer	86	—	86	475	—	475
Total nonaccrual loans	$42,687	$3,015	$45,702	$51,809	$3,072	$54,881
(1)Nonaccrual balances at December 31, 2022 included $11.5 million of nonaccruing troubled debt restructures ("TDRs").
It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans during the six months ended June 30, 2023 and 2022, except for instances where nonaccrual loans were paid off in excess of the recorded book balance.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$110	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$2,425	$1,615
The following tables show the age analysis of past due financing receivables as of the dates indicated:

	June 30, 2023
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	1	$29	2	$77	2	$339	5	$445	$1,722,774	$1,723,219	$—
Commercial real estate	—	—	3	29,338	5	3,282	8	32,620	7,780,176	7,812,796	—
Commercial construction	—	—	—	—	—	—	—	—	1,022,796	1,022,796	—
Small business	11	365	9	185	7	111	27	661	236,431	237,092	—
Residential real estate	15	2,997	5	695	16	2,245	36	5,937	2,215,347	2,221,284	—
Home equity	18	1,290	6	182	14	1,084	38	2,556	1,092,842	1,095,398	—
Other consumer (1)	370	335	9	63	3	3	382	401	26,925	27,326	—
Total	415	$5,016	34	$30,540	47	$7,064	496	$42,620	$14,097,291	$14,139,911	$—

	December 31, 2022
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	3	$49	1	$175	3	$23,726	7	$23,950	$1,611,153	$1,635,103	$—
Commercial real estate	7	2,052	5	4,971	3	2,977	15	10,000	7,750,230	7,760,230	—
Commercial construction	—	—	—	—	—	—	—	—	1,154,413	1,154,413	—
Small business	12	111	3	25	3	5	18	141	218,961	219,102	—
Residential real estate	8	1,654	8	1,105	16	1,725	32	4,484	2,031,040	2,035,524	—
Home equity	19	1,647	3	201	17	965	39	2,813	1,085,937	1,088,750	—
Other consumer (1)	432	421	15	83	4	28	451	532	35,021	35,553	—
Total	481	$5,934	35	$6,560	46	$29,426	562	$41,920	$13,886,755	$13,928,675	$—
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
(2)The amount of net deferred costs on originated loans included in the ending balance was $6.1 million and $5.0 million at June 30, 2023 and December 31, 2022, respectively.

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

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty during the three and six month periods ended June 30, 2023, disaggregated by class of financing receivable and type of modification granted:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Term Extension
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Category	(Dollars in thousands)
Commercial and industrial	$8,193	0.48%	$8,193	0.48%
Commercial real estate	15,921	0.20%	18,461	0.24%
Commercial construction	2,369	0.23%	2,369	0.23%
Small business	—	—%	105	0.04%
Total	$26,483		$29,128

	Other-Than-Insignificant Payment Delay
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Category	(Dollars in thousands)
Commercial and industrial	$—	—%	$2,805	0.16%
Commercial real estate	—	—%	7,013	0.09%
Total	$—		$9,818

	Combination - Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Category	(Dollars in thousands)
Small business	$—	—%	$44	0.02%
Total	$—		$44

	Combination - Term Extension and Other-Than-Insignificant Payment Delay
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Category	(Dollars in thousands)
Commercial and industrial	$1,965	0.11%	$1,965	0.11%
Commercial real estate	6,857	0.09%	6,857	0.09%
Total	$8,822		$8,822

The table above is reflective of all modifications during the periods presented, which may in certain instances include multiple     modifications of the same loan. As such, the above amounts may not reflect outstanding balances at period end.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the three and six months ending June 30, 2023:

Three Months Ended June 30, 2023
Term Extension
Loan Category	Financial Effect
Commercial and industrial	Added a weighted-average contractual term of 1 month to the life of the loans
Commercial real estate	Added a weighted-average contractual term of 1.9 years to the life of the loans
Commercial construction	Added a weighted-average contractual term of 2 months to the life of the loans

Six Months Ended June 30, 2023
Term Extension
Loan Category	Financial Effect
Commercial and industrial	Added a weighted-average contractual term of 1 month to the life of the loans
Commercial real estate	Added a weighted-average contractual term of 1.8 years to the life of the loans
Commercial construction	Added a weighted-average contractual term of 2 months to the life of the loans
Small business	Added a weighted-average contractual term of 4.3 years to the life of the loans

Interest Rate Reduction
Loan Category	Financial Effect
Small business	Reduced weighted-average contractual interest rate from 10.00% to 6.50%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of June 30, 2023:

	June 30, 2023
	Payment Status (Amortized Cost Basis)
	Current (1)	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Loan Type
Commercial and industrial	$12,963	$—	$—
Commercial real estate	17,211	15,120	—
Commercial construction	2,369	—	—
Small business	149	—	—
Total	$32,692	$15,120	$—
(1)Current amounts above are inclusive of $19.6 million of loans on nonaccrual status as it is the Company's policy for loans to remain current with respect to principal and interest for up to six months prior being restored to accrual status.

The Company considers a loan to have defaulted when it reaches 90 days past due. During the six months ended June 30, 2023, there were no loans modified to borrowers experiencing financial difficulty within the previous 12 months that subsequently defaulted, and during the six months ended June 30, 2022 there were no TDRs modified during the previous 12 months that subsequently defaulted.

The following table shows the Company’s total TDRs and other pertinent information as of the date indicated:

December 31, 2022
(Dollars in thousands)
TDRs on accrual status	$11,278
TDRs on nonaccrual	11,520
Total TDRs	$22,798
There were no new TDRs during the three or six months ended June 30, 2022.
At June 30, 2023, the Company did not have any additional commitments to lend to borrowers experiencing financial difficulty who were party to a loan modification. At December 31, 2022, the Company had additional commitments to lend to borrowers who had been a party to a TDR of $64,000.

NOTE 5 - BORROWINGS

Federal Home Loan Bank Borrowings

The Company typically utilizes FHLB advances for certain short-term and long-term borrowing needs, as deemed necessary. During the first quarter of 2023, the Company entered into net advances with the Federal Home Loan Bank ("FHLB") of $879.0 million, due primarily to deposit balance reductions, share repurchase activity, and a proactive strategy to bolster on-balance sheet liquidity at March 31, 2023. During the second quarter, the Company experienced a stabilizing deposit base, lowered the amount of on balance sheet liquidity maintained, and as a result reduced the total amount of outstanding FHLB borrowings at June 30, 2023 to $788.5 million.

The June 30, 2023 FHLB balances were comprised of the following:

		Weighted
		Average	Effective Rate,
	Total	Contractual	Net of
	Outstanding	Rate	Hedges
	(Dollars in thousands)
Overnight Borrowings	$87,860	5.27%	n/a
1-Month Term	300,000	5.29%	n/a
1-Month Term	400,000	5.32%	3.94%
Amortizing	619	1.65%	n/a
Total	$788,479

At June 30, 2023 and December 31, 2022, the Company had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB's collateral pledging program. The Company’s FHLB advances are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the FHLB, residential mortgages, and by certain commercial real estate loans held in the Bank’s portfolio. The carrying value of loans pledged as collateral for these borrowings totaled $3.7 billion and $2.7 billion at June 30, 2023 and December 31, 2022, respectively, resulting in available borrowing capacity with the FHLB of $1.8 billion both June 30, 2023 and December 31, 2022.

Long-Term Debt

The following table summarizes long-term debt, net of debt issuances costs, at the dates indicated:

	June 30	December 31
	2023	2022
	(Dollars in thousands)
Junior subordinated debentures
Capital Trust V	51,516	51,514
Central Trust I	5,258	5,258
Central Trust II	6,083	6,083
Subordinated debentures	49,933	49,885
Total long-term debt	$112,790	$112,740

The interest expense on long-term debt was $3.3 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively.

Junior Subordinated Debentures: The junior subordinated debentures are issued to various trust subsidiaries of the Company. These trusts were formed for the purpose of issuing trust preferred securities, which were then sold in a private placement offering. The proceeds from the sale of the securities and the issuance of common stock by these trusts were invested in these Junior Subordinated Debentures issued by the Company. These trust preferred securities bear interest at a rate of three-month LIBOR (5.55% at June 30, 2023) plus applicable spread, or equivalent alternate rate.

Information relating to these trust preferred securities at June 30, 2023 is as follows:

Trust	Principal Amount	Maturity Date	Interest Rate Spread	All-in Rate
	(Dollars in thousands)
Capital Trust V	$50,000	3/15/2037	1.48%	7.03%
Central Trust I (1)	$5,100	9/16/2034	2.44%	7.99%
Central Trust II (1)	$5,900	3/15/2037	1.65%	7.20%
(1)These securities noted above are callable quarterly until maturity.

Subordinated Debentures: On March 14, 2019 the Company issued subordinated debentures with an aggregate principal amount of $50.0 million in a private placement transaction to institutional accredited investors, which remained outstanding at June 30, 2023 and December 31, 2022. The subordinated debentures mature on March 15, 2029. However, with regulatory approval, the Company may redeem the subordinated debentures without penalty at any scheduled payment date on or after March 15, 2024 with 30 days notice. The subordinated debentures carry a fixed rate of interest of 4.75% through March 15, 2024, after which interest converts to a variable rate of the then current three-month LIBOR rate plus 219 basis points, or equivalent alternate rate.

At June 30, 2023, the Company held no long-term debt scheduled to mature within the next 5 years.

NOTE 6 - STOCK BASED COMPENSATION
During the six months ended June 30, 2023, the Company had the following activity related to stock based compensation:
Time Vested Restricted Stock Awards
The Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/16/2023	77,525	2005 Employee Stock Plan	$80.65	Ratably over 3 years from grant date
2/16/2023	12,309	2005 Employee Stock Plan	$80.65	Ratably over 5 years, on each anniversary of February 6, 2023 start date
5/15/2023	1,080	2005 Employee Stock Plan	$46.21	Ratably over 3 years from grant date
5/23/2023	12,410	2018 Non-Employee Director Stock Plan	$48.35	Shares vested immediately
5/30/2023	890	2023 Omnibus Incentive Plan (1)	$45.09	Ratably over 3 years from grant date
(1)The 2023 Omnibus Incentive Plan was approved by the Company's shareholders on May 18, 2023 and replaces the Company's Second Amended and Restated 2005 Employee Stock Plan.
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

The following tables reflect the Company's derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

June 30, 2023
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	3.09	5.05%	3.67%	$7,298

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	$1,050,000	2.48	5.18%	2.66%	$(43,497)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	1.78	5.18%	3.09% - 2.19%	(9,951)

Total	$1,850,000				$(46,150)

December 31, 2022
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	1,050,000	2.97	4.24%	2.66%	(42,005)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	2.27	4.22%	3.09% - 2.19%	(10,239)

Total	$1,450,000				$(52,244)

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 5.7 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $6.1 million (pre-tax) to be reclassified as an increase to interest income and $30.0 million (pre-tax) to be reclassified as an increase to interest expense, from OCI related to the Company’s cash flow hedges in the twelve months following June 30, 2023.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at June 30, 2023.
The Company had no fair value hedges as of June 30, 2023 or December 31, 2022.
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

The following table reflects the Company’s customer related derivative positions at the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2023
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	283	$73,452	$157,031	$245,369	$247,733	$976,983	$1,700,568	$(117,280)
Pay fixed, receive variable	283	73,452	157,031	245,369	247,733	976,983	1,700,568	117,282
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	31	77,550	24,092	—	—	—	101,642	1,932
Buys U.S. currency, sells foreign currency	31	77,550	24,092	—	—	—	101,642	(1,876)
Risk participation agreements
Participation out	17	—	24,452	—	—	128,075	152,527	257
Participation in	7	10,646	—	—	19,166	8,133	37,945	(12)

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2022
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	283	$80,531	$96,613	$256,924	$193,096	$1,016,312	$1,643,476	$(118,930)
Pay fixed, receive variable	283	80,531	96,613	256,924	193,096	1,016,312	1,643,476	118,928
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	49	124,982	13,363	—	—	—	138,345	306
Buys U.S. currency, sells foreign currency	49	124,982	13,363	—	—	—	138,345	(232)
Risk participation agreements
Participation out	13	2,595	—	24,538	—	95,514	122,647	161
Participation in	6	27,365	—	—	—	25,849	53,214	(15)
(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The fair value of loans held for sale increased by $14,000 and $122,000 for the three months ended June 30, 2023 and 2022, respectively, and decreased by $3,000 and $426,000 for the six months ended June 30, 2023 and 2022, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
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
The aggregate amount of net realized gains or losses on sales of such loans included within mortgage banking income was net realized gains of $170,000 and net realized losses of $278,000 for the three months ended June 30, 2023 and 2022, respectively and net realized gains of $344,000 and $321,000 for the six months ended June 30, 2023 and 2022, respectively.
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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	June 30 2023		December 31 2022		June 30 2023		December 31 2022
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$7,298	(3)	$—		$53,448	(4)	$52,244	(4)
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	121,395	(3)	123,372	(3)	121,393	(4)	123,374	(4)
Foreign exchange contracts	2,756		4,352		2,700		4,278
Risk participation agreements	257		161		12		15
Mortgage Derivatives
Interest rate lock commitments	28		43		—		—
Forward sale loan commitments	197		30		—		—
Total derivatives not designated as hedges	124,633		127,958		124,105		127,667
Total	131,931		127,958		177,553		179,911

Netting Adjustments (5)	(62,834)		(57,784)		37,827		33,245
Net Derivatives on the Balance Sheet	69,097		70,174		139,726		146,666

Financial instruments (6)	16,965		20,019		16,965		20,019
Cash collateral pledged (received)	—		—		—		—
Net Derivative Amounts	$52,132		$50,155		$122,761		$126,647
(1)All asset derivatives are reflected in other assets on the balance sheet.
(2)All liability derivatives are reflected in other liabilities on the balance sheet.
(3)As of June 30, 2023, approximately $323,000 and $2.8 million of accrued interest receivable is included in the fair value of interest rate and loan level derivative assets, respectively. Accrued interest receivable of approximately $2.2 million is included in the fair value of loan level derivative assets at December 31, 2022.
(4)Approximately $2.1 million and $2.8 million of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities, respectively, at June 30, 2023, in comparison to accrued interest payable of approximately $1.3 million and $2.2 million, respectively, at December 31, 2022.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
	(Dollars in thousands)
Derivatives designated as hedges
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(5,448)	$(7,649)	$4,715	$(25,599)
(Loss) gain reclassified from OCI into interest income or interest expense (effective portion)	$(7,020)	$3,515	$(13,259)	$8,020
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$98	$32	$370	$121
Other expense	(208)	(89)	(285)	(172)
Changes in fair value of mortgage derivatives
Mortgage banking income	198	(225)	152	(644)
Total	$88	$(282)	$237	$(695)

    The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. All derivative instruments with credit-risk contingent features were in a net asset position at June 30, 2023 and December 31, 2022.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company's exposure relating to institutional counterparties was $126.6 million and $121.2 million at June 30, 2023 and December 31, 2022, respectively. The Company’s exposure relating to customer counterparties was approximately $2.1 million and $2.2 million at June 30, 2023 and December 31, 2022, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
Valuation Techniques
There were no changes in the valuation techniques used during the six months ended June 30, 2023.
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

Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2023 and December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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
	June 30, 2023
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$4,477	$4,477	$—	$—
Equity securities	21,800	21,800	—	—
Securities available for sale
U.S. government agency securities	202,491	—	202,491	—
U.S. treasury securities	797,861	—	797,861	—
Agency mortgage-backed securities	287,418	—	287,418	—
Agency collateralized mortgage obligations	35,785	—	35,785	—
State, county, and municipal securities	190	—	190	—
Pooled trust preferred securities issued by banks and insurers	1,025	—	1,025	—
Small business administration pooled securities	48,133	—	48,133	—
Loans held for sale	6,577	—	6,577	—
Derivative instruments	131,931	—	131,931	—
Liabilities
Derivative instruments	177,553	—	177,553	—
Total recurring fair value measurements	$1,360,135	$26,277	$1,333,858	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$12,595	$—	$—	$12,595
Total nonrecurring fair value measurements	$12,595	$—	$—	$12,595

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
	June 30, 2023
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. government agency securities	$30,395	$28,488	$—	$28,488	$—
U.S. treasury securities	100,673	89,164	—	89,164	—
Agency mortgage-backed securities	851,418	769,198	—	769,198	—
Agency collateralized mortgage obligations	506,591	428,647	—	428,647	—
Single issuer trust preferred securities issued by banks	1,500	1,369	—	1,369	—
Small business administration pooled securities	133,315	127,218	—	127,218	—
Loans, net of allowance for credit losses (b)	13,986,669	13,144,820	—	—	13,144,820
Federal Home Loan Bank stock (c)	39,488	39,488	—	39,488	—
Cash surrender value of life insurance policies (d)	296,687	296,687	—	296,687	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$13,451,835	$13,451,835	$—	$13,451,835	$—
Time certificates of deposits (f)	1,796,216	1,771,767	—	1,771,767	—
Federal Home Loan Bank borrowings (f)	788,479	788,196	—	788,196	—
Junior subordinated debentures (g)	62,857	56,142	—	56,142	—
Subordinated debentures (f)	49,933	46,602	—	—	46,602

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

NOTE 9 - REVENUE RECOGNITION

A portion of the Company's noninterest income is derived from contracts with customers, and as such, the revenue recognized depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company accounts for such revenues in accordance with ASC 606 - Revenue from Contracts with Customers and considers the terms of the contract and all relevant facts and circumstances when applying this guidance. To ensure its alignment with this core principle, the Company measures revenue and the timing of recognition by applying the following five steps:

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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30 2023	June 30 2022	June 30 2023	June 30 2022
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$5,508	$5,828	$11,424	$11,321
Interchange fees	3,008	2,738	5,796	5,210
ATM fees	1,000	993	1,938	1,834
Investment management - wealth management and advisory services	8,858	7,825	17,043	15,729
Investment management - retail investments and insurance revenue	1,490	1,504	3,084	2,273
Merchant processing income	432	350	902	728
Credit card income	555	474	1,048	846
Other noninterest income	1,807	1,472	3,005	2,868
Total noninterest income in-scope of ASC 606	22,658	21,184	44,240	40,809
Total noninterest income out-of-scope of ASC 606	8,099	6,714	14,759	13,361
Total noninterest income	$30,757	$27,898	$58,999	$54,170

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

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Receivables, included in other assets	$5,416	$5,261

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

NOTE 10 - OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(14,993)	$3,542	$(11,451)	$7,192	$(1,575)	$5,617
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	(14,993)	3,542	(11,451)	7,192	(1,575)	5,617

Change in fair value of cash flow hedges	(14,599)	4,105	(10,494)	(6,700)	1,884	(4,816)
Less: net cash flow hedge losses reclassified into interest income or interest expense	(7,020)	1,974	(5,046)	(13,259)	3,728	(9,531)
Net change in fair value of cash flow hedges	(7,579)	2,131	(5,448)	6,559	(1,844)	4,715

Amortization of net actuarial gains	(137)	39	(98)	(274)	77	(197)
Amortization of net prior service costs	9	(2)	7	19	(5)	14
Net change in other comprehensive income for defined benefit postretirement plans (1)	(128)	37	(91)	(255)	72	(183)
Total other comprehensive (loss) income	$(22,700)	$5,710	$(16,990)	$13,496	$(3,347)	$10,149

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(30,734)	$7,000	$(23,734)	$(112,353)	$26,063	$(86,290)
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	(30,734)	7,000	(23,734)	(112,353)	26,063	(86,290)

Change in fair value of cash flow hedges	(7,126)	2,004	(5,122)	(27,606)	7,772	(19,834)
Less: net cash flow hedge gains reclassified into interest income or interest expense	3,515	(988)	2,527	8,020	(2,255)	5,765
Net change in fair value of cash flow hedges	(10,641)	2,992	(7,649)	(35,626)	10,027	(25,599)

Amortization of net actuarial losses	158	(44)	114	317	(89)	228
Amortization of net prior service costs	9	(2)	7	19	(5)	14
Net change in other comprehensive income for defined benefit postretirement plans (1)	167	(46)	121	336	(94)	242
Total other comprehensive loss	$(41,208)	$9,946	$(31,262)	$(147,643)	$35,996	$(111,647)

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2023
Beginning balance: January 1, 2023	$(128,657)	$(36,630)	$2,203	$(163,084)
Net change in other comprehensive income (loss)	5,617	4,715	(183)	10,149
Ending balance: June 30, 2023	$(123,040)	$(31,915)	$2,020	$(152,935)
	2022
Beginning balance: January 1, 2022	$(9,667)	$14,137	$(2,287)	$2,183
Net change in other comprehensive income (loss)	(86,290)	(25,599)	242	(111,647)
Ending balance: June 30, 2022	$(95,957)	$(11,462)	$(2,045)	$(109,464)

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
    The following table summarizes the above financial instruments at the dates indicated:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Commitments to extend credit	$4,666,173	$4,566,041
Loan exposures sold with recourse	161,136	167,274
Standby letters of credit	23,931	24,941
Deferred standby letter of credit fees	227	168

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
Other Contingencies
At June 30, 2023, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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
•the instability or volatility in financial markets and unfavorable general economic or business conditions, globally, nationally or regionally, whether caused by geopolitical concerns, including as a result of the conflict between Russia and Ukraine, recent disruptions in the banking industry or other factors;
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
•a deterioration of the credit rating for U.S. long-term sovereign debt, or uncertainties surrounding the federal budget;
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

		Three Months Ended
	June 30 2023	March 31 2023	December 31 2022	September 30 2022	June 30 2022
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$3,023,072	$3,109,950	$3,129,281	$3,147,123	$2,934,956
Loans	14,139,911	13,947,952	13,928,675	13,700,350	13,675,764
Allowance for credit losses	(140,647)	(159,131)	(152,419)	(147,313)	(144,319)
Goodwill and other intangible assets	1,006,609	1,008,325	1,010,140	1,012,006	1,013,917
Total assets	19,400,931	19,442,402	19,294,174	19,703,269	19,982,450
Total deposits	15,248,051	15,272,172	15,879,007	16,338,994	16,639,548
Total borrowings	901,269	992,393	113,377	113,360	138,344
Stockholders’ equity	2,854,914	2,830,909	2,886,701	2,817,201	2,871,185
Nonperforming loans	45,702	56,235	54,881	56,017	55,915
Nonperforming assets	45,812	56,235	54,881	56,017	55,915
Income statement
Interest income	$198,693	$186,935	$184,127	$169,971	$148,123
Interest expense	46,147	27,937	15,772	7,370	3,262
Net interest income	152,546	158,998	168,355	162,601	144,861
Provision for credit losses	5,000	7,250	5,500	3,000	—
Noninterest income	30,757	28,242	32,302	28,195	27,898
Noninterest expenses	95,555	98,661	94,872	92,728	90,562
Net income	62,644	61,247	77,043	71,897	61,776
Per share data
Net income—basic	$1.42	$1.36	$1.69	$1.57	$1.32
Net income—diluted	1.42	1.36	1.69	1.57	1.32
Cash dividends declared	0.55	0.55	0.55	0.51	0.51
Book value per share	64.69	64.17	63.25	61.73	62.32
Tangible book value per share (1)	41.88	41.31	41.12	39.56	40.31
Performance ratios
Return on average assets	1.29%	1.30%	1.56%	1.43%	1.24%
Return on average common equity	8.78%	8.63%	10.70%	9.90%	8.49%
Net interest margin (on a fully tax equivalent basis)	3.54%	3.79%	3.85%	3.64%	3.27%
Dividend payout ratio	38.87%	40.99%	30.21%	32.78%	39.11%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.32%	0.40%	0.39%	0.41%	0.41%
Nonperforming assets as a percent of total assets	0.24%	0.29%	0.28%	0.28%	0.28%
Allowance for credit losses as a percent of total loans	0.99%	1.14%	1.09%	1.08%	1.06%
Allowance for credit losses as a percent of nonperforming loans	307.75%	282.98%	277.73%	262.98%	258.10%
Capital ratios

Equity to assets	14.72%	14.56%	14.96%	14.30%	14.37%
Tangible equity to tangible assets (1)	10.05%	9.89%	10.26%	9.66%	9.79%
Tier 1 leverage capital ratio	10.85%	10.78%	10.99%	10.51%	10.42%
Common equity tier 1 capital ratio	14.06%	13.83%	14.33%	13.98%	13.90%
Tier 1 risk-based capital ratio	14.06%	13.83%	14.33%	13.98%	13.90%
Total risk-based capital ratio	15.76%	15.66%	16.11%	15.71%	15.62%

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

Second Quarter 2023 Results

Net income for the three months ended June 30, 2023 was $62.6 million, or $1.42 on a diluted earnings per share basis, as compared to $61.8 million, or $1.32 on a diluted earnings per share basis, for the three months ended June 30, 2022, representing increases of 1.4% and 7.6%, respectively. Results for the six months ended June 30, 2022 reflect merger and acquisition-related costs of $7.1 million, pre-tax, associated with the acquisition of Meridian Bancorp, Inc. ("Meridian") and its subsidiary, East Boston Savings Bank ("EBSB"), which closed in the fourth quarter of 2021. Excluding these merger and acquisition costs, operating net income was $120.0 million, or $2.55 on a diluted per share basis for six months ended June 30, 2022. There were no such costs for the six months ended June 30, 2023. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

Second quarter 2023 results reflected the following key drivers:

•Disciplined loan growth;
•Stabilizing deposit balances;
•Wealth Management assets under administration increased to $6.3 billion;
•Solid fee income growth;
•Asset quality remains solid;
•Prudent expense management; 52.1% efficiency ratio;
•$0.57 tangible book value per share growth; and
•Robust capital levels

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
6
4
2
0
$17.9
$17.6
$17.2
$17.4
$17.3
$2.9
$1.4
$2.9
$10.7
$3.1
$0.8
$3.0
$10.7
$3.1
$0.2
$3.1
$10.8
$3.1
$0.3
$3.2
$10.8
$3.0
$0.2
$3.3
$10.8
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Commercial loans
Consumer loans
Other interest-earning assets
Securities

    Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and credit losses.

Funding and Net Interest Margin

    The Company's overall sources of funding reflect strong business and retail deposit growth with a management strategy of relying upon core deposit growth to substantially fund loans. Total borrowings increased by $787.9 million at June 30, 2023 as compared to December 31, 2022, primarily in response to deposit balance reductions and preemptive measures to bolster on-balance sheet liquidity in response to the high deposit risk environment experienced recently across the banking industry during the first half of 2023, as well as share repurchase activity during the first quarter of 2023. The following chart shows sources of funding and percentage of core deposits to total deposits for the trailing five quarters:

Sources of Funding
$ (Billions)
$16
$14
$12
$10
$8
$6
$4
$2
$0
200%
150%
100%
50%
0%
$16.9
$16.7
86.8%
$16.5
$16.3
87.8%
$16.1
$16.0
87.9%
$16.3
$15.3
85.6%
$16.1
$15.2
82.6%
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
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
$30.0
$20.0
$10.0
$—
$27.9
$7.8
$1.0
$9.3
$4.0
$5.8
$28.2
$8.6
$0.6
$8.4
$4.3
$6.3
$32.3
$11.3
$0.5
$10.4
$4.3
$5.8
$28.2
$8.0
$0.3
$9.8
$4.2
$5.9
$30.8
$9.8
$0.7
$10.3
$4.5
$5.5
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
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

The following chart depicts the Company's efficiency ratio (calculated by dividing noninterest expense by the sum of noninterest income and net interest income) over the past five quarters:

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

    The Company declared a quarterly cash dividend of $0.55 per share for the second quarter of 2023, representing an increase of 7.8% from the 2022 second quarter dividend rate of $0.51.

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
    The following table summarizes adjustments for noncore items for the periods indicated below and shows the reconciliation of non-GAAP measures:

	Six Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$123,891	$114,873	$2.78	$2.44
Non-GAAP adjustments
Noninterest expense components
Add: merger and acquisition expenses	—	7,100	—	0.15
Noncore increases to income before taxes	—	7,100	—	0.15
Net tax benefit associated with noncore items (1)	—	(1,995)		(0.04)
Noncore increases to net income	—	5,105	—	0.11
Operating net income (Non-GAAP)	$123,891	$119,978	$2.78	$2.55
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

    The following table summarizes the calculation of tangible common equity to tangible assets ratio and tangible book value per share and shows the reconciliation of non-GAAP measures:

	June 30 2023	March 31 2023	December 31 2022	September 30 2022	June 30 2022
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$2,854,914	$2,830,909	$2,886,701	$2,817,201	$2,871,185	(a)
Less: Goodwill and other intangibles	1,006,609	1,008,325	1,010,140	1,012,006	1,013,917
Tangible common equity (Non-GAAP)	1,848,305	1,822,584	1,876,561	1,805,195	1,857,268	(b)
Tangible assets
Assets (GAAP)	19,400,931	19,442,402	19,294,174	19,703,269	19,982,450	(c)
Less: Goodwill and other intangibles	1,006,609	1,008,325	1,010,140	1,012,006	1,013,917
Tangible assets (Non-GAAP)	$18,394,322	$18,434,077	$18,284,034	$18,691,263	$18,968,533	(d)
Common shares	44,130,901	44,114,827	45,641,238	45,634,626	46,069,761	(e)

Common equity to assets ratio (GAAP)	14.72%	14.56%	14.96%	14.30%	14.37%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	10.05%	9.89%	10.26%	9.66%	9.79%	(b/d)
Book value per share (GAAP)	$64.69	$64.17	$63.25	$61.73	$62.32	(a/e)
Tangible book value per share (Non-GAAP)	$41.88	$41.31	$41.12	$39.56	$40.31	(b/e)

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
There have been no material changes in critical accounting estimates during the first six months of 2023. Refer to "Critical Accounting Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2022 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale, and securities which management intends to hold until maturity. Securities decreased by $106.2 million, or 3.4%, at June 30, 2023 as compared to December 31, 2022, driven primarily by paydowns, calls, and maturities, partially offset by unrealized gains of $7.2 million in the available for sale portfolio. As a result, the Company's ratio of securities to total assets decreased to 15.6% at June 30, 2023 compared to 16.2% at December 31, 2022. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss ("CECL") methodology. Further details regarding the Company's measurement of expected credit losses on securities can be found in Note 3 “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

    Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. The Company originates residential loans with the intention of either selling them in the secondary market or holding them in the Company's residential real estate portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are found to be not accurate in all material respects. The Company incurred no material losses related to residential mortgage repurchases during the three and six months ended June 30, 2023 and 2022, respectively.

    The following table shows the total residential real estate loans closed and the breakdown of amounts held in portfolio or sold (or held for sale) in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Dollars in thousands)
Held in portfolio	$157,310	$225,525	$248,836	$406,050
Sold or held for sale in the secondary market	19,557	18,739	29,491	55,984
Total closed loans	$176,867	$244,264	$278,327	$462,034

    The table below reflects additional information related to the loans sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Dollars in thousands)
Sold with servicing rights released	$14,125	$21,936	$25,714	$75,800
Sold with servicing rights retained (1)	—	261	—	681
Total loans sold	$14,125	$22,197	$25,714	$76,481
(1)All loans sold with servicing rights retained during the three and six months ended June 30, 2022 were sold without recourse.
    When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneously with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $311.5 million, $327.5 million and $348.1 million at June 30, 2023, December 31, 2022, and June 30, 2022, respectively.

    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$2,810	$2,805	$2,947	$2,627
Additions	—	2	—	6
Amortization	(128)	(163)	(264)	(357)
Change in valuation allowance	90	349	89	717
Balance at end of period	$2,772	$2,993	$2,772	$2,993
See Note 7, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio Total loans at June 30, 2023 increased by $211.2 million, or 1.5%, (3.1% on an annualized basis) when compared to December 31, 2022. The commercial portfolio increased by $27.1 million, or 0.3% during the six months ended June 30, 2023, primarily reflecting strong closing activity in the commercial and industrial and commercial real estate portfolios, as well as modest growth in small business loans. On the consumer side, the vast majority of residential real estate originations were retained on the balance sheet during the six months ended June 30, 2023, resulting in growth of $185.8 million, or 9.1%, as compared to December 31, 2022.

The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types, including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of June 30, 2023:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $8.8 billion (1)

All Other: 6.8%
Healthcare: 2.8%
Hotels/Motels: 8.1%
Residential - Related: 37.5%
Industrial Warehouse: 11.9%
Strip Malls / Retail: 14.0%
Mixed Office/Retail: 4.5%
Office Buildings: 14.4%

(1)Included in the total commercial real estate balance are $1.3 billion, or 14.1%, of owner occupied commercial real estate loans.

(Dollars in thousands)
Average loan size	$1,613
Largest individual commercial real estate mortgage outstanding	$62,475
Commercial real estate nonperforming loans/commercial real estate loans	0.34%

    Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of June 30, 2023:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $1.7 billion

All Other (11 Sectors): 20.4%
Retail Trade: 21.6%
Professional, Scientific, and Technical Services: 4.6%
Finance and Insurance: 5.4%
Real Estate/Rental and Leasing: 14.8%
Manufacturing: 6.5%
Administrative Support/ Waste Mgmt/Remediation Services: 7.0%
Construction: 10.7%
Wholesale Trade: 9.0%

(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$428
Largest individual commercial and industrial loan outstanding	$37,650
Commercial and industrial nonperforming loans/commercial and industrial loans	0.19%

    The Company's consumer portfolio primarily consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines of credit that may be made as a fixed-rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for other personal needs. Other consumer loans primarily consist of installment loans and overdraft protections. The residential real estate, home equity and other consumer portfolios totaled $3.3 billion at June 30, 2023, as noted below:

Consumer Portfolio Composition
Total Portfolio of $3.3 Billion

Other consumer: 0.8%
Home equity - subordinate positions: 16.4%
Home equity - first position: 16.3%
Residential real estate: 66.5%

(Dollars in thousands)
Average loan size	$104
Largest individual consumer loan outstanding	$5,107
Consumer nonperforming loans/consumer loans	0.37%

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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	June 30 2023	December 31 2022	June 30 2022
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$3,235	$26,693	$3,518
Commercial real estate	29,910	15,730	40,074
Small business	348	104	31
Residential real estate	8,179	8,479	8,563
Home equity	3,944	3,400	3,514
Other consumer	86	475	215
Total (1)	$45,702	$54,881	$55,915
Total nonperforming loans	$45,702	$54,881	$55,915
Other real estate owned	110	—	—
Total nonperforming assets (1)	$45,812	$54,881	$55,915
Nonperforming loans as a percent of gross loans	0.32%	0.39%	0.41%
Nonperforming assets as a percent of total assets	0.24%	0.28%	0.28%

(1)Inclusive of troubled debt restructurings ("TDRs") on nonaccrual status of $11.5 million at December 31, 2022, and $1.7 million at June 30, 2022, in accordance with previously applicable accounting guidance.

    The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended		Six Months Ended
	June 30 2023	June 30 2022	June 30 2023	June 30 2022
	(Dollars in thousands)
Nonperforming assets beginning balance	$56,235	$56,618	$54,881	$27,820
New to nonperforming	18,018	2,822	23,434	36,576
Loans charged-off	(23,767)	(545)	(24,582)	(1,251)
Loans paid-off	(3,984)	(2,239)	(5,899)	(3,724)
Loans restored to performing status	(680)	(738)	(2,032)	(3,440)
Other	(10)	(3)	10	(66)
Nonperforming assets ending balance	$45,812	$55,915	$45,812	$55,915
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
The balance of allowance for credit losses decreased to $140.6 million as of June 30, 2023 compared to $152.4 million at December 31, 2022, driven primarily by outsized charge-offs and specific reserve allocations over certain commercial loans.
Management's forecast anticipates that the recent U.S. bank failures are not symptomatic of a serious broader problem in the financial system, that a full-employment economy is expected to continue, that the U.S. debt ceiling increase will have a modest dampening effect on the economy, and that home sales are expected to remain low reflecting a lack of inventory. Additionally, the allowance for credit losses is qualitatively adjusted on a quarterly basis in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.

    The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 6 - Summary Net Charge-Offs/(Recoveries) to Average Loans Outstanding

	Net Charge-Offs/(Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Commercial and industrial (1)	$23,174	$1,686,348	5.51%	$23,450	$1,652,527	2.86%
Commercial real estate	—	7,803,702	—%	—	7,788,304	—%
Commercial construction	—	1,044,650	—%	—	1,089,311	—%
Small business	51	230,371	0.09%	48	226,479	0.04%
Residential real estate	—	2,153,563	—%	—	2,105,311	—%
Home equity	(10)	1,094,329	—%	(26)	1,091,707	—%
Other consumer	269	28,863	3.74%	550	30,940	3.58%
Total	$23,484	$14,041,826	0.67%	$24,022	$13,984,579	0.35%
(1)The increase in net charge-offs during the three and six months ended June 30, 2023 was driven primarily by the full charge-off of a single large nonperforming commercial and industrial credit which had previously been fully reserved for as of March 31, 2023.

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 7 - Summary of Allocation of Allowance for Credit Losses

	June 30 2023		December 31 2022
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$15,142	12.2%	$27,559	11.7%
Commercial real estate	78,396	55.3%	77,799	55.7%
Commercial construction	9,038	7.2%	10,762	8.3%
Small business	3,606	1.7%	2,834	1.6%
Residential real estate	21,465	15.7%	20,973	14.6%
Home equity	12,433	7.7%	11,504	7.8%
Other consumer	567	0.2%	988	0.3%
Total allowance for credit losses	$140,647	100.0%	$152,419	100.0%
(1)Total loans in this category are inclusive of $5.7 million and $9.1 million in loans at June 30, 2023 and December 31, 2022, respectively, which were originated as part of the Paycheck Protection Program ("PPP") established by the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). These loans have been excluded from the credit loss calculations as these loans are 100% guaranteed by the U.S. Government.
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
Federal Home Loan Bank Stock The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. The Company's investments in FHLB of Boston stock increased to $39.5 million at June 30, 2023 compared to $5.2 million at December 31, 2022, driven by an increase in FHLB borrowings of $787.8 million during the first half of 2023.
    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $1.0 billion at both June 30, 2023 and December 31, 2022.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. In light of the turmoil experienced in the U.S. banking industry during the first half of 2023, and the related industry wide impact on bank stock valuations, the Company performed an interim goodwill impairment analysis during the quarter and determined that the Company's goodwill was not impaired as of June 30, 2023. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no other events or changes during the second quarter of 2023 that indicated impairment of goodwill and other intangible assets.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $296.7 million at June 30, 2023 compared to $293.3 million at December 31, 2022, representing an increase of $3.4 million, or 1.1%, primarily due to income earned on the policies.
The Company recorded tax exempt income from life insurance policies of $1.9 million for both the three months ended June 30, 2023 and 2022, respectively, and $3.8 million and $3.7 million for the six months ended June 30, 2023 and 2022, respectively.
Deposits As of June 30, 2023, total deposits were $15.2 billion, representing a $631.0 million, or 4.0%, decrease from December 31, 2022, primarily reflective of industry wide dislocations occurring during the first quarter of 2023, which subsequently began to stabilize during the second quarter, as well as a competitive rate environment and redeployment of customer excess liquidity due to inflationary and other factors. The total cost of deposits was 0.85% and 0.05% for the three months ended June 30, 2023 and 2022, respectively, and 0.72% and 0.05% for the six months ended June 30, 2023 and 2022, respectively. The increase in the cost of deposits was driven by the higher rate environment driven by the Federal Reserve's rate hikes over the past year.
The Company's deposits are comprised primarily of core deposits (demand, savings, and money market), as well as time deposits. Core deposits represented 82.6% and 87.9% of total deposits as of June 30, 2023 and December 31, 2022, respectively, with the 2023 first half decrease driven primarily by core deposit outflows in conjunction with growth in higher yielding time deposits. In addition, the Company may also utilize brokered deposit sources, as needed, with balances of $95.5 million and $102.6 million outstanding at June 30, 2023 and December 31, 2022, respectively.
The Company's deposit accounts are insured to the maximum extent permitted by the Deposit Insurance Fund which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The Company participates in the IntraFi Network, allowing it to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel, which is not included in the Company's core deposits, allows the Company to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market, and amounted to $822.8 million and $653.6 million at June 30, 2023 and December 31, 2022, respectively. The estimated balance of uninsured deposits at the Bank were $4.9 billion and $5.3 billion as of June 30, 2023 and December 31, 2022, respectively. Included in these amounts are $782.0 million and $605.0 million of collateralized deposits, which offer additional protection.
Borrowings  The Company's borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings were $901.3 million at June 30, 2023, representing an increase of $787.9 million as compared to December 31, 2022, driven primarily by deposit balance reductions.
Additionally, the Bank had $8.3 billion and $4.4 billion of assets pledged as collateral against borrowings at June 30, 2023 and December 31, 2022, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston and pledged amounts were proactively increased by management during the first quarter of 2023 as part of the Company's strategy to bolster off-balance sheet liquidity in response to recent industry events.

Capital Resources On June 15, 2023 the Company’s Board of Directors declared a cash dividend of $0.55 per share to shareholders of record as of the close of business on June 26, 2023. This dividend was paid on July 7, 2023.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At June 30, 2023 and December 31, 2022, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:
Table 8 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	June 30, 2023
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,262,075	15.76%	$1,148,391	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,017,970	14.06%	645,970	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,017,970	14.06%	861,293	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,017,970	10.85%	743,915	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,163,569	15.07%	$1,148,642	≥	8.0%	$1,435,802	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,030,397	14.14%	646,111	≥	4.5%	933,271	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,030,397	14.14%	861,481	≥	6.0%	1,148,642	≥	8.0%
Tier 1 capital (to average assets)	2,030,397	10.92%	744,003	≥	4.0%	930,004	≥	5.0%
	December 31, 2022
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,311,824	16.11%	$1,148,328	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,057,099	14.33%	645,935	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,057,099	14.33%	861,246	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,057,099	10.99%	748,775	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,162,752	15.07%	$1,148,329	≥	8.0%	$1,435,411	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,018,912	14.07%	645,935	≥	4.5%	933,017	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,018,912	14.07%	861,247	≥	6.0%	1,148,329	≥	8.0%
Tier 1 capital (to average assets)	2,018,912	10.78%	748,828	≥	4.0%	936,036	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At June 30, 2023, the Company's capital levels exceeded the buffer.
Dividend Restrictions The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company totaled $55.9 million and $53.2 million for the three months ended June 30, 2023 and 2022, respectively and totaled $122.2 million and $78.2 million for the six months ended June 30, 2023 and 2022, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At each of June 30, 2023 and December 31, 2022 there were $61.0 million in trust preferred securities included in the Tier 2 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management The following table presents total assets under administration and number of accounts held by the Rockland Trust Investment Management Group at the following dates:
Table 9 - Assets Under Administration

	June 30 2023	December 31 2022	June 30 2022
	(Dollars in thousands)
Assets under administration	$6,303,689	$5,792,857	$5,156,575
Number of trust, fiduciary and agency accounts	6,530	6,459	6,721
The Company's Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.

Accounts maintained by the Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. The Investment Management Group generated gross fee revenues of $8.9 million and $7.8 million for the three months ended June 30, 2023 and 2022, respectively and $17.0 million and $15.7 million for the six months ended June 30, 2023 and 2022, respectively. Total assets under administration at June 30, 2023 were $6.3 billion, including $637.0 million of investment solutions designed by Rockland Trust that are administered and executed through its agreement with LPL Financial ("LPL"), compared to $5.8 billion and $603.7 million, respectively, at December 31, 2022. The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC ("Bright Rock"), which provides institutional quality investment management services to both institutional and high net worth clients. Included in these same amounts as of June 30, 2023 and December 31, 2022 are assets under administration of $432.3 million and $390.1 million, respectively, related to Bright Rock.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.

The Bank has an agreement with LPL and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients. Retail investments and insurance revenue was $1.5 million for both the three months ended June 30, 2023 and 2022, and $3.1 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively.

RESULTS OF OPERATIONS
    The following table provides a summary of results of operations for the three and six months ended June 30, 2023 and 2022:
Table 10 - Summary of Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Net income	$62,644	$61,776	$123,891	$114,873
Diluted earnings per share	$1.42	$1.32	$2.78	$2.44
Return on average assets	1.29%	1.24%	1.29%	1.15%
Return on average equity	8.78%	8.49%	8.70%	7.82%
Net interest margin	3.54%	3.27%	3.67%	3.18%

Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the second quarter of 2023 was $153.7 million, representing an increase of $7.9 million, or 5.4%, when compared to the second quarter of 2022. For the six months ended June 30, 2023, the net interest income on a FTE basis was $313.8 million, representing an increase of $29.5 million, or 10.4%, when compared to the six months ended June 30, 2022. These year-over-year increase in net interest income were primarily attributable to the positive impact of asset repricing in the rising rate environment, partially offset by higher funding costs from elevated deposit pricing as well as increased borrowings assumed by the Company during the six months ended June 30, 2023.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the six months ended June 30, 2023 and 2022. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income tax rate that would have been paid if the income had been fully taxable.
Table 11 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended June 30
	2023			2022
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$270,443	$3,312	4.91%	$1,377,286	$2,817	0.82%
Securities
Securities - trading	4,487	—	—%	3,863	—	—%
Securities - taxable investments	3,071,752	15,581	2.03%	2,889,245	11,281	1.57%
Securities - nontaxable investments (1)	191	2	4.20%	197	3	6.11%
Total securities	$3,076,430	$15,583	2.03%	$2,893,305	$11,284	1.56%
Loans held for sale	2,977	39	5.25%	3,842	35	3.65%
Loans (2)
Commercial and industrial (1)	1,686,348	29,451	7.00%	1,537,883	17,496	4.56%
Commercial real estate (1)	7,803,702	91,813	4.72%	7,827,442	76,771	3.93%
Commercial construction	1,044,650	17,212	6.61%	1,193,353	13,456	4.52%
Small business	230,371	3,501	6.10%	203,947	2,656	5.22%
Total commercial	10,765,071	141,977	5.29%	10,762,625	110,379	4.11%
Residential real estate	2,153,563	20,943	3.90%	1,761,986	14,879	3.39%
Home equity	1,094,329	17,394	6.38%	1,046,933	9,178	3.52%
Total consumer real estate	3,247,892	38,337	4.73%	2,808,919	24,057	3.44%
Other consumer	28,863	566	7.87%	31,554	507	6.44%
Total loans	$14,041,826	$180,880	5.17%	$13,603,098	$134,943	3.98%
Total interest-earning assets	$17,391,676	$199,814	4.61%	$17,877,531	$149,079	3.34%
Cash and due from banks	178,707			190,501
Federal Home Loan Bank stock	44,619			6,249
Other assets	1,826,879			1,855,351
Total assets	$19,441,881			$19,929,632
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$5,512,995	$9,425	0.69%	$6,192,761	$710	0.05%
Money market	3,044,486	12,331	1.62%	3,486,017	607	0.07%
Time deposits	1,630,015	10,153	2.50%	1,356,507	794	0.23%
Total interest-bearing deposits	$10,187,496	$31,909	1.26%	$11,035,285	$2,111	0.08%
Borrowings
Federal Home Loan Bank borrowings	$1,068,585	$12,576	4.72%	$25,654	$123	1.92%
Junior subordinated debentures	62,856	1,044	6.66%	62,854	410	2.62%
Subordinated debentures	49,921	618	4.97%	49,825	618	4.97%
Total borrowings	$1,181,362	$14,238	4.83%	$138,333	$1,151	3.34%

Total interest-bearing liabilities	$11,368,858	$46,147	1.63%	$11,173,618	$3,262	0.12%
Noninterest bearing demand deposits	4,873,767			5,546,041
Other liabilities	336,210			290,467
Total liabilities	$16,578,835			$17,010,126
Stockholders' equity	2,863,046			2,919,506
Total liabilities and stockholders' equity	$19,441,881			$19,929,632
Net interest income (1)		$153,667			$145,817
Interest rate spread (3)			2.98%			3.22%
Net interest margin (4)			3.54%			3.27%
Supplemental information
Total deposits, including demand deposits	$15,061,263	$31,909		$16,581,326	$2,111
Cost of total deposits			0.85%			0.05%
Total funding liabilities, including demand deposits	$16,242,625	$46,147		$16,719,659	$3,262
Cost of total funding liabilities			1.14%			0.08%

(1)The total amount of adjustment to interest income and yield on a FTE basis was $1.1 million and $956,000 for the three months ended June 30, 2023 and 2022, respectively.
(2)Includes average nonaccruing loans.
(3)Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 12 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Six Months Ended June 30
	2023			2022
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$172,569	$3,977	4.65%	$1,640,264	$3,703	0.46%
Securities
Securities - trading	4,292	—	—%	3,798	—	—%
Securities - taxable investments	3,094,263	30,890	2.01%	2,808,213	21,324	1.53%
Securities - nontaxable investments (1)	192	4	4.20%	199	4	4.05%
Total securities	$3,098,747	$30,894	2.01%	$2,812,210	$21,328	1.53%
Loans held for sale	2,727	73	5.40%	6,643	99	3.01%
Loans (2)
Commercial and industrial (1)	1,652,527	56,023	6.84%	1,536,757	34,527	4.53%
Commercial real estate (1)	7,788,304	181,394	4.70%	7,869,164	152,800	3.92%
Commercial construction	1,089,311	33,679	6.23%	1,192,013	25,724	4.35%
Small business	226,479	6,720	5.98%	199,408	5,072	5.13%
Total commercial	10,756,621	277,816	5.21%	10,797,342	218,123	4.07%
Residential real estate	2,105,311	40,301	3.86%	1,705,883	28,576	3.38%
Home equity	1,091,707	33,638	6.21%	1,039,661	17,840	3.46%
Total consumer real estate	3,197,018	73,939	4.66%	2,745,544	46,416	3.41%
Other consumer	30,940	1,143	7.45%	30,690	996	6.54%
Total loans	$13,984,579	$352,898	5.09%	$13,573,576	$265,535	3.94%
Total interest-earning assets	$17,258,622	$387,842	4.53%	$18,032,693	$290,665	3.25%
Cash and due from banks	180,047			181,069
Federal Home Loan Bank stock	29,749			8,814
Other assets	1,835,669			1,853,285
Total assets	$19,304,087			$20,075,861
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$5,628,535	$16,898	0.61%	$6,224,128	$1,308	0.04%
Money market	3,143,355	22,724	1.46%	3,547,066	1,166	0.07%
Time deposits	1,462,929	14,962	2.06%	1,411,275	1,744	0.25%
Total interest-bearing deposits	$10,234,819	$54,584	1.08%	$11,182,469	$4,218	0.08%
Borrowings
Federal Home Loan Bank borrowings	$685,626	$16,220	4.77%	$25,675	$256	2.01%
Long-term borrowings	—	—	—%	4,506	31	1.39%
Junior subordinated debentures	62,856	2,045	6.56%	62,854	709	2.27%
Subordinated debentures	49,909	1,235	4.99%	49,813	1,235	5.00%
Total borrowings	$798,391	$19,500	4.93%	$142,848	$2,231	3.15%
Total interest-bearing liabilities	$11,033,210	$74,084	1.35%	$11,325,317	$6,449	0.11%
Noninterest bearing demand deposits	5,045,694			5,495,036
Other liabilities	355,097			292,023

Total liabilities	$16,434,001			$17,112,376
Stockholders' equity	2,870,086			2,963,485
Total liabilities and stockholders' equity	$19,304,087			$20,075,861
Net interest income (1)		$313,758			$284,216
Interest rate spread (3)			3.18%			3.14%
Net interest margin (4)			3.67%			3.18%
Supplemental information
Total deposit, including demand deposits	$15,280,513	$54,584		$16,677,505	$4,218
Cost of total deposits			0.72%			0.05%
Total funding liabilities, including demand deposits	$16,078,904	$74,084		$16,820,353	$6,449
Cost of total funding liabilities			0.93%			0.08%

(1)The total amount of adjustment to present interest income and yield on a FTE basis was $2.2 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively.
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
Table 13 - Volume Rate Analysis

	Three Months Ended June 30			Six Months Ended June 30
	2023 Compared To 2022			2023 Compared To 2022
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$2,759	$(2,264)	$495	$3,587	$(3,313)	$274
Securities
Securities - taxable investments	3,587	713	4,300	7,394	2,172	9,566
Securities - nontaxable investments (1)	(1)	—	(1)	—	—	—
Total securities			4,299			9,566
Loans held for sale	12	(8)	4	32	(58)	(26)
Loans
Commercial and industrial (1)	10,266	1,689	11,955	18,895	2,601	21,496
Commercial real estate (1)	15,275	(233)	15,042	30,164	(1,570)	28,594
Commercial construction	5,433	(1,677)	3,756	10,171	(2,216)	7,955
Small business	501	344	845	959	689	1,648
Total commercial			31,598			59,693
Residential real estate	2,757	3,307	6,064	5,034	6,691	11,725
Home equity	7,801	415	8,216	14,905	893	15,798
Total consumer real estate			14,280			27,523
Other consumer	102	(43)	59	139	8	147
Total loans (1)(2)			45,937			87,363
Total income of interest-earning assets			$50,735			$97,177
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$8,793	$(78)	$8,715	$15,715	$(125)	$15,590
Money market	11,801	(77)	11,724	21,691	(133)	21,558
Time certificates of deposits	9,199	160	9,359	13,154	64	13,218
Total interest bearing deposits			29,798			50,366
Borrowings
Federal Home Loan Bank borrowings	7,453	5,000	12,453	9,384	6,580	15,964
Long-term borrowings	—	—	—	—	(31)	(31)
Junior subordinated debentures	634	—	634	1,336	—	1,336
Subordinated debentures	(1)	1	—	(2)	2	—
Total borrowings			13,087			17,269
Total expense of interest-bearing liabilities			42,885			67,635
Change in net interest income			$7,850			$29,542

(1)Reflects income determined on a FTE basis. See footnote (1) to Tables 11 and 12 in this Report for the related adjustments.
(2)Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an appropriate level of allowance for credit losses. The Company recorded a provision for credit loss of $5.0 million and $12.3 million for the three and six months ended June 30, 2023, respectively, as compared to no provision for the three months ended June 30, 2022 and a release of provision for credit loss of $2.0 million for the six months ended June 30, 2022. The provision for credit losses for the first half of 2023 was driven primarily by reserve allocations associated with one large commercial and industrial credit which was fully reserved for as of March 31, 2023 and subsequently charged off during the second quarter, as well as a single large commercial real estate credit that migrated to non-performing status during the second quarter of 2023, as well as additional provisioning for loan growth. The Company’s allowance for credit losses as a percentage of total loans, was 0.99%, 1.09%, and 1.06% at June 30, 2023, December 31, 2022, and June 30, 2022, respectively. The Company recorded net charge-offs of $23.5 million and $24.0 million for the three and six months ended June 30, 2023, respectively, as compared to net charge-offs of $199,000 and $603,000 for the three and six months ended June 30, 2022, respectively. Refer to Note 4 "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses for the period.
Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 14 - Noninterest Income

	Three Months Ended
	June 30		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Deposit account fees	$5,508	$5,828	$(320)	(5.49)%
Interchange and ATM fees	4,478	4,027	451	11.20%
Investment management	10,348	9,329	1,019	10.92%
Mortgage banking income	670	1,042	(372)	(35.70)%
Gain on life insurance benefits	176	123	53	43.09%
Increase in cash surrender value of life insurance policies	1,940	1,871	69	3.69%
Loan level derivative income	1,275	436	839	192.43%
Other noninterest income	6,362	5,242	1,120	21.37%
Total	$30,757	$27,898	$2,859	10.25%

	Six Months Ended
	June 30		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Deposit account fees	$11,424	$11,321	$103	0.91%
Interchange and ATM fees	8,662	7,636	1,026	13.44%
Investment management	20,127	18,002	2,125	11.80%
Mortgage banking income	978	2,404	(1,426)	(59.32)%
Gain on life insurance benefits	187	123	64	52.03%
Increase in cash surrender value of life insurance policies	3,794	3,666	128	3.49%
Loan level derivative income	1,683	1,040	643	61.83%
Other noninterest income	12,144	9,978	2,166	21.71%
Total	$58,999	$54,170	$4,829	8.91%

The primary reasons for the variances in the noninterest income categories shown in the preceding table include:
•Deposit account fees decreased during the three months ended June 30, 2023 as compared to the same prior year period, driven primarily by reduced overdraft fees stemming from the Company's policy changes, which went into effect in March 2023. For the six months ended June 30, 2023, deposit account fees were largely consistent with prior year as cash management fees partially offset the impact of the aforementioned policy changes.

•Interchange and ATM fees for the three and six months ended June 30, 2023 increased as compared to the same prior year periods due primarily to higher volumes.
•Investment management income increased driven primarily by higher levels of assets under administration, which increased by $1.1 billion, or 22.2%, to $6.3 billion at June 30, 2023 as compared to $5.2 billion at June 30, 2022, as well as strong retail and insurance commission income during the first half of 2023.
•Mortgage banking income decreased for the three and six months ended June 30, 2023 in comparison to the same prior year periods, primarily reflecting overall reduced saleable volumes from rising interest rate environment.
•Loan level derivative income increased for the three and six months ended June 30, 2023 in comparison to the same prior year periods due to higher customer demand.
•Other noninterest income increased for the three and six months ended June 30, 2023, primarily attributable to interest income recognized from income tax return refunds received during the second quarter of 2023, increased unrealized gains on equity securities, and FHLB dividend income. The six months ended June 30, 2023 also reflected increased rental income from equipment leases as compared to the same prior year period.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 15 - Noninterest Expense

	Three Months Ended
	June 30		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$53,975	$49,538	$4,437	8.96%
Occupancy and equipment expenses	12,385	11,637	748	6.43%
Data processing & facilities management	2,530	2,247	283	12.59%
Software maintenance	3,134	2,645	489	18.49%
FDIC assessment	2,674	1,743	931	53.41%
Debit card expense	2,217	1,861	356	19.13%
Consulting expense	1,935	2,760	(825)	(29.89)%
Amortization of intangible assets	1,716	1,902	(186)	(9.78)%
Other noninterest expenses	14,989	16,229	(1,240)	(7.64)%
Total	$95,555	$90,562	$4,993	5.51%

	Six Months Ended
	June 30		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$110,950	$98,249	$12,701	12.93%
Occupancy and equipment expenses	25,207	24,939	268	1.07%
Data processing & facilities management	5,057	4,619	438	9.48%
Software maintenance	6,083	5,209	874	16.78%
FDIC assessment	5,284	3,548	1,736	48.93%
Debit card expense	4,388	3,626	762	21.01%
Consulting expense	4,012	4,510	(498)	(11.04)%
Amortization of intangible assets	3,531	3,903	(372)	(9.53)%
Merger and acquisition expenses	—	7,100	(7,100)	(100.00)%
Other noninterest expenses	29,704	30,359	(655)	(2.16)%
Total	$194,216	$186,062	$8,154	4.38%

The primary reasons for the variances in the noninterest expense categories shown in the preceding table include:
•The increase in salaries and employee benefits was primarily attributable to non-recurring CEO transition related expenses incurred during the first quarter of 2023, as well as increases in general salaries, equity compensation, payroll taxes, and medical plan insurance, partially offset by decreases in incentive compensation.
•Occupancy and equipment expenses increased for both the three and six months ended June 30, 2023, driven primarily by increased utilities costs, equipment and furniture, and depreciation on leased equipment, partially offset by reduced snow removal costs.
•Software maintenance increased primarily due to the Company's continued investment in its technology infrastructure.
•FDIC assessment increased primarily due to increased assessment rates.
•Debit card expense increased due to higher processing fees driven by increased volume.

•Consulting expense decreased for the three and six months ended June 30, 2023 as compared to the same prior year period due primarily to the timing of strategic initiatives.
•The Company incurred merger and acquisition costs related to the Meridian acquisition of $7.1 million during the first quarter of 2022, primarily related to lease terminations associated with exited branch locations, along with additional integration costs and professional fees. No such costs were incurred during the first half of 2023.
•Other noninterest expense decreased for the three and six months ended June 30, 2023, primarily due to decreases in unrealized losses on equity securities, partially offset by increased sponsorships and legal costs during the first half of 2023.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 16 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
	(Dollars in thousands)
Combined federal and state income tax provision	$20,104	$20,421	$40,186	$37,528
Effective income tax rate	24.30%	24.84%	24.49%	24.62%
Blended statutory tax rate	27.85%	27.11%	27.85%	27.11%

The Company’s effective tax rate in 2023 thus far is consistent with the year ago period. The effective tax rates in the table above are lower than the blended statutory tax rates due to the impact of discrete items, including tax benefits related to low income housing tax credits and equity compensation, as well as certain tax preference assets such as life insurance policies, tax exempt bonds, and federal tax credits.

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2040, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $212.8 million, of which $156.2 million had been funded as of June 30, 2023. It is expected that the limited partnership investments will generate a net tax benefit of approximately $3.5 million for the fiscal year 2023 and a total of $25.6 million over the remaining life of the investments from the combination of the tax credits and operating losses.
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

The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available FHLB funding, less short-term liabilities relative to total assets, was within policy limits at June 30, 2023. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit include FHLB collateral requirements, securities portfolio changes, and the mix of deposits.

The Company prioritizes core deposits as a primary funding source and continues to maintain a variety of available liquidity sources, including FHLB advances, Federal Reserve borrowing capacity, and repurchase agreement lines. These funding sources serve as a contingent source of liquidity and, when profitable lending and investment opportunities exist, the Company may access them to provide the liquidity needed to grow the balance sheet. The amount and type of assets that the Company has available to pledge affects the Company's FHLB and Federal Reserve borrowing capacity. For example, a prime one-to-four family residential loan may provide 75 cents of borrowing capacity for every $1.00 pledged, whereas a pledged commercial loan may increase borrowing capacity in a lower amount. The Company’s lending decisions, therefore, can also affect its liquidity position.

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

The following table depicts current and unused liquidity capacity from various sources as of the dates indicated:

Table 17 - Liquidity Sources

	June 30, 2023		December 31, 2022
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$788,479	$1,811,264	$637	$1,808,729
Federal Reserve Bank of Boston (2)	—	2,992,507	—	1,210,451
Unpledged Securities	—	1,156,251	—	2,144,235
Line of Credit	—	85,000	—	85,000
Junior subordinated debentures (3)	62,857	—	62,855	—
Subordinated debt (3)	49,933	—	49,885	—
Reciprocal deposits (3)	822,807	—	653,638	—
Brokered deposits (3)	95,465	—	102,643	—
	$1,819,541	$6,045,022	$869,658	$5,248,415

(1)Loans with a carrying value of $3.7 billion and $2.7 billion at June 30, 2023 and December 31, 2022, respectively, were pledged to the FHLB of Boston.
(2)Loans with a carrying value of $4.6 billion and $1.7 billion at June 30, 2023 and December 31, 2022, respectively, were pledged to the Federal Reserve Bank of Boston.
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

In response to the recent turmoil within the banking industry, the Company has operated under its Liquidity Contingency Plan, resulting in various immediate action items taken during the first quarter. From a liquidity management perspective, the Company proactively borrowed under its existing FHLB capacity to increase current cash on hand to improve direct on balance sheet liquidity, while also pledging additional assets to increase overall borrowing capacity. During the second quarter of 2023, the Company reduced its proactive borrowing position in conjunction with an overall stabilization in deposit balances. The Company continues to monitor both on and off balance sheet liquidity sources to understand vulnerabilities through the application of various stress testing scenarios and other analyses.

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
The relative results of all scenarios and the impact to net interest income as they compare to the year 1 base scenario are outlined in the table below:
Table 18 - Interest Rate Sensitivity

	June 30
	2023	2022
	Year 1	Year 1
Parallel rate shocks (basis points)
-300	(6.9)%	n/a
-200	(2.3)%	(13.4)%
-100	(0.2)%	(7.2)%
+100	(1.3)%	4.1%
+200	(3.8)%	7.5%
+300	(5.2)%	11.5%
+400	(6.7)%	15.3%

Gradual rate shifts (basis points)
-200 over 12 months	(1.0)%	(6.0)%
-100 over 12 months	(0.4)%	(3.0)%
+200 over 12 months	0.4%	4.0%
+400 over 24 months	0.4%	4.0%

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

The most significant market factors affecting the Company’s net interest income during the six months ended June 30, 2023 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate, LIBOR rates, the secured overnight financing rates ("SOFR"), and interest rates offered on long-term fixed rate loans.

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

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Information
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet arrangements during the three months ended June 30, 2023.
See Note 7, "Derivative and Hedging Activities" and Note 11, "Commitments and Contingencies" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended June 30, 2023.

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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At June 30, 2023, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

    The section titled Risk Factors in Part I, Item 1A of the 2022 Form 10-K, as updated in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 ("First Quarter 2023 Form 10-Q"), includes a discussion of the material risks and uncertainties the Company faces, any one or more of which could have a material adverse effect on the Company's business, results of operations, or financial condition (including capital and liquidity).
As of the date of this Report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of the 2022 Form 10-K as updated by the below Risk Factor set forth in the First Quarter 2023 Form 10-Q.
Risks Related to Recent Events Impacting the Financial Services Industry

Recent events impacting the financial services industry, including several high profile bank failures, have resulted in decreased confidence in banks among depositors, investors and other counterparties, as well as significant disruption, volatility and depressed valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in increased unrealized losses on certain investment securities, increased competition for bank deposits and may increase the risk of a potential recession. These recent events have, and could continue to adversely impact the market price and volatility of the Company’s common stock. Additionally, the cost of resolving recent bank failures has prompted the FDIC to recently announce plans to collect an additional special assessments. These recent events may also result in potentially adverse changes to laws or regulations applicable to the Company, which could have a material impact on the Company’s business and result in increased costs necessary to comply with any such changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2023:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan or Program
Period
April 1 to April 30, 2023	47	$62.86	—	$—
May 1 to May 31, 2023	—	$—	—	$—
June 1 to June 30, 2023	80	$45.22	—	$—
Total	127	$51.75	—
(1)These shares were surrendered in connection with the exercise and/or vesting of equity compensation grants to satisfy related tax withholding obligations.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - Not Applicable.

Item 5. Other Information

(a)None

(b)None

(c)Insider Rule 10b5-1 Trading Plans. During the quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index

No.	Exhibit

10.1	Independent Bank Corp. 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on May 18, 2023). #
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith

+	Furnished herewith
#	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

August 3, 2023	/s/ Jeffrey J. Tengel
Jeffrey J. Tengel President and Chief Executive Officer (Principal Executive Officer)

August 3, 2023	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)