Form 10-Q
period 2023-09-30
INDEPENDENT BANK CORP
filed 2023-11-02
CIK 776901

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of November 1, 2023, there were 43,853,307 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	September 30 2023	December 31 2022
Assets
Cash and due from banks	$176,930	$175,843
Interest-earning deposits with banks	43,198	177,090
Securities
Trading	4,476	3,888
Equity	21,475	21,119
Available for sale (amortized cost $1,524,555 and $1,566,779)	1,353,744	1,399,154
Held to maturity (fair value $1,384,430 and $1,524,710)	1,594,279	1,705,120
Total securities	2,973,974	3,129,281
Loans held for sale (at fair value)	3,998	2,803
Loans
Commercial and industrial	1,653,003	1,635,103
Commercial real estate	7,896,230	7,760,230
Commercial construction	965,442	1,154,413
Small business	245,335	219,102
Residential real estate	2,338,102	2,035,524
Home equity - first position	529,938	566,166
Home equity - subordinate positions	565,617	522,584
Other consumer	30,568	35,553
Total loans	14,224,235	13,928,675
Less: allowance for credit losses	(140,569)	(152,419)
Net loans	14,083,666	13,776,256
Federal Home Loan Bank stock	43,878	5,218
Bank premises and equipment, net	191,560	196,504
Goodwill	985,072	985,072
Other intangible assets	19,825	25,068
Cash surrender value of life insurance policies	295,670	293,323
Other assets	550,338	527,716
Total assets	$19,368,109	$19,294,174
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$4,796,148	$5,441,584
Savings and interest checking accounts	5,398,322	5,898,009
Money market	2,852,293	3,343,673
Time certificates of deposit	2,012,763	1,195,741
Total deposits	15,059,526	15,879,007
Borrowings
Federal Home Loan Bank borrowings	887,548	637
Junior subordinated debentures (less unamortized debt issuance costs of $31 and $33)	62,857	62,855

Subordinated debentures (less unamortized debt issuance costs of $43 and $115)	49,957	49,885
Total borrowings	1,000,362	113,377
Other liabilities	422,813	415,089
Total liabilities	16,482,701	16,407,473
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 44,141,973 shares at September 30, 2023 and 45,641,238 shares at December 31, 2022 (includes 162,464 and 135,712 shares of unvested participating restricted stock awards, respectively)	440	455
Value of shares held in rabbi trust at cost: 81,943 shares at September 30, 2023 and 80,965 shares at December 31, 2022	(3,335)	(3,227)
Deferred compensation and other retirement benefit obligations	3,335	3,227
Additional paid in capital	1,999,448	2,114,888
Retained earnings	1,046,266	934,442
Accumulated other comprehensive loss, net of tax	(160,746)	(163,084)
Total stockholders’ equity	2,885,408	2,886,701
Total liabilities and stockholders' equity	$19,368,109	$19,294,174
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Interest income
Interest and fees on loans	$187,145	$150,157	$537,830	$413,770
Taxable interest and dividends on securities	14,817	13,243	45,707	34,567
Nontaxable interest and dividends on securities	1	1	4	4
Interest on loans held for sale	60	51	133	150
Interest on federal funds sold and short-term investments	905	6,519	4,882	10,222
Total interest and dividend income	202,928	169,971	588,556	458,713
Interest expense
Interest on deposits	40,713	6,109	95,297	10,327
Interest on borrowings	12,335	1,261	31,835	3,492
Total interest expense	53,048	7,370	127,132	13,819
Net interest income	149,880	162,601	461,424	444,894
Provision for credit losses	5,500	3,000	17,750	1,000
Net interest income after provision for credit losses	144,380	159,601	443,674	443,894
Noninterest income
Deposit account fees	5,936	6,261	17,360	17,582
Interchange and ATM fees	4,808	4,331	13,470	11,967
Investment management	10,246	8,436	30,373	26,438
Mortgage banking income	739	585	1,717	2,989
Increase in cash surrender value of life insurance policies	1,983	1,883	5,777	5,549
Gain on life insurance benefits	1,924	477	2,111	600
Loan level derivative income	842	471	2,525	1,511
Other noninterest income	7,065	5,751	19,209	15,729
Total noninterest income	33,543	28,195	92,542	82,365
Noninterest expenses
Salaries and employee benefits	54,797	52,708	165,747	150,957
Occupancy and equipment expenses	12,321	12,316	37,528	37,255
Data processing and facilities management	2,404	2,259	7,461	6,878
Consulting expense	2,753	2,547	6,765	7,057
Software maintenance	3,324	2,497	9,407	7,706
Debit card expense	2,319	1,936	6,707	5,562
Amortization of intangible assets	1,712	1,898	5,243	5,801
FDIC assessment	2,727	1,677	8,011	5,225
Merger and acquisition expense	—	—	—	7,100
Other noninterest expenses	15,425	14,890	45,129	45,249
Total noninterest expenses	97,782	92,728	291,998	278,790
Income before income taxes	80,141	95,068	244,218	247,469
Provision for income taxes	19,333	23,171	59,519	60,699
Net income	$60,808	$71,897	$184,699	$186,770
Basic earnings per share	$1.38	$1.57	$4.16	$4.01
Diluted earnings per share	$1.38	$1.57	$4.16	$4.00
Weighted average common shares (basic)	44,135,487	45,839,555	44,419,731	46,618,209
Common share equivalents	11,417	16,856	12,851	17,221
Weighted average common shares (diluted)	44,146,904	45,856,411	44,432,582	46,635,430
Cash dividends declared per common share	$0.55	$0.51	$1.65	$1.53
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Net income	$60,808	$71,897	$184,699	$186,770
Other comprehensive (loss) income, net of tax
Net change in fair value of securities available for sale	(7,921)	(42,582)	(2,304)	(128,872)
Net change in fair value of cash flow hedges	202	(27,144)	4,917	(52,743)
Net change in other comprehensive income for defined benefit postretirement plans	(92)	121	(275)	363
Total other comprehensive (loss) income	(7,811)	(69,605)	2,338	(181,252)
Total comprehensive income	$52,997	$2,292	$187,037	$5,518
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2023 and 2022
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance June 30, 2023	44,130,901	$440	$(3,289)	$3,289	$1,997,674	$1,009,735	$(152,935)	$2,854,914
Net income	—	—	—	—	—	60,808	—	60,808
Other comprehensive loss	—	—	—	—	—	—	(7,811)	(7,811)
Common dividend declared ($0.55 per share)	—	—	—	—	—	(24,277)	—	(24,277)
Proceeds from exercise of stock options, net of cash paid	1,572	—	—	—	1	—	—	1
Stock based compensation	—	—	—	—	1,128	—	—	1,128
Restricted stock awards issued, net of awards surrendered	(4,838)	—	—	—	(26)	—	—	(26)
Shares issued under direct stock purchase plan	14,338	—	—	—	671	—	—	671
Deferred compensation and other retirement benefit obligations	—	—	(46)	46	—	—	—	—
Balance September 30, 2023	44,141,973	$440	$(3,335)	$3,335	$1,999,448	$1,046,266	$(160,746)	$2,885,408

Balance June 30, 2022	46,069,761	$459	$(3,196)	$3,196	$2,146,333	$833,857	$(109,464)	$2,871,185
Net income	—	—	—	—	—	71,897	—	71,897
Other comprehensive loss	—	—	—	—	—	—	(69,605)	(69,605)
Common dividend declared ($0.51 per share)	—	—	—	—	—	(23,251)	—	(23,251)
Stock based compensation	—	—	—	—	1,017	—	—	1,017
Restricted stock awards issued, net of awards surrendered	296	—	—	—	—	—	—	—
Shares issued under direct stock purchase plan	7,541	—	—	—	606	—	—	606
Shares repurchased under share repurchase program	(442,972)	(5)			(34,643)			(34,648)
Deferred compensation and other retirement benefit obligations	—	—	(43)	43	—	—	—	—
Balance September 30, 2022	45,634,626	$454	$(3,239)	$3,239	$2,113,313	$882,503	$(179,069)	$2,817,201

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2023 and 2022
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2022	45,641,238	$455	$(3,227)	$3,227	$2,114,888	$934,442	$(163,084)	$2,886,701
Net income	—	—	—	—	—	184,699	—	184,699
Other comprehensive income	—	—	—	—	—	—	2,338	2,338
Common dividend declared ($1.65 per share)	—	—	—	—	—	(72,875)	—	(72,875)
Proceeds from exercise of stock options, net of cash paid	3,238	—	—	—	81	—	—	81
Stock based compensation	—	—	—	—	4,721	—	—	4,721
Restricted stock awards issued, net of awards surrendered	81,721	1	—	—	(1,137)	—	—	(1,136)
Shares issued under direct stock purchase plan	32,809	—	—	—	1,990	—	—	1,990
Shares repurchased under share repurchase program (1)	(1,617,033)	(16)	—	—	(121,095)	—	—	(121,111)
Deferred compensation and other retirement benefit obligations	—	—	(108)	108	—	—	—	—
Balance September 30, 2023	44,141,973	$440	$(3,335)	$3,335	$1,999,448	$1,046,266	$(160,746)	$2,885,408

Balance December 31, 2021	47,349,778	$472	$(3,146)	$3,146	$2,249,078	$766,716	$2,183	$3,018,449
Net income	—	—	—	—	—	186,770	—	186,770
Other comprehensive loss	—	—	—	—	—	—	(181,252)	(181,252)
Common dividend declared ($1.53 per share)	—	—	—	—	—	(70,983)	—	(70,983)
Stock based compensation	—	—	—	—	3,483	—	—	3,483
Restricted stock awards issued, net of awards surrendered	50,096	—	—	—	(1,085)	—	—	(1,085)
Shares issued under direct stock purchase plan	21,717	—	—	—	1,765	—	—	1,765
Shares repurchased under share repurchase program	(1,786,965)	(18)	—	—	(139,928)	—	—	(139,946)
Deferred compensation and other retirement benefit obligations	—	—	(93)	93	—	—	—	—
Balance September 30, 2022	45,634,626	$454	$(3,239)	$3,239	$2,113,313	$882,503	$(179,069)	$2,817,201
(1)     Inclusive of $1.2 million impact of excise tax attributable to shares repurchased under the share repurchase program during the nine months ended September 30, 2023.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Nine Months Ended
	September 30
	2023	2022
Cash flow from operating activities
Net income	$184,699	$186,770
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,575	29,528
Change in unamortized net loan costs and fees	(1,199)	(6,397)
Accretion of acquired loans	(1,057)	(65)
Provision for credit losses	17,750	1,000
Deferred income tax expense	13	271
Net (gain) loss on equity securities	(272)	2,819
Net loss on bank premises and equipment	304	217
Realized gain on sale leaseback transaction	(193)	(433)
Stock based compensation	4,721	3,483
Increase in cash surrender value of life insurance policies	(5,786)	(5,549)
Gain on life insurance benefits	(2,111)	(600)
Operating lease payments	(10,381)	(15,867)
Change in fair value on loans held for sale	31	620
Net change in:
Trading assets	(588)	182
Loans held for sale	(1,226)	18,959
Other assets	(2,317)	32,252
Other liabilities	13,526	58,669
Total adjustments	38,790	119,089
Net cash provided by operating activities	223,489	305,859
Cash flows used in investing activities
Proceeds from sales of equity securities	—	30
Purchases of equity securities	(440)	(471)
Proceeds from maturities and principal repayments of securities available for sale	42,087	100,790
Purchases of securities available for sale	—	(123,289)
Proceeds from maturities and principal repayments of securities held to maturity	114,698	132,997
Purchases of securities held to maturity	—	(763,987)
Net (purchases) redemptions of Federal Home Loan Bank stock	(38,660)	6,189
Investments in low income housing projects	(20,086)	(14,896)
Purchases of life insurance policies	(114)	(115)
Proceeds from life insurance policies	3,934	2,273
Net increase in loans	(322,904)	(107,211)
Purchases of bank premises and equipment	(9,541)	(18,019)
Proceeds from the sale of bank premises and equipment	104	1,228
Net cash used in investing activities	(230,922)	(784,481)
Cash flows used in financing activities
Net increase (decrease) in time deposits	816,896	(351,458)
Net decrease in other deposits	(1,636,503)	(225,519)

Net advances from (repayments of) short-term Federal Home Loan Bank borrowings	887,000	(25,000)
Repayments of long-term debt, net of issuance costs	—	(14,063)
Net proceeds from exercise of stock options	80	—
Restricted stock awards issued, net of awards surrendered	(1,143)	(1,085)
Proceeds from shares issued under direct stock purchase plan	1,977	1,765
Payments for shares repurchased under share repurchase program	(119,951)	(139,946)
Common dividends paid	(73,728)	(70,460)
Net cash used in financing activities	(125,372)	(825,766)
Net decrease in cash and cash equivalents	(132,805)	(1,304,388)
Cash and cash equivalents at beginning of year	352,933	2,240,684
Cash and cash equivalents at end of period	$220,128	$936,296
Supplemental schedule of noncash investing and financing activities
Net increase in capital commitments relating to low income housing project investments	$15,718	$4,408
Recognition of operating lease at commencement and/or at extension	$5,747	$14,124
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the "2022 Form 10-K").

NOTE 2 - SECURITIES

Trading Securities
The Company had trading securities of $4.5 million and $3.9 million as of September 30, 2023 and December 31, 2022, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $21.5 million and $21.1 million as of September 30, 2023 and December 31, 2022, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the consolidated statements of income that relate to equity securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
	Dollars in thousands
Net (losses) gains recognized during the period on equity securities	$(363)	$(742)	272	(2,819)
Less: net (losses) gains recognized during the period on equity securities sold during the period	(34)	—	(33)	8
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(329)	$(742)	$305	$(2,827)
Available for Sale Securities
The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	September 30, 2023					December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$230,387	$—	$(30,877)	$—	$199,510	$230,936	$—	$(28,636)	$—	$202,300
U.S. treasury securities	874,463	—	(75,576)	—	798,887	874,035	—	(82,694)	—	791,341
Agency mortgage-backed securities	326,318	2	(51,612)	—	274,708	359,068	54	(45,434)	—	313,688
Agency collateralized mortgage obligations	37,159	—	(3,510)	—	33,649	41,874	—	(3,031)	—	38,843
State, county, and municipal securities	194	—	(10)	—	184	193	—	(2)	—	191
Pooled trust preferred securities issued by banks and insurers	1,204	—	(161)	—	1,043	1,203	—	(169)	—	1,034
Small business administration pooled securities	54,830	—	(9,067)	—	45,763	59,470	—	(7,713)	—	51,757
Total available for sale securities	$1,524,555	$2	$(170,813)	$—	$1,353,744	$1,566,779	$54	$(167,679)	$—	$1,399,154

Excluded from the table above is accrued interest on available for sale securities of $3.9 million and $3.6 million at September 30, 2023 and December 31, 2022, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities during the three and nine months ended September 30, 2023 and 2022. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at September 30, 2023 and December 31, 2022.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three and nine months ended September 30, 2023 and 2022, and therefore no gains or losses were realized during the periods presented.

The following tables show the gross unrealized losses and fair value of the Company’s available for sale securities in an unrealized loss position as of the dates indicated. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2023
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$199,509	$(30,877)	$199,509	$(30,877)
U.S. treasury securities	18	—	—	798,887	(75,576)	798,887	(75,576)
Agency mortgage-backed securities	133	3,182	(67)	271,047	(51,545)	274,229	(51,612)
Agency collateralized mortgage obligations	13	2,530	(35)	31,119	(3,475)	33,649	(3,510)
State, county, and municipal securities	1	184	(10)	—	—	184	(10)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,043	(161)	1,043	(161)
Small business administration pooled securities	8	—	—	45,763	(9,067)	45,763	(9,067)
Total impaired available for sale securities	183	$5,896	$(112)	$1,347,368	$(170,701)	$1,353,264	$(170,813)

	December 31, 2022
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$60,575	$(7,292)	$141,725	$(21,344)	$202,300	$(28,636)
U.S. treasury securities	18	43,035	(6,350)	748,306	(76,344)	791,341	(82,694)
Agency mortgage-backed securities	123	155,944	(15,186)	154,653	(30,248)	310,597	(45,434)
Agency collateralized mortgage obligations	13	38,843	(3,031)	—	—	38,843	(3,031)
State, county, and municipal securities	1	191	(2)	—	—	191	(2)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,034	(169)	1,034	(169)
Small business administration pooled securities	8	34,511	(3,550)	17,246	(4,163)	51,757	(7,713)
Total impaired available for sale securities	173	$333,099	$(35,411)	$1,062,964	$(132,268)	$1,396,063	$(167,679)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments during the three and nine months ended September 30, 2023 and 2022. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at September 30, 2023:
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

Held to Maturity Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized at the dates indicated:

	September 30, 2023					December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$29,961	$—	$(1,619)	$—	$28,342	$31,258	$—	$(2,222)	$—	$29,036
U.S. treasury securities	100,693	—	(12,362)	—	88,331	100,634	—	(11,755)	—	88,879
Agency mortgage-backed securities	839,945	5	(97,955)	—	741,995	898,927	408	(83,383)	—	815,952
Agency collateralized mortgage obligations	490,011	—	(85,867)	—	404,144	535,971	—	(77,554)	—	458,417
Single issuer trust preferred securities issued by banks	1,500	—	(165)	—	1,335	1,500	8	—	—	1,508
Small business administration pooled securities	132,169	—	(11,886)	—	120,283	136,830	313	(6,225)	—	130,918
Total held to maturity securities	$1,594,279	$5	$(209,854)	$—	$1,384,430	$1,705,120	$729	$(181,139)	$—	$1,524,710
Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three and nine months ended September 30, 2023 and 2022. Excluded from the table above is accrued interest on held to maturity securities of $4.6 million and $4.4 million as of September 30, 2023 and December 31, 2022, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities during the three and nine months ended September 30, 2023 and 2022. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at September 30, 2023 and December 31, 2022.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three and nine months ended September 30, 2023 and 2022, and therefore no gains or losses were realized for such periods.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of September 30, 2023, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of available for sale and held to maturity securities as of September 30, 2023 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$166,540	$145,530	$63,847	$53,980	$—	$—	$230,387	$199,510
U.S. treasury securities	199,926	195,410	674,537	603,477	—	—	—	—	874,463	798,887
Agency mortgage-backed securities	7,100	7,047	87,234	77,321	95,989	79,094	135,995	111,246	326,318	274,708
Agency collateralized mortgage obligations	—	—	—	—	3,010	2,681	34,149	30,968	37,159	33,649
State, county, and municipal securities	—	—	194	184	—	—	—	—	194	184
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,204	1,043	1,204	1,043
Small business administration pooled securities	—	—	—	—	—	—	54,830	45,763	54,830	45,763
Total available for sale securities	$207,026	$202,457	$928,505	$826,512	$162,846	$135,755	$226,178	$189,020	$1,524,555	$1,353,744
Held to maturity securities
U.S. government agency securities	$—	$—	$29,961	$28,342	$—	$—	$—	$—	$29,961	$28,342
U.S. treasury securities	—	—	99,701	87,547	992	784	—	—	100,693	88,331
Agency mortgage-backed securities	—	—	303,005	279,374	333,049	280,954	203,891	181,667	839,945	741,995
Agency collateralized mortgage obligations	—	—	43,985	40,115	40,959	35,101	405,067	328,928	490,011	404,144
Single issuer trust preferred securities issued by banks	—	—	1,500	1,335	—	—	—	—	1,500	1,335
Small business administration pooled securities	—	—	—	—	6,305	5,628	125,864	114,655	132,169	120,283
Total held to maturity securities	$—	$—	$478,152	$436,713	$381,305	$322,467	$734,822	$625,250	$1,594,279	$1,384,430
Total	$207,026	$202,457	$1,406,657	$1,263,225	$544,151	$458,222	$961,000	$814,270	$3,118,834	$2,738,174
Included in the table above are $24.7 million of callable securities at September 30, 2023.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $1.8 billion and $959.8 million at September 30, 2023 and December 31, 2022, respectively.
At September 30, 2023 and December 31, 2022, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

NOTE 3 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended September 30, 2023
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$15,142	$78,396	$9,038	$3,606	$21,465	$12,433	$567	$140,647
Charge-offs	—	(5,072)	—	(112)	—	—	(834)	(6,018)
Recoveries	111	—	—	35	—	12	282	440
Provision for (release of) credit losses	1,681	1,078	(208)	385	1,682	101	781	5,500
Ending balance (1)	$16,934	$74,402	$8,830	$3,914	$23,147	$12,546	$796	$140,569

	Three Months Ended September 30, 2022
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$14,107	$83,456	$11,710	$2,784	$19,750	$11,740	$772	$144,319
Charge-offs	—	(62)	—	—	—	—	(679)	(741)
Recoveries	2	330	—	88	—	65	251	736
Provision for (release of) credit losses	6,060	(3,688)	(291)	(248)	852	(154)	469	3,000
Ending balance (1)	$20,169	$80,036	$11,419	$2,624	$20,602	$11,651	$812	$147,313

	Nine Months Ended September 30, 2023
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$27,559	$77,799	$10,762	$2,834	$20,973	$11,504	$988	$152,419
Charge-offs	(23,471)	(5,072)	—	(199)	—	—	(1,858)	(30,600)
Recoveries	132	—	—	74	—	38	756	1,000
Provision for (release of) credit losses	12,714	1,675	(1,932)	1,205	2,174	1,004	910	17,750
Ending balance (1)	$16,934	$74,402	$8,830	$3,914	$23,147	$12,546	$796	$140,569

	Nine Months Ended September 30, 2022
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$14,402	$83,486	$12,316	$3,508	$14,484	$17,986	$740	$146,922
Charge-offs	—	(62)	—	(59)	—	(122)	(1,749)	(1,992)
Recoveries	44	333	—	147	—	105	754	1,383
Provision for (release of) credit losses	5,723	(3,721)	(897)	(972)	6,118	(6,318)	1,067	1,000
Ending balance (1)	$20,169	$80,036	$11,419	$2,624	$20,602	$11,651	$812	$147,313
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $58.1 million and $42.7 million as of September 30, 2023 and September 30, 2022, respectively.

The balance of allowance for credit losses decreased to $140.6 million as of September 30, 2023 compared to $152.4 million at December 31, 2022, driven primarily by outsized charge-offs on two large commercial loans, partially offset by net loan growth during the nine months ended September 30, 2023.
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

The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For the commercial portfolio, the Company utilizes a 10-point credit risk-rating system, which assigns a risk-grade to each loan obligation based on a number of quantitative and qualitative factors associated with a commercial or small business loan transaction. Factors considered include industry and market conditions, position within the industry, earnings trends, operating cash flow, asset/liability values, debt capacity, guarantor strength, management and controls, financial reporting, collateral, and other considerations. The risk-rating categories for the commercial portfolio are defined as follows:
•Pass: Risk-rating “1” through “6” comprises loans ranging from ‘Substantially Risk Free’ which indicates borrowers are of unquestioned credit standing and the pinnacle of credit quality, well established companies with a very strong financial condition, and loans fully secured by cash collateral, through ‘Acceptable Risk,’ which indicates borrowers may exhibit declining earnings, strained cash flow, increasing or above average leverage and/or weakening market fundamentals that indicate below average asset quality, margins and market share. Collateral coverage is protective.
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

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$303,838	$188,559	$94,714	$73,366	$45,741	$116,052	$737,335	$—	$1,559,605
Potential weakness	6,511	2,417	614	10,278	90	132	46,706	—	66,748
Definite weakness - loss unlikely	1,933	4,707	1,074	132	1,165	806	16,833	—	26,650
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$312,282	$195,683	$96,402	$83,776	$46,996	$116,990	$800,874	$—	$1,653,003
Current-period gross write-offs	$—	$—	$—	$—	$—	$34	$23,437	$—	$23,471

Commercial real estate
Pass	$795,830	$1,160,497	$1,338,792	$1,312,240	$610,009	$2,188,221	$68,496	$858	$7,474,943
Potential weakness	62,572	37,695	57,987	14,662	2,945	118,830	—	—	294,691
Definite weakness - loss unlikely	30,667	27,504	23,568	4,321	19,211	21,325	—	—	126,596
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$889,069	$1,225,696	$1,420,347	$1,331,223	$632,165	$2,328,376	$68,496	$858	$7,896,230
Current-period gross write-offs	$—	$5,072	$—	$—	$—	$—	$—	$—	$5,072

Commercial construction
Pass	$146,278	$491,098	$201,730	$9,939	$27,304	$1,569	$17,248	$—	$895,166
Potential weakness	13,484	—	4,823	—	—	—	—	—	18,307
Definite weakness - loss unlikely	9,440	26,199	16,330	—	—	—	—	—	51,969
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$169,202	$517,297	$222,883	$9,939	$27,304	$1,569	$17,248	$—	$965,442
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Small business
Pass	$40,551	$52,883	$40,706	$26,759	$13,759	$23,458	$43,759	$—	$241,875
Potential weakness	—	—	—	155	—	186	295	—	636
Definite weakness - loss unlikely	429	324	126	295	—	615	1,035	—	2,824
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$40,980	$53,207	$40,832	$27,209	$13,759	$24,259	$45,089	$—	$245,335
Current-period gross write-offs	$—	$—	$22	$37	$—	$—	$140	$—	$199

Residential real estate
Pass	$391,121	$645,593	$408,752	$186,334	$89,911	$612,878	$—	$—	$2,334,589
Default	219	—	393	135	942	1,824	—	—	3,513
Total residential real estate	$391,340	$645,593	$409,145	$186,469	$90,853	$614,702	$—	$—	$2,338,102
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$21,729	$39,251	$56,216	$50,724	$30,039	$126,897	$765,079	$4,190	$1,094,125
Default	—	—	—	—	—	—	1,289	141	1,430
Total home equity	$21,729	$39,251	$56,216	$50,724	$30,039	$126,897	$766,368	$4,331	$1,095,555
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer (3)
Pass	$538	$320	$1,370	$912	$410	$2,154	$24,843	$—	$30,547
Default	—	—	—	—	—	19	2	—	21
Total other consumer	$538	$320	$1,370	$912	$410	$2,173	$24,845	$—	$30,568
Current-period gross write-offs	$1,836	$—	$—	$—	$—	$7	$15	$—	$1,858

Total	$1,825,140	$2,677,047	$2,247,195	$1,690,252	$841,526	$3,214,966	$1,722,920	$5,189	$14,224,235
Total current-period gross write-offs	$1,836	$5,072	$22	$37	$—	$41	$23,592	$—	$30,600

	September 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass (2)	$292,601	$149,588	$122,752	$67,591	$82,911	$22,943	$759,390	$3,362	$1,501,138
Potential weakness	1,540	973	1,038	1,844	3,955	715	6,557	—	16,622
Definite weakness - loss unlikely	2,485	935	—	39	—	111	27,019	—	30,589
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$296,626	$151,496	$123,790	$69,474	$86,866	$23,769	$792,966	$3,362	$1,548,349

Commercial real estate
Pass	$922,772	$1,467,370	$1,265,711	$773,102	$733,621	$1,976,282	$47,317	$1,070	$7,187,245
Potential weakness	32,579	53,096	41,164	14,147	68,298	205,234	—	—	414,518
Definite weakness - loss unlikely	26,684	2,224	4,722	2,585	17,928	21,836	—	—	75,979
Partial loss probable	—	—	—	—	—	175	—	—	175
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$982,035	$1,522,690	$1,311,597	$789,834	$819,847	$2,203,527	$47,317	$1,070	$7,677,917

Commercial construction
Pass	$388,627	$392,229	$231,336	$57,768	$26,263	$7,844	$21,457	$632	$1,126,156
Potential weakness	40,631	—	3,387	—	—	—	—	—	44,018
Definite weakness - loss unlikely	2,138	12,845	—	—	—	—	—	—	14,983
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$431,396	$405,074	$234,723	$57,768	$26,263	$7,844	$21,457	$632	$1,185,157

Small business
Pass	$41,923	$46,581	$31,968	$17,536	$10,454	$20,227	$37,455	$—	$206,144
Potential weakness	—	163	394	369	193	129	697	—	1,945
Definite weakness - loss unlikely	194	—	442	7	20	224	591	—	1,478
Partial loss probable	—	—	—	—	—	—	—	—	—
Definite loss	—	—	—	—	—	—	—	—	—
Total small business	$42,117	$46,744	$32,804	$17,912	$10,667	$20,580	$38,743	$—	$209,567

Residential real estate
Pass	$557,643	$426,721	$196,538	$95,689	$96,828	$582,830	$—	$—	$1,956,249
Default	—	—	676	466	376	1,487	—	—	3,005
Total residential real estate	$557,643	$426,721	$197,214	$96,155	$97,204	$584,317	$—	$—	$1,959,254

Home equity
Pass	$37,298	$61,898	$56,262	$32,761	$27,906	$124,325	$741,952	$3,190	$1,085,592
Default	—	—	—	122	—	285	1,171	—	1,578
Total home equity	$37,298	$61,898	$56,262	$32,883	$27,906	$124,610	$743,123	$3,190	$1,087,170

Other consumer (3)
Pass	$383	$2,498	$1,969	$1,370	$380	$3,630	$22,680	$—	$32,910
Default	—	14	—	—	—	11	1	—	26
Total other consumer	$383	$2,512	$1,969	$1,370	$380	$3,641	$22,681	$—	$32,936

Total	$2,347,498	$2,617,135	$1,958,359	$1,065,396	$1,069,133	$2,968,288	$1,666,287	$8,254	$13,700,350

(1)Loan origination dates in the tables above reflect the original origination date, or the date of a material modification of a previously originated loan.
(2)Loans originated as part of the Paycheck Protection Program ("PPP") established by the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") are included within commercial and industrial under the 2021 and 2020 vintage year and "pass" category as these loans are 100% guaranteed by the U.S. Government. Outstanding PPP loans totaled $5.1 million and $11.1 million as of September 30, 2023 and 2022, respectively.
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

	September 30 2023	December 31 2022
Residential real estate portfolio
FICO score (re-scored)(1)	753	753
LTV (re-valued)(2)	59.4%	57.0%
Home equity portfolio
FICO score (re-scored)(1)	770	771
LTV (re-valued)(2)(3)	43.1%	41.3%
(1)The average FICO scores at September 30, 2023 are based upon rescores from September 2023, as available for previously originated loans, or origination score data for loans booked in September 2023.  The average FICO scores at December 31, 2022 were based upon rescores available from December 2022, as available for previously originated loans, or origination score data for loans booked in December 2022.
(2)The combined LTV ratios for September 30, 2023 are based upon updated automated valuations as of August 2023, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2022 were based upon updated automated valuations as of November 2022, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At September 30, 2023 and December 31, 2022, the Company's estimated reserve for unfunded commitments amounted to $1.5 million and $1.3 million, respectively.
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

The following table shows information regarding nonaccrual loans as of the dates indicated:

	Nonaccrual Balances
	September 30, 2023			December 31, 2022
	With Allowance for Credit Losses	Without Allowance for Credit Losses (2)	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses (2)	Total (1)
	(Dollars in thousands)
Commercial and industrial	$2,655	$298	$2,953	$26,395	$298	$26,693
Commercial real estate	12,178	11,689	23,867	12,961	2,769	15,730
Small business	368	4	372	99	5	104
Residential real estate	8,493	—	8,493	8,479	—	8,479
Home equity	3,411	—	3,411	3,400	—	3,400
Other consumer	72	—	72	475	—	475
Total nonaccrual loans	$27,177	$11,991	$39,168	$51,809	$3,072	$54,881
(1)Nonaccrual balances at December 31, 2022 included $11.5 million of nonaccruing troubled debt restructures ("TDRs").
(2)Nonaccrual balances reported above without an allowance for credit losses are attributable to loans evaluated on an individual basis where it was determined that there was no risk of loss due to sufficient underlying collateral values.
It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans during the nine months ended September 30, 2023 and 2022, except for instances where nonaccrual loans were paid off in excess of the recorded book balance.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$110	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,667	$1,615
The following tables show the age analysis of past due financing receivables as of the dates indicated:

	September 30, 2023
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	1	$63	2	$527	3	$390	6	$980	$1,652,023	$1,653,003	$—
Commercial real estate	2	736	1	659	2	11,688	5	13,083	7,883,147	7,896,230	—
Commercial construction	1	7,499	—	—	—	—	1	7,499	957,943	965,442	—
Small business	7	91	4	69	11	204	22	364	244,971	245,335	—
Residential real estate	14	2,405	8	1,446	14	2,067	36	5,918	2,332,184	2,338,102	—
Home equity	11	919	4	185	17	1,431	32	2,535	1,093,020	1,095,555	—
Other consumer (1)	409	691	12	42	4	24	425	757	29,811	30,568	3
Total	445	$12,404	31	$2,928	51	$15,804	527	$31,136	$14,193,099	$14,224,235	$3

	December 31, 2022
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	3	$49	1	$175	3	$23,726	7	$23,950	$1,611,153	$1,635,103	$—
Commercial real estate	7	2,052	5	4,971	3	2,977	15	10,000	7,750,230	7,760,230	—
Commercial construction	—	—	—	—	—	—	—	—	1,154,413	1,154,413	—
Small business	12	111	3	25	3	5	18	141	218,961	219,102	—
Residential real estate	8	1,654	8	1,105	16	1,725	32	4,484	2,031,040	2,035,524	—
Home equity	19	1,647	3	201	17	965	39	2,813	1,085,937	1,088,750	—
Other consumer (1)	432	421	15	83	4	28	451	532	35,021	35,553	—
Total	481	$5,934	35	$6,560	46	$29,426	562	$41,920	$13,886,755	$13,928,675	$—
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
(2)The amount of net deferred costs on originated loans included in the ending balance was $6.1 million and $5.0 million at September 30, 2023 and December 31, 2022, respectively.

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

The following tables present the amortized cost basis of loans modified to borrowers experiencing financial difficulty during the periods presented, disaggregated by class of financing receivable and type of modification granted. The amortized cost basis amounts presented in these tables are as of the modification date and, in certain instances, may include multiple modifications of the same loan during the periods presented.

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Term Extension
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Category	(Dollars in thousands)
Commercial and industrial	$7,915	0.48%	$16,108	0.97%
Commercial real estate	719	0.01%	19,180	0.24%
Commercial construction	—	—%	2,369	0.25%
Small business	—	—%	105	0.04%
Total	$8,634		$37,762

	Other-Than-Insignificant Payment Delay
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Category	(Dollars in thousands)
Commercial and industrial	$—	—%	$2,805	0.17%
Commercial real estate	—	—%	7,013	0.09%
Total	$—		$9,818

	Combination - Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Category	(Dollars in thousands)
Small business	$—	—%	$44	0.02%
Total	$—		$44

	Combination - Term Extension and Other-Than-Insignificant Payment Delay
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Category	(Dollars in thousands)
Commercial and industrial	$—	—%	$1,965	0.12%
Commercial real estate	—	—%	6,857	0.09%
Total	$—		$8,822

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the periods indicated:

Three Months Ended September 30, 2023
Term Extension
Loan Category	Financial Effect
Commercial and industrial	Added a weighted-average contractual term of 2 months to the life of the loans
Commercial real estate	Added a weighted-average contractual term of 2.9 years to the life of the loans

Nine Months Ended September 30, 2023
Term Extension
Loan Category	Financial Effect
Commercial and industrial	Added a weighted-average contractual term of 2 months to the life of the loans
Commercial real estate	Added a weighted-average contractual term of 1.8 years to the life of the loans
Commercial construction	Added a weighted-average contractual term of 2 months to the life of the loans

Combination - Interest Rate Reduction and Term Extension
Loan Category	Financial Effect
Small business	Reduced weighted-average contractual interest rate from 10.00% to 6.50% and added a weighted-average contractual term of 4.3 years to the life of the loan

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the amortized cost and payment status of loans that have been modified in the last 12 months as of September 30, 2023:

	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual Status
	(Dollars in thousands)
Loan Type
Commercial and industrial	$7,409	$504	$—	$2,446
Commercial real estate	16,252	660	—	6,850
Small business	140	—	—	—
Total	$23,801	$1,164	$—	$9,296

The Company considers a loan to have defaulted when it reaches 90 days past due. During the three and nine months ended September 30, 2023, there was one commercial real estate loan that had a payment default and was modified within the previous 12 months as a combination term extension and other-than-insignificant payment delay, which had an amortized cost basis of $6.7 million at September 30, 2022. During the nine months ended September 30, 2022 there were no TDRs modified during the previous 12 months that subsequently defaulted.
At September 30, 2023, the Company did not have any additional commitments to lend to borrowers experiencing financial difficulty who were party to a loan modification.
As previously noted, the Company adopted the accounting and disclosure requirements for loan modifications made to borrowers experiencing financial difficulty and ceased to recognize TDRs effective January 1, 2023. As such, the following table and related disclosures show the Company’s total TDRs and other pertinent TDR information as of December 31, 2022 and for the prior applicable periods:

(Dollars in thousands)
TDRs on accrual status	$11,278
TDRs on nonaccrual	11,520
Total TDRs	$22,798
During the three and nine months ended September 30, 2022, one new TDR occurred within the commercial and industrial category and was comprised of an extended maturity modification, with a pre-modification outstanding recorded investment of $68,000 and a post-modification outstanding recorded investment of $67,000.
At December 31, 2022, the Company had additional commitments to lend to borrowers who had been a party to a TDR of $64,000.

NOTE 4 - BORROWINGS

Federal Home Loan Bank Borrowings

During the nine months ended September 30, 2023, the Company began utilizing FHLB advances for certain short-term and long-term borrowing needs, as deemed necessary, which were comprised of the following as of September 30, 2023:

		Weighted
		Average	Effective Rate,
	Total	Contractual	Net of
	Outstanding	Rate	Hedges
	(Dollars in thousands)
Overnight Borrowings	$287,000	5.57%	n/a
1-Month Term	200,000	5.50%	n/a
1-Month Term	400,000	5.51%	3.87%
Amortizing	548	1.40%	n/a
Total	$887,548

At September 30, 2023 and December 31, 2022, the Company had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB's collateral pledging program. The Company’s FHLB advances are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the FHLB, residential mortgages, and by certain commercial real estate loans held in the Bank’s portfolio. The carrying value of loans pledged as collateral for these borrowings totaled $3.8 billion and $2.7 billion at September 30, 2023 and December 31, 2022, respectively, resulting in available borrowing capacity with the FHLB of $1.8 billion both September 30, 2023 and December 31, 2022

Long-Term Debt

The following table summarizes long-term debt, net of debt issuances costs, at the dates indicated:

	September 30	December 31
	2023	2022
	(Dollars in thousands)
Junior subordinated debentures
Capital Trust V	51,516	51,514
Central Trust I	5,258	5,258
Central Trust II	6,083	6,083
Subordinated debentures	49,957	49,885
Total long-term debt	$112,814	$112,740

The interest expense on long-term debt was $1.8 million and $5.0 million for the three and nine months ended September 30, 2023, respectively, and $1.2 million and $3.2 million for the three and nine months ended September 30, 2022, respectively.

Junior Subordinated Debentures: The junior subordinated debentures are issued to various trust subsidiaries of the Company. These trusts were formed for the purpose of issuing trust preferred securities, which were then sold in a private placement offering. The proceeds from the sale of the securities and the issuance of common stock by these trusts were invested in these Junior Subordinated Debentures issued by the Company. These trust preferred securities bear interest at a rate of three-month Secured Overnight Financing Rate ("SOFR") (5.41% at September 30, 2023) plus applicable spread.

Information relating to these trust preferred securities at September 30, 2023 is as follows:

Trust	Principal Amount	Maturity Date	Interest Rate Spread	All-in Rate
	(Dollars in thousands)
Capital Trust V	$50,000	3/15/2037	1.48%	7.15%
Central Trust I (1)	$5,100	9/16/2034	2.44%	8.11%
Central Trust II (1)	$5,900	3/15/2037	1.65%	7.32%
(1)These securities noted above are callable quarterly until maturity.

Subordinated Debentures: On March 14, 2019 the Company issued subordinated debentures with an aggregate principal amount of $50.0 million in a private placement transaction to institutional accredited investors, which remained outstanding at September 30, 2023 and December 31, 2022. The subordinated debentures mature on March 15, 2029. However, with regulatory approval, the Company may redeem the subordinated debentures without penalty at any scheduled payment date on or after March 15, 2024 with 30 days' notice. The subordinated debentures carry a fixed rate of interest of 4.75% through March 15, 2024, after which interest converts to a variable rate of the then current three-month SOFR rate plus 219 basis points.

At September 30, 2023, the Company held no long-term debt scheduled to mature within the next 5 years.

NOTE 5 - STOCK BASED COMPENSATION
During the nine months ended September 30, 2023, the Company had the following activity related to stock based compensation:
Time Vested Restricted Stock Awards
The Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/16/2023	77,525	2005 Employee Stock Plan	$80.65	Ratably over 3 years from grant date
2/16/2023	12,309	2005 Employee Stock Plan	$80.65	Ratably over 5 years, on each anniversary of February 6, 2023 start date
5/15/2023	1,080	2005 Employee Stock Plan	$46.21	Ratably over 3 years from grant date
5/23/2023	12,410	2018 Non-Employee Director Stock Plan	$48.35	Shares vested immediately
5/30/2023	890	2023 Omnibus Incentive Plan (1)	$45.09	Ratably over 3 years from grant date
9/15/2023	5,270	2023 Omnibus Incentive Plan (1)	$51.44	Ratably over 5 years from grant date
9/15/2023	3,020	2023 Omnibus Incentive Plan (1)	$51.44	Ratably over 3 years from grant date
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

The following tables reflect the Company's derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

September 30, 2023
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	2.84	5.32%	3.67%	$10,459

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	900,000	2.61	5.43%	2.73%	(46,841)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	1.52	5.43%	3.09% - 2.19%	(9,353)

Total	$1,700,000				$(45,735)

December 31, 2022
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$1,050,000	2.97	4.24%	2.66%	$(42,005)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	2.27	4.22%	3.09% - 2.19%	(10,239)

Total	$1,450,000				$(52,244)

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 5.5 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $6.4 million (pre-tax) to be reclassified as an increase to interest income and $28.1 million (pre-tax) to be reclassified as an increase to interest expense, from OCI related to the Company’s cash flow hedges in the twelve months following September 30, 2023.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at September 30, 2023.
The Company had no fair value hedges as of September 30, 2023 or December 31, 2022.
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

The following table reflects the Company’s customer related derivative positions at the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2023
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	283	$67,347	$248,602	$204,413	$247,437	$987,554	$1,755,353	$(146,746)
Pay fixed, receive variable	283	67,347	248,602	204,413	247,437	987,554	1,755,353	146,649
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	22	54,498	16,089	—	—	—	70,587	(335)
Buys U.S. currency, sells foreign currency	22	54,498	16,089	—	—	—	70,587	366
Risk participation agreements
Participation out	17	—	24,322	—	3,666	123,961	151,949	102
Participation in	7	10,586	—	—	19,078	8,097	37,761	(4)

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2022
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	283	$80,531	$96,613	$256,924	$193,096	$1,016,312	$1,643,476	$(118,930)
Pay fixed, receive variable	283	80,531	96,613	256,924	193,096	1,016,312	1,643,476	118,928
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	49	124,982	13,363	—	—	—	138,345	306
Buys U.S. currency, sells foreign currency	49	124,982	13,363	—	—	—	138,345	(232)
Risk participation agreements
Participation out	13	2,595	—	24,538	—	95,514	122,647	161
Participation in	6	27,365	—	—	—	25,849	53,214	(15)
(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The fair value of loans held for sale decreased by $28,000 and $194,000 for the three months ended September 30, 2023 and 2022, respectively, and decreased by $31,000 and $620,000 for the nine months ended September 30, 2023 and 2022, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
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
The aggregate amount of net realized gains on sales of such loans included within mortgage banking income was $333,000 and $229,000 for the three months ended September 30, 2023 and 2022, respectively, and $677,000 and $550,000 for the nine months ended September 30, 2023 and 2022, respectively.
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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	September 30 2023		December 31 2022		September 30 2023		December 31 2022
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$10,459	(3)	$—		$56,194	(4)	$52,244	(4)
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	146,657	(3)	123,372	(3)	146,754	(4)	123,374	(4)
Foreign exchange contracts	2,050		4,352		2,019		4,278
Risk participation agreements	102		161		4		15
Mortgage Derivatives
Interest rate lock commitments	125		43		—		—
Forward sale loan commitments	94		30		—		—
Total derivatives not designated as hedges	149,028		127,958		148,777		127,667
Total	159,487		127,958		204,971		179,911

Netting Adjustments (5)	(74,610)		(57,784)		43,694		33,245
Net Derivatives on the Balance Sheet	84,877		70,174		161,277		146,666

Financial instruments (6)	12,399		20,019		12,399		20,019
Cash collateral pledged (received)	(34,109)		(17,720)		—		—
Net Derivative Amounts	$38,369		$32,435		$148,878		$126,647
(1)All asset derivatives are reflected in other assets on the balance sheet.
(2)All liability derivatives are reflected in other liabilities on the balance sheet.
(3)As of September 30, 2023, approximately $405,000 and $3.2 million of accrued interest receivable is included in the fair value of interest rate and loan level derivative assets, respectively. Accrued interest receivable of approximately $2.2 million is included in the fair value of loan level derivative assets at December 31, 2022.
(4)Approximately $2.0 million and $3.2 million of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities, respectively, at September 30, 2023, in comparison to accrued interest payable of approximately $1.3 million and $2.2 million, respectively, at December 31, 2022.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
	(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivatives (effective portion), net of tax	$202	$(27,144)	$4,917	$(52,743)
(Loss) gain reclassified from OCI into interest income or interest expense (effective portion)	$(7,547)	$407	$(20,806)	$8,427
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$29	$26	$399	$147
Other expense	(300)	(67)	(585)	(239)
Changes in fair value of mortgage derivatives
Mortgage banking income	(6)	41	146	(603)
Total	$(277)	$—	$(40)	$(695)

    The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. All derivative instruments with credit-risk contingent features were in a net asset position at September 30, 2023 and December 31, 2022.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company's exposure relating to institutional counterparties was $157.1 million and $121.2 million at September 30, 2023 and December 31, 2022, respectively. The Company’s exposure relating to customer counterparties was approximately $4,000 and $2.2 million at September 30, 2023 and December 31, 2022, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
Valuation Techniques
There were no changes in the valuation techniques used during the nine months ended September 30, 2023.
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

Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2023 and December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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
	September 30, 2023
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$4,476	$4,476	$—	$—
Equity securities	21,475	21,475	—	—
Securities available for sale
U.S. government agency securities	199,510	—	199,510	—
U.S. treasury securities	798,887	—	798,887	—
Agency mortgage-backed securities	274,708	—	274,708	—
Agency collateralized mortgage obligations	33,649	—	33,649	—
State, county, and municipal securities	184	—	184	—
Pooled trust preferred securities issued by banks and insurers	1,043	—	1,043	—
Small business administration pooled securities	45,763	—	45,763	—
Loans held for sale	3,998	—	3,998	—
Derivative instruments	159,487	—	159,487	—
Liabilities
Derivative instruments	204,971	—	204,971	—
Total recurring fair value measurements	$1,338,209	$25,951	$1,312,258	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$11,991	$—	$—	$11,991
Total nonrecurring fair value measurements	$11,991	$—	$—	$11,991

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
	September 30, 2023
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. government agency securities	$29,961	$28,342	$—	$28,342	$—
U.S. treasury securities	100,693	88,331	—	88,331	—
Agency mortgage-backed securities	839,945	741,995	—	741,995	—
Agency collateralized mortgage obligations	490,011	404,144	—	404,144	—
Single issuer trust preferred securities issued by banks	1,500	1,335	—	1,335	—
Small business administration pooled securities	132,169	120,283	—	120,283	—
Loans, net of allowance for credit losses (b)	14,071,675	13,102,058	—	—	13,102,058
Federal Home Loan Bank stock (c)	43,878	43,878	—	43,878	—
Cash surrender value of life insurance policies (d)	295,670	295,670	—	295,670	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$13,046,763	$13,046,763	$—	$13,046,763	$—
Time certificates of deposits (f)	2,012,763	1,990,899	—	1,990,899	—
Federal Home Loan Bank borrowings (f)	887,548	886,799	—	886,799	—
Junior subordinated debentures (g)	62,857	57,347	—	57,347	—
Subordinated debentures (f)	49,957	45,990	—	—	45,990

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30 2023	September 30 2022	September 30 2023	September 30 2022
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$5,936	$6,261	$17,360	$17,582
Interchange fees	3,026	2,833	8,822	8,043
ATM fees	1,202	1,066	3,140	2,900
Investment management - wealth management and advisory services	8,674	7,834	25,717	23,563
Investment management - retail investments and insurance revenue	1,572	602	4,656	2,875
Merchant processing income	370	412	1,272	1,140
Credit card income	536	495	1,584	1,341
Other noninterest income	1,407	1,782	4,412	4,650
Total noninterest income in-scope of ASC 606	22,723	21,285	66,963	62,094
Total noninterest income out-of-scope of ASC 606	10,820	6,910	25,579	20,271
Total noninterest income	$33,543	$28,195	$92,542	$82,365

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

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Receivables, included in other assets	$5,291	$5,261

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

NOTE 9 - OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(10,378)	$2,457	$(7,921)	$(3,186)	$882	$(2,304)
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	(10,378)	2,457	(7,921)	(3,186)	882	(2,304)

Change in fair value of cash flow hedges	(7,266)	2,043	(5,223)	(13,966)	3,927	(10,039)
Less: net cash flow hedge losses reclassified into interest income or interest expense	(7,547)	2,122	(5,425)	(20,806)	5,850	(14,956)
Net change in fair value of cash flow hedges	281	(79)	202	6,840	(1,923)	4,917

Amortization of net actuarial gains	(137)	38	(99)	(411)	115	(296)
Amortization of net prior service costs	10	(3)	7	29	(8)	21
Net change in other comprehensive income for defined benefit postretirement plans (1)	(127)	35	(92)	(382)	107	(275)
Total other comprehensive (loss) income	$(10,224)	$2,413	$(7,811)	$3,272	$(934)	$2,338

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(55,461)	$12,879	$(42,582)	$(167,814)	$38,942	$(128,872)
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	(55,461)	12,879	(42,582)	(167,814)	38,942	(128,872)

Change in fair value of cash flow hedges	(37,357)	10,505	(26,852)	(64,963)	18,277	(46,686)
Less: net cash flow hedge gains reclassified into interest income or interest expense	407	(115)	292	8,427	(2,370)	6,057
Net change in fair value of cash flow hedges	(37,764)	10,620	(27,144)	(73,390)	20,647	(52,743)

Amortization of net actuarial losses	159	(45)	114	476	(134)	342
Amortization of net prior service costs	10	(3)	7	29	(8)	21
Net change in other comprehensive income for defined benefit postretirement plans (1)	169	(48)	121	505	(142)	363
Total other comprehensive loss	$(93,056)	$23,451	$(69,605)	$(240,699)	$59,447	$(181,252)

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2023
Beginning balance: January 1, 2023	$(128,657)	$(36,630)	$2,203	$(163,084)
Net change in other comprehensive income (loss)	(2,304)	4,917	(275)	2,338
Ending balance: September 30, 2023	$(130,961)	$(31,713)	$1,928	$(160,746)
	2022
Beginning balance: January 1, 2022	$(9,667)	$14,137	$(2,287)	$2,183
Net change in other comprehensive income (loss)	(128,872)	(52,743)	363	(181,252)
Ending balance: September 30, 2022	$(138,539)	$(38,606)	$(1,924)	$(179,069)

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
    The following table summarizes the above financial instruments at the dates indicated:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Commitments to extend credit	$4,651,504	$4,566,041
Loan exposures sold with recourse	156,142	167,274
Standby letters of credit	24,093	24,941
Deferred standby letter of credit fees	206	168

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
Other Contingencies
At September 30, 2023, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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
•the instability or volatility in financial markets and unfavorable general economic or business conditions, globally, nationally or regionally, whether caused by geopolitical concerns, including the Russia/Ukraine conflict, the conflict in Israel and surrounding areas and the possible expansion of such conflicts, recent disruptions in the banking industry, or other factors;
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
•higher than expected tax expense, including as a result of failure to comply with general tax laws and changes in tax laws;
•changes in market interest rates for interest earning assets and/or interest bearing liabilities;
•increased competition in the Company’s market areas;
•adverse weather, changes in climate, natural disasters, and geopolitical concerns;
•the emergence of widespread health emergencies or pandemics, any further resurgences or variants of the "COVID-19 virus", actions taken by governmental authorities in response thereto, other public health crises or man-made events, and their impact on the Company's local economies or the Company's operations;

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

		Three Months Ended
	September 30 2023	June 30 2023	March 31 2023	December 31 2022	September 30 2022
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$2,973,974	$3,023,072	$3,109,950	$3,129,281	$3,147,123
Loans	14,224,235	14,139,911	13,947,952	13,928,675	13,700,350
Allowance for credit losses	(140,569)	(140,647)	(159,131)	(152,419)	(147,313)
Goodwill and other intangible assets	1,004,897	1,006,609	1,008,325	1,010,140	1,012,006
Total assets	19,368,109	19,400,931	19,442,402	19,294,174	19,703,269
Total deposits	15,059,526	15,248,051	15,272,172	15,879,007	16,338,994
Total borrowings	1,000,362	901,269	992,393	113,377	113,360
Stockholders’ equity	2,885,408	2,854,914	2,830,909	2,886,701	2,817,201
Nonperforming loans	39,171	45,702	56,235	54,881	56,017
Nonperforming assets	39,281	45,812	56,235	54,881	56,017
Income statement
Interest income	$202,928	$198,693	$186,935	$184,127	$169,971
Interest expense	53,048	46,147	27,937	15,772	7,370
Net interest income	149,880	152,546	158,998	168,355	162,601
Provision for credit losses	5,500	5,000	7,250	5,500	3,000
Noninterest income	33,543	30,757	28,242	32,302	28,195
Noninterest expenses	97,782	95,555	98,661	94,872	92,728
Net income	60,808	62,644	61,247	77,043	71,897
Per share data
Net income—basic	$1.38	$1.42	$1.36	$1.69	$1.57
Net income—diluted	1.38	1.42	1.36	1.69	1.57
Cash dividends declared	0.55	0.55	0.55	0.55	0.51
Book value per share	65.37	64.69	64.17	63.25	61.73
Tangible book value per share (1)	42.60	41.88	41.31	41.12	39.56
Performance ratios
Return on average assets	1.25%	1.29%	1.30%	1.56%	1.43%
Return on average common equity	8.35%	8.78%	8.63%	10.70%	9.90%
Net interest margin (on a fully tax equivalent basis)	3.47%	3.54%	3.79%	3.85%	3.64%
Dividend payout ratio	39.92%	38.87%	40.99%	30.21%	32.78%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.28%	0.32%	0.40%	0.39%	0.41%
Nonperforming assets as a percent of total assets	0.20%	0.24%	0.29%	0.28%	0.28%
Allowance for credit losses as a percent of total loans	0.99%	0.99%	1.14%	1.09%	1.08%
Allowance for credit losses as a percent of nonperforming loans	358.86%	307.75%	282.98%	277.73%	262.98%
Capital ratios

Equity to assets	14.90%	14.72%	14.56%	14.96%	14.30%
Tangible equity to tangible assets (1)	10.24%	10.05%	9.89%	10.26%	9.66%
Tier 1 leverage capital ratio	11.12%	10.85%	10.78%	10.99%	10.51%
Common equity tier 1 capital ratio	14.41%	14.06%	13.83%	14.33%	13.98%
Tier 1 risk-based capital ratio	14.41%	14.06%	13.83%	14.33%	13.98%
Total risk-based capital ratio	16.12%	15.76%	15.66%	16.11%	15.71%

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

Third Quarter 2023 Results

Net income for the three months ended September 30, 2023 was $60.8 million, or $1.38 on a diluted earnings per share basis, as compared to $71.9 million, or $1.57 on a diluted earnings per share basis, for the three months ended September 30, 2022, representing decreases of 15.4% and 12.1%, respectively, as the third quarter of 2023 reflected solid overall business activity amidst a challenging environment, including the following key drivers:

•Disciplined loan growth;
•Seasonal deposit declines; stable product mix;
•Margin compression of 7 basis points;
•Solid fee income growth;
•Nonperforming asset decrease; stable asset quality;
•Prudent expense management; 53.3% efficiency ratio;
•$0.72 tangible book value per share growth; and
•Robust capital levels; $100.0 million share repurchase authorization

Interest-Earning Assets

    The results depicted in the following table reflect the trend of the Company's interest-earning assets over the past five quarters. While the Company employs a longer term strategy that typically emphasizes loan growth commensurate with overall economic growth, changes over the five quarter period reflect a decline in total interest-earning assets, driven primarily by decreases in cash balances commensurate with deposit balance reductions. The following table summarizes the Company's interest-earning assets as of the periods indicated:

Interest-Earning Assets
$ (billions)
20
18
16
14
12
10
8
6
4
2
0
$17.6
$17.2
$17.4
$17.3
$17.2
$3.1
$0.8
$3.0
$10.7
$3.1
$0.2
$3.1
$10.8
$3.1
$0.3
$3.2
$10.8
$3.0
$0.2
$3.3
$10.8
$2.9
$0.1
$3.4
$10.8
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
Commercial loans
Consumer loans
Other interest-earning assets
Securities

    Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and credit losses.

Funding and Net Interest Margin

    The Company's overall sources of funding reflect strong business and retail deposit growth with a management strategy of relying upon core deposit growth to substantially fund loans. Total borrowings increased by $887.0 million at September 30, 2023 as compared to December 31, 2022, primarily in response to deposit balance reductions and preemptive measures to bolster on-balance sheet liquidity in response to the high deposit risk environment experienced across the banking industry during 2023. The following chart shows sources of funding and percentage of core deposits to total deposits for the trailing five quarters:

Sources of Funding
$16.5
$16.1
$16.3
$16.1
$16.1
$16.3
$16.0
$15.3
$15.2
$15.1
87.8%
87.9%
85.6%
82.6%
80.5%
$16
$14
$12
$10
$8
$6
$4
$2
$0
$ (Billions)
200%
150%
100%
50%
0%
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
Period Ending
Deposits
Borrowings
% of Core Deposits

The Company's ratio of core deposits to total deposits decreased over the first three quarters of 2023, primarily attributable to core deposit outflows in conjunction with existing deposit balances shifting into higher cost time deposits.

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
$10.0
$—
$ in millions
$28.2
$32.3
$28.2
$30.8
$33.5
$8.6
$11.3
$8.0
$9.8
$11.9
$0.6
$0.5
$0.3
$0.7
$0.7
$8.4
$10.4
$9.8
$10.3
$10.2
$4.3
$4.3
$4.2
$4.5
$4.8
$6.3
$5.8
$5.9
$5.5
$5.9
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
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

    The Company declared a quarterly cash dividend of $0.55 per share for the third quarter of 2023, representing an increase of 7.8% from the 2022 third quarter dividend rate of $0.51.

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
    The following table summarizes adjustments for noncore items for the periods indicated below and shows the reconciliation of non-GAAP measures:

	Nine Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$184,699	$186,770	$4.16	$4.00
Non-GAAP adjustments
Noninterest expense components
Add: merger and acquisition expenses	—	7,100	—	0.15
Noncore increases to income before taxes	—	7,100	—	0.15
Net tax benefit associated with noncore items (1)	—	(1,995)		(0.04)
Noncore increases to net income	—	5,105	—	0.11
Operating net income (Non-GAAP)	$184,699	$191,875	$4.16	$4.11
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

    The following table summarizes the calculation of tangible common equity to tangible assets ratio and tangible book value per share and shows the reconciliation of non-GAAP measures:

	September 30 2023	June 30 2023	March 31 2023	December 31 2022	September 30 2022
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$2,885,408	$2,854,914	$2,830,909	$2,886,701	$2,817,201	(a)
Less: Goodwill and other intangibles	1,004,897	1,006,609	1,008,325	1,010,140	1,012,006
Tangible common equity (Non-GAAP)	1,880,511	1,848,305	1,822,584	1,876,561	1,805,195	(b)
Tangible assets
Assets (GAAP)	19,368,109	19,400,931	19,442,402	19,294,174	19,703,269	(c)
Less: Goodwill and other intangibles	1,004,897	1,006,609	1,008,325	1,010,140	1,012,006
Tangible assets (Non-GAAP)	$18,363,212	$18,394,322	$18,434,077	$18,284,034	$18,691,263	(d)
Common shares	44,141,973	44,130,901	44,114,827	45,641,238	45,634,626	(e)

Common equity to assets ratio (GAAP)	14.90%	14.72%	14.56%	14.96%	14.30%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	10.24%	10.05%	9.89%	10.26%	9.66%	(b/d)
Book value per share (GAAP)	$65.37	$64.69	$64.17	$63.25	$61.73	(a/e)
Tangible book value per share (Non-GAAP)	$42.60	$41.88	$41.31	$41.12	$39.56	(b/e)

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
There have been no material changes in critical accounting estimates during the first nine months of 2023. Refer to "Critical Accounting Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2022 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of trading securities, equity securities, securities available for sale, and securities which management intends to hold until maturity. Securities decreased by $155.3 million, or 5.0%, at September 30, 2023 as compared to December 31, 2022, driven primarily by paydowns, calls, and maturities. As a result, the Company's ratio of securities to total assets decreased to 15.4% at September 30, 2023 compared to 16.2% at December 31, 2022. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss ("CECL") methodology. Further details regarding the Company's measurement of expected credit losses on securities can be found in Note 2 “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans. The Company originates residential loans with the intention of either selling them in the secondary market or holding them in the Company's residential real estate portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are found to be not accurate in all material respects. The Company incurred no material losses related to residential mortgage repurchases during the three and nine months ended September 30, 2023 and 2022, respectively.

    The following table shows the total residential real estate loans closed and the breakdown of amounts held in portfolio or sold (or held for sale) in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Dollars in thousands)
Held in portfolio	$147,079	$165,065	$395,915	$571,115
Sold or held for sale in the secondary market	25,029	21,325	54,520	77,309
Total closed loans	$172,108	$186,390	$450,435	$648,424

    The table below reflects additional information related to the loans sold during the periods indicated:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Dollars in thousands)
Sold with servicing rights released	$27,579	$18,206	$53,293	$94,006
Sold with servicing rights retained (1)	—	182	—	863
Total loans sold	$27,579	$18,388	$53,293	$94,869
(1)All loans sold with servicing rights retained during the three and nine months ended September 30, 2022 were sold without recourse.
    When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneously with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $304.7 million, $327.5 million and $336.2 million at September 30, 2023, December 31, 2022, and September 30, 2022, respectively.

    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$2,772	$2,993	$2,947	$2,627
Additions	—	2	—	8
Amortization	(111)	(153)	(375)	(510)
Change in valuation allowance	124	103	213	820
Balance at end of period	$2,785	$2,945	$2,785	$2,945
See Note 6, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio Total loans at September 30, 2023 increased by $295.6 million, or 2.1% (2.8% on an annualized basis), when compared to December 31, 2022. The commercial portfolio decreased by $8.8 million, or 0.1% during the nine months ended September 30, 2023, reflecting reduced closing activity compared to prior years. On the consumer side, the vast majority of residential real estate originations were retained on the balance sheet during the nine months ended September 30, 2023, resulting in growth of $302.6 million, or 14.9%, within the residential portfolio, as compared to December 31, 2022.

The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types, including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of September 30, 2023:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $8.9 billion (1)
All Other: 6.5%
Healthcare: 2.7%
Hotels/Motels: 8.1%
Residential - Related: 34.7%
Industrial Warehouse: 12.0%
Office Buildings: 14.2%
Mixed Use, Primarily Office: 3.0%
Strip Malls / Retail: 18.8%

(1)Included in the total commercial real estate balance are $1.4 billion, or 15.3%, of owner occupied commercial real estate loans.

(Dollars in thousands)
Average loan size	$1,618
Largest individual commercial real estate mortgage outstanding	$62,156
Commercial real estate nonperforming loans/commercial real estate loans	0.27%

    Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of September 30, 2023:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $1.7 billion

All Other (11 Sectors): 21.0%
Retail Trade: 22.4%
Professional, Scientific, and Technical Services: 5.1%
Manufacturing: 5.5%
Finance and Insurance: 6.0%
Real Estate/Rental and Leasing: 15.1%
Administrative Support/ Waste Mgmt/Remediation Services: 7.1%
Wholesale Trade: 9.2%
Construction: 8.6%

(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$418
Largest individual commercial and industrial loan outstanding	$37,650
Commercial and industrial nonperforming loans/commercial and industrial loans	0.18%

    The Company's consumer portfolio primarily consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines of credit that may be made as a fixed-rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for other personal needs. Other consumer loans primarily consist of installment loans and overdraft protections. The residential real estate, home equity and other consumer portfolios totaled $3.5 billion at September 30, 2023, as noted below:

Consumer Portfolio Composition
Total Portfolio of $3.5 Billion

Other consumer: 0.9%
Home equity - subordinate positions: 16.3%
Home equity - first position: 15.3%
Residential real estate: 67.5%

(Dollars in thousands)
Average loan size	$109
Largest individual consumer loan outstanding	$5,031
Consumer nonperforming loans/consumer loans	0.35%

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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	September 30 2023	December 31 2022	September 30 2022
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$2,953	$26,693	$27,393
Commercial real estate	23,867	15,730	15,982
Small business	372	104	50
Residential real estate	8,493	8,479	8,891
Home equity	3,411	3,400	3,485
Other consumer	72	475	216
Total (1)	$39,168	$54,881	$56,017
Loans past due 90 days or more but still accruing
Other consumer	3	—	—
Total	$3	$—	$—
Total nonperforming loans	$39,171	$54,881	$56,017
Other real estate owned	110	—	—
Total nonperforming assets (1)	$39,281	$54,881	$56,017
Nonperforming loans as a percent of gross loans	0.28%	0.39%	0.41%
Nonperforming assets as a percent of total assets	0.20%	0.28%	0.28%

(1)Inclusive of troubled debt restructurings ("TDRs") on nonaccrual status of $11.5 million at December 31, 2022, and $1.5 million at September 30, 2022, in accordance with previously applicable accounting guidance.

    The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended		Nine Months Ended
	September 30 2023	September 30 2022	September 30 2023	September 30 2022
	(Dollars in thousands)
Nonperforming assets beginning balance	$45,812	$55,915	$54,881	$27,820
New to nonperforming	3,455	30,650	26,889	67,226
Loans charged-off	(6,018)	(741)	(30,600)	(1,992)
Loans paid-off	(2,915)	(29,450)	(8,814)	(33,174)
Loans restored to performing status	(1,428)	(366)	(3,460)	(3,806)
Other	375	9	385	(57)
Nonperforming assets ending balance	$39,281	$56,017	$39,281	$56,017
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
Management's forecast anticipates that the Federal Reserve has finished tightening rates and will begin easing rates gradually in mid-2024, that the 10-year treasury yield will decline from recent highs and ease slightly until 2025, that the labor market will begin to weaken throughout 2024, that recent U.S. bank failures are not symptomatic of a serious broader problem in the financial system, that a decline in the commercial real estate price index will continue until 2025, and that home sales are expected to remain low reflecting a lack of inventory and high interest rates. Additionally, the allowance for credit losses is qualitatively adjusted on a quarterly basis in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.

The balance of allowance for credit losses decreased to $140.6 million as of September 30, 2023 compared to $152.4 million at December 31, 2022, driven primarily by outsized charge-offs on two large commercial loans, as shown in the table below, partially offset by net loan growth during the nine months ended September 30, 2023.

The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 6 - Summary Net Charge-Offs/(Recoveries) to Average Loans Outstanding

	Net Charge-Offs/(Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
Commercial and industrial (1)	$(111)	$1,682,000	(0.03)%	$23,339	$1,662,459	1.88%
Commercial real estate	5,072	7,823,525	0.26%	5,072	7,800,173	0.09%
Commercial construction	—	1,007,814	—%	—	1,061,847	—%
Small business	77	240,782	0.13%	125	231,299	0.07%
Residential real estate	—	2,276,882	—%	—	2,163,130	—%
Home equity	(12)	1,093,479	—%	(38)	1,092,304	—%
Other consumer	552	30,775	7.12%	1,102	30,885	4.77%
Total	$5,578	$14,155,257	0.16%	$29,600	$14,042,097	0.28%
(1)The increase in net charge-offs during the nine months ended September 30, 2023 was driven primarily by the full charge-off of a single large nonperforming commercial and industrial credit.

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 7 - Summary of Allocation of Allowance for Credit Losses

	September 30 2023		December 31 2022
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial (1)	$16,934	11.6%	$27,559	11.7%
Commercial real estate	74,402	55.6%	77,799	55.7%
Commercial construction	8,830	6.8%	10,762	8.3%
Small business	3,914	1.7%	2,834	1.6%
Residential real estate	23,147	16.4%	20,973	14.6%
Home equity	12,546	7.7%	11,504	7.8%
Other consumer	796	0.2%	988	0.3%
Total allowance for credit losses	$140,569	100.0%	$152,419	100.0%
(1)Total loans in this category are inclusive of $5.1 million and $9.1 million in loans at September 30, 2023 and December 31, 2022, respectively, which were originated as part of the Paycheck Protection Program ("PPP") established by the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). These loans have been excluded from the credit loss calculations as these loans are 100% guaranteed by the U.S. Government.
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
For additional information regarding the Company’s allowance for credit losses, see Note 3 "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.
Federal Home Loan Bank Stock The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. The Company's investments in FHLB of Boston stock increased to $43.9 million at September 30, 2023 compared to $5.2 million at December 31, 2022, driven by a net increase in FHLB borrowings of $886.9 million during the nine months of 2023.
    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $1.0 billion at both September 30, 2023 and December 31, 2022.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. In light of the turmoil experienced in the U.S. banking industry during the first half of 2023, and the related industry wide impact on bank stock valuations, the Company performed interim goodwill impairment tests as of March 31, 2023 and June 30, 2023, both of which determined that goodwill was not impaired. During the third quarter of 2023, the Company performed its annual goodwill impairment testing and determined that the Company's goodwill was not impaired as of September 30, 2023. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no other events or changes during the third quarter of 2023 that indicated impairment of goodwill and other intangible assets.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $295.7 million at September 30, 2023 compared to $293.3 million at December 31, 2022, representing an increase of $2.3 million, or 0.8%, primarily due to income earned on the policies.
The Company recorded tax exempt income from life insurance policies of $2.0 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively, and $5.8 million and $5.5 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company recorded gains on life insurance benefits of $1.9 million and $477,000 for the three months ended September 30, 2023 and 2022, respectively, and $2.1 million and $600,000 for the nine months ended September 30, 2023 and 2022, respectively.
Deposits As of September 30, 2023, total deposits were $15.1 billion, representing an $819.5 million, or 5.2%, decrease from December 31, 2022, primarily reflective of industry wide dislocations occurring during the first quarter of 2023 and seasonal declines in municipal accounts during the third quarter of 2023, coupled with an overall competitive rate environment and a redeployment of customer excess liquidity due to inflationary and other factors. The total cost of deposits was 1.07% and 0.15% for the three months ended September 30, 2023 and 2022, respectively, and 0.84% and 0.08% for the nine months ended September 30, 2023 and 2022, respectively. The increase in the cost of deposits was a result of the higher rate environment driven by the Federal Reserve's rate hikes over the latter half of 2022 and 2023.
The Company's deposits are comprised primarily of core deposits (demand, savings, and money market), as well as time deposits. Core deposits represented 80.5% and 87.9% of total deposits as of September 30, 2023 and December 31, 2022, respectively, with the 2023 decrease driven primarily by core deposit outflows in conjunction with growth in higher yielding time deposits. In addition, the Company may also utilize brokered deposit sources, as needed, with balances of $100.9 million and $102.6 million outstanding at September 30, 2023 and December 31, 2022, respectively.
The Company's deposit accounts are insured to the maximum extent permitted by the Deposit Insurance Fund which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The Company participates in the IntraFi Network, allowing it to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to access a reciprocal deposit exchange that can be used to benefit customers seeking increased FDIC insurance protection, and amounted to $920.4 million and $653.6 million at September 30, 2023 and December 31, 2022, respectively. The estimated balance of uninsured deposits at the Bank were $4.7 billion and $5.4 billion as of September 30, 2023 and December 31, 2022, respectively. Included in these amounts are $700.4 million and $605.0 million of collateralized deposits, which offer additional protection.
Borrowings  The Company's borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings were $1.0 billion at September 30, 2023, representing an increase of $887.0 million as compared to December 31, 2022, driven primarily by deposit balance reductions.
Additionally, the Company had $8.5 billion and $4.4 billion of assets pledged as collateral against borrowings at September 30, 2023 and December 31, 2022, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston and pledged amounts were proactively increased by management during the first quarter of 2023 as part of the Company's strategy to bolster off-balance sheet liquidity in response to recent industry events.

Capital Resources On September 21, 2023 the Company’s Board of Directors declared a cash dividend of $0.55 per share to shareholders of record as of the close of business on October 2, 2023. This dividend was paid on October 6, 2023.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At September 30, 2023 and December 31, 2022, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:
Table 8 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	September 30, 2023
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,301,466	16.12%	$1,142,219	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,057,638	14.41%	642,498	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,057,638	14.41%	856,664	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,057,638	11.12%	740,271	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,172,447	15.21%	$1,142,972	≥	8.0%	$1,428,715	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,039,576	14.28%	642,922	≥	4.5%	928,665	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,039,576	14.28%	857,229	≥	6.0%	1,142,972	≥	8.0%
Tier 1 capital (to average assets)	2,039,576	11.01%	740,852	≥	4.0%	926,066	≥	5.0%
	December 31, 2022
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,311,824	16.11%	$1,148,328	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,057,099	14.33%	645,935	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,057,099	14.33%	861,246	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,057,099	10.99%	748,775	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,162,752	15.07%	$1,148,329	≥	8.0%	$1,435,411	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,018,912	14.07%	645,935	≥	4.5%	933,017	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,018,912	14.07%	861,247	≥	6.0%	1,148,329	≥	8.0%
Tier 1 capital (to average assets)	2,018,912	10.78%	748,828	≥	4.0%	936,036	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At September 30, 2023, the Company's capital levels exceeded the buffer.
Dividend Restrictions The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company totaled $56.0 million and $64.5 million for the three months ended September 30, 2023 and 2022, respectively and totaled $178.2 million and $142.7 million for the nine months ended September 30, 2023 and 2022, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At each of September 30, 2023 and December 31, 2022 there were $61.0 million in trust preferred securities included in the Tier 2 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management The following table presents total assets under administration and number of accounts held by the Rockland Trust Investment Management Group at the following dates:
Table 9 - Assets Under Administration

	September 30 2023	December 31 2022	September 30 2022
	(Dollars in thousands)
Assets under administration	$6,120,462	$5,792,857	$5,091,592
Number of trust, fiduciary and agency accounts	6,545	6,459	6,487
The Company's Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.

Accounts maintained by the Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. The Investment Management Group generated gross fee revenues of $8.7 million and $7.8 million for the three months ended September 30, 2023 and 2022, respectively and $25.7 million and $23.6 million for the nine months ended September 30, 2023 and 2022, respectively. Total assets under administration at September 30, 2023 were $6.1 billion, including $562.1 million of investment solutions designed by Rockland Trust that are administered and executed through its agreement with LPL Financial ("LPL"), compared to $5.8 billion and $603.7 million, respectively, at December 31, 2022. The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC ("Bright Rock"), which provides institutional quality investment management services to both institutional and high net worth clients. Included in these same amounts as of September 30, 2023 and December 31, 2022 are assets under administration of $418.5 million and $390.1 million, respectively, related to Bright Rock.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.

The Bank has an agreement with LPL and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients. Retail investments and insurance revenue was $1.6 million and $601,000 for the three months ended September 30, 2023 and 2022, respectively, and $4.7 million and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively.

RESULTS OF OPERATIONS
    The following table provides a summary of results of operations for the three and nine months ended September 30, 2023 and 2022:
Table 10 - Summary of Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Net income	$60,808	$71,897	$184,699	$186,770
Diluted earnings per share	$1.38	$1.57	$4.16	$4.00
Return on average assets	1.25%	1.43%	1.28%	1.25%
Return on average equity	8.35%	9.90%	8.58%	8.51%
Net interest margin	3.47%	3.64%	3.60%	3.33%

Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the third quarter of 2023 was $151.0 million, representing a decrease of $12.6 million, or 7.7%, when compared to the third quarter of 2022, as deposit cost increases outpaced asset repricing. For the nine months ended September 30, 2023, the net interest income on a FTE basis was $464.8 million, representing an increase of $16.9 million, or 3.8%, when compared to the nine months ended September 30, 2022. The year-over-year increase in net interest income was primarily attributable to the positive impact of asset repricing in the rising rate environment, partially offset by higher funding costs from elevated deposit pricing as well as increased borrowings assumed by the Company during the nine months ended September 30, 2023.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ended September 30, 2023 and 2022. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income tax rate that would have been paid if the income had been fully taxable.
Table 11 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended September 30
	2023			2022
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$89,449	$905	4.01%	$1,156,143	$6,519	2.24%
Securities
Securities - trading	4,546	—	—%	3,730	—	—%
Securities - taxable investments	3,000,736	14,817	1.96%	3,024,802	13,243	1.74%
Securities - nontaxable investments (1)	188	1	2.11%	196	1	2.02%
Total securities	$3,005,470	$14,818	1.96%	$3,028,728	$13,244	1.73%
Loans held for sale	4,072	60	5.85%	4,263	51	4.75%
Loans (2)
Commercial and industrial (1)	1,682,000	30,739	7.25%	1,520,924	19,289	5.03%
Commercial real estate (1)	7,823,525	94,861	4.81%	7,760,470	85,284	4.36%
Commercial construction	1,007,814	16,829	6.62%	1,157,876	14,875	5.10%
Small business	240,782	3,752	6.18%	207,546	2,819	5.39%
Total commercial	10,754,121	146,181	5.39%	10,646,816	122,267	4.56%
Residential real estate	2,276,882	23,197	4.04%	1,909,066	16,533	3.44%
Home equity	1,093,479	18,313	6.64%	1,076,040	11,869	4.38%
Total consumer real estate	3,370,361	41,510	4.89%	2,985,106	28,402	3.77%
Other consumer	30,775	608	7.84%	31,883	523	6.51%
Total loans	$14,155,257	$188,299	5.28%	$13,663,805	$151,192	4.39%
Total interest-earning assets	$17,254,248	$204,082	4.69%	$17,852,939	$171,006	3.80%
Cash and due from banks	184,003			192,003
Federal Home Loan Bank stock	38,252			5,745
Other assets	1,859,099			1,854,870
Total assets	$19,335,602			$19,905,557
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$5,393,209	$11,860	0.87%	$6,224,690	$2,110	0.13%
Money market	2,945,450	13,709	1.85%	3,459,212	3,025	0.35%
Time deposits	1,860,440	15,144	3.23%	1,246,841	974	0.31%
Total interest-bearing deposits	$10,199,099	$40,713	1.58%	$10,930,743	$6,109	0.22%
Borrowings
Federal Home Loan Bank borrowings	$869,646	$10,568	4.82%	$12,876	$55	1.69%
Junior subordinated debentures	62,857	1,150	7.26%	62,854	589	3.72%
Subordinated debentures	49,944	617	4.90%	49,847	617	4.91%
Total borrowings	$982,447	$12,335	4.98%	$125,577	$1,261	3.98%

Total interest-bearing liabilities	$11,181,546	$53,048	1.88%	$11,056,320	$7,370	0.26%
Noninterest bearing demand deposits	4,883,009			5,641,742
Other liabilities	381,483			325,507
Total liabilities	$16,446,038			$17,023,569
Stockholders' equity	2,889,564			2,881,988
Total liabilities and stockholders' equity	$19,335,602			$19,905,557
Net interest income (1)		$151,034			$163,636
Interest rate spread (3)			2.81%			3.54%
Net interest margin (4)			3.47%			3.64%
Supplemental information
Total deposits, including demand deposits	$15,082,108	$40,713		$16,572,485	$6,109
Cost of total deposits			1.07%			0.15%
Total funding liabilities, including demand deposits	$16,064,555	$53,048		$16,698,062	$7,370
Cost of total funding liabilities			1.31%			0.18%

(1)The total amount of adjustment to interest income and yield on a FTE basis was $1.2 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively.
(2)Includes average nonaccruing loans.
(3)Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 12 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Nine Months Ended September 30
	2023			2022
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$144,558	$4,882	4.52%	$1,477,117	$10,222	0.93%
Securities
Securities - trading	4,377	—	—%	3,775	—	—%
Securities - taxable investments	3,062,745	45,707	2.00%	2,881,203	34,567	1.60%
Securities - nontaxable investments (1)	191	5	3.50%	198	5	3.38%
Total securities	$3,067,313	$45,712	1.99%	$2,885,176	$34,572	1.60%
Loans held for sale	3,180	133	5.59%	5,841	150	3.43%
Loans (2)
Commercial and industrial (1)	1,662,459	86,762	6.98%	1,531,421	53,816	4.70%
Commercial real estate (1)	7,800,173	276,255	4.74%	7,832,534	238,085	4.06%
Commercial construction	1,061,847	50,508	6.36%	1,180,509	40,599	4.60%
Small business	231,299	10,472	6.05%	202,151	7,891	5.22%
Total commercial	10,755,778	423,997	5.27%	10,746,615	340,391	4.23%
Residential real estate	2,163,130	63,498	3.92%	1,774,355	45,109	3.40%
Home equity	1,092,304	51,951	6.36%	1,051,921	29,709	3.78%
Total consumer real estate	3,255,434	115,449	4.74%	2,826,276	74,818	3.54%
Other consumer	30,885	1,751	7.58%	31,092	1,519	6.53%
Total loans	$14,042,097	$541,197	5.15%	$13,603,983	$416,728	4.10%
Total interest-earning assets	$17,257,148	$591,924	4.59%	$17,972,117	$461,672	3.43%
Cash and due from banks	181,380			184,754
Federal Home Loan Bank stock	32,615			7,780
Other assets	1,843,564			1,853,818
Total assets	$19,314,707			$20,018,469
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$5,545,951	$28,758	0.69%	$6,224,317	$3,418	0.07%
Money market	3,079,942	36,433	1.58%	3,517,459	4,191	0.16%
Time deposits	1,596,889	30,106	2.52%	1,355,861	2,718	0.27%
Total interest-bearing deposits	$10,222,782	$95,297	1.25%	$11,097,637	$10,327	0.12%
Borrowings
Federal Home Loan Bank borrowings	$747,640	$26,788	4.79%	$21,361	$311	1.95%
Long-term borrowings	—	—	—%	2,988	31	1.39%
Junior subordinated debentures	62,856	3,195	6.80%	62,854	1,298	2.76%
Subordinated debentures	49,921	1,852	4.96%	49,824	1,852	4.97%
Total borrowings	$860,417	$31,835	4.95%	$137,027	$3,492	3.41%
Total interest-bearing liabilities	$11,083,199	$127,132	1.53%	$11,234,664	$13,819	0.16%
Noninterest bearing demand deposits	4,990,869			5,544,476
Other liabilities	363,989			303,308

Total liabilities	$16,438,057			$17,082,448
Stockholders' equity	2,876,650			2,936,021
Total liabilities and stockholders' equity	$19,314,707			$20,018,469
Net interest income (1)		$464,792			$447,853
Interest rate spread (3)			3.06%			3.27%
Net interest margin (4)			3.60%			3.33%
Supplemental information
Total deposit, including demand deposits	$15,213,651	$95,297		$16,642,113	$10,327
Cost of total deposits			0.84%			0.08%
Total funding liabilities, including demand deposits	$16,074,068	$127,132		$16,779,140	$13,819
Cost of total funding liabilities			1.06%			0.11%

(1)The total amount of adjustment to present interest income and yield on a FTE basis was $3.4 million and $3.0 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Table 13 - Volume Rate Analysis

	Three Months Ended September 30			Nine Months Ended September 30
	2023 Compared To 2022			2023 Compared To 2022
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$401	$(6,015)	$(5,614)	$3,882	$(9,222)	$(5,340)
Securities
Securities - taxable investments	1,679	(105)	1,574	8,962	2,178	11,140
Securities - nontaxable investments (1)	—	—	—	—	—	—
Total securities			1,574			11,140
Loans held for sale	11	(2)	9	51	(68)	(17)
Loans
Commercial and industrial (1)	9,407	2,043	11,450	28,341	4,605	32,946
Commercial real estate (1)	8,884	693	9,577	39,154	(984)	38,170
Commercial construction	3,882	(1,928)	1,954	13,990	(4,081)	9,909
Small business	482	451	933	1,443	1,138	2,581
Total commercial			23,914			83,606
Residential real estate	3,479	3,185	6,664	8,505	9,884	18,389
Home equity	6,252	192	6,444	21,101	1,141	22,242
Total consumer real estate			13,108			40,631
Other consumer	103	(18)	85	242	(10)	232
Total loans (1)(2)			37,107			124,469
Total income of interest-earning assets			$33,076			$130,252
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$10,032	$(282)	$9,750	$25,713	$(373)	$25,340
Money market	11,133	(449)	10,684	32,763	(521)	32,242
Time certificates of deposits	13,691	479	14,170	26,905	483	27,388
Total interest bearing deposits			34,604			84,970
Borrowings
Federal Home Loan Bank borrowings	6,853	3,660	10,513	15,903	10,574	26,477
Long-term borrowings	—	—	—	—	(31)	(31)
Junior subordinated debentures	561	—	561	1,897	—	1,897
Subordinated debentures	(1)	1	—	(4)	4	—
Total borrowings			11,074			28,343
Total expense of interest-bearing liabilities			45,678			113,313
Change in net interest income			$(12,602)			$16,939

(1)Reflects income determined on a FTE basis. See footnote (1) to Tables 11 and 12 in this Report for the related adjustments.
(2)Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an appropriate level of allowance for credit losses. The Company recorded a provision for credit loss of $5.5 million and $17.8 million for the three and nine months ended September 30, 2023, respectively, as compared to $3.0 million provision for the three months ended September 30, 2022 and $1.0 million for the nine months ended September 30, 2022. The provision for credit losses in 2023 was driven primarily by outsized charge-offs on two large commercial loans as well as net loan growth during the nine months ended September 30, 2023. The Company’s allowance for credit losses as a percentage of total loans, was 0.99%, 1.09%, and 1.08% at September 30, 2023, December 31, 2022, and September 30, 2022, respectively. Refer to Note 3 "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses for the period.
Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 14 - Noninterest Income

	Three Months Ended
	September 30		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Deposit account fees	$5,936	$6,261	$(325)	(5.19)%
Interchange and ATM fees	4,808	4,331	477	11.01%
Investment management	10,246	8,436	1,810	21.46%
Mortgage banking income	739	585	154	26.32%
Increase in cash surrender value of life insurance policies	1,983	1,883	100	5.31%
Gain on life insurance benefits	1,924	477	1,447	303.35%
Loan level derivative income	842	471	371	78.77%
Other noninterest income	7,065	5,751	1,314	22.85%
Total	$33,543	$28,195	$5,348	18.97%

	Nine Months Ended
	September 30		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Deposit account fees	$17,360	$17,582	$(222)	(1.26)%
Interchange and ATM fees	13,470	11,967	1,503	12.56%
Investment management	30,373	26,438	3,935	14.88%
Mortgage banking income	1,717	2,989	(1,272)	(42.56)%
Increase in cash surrender value of life insurance policies	5,777	5,549	228	4.11%
Gain on life insurance benefits	2,111	600	1,511	251.83%
Loan level derivative income	2,525	1,511	1,014	67.11%
Other noninterest income	19,209	15,729	3,480	22.12%
Total	$92,542	$82,365	$10,177	12.36%

The primary reasons for the variances in the noninterest income categories shown in the preceding table include:
•Deposit account fees decreased during the three and nine months ended September 30, 2023, as compared to the same prior year periods, driven primarily by reduced overdraft fees stemming from the Company's policy changes that went into effect in March 2023. These reductions were partially offset by increased cash management fees during both the three and none months ended September 30, 2023, as compared to the same prior year periods.
•Interchange and ATM fees for the three and nine months ended September 30, 2023 increased as compared to the same prior year periods due primarily to higher transaction volumes.

•Investment management income increased driven primarily by higher levels of assets under administration, which increased by $1.0 billion, or 20.2%, to $6.1 billion at September 30, 2023 as compared to $5.1 billion at September 30, 2022, as well as strong retail and insurance commission income during the first nine months of 2023 as compared to the prior year.
•Mortgage banking income increased for the three months ended September 30, 2023 as compared to the same prior year quarter, due to slightly higher saleable volumes, but decreased $1.3 million, or 42.6%, for the nine months ended September 30, 2023 in comparison to the same prior year period, primarily reflecting overall reduced saleable volumes as a result of the rising interest rate environment experienced throughout the first nine months of 2023.
•Loan level derivative income increased for the three and nine months ended September 30, 2023 in comparison to the same prior year periods due to higher customer demand.
•Other noninterest income increased for the three and nine months ended September 30, 2023, primarily attributable to increased FHLB dividend income, loan fees, and discounted purchases of Massachusetts historical tax credits. The nine months ended September 30, 2023 also reflected increased unrealized gains on equity securities, rental income from equipment leases, and credit card fee income as compared to the same prior year period.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 15 - Noninterest Expense

	Three Months Ended
	September 30		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$54,797	$52,708	$2,089	3.96%
Occupancy and equipment expenses	12,321	12,316	5	0.04%
Data processing & facilities management	2,404	2,259	145	6.42%
Software maintenance	3,324	2,497	827	33.12%
FDIC assessment	2,727	1,677	1,050	62.61%
Debit card expense	2,319	1,936	383	19.78%
Consulting expense	2,753	2,547	206	8.09%
Amortization of intangible assets	1,712	1,898	(186)	(9.80)%
Other noninterest expenses	15,425	14,890	535	3.59%
Total	$97,782	$92,728	$5,054	5.45%

	Nine Months Ended
	September 30		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$165,747	$150,957	$14,790	9.80%
Occupancy and equipment expenses	37,528	37,255	273	0.73%
Data processing & facilities management	7,461	6,878	583	8.48%
Software maintenance	9,407	7,706	1,701	22.07%
FDIC assessment	8,011	5,225	2,786	53.32%
Debit card expense	6,707	5,562	1,145	20.59%
Consulting expense	6,765	7,057	(292)	(4.14)%
Amortization of intangible assets	5,243	5,801	(558)	(9.62)%
Merger and acquisition expenses	—	7,100	(7,100)	(100.00)%
Other noninterest expenses	45,129	45,249	(120)	(0.27)%
Total	$291,998	$278,790	$13,208	4.74%

The primary reasons for the variances in the noninterest expense categories shown in the preceding table include:
•The increase in salaries and employee benefits was primarily attributable to increases in general salaries, medical insurance, severance, equity compensation, and payroll taxes, partially offset by decreases in incentive compensation. The nine months ended September 30, 2023 also reflect non-recurring CEO transition related expenses incurred during the first quarter of 2023.
•Occupancy and equipment expenses increased for the nine months ended September 30, 2023, driven primarily by increased utilities costs and rent on leased properties. The increase for the nine months ended September 30, 2023 was partially offset by reduced snow removal costs as compared to the same prior year period.
•Software maintenance increased primarily due to the Company's continued investment in its technology infrastructure.
•FDIC assessment increased primarily due to increased assessment rates in the current year.
•Debit card expense increased due to higher processing fees driven by increased volume.

•Consulting expense increased for the three months ended September 30, 2023, and decreased for the nine months ended September 30, 2023, as compared to the same respective prior year periods due primarily to the timing of strategic initiatives.
•The Company incurred merger and acquisition costs related to the Meridian acquisition of $7.1 million during the first quarter of 2022, primarily related to lease terminations associated with exited branch locations, along with additional integration costs and professional fees. No such costs were incurred during the nine months ended September 30, 2023.
•Other noninterest expense increased for the three months ended September 30, 2023, as compared to the same prior year period, primarily due to increases in advertising costs and losses on sales of fixed assets. Other noninterest expense decreased slightly for the nine months ended September 30, 2023, driven primarily by reduced unrealized losses on equity securities and telecommunications costs, partially offset by increased expenses related to marketing and public relations, internet banking, and examinations and audits.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 16 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
	(Dollars in thousands)
Combined federal and state income tax provision	$19,333	$23,171	$59,519	$60,699
Effective income tax rate	24.12%	24.37%	24.37%	24.53%
Blended statutory tax rate	27.85%	27.11%	27.85%	27.11%

The Company’s effective tax rate in 2023 is consistent with the year ago period. The effective tax rates in the table above are lower than the blended statutory tax rates due to the impact of discrete items, including tax benefits related to low income housing tax credits and equity compensation, as well as certain tax preference assets such as life insurance policies, tax exempt bonds, and federal tax credits.

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2040, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $212.8 million, of which $159.3 million had been funded as of September 30, 2023. It is expected that the limited partnership investments will generate a net tax benefit of approximately $3.9 million for the fiscal year 2023 and a total of $26.4 million over the remaining life of the investments from the combination of the tax credits and operating losses.
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

The Board of Directors, with the assistance of its Risk Committee, oversees management’s enterprise risk management practices. As risks must be taken to create value, the Board of Directors has approved a Risk Appetite Statement that defines the acceptable residual risk tolerances for the Company and the nine major risk types identified as having the potential to create significant adverse impacts on the Company, such as financial losses, reputational damage, legal or regulatory actions, failure to achieve strategic objectives, diminished customer experience, and/or cultural erosion. The nine major risk categories identified by the Company and addressed in the Risk Appetite Statement are strategic and emerging risk, culture risk, credit risk, liquidity risk, interest rate risk, operational risk, reputation risk, compliance risk, and technology risk, each of which is discussed below.

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

Credit Risk   Credit risk is the risk arising from the failure of a borrower or a counterparty to a contract to make payments as agreed, and includes the risks arising from inadequate collateral and mismanagement of loan concentrations. While the collateral securing loans may be sufficient in some cases to recover the amount due, in other cases the Company may experience significant credit losses that could have an adverse effect on its operating results. The Company makes assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 3, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

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

The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available FHLB funding, less short-term liabilities relative to total assets, was within policy limits at September 30, 2023. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit include FHLB collateral requirements, securities portfolio changes, and the mix of deposits.

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

The following table depicts current and unused liquidity capacity from various sources as of the dates indicated:

Table 17 - Liquidity Sources

	September 30, 2023		December 31, 2022
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$887,548	$1,788,554	$637	$1,808,729
Federal Reserve Bank of Boston (2)	—	3,074,338	—	1,210,451
Unpledged Securities	—	1,187,590	—	2,144,235
Line of Credit	—	85,000	—	85,000
Junior subordinated debentures (3)	62,857	—	62,855	—
Subordinated debt (3)	49,957	—	49,885	—
Reciprocal deposits (3)	920,372	—	653,638	—
Brokered deposits (3)	100,889	—	102,643	—
	$2,021,623	$6,135,482	$869,658	$5,248,415

(1)Loans with a carrying value of $3.8 billion and $2.7 billion at September 30, 2023 and December 31, 2022, respectively, were pledged to the FHLB of Boston.
(2)Loans with a carrying value of $4.7 billion and $1.7 billion at September 30, 2023 and December 31, 2022, respectively, were pledged to the Federal Reserve Bank of Boston.
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

In response to the banking industry turmoil experienced earlier this year, the Company has been operating under the parameters of its Liquidity Contingency Plan, which resulted in various immediate action items taken during the first quarter. From a liquidity management perspective, the Company proactively borrowed under its existing FHLB capacity to increase current cash on hand, while also pledging additional assets to increase overall borrowing capacity. On an ongoing basis, the Company continues to monitor both on and off balance sheet liquidity sources to understand vulnerabilities through the application of various stress testing scenarios and other analyses.

Market and Interest Rate Risk  Market and Interest rate risk is the risk arising from changes in interest rates and the value of investments due to market conditions or other external factors or events. Interest rate risk includes market risk.

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

Management has been proactive in managing the Company's interest rate risk position with the intention of achieving a more neutral position, reflecting the general uncertainty of future rate changes. The Company runs several scenarios to quantify and effectively assist in managing interest rate risk, including instantaneous parallel shifts in market rates as well as gradual (12-24 months) shifts in market rates, and may also include other alternative scenarios as management deems necessary given the interest rate environment. The results of those scenarios are summarized in the following table:
Table 18 - Interest Rate Sensitivity

	September 30
	2023	2022
	Year 1	Year 1
Parallel rate shocks (basis points)
-300	(3.4)%	(15.2)%
-200	(1.9)%	(9.8)%
-100	(0.8)%	(3.4)%
+100	0.2%	2.4%
+200	0.2%	4.0%
+300	0.7%	6.4%
+400	1.2%	8.7%

Gradual rate shifts (basis points)
-200 over 12 months	(0.7)%	(3.9)%
-100 over 12 months	(0.3)%	(1.5)%
+200 over 12 months	0.2%	2.3%
+400 over 24 months	0.2%	2.3%

The results depicted in the table above are dependent on material assumptions, such as prepayment rates, decay rates, pricing decisions on loans and deposits, and other factors, which management believes are reasonable. These assumptions may be impacted by customer preferences or competitive influences and therefore actual experience may differ from the assumptions in the model. Accordingly, although the tables provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ.

The most significant market factors affecting the Company’s net interest income during the nine months ended September 30, 2023 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate, the secured overnight financing rates ("SOFR"), and interest rates offered on long-term fixed rate loans.

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

Movements in foreign currency rates or commodity prices do not directly or materially affect the Company's earnings. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines. See Note 2, “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

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

Regulatory and Compliance Risk Regulatory and Compliance risk is the risk arising from violations of laws or regulations, non-conformance with prescribed practices, internal bank policies and procedures, or ethical standards. Compliance risk includes consumer compliance risk, legal risk, and regulatory compliance risk. Management seeks to mitigate compliance risk through compliance training and regulatory change management processes.

Technology and Cyber Risk Technology and Cyber risk is the risk of losses or other impacts arising from the failure of technology systems to function in accordance with expectations and business requirements. Technology risks include technical failures, unlawful tampering with technical systems, cyber security, terrorist activities, ineffectiveness or exposure due to interruption in third party support. Management seeks to mitigate technology risk through appropriate security and controls over data and its technological environment. The Bank manages cybersecurity threats proactively and maintains robust controls to protect its critical systems and data by investing in secure, reliable and resilient technology infrastructure, fostering a culture of technology risk awareness and continuously improving its technology risk management practices

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Information
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet arrangements during the three months ended September 30, 2023.
See Note 6, "Derivative and Hedging Activities" and Note 10, "Commitments and Contingencies" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended September 30, 2023.

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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At September 30, 2023, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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
As of the date of this Report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of the 2022 Form 10-K as updated by the below Risk Factor substantially set forth in the First Quarter 2023 Form 10-Q.
Risks Related to Recent Events Impacting the Financial Services Industry

Recent events impacting the financial services industry, including several high profile bank failures, have resulted in decreased confidence in banks among depositors, investors and other counterparties, as well as significant disruption, volatility and depressed valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in increased unrealized losses on certain investment securities, increased competition for bank deposits and may increase the risk of a potential recession. These recent events have, and could continue to adversely impact the market price and volatility of the Company’s common stock. Additionally, the cost of resolving recent bank failures prompted the FDIC to announce plans to collect additional special assessments. These recent events may also result in potentially adverse changes to laws or regulations applicable to the Company, which could have a material impact on the Company’s business and result in increased costs necessary to comply with any such changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2023:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan or Program
Period
July 1 to July 31, 2023	377	$46.17	—	$—
August 1 to August 31, 2023	170	$53.47	—	$—
September 1 to September 30, 2023	3,428	$51.75	—	$—
Total	3,975	$51.29	—
(1)These shares were surrendered in connection with the exercise and/or vesting of equity compensation grants to satisfy exercise price and/or related tax withholding obligations.

On October 19, 2023, the Company also announced a stock buyback plan which authorizes repurchases by the Company of up to $100 million in common stock. Repurchases under the plan may be made from time to time on the open market and in privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The extent to which the Company repurchases shares and the size and timing of these repurchases will depend on a variety of factors, including pricing, market and economic conditions, the Company’s capital position and amount of retained earnings and legal and contractual requirements. The repurchase plan is scheduled to expire October 18, 2024 and may be modified, suspended or discontinued without prior notice at any time.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - Not Applicable.

Item 5. Other Information

(a)None

(b)None

(c)Insider Rule 10b5-1 Trading Plans. During the quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
INDEPENDENT BANK CORP.
(registrant)

November 2, 2023	/s/ Jeffrey J. Tengel
Jeffrey J. Tengel President and Chief Executive Officer (Principal Executive Officer)

November 2, 2023	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)