Form 10-K
period 2023-12-31
INDEPENDENT BANK CORP
filed 2024-02-28
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2023 was approximately $1,946,148,171.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. February 26, 2024 - 42,445,920

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Annual Report on Form 10-K. The definitive proxy statement relating to the 2024 Annual Meeting of Shareholders will be filed within 120 days of December 31, 2023.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this "Report"), including Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “could,” “will,” “may,” “expect,” “believe,” “forecast,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” “estimate,” “intend,” or similar statements or variations of such terms. Such forward-looking statements involve risks and uncertainties and our actual results may differ from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following:

•adverse economic conditions in the regional and local economies within the New England region and the Company’s market area;
•events impacting the financial services industry, including high profile bank failures, and any resulting decreased confidence in banks among depositors, investors, and other counterparties, as well as competition for deposits, significant disruption, volatility and depressed valuations of equity and other securities of banks in the capital markets;
•the effects to the Company of an increasingly competitive labor market, including the possibility that the Company will have to devote significant resources to attract and retain qualified personnel;
•the instability or volatility in financial markets and unfavorable domestic or global general economic, political or business conditions, whether caused by geopolitical concerns, including the Russia/Ukraine conflict, the conflict in Israel and surrounding areas and the possible expansion of such conflicts, changes in U.S. and international trade policies, or other factors, and the potential impact of such factors on the Company and its customers, including the potential for decreases in deposits and loan demand, unanticipated loan delinquencies, loss of collateral and decreased service revenues;
•unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on the Company’s local economies or the Company's business caused by adverse weather conditions and natural disasters, changes in climate, public health crises or other external events and any actions taken by governmental authorities in response to any such events;
•adverse changes or volatility in the local real estate market;
•changes in interest rates and any resulting impact on interest earning assets and/or interest bearing liabilities, the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, decreased loan demand or increased difficulty in the ability of borrowers to repay variable rate loans;
•acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;
•the effect of laws, regulations, new requirements or expectations, or additional regulatory oversight in the highly regulated financial services industry, including as a result of intensified regulatory scrutiny in the aftermath of certain bank failures in 2023 and the resulting need to invest in technology to meet heightened regulatory expectations, increased costs of compliance or required adjustments to strategy;
•changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•higher than expected tax expense, including as a result of failure to comply with general tax laws and changes in tax laws;
•increased competition in the Company’s market areas, including competition that could impact deposit gathering, retention of deposits and the cost of deposits, increased competition due to the demand for innovative products and service offerings, and competition from non-depository institutions which may be subject to fewer regulatory constraints and lower cost structures;
•a deterioration in the conditions of the securities markets;
•a deterioration of the credit rating for U.S. long-term sovereign debt or uncertainties surrounding the federal budget;
•inability to adapt to changes in information technology, including changes to industry accepted delivery models driven by a migration to the internet as a means of service delivery, including any inability to effectively implement new technology-driven products, such as artificial intelligence;
•electronic or other fraudulent activity within the financial services industry, especially in the commercial banking sector;
•adverse changes in consumer spending and savings habits;

•the effect of laws and regulations regarding the financial services industry, including the need to invest in technology to meet heightened regulatory expectations or introduction of new requirements or expectations resulting in increased costs of compliance or required adjustments to strategy;
•changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to the Company’s business and the associated costs of such changes;
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
•operational risks related to cyber threats, attacks, intrusions, and fraud which could lead to interruptions or disruptions of the Company's operating systems, including systems that are customer facing, and adversely impact the Company's business;
•any unexpected material adverse changes in the Company's operations or earnings; and
•the other risks described in the section entitled “Risk Factors”in Part I. Item 1A and elsewhere in this Report.
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

PART I

ITEM 1. BUSINESS

General

Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company ("Rockland Trust" or the "Bank"), a Massachusetts trust company chartered in 1907. The Bank provides a wide range of banking, investment and financial services, operating with over 120 retail branches, as well as a network of commercial and residential lending centers, and investment management offices primarily in Eastern Massachusetts, Worcester County, and Rhode Island. Rockland Trust also offers a full suite of mobile, online, and telephone banking services. At December 31, 2023, the Company had total assets of $19.3 billion, total deposits of $14.9 billion, and stockholders’ equity of $2.9 billion.

Subsidiaries

At December 31, 2023, Independent Bank Corp.’s consolidated subsidiaries included the Company’s banking subsidiary, Rockland Trust, which is the Company’s only reportable operating segment. Rockland Trust had the following wholly-owned corporate subsidiaries:

•Six Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., Taunton Avenue Securities Corp., Goddard Ave Securities Corp., MFLR Securities Corporation, and B.H. Security Corporation;
•RTC LIHTC Investments LLC and Rockland MHEF Fund LLC, established to invest primarily in Massachusetts-based low-income housing tax credit projects;
•Rockland Trust Phoenix LLC, formed for the purpose of holding, maintaining, and disposing of certain foreclosed properties;
•Bright Rock Capital Management LLC, which was established to act as a registered investment advisor under the Investment Advisors Act of 1940; and
•Compass Exchange Advisors LLC, which was established to provide like-kind exchange services pursuant to section 1031 of the Internal Revenue Code. The like-kind exchange services provided in connection with this entity ceased during 2023.

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

The Bank’s market area is attractive and entry into the market area by financial institutions previously not competing there has occurred and may continue to occur, which could impact the Bank’s growth or profitability. The Bank’s primary footprint for branch presence and deposit gathering is generally comprised of Eastern Massachusetts and Worcester County.

Lending Activities

The Bank’s gross loan portfolio (loans before allowance for credit losses) amounted to $14.3 billion on December 31, 2023, or 73.8% of total assets. The Bank’s borrowers primarily consist of small-to-upper middle market sized businesses and consumers. Substantially all of the Bank’s commercial, consumer real estate, and other consumer loan portfolios consist of loans made to residents of and businesses located in the Bank’s market area. The majority of the real estate loans in the Bank’s loan portfolio are secured by properties located within this market area.

Although the Bank analyzes the creditworthiness of its borrowers, the risk of deterioration in the ability of borrowers to repay their loans in accordance with their existing loan agreements is inherent in any lending function. Loans are approved based upon a hierarchy of authority, predicated upon the size of the loan, quality of collateral and perceived level of risk. Levels within the hierarchy of lending authorities range from individual lenders to the Loan Approval Committee levels. In accordance with federal and state banking law, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $584.2 million at December 31, 2023, which is the Bank’s legal lending limit. Notwithstanding the foregoing, the Bank has established a more restrictive limit, which may only be exceeded with the approval of the Board of Directors (the "Board"). There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s self-imposed restrictive limit. The Bank’s largest relationship as of December 31, 2023 consisted of 11 loans with an aggregate exposure of $171.8 million.

Loan Portfolio    The following table shows the balance of the gross average loan portfolio by category, the percentage of the gross average loan portfolio, and the percentage of total interest income that the loans generated, by category, for the fiscal years indicated:

	Average Balance for the Year Ended	% of Total Loans	% of Total Interest Income Generated for the Years Ended December 31,
	December 31, 2023		2023	2022	2021
	(Dollars in thousands)
Commercial	$10,741,394	76.3%	71.5%	72.9%	71.8%
Consumer real estate	3,311,517	23.5%	20.0%	16.7%	19.6%
Other consumer	31,202	0.2%	0.3%	0.3%	0.4%
Total	$14,084,113	100.0%	91.8%	89.9%	91.8%

Commercial Loans    Commercial loans consist of commercial real estate loans, commercial construction loans, commercial and industrial loans, and small business loans (which generally consist of loans to businesses with commercial credit needs of less than or equal to $750,000). The Bank offers secured and unsecured commercial loans for business purposes. Commercial loans may be structured as term loans or as revolving/nonrevolving lines of credit, and include overdraft protection and letters of credit. Secured loans may be collateralized by either owner or nonowner-occupied commercial mortgages or other assets.

The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration. The Bank believes this portfolio is well diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial real estate, retail, office, industrial, warehouse, industrial development bonds and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, and recreational facilities. The portfolio also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. Although terms vary, commercial real estate loans typically are underwritten with maturities up to ten years. These loans generally have amortization periods of 20 to 30 years. It is the Bank’s practice to obtain personal guarantees from the principals of the borrower on commercial real estate loans and to obtain financial statements at least annually from all commercial real estate borrowers. Construction loans within this category present a degree of risk and may be affected by a variety of factors, such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. Development of commercial real estate projects also may be subject to numerous land use and environmental issues. The payment experience on nonowner-occupied commercial real estate projects is typically dependent on the successful operation of the real estate project, which can be significantly impacted by supply and demand conditions within the markets for commercial, retail, office, industrial/warehouse and multi-family tenancy. The current environment has created additional considerations over office exposure as the development of hybrid work environments may reduce demand for large office spaces and as a result potentially reduce the valuation of collateral to loans within this property type. Amongst other actions, management is actively monitoring upcoming maturities within this subset of loans.

The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2023:

Commercial Real Estate Portfolio by Property Type
Total Portfolio of $8.9 billion (1)

All Other: 6.7%
Healthcare: 2.7%
Hotels/Motels: 8.1%
Industrial Warehouse: 12.6%
Office Buildings: 13.9%
Mixed Use, Primarily Office: 2.5%
Strip Malls / Retail: 19.5%
Residential - Related: 34.0%

(1)Included in the total commercial real estate portfolio balance is $1.3 billion, or 15.1%, of owner occupied commercial real estate loans.

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$1,618
Largest individual commercial real estate mortgage outstanding	$61,826
Commercial real estate nonperforming loans/commercial real estate loans	0.26%

Commercial and industrial loans consist of both term loans and revolving or non-revolving lines of credit. Term loans generally have a repayment schedule of five years or less and are collateralized by equipment, machinery or other business assets. In addition, the Bank generally obtains personal guarantees from the principal owners of the borrower for its commercial and industrial loans. Lines of credit, including asset-based lines, are typically collateralized by accounts receivable, inventory, or both, as well as other business assets. Commercial lines of credit and asset based lines generally are reviewed on an annual basis and usually require either a borrowing base formula or reflect varying levels of repayment of principal during the course of a year. Additionally, other commercial term loans are typically secured by machinery and equipment, and/or owner occupied commercial real estate. To limit the risk within this portfolio, the loans are made across a diverse set of industry groups. The following pie chart shows the diversification of the commercial and industrial portfolio as of December 31, 2023:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $1.6 billion
All Other (11 Sectors): 22.3%
Retail Trade: 22.1%
Educational Services: 4.5%
Real Estate/Rental and Leasing: 15.7%
Finance and Insurance: 5.3%
Manufacturing: 5.8%
Administrative Support/
Waste Mgmt/Remediation
Services: 7.4%
Wholesale Trade: 8.8%
Construction: 8.1%

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$399
Largest individual commercial and industrial loan outstanding	$36,820
Commercial and industrial nonperforming loans/commercial and industrial loans	1.28%

Consumer Loans    The Bank’s consumer portfolio consists of real estate loans comprised of residential mortgages and home equity loans and lines, all secured by one-to-four family residential properties, as well as other consumer loans. Residential mortgages are offered in amounts based on up to 97% of the lesser of the appraised value of the residential property securing the loan or the purchase price, and generally requires borrowers to obtain private mortgage insurance when the amount of the loan exceeds 80% of the value of the property. The Bank’s residential real estate loans are generally originated under terms, conditions and documentation which permit sale in the secondary market. In order to protect the properties securing its residential and other real estate loans, the Bank requires title insurance protecting the priority of its mortgage lien, as well as fire, extended casualty, and flood insurance, when necessary. Independent appraisers assess properties securing all of the Bank’s first mortgage real estate loans, as required by regulatory standards. Home equity loans and lines may be secured by a first or second mortgage on the borrower’s residence, second home or residential investment properties. The Bank will typically originate home equity loans and lines in an amount up to 80% of the appraised value, hybrid valuation methods or automated valuation methods, reduced for any loans outstanding that are secured by such collateral. Other consumer loans primarily consist of investment management secured lines of credit, installment loans and overdraft protection lines. The consumer real estate loan portfolio at December 31, 2023 was as follows:

Consumer Portfolio Composition
Total Portfolio of $3.6 Billion
Other consumer: 0.9%
Home equity - subordinate positions: 16.3%
Home equity - first position: 14.6%
Residential real estate: 68.2%

Select Statistics Regarding the Consumer Portfolio
(Dollars in thousands)
Average loan size	$111
Largest individual consumer loan outstanding	$5,043
Consumer nonperforming loans/consumer loans	0.31%

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
Rockland Trust’s 123 branch locations feature expanded use of video-tellers, and are supplemented by internet and mobile banking services as well as automated teller machine ("ATM") cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and 28 additional remote ATM locations. The ATM cards and debit cards also allow customers access to a variety of national and international ATM networks. The Bank's mobile banking services give customers the ability to use a variety of mobile devices to check balances, track account activity, pay bills, search transactions, and set up alerts for text or e-mail messages for changes in their account.

Customers can also transfer funds between Rockland Trust accounts, deposit checks into their account, and identify the nearest branch or ATM directly from their mobile device. Rockland Trust also offers person-to-person payment capabilities, allowing for simple and secure funds transfers between most banks and credit unions.

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
The Company is currently in compliance with the above-described regulatory capital requirements. See Note 18, "Regulatory Matters" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report for more information.

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

Additionally, on November 16, 2023, the FDIC Board of Directors approved a final rule to implement a special assessment to recover the loss to the Deposit Insurance Fund ("DIF") associated with protecting uninsured depositors following the closures of three prominent financial institutions in 2023. The Federal Deposit Insurance Act ("FDI Act") requires the FDIC to take this action in connection with the systemic risk determination announced on March 12, 2023. The charge is determined by applying the assessment rate to the Bank's assessment base, which is defined as the estimated uninsured deposits exceeding $5 billion at December 31, 2022. The Company expensed $1.1 million in 2023 as an estimated special assessment, which is expected to be paid over eight quarters beginning in the first quarter of 2024.

Community Reinvestment Act ("CRA")    Pursuant to the CRA and similar provisions of Massachusetts law, regulatory authorities review the performance of the Company and the Bank in meeting the credit needs of the communities served by the Bank. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of new branches, branch relocations, the engagement in certain additional financial activities under the Gramm-Leach-Bliley Act, and acquisitions of banks and bank holding companies. The FDIC and the Massachusetts Division of Banks have assigned the Bank a CRA rating of "Outstanding" as of the latest examination.

Anti-Money Laundering Act of 2020 The Anti-Money Laundering Act of 2020, enacted on January 1, 2021 as part of the National Defense Authorization Act, does not directly impose new requirements on banks, but requires the U.S. Treasury to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the Bank Secrecy Act and Patriot Act impose on banks. The Anti-Money Laundering Act of 2020 also contains provisions that promote increased information-sharing and use of technology and increases penalties for violations of the Bank Secrecy Act and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.

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

Regulation W    Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The FDI Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules, but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank and its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:
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

Rockland Trust has been named one of the Boston Globe’s Top Places to Work for 15 years running and has continued to be the top rated bank in its size category since 2015. In addition to the Boston Globe's ranking, Rockland Trust has been recognized as a "Best Place to Work" for LGBTQ Equality, scoring 100% on the Human Rights Campaign’s Corporate Equality Index since 2016.

Demographics As of December 31, 2023, Rockland Trust employed 1,787 total colleagues, 772 of whom are officers of the Bank. Approximately 63% of the Company's workforce was comprised of women and approximately 21% was comprised of professionals of color. Of the Company's officers, 44% are women and 13% are professionals of color. Rockland Trust's senior leadership is made up of 19% of women and 8% professionals of color, while our executive leadership team is 46% women and 8% professionals of color.

As depicted in the graph below, the workforce is comprised of colleagues of the following generations:

The Company's largest business units, in terms of total headcount, include Retail, Commercial, and Operations employing 43.3%, 16.8% and 8.1% of colleagues, respectively. Other business units include Audit, Corporate Services, Executive, Executive Administration, Finance, Human Resources, Investment Management Group, Information Technology, Loan Operations, Marketing, Mortgage, and Risk. Rockland Trust’s average full time equivalent was 1,721, as of December 31, 2023.

Colleague Engagement Rockland Trust is committed to a culture of inclusion, respect, teamwork, and employee engagement. Colleagues are provided with competitive compensation, a comprehensive benefits package and an environment that supports a healthy work-life balance. Through utilizing effective listening and feedback tools to monitor colleague sentiments around the work experience, the Company is nationally recognized for being a top work place in areas such as employee appreciation, professional development, compensation and benefits, and work-life flexibility. Additionally, according to a recent internal survey, 83% of colleagues would recommend working at Rockland Trust.

Benefits include medical, dental and vision insurance, long-term disability insurance, life insurance, a 401(k) voluntary savings plan, an additional defined contribution retirement savings plan, paid time off, illness/personal time, paid parental leave, childcare assistance, wellness program RockFit, supplemental insurance, pet insurance, and more.

Colleagues are also offered a full suite of learning and development programs designed to support professional growth and career advancement. Formal colleague development programs include the Rising Stars Development Program (for entry-level colleague career advancement), the Commercial Lender Development Program, and the Branch Management Development Program. Colleagues are also invited to participate in the Company's Online Learning Platform and in-house training opportunities. Many of the Company's training and development programs are built on Gestalt-based leadership principles, developed by the Gestalt International Study Center. Rockland Trust also offers Tuition Reimbursement through Cambridge College Global and other colleges and universities.

Rockland Trust encourages colleagues to continually seek ways to learn and grow. The Company's Performance Management and Feedback System allows managers to formally recognize colleagues’ achievements and identify goals and areas for improvement. In addition to this annual feedback, colleagues are also periodically spotlighted in many other ways. Colleagues are encouraged to recognize each other's excellent internal and external customer service through a peer recognition, “You Make a Difference” award, of which 3,512 awards were earned in 2023. Managers are also provided the opportunity to recognize colleagues privately, through “Kudos” awards. In order to celebrate the academic achievements of colleagues, an annual celebration is hosted by the Company's Chief Executive Officer when they receive a degree or certification. Colleagues are also recognized for extraordinary efforts through annual “Shining Star” awards and other awards at the annual all employee meeting.

Community Outreach    In 2023, the affiliated charitable foundation of Rockland Trust, Rockland Trust Charitable Foundation Inc., donated over $2.4 million to 340 nonprofit organizations throughout the Company’s footprint. In total, the Bank and our affiliated Foundations contributed over $4.2 million to 944 local nonprofit and community organizations. In addition, Rockland Trust employees volunteered over 17,500 service hours in our communities in 2023.

Commitment to Diversity, Equity and Inclusion At Rockland Trust, management believes each relationship matters, and that statement goes far beyond the Company's customers. Rockland Trust has an inclusive workforce that enables the Company to better perform for its customers and the diverse communities in which it operates. The Company is committed to respecting all colleagues as individuals and to be courteous and considerate to each colleague.

There has been an established diversity and inclusion program at the Company for over 18 years, which continues to grow and evolve. All Rockland Trust new hires are assigned a Diversity and Inclusion unconscious bias training which promotes a dialogue around creating a more inclusive culture by discussing how micro inequities and unconscious bias play a role in colleague relationships and how we lead. In 2023, Rockland Trust hosted Dignified Banking for the second year, a training program for trainers, human resource leaders, branch managers and other retail staff, which focuses on how we can appropriately develop products and services that better serve the Company's diverse customer base. Also in 2023, the Company piloted a new training called "Inclusive Leadership", which teaches managers and leaders new ways to engage, involve, respect, and value the diverse perspectives and contributions of all team members. Additionally, colleagues have access to enroll in two diversity learning paths: the “Diversity, Equity and Inclusion Learning Path” and the “LQBTQ+ Learning Path,” which both aim to educate our workforce on the diverse ways their colleagues, customers, and communities identify to promote greater awareness and understanding.

Rockland Trust works to ensure colleagues have an opportunity to be heard, valued and engaged. Rockland Trust offers four Employee Resource Groups ("ERGs"): Inclusion Network, EmpowHer Alliance, Pride Alliance, and The Money Circle. These voluntary, employee-led groups join together to provide opportunities for colleagues to get involved in making the Company's workforce and communities more inclusive and equitable.

In addition to the efforts described above, there are many other ways the Company promotes diversity and inclusion among its workforce. Established in 2004, the Company continues to support the Diversity and Inclusion Council, which is comprised of Executive and Senior Leaders from all business units, with a purpose to develop strategic priorities through collaboration with the ERGs and business units to execute these priorities. Rockland Trust also partners with diverse organizations to support diverse recruitment efforts and provide professional development opportunities for professionals from various backgrounds. For example, each year Rockland Trust invites colleagues to participate in The Partnership, a third-party organization that offers leadership development programs for diverse professionals throughout New England.

Available Information

Under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company files periodic and current reports, proxy and information statements and other information with the SEC. These filings can be accessed on the SEC’s website at www.sec.gov. Additionally, the Company’s SEC filings, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to these reports, and additional shareholder information are available free of charge on the Company’s website: www.RocklandTrust.com (within the Investor Relations section) as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. The Company’s Code of Ethics and other Corporate Governance documents are also available free of charge on the Company’s website in the Investor Relations section. Information contained on the Company’s website and the SEC website is not incorporated by reference into this Form 10-K. (The Company has included its web address and the SEC website address only as inactive textual references and does not intend them to be active links to the Company's website or the SEC website.)

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

Factors such as inflation, recession, unemployment, money supply, global disorder, instability in domestic and foreign financial markets, political uncertainty, and other factors beyond the Company’s control, may affect interest rates. Changes in market interest rates also affect the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, which can impact the expected timing of receipt of proceeds. Particularly in a decreasing interest rate environment, prepayments may result in proceeds having to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Conversely, in a period of rising interest rates, the interest income earned on the Company’s assets may not increase as rapidly as the interest that the Company pays on its liabilities. Additionally, increases in interest rates may decrease loan demand or make it more difficult for borrowers to repay variable rate loans.

Potential sovereign debt defaults, actions that the U.S. government may take to avoid exceeding the debt ceiling, or uncertainties surrounding the debt ceiling and the federal budget may severely impact global and domestic economies and may lead to significantly tighter liquidity and impact the availability of credit. Economic growth may slow down and the national or global economy may experience downturns, including recessionary periods. Market disruption, including potential disruption resulting from inflation and global supply chain interruption, government and central bank policy actions designed to counteract the effects of recession, changes in investor expectations regarding compensation for market risk, credit risk and liquidity risk and changing economic data could impact both the volatility and magnitude of the directional movements of interest rates. Although the Company pursues an asset/liability management strategy designed to manage its risk arising from changes in interest rates, the Company's strategy may not be fully effective, or may be effective in part, and changes in market interest rates can have a material adverse effect on the Company’s profitability.

Risks Related to Recent Events Impacting the Financial Services Industry

During 2023, events impacting the financial services industry, including several high profile bank failures, resulted in decreased confidence in banks among depositors, investors and other counterparties, as well as competition for deposits, significant disruption, volatility and depressed valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in increased unrealized losses on certain investment securities and increased competition for bank deposits and may increase the risk of a potential recession. These events have, had, and could continue to have, an adverse impact on the market price and volatility of the Company’s common stock. These events also have resulted in, and could continue to result in, increased regulatory scrutiny and expectations, and could further lead to potentially adverse changes to laws or regulations applicable to the Company, which could have a material impact on the Company’s business and result in increased costs necessary to comply with any such changes. Additionally, the cost of resolving recent bank failures may prompt the FDIC to increase its premiums above the current levels or result in additional special assessments. Any of the above factors could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Related to the Company's Lending Activities

If the Company experiences credit losses at a level higher than anticipated in the Company's models, its earnings could materially decrease.    The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment or cover losses. If loan customers fail to repay loans according to the terms of the loans, the Company may experience significant credit losses that could have a material adverse effect on its operating results and capital ratios. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of borrowers, the value of the real estate and other assets serving as collateral for the repayment of loans, and the enforceability of its loan documents. In determining the amount of the allowance for credit losses, the Company, in addition to assessing the collectability of its loan portfolio, relies on experience and evaluation of economic conditions. If the assumptions underlying the determination of its allowance for credit losses prove to be incorrect, the current allowance for credit losses may not be sufficient to cover losses inherent in the Company's loan portfolio and an adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. A problem with one or more loans could require the Company to significantly increase the level of its allowance for credit losses. In addition, federal and state regulators periodically review the Company’s allowance for credit losses and may require it to increase its allowance for credit losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease the Company’s net income and could have an adverse effect on the Company's results of operations or financial condition.

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

A significant portion of the Company’s loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect the Company’s asset quality and the profitability of loans secured by real property and increase the number of defaults and the level of losses within the Company’s loan portfolio. The real estate collateral securing the Company's loans provides an alternate source of repayment in the event of default by the borrower. Should real estate values deteriorate or further deteriorate during the time the credit is extended, the Company is potentially exposed to greater losses. A downturn in the real estate market in the Company’s primary market areas could result in an increase in the number of borrowers who default on loans and a reduction in the value of the collateral securing loans, which in turn could have an adverse effect on the Company’s profitability and asset quality. Further, if the Company is required to liquidate collateral securing a loan to satisfy the related debt during a period of reduced real estate values, the Company may experience higher credit losses than expected and its earnings and shareholders’ equity could be adversely affected. Any declines in real estate prices in the Company’s primary markets may also result in increases in delinquencies and losses in its loan portfolios. Unanticipated decreases in real estate prices coupled with events, such as a prolonged economic downturn and elevated levels of unemployment could drive credit losses beyond the level provided for in the Company’s allowance for credit losses. If this occurs, the Company’s earnings could be adversely affected.

The Company's emphasis on originating commercial loans may increase lending risks. At December 31, 2023, 75.1% of the Company's loan portfolio consisted of commercial loans. The Company's commercial loan portfolio includes commercial and industrial loans, commercial real estate loans, commercial construction loans, and small business banking loans. Commercial and industrial loans may expose the Company to additional risks since their underwriting is typically based on the borrower's ability to make repayments from the cash flow of its business and they are secured by non-real estate collateral that may depreciate over time. Commercial real estate loans and small business loans generally expose the Company to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the continuity of tenant rental payments. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Factors such as increased prevalence of remote work arrangements and consumer preference for online shopping have led and could continue to lead to a decreased demand for office and retail space, which could impact the value of the future cash flow and value of the involved property that serves as loan collateral. Such trends could ultimately result in a shrinkage of the commercial real estate market, which could materially impact the Company’s results of operations and financial condition and possibly the Company’s long-term business strategy because commercial real estate loans are currently the Company’s largest loan category. Commercial construction loans are generally considered to involve a higher degree of credit risk than long-term financing on owner-occupied residential real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction as compared to estimated costs. Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the future cash flow and value of the underlying loan collateral. Additionally, some commercial borrowers may have more than one outstanding loan with the Company and, as a result, an adverse development with respect to a commercial credit relationship may expose the Company to greater risk of loss as compared to an adverse development associated with a consumer loan borrower.

The Company may experience losses and expenses if security interests granted for loans are not enforceable. When the Bank makes loans, it sometimes obtains liens, such as real estate mortgages or other asset pledges, to provide the Bank with one or more security interests in collateral. If there is a loan default the Bank may seek to foreclose upon collateral and enforce the security interests to obtain repayment and eliminate or mitigate the Company's loss. Drafting errors, recording errors, other defects or imperfections in the security interests granted to the Bank and/or changes in law may render liens granted to the Bank unenforceable. The Company may incur losses or expenses if security interests granted to the Bank are not enforceable.

Risks Related to Legal, Regulatory and Policy Matters

The Company operates in a highly regulated environment and may be adversely impacted by changes in industry practices, laws, regulations, and accounting standards. Any change in the industry practices, laws, regulations or accounting standards and failure by the Company to comply with such changes, or a change in regulators’ supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve, other state or federal regulators, the U.S. Congress, or the Massachusetts legislature could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows. In the wake of several bank failures in 2023, the Massachusetts Commissioner of Banks, FDIC, Federal Reserve and certain other regulators have intensified regulatory scrutiny and heightened expectations with respect to banking institutions. Such intensified scrutiny and heightened expectations may lead to increased costs of compliance as well an increased risk of formal or informal regulatory actions. Additionally, aspects of current or proposed regulatory or legislative changes to laws applicable in the financial services industry, including the adoption of new rules or more aggressive examination and enforcement by the Company’s regulators over its overdraft protection practices, have led certain banking organizations to modify their overdraft protection programs, including the imposition of overdraft transaction fees. These competitive pressures from the Company’s peers could cause the Company to modify its program and practices in ways that may negatively impact the profitability of the Company’s business activities and expose it to increased business and compliance costs, which, in turn could have an adverse effect on the Company’s financial condition and results of operations.

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

Claims and litigation could result in losses and damage to the Company’s reputation. From time to time as part of the Company’s normal course of business, customers, bankruptcy trustees, former customers, contractual counterparties, third parties and former employees make claims and take legal action against the Company based on its alleged actions or inactions. If such claims and legal actions are not resolved in a manner favorable to the Company, they may result in financial liability and/or adversely affect the market perception of the Company and its products and services. This may also impact customer demand for the Company’s products and services. Any material financial liability or reputational damage could have a material adverse effect on the Company’s business, financial condition and results of operations.

Changes in U.S. trade policies and other global political factors beyond the Company’s control, including the imposition of tariffs, retaliatory tariffs, or other sanctions, may adversely impact the Company's business, financial condition and results of operations. There have been, and may be in the future, changes and discussions with respect to U.S. and international trade policies, legislation, treaties and tariffs, embargoes, sanctions and other trade restrictions. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that customers import or export, or a trade war or other related governmental actions related to tariffs, international trade agreements or policies or other trade restrictions have the potential to negatively impact the Company's and/or the Bank's customers' costs, demand for the Bank's customers' products, and/or the U.S. economy or certain sectors thereof and, thus, could adversely impact the Company's business, financial condition and results of operations. In addition, to the extent changes in the global political environment, including the Russia-Ukraine conflict, the conflict in Israel and surrounding areas and the possible expansion of such conflicts, have had and may continue to have a negative impact on the Company or on the markets in which the Company operates, the Company's business, results of operations and financial condition could be materially and adversely impacted in the future.

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

The policies and procedures the Company has adopted for the purposes of detecting and preventing the use of its banking network for money laundering and related activities may not completely eliminate instances in which the Company may be used by customers to engage in money laundering and other illegal or improper activities. To the extent the Company fails to fully comply with applicable laws and regulations, banking agencies have the authority to impose fines and other penalties on the Company. In addition, the Company’s business and reputation could suffer if customers use its banking network for money laundering or illegal or improper purposes.

Risks Related to the Company's Strategic Activities

Part of the Company’s growth has been through acquisitions, and the inability to continue to execute on future acquisitions could have an impact on the Company's results of operations.    While focusing on organic growth, the Company's strategy also includes, in part, growth through acquisitions. The Company may not be able to identify suitable acquisition candidates, or complete acquisitions. Further, the success of any acquisition depends on the ability to effectively integrate the acquired business, including integrating operations and achieving synergies and cost efficiencies. Acquisitions can be disruptive as they result in diversion of management's attention from other business activities and can consume significant executive and employee resources as the Company integrates the target's operations and functional business into its operations and business. The Company may experience complications or delays while integrating. In addition, once integrated, acquired businesses may not achieve levels of expected profitability or profitability comparable to those achieved by the Company’s existing operations, or otherwise may not perform as expected. Further acquisitions involve numerous risks, including lower than expected performance or higher than expected costs, potential dilution of stockholder value, changes in relationships with customers, and the potential loss of key employees. In addition, the Company may not be successful in mitigating deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and the Company may not be able to acquire other institutions on acceptable terms. The ability to grow may be limited if the Company is unable to successfully make acquisitions in the future.

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

The Company may not realize the value of strategic investments and strategic initiatives that it pursues and such investments and initiatives could divert resources or introduce unforeseen risks to the Company’s business. The Company may execute strategic initiatives or make other strategic investments in businesses, products, technologies or platforms to enhance or grow its business. These strategic initiatives and investments may introduce new costs or liabilities which could impact the Company’s ability to grow or maintain acceptable performance. The Company may be unable to integrate systems, personnel or technologies from its strategic investments and initiatives. Strategic investments and initiatives may also present unforeseen legal, regulatory or other challenges that the Company may not be able to manage effectively. The planning and integration of a strategic investment or initiative may shift employee time and other resources which could impair the Company’s ability to focus on its core business. New strategic investments and strategic initiatives may not perform as expected due to lack of acceptance by customers or employees, higher than forecasted costs or losses, lengthy transition periods, synergies or savings not being realized and a variety of other factors. This may result in a delay or unrealized benefit, or in some cases, increased costs or other unforeseen risks to the Company’s business.

Risks Related to Financial and Accounting Matters

The Company’s securities portfolio performance in difficult market conditions could have adverse effects on the Company’s results of operations.    Under accounting principles generally accepted in the United States of America ("GAAP"), the Company measures expected credit losses on its securities portfolios in accordance with the CECL methodology, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of amortized cost, as well as other factors. Adverse developments with respect to one or more of these factors could require the Company to recognize an allowance for credit losses, with the credit related portion of the reduction in the value required to be recognized as a charge to the Company’s earnings. Market volatility can make it extremely challenging to accurately value certain securities the Company holds. Subsequent periodic valuations of securities, taking into consideration then prevailing factors, may result in changes to valuations. Significant negative changes to valuations could result in the recognition of an allowance for credit losses within the Company’s securities portfolio, which could have an adverse effect on the Company’s results of operations or financial condition.

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

Risks Related to Information Security and Technology

The need to mitigate against and react to cyber-security risks, and electronic fraud risks require significant resources, and any system failure, a cyber-security attack or electronic fraud could subject the Company to increased operating costs as well as litigation and other liabilities. The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector, due to cyber-attacks (crime committed through or involving the internet, such as phishing, hacking, denial of service attacks, stealing information, unauthorized intrusions into internal systems or the systems of the Company's third-party vendors) continues to increase and could adversely impact the Company’s operations or damage its reputation. The Company's information technology infrastructure and systems may be vulnerable to cyber-terrorism, computer viruses, damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, system failures and other intentional or unintentional interference, fraud and other unauthorized attempts to access or interfere with the systems.

Information security risks have increased because of the proliferation of new technologies, including artificial intelligence, and the increased number as well as sophistication and level of activity of perpetrators of cyber-attacks, which include nation-state actors. Many financial institutions and service providers to financial institutions have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, deny service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. While the Company has seen attempts to gain access against its systems, and expects such attacks will continue, and may intensify, in the future. Although to date the Company has not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer losses in the future.

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

To help manage the Company’s cyber-risks, when entering a new vendor relationship, the Company reviews and assesses the cyber-security risk of third-party service providers. A successful cyber-security attack on one of the Company’s third-party service providers could disrupt operations, adversely affect the Company’s business, or result in the disclosure or misuse of the Company’s confidential information, including customer confidential information. There can be no assurance that the precautions the Company takes to seek to manage cyber risk related to third-party service providers will be effective or prevent a cyber-attack that could expose the Company to significant operational costs and damages or reputational harm. Although the Company maintains an insurance policy covering these sorts of cyber risks, there can be no assurance that this policy will afford coverage for all possible losses or would be adequate to cover all financial losses, damages, and penalties, including lost revenues, should the Company experience any system failure or cyber-attack in one or more Company or third-party systems.

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

The Company continually encounters technological change. The failure to understand and adapt to these changes could negatively impact the Company's business, financial condition and results of operations. Financial services industries continually experience rapid technological change with frequent introductions of new technology-driven products and services, such as artificial intelligence. An effective use of technology can increase efficiency, enable financial institutions to better serve customers, and reduce costs. Additionally, as a result of the Coronavirus ("COVID-19") pandemic and the related shift toward remote banking, customers have become more reliant on, and their expectations have increased with respect to, new technology-driven products and services. In addition, technology has lowered barriers to entry and made it possible for "non-banks" to offer traditional bank products and services using innovative technological platforms such as fintech and blockchain. These "digital banks" may be able to achieve economies of scale and offer better pricing than the Company offers for banking products and services, and they may have fewer regulatory burdens than traditional banks such as the Company. However, some new technologies needed to compete effectively result in incremental operating costs and capital investments. The Company's future success depends in part upon its ability to continue to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of the Company's competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers within the same time frame as its large competitors or within the time frame expected by its customers. Failure to successfully keep pace with technological change affecting the financial services industry could lead to loss of customers and could have a material adverse impact on the Company's business and, in turn, its financial condition and results of operations.

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

Risks Related to Liquidity

The Company may be unable to adequately manage its liquidity risk, which could affect its ability to meet its obligations as they become due, capitalize on growth opportunities, or pay dividends on its common stock. Liquidity risk refers to managing the Company's liquidity so that it can meet its obligations as the obligations become due, opportunistically capitalize on potential growth opportunities as they arise, or pay dividends on its common stock. The Company's liquidity arises from its ability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures. The Company's liquidity is derived primarily from funding obtained from the FHLB of Boston; retail deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities the Company issues; sale, maturity and prepayment of investment securities the Company holds; net cash provided from operations; and access to other funding sources. Any substantial, unexpected or prolonged changes in the level or cost of liquidity could have a material adverse effect on the Company's business. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of business activity as a result of a downturn in the markets in which the Company's loans are concentrated or an adverse regulatory action against the Company. The Company’s ability to borrow could also be impaired by factors that are not specific to the Company, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry generally.

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

Adverse weather conditions and natural disasters could adversely affect the Company's business or results of operations, and this risk may be exacerbated by shifts in weather patterns caused by climate change. The Company’s market area includes coastal regions that are susceptible to adverse weather conditions and natural disasters including, but not to limited to, rain storms, hurricanes, blizzards and nor'easters and related flooding and wind damage. The nature and level of such natural disasters cannot be predicted and may be exacerbated by global climate change. Such events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where the Company operates, which would also impact the Company’s customers and borrowers. See also “Natural disasters, severe weather, public health crises, or other catastrophic or man-made events could have an adverse effect on the Company's business or results of operations” below.

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

The consideration of ESG factors in making investment and voting decisions is relatively new. Certain stakeholders have commenced, or threatened to commence, lawsuits opposing various ESG measures. Accordingly, the frameworks and methods for assessing ESG policies are not fully developed, vary considerably among the investment community, and will likely continue to evolve over time. Moreover, the subjective nature of methods used by various stakeholders to assess a company with respect to ESG criteria could result in erroneous perceptions or a misrepresentation of our actual ESG policies and practices. Organizations that provide ratings information to investors on ESG matters may also assign unfavorable ratings to the Company. Certain clients might also require that the Company implement additional ESG procedures or standards in order to continue to do business with them.

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

Natural disasters, severe weather, public health crises or other catastrophic or man-made events could have an adverse effect on the Company's business or results of operations. The nature and level of such natural disasters, public health crises, such as the COVID-19 pandemic and any resurgences thereof or other pandemics or epidemics, or man-made events, including political events such as war, civil unrest or terrorist attacks, and other catastrophic events cannot be predicted. Such events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where the Company operates. The Company's borrowers may suffer property damage, experience interruption of their businesses or lose their jobs, which may negatively impact the ability of these borrowers to make deposits with the Company or repay their loans or negatively impact values of collateral securing loans, any of which could result in losses and increased provisions for credit losses. Additionally, the occurrence of these events could harm the Company's operations thorough interference with communications, including the interruption or loss of its computer systems which could prevent the gathering of deposits, originating loans and processing and controlling business flow, as well as through the destruction of facilities and operational, financial and management information systems, and could cause us to incur significant costs to repair any resulting damage to the Company's property or business relationships.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 1C.    CYBERSECURITY

Cybersecurity threats pose a risk to the Company, as crimes committed through or involving the internet, such as phishing, hacking, denial of service attacks, stealing information, unauthorized intrusions into internal systems or the systems of third-party vendors could adversely impact the Company’s operations or damage its reputation. The Bank manages cybersecurity threats proactively and maintains robust controls to protect its critical systems and data by investing in secure, reliable and resilient technology infrastructure, fostering a culture of technology risk awareness and continuously improving its technology risk management practices. The Company’s process for monitoring and mitigating cybersecurity risk is designed in conjunction with its overall Enterprise Risk Management Policy. The Company’s Information Security Program follows ISO 27002, an international standard for information security controls, as well as references to the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, the Federal Financial Institutions Examination Council Information Examination Handbook, and other regulatory guidance and industry standards.

The Company has several processes in place to oversee and identify these risks, such as the Information Technology Risk Governance Committee (“ITRGC”), which is responsible for oversight of information technology ("IT") and information security ("IS") risk. This committee oversees the establishment and revision of IT and IS key risk and key performance indicators and ongoing monitoring of these metrics. The Company’s Director of Enterprise Information Security is responsible for cybersecurity initiatives at the Company, including identifying and managing security risks, and escalating elevated risks to the Information Security Officer, who works in tandem with the Chief Risk Officer and collectively report on emerging and existing threats and mitigation strategies to the Board, which has oversight of cybersecurity risk, on a semi-annual basis, or more frequently, if needed. The Director of Enterprise Information Security and the Information Security Officer have 30 and 22 years, respectively, of information security experience across a wide range of industries and both possess substantial knowledge and expertise in how to manage information security and cybersecurity risks. Additionally, the team of employees supporting them maintain education and certification requirements necessary to carry out their responsibilities.

The Company has deployed a layered security approach to identify, measure, monitor and control information technology risks. The Company also maintains a documented Incident Management Standard and Technology and Cyber Incident Response Plan. These documents addresses the prevention, detection, mitigation, and remediation of cybersecurity incidents, and include appropriate timely incident escalations to be followed during an incident, up to and including executive leadership, management committees, such as of the ITRGC, and depending on incident severity, the Board or Board committee. The volume, severity, and root case of security incidents are reported on at monthly management committees. The Company will regularly engage independent third parties to assist in its cybersecurity preparedness, including but not limited to vulnerability scan assessments, secure code scan reviews, and cybersecurity incident response simulations. The Company’s internal audit department also performs annual cybersecurity penetration testing over the Company’s internal and external networks. Additionally, for third party related technologies, the Company’s Third Party Risk Management Program (“TPRM”) is involved with onboarding and ongoing monitoring of these vendor relationships. TPRM documents the Company’s view of applicable third party vendors assessing the vendor’s technological capability to provide products and/or services in a viable and risk adverse manner.

In an effort to mitigate risks related to cybersecurity threats, the Company has also designed and implemented required training for all employees, including training on the Company’s security and privacy policies, which are mandatory as part of the onboarding process, with refresher trainings required annually thereafter. Additionally, the Company carries out regular phishing simulation tests throughout the year to keep employees alert, spread awareness and ensure that employees have the knowledge and resources necessary to report suspicious activity.

While the Company has seen attempts to gain access against its systems, and expects such attacks to continue, or possibly intensify in the future, the Company has not experienced any material losses relating to cyber-attacks or other information security breaches as of December 31, 2023. As a protective measure, the Company maintains insurance coverage for cybersecurity incidents experienced by the Company, or by one or more of the Company’s third party providers, however such insurance coverage may not be sufficient to cover all losses incurred. As of the date of this Report, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. For further discussion surrounding risks from cybersecurity threats, refer to the section captioned “Risks Related to Information Security and Technology” within Item 1A this Report.

ITEM 2.    PROPERTIES

At December 31, 2023, the Bank conducted its business from its main retail branch located at 288 Union Street, Rockland, Massachusetts, 121 retail branches and one mobile branch located within Eastern Massachusetts as well as in Worcester County. In addition to its main office, the Bank leased 73 of its branches and owned the remaining 49 branches. In addition to these branch locations, the Bank had 28 remote ATM locations, all of which are leased.

The Bank’s executive administration offices are located in Hanover, Massachusetts while the remaining administrative and operations locations are housed in several different campuses. Additionally, the Bank operates a number of commercial banking and mortgage lending centers, as well as investment management offices not associated with a branch location throughout the Bank’s footprint.

For additional information regarding the Bank’s premises and equipment and lease obligations, see Notes 4, "Bank Premises and Equipment" and 16 "Leases," respectively, within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

ITEM 3.    LEGAL PROCEEDINGS

At December 31, 2023, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of such pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR INDEPENDENT BANK CORP.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a.) Independent Bank Corp.’s common stock trades on the NASDAQ Global Select Market under the symbol INDB. The Company declared aggregate cash dividends of $2.20 and $2.08 per share in 2023 and in 2022, respectively. The ratio of dividends paid to earnings in 2023 and 2022 was 40.92% and 35.53%, respectively.

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

As of February 26, 2024, there were 42,445,920 shares of common stock outstanding which were held by approximately 4,013 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s common stock on December 29, 2023, the last trading day of the year, was $65.81.

Comparative Stock Performance Graph

The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2018 to December 31, 2023 to the cumulative total return of the NASDAQ Composite Index (U.S. Companies), the KBW NASDAQ Bank Index, and the KBW NASDAQ Regional Banking Index. The lines in the graph and the numbers in the table below represent yearly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the yearly interval, based on the last day of a fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2018 (which assumes that $100.00 was invested in each of the series on December 31, 2018).

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
The following chart depicts the total return performance of the Company:

(b.) Not applicable

(c.) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2023:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program (1)
October 1 to October 31, 2023	257,500	$47.37	257,500	$87,802,432
November 1 to November 30, 2023	874,900	54.61	874,900	$40,020,259
December 1 to December 31, 2023	151,000	59.47	151,000	$31,041,000
Total	1,283,400	$53.73	1,283,400
(1) The remaining shares available for repurchase at December 31, 2023 were repurchased during the first quarter of 2024. Accordingly, the share repurchase plan was terminated.
On October 19, 2023, the Company announced a stock buyback plan which authorizes repurchases by the Company of up to $100 million in common stock. Repurchases under the plan were made from time to time on the open market and in privately negotiated transactions, including through the use of trading plans intended to quality under Rule 10b5-1 under the Exchange Act. The extent to which the Company repurchases shares and the size and timing of these repurchases will depend on a variety of factors, including price, market and economic conditions, the Company's capital position and amount of retained earnings and legal and contractual requirements. During the fourth quarter of 2023, the Company repurchased 1.3 million shares of common stock for $69 million under this plan and the remaining repurchases under this plan were completed during the first quarter of 2024. There are no other active repurchase plans at this time.

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

2023 Results

Net income for the year ended December 31, 2023 was $239.5 million, or $5.42 on a diluted earnings per share basis, as compared to $263.8 million, or $5.69 on a diluted earnings per share basis for the year ended December 31, 2022, representing decreases of 9.2% and 4.7%, respectively. Full year 2023 operating net income was also $239.5 million, or $5.42, on a diluted earnings per share basis, as no adjustments were recognized, while full year 2022 operating results reflect pre-tax merger and acquisition-related costs of $7.1 million associated with the fourth quarter 2021 acquisition of Meridian Bancorp, Inc. ("Meridian") and its subsidiary, East Boston Savings Bank. Excluding these merger and acquisition-related costs, operating net income was $268.9 million, or $5.80 on a diluted per share basis for the year ended December 31, 2022, representing decreases of 10.9% and 6.6%, respectively. See "Non-GAAP Measures" below for a reconciliation of non-GAAP measures.

Full year 2023 results reflected the following key drivers:

•Net interest margin increased by 8 basis points as compared to the full year 2022;
•Disciplined loan growth;
•Stable asset quality; provision for credit loss primarily impacted by loss exposure in the commercial portfolios;
•Strong fee income;
•Prudent expense management; 54% efficiency ratio for the year;
•Strong tangible book value growth of 7.3%; and
•Robust capital levels; Company active under two authorized stock buyback programs, repurchasing 2.9 million shares for $189 million during the year.

Interest-Earning Assets

The results depicted in the following table reflect the trend of the Company's interest-earning assets over the past five years and reflect a longer term overall strategy that typically emphasizes loan growth commensurate with overall economic growth. Compared to the prior year, the composition of interest-earnings assets at December 31, 2023 primarily reflects growth in the residential real estate loan portfolio, decreased securities balances reflecting paydowns, calls and maturities, and also reduced cash balances commensurate with deposit balance reductions. The following table summarizes the Company's average interest-earning assets for each year presented:

Interest-Earning Assets
$ (billions)
$18
$16
$14
$12
$10
$8
$6
$4
$2
$0
$9.7
$2.6
$5.8
$0.1
$1.2
$11.3
$2.6
$6.7
$0.8
$1.2
$13.3
$2.3
$7.3
$1.9
$1.8
$17.8
$2.9
$10.7
$1.2
$3.0
$17.2
$3.3
$10.7
$0.2
$3.0
2019
2020
2021
2022
2023
Securities
Other interest-earning assets
Commercial loans
Consumer loans

Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and credit losses.

Funding and the Net Interest Margin

The Company's overall sources of funding reflect strong business and retail deposit growth with a management emphasis on core deposit growth to fund loans. Total borrowings increased by $1.1 billion at December 31, 2023 as compared to December 31, 2022, primarily in response to deposit balance reductions and to fund the Company's stock buyback activity. For further details surrounding the Company’s liquidity risks and related strategy, see “Risk Management – Liquidity Risk” section below within Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Report. The following chart shows the sources of funding for the trailing five years:

Sources of Funding
$ (billions)
18
16
14
12
10
8
6
4
2
0
$9.5
$11.2
$17.1
$16.0
$16.1
2019
2020
2021
2022
2023
Noninterest-bearing deposits
Savings and interest checking accounts
Money market
Time certificates of deposits
Borrowings

The Company's ratio of core deposits to total deposits decreased during 2023, primarily attributable to core deposit outflows in conjunction with existing deposit balances shifting into higher cost time deposits. The following chart shows the percentage of core deposits to total deposits for the trailing five years:

(1) The percentage of core deposits to total deposits presented above is inclusive of reciprocal money market deposits collected through the Company's participation in the IntraFi Network.

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

Capital

The Company's approach with respect to revenue and expense is designed to promote long-term earnings growth, which in turn contributes to capital growth. Capital balances during 2023 were impacted primarily by earnings retention, dividends, changes in other comprehensive income, and opportunistic share repurchases. The following chart shows the Company's book value and tangible book value per share over the past five years:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Cash dividends declared by the Company increased from an aggregate of $2.08 per share in 2022 to $2.20 per share in 2023, representing an increase of 5.8%. During the first quarter of 2023, the Company repurchased 1.6 million shares of its common stock for $120.0 million at an average price of $74.18, marking the full completion of its stock repurchase program announced in October 2022. Additionally, in consideration of the Company's strong capital position, the Company announced another stock repurchase plan in October 2023 which authorized repurchases by the Company of up to $100 million in common stock. Under this new plan, the Company repurchased an additional 1.3 million shares of common stock for $69.0 million at an average price per share of $53.73 during the fourth quarter of 2023.

Non-GAAP Measures

When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for credit losses, and the impact of income taxes and other noncore items shown in the table that follows. There are items that impact the Company's results that management believes are unrelated to its core banking business such as gains or losses on the sales of securities, merger and acquisition expenses, provision for credit losses on acquired portfolios, loss on extinguishment of debt, impairment and other items. Management, therefore, excludes items management considers to be noncore when computing the Company’s non-GAAP operating earnings and operating EPS, noninterest income on an operating basis and efficiency ratio on an operating basis. Management believes excluding these items facilitates greater visibility into the Company’s core banking business and underlying trends that may, to some extent, be obscured by inclusion of such items.

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

The following table summarizes the impact of noncore items on net income and reconciles non-GAAP net operating earnings to net income available to common shareholders for the periods indicated:

	Years Ended December 31
	Net Income		Diluted Earnings Per Share
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)

Net income available to common shareholders (GAAP)	$239,502	$263,813	$5.42	$5.69
Non-GAAP adjustments
Noninterest expense components
Add: merger and acquisition expenses	—	7,100	—	0.15
Noncore increases to income before taxes	—	7,100	—	0.15
Net tax benefit associated with noncore items (1)	—	(1,995)	—	(0.04)
Noncore increases to net income	$—	$5,105	$—	$0.11
Net operating earnings (Non-GAAP)	$239,502	$268,918	$5.42	$5.80
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

The following table summarizes the impact of noncore items with respect to the Company's total revenue, noninterest income as a percentage of total revenue, and the efficiency ratio for the periods indicated:

	Years Ended December 31
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Net interest income	$606,521	$613,249	$401,559	$367,728	$393,135	(a)

Noninterest income (GAAP)	$124,609	$114,667	$105,850	$111,440	$115,294	(b)
Less:
Gain on sale of loans	—	—	—	—	951
Noninterest income on an operating basis (non-GAAP)	$124,609	$114,667	$105,850	$111,440	$114,343	(c)

Noninterest expense (GAAP)	$392,746	$373,662	$332,529	$273,832	$284,321	(d)
Less:
Loss on termination of derivatives	—	—	—	684	—
Merger and acquisition expenses	—	7,100	40,840	—	26,433
Noninterest expense on an operating basis (non-GAAP)	$392,746	$366,562	$291,689	$273,148	$257,888	(e)

Total revenue (GAAP)	$731,130	$727,916	$507,409	$479,168	$508,429	(a+b)
Total operating revenue (non-GAAP)	$731,130	$727,916	$507,409	$479,168	$507,478	(a+c)

Ratios
Noninterest income as a % of total revenue (GAAP) (calculated by dividing total noninterest income by total revenue)	17.04%	15.75%	20.86%	23.26%	22.68%	(b/(a+b))
Noninterest income as a % of total revenue on an operating basis (Non-GAAP) (calculated by dividing total noninterest income on an operating basis by total revenue)	17.04%	15.75%	20.86%	23.26%	22.53%	(c/(a+c))
Efficiency ratio (GAAP) (calculated by dividing total noninterest expense by total revenue)	53.72%	51.33%	65.53%	57.15%	55.92%	(d/(a+b))
Efficiency ratio on an operating basis (Non-GAAP) (calculated by dividing total noninterest expense on an operating basis by total revenue)	53.72%	50.36%	57.49%	57.00%	50.82%	(e/(a+c))

The following table summarizes the calculation of the Company's tangible common equity ratio and tangible book value per share for the periods indicated:

	Years Ended December 31
	2023	2022	2021	2020	2019
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders’ equity	$2,895,251	$2,886,701	$3,018,449	$1,702,685	$1,708,143	(a)
Less: Goodwill and other intangibles	1,003,262	1,010,140	1,017,844	529,313	535,492
Tangible common equity (Non-GAAP)	1,891,989	1,876,561	2,000,605	1,173,372	1,172,651	(b)
Tangible assets
Assets (GAAP)	19,347,373	19,294,174	20,423,405	13,204,301	11,395,165	(c)
Less: Goodwill and other intangibles	1,003,262	1,010,140	1,017,844	529,313	535,492
Tangible assets (Non-GAAP)	$18,344,111	$18,284,034	$19,405,561	$12,674,988	$10,859,673	(d)

Common shares	42,873,187	45,641,238	47,349,778	32,965,692	34,377,388	(e)

Common equity to assets ratio (GAAP)	14.96%	14.96%	14.78%	12.89%	14.99%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	10.31%	10.26%	10.31%	9.26%	10.80%	(b/d)
Book value per share (GAAP)	$67.53	$63.25	$63.75	$51.65	$49.69	(a/e)
Tangible book value per share (Non-GAAP)	$44.13	$41.12	$42.25	$35.59	$34.11	(b/e)

SELECTED FINANCIAL DATA

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

Table 1 - Selected Financial Data

	As of or for the Years Ended December 31
	2023	2022	2021	2020	2019
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$2,930,860	$3,129,281	$2,664,859	$1,162,317	$1,190,670
Loans	14,278,070	13,928,675	13,587,286	9,392,866	8,873,639
Allowance for credit losses	(142,222)	(152,419)	(146,922)	(113,392)	(67,740)
Goodwill and other intangibles	1,003,262	1,010,140	1,017,844	529,313	535,492
Total assets	19,347,373	19,294,174	20,423,405	13,204,301	11,395,165
Deposits	14,865,547	15,879,007	16,917,044	10,993,170	9,147,367
Borrowings	1,218,379	113,377	152,374	181,060	303,103
Stockholders’ equity	2,895,251	2,886,701	3,018,449	1,702,685	1,708,143
Nonperforming loans	54,383	54,881	27,820	66,861	48,049
Nonperforming assets	54,493	54,881	27,820	66,861	48,049
Operating data
Interest income	$795,726	$642,840	$415,276	$402,069	$447,014
Interest expense	189,205	29,591	13,717	34,341	53,879
Net interest income	606,521	613,249	401,559	367,728	393,135
Provision for credit losses	23,250	6,500	18,205	52,500	6,000
Noninterest income	124,609	114,667	105,850	111,440	115,294
Noninterest expenses	392,746	373,662	332,529	273,832	284,321
Net income	239,502	263,813	120,992	121,167	165,175
Per share data
Net income — basic	$5.42	$5.69	$3.47	$3.64	$5.03
Net income — diluted	5.42	5.69	3.47	3.64	5.03
Cash dividends declared	2.20	2.08	1.92	1.84	1.76
Book value	67.53	63.25	63.75	51.65	49.69
Tangible book value (1)	44.13	41.12	42.25	35.59	34.11
Performance ratios
Return on average assets	1.24%	1.33%	0.81%	0.96%	1.52%
Return on average common equity	8.31%	9.05%	6.34%	7.13%	10.85%
Net interest margin (on a fully tax equivalent basis)	3.54%	3.46%	3.02%	3.29%	4.04%
Dividend payout ratio	40.92%	35.53%	51.85%	50.21%	32.25%
Asset quality ratios
Nonperforming loans as a percent of gross loans	0.38%	0.39%	0.20%	0.71%	0.54%
Nonperforming assets as a percent of total assets	0.28%	0.28%	0.14%	0.51%	0.42%
Allowance for credit losses as a percent of total loans	1.00%	1.09%	1.08%	1.21%	0.76%
Allowance for credit losses as a percent of nonperforming loans	261.52%	277.73%	528.12%	169.59%	140.98%
Capital ratios
Equity to assets	14.96%	14.96%	14.78%	12.89%	14.99%
Tangible equity to tangible assets (1)	10.31%	10.26%	10.31%	9.26%	10.80%
Tier 1 leverage capital ratio	10.96%	10.99%	12.03%	9.56%	11.28%
Common equity tier 1 capital ratio	14.19%	14.33%	14.30%	12.67%	12.86%
Tier 1 risk-based capital ratio	14.19%	14.33%	14.30%	13.34%	13.53%
Total risk-based capital ratio	15.91%	16.11%	16.04%	15.13%	14.83%
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

Total securities decreased by $198.4 million, or 6.3%, at December 31, 2023 as compared to December 31, 2022, primarily reflecting the impact of paydowns, calls, and maturities, partially offset by unrealized gains of $42.0 million related to the available for sale portfolio. The ratio of securities to total assets decreased to 15.1% at December 31, 2023 as compared to 16.2% at December 31, 2022. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the CECL methodology, as described in Note 1, "Summary of Significant Accounting Policies" within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

The following table sets forth the fair value of available for sale securities and the amortized cost of held to maturity securities along with the percentage distribution:

Table 2 - Securities Portfolio Composition

	December 31
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$207,138	15.5%	$202,300	14.5%
U.S. treasury securities	769,102	57.6%	791,341	56.5%
Agency mortgage-backed securities	277,047	20.8%	313,688	22.4%
Agency collateralized mortgage obligations	33,189	2.5%	38,843	2.8%
State, county and municipal securities	190	—%	191	—%
Pooled trust preferred securities issued by banks and insurers	1,018	0.1%	1,034	0.1%
Small business administration pooled securities	46,572	3.5%	51,757	3.7%
Total fair value of securities available for sale	1,334,256	100.0%	1,399,154	100.0%
Amortized cost of securities held to maturity
U.S. government agency securities	29,521	1.9%	31,258	1.8%
U.S. treasury securities	100,712	6.4%	100,634	5.9%
Agency mortgage-backed securities	829,431	52.9%	898,927	52.8%
Agency collateralized mortgage obligations	477,517	30.4%	535,971	31.4%
Single issuer trust preferred securities issued by banks	1,500	0.1%	1,500	0.1%
Small business administration pooled securities	130,426	8.3%	136,830	8.0%
Total amortized cost of securities held to maturity	1,569,107	100.0%	1,705,120	100.0%
Total	$2,903,363		$3,104,274

The Company’s available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as level 3 within the fair value hierarchy. At December 31, 2023 and 2022, the Company had no securities categorized as level 3 within the fair value hierarchy.

The following table sets forth the weighted average yield for each range of contractual maturities of the Bank’s available for sale and held to maturity securities portfolios at December 31, 2023. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields in the table below have been calculated based on the amortized cost of the security.

Table 3 - Securities Portfolio, Weighted Average Yields

	Within One Year	One Year to Five Years	Five Years to Ten Years	Over Ten Years	Total
	Weighted Average Yield
Securities available for sale:
U.S. government agency securities	—	1.2%	1.6%	—	1.3%
U.S. treasury securities	0.4%	0.9%	—	—	0.8%
Agency mortgage-backed securities	4.0%	1.6%	1.9%	2.0%	1.8%
Agency collateralized mortgage obligations	—	—	2.1%	3.6%	3.5%
State, county, and municipal securities	—	3.0%	—	—	3.0%
Single issuer trust preferred securities issued by banks	—	—	—	3.7%	3.7%
Pooled trust preferred securities issued by banks and insurers	—	—	—	6.1%	6.1%
Small business administration pooled securities	—	—	—	2.2%	2.2%
Total available for sale securities	0.4%	1.1%	1.8%	2.3%	1.2%
Securities held to maturity:
U.S. government agency securities:	0.5%	—	—	—	0.5%
U.S. treasury securities	—	1.3%	1.5%	—	1.3%
Agency mortgage-backed securities	—	2.9%	2.4%	3.2%	2.8%
Agency collateralized mortgage obligations	—	2.5%	1.1%	1.6%	1.7%
Single issuer trust preferred securities issued by banks	—	8.3%	—	—	8.3%
Small business administration pooled securities	—	—	2.2%	4.1%	4.0%
Total held to maturity securities	0.5%	2.6%	2.3%	2.5%	2.5%
Total	0.4%	1.6%	2.2%	2.4%	1.8%

As of December 31, 2023, the weighted average life of the securities portfolio was 4.1 years and the modified duration was 3.6 years.

At December 31, 2023, the aggregate book value of securities issued by Fannie Mae, Freddie Mac and the U.S. Department of the Treasury exceeded 10% of stockholders' equity. Accordingly, the following table discloses the aggregate book value and market value of these securities at December 31, 2023:

Table 4 - Aggregate Book Value and Market Value of Select Securities

	Aggregate Book Value	Aggregate Market Value
	(Dollars in thousands)
Securities issued by:
Fannie Mae	$1,215,236	$1,089,194
Freddie Mac	439,502	390,877
U.S. Department of the Treasury	925,309	860,637
Total	$2,580,047	$2,340,708

Residential Mortgage Loan Sales     The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Depending on market conditions, the Bank may sell the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing asset is recognized. Additionally, as part of its asset/liability management strategy, the Bank may opt to retain certain residential real estate loan originations for its portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are found to be not accurate in all material respects. The Company incurred no material losses related to mortgage repurchases during the years ended December 31, 2023, 2022, and 2021.

The Company experienced a lower volume of residential real estate loan sales for the years ended December 31, 2023 and 2022, as compared to 2021, driven primarily by reduced customer demand in the rising interest rate environment. The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold (or held for sale) in the secondary market for the periods indicated:

Table 5 - Closed Residential Real Estate Loans

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands)
Held in portfolio	$512,991	$689,636	$411,850
Sold or held for sale in the secondary market	79,665	84,059	756,025
Total closed loans	$592,656	$773,695	$1,167,875

Additionally, during the years ended December 31, 2023 and 2022, a larger portion of new residential real estate closings were retained in the portfolio rather than sold into the secondary market as compared to prior year periods driven mainly by the current interest-rate environment.
    When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneously with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. The table below reflects additional information related to loans which were sold during the periods indicated:

Table 6 - Residential Mortgage Loan Sales

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands)
Sold with servicing rights released	$75,548	$103,221	$772,234
Sold with servicing rights retained (1)	649	863	11,116
Total loans sold	$76,197	$104,084	$783,350
(1)All loans sold with servicing rights retained during the above periods were sold without recourse.

In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $298.8 million at December 31, 2023 and $327.5 million at December 31, 2022.

The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:

Table 7 - Mortgage Servicing Asset

	2023	2022
	(Dollars in thousands)
Beginning balance	$2,947	$2,627
Additions	5	8
Amortization	(485)	(649)
Change in valuation allowance	174	961
Ending balance	$2,641	$2,947

See Note 9, "Derivatives and Hedging Activities," within the Notes to Consolidated Financial Statements included in Item 8 of this Report for more information on mortgage activity and mortgage related derivatives.

Loan Portfolio    The Company’s loan portfolio at December 31, 2023 increased by $349.4 million, or 2.5%, when compared to December 31, 2022. Loan growth was driven primarily by strong consumer real estate activity in 2023, with the majority of residential real estate originations retained on the balance sheet, leading to an increase of $389.2 million, or 19.1%, within the residential portfolio. Total commercial loans decreased by $45.8 million, or 0.4% compared to December 31, 2022, reflecting disciplined origination activity and decreased line utilizations as compared to prior year.

The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated:
Table 8 - Loan Portfolio Composition

	December 31
	2023		2022
	(Dollars in thousands)
	Amount	Percent	Amount	Percent
Commercial and industrial	$1,579,986	11.1%	$1,635,103	11.7%
Commercial real estate	8,041,508	56.3%	7,760,230	55.7%
Commercial construction	849,586	6.0%	1,154,413	8.3%
Small business	251,956	1.8%	219,102	1.6%
Residential real estate	2,424,754	16.9%	2,035,524	14.6%
Home equity	1,097,626	7.7%	1,088,750	7.8%
Other consumer	32,654	0.2%	35,553	0.3%
Gross loans	14,278,070	100.0%	13,928,675	100.0%
Allowance for credit losses	(142,222)		(152,419)
Net loans	$14,135,848		$13,776,256

The following table summarizes loans by contractual maturity as of December 31, 2023, along with the indication of whether interest rates are fixed or adjustable:

Table 9 - Scheduled Contractual Loan Amortization

	December 31, 2023
	1 Year or Less	1 - 5 Years	5 - 15 years (2)	After 15 Years	Total
	(Dollars in thousands)
Fixed rate
Commercial and industrial	$90,311	$177,213	$184,051	$25,307	$476,882
Commercial real estate	400,055	1,317,637	1,204,155	261,597	3,183,444
Commercial construction (1)	77,995	30,809	95,739	36,220	240,763
Small business	24,858	78,616	75,858	1,178	180,510
Residential real estate	49,968	252,754	788,936	767,654	1,859,312
Home equity	25,076	103,245	192,620	3,164	324,105
Other consumer	1,966	2,297	283	—	4,546
Total fixed rate loans	670,229	1,962,571	2,541,642	1,095,120	6,269,562
Adjustable rate
Commercial and industrial	385,505	430,283	241,294	46,022	1,103,104
Commercial real estate	933,306	1,641,027	1,760,701	523,030	4,858,064
Commercial construction (1)	276,360	111,490	148,689	72,284	608,823
Small business	19,940	22,644	28,687	175	71,446
Residential real estate	12,887	78,694	225,985	247,876	565,442
Home equity	68,076	188,348	508,335	8,762	773,521
Other consumer	16,836	11,272	—	—	28,108
Total adjustable rate loans	1,712,910	2,483,758	2,913,691	898,149	8,008,508
Total loans	$2,383,139	$4,446,329	$5,455,333	$1,993,269	$14,278,070
(1)Includes certain construction loans that will convert to commercial mortgages and will be reclassified to commercial real estate upon the completion of the construction phase.
(2)Loans having no schedule of repayments or no stated maturity are reported as being due in the 5-15 years category above.

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

Asset Quality   The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this assessment, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, nonperforming and/or put on nonaccrual status. Further details surrounding relevant asset quality categories are summarized below:

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

Nonaccrual Loans    As a general rule, loans 90 days or more past due with respect to principal or interest are classified as nonaccrual loans. However, certain loans that are 90 days or more past due may be kept on an accruing status if the loans are well secured and in the process of collection. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest and remains current for a minimum period of six months, the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for credit losses.

Loan Modifications In the course of resolving problem loans, the Company may choose to modify the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid or cure a default. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and may include adjustments to term extensions, interest rates, other than insignificant payment delays and/or a combination thereof. These actions are intended to minimize economic loss and avoid foreclosure or repossession of collateral. If such efforts by the Bank do not result in satisfactory performance, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan. All loan modifications are reviewed by the Company to identify if a borrower is deemed to be experiencing financial difficulty at time of the modification.

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

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

Table 10 - Nonperforming Assets

	December 31
	2023	2022
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$20,188	$26,693
Commercial real estate	22,952	15,730
Small business	398	104
Residential real estate	7,634	8,479
Home equity	3,171	3,400
Other consumer	40	475
Total nonperforming loans (1)	54,383	54,881
Other real estate owned	110	—
Total nonperforming assets (1)	$54,493	$54,881
Nonperforming loans as a percent of gross loans	0.38%	0.39%
Nonperforming assets as a percent of total assets	0.28%	0.28%
(1)Nonaccrual balances at December 31, 2022 included $11.5 million of nonaccruing TDRs.

The following table summarizes the changes in nonperforming assets for the periods indicated:

Table 11 - Activity in Nonperforming Assets

	2023	2022
	(Dollars in thousands)
Nonperforming assets beginning balance	$54,881	$27,820
New to nonperforming	58,712	72,960
Loans charged-off	(34,782)	(2,652)
Loans paid-off	(19,719)	(35,622)
Loans transferred to other real estate owned/other assets	(110)	—
Loans restored to accrual status	(4,994)	(7,652)
New to other real estate owned	110	—
Other	395	27
Nonperforming assets ending balance	$54,493	$54,881

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
In accordance with the CECL methodology, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The model estimates expected credit losses using loan level data over the contractual life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period of one year, beyond which is a reversion to the Company's historical long-run average for a period of six months. The Company's qualitative assessment is structured based upon nine environmental factors impacting the expected risk of loss within the loan portfolio, with an additional factor designed to capture model imprecision. Loans that do not share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that will be individually assessed, the Company uses either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable.
Management's allowance for credit loss estimate incorporates an economic forecast over a reasonable and supportable period of 12 months. As of December 31, 2023, the forecast selected by management assumes that the Federal Reserve will begin easing rates gradually in mid-2024, inflation will return to 2% target by the end of 2024, job growth will slow in 2024 with unemployment peaking at 4.1%, home prices will decline slightly in 2024, and that prices for office real estate will generally decrease as uncertainty over occupancy and operating cash flows persists. Additionally, the allowance for credit losses is qualitatively adjusted on a quarterly basis in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.

The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 12 - Summary Net Charge-Offs to Average Loans Outstanding

	Net Charge-Offs (Recoveries)	Average Amount Outstanding	Ratio of Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	December 31, 2023
Commercial and industrial	$23,419	$1,646,939	1.42%
Commercial real estate	7,855	7,839,476	0.10%
Commercial construction	—	1,019,871	—%
Small business	392	235,108	0.17%
Residential real estate	—	2,217,971	—%
Home equity	(15)	1,093,546	—%
Other consumer (1)	1,796	31,202	5.76%
Total	$33,447	$14,084,113	0.24%

	December 31, 2022
Commercial and industrial	$(49)	$1,538,848	—%
Commercial real estate	(271)	7,807,427	—%
Commercial construction	—	1,191,394	—%
Small business	47	204,982	0.02%
Residential real estate	—	1,831,493	—%
Home equity	1	1,061,228	—%
Other consumer (1)	1,275	31,986	3.99%
Total	$1,003	$13,667,358	0.01%

	December 31, 2021
Commercial and industrial	$788	$1,823,914	0.04%
Commercial real estate	(57)	4,702,346	—%
Commercial construction	—	616,037	—%
Small business	121	180,473	0.07%
Residential real estate	(1)	1,286,470	—%
Home equity	(180)	1,025,809	(0.02)%
Other consumer (1)	544	23,885	2.28%
Total	$1,215	$9,658,934	0.01%
(1) Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances and the associated net charge-offs.
For purposes of the allowance for credit losses, management segregates the portfolio based upon loans sharing similar risk characteristics. The allocation of the allowance for credit losses is made to each loan category using the analytical techniques and estimation methods described in this Report. While these amounts represent management’s best estimate of credit losses at the evaluation dates, they are not necessarily indicative of either the categories in which actual losses may occur or the extent of such actual losses that may be recognized within each category. Each of these loan categories possess unique risk characteristics that are considered when determining the appropriate level of allowance for each segment. The total allowance is available to absorb losses from any segment of the loan portfolio.

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 13 - Summary of Allocation of Allowance for Credit Losses

	December 31
	2023			2022
	Allowance Amount	Percent of Allowance of Total Allowance	Percent of Loans In Category of Total Loans	Allowance Amount	Percent of Allowance of Total Allowance	Percent of Loans In Category of Total Loans
	(Dollars in thousands)
Commercial and industrial	$19,243	13.5%	11.1%	$27,559	18.1%	11.7%
Commercial real estate	74,148	52.2%	56.3%	77,799	51.0%	55.7%
Commercial construction	7,683	5.4%	6.0%	10,762	7.1%	8.3%
Small business	3,963	2.8%	1.8%	2,834	1.9%	1.6%
Residential real estate	23,637	16.6%	16.9%	20,973	13.8%	14.6%
Home equity	12,797	9.0%	7.7%	11,504	7.5%	7.8%
Other consumer	751	0.5%	0.2%	988	0.6%	0.3%
Total	$142,222	100.0%	100.0%	$152,419	100.0%	100.0%

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

For additional information regarding the Bank’s allowance for credit losses, see Note 1, "Summary of Significant Accounting Policies" and Note 3, "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Federal Home Loan Bank Stock    The Federal Home Loan Bank ("FHLB") is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.  The Company's investments in FHLB of Boston stock increased to $43.6 million at December 31, 2023 compared to $5.2 million at December 31, 2022, reflecting a net increase in FHLB borrowings of $1.1 billion during the year ended 2023.

Goodwill and Other Intangible Assets    Goodwill and Other Intangible Assets were $1.0 billion at both December 31, 2023 and December 31, 2022.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted, using a combined qualitative and quantitative approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of the Company's single reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, a quantitative impairment test is performed to compare carrying value to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

The Company's annual impairment test was performed as of August 31, 2023 using a quantitative impairment test which leveraged a combination of income and market valuation approaches to determine the implied fair value of the reporting unit. The income valuation approach utilized a discounted cash flow analysis, while the market approach utilized a guideline public company approach whereby market multiples were derived from market prices of stocks of public companies that are engaged in the same or similar lines of business. The results of the annual assessment determined that the Company’s goodwill was not impaired, however the fair value of its reporting unit was in excess of its carrying value by less than 10%, indicating that goodwill may be at risk of impairment. Events or circumstances that could negatively impact the fair value of the Company’s reporting unit in the future include a sustained decrease in the Company’s stock price, continued decline in industry peer multiples, and further deterioration of the Company’s financial projections.

The quantitative impairment test relied upon certain key assumptions, including projected financial information deemed by management to be reasonable based on the Company’s past and expected future performance, as well as a discount rate consistent with the Company’s cost of capital. Additionally, management performed sensitivity analyses over various financial assumptions used in the model noting results which further corroborated the conclusions reached. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no other events or changes during the fourth quarter of 2023 that indicated impairment of goodwill and other intangible assets. For additional information regarding the goodwill and other intangible assets, see Note 5, "Goodwill and Other Intangible Assets" within the Notes to Consolidated Financial Statements included in Item 8 hereof.

Cash Surrender Value of Life Insurance Policies    The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $297.4 million and $293.3 million at December 31, 2023 and December 31, 2022, respectively.

The Company recorded tax exempt income from life insurance policies in the amounts of $7.9 million, $7.7 million, and $6.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company also recorded gains on life insurance benefits of $2.3 million, $1.3 million, and $258,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Deposits    At December 31, 2023, total deposits were $14.9 billion, representing a decrease of $1.0 billion, or 6.4% compared to December 31, 2022, primarily reflective of industry wide dislocations occurring during the first quarter of 2023, coupled with an overall competitive rate environment and a redeployment of customer excess liquidity due to inflation and other factors. The total cost of deposits was 0.96% for the year ended December 31, 2023, representing an increase from the prior year of 81 basis points, fueled primarily by the higher rate environment driven by the Federal Reserve's rate hikes over the latter half of 2022 and 2023.

The Company's deposits are comprised primarily of core deposits (demand, savings and money market), as well as time deposits. The Company's ratio of core deposits, inclusive of reciprocal money market deposits, to total deposits represented 84.6% at December 31, 2023 compared to 91.8% at December 31, 2022, with the 2023 decrease driven primarily by core deposit outflows in conjunction with growth in higher yielding time deposits. In addition, the Company may also utilize brokered deposit sources, as needed, with balances of $100.9 million and $102.6 million outstanding at December 31, 2023 and December 31, 2022, respectively.
The Company's deposit accounts are insured to the maximum extent permitted by the Deposit Insurance Fund which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The Company participates in the IntraFi Network, allowing it to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to access a reciprocal deposit exchange that can be used to benefit customers seeking increased FDIC insurance protection, and amounted to $959.1 million and $653.6 million in deposits, at December 31, 2023 and December 31, 2022, respectively. The estimated balance of uninsured deposits at the Bank were $4.6 billion and $5.4 billion as of December 31, 2023 and December 31, 2022, respectively. Included in these amounts are $720.5 million and $605.0 million of collateralized deposits, which offer additional protection to the customer.

Scheduled maturities of time deposits not covered by deposit insurance at December 31, 2023, were as follows:

Table 14 - Maturities of Uninsured Time Deposits

December 31, 2023
(Dollars in thousands)
Due within 3 months or less	$109,595
Due after 3 months through 6 months	93,131
Due after 6 months through 12 months	85,167
Due after 12 months	65,032
Total uninsured time deposits (1)	352,925
(1)Amounts of uninsured time deposits presented in the table above are estimates determined based upon a relative proportion of customer account balances in excess of FDIC insurance limits, and in a manner consistent with the Company's regulatory reporting requirements.

Borrowings    The Company's borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings increased by $1.1 billion, or 974.6%, at December 31, 2023, as compared to December 31, 2022, due primarily to deposit outflows experienced during 2023 as well as to fund stock buyback activity during the fourth quarter of 2023. See Note 7, "Borrowings" within the Notes to Consolidated Financial Statements included in Item 8 of this Report for more information regarding borrowings.

Liquidity and Capital Resources    The Company proactively manages its liquidity and cash flow requirements with the intent to maintain stable, cost-effective funding and to promote the strength of its overall balance sheet. The liquidity position of the Company is continuously monitored by management and adjustments are made to appropriately balance sources and uses of funds, as needed. In response to the banking industry turmoil experienced during the year, management took immediate actions during the first quarter by proactively borrowing under its existing FHLB capacity to increase on balance sheet liquidity, as well as pledging additional assets to increase overall off balance sheet liquidity. For further details surrounding the Company’s liquidity risks and related strategy, see the "Risk Management – Liquidity Risk" section below within Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Report.
At December 31, 2023, the Company and the Bank exceeded the minimum requirements for Common Equity Tier 1 capital, Tier 1 capital, total capital, and Tier 1 leverage capital, inclusive of the capital conservation buffer. See Note 18, "Regulatory Matters" within the Notes to Consolidated Financial Statements included in Item 8 of this Report for more information regarding capital requirements.

Investment Management

The following table presents total assets under administrations and number of accounts held by the Rockland Trust Investment Management Group at the following dates:

Table15 - Assets Under Administration

	December 31 2023	December 31 2022	December 31 2021
	(Dollars in thousands)
Assets under administration	$6,537,905	$5,792,857	$5,726,368
Number of trust, fiduciary and agency accounts	6,550	6,459	6,379

The Company's Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.

Accounts maintained by the Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. The Investment Management Group generated gross fee revenues of $34.6 million, $32.8 million, and $31.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. Total assets under administration as of December 31, 2023 were $6.5 billion, including $622.9 million of investment solutions designed by Rockland Trust that are administered and executed through its agreement with LPL Financial ("LPL"), compared to $5.8 billion and $603.7 million, respectively, at December 31, 2022. The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to both institutional and high net worth clients. As of December 31, 2023 and December 31, 2022, included in the assets under administration amounts above, there were $449.8 million and $390.1 million, respectively, relating to the Company's registered investment advisor.

The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.

The Bank has an agreement with LPL and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, advisory platforms, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients. The retail investments and insurance revenues were $5.6 million, $4.1 million, and $3.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Results of Operations
Table 16 - Summary of Results of Operations

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands, except per share data)
Net income	$239,502	$263,813	$120,992
Diluted earnings per share	$5.42	$5.69	$3.47
Return on average assets	1.24%	1.33%	0.81%
Return on average equity	8.31%	9.05%	6.34%
Stockholders' equity as % of assets	14.96%	14.96%	14.78%
Net interest margin	3.54%	3.46%	3.02%

Net Interest Income    The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

On a fully tax-equivalent basis, net interest income was $611.0 million for the year ended December 31, 2023, representing a 1.0% decrease from net interest income of $617.3 million for the year ended December 31, 2022.

The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for the years ended December 31, 2023, 2022 and 2021. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Table 17 - Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31
	2023			2022			2021
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$118,806	$5,186	4.37%	$1,222,434	$14,385	1.18%	$1,864,346	$2,494	0.13%
Securities
Securities - trading	4,411	—	—%	3,764	—	—%	3,344	—	—%
Securities - taxable investments	3,027,769	60,336	1.99%	2,948,358	50,354	1.71%	1,795,199	30,477	1.70%
Securities - nontaxable investments (1)	190	7	3.68%	196	7	3.57%	469	20	4.26%
Total securities	3,032,370	60,343	1.99%	2,952,318	50,361	1.71%	1,799,012	30,497	1.70%
Loans held for sale	3,289	190	5.78%	4,774	172	3.60%	34,056	856	2.51%
Loans (2)
Commercial and industrial	1,646,939	115,752	7.03%	1,538,848	77,074	5.01%	1,823,914	79,752	4.37%
Commercial real estate (1)	7,839,476	376,586	4.80%	7,807,427	326,593	4.18%	4,702,346	185,908	3.95%
Commercial construction	1,019,871	66,440	6.51%	1,191,394	57,804	4.85%	616,037	24,696	4.01%
Small business	235,108	14,428	6.14%	204,982	10,886	5.31%	180,473	9,276	5.14%
Total commercial	10,741,394	573,206	5.34%	10,742,651	472,357	4.40%	7,322,770	299,632	4.09%
Residential real estate	2,217,971	88,210	3.98%	1,831,493	63,443	3.46%	1,286,470	46,279	3.60%
Home equity	1,093,546	70,698	6.47%	1,061,228	44,048	4.15%	1,025,809	35,160	3.43%
Total consumer real estate	3,311,517	158,908	4.80%	2,892,721	107,491	3.72%	2,312,279	81,439	3.52%
Other consumer	31,202	2,418	7.75%	31,986	2,114	6.61%	23,885	1,668	6.98%
Total loans	14,084,113	734,532	5.22%	13,667,358	581,962	4.26%	9,658,934	382,739	3.96%
Total Interest-Earning Assets	17,238,578	800,251	4.64%	17,846,884	646,880	3.62%	13,356,348	416,586	3.12%
Cash and Due from Banks	180,553			184,812			152,723
Federal Home Loan Bank Stock	33,734			7,134			10,283
Other Assets	1,853,585			1,858,210			1,335,193
Total Assets	$19,306,450			$19,897,040			$14,854,547

Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$5,489,923	$43,073	0.78%	$6,159,289	$8,339	0.14%	$4,590,055	$1,610	0.04%
Money market	3,022,322	51,630	1.71%	3,489,981	11,683	0.33%	2,516,871	1,930	0.08%
Time certificates of deposits	1,724,625	50,050	2.90%	1,310,442	4,630	0.35%	936,046	4,787	0.51%
Total interest bearing deposits	10,236,870	144,753	1.41%	10,959,712	24,652	0.22%	8,042,972	8,327	0.10%
Borrowings
Federal Home Loan Bank borrowings	782,121	37,624	4.81%	16,138	313	1.94%	41,556	897	2.16%
Long-term borrowings	—	—	—%	2,235	31	1.39%	21,072	331	1.57%

Junior subordinated debentures	62,857	4,359	6.93%	62,854	2,125	3.38%	62,852	1,692	2.69%
Subordinated debt	49,933	2,470	4.95%	49,837	2,470	4.96%	49,741	2,470	4.97%
Total borrowings	894,911	44,453	4.97%	131,064	4,939	3.77%	175,221	5,390	3.08%
Total interest-bearing liabilities	11,131,781	189,206	1.70%	11,090,776	29,591	0.27%	8,218,193	13,717	0.17%
Noninterest-bearing demand deposits	4,918,787			5,559,997			4,443,410
Other liabilities	374,585			330,371			284,679
Total liabilities	16,425,153			16,981,144			12,946,282
Stockholders’ equity	2,881,297			2,915,896			1,908,265
Total liabilities and stockholders’ equity	$19,306,450			$19,897,040			$14,854,547
Net interest income (1)		$611,045			$617,289			$402,869
Interest rate spread (3)			2.94%			3.35%			2.95%
Net interest margin (4)			3.54%			3.46%			3.02%
Supplemental Information
Total deposits, including demand deposits	$15,155,657	$144,753		$16,519,709	$24,652		$12,486,382	$8,327
Cost of total deposits			0.96%			0.15%			0.07%
Total funding liabilities, including demand deposits	$16,050,568	$189,206		$16,650,773	$29,591		$12,661,603	$13,717
Cost of total funding liabilities			1.18%			0.18%			0.11%
(1)The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $4.5 million, $4.0 million, and $1.3 million for 2023, 2022 and 2021, respectively.
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
Table 18 - Volume Rate Analysis

	Years Ended December 31
	2023 Compared To 2022			2022 Compared To 2021			2021 Compared To 2020
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest-earning deposits, federal funds sold and short term investments	$3,788	$(12,987)	$(9,199)	$12,750	$(859)	$11,891	$384	$1,263	$1,647
Securities
Taxable securities	8,626	1,356	9,982	300	19,577	19,877	(15,979)	16,323	344
Nontaxable securities (1)	—	—	—	(1)	(12)	(13)	2	(26)	(24)
Total securities			9,982			19,864			320
Loans held for sale	72	(54)	18	52	(736)	(684)	(76)	(286)	(362)
Loans
Commercial and industrial	33,264	5,414	38,678	9,787	(12,465)	(2,678)	10,743	(1,326)	9,417
Commercial real estate	48,652	1,341	49,993	17,925	122,760	140,685	(11,652)	26,547	14,895
Commercial construction	16,958	(8,322)	8,636	10,043	23,065	33,108	(486)	2,232	1,746
Small business	1,942	1,600	3,542	350	1,260	1,610	(732)	479	(253)
Total commercial			100,849			172,725			25,805
Residential real estate	11,379	13,388	24,767	(2,442)	19,606	17,164	(1,999)	(5,598)	(7,597)
Home equity	25,309	1,341	26,650	7,674	1,214	8,888	(2,523)	(3,313)	(5,836)
Total consumer real estate			51,417			26,052			(13,433)
Total other consumer	356	(52)	304	(120)	566	446	(280)	(107)	(387)
Loans (1)			152,570			199,223			11,985
Total			$153,371			$230,294			$13,590
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$35,640	$(906)	$34,734	$6,179	$550	$6,729	$(3,882)	$1,079	$(2,803)
Money market	41,513	(1,566)	39,947	9,007	746	9,753	(5,670)	1,434	(4,236)
Time certificates of deposits	43,957	1,463	45,420	(2,072)	1,915	(157)	(8,786)	(3,181)	(11,967)
Total interest-bearing deposits			120,101			16,325			(19,006)
Borrowings
Federal Home Loan Bank borrowings	22,455	14,856	37,311	(35)	(549)	(584)	498	(1,165)	(667)
Line of credit	—
Long-term borrowings	—	(31)	(31)	(4)	(296)	(300)	(127)	(718)	(845)
Junior subordinated debentures	2,234	—	2,234	433	—	433	(106)	—	(106)
Subordinated debt	(5)	5	—	(5)	5	—	(5)	5	—
Total borrowings			39,514			(451)			(1,618)
Total			$159,615			$15,874			$(20,624)
Change in net interest income			$(6,244)			$214,420			$34,214
(1)The table above reflects income determined on a fully tax equivalent basis. See footnotes to Table 17 above for the related adjustments.

Provision For Credit Losses   The provision for credit losses represents the charge to expense that is required to maintain an adequate level of allowance for credit losses. The Company's provision for credit losses totaled $23.3 million, $6.5 million and $18.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. The provision for credit losses for the years ended December 31, 2023, 2022, and 2021, respectively has been driven primarily by idiosyncratic events within the commercial portfolios.
The Company’s allowance for credit losses, as a percentage of total loans, was 1.00%, 1.09% and 1.08% at December 31, 2023, 2022 and 2021, respectively. See Note 3, "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to Consolidated Financial Statements included in Item 8 of this Report, for further details surrounding the primary drivers of the provision for credit losses during the period.

Noninterest Income    The following table sets forth information regarding noninterest income for the periods shown:
Table 19 - Noninterest Income

	Years Ended December 31
			Change
	2023	2022	Amount	%
	(Dollars in thousands)
Deposit account fees	$23,486	$23,370	$116	0.5%
Interchange and ATM fees	18,108	16,249	1,859	11.4%
Investment management	40,191	36,832	3,359	9.1%
Mortgage banking income	2,326	3,515	(1,189)	(33.8)%
Increase in cash surrender value of life insurance policies	7,868	7,685	183	2.4%
Gain on life insurance benefits	2,291	1,291	1,000	77.5%
Loan level derivative income	3,327	2,932	395	13.5%
Other noninterest income	27,012	22,793	4,219	18.5%
Total	$124,609	$114,667	$9,942	8.7%

The primary reasons for significant variances in the noninterest income categories shown in the preceding table are noted below:

•Interchange and ATM fees increased year over year due primarily to higher debit card service charges driven by increased transaction volume.

•Investment management revenue increased due in part to growth in overall assets under administration, which increased from $5.8 billion at December 31, 2022 to $6.5 billion at December 31, 2023, reflecting healthy new asset inflows and increased market valuations, as well as due to higher retail and insurance commission income recognized during 2023.

•Mortgage banking income decreased in comparison to the prior year, primarily attributable to overall reduced saleable volumes as a result of the rising interest rate environment in 2023.

•Gain on life insurance benefits was higher in 2023 due to elevated proceeds on life insurance policies received in comparison to the prior year.

•The changes in loan level derivative income primarily reflect customer demand during the respective periods.

•Other noninterest income increased during the year, primarily due to increases in FHLB dividend income, unrealized gains on equity securities, outsized loan fees, and discounted purchases of Massachusetts historical tax credits, partially offset by decreases in gains on sales of fixed assets, equity capital gain distributions, and income from like-kind exchanges.

Noninterest Expense    The following table sets forth information regarding noninterest expense for the periods shown:
Table 20 - Noninterest Expense

	Years Ended December 31
			Change
	2023	2022	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$222,135	$204,711	$17,424	8.5%
Occupancy and equipment	50,582	49,841	741	1.5%
Data processing and facilities management	9,884	9,320	564	6.1%
Software maintenance	13,115	10,961	2,154	19.7%
FDIC assessment	11,953	6,951	5,002	72.0%
Debit card expense	9,003	7,670	1,333	17.4%
Consulting	8,954	9,617	(663)	(6.9)%
Amortization of intangible assets	6,878	7,655	(777)	(10.2)%
Merger & acquisitions	—	7,100	(7,100)	(100.0)%
Other noninterest expense	60,242	59,836	406	0.7%
Total	$392,746	$373,662	$19,084	5.1%

The primary reasons for significant variances in the noninterest expense categories shown in the preceding tables are noted below:

•The increase in salaries and employee benefits in comparison to the prior year was primarily attributable to non-recurring CEO transition expenses incurred during the first quarter of 2023, as well as increases in general salaries, equity compensation, severance and medical plan insurance, partially offset by decreases in incentive programs and payroll taxes.

•Occupancy and equipment expense increased year-over-year, primarily driven by costs associated with the Company's leased real estate, including one-time lease exit costs associated with two leased locations related to the 2021 Meridian acquisition, as well as increased utilities costs, partially offset by reduced snow removal costs as compared to the prior year.

•Data processing and facilities management expenses increased primarily due to the timing of certain initiatives and general increases associated with higher transaction volumes.

•Software maintenance increased primarily due to the Company's continued investment in its technology infrastructure.

•FDIC assessment expense increased in comparison to the prior year due an increased assessment base as well as an estimated $1.1 million special assessment based on rules implemented by the FDIC to recover losses incurred by the Deposit Insurance Fund in 2023.

•Consulting expense decreased year-over-year due primarily to the timing of strategic initiatives.

•The Company incurred merger and acquisition costs related to the Meridian acquisition of $7.1 million during the first quarter of 2022, primarily related to lease terminations associated with exited branch locations, along with additional integration costs and professional fees. No such costs were incurred during 2023.

•Other noninterest expenses increased year-over year due primarily to increased interest paid on cash collateral accounts, loan workout costs, sponsorships, and internet banking costs, partially offset by decreases in unrealized losses on equity securities, telecommunications costs, and mortgage operations expense.

Income Taxes    The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 21 - Tax Provision and Applicable Tax Rates

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands)
Combined federal and state income tax provisions	$75,632	$83,941	$35,683
Effective income tax rates	24.00%	24.14%	22.78%
Blended Statutory tax rate	27.91%	27.85%	27.92%

The Company’s effective tax rate for 2023 is lower as compared to the year ago period primarily due to lower pre-tax net income, as well as the impact of discrete items, such as provision to return adjustments, changes in uncertain tax positions, and excess benefits from equity compensation, which are subject to fluctuation year over year. The effective tax rates reported in the table above are lower than the blended statutory tax rates due to the aforementioned discrete items as well as certain tax preference assets such as life insurance policies, tax exempt bonds, and federal tax credits.
Additionally, the Company invests in various low-income housing projects which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company receives tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2040, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships at December 31, 2023 was $229.0 million, of which $170.3 million has been funded. The Company recognized a net tax benefit of approximately $3.7 million for 2023 and anticipates additional net tax benefits of $30.3 million over the remaining life of the investments from the combination of tax credits and operating losses.

For additional information related to the Company's income taxes see Note 10, "Income Taxes" and Note 11, "Low Income Housing Project Investments" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Dividends    The Company declared quarterly cash dividends totaling $2.20 per common share in 2023 and $2.08 per common share in 2022. The 2023 and 2022 ratio of dividends paid to earnings was 40.92% and 35.53%, respectively.

Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends of the Company will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deems appropriate.

Comparison of 2022 vs. 2021 For a discussion of our results for the year ended December 31, 2022 compared to the year ended December 31, 2021, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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

The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available FHLB funding, less short-term liabilities relative to total assets, was within policy limits at December 31, 2023. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit include FHLB collateral requirements, securities portfolio changes, and the mix of deposits.

The Company prioritizes core deposits as a primary funding source and continues to maintain a variety of available liquidity sources, including FHLB advances, and Federal Reserve borrowing capacity. These funding sources serve as a contingent source of liquidity and, when profitable lending and investment opportunities exist, the Company may access them to provide the liquidity needed to grow the balance sheet. The amount and type of assets that the Company has available to pledge affects the Company's FHLB and Federal Reserve borrowing capacity. For example, a prime one-to-four family residential loan may provide 75 cents of borrowing capacity for every $1.00 pledged, whereas a pledged commercial loan may increase borrowing capacity in a lower amount. The Company’s lending decisions, therefore, can also affect its liquidity position.

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

The table below shows current and unused liquidity capacity from various sources at the dates indicated:
Table 22 - Sources of Liquidity

	December 31
	2023		2022
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank borrowings (1)	$1,105,541	$1,577,746	637	1,808,729
Federal Reserve Bank of Boston (2)	—	3,078,179	—	1,210,451
Unpledged securities	—	1,187,882	—	2,144,235
Line of Credit	—	85,000	—	85,000
Junior subordinated debentures (3)	62,858	—	62,855	—
Subordinated debt (3)	49,980	—	49,885	—
Reciprocal deposits (3)	959,068	—	653,638	—
Brokered deposits (3)	100,923	—	102,643	—
	$2,278,370	$5,928,807	$869,658	$5,248,415
(1)Assets with a carrying value of $3.9 billion and $2.7 billion at December 31, 2023 and 2022, respectively, were pledged to the Federal Home Loan Bank of Boston.
(2)Loans with a carrying value of $4.6 billion and $1.7 billion at December 31, 2023 and 2022, respectively, were pledged to the Federal Reserve Bank of Boston.
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

In response to the banking industry turmoil experienced in 2023, the Company operated under the parameters of its Liquidity Contingency Plan, which resulted in various immediate action items taken during the first quarter. From a liquidity management perspective, the Company proactively borrowed under its existing FHLB capacity to increase current cash on hand, while also pledging additional assets to increase overall borrowing capacity. On an ongoing basis, the Company continues to monitor both on and off balance sheet liquidity sources to understand vulnerabilities through the application of various stress testing scenarios and other analyses.

Market and Interest Rate Risk    Market risk refers to the risk of potential losses arising from changes in interest rates and the value of investments due to market conditions or other external factors or events. Interest rate risk is the most significant market risk to which the Company has exposure to due to the nature of its operations.

Interest rate risk is the sensitivity of income to changes in interest rates. Interest rate changes, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, which is the Company’s primary source of revenue. Interest rate risk arises directly from the Company’s core banking activities. In addition to directly affecting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and securities, and the fair value of securities and derivatives, and have other effects.

Management strives to control interest rate risk within limits approved by the Board of Directors that reflect the Company’s tolerance for interest rate risk over short-term and long-term horizons. The Company attempts to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging exposure. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. It is the Company's objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary within limits management deems prudent, with hedging instruments such as interest rate swaps, floors, and caps.

The Company quantifies its interest rate exposures using net interest income simulation models, as well as simpler gap analysis, and an Economic Value of Equity analysis. Key assumptions in these analyses relate to behavior of interest rates and behavior of the Company’s deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities) and the life and sensitivity of non-maturity deposits (e.g., demand deposit, savings, and money market accounts). In the case of prepayment of mortgage assets, assumptions are derived from published median prepayment estimates for comparable mortgage loans. The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, interest rate sensitivity of loans cannot be determined with precision and actual behavior may differ from assumptions to a significant degree. Non-maturity deposits, assumptions over customer behavior, shifts in deposits categories, and magnitude of impact to the cost of deposits all may differ from what is currently anticipated by the models or analyses.

Given the volatility associated with market rates, and the uncertainty surrounding future rate movements, management has been proactive in achieving a more neutral interest rate risk position as compared to the prior year. In 2023, management continued to increase the duration of its assets by marginally increasing exposure to fixed rate loans while deposit attrition reduced the amount of rate sensitive cash on hand at the Federal Reserve Bank. The Company runs several scenarios to quantify and effectively assist in managing interest rate risk, including instantaneous parallel shifts in market rates as well as gradual (12-24 months) shifts in market rates, and may also include other alternative scenarios as management deems necessary given the interest rate environment. The results of those scenarios are summarized in the following table:
Table 23 - Interest Rate Sensitivity

	Years Ended December 31
	2023	2022
	Year 1	Year 1
Parallel rate shocks (basis points)
-300	(1.7)%	(10.0)%
-200	(0.9)%	(5.7)%
-100	(0.3)%	(2.5)%
+100	(0.3)%	1.5%
+200	0.8%	2.4%
+300	(1.0)%	4.0%

Gradual rate shifts (basis points)
-200 over 12 months	(0.1)%	(2.3)%
-100 over 12 months	0.0%	(1.1)%
+200 over 12 months	(0.3)%	1.4%
+400 over 24 months	n/a	1.4%

Alternative scenarios
Steep down 200 basis points scenario	1.2%	(0.5)%

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

The most significant market factors affecting the Company’s net interest income during the twelve months ended December 31, 2023 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate, the secured overnight financing rate ("SOFR"), and other interest rates offered on long-term fixed rate loans.

The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by using interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement in which one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period from the other party. Interest rate caps and floors are agreements where one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period to a second party if certain market interest rate thresholds are realized. While interest is paid or received in swap, cap, and floors agreements, the notional principal amount is not exchanged. The Company may also manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts under which the Company agrees to deliver whole mortgage loans to various investors. See Note 9,"Derivatives and Hedging Activities" within Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information regarding the Company’s derivative financial instruments.

Movements in foreign currency rates or commodity prices do not directly or materially affect the Company's earnings. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines. See Note 2, "Securities" within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

Technology and Cyber Risk Technology and Cyber risk is the risk of losses or other impacts arising from the failure of technology systems to function in accordance with expectations and business requirements. Technology risks include technical failures, unlawful tampering with technical systems, cyber security, terrorist activities, ineffectiveness or exposure due to interruption in third party support. Management seeks to mitigate technology risk through appropriate security and controls over data and its technological environment. The Bank manages cybersecurity threats proactively and maintains robust controls to protect its critical systems and data by investing in secure, reliable and resilient technology infrastructure, fostering a culture of technology risk awareness and continuously improving its technology risk management practices.

Contractual Obligations, Commitments, Contingencies and Off-Balance Sheet Obligations

In the ordinary course of business the Company has entered into contractual obligations, commitments, residential loans sold with recourse and other off-balance sheet financial instruments. Refer to the accompanying notes to consolidated financial statements in this report for further information and the expected timing of the applicable payments as of December 31, 2023. These include payments related to (i) borrowings (Note 7 - Borrowings), (ii) lease obligations (Note 16 - Leases), (iii) time deposits with stated maturity dates (Note 6 - Deposits), (iv) commitments to extend credit (Note 17 - Commitments and Contingencies), (v) derivative positions (Note 9 - Derivatives and Hedging Activities), and (vi) unfunded commitments on low income housing project investments (Note 11 - Low Income Housing Project Investments). Also refer to Table 22 - Sources of Liquidity within Item 7 of this report for further details surrounding the Company's current and unused liquidity resources.

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

Management performs periodic sensitivity and stress testing using available economic forecasts in order to evaluate the adequacy of the allowance for credit losses under varying scenarios. Given the Company's benign loss history, the analyses performed have not resulted in a material change to the quantitative allowance but has informed management's determination of qualitative adjustments and act as corroborating evidence as to the appropriateness of the allowance as a whole. For additional discussion of the Company’s methodology of assessing the appropriateness of the allowance for credit losses, see Note 3, "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Income Taxes    The Company accounts for income taxes using two components of income tax expense, current and deferred.  Current taxes represent the net estimated amount due to or to be received from taxing authorities in the current year.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, and carry-forwards that exist at the end of a period. Deferred tax assets and liabilities are measured using enacted tax rates and provisions of the enacted tax law and are not discounted to reflect the time-value of money.  The effect of any change in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are assessed for recoverability and the Company may record a valuation allowance if it believes based on available evidence that it is more likely than not that the deferred tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company may record a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns. Additionally, deferred tax assets and liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information. The Company may also record an unrecognized tax benefit related to uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. All movements in unrecognized tax benefits are recognized through the provision for income taxes. Taxes are discussed in more detail in Note 10, "Income Taxes" within the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Valuation of Goodwill/Intangible Assets and Analysis for Impairment The Company has increased its market share through the acquisition of entire financial institutions accounted for under the acquisition method of accounting, as well as from the acquisition of branches (not the entire institution) and other nonbanking entities. For all acquisitions, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques, which may include the use of third party specialists. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, a quantitative impairment test is performed to compare carrying value to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company completed its annual impairment test as of August 31, 2023, using the quantitative impairment test, and determined that the Company's goodwill was not impaired. There were no other events or changes during the fourth quarter of 2023 that indicated impairment of goodwill and other intangible assets.
The Company’s goodwill relates to acquisitions that are fully integrated into the retail banking operations, which management does not consider to be at risk of failing step one in the near future. The Company’s other intangible assets are subject to amortization and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When applicable, the Company tests each of the other intangibles by comparing the carrying value of the intangible to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no other events or changes during the fourth quarter of 2023 that indicated impairment of goodwill and other intangible assets.

Valuation of Investment Securities Securities that the Company has the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Trading and equity securities are carried at fair value, with unrealized gains and losses recorded in other noninterest income. All other securities are classified as securities available-for-sale and are carried at fair market value. The fair values of securities is based on either quoted market price or third party pricing services. In general, the third-party pricing services employ various methodologies, including but not limited to, broker quotes and proprietary models. Management does not typically adjust the prices received from third-party pricing services. Depending upon the type of security, management employs various techniques to analyze the pricing it receives from third-parties, such as reviewing model inputs, reviewing comparable trades, analyzing changes in market yields and, in certain instances, reviewing the underlying collateral of the security. Management reviews changes in fair values from period to period and performs testing to ensure that the prices received from the third parties are consistent with their expectation of the market.

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

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management" in Item 7 of this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Independent Bank Corp. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Allowance for credit losses
Description of the matter	The Company’s loan portfolio totaled $14.3 billion as of December 31, 2023, and the associated allowance for credit losses (“allowance”) was $142 million. As discussed in Notes 1 and 3 to the consolidated financial statements, the Company estimates the allowance on a collective basis for loans sharing similar risk characteristics using a quantitative model based on probability of default, loss given default and exposure at default estimates, which are derived from internal historical default and loss experience, adjusted for economic forecasts. The output is then combined with an assessment of qualitative factors, including economic and business conditions, changes to collateral values and other external factors, which factors are designed to address forecast risk and model risk inherent in the quantitative model output. Loans that do not share similar risk characteristics are individually evaluated and an allowance is determined based on a discounted cash flow or the fair value of collateral.
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

Annual Goodwill Impairment Analysis
Description of the Matter	As described in Note 1 and Note 5 to the consolidated financial statements, the Company’s goodwill balance totaled $985 million as of December 31, 2023. The Company evaluates goodwill for impairment at least annually, or more often if warranted, using either a qualitative or quantitative impairment approach. The quantitative impairment test compares the book value of equity to the fair value of the Company’s single reporting unit and if the book value exceeds the fair value, an impairment is charged to net income. The Company’s annual analysis as of August 31, 2023 used a quantitative impairment approach which included a comparison of the reporting unit’s book value to the implied fair value using both a comparable analysis of relevant price multiples in recent market transactions and a discounted cash flow analysis. As a result of the annual analysis, management determined that goodwill for the reporting unit was not impaired.
Auditing the Company's goodwill impairment analysis for the reporting unit was complex due to the estimation involved in determining the fair value. In particular, the fair value was highly sensitive to certain key assumptions including projected financial information developed by management and the discount rate.
How we addressed the matter in our audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment analysis process, which included, among others, controls over the appropriateness of the methodology, management’s evaluation and oversight of external specialists, and management’s identification and review of key assumptions utilized in the quantitative impairment test.
With the assistance of EY Specialists, we tested management’s quantitative impairment analysis including evaluating the impairment methodology and testing the key assumptions and the underlying data used by the Company in its analysis. We compared the key assumptions used by management to recent financial performance, the company's peer group and economic trends. We assessed the historical accuracy of management's estimates and performed sensitivity analyses for key assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. In addition, we tested management's reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

/s/	Ernst & Young LLP
We have served as the Company's auditor since 2009
Boston, Massachusetts
February 28, 2024

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2023	2022
Assets
Cash and due from banks	$178,861	$175,843
Interest-earning deposits with banks	45,469	177,090
Securities
Trading	4,987	3,888
Equities	22,510	21,119
Available for sale (amortized cost $1,459,862 and $1,566,779)	1,334,256	1,399,154
Held to maturity (fair value $1,417,608 and $1,524,710)	1,569,107	1,705,120
Total securities	2,930,860	3,129,281
Loans held for sale (at fair value)	6,368	2,803
Loans
Commercial and industrial	1,579,986	1,635,103
Commercial real estate	8,041,508	7,760,230
Commercial construction	849,586	1,154,413
Small business	251,956	219,102
Residential real estate	2,424,754	2,035,524
Home equity - first position	518,706	566,166
Home equity - subordinate positions	578,920	522,584
Other consumer	32,654	35,553
Total loans	14,278,070	13,928,675
Less: allowance for credit losses	(142,222)	(152,419)
Net loans	14,135,848	13,776,256
Federal Home Loan Bank stock	43,557	5,218
Bank premises and equipment, net	193,049	196,504
Goodwill	985,072	985,072
Other intangible assets	18,190	25,068
Cash surrender value of life insurance policies	297,387	293,323
Other assets	512,712	527,716
Total assets	$19,347,373	$19,294,174
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$4,567,083	$5,441,584
Savings and interest checking accounts	5,298,913	5,898,009
Money market	2,818,072	3,343,673
Time certificates of deposit	2,181,479	1,195,741
Total deposits	14,865,547	15,879,007
Borrowings
Federal Home Loan Bank borrowings	1,105,541	637
Junior subordinated debentures (less unamortized debt issuance costs of $30 and $33)	62,858	62,855
Subordinated debentures (less unamortized debt issuance costs of $20 and $115)	49,980	49,885
Total borrowings	1,218,379	113,377
Other liabilities	368,196	415,089
Total liabilities	16,452,122	16,407,473
Commitments and contingencies	—	—
Stockholders' Equity
Preferred stock, $0.01 par value; authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value; authorized: 75,000,000 shares, issued and outstanding: 42,873,187 shares at December 31, 2023 and 45,641,238 shares at December 31, 2022 (includes 162,812 and 135,712 shares of unvested participating restricted stock awards, respectively)	427	455
Value of shares held in rabbi trust at cost: 80,222 shares at December 31, 2023 and 80,965 shares at December 31, 2022	(3,298)	(3,227)
Deferred compensation obligation	3,298	3,227
Additional paid in capital	1,932,163	2,114,888
Retained earnings	1,077,488	934,442
Accumulated other comprehensive loss, net of tax	(114,827)	(163,084)
Total stockholders' equity	2,895,251	2,886,701
Total liabilities and stockholders' equity	$19,347,373	$19,294,174
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans	$730,008	$577,923	$381,433
Taxable interest and dividends on securities	60,336	50,354	30,477
Nontaxable interest and dividends on securities	6	6	16
Interest on loans held for sale	190	172	856
Interest on federal funds sold and short-term investments	5,186	14,385	2,494
Total interest and dividend income	795,726	642,840	415,276
Interest expense
Interest on deposits	144,752	24,652	8,327
Interest on borrowings	44,453	4,939	5,390
Total interest expense	189,205	29,591	13,717
Net interest income	606,521	613,249	401,559
Provision for credit losses	23,250	6,500	18,205
Net interest income after provision for credit losses	583,271	606,749	383,354
Noninterest income
Deposit account fees	23,486	23,370	16,745
Interchange and ATM fees	18,108	16,249	12,987
Investment management	40,191	36,832	35,308
Mortgage banking income	2,326	3,515	13,280
Increase in cash surrender value of life insurance policies	7,868	7,685	6,431
Gain on life insurance benefits	2,291	1,291	258
Loan level derivative income	3,327	2,932	3,257
Other noninterest income	27,012	22,793	17,584
Total noninterest income	124,609	114,667	105,850
Noninterest expenses
Salaries and employee benefits	222,135	204,711	172,586
Occupancy and equipment expenses	50,582	49,841	36,265
Data processing & facilities management	9,884	9,320	6,899
Software maintenance	13,115	10,961	8,149
FDIC assessment	11,953	6,951	3,980
Debit card expense	9,003	7,670	5,144
Consulting expense	8,954	9,617	8,271
Amortization of intangible assets	6,878	7,655	5,715
Merger and acquisition expense	—	7,100	40,840
Other noninterest expenses	60,242	59,836	44,680
Total noninterest expenses	392,746	373,662	332,529
Income before income taxes	315,134	347,754	156,675
Provision for income taxes	75,632	83,941	35,683
Net Income	$239,502	$263,813	$120,992
Basic earnings per share	$5.42	$5.69	$3.47
Diluted earnings per share	$5.42	$5.69	$3.47
Weighted average common shares (basic)	44,181,540	46,372,051	34,872,034
Common share equivalents	12,007	17,938	16,484
Weighted average common shares (diluted)	44,193,547	46,389,989	34,888,518
Cash dividends declared per common share	$2.20	$2.08	$1.92
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands)
Net income	$239,502	$263,813	$120,992
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	32,426	(118,990)	(22,922)
Net change in fair value of cash flow hedges	16,055	(50,767)	(19,139)
Net change in other comprehensive income for defined benefit postretirement plans	(224)	4,490	3,549
Total other comprehensive income (loss)	48,257	(165,267)	(38,512)
Total comprehensive income	$287,759	$98,546	$82,480

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except per share data)
Balance December 31, 2020	32,965,692	$328	$(3,066)	$3,066	$945,638	$716,024	$40,695	$1,702,685
Net income	—	—	—	—	—	120,992	—	120,992
Other comprehensive loss	—	—	—	—	—	—	(38,512)	(38,512)
Common dividend declared ($1.92 per share)	—	—	—	—	—	(70,300)	—	(70,300)
Common stock issued for acquisition	14,299,720	143	—	—	1,298,415	—	—	1,298,558
Proceeds from exercise of stock options, net of cash paid	4,744	—	—	—	(57)	—	—	(57)
Stock based compensation	—	—	—	—	4,309	—	—	4,309
Restricted stock awards issued, net of awards surrendered	53,768	1	—	—	(1,250)	—	—	(1,249)
Shares issued under direct stock purchase plan	25,854	—	—	—	2,023	—	—	2,023
Deferred compensation and other retirement benefit obligations	—	—	(80)	80	—	—	—	—
Balance December 31, 2021	47,349,778	$472	$(3,146)	$3,146	$2,249,078	$766,716	$2,183	$3,018,449
Net income	—	—	—	—	—	263,813	—	263,813
Other comprehensive loss	—	—	—	—	—	—	(165,267)	(165,267)
Common dividend declared ($2.08 per share)	—	—	—	—	—	(96,087)	—	(96,087)
Stock based compensation	—	—	—	—	4,464	—	—	4,464
Restricted stock awards issued, net of awards surrendered	49,016	1	—	—	(1,085)	—	—	(1,084)
Shares issued under direct stock purchase plan	29,409	—	—	—	2,359	—	—	2,359
Shares repurchased under share repurchase program	(1,786,965)	(18)	—	—	(139,928)	—	—	(139,946)
Deferred compensation and other retirement benefit obligations	—	—	(81)	81	—	—	—	—
Balance December 31, 2022	45,641,238	$455	$(3,227)	$3,227	$2,114,888	$934,442	$(163,084)	$2,886,701
Net income	—	—	—	—	—	239,502	—	239,502
Other comprehensive income	—	—	—	—	—	—	48,257	48,257
Common dividend declared ($2.20 per share)	—	—	—	—	—	(96,456)	—	(96,456)
Proceeds from exercise of stock options, net of cash paid	3,238	—	—	—	81	—	—	81
Stock based compensation	—	—	—	—	6,377	—	—	6,377
Restricted stock awards issued, net of awards surrendered	82,181	1	—	—	(1,136)	—	—	(1,135)
Shares issued under direct stock purchase plan	46,963	—	—	—	2,682	—	—	2,682
Shares repurchased under share repurchase program (1)	(2,900,433)	(29)	—	—	(190,729)	—	—	(190,758)
Deferred compensation and other retirement benefit obligations	—	—	(71)	71	—	—	—	—
Balance December 31, 2023	42,873,187	$427	$(3,298)	$3,298	$1,932,163	$1,077,488	$(114,827)	$2,895,251
(1)     Inclusive of $1.8 million impact of excise tax attributable to shares repurchased under the share repurchase program during the year ended December 31, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands)
Cash flow from operating activities
Net income	$239,502	$263,813	$120,992
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,102	38,799	32,824
Change in unamortized net loan costs and fees	(1,856)	(7,119)	(24,785)
(Accretion) amortization of acquired loans	(2,251)	175	(6,882)
Provision for credit losses	23,250	6,500	18,205
Deferred income tax expense (benefit)	2,738	(1,254)	3,090
Net (gain) loss on equity securities	(1,180)	3,061	(554)
Net loss (gain) on bank premises and equipment	310	(584)	139
Realized gain on sale leaseback transaction	(193)	(578)	(578)
Stock based compensation	6,377	4,464	4,309
Increase in cash surrender value of life insurance policies	(7,877)	(7,685)	(6,431)
Gain on life insurance benefits	(2,291)	(1,291)	(258)
Operating lease payments	(13,863)	(19,296)	(17,456)
Change in fair value on loans held for sale	(97)	452	1,679
Net change in:
Trading assets	(1,099)	(168)	(882)
Loans held for sale	(3,468)	21,424	31,746
Other assets	23,504	65,263	93,565
Other liabilities	(20,614)	55,224	(58,503)
Total adjustments	37,492	157,387	69,228
Net cash provided by operating activities	276,994	421,200	190,220
Cash flows used in investing activities
Proceeds from sales of equity securities	—	31	1,164
Purchases of equity securities	(742)	(1,524)	(2,171)
Proceeds from maturities and principal repayments of securities available for sale	106,713	139,923	95,981
Purchases of securities available for sale	—	(123,289)	(1,284,867)
Proceeds from maturities and principal repayments of securities held to maturity	140,888	166,712	263,106
Purchases of securities held to maturity	—	(804,105)	(606,543)
Net (purchases) redemption of Federal Home Loan Bank stock	(38,339)	6,189	25,027
Investments in low income housing projects	(31,073)	(33,232)	(22,496)
Purchases of life insurance policies	(162)	(163)	(40,164)
Proceeds from life insurance policies	5,531	3,160	576
Net (increase) decrease in loans	(378,735)	(335,448)	744,981
Net cash acquired in business combinations	—	—	787,301
Purchases of bank premises and equipment	(15,844)	(22,072)	(25,200)
Proceeds from the sale of bank premises and equipment	113	3,344	169
Net cash used in investing activities	(211,650)	(1,000,474)	(63,136)
Cash flows (used in) provided by financing activities
Net increase (decrease) in time deposits	985,567	(334,381)	(235,577)
Net (decrease) increase in other deposits	(1,999,198)	(702,628)	1,719,398
Net advances from (repayments of) short-term Federal Home Loan Bank borrowings	1,105,000	(25,000)	—
Repayments of long-term Federal Home Loan Bank borrowings	—	—	(586,088)
Repayments of long-term debt, net of issuance costs	—	(14,063)	(18,750)
Net proceeds from exercise of stock options	80	—	(57)
Restricted stock awards issued, net of awards surrendered	(1,142)	(1,084)	(1,249)
Proceeds from shares issued under direct stock purchase plan	2,662	2,359	2,023
Payments for shares repurchased under share repurchase program	(188,910)	(139,946)	—
Common dividends paid	(98,006)	(93,734)	(62,736)
Net cash (used in) provided by financing activities	(193,947)	(1,308,477)	816,964
Net (decrease) increase in cash and cash equivalents	(128,603)	(1,887,751)	944,048

Cash and cash equivalents at beginning of year	352,933	2,240,684	1,296,636
Cash and cash equivalents at end of period	$224,330	$352,933	$2,240,684
Cash paid during the year for
Interest on deposits and borrowings	$183,068	$26,424	$14,004
Income taxes	$43,706	$44,274	$23,353
Supplemental schedule of noncash investing and financing activities
Net increase in capital commitments relating to low income housing project investments	$31,891	$17,643	$33,691
Recognition of operating lease at commencement and/or extension	$7,916	$14,789	$7,768
In conjunction with the Company's acquisitions, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$—	$—	$1,298,558
Fair value of assets acquired, net of cash acquired	$—	$—	$5,574,209
Fair value of liabilities assumed	$—	$—	$5,062,952
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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for expected credit losses on loans held for investment, income taxes, valuation and allowance for expected credit losses on investment securities, and the valuation of goodwill and other intangible assets and their respective analyses of impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk

The vast majority of the Bank’s lending activities are conducted in New England. The Bank originates commercial and industrial loans, commercial and residential real estate loans, including construction loans, small business loans, home equity loans, and other consumer loans for its portfolio. The Bank tracks concentrations of credit across numerous categories and segments based on aggregate credit exposure, which includes direct, indirect or contingent obligations to a borrower or group of borrowers engaged in one industry and by property type. The Bank considers a concentration to exist when aggregate credit exposure of a category or segment exceeds 25% of the Bank's total risk-based capital (inclusive of Tier 2 capital instruments).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

 As a general rule, loans 90 days or more past due with respect to principal or interest are classified as nonaccrual loans, or sooner if management considers such action to be prudent. However, loans that are 90 days or more past due may be kept on an accruing status if the loan is well secured and in the process of collection. Income accruals are suspended on all nonaccrual loans in a timely manner and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest and remains current for a minimum period of six months, the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for credit losses. When doubt exists as to the collectability of a loan, any payments received are applied to reduce the amortized cost of the loan to the extent necessary to eliminate such doubt. For all loan portfolios, a charge-off occurs when the Company determines that a specific loan, or portion thereof, is uncollectible.  This determination is made based on management's review of specific facts and circumstances of the individual loan, including assessing the viability of the customer’s business or project as a going concern, the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform.

In the course of resolving problem loans, the Company may choose to modify the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid or cure a default. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and may include adjustments to term extensions, interest rates, other than insignificant payment delays and/or a combination thereof. These actions are intended to minimize economic loss and avoid foreclosure or repossession of collateral. If such efforts by the Bank

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

do not result in satisfactory performance, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan. Any loans that are modified are reviewed by the Company to determine whether the modification is the direct result of a borrower experiencing financial difficulty, as the Company adopted the accounting and disclosure requirements for loan modifications made to borrowers experiencing financial difficulty and ceased to recognize troubled debt restructurings ("TDRs") effective January 1, 2023. Prior to this adoption, the Company would classify loans as TDRs in cases where a borrower was experiencing financial difficult and where the Company made certain concessionary modifications to contractual terms. Modifications included adjustments to interest rates, extensions of maturity, consumer loans where the borrower's obligations had been effectively discharged through Chapter 7 Bankruptcy and the borrower had not reaffirmed the debt to the Bank, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. Under the previously applicable guidance, loans classified as TDRs would have remained classified as such for the life of the loan, except in limited circumstances, when it was determined that the borrower was performing under the modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable market rate for a comparable new loan at the time of the restructuring.

Allowance for Credit Losses - Loans Held for Investment

The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost, also referred to as the CECL methodology. Credit losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. Subsequent recoveries, if any, are credited to the allowance.

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

Loan modifications made to borrowers experiencing financial difficulty are evaluated on a collective basis with loans sharing similar risk characteristics in accordance with the CECL methodology. Under previously applicable accounting guidance, the Company determined the amount of allowance for credit losses on TDRs using a discounted cash flow analysis or a fair value of collateral approach if the loan was determined to be individually evaluated. This change in methodology did not have a material impact on the Company's allowance for credit loss estimate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Acquired Loans

Loans acquired through purchase or a business combination are recorded at their fair value at the acquisition date. The Company performs an assessment of acquired loans to first determine if such loans have experienced a more than insignificant deterioration in credit quality since their origination and thus should be classified and accounted for as PCD loan. For loans that have not experienced a more than insignificant deterioration in credit quality since origination, referred to as non-PCD loans, the Company records such loans at fair value, with any resulting discount or premium accreted or amortized into interest income over the remaining life of the loan using the interest method. Additionally, upon the purchase or acquisition of non-PCD loans, the Company measures and records a reserve for credit losses based on the Company’s methodology for determining the allowance under CECL. The allowance for non-PCD loans is recorded through a charge to provision for credit losses in the period in which the loans were purchased or acquired.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Real Estate Owned and Other Foreclosed Assets

Real estate properties and other assets, which have served as collateral to secure loans, are held for sale and are initially recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for credit losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the valuation allowance, but not below zero. Upon a sale of a foreclosed asset, any excess of the carrying value over the sale proceeds is recognized as a loss on sale. Any excess of sale proceeds over the carrying value of the foreclosed asset is first applied as a recovery to the valuation allowance, if any, with the remainder being recognized as a gain on sale. Operating expenses and changes in the valuation allowance relating to foreclosed assets are recorded in other noninterest expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings Per Share

Basic earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities according to dividends

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

declared and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities, not subject to performance based measures (i.e. unvested time-vested restricted stock). Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding (inclusive of participating securities). Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options or the attainment of performance measures) were issued during the period, computed using the treasury stock method.

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

Recent Accounting Standards

FASB ASC Topic 740 "Income Taxes" Update No. 2023-09. Update No. 2023-09 was issued in December 2023 and aims to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information related to the effective tax rate reconciliation as well as information on income taxes paid. This standard is effective for annual periods beginning after December 15, 2024 and requires prospective application with the option to apply retrospectively. The adoption of this standard will not have an impact on the Company's financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 SECURITIES

Trading Securities

The Company had trading securities of $5.0 million and $3.9 million at December 31, 2023 and 2022, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company's non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.

Equity Securities

The Company had equity securities of $22.5 million and $21.1 million at December 31, 2023 and 2022, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the consolidated statements of income that relate to equity securities for the periods indicated:

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands)
Net gains (losses) recognized during the period on equity securities	$1,180	$(3,061)	$554
Less: net gains recognized during the period on equity securities sold during the period	197	—	192
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$983	$(3,061)	$362

Available for Sale Securities

The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at the dates indicated:

	December 31, 2023					December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$230,198	$—	$(23,060)	$—	$207,138	$230,936	$—	$(28,636)	$—	$202,300
U.S. treasury securities	824,597	—	(55,495)	—	769,102	874,035	—	(82,694)	—	791,341
Agency mortgage-backed securities	314,269	24	(37,246)	—	277,047	359,068	54	(45,434)	—	313,688
Agency collateralized mortgage obligations	35,713	6	(2,530)	—	33,189	41,874	—	(3,031)	—	38,843
State, county, and municipal securities	195	—	(5)	—	190	193	—	(2)	—	191
Pooled trust preferred securities issued by banks and insurers	1,188	—	(170)	—	1,018	1,203	—	(169)	—	1,034
Small business administration pooled securities	53,702	—	(7,130)	—	46,572	59,470	—	(7,713)	—	51,757
Total available for sale securities	$1,459,862	$30	$(125,636)	$—	$1,334,256	$1,566,779	$54	$(167,679)	$—	$1,399,154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Excluded from the table above is accrued interest on available for sale securities of $3.4 million and $3.6 million at December 31, 2023 and 2022, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities for the years ended December 31, 2023 and 2022. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at December 31, 2023 and 2022.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale for the years ended December 31, 2023 and 2022, and therefore no gains or losses were realized during the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the gross unrealized losses and fair value of the Company’s available for sale securities in an unrealized loss position as of the dates indicated. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

		December 31, 2023
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$207,138	$(23,060)	$207,138	$(23,060)
U.S. treasury securities	17	—	—	769,102	(55,495)	769,102	(55,495)
Agency mortgage-backed securities	115	1,091	(11)	273,447	(37,235)	274,538	(37,246)
Agency collateralized mortgage obligations	12	339	(2)	31,682	(2,528)	32,021	(2,530)
State, county, and municipal securities	1	190	(5)	—	—	190	(5)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,018	(170)	1,018	(170)
Small business administration pooled securities	8	—	—	46,572	(7,130)	46,572	(7,130)
Total impaired available for sale securities	163	$1,620	$(18)	$1,328,959	$(125,618)	$1,330,579	$(125,636)

		December 31, 2022
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agency securities	9	$60,575	$(7,292)	$141,725	$(21,344)	$202,300	$(28,636)
U.S. treasury securities	18	43,035	(6,350)	748,306	(76,344)	791,341	(82,694)
Agency mortgage-backed securities	123	155,944	(15,186)	154,653	(30,248)	310,597	(45,434)
Agency collateralized mortgage obligations	13	38,843	(3,031)	—	—	38,843	(3,031)
State, county, and municipal securities	1	191	(2)	—	—	191	(2)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,034	(169)	1,034	(169)
Small business administration pooled securities	8	34,511	(3,550)	17,246	(4,163)	51,757	(7,713)
Total impaired available for sale securities	173	$333,099	$(35,411)	$1,062,964	$(132,268)	$1,396,063	$(167,679)

The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments for the years ended December 31, 2023 and 2022. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at December 31, 2023:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
•Pooled Trust Preferred Securities: This portfolio consists of one security which is performing. The unrealized loss on this security is attributable to the illiquid nature of the trust preferred market in the current economic and regulatory environment. Management evaluates collateral credit and instrument structure, including current and expected deferral and default rates and timing. In addition, discount rates are determined by evaluating comparable spreads observed currently in the market for similar instruments.

Held to Maturity Securities

The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated:

	December 31, 2023					December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$29,521	$—	$(1,113)	$—	$28,408	$31,258	$—	$(2,222)	—	$29,036
U.S. treasury securities	100,712	—	(9,177)	—	91,535	100,634	—	(11,755)	—	88,879
Agency mortgage-backed securities	829,431	175	(65,878)	—	763,728	898,927	408	(83,383)	—	815,952
Agency collateralized mortgage obligations	477,517	—	(69,606)	—	407,911	535,971	—	(77,554)	—	458,417
Single issuer trust preferred securities issued by banks	1,500	—	(127)	—	1,373	1,500	8	—	—	1,508
Small business administration pooled securities	130,426	384	(6,157)	—	124,653	136,830	313	(6,225)	—	130,918
Total held to maturity securities	$1,569,107	$559	$(152,058)	$—	$1,417,608	$1,705,120	$729	$(181,139)	$—	$1,524,710

Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities for the years ended December 31, 2023 and 2022. Excluded from the table above is accrued interest on held to maturity securities of $4.3 million and $4.4 million at December 31, 2023 and 2022, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities for the years ended December 31, 2023 and 2022. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at December 31, 2023 and 2022.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities for the years ended December 31, 2023 and 2022, and therefore no gains or losses were realized during the periods presented.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. At December 31, 2023 and 2022, all held to maturity securities held by the Company were rated investment grade or higher.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity at December 31, 2023 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$199,371	$179,973	$30,827	$27,165	$—	$—	$230,198	$207,138
U.S. treasury securities	197,553	193,192	627,044	575,910	—	—	—	—	824,597	769,102
Agency mortgage-backed securities	3	3	141,212	126,484	40,183	34,939	132,871	115,621	314,269	277,047
Agency collateralized mortgage obligations	—	—	—	—	2,923	2,680	32,790	30,509	35,713	33,189
State, county, and municipal securities	—	—	195	190	—	—	—	—	195	190
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,188	1,018	1,188	1,018
Small business administration pooled securities	—	—	—	—	—	—	53,702	46,572	53,702	46,572
Total available for sale securities	$197,556	$193,195	$967,822	$882,557	$73,933	$64,784	$220,551	$193,720	$1,459,862	$1,334,256
Held to maturity securities
U.S. government agency securities	$29,521	$28,408	$—	$—	$—	$—	$—	$—	$29,521	$28,408
U.S. Treasury securities	—	—	99,720	90,703	992	832	—	—	100,712	91,535
Agency mortgage-backed securities	—	—	411,746	383,514	222,825	198,122	194,860	182,092	829,431	763,728
Agency collateralized mortgage obligations	—	—	63,596	58,934	20,210	17,864	393,711	331,113	477,517	407,911
Single issuer trust preferred securities issued by banks	—	—	1,500	1,373	—	—	—	—	1,500	1,373
Small business administration pooled securities	—	—	—	—	5,742	5,272	124,684	119,381	130,426	124,653
Total held to maturity securities	$29,521	$28,408	$576,562	$534,524	$249,769	$222,090	$713,255	$632,586	$1,569,107	$1,417,608
Total	$227,077	$221,603	$1,544,384	$1,417,081	$323,702	$286,874	$933,806	$826,306	$3,028,969	$2,751,864

Included in the table above is $25.4 million of callable securities at December 31, 2023.

The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $1.7 billion and $959.8 million at December 31, 2023 and 2022, respectively. The elevated balance at December 31, 2023 was primarily attributable to additional securities pledged during the year as part of the Company's strategy to bolster off-balance sheet liquidity.

At December 31, 2023 and 2022, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

Loans Held for Investment and Allowance for Credit Losses

The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the periods indicated:

	Years Ended December 31, 2023
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$27,559	$77,799	$10,762	$2,834	$20,973	$11,504	$988	$152,419
Charge-offs	(23,564)	(7,855)	—	(484)	—	(47)	(2,832)	(34,782)
Recoveries	145	—	—	92	—	62	1,036	1,335
Provision for credit losses	15,103	4,204	(3,079)	1,521	2,664	1,278	1,559	23,250
Ending balance (1)	$19,243	$74,148	$7,683	$3,963	$23,637	$12,797	$751	$142,222

	Years Ended December 31, 2022
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$14,402	$83,486	$12,316	$3,508	$14,484	$17,986	$740	$146,922
Charge-offs	—	(62)	—	(196)	—	(122)	(2,272)	(2,652)
Recoveries	49	333	—	149	—	121	997	1,649
Provision for credit losses	13,108	(5,958)	(1,554)	(627)	6,489	(6,481)	1,523	6,500
Ending balance (1)	$27,559	$77,799	$10,762	$2,834	$20,973	$11,504	$988	$152,419

	Year Ended December 31, 2021
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$21,086	$45,009	$5,397	$5,095	$14,275	$22,060	$470	$113,392
Charge-offs	(3,474)	—	—	(219)	—	(69)	(1,182)	(4,944)
Recoveries	2,686	57	—	98	1	249	638	3,729
Initial reserve on PCD loans	166	14,397	1,019	—	429	163	366	16,540
Provision for credit losses	(6,062)	24,023	5,900	(1,466)	(221)	(4,417)	448	18,205
Ending balance (1)	$14,402	$83,486	$12,316	$3,508	$14,484	$17,986	$740	$146,922
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $60.2 million, $50.8 million, and $43.7 million at December 31, 2023, 2022, and 2021, respectively.

The balance of allowance for credit losses of $142.2 million at December 31, 2023 decreased by $10.2 million, or 6.7% from the prior year driven primarily by isolated charge-offs within the commercial portfolios, partially offset by general provisioning during the year.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial Portfolio
•Commercial and Industrial: Consists of revolving, non-revolving, and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment.  Collateral generally consists of accounts receivable, inventory, plant and equipment, real estate, or other business assets. The primary source of repayment is operating cash flow and, secondarily, liquidation of assets.
•Commercial Real Estate: Consists of mortgage loans to finance investment in real property such as multi-family residential, commercial/retail, office, industrial, hotels, educational and healthcare facilities, as well as other specific use properties and is inclusive of owner-occupied commercial properties.  Loans are typically written with amortizing payment structures.  Collateral values are determined based upon third party appraisals and evaluations.  Permissible loan to value ratios at origination are governed by Company policy and regulatory guidelines. The primary source of repayment is cash flow from operating leases and rents and, secondarily, liquidation of assets.
•Commercial Construction: Consists of short-term construction loans, revolving and nonrevolving credit lines and construction/permanent loans to finance the acquisition, development and construction or rehabilitation of real property.  Project types include residential land development, one-to-four family, condominium, and multi-family home construction, commercial/retail, office, industrial, hotels, educational and healthcare facilities as well as other specific use properties.  Loans may be written with nonamortizing or hybrid payment structures depending upon the type of project.  Collateral values are determined based upon third party appraisals and evaluations.  Permissible loan to value ratios at origination are governed by Company policy and regulatory guidelines.  Repayment sources vary depending upon the type of project and may consist of proceeds from the sale or lease of units, operating cash flows or liquidation of other assets.
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
For the commercial portfolio the Company typically obtains personal guarantees for payment from individuals holding material ownership interests in the borrowing entities.
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
•Home Equity: Home equity loans and credit lines are made to qualified individuals and are primarily secured by senior or junior mortgage liens on one-to-four family homes, condominiums or vacation homes. Each home equity loan has a fixed rate and is billed in equal payments comprised of principal and interest. The majority of home equity lines of credit have a variable rate and are billed in interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the then outstanding principal balance plus all accrued interest over a predetermined repayment period, as set forth in the note. Additionally, the Company has the option of renewing each line of credit for additional draw periods.  Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines.
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

Credit Quality
The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as adversely risk-rated, delinquent, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to modify the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition.

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
•Special Mention: Borrowers exhibit potential credit weaknesses or downward trends deserving management’s close attention. If not checked or corrected, these trends will weaken the Company’s asset and position. While potentially weak, currently these borrowers are marginally acceptable; no loss of principal or interest is envisioned.
•Substandard: Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt. Loans may be inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. However, there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Collateral coverage may be inadequate to cover the principal obligation.
•Doubtful: Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt with the added provision that the weaknesses make collection of the debt in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Serious problems exist to the point where partial loss of principal is likely.
•Loss: Borrowers deemed incapable of repayment. Loans to such borrowers are considered uncollectible and of such little value that continuation as active assets of the Company is not warranted.

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

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass	$329,892	$165,003	$86,982	$64,483	$45,867	$110,135	$692,918	$90	$1,495,370
Special Mention	4,188	668	528	9,358	22	121	28,218	—	43,103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substandard	1,867	1,329	902	110	917	3,660	32,728	—	41,513
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$335,947	$167,000	$88,412	$73,951	$46,806	$113,916	$753,864	$90	$1,579,986
Current-period gross write-offs	$—	$91	$—	$—	$—	$34	$23,439	$—	$23,564
Commercial real estate
Pass	$1,116,730	$1,197,017	$1,300,140	$1,276,967	$592,058	$2,078,644	$79,360	$3,359	$7,644,275
Special Mention	62,337	37,510	51,555	13,269	1,859	118,526	—	—	285,056
Substandard	37,302	18,321	22,844	4,556	7,881	12,923	—	—	103,827
Doubtful	—	—	—	—	8,350	—	—	—	8,350
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$1,216,369	$1,252,848	$1,374,539	$1,294,792	$610,148	$2,210,093	$79,360	$3,359	$8,041,508
Current-period gross write-offs	$—	$5,072	$—	$—	$2,783	$—	$—	$—	$7,855
Commercial construction
Pass	$180,045	$381,352	$127,431	$44,953	$23,823	$1,561	$17,503	$—	$776,668
Special Mention	12,106	—	5,292	—	—	—	—	—	17,398
Substandard	10,955	26,146	18,419	—	—	—	—	—	55,520
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$203,106	$407,498	$151,142	$44,953	$23,823	$1,561	$17,503	$—	$849,586
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Small business
Pass	$50,734	$51,157	$39,435	$25,643	$12,944	$22,412	$46,130	$—	$248,455
Special Mention	—	—	—	154	—	184	314	—	652
Substandard	530	282	90	475	—	669	803	—	2,849
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total small business	$51,264	$51,439	$39,525	$26,272	$12,944	$23,265	$47,247	$—	$251,956
Current-period gross write-offs	$—	$—	$54	$40	$—	$—	$390	$—	$484
Residential real estate
Pass	$505,517	$638,223	$405,386	$184,833	$88,473	$598,562	$—	$—	$2,420,994
Default	—	—	—	—	854	2,906	—	—	3,760
Total residential real estate	$505,517	$638,223	$405,386	$184,833	$89,327	$601,468	$—	$—	$2,424,754
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Pass	$28,903	$38,401	$54,944	$49,803	$29,103	$121,286	$770,074	$4,583	$1,097,097
Default	—	—	—	—	—	63	324	142	529
Total home equity	$28,903	$38,401	$54,944	$49,803	$29,103	$121,349	$770,398	$4,725	$1,097,626
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$47	$—	$47
Other consumer (2)
Pass	$639	$263	$1,178	$706	$256	$1,835	$27,769	$—	$32,646
Default	—	—	—	—	1	—	7	—	8
Total other consumer	$639	$263	$1,178	$706	$257	$1,835	$27,776	$—	$32,654
Current-period gross write-offs	$2,766	$—	$—	$—	$—	$49	$17	$—	$2,832
Total	$2,341,745	$2,555,672	$2,115,126	$1,675,310	$812,408	$3,073,487	$1,696,148	$8,174	$14,278,070

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total current-period gross write-offs	$2,766	$5,163	$54	$40	$2,783	$83	$23,893	$—	$34,782

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass	$350,036	$137,832	$113,020	$59,936	$79,391	$18,197	$815,128	$3,165	$1,576,705
Special Mention	4,836	925	1,023	1,744	467	623	17,122	—	26,740
Substandard	2,389	1,681	180	618	—	—	3,623	—	8,491
Doubtful	—	—	—	—	—	—	23,167	—	23,167
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$357,261	$140,438	$114,223	$62,298	$79,858	$18,820	$859,040	$3,165	$1,635,103
Commercial real estate
Pass	$1,277,333	$1,487,333	$1,213,984	$723,794	$696,166	$1,833,099	$44,477	$669	$7,276,855
Special Mention	42,005	65,603	39,740	14,167	58,190	183,468	—	—	403,173
Substandard	42,629	3,843	4,774	4,066	3,553	21,162	—	—	80,027
Doubtful	—	—	—	—	—	175	—	—	175
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$1,361,967	$1,556,779	$1,258,498	$742,027	$757,909	$2,037,904	$44,477	$669	$7,760,230
Commercial construction
Pass	$504,932	$327,194	$169,838	$56,693	$3,135	$1,588	$23,122	$951	$1,087,453
Special Mention	33,000	1,775	3,347	—	—	—	—	—	38,122
Substandard	18,980	9,858	—	—	—	—	—	—	28,838
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$556,912	$338,827	$173,185	$56,693	$3,135	$1,588	$23,122	$951	$1,154,413
Small business
Pass	$54,876	$44,811	$31,051	$16,588	$9,882	$18,891	$39,434	$—	$215,533
Special Mention	—	152	373	366	191	117	686	—	1,885
Substandard	139	98	417	—	—	401	629	—	1,684
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total small business	$55,015	$45,061	$31,841	$16,954	$10,073	$19,409	$40,749	$—	$219,102
Residential real estate
Pass	$665,407	$419,665	$193,886	$94,065	$94,425	$565,246	$—	$—	$2,032,694
Default	—	—	729	158	—	1,943	—	—	2,830
Total residential real estate	$665,407	$419,665	$194,615	$94,223	$94,425	$567,189	$—	$—	$2,035,524
Home equity
Pass	$43,917	$60,103	$54,802	$32,014	$26,414	$118,367	$748,294	$3,874	$1,087,785
Default	—	—	—	122	—	83	760	—	965
Total home equity	$43,917	$60,103	$54,802	$32,136	$26,414	$118,450	$749,054	$3,874	$1,088,750
Other consumer (2)
Pass	$677	$2,013	$1,619	$1,022	$231	$3,023	$26,939	$—	$35,524
Default	—	—	—	18	—	11	—	—	29
Total other consumer	$677	$2,013	$1,619	$1,040	$231	$3,034	$26,939	$—	$35,553
Total	$3,041,156	$2,562,886	$1,828,783	$1,005,371	$972,045	$2,766,394	$1,743,381	$8,659	$13,928,675
(1)Loans origination dates in the tables above reflect the original date, or the date of a material modification of a previously originated loan, for both organic originations and acquired loans.
(2)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances and the associated gross write-offs.

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

	December 31 2023	December 31 2022
Residential portfolio
FICO score (re-scored)(1)	754	753
LTV (re-valued)(2)	59.8%	57.0%
Home equity portfolio
FICO score (re-scored)(1)	770	771
LTV (re-valued)(2)(3)	43.3%	41.3%
(1)The average FICO scores at December 31, 2023 are based upon rescores from December 2023, as available for previously originated loans, or origination score data for loans booked in December 2023.  The average FICO scores at December 31, 2022 were based upon rescores from December 2022, as available for previously originated loans, or origination score data for loans booked in December 2022.
(2)The combined LTV ratios for December 31, 2023 are based upon updated automated valuations as of November 2023, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2022 were based upon updated automated valuations as of November 2022, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

Unfunded Commitments

Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At December 31, 2023 and 2022, the Company's estimated reserve for unfunded commitments amounted to $1.5 million and $1.3 million, respectively.

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

The following table shows information regarding nonaccrual loans at the dates indicated:

	Nonaccrual Balances
	December 31, 2023			December 31, 2022
	With Allowance for Credit Losses	Without Allowance for Credit Losses (2)	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses (2)	Total (1)
	(Dollars in thousands)
Commercial and industrial	$19,890	$298	$20,188	$26,395	$298	$26,693
Commercial real estate	11,911	11,041	22,952	12,961	2,769	15,730
Small business	394	4	398	99	5	104
Residential real estate	7,634	—	7,634	8,479	—	8,479
Home equity	3,171	—	3,171	3,400	—	3,400
Other consumer	40	—	40	475	—	475
Total nonaccrual loans	$43,040	$11,343	$54,383	$51,809	$3,072	$54,881

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)Nonaccrual balances at December 31, 2022 included $11.5 million of nonaccruing TDRs.
(2)Nonaccrual balances reported above without an allowance for credit losses are attributable to loans evaluated on an individual basis where it was determined that there was no risk of loss due to sufficient underlying collateral values.

It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans for the years ended December 31, 2023, 2022, and 2021, except for instances where nonaccrual loans were paid off in excess of the recorded book balance. Total accrued interest reversed against interest income amounted to $1.0 million, $1.4 million, and $180,000 for the years ended December 31, 2023, 2022, and 2021, respectively.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$110	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,697	$1,615

The following tables show the age analysis of past due financing receivables at the dates indicated:

	December 31, 2023
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)

Commercial and industrial	6	$398	1	$17,538	2	$673	9	$18,609	$1,561,377	$1,579,986
Commercial real estate	8	14,674	2	8,419	3	7,279	13	30,372	8,011,136	8,041,508
Commercial construction	—	—	—	—	—	—	—	—	849,586	849,586
Small business	6	400	1	20	6	243	13	663	251,293	251,956
Residential real estate	24	6,216	7	2,187	13	1,573	44	9,976	2,414,778	2,424,754
Home equity	23	1,640	4	1,238	10	529	37	3,407	1,094,219	1,097,626
Other consumer (1)	413	288	14	31	6	8	433	327	32,327	32,654
Total	480	$23,616	29	$29,433	40	$10,305	549	$63,354	$14,214,716	$14,278,070

	December 31, 2022
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)

Commercial and industrial	3	$49	1	$175	3	$23,726	7	$23,950	$1,611,153	$1,635,103
Commercial real estate	7	2,052	5	4,971	3	2,977	15	10,000	7,750,230	7,760,230
Commercial construction	—	—	—	—	—	—	—	—	1,154,413	1,154,413
Small business	12	111	3	25	3	5	18	141	218,961	219,102
Residential real estate	8	1,654	8	1,105	16	1,725	32	4,484	2,031,040	2,035,524
Home equity	19	1,647	3	201	17	965	39	2,813	1,085,937	1,088,750
Other consumer (1)	432	421	15	83	4	28	451	532	35,021	35,553
Total	481	$5,934	35	$6,560	46	$29,426	562	$41,920	$13,886,755	$13,928,675
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
(2)The amount of net deferred costs on originated loans included in the ending balance was $6.4 million at December 31, 2023, compared to net deferred fees of $5.0 million at December 31, 2022. Net unamortized discounts on acquired loans included in the ending balance was $8.6 million and $10.4 million at December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan Modifications

The following tables present the amortized cost basis as of December 31, 2023 of loans modified to borrowers experiencing financial difficulty during the twelve months then ended, disaggregated by class of financing receivable and type of modification granted:

	Year Ended December 31, 2023
	Term Extension
	Amortized Cost Basis	% of Total Class of Financing Receivable
	(Dollars in thousands)
Commercial and industrial	$11,010	0.70%
Commercial real estate	17,530	0.22%
Small business	208	0.08%
Total	$28,748

	Combination - Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Total Class of Financing Receivable
	(Dollars in thousands)
Commercial and industrial	$85	0.01%
Small business	$38	0.02%
Total	$123

	Combination - Term Extension and Other-Than-Insignificant Payment Delay
	Amortized Cost Basis	% of Total Class of Financing Receivable
	(Dollars in thousands)
Commercial and industrial	$1,865	0.12%
Commercial real estate	6,505	0.08%
Total	$8,370

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2023:

Term Extension
Financial Effect
Commercial and industrial	Added a weighted-average contractual term of 2 months to the life of the loans
Commercial real estate	Added a weighted-average contractual term of 1.9 years to the life of the loans
Small business	Added a weighted-average contractual term of 4.7 years to the life of the loans

Interest Rate Reduction
Financial Effect
Commercial and industrial	Reduced contractual rate on one loan from 10.00% to 7.00%
Small business	Reduced contractual rate on one loan from 10.00% to 6.50%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the amortized cost and payment status of loans that have been modified in the last 12 months as of December 31, 2023:

	Current (1)	30-89 Days Past Due	90+ Days Past Due	Total
	(Dollars in thousands)
Commercial and industrial	$12,585	$—	$375	$12,960
Commercial real estate	23,899	—	136	24,035
Small business	246	—	—	246
Total	$36,730	$—	$511	$37,241
(1)Current category is inclusive of $8.4 million in nonaccrual loans which have yet to reach the six consecutive months of performance required to return to accruing status in accordance with the Company's accounting policy for nonaccrual loans

The Company considers a loan to have defaulted when it reaches 90 days past due. The table below shows the amortized cost basis of financing receivables modified during the twelve months ended December 31, 2023 that subsequently defaulted:

	Term Extension	Combination - Term Extension and Other Than Insignificant Payment Delay	Total
	(Dollars in thousands)
Commercial and industrial	$374	$—	$374
Commercial real estate	136	6,505	6,641
Total	$510	$6,505	$7,015
At December 31, 2023, the Company did not have any additional commitments to lend to borrowers experiencing financial difficulty who were party to a loan modification.
The Company adopted the accounting and disclosure requirements for loan modifications made to borrowers experiencing financial difficulty and ceased to recognize TDRs effective January 1, 2023. As such, there are no current year TDRs and the prior period amounts are shown in the tables below.
The following table shows the Company’s total TDRs and other pertinent TDR information as of December 31, 2022:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)
TDRs on accrual status	$11,278
TDRs on nonaccrual	11,520
Total TDRs	$22,798
Additional commitments to lend to a borrower who has been a party to a TDR	$64
The following table shows the troubled debt restructurings which occurred for the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Year Ended December 31, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial and industrial	4	$3,466	$3,465
Commercial real estate	1	7,850	7,850
Total (1)	5	$11,316	$11,315

	Year Ended December 31, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial and industrial	1	$14,148	$14,148
Commercial real estate	5	3,964	3,964
Small business	2	189	189
Total (1)	8	$18,301	$18,301
(1)The pre-modification and post-modification balances represent the legal principal balance of the loan. Activity presented in the tables above includes $14.3 million of modifications on existing TDRs during the year ended December 31, 2021.

The following table shows the Company's post-modification balance of TDR's listed by type of modification for the periods indicated:

	Year Ended December 31
	2022	2021
	(Dollars in thousands)
Extended maturity	$11,315	$4,153
Combination rate and maturity	—	14,148
Total	$11,315	$18,301

During the twelve months ended December 31, 2022 and 2021, respectively, there were no loans modified during the prior twelve months that subsequently defaulted during the respective periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, were as follows:

	2023	2022	Estimated Useful Life
	(Dollars in thousands)		(In years)
Cost
Land	$52,844	$52,844	n/a
Bank premises	99,973	97,760	5-40
Leasehold improvements	50,682	47,098	1-15
Furniture and equipment	102,251	93,450	1-10
Leased equipment	32,654	32,792	5
Total cost	338,404	323,944
Accumulated depreciation	(145,355)	(127,440)
Net bank premises and equipment	$193,049	$196,504

Depreciation expense related to bank premises and equipment was $18.9 million, $18.4 million, and $12.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is primarily reflected in occupancy and equipment expenses.

Leased equipment held by the Company totaled $32.7 million and $32.8 million at December 31, 2023 and 2022, respectively. The leased equipment is subject to a master lease agreement entered into during 2021 with a third party lessee and the Company assumes the role of lessor in the transaction, which is deemed an operating lease for accounting purposes. The Company recognized rental income of $6.4 million, $6.1 million and $890,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 5 GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the carrying value of goodwill and other intangible assets, net of accumulated amortization, at December 31:

	2023	2022
	(Dollars in thousands)
Balances not subject to amortization
Goodwill	$985,072	$985,072
Balances subject to amortization
Core deposit intangibles	15,237	20,757
Other intangible assets	2,953	4,311
Total other intangible assets	18,190	25,068
Total goodwill and other intangible assets	$1,003,262	$1,010,140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying value of goodwill for the periods indicated were as follows:

	2023	2022	2021
	(Dollars in thousands)
Balance at beginning of year	$985,072	$985,072	$506,206
Acquisitions	—	—	478,866
Balance at end of year	$985,072	$985,072	985,072

The gross carrying amount and accumulated amortization of other intangible assets were as follows at the dates indicated:

	December 31
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposit intangibles	$46,770	$(31,533)	$15,237	$46,770	$(26,013)	$20,757
Other intangible assets	6,100	(3,147)	2,953	6,100	(1,789)	4,311
Total	$52,870	$(34,680)	$18,190	$52,870	$(27,802)	$25,068

The following table sets forth the estimated annual amortization expense of intangible assets for each of the next five years:

Year	Amount
(Dollars in thousands)
2024	$5,905
2025	$4,716
2026	$2,820
2027	$2,077
2028	$1,377

The original weighted average amortization period for intangible assets is 9.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 DEPOSITS

The following is a summary of the scheduled maturities of time deposits at December 31:

	2023		2022
	(Dollars in thousands)
1 year or less	$2,056,543	94.3%	$953,214	79.7%
Over 1 year to 2 years	97,055	4.4%	150,102	12.5%
Over 2 years to 3 years	15,594	0.7%	66,995	5.6%
Over 3 years to 4 years	8,585	0.4%	15,172	1.3%
Over 4 years to 5 years	3,702	0.2%	10,258	0.9%
Total (1)	$2,181,479	100.0%	$1,195,741	100.0%
(1)The total amount of time deposit accounts with balances equal to or greater than $250,000 at December 31, 2023 and 2022 was $571.2 million and $251.1 million, respectively.

The Company had pledged assets as collateral covering certain deposits in the amount of $900.2 million and $952.7 million at December 31, 2023 and 2022, respectively.

The Bank's deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000.

NOTE 7 BORROWINGS

Federal Home Loan Bank Borrowings

During the twelve months ended December 31, 2023, the Company utilized FHLB advances for certain short-term and long-term borrowing needs, as deemed necessary. To manage the interest rate risk of these advances, the Company may enter into interest rate swap agreements which effectively fixes the rate of the borrowings. The table below shows the outstanding borrowings December 31, 2023, as well as the contractual rates and effective rates, net of any swap impact:

		Weighted
		Average	Effective Rate,
	Total	Contractual	Net of
	Outstanding	Rate	Swap Impact
	(Dollars in thousands)
Overnight Borrowings	$705,000	5.54%	n/a
1-Month Term	400,000	5.50%	3.83%
Amortizing	541	1.40%	n/a
Total	$1,105,541

At December 31, 2022, the Company had no outstanding short-term borrowings with the FHLB and $637,000 of longer term amortizing advances bearing a weighted average contractual rate of 1.65%.

At December 31, 2023 and 2022, the Company had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB's collateral pledging program. The Company’s FHLB advances are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the FHLB, residential mortgages, and by certain commercial real estate loans held in the Bank’s portfolio. The carrying value of loans pledged as collateral for these borrowings totaled $3.9 billion and $2.7 billion at December 31, 2023 and 2022, respectively, resulting in total borrowing capacity with the FHLB of $2.7 billion and $1.8 billion, of which $1.6 billion and $1.8 billion remained available as of December 31, 2023, and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt

The following table summarizes long-term debt, net of debt issuances costs, at the dates indicated:

	December 31
	2023	2022
	(Dollars in thousands)
Junior subordinated debentures
Capital Trust V	51,517	51,514
Central Trust I	5,258	5,258
Central Trust II	6,083	6,083
Subordinated debentures	49,980	49,885
Total long-term debt	$112,838	$112,740

The interest expense on long-term debt was $6.8 million, $4.6 million, and $4.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Junior Subordinated Debentures: The junior subordinated debentures are issued to various trust subsidiaries of the Company. These trusts were formed for the purpose of issuing trust preferred securities, which were then sold in a private placement offering. The proceeds from the sale of the securities and the issuance of common stock by these trusts were invested in these Junior Subordinated Debentures issued by the Company. These trust preferred securities bear interest at a rate of three-month Secured Overnight Financing Rate ("SOFR") plus the London Interbank Offered Rate ("LIBOR") credit spread (combined 5.65% at December 31, 2023), plus an applicable credit spread.

Information relating to these trust preferred securities at December 31, 2023 is as follows:

Trust	Principal Amount	Maturity Date	Credit Spread	All-in Rate
	(Dollars in thousands)
Capital Trust V	$50,000	3/15/2037	1.48%	7.13%
Central Trust I (1)	$5,100	9/16/2034	2.44%	8.09%
Central Trust II (1)	$5,900	3/15/2037	1.65%	7.30%
(1)These securities noted above are callable quarterly until maturity.

Subordinated Debentures: On March 14, 2019 the Company issued subordinated debentures with an aggregate principal amount of $50.0 million in a private placement transaction to institutional accredited investors, which remained outstanding at both December 31, 2023 and 2022. The subordinated debentures mature on March 15, 2029. However, with regulatory approval, the Company may redeem the subordinated debentures without penalty at any scheduled payment date on or after March 15, 2024 with 30 days' notice. The subordinated debentures carry a fixed rate of interest of 4.75% through March 15, 2024, after which interest converts to a variable rate of the then current three-month SOFR rate plus 219 basis points.

At December 31, 2023, the Company held no long-term debt scheduled to mature within the next 5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 STOCK BASED COMPENSATION

The Company's stock based plans include the 2018 Non-Employee Director Stock Plan (the "2018 Plan") and the 2023 Omnibus Incentive Plan (the "2023 Plan"), which have been approved by the Company’s Board of Directors and shareholders. Shares from the 2018 Plan may be awarded in the form of stock options or restricted stock, and shares from the 2023 Plan may be awarded in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, or other stock-based awards from its pool of authorized but unissued shares. Upon adoption of the 2023 Plan on May 18, 2023, the Second Amended and Restated 2005 Employee Stock Plan (the "2005 Plan") was terminated in its entirety and the Company will no longer grant awards under the 2005 Plan, however awards outstanding under the 2005 Plan will continue to remain outstanding in accordance with their terms.

The following table presents the amount of cumulatively granted stock option awards and restricted stock awards, net of forfeitures and expirations, granted through December 31, 2023:

	Authorized Awards	Cumulatively Granted, Net of Forfeitures and Expirations		Total	Authorized but Unissued
		Stock Option Awards	Restricted Stock Awards
2005 Plan	1,650,000	387,258	1,060,821	1,448,079	n/a
2018 Plan	300,000	—	50,767	50,767	249,233
2023 Plan	1,126,886	—	9,640	9,640	1,117,246

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized for the periods presented:

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands)
Stock based compensation expense
Restricted stock awards (1)	$5,777	$3,791	$3,580
Directors’ fee expense (2)
Restricted stock awards	600	673	729
Total stock based award expense	$6,377	$4,464	$4,309
Related tax benefits recognized in earnings	$1,793	$1,255	$1,212
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

For the years ended December 31, 2023, 2022 and 2021, there were no awards granted by the Company of nonqualified options to purchase shares of common stock.

Under all of the Company’s stock based plans, the option exercise price is based upon the average of the high and low trading value of the stock on the date of grant. Stock option awards granted to date under all plans expire at various dates through 2028.

The following table presents relevant information relating to the Company’s stock options for the periods presented:

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands, except per share data)
Fair value of stock options vested based on grant date fair value	$—	$—	$—
Intrinsic value of stock options exercised	$139	$—	$414
Cash received from stock option exercises	$257	$—	$233
Tax benefit realized on stock option exercises	$39	$—	$116

The following table presents a summary of stock option award activity for the year ended December 31, 2023:

	Outstanding
	Stock Option Awards		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
	(Dollars in thousands, except per share data)
Balance at January 1, 2023	20,000		$56.18
Granted	—		—
Exercised	(6,666)		38.63
Balance of options outstanding, vested and exercisable at December 31, 2023	13,334	(2)	$64.94	3.40 years	$62
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2023 of $66.57, which would have been received by in-the-money option holders had they all exercised their options as of that date.
(2)Represents vested stock options outstanding to Directors.

For the year ended December 31, 2023, all outstanding stock option awards are vested and there is no unrecognized compensation expense related to those options.

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

During the years ended December 31, 2023, 2022, and 2021 the Company made the following restricted stock award grants:

	Shares Granted	Plan	Fair Value	Vesting Period
Time-vested
2023
2/16/2023	77,525	2005	$80.65	Ratably over 3 years from grant date
2/16/2023	12,309	2005	$80.65	Ratably over 5 years beginning on February 6, 2023
5/15/2023	1,080	2005	$46.21	Ratably over 3 years from grant date
5/23/2023	12,410	2018	$48.35	Immediately upon grant date
5/30/2023	890	2023	$45.09	Ratably over 3 years from grant date
9/15/2023	5,270	2023	$51.44	Ratably over 5 years from grant date
9/15/2023	3,020	2023	$51.44	Ratably over 3 years from grant date
12/15/2023	460	2023	$66.24	Ratably over 3 years from grant date

2022
2/17/2022	52,100	2005	$84.70	Ratably over 5 years from grant date
5/24/2022	8,099	2018	$80.39	Immediately upon grant date
9/15/2022	646	2005	$77.44	Ratably over 5 years from grant date

2021
2/18/2021	49,550	2005	$81.84	Ratably over 5 years from grant date
5/25/2021	7,680	2018	$78.18	Immediately upon grant date
9/1/2021	640	2018	$76.78	Immediately upon grant date

Performance-based
2/16/2023	32,200	2005	$80.65	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2026.
2/17/2022	20,700	2005	$84.70	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2025.
2/18/2021	18,900	2005	$81.84	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of restricted stock awards that vested during the periods presented:

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands)
Fair value of restricted stock awards upon vesting	$5,003	$5,148	$5,754

The following table presents a summary of restricted stock award activity for the year ended December 31, 2023:

	Outstanding Restricted Stock Awards		Weighted Average Grant Price ($)

Balance at January 1, 2023	191,412		$80.15
Granted	145,164		75.70
Vested/released	(70,194)		71.94
Forfeited (1)	(49,175)		80.93
Balance at December 31, 2023	217,207	(2)	$79.65
Unrecognized compensation cost (in thousands) (2)				$10,222
Weighted average remaining recognition period (years)				2.48 years
(1)Forfeited amounts are inclusive of 3,220 performance-based shares that were not vested based on performance objective criteria results, and 17,405 performance-based shares that were cancelled based on the departure of certain executives of the Company.
(2)There are no unvested restricted stock awards outstanding to Directors and therefore no related unrecognized compensation cost for Directors.

NOTE 9 DERIVATIVES AND HEDGING ACTIVITIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect information about the Company’s derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

December 31, 2023
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	2.58	5.34%	3.67%	$1,901

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	$850,000	2.50	5.36%	2.72%	$(27,350)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	350,000	1.48	5.45%	3.09% - 2.12%	(4,714)

Total	$1,600,000				$(30,163)

December 31, 2022
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	1,050,000	2.97	4.24%	2.66%	(42,005)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	400,000	2.27	4.22%	3.09% - 2.19%	(10,239)

Total	$1,450,000				$(52,244)

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 5.2 years.

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $3.9 million (pre-tax) to be reclassified as an increase to interest income and $19.9 million (pre-tax) to be reclassified as an increase to interest expense, from OCI related to the Company’s cash flow hedges in the twelve months following December 31, 2023.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at December 31, 2023.

The Company had no fair value hedges for the years ended December 31, 2023 and 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect the Company’s customer related derivative positions at the dates indicated below for those derivatives not designated as hedging:

	Number of Positions (1)	Notional Amount Maturing
		Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2023
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	281	$80,682	$252,260	$223,928	$230,513	$997,108	$1,784,491	$(88,415)
Pay fixed, receive variable	281	80,682	252,260	223,928	230,513	997,108	1,784,491	88,280
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	22	65,586	12,957	—	—	—	78,543	2,197
Buys U.S. currency, sells foreign currency	22	65,586	12,957	—	—	—	78,543	(2,160)
Risk participation agreements
Participation out	17	—	24,193	—	13,119	114,027	151,339	200
Participation in	8	—	—	13,016	18,989	15,725	47,730	(44)

	Number of Positions (1)	Notional Amount Maturing
		Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2022
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	283	$80,531	$96,613	$256,924	$193,096	$1,016,312	$1,643,476	$(118,930)
Pay fixed, receive variable	283	80,531	96,613	256,924	193,096	1,016,312	1,643,476	118,928
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	49	124,982	13,363	—	—	—	138,345	306
Buys U.S. currency, sells foreign currency	49	124,982	13,363	—	—	—	138,345	(232)
Risk participation agreements
Participation out	13	2,595	—	24,538	—	95,514	122,647	161
Participation in	6	27,365	—	—	—	25,849	53,214	(15)
(1)     The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives

The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The fair value of loans held for sale increased by $97,000 for the year ended December 31, 2023 and decreased by $452,000 and $1.7 million for the years ended December 31, 2022 and 2021, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.

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

The aggregate amount of net realized gains on sales of mortgage loans included within mortgage banking income was $1.0 million, $562,000 and $19.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$1,927	(3)	$—	(3)	$32,090	(4)	$52,244	(4)
Derivatives not designated as hedges
Customer Related Positions:
Loan level derivatives	99,416	(3)	123,372	(3)	99,551	(4)	123,374	(4)
Foreign exchange contracts	2,220		4,352		2,183		4,278
Risk participation agreements	200		161		44		15
Mortgage Derivatives
Interest rate lock commitments	168		43		—		—
Forward sale loan commitments	17		30		—		—
Total derivatives not designated as hedges	102,021		127,958		101,778		127,667
Total	103,948		127,958		133,868		179,911

Netting Adjustments (5)	(48,253)		(57,784)		25,360		33,245
Net Derivatives on the Balance Sheet	55,695		70,174		108,508		146,666

Financial instruments (6)	12,018		20,019		12,018		20,019
Cash collateral pledged (received)	(17,076)		(17,720)		—		—
Net Derivative Amounts	$26,601		$32,435		$96,490		$126,647

(1)All asset derivatives are located in other assets on the balance sheet.
(2)All liability derivatives are located in other liabilities on the balance sheet.
(3)As of December 31, 2023, approximately $316,000 and $3.0 million of accrued interest receivable is included in the fair value of interest rate and loan level derivative assets, respectively. Accrued interest receivable of approximately $2.2 million is included in the fair value of loan level derivative assets at December 31, 2022.
(4)Approximately $1.9 million and $3.0 million of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities, respectively, at December 31, 2023, in comparison to accrued interest payable of approximately $1.3 million and $2.2 million, respectively, at December 31, 2022.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivatives (effective portion), net of tax	$16,055	$(50,767)	$(19,139)
(Loss) gain reclassified from OCI into interest income or interest expense (effective portion)	$(27,414)	$5,054	$18,691
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$517	$260	$217
Other expenses	(679)	(268)	(405)
Changes in fair value of mortgage derivatives
Mortgage banking income	112	(679)	(4,725)
Total	$(50)	$(687)	$(4,913)

The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. All derivative instruments with credit-risk related contingent features were in a net asset position at December 31, 2023 and December 31, 2022.

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company's exposure relating to institutional counterparties was $95.8 million and $121.2 million at December 31, 2023 and 2022, respectively. The Company’s exposure relating to customer counterparties was approximately $5.6 million and $2.2 million at December 31, 2023 and 2022, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 INCOME TAXES

The provision for income taxes is comprised of the following components:

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands)
Current expense
Federal	$51,771	$60,216	$21,539
State	21,123	24,979	11,054
Total current expense	72,894	85,195	32,593
Deferred expense (benefit)
Federal	1,336	(970)	3,032
State	1,402	(284)	58
Total deferred expense (benefit)	2,738	(1,254)	3,090
Total expense	$75,632	$83,941	$35,683

The difference between the statutory federal income tax rate and the effective income tax rate reported for the last three years is detailed below:

	Years Ended December 31
	2023		2022		2021
	(Dollars in thousands)
Computed statutory federal income tax provision	$66,178	21.00%	$73,028	21.00%	$32,902	21.00%
State taxes, net of federal tax benefit	17,992	5.71%	19,728	5.67%	8,754	5.59%
Low Income Housing Project Investments	(3,740)	(1.19)%	(3,364)	(0.97)%	(2,308)	(1.47)%
Nontaxable interest, net	(3,508)	(1.11)%	(3,191)	(0.92)%	(1,022)	(0.65)%
Increase in cash surrender value of life insurance	(2,133)	(0.68)%	(1,885)	(0.54)%	(1,405)	(0.90)%
Increase (decrease) in uncertain positions	(655)	(0.21)%	(1,035)	(0.30)%	50	0.03%
Revaluation of net deferred tax assets	255	0.08%	—	—%	—	—%
Stock-based compensation	(127)	(0.04)%	(202)	(0.06)%	(372)	(0.24)%
Change in valuation allowance	109	0.03%	52	0.01%	26	0.02%
Other tax credits	(76)	(0.02)%	—	—%	—	—%
Merger and other related costs (non-deductible)	—	—%	—	—%	630	0.40%
Other, net	1,337	0.43%	810	0.25%	(1,572)	(1.00)%
Total expense	$75,632	24.00%	$83,941	24.14%	$35,683	22.78%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax-effected components of the net deferred tax asset at December 31 of the years presented were as follows:

	2023	2022
	(Dollars in thousands)
Deferred tax assets
Accrued expenses not deducted for tax purposes	$14,646	$16,162
Allowance for credit losses	38,774	42,748
Derivatives fair value adjustment	7,825	14,328
Employee and director equity compensation	1,660	1,388
Foreign Tax Credit Carryforward	89	89
Loan basis difference fair value adjustment	1,811	2,273
Net operating loss carry-forward	633	606
Net unrealized loss on securities available for sale	29,536	38,968
Operating lease liability	15,387	17,069
Other	587	791
Gross deferred tax assets	$110,948	$134,422
Valuation allowance	(467)	(358)
Total deferred tax assets net of valuation allowance	$110,481	$134,064
Deferred tax liabilities
Core deposit and other intangibles	$2,865	$4,137
Deferred loan fees, net	8,160	8,281
Derivatives fair value adjustment	—	—
Fixed assets	16,606	18,132
Goodwill	11,291	11,432
Prepaid pension	3,482	3,469
Right of use asset	14,781	16,565
Other	1,884	2,112
Gross deferred tax liabilities	$59,069	$64,128
Total net deferred tax asset	$51,412	$69,936

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertainty in Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states.  The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2020 through 2022 tax years including any related income tax filings from its recent acquisitions.  The Company believes that its income tax returns have been filed based upon applicable statutes, regulations and case law in effect at the time of filing, however, the Internal Revenue Service ("IRS") and /or state jurisdictions could disagree with the Company's interpretation upon examination. The Company accounts for uncertainties in income taxes by providing a tax reserve for certain positions. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Dollars in thousands)
Balance at December 31, 2020	$474
Reduction of tax positions for prior years	$(29)
Increase for current year tax positions	$2,433
Balance at December 31, 2021	$2,878
Reduction of tax positions for prior years	(1,047)
Increase for prior year tax position	128
Increase for current year tax positions	761
Balance at December 31, 2022	2,720
Reduction of tax positions for prior years	(959)
Balance at December 31, 2023	$1,761

Increases to the Company's unrealized tax positions occur as a result of accruing for any unrecognized tax benefit, as well as the accrual of interest and penalties related to prior year positions. Decreases in the Company's unrealized tax positions occur as a result of the statute of limitation lapsing on prior year positions and/or settlements relating to outstanding positions. Additionally, the balances noted in the table above do not include the indirect federal benefit of state tax positions of approximately $343,000, $544,000, and $604,000 at December 31, 2023, 2022, and 2021, respectively.

The following table summarizes the changes in accrued interest and penalties related to uncertain tax positions for the periods presented:

	As of December 31
	2023	2022	2021
	(Dollars in thousands)
Beginning Balance	$585	$920	$95
Expense (benefit) recognized in provision for income taxes	104	(335)	69
Acquired obligation for interest and penalties (1)	—	—	756
Ending Balance	$689	$585	$920

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 LOW INCOME HOUSING PROJECT INVESTMENTS

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

The following table presents certain information related to the Company's investments in low income housing projects as of December 31 of the years presented:

	2023	2022	2021
	(Dollars in thousands)
Original investment value	$229,015	$197,124	$179,481
Current recorded investment	156,984	139,454	135,497
Unfunded liability obligation	58,731	57,913	73,336
Tax credits and benefits earned during the year	18,101	17,011	14,198
Amortization of investments during the year	14,360	13,647	11,892
Net income tax benefit recognized during the year	3,740	3,364	2,306

NOTE 12 EMPLOYEE BENEFIT PLANS

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

The Company’s participation in the Pension Plan and the Peoples Plan (the "Pension Plans") for the annual period ended December 31, 2023, is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employer Identification Number ("EIN") and the three-digit plan number. The funding status of the Pension Plans is determined on the basis of the financial statements provided by the Fund using total plan assets and accumulated benefit obligation. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. The "Expiration Date of Collective-Bargaining Agreement" column lists the expiration dates of any collective-bargaining agreement(s) to which the Pension Plans are subject. Financial information for the Fund is made available through the public Form 5500 which is available by April 15th of the year following the plan year end.

		Funding Status of Pension Plan		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	Minimum Contributions Required for Future Periods
	EIN/Pension Plan Number	2023	2022
Pentegra defined benefit plan for financial institutions	13-5645888/333	At least 80 percent	At least 80 percent	No	No	N/A	$—

Contributions to the Fund are based on each individual employer’s experience. The Company bears the market risk relating to the Pension Plan and will continue to fund the Pension Plan as required. The Pension Plan year is July 1 through June 30. The Company’s total contributions to the Pension Plan did not represent more than 5% of the total contributions to the Pension Plan as indicated in the Pension Plan’s most recently available annual report dated June 30, 2023. The comparability

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of employer contributions is impacted by asset performance, discount rates and the reduction in the number of covered employees year over year.

The Company’s contributions to the Pension Plans were as follows for the periods indicated:

		Required Contributions - Plan Year Allocation
	Contribution	2023-2024	2022-2023	2021-2022
	(Dollars in thousands)
2023	$476	$476	$—	$—
2022	$499	$—	$499	$—
2021	$626	$—	$—	$626

In conjunction with the acquisition of Blue Hills Bancorp, Inc., parent of Blue Hills Bank (collectively, "BHB") in 2019, the Company acquired the Savings Banks Employees Retirement Association Pension Plan as adopted by BHB (the "BHB Plan").  The BHB Plan is administered by Savings Banks Employees Retirement Association ("SBERA") and was frozen on October 31, 2014.  Accumulated benefits for participants earned through the end of October 2014 remain secured by the BHB Plan assets as of December 31, 2023 and 2022. Information pertaining to the BHB Plan is as follows:

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$9,889	$14,099	$12,225
Actual return on plan assets	509	(2,126)	1,480
Employer contribution	—	—	950
Benefits paid	(766)	(2,084)	(556)
Fair value of plan assets at end of year	$9,632	$9,889	$14,099
Change in benefit obligation:
Benefit obligation at beginning of year	8,716	13,939	15,052
Interest cost	420	366	344
Actuarial loss (gain)	15	(3,505)	(901)
Benefits paid	(766)	(2,084)	(556)
Benefit obligation at end of year	$8,385	$8,716	$13,939
Funded status at end of year	$1,247	$1,173	$160

At December 31, 2023 and 2022, the discount rate used to determine the benefit obligation was 4.77% and 4.97%, respectively.

The components of net period pension expense (benefit) are as follows:

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands)
Interest cost	$420	$366	$344
Expected return on plan assets	(144)	(966)	(891)
Amortization of net actuarial (gain) loss	(17)	28	208
Settlement gain	(25)	(31)	—
Net period pension expense (benefit)	$234	$(603)	$(339)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key assumptions used to determine net periodic pension expense (benefit) are as follows:

	Years Ended December 31
	2023	2022	2021
Discount rate	4.97%	2.68%	2.35%
Expected long-term rate of return on plan assets	1.50%	7.00%	7.00%

Assumptions with respect to the expected long-term rate of return are based on prevailing yields on high-quality, fixed-income investments increased by a premium for equity return expectations. During the year ended December 31, 2022, the Company's Board of Directors voted to terminate the BHB Plan. As a result, the assets of the BHB plan were transferred to a money market account until the termination is approved by all regulatory bodies, which resulted in a lower long term rate of return on plan assets.

Presented in the table below are the estimated future benefit payments for the BHB Plan. These payments were calculated prior to the approval of the BHB Plan's termination.

Amount
(Dollars in thousands)
2024	$509
2025	$461
2026	$462
2027	$490
2028	$483
2029-2033	$2,600

The Company’s total defined benefit plan expense was $487,000, $562,000, and $1.2 million, for the years ending December 31, 2023, 2022, and 2021, respectively.

Supplemental Executive Retirement Plans

The Bank maintains frozen defined benefit supplemental executive retirement plans ("SERP") for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. The Bank also maintains defined benefit SERPs acquired from previous acquisitions. The Bank has established and funded rabbi trusts to accumulate funds in order to satisfy the contractual liability of these supplemental retirement plan benefits. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets included in the Company's available for sale securities portfolio totaled $20.0 million and $18.6 million at December 31, 2023 and 2022, respectively.

The following table shows the defined benefit supplemental retirement expense, and the contributions paid to the plans which were used only to pay the current year benefits for the years indicated:

	2023	2022	2021
	(Dollars in thousands)
Retirement expense	$703	$1,681	$2,275
Benefits paid	$450	$475	$475

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected future benefit payments for the defined benefit supplemental executive retirement plans are presented below:

Defined Benefit Supplemental Executive Retirement Plans Expected Benefit Payments
(Dollars in thousands)
2024	$1,277
2025	$1,094
2026	$1,091
2027	$1,060
2028	$1,047
2029-2033	$5,685

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the defined benefit supplemental executive retirement plans' benefits is December 31 for each of the years reported. The following table illustrates the status of the defined benefit supplemental executive retirement plans at December 31 for the years presented:

	Defined Benefit Supplemental Executive Retirement Benefits
	2023	2022	2021
	(Dollars in thousands)
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$15,711	$19,498	$20,752
Service cost	380	561	574
Interest cost	761	492	424
Actuarial gain	(8)	(4,365)	(1,777)
Benefits paid	(450)	(475)	(475)
Benefit obligation at end of year	$16,394	$15,711	$19,498
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	450	475	475
Benefits paid	(450)	(475)	(475)
Fair value of plan assets at end of year	$—	$—	$—
Funded status at end of year	$(16,394)	$(15,711)	$(19,498)
Assets	—	—	—
Liabilities	(16,394)	(15,711)	(19,498)
Funded status at end of year	$(16,394)	$(15,711)	$(19,498)
Amounts recognized in accumulated other comprehensive income ("AOCI")
Net (gain) loss	$(1,518)	$(1,970)	$3,002
Prior service cost	—	22	43
Amounts recognized in AOCI	$(1,518)	$(1,948)	$3,045
Information for plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$16,394	$15,711	$19,498
Accumulated benefit obligation	$16,394	$15,711	$19,498
Net periodic benefit cost
Service cost	$380	$561	$574
Interest cost	761	492	424
Amortization of prior service cost	22	22	174
Recognized net actuarial (gain) loss	(460)	606	1,103
Net periodic benefit cost	$703	$1,681	$2,275
Discount rate used for benefit obligation	4.62% - 4.75%	4.67% - 4.93%	1.28% - 2.57%
Discount rate used for net periodic benefit cost	4.67% - 4.93%	1.28% - 2.57%	0.43% - 2.18%
Rate of compensation increase	n/a	n/a	n/a

Other Employee Benefits

The Bank may choose to create an incentive compensation plan for senior management and other officers to participate in at varying levels. In addition, the Bank may also pay a discretionary bonus to senior management, officers, and/or non-officers of the Bank. The expense for these incentive plans amounted to $18.6 million, $24.3 million and $21.2 million in 2023, 2022 and 2021, respectively.

The Bank has an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 25% of each employee’s contributions up to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the first 6% of the employee’s eligible earnings. The 401(k) Plan incorporates an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. The Company also provides three defined contributions under this Plan, providing the employees are deemed eligible. To be eligible for these contributions, an employee must complete one year and 1,000 hours of service. The defined contributions are made up of a safe harbor contribution, in which eligible employees receive a 3% cash contribution of eligible earnings to the social security limit, a discretionary contribution in which eligible employees receive a 2% cash contribution of eligible earnings up to the social security limit and a 5% cash contribution of eligible earnings over the social security limit up to the maximum amount permitted by law. Benefits contributed to employees under this defined contribution plan vest immediately. The defined contribution plan expense was $9.3 million, $8.7 million and $7.8 million for the years ended December 2023, 2022 and 2021, respectively.

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

The Company has a non-qualified 401(k) Restoration Plan ("Restoration Plan") for certain executive officers. The Restoration Plan is intended to contribute to each participant the amount of matching and discretionary contributions which would have been made to the existing Rockland Trust 401(k) plan on the participant's behalf, but were prohibited due to Internal Revenue Code limitations. Deferrals are invested at the election of the participant into one of the actively managed funds made available to the participant through the Company's Investment Management Group or in the Company's stock. These funds are held in a rabbi trust until the elected date of distribution. The Company recognized expense of $524,000, $505,000 and $303,000 related to this plan for services performed for the years ended December 31, 2023, 2022 and 2021, respectively.

Also as part of the Peoples acquisition in 2015, the Company assumed various Salary Continuation Agreements with certain current and former senior executives. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. Expense related to the Salary Continuation Agreements was $217,000, $213,000 and $210,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Director Benefits

The Company maintains two deferred compensation plans for the Company’s Board of Directors which permit non-employee directors to defer cash fees, one of which was in effect through December 31, 2018 and a new plan which was adopted effective January 1, 2019. Under the plan in effect through December 31, 2018, deferred compensation was invested in Company stock and held by the Company's Investment Management Group. Under the plan that took effect January 1, 2019, participating directors may defer all or a portion of their cash compensation into a choice of diversified investment portfolios comprised of stocks, bonds and cash. There was no compensation deferred during 2023 and compensation of $113,000 and $84,000 was deferred during 2022 and 2021, respectively.

NOTE 13 FAIR VALUE MEASUREMENTS

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

Valuation Techniques

There were no changes in the valuation techniques used during the year ended December 31, 2023.

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

Derivative Instruments

Derivatives

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2023 and 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.

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
	December 31, 2023
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$4,987	$4,987	$—	$—
Equity securities	22,510	22,510	—	—
Securities available for sale
U.S. government agency securities	207,138	—	207,138	—
U.S. treasury securities	769,102	—	769,102	—
Agency mortgage-backed securities	277,047	—	277,047	—
Agency collateralized mortgage obligations	33,189	—	33,189	—
State, county, and municipal securities	190	—	190	—
Pooled trust preferred securities issued by banks and insurers	1,018	—	1,018	—
Small business administration pooled securities	46,572	—	46,572	—
Loans held for sale	6,368	—	6,368	—
Derivative instruments	103,948	—	103,948	—
Liabilities
Derivative instruments	133,868	—	133,868	—
Total recurring fair value measurements, net	$1,338,201	$27,497	$1,310,704	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$28,881	$—	$—	$28,881
Total nonrecurring fair value measurements	$28,881	$—	$—	$28,881

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
	December 31, 2023
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. government agency securities	$29,521	$28,408	$—	$28,408	$—
U.S. treasury securities	100,712	91,535	—	91,535	—
Agency mortgage-backed securities	829,431	763,728	—	763,728	—
Agency collateralized mortgage obligations	477,517	407,911	—	407,911	—
Single issuer trust preferred securities issued by banks	1,500	1,373	—	1,373	—
Small business administration pooled securities	130,426	124,653	—	124,653	—
Loans, net of allowance for credit losses (b)	14,106,967	13,079,368	—	—	13,079,368
Federal Home Loan Bank stock (c)	43,557	43,557	—	43,557	—
Cash surrender value of life insurance policies (d)	297,387	297,387	—	297,387	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$12,684,068	$12,684,068	$—	$12,684,068	$—
Time certificates of deposits (f)	2,181,479	2,166,573	—	2,166,573	—
Federal Home Loan Bank borrowings (f)	1,105,541	1,103,845	—	1,103,845	—
Junior subordinated debentures (g)	62,858	58,911	—	58,911	—
Subordinated debentures (f)	49,980	49,613	—	—	49,613

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2022
Financial assets	(Dollars in thousands)
Securities held to maturity (a)
U.S. government agency securities	$31,258	$29,036	$—	$29,036	$—
U.S. treasury securities	100,634	88,879	$—	88,879	—
Agency mortgage-backed securities	898,927	815,952	—	815,952	—
Agency collateralized mortgage obligations	535,971	458,417	—	458,417	—
Single issuer trust preferred securities issued by banks	1,500	1,508	—	1,508	—
Small business administration pooled securities	136,830	130,918	—	130,918	—
Loans, net of allowance for loan losses (b)	13,760,164	13,260,873	—	—	13,260,873
Federal Home Loan Bank stock (c)	5,218	5,218	—	5,218	—
Cash surrender value of life insurance policies (d)	293,323	293,323	—	293,323	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$14,683,266	$14,683,266	$—	$14,683,266	$—
Time certificates of deposits (f)	1,195,741	1,164,892	—	1,164,892	—
Federal Home Loan Bank borrowings (f)	637	563	—	563	—
Junior subordinated debentures (g)	62,855	60,002	—	60,002	—
Subordinated debentures (f)	49,885	45,891	—	—	45,891
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

NOTE 14 REVENUE RECOGNITION

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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated for the periods indicated:

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$23,486	$23,370	$16,745
Interchange fees	11,865	10,881	8,862
ATM fees	4,243	3,866	2,989
Investment management - wealth management and advisory services	34,588	32,774	31,617
Investment management - retail investments and insurance revenue	5,603	4,058	3,691
Payment processing income	1,675	1,534	1,362
Credit card income	2,119	1,833	1,231
Other noninterest income	5,684	6,099	5,312
Total noninterest income in-scope of ASC 606	89,263	84,415	71,809
Total noninterest income out-of-scope of ASC 606	35,346	30,252	34,041
Total noninterest income	$124,609	$114,667	$105,850

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

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Receivables, included in other assets	$5,509	$5,261

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

Payment Processing Income

The Company refers customers to third party payment processing partners in exchange for commission and fee income. The income earned is comprised of multiple components, including a fixed referral fee per each referred customer, a rebate amount determined primarily as a percentage of net revenue earned by the third party from services provided to each referred customer, and overall production bonus commissions if certain new account production thresholds are met. Payment processing income is recognized in conjunction with either completing the referral to earn the fixed fee amount or as the merchant activity is processed to derive the Company's rebate and/or production bonus amounts.

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

1031 Exchange Fee Revenue

    The Company provides like-kind exchange services pursuant to Section 1031 of the Internal Revenue Code. Fee income is recognized in conjunction with completing the exchange transactions. The like-kind exchange services provided in connection with this revenue stream ceased during 2023.

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

NOTE 15 OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Year Ended December 31, 2023
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$42,019	$(9,593)	$32,426
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	42,019	(9,593)	32,426

Change in fair value of cash flow hedges	(5,078)	1,428	(3,650)
Less: net cash flow hedge losses reclassified into interest income or interest expense	(27,414)	7,709	(19,705)
Net change in fair value of cash flow hedges	22,336	(6,281)	16,055

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	210	(59)	151
Amortization of net actuarial gains	(536)	151	(385)
Amortization of net prior service costs	39	(11)	28
Amortization of net settlement credits	(25)	7	(18)
Net change in other comprehensive income for defined benefit postretirement plans (1)	(312)	88	(224)
Total other comprehensive income	$64,043	$(15,786)	$48,257

	Year Ended December 31, 2022
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(155,037)	$36,047	$(118,990)
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	(155,037)	36,047	(118,990)

Change in fair value of cash flow hedges	(65,586)	18,452	(47,134)
Less: net cash flow hedge gains reclassified into interest income or interest expense	5,054	(1,421)	3,633
Net change in fair value of cash flow hedges	(70,640)	19,873	(50,767)

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	5,603	(1,575)	4,028
Amortization of net actuarial losses	635	(179)	456
Amortization of net prior service costs	39	(11)	28
Amortization of net settlement credits	(31)	9	(22)
Net change in other comprehensive income for defined benefit postretirement plans (1)	6,246	(1,756)	4,490
Total other comprehensive loss	$(219,431)	$54,164	$(165,267)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2021
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(29,995)	$7,073	$(22,922)
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	(29,995)	7,073	(22,922)

Change in fair value of cash flow hedges	(7,938)	2,234	(5,704)
Less: net cash flow hedge gains reclassified into interest income or interest expense	18,691	(5,256)	13,435
Net change in fair value of cash flow hedges	(26,629)	7,490	(19,139)

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	3,414	(960)	2,454
Amortization of net actuarial losses	1,331	(374)	957
Amortization of net prior service costs	192	(54)	138
Net change in other comprehensive income for defined benefit postretirement plans (1)	4,937	(1,388)	3,549
Total other comprehensive loss	$(51,687)	$13,175	$(38,512)
(1)The amortization of prior service costs is included in the computation of net periodic pension costs as disclosed in Note 12 - Employee Benefit Plans within the Notes to the Consolidated Financial Statements in Item 8.

Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in Thousands)
Beginning balance: January 1, 2021	$13,255	$33,276	$(5,836)	$40,695
Other comprehensive income (loss)	(22,922)	(19,139)	3,549	(38,512)
Ending balance: December 31, 2021	$(9,667)	$14,137	$(2,287)	$2,183
Other comprehensive income (loss)	(118,990)	(50,767)	4,490	(165,267)
Ending balance: December 31, 2022	$(128,657)	$(36,630)	$2,203	$(163,084)
Other comprehensive income (loss)	32,426	16,055	(224)	48,257
Ending balance: December 31, 2023	$(96,231)	$(20,575)	$1,979	$(114,827)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 LEASES

As of December 31, 2023, the Company had entered into 119 noncancellable operating lease agreements for office space, parking, space for ATM locations and certain branch locations, several of which contain renewal options to extend lease terms for a period of 1 to 20 years. The Company has no material financing leases outstanding and no leases with residual value guarantees.

As of December 31, 2023, the Company did not have any material sub-lease agreements.

The Company's right-of-use asset related to operating leases totaled $54.1 million and $58.9 million at December 31, 2023 and 2022, respectively, and is recognized in the Company's Consolidated Balance Sheet within other assets.

When a decision is made to exit a leased location, the Company may incur certain termination costs and/or lease impairment charges, if applicable. Accordingly, the Company recognized $589,000, $4.4 million, and $2.3 million of such exit costs during the years ended December 31, 2023, 2022, and 2021, respectively, with the 2022 and 2021 costs recorded through merger and acquisition expense within the consolidated income statements in relation to the Meridian acquisition.

The following table provides information related to the Company's lease costs for the periods indicated:

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands)
Operating lease costs (1)	$14,472	$17,322	$14,550
Short-term lease costs	28	72	23
Variable lease costs	—	—	—
Total lease costs	$14,500	$17,394	$14,573

Weighted-average remaining lease term - operating leases	5.61 years	5.46 years	5.72 years
Weighted-average discount rate - operating leases	2.98%	2.43%	1.97%
(1)     Operating lease costs for the periods presented are inclusive of lease exit costs noted above.

The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding at December 31, 2023 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in the Company's Consolidated Balance Sheet in other liabilities:

(Dollars in thousands)
2024	$13,961
2025	13,050
2026	10,910
2027	8,243
2028	5,243
Thereafter	10,395
Total minimum lease payments	61,802
Less: amount representing interest	5,525
Present value of future minimum lease payments	$56,277

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 COMMITMENTS AND CONTINGENCIES

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

The following table summarizes the above financial instruments at the dates indicated:

	As of December 31
	2023	2022
	(Dollars in thousands)
Commitments to extend credit	$4,632,105	$4,566,041
Loan exposures sold with recourse	$153,850	$167,274
Standby letters of credit	$21,427	$24,941
Deferred standby letter of credit fees	$155	$168

Other Contingencies

At December 31, 2023, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

NOTE 18 REGULATORY MATTERS

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

At December 31, 2023 the most recent notification from the Federal Deposit Insurance Corporation indicated that the Bank's capital levels met or exceeded the minimum levels to be considered "well capitalized" for bank regulatory purposes. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2023 and 2022, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2023 and 2022 are also presented in the table that follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	December 31, 2023
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$2,268,863	15.91%	$1,140,554	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$2,022,873	14.19%	$641,562	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$2,022,873	14.19%	$855,416	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets) leverage	$2,022,873	10.96%	$737,984	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$2,183,436	15.32%	$1,140,550	≥	8.0%	$1,425,687	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$2,048,426	14.37%	$641,559	≥	4.5%	$926,696	≥	6.5%
Tier 1 capital (to risk weighted assets)	$2,048,426	14.37%	$855,412	≥	6.0%	$1,140,550	≥	8.0%
Tier 1 capital (to average assets) leverage	$2,048,426	11.10%	$738,055	≥	4.0%	$922,568	≥	5.0%
	December 31, 2022
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$2,311,824	16.11%	$1,148,328	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$2,057,099	14.33%	$645,935	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$2,057,099	14.33%	$861,246	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	$2,057,099	10.99%	$748,775	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$2,162,752	15.07%	$1,148,329	≥	8.0%	$1,435,411	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$2,018,912	14.07%	$645,935	≥	4.5%	$933,017	≥	6.5%
Tier 1 capital (to risk weighted assets)	$2,018,912	14.07%	$861,247	≥	6.0%	$1,148,329	≥	8.0%
Tier 1 capital (to average assets)	$2,018,912	10.78%	$748,828	≥	4.0%	$936,036	≥	5.0%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. The Company's capital levels exceeded the minimum requirement plus the buffer of 2.5% as of December 31, 2023 and 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend Restrictions

The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company for the years ended December 31, 2023 and 2022 totaled $228.9 million and $209.2 million, respectively.

Trust Preferred Securities

In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements of the Company. At both December 31, 2023 and 2022, there were $61.0 million in trust preferred securities that have been included within total capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.

For regulatory purposes, bank holding companies are allowed to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions in the Dodd-Frank Act generally exclude trust preferred securities from Tier 1 capital, however, holding companies with consolidated assets of less than $15 billion at December 31, 2009, are able to permanently include these instruments in Tier 1 capital, unless the Company crosses the consolidated assets threshold as a result of merger and acquisition activity. Accordingly, as the Company’s 2021 acquisition of Meridian resulted in the crossing of $15 billion in its consolidated assets, its trust preferred securities were phased out of Tier 1 capital and included within Tier 2 capital as of December 31, 2021, in accordance with applicable regulatory guidance. All obligations under these trust preferred securities are unconditionally guaranteed by the Company.

NOTE 19 PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial information relative to the balance sheets of Independent Bank Corp., as the parent company, at December 31, 2023 and 2022 and the related statements of income and cash flows for the years ended December 31, 2023, 2022, and 2021 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BALANCE SHEETS

	December 31
	2023	2022
	(Dollars in thousands)
Assets
Cash (1)	$108,788	$169,977
Investments in subsidiaries (2)	2,922,698	2,850,407
Prepaid income taxes	2,488	2,299
Deferred tax asset	429	453
Other assets (2)	—	2,297
Total assets	$3,034,403	$3,025,433
Liabilities and stockholders’ equity
Dividends payable	$23,580	$25,103
Junior subordinated debentures (less unamortized debt issuance costs of $30 and $33)	62,858	62,855
Subordinated debentures (less unamortized debt issuance costs of $20 and $115)	49,980	49,885
Other liabilities	2,734	889
Total liabilities	139,152	138,732
Stockholders’ equity	2,895,251	2,886,701
Total liabilities and stockholders’ equity	$3,034,403	$3,025,433
(1)Entire balance eliminates in consolidation.
(2)Majority of balance eliminates in consolidation.
STATEMENTS OF INCOME

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands)
Income
Dividends received from subsidiaries (1)	$229,046	$209,257	$77,673
Total income	229,046	209,257	77,673
Expenses
Interest expense	6,829	4,626	4,493
Other expenses	3,156	1,680	—
Total expenses	9,985	6,306	4,493
Income before income taxes and equity in undistributed income of subsidiaries	219,061	202,951	73,180
Income tax benefit	(2,785)	(1,731)	(1,241)
Income of parent company	221,846	204,682	74,421
Equity in undistributed income of subsidiaries	17,656	59,131	46,571
Net income	$239,502	$263,813	$120,992
(1)Majority of balance eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2023	2022	2021
	(Dollars in thousands)
Cash flows from operating activities
Net income	$239,502	$263,813	$120,992
Adjustments to reconcile net income to cash provided by operating activities
Amortization	98	96	137
Deferred income tax expense	24	28	12
Change in prepaid income taxes and other assets	2,107	(623)	(229)
Change in other liabilities	52	143	(1,873)
Equity in undistributed income of subsidiaries	(17,656)	(59,131)	(46,571)
Net cash provided by operating activities	224,127	204,326	72,468
Cash flows provided by investing activities
Net cash acquired in business combinations	—	—	119,816
Net cash provided by in investing activities	—	—	119,816
Cash flows used in financing activities
Repayments of long-term debt, net of issuance costs	—	(14,063)	(18,750)
Restricted stock awards issued, net of awards surrendered	(1,142)	(1,084)	(1,249)
Net proceeds from exercise of stock options	80	—	(57)
Proceeds from shares issued under direct stock purchase plan	2,662	2,359	2,023
Payments for shares repurchased under share repurchase programs	(188,910)	(139,946)	—
Common dividends paid	(98,006)	(93,734)	(62,736)
Net cash used in financing activities	(285,316)	(246,468)	(80,769)
Net (decrease) increase in cash and cash equivalents	(61,189)	(42,142)	111,515
Cash and cash equivalents at the beginning of the year	169,977	212,119	100,604
Cash and cash equivalents at the end of the year	$108,788	$169,977	$212,119

NOTE 20 TRANSACTIONS WITH RELATED PARTIES

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

Lending Activities

The following information represents annual activity of loans to related parties for the periods indicated:

	2023	2022	2021
	(Dollars in thousands)
Principal balance of loans outstanding at beginning of year	$26,721	$45,033	$26,343
Loan advances (1)	911	40,427	57,983
Loan payments/payoffs	(1,336)	(43,147)	(39,293)
Reduction for retired directors and/or changes in director status	(14,369)	(15,592)	—
Principal balance of loans outstanding at end of year	$11,927	$26,721	$45,033
(1)The 2021 amount includes $10.6 million of loans associated with a new director, which represent the outstanding loans balances at the effective date of appointment.

At December 31, 2023 and 2022, there were no loans to related parties which were past due, on nonaccrual status or that had been restructured due to financial difficulty.

Deposits

At December 31, 2023 and 2022, the amount of deposit balances of related parties totaled $3.9 million and $18.5 million, respectively.

Lease Commitments

At December 31, 2023 and 2022, there were no material leases with related parties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.

The Company's independent registered public accounting firm, Ernst & Young LLP (PCAOB Auditor Firm ID: 42), has issued a report on the Company’s internal control over financial reporting, which appears below:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Independent Bank Corp.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Independent Bank Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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
February 28, 2024

ITEM 9B.    OTHER INFORMATION

None

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference from the Company’s definitive proxy statement relating to its May 16, 2024 Annual Meeting of Shareholders (the "2024 Proxy Statement"), which will be filed with the SEC within 120 days following the fiscal year ended December 31, 2023 under the headings of "Board of Director Information - Current Board Members," "Board of Director Information - Corporate Governance Information," "Board of Director Information - Shareholder Director Nominations and Recommendations," "Board of Director Information - Report of the Audit Committee," "Executive Officer Information - Executive Officers," and "Stock Ownership and Other Matters - Delinquent Section 16(a) Reports."

ITEM 11.    EXECUTIVE COMPENSATION

The information required herein is incorporated by reference from the 2024 Proxy Statement under the headings of "Executive Officer Information" and "Board of Director Information - Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2023 about the securities authorized for issuance under the Company’s equity compensation plans, consisting of the 2018 Non-Employee Director Stock Plan (the "2018 Plan") and the 2023 Omnibus Incentive Plan (the "2023 Plan"). The Company’s shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. Upon adoption of the 2023 Plan on May 18, 2023, the Second Amended and Restated 2005 Employee Stock Plan (the "2005 Plan") was terminated in its entirety and the Company will no longer grant awards under the 2005 Plan, however awards outstanding under the 2005 Plan will continue to remain outstanding in accordance with their terms. The Company has no other equity compensation plans that have not been approved by shareholders.
Equity Compensation Plans

Equity Compensation Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plans approved by security holders	13,334	$64.94	1,366,479	(1)
Plans not approved by security holders	—	—	—
TOTAL	13,334	$64.94	1,366,479
(1)There are 249,233 shares available for future issuance under the 2018 Plan and 1,117,246 shares available for future issuance under the 2023 Plan. Shares under the 2018 Plan may be issued as stock options or restricted stock awards, and shares under the 2023 Plan be awarded in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, or other stock-based awards.

The information required herein under Item 403 of Regulation S-K regarding the security ownership of management and certain beneficial owners is incorporated by reference from the 2023 Proxy Statement under the heading "Stock Ownership and Other Matters."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required herein is incorporated by reference from the 2024 Proxy Statement under the headings of "Board of Director Information - Related Party Transactions" and "Board of Director Information - Director Independence."
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required herein is incorporated by reference from the 2024 Proxy Statement under the heading "Proposals to be Voted upon at the Annual Meeting - Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 2)."
PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed as Part of this Report
(1) The following financial statements are incorporated herein by reference from Item 8 hereto:
Management’s Report on Internal Control over Financial Reporting.
Reports of Independent Registered Public Accounting Firm.
Consolidated balance sheets as of December 31, 2023 and 2022.
Consolidated statements of income and comprehensive income for each of the years in the three-year period ended December 31, 2023.
Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2023.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2023.
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

4.9	Form of Fixed-to-Floating Rate Subordinated Notes Due 2029, incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on March 18, 2019.
4.10	Independent Bank Corp. 2014 Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Form S-3 filed on October 26, 2023.#
4.11	Description of Securities, incorporated herein by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 2019, filed on February 27, 2020.*
10.1
Independent Bank Corp. and Rockland Trust Company Deferred Compensation Program for Directors (restated as amended as of December 1, 2000), incorporated herein by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2000, filed on March 29, 2001. #

10.2
Independent Bank Corp. and Rockland Trust Company 2019 Nonqualified Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 2019, filed on February28, 2019. #

10.3
Form of Indemnification Agreement between Independent Bank Corp. and certain Directors, incorporated herein by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2018, filed on February 28, 2019. #

10.4	Rockland Trust Company Amended and Restated Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 99.8 to Form 8-K filed on November 21, 2008.#
10.5	Rockland Trust Company Employee Savings, Profit Sharing and Stock Ownership Plan, incorporated herein by reference to Exhibit 4.2 to Form S-8 filed on April 16, 2010.#
10.6	Rockland Trust Company Fourth Amended and Restated 401(k) Restoration Plan. # *
10.7	Independent Bank Corp. and Rockland Trust Company Second Amended and Restated Nonqualified Deferred Compensation Plan. # *
10.8	Amended and Restated Employment Agreement by and between Gerard F. Nadeau and Rockland Trust, incorporated herein by reference to Exhibit 99.5 to Form 8-K filed on November 21, 2008. #
10.9	Employment Agreement between Mark J. Ruggiero and Rockland Trust, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on April 1, 2019. #

10.10	Employment Agreement between Jeffrey J. Tengel, Independent and Rockland Trust, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on January 11, 2023. #
10.11
Letter Agreement regarding Succession and Consulting Services by and between Christopher Oddleifson and Independent Bank Corp. Inc., incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on January 11, 2023. #

10.12	Employment Agreement between Maria Harris and Rockland Trust. # *
10.13	Independent Bank Corp. 2017 Executive Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2017 filed on May 4, 2017. #
10.14	Independent Bank Corp. Second Amended and Restated 2005 Employee Stock Plan, incorporated herein by reference to Annex A to the Definitive Proxy Statement filed on March 25, 2014. #
10.15	Chief Executive Officer Three Year Time Vesting Restricted Stock Agreement under 2005 Employee Stock Plan. # *
10.16	Chief Executive Officer Five Year Time Vesting Restricted Stock Agreement under 2005 Employee Stock Plan. # *
10.17	Form of Independent Bank Corp. Executive Officer Time Vesting Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.20 on Form 10-K filed on February 28, 2022. #
10.18	Independent Bank Corp. 2018 Nonemployee Director Stock Plan, incorporated herein by reference to Exhibit 4.1 to Form S-8 filed on May 18, 2018. #
10.19
Independent Bank Corp. 2018 Restricted Stock Agreement for Nonemployee Directors, incorporated herein by reference to Exhibit 10.21 to Form 10-K, for the year ended December 31, 2018, filed on February 28, 2019. #

10.20	Independent Bank Corp. 2010 Nonemployee Director Stock Plan, incorporated herein by reference to Exhibit 99.1 to Form 8-K filed on May 24, 2010. #
10.21	Independent Bank Corp. Stock Option Agreement for Nonemployee Director, incorporated herein by reference to Exhibit 99.2 to Form 8-K filed on May 24, 2010. #
10.22	Independent Bank Corp. 2023 Omnibus Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on May 18, 2023. #
10.23	Independent Bank Corp. Key Executive Severance Plan. # *
10.24	Independent Bank Corp. Key Executive Change in Control Severance Plan. #*
19.1	Policy to Prevent Insider Trading 2023. *

21.1	Subsidiaries of Independent Bank Corp incorporated herein by reference to Exhibit 21.1 to Form 10-K filed on February 27, 2020.+
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002.+
97	Independent Bank Corp. Incentive Compensation Recovery Policy. *
101	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

+	Furnished herewith

#	Management contract or compensatory plan or arrangement.

++	Confidential treatment has been granted for certain portions of this exhibit pursuant to a confidential treatment order granted by the SEC. The omitted portions have been separately filed with the SEC.
ITEM 16.    FORM 10-K SUMMARY

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT BANK CORP.

/s/ JEFFREY J. TENGEL
Jeffrey J. Tengel, Chief Executive Officer and President
Date: February 28, 2024
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

/s/ JEFFREY J. TENGEL	Director, CEO/President	Date:	February 28, 2024
Jeffrey J. Tengel	(Principal Executive Officer)

/s/ DONNA L. ABELLI	Director and Chairman of the Board	Date:	February 28, 2024
Donna L. Abelli

/s/ MARK J. RUGGIERO	CFO (Principal Financial Officer)	Date:	February 28, 2024
Mark J. Ruggiero

/s/ MAUREEN A. GAFFNEY	Controller (Principal Accounting Officer)	Date:	February 28, 2024
Maureen A. Gaffney

/s/ MICHAEL P. HOGAN	Director	Date:	February 28, 2024
Michael P. Hogan

/s/ MARY L. LENTZ	Director	Date:	February 28, 2024
Mary L. Lentz

/s/ EILEEN C. MISKELL	Director	Date:	February 28, 2024
Eileen C. Miskell

/s/ JOHN J. MORRISSEY	Director	Date:	February 28, 2024
John J. Morrissey

/s/ JAMES O'SHANNA MORTON	Director	Date:	February 28, 2024
James O'Shanna Morton

/s/ GERARD F. NADEAU	Director	Date:	February 28, 2024
Gerard F. Nadeau

/s/ DANIEL F. O’BRIEN	Director	Date:	February 28, 2024
Daniel F. O’Brien

/s/ SUSAN PERRY O'DAY	Director	Date:	February 28, 2024
Susan Perry O'Day

/s/ SCOTT K. SMITH	Director	Date:	February 28, 2024
Scott K. Smith

/s/ THOMAS R. VENABLES	Director	Date:	February 28, 2024
Thomas R. Venables