Form 10-Q
period 2024-03-31
INDEPENDENT BANK CORP
filed 2024-05-08
CIK 776901

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of May 6, 2024, there were 42,465,754 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	March 31 2024	December 31 2023
Assets
Cash and due from banks	$165,331	$178,861
Interest-earning deposits with banks	55,985	45,469
Securities
Trading	4,759	4,987
Equity	22,858	22,510
Available for sale (amortized cost $1,402,389 and $1,459,862)	1,272,831	1,334,256
Held to maturity (fair value $1,383,621 and $1,417,608)	1,545,267	1,569,107
Total securities	2,845,715	2,930,860
Loans held for sale (at fair value)	11,340	6,368
Loans
Commercial and industrial	1,580,041	1,579,986
Commercial real estate	8,108,836	8,041,508
Commercial construction	828,900	849,586
Small business	261,690	251,956
Residential real estate	2,420,705	2,424,754
Home equity - first position	507,356	518,706
Home equity - subordinate positions	593,230	578,920
Other consumer	29,836	32,654
Total loans	14,330,594	14,278,070
Less: allowance for credit losses	(146,948)	(142,222)
Net loans	14,183,646	14,135,848
Federal Home Loan Bank stock	46,304	43,557
Bank premises and equipment, net	192,563	193,049
Goodwill	985,072	985,072
Other intangible assets	16,626	18,190
Cash surrender value of life insurance policies	298,352	297,387
Other assets	523,679	512,712
Total assets	$19,324,613	$19,347,373
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$4,469,820	$4,567,083
Savings and interest checking accounts	5,196,195	5,298,913
Money market	2,944,221	2,818,072
Time certificates of deposit	2,432,985	2,181,479
Total deposits	15,043,221	14,865,547
Borrowings
Federal Home Loan Bank borrowings	962,535	1,105,541
Junior subordinated debentures (less unamortized debt issuance costs of $30 and $30)	62,858	62,858

Subordinated debentures (less unamortized debt issuance costs of $20)	—	49,980
Total borrowings	1,025,393	1,218,379
Other liabilities	371,791	368,196
Total liabilities	16,440,405	16,452,122
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 42,452,457 shares at March 31, 2024 and 42,873,187 shares at December 31, 2023 (includes 215,412 and 162,812 shares of unvested participating restricted stock awards, respectively)	422	427
Value of shares held in rabbi trust at cost: 82,042 shares at March 31, 2024 and 80,222 shares at December 31, 2023	(3,403)	(3,298)
Deferred compensation and other retirement benefit obligations	3,403	3,298
Additional paid in capital	1,902,063	1,932,163
Retained earnings	1,101,061	1,077,488
Accumulated other comprehensive loss, net of tax	(119,338)	(114,827)
Total stockholders’ equity	2,884,208	2,895,251
Total liabilities and stockholders' equity	$19,324,613	$19,347,373
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2024	2023
Interest income
Interest and fees on loans	$193,226	$170,926
Taxable interest and dividends on securities	14,231	15,309
Nontaxable interest and dividends on securities	1	1
Interest on loans held for sale	104	34
Interest on federal funds sold and short-term investments	483	665
Total interest and dividend income	208,045	186,935
Interest expense
Interest on deposits	54,320	22,675
Interest on borrowings	16,286	5,262
Total interest expense	70,606	27,937
Net interest income	137,439	158,998
Provision for credit losses	5,000	7,250
Net interest income after provision for credit losses	132,439	151,748
Noninterest income
Deposit account fees	6,228	5,916
Interchange and ATM fees	4,452	4,184
Investment management and advisory	9,941	9,779
Mortgage banking income	796	308
Increase in cash surrender value of life insurance policies	1,928	1,854
Gain on life insurance benefits	263	11
Loan level derivative income	80	408
Other noninterest income	6,255	5,782
Total noninterest income	29,943	28,242
Noninterest expenses
Salaries and employee benefits	57,174	56,975
Occupancy and equipment expenses	13,467	12,822
Data processing and facilities management	2,483	2,527
Consulting expense	1,428	2,077
Software and subscriptions	4,094	2,949
Debit card expense	2,478	2,171
Amortization of intangible assets	1,563	1,815
FDIC assessment	2,982	2,610
Other noninterest expenses	14,218	14,715
Total noninterest expenses	99,887	98,661
Income before income taxes	62,495	81,329
Provision for income taxes	14,725	20,082
Net income	$47,770	$61,247
Basic earnings per share	$1.12	$1.36
Diluted earnings per share	$1.12	$1.36
Weighted average common shares (basic)	42,553,714	45,004,100
Common share equivalents	12,876	19,564
Weighted average common shares (diluted)	42,566,590	45,023,664
Cash dividends declared per common share	$0.57	$0.55
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2024	2023
Net income	$47,770	$61,247
Other comprehensive (loss) income, net of tax
Net change in fair value of securities available for sale	(3,008)	17,068
Net change in fair value of cash flow hedges	(1,488)	10,163
Net change in other comprehensive income for defined benefit postretirement plans	(15)	(92)
Total other comprehensive (loss) income	(4,511)	27,139
Total comprehensive income	$43,259	$88,386
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2024 and 2023
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2023	42,873,187	$427	$(3,298)	$3,298	$1,932,163	$1,077,488	$(114,827)	$2,895,251
Net income	—	—	—	—	—	47,770	—	47,770
Other comprehensive loss	—	—	—	—	—	—	(4,511)	(4,511)
Common dividend declared ($0.57 per share)	—	—	—	—	—	(24,197)	—	(24,197)
Stock based compensation	—	—	—	—	1,300	—	—	1,300
Restricted stock awards issued, net of awards surrendered	101,245	—	—	—	(766)	—	—	(766)
Shares issued under direct stock purchase plan	10,291	—	—	—	658	—	—	658
Shares repurchased under share repurchase program (1)	(532,266)	(5)	—	—	(31,292)	—	—	(31,297)
Deferred compensation and other retirement benefit obligations	—	—	(105)	105	—	—	—	—
Balance March 31, 2024	42,452,457	$422	$(3,403)	$3,403	$1,902,063	$1,101,061	$(119,338)	$2,884,208

Balance December 31, 2022	45,641,238	$455	$(3,227)	$3,227	$2,114,888	$934,442	$(163,084)	$2,886,701
Net income	—	—	—	—	—	61,247	—	61,247
Other comprehensive income	—	—	—	—	—	—	27,139	27,139
Common dividend declared ($0.55 per share)	—	—	—	—	—	(24,351)	—	(24,351)
Proceeds from exercise of stock options, net of cash paid	1,666	—	—	—	80	—	—	80
Stock based compensation	—	—	—	—	1,672	—	—	1,672
Restricted stock awards issued, net of awards surrendered	81,075	—	—	—	(1,110)	—	—	(1,110)
Shares issued under direct stock purchase plan	7,881	—	—	—	642	—	—	642
Shares repurchased under share repurchase program (1)	(1,617,033)	(16)	—	—	(121,095)	—	—	(121,111)
Deferred compensation and other retirement benefit obligations	—	—	(59)	59	—	—	—	—
Balance March 31, 2023	44,114,827	$439	$(3,286)	$3,286	$1,995,077	$971,338	$(135,945)	$2,830,909
(1)     Inclusive of $278,000 and $1.2 million impact of excise tax attributable to shares repurchased under the share repurchase program during the three months ended March 31, 2024 and March 31, 2023, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2024	2023
Cash flow from operating activities
Net income	$47,770	$61,247
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,289	9,633
Change in unamortized net loan costs and fees	(270)	(529)
Accretion of acquired loans	(147)	(305)
Provision for credit losses	5,000	7,250
Deferred income tax expense	2,584	644
Net gain on equity securities	(609)	(368)
Net loss on bank premises and equipment	12	79
Realized gain on sale leaseback transaction	—	(145)
Stock based compensation	1,300	1,672
Increase in cash surrender value of life insurance policies	(1,928)	(1,854)
Gain on life insurance benefits	(263)	(11)
Operating lease payments	(3,447)	(3,432)
Operating lease termination payments	(389)	—
Change in fair value on loans held for sale	(70)	17
Net change in:
Trading assets	228	(581)
Loans held for sale	(4,902)	1,656
Other assets	(1,025)	17,337
Other liabilities	(2,988)	(40,844)
Total adjustments	3,375	(9,781)
Net cash provided by operating activities	51,145	51,466
Cash flows provided by (used in) investing activities
Purchases of equity securities	(165)	(136)
Proceeds from maturities and principal repayments of securities available for sale	57,399	15,694
Proceeds from maturities and principal repayments of securities held to maturity	24,861	27,877
Net purchases of Federal Home Loan Bank stock	(2,747)	(35,085)
Investments in low income housing projects	(6,519)	(13,669)
Purchases of life insurance policies	(91)	(91)
Net increase in loans	(52,381)	(18,981)
Purchases of bank premises and equipment	(4,464)	(4,219)
Proceeds from the sale of bank premises and equipment	22	52
Net cash provided by (used in) investing activities	15,915	(28,558)
Cash flows (used in) provided by financing activities
Net increase in time deposits	251,465	259,590
Net decrease in other deposits	(73,832)	(866,445)
Net (repayments of) advances from Federal Home Loan Bank borrowings	(143,000)	879,000
Repayments of subordinated debentures	(50,000)	—
Net proceeds from exercise of stock options	—	80

Restricted stock awards issued, net of awards surrendered	(792)	(1,110)
Proceeds from shares issued under direct stock purchase plan	651	642
Payments for shares repurchased under share repurchase program	(30,986)	(119,951)
Common dividends paid	(23,580)	(25,103)
Net cash (used in) provided by financing activities	(70,074)	126,703
Net (decrease) increase in cash and cash equivalents	(3,014)	149,611
Cash and cash equivalents at beginning of year	224,330	352,933
Cash and cash equivalents at end of period	$221,316	$502,544
Supplemental schedule of noncash investing and financing activities
Net increase in capital commitments relating to low income housing project investments	$8,308	$564
Recognition of operating lease at commencement and/or at extension	$1,434	$2,642
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the "2023 Form 10-K").

NOTE 2 - SECURITIES

Trading Securities
The Company had trading securities of $4.8 million and $5.0 million as of March 31, 2024 and December 31, 2023, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $22.9 million and $22.5 million as of March 31, 2024 and December 31, 2023, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the consolidated statements of income that relate to equity securities for the periods indicated:

	Three Months Ended
	March 31
	2024	2023
	Dollars in thousands
Net gains recognized during the period on equity securities	$609	$368
Less: net gains recognized during the period on equity securities sold during the period	435	1
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$174	$367
Available for Sale Securities
The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at the dates indicated:

	March 31, 2024					December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$230,013	$—	$(24,337)	$—	$205,676	$230,198	$—	$(23,060)	$—	$207,138
U.S. treasury securities	774,714	—	(55,876)	—	718,838	824,597	—	(55,495)	—	769,102
Agency mortgage-backed securities	309,560	25	(38,980)	—	270,605	314,269	24	(37,246)	—	277,047
Agency collateralized mortgage obligations	34,644	—	(2,556)	—	32,088	35,713	6	(2,530)	—	33,189
State, county, and municipal securities	195	—	(4)	—	191	195	—	(5)	—	190
Pooled trust preferred securities issued by banks and insurers	1,180	—	(144)	—	1,036	1,188	—	(170)	—	1,018
Small business administration pooled securities	52,083	—	(7,686)	—	44,397	53,702	—	(7,130)	—	46,572
Total available for sale securities	$1,402,389	$25	$(129,583)	$—	$1,272,831	$1,459,862	$30	$(125,636)	$—	$1,334,256

Excluded from the table above is accrued interest on available for sale securities of $3.8 million and $3.4 million at March 31, 2024 and December 31, 2023, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities during the three months ended March 31, 2024 and 2023. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at March 31, 2024 and December 31, 2023.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during three months ended March 31, 2024 and 2023, and therefore no gains or losses were realized during the periods presented.

The following tables show the gross unrealized losses and fair value of the Company’s available for sale securities in an unrealized loss position as of the dates indicated. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2024
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$205,676	$(24,337)	$205,676	$(24,337)
U.S. treasury securities	16	—	—	718,838	(55,876)	718,838	(55,876)
Agency mortgage-backed securities	125	857	(8)	267,985	(38,972)	268,842	(38,980)
Agency collateralized mortgage obligations	12	1,075	(11)	31,013	(2,545)	32,088	(2,556)
State, county, and municipal securities	1	191	(4)	—	—	191	(4)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,036	(144)	1,036	(144)
Small business administration pooled securities	8	—	—	44,397	(7,686)	44,397	(7,686)
Total	172	$2,123	$(23)	$1,268,945	$(129,560)	$1,271,068	$(129,583)

	December 31, 2023
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$207,138	$(23,060)	$207,138	$(23,060)
U.S. treasury securities	17	—	—	769,102	(55,495)	769,102	(55,495)
Agency mortgage-backed securities	115	1,091	(11)	273,447	(37,235)	274,538	(37,246)
Agency collateralized mortgage obligations	12	339	(2)	31,682	(2,528)	32,021	(2,530)
State, county, and municipal securities	1	190	(5)	—	—	190	(5)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,018	(170)	1,018	(170)
Small business administration pooled securities	8	—	—	46,572	(7,130)	46,572	(7,130)
Total	163	$1,620	$(18)	$1,328,959	$(125,618)	$1,330,579	$(125,636)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments during the three months ended March 31, 2024 and 2023. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at March 31, 2024:
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

Held to Maturity Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized at the dates indicated:

	March 31, 2024					December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$29,086	$—	$(843)	$—	$28,243	$29,521	$—	$(1,113)	$—	$28,408
U.S. treasury securities	100,732	—	(9,922)	—	90,810	100,712	—	(9,177)	—	91,535
Agency mortgage-backed securities	819,912	61	(71,372)	—	748,601	829,431	175	(65,878)	—	763,728
Agency collateralized mortgage obligations	465,016	—	(71,758)	—	393,258	477,517	—	(69,606)	—	407,911
Single issuer trust preferred securities issued by banks	1,500	—	(128)	—	1,372	1,500	—	(127)	—	1,373
Small business administration pooled securities	129,021	—	(7,684)	—	121,337	130,426	384	(6,157)	—	124,653
Total held to maturity securities	$1,545,267	$61	$(161,707)	$—	$1,383,621	$1,569,107	$559	$(152,058)	$—	$1,417,608
Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three months ended March 31, 2024 and 2023. Excluded from the table above is accrued interest on held to maturity securities of $4.5 million and $4.3 million at March 31, 2024 and December 31, 2023, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities during the three months ended March 31, 2024 and 2023. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at March 31, 2024 and December 31, 2023.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three months ended March 31, 2024 and 2023, and therefore no gains or losses were realized for such periods.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of March 31, 2024, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity at March 31, 2024 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$199,221	$178,800	$30,792	$26,876	$—	$—	$230,013	$205,676
U.S. treasury securities	197,408	192,434	577,306	526,404	—	—	—	—	774,714	718,838
Agency mortgage-backed securities	1	1	140,616	125,614	43,861	38,155	125,082	106,835	309,560	270,605
Agency collateralized mortgage obligations	—	—	—	—	2,837	2,586	31,807	29,502	34,644	32,088
State, county, and municipal securities	—	—	195	191	—	—	—	—	195	191
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,180	1,036	1,180	1,036
Small business administration pooled securities	—	—	—	—	—	—	52,083	44,397	52,083	44,397
Total available for sale securities	$197,409	$192,435	$917,338	$831,009	$77,490	$67,617	$210,152	$181,770	$1,402,389	$1,272,831
Held to maturity securities
U.S. government agency securities	$29,086	$28,243	$—	$—	$—	$—	$—	$—	$29,086	$28,243
U.S. treasury securities	—	—	99,740	89,992	992	818	—	—	100,732	90,810
Agency mortgage-backed securities	—	—	448,783	414,620	181,710	159,656	189,419	174,325	819,912	748,601
Agency collateralized mortgage obligations	—	—	63,456	58,528	19,228	16,930	382,332	317,800	465,016	393,258
Single issuer trust preferred securities issued by banks	—	—	1,500	1,372	—	—	—	—	1,500	1,372
Small business administration pooled securities	—	—	—	—	7,688	7,048	121,333	114,289	129,021	121,337
Total held to maturity securities	$29,086	$28,243	$613,479	$564,512	$209,618	$184,452	$693,084	$606,414	$1,545,267	$1,383,621
Total	$226,495	$220,678	$1,530,817	$1,395,521	$287,108	$252,069	$903,236	$788,184	$2,947,656	$2,656,452
Included in the table above are $25.5 million of callable securities at March 31, 2024.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $1.6 billion and $1.7 billion at March 31, 2024 and December 31, 2023, respectively.
At March 31, 2024 and December 31, 2023, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

NOTE 3 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended March 31, 2024
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$19,243	$74,148	$7,683	$3,963	$23,637	$12,797	$751	$142,222
Charge-offs	—	—	—	(109)	—	—	(772)	(881)
Recoveries	85	—	—	39	—	133	350	607
Provision for (release of) credit losses	1,161	3,781	(110)	135	543	(888)	378	5,000
Ending balance (1)	$20,489	$77,929	$7,573	$4,028	$24,180	$12,042	$707	$146,948

	Three Months Ended March 31, 2023
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$27,559	$77,799	$10,762	$2,834	$20,973	$11,504	$988	$152,419
Charge-offs	(281)	—	—	(28)	—	—	(506)	(815)
Recoveries	5	—	—	31	—	16	225	277
Provision for (release of) credit losses	9,649	(1,601)	(1,514)	501	(519)	908	(174)	7,250
Ending balance (1)	$36,932	$76,198	$9,248	$3,338	$20,454	$12,428	$533	$159,131

(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $59.3 million and $52.7 million as of March 31, 2024 and March 31, 2023, respectively.

The balance of allowance for credit losses increased to $146.9 million as of March 31, 2024 compared to $142.2 million at December 31, 2023, driven primarily by specific reserve allocations as well as net loan growth during the three months ended March 31, 2024.
For the purpose of estimating the allowance for credit losses, management segregated the loan portfolio into the portfolio segments detailed in the above tables.  Each of these loan categories possesses unique risk characteristics that are considered when determining the appropriate level of allowance for each segment.  Some of the characteristics unique to each loan category include:
Commercial Portfolio
•Commercial and Industrial: Consists of revolving, nonrevolving, and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment.  Collateral generally consists of accounts receivable, inventory, plant and equipment, real estate, or other business assets. The primary source of repayment is operating cash flow and, secondarily, liquidation of assets.
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

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass	$159,082	$223,301	$148,288	$73,012	$60,865	$146,495	$685,258	$—	$1,496,301
Special mention	3,160	3,254	1,843	322	9,206	4,024	31,525	—	53,334
Substandard	1,809	—	57	198	—	43	28,299	—	30,406
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$164,051	$226,555	$150,188	$73,532	$70,071	$150,562	$745,082	$—	$1,580,041
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$193,152	$1,127,417	$1,201,044	$1,304,867	$1,212,201	$2,562,542	$93,048	$248	$7,694,519
Special mention	—	61,943	38,590	53,837	44,806	124,614	297	—	324,087
Substandard	6,350	27,358	18,046	22,758	3,894	3,973	—	—	82,379
Doubtful	—	—	—	—	—	7,851	—	—	7,851
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$199,502	$1,216,718	$1,257,680	$1,381,462	$1,260,901	$2,698,980	$93,345	$248	$8,108,836
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial construction
Pass	$97,558	$164,784	$336,768	$100,371	$7,971	$25,184	$19,398	$676	$752,710
Special mention	3,326	18,724	—	5,618	—	—	—	—	27,668

Substandard	10,585	—	18,601	19,336	—	—	—	—	48,522
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$111,469	$183,508	$355,369	$125,325	$7,971	$25,184	$19,398	$676	$828,900
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Small business
Pass	$14,707	$49,885	$48,880	$37,682	$23,538	$33,246	$49,943	$—	$257,881
Special mention	—	59	5	75	152	182	481	—	954
Substandard	180	520	224	87	461	658	725	—	2,855
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total small business	$14,887	$50,464	$49,109	$37,844	$24,151	$34,086	$51,149	$—	$261,690
Current-period gross write-offs	$—	$—	$28	$—	$—	$—	$81	$—	$109

Residential real estate
Pass	$29,922	$497,477	$633,135	$399,440	$183,544	$674,298	$—	$—	$2,417,816
Default	—	—	—	—	—	2,889	—	—	2,889
Total residential real estate	$29,922	$497,477	$633,135	$399,440	$183,544	$677,187	$—	$—	$2,420,705
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$4,208	$27,517	$37,162	$54,001	$48,389	$145,029	$778,842	$3,736	$1,098,884
Default	—	—	83	—	—	170	1,214	235	1,702
Total home equity	$4,208	$27,517	$37,245	$54,001	$48,389	$145,199	$780,056	$3,971	$1,100,586
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer (2)
Pass	$66	$586	$216	$981	$539	$1,725	$25,723	$—	$29,836
Default	—	—	—	—	—	—	—	—	—
Total other consumer	$66	$586	$216	$981	$539	$1,725	$25,723	$—	$29,836
Current-period gross write-offs	$763	$—	$—	$—	$—	$—	$9	$—	$772

Total	$524,105	$2,202,825	$2,482,942	$2,072,585	$1,595,566	$3,732,923	$1,714,753	$4,895	$14,330,594
Total current-period gross write-offs	$763	$—	$28	$—	$—	$—	$90	$—	$881

	March 31, 2023
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass	$153,554	$262,933	$122,770	$94,702	$54,925	$85,391	$811,795	$—	$1,586,070
Special mention	—	4,712	705	868	1,608	1,342	24,114	—	33,349
Substandard	—	2,295	1,516	164	377	1	2,936	—	7,289
Doubtful	—	—	—	—	—	—	23,174	—	23,174
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$153,554	$269,940	$124,991	$95,734	$56,910	$86,734	$862,019	$—	$1,649,882
Current-period gross write-offs	$—	$—	$—	$—	$—	$34	$247	$—	$281

Commercial real estate
Pass	$204,462	$1,199,328	$1,459,526	$1,259,511	$720,208	$2,439,424	$59,810	$—	$7,342,269
Special mention	154	52,961	67,200	29,611	13,139	225,673	—	—	388,738

Substandard	3,481	39,208	13,205	5,334	4,038	23,821	—	—	89,087
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$208,097	$1,291,497	$1,539,931	$1,294,456	$737,385	$2,688,918	$59,810	$—	$7,820,094
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial construction
Pass	$90,362	$461,824	$266,758	$89,919	$62,033	$4,755	$21,237	$—	$996,888
Special mention	18,431	—	5,889	3,919	—	—	—	—	28,239
Substandard	7,619	11,434	2,130	—	—	—	—	—	21,183
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$116,412	$473,258	$274,777	$93,838	$62,033	$4,755	$21,237	$—	$1,046,310
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Small business
Pass	$9,770	$54,258	$43,458	$29,810	$16,173	$26,536	$42,746	$—	$222,751
Special mention	—	—	—	158	—	228	527	—	913
Substandard	105	126	113	304	3	686	865	—	2,202
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total small business	$9,875	$54,384	$43,571	$30,272	$16,176	$27,450	$44,138	$—	$225,866
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$28	$—	$28

Residential real estate
Pass	$91,404	$658,273	$416,067	$190,313	$92,927	$644,659	$—	$—	$2,093,643
Default	—	—	—	472	157	1,372	—	—	2,001
Total residential real estate	$91,404	$658,273	$416,067	$190,785	$93,084	$646,031	$—	$—	$2,095,644
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$6,812	$42,352	$58,830	$53,565	$31,341	$139,472	$756,103	$937	$1,089,412
Default	—	—	—	—	122	82	1,139	—	1,343
Total home equity	$6,812	$42,352	$58,830	$53,565	$31,463	$139,554	$757,242	$937	$1,090,755
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer (2)
Pass	$60	$386	$1,168	$926	$514	$1,852	$14,450	$—	$19,356
Default	—	—	—	—	6	37	2	—	45
Total other consumer	$60	$386	$1,168	$926	$520	$1,889	$14,452	$—	$19,401
Current-period gross write-offs	$498	$—	$—	$—	$—	$—	$8	$—	$506

Total	$586,214	$2,790,090	$2,459,335	$1,759,576	$997,571	$3,595,331	$1,758,898	$937	$13,947,952
Total current -period gross write-offs	$498	$—	$—	$—	$—	$34	$283	$—	$815
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

	March 31 2024	December 31 2023
Residential real estate portfolio
FICO score (re-scored)(1)	755	754
LTV (re-valued)(2)	59.7%	59.8%
Home equity portfolio
FICO score (re-scored)(1)	770	770
LTV (re-valued)(2)(3)	43.9%	43.3%
(1)The average FICO scores at March 31, 2024 are based upon rescores from March 2024 as available for previously originated loans, or origination score data for loans booked in March 2024.  The average FICO scores at December 31, 2023 were based upon rescores available from December 2023, as available for previously originated loans, or origination score data for loans booked in December 2023.
(2)The combined LTV ratios for March 31, 2024 are based upon updated automated valuations as of February 2024, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2023 were based upon updated automated valuations as of November 2023, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At March 31, 2024 and December 31, 2023, the Company's estimated reserve for unfunded commitments amounted to $1.5 million and $1.3 million, respectively.
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
The following table shows information regarding nonaccrual loans as of the dates indicated:

	Nonaccrual Balances
	March 31, 2024			December 31, 2023
	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total
	(Dollars in thousands)
Commercial and industrial	$17,640	$—	$17,640	$19,890	$298	$20,188
Commercial real estate	16,361	7,852	24,213	11,911	11,041	22,952
Small business	316	—	316	394	4	398
Residential real estate	9,947	—	9,947	7,634	—	7,634
Home equity	4,805	—	4,805	3,171	—	3,171
Other consumer	20	—	20	40	—	40
Total nonaccrual loans	$49,089	$7,852	$56,941	$43,040	$11,343	$54,383
(1)Nonaccrual balances reported above without an allowance for credit losses are attributable to loans evaluated on an individual basis where it was determined that there was no risk of loss due to sufficient underlying collateral values.

It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans during the three months ended March 31, 2024 and 2023, respectively, except for instances where nonaccrual loans were paid off in excess of the recorded book balance. Total accrued interest reversed against interest income amounted to $385,000 and $80,000 for the three months ended March 31, 2024 and 2023, respectively.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$110	$110
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,900	$1,697
The following tables show the age analysis of past due financing receivables as of the dates indicated:

	March 31, 2024
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	8	$743	2	$85	2	$17,555	12	$18,383	$1,561,658	$1,580,041	$—
Commercial real estate	10	20,582	—	—	5	24,056	15	44,638	8,064,198	8,108,836	—
Commercial construction	1	1,019	—	—	—	—	1	1,019	827,881	828,900	—
Small business	17	539	6	321	1	5	24	865	260,825	261,690	—
Residential real estate	14	3,482	3	248	16	2,641	33	6,371	2,414,334	2,420,705	—
Home equity	17	1,200	3	89	15	1,702	35	2,991	1,097,595	1,100,586	—
Other consumer (1)	415	238	14	31	—	—	429	269	29,567	29,836	—
Total	482	$27,803	28	$774	39	$45,959	549	$74,536	$14,256,058	$14,330,594	$—

	December 31, 2023
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	6	$398	1	$17,538	2	$673	9	$18,609	$1,561,377	$1,579,986	$—
Commercial real estate	8	14,674	2	8,419	3	7,279	13	30,372	8,011,136	8,041,508	—
Commercial construction	—	—	—	—	—	—	—	—	849,586	849,586	—
Small business	6	400	1	20	6	243	13	663	251,293	251,956	—
Residential real estate	24	6,216	7	2,187	13	1,573	44	9,976	2,414,778	2,424,754	—
Home equity	23	1,640	4	1,238	10	529	37	3,407	1,094,219	1,097,626	—
Other consumer (1)	413	288	14	31	6	8	433	327	32,327	32,654	—
Total	480	$23,616	29	$29,433	40	$10,305	549	$63,354	$14,214,716	$14,278,070	$—
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
(2)The amount of net deferred costs on originated loans included in the ending balance was $5.7 million and $6.4 million at March 31, 2024 and December 31, 2023, respectively. Net unamortized discounts on acquired loans included in the ending balance was $8.5 million and $8.6 million at March 31, 2024 and December 31, 2023, respectively.

Loan Modifications

The following tables present the period end amortized cost basis of loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023, respectively, disaggregated by class of financing receivable and type of modification granted:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Type	(Dollars in thousands)
Small business	$51	0.02%	$—	—%
Total	$51		$—

	Term Extension
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Category	(Dollars in thousands)
Commercial and industrial	$9,725	0.62%	$—	—%
Commercial real estate	3,375	0.04%	2,540	0.03%
Commercial construction	10,644	1.28%	—	—%
Small business	—	—%	105	0.05%
Total	$23,744		$2,645

	Other-Than-Insignificant Payment Delay
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Category	(Dollars in thousands)
Commercial and industrial	$1,809	0.11%	$2,805	0.17%
Commercial real estate	6,351	0.08%	7,013	0.09%
Total	$8,160		$9,818

	Combination - Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Total Class of Financing Receivable	Amortized Cost Basis	% of Total Class of Financing Receivable
Loan Category	(Dollars in thousands)
Commercial and industrial	$179	0.01%	$—	—%
Small business	—	—%	44	0.02%
Home equity	72	0.01%	—	—%
Total	251		44
Grand Total	$32,206		$12,507

The following table describes the financial effect of modifications made to borrowers experiencing financial difficulty for the periods indicated:

Three Months Ended March 31, 2024
Term Extension
Loan Category	Financial Effect
Commercial and industrial	Added a weighted-average contractual term of 3 months to the life of the loans
Commercial real estate	Added a weighted-average contractual term of 6 months to the life of the loans
Commercial construction	Added a weighted-average contractual term of 5 months to the life of the loans

Interest Rate Reduction
Loan Category	Financial Effect
Small business	Reduced contractual rate on one loan from 11.00% to 8.20%

Combination - Interest Rate Reduction and Term Extension
Loan Category	Financial Effect
Commercial and industrial	Reduced contractual rate on one loan from 10.10% to 7.20% and added a weighted average contractual term of 1.5 years
Home equity	Reduced contractual rate on one loan from 10.00% to 6.80% and added a weighted-average contractual term of 8.1 years

Three Months Ended March 31, 2023
Term Extension
Loan Category	Financial Effect
Commercial real estate	Added a weighted-average contractual term of 2 months to the life of the loans
Small business	Added a weighted-average contractual term of 4.3 years to the life of the loans

Interest Rate Reduction
Loan Category	Financial Effect
Small business	Reduced weighted-average contractual interest rate from 10.00% to 6.50%

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the amortized cost and payment status of loans that have been modified in the last 12 months as of March 31, 2024:

	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Loan Type
Commercial and industrial	$11,963	$—	$—
Commercial real estate	27,094	—	136
Small business	159	—	—
Total	$49,932	$—	$136

The Company considers a loan to have defaulted when it reaches 90 days past due. At March 31, 2024 there was one $136,000 commercial real estate loan that defaulted during the three months then ended which was modified with a term extension to a borrower experiencing financial difficulty in the prior 12 months.
At March 31, 2024, the Company had $640,000 in additional commitments to lend to one borrower experiencing financial difficulty, pertaining to a construction loan that was modified during the three months then ended with a term extension.
    Loan modifications to borrowers experiencing financial difficulty are evaluated on a collective basis with loans sharing similar risk characteristics in accordance with the current expected credit loss ("CECL") methodology.

NOTE 4 - BORROWINGS

On March 15, 2024 the Company fully redeemed its outstanding subordinated debentures with an aggregate principal amount of $50.0 million. The subordinated debentures were originally issued on March 14, 2019 in a private placement transaction to institutional accredited investors and were set to mature on March 15, 2029 with an option to redeem without penalty at any scheduled date on or after March 15, 2024 with 30 days' notice, which was provided by the Company prior to redemption.

NOTE 5 - STOCK BASED COMPENSATION
During the three months ended March 31, 2024, the Company had the following activity related to stock based compensation:
Time Vested Restricted Stock Awards
The Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/22/2024	106,200	2023 Omnibus Incentive Plan	$52.73	Ratably over 3 years from grant date
Performance-Based Restricted Stock Awards
    On February 22, 2024, the Company granted 41,200 performance-based restricted stock awards, representing the maximum number of shares that may be earned under the awards, to certain executive level employees. These performance-based restricted stock awards were issued from the 2023 Omnibus Incentive Plan and were determined to have a grant date fair value per share of $52.73. The number of shares to be vested is contingent upon the Company's attainment of certain performance criteria to be measured at the end of a three-year performance period ending December 31, 2026. The awards will vest upon the earlier of the date on which it is determined if the performance goal is achieved subsequent to the performance period, or March 15, 2027.
    On March 14, 2024, the performance-based restricted stock awards that were awarded on February 18, 2021 vested at 80% of the maximum target shares awarded, or 11,874 shares, net of forfeitures.

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

The following tables reflect the Company's derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

March 31, 2024
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	2.33	5.32%	3.67%	$6,695

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	800,000	2.40	5.33%	2.70%	(34,008)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	300,000	1.47	5.43%	3.09% - 2.01%	(4,679)

Total	$1,500,000				$(31,992)

December 31, 2023
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	2.58	5.34%	3.67%	$1,901

	Notional Amount	Average Maturity	Current Rate Paid	Receive Fixed Swap Rate	Fair Value
Interest rate swaps on loans	850,000	2.50	5.36%	2.72%	(27,350)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	350,000	1.48	5.45%	3.09% - 2.12%	(4,714)

Total	$1,600,000				$(30,163)

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 5.0 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $4.9 million (pre-tax) to be reclassified as an increase to interest income and $20.6 million (pre-tax) to be reclassified as an increase to interest expense, from OCI related to the Company’s cash flow hedges in the twelve months following March 31, 2024.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at March 31, 2024.
The Company had no fair value hedges as of March 31, 2024 or December 31, 2023.

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

The following tables reflect the Company’s customer related derivative positions at the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2024
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	276	$134,253	$237,171	$235,290	$247,638	$910,248	$1,764,600	$(110,626)
Pay fixed, receive variable	276	134,253	237,171	235,290	247,638	910,248	1,764,600	110,519
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	24	85,312	—	—	—	—	85,312	(463)
Buys U.S. currency, sells foreign currency	24	85,312	—	—	—	—	85,312	502
Risk participation agreements
Participation out	17	24,063	—	—	34,491	92,158	150,712	111
Participation in	12	—	—	36,275	—	15,639	51,914	(24)

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2023
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	281	$80,682	$252,260	$223,928	$230,513	$997,108	$1,784,491	$(88,415)
Pay fixed, receive variable	281	80,682	252,260	223,928	230,513	997,108	1,784,491	88,280
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	22	65,586	12,957	—	—	—	78,543	2,197
Buys U.S. currency, sells foreign currency	22	65,586	12,957	—	—	—	78,543	(2,160)
Risk participation agreements
Participation out	17	—	24,193	—	13,119	114,027	151,339	200
Participation in	8	—	—	13,016	18,989	15,725	47,730	(44)
(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election. The fair value of loans held for sale increased by $70,000 and decreased by $17,000 for the three months ended March 31, 2024 and 2023, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.

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
The aggregate amount of net realized gains on sales of mortgage loans included within mortgage banking income was $593,000 and $174,000 for the three months ended March 31, 2024 and 2023, respectively.
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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	March 31 2024		December 31 2023		March 31 2024		December 31 2023
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$6,695	(3)	$1,927		$38,687	(4)	$32,090	(4)
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	111,146	(3)	99,416	(3)	111,252	(4)	99,551	(4)
Foreign exchange contracts	1,304		2,220		1,265		2,183
Risk participation agreements	111		200		24		44
Mortgage Derivatives
Interest rate lock commitments	357		168		85		—
Forward sale loan commitments	129		17		—		—
Total derivatives not designated as hedges	113,047		102,021		112,711		101,778
Total	119,742		103,948		151,398		133,868

Netting Adjustments (5)	(57,796)		(48,253)		32,323		25,360
Net Derivatives on the Balance Sheet	61,946		55,695		119,075		108,508

Financial instruments (6)	6,220		12,018		6,220		12,018
Cash collateral pledged (received)	(26,969)		(17,076)		—		—
Net Derivative Amounts	$28,757		$26,601		$112,855		$96,490
(1)All asset derivatives are reflected in other assets on the balance sheet.
(2)All liability derivatives are reflected in other liabilities on the balance sheet.
(3)Approximately $426,000 and $3.2 million of accrued interest receivable is included in the fair value of interest rate and loan level derivative assets, respectively, at March 31, 2024, in comparison to accrued interest receivable of approximately $316,000 and $3.0 million, respectively, at December 31, 2023.
(4)Approximately $1.8 million and $3.2 million of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities, respectively, at March 31, 2024, in comparison to accrued interest payable of approximately $1.9 million and $3.0 million, respectively, at December 31, 2023.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended
	March 31
	2024	2023
	(Dollars in thousands)
Derivatives designated as hedges
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(1,488)	$10,163
Loss reclassified from OCI into interest income or interest expense (effective portion)	$(5,856)	$(6,239)
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$35	$272
Other expense	(72)	(77)
Changes in fair value of mortgage derivatives
Mortgage banking income	131	(46)
Total	$94	$149

    The Company's derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. All derivative instruments with credit-risk contingent features were in a net asset position at March 31, 2024 and December 31, 2023.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company's exposure relating to institutional counterparties was $117.5 million and $95.8 million at March 31, 2024 and December 31, 2023, respectively. The Company’s exposure relating to customer counterparties was approximately $313,000 and $5.6 million at March 31, 2024 and December 31, 2023, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
Valuation Techniques
There were no changes in the valuation techniques used during the three months ended March 31, 2024.
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

Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2024 and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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
	March 31, 2024
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$4,759	$4,759	$—	$—
Equity securities	22,858	22,858	—	—
Securities available for sale
U.S. government agency securities	205,676	—	205,676	—
U.S. treasury securities	718,838	—	718,838	—
Agency mortgage-backed securities	270,605	—	270,605	—
Agency collateralized mortgage obligations	32,088	—	32,088	—
State, county, and municipal securities	191	—	191	—
Pooled trust preferred securities issued by banks and insurers	1,036	—	1,036	—
Small business administration pooled securities	44,397	—	44,397	—
Loans held for sale	11,340	—	11,340	—
Derivative instruments	119,742	—	119,742	—
Liabilities
Derivative instruments	151,398	—	151,398	—
Total recurring fair value measurements	$1,280,132	$27,617	$1,252,515	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$29,289	$—	$—	$29,289
Total nonrecurring fair value measurements	$29,289	$—	$—	$29,289

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
	March 31, 2024
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. government agency securities	$29,086	$28,243	$—	$28,243	$—
U.S. treasury securities	100,732	90,810	—	90,810	—
Agency mortgage-backed securities	819,912	748,601	—	748,601	—
Agency collateralized mortgage obligations	465,016	393,258	—	393,258	—
Single issuer trust preferred securities issued by banks	1,500	1,372	—	1,372	—
Small business administration pooled securities	129,021	121,337	—	121,337	—
Loans, net of allowance for credit losses (b)	14,154,357	13,074,151	—	—	13,074,151
Federal Home Loan Bank stock (c)	46,304	46,304	—	46,304	—
Cash surrender value of life insurance policies (d)	298,352	298,352	—	298,352	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$12,610,236	$12,610,236	$—	$12,610,236	$—
Time certificates of deposits (f)	2,432,985	2,418,961	—	2,418,961	—
Federal Home Loan Bank borrowings (f)	962,535	960,942	—	960,942	—
Junior subordinated debentures (g)	62,858	59,740	—	59,740	—

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended
	March 31 2024	March 31 2023
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$6,228	$5,916
Interchange fees	2,897	2,788
ATM fees	1,056	938
Investment management - wealth management and advisory services	9,080	8,185
Investment management - retail investments and insurance revenue	861	1,594
Payment processing income	538	470
Credit card income	533	493
Other noninterest income	1,114	1,198
Total noninterest income in-scope of ASC 606	22,307	21,582
Total noninterest income out-of-scope of ASC 606	7,636	6,660
Total noninterest income	$29,943	$28,242

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

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Receivables, included in other assets	$5,635	$5,509

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

NOTE 9 - OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended March 31, 2024
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(3,952)	$944	$(3,008)
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	(3,952)	944	(3,008)

Change in fair value of cash flow hedges	(7,904)	2,161	(5,743)
Less: net cash flow hedge losses reclassified into interest income or interest expense	(5,856)	1,601	(4,255)
Net change in fair value of cash flow hedges	(2,048)	560	(1,488)

Amortization of net actuarial gains	(25)	7	(18)
Amortization of net prior service costs	4	(1)	3
Net change in other comprehensive income for defined benefit postretirement plans (1)	(21)	6	(15)
Total other comprehensive loss	$(6,021)	$1,510	$(4,511)

	Three Months Ended March 31, 2023
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$22,185	$(5,117)	$17,068
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	22,185	(5,117)	17,068

Change in fair value of cash flow hedges	7,899	(2,221)	5,678
Less: net cash flow hedge losses reclassified into interest income or interest expense	(6,239)	1,754	(4,485)
Net change in fair value of cash flow hedges	14,138	(3,975)	10,163

Amortization of net actuarial gains	(137)	38	(99)
Amortization of net prior service costs	10	(3)	7
Net change in other comprehensive income for defined benefit postretirement plans (1)	(127)	35	(92)
Total other comprehensive income	$36,196	$(9,057)	$27,139

(1)The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in Note 12 - Employee Benefit Plans within the Notes to the Consolidated Financial Statements included in Item 8 of the Company's 2023 Form 10-K.

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2024
Beginning balance: January 1, 2024	$(96,231)	$(20,575)	$1,979	$(114,827)
Net change in other comprehensive income (loss)	(3,008)	(1,488)	(15)	(4,511)
Ending balance: March 31, 2024	$(99,239)	$(22,063)	$1,964	$(119,338)
	2023
Beginning balance: January 1, 2023	$(128,657)	$(36,630)	$2,203	$(163,084)
Net change in other comprehensive income (loss)	17,068	10,163	(92)	27,139
Ending balance: March 31, 2023	$(111,589)	$(26,467)	$2,111	$(135,945)

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
    The following table summarizes the above financial instruments at the dates indicated:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Commitments to extend credit	$4,704,239	$4,632,105
Loan exposures sold with recourse	150,625	153,850
Standby letters of credit	21,626	21,427
Deferred standby letter of credit fees	190	155

Lease Commitments
The Company leases space for offices, parking, and ATM locations, as well as certain branch locations under noncancellable operating leases. Several of these leases contain renewal options to extend lease terms for a period of 1 to 20 years.
There has been no significant change in the future minimum lease payments payable by the Company since December 31, 2023. See the Company's 2023 Form 10-K for information regarding leases and other commitments.
Other Contingencies
At March 31, 2024, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the "2023 Form 10-K").

Cautionary Statement Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q (this "Report"), in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “could,” “will,” “may,” “expect,” “believe,” “forecast,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” “estimate,” “intend,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the 2023 Form 10-K, include but are not limited to:

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

•the effect of laws, regulations, new requirements or expectations, or additional regulatory oversight in the highly regulated financial services industry, including as a result of intensified regulatory scrutiny in the aftermath of recent bank failures and the resulting need to invest in technology to meet heightened regulatory expectations, increased costs of compliance or required adjustments to strategy;
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
•any unexpected material adverse changes in the Company's operations or earnings; and
•the other risks described in the section entitled “Risk Factors” in Part I. Item 1A of the 2023 Form 10-K.

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

		Three Months Ended
	March 31 2024	December 31 2023	September 30 2023	June 30 2023	March 31 2023
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$2,845,715	$2,930,860	$2,973,974	$3,023,072	$3,109,950
Loans	14,330,594	14,278,070	14,224,235	14,139,911	13,947,952
Allowance for credit losses	(146,948)	(142,222)	(140,569)	(140,647)	(159,131)
Goodwill and other intangible assets	1,001,698	1,003,262	1,004,897	1,006,609	1,008,325
Total assets	19,324,613	19,347,373	19,368,109	19,400,931	19,442,402
Total deposits	15,043,221	14,865,547	15,059,526	15,248,051	15,272,172
Total borrowings	1,025,393	1,218,379	1,000,362	901,269	992,393
Stockholders’ equity	2,884,208	2,895,252	2,885,408	2,854,914	2,830,909
Nonperforming loans	56,941	54,383	39,171	45,702	56,235
Nonperforming assets	57,051	54,493	39,281	45,812	56,235
Income statement
Interest income	$208,045	$207,170	$202,928	$198,693	$186,935
Interest expense	70,606	62,074	53,048	46,147	27,937
Net interest income	137,439	145,096	149,880	152,546	158,998
Provision for credit losses	5,000	5,500	5,500	5,000	7,250
Noninterest income	29,943	32,067	33,543	30,757	28,242
Noninterest expenses	99,887	100,748	97,782	95,555	98,661
Net income	47,770	54,802	60,808	62,644	61,247
Per share data
Net income—basic	$1.12	$1.26	$1.38	$1.42	$1.36
Net income—diluted	1.12	1.26	1.38	1.42	1.36
Cash dividends declared	0.57	0.55	0.55	0.55	0.55
Book value per share	67.94	67.53	65.37	64.69	64.17
Tangible book value per share (1)	44.34	44.13	42.60	41.88	41.31
Performance ratios
Return on average assets	1.00%	1.13%	1.25%	1.29%	1.30%
Return on average common equity	6.63%	7.51%	8.35%	8.78%	8.63%
Net interest margin (on a fully tax equivalent basis)	3.23%	3.38%	3.47%	3.54%	3.79%
Dividend payout ratio	49.36%	44.30%	39.92%	38.87%	40.99%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.40%	0.38%	0.28%	0.32%	0.40%
Nonperforming assets as a percent of total assets	0.30%	0.28%	0.20%	0.24%	0.29%
Allowance for credit losses as a percent of total loans	1.03%	1.00%	0.99%	0.99%	1.14%
Allowance for credit losses as a percent of nonperforming loans	258.07%	261.52%	358.86%	307.75%	282.98%

Capital ratios
Equity to assets	14.92%	14.96%	14.90%	14.72%	14.56%
Tangible equity to tangible assets (1)	10.27%	10.31%	10.24%	10.05%	9.89%
Tier 1 leverage capital ratio	10.95%	10.96%	11.12%	10.85%	10.78%
Common equity tier 1 capital ratio	14.16%	14.19%	14.41%	14.06%	13.83%
Tier 1 risk-based capital ratio	14.16%	14.19%	14.41%	14.06%	13.83%
Total risk-based capital ratio	15.57%	15.91%	16.12%	15.76%	15.66%

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

First Quarter 2024 Results

Net income for the three months ended March 31, 2024 was $47.8 million, or $1.12 on a diluted earnings per share basis, as compared to $61.2 million, or $1.36 on a diluted earnings per share basis, for the three months ended March 31, 2023.

The 2024 first quarter results included the following key drivers:

•Disciplined loan growth and solid pipelines;
•Seasonal deposit growth with steady core household formation;
•Net interest margin at 3.23%, within expectations;
•Stable nonperforming asset levels; minimal charge-offs;
•Solid core fee income;
•Focused expense management;
•Tangible book value per share growth of $0.21; and
•$31.0 million of stock repurchases, marking completion of the Company's $100 million buyback program.

Interest-Earning Assets

    The results depicted in the following table reflect the trend of the Company's interest-earning assets over the past five quarters. While the Company employs a longer term strategy that typically emphasizes loan growth commensurate with overall economic growth, changes over the five quarter period reflect relatively consistent balances of total interest-earning assets, with growth in the residential real estate portfolio offset by decreased securities balances. The following table summarizes the Company's average interest-earning assets for each period presented:

Interest-Earning Assets
$ (billions)
20
18
16
14
12
10
8
6
4
2
0
$17.1
$17.4
$17.3
$17.2
$17.2
$3.2
$3.3
$3.4
$3.5
$3.5
$10.7
$10.8
$10.8
$10.7
$10.8
$0.1
$0.3
$0.1
$0.1
$0.1
$3.1
$3.0
$3.0
$2.9
$2.8
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Securities
Other interest-earning assets
Commercial loans
Consumer loans

    Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and credit losses.

Funding and Net Interest Margin

    The Company's overall sources of funding reflect strong business and retail deposit growth with management's emphasis on core deposit growth to fund loans. In conjunction with deposit growth during the first quarter of 2024, total borrowings decreased by $193.0 million at March 31, 2024 as compared to December 31, 2023, primarily driven by a reduction in Federal Home Loan Bank borrowings. Additionally, the Company fully redeemed its outstanding subordinated debentures with an aggregate principal amount of $50.0 million. The following chart shows sources of funding for the trailing five quarters:

Sources of Funding
$16.3
$16.1
$16.1
$16.1
$16.1
$ (Billions)
$16
$14
$12
$10
$8
$6
$4
$2
$0
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Period Ending
Noninterest-bearing deposits
Savings and interest checking accounts
Money market
Time certificates of deposits
Borrowings

The Company's ratio of core deposits to total deposits decreased over the last five quarters, primarily attributable to core deposit outflows in conjunction with existing deposit balances shifting into higher cost time deposits. The following chart shows the percentage of core deposits for the trialing five quarters:

Core Deposit % of Total Deposits (1)
95.00%
90.00%
85.00%
80.00%
75.00%
89.85%
87.59%
85.96%
84.65%
83.22%
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Core Deposits % of Total Deposits

(1)The percentage of core deposits to total deposits presented above is inclusive of reciprocal deposits collected through the Company's participation in the IntraFi Network.

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
$30.0
$20.0
$10.0
$—
$28.2
$30.8
$33.5
$32.1
$29.9
$8.0
$9.8
$11.9
$11.0
$8.5
$0.3
$0.7
$0.7
$0.6
$0.8
$9.8
$10.3
$10.2
$9.8
$9.9
$4.2
$4.5
$4.8
$4.6
$4.5
$5.9
$5.5
$5.9
$6.1
$6.2
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
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

The following chart depicts the Company's efficiency ratio (calculated by dividing noninterest expense by the sum of noninterest income and net interest income) over the past five quarters:

Capital

    The Company's approach with respect to revenue and expense is designed to promote long-term earnings growth, which in turn contributes to capital growth. Capital is primarily impacted by earnings retention, dividends, changes in other comprehensive income, and opportunistic share repurchases. The following chart shows the Company's book value and tangible book value per share over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

    The Company declared a quarterly cash dividend of $0.57 per share for the first quarter of 2024, representing an increase of 3.6% from the 2023 fourth quarter dividend rate of $0.55. During the first quarter of 2024, the Company repurchased 532,266 shares of its common stock for $31.0 million at an average price per share of $58.22, marking the completion of its previously announced $100 million buyback program.

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

The following table summarizes the calculation of tangible common equity to tangible assets ratio and tangible book value per share and shows the reconciliation of non-GAAP measures:

	March 31 2024	December 31 2023	September 30 2023	June 30 2023	March 31 2023
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders' equity (GAAP)	$2,884,208	$2,895,251	$2,885,408	$2,854,914	$2,830,909	(a)
Less: Goodwill and other intangibles	1,001,698	1,003,262	1,004,897	1,006,609	1,008,325
Tangible common equity (Non-GAAP)	1,882,510	1,891,989	1,880,511	1,848,305	1,822,584	(b)
Tangible assets
Assets (GAAP)	19,324,613	19,347,373	19,368,109	19,400,931	19,442,402	(c)
Less: Goodwill and other intangibles	1,001,698	1,003,262	1,004,897	1,006,609	1,008,325
Tangible assets (Non-GAAP)	$18,322,915	$18,344,111	$18,363,212	$18,394,322	$18,434,077	(d)
Common shares	42,452,457	42,873,187	44,141,973	44,130,901	44,114,827	(e)

Common equity to assets ratio (GAAP)	14.92%	14.96%	14.90%	14.72%	14.56%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	10.27%	10.31%	10.24%	10.05%	9.89%	(b/d)
Book value per share (GAAP)	$67.94	$67.53	$65.37	$64.69	$64.17	(a/e)
Tangible book value per share (Non-GAAP)	$44.34	$44.13	$42.60	$41.88	$41.31	(b/e)

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
There have been no material changes in critical accounting estimates during the first three months of 2024. Refer to "Critical Accounting Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2023 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company's securities portfolio primarily consists of U.S. Treasury, U.S. government agency securities, agency mortgage-backed securities, agency collateralized mortgage obligations, and small business administration pooled securities. Also included in the Company's securities portfolio are trading and equity securities related to certain employee benefit programs. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than noninsured or nonguaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs.

Total securities decreased by $85.1 million, or 2.9%, at March 31, 2024 as compared to December 31, 2023, driven primarily by paydowns, calls, maturities, and unrealized losses of $4.0 million in the available for sale portfolio. As a result, the Company's ratio of securities to total assets decreased to 14.7% at March 31, 2024 compared to 15.1% at December 31, 2023. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss ("CECL") methodology. Further details regarding the Company's measurement of expected credit losses on securities can be found in Note 2 “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

Residential Mortgage Loan Sales The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Depending on market conditions, the Bank may sell the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing asset is recognized. Additionally, as part of its asset/liability management strategy, the Bank may opt to retain certain residential real estate loan originations for its portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are found to be not accurate in all material respects. The Company incurred no material losses related to residential mortgage repurchases during the three months ended March 31, 2024 and 2023, respectively.

     The Company experienced a lower volume of residential real estate loan sales for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, driven primarily by reduced customer demand in the current interest rate environment. The following table shows the total residential real estate loans closed and the breakdown of amounts held in portfolio or sold (or held for sale) in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended March 31
	2024	2023
	(Dollars in thousands)
Held in portfolio	$30,538	$91,526
Sold or held for sale in the secondary market	46,501	9,934
Total closed loans	$77,039	$101,460
Total residential real estate loan closings decreased during the quarter ended March 31, 2024 compared to March 31, 2023, and a larger portion of new originations were sold in the secondary market versus retained in the Company's portfolio as compared to the prior year period, reflecting the Company's 2024 strategy to shift the majority of its residential production to the saleable market.

The table below reflects additional information related to the loans sold during the periods indicated and the sale or retention of the related servicing rights:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended March 31
	2024	2023
	(Dollars in thousands)
Sold with servicing rights released	$38,236	$11,589
Sold with servicing rights retained (1)	3,364	—
Total loans sold	$41,600	$11,589
(1)All loans sold with servicing rights retained during the above periods were sold without recourse.

In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $296.0 million, $298.8 million and $320.9 million at March 31, 2024, December 31, 2023, and March 31, 2023, respectively.
    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended March 31
	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$2,641	$2,947
Additions	24	—
Amortization	(105)	(136)
Change in valuation allowance	70	(1)
Balance at end of period	$2,630	$2,810
See Note 6, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio The Company's total loan portfolio at March 31, 2024 increased by $52.5 million, or 0.4% (1.5% on an annualized basis), when compared to December 31, 2023. The 2024 first quarter growth was primarily within the commercial real estate loan portfolio, reflecting transfers from the construction portfolio, modest new origination activity, and reduced levels of paydowns. The small business portfolio also continued its steady growth, rising by 3.86% during the first quarter of 2024, while the total consumer real estate portfolios remained generally in line with prior quarter.

The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types, including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of March 31, 2024:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $8.9 billion
Other: 4.1%
Owner Occupied: 12.3%
Healthcare: 1.7%
Retail: 17.0%
Multi-Family: 21.1%
Lodging: 8.2%
Industrial Warehouse: 9.4%
Mixed-Use Office: 2.1%
Residential - Related: 12.4%
Office: 11.7%

(Dollars in thousands)
Average loan size	$1,623
Largest individual commercial real estate mortgage outstanding	$61,493
Commercial real estate nonperforming loans/commercial real estate loans	0.27%

    Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of March 31, 2024:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $1.6 billion
All Other (11 Sectors): 21.3%
Retail Trade: 22.8%
Educational Services: 4.5%
Professional, Scientific, and Technical Services: 4.7%
Real Estate/Rental and Leasing: 15.6%
Manufacturing: 6.3%
Wholesale Trade: 8.1%
Construction: 8.2%
Administrative Support/ Waste Mgmt/Remediation Services: 8.5%

(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$399
Largest individual commercial and industrial loan outstanding	$36,820
Commercial and industrial nonperforming loans/commercial and industrial loans	1.12%

    The Company's consumer portfolio primarily consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines of credit that may be made as a fixed-rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for other personal needs. Other consumer loans primarily consist of installment loans and overdraft protections. The residential real estate, home equity and other consumer portfolios totaled $3.6 billion at March 31, 2024, as noted below:

Consumer Portfolio Composition
Total Portfolio of $3.6 Billion
Other consumer: 0.8%
Home equity - subordinate positions: 16.7%
Home equity - first position: 14.3%
Residential real estate: 68.2%

(Dollars in thousands)
Average loan size	$111
Largest individual consumer loan outstanding	$5,290
Consumer nonperforming loans/consumer loans	0.42%

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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	March 31 2024	December 31 2023	March 31 2023
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$17,640	$20,188	$26,343
Commercial real estate	24,213	22,952	18,038
Small business	316	398	242
Residential real estate	9,947	7,634	8,178
Home equity	4,805	3,171	3,282
Other consumer	20	40	129
Total	$56,941	$54,383	$56,212
Loans past due 90 days or more but still accruing
Commercial real estate	—	—	—
Home equity	—	—	23
Total	$—	$—	$23
Total nonperforming loans	$56,941	$54,383	$56,235
Other real estate owned	110	110	—
Total nonperforming assets (1)	$57,051	$54,493	$56,235
Nonperforming loans as a percent of gross loans	0.40%	0.38%	0.40%
Nonperforming assets as a percent of total assets	0.30%	0.28%	0.29%

    The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended
	March 31 2024	March 31 2023
	(Dollars in thousands)
Nonperforming assets beginning balance	$54,493	$54,881
New to nonperforming	19,258	5,416
Loans charged-off	(881)	(815)
Loans paid-off	(6,982)	(1,915)
Loans restored to performing status	(8,855)	(1,352)
Other	18	20
Nonperforming assets ending balance	$57,051	$56,235

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
Management's allowance for credit loss estimate incorporates an economic forecast over a reasonable and supportable period of 12 months. As of March 31, 2024, the forecast selected by management assumes that the Federal Reserve will begin easing rates gradually in mid-2024, inflation will return to 2% target by the end of 2024, job growth will slow in 2024 with unemployment rising modestly, home prices will remain stable through 2024, and that prices for office real estate will generally decrease as uncertainty over occupancy and operating cash flows persists. Additionally, the allowance for credit losses is qualitatively adjusted on a quarterly basis in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.

The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 6 - Summary Net Charge-Offs/(Recoveries) to Average Loans Outstanding

	Net Charge-Offs/(Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended March 31, 2024
Commercial and industrial	$(85)	$1,559,978	(0.02)%
Commercial real estate	—	8,110,813	—%
Commercial construction	—	842,480	—%
Small business	70	257,022	0.11%
Residential real estate	—	2,418,617	—%
Home equity	(133)	1,094,856	(0.05)%
Other consumer (1)	422	30,669	5.53%
Total	$274	$14,314,435	0.01%

	Net Charge-Offs/ (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended March 31, 2023
Commercial and industrial	$276	$1,618,330	0.07%
Commercial real estate	—	7,773,007	—%
Commercial construction	—	1,134,469	—%
Small business	(3)	222,543	(0.01)%
Residential real estate	—	2,056,524	—%
Home equity	(16)	1,089,056	(0.01)%
Other consumer (1)	281	32,767	3.48%
Total	$538	$13,926,696	0.02%
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances and the associated net charge-offs.

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 7 - Summary of Allocation of Allowance for Credit Losses

	March 31 2024			December 31 2023
	Allowance Amount	Allowance Amount as a Percentage of Total Allowance	Category of Loan as a Percentage of Total Loans	Allowance Amount	Allowance Amount as a Percentage of Total Allowance	Category of Loan as a Percentage of Total Loans
	(Dollars in thousands)
Commercial and industrial	$20,489	13.9%	11.0%	$19,243	13.5%	11.1%
Commercial real estate	77,929	53.0%	56.6%	74,148	52.2%	56.3%
Commercial construction	7,573	5.2%	5.8%	7,683	5.4%	6.0%
Small business	4,028	2.7%	1.8%	3,963	2.8%	1.8%
Residential real estate	24,180	16.5%	16.9%	23,637	16.6%	16.9%
Home equity	12,042	8.2%	7.7%	12,797	9.0%	7.7%
Other consumer	707	0.5%	0.2%	751	0.5%	0.2%
Total	$146,948	100.0%	100.0%	$142,222	100.0%	100.0%
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
Federal Home Loan Bank Stock The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. The Company's investments in FHLB of Boston stock increased to $46.3 million at March 31, 2024 compared to $43.6 million at December 31, 2023.
    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $1.0 billion at both March 31, 2024 and December 31, 2023.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company last performed its annual goodwill impairment testing during the third quarter of 2023, and determined that goodwill was not impaired as of August 31, 2023. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no other events or changes during the first quarter of 2024 that indicated impairment of goodwill and other intangible assets.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $298.4 million at March 31, 2024 compared to $297.4 million at December 31, 2023.
The Company recorded tax exempt income from life insurance policies of $1.9 million for each of the three months ended March 31, 2024 and 2023. There were $263,000 in gains on life insurance benefits recorded for the three months ended March 31, 2024 and $11,000 for the three months ended March 31, 2023.
Deposits As of March 31, 2024, total deposits were $15.0 billion, representing an $177.7 million, or 1.2%, increase from December 31, 2023. This increase was primarily driven by municipal deposit inflows and consumer demand for higher cost time deposits, partially offset by seasonal business deposit outflows. Though some level of product remixing persists, total noninterest bearing demand deposits comprised 29.71% of total deposits at March 31, 2024. The total cost of deposits was 1.48% and 0.59% for the three months ended March 31, 2024 and 2023, respectively.
The Company's deposits are comprised primarily of core deposits (demand, savings and money market), as well as time deposits. The Company's ratio of core deposits to total deposits represented 83.2% and 84.6% of total deposits as of March 31, 2024 and December 31, 2023, respectively, with the decrease driven primarily by core deposit outflows in conjunction with growth in higher yielding time deposits. In addition, the Company may also utilize brokered deposit sources, as needed, with balances of $91.0 million and $100.9 million outstanding at March 31, 2024 and December 31, 2023, respectively.
The Company's deposit accounts are insured to the maximum extent permitted by the Deposit Insurance Fund which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The Company participates in the IntraFi Network, allowing it to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to access a reciprocal deposit exchange that can be used to benefit customers seeking increased FDIC insurance protection, and amounted to $933.0 million and $959.1 million at March 31, 2024 and December 31, 2023, respectively. The estimated balance of uninsured deposits at the Bank were $4.7 billion and $4.6 billion as of March 31, 2024 and December 31, 2023, respectively. Included in these amounts are $798.9 million and $720.5 million of collateralized deposits, which offer additional protection.
Borrowings  The Company's borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings were $1.0 billion at March 31, 2024, representing a decrease of $193.0 million as compared to December 31, 2023. This decrease was driven primarily by a reduction in Federal Home Loan Bank borrowings of $143.0 million, in conjunction with deposit balance growth during the quarter. Additionally, the Company fully redeemed its outstanding subordinated debentures with an aggregate principal amount of $50.0 million during the quarter.
The Company had $8.5 billion of assets pledged as collateral against borrowings at both March 31, 2024 and December 31, 2023, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On March 21, 2024 the Company’s Board of Directors declared a cash dividend of $0.57 per share to shareholders of record as of the close of business on April 1, 2024. This dividend was paid on April 5, 2024.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At March 31, 2024 and December 31, 2023, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:
Table 8 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	March 31, 2024
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,217,952	15.57%	$1,139,815	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,017,183	14.16%	641,146	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,017,183	14.16%	854,861	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,017,183	10.95%	736,772	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,192,088	15.38%	$1,139,927	≥	8.0%	$1,424,908	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,052,319	14.40%	641,209	≥	4.5%	926,190	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,052,319	14.40%	854,945	≥	6.0%	1,139,927	≥	8.0%
Tier 1 capital (to average assets)	2,052,319	11.12%	738,358	≥	4.0%	922,948	≥	5.0%
	December 31, 2023
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,268,863	15.91%	$1,140,554	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,022,873	14.19%	641,562	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,022,873	14.19%	855,416	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,022,873	10.96%	737,984	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,183,436	15.32%	$1,140,550	≥	8.0%	$1,425,687	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,048,426	14.37%	641,559	≥	4.5%	926,696	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,048,426	14.37%	855,412	≥	6.0%	1,140,550	≥	8.0%
Tier 1 capital (to average assets)	2,048,426	11.10%	738,055	≥	4.0%	922,568	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At March 31, 2024, the Company's capital levels exceeded the buffer.
Dividend Restrictions The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company totaled $47.9 million and $66.4 million for the three months ended March 31, 2024 and 2023, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At both March 31, 2024 and December 31, 2023 there were $61.0 million in trust preferred securities included in the Tier 2 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management The following table presents total assets under administration and number of accounts held by the Rockland Trust Investment Management Group at the following dates:
Table 9 - Assets Under Administration

	March 31 2024	December 31 2023	March 31 2023
	(Dollars in thousands)
Assets under administration	$6,804,032	$6,537,905	$6,145,134
Number of trust, fiduciary and agency accounts	6,595	6,550	6,527
The Company's Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.

Accounts maintained by the Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. The Investment Management Group generated gross fee revenues of $9.1 million and $8.2 million for the three months ended March 31, 2024 and 2023, respectively. Total assets under administration at March 31, 2024 were $6.8 billion, including $396.9 million of investment solutions designed by Rockland Trust that are administered and executed through its agreement with LPL Financial ("LPL"), compared to $6.5 billion and $383.0 million, respectively, at December 31, 2023. The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC ("Bright Rock"), which provides institutional quality investment management services to both institutional and high net worth clients. Included in these same amounts as of March 31, 2024 and December 31, 2023 are assets under administration of $484.8 million and $449.8 million, respectively, related to Bright Rock.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.
The Bank has an agreement with LPL and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients. Retail investments and insurance revenue was $861,000 and $1.6 million for the three months ended March 31, 2024 and 2023, respectively.

RESULTS OF OPERATIONS
    The following table provides a summary of results of operations for the three months ended March 31, 2024 and 2023:
Table 10 - Summary of Results of Operations

	Three Months Ended March 31
	2024	2023
	(Dollars in thousands, except per share data)
Net income	$47,770	$61,247
Diluted earnings per share	$1.12	$1.36
Return on average assets	1.00%	1.30%
Return on average equity	6.63%	8.63%
Net interest margin	3.23%	3.79%

Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis ("FTE"), net interest income for the first quarter of 2024 was $138.6 million, representing a decrease of $21.5 million, or 13.4%, when compared to the first quarter of 2023, as rising deposit costs continued to counter the benefit of repriced assets, resulting in a reduction in net interest margin of 56 basis points to 3.23% for the first quarter of 2024.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three months ended March 31, 2024 and 2023. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income tax rate that would have been paid if the income had been fully taxable.
Table 11 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended March 31
	2024			2023
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$50,583	$483	3.84%	$73,608	$665	3.66%
Securities
Securities - trading	4,779	—	—%	4,095	—	—%
Securities - taxable investments	2,867,460	14,231	2.00%	3,117,024	15,309	1.99%
Securities - nontaxable investments (1)	190	2	4.23%	193	2	4.20%
Total securities	$2,872,429	$14,233	1.99%	$3,121,312	$15,311	1.99%
Loans held for sale	7,095	104	5.90%	2,474	34	5.57%
Loans (2)
Commercial and industrial (1)	1,559,978	27,629	7.12%	1,618,330	26,572	6.66%
Commercial real estate (1)	8,110,813	102,054	5.06%	7,773,007	89,581	4.67%
Commercial construction	842,480	15,421	7.36%	1,134,469	16,467	5.89%
Small business	257,022	4,160	6.51%	222,543	3,219	5.87%
Total commercial	10,770,293	149,264	5.57%	10,748,349	135,839	5.13%
Residential real estate	2,418,617	26,083	4.34%	2,056,524	19,358	3.82%
Home equity	1,094,856	18,444	6.78%	1,089,056	16,244	6.05%
Total consumer real estate	3,513,473	44,527	5.10%	3,145,580	35,602	4.59%
Other consumer	30,669	609	7.99%	32,767	577	7.14%
Total loans	$14,314,435	$194,400	5.46%	$13,926,696	$172,018	5.01%
Total interest-earning assets	$17,244,542	$209,220	4.88%	$17,124,090	$188,028	4.45%
Cash and due from banks	177,506			181,402
Federal Home Loan Bank stock	47,203			14,714
Other assets	1,809,640			1,844,556
Total assets	$19,278,891			$19,164,762
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$5,165,866	$14,856	1.16%	$5,745,357	$7,473	0.53%
Money market	2,844,014	15,991	2.26%	3,243,322	10,393	1.30%
Time deposits	2,297,219	23,473	4.11%	1,293,987	4,809	1.51%
Total interest-bearing deposits	$10,307,099	$54,320	2.12%	$10,282,666	$22,675	0.89%
Borrowings
Federal Home Loan Bank borrowings	$1,185,296	$14,631	4.96%	$298,413	$3,644	4.95%
Junior subordinated debentures	62,858	1,147	7.34%	62,856	1,001	6.46%
Subordinated debentures	40,651	508	5.03%	49,897	617	5.01%
Total borrowings	$1,288,805	$16,286	5.08%	$411,166	$5,262	5.19%

Total interest-bearing liabilities	$11,595,904	$70,606	2.45%	$10,693,832	$27,937	1.06%
Noninterest bearing demand deposits	4,439,107			5,219,531
Other liabilities	347,573			374,195
Total liabilities	$16,382,584			$16,287,558
Stockholders' equity	2,896,307			2,877,204
Total liabilities and stockholders' equity	$19,278,891			$19,164,762
Net interest income (1)		$138,614			$160,091
Interest rate spread (3)			2.43%			3.39%
Net interest margin (4)			3.23%			3.79%
Supplemental information
Total deposits, including demand deposits	$14,746,206	$54,320		$15,502,197	$22,675
Cost of total deposits			1.48%			0.59%
Total funding liabilities, including demand deposits	$16,035,011	$70,606		$15,913,363	$27,937
Cost of total funding liabilities			1.77%			0.71%

(1)The total amount of adjustment to interest income and yield on a FTE basis was $1.2 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.
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
Table 12 - Volume Rate Analysis

	Three Months Ended March 31
	2024 Compared To 2023
	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$26	$(208)	$(182)
Securities
Securities - taxable investments	148	(1,226)	(1,078)
Securities - nontaxable investments (1)	—	—	—
Total securities			(1,078)
Loans held for sale	6	64	70
Loans
Commercial and industrial (1)	2,015	(958)	1,057
Commercial real estate (1)	8,580	3,893	12,473
Commercial construction	3,192	(4,238)	(1,046)
Small business	442	499	941
Total commercial			13,425
Residential real estate	3,317	3,408	6,725
Home equity	2,113	87	2,200
Total consumer real estate			8,925
Other consumer	69	(37)	32
Total loans (1)(2)			22,382
Total income of interest-earning assets			$21,192
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$8,137	$(754)	$7,383
Money market	6,878	(1,280)	5,598
Time certificates of deposits	14,936	3,728	18,664
Total interest bearing deposits			31,645
Borrowings
Federal Home Loan Bank borrowings	157	10,830	10,987
Long-term borrowings	—	—	—
Junior subordinated debentures	146	—	146
Subordinated debentures	5	(114)	(109)
Total borrowings			11,024
Total expense of interest-bearing liabilities			42,669
Change in net interest income			$(21,477)

(1)Reflects income determined on a FTE basis. See footnote (1) to Table 11 in this Report for the related adjustments.
(2)Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an adequate level of allowance for credit losses. The Company recorded a provision for credit losses of $5.0 million and $7.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
The Company’s allowance for credit losses, as a percentage of total loans, was 1.03% at March 31, 2024, 1.00% at December 31, 2023, and 1.14% at March 31, 2023. Refer to Note 3, "Loans, Allowance for Credit Losses and Credit Quality" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses for the period.
Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 13 - Noninterest Income

	Three Months Ended
	March 31		Change
	2024	2023	Amount	%
	(Dollars in thousands)
Deposit account fees	$6,228	$5,916	$312	5.27%
Interchange and ATM fees	4,452	4,184	268	6.41%
Investment management and advisory	9,941	9,779	162	1.66%
Mortgage banking income	796	308	488	158.44%
Increase in cash surrender value of life insurance policies	1,928	1,854	74	3.99%
Gain on life insurance benefits	263	11	252	2,290.91%
Loan level derivative income	80	408	(328)	(80.39)%
Other noninterest income	6,255	5,782	473	8.18%
Total	$29,943	$28,242	$1,701	6.02%

The primary reasons for the variances in the noninterest income categories shown in the preceding table include:
•Deposit account fees increased during the three months ended March 31, 2024, as compared to the same prior year period driven primarily by increased cash management fees.
•Interchange and ATM fees for the three months ended March 31, 2024 increased as compared to the same prior year period due primarily to higher transaction volumes.
•Investment management and advisory income increased driven primarily by higher levels of assets under administration, which increased by $658.9 million, or 10.7%, to $6.8 billion at March 31, 2024 as compared to $6.1 billion at March 31, 2023. This increase was partially offset by higher insurance and retail commission income recognized during the first quarter of 2023 as compared to the current quarter.
•Mortgage banking income increased for the three months ended March 31, 2024 as compared to the same prior year period due to a greater portion of new originations being sold in the secondary market versus being retained in the Company's portfolio.
•Loan level derivative income decreased for the three months ended March 31, 2024 in comparison to the same prior year periods due to lower demand.
•Other noninterest income increased for the three months ended March 31, 2024, primarily attributable to increased FHLB dividend income and realized gains on sales of equity securities, partially offset by discounted purchases of Massachusetts historical tax credits made during the first quarter of 2023 and reduced unrealized gains on equity securities during the first quarter of 2024 compared to the same prior year period.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 14 - Noninterest Expense

	Three Months Ended
	March 31		Change
	2024	2023	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$57,174	$56,975	$199	0.35%
Occupancy and equipment expenses	13,467	12,822	645	5.03%
Data processing & facilities management	2,483	2,527	(44)	(1.74)%
Software and subscriptions	4,094	2,949	1,145	38.83%
FDIC assessment	2,982	2,610	372	14.25%
Debit card expense	2,478	2,171	307	14.14%
Consulting expense	1,428	2,077	(649)	(31.25)%
Amortization of intangible assets	1,563	1,815	(252)	(13.88)%
Other noninterest expenses	14,218	14,715	(497)	(3.38)%
Total	$99,887	$98,661	$1,226	1.24%

The primary reasons for the variances in the noninterest expense categories shown in the preceding table include:
•The increase in salaries and employee benefits was primarily attributable to increases in general salaries, incentive programs, medical plan insurance, and seasonal increases in payroll taxes, partially offset by decreased commissions and equity compensation.
•Occupancy and equipment expenses increased for the three months ended March 31, 2024, driven primarily by one-time lease exit costs associated with acquired leased locations as well as increased depreciation expense, partially offset by decreased utilities costs compared to the first quarter of 2023.
•Software and subscriptions increased primarily due to the Company's continued investment in its technology infrastructure.
•FDIC assessment increased compared to the same prior year period primarily due to an increase in the estimated FDIC special assessment recognized by the Company.
•Debit card expense increased due to higher processing fees driven by increased volume.
•Consulting expense decreased for the three months ended March 31, 2024 due primarily to the timing of strategic initiatives.
•Other noninterest expense decreased for the three months ended March 31, 2024, as compared to the same prior year period, primarily due to decreases in legal costs and examination and audit fees, partially offset by increases in card issuance costs and customer fraud reimbursements.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 15 - Tax Provision and Applicable Tax Rates

	Three Months Ended
	March 31
	2024	2023
	(Dollars in thousands)
Combined federal and state income tax provision	$14,725	$20,082
Effective income tax rate	23.56%	24.69%
Blended statutory tax rate	27.91%	27.85%

The Company’s effective tax rate for the first quarter of 2024 is lower as compared to the year ago period primarily due to lower pre-tax income as well as increased tax benefits from low income housing tax credits. The effective tax rates in the table above are lower than the blended statutory tax rates due to the impact of discrete items, including tax benefits related to low income housing tax credits and equity compensation, as well as certain tax preference assets such as life insurance policies, tax exempt bonds, and federal tax credits.

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2040, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $237.3 million, of which $176.8 million had been funded as of March 31, 2024. It is expected that the limited partnership investments will generate a net tax benefit of approximately $4.4 million for the fiscal year 2024 and a total of $34.9 million over the remaining life of the investments from the combination of the tax credits and operating losses.
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

The Company has implemented the “three lines of defense” enterprise risk management framework. The first line of defense are the executives in charge of business units, operational areas, and corporate functions who, sometimes assisted by management committees, teams, and working groups, own and manage risks. The second line of defense monitors and provides risk management advice across all risk domains, and is comprised of the enterprise risk management department, with oversight from the Chief Risk Officer. The third line of defense is independent assurance performed by the Chief Internal Auditor, who reports to the Audit Committee of the Company's Board of Directors, and by the Company's internal audit department.

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

The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available FHLB funding, less short-term liabilities relative to total assets, was within policy limits at March 31, 2024. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit include FHLB collateral requirements, securities portfolio changes, and the mix of deposits.

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

The following table depicts current and unused liquidity capacity from various sources as of the dates indicated:

Table 16 - Liquidity Sources

	March 31, 2024		December 31, 2023
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$962,535	$1,703,694	$1,105,541	$1,577,746
Federal Reserve Bank of Boston (2)	—	3,218,550	—	3,078,179
Unpledged Securities	—	1,173,065	—	1,187,882
Line of Credit	—	85,000	—	85,000
Junior subordinated debentures (3)	62,858	—	62,858	—
Subordinated debt (3)	—	—	49,980	—
Reciprocal deposits (3)	933,045	—	959,068	—
Brokered deposits (3)	90,954	—	100,923	—
	$2,049,392	$6,180,309	$2,278,370	$5,928,807

(1)Loans with a carrying value of $3.9 billion at both March 31, 2024 and December 31, 2023 were pledged to the FHLB of Boston.
(2)Loans with a carrying value of $4.7 billion and $4.6 billion at March 31, 2024 and December 31, 2023, respectively, were pledged to the Federal Reserve Bank of Boston.
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

The Company continually monitors both on and off balance sheet liquidity sources to understand vulnerabilities and when adjustments to the balance between sources and uses of funds may be necessary. Management regularly performs various liquidity stress testing scenarios and other analyses to assess potential liquidity outflows or funding concerns resulting from economic or industry disruptions, volatility in the financial markets, or unforeseen credit events. The results of these scenarios are used to inform the Company's Liquidity Contingency Plan and help provide the basis for its liquidity needs.

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
Table 17 - Interest Rate Sensitivity

	March 31
	2024	2023
	Year 1	Year 1
Parallel rate shocks (basis points)
-300	(3.3)%	(6.3)%
-200	(1.4)%	(3.7)%
-100	(0.3)%	(1.7)%
+100	—%	0.8%
+200	(0.2)%	1.4%
+300	(0.2)%	2.3%
+400	(0.1)%	3.3%

Gradual rate shifts (basis points)
-200 over 12 months	0.1%	(1.5)%
-100 over 12 months	0.1%	(0.7)%
+200 over 12 months	(0.4)%	0.7%
+400 over 24 months	n/a	0.7%

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

The most significant market factors affecting the Company’s net interest income during the three months ended March 31, 2024 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate, the secured overnight financing rate ("SOFR"), and other interest rates offered on long-term fixed rate loans.

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

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Information
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2024.
See Note 6, "Derivative and Hedging Activities" and Note 10, "Commitments and Contingencies" within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended March 31, 2024.

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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At March 31, 2024, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

    The section titled Risk Factors in Part I, Item 1A of the 2023 Form 10-K, includes a discussion of the material risks and uncertainties the Company faces, any one or more of which could have a material adverse effect on the Company's business, results of operations, or financial condition (including capital and liquidity). As of the date of this Report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of the 2023 Form 10-K which are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2024:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan or Program (3)
Period
January 1 to January 31, 2024	372,900	$59.59	372,900	$8,820,096
February 1 to February 29, 2024	171,477	$54.88	159,366	$—
March 1 to March 31, 2024	2,955	$49.44	—	$—
Total	547,332	$58.06	532,266
(1)Of these shares, 12,111 shares and 2,955 shares were surrendered in February 2024 and March 2024, respectively, in connection with the vesting of equity compensation grants to satisfy related tax withholding obligations.
(2)During the three months ended March 31, 2024, the average price per share of repurchased shares was $58.22 and the average price per share of surrendered shares related to tax withholding obligations was $52.50.
(3)On October 19, 2023, the Company announced a stock buyback plan which authorized repurchases by the Company of up to $100 million in common stock. Repurchases under the plan were made from time to time on the open market and in privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The 532,266 shares repurchased under the program during the three months ended March 31, 2024 represented full completion of the program.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - Not Applicable.

Item 5. Other Information

(a)None

(b)None

(c)Insider Rule 10b5-1 Trading Plans. During the quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
INDEPENDENT BANK CORP.
(registrant)

May 8, 2024	/s/ Jeffrey J. Tengel
Jeffrey J. Tengel President and Chief Executive Officer (Principal Executive Officer)

May 8, 2024	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)