Form 10-Q
period 2024-06-30
INDEPENDENT BANK CORP
filed 2024-08-06
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of August 5, 2024, there were 42,483,113 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	June 30 2024	December 31 2023
Assets
Cash and due from banks	$192,845	$178,861
Interest-earning deposits with banks	121,036	45,469
Securities
Trading	4,384	4,987
Equity	21,028	22,510
Available for sale (amortized cost $1,344,856 and $1,459,862)	1,220,656	1,334,256
Held to maturity (fair value $1,357,869 and $1,417,608)	1,519,655	1,569,107
Total securities	2,765,723	2,930,860
Loans held for sale (at fair value)	17,850	6,368
Loans
Commercial and industrial	1,602,752	1,579,986
Commercial real estate	8,151,805	8,041,508
Commercial construction	786,743	849,586
Small business	269,270	251,956
Residential real estate	2,439,646	2,424,754
Home equity - first position	504,403	518,706
Home equity - subordinate positions	612,404	578,920
Other consumer	33,919	32,654
Total loans	14,400,942	14,278,070
Less: allowance for credit losses	(150,859)	(142,222)
Net loans	14,250,083	14,135,848
Federal Home Loan Bank stock	32,738	43,557
Bank premises and equipment, net	191,303	193,049
Goodwill	985,072	985,072
Other intangible assets	15,161	18,190
Cash surrender value of life insurance policies	300,111	297,387
Other assets	539,115	512,712
Total assets	$19,411,037	$19,347,373
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$4,418,891	$4,567,083
Savings and interest checking accounts	5,241,154	5,298,913
Money market	3,058,109	2,818,072
Time certificates of deposit	2,691,433	2,181,479
Total deposits	15,409,587	14,865,547
Borrowings
Federal Home Loan Bank borrowings	630,527	1,105,541
Junior subordinated debentures (less unamortized debt issuance costs of $29 and $30)	62,859	62,858

Subordinated debentures (less unamortized debt issuance costs of $20)	—	49,980
Total borrowings	693,386	1,218,379
Other liabilities	388,815	368,196
Total liabilities	16,491,788	16,452,122
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 42,469,867 shares at June 30, 2024 and 42,873,187 shares at December 31, 2023 (includes 207,354 and 162,812 shares of unvested participating restricted stock awards, respectively)	423	427
Value of shares held in rabbi trust at cost: 78,726 shares at June 30, 2024 and 80,222 shares at December 31, 2023	(3,353)	(3,298)
Deferred compensation and other retirement benefit obligations	3,353	3,298
Additional paid in capital	1,904,869	1,932,163
Retained earnings	1,128,182	1,077,488
Accumulated other comprehensive loss, net of tax	(114,225)	(114,827)
Total stockholders’ equity	2,919,249	2,895,251
Total liabilities and stockholders' equity	$19,411,037	$19,347,373
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Interest income
Interest and fees on loans	$197,274	$179,759	$390,500	$350,685
Taxable interest and dividends on securities	13,992	15,581	28,223	30,890
Nontaxable interest and dividends on securities	2	2	3	3
Interest on loans held for sale	199	39	303	73
Interest on federal funds sold and short-term investments	397	3,312	880	3,977
Total interest and dividend income	211,864	198,693	419,909	385,628
Interest expense
Interest on deposits	61,469	31,909	115,789	54,584
Interest on borrowings	12,469	14,238	28,755	19,500
Total interest expense	73,938	46,147	144,544	74,084
Net interest income	137,926	152,546	275,365	311,544
Provision for credit losses	4,250	5,000	9,250	12,250
Net interest income after provision for credit losses	133,676	147,546	266,115	299,294
Noninterest income
Deposit account fees	6,332	5,508	12,560	11,424
Interchange and ATM fees	4,753	4,478	9,205	8,662
Investment management and advisory	10,987	10,348	20,928	20,127
Mortgage banking income	1,320	670	2,116	978
Increase in cash surrender value of life insurance policies	2,000	1,940	3,928	3,794
Gain on life insurance benefits	—	176	263	187
Loan level derivative income	473	1,275	553	1,683
Other noninterest income	6,465	6,362	12,720	12,144
Total noninterest income	32,330	30,757	62,273	58,999
Noninterest expenses
Salaries and employee benefits	57,162	53,975	114,336	110,950
Occupancy and equipment expenses	12,472	12,385	25,939	25,207
Data processing and facilities management	2,405	2,530	4,888	5,057
Software and subscriptions	4,475	3,134	8,569	6,083
FDIC assessment	2,694	2,674	5,676	5,284
Consulting expense	1,997	1,935	3,425	4,012
Advertising	1,826	1,641	2,986	2,858
Debit card expense	1,602	2,217	4,080	4,388
Amortization of intangible assets	1,465	1,716	3,028	3,531
Other noninterest expenses	13,516	13,348	26,574	26,846
Total noninterest expenses	99,614	95,555	199,501	194,216
Income before income taxes	66,392	82,748	128,887	164,077
Provision for income taxes	15,062	20,104	29,787	40,186
Net income	$51,330	$62,644	$99,100	$123,891
Basic earnings per share	$1.21	$1.42	$2.33	$2.78
Diluted earnings per share	$1.21	$1.42	$2.33	$2.78
Weighted average common shares (basic)	42,468,658	44,129,152	42,511,186	44,564,209
Common share equivalents	4,308	7,573	8,592	13,568
Weighted average common shares (diluted)	42,472,966	44,136,725	42,519,778	44,577,777
Cash dividends declared per common share	$0.57	$0.55	$1.14	$1.10
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Net income	$51,330	$62,644	$99,100	$123,891
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	3,392	(11,451)	384	5,617
Net change in fair value of cash flow hedges	1,735	(5,448)	247	4,715
Net change in other comprehensive income for defined benefit postretirement plans	(14)	(91)	(29)	(183)
Total other comprehensive income (loss)	5,113	(16,990)	602	10,149
Total comprehensive income	$56,443	$45,654	$99,702	$134,040
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2024 and 2023
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance March 31, 2024	42,452,457	$422	$(3,403)	$3,403	$1,902,063	$1,101,061	$(119,338)	$2,884,208
Net income	—	—	—	—	—	51,330	—	51,330
Other comprehensive income	—	—	—	—	—	—	5,113	5,113
Common dividend declared ($0.57 per share)	—	—	—	—	—	(24,209)	—	(24,209)
Stock based compensation	—	—	—	—	2,139	—	—	2,139
Restricted stock awards issued, net of awards surrendered	4,068	1	—	—	4	—	—	5
Shares issued under direct stock purchase plan	13,342	—	—	—	663	—	—	663
Deferred compensation and other retirement benefit obligations	—	—	50	(50)	—	—	—	—
Balance June 30, 2024	42,469,867	$423	$(3,353)	$3,353	$1,904,869	$1,128,182	$(114,225)	$2,919,249

Balance March 31, 2023	44,114,827	$439	$(3,286)	$3,286	$1,995,077	$971,338	$(135,945)	$2,830,909
Net income	—	—	—	—	—	62,644	—	62,644
Other comprehensive loss	—	—	—	—	—	—	(16,990)	(16,990)
Common dividend declared ($0.55 per share)	—	—	—	—	—	(24,247)	—	(24,247)
Stock based compensation	—	—	—	—	1,921	—	—	1,921
Restricted stock awards issued, net of awards surrendered	5,484	1	—	—	(1)	—	—	—
Shares issued under direct stock purchase plan	10,590	—	—	—	677	—	—	677
Deferred compensation and other retirement benefit obligations	—	—	(3)	3	—	—	—	—
Balance June 30, 2023	44,130,901	$440	$(3,289)	$3,289	$1,997,674	$1,009,735	$(152,935)	$2,854,914

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2024 and 2023
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2023	42,873,187	$427	$(3,298)	$3,298	$1,932,163	$1,077,488	$(114,827)	$2,895,251
Net income	—	—	—	—	—	99,100	—	99,100
Other comprehensive income	—	—	—	—	—	—	602	602
Common dividend declared ($1.14 per share)	—	—	—	—	—	(48,406)	—	(48,406)
Stock based compensation	—	—	—	—	3,439	—	—	3,439
Restricted stock awards issued, net of awards surrendered	105,313	1	—	—	(762)	—	—	(761)
Shares issued under direct stock purchase plan	23,633	—	—	—	1,321	—	—	1,321
Shares repurchased under share repurchase program (1)	(532,266)	(5)	—	—	(31,292)	—	—	(31,297)
Deferred compensation and other retirement benefit obligations	—	—	(55)	55	—	—	—	—
Balance June 30, 2024	42,469,867	$423	$(3,353)	$3,353	$1,904,869	$1,128,182	$(114,225)	$2,919,249

Balance December 31, 2022	45,641,238	$455	$(3,227)	$3,227	$2,114,888	$934,442	$(163,084)	$2,886,701
Net income	—	—	—	—	—	123,891	—	123,891
Other comprehensive income	—	—	—	—	—	—	10,149	10,149
Common dividend declared ($1.10 per share)	—	—	—	—	—	(48,598)	—	(48,598)
Proceeds from exercise of stock options, net of cash paid	1,666	—	—	—	80	—	—	80
Stock based compensation	—	—	—	—	3,593	—	—	3,593
Restricted stock awards issued, net of awards surrendered	86,559	1	—	—	(1,111)	—	—	(1,110)
Shares issued under direct stock purchase plan	18,471	—	—	—	1,319	—	—	1,319
Shares repurchased under share repurchase program (1)	(1,617,033)	(16)	—	—	(121,095)	—	—	(121,111)
Deferred compensation and other retirement benefit obligations	—	—	(62)	62	—	—	—	—
Balance June 30, 2023	44,130,901	$440	$(3,289)	$3,289	$1,997,674	$1,009,735	$(152,935)	$2,854,914
(1)     Inclusive of $311,000 and $1.2 million impact of excise tax attributable to shares repurchased under the share repurchase program during the six months ended June 30, 2024 and June 30, 2023, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Six Months Ended
	June 30
	2024	2023
Cash flow from operating activities
Net income	$99,100	$123,891
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,185	18,383
Change in unamortized net loan costs and fees	(597)	(817)
Accretion of acquired loans	(222)	(688)
Provision for credit losses	9,250	12,250
Deferred income tax expense	3,832	339
Net gain on equity securities	(502)	(635)
Net loss on bank premises and equipment	68	115
Realized gain on sale leaseback transaction	—	(193)
Stock based compensation	3,439	3,593
Increase in cash surrender value of life insurance policies	(3,928)	(3,803)
Gain on life insurance benefits	(263)	(187)
Operating lease payments	(6,819)	(6,908)
Operating lease termination payments	(389)	—
Change in fair value on loans held for sale	(183)	3
Net change in:
Trading assets	603	(589)
Loans held for sale	(11,299)	(3,777)
Other assets	(4,609)	15,903
Other liabilities	8,128	(14,650)
Total adjustments	17,694	18,339
Net cash provided by operating activities	116,794	142,230
Cash flows provided by (used in) investing activities
Purchases of equity securities	(341)	(284)
Proceeds from maturities and principal repayments of securities available for sale	114,843	33,346
Proceeds from maturities and principal repayments of securities held to maturity	51,473	84,000
Net redemptions (purchases) of Federal Home Loan Bank stock	10,819	(34,270)
Investments in low income housing projects	(15,393)	(16,992)
Purchases of life insurance policies	(99)	(99)
Proceeds from life insurance policies	1,566	11
Net increase in loans	(122,666)	(233,753)
Purchases of bank premises and equipment	(8,197)	(6,646)
Proceeds from the sale of bank premises and equipment	32	52
Net cash provided by (used in) investing activities	32,037	(174,635)
Cash flows used in financing activities
Net increase in time deposits	509,883	600,435
Net increase (decrease) in other deposits	34,086	(1,231,431)
Net (repayments of) advances from Federal Home Loan Bank borrowings	(475,000)	787,860
Repayments of subordinated debentures	(50,000)	—

Net proceeds from exercise of stock options	—	80
Restricted stock awards issued, net of awards surrendered	(793)	(1,116)
Proceeds from shares issued under direct stock purchase plan	1,308	1,313
Payments for shares repurchased under share repurchase program	(30,986)	(119,951)
Common dividends paid	(47,778)	(49,454)
Net cash used in financing activities	(59,280)	(12,264)
Net increase (decrease) in cash and cash equivalents	89,551	(44,669)
Cash and cash equivalents at beginning of year	224,330	352,933
Cash and cash equivalents at end of period	$313,881	$308,264
Supplemental schedule of noncash investing and financing activities
Net increase in capital commitments relating to low income housing project investments	$29,285	$15,683
Recognition of operating lease at commencement and/or at extension	$2,601	$3,943
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “2023 Form 10-K”).

NOTE 2 - SECURITIES

Trading Securities
The Company had trading securities of $4.4 million and $5.0 million as of June 30, 2024 and December 31, 2023, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $21.0 million and $22.5 million as of June 30, 2024 and December 31, 2023, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the consolidated statements of income that relate to equity securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
	Dollars in thousands
Net (losses) gains recognized during the period on equity securities	$(107)	$267	502	635
Less: net gains recognized during the period on equity securities sold during the period	3	—	438	1
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(110)	$267	$64	$634
Available for Sale Securities
The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at the dates indicated:

	June 30, 2024					December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$229,828	$—	$(23,946)	$—	$205,882	$230,198	$—	$(23,060)	$—	$207,138
U.S. treasury securities	724,820	—	(51,405)	—	673,415	824,597	—	(55,495)	—	769,102
Agency mortgage-backed securities	304,616	18	(38,574)	—	266,060	314,269	24	(37,246)	—	277,047
Agency collateralized mortgage obligations	33,436	—	(2,505)	—	30,931	35,713	6	(2,530)	—	33,189
State, county, and municipal securities	195	—	(5)	—	190	195	—	(5)	—	190
Pooled trust preferred securities issued by banks and insurers	1,180	—	(143)	—	1,037	1,188	—	(170)	—	1,018
Small business administration pooled securities	50,781	—	(7,640)	—	43,141	53,702	—	(7,130)	—	46,572
Total available for sale securities	$1,344,856	$18	$(124,218)	$—	$1,220,656	$1,459,862	$30	$(125,636)	$—	$1,334,256

Excluded from the table above is accrued interest on available for sale securities of $3.3 million and $3.4 million at June 30, 2024 and December 31, 2023, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities during the three and six months ended June 30, 2024 and 2023. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at June 30, 2024 and December 31, 2023.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three and six months ended June 30, 2024 and 2023, and therefore no gains or losses were realized during the periods presented.

The following tables show the gross unrealized losses and fair value of the Company’s available for sale securities in an unrealized loss position as of the dates indicated. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2024
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$205,882	$(23,946)	$205,882	$(23,946)
U.S. treasury securities	15	—	—	673,415	(51,405)	673,415	(51,405)
Agency mortgage-backed securities	122	598	(4)	263,528	(38,570)	264,126	(38,574)
Agency collateralized mortgage obligations	12	1,026	(4)	29,906	(2,501)	30,932	(2,505)
State, county, and municipal securities	1	—	—	190	(5)	190	(5)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,037	(143)	1,037	(143)
Small business administration pooled securities	8	—	—	43,141	(7,640)	43,141	(7,640)
Total	168	$1,624	$(8)	$1,217,099	$(124,210)	$1,218,723	$(124,218)

	December 31, 2023
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$207,138	$(23,060)	$207,138	$(23,060)
U.S. treasury securities	17	—	—	769,102	(55,495)	769,102	(55,495)
Agency mortgage-backed securities	115	1,091	(11)	273,447	(37,235)	274,538	(37,246)
Agency collateralized mortgage obligations	12	339	(2)	31,682	(2,528)	32,021	(2,530)
State, county, and municipal securities	1	190	(5)	—	—	190	(5)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,018	(170)	1,018	(170)
Small business administration pooled securities	8	—	—	46,572	(7,130)	46,572	(7,130)
Total	163	$1,620	$(18)	$1,328,959	$(125,618)	$1,330,579	$(125,636)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments during the three and six months ended June 30, 2024 and 2023. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at June 30, 2024:
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

Held to Maturity Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized at the dates indicated:

	June 30, 2024					December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$28,655	$—	$(549)	$—	$28,106	$29,521	$—	$(1,113)	$—	$28,408
U.S. treasury securities	100,751	—	(9,669)	—	91,082	100,712	—	(9,177)	—	91,535
Agency mortgage-backed securities	809,636	71	(71,216)	—	738,491	829,431	175	(65,878)	—	763,728
Agency collateralized mortgage obligations	451,912	—	(71,966)	—	379,946	477,517	—	(69,606)	—	407,911
Single issuer trust preferred securities issued by banks	1,500	—	(128)	—	1,372	1,500	—	(127)	—	1,373
Small business administration pooled securities	127,201	—	(8,329)	—	118,872	130,426	384	(6,157)	—	124,653
Total held to maturity securities	$1,519,655	$71	$(161,857)	$—	$1,357,869	$1,569,107	$559	$(152,058)	$—	$1,417,608
Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three and six months ended June 30, 2024 and 2023. Excluded from the table above is accrued interest on held to maturity securities of $4.1 million and $4.3 million at June 30, 2024 and December 31, 2023, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities during the three and six months ended June 30, 2024 and 2023. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at June 30, 2024 and December 31, 2023.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three and six months ended June 30, 2024 and 2023, and therefore no gains or losses were realized for such periods.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of June 30, 2024, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity at June 30, 2024 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$199,070	$179,101	$30,758	$26,781	$—	$—	$229,828	$205,882
U.S. treasury securities	197,104	191,812	527,716	481,603	—	—	—	—	724,820	673,415
Agency mortgage-backed securities	—	—	140,024	125,562	42,952	37,416	121,640	103,082	304,616	266,060
Agency collateralized mortgage obligations	—	—	—	—	2,688	2,454	30,748	28,477	33,436	30,931
State, county, and municipal securities	—	—	195	190	—	—	—	—	195	190
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,180	1,037	1,180	1,037
Small business administration pooled securities	—	—	—	—	—	—	50,781	43,141	50,781	43,141
Total available for sale securities	$197,104	$191,812	$867,005	$786,456	$76,398	$66,651	$204,349	$175,737	$1,344,856	$1,220,656
Held to maturity securities
U.S. government agency securities	$28,655	$28,106	$—	$—	$—	$—	$—	$—	$28,655	$28,106
U.S. treasury securities	—	—	99,759	90,268	992	814	—	—	100,751	91,082
Agency mortgage-backed securities	—	—	463,862	429,532	163,010	141,624	182,764	167,335	809,636	738,491
Agency collateralized mortgage obligations	—	—	63,317	58,403	18,813	16,623	369,782	304,920	451,912	379,946
Single issuer trust preferred securities issued by banks	—	—	1,500	1,372	—	—	—	—	1,500	1,372
Small business administration pooled securities	—	—	—	—	7,222	6,626	119,979	112,246	127,201	118,872
Total held to maturity securities	$28,655	$28,106	$628,438	$579,575	$190,037	$165,687	$672,525	$584,501	$1,519,655	$1,357,869
Total	$225,759	$219,918	$1,495,443	$1,366,031	$266,435	$232,338	$876,874	$760,238	$2,864,511	$2,578,525
Included in the table above are $25.5 million of callable securities at June 30, 2024.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $2.2 billion and $1.7 billion at June 30, 2024 and December 31, 2023, respectively.
At June 30, 2024 and December 31, 2023, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

NOTE 3 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended June 30, 2024
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$20,489	$77,929	$7,573	$4,028	$24,180	$12,042	$707	$146,948
Charge-offs	—	—	—	(60)	—	(11)	(737)	(808)
Recoveries	2	—	—	12	—	148	307	469
Provision for (release of) credit losses	393	2,572	231	79	656	(424)	743	4,250
Ending balance (1)	$20,884	$80,501	$7,804	$4,059	$24,836	$11,755	$1,020	$150,859

	Three Months Ended June 30, 2023
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$36,932	$76,198	$9,248	$3,338	$20,454	$12,428	$533	$159,131
Charge-offs	(23,190)	—	—	(59)	—	—	(518)	(23,767)
Recoveries	16	—	—	8	—	10	249	283
Provision for (release of) credit losses	1,384	2,198	(210)	319	1,011	(5)	303	5,000
Ending balance (1)	$15,142	$78,396	$9,038	$3,606	$21,465	$12,433	$567	$140,647

	Six Months Ended June 30, 2024
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$19,243	$74,148	$7,683	$3,963	$23,637	$12,797	$751	$142,222
Charge-offs	—	—	—	(169)	—	(11)	(1,509)	(1,689)
Recoveries	87	—	—	51	—	281	657	1,076
Provision for (release of) credit losses	1,554	6,353	121	214	1,199	(1,312)	1,121	9,250
Ending balance (1)	$20,884	$80,501	$7,804	$4,059	$24,836	$11,755	$1,020	$150,859

	Six Months Ended June 30, 2023
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$27,559	$77,799	$10,762	$2,834	$20,973	$11,504	$988	$152,419
Charge-offs	(23,471)	—	—	(87)	—	—	(1,024)	(24,582)
Recoveries	21	—	—	39	—	26	474	560
Provision for (release of) credit losses	11,033	597	(1,724)	820	492	903	129	12,250
Ending balance (1)	$15,142	$78,396	$9,038	$3,606	$21,465	$12,433	$567	$140,647
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $59.2 million and $54.0 million as of June 30, 2024 and June 30, 2023, respectively.

The balance of allowance for credit losses increased to $150.9 million as of June 30, 2024 compared to $142.2 million at December 31, 2023, driven primarily by specific reserve allocation on certain commercial loans as well as net loan growth during the three and six months ended June 30, 2024.
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

For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. As a result, for this portfolio the Company utilizes a pass/default risk-rating system, based on an age analysis (i.e., days past due) associated with each consumer loan. Under this structure, consumer loans less than 90 days past due are assigned a “pass” rating, while any consumer loans 90 days or more past due are assigned a “default” rating.

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass	$223,337	$209,490	$138,897	$65,456	$48,408	$138,382	$688,496	$—	$1,512,466
Special mention	10,745	2,230	1,055	367	—	115	46,629	—	61,141
Substandard	2,100	162	—	485	—	37	26,361	—	29,145
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$236,182	$211,882	$139,952	$66,308	$48,408	$138,534	$761,486	$—	$1,602,752
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$483,165	$1,102,879	$1,169,539	$1,277,585	$1,168,111	$2,427,116	$97,051	$672	$7,726,118
Special mention	7,552	6,587	29,574	53,526	43,884	140,827	352	—	282,302
Substandard	20,392	67,983	25,714	13,296	4,577	3,792	—	—	135,754
Doubtful	—	—	—	—	—	7,631	—	—	7,631
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$511,109	$1,177,449	$1,224,827	$1,344,407	$1,216,572	$2,579,366	$97,403	$672	$8,151,805
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial construction
Pass	$116,191	$162,237	$310,484	$96,884	$5,476	$24,984	$21,426	$1,522	$739,204
Special mention	2,090	—	—	5,911	—	—	—	—	8,001
Substandard	10,588	—	9,193	19,757	—	—	—	—	39,538
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$128,869	$162,237	$319,677	$122,552	$5,476	$24,984	$21,426	$1,522	$786,743
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Small business
Pass	$30,468	$47,442	$47,136	$35,359	$22,867	$31,641	$50,424	$—	$265,337
Special mention	48	122	21	99	150	242	727	—	1,409
Substandard	393	389	67	84	452	475	664	—	2,524
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total small business	$30,909	$47,953	$47,224	$35,542	$23,469	$32,358	$51,815	$—	$269,270
Current-period gross write-offs	$—	$—	$28	$—	$—	$—	$141	$—	$169

Residential real estate
Pass	$86,414	$492,023	$627,025	$393,627	$180,537	$656,400	$—	$—	$2,436,026
Default	—	—	—	—	728	2,892	—	—	3,620
Total residential real estate	$86,414	$492,023	$627,025	$393,627	$181,265	$659,292	$—	$—	$2,439,646
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$10,406	$26,383	$35,059	$52,280	$47,471	$138,993	$795,978	$7,523	$1,114,093
Default	—	—	83	—	—	194	2,202	235	2,714
Total home equity	$10,406	$26,383	$35,142	$52,280	$47,471	$139,187	$798,180	$7,758	$1,116,807

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$11	$—	$11

Other consumer (2)
Pass	$344	$583	$213	$916	$464	$1,617	$29,781	$—	$33,918
Default	—	—	—	—	—	—	1	—	1
Total other consumer	$344	$583	$213	$916	$464	$1,617	$29,782	$—	$33,919
Current-period gross write-offs	$1,499	$—	$—	$—	$—	$—	$10	$—	$1,509

Total	$1,004,233	$2,118,510	$2,394,060	$2,015,632	$1,523,125	$3,575,338	$1,760,092	$9,952	$14,400,942
Total current-period gross write-offs	$1,499	$—	$28	$—	$—	$—	$162	$—	$1,689

	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass	$255,397	$206,214	$117,268	$98,942	$49,317	$120,734	$819,928	$—	$1,667,800
Special mention	136	1,331	660	805	653	666	27,334	—	31,585
Substandard	170	6,797	1,282	148	1,086	387	13,964	—	23,834
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$255,703	$214,342	$119,210	$99,895	$51,056	$121,787	$861,226	$—	$1,723,219
Current-period gross write-offs	$—	$—	$—	$—	$—	$34	$23,437	$—	$23,471

Commercial real estate
Pass	$508,627	$1,189,436	$1,384,305	$1,318,126	$662,064	$2,264,182	$66,612	$857	$7,394,209
Special mention	62,601	22,115	72,507	15,215	3,268	131,636	—	—	307,342
Substandard	542	24,678	13,688	20,421	13,911	23,786	—	—	97,026
Doubtful	—	14,219	—	—	—	—	—	—	14,219
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$571,770	$1,250,448	$1,470,500	$1,353,762	$679,243	$2,419,604	$66,612	$857	$7,812,796
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial construction
Pass	$112,698	$489,700	$247,726	$48,793	$48,062	$4,749	$25,148	$—	$976,876
Special mention	16,910	5,023	—	3,866	—	—	—	—	25,799
Substandard	8,659	11,462	—	—	—	—	—	—	20,121
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$138,267	$506,185	$247,726	$52,659	$48,062	$4,749	$25,148	$—	$1,022,796
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Small business
Pass	$26,279	$53,998	$41,861	$28,187	$14,902	$24,741	$43,853	$—	$233,821
Special mention	—	—	—	157	—	216	305	—	678
Substandard	370	135	137	335	—	551	1,065	—	2,593
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total small business	$26,649	$54,133	$41,998	$28,679	$14,902	$25,508	$45,223	$—	$237,092
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$87	$—	$87

Residential real estate
Pass	$246,831	$652,380	$411,534	$188,281	$91,726	$627,591	$—	$—	$2,218,343
Default	—	—	—	594	—	2,347	—	—	2,941
Total residential real estate	$246,831	$652,380	$411,534	$188,875	$91,726	$629,938	$—	$—	$2,221,284
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$14,533	$41,442	$57,879	$52,017	$30,658	$132,915	$762,582	$2,288	$1,094,314
Default	—	—	—	—	—	—	942	142	1,084
Total home equity	$14,533	$41,442	$57,879	$52,017	$30,658	$132,915	$763,524	$2,430	$1,095,398
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer (2)
Pass	$307	$457	$1,542	$1,075	$559	$2,445	$20,940	$—	$27,325
Default	—	—	—	—	—	—	1	—	1
Total other consumer	$307	$457	$1,542	$1,075	$559	$2,445	$20,941	$—	$27,326
Current-period gross write-offs	$1,003	$—	$—	$—	$—	$7	$14	$—	$1,024

Total	$1,254,060	$2,719,387	$2,350,389	$1,776,962	$916,206	$3,336,946	$1,782,674	$3,287	$14,139,911
Total current -period gross write-offs	$1,003	$—	$—	$—	$—	$41	$23,538	$—	$24,582
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

	June 30 2024	December 31 2023
Residential real estate portfolio
FICO score (re-scored)(1)	755	754
LTV (re-valued)(2)	58.7%	59.8%
Home equity portfolio
FICO score (re-scored)(1)	769	770
LTV (re-valued)(2)(3)	43.5%	43.3%
(1)The average FICO scores at June 30, 2024 are based upon rescores from June 2024 as available for previously originated loans, or origination score data for loans booked in June 2024.  The average FICO scores at December 31, 2023 were based upon rescores available from December 2023, as available for previously originated loans, or origination score data for loans booked in December 2023.
(2)The combined LTV ratios for June 30, 2024 are based upon updated automated valuations as of May 2024, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2023 were based upon updated automated valuations as of November 2023, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At June 30, 2024 and December 31, 2023, the Company's estimated reserve for unfunded commitments amounted to $1.4 million and $1.5 million, respectively.

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
The following table shows information regarding nonaccrual loans as of the dates indicated:

	Nonaccrual Balances
	June 30, 2024			December 31, 2023
	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total
	(Dollars in thousands)
Commercial and industrial	$17,793	$—	$17,793	$19,890	$298	$20,188
Commercial real estate	23,479	—	23,479	11,911	11,041	22,952
Small business	437	—	437	394	4	398
Residential real estate	10,629	—	10,629	7,634	—	7,634
Home equity	5,090	—	5,090	3,171	—	3,171
Other consumer	23	—	23	40	—	40
Total nonaccrual loans	$57,451	$—	$57,451	$43,040	$11,343	$54,383
(1)Nonaccrual balances reported above without an allowance for credit losses are attributable to loans evaluated on an individual basis where it was determined that there was no risk of loss due to sufficient underlying collateral values.
It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans during the three and six months ended June 30, 2024 and 2023, respectively, except for instances where nonaccrual loans were paid off in excess of the recorded book balance. Total accrued interest reversed against interest income amounted to $112,000 and $345,000 for the three months ended June 30, 2024 and 2023, respectively, and $497,000 and $425,000 for the six months ended June 30, 2024 and 2023, respectively.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$110	$110
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,134	$1,697

The following tables show the age analysis of past due financing receivables as of the dates indicated:

	June 30, 2024
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	5	$164	2	$147	5	$17,782	12	$18,093	$1,584,659	$1,602,752	$—
Commercial real estate	4	1,483	2	1,745	3	19,422	9	22,650	8,129,155	8,151,805	—
Commercial construction	—	—	—	—	—	—	—	—	786,743	786,743	—
Small business	9	205	5	236	7	122	21	563	268,707	269,270	—
Residential real estate	15	3,422	9	2,037	7	1,583	31	7,042	2,432,604	2,439,646	—
Home equity	9	939	4	333	15	2,713	28	3,985	1,112,822	1,116,807	—
Other consumer (1)	424	259	15	55	1	1	440	315	33,604	33,919	—
Total	466	$6,472	37	$4,553	38	$41,623	541	$52,648	$14,348,294	$14,400,942	$—

	December 31, 2023
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)	Amortized Cost >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	6	$398	1	$17,538	2	$673	9	$18,609	$1,561,377	$1,579,986	$—
Commercial real estate	8	14,674	2	8,419	3	7,279	13	30,372	8,011,136	8,041,508	—
Commercial construction	—	—	—	—	—	—	—	—	849,586	849,586	—
Small business	6	400	1	20	6	243	13	663	251,293	251,956	—
Residential real estate	24	6,216	7	2,187	13	1,573	44	9,976	2,414,778	2,424,754	—
Home equity	23	1,640	4	1,238	10	529	37	3,407	1,094,219	1,097,626	—
Other consumer (1)	413	288	14	31	6	8	433	327	32,327	32,654	—
Total	480	$23,616	29	$29,433	40	$10,305	549	$63,354	$14,214,716	$14,278,070	$—
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
(2)The amount of net deferred costs on originated loans included in the ending balance was $6.2 million and $6.4 million at June 30, 2024 and December 31, 2023, respectively. Net unamortized discounts on acquired loans included in the ending balance were $8.4 million and $8.6 million at June 30, 2024 and December 31, 2023, respectively.

Loan Modifications

The following tables present the period end amortized cost basis of loans modified to borrowers experiencing financial difficulty during the periods indicated, disaggregated by class of financing receivable, type of modification granted and the financial effect of the modifications:

	Three Months Ended June 30, 2024
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$7,792	0.49%	Added a weighted-average contractual term of 6 months to the life of the loans
Commercial real estate	33,114	0.41%	Added a weighted-average contractual term of 1.1 years to the life of the loans
Commercial construction	4,452	0.57%	Extended contractual term on one loan by 12 months
Residential real estate	298	0.01%	Extended contractual term on one loan by 6.2 years
Total	$45,656
Interest Rate Reduction
Home equity	$65	0.01%	Reduced contractual rate on one loan from 7.99% to 7.00%
Total	$65
Term Extension and Interest Rate Reduction
Small business	$36	0.01%	Extended the contractual term on one loan by 2.5 years and reduced the loan’s contractual interest rate from 10.25% to 6.50%
Total	$36
Total Outstanding Modified	$45,757

	Six Months Ended June 30, 2024
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$7,795	0.49%	Added a weighted-average contractual term of 6 months to the life of the loans
Commercial real estate	36,489	0.45%	Added a weighted-average contractual term of 1.0 year to the life of the loans
Commercial construction	6,542	0.83%	Added a weighted-average contractual term of 10 months to the life of the loans
Residential real estate	298	0.01%	Extended the contractual term on one loan by 6.2 years

Total	$51,124
Interest Rate Reduction
Small business	$47	0.02%	Reduced contractual rate on one loan from 11.00% to 8.20%
Home equity	65	0.01%	Reduced contractual rate on one loan from 7.99% to 7.00%
Total	$112
Other Than Insignificant Payment Delay
Commercial and industrial	$1,809	0.11%	Modification was made with minimal financial effect
Commercial real estate	6,350	0.08%	Modification was made with minimal financial effect
Total	$8,159
Term Extension and Interest Rate Reduction
Commercial and industrial	$152	0.01%	Extended the contractual term on one loan by 1.5 years and reduced the interest rate from 10.10% to 7.20%
Small business	36	0.01%	Extended the contractual term on one loan by 2.5 years and reduced the interest rate from 10.25% to 6.50%
Home equity	70	0.01%	Extended the contractual term on one loan by 8.1 years and reduced the interest rate from 10.00% to 6.80%
Total	$258
Total Outstanding Modified	$59,653

	Three Months Ended June 30, 2023
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$8,193	0.48%	Added a weighted-average contractual term of 1 month to the life of the loans
Commercial real estate	15,921	0.20%	Added a weighted-average contractual term of 1.9 years to the life of the loans
Commercial construction	2,369	0.23%	Added a weighted-average contractual term of 2 months to the life of the loans
Total	$26,483
Term Extension and Other Than Insignificant Payment Delay
Commercial and industrial	$1,965	0.11%	The financial effects of term extensions are included in term extension table above, while the payment delay modifications had minimal financial effect.
Commercial real estate	6,857	0.09%	The financial effects of term extensions are included in term extension table above, while the payment delay modifications had minimal financial effect.
Total	$8,822
Total Outstanding Modified	$35,305

	Six Months Ended June 30, 2023
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$8,193	0.48%	Added a weighted-average contractual term of 1 month to the life of the loans
Commercial real estate	18,461	0.24%	Added a weighted-average contractual term of 1.8 years to the life of the loans
Commercial construction	2,369	0.23%	Added a weighted-average contractual term of 2 months to the life of the loans
Small business	105	0.04%	Added a weighted-average contractual term of 4.3 years to the life of the loans
Total	$29,128
Other Than Insignificant Payment Delay
Commercial and industrial	$2,805	0.16%	Modification was made with minimal financial effect
Commercial real estate	7,013	0.09%	Modification was made with minimal financial effect
Total	$9,818
Term Extension and Interest Rate Reduction
Small business	$44	0.02%	Reduced the contractual interest rate on one loan from 10.00% to 6.50%; the financial effect of term extensions are included in term extension table shown above
Total	$44
Term Extension and Other Than Insignificant Payment Delay
Commercial and industrial	$1,965	0.11%	The financial effects of term extensions are included in term extension table above, while the payment delay modifications had minimal financial effect.
Commercial real estate	6,857	0.09%	The financial effects of term extensions are included in term extension table above, while the payment delay modifications had minimal financial effect.
Total	$8,822
Total Outstanding Modified	$47,812

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. At June 30, 2024, all loans modified to borrowers experiencing financial difficulty during the previous 12 months were current. The following table depicts the amortized cost and payment status of loans that were modified during the previous 12 months as of June 30, 2023:

	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Loan Type
Commercial and industrial	$12,963	$—	$—
Commercial real estate	17,211	15,120	—
Commercial construction	2,369	—	—
Small business	149	—	—
Total	$32,692	$15,120	$—

The Company considers a loan to have defaulted when it reaches 90 days past due. At both June 30, 2024 and 2023, there were no loans modified to borrowers experiencing financial difficulty during the previous 12 months that subsequently defaulted during the three or six months then ended.

At June 30, 2024, the Company had $275,000 in additional commitments to lend to borrowers experiencing financial difficulty whose loans were modified and included in the above tables for the three and six months then ended. The Company had no such additional commitments at June 30, 2023.

Loan modifications to borrowers experiencing financial difficulty are evaluated on a collective basis with loans sharing similar risk characteristics in accordance with the current expected credit loss ("CECL") methodology.

NOTE 4 - STOCK BASED COMPENSATION
During the six months ended June 30, 2024, the Company had the following activity related to stock based compensation:
Time Vested Restricted Stock Awards
The Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/22/2024	106,200	2023 Omnibus Incentive Plan	$52.73	Ratably over 3 years from grant date
4/15/2024	1,650	2023 Omnibus Incentive Plan	$48.49	Ratably over 3 years from grant date
5/21/2024	11,340	2018 Non-Employee Director Stock Plan	$52.94	Shares vested immediately
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

NOTE 5 - DERIVATIVE AND HEDGING ACTIVITIES
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
The Company is subject to over-the-counter derivative clearing requirements which require certain derivatives to be cleared through central clearing houses. Accordingly, the Company clears certain derivative transactions through the Chicago Mercantile Exchange Clearing House (“CME”). This clearing house requires the Company to post initial and variation margin to mitigate the risk of non-payment, the latter of which is received or paid daily based on the net asset or liability position of the contracts.
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

The following tables reflect the Company’s derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

June 30, 2024
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	2.08	5.33%	3.67%	$6,920

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	800,000	2.16	5.34%	2.70%	(32,298)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	200,000	1.93	5.45%	3.40% - 2.09%	(3,812)

Total	$1,400,000				$(29,190)

December 31, 2023
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	2.58	5.34%	3.67%	$1,901

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	850,000	2.50	5.36%	2.72%	(27,350)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	350,000	1.48	5.45%	3.09% - 2.12%	(4,714)

Total	$1,600,000				$(30,163)

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.7 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $4.9 million (pre-tax) to be reclassified as an increase to net interest income and $19.4 million (pre-tax) to be reclassified as a decrease to net interest income, from OCI related to the Company’s cash flow hedges in the twelve months following June 30, 2024.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at June 30, 2024.
The Company had no fair value hedges as of June 30, 2024 or December 31, 2023.

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

The following tables reflect the Company’s customer related derivative positions at the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2024
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	275	$141,753	$274,409	$242,867	$192,030	$909,490	$1,760,549	$(109,344)
Pay fixed, receive variable	275	141,753	274,409	242,867	192,030	909,490	1,760,549	109,251
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	21	83,970	—	—	—	—	83,970	(1,519)
Buys U.S. currency, sells foreign currency	21	83,970	—	—	—	—	83,970	1,559
Risk participation agreements
Participation out	17	23,932	—	—	34,372	91,790	150,094	88
Participation in	12	—	13,016	23,141	—	15,554	51,711	(18)

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2023
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	281	$80,682	$252,260	$223,928	$230,513	$997,108	$1,784,491	$(88,415)
Pay fixed, receive variable	281	80,682	252,260	223,928	230,513	997,108	1,784,491	88,280
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	22	65,586	12,957	—	—	—	78,543	2,197
Buys U.S. currency, sells foreign currency	22	65,586	12,957	—	—	—	78,543	(2,160)
Risk participation agreements
Participation out	17	—	24,193	—	13,119	114,027	151,339	200
Participation in	8	—	—	13,016	18,989	15,725	47,730	(44)
(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company’s fair value election. The fair value of loans held for sale increased by $113,000 and $14,000 for the three months ended June 30, 2024 and 2023, respectively. For the respective six months ended June 30, 2024 and 2023, the fair value of loans held for sale increased by $183,000 and decreased by $3,000. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
Outstanding loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might change from inception of the rate lock to funding of the loan due to changes in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Included in the mandatory delivery forward commitments are To Be Announced securities (“TBAs”). Certain assumptions, including pull through rates and rate lock periods, are used in managing the existing and future hedges. The accuracy of underlying assumptions will impact the ultimate effectiveness of any hedging strategies.
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
The aggregate amount of net realized gains on sales of mortgage loans included within mortgage banking income was $947,000 and $170,000 for the three months ended June 30, 2024 and 2023, respectively, and $1.5 million and $344,000 for the six months ended June 30, 2024 and 2023, respectively.
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
A daily settlement occurs through the CME for changes in the fair value of centrally cleared derivatives. Not all of the derivatives are required to be cleared through the daily clearing agent. As a result, the total fair values of loan level derivative assets and liabilities recognized on the Company’s financial statements are not equal and offsetting.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	June 30 2024		December 31 2023		June 30 2024		December 31 2023
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$6,920	(3)	$1,927	(3)	$36,110	(4)	$32,090	(4)
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	110,610	(3)	99,416	(3)	110,703	(4)	99,551	(4)
Foreign exchange contracts	1,561		2,220		1,521		2,183
Risk participation agreements	88		200		18		44
Mortgage Derivatives
Interest rate lock commitments	417		168		14		—
Forward sale loan commitments	39		17		—		—
Forward sale hedge commitments	111		—		—		—
Total derivatives not designated as hedges	112,826		102,021		112,256		101,778
Total	119,746		103,948		148,366		133,868

Netting Adjustments (5)	(56,755)		(48,253)		31,341		25,360
Net Derivatives on the Balance Sheet	62,991		55,695		117,025		108,508

Financial instruments (6)	5,280		12,018		5,280		12,018
Cash collateral pledged (received)	(28,463)		(17,076)		—		—
Net Derivative Amounts	$29,248		$26,601		$111,745		$96,490
(1)All asset derivatives are reflected in other assets on the balance sheet.
(2)All liability derivatives are reflected in other liabilities on the balance sheet.
(3)Approximately $372,000 and $2.8 million of accrued interest receivable is included in the fair value of interest rate and loan level derivative assets, respectively, at June 30, 2024, in comparison to accrued interest receivable of approximately $316,000 and $3.0 million, respectively, at December 31, 2023.
(4)Approximately $1.3 million and $2.8 million of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities, respectively, at June 30, 2024, in comparison to accrued interest payable of approximately $1.9 million and $3.0 million, respectively, at December 31, 2023.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
	(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivatives (effective portion), net of tax	$1,735	$(5,448)	$247	$4,715
Loss reclassified from OCI into interest income or interest expense (effective portion)	$(5,030)	$(7,020)	$(10,886)	$(13,259)
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$31	$98	$66	$370
Other expense	(33)	(208)	(105)	(285)
Changes in fair value of mortgage derivatives
Mortgage banking income	237	198	368	152
Total	$235	$88	$329	$237

    The Company’s derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. All derivative instruments with credit-risk contingent features were in a net asset position at June 30, 2024 and December 31, 2023.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company’s exposure relating to institutional counterparties was $116.9 million and $95.8 million at June 30, 2024 and December 31, 2023, respectively. The Company’s exposure relating to customer counterparties was approximately $679,000 and $5.6 million at June 30, 2024 and December 31, 2023, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

NOTE 6 - FAIR VALUE MEASUREMENTS
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
The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the FASB ASC are described below:
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
Valuation Techniques
There were no changes in the valuation techniques used during the six months ended June 30, 2024.
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

Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2024 and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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
Other Real Estate Owned and Other Foreclosed Assets
Other Real Estate Owned (“OREO”) and Other Foreclosed Assets, when applicable, are valued at the lower of cost or fair value of the property, less estimated costs to sell. The fair values are generally estimated based upon recent appraisal values of the property less costs to sell the property. Certain inputs used in appraisals are not always observable, and therefore OREO and Other Foreclosed Assets may be classified as Level 3 within the fair value hierarchy.
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
	June 30, 2024
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$4,384	$4,384	$—	$—
Equity securities	21,028	21,028	—	—
Securities available for sale
U.S. government agency securities	205,882	—	205,882	—
U.S. treasury securities	673,415	—	673,415	—
Agency mortgage-backed securities	266,060	—	266,060	—
Agency collateralized mortgage obligations	30,931	—	30,931	—
State, county, and municipal securities	190	—	190	—
Pooled trust preferred securities issued by banks and insurers	1,037	—	1,037	—
Small business administration pooled securities	43,141	—	43,141	—
Loans held for sale	17,850	—	17,850	—
Derivative instruments	119,746	—	119,746	—
Liabilities
Derivative instruments	148,366	—	148,366	—
Total recurring fair value measurements	$1,235,298	$25,412	$1,209,886	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$25,853	$—	$—	$25,853
Total nonrecurring fair value measurements	$25,853	$—	$—	$25,853

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
	June 30, 2024
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. government agency securities	$28,655	$28,106	$—	$28,106	$—
U.S. treasury securities	100,751	91,082	—	91,082	—
Agency mortgage-backed securities	809,636	738,491	—	738,491	—
Agency collateralized mortgage obligations	451,912	379,946	—	379,946	—
Single issuer trust preferred securities issued by banks	1,500	1,372	—	1,372	—
Small business administration pooled securities	127,201	118,872	—	118,872	—
Loans, net of allowance for credit losses (b)	14,224,230	13,149,417	—	—	13,149,417
Federal Home Loan Bank stock (c)	32,738	32,738	—	32,738	—
Cash surrender value of life insurance policies (d)	300,111	300,111	—	300,111	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$12,718,154	$12,718,154	$—	$12,718,154	$—
Time certificates of deposits (f)	2,691,433	2,677,849	—	2,677,849	—
Federal Home Loan Bank borrowings (f)	630,527	629,767	—	629,767	—
Junior subordinated debentures (g)	62,859	59,657	—	59,657	—

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

NOTE 7 - REVENUE RECOGNITION

A portion of the Company’s noninterest income is derived from contracts with customers, and as such, the revenue recognized depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company accounts for such revenues in accordance with ASC 606 - Revenue from Contracts with Customers and considers the terms of the contract and all relevant facts and circumstances when applying this guidance. To ensure its alignment with this core principle, the Company measures revenue and the timing of recognition by applying the following five steps:

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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30 2024	June 30 2023	June 30 2024	June 30 2023
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$6,332	$5,508	$12,560	$11,424
Interchange fees	3,099	3,008	5,996	5,796
ATM fees	1,152	1,000	2,208	1,938
Investment management - wealth management and advisory services	9,634	8,858	18,714	17,043
Investment management - retail investments and insurance revenue	1,353	1,490	2,214	3,084
Payment processing income	449	432	987	902
Credit card income	596	555	1,129	1,048
Other noninterest income	1,366	1,807	2,480	3,005
Total noninterest income in-scope of ASC 606	23,981	22,658	46,288	44,240
Total noninterest income out-of-scope of ASC 606	8,349	8,099	15,985	14,759
Total noninterest income	$32,330	$30,757	$62,273	$58,999

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

Asset management and/or custody fees are based upon a percentage of the monthly valuation of the principal assets in the customer's account, whereas fees for additional or special services are fixed in nature and are charged as services are rendered. As the fees are dependent on assets under management, which are susceptible to market factors outside of the Company’s control, this variable consideration is constrained and therefore no revenue is estimated at contract initiation. As such, all revenue is recognized in correlation to the monthly management fee determinations or as transactional services are provided. Due to the fact that payments are primarily made subsequent to the valuation period, the Company records a receivable for revenue earned but not received. The following table provides the amount of investment management revenue earned but not received as of the dates indicated:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Receivables, included in other assets	$5,893	$5,509

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

Payment Processing Income

The Company refers customers to third party payment processing partners in exchange for commission and fee income. The income earned is comprised of multiple components, including a fixed referral fee per each referred customer, a rebate amount determined primarily as a percentage of net revenue earned by the third party from services provided to each referred customer, and overall production bonus commissions if certain new account production thresholds are met. Payment processing income is recognized in conjunction with either completing the referral to earn the fixed fee amount or as the merchant activity is processed to derive the Company’s rebate and/or production bonus amounts.

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

NOTE 8 - OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$5,358	$(1,966)	$3,392	$1,406	$(1,022)	$384
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	5,358	(1,966)	3,392	1,406	(1,022)	384

Change in fair value of cash flow hedges	(2,642)	722	(1,920)	(10,546)	2,883	(7,663)
Less: net cash flow hedge losses reclassified into interest income or interest expense	(5,030)	1,375	(3,655)	(10,886)	2,976	(7,910)
Net change in fair value of cash flow hedges	2,388	(653)	1,735	340	(93)	247

Amortization of net actuarial gains	(25)	7	(18)	(50)	14	(36)
Amortization of net prior service costs	5	(1)	4	9	(2)	7
Net change in other comprehensive income for defined benefit postretirement plans (1)	(20)	6	(14)	(41)	12	(29)
Total other comprehensive income	$7,726	$(2,613)	$5,113	$1,705	$(1,103)	$602

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(14,993)	$3,542	$(11,451)	$7,192	$(1,575)	$5,617
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	(14,993)	3,542	(11,451)	7,192	(1,575)	5,617

Change in fair value of cash flow hedges	(14,599)	4,105	(10,494)	(6,700)	1,884	(4,816)
Less: net cash flow hedge losses reclassified into interest income or interest expense	(7,020)	1,974	(5,046)	(13,259)	3,728	(9,531)
Net change in fair value of cash flow hedges	(7,579)	2,131	(5,448)	6,559	(1,844)	4,715

Amortization of net actuarial gains	(137)	39	(98)	(274)	77	(197)
Amortization of net prior service costs	9	(2)	7	19	(5)	14
Net change in other comprehensive income for defined benefit postretirement plans (1)	(128)	37	(91)	(255)	72	(183)
Total other comprehensive (loss) income	$(22,700)	$5,710	$(16,990)	$13,496	$(3,347)	$10,149

(1)The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in Note 12 - Employee Benefit Plans within the Notes to the Consolidated Financial Statements included in Item 8 of the Company’s 2023 Form 10-K.

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2024
Beginning balance: January 1, 2024	$(96,231)	$(20,575)	$1,979	$(114,827)
Net change in other comprehensive income (loss)	384	247	(29)	602
Ending balance: June 30, 2024	$(95,847)	$(20,328)	$1,950	$(114,225)
	2023
Beginning balance: January 1, 2023	$(128,657)	$(36,630)	$2,203	$(163,084)
Net change in other comprehensive income (loss)	5,617	4,715	(183)	10,149
Ending balance: June 30, 2023	$(123,040)	$(31,915)	$2,020	$(152,935)

NOTE 9 - COMMITMENTS AND CONTINGENCIES
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
    The following table summarizes the above financial instruments at the dates indicated:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Commitments to extend credit	$4,757,304	$4,632,105
Loan exposures sold with recourse	147,782	153,850
Standby letters of credit	22,726	21,427
Deferred standby letter of credit fees	232	155

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
Other Contingencies
At June 30, 2024, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “2023 Form 10-K”).

Cautionary Statement Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q (this “Report”), in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “could,” “will,” “may,” “expect,” “believe,” “forecast,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” “estimate,” “intend,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the 2023 Form 10-K, include but are not limited to:

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
•the instability or volatility in financial markets and unfavorable domestic or global general economic, political or business conditions, whether caused by geopolitical concerns, including the Russia/Ukraine conflict, the conflict in Israel and surrounding areas and the possible expansion of such conflicts, political and policy uncertainties with the approach of the U.S. presidential election, changes in U.S. and international trade policies, or other factors, and the potential impact of such factors on the Company and its customers, including the potential for decreases in deposits and loan demand, unanticipated loan delinquencies, loss of collateral and decreased service revenues;
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

•the effect of laws, regulations, new requirements or expectations, or additional regulatory oversight in the highly regulated financial services industry, including as a result of intensified regulatory scrutiny in the aftermath of regional bank failures and the resulting need to invest in technology to meet heightened regulatory expectations, increased costs of compliance or required adjustments to strategy;
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
•the Company’s potential judgments, claims, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory and government actions;
•changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
•operational risks related to the Company and its customers’ reliance on information technology; cyber threats, attacks, intrusions, and fraud; and outages or other issues impacting the Company or its third party service providers which could lead to interruptions or disruptions of the Company’s operating systems, including systems that are customer facing, and adversely impact the Company’s business;
•any unexpected material adverse changes in the Company’s operations or earnings: and
•the other risks described in the section entitled “Risk Factors” in Part I. Item 1A of the 2023 Form 10-K.

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

		Three Months Ended
	June 30 2024	March 31 2024	December 31 2023	September 30 2023	June 30 2023
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$2,765,723	$2,845,715	$2,930,860	$2,973,974	$3,023,072
Loans	14,400,942	14,330,594	14,278,070	14,224,235	14,139,911
Allowance for credit losses	(150,859)	(146,948)	(142,222)	(140,569)	(140,647)
Goodwill and other intangible assets	1,000,233	1,001,698	1,003,262	1,004,897	1,006,609
Total assets	19,411,037	19,324,613	19,347,373	19,368,109	19,400,931
Total deposits	15,409,587	15,043,221	14,865,547	15,059,526	15,248,051
Total borrowings	693,386	1,025,393	1,218,379	1,000,362	901,269
Stockholders’ equity	2,919,249	2,884,208	2,895,252	2,885,408	2,854,914
Nonperforming loans	57,451	56,941	54,383	39,171	45,702
Nonperforming assets	57,561	57,051	54,493	39,281	45,812
Income statement
Interest income	$211,864	$208,045	$207,170	$202,928	$198,693
Interest expense	73,938	70,606	62,074	53,048	46,147
Net interest income	137,926	137,439	145,096	149,880	152,546
Provision for credit losses	4,250	5,000	5,500	5,500	5,000
Noninterest income	32,330	29,943	32,067	33,543	30,757
Noninterest expenses	99,614	99,887	100,748	97,782	95,555
Net income	51,330	47,770	54,802	60,808	62,644
Per share data
Net income—basic	$1.21	$1.12	$1.26	$1.38	$1.42
Net income—diluted	1.21	1.12	1.26	1.38	1.42
Cash dividends declared	0.57	0.57	0.55	0.55	0.55
Book value per share	68.74	67.94	67.53	65.37	64.69
Tangible book value per share (1)	45.19	44.34	44.13	42.60	41.88
Performance ratios
Return on average assets	1.07%	1.00%	1.13%	1.25%	1.29%
Return on average common equity	7.10%	6.63%	7.51%	8.35%	8.78%
Net interest margin (on a fully tax equivalent basis)	3.25%	3.23%	3.38%	3.47%	3.54%
Dividend payout ratio	47.14%	49.36%	44.30%	39.92%	38.87%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.40%	0.40%	0.38%	0.28%	0.32%
Nonperforming assets as a percent of total assets	0.30%	0.30%	0.28%	0.20%	0.24%
Allowance for credit losses as a percent of total loans	1.05%	1.03%	1.00%	0.99%	0.99%
Allowance for credit losses as a percent of nonperforming loans	262.59%	258.07%	261.52%	358.86%	307.75%

Capital ratios
Equity to assets	15.04%	14.92%	14.96%	14.90%	14.72%
Tangible equity to tangible assets (1)	10.42%	10.27%	10.31%	10.24%	10.05%
Tier 1 leverage capital ratio	11.09%	10.95%	10.96%	11.12%	10.85%
Common equity tier 1 capital ratio	14.40%	14.16%	14.19%	14.41%	14.06%
Tier 1 risk-based capital ratio	14.40%	14.16%	14.19%	14.41%	14.06%
Total risk-based capital ratio	15.84%	15.57%	15.91%	16.12%	15.76%

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

Second Quarter 2024 Results

Net income for the three months ended June 30, 2024 was $51.3 million, or $1.21 on a diluted earnings per share basis, as compared to $62.6 million, or $1.42 on a diluted earnings per share basis, for the three months ended June 30, 2023, representing decreases of 18.1% and 14.8%, respectively, due primarily to reductions in net interest income. However, the second quarter of 2024 reflected solid overall business activity amidst a continued challenging environment, including the following key drivers:

•Disciplined loan growth of 0.5%;
•Net interest margin of 3.25%;
•Stable nonperforming asset levels, minimal charge-offs;
•Strong fee income;
•Focused expense management; and
•Tangible book value per share growth of $0.85 for the quarter

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
6
4
2
0
$17.4
$17.3
$17.2
$17.2
$17.2
$3.3
$3.4
$3.5
$3.5
$3.5
$10.8
$10.8
$10.7
$10.8
$10.8
$0.3
$0.1
$0.1
$0.1
$0.1
$3.0
$3.0
$2.9
$2.8
$2.8
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Securities
Other interest-earning assets
Commercial loans
Consumer loans

    Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and credit losses.

Funding and Net Interest Margin

    The Company's overall sources of funding reflect strong business and retail deposit growth with management's emphasis on core deposit growth to fund loans. In conjunction with deposit growth during the first half of 2024, total borrowings decreased by $525.0 million at June 30, 2024 as compared to December 31, 2023, primarily driven by a reduction in Federal Home Loan Bank borrowings, along with the full redemption of $50.0 million in subordinated debentures during the first quarter of 2024. The following chart shows sources of funding for the trailing five quarters:

Sources of Funding
$16.1
$16.1
$16.1
$16.1
$16.1
$0.9
1.0
$1.2
$1.0
$0.7
$1.8
$2.0
$2.2
$2.4
$2.7
$3.1
$2.9
$2.8
$2.9
$3.1
$5.5
$5.4
$5.3
$5.2
$5.2
$4.9
$4.8
$4.6
$4.5
$4.4
$16
$14
$12
$10
$8
$6
$4
$2
$0
$ (Billions)
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Period Ending
Noninterest-bearing deposits
Savings and interest checking accounts
Money market
Time certificates of deposits
Borrowings

The Company's ratio of core deposits to total deposits decreased over the last five quarters, primarily attributable to core deposit outflows in conjunction with existing deposit balances shifting into higher cost time deposits. The following chart shows the percentage of core deposits for the trailing five quarters:

Core Deposit % of Total Deposits (1)
90.00%
87.50%
85.00%
82.50%
80.00%
77.50%
75.00%
87.59%
85.96%
84.65%
83.22%
81.94%
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
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
$20.0
$10.0
$—
$ in millions
$30.8
$33.5
$32.1
$29.9
$32.3
$9.8
$11.9
$11.0
$8.5
$8.9
$0.7
$0.7
$0.6
$0.8
$1.3
$10.3
$10.2
$9.8
$9.9
$11.0
$4.5
$4.8
$4.6
$4.5
$4.8
$5.5
$5.9
$6.1
$6.2
$6.3
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
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

    The Company declared a quarterly cash dividend of $0.57 per share for the second quarter of 2024, representing an increase of 3.6% from the 2023 second quarter dividend rate of $0.55.

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

The following table summarizes the calculation of tangible common equity to tangible assets ratio and tangible book value per share and shows the reconciliation of non-GAAP measures:

	June 30 2024	March 31 2024	December 31 2023	September 30 2023	June 30 2023
Tangible common equity	(Dollars in thousands, except per share data)
Stockholders' equity (GAAP)	$2,919,249	$2,884,208	$2,895,251	$2,885,408	$2,854,914	(a)
Less: Goodwill and other intangibles	1,000,233	1,001,698	1,003,262	1,004,897	1,006,609
Tangible common equity (Non-GAAP)	1,919,016	1,882,510	1,891,989	1,880,511	1,848,305	(b)
Tangible assets
Assets (GAAP)	19,411,037	19,324,613	19,347,373	19,368,109	19,400,931	(c)
Less: Goodwill and other intangibles	1,000,233	1,001,698	1,003,262	1,004,897	1,006,609
Tangible assets (Non-GAAP)	$18,410,804	$18,322,915	$18,344,111	$18,363,212	$18,394,322	(d)

Common shares	42,469,867	42,452,457	42,873,187	44,141,973	44,130,901	(e)

Common equity to assets ratio (GAAP)	15.04%	14.92%	14.96%	14.90%	14.72%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	10.42%	10.27%	10.31%	10.24%	10.05%	(b/d)
Book value per share (GAAP)	$68.74	$67.94	$67.53	$65.37	$64.69	(a/e)
Tangible book value per share (Non-GAAP)	$45.19	$44.34	$44.13	$42.60	$41.88	(b/e)

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
There have been no material changes in critical accounting estimates during the first six months of 2024. Refer to “Critical Accounting Estimates” in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's 2023 Form 10-K for a complete listing of critical accounting policies.

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
Total securities decreased by $165.1 million, or 5.6%, at June 30, 2024 as compared to December 31, 2023, driven primarily by paydowns, calls and maturities. As a result, the Company's ratio of securities to total assets decreased to 14.2% at June 30, 2024 compared to 15.1% at December 31, 2023. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss ("CECL") methodology. Further details regarding the Company's measurement of expected credit losses on securities can be found in Note 2 “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

Residential Mortgage Loan Sales The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Depending on market conditions, the Bank may sell the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing asset is recognized. Additionally, as part of its asset/liability management strategy, the Bank may opt to retain certain residential real estate loan originations for its portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are found to be not accurate in all material respects. The Company incurred no material losses related to residential mortgage repurchases during the three and six months ended June 30, 2024 and 2023, respectively.

     The Company experienced a lower volume of residential real estate loan sales for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, driven primarily by reduced customer demand in the current interest rate environment. The following table shows the total residential real estate loans closed and the breakdown of amounts held in portfolio or sold (or held for sale) in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Dollars in thousands)
Held in portfolio	$56,974	$157,310	$87,512	$248,836
Sold or held for sale in the secondary market	64,381	19,557	110,882	29,491
Total closed loans	$121,355	$176,867	$198,394	$278,327
During the three and six months ended June 30, 2024, a larger portion of new originations were sold in the secondary market versus retained in the Company's portfolio as compared to the same prior year periods, reflecting the Company's 2024 strategy to shift its residential production to the saleable market.

The table below reflects additional information related to the loans sold during the periods indicated and the sale or retention of the related servicing rights:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Dollars in thousands)
Sold with servicing rights released	$56,495	$14,125	$94,731	$25,714
Sold with servicing rights retained (1)	1,388	—	4,752	—
Total loans sold	$57,883	$14,125	$99,483	$25,714
(1)All loans sold with servicing rights retained during the above periods were sold without recourse.

In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $291.1 million, $298.8 million and $311.5 million at June 30, 2024, December 31, 2023, and June 30, 2023, respectively.
    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$2,630	$2,810	$2,641	$2,947
Additions	12	—	36	—
Amortization	(101)	(128)	(206)	(264)
Change in valuation allowance	30	90	100	89
Balance at end of period	$2,571	$2,772	$2,571	$2,772
See Note 5, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio The Company's total loan portfolio at June 30, 2024 increased by $122.9 million, or 0.9% (1.7% on an annualized basis), when compared to December 31, 2023. The 2024 first half growth was primarily within the commercial real estate loan portfolio, reflecting transfers from the construction portfolio, modest new origination activity, and reduced levels of paydowns, along with modest growth in the commercial and industrial portfolio. The small business portfolio also continued its steady growth, rising by 6.9% during the first half of 2024, while the total consumer real estate portfolio increased $35.3 million, or 1.0% (2.0% on an annualized basis).

The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types, including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of June 30, 2024:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $8.9 billion (1)

Other: 6.7%
Multi-Family: 21.9%
Healthcare: 2.8%
Retail: 18.2%
Residential - Related: 13.2%
Lodging: 8.3%
Office: 13.8%
Industrial Warehouse: 13.1%
Mixed-Use Office: 2.0%

(1)Included in the total commercial real estate portfolio is $1.4 billion of owner occupied commercial real estate loans.

(Dollars in thousands)
Average loan size	$1,632
Largest individual commercial real estate mortgage outstanding	$61,195
Commercial real estate nonperforming loans/commercial real estate loans	0.26%

    Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of June 30, 2024:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $1.6 billion

All Other (10 Sectors): 21.5%
Retail Trade: 21.6%
Educational Services: 4.3%
Real Estate/Rental and Leasing: 15.0%
Professional, Scientific, and Technical Services: 4.4%
Manufacturing: 7.1%
Administrative Support/ Waste Mgmt/Remediation Services: 8.7%
Wholesale Trade: 8.1%
Construction: 9.3%

(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$408
Largest individual commercial and industrial loan outstanding	$35,995
Commercial and industrial nonperforming loans/commercial and industrial loans	1.11%

    The Company's consumer portfolio primarily consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines of credit that may be made as a fixed-rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for other personal needs. Other consumer loans primarily consist of installment loans and overdraft protections. The residential real estate, home equity and other consumer portfolios totaled $3.6 billion at June 30, 2024, as noted below:

Consumer Portfolio Composition
Total Portfolio of $3.6 Billion

Other consumer: 1.0%
Home equity - subordinate positions: 17.1%
Home equity - first position: 14.0%
Residential real estate: 67.9%

(Dollars in thousands)
Average loan size	$113
Largest individual consumer loan outstanding	$5,290
Consumer nonperforming loans/consumer loans	0.44%

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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	June 30 2024	December 31 2023	June 30 2023
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$17,793	$20,188	$3,235
Commercial real estate	23,479	22,952	29,910
Small business	437	398	348
Residential real estate	10,629	7,634	8,179
Home equity	5,090	3,171	3,944
Other consumer	23	40	86
Total nonperforming loans	$57,451	$54,383	$45,702
Other real estate owned	110	110	110
Total nonperforming assets	$57,561	$54,493	$45,812
Nonperforming loans as a percent of gross loans	0.40%	0.38%	0.32%
Nonperforming assets as a percent of total assets	0.30%	0.28%	0.24%

    The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended		Six Months Ended
	June 30 2024	June 30 2023	June 30 2024	June 30 2023
	(Dollars in thousands)
Nonperforming assets beginning balance	$57,051	$56,235	$54,493	$54,881
New to nonperforming	6,201	18,018	25,459	23,434
Loans charged-off	(808)	(23,767)	(1,689)	(24,582)
Loans paid-off	(3,458)	(3,984)	(10,440)	(5,899)
Loans restored to performing status	(1,429)	(680)	(10,284)	(2,032)
Other	4	(10)	22	10
Nonperforming assets ending balance	$57,561	$45,812	$57,561	$45,812

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
In accordance with the CECL methodology, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The model estimates expected credit losses using loan level data over the contractual life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period of one year, beyond which is a reversion to the Company's historical long-run average for a period of six months. The Company's qualitative assessment is structured based upon nine environmental factors impacting the expected risk of loss within the loan portfolio, with an additional factor designed to capture model imprecision. Loans that do not share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that will be individually assessed, the Company uses either a discounted cash flow approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable.
Management's allowance for credit loss estimate incorporates an economic forecast over a reasonable and supportable period of 12 months. As of June 30, 2024, the forecast selected by management assumes that the Federal Reserve will begin easing rates gradually over the second half of 2024, that inflation will stabilize and return to 2% target by early 2025, that fiscal policies will likely remain unchanged until after the U.S. presidential election, that new home sales will remain robust given the current national housing deficit, and that the outlook for office real estate will remain bearish as uncertainty over occupancy and operating cash flows persists. Additionally, the allowance for credit losses is qualitatively adjusted on a quarterly basis in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.

The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 6 - Summary of Net Charge-Offs/(Recoveries) to Average Loans Outstanding

	Net Charge-Offs/(Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans	Net Charge-Offs/ (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
Commercial and industrial	$(2)	$1,583,858	—%	$(87)	$1,571,918	(0.01)%
Commercial real estate	—	8,112,683	—%	—	8,111,748	—%
Commercial construction	—	834,876	—%	—	838,678	—%
Small business	48	265,273	0.07%	118	261,147	0.09%
Residential real estate	—	2,427,635	—%	—	2,423,126	—%
Home equity	(137)	1,109,979	(0.05)%	(270)	1,102,418	(0.05)%
Other consumer (1)	430	31,019	5.58%	852	30,844	5.55%
Total	$339	$14,365,323	0.01%	$613	$14,339,879	0.01%

	Net Charge-Offs/ (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans	Net Charge-Offs/ (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Commercial and industrial	$23,174	$1,686,348	5.51%	$23,450	$1,652,527	2.86%
Commercial real estate	—	7,803,702	—%	—	7,788,304	—%
Commercial construction	—	1,044,650	—%	—	1,089,311	—%
Small business	51	230,371	0.09%	48	226,479	0.04%
Residential real estate	—	2,153,563	—%	—	2,105,311	—%
Home equity	(10)	1,094,329	—%	(26)	1,091,707	—%
Other consumer (1)	269	28,863	3.74%	550	30,940	3.58%
Total	$23,484	$14,041,826	0.67%	$24,022	$13,984,579	0.35%
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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 7 - Summary of Allocation of Allowance for Credit Losses

	June 30 2024			December 31 2023
	Allowance Amount	Allowance Amount as a Percentage of Total Allowance	Category of Loan as a Percentage of Total Loans	Allowance Amount	Allowance Amount as a Percentage of Total Allowance	Category of Loan as a Percentage of Total Loans
	(Dollars in thousands)
Commercial and industrial	$20,884	13.8%	11.1%	$19,243	13.5%	11.1%
Commercial real estate	80,501	53.3%	56.6%	74,148	52.2%	56.3%
Commercial construction	7,804	5.2%	5.5%	7,683	5.4%	6.0%
Small business	4,059	2.7%	1.9%	3,963	2.8%	1.8%
Residential real estate	24,836	16.5%	16.9%	23,637	16.6%	16.9%
Home equity	11,755	7.8%	7.8%	12,797	9.0%	7.7%
Other consumer	1,020	0.7%	0.2%	751	0.5%	0.2%
Total	$150,859	100.0%	100.0%	$142,222	100.0%	100.0%
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
For additional information regarding the Company’s allowance for credit losses, see Note 3 “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.
Federal Home Loan Bank Stock The Federal Home Loan Bank (“FHLB”) is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. The Company's investments in FHLB of Boston stock decreased to $32.7 million at June 30, 2024 compared to $43.6 million at December 31, 2023, in conjunction with reduced levels of outstanding FHLB borrowings.
    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $1.0 billion at both June 30, 2024 and December 31, 2023.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company last performed its annual goodwill impairment testing during the third quarter of 2023 and determined that goodwill was not impaired as of August 31, 2023. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no other events or changes during the second quarter of 2024 that indicated impairment of goodwill and other intangible assets.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $300.1 million at June 30, 2024 compared to $297.4 million at December 31, 2023.
The Company recorded tax exempt income from life insurance policies of $2.0 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively, and $3.9 million and $3.8 million for the six months ended June 30, 2024 and 2023, respectively.
The Company recorded no gains on life insurance benefits for the three months ended June 30, 2024 as compared to gains of $176,000 for the three months ended June 30, 2023, and recorded gains of $263,000, and $187,000 for the six months ended June 30, 2024 and 2023, respectively.
Deposits As of June 30, 2024, total deposits were $15.4 billion, representing a $544.0 million, or 3.7%, increase from December 31, 2023. This increase was primarily driven by municipal deposit inflows and continued consumer demand for higher cost time deposits. Though some level of product remixing persists, total noninterest bearing demand deposits comprised 28.7% of total deposits at June 30, 2024. The total cost of deposits was 1.65% and 0.85% for the three months ended June 30, 2024 and 2023, respectively, and 1.56% and 0.72% for the six months ended June 30, 2024 and 2023, respectively.
The Company's deposits are comprised primarily of core deposits (demand, savings and money market), as well as time deposits. The Company's ratio of core deposits to total deposits represented 81.9% and 84.6% of total deposits as of June 30, 2024 and December 31, 2023, respectively, with the decrease driven primarily by core deposit outflows in conjunction with growth in higher yielding time deposits. In addition, the Company may also utilize brokered deposit sources, as needed, with balances of $91.0 million and $100.9 million outstanding at June 30, 2024 and December 31, 2023, respectively.
The Company's deposit accounts are insured to the maximum extent permitted by the Deposit Insurance Fund which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The Company participates in the IntraFi Network, allowing it to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to access a reciprocal deposit exchange that can be used to benefit customers seeking increased FDIC insurance protection, and amounted to $979.0 million and $959.1 million at June 30, 2024 and December 31, 2023, respectively. The estimated balance of uninsured deposits at the Bank were $5.1 billion and $4.6 billion as of June 30, 2024 and December 31, 2023, respectively. Included in these amounts are $997.0 million and $720.5 million of collateralized deposits, which offer additional protection.
Borrowings  The Company's borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings were $693.4 million at June 30, 2024, representing a decrease of $525.0 million as compared to December 31, 2023. This decrease was experienced primarily within Federal Home Loan Bank borrowings, which decreased $475.0 million in conjunction with deposit balance growth over the first half of 2024. Additionally, the Company fully redeemed its outstanding subordinated debentures with an aggregate principal amount of $50.0 million during the first quarter of 2024.
The Company had $8.8 billion and $8.5 billion of assets pledged as collateral against borrowings at June 30, 2024 and December 31, 2023, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On June 20, 2024 the Company’s Board of Directors declared a cash dividend of $0.57 per share to shareholders of record as of the close of business on July 1, 2024. This dividend was paid on July 8, 2024.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At June 30, 2024 and December 31, 2023, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:
Table 8 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	June 30, 2024
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,252,808	15.84%	$1,137,621	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,048,300	14.40%	639,912	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,048,300	14.40%	853,216	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,048,300	11.09%	738,672	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,206,663	15.52%	$1,137,619	≥	8.0%	$1,422,023	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,063,155	14.51%	639,911	≥	4.5%	924,315	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,063,155	14.51%	853,214	≥	6.0%	1,137,619	≥	8.0%
Tier 1 capital (to average assets)	2,063,155	11.17%	738,784	≥	4.0%	923,480	≥	5.0%
	December 31, 2023
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,268,863	15.91%	$1,140,554	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,022,873	14.19%	641,562	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,022,873	14.19%	855,416	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,022,873	10.96%	737,984	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,183,436	15.32%	$1,140,550	≥	8.0%	$1,425,687	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,048,426	14.37%	641,559	≥	4.5%	926,696	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,048,426	14.37%	855,412	≥	6.0%	1,140,550	≥	8.0%
Tier 1 capital (to average assets)	2,048,426	11.10%	738,055	≥	4.0%	922,568	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At June 30, 2024, the Company's capital levels exceeded the buffer.
Dividend Restrictions The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company totaled $45.3 million and $55.9 million for the three months ended June 30, 2024 and 2023, respectively and totaled $93.2 million and $122.2 million for the six months ended June 30, 2024 and 2023, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At both June 30, 2024 and December 31, 2023 there were $61.0 million in trust preferred securities included in the Tier 2 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management The following table presents total assets under administration and number of accounts held by the Rockland Trust Investment Management Group at the following dates:
Table 9 - Assets Under Administration

	June 30 2024	December 31 2023	June 30 2023
	(Dollars in thousands)
Assets under administration	$6,870,636	$6,537,905	$6,303,689
Number of trust, fiduciary and agency accounts	6,620	6,550	6,530
The Company's Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.
Accounts maintained by the Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. The Investment Management Group generated gross fee revenues of $9.6 million and $8.9 million for the three months ended June 30, 2024 and 2023, respectively and $18.7 million and $17.0 million for the six months ended June 30, 2024 and 2023, respectively. Total assets under administration at June 30, 2024 were $6.9 billion, including $401.3 million of investment solutions designed by Rockland Trust that are administered and executed through its agreement with LPL Financial ("LPL"), compared to $6.5 billion and $383.0 million, respectively, at December 31, 2023. The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC ("Bright Rock"), which provides institutional quality investment management services to both institutional and high net worth clients. Included in these same amounts as of June 30, 2024 and December 31, 2023 are assets under administration of $475.1 million and $449.8 million, respectively, related to Bright Rock.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.
The Bank has an agreement with LPL and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients. Retail investments and insurance revenue was $1.4 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively, and $2.2 million and $3.1 million for the six months ended June 30, 2024 and 2023, respectively.

RESULTS OF OPERATIONS
    The following table provides a summary of results of operations for the three and six months ended June 30, 2024 and 2023:
Table 10 - Summary of Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Net income	$51,330	$62,644	$99,100	$123,891
Diluted earnings per share	$1.21	$1.42	$2.33	$2.78
Return on average assets	1.07%	1.29%	1.03%	1.29%
Return on average equity	7.10%	8.78%	6.87%	8.70%
Net interest margin	3.25%	3.54%	3.24%	3.67%

Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis (“FTE”), net interest income for the second quarter of 2024 was $139.1 million, representing a decrease of $14.5 million, or 9.5%, when compared to the second quarter of 2023. For the six months ended June 30, 2024, the net interest income on a FTE basis was $277.7 million, representing a decrease of $36.0 million, or 11.5%, when compared to the six months ended June 30, 2023. The decreases in net interest income for both the three and six month 2024 periods were primarily attributable to rising deposit costs, resulting in a net interest margin decrease of 29 basis points to 3.25% for the second quarter of 2024, compared to the same prior year quarter, and a net interest margin decrease of 43 basis points to 3.24% for the first half of 2024 as compared to the same prior year period.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and six months ended June 30, 2024 and 2023. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income tax rate that would have been paid if the income had been fully taxable.
Table 11 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended June 30
	2024			2023
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$47,598	$397	3.35%	$270,443	$3,312	4.91%
Securities
Securities - trading	4,739	—	—%	4,487	—	—%
Securities - taxable investments	2,793,145	13,992	2.01%	3,071,752	15,581	2.03%
Securities - nontaxable investments (1)	189	2	4.26%	191	2	4.20%
Total securities	$2,798,073	$13,994	2.01%	$3,076,430	$15,583	2.03%
Loans held for sale	12,610	199	6.35%	2,977	39	5.25%
Loans (2)
Commercial and industrial (1)	1,583,858	28,305	7.19%	1,686,348	29,451	7.00%
Commercial real estate (1)	8,112,683	104,449	5.18%	7,803,702	91,813	4.72%
Commercial construction	834,876	15,451	7.44%	1,044,650	17,212	6.61%
Small business	265,273	4,376	6.63%	230,371	3,501	6.10%
Total commercial	10,796,690	152,581	5.68%	10,765,071	141,977	5.29%
Residential real estate	2,427,635	26,472	4.39%	2,153,563	20,943	3.90%
Home equity	1,109,979	18,826	6.82%	1,094,329	17,394	6.38%
Total consumer real estate	3,537,614	45,298	5.15%	3,247,892	38,337	4.73%
Other consumer	31,019	593	7.69%	28,863	566	7.87%
Total loans	$14,365,323	$198,472	5.56%	$14,041,826	$180,880	5.17%
Total interest-earning assets	$17,223,604	$213,062	4.98%	$17,391,676	$199,814	4.61%
Cash and due from banks	178,558			178,707
Federal Home Loan Bank stock	41,110			44,619
Other assets	1,876,081			1,826,879
Total assets	$19,319,353			$19,441,881
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$5,166,340	$16,329	1.27%	$5,512,995	$9,425	0.69%
Money market	2,909,503	17,409	2.41%	3,044,486	12,331	1.62%
Time deposits	2,579,336	27,731	4.32%	1,630,015	10,153	2.50%
Total interest-bearing deposits	$10,655,179	$61,469	2.32%	$10,187,496	$31,909	1.26%
Borrowings
Federal Home Loan Bank borrowings	$957,268	$11,329	4.76%	$1,068,585	$12,576	4.72%
Junior subordinated debentures	62,859	1,140	7.29%	62,856	1,044	6.66%
Subordinated debentures	—	—	—%	49,921	618	4.97%
Total borrowings	$1,020,127	$12,469	4.92%	$1,181,362	$14,238	4.83%

Total interest-bearing liabilities	$11,675,306	$73,938	2.55%	$11,368,858	$46,147	1.63%
Noninterest bearing demand deposits	4,360,897			4,873,767
Other liabilities	375,629			336,210
Total liabilities	$16,411,832			$16,578,835
Stockholders' equity	2,907,521			2,863,046
Total liabilities and stockholders' equity	$19,319,353			$19,441,881
Net interest income (1)		$139,124			$153,667
Interest rate spread (3)			2.43%			2.98%
Net interest margin (4)			3.25%			3.54%
Supplemental information
Total deposits, including demand deposits	$15,016,076	$61,469		$15,061,263	$31,909
Cost of total deposits			1.65%			0.85%
Total funding liabilities, including demand deposits	$16,036,203	$73,938		$16,242,625	$46,147
Cost of total funding liabilities			1.85%			1.14%

(1)The total amount of adjustment to interest income and yield on a FTE basis was $1.2 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively.
(2)Includes average nonaccruing loans.
(3)Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 12 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Six Months Ended June 30
	2024			2023
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$49,091	$880	3.60%	$172,569	$3,977	4.65%
Securities
Securities - trading	4,759	—	—%	4,292	—	—%
Securities - taxable investments	2,830,302	28,223	2.01%	3,094,263	30,890	2.01%
Securities - nontaxable investments (1)	190	4	4.23%	192	4	4.20%
Total securities	$2,835,251	$28,227	2.00%	$3,098,747	$30,894	2.01%
Loans held for sale	9,853	303	6.18%	2,727	73	5.40%
Loans (2)
Commercial and industrial (1)	1,571,918	55,911	7.15%	1,652,527	56,023	6.84%
Commercial real estate (1)	8,111,748	206,526	5.12%	7,788,304	181,394	4.70%
Commercial construction	838,678	30,872	7.40%	1,089,311	33,679	6.23%
Small business	261,147	8,536	6.57%	226,479	6,720	5.98%
Total commercial	10,783,491	301,845	5.63%	10,756,621	277,816	5.21%
Residential real estate	2,423,126	52,555	4.36%	2,105,311	40,301	3.86%
Home equity	1,102,418	37,270	6.80%	1,091,707	33,638	6.21%
Total consumer real estate	3,525,544	89,825	5.12%	3,197,018	73,939	4.66%
Other consumer	30,844	1,202	7.84%	30,940	1,143	7.45%
Total loans	$14,339,879	$392,872	5.51%	$13,984,579	$352,898	5.09%
Total interest-earning assets	$17,234,074	$422,282	4.93%	$17,258,622	$387,842	4.53%
Cash and due from banks	178,032			180,047
Federal Home Loan Bank stock	44,157			29,749
Other assets	1,842,859			1,835,669
Total assets	$19,299,122			$19,304,087
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$5,166,103	$31,185	1.21%	$5,628,535	$16,898	0.61%
Money market	2,876,759	33,400	2.33%	3,143,355	22,724	1.46%
Time deposits	2,438,277	51,204	4.22%	1,462,929	14,962	2.06%
Total interest-bearing deposits	$10,481,139	$115,789	2.22%	$10,234,819	$54,584	1.08%
Borrowings
Federal Home Loan Bank borrowings	$1,071,282	$25,960	4.87%	$685,626	$16,220	4.77%
Junior subordinated debentures	62,858	2,287	7.32%	62,856	2,045	6.56%
Subordinated debentures	20,326	508	5.03%	49,909	1,235	4.99%
Total borrowings	$1,154,466	$28,755	5.01%	$798,391	$19,500	4.93%
Total interest-bearing liabilities	$11,635,605	$144,544	2.50%	$11,033,210	$74,084	1.35%
Noninterest bearing demand deposits	4,400,002			5,045,694
Other liabilities	361,601			355,097
Total liabilities	$16,397,208			$16,434,001

Stockholders' equity	2,901,914			2,870,086
Total liabilities and stockholders' equity	$19,299,122			$19,304,087
Net interest income (1)		$277,738			$313,758
Interest rate spread (3)			2.43%			3.18%
Net interest margin (4)			3.24%			3.67%
Supplemental information
Total deposit, including demand deposits	$14,881,141	$115,789		$15,280,513	$54,584
Cost of total deposits			1.56%			0.72%
Total funding liabilities, including demand deposits	$16,035,607	$144,544		$16,078,904	$74,084
Cost of total funding liabilities			1.81%			0.93%

(1)The total amount of adjustment to present interest income and yield on a FTE basis was $2.4 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively.
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
Table 13 - Volume Rate Analysis

	Three Months Ended June 30			Six Months Ended June 30
	2024 Compared To 2023			2024 Compared To 2023
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$(186)	$(2,729)	$(2,915)	$(251)	$(2,846)	$(3,097)
Securities
Securities - taxable investments	(176)	(1,413)	(1,589)	(32)	(2,635)	(2,667)
Securities - nontaxable investments (1)	—	—	—	—	—	—
Total securities			(1,589)			(2,667)
Loans held for sale	34	126	160	40	190	230
Loans
Commercial and industrial (1)	644	(1,790)	(1,146)	2,621	(2,733)	(112)
Commercial real estate (1)	9,001	3,635	12,636	17,599	7,533	25,132
Commercial construction	1,695	(3,456)	(1,761)	4,942	(7,749)	(2,807)
Small business	345	530	875	787	1,029	1,816
Total commercial			10,604			24,029
Residential real estate	2,864	2,665	5,529	6,170	6,084	12,254
Home equity	1,183	249	1,432	3,302	330	3,632
Total consumer real estate			6,961			15,886
Other consumer	(15)	42	27	63	(4)	59
Total loans (1)(2)			17,592			39,974
Total income of interest-earning assets			$13,248			$34,440
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$7,497	$(593)	$6,904	$15,675	$(1,388)	$14,287
Money market	5,625	(547)	5,078	12,603	(1,927)	10,676
Time certificates of deposits	11,665	5,913	17,578	26,267	9,975	36,242
Total interest bearing deposits			29,560			61,205
Borrowings
Federal Home Loan Bank borrowings	63	(1,310)	(1,247)	616	9,124	9,740
Long-term borrowings	—	—	—	—	—	—
Junior subordinated debentures	96	—	96	242	—	242
Subordinated debentures	—	(618)	(618)	5	(732)	(727)
Total borrowings			(1,769)			9,255
Total expense of interest-bearing liabilities			27,791			70,460
Change in net interest income			$(14,543)			$(36,020)

(1)Reflects income determined on a FTE basis. See footnote (1) to Table 11 in this Report for the related adjustments.
(2)Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an appropriate level of allowance for credit losses. The Company recorded a provision for credit loss of $4.3 million and $9.3 million for the three and six months ended June 30, 2024, respectively, as compared to a provision for credit loss of $5.0 million for the three months ended June 30, 2023 and $12.3 million for the six months ended June 30, 2023.
The Company’s allowance for credit losses, as a percentage of total loans, was 1.05% at June 30, 2024, 1.00% at December 31, 2023, and 0.99% at June 30, 2023. Refer to Note 3, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses for the period.
Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 14 - Noninterest Income

	Three Months Ended
	June 30		Change
	2024	2023	Amount	%
	(Dollars in thousands)
Deposit account fees	$6,332	$5,508	$824	14.96%
Interchange and ATM fees	4,753	4,478	275	6.14%
Investment management and advisory	10,987	10,348	639	6.18%
Mortgage banking income	1,320	670	650	97.01%
Increase in cash surrender value of life insurance policies	2,000	1,940	60	3.09%
Gain on life insurance benefits	—	176	(176)	(100.00)%
Loan level derivative income	473	1,275	(802)	(62.90)%
Other noninterest income	6,465	6,362	103	1.62%
Total	$32,330	$30,757	$1,573	5.11%

	Six Months Ended
	June 30		Change
	2024	2023	Amount	%
	(Dollars in thousands)
Deposit account fees	$12,560	$11,424	$1,136	9.94%
Interchange and ATM fees	9,205	8,662	543	6.27%
Investment management	20,928	20,127	801	3.98%
Mortgage banking income	2,116	978	1,138	116.36%
Increase in cash surrender value of life insurance policies	3,928	3,794	134	3.53%
Gain on life insurance benefits	263	187	76	40.64%
Loan level derivative income	553	1,683	(1,130)	(67.14)%
Other noninterest income	12,720	12,144	576	4.74%
Total	$62,273	$58,999	$3,274	5.55%

The primary reasons for the variances in the noninterest income categories shown in the preceding table include:
•Deposit account fees were higher for the three and six months ended June 30, 2024 as compared to the same prior year periods driven primarily by increased overdraft and cash management fees.
•Interchange and ATM fees were higher for the three and six months ended June 30, 2024 as compared to the same prior year periods due primarily to increased transaction volumes.
•Investment management and advisory income increased, driven primarily by higher levels of assets under administration, which increased by $566.9 million, or 9.0%, to $6.9 billion at June 30, 2024 as compared to $6.3 billion at June 30, 2023. This increase was partially offset by higher insurance and retail commission income recognized during the first half of 2023 as compared to the first half of 2024.
•Mortgage banking income increased for the three and six months ended June 30, 2024 as compared to the same prior year periods due primarily to a greater portion of new originations being sold in the secondary market versus being retained in the Company's portfolio during the first half of 2024 as compared to the first half of 2023.
•Loan level derivative income decreased for the three and six months ended June 30, 2024 in comparison to the same prior year periods due to lower demand.
•Other noninterest income for the three months ended June 30, 2024 was relatively flat compared to the same prior year period as higher FHLB dividend income and commercial loan fees recognized during the second quarter of 2024 were offset by reductions in interest income recognized from income tax return refunds as well as purchases of Massachusetts historical tax credits during the second quarter of 2023. Other noninterest income for the six months ended June 30, 2024 was higher than the same prior year period, primarily attributable to increased FHLB dividend income, realized gains on sales of equity securities, and commercial loan fees, partially offset by discounted purchases of Massachusetts historical tax credits made during the first half of 2023 and reduced unrealized gains on equity securities during the first half of 2024 compared to the same prior year period.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 15 - Noninterest Expense

	Three Months Ended
	June 30		Change
	2024	2023	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$57,162	$53,975	$3,187	5.90%
Occupancy and equipment expenses	12,472	12,385	87	0.70%
Data processing & facilities management	2,405	2,530	(125)	(4.94)%
Software and subscriptions	4,475	3,134	1,341	42.79%
FDIC assessment	2,694	2,674	20	0.75%
Consulting expense	1,997	1,935	62	3.20%
Advertising expense	1,826	1,641	(125)	(4.94)%
Debit card expense	1,602	2,217	(615)	(27.74)%
Amortization of intangible assets	1,465	1,716	(251)	(14.63)%
Other noninterest expenses	13,516	13,348	168	1.26%
Total	$99,614	$95,555	$3,749	4.25%

	Six Months Ended
	June 30		Change
	2024	2023	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$114,336	$110,950	$3,386	3.05%
Occupancy and equipment expenses	25,939	25,207	732	2.90%
Data processing & facilities management	4,888	5,057	(169)	(3.34)%
Software and subscriptions	8,569	6,083	2,486	40.87%
FDIC assessment	5,676	5,284	392	7.42%
Consulting expense	3,425	4,012	(587)	(14.63)%
Advertising expense	2,986	2,858	128	4.48%
Debit card expense	4,080	4,388	(308)	(7.02)%
Amortization of intangible assets	3,028	3,531	(503)	(14.25)%
Other noninterest expenses	26,574	26,846	(272)	(1.01)%
Total	$199,501	$194,216	$5,285	2.72%

The primary reasons for the variances in the noninterest expense categories shown in the preceding table include:
•The increases in salaries and employee benefits was primarily attributable to increases in general salaries, incentive programs, medical plan insurance, and payroll taxes, partially offset by an outsized benefit related to the valuation of the Company’s split-dollar BOLI policies recognized during the second quarter of 2024 as well as reduced commissions expense over the first half of 2024 as compared to the first half of 2023.
•Occupancy and equipment expenses were relatively flat for the three months ended June 30, 2024 as compared to the same prior year period, and were higher for the first half of 2024 compared to the first half of 2023, driven primarily by one-time lease exit costs associated with acquired leased locations and increased depreciation expense, partially offset by decreased utilities costs.
•FDIC assessment was flat for the second quarter of 2024 as compared to the same prior year quarter, and increased for the six months ended June 30, 2024 compared to the same prior year period due primarily to an increase in the estimated FDIC special assessment recognized by the Company during the first quarter of 2024.

•Debit card expense decreased for the three and six months ended June 30, 2024, due primarily to reduced processing costs.
•Consulting expense was relatively flat for the second quarter of 2024, as compared to the same prior year quarter, and decreased for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, due primarily to the timing of strategic initiatives.
•Other noninterest expense was higher for the second quarter of 2024 compared to the same prior year quarter, driven primarily by software and subscriptions, examinations and audit fees, and communications expenses. Other noninterest expense decreased for the six months ended June 30, 2024, as compared to the same prior year period, primarily due to decreases in recruitment expense, legal costs and contract labor, partially offset by increases in software and subscriptions, card issuance costs, internet banking, and communication fees.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 16 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
	(Dollars in thousands)
Combined federal and state income tax provision	$15,062	$20,104	$29,787	$40,186
Effective income tax rate	22.69%	24.30%	23.11%	24.49%
Blended statutory tax rate	27.91%	27.85%	27.91%	27.11%

The Company’s effective tax rate for the second quarter of 2024 is lower as compared to the year ago period primarily due to lower pre-tax income as well as increased tax benefits from low income housing tax credits. The effective tax rates in the table above are lower than the blended statutory tax rates due to the impact of discrete items, including tax benefits related to low income housing tax credits and equity compensation, as well as certain tax preference assets such as life insurance policies, tax exempt bonds, and federal tax credits.

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2040, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $258.3 million, of which $185.7 million had been funded as of June 30, 2024. It is expected that the limited partnership investments will generate a net tax benefit of approximately $3.8 million for the fiscal year 2024 and a total of $37.3 million over the remaining life of the investments from the combination of the tax credits and operating losses.
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

The Board of Directors, with the assistance of its Risk Committee, oversees management’s enterprise risk management practices. As risks must be taken to create value, the Board of Directors has approved a Risk Appetite Statement that defines the acceptable residual risk tolerances for the Company and the nine major risk types identified as having the potential to create significant adverse impacts on the Company, such as financial losses, reputational damage, legal or regulatory actions, failure to achieve strategic objectives, diminished customer experience, and/or cultural erosion. The nine major risk categories identified by the Company and addressed in the Risk Appetite Statement are strategic and emerging risk, culture risk, credit risk, liquidity risk, market and interest rate risk, operational risk, reputation risk, compliance risk, and technology and cyber risk, each of which is discussed below.

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

The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available FHLB funding, less short-term liabilities relative to total assets, was within policy limits at June 30, 2024. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit include FHLB collateral requirements, securities portfolio changes, and the mix of deposits.

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

The following table depicts current and unused liquidity capacity from various sources as of the dates indicated:

Table 17 - Liquidity Sources

	June 30, 2024		December 31, 2023
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$630,527	$2,010,593	$1,105,541	$1,577,746
Federal Reserve Bank of Boston (2)	—	3,540,552	—	3,078,179
Unpledged Securities	—	562,381	—	1,187,882
Line of Credit	—	85,000	—	85,000
Junior subordinated debentures (3)	62,859	—	62,858	—
Subordinated debt (3)	—	—	49,980	—
Reciprocal deposits (3)	978,984	—	959,068	—
Brokered deposits (3)	90,984	—	100,923	—
	$1,763,354	$6,198,526	$2,278,370	$5,928,807

(1)Loans and securities with a carrying value of $3.8 billion and $3.9 billion at June 30, 2024 and December 31, 2023, respectively, were pledged to the FHLB of Boston.
(2)Loans and securities with a carrying value of $4.9 billion at June 30, 2024, and loans with a carrying value of $4.6 billion at December 31, 2023, were pledged to the Federal Reserve Bank of Boston at each respective period.
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
Table 18 - Interest Rate Sensitivity

	June 30
	2024	2023
	Year 1	Year 1
Parallel rate shocks (basis points)
-300	(4.1)%	(3.5)%
-200	(1.9)%	(2.0)%
-100	(0.5)%	(0.9)%
+100	0.2%	0.3%
+200	0.3%	0.3%
+300	0.6%	0.8%
+400	0.9%	1.3%

Gradual rate shifts (basis points)
-200 over 12 months	(0.5)%	(1.0)%
-100 over 12 months	(0.2)%	(0.4)%
+200 over 12 months	0.2%	0.4%
+400 over 24 months	n/a	0.4%

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

The most significant market factors affecting the Company’s net interest income during the three months ended June 30, 2024 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate, the secured overnight financing rate, and other interest rates offered on long-term fixed rate loans.

The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by using interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement in which one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period from the other party. Interest rate caps and floors are agreements where one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period to a second party if certain market interest rate thresholds are realized. While interest is paid or received in swap, cap, and floors agreements, the notional principal amount is not exchanged. The Company may also manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts under which the Company agrees to deliver whole mortgage loans to various investors. See Note 5, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for additional information regarding the Company’s derivative financial instruments.

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

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Information
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet arrangements during the three months ended June 30, 2024.
See Note 5, “Derivative and Hedging Activities” and Note 9, “Commitments and Contingencies” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information required by this Item 3 is included in the “Risk Management” section of Part I. Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report and is incorporated herein by reference.

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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At June 30, 2024, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2024:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan or Program
Period
April 1 to April 30, 2024	47	$48.49	—	$—
May 1 to May 31, 2024	—	$—	—	$—
June 1 to June 30, 2024	—	$—	—	$—
Total	47	$48.49	—
(1)These shares were surrendered in connection with the vesting of equity compensation grants to satisfy related tax withholding obligations.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - Not Applicable.

Item 5. Other Information

(a)None

(b)None

(c)Insider Rule 10b5-1 Trading Plans. During the quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
INDEPENDENT BANK CORP.
(registrant)

August 6, 2024	/s/ Jeffrey J. Tengel
Jeffrey J. Tengel President and Chief Executive Officer (Principal Executive Officer)

August 6, 2024	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)