Form 10-Q
period 2024-09-30
INDEPENDENT BANK CORP
filed 2024-11-07
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of November 6, 2024, there were 42,492,785 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	September 30 2024	December 31 2023
Assets
Cash and due from banks	$198,987	$178,861
Interest-earning deposits with banks	225,465	45,469
Securities
Trading	4,410	4,987
Equity	21,639	22,510
Available for sale (amortized cost $1,334,733 and $1,459,862)	1,247,211	1,334,256
Held to maturity (fair value $1,377,465 and $1,417,608)	1,492,315	1,569,107
Total securities	2,765,575	2,930,860
Loans held for sale (at fair value)	16,259	6,368
Loans
Commercial and industrial	1,577,861	1,579,986
Commercial real estate	8,162,020	8,041,508
Commercial construction	742,042	849,586
Small business	270,018	251,956
Residential real estate	2,441,859	2,424,754
Home equity - first position	498,193	518,706
Home equity - subordinate positions	632,242	578,920
Other consumer	36,572	32,654
Total loans	14,360,807	14,278,070
Less: allowance for credit losses	(163,696)	(142,222)
Net loans	14,197,111	14,135,848
Federal Home Loan Bank stock	29,926	43,557
Bank premises and equipment, net	192,197	193,049
Goodwill	985,072	985,072
Other intangible assets	13,701	18,190
Cash surrender value of life insurance policies	302,132	297,387
Other assets	481,692	512,712
Total assets	$19,408,117	$19,347,373
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$4,519,492	$4,567,083
Savings and interest checking accounts	5,188,303	5,298,913
Money market	2,969,809	2,818,072
Time certificates of deposit	2,763,419	2,181,479
Total deposits	15,441,023	14,865,547
Borrowings
Federal Home Loan Bank borrowings	600,521	1,105,541
Junior subordinated debentures (less unamortized debt issuance costs of $29 and $30)	62,859	62,858

Subordinated debentures (less unamortized debt issuance costs of $20)	—	49,980
Total borrowings	663,380	1,218,379
Other liabilities	326,566	368,196
Total liabilities	16,430,969	16,452,122
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 42,480,765 shares at September 30, 2024 and 42,873,187 shares at December 31, 2023 (includes 202,940 and 162,812 shares of unvested participating restricted stock awards, respectively)	423	427
Value of shares held in rabbi trust at cost: 79,686 shares at September 30, 2024 and 80,222 shares at December 31, 2023	(3,399)	(3,298)
Deferred compensation and other retirement benefit obligations	3,399	3,298
Additional paid in capital	1,907,012	1,932,163
Retained earnings	1,146,915	1,077,488
Accumulated other comprehensive loss, net of tax	(77,202)	(114,827)
Total stockholders’ equity	2,977,148	2,895,251
Total liabilities and stockholders' equity	$19,408,117	$19,347,373
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Interest income
Interest and fees on loans	$200,597	$187,145	$591,097	$537,830
Taxable interest and dividends on securities	14,064	14,817	42,287	45,707
Nontaxable interest and dividends on securities	1	1	4	4
Interest on loans held for sale	227	60	530	133
Interest on federal funds sold and short-term investments	1,635	905	2,515	4,882
Total interest and dividend income	216,524	202,928	636,433	588,556
Interest expense
Interest on deposits	66,985	40,713	182,774	95,297
Interest on borrowings	7,836	12,335	36,591	31,835
Total interest expense	74,821	53,048	219,365	127,132
Net interest income	141,703	149,880	417,068	461,424
Provision for credit losses	19,500	5,500	28,750	17,750
Net interest income after provision for credit losses	122,203	144,380	388,318	443,674
Noninterest income
Deposit account fees	6,779	5,936	19,339	17,360
Interchange and ATM fees	4,970	4,808	14,175	13,470
Investment management and advisory	11,033	10,246	31,961	30,373
Mortgage banking income	972	739	3,088	1,717
Increase in cash surrender value of life insurance policies	2,006	1,983	5,934	5,777
Gain on life insurance benefits	—	1,924	263	2,111
Loan level derivative income	1,125	842	1,678	2,525
Other noninterest income	6,664	7,065	19,384	19,209
Total noninterest income	33,549	33,543	95,822	92,542
Noninterest expenses
Salaries and employee benefits	60,108	54,797	174,444	165,747
Occupancy and equipment expenses	12,734	12,321	38,673	37,528
Data processing and facilities management	2,510	2,404	7,398	7,461
Software and subscriptions	4,736	3,324	13,305	9,407
FDIC assessment	2,628	2,727	8,304	8,011
Consulting expense	1,429	2,753	4,854	6,765
Debit card expense	614	2,319	4,694	6,707
Amortization of intangible assets	1,460	1,712	4,488	5,243
Other noninterest expenses	14,224	15,425	43,784	45,129
Total noninterest expenses	100,443	97,782	299,944	291,998
Income before income taxes	55,309	80,141	184,196	244,218
Provision for income taxes	12,362	19,333	42,149	59,519
Net income	$42,947	$60,808	$142,047	$184,699
Basic earnings per share	$1.01	$1.38	$3.34	$4.16
Diluted earnings per share	$1.01	$1.38	$3.34	$4.16
Weighted average common shares (basic)	42,481,441	44,135,487	42,501,199	44,419,731
Common share equivalents	11,622	11,417	9,602	12,851
Weighted average common shares (diluted)	42,493,063	44,146,904	42,510,801	44,432,582
Cash dividends declared per common share	$0.57	$0.55	$1.71	$1.65
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Net income	$42,947	$60,808	$142,047	$184,699
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	28,286	(7,921)	28,670	(2,304)
Net change in fair value of cash flow hedges	8,753	202	9,000	4,917
Net change in other comprehensive income for defined benefit postretirement plans	(16)	(92)	(45)	(275)
Total other comprehensive income (loss)	37,023	(7,811)	37,625	2,338
Total comprehensive income	$79,970	$52,997	$179,672	$187,037
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2024 and 2023
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance June 30, 2024	42,469,867	$423	$(3,353)	$3,353	$1,904,869	$1,128,182	$(114,225)	$2,919,249
Net income	—	—	—	—	—	42,947	—	42,947
Other comprehensive income	—	—	—	—	—	—	37,023	37,023
Common dividend declared ($0.57 per share)	—	—	—	—	—	(24,214)	—	(24,214)
Stock based compensation	—	—	—	—	1,514	—	—	1,514
Restricted stock awards issued, net of awards surrendered	(2,559)	—	—	—	(20)	—	—	(20)
Shares issued under direct stock purchase plan	13,457	—	—	—	649	—	—	649
Deferred compensation and other retirement benefit obligations	—	—	(46)	46	—	—	—	—
Balance September 30, 2024	42,480,765	$423	$(3,399)	$3,399	$1,907,012	$1,146,915	$(77,202)	$2,977,148

Balance June 30, 2023	44,130,901	$440	$(3,289)	$3,289	$1,997,674	$1,009,735	$(152,935)	$2,854,914
Net income	—	—	—	—	—	60,808	—	60,808
Other comprehensive loss	—	—	—	—	—	—	(7,811)	(7,811)
Common dividend declared ($0.55 per share)	—	—	—	—	—	(24,277)	—	(24,277)
Proceeds from exercise of stock options, net of cash paid	1,572	—	—	—	1	—	—	1
Stock based compensation	—	—	—	—	1,128	—	—	1,128
Restricted stock awards issued, net of awards surrendered	(4,838)	—	—	—	(26)	—	—	(26)
Shares issued under direct stock purchase plan	14,338	—	—	—	671	—	—	671
Deferred compensation and other retirement benefit obligations	—	—	(46)	46	—	—	—	—
Balance September 30, 2023	44,141,973	$440	$(3,335)	$3,335	$1,999,448	$1,046,266	$(160,746)	$2,885,408

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2024 and 2023
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2023	42,873,187	$427	$(3,298)	$3,298	$1,932,163	$1,077,488	$(114,827)	$2,895,251
Net income	—	—	—	—	—	142,047	—	142,047
Other comprehensive income	—	—	—	—	—	—	37,625	37,625
Common dividend declared ($1.71 per share)	—	—	—	—	—	(72,620)	—	(72,620)
Stock based compensation	—	—	—	—	4,953	—	—	4,953
Restricted stock awards issued, net of awards surrendered	102,754	1	—	—	(782)	—	—	(781)
Shares issued under direct stock purchase plan	37,090	—	—	—	1,970	—	—	1,970
Shares repurchased under share repurchase program (1)	(532,266)	(5)	—	—	(31,292)	—	—	(31,297)
Deferred compensation and other retirement benefit obligations	—	—	(101)	101	—	—	—	—
Balance September 30, 2024	42,480,765	$423	$(3,399)	$3,399	$1,907,012	$1,146,915	$(77,202)	$2,977,148

Balance December 31, 2022	45,641,238	$455	$(3,227)	$3,227	$2,114,888	$934,442	$(163,084)	$2,886,701
Net income	—	—	—	—	—	184,699	—	184,699
Other comprehensive income	—	—	—	—	—	—	2,338	2,338
Common dividend declared ($1.65 per share)	—	—	—	—	—	(72,875)	—	(72,875)
Proceeds from exercise of stock options, net of cash paid	3,238	—	—	—	81	—	—	81
Stock based compensation	—	—	—	—	4,721	—	—	4,721
Restricted stock awards issued, net of awards surrendered	81,721	1	—	—	(1,137)	—	—	(1,136)
Shares issued under direct stock purchase plan	32,809	—	—	—	1,990	—	—	1,990
Shares repurchased under share repurchase program (1)	(1,617,033)	(16)	—	—	(121,095)	—	—	(121,111)
Deferred compensation and other retirement benefit obligations	—	—	(108)	108	—	—	—	—
Balance September 30, 2023	44,141,973	$440	$(3,335)	$3,335	$1,999,448	$1,046,266	$(160,746)	$2,885,408
(1)     Inclusive of $311,000 and $1.2 million impact of excise tax attributable to shares repurchased under the share repurchase program during the nine months ended September 30, 2024 and September 30, 2023, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Nine Months Ended
	September 30
	2024	2023
Cash flow from operating activities
Net income	$142,047	$184,699
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	31,500	27,575
Change in unamortized net loan costs and fees	(1,070)	(1,199)
Accretion of acquired loans	(393)	(1,057)
Provision for credit losses	28,750	17,750
Deferred income tax expense	5,102	13
Net gain on equity securities	(1,187)	(272)
Net loss on bank premises and equipment	68	304
Realized gain on sale leaseback transaction	—	(193)
Stock based compensation	4,953	4,721
Increase in cash surrender value of life insurance policies	(5,934)	(5,786)
Gain on life insurance benefits	(263)	(2,111)
Operating lease payments	(10,214)	(10,381)
Operating lease termination payments	(389)	—
Change in fair value on loans held for sale	(167)	31
Net change in:
Trading assets	577	(588)
Loans held for sale	(9,724)	(1,226)
Other assets	31,942	(2,317)
Other liabilities	(28,567)	13,526
Total adjustments	44,984	38,790
Net cash provided by operating activities	187,031	223,489
Cash flows provided by (used in) investing activities
Purchases of equity securities	(498)	(440)
Proceeds from maturities and principal repayments of securities available for sale	172,701	42,087
Purchases of securities available for sale	(47,776)	—
Proceeds from maturities and principal repayments of securities held to maturity	79,843	114,698
Net redemptions (purchases) of Federal Home Loan Bank stock	13,631	(38,660)
Investments in low income housing projects	(22,245)	(20,086)
Purchases of life insurance policies	(114)	(114)
Proceeds from life insurance policies	1,566	3,934
Net increase in loans	(88,550)	(322,904)
Purchases of bank premises and equipment	(14,052)	(9,541)
Proceeds from the sale of bank premises and equipment	32	104
Net cash provided by (used in) investing activities	94,538	(230,922)
Cash flows used in financing activities
Net increase in time deposits	581,845	816,896
Net decrease in other deposits	(6,464)	(1,636,503)
Net (repayments of) advances from Federal Home Loan Bank borrowings	(505,000)	887,000

Repayments of subordinated debentures	(50,000)	—
Net proceeds from exercise of stock options	—	80
Restricted stock awards issued, net of awards surrendered	(813)	(1,143)
Proceeds from shares issued under direct stock purchase plan	1,957	1,977
Payments for shares repurchased under share repurchase program	(30,986)	(119,951)
Common dividends paid	(71,986)	(73,728)
Net cash used in financing activities	(81,447)	(125,372)
Net increase (decrease) in cash and cash equivalents	200,122	(132,805)
Cash and cash equivalents at beginning of year	224,330	352,933
Cash and cash equivalents at end of period	$424,452	$220,128
Supplemental schedule of noncash investing and financing activities
Net increase in capital commitments relating to low income housing project investments	$29,282	$15,718
Recognition of operating lease at commencement and/or at extension	$5,620	$5,747
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “2023 Form 10-K”).

NOTE 2 - SECURITIES

Trading Securities
The Company had trading securities of $4.4 million and $5.0 million as of September 30, 2024 and December 31, 2023, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $21.6 million and $22.5 million as of September 30, 2024 and December 31, 2023, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.
The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the consolidated statements of income that relate to equity securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
	Dollars in thousands
Net gains (losses) recognized during the period on equity securities	$685	$(363)	1,187	272
Less: net gains (losses) recognized during the period on equity securities sold during the period	81	(34)	519	(33)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$604	$(329)	$668	$305

Available for Sale Securities
The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at the dates indicated:

	September 30, 2024					December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$229,642	$—	$(16,558)	$—	$213,084	$230,198	$—	$(23,060)	$—	$207,138
U.S. treasury securities	674,920	—	(34,007)	—	640,913	824,597	—	(55,495)	—	769,102
Agency mortgage-backed securities	346,931	60	(29,282)	—	317,709	314,269	24	(37,246)	—	277,047
Agency collateralized mortgage obligations	32,277	8	(1,646)	—	30,639	35,713	6	(2,530)	—	33,189
State, county, and municipal securities	196	—	—	—	196	195	—	(5)	—	190
Pooled trust preferred securities issued by banks and insurers	1,180	—	(153)	—	1,027	1,188	—	(170)	—	1,018
Small business administration pooled securities	49,587	—	(5,944)	—	43,643	53,702	—	(7,130)	—	46,572
Total available for sale securities	$1,334,733	$68	$(87,590)	$—	$1,247,211	$1,459,862	$30	$(125,636)	$—	$1,334,256

Excluded from the table above is accrued interest on available for sale securities of $3.1 million and $3.4 million at September 30, 2024 and December 31, 2023, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities during the three and nine months ended September 30, 2024 and 2023. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at September 30, 2024 and December 31, 2023.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three and nine months ended September 30, 2024 and 2023, and therefore no gains or losses were realized during the periods presented.

The following tables show the gross unrealized losses and fair value of the Company’s available for sale securities in an unrealized loss position as of the dates indicated. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2024
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$213,084	$(16,558)	$213,084	$(16,558)
U.S. treasury securities	14	—	—	640,913	(34,007)	640,913	(34,007)
Agency mortgage-backed securities	104	47,479	(188)	266,901	(29,094)	314,380	(29,282)
Agency collateralized mortgage obligations	9	—	—	28,452	(1,646)	28,452	(1,646)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,027	(153)	1,027	(153)
Small business administration pooled securities	8	—	—	43,643	(5,944)	43,643	(5,944)
Total	145	$47,479	$(188)	$1,194,020	$(87,402)	$1,241,499	$(87,590)

	December 31, 2023
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$207,138	$(23,060)	$207,138	$(23,060)
U.S. treasury securities	17	—	—	769,102	(55,495)	769,102	(55,495)
Agency mortgage-backed securities	115	1,091	(11)	273,447	(37,235)	274,538	(37,246)
Agency collateralized mortgage obligations	12	339	(2)	31,682	(2,528)	32,021	(2,530)
State, county, and municipal securities	1	190	(5)	—	—	190	(5)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,018	(170)	1,018	(170)
Small business administration pooled securities	8	—	—	46,572	(7,130)	46,572	(7,130)
Total	163	$1,620	$(18)	$1,328,959	$(125,618)	$1,330,579	$(125,636)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments during the three and nine months ended September 30, 2024 and 2023. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at September 30, 2024:
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

Held to Maturity Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized at the dates indicated:

	September 30, 2024					December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$28,218	$—	$(156)	$—	$28,062	$29,521	$—	$(1,113)	$—	$28,408
U.S. treasury securities	100,772	—	(6,582)	—	94,190	100,712	—	(9,177)	—	91,535
Agency mortgage-backed securities	798,919	644	(48,044)	—	751,519	829,431	175	(65,878)	—	763,728
Agency collateralized mortgage obligations	437,552	—	(57,209)	—	380,343	477,517	—	(69,606)	—	407,911
Single issuer trust preferred securities issued by banks	1,500	—	(49)	—	1,451	1,500	—	(127)	—	1,373
Small business administration pooled securities	125,354	482	(3,936)	—	121,900	130,426	384	(6,157)	—	124,653
Total held to maturity securities	$1,492,315	$1,126	$(115,976)	$—	$1,377,465	$1,569,107	$559	$(152,058)	$—	$1,417,608
Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three and nine months ended September 30, 2024 and 2023. Excluded from the table above is accrued interest on held to maturity securities of $4.0 million and $4.3 million at September 30, 2024 and December 31, 2023, respectively, which is included within other assets on the consolidated balance sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities during the three and nine months ended September 30, 2024 and 2023. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at September 30, 2024 and December 31, 2023.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three and nine months ended September 30, 2024 and 2023, and therefore no gains or losses were realized for such periods.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of September 30, 2024, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity at September 30, 2024 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$229,642	$213,084	$—	$—	$—	$—	$229,642	$213,084
U.S. treasury securities	196,815	192,493	478,105	448,420	—	—	—	—	674,920	640,913
Agency mortgage-backed securities	16	16	139,183	128,734	71,034	66,751	136,698	122,208	346,931	317,709
Agency collateralized mortgage obligations	—	—	—	—	2,598	2,446	29,679	28,193	32,277	30,639
State, county, and municipal securities	—	—	196	196	—	—	—	—	196	196
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,180	1,027	1,180	1,027
Small business administration pooled securities	—	—	—	—	—	—	49,587	43,643	49,587	43,643
Total available for sale securities	$196,831	$192,509	$847,126	$790,434	$73,632	$69,197	$217,144	$195,071	$1,334,733	$1,247,211
Held to maturity securities
U.S. government agency securities	$28,218	$28,062	$—	$—	$—	$—	$—	$—	$28,218	$28,062
U.S. treasury securities	—	—	99,779	93,334	993	856	—	—	100,772	94,190
Agency mortgage-backed securities	—	—	463,840	441,693	158,938	142,894	176,141	166,932	798,919	751,519
Agency collateralized mortgage obligations	—	—	63,176	60,049	17,779	16,183	356,597	304,111	437,552	380,343
Single issuer trust preferred securities issued by banks	—	—	1,500	1,451	—	—	—	—	1,500	1,451
Small business administration pooled securities	—	—	—	—	7,076	6,643	118,278	115,257	125,354	121,900
Total held to maturity securities	$28,218	$28,062	$628,295	$596,527	$184,786	$166,576	$651,016	$586,300	$1,492,315	$1,377,465
Total	$225,049	$220,571	$1,475,421	$1,386,961	$258,418	$235,773	$868,160	$781,371	$2,827,048	$2,624,676
Included in the table above are $26.2 million of callable securities at September 30, 2024.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $2.2 billion and $1.7 billion at September 30, 2024 and December 31, 2023, respectively.
At September 30, 2024 and December 31, 2023, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

NOTE 3 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended September 30, 2024
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$20,884	$80,501	$7,804	$4,059	$24,836	$11,755	$1,020	$150,859
Charge-offs	(5,886)	—	—	(163)	—	(38)	(919)	(7,006)
Recoveries	3	—	—	3	—	14	323	343
Provision for (release of) credit losses	936	19,121	(278)	206	(333)	(570)	418	19,500
Ending balance (1)	$15,937	$99,622	$7,526	$4,105	$24,503	$11,161	$842	$163,696

	Three Months Ended September 30, 2023
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$15,142	$78,396	$9,038	$3,606	$21,465	$12,433	$567	$140,647
Charge-offs	—	(5,072)	—	(112)	—	—	(834)	(6,018)
Recoveries	111	—	—	35	—	12	282	440
Provision for (release of) credit losses	1,681	1,078	(208)	385	1,682	101	781	5,500
Ending balance (1)	$16,934	$74,402	$8,830	$3,914	$23,147	$12,546	$796	$140,569

	Nine Months Ended September 30, 2024
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$19,243	$74,148	$7,683	$3,963	$23,637	$12,797	$751	$142,222
Charge-offs	(5,886)	—	—	(332)	—	(49)	(2,428)	(8,695)
Recoveries	90	—	—	54	—	295	980	1,419
Provision for (release of) credit losses	2,490	25,474	(157)	420	866	(1,882)	1,539	28,750
Ending balance (1)	$15,937	$99,622	$7,526	$4,105	$24,503	$11,161	$842	$163,696

	Nine Months Ended September 30, 2023
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$27,559	$77,799	$10,762	$2,834	$20,973	$11,504	$988	$152,419
Charge-offs	(23,471)	(5,072)	—	(199)	—	—	(1,858)	(30,600)
Recoveries	132	—	—	74	—	38	756	1,000
Provision for (release of) credit losses	12,714	1,675	(1,932)	1,205	2,174	1,004	910	17,750
Ending balance (1)	$16,934	$74,402	$8,830	$3,914	$23,147	$12,546	$796	$140,569

(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $55.3 million and $58.1 million as of September 30, 2024 and September 30, 2023, respectively.

The balance of allowance for credit losses increased to $163.7 million as of September 30, 2024 compared to $142.2 million at December 31, 2023, driven primarily by specific reserve allocations on certain commercial loans during the nine months ended September 30, 2024.
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

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass	$282,973	$188,687	$133,680	$61,678	$41,639	$129,637	$682,099	$—	$1,520,393
Special mention	11,775	194	946	346	—	113	4,702	—	18,076
Substandard	2,103	161	35	455	—	22	24,964	—	27,740
Doubtful	—	—	—	—	—	—	11,652	—	11,652
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$296,851	$189,042	$134,661	$62,479	$41,639	$129,772	$723,417	$—	$1,577,861
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$5,886	$—	$5,886

Commercial real estate
Pass	$744,344	$1,053,780	$1,179,121	$1,256,074	$1,151,010	$2,298,419	$96,822	$1,116	$7,780,686
Special mention	7,442	6,350	29,443	13,085	12,691	101,133	—	—	170,144
Substandard	32,609	13,017	25,442	29,264	31,070	6,076	—	—	137,478
Doubtful	—	54,637	—	11,660	—	7,415	—	—	73,712
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$784,395	$1,127,784	$1,234,006	$1,310,083	$1,194,771	$2,413,043	$96,822	$1,116	$8,162,020
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial construction
Pass	$140,421	$176,796	$218,298	$89,854	$—	$24,783	$27,213	$902	$678,267
Special mention	—	1,925	15,540	6,065	—	—	—	—	23,530
Substandard	31,125	—	9,120	—	—	—	—	—	40,245
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$171,546	$178,721	$242,958	$95,919	$—	$24,783	$27,213	$902	$742,042
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Small business
Pass	$38,687	$45,927	$45,358	$34,503	$22,766	$29,356	$50,009	$51	$266,657
Special mention	—	104	27	174	—	224	784	—	1,313
Substandard	389	396	65	3	183	391	621	—	2,048
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total small business	$39,076	$46,427	$45,450	$34,680	$22,949	$29,971	$51,414	$51	$270,018
Current-period gross write-offs	$48	$—	$28	$—	$—	$—	$256	$—	$332

Residential real estate
Pass	$134,868	$482,280	$615,795	$387,127	$177,583	$640,992	$—	$—	$2,438,645
Default	—	213	—	659	—	2,342	—	—	3,214
Total residential real estate	$134,868	$482,493	$615,795	$387,786	$177,583	$643,334	$—	$—	$2,441,859
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$14,034	$25,276	$34,092	$50,948	$46,614	$132,804	$813,118	$11,612	$1,128,498
Default	—	—	—	—	—	170	1,532	235	1,937
Total home equity	$14,034	$25,276	$34,092	$50,948	$46,614	$132,974	$814,650	$11,847	$1,130,435

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$49	$—	$49

Other consumer (2)
Pass	$559	$486	$159	$703	$300	$1,279	$33,071	$—	$36,557
Default	—	—	—	—	—	14	1	—	15
Total other consumer	$559	$486	$159	$703	$300	$1,293	$33,072	$—	$36,572
Current-period gross write-offs	$2,413	$—	$—	$—	$—	$—	$15	$—	$2,428

Total	$1,441,329	$2,050,229	$2,307,121	$1,942,598	$1,483,856	$3,375,170	$1,746,588	$13,916	$14,360,807
Total current-period gross write-offs	$2,461	$—	$28	$—	$—	$—	$6,206	$—	$8,695

	September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass	$303,838	$188,559	$94,714	$73,366	$45,741	$116,052	$737,335	$—	$1,559,605
Special mention	6,511	2,417	614	10,278	90	132	46,706	—	66,748
Substandard	1,933	4,707	1,074	132	1,165	806	16,833	—	26,650
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$312,282	$195,683	$96,402	$83,776	$46,996	$116,990	$800,874	$—	$1,653,003
Current-period gross write-offs	$—	$—	$—	$—	$—	$34	$23,437	$—	$23,471

Commercial real estate
Pass	$795,830	$1,160,497	$1,338,792	$1,312,240	$610,009	$2,188,221	$68,496	$858	$7,474,943
Special mention	62,572	37,695	57,987	14,662	2,945	118,830	—	—	294,691
Substandard	30,667	27,504	23,568	4,321	19,211	21,325	—	—	126,596
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$889,069	$1,225,696	$1,420,347	$1,331,223	$632,165	$2,328,376	$68,496	$858	$7,896,230
Current-period gross write-offs	$—	$5,072	$—	$—	$—	$—	$—	$—	$5,072

Commercial construction
Pass	$146,278	$491,098	$201,730	$9,939	$27,304	$1,569	$17,248	$—	$895,166
Special mention	13,484	—	4,823	—	—	—	—	—	18,307
Substandard	9,440	26,199	16,330	—	—	—	—	—	51,969
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$169,202	$517,297	$222,883	$9,939	$27,304	$1,569	$17,248	$—	$965,442
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Small business
Pass	$40,551	$52,883	$40,706	$26,759	$13,759	$23,458	$43,759	$—	$241,875
Special mention	—	—	—	155	—	186	295	—	636
Substandard	429	324	126	295	—	615	1,035	—	2,824
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total small business	$40,980	$53,207	$40,832	$27,209	$13,759	$24,259	$45,089	$—	$245,335
Current-period gross write-offs	$—	$—	$22	$37	$—	$—	$140	$—	$199

Residential real estate
Pass	$391,121	$645,593	$408,752	$186,334	$89,911	$612,878	$—	$—	$2,334,589
Default	219	—	393	135	942	1,824	—	—	3,513
Total residential real estate	$391,340	$645,593	$409,145	$186,469	$90,853	$614,702	$—	$—	$2,338,102
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$21,729	$39,251	$56,216	$50,724	$30,039	$126,897	$765,079	$4,190	$1,094,125
Default	—	—	—	—	—	—	1,289	141	1,430
Total home equity	$21,729	$39,251	$56,216	$50,724	$30,039	$126,897	$766,368	$4,331	$1,095,555
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer (2)
Pass	$538	$320	$1,370	$912	$410	$2,154	$24,843	$—	$30,547
Default	—	—	—	—	—	19	2	—	21
Total other consumer	$538	$320	$1,370	$912	$410	$2,173	$24,845	$—	$30,568
Current-period gross write-offs	$1,836	$—	$—	$—	$—	$7	$15	$—	$1,858

Total	$1,825,140	$2,677,047	$2,247,195	$1,690,252	$841,526	$3,214,966	$1,722,920	$5,189	$14,224,235
Total current -period gross write-offs	$1,836	$5,072	$22	$37	$—	$41	$23,592	$—	$30,600
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

	September 30 2024	December 31 2023
Residential real estate portfolio
FICO score (re-scored)(1)	755	754
LTV (re-valued)(2)	57.9%	59.8%
Home equity portfolio
FICO score (re-scored)(1)	769	770
LTV (re-valued)(2)(3)	43.4%	43.3%
(1)The average FICO scores at September 30, 2024 are based upon rescores from September 2024 as available for previously originated loans, or origination score data for loans booked in September 2024.  The average FICO scores at December 31, 2023 were based upon rescores available from December 2023, as available for previously originated loans, or origination score data for loans booked in December 2023.
(2)The combined LTV ratios for September 30, 2024 are based upon updated automated valuations as of August 2024, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2023 were based upon updated automated valuations as of November 2023, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At September 30, 2024 and December 31, 2023, the Company's estimated reserve for unfunded commitments amounted to $1.4 million and $1.5 million, respectively.

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
The following table shows information regarding nonaccrual loans as of the dates indicated:

	Nonaccrual Balances
	September 30, 2024			December 31, 2023
	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total
	(Dollars in thousands)
Commercial and industrial	$375	$11,652	$12,027	$19,890	$298	$20,188
Commercial real estate	77,951	—	77,951	11,911	11,041	22,952
Small business	501	—	501	394	4	398
Residential real estate	9,744	—	9,744	7,634	—	7,634
Home equity	3,992	—	3,992	3,171	—	3,171
Other consumer	33	—	33	40	—	40
Total nonaccrual loans	$92,596	$11,652	$104,248	$43,040	$11,343	$54,383
(1)Nonaccrual balances reported above without an allowance for credit losses are attributable to loans evaluated on an individual basis where it was determined that there was no risk of loss due to sufficient underlying collateral values, or reflect partially charged-off loans, with no risk of further loss.
It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans during the three and nine months ended September 30, 2024 and 2023, respectively, except for instances where nonaccrual loans were paid off in excess of the recorded book balance. Total accrued interest reversed against interest income amounted to $95,000 and $62,000 for the three months ended September 30, 2024 and 2023, respectively, and $594,000 and $487,000 for the nine months ended September 30, 2024 and 2023, respectively.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$110	$110
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,686	$1,697

The following tables show the age analysis of past due financing receivables as of the dates indicated:

	September 30, 2024
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	3	$200	—	$—	5	$12,005	8	$12,205	$1,565,656	$1,577,861
Commercial real estate	5	1,839	3	2,056	3	20,657	11	24,552	8,137,468	8,162,020
Commercial construction	—	—	—	—	—	—	—	—	742,042	742,042
Small business	11	397	5	71	8	153	24	621	269,397	270,018
Residential real estate	19	3,624	8	1,597	9	1,617	36	6,838	2,435,021	2,441,859
Home equity	13	1,392	4	217	10	1,937	27	3,546	1,126,889	1,130,435
Other consumer (1)	421	264	7	24	2	15	430	303	36,269	36,572
Total	472	$7,716	27	$3,965	37	$36,384	536	$48,065	$14,312,742	$14,360,807

	December 31, 2023
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	6	$398	1	$17,538	2	$673	9	$18,609	$1,561,377	$1,579,986
Commercial real estate	8	14,674	2	8,419	3	7,279	13	30,372	8,011,136	8,041,508
Commercial construction	—	—	—	—	—	—	—	—	849,586	849,586
Small business	6	400	1	20	6	243	13	663	251,293	251,956
Residential real estate	24	6,216	7	2,187	13	1,573	44	9,976	2,414,778	2,424,754
Home equity	23	1,640	4	1,238	10	529	37	3,407	1,094,219	1,097,626
Other consumer (1)	413	288	14	31	6	8	433	327	32,327	32,654
Total	480	$23,616	29	$29,433	40	$10,305	549	$63,354	$14,214,716	$14,278,070
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
(2)The amount of net deferred costs on originated loans included in the ending balance was $6.2 million and $6.4 million at September 30, 2024 and December 31, 2023, respectively. Net unamortized discounts on acquired loans included in the ending balance were $8.3 million and $8.6 million at September 30, 2024 and December 31, 2023, respectively.

Loan Modifications

The following tables present the period end amortized cost basis of loans modified to borrowers experiencing financial difficulty during the periods indicated, disaggregated by class of financing receivable, type of modification granted and the financial effect of the modifications:

	Three Months Ended September 30, 2024
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$5,985	0.38%	Added a weighted-average contractual term of 4 months to the life of the loans
Commercial real estate	4,507	0.06%	Added a weighted-average contractual term of 5 months to the life of the loans
Total	$10,492

	Nine Months Ended September 30, 2024
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$8,368	0.53%	Added a weighted-average contractual term of 7 months to the life of the loans
Commercial real estate	37,380	0.46%	Added a weighted-average contractual term of 1 year to the life of the loans
Commercial construction	3,488	0.47%	Added a weighted-average contractual term of 10 months to the life of the loans
Residential real estate	297	0.01%	Extended the contractual term on one loan by 6.2 years
Total	$49,533

Interest Rate Reduction
Small business	$42	0.02%	Reduced contractual rate on one loan from 11.00% to 8.20%
Home equity	64	0.01%	Reduced contractual rate on one loan from 7.99% to 7.00%
Total	$106

Term Extension and Interest Rate Reduction
Commercial and industrial	$97	0.01%	Extended the contractual term on one loan by 1.5 years and reduced the interest rate from 10.10% to 7.20%
Small business	34	0.01%	Extended the contractual term on one loan by 2.5 years and reduced the interest rate from 10.25% to 6.50%
Home equity	69	0.01%	Extended the contractual term on one loan by 8.1 years and reduced the interest rate from 10.00% to 6.80%
Total	$200

Other Than Insignificant Payment Delay
Commercial and industrial	$1,809	0.11%	Modification was made with minimal financial effect
Commercial real estate	6,350	0.08%	Modification was made with minimal financial effect
Total	$8,159
Total Outstanding Modified	$57,998

	Three Months Ended September 30, 2023
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$7,915	0.48%	Added a weighted-average contractual term of 2 months to the life of the loans
Commercial real estate	719	0.01%	Added a weighted-average contractual term of 2.9 years to the life of the loans
Total	$8,634
	Nine Months Ended September 30, 2023
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$16,108	0.97%	Added a weighted-average contractual term of 2 months to the life of the loans
Commercial real estate	19,180	0.24%	Added a weighted-average contractual term of 1.8 years to the life of the loans
Commercial construction	2,369	0.25%	Added a weighted-average contractual term of 2 months to the life of the loans
Small business	105	0.04%	Added a weighted-average contractual term of 4.3 years to the life of the loans
Total	$37,762

Other Than Insignificant Payment Delay
Commercial and industrial	$2,805	0.17%	Modification was made with minimal financial effect
Commercial real estate	7,013	0.09%	Modification was made with minimal financial effect

Total	$9,818

Term Extension and Interest Rate Reduction
Small business	$44	0.02%	Reduced the contractual interest rate on one loan from 10.00% to 6.50%; the financial effect of term extensions are included in term extension table shown above
Total	$44

Term Extension and Other Than Insignificant Payment Delay
Commercial and industrial	$1,965	0.12%	The financial effects of term extensions are included in term extension table above, while the payment delay modifications had minimal financial effect
Commercial real estate	6,857	0.09%	The financial effects of term extensions are included in term extension table above, while the payment delay modifications had minimal financial effect
Total	$8,822
Total Outstanding Modified	$56,446

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables depict the amortized cost and payment status of loans that were modified during the previous 12 months as of the periods indicated:

	September 30, 2024
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Loan Type
Commercial and industrial	$10,467	$—	$—
Commercial real estate	43,731	—	—
Commercial construction	3,488	—	—
Small business	146	34	—
Residential real estate	297	—	—
Home equity	133	—	—
Total	$58,262	$34	$—

	September 30, 2023
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Loan Type
Commercial and industrial	$7,409	$504	$—
Commercial real estate	16,252	660	—
Small business	140	—	—
Total	$23,801	$1,164	$—

The Company considers a loan to have defaulted when it reaches 90 days past due. At September 30, 2024, there were no loans modified to borrowers experiencing financial difficulty during the previous 12 months that subsequently defaulted during the three or nine months then ended. During the three and nine months ended September 30, 2023, there was one commercial real estate loan that had a payment default and was modified within the previous 12 months as a combination term extension and other-than-insignificant payment delay, which had an amortized cost basis of $6.7 million.

At both September 30, 2024 and September 30, 2023, the Company had no additional commitments to lend to borrowers experiencing financial difficulty whose loans were modified and included in the above tables for the three and nine months then ended.

Loan modifications to borrowers experiencing financial difficulty are evaluated on a collective basis with loans sharing similar risk characteristics in accordance with the current expected credit loss ("CECL") methodology.

NOTE 4 - STOCK BASED COMPENSATION
During the nine months ended September 30, 2024, the Company had the following activity related to stock based compensation:
Time Vested Restricted Stock Awards
The Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/22/2024	106,200	2023 Omnibus Incentive Plan	$52.73	Ratably over 3 years from grant date
4/15/2024	1,650	2023 Omnibus Incentive Plan	$48.49	Ratably over 3 years from grant date
5/21/2024	11,340	2018 Non-Employee Director Stock Plan	$52.94	Shares vested immediately
8/15/2024	3,703	2023 Omnibus Incentive Plan	$59.42	Ratably over 3 years from grant date
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

The following tables reflect the Company’s derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

September 30, 2024
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	1.83	5.24%	3.67%	$(1,106)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	800,000	1.90	5.29%	2.70%	(15,035)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	200,000	1.68	5.43%	3.40% - 2.09%	(965)

Total	$1,400,000				$(17,106)

December 31, 2023
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	2.58	5.34%	3.67%	$1,901

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	850,000	2.50	5.36%	2.72%	(27,350)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	350,000	1.48	5.45%	3.09% - 2.12%	(4,714)

Total	$1,600,000				$(30,163)

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.5 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $419,000 (pre-tax) to be reclassified as an increase to net interest income and $9.0 million (pre-tax) to be reclassified as a decrease to net interest income, from other comprehensive income related to the Company’s cash flow hedges in the twelve months following September 30, 2024.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at September 30, 2024.
The Company had no fair value hedges as of September 30, 2024 or December 31, 2023.

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

The following tables reflect the Company’s customer related derivative positions at the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2024
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	275	$231,770	$209,148	$266,673	$140,679	$936,347	$1,784,617	$(54,720)
Pay fixed, receive variable	275	231,770	209,148	266,673	140,679	936,347	1,784,617	54,590
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	24	101,143	—	—	—	—	101,143	1,374
Buys U.S. currency, sells foreign currency	24	101,143	—	—	—	—	101,143	(1,325)
Risk participation agreements
Participation out	18	23,802	—	17,874	30,654	91,422	163,752	168
Participation in	12	—	13,016	23,023	15,469	—	51,508	(32)

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2023
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	281	$80,682	$252,260	$223,928	$230,513	$997,108	$1,784,491	$(88,415)
Pay fixed, receive variable	281	80,682	252,260	223,928	230,513	997,108	1,784,491	88,280
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	22	65,586	12,957	—	—	—	78,543	2,197
Buys U.S. currency, sells foreign currency	22	65,586	12,957	—	—	—	78,543	(2,160)
Risk participation agreements
Participation out	17	—	24,193	—	13,119	114,027	151,339	200
Participation in	8	—	—	13,016	18,989	15,725	47,730	(44)
(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company’s fair value election. The fair value of loans held for sale decreased by $16,000 and $28,000 for the three months ended September 30, 2024 and 2023, respectively. For the respective nine months ended September 30, 2024 and 2023, the fair value of loans held for sale increased by $167,000 and decreased by $31,000. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
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
The aggregate amount of net realized gains on sales of mortgage loans included within mortgage banking income was $1.7 million and $333,000 for the three months ended September 30, 2024 and 2023, respectively, and $3.2 million and $677,000 for the nine months ended September 30, 2024 and 2023, respectively.
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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	September 30 2024		December 31 2023		September 30 2024		December 31 2023
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$379	(3)	$1,927	(3)	$17,485	(4)	$32,090	(4)
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	76,598	(3)	99,416	(3)	76,728	(4)	99,551	(4)
Foreign exchange contracts	1,405		2,220		1,356		2,183
Risk participation agreements	168		200		32		44
Mortgage Derivatives
Interest rate lock commitments	430		168		—		—
Forward sale loan commitments	53		17		—		—
Forward sale hedge commitments	—		—		44		—
Total derivatives not designated as hedges	78,654		102,021		78,160		101,778
Total	79,033		103,948		95,645		133,868

Netting Adjustments (5)	(35,328)		(48,253)		15,820		25,360
Net Derivatives on the Balance Sheet	43,705		55,695		79,825		108,508

Financial instruments (6)	9,557		12,018		9,557		12,018
Cash collateral pledged (received)	(10,740)		(17,076)		2,796		—
Net Derivative Amounts	$23,408		$26,601		$67,472		$96,490
(1)All asset derivatives are reflected in other assets on the balance sheet.
(2)All liability derivatives are reflected in other liabilities on the balance sheet.
(3)Approximately $96,000 of accrued interest payable and $2.1 million of accrued interest receivable is included in the fair value of interest rate and loan level derivative assets, respectively, at September 30, 2024, in comparison to accrued interest receivable of approximately $316,000 and $3.0 million, respectively, at December 31, 2023.
(4)Approximately $777,000 and $2.1 million of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities, respectively, at September 30, 2024, in comparison to accrued interest payable of approximately $1.9 million and $3.0 million, respectively, at December 31, 2023.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$8,753	$202	$9,000	$4,917
Loss reclassified from OCI into interest income or interest expense (effective portion)	$(4,902)	$(7,547)	$(15,788)	$(20,806)
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$76	$29	$142	$399
Other expense	(14)	(300)	(119)	(585)
Changes in fair value of mortgage derivatives
Mortgage banking income	(114)	(6)	254	146
Total	$(52)	$(277)	$277	$(40)

    The Company’s derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. All derivative instruments with credit-risk contingent features were in a net asset position at September 30, 2024 and December 31, 2023.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company’s exposure relating to institutional counterparties was $66.0 million and $95.8 million at September 30, 2024 and December 31, 2023, respectively. The Company’s exposure relating to customer counterparties was approximately $11.0 million and $5.6 million at September 30, 2024 and December 31, 2023, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
Valuation Techniques
There were no changes in the valuation techniques used during the nine months ended September 30, 2024.
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

Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2024 and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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
	September 30, 2024
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$4,410	$4,410	$—	$—
Equity securities	21,639	21,639	—	—
Securities available for sale
U.S. government agency securities	213,084	—	213,084	—
U.S. treasury securities	640,913	—	640,913	—
Agency mortgage-backed securities	317,709	—	317,709	—
Agency collateralized mortgage obligations	30,639	—	30,639	—
State, county, and municipal securities	196	—	196	—
Pooled trust preferred securities issued by banks and insurers	1,027	—	1,027	—
Small business administration pooled securities	43,643	—	43,643	—
Loans held for sale	16,259	—	16,259	—
Derivative instruments	79,033	—	79,033	—
Liabilities
Derivative instruments	95,645	—	95,645	—
Total recurring fair value measurements	$1,272,907	$26,049	$1,246,858	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$50,772	$—	$—	$50,772
Total nonrecurring fair value measurements	$50,772	$—	$—	$50,772

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
	September 30, 2024
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. government agency securities	$28,218	$28,062	$—	$28,062	$—
U.S. treasury securities	100,772	94,190	—	94,190	—
Agency mortgage-backed securities	798,919	751,519	—	751,519	—
Agency collateralized mortgage obligations	437,552	380,343	—	380,343	—
Single issuer trust preferred securities issued by banks	1,500	1,451	—	1,451	—
Small business administration pooled securities	125,354	121,900	—	121,900	—
Loans, net of allowance for credit losses (b)	14,146,339	13,193,575	—	—	13,193,575
Federal Home Loan Bank stock (c)	29,926	29,926	—	29,926	—
Cash surrender value of life insurance policies (d)	302,132	302,132	—	302,132	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$12,677,604	$12,677,604	$—	$12,677,604	$—
Time certificates of deposits (f)	2,763,419	2,758,600	—	2,758,600	—
Federal Home Loan Bank borrowings (f)	600,521	600,733	—	600,733	—
Junior subordinated debentures (g)	62,859	61,160	—	61,160	—

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated as of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30 2024	September 30 2023	September 30 2024	September 30 2023
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$6,779	$5,936	$19,339	$17,360
Interchange fees	3,259	3,026	9,255	8,822
ATM fees	1,241	1,202	3,449	3,140
Investment management - wealth management and advisory services	9,664	8,674	28,378	25,717
Investment management - retail investments and insurance revenue	1,369	1,572	3,583	4,656
Payment processing income	434	370	1,421	1,272
Credit card income	592	536	1,721	1,584
Other noninterest income	1,519	1,407	3,999	4,412
Total noninterest income in-scope of ASC 606	24,857	22,723	71,145	66,963
Total noninterest income out-of-scope of ASC 606	8,692	10,820	24,677	25,579
Total noninterest income	$33,549	$33,543	$95,822	$92,542

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

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Receivables, included in other assets	$5,794	$5,509

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

Foreign Currency

    The Company earns fee income associated with various transactions related to foreign currency product offerings, including foreign currency bank notes and drafts and foreign currency wires. The majority of this income is derived from commissions earned related to customers executing the above-mentioned foreign currency transactions through arrangements with third party correspondents.

NOTE 8 - OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$36,678	$(8,392)	$28,286	$38,084	$(9,414)	$28,670
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	36,678	(8,392)	28,286	38,084	(9,414)	28,670

Change in fair value of cash flow hedges	7,144	(1,953)	5,191	(3,402)	930	(2,472)
Less: net cash flow hedge losses reclassified into interest income or interest expense	(4,902)	1,340	(3,562)	(15,788)	4,316	(11,472)
Net change in fair value of cash flow hedges	12,046	(3,293)	8,753	12,386	(3,386)	9,000

Amortization of net actuarial gains	(24)	6	(18)	(74)	20	(54)
Amortization of net prior service costs	4	(2)	2	13	(4)	9
Net change in other comprehensive income for defined benefit postretirement plans (1)	(20)	4	(16)	(61)	16	(45)
Total other comprehensive income (loss)	$48,704	$(11,681)	$37,023	$50,409	$(12,784)	$37,625

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(10,378)	$2,457	$(7,921)	$(3,186)	$882	$(2,304)
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	(10,378)	2,457	(7,921)	(3,186)	882	(2,304)

Change in fair value of cash flow hedges	(7,266)	2,043	(5,223)	(13,966)	3,927	(10,039)
Less: net cash flow hedge losses reclassified into interest income or interest expense	(7,547)	2,122	(5,425)	(20,806)	5,850	(14,956)
Net change in fair value of cash flow hedges	281	(79)	202	6,840	(1,923)	4,917

Amortization of net actuarial gains	(137)	38	(99)	(411)	115	(296)
Amortization of net prior service costs	10	(3)	7	29	(8)	21
Net change in other comprehensive income for defined benefit postretirement plans (1)	(127)	35	(92)	(382)	107	(275)
Total other comprehensive (loss) income	$(10,224)	$2,413	$(7,811)	$3,272	$(934)	$2,338

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2024
Beginning balance: January 1, 2024	$(96,231)	$(20,575)	$1,979	$(114,827)
Net change in other comprehensive income (loss)	28,670	9,000	(45)	37,625
Ending balance: September 30, 2024	$(67,561)	$(11,575)	$1,934	$(77,202)
	2023
Beginning balance: January 1, 2023	$(128,657)	$(36,630)	$2,203	$(163,084)
Net change in other comprehensive (loss) income	(2,304)	4,917	(275)	2,338
Ending balance: September 30, 2023	$(130,961)	$(31,713)	$1,928	$(160,746)

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
    The following table summarizes the above financial instruments at the dates indicated:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Commitments to extend credit	$4,751,358	$4,632,105
Loan exposures sold with recourse	144,251	153,850
Standby letters of credit	23,484	21,427
Deferred standby letter of credit fees	224	155

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
Other Contingencies
At September 30, 2024, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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
•the instability or volatility in financial markets and unfavorable domestic or global general economic, political or business conditions, whether caused by geopolitical concerns, including the Russia/Ukraine conflict, the conflict in Israel and surrounding areas and the possible expansion of such conflicts, political and policy uncertainties in connection with the U.S. presidential election, changes in U.S. and international trade policies, or other factors, and the potential impact of such factors on the Company and its customers, including the potential for decreases in deposits and loan demand, unanticipated loan delinquencies, loss of collateral and decreased service revenues;
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
•any unexpected material adverse changes in the Company’s operations or earnings; and
•the other risks described in the section entitled “Risk Factors” in Part I. Item 1A of the 2023 Form 10-K.

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

		Three Months Ended
	September 30 2024	June 30 2024	March 31 2024	December 31 2023	September 30 2023
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$2,765,575	$2,765,723	$2,845,715	$2,930,860	$2,973,974
Loans	14,360,807	14,400,942	14,330,594	14,278,070	14,224,235
Allowance for credit losses	(163,696)	(150,859)	(146,948)	(142,222)	(140,569)
Goodwill and other intangible assets	998,773	1,000,233	1,001,698	1,003,262	1,004,897
Total assets	19,408,117	19,411,037	19,324,613	19,347,373	19,368,109
Total deposits	15,441,023	15,409,587	15,043,221	14,865,547	15,059,526
Total borrowings	663,380	693,386	1,025,393	1,218,379	1,000,362
Stockholders’ equity	2,977,148	2,919,249	2,884,208	2,895,252	2,885,408
Nonperforming loans	104,248	57,451	56,941	54,383	39,171
Nonperforming assets	104,358	57,561	57,051	54,493	39,281
Income statement
Interest income	$216,524	$211,864	$208,045	$207,170	$202,928
Interest expense	74,821	73,938	70,606	62,074	53,048
Net interest income	141,703	137,926	137,439	145,096	149,880
Provision for credit losses	19,500	4,250	5,000	5,500	5,500
Noninterest income	33,549	32,330	29,943	32,067	33,543
Noninterest expenses	100,443	99,614	99,887	100,748	97,782
Net income	42,947	51,330	47,770	54,802	60,808
Per share data
Net income—basic	$1.01	$1.21	$1.12	$1.26	$1.38
Net income—diluted	1.01	1.21	1.12	1.26	1.38
Cash dividends declared	0.57	0.57	0.57	0.55	0.55
Book value per share	70.08	68.74	67.94	67.53	65.37
Tangible book value per share (1)	46.57	45.19	44.34	44.13	42.60
Performance ratios
Return on average assets	0.88%	1.07%	1.00%	1.13%	1.25%
Return on average common equity	5.75%	7.10%	6.63%	7.51%	8.35%
Net interest margin (on a fully tax equivalent basis)	3.29%	3.25%	3.23%	3.38%	3.47%
Dividend payout ratio	56.37%	47.14%	49.36%	44.30%	39.92%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.73%	0.40%	0.40%	0.38%	0.28%
Nonperforming assets as a percent of total assets	0.54%	0.30%	0.30%	0.28%	0.20%
Allowance for credit losses as a percent of total loans	1.14%	1.05%	1.03%	1.00%	0.99%
Allowance for credit losses as a percent of nonperforming loans	157.03%	262.59%	258.07%	261.52%	358.86%

Capital ratios
Equity to assets	15.34%	15.04%	14.92%	14.96%	14.90%
Tangible equity to tangible assets (1)	10.75%	10.42%	10.27%	10.31%	10.24%
Tier 1 leverage capital ratio	11.22%	11.09%	10.95%	10.96%	11.12%
Common equity tier 1 capital ratio	14.57%	14.40%	14.16%	14.19%	14.41%
Tier 1 risk-based capital ratio	14.57%	14.40%	14.16%	14.19%	14.41%
Total risk-based capital ratio	15.95%	15.84%	15.57%	15.91%	16.12%

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

Third Quarter 2024 Results

Net income for the three months ended September 30, 2024 was $42.9 million, or $1.01 on a diluted earnings per share basis, as compared to $60.8 million, or $1.38 on a diluted earnings per share basis, for the three months ended September 30, 2023, representing decreases of 29.4% and 26.8%, respectively, due primarily to lower net interest income and the impact of an elevated provision for credit losses attributable to specific reserve allocations on one large commercial real estate loan. Despite a rise in the provision for credit losses, third quarter 2024 results reflected solid overall business activity amidst a continued challenging environment, including the following key drivers:

•Net interest margin expansion to 3.29%;
•Robust core deposit growth, with average deposits up $330.0 million (8.74% annualized) for the quarter;
•Strong fee income;
•Focused expense management; and
•Strong capital levels, with tangible book value per share growth of $1.38 for the quarter.

Interest-Earning Assets

    The results depicted in the following table reflect the trend of the Company's interest-earning assets over the past five quarters. While the Company employs a longer term strategy that typically emphasizes loan growth commensurate with overall economic growth, changes over the five quarter period reflect relatively consistent balances of total interest-earning assets. The following table summarizes the Company's average interest-earning assets for each period presented:

Interest-Earning Assets
$ (billions)
20
18
16
14
12
10
8
6
4
2
0
$17.3
$17.2
$17.2
$17.2
$17.3
$3.4
$3.5
$3.5
$3.5
$3.6
$10.8
$10.7
$10.8
$10.8
$10.8
$0.1
$0.1
$0.1
$0.1
$0.1
$3.0
$2.9
$2.8
$2.8
$2.8
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
Securities
Other interest-earning assets
Commercial loans
Consumer loans

    Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and credit losses.

Funding and Net Interest Margin

    The Company's overall sources of funding reflect strong business and retail deposit growth with management's emphasis on core deposit growth to fund loans. In conjunction with deposit growth during the first nine months of 2024, total borrowings decreased by $555.0 million at September 30, 2024 as compared to December 31, 2023, primarily driven by a reduction in Federal Home Loan Bank borrowings, along with the full redemption of $50.0 million in subordinated debentures during the first quarter of 2024. The following chart shows sources of funding for the trailing five quarters:

Sources of Funding
$16.1
$16.1
$16.1
$16.1
$16.1
$16
$14
$12
$10
$8
$6
$4
$2
$0
$ (Billions)
$1.0
1.2
$1.0
$0.7
$0.7
$2.0
$2.2
$2.4
$2.7
$2.8
$2.9
$2.8
$2.9
$3.1
$3.0
$5.4
$5.3
$5.2
$5.2
$5.2
$4.8
$4.6
$4.5
$4.4
$4.5
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
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

Core Deposit % of Total Deposits (1)
87.5%
85.0%
82.5%
80.0%
77.5%
75.0%
86.0%
84.6%
83.2%
81.9%
81.7%
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
Core Deposits % of Total Deposits

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

Noninterest Income
$ in millions
$40.0
$30.0
$20.0
$10.0
$—
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
$33.5
$11.9
$0.7
$10.2
$4.8
$5.9
$32.1
$11.0
$0.6
$9.8
$4.6
$6.1
$29.9
$8.5
$0.8
$9.9
$4.5
$6.2
$32.3
$8.9
$1.3
$11.0
$4.8
$6.3
$33.5
$9.7
$1.0
$11.0
$5.0
$6.8
Other noninterest income
Mortgage banking
Investment management
Interchange and ATM fees
Deposit account fees

Expense Control

    Management seeks to take a balanced approach to noninterest expense control by monitoring ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from employee salaries and benefits, as well as expenses associated with buildings and equipment.

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

    The Company declared a quarterly cash dividend of $0.57 per share for the third quarter of 2024, representing an increase of 3.6% from the 2023 third quarter dividend rate of $0.55.

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

The following table summarizes the calculation of tangible common equity to tangible assets ratio and tangible book value per share and shows the reconciliation of non-GAAP measures:

	September 30 2024	June 30 2024	March 31 2024	December 31 2023	September 30 2023
Tangible common equity	(Dollars in thousands, except per share data)
Stockholders' equity (GAAP)	$2,977,148	$2,919,249	$2,884,208	$2,895,251	$2,885,408	(a)
Less: Goodwill and other intangibles	998,773	1,000,233	1,001,698	1,003,262	1,004,897
Tangible common equity (Non-GAAP)	1,978,375	1,919,016	1,882,510	1,891,989	1,880,511	(b)
Tangible assets
Assets (GAAP)	19,408,117	19,411,037	19,324,613	19,347,373	19,368,109	(c)
Less: Goodwill and other intangibles	998,773	1,000,233	1,001,698	1,003,262	1,004,897
Tangible assets (Non-GAAP)	$18,409,344	$18,410,804	$18,322,915	$18,344,111	$18,363,212	(d)

Common shares	42,480,765	42,469,867	42,452,457	42,873,187	44,141,973	(e)

Common equity to assets ratio (GAAP)	15.34%	15.04%	14.92%	14.96%	14.90%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	10.75%	10.42%	10.27%	10.31%	10.24%	(b/d)
Book value per share (GAAP)	$70.08	$68.74	$67.94	$67.53	$65.37	(a/e)
Tangible book value per share (Non-GAAP)	$46.57	$45.19	$44.34	$44.13	$42.60	(b/e)

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
There have been no material changes in critical accounting estimates during the first nine months of 2024. Refer to “Critical Accounting Estimates” in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's 2023 Form 10-K for a complete listing of critical accounting policies.

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
Total securities decreased by $165.3 million, or 5.6%, at September 30, 2024 as compared to December 31, 2023, driven primarily by paydowns, calls and maturities, offset partially by new purchases of $48.3 million and $38.1 million of unrealized gains in the available for sale portfolio. As a result, the Company's ratio of securities to total assets decreased to 14.2% at September 30, 2024 compared to 15.1% at December 31, 2023. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss ("CECL") methodology. Further details regarding the Company's measurement of expected credit losses on securities can be found in Note 2 “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

Residential Mortgage Loan Sales The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Depending on market conditions, the Bank may sell the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing asset is recognized. Additionally, as part of its asset/liability management strategy, the Bank may opt to retain certain residential real estate loan originations for its portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are found to be not accurate in all material respects. The Company incurred no material losses related to residential mortgage repurchases during the three and nine months ended September 30, 2024 and 2023, respectively.

     The Company experienced a lower volume of residential real estate loan sales for the three and nine months ended September 30, 2024 as compared to the same periods ended September 30, 2023, driven primarily by reduced customer demand in the current interest rate environment. The following table shows the total residential real estate loans closed and the breakdown of amounts held in portfolio or sold (or held for sale) in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Dollars in thousands)
Held in portfolio	$49,062	$147,079	$136,574	$395,915
Sold or held for sale in the secondary market	79,960	25,029	190,842	54,520
Total closed loans	$129,022	$172,108	$327,416	$450,435
During the three and nine months ended September 30, 2024, a larger portion of new originations were sold in the secondary market versus retained in the Company's portfolio as compared to the same prior year periods, reflecting the Company's 2024 strategy to shift its residential production to the saleable market.

The table below reflects additional information related to the loans sold during the periods indicated and the sale or retention of the related servicing rights:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Dollars in thousands)
Sold with servicing rights released	$77,656	$27,579	$172,386	$53,293
Sold with servicing rights retained (1)	3,074	—	7,825	—
Total loans sold	$80,730	$27,579	$180,211	$53,293
(1) All loans sold with servicing rights retained during the above periods were sold without recourse.

In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $286.4 million, $298.8 million and $304.7 million at September 30, 2024, December 31, 2023, and September 30, 2023, respectively.
    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$2,571	$2,772	$2,641	$2,947
Additions	20	—	56	—
Amortization	(100)	(111)	(306)	(375)
Change in valuation allowance	(14)	124	86	213
Balance at end of period	$2,477	$2,785	$2,477	$2,785
See Note 5, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio The Company's total loan portfolio at September 30, 2024 increased by $82.7 million, or 0.6% (0.8% on an annualized basis), when compared to December 31, 2023. The 2024 year-to-date growth was driven primarily by the consumer portfolio, which increased by $53.8 million, or 1.5%, during the period. Total commercial loans also increased by $28.9 million, or 0.27%, during the first nine months of 2024, fueled primarily by continued steady growth in the small business portfolio, which rose $18.1 million, or 7.2%, while the combined commercial real state and construction portfolios remained relatively flat, increasing by $13.0 million, or 0.1%.

The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types, including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate loan portfolio as of September 30, 2024:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $8.9 billion (1)

Other: 6.6%
Multi-Family: 22.2%
Healthcare: 2.8%
Retail: 18.2%
Residential - Related: 12.2%
Lodging: 9.0%
Office: 13.8%
Industrial/Warehouse: 13.3%
Mixed-Use Office: 1.9%

(1) Included in the total commercial real estate portfolio is $1.4 billion of owner occupied commercial real estate loans.

(Dollars in thousands)
Average loan size	$1,629
Largest individual commercial real estate mortgage outstanding	$60,909
Commercial real estate nonperforming loans/commercial real estate loans	0.88%

    Management considers the Company’s commercial and industrial portfolio to be well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of September 30, 2024:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $1.6 billion

All Other (10 Sectors): 22.1%
Retail Trade: 21.3%
Accommodation and Food Services: 4.7%
Real Estate/Rental and Leasing: 14.2%
Professional, Scientific, and Technical Services: 4.4%
Manufacturing: 7.2%
Administrative Support/ Waste Mgmt/Remediation Services: 9.0%
Wholesale Trade: 8.3%
Construction: 8.8%

(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$400
Largest individual commercial and industrial loan outstanding	$35,995
Commercial and industrial nonperforming loans/commercial and industrial loans	0.76%

    The Company's consumer portfolio primarily consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines of credit that may be made as a fixed-rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for other personal needs. Other consumer loans primarily consist of installment loans and overdraft protections. The residential real estate, home equity and other consumer portfolios totaled $3.6 billion at September 30, 2024, as noted below:

Consumer Portfolio Composition
Total Portfolio of $3.6 Billion
Other consumer: 1.0%
Home equity - subordinate positions: 17.5%
Home equity - first position: 13.8%
Residential real estate: 67.7%

(Dollars in thousands)
Average loan size	$115
Largest individual consumer loan outstanding	$5,290
Consumer nonperforming loans/consumer loans	0.38%
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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	September 30 2024	December 31 2023	September 30 2023
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$12,027	$20,188	$2,953
Commercial real estate	77,951	22,952	23,867
Small business	501	398	372
Residential real estate	9,744	7,634	8,493
Home equity	3,992	3,171	3,411
Other consumer	33	40	72
Total	$104,248	$54,383	$39,168
Loans past due 90 days or more but still accruing
Other consumer	—	—	3
Total	$—	$—	$3
Total nonperforming loans	$104,248	$54,383	$39,171
Other real estate owned	110	110	110
Total nonperforming assets	$104,358	$54,493	$39,281
Nonperforming loans as a percent of gross loans	0.73%	0.38%	0.28%
Nonperforming assets as a percent of total assets	0.54%	0.28%	0.20%

    The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended		Nine Months Ended
	September 30 2024	September 30 2023	September 30 2024	September 30 2023
	(Dollars in thousands)
Nonperforming assets beginning balance	$57,561	$45,812	$54,493	$54,881
New to nonperforming	57,197	3,455	82,656	26,889
Loans charged-off	(7,006)	(6,018)	(8,695)	(30,600)
Loans paid-off	(2,306)	(2,915)	(12,746)	(8,814)
Loans restored to performing status	(1,058)	(1,428)	(11,342)	(3,460)
Other	(30)	375	(8)	385
Nonperforming assets ending balance	$104,358	$39,281	$104,358	$39,281

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
Management's allowance for credit loss estimate incorporates an economic forecast over a reasonable and supportable period of 12 months. As of September 30, 2024, the forecast selected by management assumes that the Federal Reserve will cut the policy rate by 25 basis points during the fourth quarter of 2024, that inflation will stabilize and return to 2% target by early 2025, that new home sales will remain stable given the current national housing deficit, and that the outlook for office real estate will remain bearish as uncertainty over occupancy and operating cash flows persists. Additionally, the allowance for credit losses is qualitatively adjusted on a quarterly basis in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.

The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 6 - Summary of Net Charge-Offs/(Recoveries) to Average Loans Outstanding

	Net Charge-Offs/(Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans	Net Charge-Offs/ (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
Commercial and industrial	$5,883	$1,585,801	1.48%	$5,796	$1,576,580	0.49%
Commercial real estate	—	8,170,031	—%	—	8,131,317	—%
Commercial construction	—	749,009	—%	—	808,570	—%
Small business	160	270,486	0.24%	278	264,283	0.14%
Residential real estate	—	2,443,488	—%	—	2,429,963	—%
Home equity	24	1,122,750	0.01%	(246)	1,109,245	(0.03)%
Other consumer (1)	596	35,331	6.71%	1,448	32,350	5.98%
Total	$6,663	$14,376,896	0.18%	$7,276	$14,352,308	0.07%

	Net Charge-Offs/ (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans	Net Charge-Offs/ (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
Commercial and industrial	$(111)	$1,682,000	(0.03)%	$23,339	$1,662,459	1.88%
Commercial real estate	5,072	7,823,525	0.26%	5,072	7,800,173	0.09%
Commercial construction	—	1,007,814	—%	—	1,061,847	—%
Small business	77	240,782	0.13%	125	231,299	0.07%
Residential real estate	—	2,276,882	—%	—	2,163,130	—%
Home equity	(12)	1,093,479	—%	(38)	1,092,304	—%
Other consumer (1)	552	30,775	7.12%	1,102	30,885	4.77%
Total	$5,578	$14,155,257	0.16%	$29,600	$14,042,097	0.28%
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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 7 - Summary of Allocation of Allowance for Credit Losses

	September 30 2024			December 31 2023
	Allowance Amount	Allowance Amount as a Percentage of Total Allowance	Category of Loan as a Percentage of Total Loans	Allowance Amount	Allowance Amount as a Percentage of Total Allowance	Category of Loan as a Percentage of Total Loans
	(Dollars in thousands)
Commercial and industrial	$15,937	9.7%	11.0%	$19,243	13.5%	11.1%
Commercial real estate	99,622	60.9%	56.7%	74,148	52.2%	56.3%
Commercial construction	7,526	4.6%	5.2%	7,683	5.4%	6.0%
Small business	4,105	2.5%	1.9%	3,963	2.8%	1.8%
Residential real estate	24,503	15.0%	17.0%	23,637	16.6%	16.9%
Home equity	11,161	6.8%	7.9%	12,797	9.0%	7.7%
Other consumer	842	0.5%	0.3%	751	0.5%	0.2%
Total	$163,696	100.0%	100.0%	$142,222	100.0%	100.0%
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
Federal Home Loan Bank Stock The Federal Home Loan Bank (“FHLB”) is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. The Company's investments in FHLB of Boston stock decreased to $29.9 million at September 30, 2024 compared to $43.6 million at December 31, 2023, in conjunction with reduced levels of outstanding FHLB borrowings.
    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $1.0 billion at both September 30, 2024 and December 31, 2023.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company performed its annual goodwill impairment testing during the third quarter of 2024 and determined that the Company’s goodwill was not impaired as of September 30, 2024. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no other events or changes during the third quarter of 2024 that indicated impairment of goodwill and other intangible assets.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $302.1 million at September 30, 2024 compared to $297.4 million at December 31, 2023.
The Company recorded tax exempt income from life insurance policies of $2.0 million for each of the three months ended September 30, 2024 and 2023, and $5.9 million and $5.8 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company recorded no gains on life insurance benefits for the three months ended September 30, 2024 as compared to gains of $1.9 million for the three months ended September 30, 2023, and recorded gains of $263,000, and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Deposits As of September 30, 2024, total deposits were $15.4 billion, representing a $575.5 million, or 3.9%, increase from December 31, 2023. This increase was primarily driven by continued consumer demand for higher cost time deposits, along with strong business and municipal deposit inflows. Total noninterest bearing demand deposits comprised 29.3% of total deposits at September 30, 2024, as compared to 30.7% at December 31, 2023. The total cost of deposits was 1.74% and 1.07% for the three months ended September 30, 2024 and 2023, respectively, and 1.62% and 0.84% for the nine months ended September 30, 2024 and 2023, respectively.
The Company's deposits are comprised primarily of core deposits (demand, savings and money market), as well as time deposits. The Company's ratio of core deposits to total deposits represented 81.7% and 84.6% of total deposits as of September 30, 2024 and December 31, 2023, respectively, with the decrease driven primarily by core deposit outflows in conjunction with growth in higher yielding time deposits. In addition, the Company may also utilize brokered deposit sources, as needed, with balances of $61.2 million and $100.9 million outstanding at September 30, 2024 and December 31, 2023, respectively.
The Company's deposit accounts are insured to the maximum extent permitted by the Deposit Insurance Fund which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The Company participates in the IntraFi Network, allowing it to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to access a reciprocal deposit exchange that can be used to benefit customers seeking increased FDIC insurance protection, and amounted to $1.0 billion and $959.1 million at September 30, 2024 and December 31, 2023, respectively. The estimated balances of uninsured deposits at the Bank were $5.1 billion and $4.6 billion as of September 30, 2024 and December 31, 2023, respectively. Included in these amounts are $836.3 million and $720.5 million of collateralized deposits, which offer additional protection.
Borrowings  The Company's borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings were $663.4 million at September 30, 2024, representing a decrease of $555.0 million as compared to December 31, 2023. This decrease was experienced primarily within Federal Home Loan Bank borrowings, which decreased $505.0 million in conjunction with deposit balance growth over the first nine months of 2024. Additionally, the Company fully redeemed its outstanding subordinated debentures with an aggregate principal amount of $50.0 million during the first quarter of 2024.
The Company had $8.8 billion and $8.5 billion of assets pledged as collateral against borrowings at September 30, 2024 and December 31, 2023, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On September 19, 2024 the Company’s Board of Directors declared a cash dividend of $0.57 per share to shareholders of record as of the close of business on September 30, 2024. This dividend was paid on October 4, 2024.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). At September 30, 2024 and December 31, 2023, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:
Table 8 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	September 30, 2024
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,266,382	15.95%	$1,136,645	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,070,213	14.57%	639,363	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,070,213	14.57%	852,484	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,070,213	11.22%	738,310	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,200,508	15.48%	$1,137,089	≥	8.0%	$1,421,361	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,065,339	14.53%	639,612	≥	4.5%	923,885	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,065,339	14.53%	852,817	≥	6.0%	1,137,089	≥	8.0%
Tier 1 capital (to average assets)	2,065,339	11.19%	738,434	≥	4.0%	923,042	≥	5.0%
	December 31, 2023
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,268,863	15.91%	$1,140,554	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,022,873	14.19%	641,562	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,022,873	14.19%	855,416	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,022,873	10.96%	737,984	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,183,436	15.32%	$1,140,550	≥	8.0%	$1,425,687	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,048,426	14.37%	641,559	≥	4.5%	926,696	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,048,426	14.37%	855,412	≥	6.0%	1,140,550	≥	8.0%
Tier 1 capital (to average assets)	2,048,426	11.10%	738,055	≥	4.0%	922,568	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At September 30, 2024, the Company's capital levels exceeded the buffer.
Dividend Restrictions The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company totaled $45.3 million and $56.0 million for the three months ended September 30, 2024 and 2023, respectively and totaled $138.5 million and $178.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Trust Preferred Securities In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities has not been included in the consolidated financial statements of the Company. At both September 30, 2024 and December 31, 2023 there were $61.0 million in trust preferred securities included in the Tier 2 capital of the Company for regulatory reporting purposes pursuant to the Federal Reserve's capital adequacy guidelines.
Investment Management The following table presents total assets under administration and number of accounts held by the Rockland Trust Investment Management Group at the following dates:
Table 9 - Assets Under Administration

	September 30 2024	December 31 2023	September 30 2023
	(Dollars in thousands)
Assets under administration	$7,161,264	$6,537,905	$6,120,462
Number of trust, fiduciary and agency accounts	6,601	6,550	6,545
The Company's Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.
Accounts maintained by the Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. The Investment Management Group generated gross fee revenues of $9.7 million and $8.7 million for the three months ended September 30, 2024 and 2023, respectively and $28.4 million and $25.7 million for the nine months ended September 30, 2024 and 2023, respectively. Total assets under administration at September 30, 2024 were $7.2 billion, including $427.8 million of investment solutions designed by Rockland Trust that are administered and executed through its agreement with LPL Financial ("LPL"), compared to $6.5 billion and $383.0 million, respectively, at December 31, 2023. The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC ("Bright Rock"), which provides institutional quality investment management services to both institutional and high net worth clients. Included in these same amounts as of September 30, 2024 and December 31, 2023 are assets under administration of $501.6 million and $449.8 million, respectively, related to Bright Rock.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.
The Bank has an agreement with LPL and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients. Retail investments and insurance revenue was $1.4 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, and $3.6 million and $4.7 million for the nine months ended September 30, 2024 and 2023, respectively.

RESULTS OF OPERATIONS
    The following table provides a summary of results of operations for the three and nine months ended September 30, 2024 and 2023:
Table 10 - Summary of Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Net income	$42,947	$60,808	$142,047	$184,699
Diluted earnings per share	$1.01	$1.38	$3.34	$4.16
Return on average assets	0.88%	1.25%	0.98%	1.28%
Return on average equity	5.75%	8.35%	6.49%	8.58%
Net interest margin	3.29%	3.47%	3.26%	3.60%

Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis (“FTE”), net interest income for the third quarter of 2024 was $142.9 million, representing a decrease of $8.1 million, or 5.4%, when compared to the third quarter of 2023. For the nine months ended September 30, 2024, the net interest income on a FTE basis was $420.6 million, representing a decrease of $44.2 million, or 9.5%, when compared to the nine months ended September 30, 2023. These 2024 decreases in net interest income were primarily attributable to rising deposit costs, resulting in a net interest margin of 3.29% and 3.26% for the three and nine months ended September 30, 2024, respectively, representing decreases of 18 basis points and 34 basis points, respectively, compared to the same prior year periods.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ended September 30, 2024 and 2023. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income tax rate that would have been paid if the income had been fully taxable.
Table 11 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended September 30
	2024			2023
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$129,827	$1,635	5.01%	$89,449	$905	4.01%
Securities
Securities - trading	4,366	—	—%	4,546	—	—%
Securities - taxable investments	2,761,758	14,064	2.03%	3,000,736	14,817	1.96%
Securities - nontaxable investments (1)	194	1	2.05%	188	1	2.11%
Total securities	$2,766,318	$14,065	2.02%	$3,005,470	$14,818	1.96%
Loans held for sale	15,208	227	5.94%	4,072	60	5.85%
Loans (2)
Commercial and industrial (1)	1,585,801	28,834	7.23%	1,682,000	30,739	7.25%
Commercial real estate (1)	8,170,031	107,735	5.25%	7,823,525	94,861	4.81%
Commercial construction	749,009	13,778	7.32%	1,007,814	16,829	6.62%
Small business	270,486	4,486	6.60%	240,782	3,752	6.18%
Total commercial	10,775,327	154,833	5.72%	10,754,121	146,181	5.39%
Residential real estate	2,443,488	26,917	4.38%	2,276,882	23,197	4.04%
Home equity	1,122,750	19,372	6.86%	1,093,479	18,313	6.64%
Total consumer real estate	3,566,238	46,289	5.16%	3,370,361	41,510	4.89%
Other consumer	35,331	665	7.49%	30,775	608	7.84%
Total loans	$14,376,896	$201,787	5.58%	$14,155,257	$188,299	5.28%
Total interest-earning assets	$17,288,249	$217,714	5.01%	$17,254,248	$204,082	4.69%
Cash and due from banks	182,151			184,003
Federal Home Loan Bank stock	30,513			38,252
Other assets	1,839,389			1,859,099
Total assets	$19,340,302			$19,335,602
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$5,163,567	$17,978	1.39%	$5,393,209	$11,860	0.87%
Money market	2,998,672	18,986	2.52%	2,945,450	13,709	1.85%
Time deposits	2,740,982	30,021	4.36%	1,860,440	15,144	3.23%
Total interest-bearing deposits	$10,903,221	$66,985	2.44%	$10,199,099	$40,713	1.58%
Borrowings
Federal Home Loan Bank borrowings	$623,053	$6,692	4.27%	$869,646	$10,568	4.82%
Junior subordinated debentures	62,859	1,144	7.24%	62,857	1,150	7.26%
Subordinated debentures	—	—	—%	49,944	617	4.90%
Total borrowings	$685,912	$7,836	4.54%	$982,447	$12,335	4.98%

Total interest-bearing liabilities	$11,589,133	$74,821	2.57%	$11,181,546	$53,048	1.88%
Noninterest bearing demand deposits	4,442,858			4,883,009
Other liabilities	339,075			381,483
Total liabilities	$16,371,066			$16,446,038
Stockholders' equity	2,969,236			2,889,564
Total liabilities and stockholders' equity	$19,340,302			$19,335,602
Net interest income (1)		$142,893			$151,034
Interest rate spread (3)			2.44%			2.81%
Net interest margin (4)			3.29%			3.47%
Supplemental information
Total deposits, including demand deposits	$15,346,079	$66,985		$15,082,108	$40,713
Cost of total deposits			1.74%			1.07%
Total funding liabilities, including demand deposits	$16,031,991	$74,821		$16,064,555	$53,048
Cost of total funding liabilities			1.86%			1.31%

(1)The total amount of adjustment to interest income and yield on a FTE basis was $1.2 million for each of the three months ended September 30, 2024 and 2023.
(2)Includes average nonaccruing loans.
(3)Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 12 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Nine Months Ended September 30
	2024			2023
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$76,199	$2,515	4.41%	$144,558	$4,882	4.52%
Securities
Securities - trading	4,627	—	—%	4,377	—	—%
Securities - taxable investments	2,807,287	42,287	2.01%	3,062,745	45,707	2.00%
Securities - nontaxable investments (1)	191	5	3.50%	191	5	3.50%
Total securities	$2,812,105	$42,292	2.01%	$3,067,313	$45,712	1.99%
Loans held for sale	11,651	530	6.08%	3,180	133	5.59%
Loans (2)
Commercial and industrial (1)	1,576,580	84,746	7.18%	1,662,459	86,762	6.98%
Commercial real estate (1)	8,131,317	314,260	5.16%	7,800,173	276,255	4.74%
Commercial construction	808,570	44,650	7.38%	1,061,847	50,508	6.36%
Small business	264,283	13,022	6.58%	231,299	10,472	6.05%
Total commercial	10,780,750	456,678	5.66%	10,755,778	423,997	5.27%
Residential real estate	2,429,963	79,472	4.37%	2,163,130	63,498	3.92%
Home equity	1,109,245	56,642	6.82%	1,092,304	51,951	6.36%
Total consumer real estate	3,539,208	136,114	5.14%	3,255,434	115,449	4.74%
Other consumer	32,350	1,867	7.71%	30,885	1,751	7.58%
Total loans	$14,352,308	$594,659	5.53%	$14,042,097	$541,197	5.15%
Total interest-earning assets	$17,252,263	$639,996	4.96%	$17,257,148	$591,924	4.59%
Cash and due from banks	179,414			181,380
Federal Home Loan Bank stock	39,576			32,615
Other assets	1,841,696			1,843,564
Total assets	$19,312,949			$19,314,707
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$5,165,252	$49,163	1.27%	$5,545,951	$28,758	0.69%
Money market	2,917,693	52,386	2.40%	3,079,942	36,433	1.58%
Time deposits	2,539,915	81,225	4.27%	1,596,889	30,106	2.52%
Total interest-bearing deposits	$10,622,860	$182,774	2.30%	$10,222,782	$95,297	1.25%
Borrowings
Federal Home Loan Bank borrowings	$920,781	$32,652	4.74%	$747,640	$26,788	4.79%
Junior subordinated debentures	62,859	3,431	7.29%	62,856	3,195	6.80%
Subordinated debentures	13,501	508	5.03%	49,921	1,852	4.96%
Total borrowings	$997,141	$36,591	4.90%	$860,417	$31,835	4.95%
Total interest-bearing liabilities	$11,620,001	$219,365	2.52%	$11,083,199	$127,132	1.53%
Noninterest bearing demand deposits	4,414,392			4,990,869
Other liabilities	354,038			363,989
Total liabilities	$16,388,431			$16,438,057

Stockholders' equity	2,924,518			2,876,650
Total liabilities and stockholders' equity	$19,312,949			$19,314,707
Net interest income (1)		$420,631			$464,792
Interest rate spread (3)			2.44%			3.06%
Net interest margin (4)			3.26%			3.60%
Supplemental information
Total deposit, including demand deposits	$15,037,252	$182,774		$15,213,651	$95,297
Cost of total deposits			1.62%			0.84%
Total funding liabilities, including demand deposits	$16,034,393	$219,365		$16,074,068	$127,132
Cost of total funding liabilities			1.83%			1.06%

(1)The total amount of adjustment to present interest income and yield on a FTE basis was $3.6 million and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Table 13 - Volume Rate Analysis

	Three Months Ended September 30			Nine Months Ended September 30
	2024 Compared To 2023			2024 Compared To 2023
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$321	$409	$730	$(58)	$(2,309)	$(2,367)
Securities
Securities - taxable investments	427	(1,180)	(753)	392	(3,812)	(3,420)
Securities - nontaxable investments (1)	—	—	—	—	—	—
Total securities			(753)			(3,420)
Loans held for sale	3	164	167	42	355	397
Loans
Commercial and industrial (1)	(147)	(1,758)	(1,905)	2,466	(4,482)	(2,016)
Commercial real estate (1)	8,673	4,201	12,874	26,277	11,728	38,005
Commercial construction	1,271	(4,322)	(3,051)	6,189	(12,047)	(5,858)
Small business	271	463	734	1,057	1,493	2,550
Total commercial			8,652			32,681
Residential real estate	2,023	1,697	3,720	8,141	7,833	15,974
Home equity	569	490	1,059	3,885	806	4,691
Total consumer real estate			4,779			20,665
Other consumer	(33)	90	57	33	83	116
Total loans (1)(2)			13,488			53,462
Total income of interest-earning assets			$13,632			$48,072
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$6,623	$(505)	$6,118	$22,379	$(1,974)	$20,405
Money market	5,029	248	5,277	17,872	(1,919)	15,953
Time certificates of deposits	7,709	7,168	14,877	33,340	17,779	51,119
Total interest bearing deposits			26,272			87,477
Borrowings
Federal Home Loan Bank borrowings	(879)	(2,997)	(3,876)	(340)	6,204	5,864
Long-term borrowings	—	—	—	—	—	—
Junior subordinated debentures	(6)	—	(6)	236	—	236
Subordinated debentures	—	(617)	(617)	7	(1,351)	(1,344)
Total borrowings			(4,499)			4,756
Total expense of interest-bearing liabilities			21,773			92,233
Change in net interest income			$(8,141)			$(44,161)

(1)Reflects income determined on a FTE basis. See footnote (1) to Tables 11 and 12 in this Report for the related adjustments.
(2)Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an appropriate level of allowance for credit losses. The Company recorded a provision for credit loss of $19.5 million and $28.8 million for the three and nine months ended September 30, 2024, respectively, as compared to a provision for credit loss of $5.5 million and $17.8 million for the three and nine months ended September 30, 2023. The 2024 increase is primarily attributable to specific reserve allocations on commercial loans and, to a lesser extent, net loan growth over the first nine months of 2024.
The Company’s allowance for credit losses, as a percentage of total loans, was 1.14% at September 30, 2024, 1.00% at December 31, 2023, and 0.99% at September 30, 2023. Refer to Note 3, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses for the period.
Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 14 - Noninterest Income

	Three Months Ended
	September 30		Change
	2024	2023	Amount	%
	(Dollars in thousands)
Deposit account fees	$6,779	$5,936	$843	14.20%
Interchange and ATM fees	4,970	4,808	162	3.37%
Investment management and advisory	11,033	10,246	787	7.68%
Mortgage banking income	972	739	233	31.53%
Increase in cash surrender value of life insurance policies	2,006	1,983	23	1.16%
Gain on life insurance benefits	—	1,924	(1,924)	(100.00)%
Loan level derivative income	1,125	842	283	33.61%
Other noninterest income	6,664	7,065	(401)	(5.68)%
Total	$33,549	$33,543	$6	0.02%

	Nine Months Ended
	September 30		Change
	2024	2023	Amount	%
	(Dollars in thousands)
Deposit account fees	$19,339	$17,360	$1,979	11.40%
Interchange and ATM fees	14,175	13,470	705	5.23%
Investment management	31,961	30,373	1,588	5.23%
Mortgage banking income	3,088	1,717	1,371	79.85%
Increase in cash surrender value of life insurance policies	5,934	5,777	157	2.72%
Gain on life insurance benefits	263	2,111	(1,848)	(87.54)%
Loan level derivative income	1,678	2,525	(847)	(33.54)%
Other noninterest income	19,384	19,209	175	0.91%
Total	$95,822	$92,542	$3,280	3.54%

The primary reasons for the variances in the noninterest income categories shown in the preceding table include:
•Deposit account fees were higher for the three and nine months ended September 30, 2024 as compared to the same prior year periods primarily to increased overdraft and cash management fees.
•Interchange and ATM fees were higher for the three and nine months ended September 30, 2024 as compared to the same prior year periods due primarily to higher transaction volumes.

•Investment management and advisory income increased, driven primarily by higher levels of assets under administration, which increased by $1.0 billion, or 17.0%, to $7.2 billion at September 30, 2024 as compared to $6.1 billion at September 30, 2023. This increase was partially offset by lower insurance commission income recognized in 2024 as compared to the same 2023 periods.
•Mortgage banking income increased for the three and nine months ended September 30, 2024 as compared to the same prior year periods due primarily to a greater portion of new originations being sold in the secondary market versus being retained in the Company's portfolio during 2024 as compared to the same 2023 periods.
•The Company received minimal proceeds on life insurance policies during the nine months ended September 30, 2024 as compared to $2.1 million for the nine months ended September 30, 2023.
•Loan level derivative income increased during the three months ended September 30, 2024 and decreased for the nine months ended September 30, 2024 in comparison to the same prior year periods, reflecting fluctuations in customer demand fueled by changes in the macroeconomic environment.
•Other noninterest income for the three months ended September 30, 2024 was lower than the same prior year period, primarily attributable to outsized commercial loan fees recorded during the third quarter of 2023, as well as decreased discounted purchases of Massachusetts historical tax credits, partially offset by unrealized gains on equity securities. Other noninterest income for the nine months ended September 30, 2024 was slightly higher than the same prior year period, primarily attributable to increased FHLB dividend income, realized gains on sales of equity securities, and commercial loan fees, partially offset by decreased discounted purchases of Massachusetts historical tax credits made during the first nine months of 2024.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 15 - Noninterest Expense

	Three Months Ended
	September 30		Change
	2024	2023	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$60,108	$54,797	$5,311	9.69%
Occupancy and equipment expenses	12,734	12,321	413	3.35%
Data processing & facilities management	2,510	2,404	106	4.41%
Software and subscriptions	4,736	3,324	1,412	42.48%
FDIC assessment	2,628	2,727	(99)	(3.63)%
Consulting expense	1,429	2,753	(1,324)	(48.09)%
Debit card expense	614	2,319	(1,705)	(73.52)%
Amortization of intangible assets	1,460	1,712	(252)	(14.72)%
Other noninterest expenses	14,224	15,425	(1,201)	(7.79)%
Total	$100,443	$97,782	$2,661	2.72%

	Nine Months Ended
	September 30		Change
	2024	2023	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$174,444	$165,747	$8,697	5.25%
Occupancy and equipment expenses	38,673	37,528	1,145	3.05%
Data processing & facilities management	7,398	7,461	(63)	(0.84)%
Software and subscriptions	13,305	9,407	3,898	41.44%
FDIC assessment	8,304	8,011	293	3.66%
Consulting expense	4,854	6,765	(1,911)	(28.25)%
Debit card expense	4,694	6,707	(2,013)	(30.01)%
Amortization of intangible assets	4,488	5,243	(755)	(14.40)%
Other noninterest expenses	43,784	45,129	(1,345)	(2.98)%
Total	$299,944	$291,998	$7,946	2.72%

The primary reasons for the variances in the noninterest expense categories shown in the preceding table include:
•Salaries and employee benefits increased for the three and nine months ended September 30, 2024, primarily attributable to increases in general salaries, incentive programs, medical plan insurance, and payroll taxes. The 2024 third quarter increase also reflected the impact of an outsized interest rate-driven valuation fluctuation related to the Company’s split-dollar bank-owned life insurance policies. These increases were partially offset by decreased commissions expense for the three and nine months ended September 30, 2024 as compared to the same prior year periods.
•Occupancy and equipment expenses increased for the three months ended September 30, 2024 as compared to the same prior year period due primarily to higher utilities costs and depreciation expense. Occupancy and equipment expenses were also higher for the nine months ended September 30, 2024 compared to the same prior year period, driven primarily by one-time lease exit costs associated with acquired leased locations as well as increased depreciation expense and cleaning costs, partially offset by decreased utilities costs.
•Software and subscriptions costs increased for both the three and nine months ended September 30, 2024 driven by the Company’s continued investment in its technology infrastructure.

•FDIC assessment was relatively flat for the third quarter of 2024 as compared to the same prior year quarter, and increased for the nine months ended September 30, 2024 compared to the same prior year period due primarily to an increase in the estimated FDIC special assessment recognized by the Company during the first quarter of 2024.
•Debit card expense decreased for the three and nine months ended September 30, 2024, due primarily to a one-time credit of $1.1 million recognized during the third quarter of 2024 as well as reduced processing costs.
•Consulting expense decreased for the three and nine months ended September 30, 2024, due primarily to the timing of strategic initiatives.
•Other noninterest expense was lower for both the three and nine months ended September 30, 2024 compared to the same prior year periods. The 2024 third quarter decrease was driven primarily by decreased unrealized losses on equity securities, lower card issuance costs, recruitment expenses and other miscellaneous costs, partially offset by increased software and subscriptions, internet banking expenses and telecommunications costs. The 2024 year-to-date decrease was driven primarily by lower recruitment expenses, reduced gains on sale of fixed assets, decreased legal costs, partially offset by increases in software and subscriptions, internet banking, and telecommunications costs.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 16 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
	(Dollars in thousands)
Combined federal and state income tax provision	$12,362	$19,333	$42,149	$59,519
Effective income tax rate	22.35%	24.12%	22.88%	24.37%
Blended statutory tax rate	27.91%	27.85%	27.91%	27.85%

The Company’s effective tax rate for the third quarter of 2024 is lower as compared to the year ago period primarily due to lower pre-tax income as well as increased tax benefits from low income housing tax credits. The effective tax rates in the table above are lower than the blended statutory tax rates due to the impact of discrete items, including tax benefits related to low income housing tax credits and equity compensation, as well as certain tax preference assets such as life insurance policies, tax exempt bonds, and federal tax credits.

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2040, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $258.3 million, of which $192.5 million had been funded as of September 30, 2024. It is expected that the limited partnership investments will generate a net tax benefit of approximately $3.8 million for the fiscal year 2024 and a total of $37.3 million over the remaining life of the investments from the combination of the tax credits and operating losses.
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

The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available FHLB funding, less short-term liabilities relative to total assets, was within policy limits at September 30, 2024. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit include FHLB collateral requirements, securities portfolio changes, and the mix of deposits.

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

The following table depicts current and unused liquidity capacity from various sources as of the dates indicated:

Table 17 - Liquidity Sources

	September 30, 2024		December 31, 2023
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$600,521	$2,121,680	$1,105,541	$1,577,746
Federal Reserve Bank of Boston (2)	—	3,624,805	—	3,078,179
Unpledged Securities	—	546,861	—	1,187,882
Line of Credit	—	85,000	—	85,000
Junior subordinated debentures (3)	62,859	—	62,858	—
Subordinated debt (3)	—	—	49,980	—
Reciprocal deposits (3)	1,036,580	—	959,068	—
Brokered deposits (3)	61,216	—	100,923	—
	$1,761,176	$6,378,346	$2,278,370	$5,928,807

(1)Loans and securities with a carrying value of $3.9 billion at each of September 30, 2024 and December 31, 2023, were pledged to the FHLB of Boston.
(2)Loans and securities with a carrying value of $5.0 billion at September 30, 2024, and loans with a carrying value of $4.6 billion at December 31, 2023, were pledged to the Federal Reserve Bank of Boston at each respective period.
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
Table 18 - Interest Rate Sensitivity

	September 30
	2024	2023
	Year 1	Year 1
Parallel rate shocks (basis points)
-300	(6.4)%	(3.4)%
-200	(3.9)%	(1.9)%
-100	(1.5)%	(0.8)%
+100	1.1%	0.2%
+200	2.0%	0.2%
+300	3.0%	0.7%
+400	4.1%	1.2%

Gradual rate shifts (basis points)
-200 over 12 months	(1.3)%	(0.7)%
-100 over 12 months	(0.6)%	(0.3)%
+200 over 12 months	0.9%	0.2%

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

The most significant market factors affecting the Company’s net interest income during the three months ended September 30, 2024 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate, the secured overnight financing rate, and other interest rates offered on long-term fixed rate loans.

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

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Information
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet arrangements during the three months ended September 30, 2024.
See Note 5, “Derivative and Hedging Activities” and Note 9, “Commitments and Contingencies” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended September 30, 2024.

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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At September 30, 2024, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2024:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan or Program
Period
July 1 to July 31, 2024	—	$—	—	$—
August 1 to August 31, 2024	—	$—	—	$—
September 1 to September 30, 2024	336	$59.99	—	$—
Total	336	$59.99	—
(1)These shares were surrendered in connection with the vesting of equity compensation grants to satisfy related tax withholding obligations.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - Not Applicable.

Item 5. Other Information

(a)None

(b)None

(c)Insider Rule 10b5-1 Trading Plans. During the quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
INDEPENDENT BANK CORP.
(registrant)

November 7, 2024	/s/ Jeffrey J. Tengel
Jeffrey J. Tengel President and Chief Executive Officer (Principal Executive Officer)

November 7, 2024	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)