Form 10-K
period 2024-12-31
INDEPENDENT BANK CORP
filed 2025-02-28
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes  ☒ No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No  ☒

As of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2024 was approximately $2,136,728,988.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. February 24, 2025 - 42,605,296

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Annual Report on Form 10-K. The definitive proxy statement relating to the 2025 Annual Meeting of Shareholders will be filed within 120 days of December 31, 2024.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “could,” “will,” “may,” “expect,” “believe,” “forecast,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” “estimate,” “intend,” or similar statements or variations of such terms. Such forward-looking statements involve risks and uncertainties and our actual results may differ from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following:

•adverse economic conditions in the regional and local economies within the New England region and the Company’s market area;
•events impacting the financial services industry, including high profile bank failures, and any resulting decreased confidence in banks among depositors, investors, and other counterparties, as well as competition for deposit and significant disruption, volatility and depressed valuations of equity and other securities of banks in the capital markets;
•the effects to the Company of an increasingly competitive labor market, including the possibility that the Company will have to devote significant resources to attract and retain qualified personnel;
•the instability or volatility in financial markets and unfavorable domestic or global general economic, political or business conditions, whether caused by geopolitical concerns, including the Russia/Ukraine conflict, the conflict in Israel and surrounding areas and the possible expansion of such conflicts, political and policy changes or uncertainties associated with the new U.S. presidential administration, changes in U.S. and international trade policies, or other factors, and the potential impact of such factors on the Company and its customers, including the potential for decreases in deposits and loan demand, unanticipated loan delinquencies, loss of collateral and decreased service revenues;
•unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on the Company’s local economies or the Company's business caused by adverse weather conditions and natural disasters, public health crises or other external events and any actions taken by governmental authorities in response to any such events;
•adverse changes or volatility in the local real estate market;
•changes in interest rates and any resulting impact on interest earning assets and/or interest bearing liabilities, the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, decreased loan demand or increased difficulty in the ability of borrowers to repay variable rate loans;
•failure to consummate or any delay in consummating the acquisition of Enterprise, including as a result of any failure to obtain the necessary regulatory approvals, to obtain Enterprise shareholder approval or to satisfy any of the other conditions to the proposed transaction on a timely basis or at all;
•risks related to the Company’s pending acquisition of Enterprise and acquisitions generally, including disruption to current plans and operations; difficulties in customer and employee retention; fees, expenses and charges related to these transactions being significantly higher than anticipated; unforeseen integration issues or impairment of goodwill and/or other intangibles; and the Company’s inability to achieve expected revenues, cost savings, synergies, and other benefits at levels or within the timeframes originally anticipated;
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

PART I

ITEM 1. BUSINESS

General

Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland Trust” or the “Bank”), a Massachusetts trust company chartered in 1907. The Bank provides a wide range of banking, investment and financial services, operating with over 120 retail branches, as well as a network of commercial and residential lending centers, and investment management offices primarily in Eastern Massachusetts, Worcester County, and Rhode Island. Rockland Trust also offers a full suite of mobile, online, and telephone banking services. At December 31, 2024, the Company had total assets of $19.4 billion, total deposits of $15.3 billion, and stockholders’ equity of $3.0 billion.

Subsidiaries

At December 31, 2024, Independent Bank Corp.’s consolidated subsidiaries included the Company’s banking subsidiary, Rockland Trust, which is the Company’s only reportable operating segment. Rockland Trust had the following wholly-owned corporate subsidiaries:

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
•Bright Rock Capital Management LLC, which was established to act as a registered investment advisor under the Investment Advisors Act of 1940; and
•Compass Exchange Advisors LLC, which was established to provide like-kind exchange services pursuant to section 1031 of the Internal Revenue Code of 1986, as amended. The like-kind exchange services provided in connection with this entity ceased during 2023.

In addition, the Company is currently the sponsor of Independent Capital Trust V, a Delaware statutory trust; Central Bancorp Capital Trust I, a Delaware statutory trust; and Central Bancorp Statutory Trust II, a Connecticut statutory trust, each of which was formed to issue trust preferred securities. These statutory trusts are not included in the Company’s consolidated financial statements.

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

Lending Activities

The Bank’s gross loan portfolio (loans before allowance for credit losses) amounted to $14.5 billion on December 31, 2024, or 74.9% of total assets. The Bank’s borrowers primarily consist of small-to-upper middle market sized businesses and consumers. Substantially all of the Bank’s commercial, consumer real estate, and other consumer loan portfolios consist of loans made to residents of and businesses located in the Bank’s market area. The majority of the real estate loans in the Bank’s loan portfolio are secured by properties located within this market area.

Although the Bank analyzes the creditworthiness of its borrowers, the risk of deterioration in the ability of borrowers to repay their loans in accordance with their existing loan agreements is inherent in any lending function. Loans are approved based upon a hierarchy of authority, predicated upon the size of the loan, quality of collateral and perceived level of risk. Levels within the hierarchy of lending authorities range from individual lenders to the Company’s Loan Approval Committee. In accordance with federal and state banking law, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $593.2 million at December 31, 2024, which is the Bank’s legal lending limit. Notwithstanding the foregoing, the Bank has established a more restrictive limit, which may only be exceeded with the approval of the Board of Directors (the “Board”). There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s self-imposed restrictive limit. The Bank’s largest relationship as of December 31, 2024 consisted of 11 loans with an aggregate exposure of $157.8 million.

Loan Portfolio    The following table shows the balance of the gross average loan portfolio by category, the percentage of the gross average loan portfolio, and the percentage of total interest income that the loans generated, by category, for the fiscal years indicated:

	Average Balance for the Year Ended	% of Total Loans	% of Total Interest Income Generated for the Years Ended December 31,
	December 31, 2024		2024	2023	2022
	(Dollars in thousands)
Commercial	$10,778,807	75.1%	70.9%	71.5%	72.9%
Consumer real estate	3,549,712	24.7%	21.4%	20.0%	16.7%
Other consumer	33,761	0.2%	0.3%	0.3%	0.3%
Total	$14,362,280	100.0%	92.6%	91.8%	89.9%

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

The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration. The Bank believes this portfolio is well diversified with loans secured by a variety of property types, such as nonowner-occupied commercial real estate, retail, office, industrial, warehouse, industrial development bonds and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, and recreational facilities. The portfolio also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. Although terms vary, commercial real estate loans typically are underwritten with maturities up to ten years. These loans generally have amortization periods of 20 to 30 years. It is the Bank’s general practice to obtain personal guarantees from the principals of the borrower on commercial real estate loans. Additionally, the Bank typically obtains financial statements from commercial real estate borrowers at least annually or as deemed appropriate based on size and risk associated with the loans. Construction loans within this category present a degree of risk and may be affected by a variety of factors, such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. Development of commercial real estate projects also may be subject to numerous land use and environmental issues. The payment experience on nonowner-occupied commercial real estate projects is typically dependent on the successful operation of the real estate project, which can be significantly impacted by supply and demand conditions within the markets for commercial, retail, office, industrial/warehouse and multi-family tenancy. The current environment has created additional considerations over office exposure as the development of hybrid work environments has reduced and may continue to reduce demand for large office spaces and as a result has reduced and may potentially continue to reduce the valuation of collateral to loans within this property type. The current environment has created additional considerations over office exposure as the development of hybrid work environments has reduced and may continue to reduce demand for large office spaces and as a result has reduced and may potentially continue to reduce the valuation of collateral to loans within this property type. Amongst other actions, management is actively monitoring upcoming maturities within this subset of loans.

The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2024:

Commercial Real Estate Portfolio by Property Type
Total Portfolio of $7.5 billion*

Other: 2.9%
Healthcare: 1.6%
Mixed-Use Office: 1.8%
Lodging: 10.4%
Industrial/Warehouse: 10.4%
Office: 14.2%
Residential - Related: 14.2%
Retail: 17.8%
Multi-Family: 26.7%

* Inclusive of commercial construction balances

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$1,939
Largest individual commercial real estate mortgage outstanding	$60,609
Commercial real estate nonperforming loans/commercial real estate loans	0.99%

Commercial and industrial loans consist of both term loans and revolving or non-revolving lines of credit. Term loans generally have a repayment schedule of five years or less and are collateralized by equipment, machinery or other business assets. In addition, the Bank generally obtains personal guarantees from the principal owners of the borrower for its commercial and industrial loans. Lines of credit, including asset-based lines, are typically collateralized by accounts receivable, inventory, or both, as well as other business assets. Commercial lines of credit and asset-based lines generally are reviewed on an annual basis and usually require either a borrowing base formula or reflect varying levels of repayment of principal during the course of a year. Additionally, other commercial term loans are typically secured by machinery and equipment, and/or owner occupied commercial real estate. To limit the risk within this portfolio, the loans are made across a diverse set of industry groups. The following pie chart shows the diversification of the commercial and industrial portfolio as of December 31, 2024:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $3.0 billion
All Other (11 Sectors): 22.3%
Retail Trade: 21.0%
Accommodation and Food Services: 5.7%
Real Estate/Rental and Leasing: 12.6%
Educational Services: 5.5%
Manufacturing: 7.5%
Wholesale Trade: 8.2%
Health Care and Social Assistance: 8.3%
Construction: 8.9%

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$558
Largest individual commercial and industrial loan outstanding	$46,614
Commercial and industrial nonperforming loans/commercial and industrial loans	0.46%

Consumer Loans    The Bank’s consumer portfolio consists of real estate loans comprised of residential mortgages and home equity loans and lines, all secured by one-to-four family residential properties, as well as other consumer loans. Residential mortgages are offered in amounts based on up to 97% of the lesser of the appraised value of the residential property securing the loan or the purchase price, and generally require borrowers to obtain private mortgage insurance when the amount of the loan exceeds 80% of the value of the property. The Bank’s residential real estate loans are generally originated under terms, conditions and documentation which permit sale in the secondary market. In order to protect the properties securing its residential and other real estate loans, the Bank requires title insurance protecting the priority of its mortgage lien, as well as fire, extended casualty, and flood insurance, when necessary. Independent appraisers assess properties securing all of the Bank’s first mortgage real estate loans, as required by regulatory standards. Home equity loans and lines may be secured by a first or second mortgage on the borrower’s residence, second home or residential investment properties. The Bank will typically originate home equity loans and lines in an amount up to 75% of the value, as determined by an appraisal, hybrid valuation method or automated valuation method, reduced for any loans outstanding that are secured by such collateral. Other consumer loans primarily consist of investment management secured lines of credit, installment loans and overdraft protection lines. The consumer real estate loan portfolio at December 31, 2024 was as follows:

Consumer Portfolio Composition
Total Portfolio of $3.6 Billion
Other consumer: 1.1%
Home equity - subordinate positions: 17.9%
Home equity - first position: 13.5%
Residential real estate: 67.5%

Select Statistics Regarding the Consumer Portfolio
(Dollars in thousands)
Average loan size	$116
Largest individual consumer loan outstanding	$5,290
Consumer nonperforming loans/consumer loans	0.35%

Sources of Funds

The Bank’s primary sources of funds are derived from deposits and to a lesser extent, borrowings as well as the amortization, prepayment, and maturities of loans and securities.

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
Rockland Trust’s 123 branch locations feature expanded use of video-tellers, and are supplemented by internet and mobile banking services as well as automated teller machine (“ATM”) cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and 55 additional remote ATM locations. The ATM cards and debit cards also allow customers access to a variety of national and international ATM networks. The Bank’s mobile banking services give customers the ability to use a variety of mobile devices to check balances, track account activity, pay bills, search transactions, and set up alerts for text or e-mail messages for changes in their account.

Customers can also transfer funds between Rockland Trust accounts, deposit checks into their account, and identify the nearest branch or ATM directly from their mobile device. Rockland Trust also offers person-to-person payment capabilities, allowing for simple and secure funds transfers between most banks and credit unions.
Regulation

The following discussion sets forth certain material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the Company’s business. The Company expects that the new U.S. presidential administration will seek to implement a regulatory reform agenda that is significantly different than that of the prior administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies, which could, in turn, have a material effect on the Company’s business. The laws and regulations governing the Company and the Bank that are described in the following discussion generally have been promulgated to offer protection to customers, including depositors and borrowers and not for the purpose of protecting shareholders.

General    The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and as such is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Rockland Trust is subject to regulation and examination by the Commissioner of Banks of the Commonwealth of Massachusetts (the “Commissioner”) and the Federal Deposit Insurance Corporation (“FDIC”).

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

Capital Requirements    The Federal Reserve has established rules covering a capital framework for U.S. banking organizations, referred to herein as the “Rules.” The FDIC has adopted substantially identical rules.

Under the Rules, the minimum capital ratios for the Company and the Bank are as follows:

• 4.5% Common Equity Tier 1 (“CET1”) to risk-weighted assets.
• 6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.
• 8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.
• 4.0% Tier 1 leverage capital ratio.

The Rules also require the Company and the Bank to maintain a “capital conservation buffer” in an amount greater than 2.5%, on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that meet the minimum capital requirements of 4.5%, 6.0% and 8.0% for CET1, Tier 1 and Total capital, respectively, but fall below the capital conservation buffer, will face constraints on capital distributions and discretionary bonus payments to executive officers based on the amount of the shortfall. The capital conservation buffer effectively increases the minimum CET1 capital ratio to 7.0%, the minimum Tier 1 risk-based capital ratio to 8.5%, and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers. The Company and the Bank maintain all capital ratios above the required capital conservation buffer of 2.5%.

Pursuant to Section 38 of the Federal Deposit Insurance Act (the “FDI Act”), federal banking agencies are required to take “prompt corrective action” if an insured depository institution fails to meet certain capital adequacy standards. The following table summarizes the minimum capital levels under the Rules:

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
The Company is currently in compliance with the above-described regulatory capital requirements. See Note 18, “Regulatory Matters” within the Notes to the Consolidated Financial Statements included in Item 8 of this Report for more information.

FDIC Deposit Insurance    The Bank’s deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000.

The Bank is currently assessed a deposit insurance charge from the FDIC based upon the Bank’s overall assessment base multiplied by an assessment rate, determined in part from five established risk categories. The Bank’s assessment base is defined as average consolidated total assets minus average tangible equity, adjusted for the impact of the risk category factors.

In November 2023, the FDIC Board of Directors approved a final rule to implement a special assessment to recover losses to the DIF associated with protecting uninsured depositors following the closures of three prominent financial institutions in 2023. The charge was determined by applying a quarterly assessment rate to the Bank’s assessment base, which was defined as the estimated uninsured deposits exceeding $5 billion at December 31, 2022, to be paid over eight quarters beginning in the first quarter of 2024. In June 2024, due to the increased estimate of losses, the FDIC announced that it expected the special assessment to be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. This updated assessment was made under the FDIC’s final rule whereby the estimated loss pursuant to the systemic risk determination can be periodically adjusted. The FDIC has also retained the ability to cease collection early, extend the special assessment collection period, and/or impose a final shortfall special assessment. It is uncertain the extent to which any such additional future assessments could impact the Company’s future deposit insurance expense.

Community Reinvestment Act (“CRA”)    Pursuant to the CRA and similar provisions of Massachusetts law, regulatory authorities review the performance of the Company and the Bank in meeting the credit needs of the communities served by the Bank. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of new branches, branch relocations, the engagement in certain additional financial activities under the Gramm-Leach-Bliley Act, and acquisitions of banks and bank holding companies. The FDIC and the Massachusetts Division of Banks have assigned the Bank a CRA rating of “Outstanding” as of the latest examination.

Anti-Money Laundering Act of 2020 The Anti-Money Laundering Act of 2020, enacted as part of the National Defense Authorization Act, does not directly impose new requirements on banks, but requires the U.S. Treasury to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the Bank Secrecy Act and Patriot Act impose on banks. The Anti-Money Laundering Act of 2020 also contains provisions that promote increased information-sharing and use of technology and increase penalties for violations of the Bank Secrecy Act and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.

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

Office of Foreign Assets Control Regulation (“OFAC”)    The U.S. Treasury Department’s “OFAC” administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. The Company and the Bank are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act    In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This significant law affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

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
•created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. With total assets in excess of $10 billion, the Company is classified as a large bank and therefore subject to direct supervision and examination by the CFPB.
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

In 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law, making certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulations. While the EGRRCPA eased some regulatory obligations imposed by the Dodd-Frank Act, including the requirement to conduct stress testing, it had minimal impact on the Company’s operations.

Incentive Compensation The Dodd-Frank Act required the federal bank regulatory agencies and the U.S Securities and Exchange Commission (“SEC”) to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, with at least $1 billion in total assets such as the Company and the Bank, that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity.

In 2010, the Federal Reserve, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act.

The Federal Reserve reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements.

Volcker Rule The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of investment funds (defined as “Covered Funds”). The rule also effectively prohibits short-term trading strategies and prohibits the use of some hedging strategies. The Company has no investments that met the definition of Covered Funds under the foregoing rules.

Collins Amendment The Collins Amendment includes provisions which are intended to subject bank holding companies to the same capital requirements as bank subsidiaries and to eliminate, or significantly reduce, the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Accordingly, under the Collins Amendment, trust preferred securities are generally excluded from regulatory capital, except in certain instances based upon asset thresholds established under the Collins Amendment.

Consumer Protection Regulations As a financial institution with more than $10 billion in assets, the Bank is supervised by the CFPB for consumer protection purposes. The CFPB’s regulation of the Bank is focused on risks to consumers and compliance with the federal consumer financial laws and includes regular examinations of the Bank. The CFPB, along with the U.S. Department of Justice and bank regulatory authorities, also seeks to enforce discriminatory lending laws. In such actions, the CFPB and others have used a disparate impact analysis, which measures discriminatory results without regard to intent. Consequently, unintentional actions by the Bank could have a material adverse impact on our lending and results of operations if the actions are found to be discriminatory by our regulators.

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

The CFPB examines the Bank’s compliance with such laws and the regulations under them.

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

Rockland Trust has been named one of the Boston Globe’s Top Places to Work for 16 years running and has continued to be the top-rated bank in its size category since 2015. In addition to the Boston Globe’s ranking, Rockland Trust has been recognized as a “Best Place to Work” for LGBTQ Equality, scoring 100% on the Human Rights Campaign’s Corporate Equality Index since 2016.

As of December 31, 2024, Rockland Trust employed 1,837 total colleagues, 817 of whom are officers of the Bank. The Company’s largest business units, in terms of total headcount, include Retail, Commercial, and Operations, employing 42.4%, 16.7% and 8.3% of colleagues, respectively. Other business units include Audit, Corporate Services, Executive, Executive Administration, Finance, Human Resources, Investment Management Group, Information Technology, Loan Operations, Marketing, Mortgage, and Risk. Rockland Trust’s average full time equivalent was 1,775, as of December 31, 2024.

Colleague Engagement Rockland Trust is committed to a culture of inclusion, respect, teamwork, and employee engagement. Colleagues are provided with competitive compensation, a comprehensive benefits package and an environment that supports a healthy work-life balance. The Company surveys its colleagues quarterly and annually utilizing effective listening and feedback tools to monitor colleague sentiments around the work experience. The Company is frequently recognized for being a top workplace in areas such as employee appreciation, professional development, and work-life flexibility. According to a recent internal survey, 84% of colleagues would recommend working at Rockland Trust.

Rockland Trust’s competitive benefits include medical, dental and vision insurance, long-term disability insurance, life insurance, a 401(k) voluntary savings plan, an additional defined contribution retirement savings plan, paid time off, illness/personal time, paid parental leave, childcare assistance, wellness program RockFit, dedicated Employee Assistance Program, paid volunteer days, supplemental insurance, pet insurance, and more.

Colleagues are also offered a full suite of learning and development programs designed to support professional growth and career advancement. Formal colleague development programs include the Rising Stars Development Program (for entry-level colleague career advancement), Strategies and Tactics for Emerging Professionals, the Commercial Lender Development Program, and the Retail Management Training Program. Career journeys were developed for some of the Company’s major business units, such as Retail, to offer guidance and transparency on the steps needed to advance within the organization. These journeys provide detail on required trainings, promotion guidelines, position descriptions, mentoring opportunities, and talent development opportunities, all designed to help colleagues navigate and grow their careers.

Colleagues are invited to participate in the Company’s online learning offerings and facilitator-led training opportunities. Rockland Trust also offers Tuition Reimbursement through a decades-long partnership with Cambridge College Global and other colleges and universities. The partnership with Cambridge College Global allows part-time and full-time colleagues to earn their degree at discounted tuition rates, making it virtually cost-free. The partnership also includes access to Cambridge College Global professors who facilitate many of our training programs.

Our leadership philosophy is created using Gestalt-based leadership principles, developed by the Gestalt International Study Center (“GISC”). Through this partnership with GISC, the Company’s flagship leadership development program, Principles of Management, was designed to help all Rockland Trust Managers optimize team performance aligned with the Company’s corporate culture, “Where Each Relationship Matters,” while creating a great place to work for colleagues. As of December 31, 2024, 87% of the managers at Rockland Trust have completed this training program with remaining managers, having been newly hired or promoted within the last year, slated to participate in 2025. Throughout the course of the Company’s relationship with GISC, a suite of leadership development programs have been designed to address the specific development needs of both emerging leaders and long-time managers as the organization grows. Topics such as inclusive leadership, managing up, and the creation of alumni networks have all enabled stronger adoption of the Company’s leadership philosophy and principles that support its culture.

The growth and development of future leaders is also supported by a robust succession planning process for senior leaders and critical positions in the organization. This process allows the Company to identify high potential talent, especially in areas like our Commercial Lending and Commercial Credit teams, and accelerate their path to expanding leadership roles while ensuring our future success and sustainability as a growing organization.

Rockland Trust encourages colleagues to continually seek ways to learn and grow. The Company’s Performance Management and Feedback System allows managers to formally recognize colleagues’ achievements and identify goals and areas for improvement. In addition to this annual feedback, colleagues are also periodically spotlighted in many other ways. Colleagues are encouraged to recognize each other’s excellent internal and external customer service through a peer recognition, “You Make a Difference” award, of which 3,541 awards were earned in 2024. Managers are also provided the opportunity to recognize colleagues privately, through “Kudos” awards. In order to celebrate the academic achievements of colleagues, an annual celebration is hosted by the Company’s Chief Executive Officer to honor degree and certification recipients for that year. Colleagues are also recognized for extraordinary efforts through annual “Shining Star” awards and other awards at the annual all employee meeting.

Community Outreach    In 2024, the affiliated charitable foundation of Rockland Trust, Rockland Trust Charitable Foundation Inc., donated approximately $2.5 million to over 330 nonprofit organizations throughout the Company’s footprint. In total, the Bank and our affiliated foundation contributed over $4.3 million to over 1,000 local nonprofit and community organizations. In addition, Rockland Trust employees volunteered over 23,000 service hours in our communities in 2024.

Commitment to Relationships At Rockland Trust, management believes each relationship matters, and that statement goes far beyond the Company’s customers. Rockland Trust deliberately nurtures an inclusive workplace so that each employee is valued and respected. The Company believes creating this culture enables the Company to better perform for its customers and the communities in which it operates. The Company is committed to respecting all colleagues as individuals and to be courteous and considerate to each colleague.

There has been an established inclusion program designed to ensure colleagues are valued and respected at the Company for over 19 years, and this program continues to grow and evolve. In 2024, for the second year in a row, the Company invited managers and leaders to participate on a voluntary basis in an “Inclusive Leadership” program designed to offer managers and leaders ideas about new ways to engage, involve, respect, and value the varied perspectives and contributions of all team members.

Rockland Trust strives to ensure colleagues have an opportunity to be heard, valued and engaged. Rockland Trust offers five Employee Resource Groups (“ERGs”) which are open to all employees: Inclusion Network, EmpowHer Alliance, Pride Alliance, Unidos, and The Money Circle. These voluntary, employee-led groups join together to provide opportunities for colleagues to network and engage with one another as well as to get involved in educational and social engagements, including collective charitable works.

Available Information

Under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company files periodic and current reports, proxy and information statements and other information with the SEC. These filings can be accessed on the SEC’s website at www.sec.gov. Additionally, the Company’s SEC filings, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to these reports, and additional shareholder information are available free of charge on the Company’s website: www.RocklandTrust.com (within the Investor Relations section) as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. The Company’s Code of Ethics and other Corporate Governance documents are also available free of charge on the Company’s website in the Investor Relations section. Information contained on the Company’s website and the SEC website is not incorporated by reference into this Report. (The Company has included its web address and the SEC website address only as inactive textual references and does not intend them to be active links to the Company’s website or the SEC website.)

ITEM 1A. RISK FACTORS

Risks Related to Changes in Interest Rates

Changes in interest rates and other factors could adversely impact the Company’s financial condition and results of operations.    The Company’s ability to make a profit, like that of most financial institutions, substantially depends upon its net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. However, certain assets and liabilities may react differently to changes in market interest rates. Further, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag behind. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Although inflation has slowed since the levels experienced in recent years, possible inflationary pressures and any increases in market interest rates could cause the value of investment securities, particularly those with longer maturities, to decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services the Company uses in business operations, such as electricity and other utilities, which increases the Company’s non-interest expenses. Furthermore, the Company’s customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their deposits and/or ability to repay their loans or other obligations increasing the Company’s credit risk. The inflationary outlook in the United States is currently uncertain. If inflationary pressures do not significantly subside, sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity.

Economic growth may slow down and the national or global economy may experience downturns, including recessionary periods. Market disruption, including potential disruption resulting from inflation, tariffs and global supply chain interruption, government and central bank policy actions designed to counteract the effects of recession, changes in investor expectations regarding compensation for market risk, credit risk and liquidity risk and changing economic data could impact both the volatility and magnitude of the directional movements of interest rates. Additionally, potential sovereign debt defaults or actions taken by U.S. government to avoid exceeding the debt ceiling may severely impact global and domestic economies and may lead to significantly tighter liquidity and impact the availability of credit. Although the Company pursues an asset/liability management strategy designed to manage its risk arising from changes in interest rates, the Company’s strategy may not be fully effective, or may be effective in part, and changes in market interest rates can have a material adverse effect on the Company’s profitability.

Risks Related to Recent Events Impacting the Financial Services Industry

Events impacting the financial services industry may result in decreased confidence in banks among depositors, investors and other counterparties, as well as competition for deposits and significant disruption, volatility and depressed valuations of equity and other securities of banks in the capital markets. Certain events impacting the financial services industry, including recent bank failures, have had, and may continue to have, an adverse impact on the market price and volatility of the Company’s common stock. Moreover, these events have resulted in, and may continue to result in, increased regulatory scrutiny and expectations, and could lead to further changes to laws or regulations applicable to the Company, which could have a material adverse impact on the Company’s business and result in increased costs necessary to comply with any such changes. Additionally, the cost of resolving recent bank failures may prompt the FDIC to increase its premiums above the current levels or result in additional special assessments. Any of the above factors could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Related to the Company’s Lending Activities

If the Company experiences credit losses at a level higher than anticipated in the Company’s models, its earnings could materially decrease.    The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment or cover losses. If loan customers fail to repay loans according to the terms of the loans, the Company may experience significant credit losses that could have a material adverse effect on its operating results and capital ratios. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of borrowers, the value of the real estate and other assets serving as collateral for the repayment of loans, and the enforce ability of its loan documents. In determining the amount of the allowance for credit losses, the Company, in addition to assessing the collectability of its loan portfolio, relies on an evaluation of economic conditions, which involves a high level of subjectivity, as well as significant estimates of current credit risks and trends using existing qualitative and quantitative information and reasonable supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. If the assumptions underlying the determination of its allowance for credit losses prove to be incorrect, the current allowance for credit losses may not be sufficient to cover losses inherent in the Company’s loan portfolio and an adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. A problem with one or more loans could require the Company to significantly increase the level of its allowance for credit losses. In addition, federal and state regulators periodically review the Company’s allowance for credit losses and may require it to increase its allowance for credit losses or recognize further loan charge-offs, based on judgments different than those of management. Material additions to the allowance would materially decrease the Company’s net income and could have a material adverse effect on the Company’s results of operations or financial condition.

A significant amount of the Company’s loans are concentrated in the Bank’s geographic footprint and adverse conditions in this geographic footprint could negatively impact its results of operations.    Substantially all of the loans the Company originates are secured by properties located in, or are made to businesses that operate in, Massachusetts and the broader New England area. Because of the current concentration of the Company’s loan origination activities in its geographic footprint, in the event of adverse economic conditions impacting the region (including, but not limited to, increased unemployment, downward pressure on the value of residential or commercial real estate, or political or business developments that may affect the ability of property owners and businesses to make payments of principal and interest on the underlying loans in the Bank’s geographic footprint), the Company would likely experience higher rates of loss and delinquency on its loans than if its loan portfolio were more geographically diversified, which could have an adverse effect on the Company’s results of operations or financial condition.

A significant portion of the Company’s loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect the Company’s asset quality and the profitability of loans secured by real property and increase the number of defaults and the level of losses within the Company’s loan portfolio. The real estate collateral securing the Company’s loans provides an alternate source of repayment in the event of default by the borrower. Should real estate values deteriorate during the time the credit is extended, the Company is potentially exposed to greater losses. A downturn in the real estate market in the Company’s primary market areas could result in an increase in the number of borrowers who default on loans and a reduction in the value of the collateral securing loans, which in turn could have an adverse effect on the Company’s profitability and asset quality. Further, if the Company is required to liquidate collateral securing a loan to satisfy the related debt during a period of reduced real estate values, the Company may experience higher credit losses than expected and its earnings and shareholders’ equity could be adversely affected. Any declines in real estate prices in the Company’s primary markets may also result in increases in delinquencies and losses in its loan portfolios. Unanticipated decreases in real estate prices coupled with events, such as a prolonged economic downturn and elevated levels of unemployment could drive credit losses beyond the level provided for in the Company’s allowance for credit losses. If this occurs, the Company’s earnings could be adversely affected.

The Company’s emphasis on originating commercial loans may increase lending risks. At December 31, 2024, 74.9% of the Company’s loan portfolio consisted of commercial loans. The Company’s commercial loan portfolio includes commercial and industrial loans, commercial real estate loans, commercial construction loans, and small business banking loans. Commercial and industrial loans may expose the Company to additional risks since their underwriting is typically based on the borrower’s ability to make repayments from the cash flow of its business and may be secured by non-real estate collateral that may depreciate over time, or by owner-occupied real estate, the value of which is subject to market fluctuations and may deteriorate over the life of the loan. Commercial real estate loans and small business loans generally expose the Company to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans typically depends on the successful operation of the property and the continuity of tenant rental payments. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Factors such as increased prevalence of remote or hybrid work arrangements and consumer preference for online shopping have led and continue to lead to a decreased demand for office and retail space creating increased property vacancies and declining rent growth, which could impact the value of the future cash flow and value of the involved property that serves as loan collateral. Such trends could ultimately result in a shrinkage of the commercial real estate market, which could materially impact the Company’s results of operations and financial condition and possibly the Company’s long-term business strategy because commercial real estate loans are currently the Company’s largest loan category. Commercial construction loans are generally considered to involve a higher degree of credit risk than long-term financing on owner-occupied residential real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction as compared to estimated costs. Changes in economic conditions that are outside of the control of the borrower and lender could impact the value of the future cash flow and value of the underlying loan collateral.

The Company may experience losses and expenses if security interests granted for loans are not enforceable. When the Bank makes loans, it sometimes obtains liens, such as real estate mortgages or other asset pledges, to provide the Bank with one or more security interests in collateral. If there is a loan default the Bank may seek to foreclose upon collateral and enforce the security interests to obtain repayment and eliminate or mitigate the Company’s loss. Drafting errors, granting errors, recording errors, other defects or imperfections in the security interests granted to the Bank and/or changes in law may render liens granted to the Bank unenforceable. The Company may incur losses or expenses if security interests granted to the Bank are not properly perfected or are otherwise unenforceable.

Risks Related to Legal, Regulatory and Policy Matters

The Company operates in a highly regulated environment and may be adversely impacted by changes in industry practices, laws, regulations, and accounting standards. Any change in the industry practices, laws, regulations or accounting standards and failure by the Company to comply with such changes, or a change in regulators’ supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve, other state or federal regulators, the U.S. Congress, or the Massachusetts legislature could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows. In addition, personnel changes at such regulatory agencies may result in differing interpretations of existing rules and guidelines, including more stringent enforcement and more severe penalties. Any such changes may lead to increased costs of compliance as well an increased risk of formal or informal regulatory actions. Additionally, aspects of current or proposed regulatory or legislative changes to laws applicable in the financial services industry, including the adoption of new rules or more aggressive examination and enforcement by the Company’s regulators over its overdraft protection practices, have led certain banking organizations to modify their overdraft protection programs, including the imposition of overdraft transaction fees. These competitive pressures from the Company’s peers could cause the Company to modify its program and practices in ways that may negatively impact the profitability of the Company’s business activities and expose it to increased business and compliance costs, which, in turn could have an adverse effect on the Company’s financial condition and results of operations.

The costs of compliance with fair lending laws or negative outcomes with respect to challenges of the Company’s compliance with such laws, inclusive of laws impacting banks exceeding $10 billion in total assets, could have a material adverse effect on the Company’s business, financial condition or results of operations or could damage the Company’s reputation. The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose non-discriminatory lending and other requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the FDIC and the Consumer Financial Protection Bureau (“CFPB”), are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA and other fair lending laws and regulations could result in, among other sanctions, the required payment of damages and civil monetary penalties, injunctive relief, imposition of restrictions on acquisitions and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. The costs of defending, and any adverse outcome from, any challenge with respect to the Company’s compliance with fair lending laws could damage the Company’s reputation or could have a material adverse effect on the Company’s business, financial condition or results of operations.

The impact of changes to the Internal Revenue Code or federal, state or local taxes may adversely affect the Company’s financial results or business.  The Company is subject to changes in tax law which could impact the Company’s effective tax rate.  Changes in U.S. federal, state and local tax law, interpretation of existing tax law, or adverse determinations by tax authorities, could increase the Company’s tax burden or otherwise adversely affect the Company’s financial condition or results of operations. The Company’s results of operations may be impacted by changes resulting from different political philosophies governing individual and corporate taxation, as well as regulation, which may result from the policies of the new

U.S. presidential administration. For example, changes to tax laws and regulations, including various provisions of the Tax Cut and Jobs Act (“TCJA”), which will expire in 2025 if not extended, may negatively impact the Company’s effective income tax rate, financial results, or the amount of any tax assets or liabilities. Tax law changes may or may not be retroactive to previous periods and could negatively affect the current and future financial performance of the Company. Changes in enacted tax rates are recognized when promulgated and therefore could have a material impact on the Company’s results.

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

Changes in U.S. trade policies and other global political factors beyond the Company’s control, including the imposition of tariffs, retaliatory tariffs, or other sanctions, may adversely impact the Company’s business, financial condition and results of operations. There have been, and may be in the future, changes and discussions with respect to U.S. and international trade policies, legislation, treaties and tariffs, embargoes, sanctions and other trade restrictions. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that customers import or export, including tariffs imposed by the new U.S. presidential administration, or a trade war or other related governmental actions related to tariffs, international trade agreements or policies or other trade restrictions have the potential to negatively impact the Company’s and/or the Bank's customers' costs, demand for the Bank's customers' products, and/or the U.S. economy or certain sectors thereof and, thus, could adversely impact the Company’s business, financial condition and results of operations. In addition, to the extent changes in the global political environment, including the Russia-Ukraine conflict, the conflict in Israel and surrounding areas and the possible expansion of such conflicts, have had and may continue to have a negative impact on the global economy, including the financial services industry generally and, as a result, the Company and the markets in which the Company operates, the Company’s business, results of operations and financial condition could be materially and adversely impacted in the future.

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

The policies and procedures the Company has adopted for the purposes of detecting and preventing the use of its banking network for money laundering and related activities may not completely eliminate instances in which the Company’s platforms may be used by customers to engage in money laundering and other illegal or improper activities. To the extent the Company fails to fully comply with applicable laws and regulations, banking agencies have the authority to impose fines and other penalties on the Company. In addition, the Company’s business and reputation could suffer if customers use its banking network for money laundering or illegal or improper purposes.

Risks Related to the Company’s Strategic Activities

Failure to consummate, or any delay in consummating, the acquisition of Enterprise Bancorp, Inc. for any reason could negatively impact the future business and financial results of the Company. On December 9, 2024, the Company announced its entry into a definitive agreement (the “Merger Agreement”) under which the Company will acquire Enterprise Bancorp, Inc. (“Enterprise”) and Rockland Trust Company will acquire Enterprise Bank and Trust Company (the “Merger”). Completion of the Merger is subject to various closing conditions, including, among others, (i) the receipt of the requisite approval of Enterprise’s shareholders of the Merger Agreement, (ii) the receipt of all required regulatory approvals, including the approval of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Massachusetts Commissioner of Banks, in each case without the imposition of a “Materially Burdensome Regulatory Condition” as defined in the Merger Agreement, (iii) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger or making it illegal, and (iv) the listing of the shares of the Company’s common stock issuable pursuant to the Merger on Nasdaq, subject to official notice of issuance. Each party’s obligation to complete the Merger is also subject to additional customary conditions, including the accuracy of the representations and warranties of the other party, subject to certain exceptions, and the performance in all material respects by each party of its obligations under the Merger Agreement.

The Merger Agreement provides certain termination rights for both the Company and Enterprise, including that a termination fee of $22,488,000 will be payable by Enterprise in connection with the termination of the Merger Agreement under certain circumstances.

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
•the risk that Enterprise’s shareholders may not adopt and approve the Merger Agreement;
•the risk that the necessary regulatory approvals may not be obtained or may be obtained subject to conditions that are not anticipated;
•delays in closing the Merger or other risks that any of the closing conditions to the Merger may not be satisfied in a timely manner;
•the diversion of management’s time and resources from ongoing business operations due to issues relating to the Merger;
•material adverse changes in the Company’s or Enterprise’s operations or earnings; and
•potential litigation in connection with the Merger.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not consummated, the Company could have to recognize these and other expenses without realizing the expected benefits of the Merger.

Acquisitions, including the Merger, may be more difficult, costly or time consuming than expected, and the expected benefits of such acquisitions may not be realized. While focusing on organic growth, the Company’s strategy also includes, in part, growth through opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses. The Company may not be able to identify suitable acquisition candidates or complete such acquisitions in the future. Competition for acquisitions can be highly competitive, and the Company may not be able to acquire other institutions on acceptable terms. Any possible acquisition may be subject to regulatory approval, and there can be no assurance that the Company will be able to obtain any such approval in a timely manner or at all. Acquisitions may also result in potential dilution of stockholder value or possible future impairment of goodwill and other intangibles.

In addition, fees, expenses and charges associated with any acquisition transaction may be higher than anticipated. Costs or difficulties relating to integration matters might be greater than expected and the Company may be unable to realize expected cost savings and synergies from its acquisitions, such as the Merger, in the amounts and in the timeframe anticipated. For example, it is possible that any integration process could result in the loss of key employees, the disruption of the Company’s ongoing business or diversion of management’s attention from other business activities or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits and cost savings of a merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business in the markets in which an acquired company operates, which could have an adverse effect on the Company’s financial results and the value of its common stock.

Further, following any acquisition, the combined company’s actual cost savings and revenue enhancements, if any, cannot be quantified in advance. Any actual cost savings or revenue enhancements will depend on future expense levels and operating results, the timing of certain events and general industry, regulatory and business conditions. In addition, the Company may not be successful in mitigating deposit erosion or loan quality deterioration at acquired institutions. Many of these events will be beyond the control of the combined company. With respect to the Merger, the Company’s belief that cost savings and revenue enhancements are achievable is a forward-looking statement that is inherently uncertain.

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

Risks Related to Financial and Accounting Matters

The Company’s securities portfolio performance in difficult market conditions could have adverse effects on the Company’s results of operations.    Under accounting principles generally accepted in the United States of America (“GAAP”), the Company measures expected credit losses on its securities portfolios in accordance with the CECL methodology, taking into consideration quantitative and qualitative factors such as current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of amortized cost, as well as other factors. Adverse developments with respect to one or more of these factors could require the Company to recognize an allowance for credit losses, with the credit related portion of the reduction in the value required to be recognized as a charge to the Company’s earnings. Market volatility can make it extremely challenging to accurately value certain securities the Company holds. Subsequent periodic valuations of securities, taking into consideration then prevailing factors, may result in changes to valuations. Significant negative changes to valuations could result in the recognition of an allowance for credit losses within the Company’s securities portfolio, which could have an adverse effect on the Company’s results of operations or financial condition.

Impairment of goodwill and/or intangible assets could require charges to earnings, which could result in a negative impact on the Company’s results of operations.    Goodwill arises when the Company acquires a business for an amount greater than the net fair value of the assets of the acquired business. The Bank has recognized goodwill as an asset on the balance sheet in connection with several acquisitions. Goodwill is an intangible asset. When an intangible asset is determined to have an indefinite useful life, it is not amortized, and instead is evaluated for impairment. The Company conducts goodwill impairment tests annually, or more frequently if necessary. The Company evaluates goodwill using a combined qualitative and quantitative impairment approach. A significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in a finding of impairment of goodwill or other intangible assets. If the Company were to conclude that a future write-down of goodwill or other intangible assets is necessary, then the Company would record the appropriate charge to earnings, which could have material adverse effect on the Company’s results of operations or financial condition.

Deterioration in the performance or financial position of the Federal Home Loan Bank (“FHLB”) of Boston might restrict the FHLB of Boston’s ability to meet the funding needs of its members, cause a suspension of its dividend, and cause its stock to be determined to be impaired.    When necessary, components of the Bank’s liquidity needs are met through its access to funding pursuant to its membership in the FHLB of Boston. The FHLB of Boston is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLB of Boston is to obtain funding. The purchase of stock in the FHLB of Boston is a requirement for a member to gain access to funding. Any deterioration in the FHLB of Boston’s performance or financial condition may affect the Company’s ability to access funding and/or require the Company to deem the required investment in FHLB of Boston stock to be impaired. If the Company is not able to access funding, it may not be able to meet its liquidity needs, which could have an adverse effect on its results of operations or financial condition. Similarly, if the Company deems all or part of its investment in FHLB of Boston stock impaired, such action could have a material adverse effect on the Company’s results of operations or financial condition.

Reductions in the value of the Company’s deferred tax assets could adversely affect the Company’s results of operations.    A deferred tax asset is created by the tax effect of the differences between an asset’s book value and its tax basis. The Company assesses its deferred tax assets periodically to determine the likelihood of the Company’s ability to realize available benefits. These assessments consider the performance of the associated business and its ability to generate future taxable income. If the information available to the Company at the time of assessment indicates there is a greater than 50% chance that the Company will not realize the deferred tax asset benefit, the Company is required to establish a valuation allowance for the deferred tax asset and reduce its future deferred tax assets to the amount the Company believes could be realized. Recording such a valuation allowance could have a material adverse effect on the Company’s results of operations or financial condition. Additionally, the deferred tax assets are determined using effective tax rates expected to apply to the Company’s taxable income in the years in which the temporary differences are expected to be recovered or settled.

Accordingly, a change in statutory tax rates may result in a decrease or increase to the Company’s deferred tax assets. A decrease in the Company’s deferred tax assets could have a material adverse effect on the Company’s results of operations or financial condition.

Some of the Company’s accounting policies require the use of estimates and assumptions that affect the value of the Company’s assets and liabilities and results of operations and if actual events differ from the Company’s estimates and assumptions, the Company’s results of operations and financial condition could be materially adversely affected. Certain accounting policies require the use of estimates and assumptions that may affect the value of the Company’s assets and liabilities and results of operations. The Company identified the accounting policies regarding the allowance for credit losses, security valuations and allowance for credit losses, valuation of goodwill, and income taxes to be critical because these policies require management to make difficult, subjective and complex judgments, estimates and assumptions about matters that are inherently uncertain. Under each of these policies, it is possible that materially different values and results of operations would be reported under different conditions, different judgments, or different estimates or assumptions. Further, as new information becomes available, the Company may make a determination to refine or change its judgments, estimates and assumptions, any of which could materially adversely affect the value of the Company’s assets and liabilities or its results of operations.

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

Changes in debt and equity markets or economic downturns could affect the level of assets under administration and the demand for other fee-based services. Economic downturns could affect the volume of income earned from and demand for fee-based services. Revenues from the investment management business depend in large part on the level of assets under administration. Market volatility that results in customers liquidating investments, as well as lower asset values, can reduce the level of assets under administration and decrease the Company’s investment management revenues, which could materially adversely affect the Company’s results of operations.

Risks Related to Information Security and Technology

The need to mitigate against and react to cyber-security risks, and electronic fraud risks require significant resources, and any system failure, a cyber-security attack or electronic fraud could subject the Company to increased operating costs as well as litigation and other liabilities. The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector, due to cyber-attacks (crime committed through or involving the internet, such as phishing, hacking, denial of service attacks, stealing information, unauthorized intrusions into internal systems or the systems of the Company’s third-party vendors) continues to increase and could adversely impact the Company’s operations or damage its reputation. The Company’s information technology infrastructure and systems may be vulnerable to cyber-terrorism, computer viruses, damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, system or third-party software failures and other intentional or unintentional interference, fraud, and other unauthorized attempts to access or interfere with the systems.

Information security risks exist because of the proliferation of modern technologies, including artificial intelligence, as well as sophistication and level of activity of perpetrators of cyber-attacks. Many financial institutions and service providers to financial institutions have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, deny service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. The Company has seen attempts to gain unauthorized access to its systems and expects such attempts will continue, and may intensify, in the future. Although to date the Company has not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future.

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

The Company’s risk-based technology and systems or the personnel who monitor such technology and systems may not identify and/or prevent or effectively mitigate successful cyber-attacks when they occur. Significant operational costs and damages or reputational harm may occur if the Company fails to identify and prevent or effectively mitigate, or there is a delay in identifying, a cyber-attack on its systems or those of its third-party service providers. Any breach, damage or failure that causes an interruption in operations could have a material adverse effect on the Company’s financial condition and results of operations due to the time and money needed to correct the issue. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through the Company computer systems and network infrastructure, which may result in litigation or significant liability to the Company and may cause existing and potential customers to refrain from doing business with the Company. Finally, depending on the type of incident, banking regulators may impose restrictions on the Company’s business and consumer laws may require reimbursement of customer losses.

The Company continually encounters technological change. The failure to understand and adapt to these changes could negatively impact the Company’s business, financial condition and results of operations. Financial services industries continually experience rapid technological change with frequent introductions of new technology-driven products and services, such as artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze or generate data or other materials or content. These new technologies may be superior to, or render obsolete, the technologies currently used in the Company’s products and services.

An effective use of technology can increase efficiency, enable financial institutions to better serve customers, and reduce costs. Additionally, as a result of the shift toward remote banking, the Company’s customers have become more reliant on, and their expectations have increased with respect to, new technology-driven products and services. In addition, technology has lowered barriers to entry and made it possible for “non-banks” to offer traditional bank products and services using innovative technological platforms such as fintech and blockchain. These “digital banks” may be able to achieve economies of scale and offer better pricing than the Company offers for banking products and services, and they may have fewer regulatory burdens than traditional banks such as the Company. However, some modern technologies needed to compete effectively result in incremental operating costs and capital investments. The Company’s future success depends in part upon its ability to continue to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of the Company’s competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers within the same time frame as its large competitors or within the time frame expected by its customers. Failure to successfully keep pace with technological change affecting the financial services industry could lead to loss of customers and could have a material adverse impact on the Company’s business and, in turn, its financial condition and results of operations.

The Company is subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or an incident involving personal, confidential, or proprietary information of individuals could damage the Company’s reputation and otherwise adversely affect the Company’s results of operations and financial condition. The Company regularly collects, processes, transmits and stores confidential information regarding its customers and employees. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on the Company’s behalf. Legislation and regulation governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties) have been evolving, expanding and increasing in complexity in recent years, and although the Company makes and will continue to make reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that the Company will not be subject to regulatory action or monetary penalties in the event of an incident.

For example, the Company is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on the ability to share nonpublic personal information about customers with nonaffiliated third parties; (ii) requires that the Company provide certain disclosures to customers about its information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that the Company develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on its size and complexity, the nature and scope of its activities, and the sensitivity of customer information processed by the Company, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that the collection, use, transfer, and storage of personal information by the Company complies with all applicable laws and regulations can increase costs. Furthermore, the Company may not be able to ensure that all its customers, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of information exchanged with them, particularly where such information is transmitted by electronic means. If personal, confidential, or proprietary information of customers or others were to be mishandled or misused, the Company could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of the Company’s measures to safeguard personal information, or even the perception that such measures are inadequate, could cause the Company to lose customers or potential customers and thereby reduce revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject the Company to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage the Company’s reputation and otherwise adversely affect the Company’s results of operations and financial condition.

The Company’s controls and procedures may be inadequate, and failure to comply with controls and procedures or related regulations could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company faces the risk that the design of its controls and procedures, including those designed to mitigate the risk of fraud by employees or outside third parties, may be inadequate or be circumvented, thereby causing delays or failures in detection of errors or inaccuracies in data and information. The Company regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, while the Company maintains a control framework designed to monitor service provider risks, including those relating to internet vulnerability fraud and operational errors of employees, the failure of a service provider to perform in accordance with the contracted arrangements could be disruptive to the Company’s operations, which could have a material adverse impact on the Company’s financial condition or results of operations, and the Company’s (or the service provider’s) business continuity plans, risk management processes and procedures or security systems may not adequately mitigate such risk.

Risks Related to Liquidity

The Company may be unable to adequately manage its liquidity risk, which could affect its ability to meet its obligations as they become due, capitalize on growth opportunities, or pay dividends on its common stock. Liquidity risk refers to managing the Company’s liquidity so that it can meet its obligations as the obligations become due, opportunistically capitalize on potential growth opportunities as they arise, or pay dividends on its common stock. The Company’s liquidity arises from its ability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures. The Company’s liquidity is derived primarily from funding obtained from the FHLB of Boston; retail deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities the Company issues; sale, maturity and prepayment of investment securities the Company holds; net cash provided from operations; and access to other funding sources. Any substantial, unexpected or prolonged changes in the level or cost of liquidity could have a material adverse effect on the Company’s business. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of business activity as a result of a downturn in the markets in which the Company’s loans are concentrated or an adverse regulatory action against the Company. The Company’s ability to borrow could also be impaired by factors that are not specific to the Company, such as a disruption in the financial markets or negative views and expectations about prospects for the financial services industry generally.

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

Responses to climate change could adversely affect the Company’s business and performance, including indirectly through impacts on its customers. Concerns over the long-term impacts of climate change have led and could continue to lead to governmental efforts in certain regions of the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The Company and its customers may face cost increases, asset value reductions, operating process changes, and the like. Impacts to the Company could include a drop in demand for its products and services, particularly in certain sectors. In addition, the Company could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans.

Environmental, social and governance (“ESG”) risks could adversely affect the Company’s reputation, business and performance and the trading price of its common stock. The Company may face scrutiny from some investors, customers, regulators and other stakeholders related to its ESG practices. Some investors, investor advocacy groups and investment funds are focused on ESG practices, especially as they relate to the environment, climate change, diversity and inclusion, workplace conduct and human capital management. These stakeholders often have differing priorities and expectations regarding ESG issues, and in some cases conflicting priorities. In addition, “anti-ESG” sentiment is gaining momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the new U.S. presidential administration having recently issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector.

The subjective nature of methods used by various ESG stakeholders to assess a company with respect to ESG criteria could result in erroneous perceptions or a misrepresentation of our actual ESG policies and practices. Organizations that provide ratings information to investors on ESG matters may also assign unfavorable ratings to the Company.

Failure to adapt to or comply with changing investor or stakeholder expectations and standards on ESG could negatively impact our reputation, our ability to do business with certain customers, vendors, suppliers or other third parties, the Company’s ability to attract and retain employees and our stock price. The Company could also face negative publicity or reputational harm based on the identity of those with whom we choose to do business. Any of the foregoing could have an adverse impact on our business, financial condition or results of operations.

Risks Related to the Company’s Business and Industry Generally

The Company’s business depends on maintaining the trust and confidence of customers and other market participants, and the Company’s reputation is critical to its business. The Company’s ability to originate and maintain accounts and business is highly dependent upon the perceptions of borrowers and deposit holders and other external perceptions of the Company’s business practices and financial health. The Company’s reputation is vulnerable to threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, actual or alleged incidents of employee misconduct and rumors, among other things, can substantially damage the Company’s reputation, even if the inquiries, allegations, or rumors are baseless or satisfactorily addressed. Adverse perceptions regarding the Company’s reputation in the consumer, commercial and funding markets could result in difficulties in generating and maintaining accounts and business, as well as in financing accounts and the Company’s business. Further, adverse perceptions can result in decreases in the levels of deposits that customers and potential customers choose to maintain with the Company, any of which could have a material adverse effect on the Company’s results of operations or financial condition.

If the Company’s risk management framework does not effectively identify or mitigate the Company’s risks, the Company could suffer unexpected losses and its results of operations and financial condition could be materially adversely affected. The Company’s risk management framework seeks to mitigate risk and appropriately balance risk and return. The Company has established processes and procedures intended to identify, measure, monitor and report the types of risk to which it is subject, including strategic and emerging risk, culture risk, credit risk, liquidity risk, market and interest rate risk, operations risk, reputation risk, compliance risk, and technology and cyber risk. The Company seeks to monitor and control its risk exposure through a framework of policies, procedures and reporting requirements. Management of the Company’s risks in some cases depends upon the use of analytical and/or forecasting models, which, in turn, rely on assumptions and estimates. If the models used to mitigate these risks are inadequate, or the assumptions or estimates are inaccurate or otherwise flawed, the Company may fail to adequately protect against risks and may incur losses. In addition, there may be risks that exist, or that develop in the future, that the Company has not appropriately anticipated, identified or mitigated, which could lead to unexpected losses and the Company’s results of operations or financial condition could be materially adversely affected.

The Company has strong competition within its market area which may constrain the Company’s ability to grow and achieve profitability. The Company faces significant competition both in attracting deposits and in the origination of loans. See “Market Area and Competition” in Item 1. Business of this Report. Mergers and acquisitions of financial institutions within the Company’s market area may occur, which could add more competitive pressure as the Company would be competing with the resultant larger financial institutions with greater financial resources on a combined basis. Additionally, the Company’s market share and income may be adversely affected by its inability to successfully compete against larger and more diverse financial service providers. If the Company is unable to compete effectively, it may lose market share or fail to maintain its market share, and income generated from loans, deposits, and other financial products may decline.

The success of the Company is dependent on the Company’s ability to attract, hire and retain certain key personnel. The Company’s business is complex and specialized and performance is largely dependent on the knowledge, talents and efforts of highly skilled individuals. The Company relies on key personnel to manage and operate its business, including major revenue producing functions, such as loan and deposit generation. The loss of key personnel could adversely affect the Company’s ability to maintain and manage these functions effectively, which could negatively affect the Company’s net income. In addition, loss of key personnel could result in increased recruiting and hiring expenses or failure to attract talented key personnel, which could adversely impact the Company’s net income. The Company’s continued ability to compete effectively depends on its ability to attract new talented employees and to retain and motivate its existing key employees. Competition for the best people in the Company’s markets and businesses can be intense, and the Company may not be able to hire people or to retain them, in particular due to an increasingly competitive labor market. The labor market continues to experience elevated levels of turnover and the Company has been impacted by an extremely competitive labor market, including increased competition for talent across all aspects of the Company’s business, as well as increased competition with non-traditional competitors, such as fintech companies. Employers are offering increased compensation and opportunities to work with greater flexibility, including remote and hybrid work environments, on a permanent basis. These can be important factors in a current employee’s decision to leave the Company as well as in a prospective employee’s decision to join the Company. As competition for skilled professionals remains intense, the Company may have to devote significant resources to attract and retain qualified personnel, which could negatively impact earnings, and the Company cannot guarantee that all of its key personnel will remain with the Company.

Natural disasters, severe weather, public health crises or other catastrophic or man-made events could have an adverse effect on the Company’s business or results of operations. The nature and level of such natural disasters, public health crises, pandemics or epidemics, or man-made events, including political events such as war, civil unrest or terrorist attacks, and other catastrophic events cannot be predicted. Additionally, the Company’s market area includes coastal regions that are susceptible to adverse weather conditions and natural disasters which cannot be predicted and may be exacerbated by global climate change, including, but not to limited to, rain storms, hurricanes, blizzards and nor’easters and related flooding and wind damage. Such events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where the Company operates. The Company’s borrowers may suffer property damage, experience interruption of their businesses or lose their jobs, which may negatively impact the ability of these borrowers to make deposits with the Company or repay their loans or negatively impact values of collateral securing loans, any of which could result in losses and increased provisions for credit losses. Additionally, the occurrence of these events could harm the Company’s operations thorough interference with communications, including the interruption or loss of its computer systems which could prevent the gathering of deposits, originating loans and processing and controlling business flow, as well as through the destruction of facilities and operational, financial and management information systems, and could cause us to incur significant costs to repair any resulting damage to the Company’s property or business relationships.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 1C.    CYBERSECURITY

Cybersecurity threats pose a risk to the Company, as crimes committed through or involving the internet, such as phishing, hacking, denial of service attacks, stealing information, unauthorized intrusions into the Company’s internal systems or the systems of the Company’s third-party vendors could adversely impact the Company’s operations or damage its reputation. The Bank manages cybersecurity threats proactively and maintains robust controls to protect its critical systems and data by investing in secure, reliable, and resilient technology infrastructure, fostering a culture of technology risk awareness, and continuously improving its technology risk management practices. The Company’s process for monitoring and mitigating cybersecurity risk is designed in conjunction with its overall Enterprise Risk Management Policy. The Company’s Information Security Program follows ISO 27002, an international standard for information security controls, as well as references to the Federal Financial Institutions Examination Council Information Examination Handbook, and other regulatory guidance and industry standards.

The Company has several processes in place to oversee and identify these risks, such as the Information Technology Risk Governance Committee (“ITRGC”), which is responsible for oversight of information technology (“IT”) and information security (“IS”) risk. This committee oversees the establishment and revision of IT and IS key risk and key performance indicators and ongoing monitoring of these metrics. The Company’s Chief Information Security Officer (“CISO”) is responsible for cybersecurity initiatives at the Company, including identifying and managing security risks, and escalating elevated risks with the Chief Risk Officer (“CRO”) where applicable. Together, the CISO and the CRO report on emerging and existing threats and mitigation strategies to the Board, which has oversight of cybersecurity risk, on a semi-annual basis, or more frequently, if needed. The CISO has over 30 years of information security experience, with experienced team members that come from a wide range of industries and possess substantial knowledge and expertise in how to manage information security and cybersecurity risks. Additionally, the team of employees supporting the CISO maintain education and certification requirements necessary to fulfill their responsibilities.

The Company has deployed a layered security approach to identify, measure, monitor and control information technology risks. The Company also maintains a documented Incident Management Standard and Technology and Cyber Incident Response Plan. These documents address the detection, mitigation, and remediation of cybersecurity incidents, and include appropriate timely incident escalations to be followed during an incident, up to and including executive leadership, management committees and depending on incident severity, the Board, or a Board committee. The volume, severity, and root case of security incidents are reported on at monthly management committees. The Company will regularly engage independent third parties to assist in its cybersecurity preparedness, including but not limited to vulnerability scan assessments, secure code scan reviews, and cybersecurity incident response simulations. The Company’s internal audit department also performs annual cybersecurity penetration testing over the Company’s internal and external networks. Additionally, for third party related technologies, the Company’s Third-Party Risk Management Program (“TPRM”) is involved with onboarding all vendors, including ongoing monitoring of higher risk vendor relationships. TPRM documents the Company’s view of applicable third-party vendors assessing the vendor’s technological capability to provide products and/or services in a viable and risk adverse manner.

In an effort to mitigate risks related to cybersecurity threats, the Company has also designed and implemented required training for all employees, including training on the Company’s security and privacy policies, which are mandatory as part of the onboarding process, with refresher trainings required annually thereafter. Additionally, the Company conducts regular phishing simulation tests throughout the year to keep employees alert, spread awareness and ensure that employees have the knowledge and resources necessary to report suspicious activity.

While the Company has seen attempts to gain access to its systems, and expects such attacks to continue, or possibly intensify in the future, the Company has not experienced any material losses relating to cyber-attacks or other information security breaches as of December 31, 2024. As a protective measure, the Company maintains insurance coverage for cybersecurity incidents experienced by the Company, or by one or more of the Company’s third-party providers, however such insurance coverage may not be sufficient to cover all losses incurred. As of the date of this Report, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. For further discussion surrounding risks from cybersecurity threats, refer to the section captioned “Risks Related to Information Security and Technology” within Part I. Item 1A of this Report.

ITEM 2.    PROPERTIES

At December 31, 2024, the Bank conducted its business from its main retail branch located at 288 Union Street, Rockland, Massachusetts, 121 retail branches and one mobile branch located within Eastern Massachusetts as well as in Worcester County. In addition to its main office, the Bank leased 73 of its branches and owned the remaining 49 branches. In addition to these branch locations, the Bank had 55 remote ATM locations, all of which are leased.

The Bank’s executive administration offices are located in Hanover, Massachusetts while the remaining administrative and operations locations are housed in several different campuses. Additionally, the Bank operates a number of commercial banking and mortgage lending centers, as well as investment management offices not associated with a branch location throughout the Bank’s footprint.

For additional information regarding the Bank’s premises and equipment and lease obligations, see Notes 4, “Bank Premises and Equipment” and 16 “Leases,” respectively, within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

ITEM 3.    LEGAL PROCEEDINGS

At December 31, 2024, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of such pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR INDEPENDENT BANK CORP.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a.) Independent Bank Corp.’s common stock trades on the NASDAQ Global Select Market under the symbol INDB. The Company declared aggregate cash dividends of $2.28 and $2.20 per share in 2024 and in 2023, respectively. The ratio of dividends paid to earnings in 2024 and 2023 was 50.08% and 40.92%, respectively.

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

As of February 24, 2025, there were 42,605,296 shares of common stock outstanding which were held by approximately 3,846 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s common stock on December 31, 2024, the last trading day of the year, was $64.19.

Comparative Stock Performance Graph

The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2019 to December 31, 2024 to the cumulative total return of the NASDAQ Composite Index (U.S. Companies), the KBW NASDAQ Bank Index, and the KBW NASDAQ Regional Banking Index. The lines in the graph and the numbers in the table below represent yearly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the yearly interval, based on the last day of a fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2019 (which assumes that $100.00 was invested in each of the series on December 31, 2019).

The following information in this Item 5 of this Report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing. The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third-party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

The following chart depicts the total return performance of the Company:

(b.) Not applicable
(c.) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2024:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program
October 1 to October 31, 2024	—	$—	—	$—
November 1 to November 30, 2024	—	—	—	$—
December 1 to December 31, 2024	20	70.89	—	$—
Total	20	$70.89	—
(1) These shares were surrendered in connection with the vesting of equity compensation grants to satisfy related tax withholding obligations.
The Company completed its previously announced stock buyback plan during the first quarter of 2024, and there were no active repurchase plans as of December 31, 2024.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a state chartered, federally registered bank holding company, incorporated in 1985. The Company is the sole stockholder of Rockland Trust, a Massachusetts trust company chartered in 1907. For a full list of corporate entities see Item 1 “Business — General.”

All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation, including the following:

•the Company reclassified its portfolio of loans secured by owner-occupied commercial real estate to the commercial and industrial loan category to more appropriately reflect the variation in the management and underlying risk profile of such loans compared with investor-owned commercial real estate loans; and

•the Company combined the presentation of “Software maintenance” and “Subscriptions” costs into “Software and subscriptions” costs within Non-interest expense within the Consolidated Statements of Income. Previously, “Subscriptions” costs were included within “Other noninterest expenses”.

The following should be read in conjunction with the Consolidated Financial Statements and related notes.

Executive Level Overview
Management evaluates the Company’s operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company’s balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company’s financial position or operating results. The Company focuses on organic growth, but will also consider growth through acquisition. Any potential acquisition opportunities are evaluated for the potential to provide a satisfactory financial return as well as other criteria (ease of integration, synergies, geographical location).
On December 9, 2024, the Company announced the signing of a definitive merger agreement with Enterprise Bancorp, Inc. (“Enterprise”), which is currently expected to close in the second half of 2025. The closing of the Enterprise acquisition is subject to certain conditions including approval of the transaction by Enterprise shareholders, receipt of required regulatory approvals, and other customary conditions.

2024 Results

Net income for the year ended December 31, 2024 was $192.1 million, or $4.52 on a diluted earnings per share basis, as compared to $239.5 million, or $5.42, on a diluted earnings per share basis for the year ended December 31, 2023, representing decreases of 19.8% and 16.6%, respectively. Financial results for 2024 also reflected pre-tax merger-related costs of $1.9 million associated with the Company’s pending acquisition of Enterprise. Excluding these merger-related costs and the related tax effects, full year 2024 operating net income was $193.4 million, or $4.55, on a diluted earnings per share basis. No such adjustments were included in the Company’s full year 2023 results. See “Non-GAAP Measures” below for a reconciliation of non-GAAP measures.

Full year 2024 results reflected the following key drivers:

•Net interest margin compression of 26 basis points as compared to the full year 2023;
•Loan growth of 1.6%;
•Deposit growth of 3.0%;
•Provision for credit loss primarily impacted by loss exposure in the commercial portfolios;
•Strong fee income; with wealth assets under administration surpassing the $7.0 billion mark;
•Focused expense management; and
•Strong capital levels, with tangible book value growth of $2.83 for the year.

Interest-Earning Assets

The results depicted in the following table reflect the trend of the Company’s interest-earning assets over the past five years and reflect a longer term overall strategy that typically emphasizes loan growth commensurate with overall economic growth. Compared to the prior year, the composition of interest-earning assets at December 31, 2024 primarily reflects growth in the residential real estate and commercial loan portfolios, as well as decreased securities balances reflecting paydowns, calls and maturities. The following table summarizes the Company’s average interest-earning assets for each year presented:

Interest-Earning Assets
$ (billions)
$0
$2
$4
$6
$8
$10
$12
$14
$16
$18
$11.3
$2.6
$6.7
$0.8
$1.2
$13.3
$2.3
$7.3
$1.9
$1.8
$17.8
$2.9
$10.7
$1.2
$3.0
$17.2
$3.3
$10.7
$0.2
$3.0
$17.3
$3.6
$10.8
$0.1
$2.8
2020
2021
2022
2023
2024
Securities
Other interest-earning assets
Commercial loans
Consumer loans

Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and credit losses.

Funding and the Net Interest Margin

The Company’s overall sources of funding reflect strong business and retail deposit growth with a management emphasis on core deposit growth to fund loans. In conjunction with deposit growth, total borrowings decreased by $517.0 million at December 31, 2024 as compared to December 31, 2023, driven by a reduction in Federal Home Loan Bank borrowings, along with the full redemption of $50.0 million in subordinated debentures during the first quarter of 2024. For further details surrounding the Company’s liquidity risks and related strategy, see “Risk Management – Liquidity Risk” section below within Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Report. The following chart shows the period end balances of the Company’s funding sources for each of the trailing five years:

Sources of Funding
$ (billions)
$18
$15
$12
$9
$6
$3
$0
$11.2
$0.2
$1.0
$2.2
$4.0
$3.8
$17.1
$0.2
$1.5
$3.6
$6.4
$5.5
$16.0
$0.1
$1.2
$3.3
$5.9
$5.4
$16.1
$1.2
$2.2
$2.8
$5.3
$4.6
$16.0
$0.7
$2.7
$3.0
$5.2
$4.4
2020
2021
2022
2023
2024
Noninterest-bearing deposits
Savings and interest checking accounts
Money market
Time certificates of deposits
Borrowings

The Company’s ratio of core deposits to total deposits decreased during 2023 and 2024, primarily attributable to the broader industry demand shift from core deposits to higher yielding time deposits. The following chart shows the percentage of core deposits to total deposits for the trailing five years:

(1) The percentage of core deposits to total deposits presented above is inclusive of reciprocal money market deposits collected through the Company’s participation in the IntraFi Network.

The following table shows the net interest margin and cost of deposits trends for the trailing five year period, reflecting the 2024 impact from overall increases in deposit rates and the correlating direct impact on net interest margin:

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

The following chart depicts the Company’s efficiency ratio on a GAAP basis (calculated by dividing noninterest expense by the sum of noninterest income and net interest income), as well as the Company’s efficiency ratio on a non-GAAP operating basis, (calculated by dividing noninterest expense, excluding certain noncore items, by the sum of noninterest income, excluding certain noncore items, and net interest income) over the past five years:
*See “Non-GAAP Measures” below for a reconciliation to GAAP financial measures.

Capital

The Company’s approach with respect to revenue and expense is designed to promote long-term earnings growth, which in turn contributes to capital growth. Capital balances during 2024 were impacted primarily by earnings retention, dividends, changes in other comprehensive income, and opportunistic share repurchases. The following chart shows the Company’s book value and tangible book value per share over the past five years:

*See “Non-GAAP Measures” below for a reconciliation to GAAP financial measures.

Cash dividends declared by the Company increased from an aggregate of $2.20 per share in 2023 to $2.28 per share in 2024, representing an increase of 3.6%. During the first quarter of 2024, the Company repurchased 532,266 shares of its common stock for $31.0 million at an average price per share of $58.22, marking the completion of a $100 million buyback program announced in October 2023.

Non-GAAP Measures

When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for credit losses, and the impact of income taxes and other noncore items shown in the table that follows. There are items that impact the Company’s results that management believes are unrelated to its core banking business such as gains or losses on the sales of securities, merger and acquisition expenses, provision for credit losses on acquired portfolios, loss on extinguishment of debt, impairment and other items. Management, therefore, excludes items management considers to be noncore when computing the Company’s non-GAAP operating earnings and operating EPS, noninterest income on an operating basis and efficiency ratio on an operating basis. Management believes excluding these items facilitates greater visibility into the Company’s core banking business and underlying trends that may, to some extent, be obscured by inclusion of such items.

Management also supplements its evaluation of financial performance with an analysis of tangible book value per share (which is computed by dividing stockholders’ equity less goodwill and identifiable intangible assets, or tangible common equity, by common shares outstanding) and with the Company’s tangible common equity ratio (which is computed by dividing tangible common equity by tangible assets) which are non-GAAP measures. The Company has included information on these tangible ratios because management believes that investors may find it useful to have access to the same analytical tools used by management to assess performance and identify trends.  The Company has recognized goodwill and other intangible assets in conjunction with merger and acquisition activities.  Excluding the impact of goodwill and other intangibles in measuring asset and capital values for the ratios provided, along with other bank standard capital ratios, facilitates comparison of the capital adequacy of the Company to other companies in the financial services industry.

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

The following table summarizes the impact of noncore items on net income and reconciles non-GAAP net operating earnings to net income available to common shareholders for the periods indicated:

	Years Ended December 31
	Net Income		Diluted Earnings Per Share
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)

Net income available to common shareholders (GAAP)	$192,081	$239,502	$4.52	$5.42
Non-GAAP adjustments
Noninterest expense components
Add: merger and acquisition expenses	1,902	—	0.04	—
Noncore increases to income before taxes	1,902	—	0.04	—
Net tax benefit associated with noncore items (1)	(535)	—	(0.01)	—
Noncore increases to net income	1,367	—	0.03	—
Net operating earnings (Non-GAAP)	$193,448	$239,502	$4.55	$5.42
(1)The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company’s combined marginal tax rate only to those items included in net taxable income.

The following table summarizes the impact of noncore items with respect to the Company’s total revenue, noninterest income as a percentage of total revenue, and the efficiency ratio for the periods indicated:

	Years Ended December 31
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Net interest income (GAAP)	$561,729	$606,521	$613,249	$401,559	$367,728	(a)

Noninterest income (GAAP)	$128,014	$124,609	$114,667	$105,850	$111,440	(b)

Noninterest expense (GAAP)	$406,366	$392,746	$373,662	$332,529	$273,832	(c)
Less:
Loss on termination of derivatives	—	—	—	—	684
Merger and acquisition expenses	1,902	—	7,100	40,840	—
Noninterest expense on an operating basis (Non-GAAP)	$404,464	$392,746	$366,562	$291,689	$273,148	(d)

Total revenue (GAAP)	$689,743	$731,130	$727,916	$507,409	$479,168	(a+b)

Ratios
Noninterest income as a % of total revenue (GAAP) (calculated by dividing total noninterest income by total revenue)	18.56%	17.04%	15.75%	20.86%	23.26%	(b/(a+b))
Efficiency ratio (GAAP) (calculated by dividing total noninterest expense by total revenue)	58.92%	53.72%	51.33%	65.53%	57.15%	(c/(a+b))
Efficiency ratio on an operating basis (Non-GAAP) (calculated by dividing total noninterest expense on an operating basis by total revenue)	58.64%	53.72%	50.36%	57.49%	57.00%	(d/(a+b))

The following table summarizes the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	Years Ended December 31
	2024	2023	2022	2021	2020
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders’ equity	$2,993,120	$2,895,251	$2,886,701	$3,018,449	$1,702,685	(a)
Less: Goodwill and other intangibles	997,356	1,003,262	1,010,140	1,017,844	529,313
Tangible common equity (Non-GAAP)	1,995,764	1,891,989	1,876,561	2,000,605	1,173,372	(b)
Tangible assets
Assets (GAAP)	19,373,565	19,347,373	19,294,174	20,423,405	13,204,301	(c)
Less: Goodwill and other intangibles	997,356	1,003,262	1,010,140	1,017,844	529,313
Tangible assets (Non-GAAP)	$18,376,209	$18,344,111	$18,284,034	$19,405,561	$12,674,988	(d)

Common shares	42,500,611	42,873,187	45,641,238	47,349,778	32,965,692	(e)

Common equity to assets ratio (GAAP)	15.45%	14.96%	14.96%	14.78%	12.89%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	10.86%	10.31%	10.26%	10.31%	9.26%	(b/d)
Book value per share (GAAP)	$70.43	$67.53	$63.25	$63.75	$51.65	(a/e)
Tangible book value per share (Non-GAAP)	$46.96	$44.13	$41.12	$42.25	$35.59	(b/e)

SELECTED FINANCIAL DATA

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

Table 1 - Selected Financial Data

	As of or for the Years Ended December 31
	2024	2023	2022	2021	2020
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$2,711,349	$2,930,860	$3,129,281	$2,664,859	$1,162,317
Loans	14,508,378	14,278,070	13,928,675	13,587,286	9,392,866
Allowance for credit losses	(169,984)	(142,222)	(152,419)	(146,922)	(113,392)
Goodwill and other intangibles	997,356	1,003,262	1,010,140	1,017,844	529,313
Total assets	19,373,565	19,347,373	19,294,174	20,423,405	13,204,301
Deposits	15,305,978	14,865,547	15,879,007	16,917,044	10,993,170
Borrowings	701,374	1,218,379	113,377	152,374	181,060
Stockholders’ equity	2,993,120	2,895,251	2,886,701	3,018,449	1,702,685
Nonperforming loans	101,529	54,383	54,881	27,820	66,861
Nonperforming assets	101,529	54,493	54,881	27,820	66,861
Operating data
Interest income	$852,753	$795,726	$642,840	$415,276	$402,069
Interest expense	291,024	189,205	29,591	13,717	34,341
Net interest income	561,729	606,521	613,249	401,559	367,728
Provision for credit losses	36,250	23,250	6,500	18,205	52,500
Noninterest income	128,014	124,609	114,667	105,850	111,440
Noninterest expenses	406,366	392,746	373,662	332,529	273,832
Net income	192,081	239,502	263,813	120,992	121,167
Per share data
Net income — basic	$4.52	$5.42	$5.69	$3.47	$3.64
Net income — diluted	4.52	5.42	5.69	3.47	3.64
Cash dividends declared	2.28	2.20	2.08	1.92	1.84
Book value	70.43	67.53	63.25	63.75	51.65
Tangible book value (1)	46.96	44.13	41.12	42.25	35.59
Performance ratios
Return on average assets	0.99%	1.24%	1.33%	0.81%	0.96%
Return on average common equity	6.53%	8.31%	9.05%	6.34%	7.13%
Net interest margin (on a fully tax equivalent basis)	3.28%	3.54%	3.46%	3.02%	3.29%
Dividend payout ratio	50.08%	40.92%	35.53%	51.85%	50.21%
Asset quality ratios
Nonperforming loans as a percent of gross loans	0.70%	0.38%	0.39%	0.20%	0.71%
Nonperforming assets as a percent of total assets	0.52%	0.28%	0.28%	0.14%	0.51%
Allowance for credit losses as a percent of total loans	1.17%	1.00%	1.09%	1.08%	1.21%
Allowance for credit losses as a percent of nonperforming loans	167.42%	261.52%	277.73%	528.12%	169.59%
Capital ratios
Equity to assets	15.45%	14.96%	14.96%	14.78%	12.89%
Tangible equity to tangible assets (1)	10.86%	10.31%	10.26%	10.31%	9.26%
Tier 1 leverage capital ratio	11.32%	10.96%	10.99%	12.03%	9.56%
Common equity tier 1 capital ratio	14.65%	14.19%	14.33%	14.30%	12.67%
Tier 1 risk-based capital ratio	14.65%	14.19%	14.33%	14.30%	13.34%
Total risk-based capital ratio	16.04%	15.91%	16.11%	16.04%	15.13%
(1)     Represents a non-GAAP measurement. For reconciliation to GAAP measurement, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures”.

Financial Position

Securities Portfolio    The Company’s securities portfolio primarily consists of U.S. Treasury, U.S. government agency securities, agency mortgage-backed securities, agency collateralized mortgage obligations, and small business administration pooled securities. Also included in the Company’s securities portfolio are trading and equity securities related to certain employee benefit programs. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than noninsured or nonguaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs.

Total securities decreased by $219.5 million, or 7.5%, at December 31, 2024 as compared to December 31, 2023, as new purchases of $130.4 million and $22.6 million in unrealized gains related to the available for sale portfolio were offset by calls, paydowns, and maturities. The ratio of securities to total assets decreased to 14.0% at December 31, 2024 as compared to 15.1% at December 31, 2023. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the CECL methodology, as described in Note 1, “Summary of Significant Accounting Policies” within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

The following table sets forth the fair value of available for sale securities and the amortized cost of held to maturity securities along with the percentage distribution:

Table 2 - Securities Portfolio Composition

	December 31
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$209,660	16.8%	$207,138	15.5%
U.S. treasury securities	592,001	47.3%	769,102	57.6%
Agency mortgage-backed securities	378,161	30.2%	277,047	20.8%
Agency collateralized mortgage obligations	28,995	2.3%	33,189	2.5%
State, county and municipal securities	194	—%	190	—%
Pooled trust preferred securities issued by banks and insurers	1,095	0.1%	1,018	0.1%
Small business administration pooled securities	40,838	3.3%	46,572	3.5%
Total fair value of securities available for sale	1,250,944	100.0%	1,334,256	100.0%
Amortized cost of securities held to maturity
U.S. government agency securities	—	—%	29,521	1.9%
U.S. treasury securities	100,791	7.0%	100,712	6.4%
Agency mortgage-backed securities	788,470	54.9%	829,431	52.9%
Agency collateralized mortgage obligations	422,827	29.5%	477,517	30.4%
Single issuer trust preferred securities issued by banks	—	—%	1,500	0.1%
Small business administration pooled securities	122,868	8.6%	130,426	8.3%
Total amortized cost of securities held to maturity	1,434,956	100.0%	1,569,107	100.0%
Total	$2,685,900		$2,903,363

The Company’s available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as level 3 within the fair value hierarchy. At December 31, 2024 and 2023, the Company had no securities categorized as level 3 within the fair value hierarchy.

The following table sets forth the weighted average yield for each range of contractual maturities of the Bank’s available for sale and held to maturity securities portfolios at December 31, 2024. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields in the table below have been calculated based on the amortized cost of the security.

Table 3 - Securities Portfolio, Weighted Average Yields

	Within One Year	One Year to Five Years	Five Years to Ten Years	Over Ten Years	Total
	Weighted Average Yield
Securities available for sale:
U.S. government agency securities	—	1.3%	—	—	1.3%
U.S. treasury securities	0.6%	1.0%	—	—	0.9%
Agency mortgage-backed securities	3.7%	2.4%	2.0%	2.9%	2.6%
Agency collateralized mortgage obligations	—	—	2.1%	3.4%	3.3%
State, county, and municipal securities	—	3.0%	—	—	3.0%
Pooled trust preferred securities issued by banks and insurers	—	—	—	5.1%	5.1%
Small business administration pooled securities	—	—	—	2.1%	2.1%
Total available for sale securities	0.6%	1.3%	2.0%	2.8%	1.6%
Securities held to maturity:
U.S. treasury securities	—	1.3%	1.5%	—	1.3%
Agency mortgage-backed securities	3.0%	3.0%	2.1%	3.2%	2.8%
Agency collateralized mortgage obligations	—	2.5%	1.1%	1.6%	1.7%
Small business administration pooled securities	—	—	2.5%	4.1%	4.0%
Total held to maturity securities	3.0%	2.6%	2.0%	2.5%	2.5%
Total	0.6%	1.9%	2.0%	2.6%	2.0%

As of December 31, 2024, the weighted average life of the securities portfolio was 3.7 years and the modified duration was 3.3 years.

At December 31, 2024, the aggregate book value of securities issued by Fannie Mae, Freddie Mac and the U.S. Department of the Treasury exceeded 10% of stockholders’ equity. Accordingly, the following table discloses the aggregate book value and market value of these securities at December 31, 2024:

Table 4 - Aggregate Book Value and Market Value of Select Securities

	Aggregate Book Value	Aggregate Market Value
	(Dollars in thousands)
Securities issued by:
Fannie Mae	$1,178,460	$1,063,507
Freddie Mac	466,006	418,143
U.S. Department of the Treasury	728,809	685,024
Total	$2,373,275	$2,166,674

Residential Mortgage Loan Sales     The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Depending on market conditions, the Bank may sell the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing asset is recognized. Additionally, as part of its asset/liability management strategy, the Bank may opt to retain certain residential real estate loan originations for its portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are found to be not accurate in all material respects. The Company incurred no material losses related to mortgage repurchases during the years ended December 31, 2024, 2023, and 2022.

The Company experienced a lower volume of residential real estate loan sales for the years ended December 31, 2024 and 2023, as compared to 2022, driven primarily by reduced customer demand in the higher interest rate environment. The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold (or held for sale) in the secondary market for the periods indicated:

Table 5 - Closed Residential Real Estate Loans

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands)
Held in portfolio	$205,611	$512,991	$689,636
Sold or held for sale in the secondary market	256,429	79,665	84,059
Total closed loans	$462,040	$592,656	$773,695

During 2024, a larger portion of new originations were sold in the secondary market versus retained in the Company’s portfolio as compared to the same prior year periods, reflecting the Company’s strategy to shift its residential production to the saleable market.
    When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneously with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. The table below reflects additional information related to loans which were sold during the periods indicated:

Table 6 - Residential Mortgage Loan Sales

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands)
Sold with servicing rights released	$246,266	$75,548	$103,221
Sold with servicing rights retained (1)	8,333	649	863
Total loans sold	$254,599	$76,197	$104,084
(1)All loans sold with servicing rights retained during the above periods were sold without recourse.

In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $280.2 million at December 31, 2024 and $298.8 million at December 31, 2023.

The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:

Table 7 - Mortgage Servicing Asset

	2024	2023
	(Dollars in thousands)
Beginning balance	$2,641	$2,947
Additions	56	5
Amortization	(392)	(485)
Change in valuation allowance	161	174
Ending balance	$2,466	$2,641

See Note 9, “Derivatives and Hedging Activities,” within the Notes to Consolidated Financial Statements included in Item 8 of this Report for more information on mortgage activity and mortgage related derivatives.

Loan Portfolio    The Company’s loan portfolio at December 31, 2024 increased by $230.3 million, or 1.6%, when compared to December 31, 2023. Total commercial loans increased by $145.2 million, or 1.4%, fueled primarily by the commercial and industrial portfolio, which increased by $121.8 million, or 4.2%, along with steady growth in the small business portfolio, which increased by $29.8 million, or 11.8%, during the period, while the combined commercial real estate and construction portfolios remained relatively flat. The total consumer portfolio increased $85.1 million, or 2.4%, reflecting solid growth in both the home equity and residential real estate portfolios, which increased by $42.5 million, or 3.9%, and $35.8 million, or 1.5%, respectively.

The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated:
Table 8 - Loan Portfolio Composition

	December 31
	2024		2023
	(Dollars in thousands)
	Amount	Percent	Amount	Percent
Commercial and industrial	$3,047,671	21.0%	$2,925,823	20.5%
Commercial real estate	6,756,708	46.5%	6,695,671	46.9%
Commercial construction	782,078	5.4%	849,586	6.0%
Small business	281,781	1.9%	251,956	1.8%
Residential real estate	2,460,600	17.0%	2,424,754	16.9%
Home equity	1,140,168	7.9%	1,097,626	7.7%
Other consumer	39,372	0.3%	32,654	0.2%
Gross loans	14,508,378	100.0%	14,278,070	100.0%
Allowance for credit losses	(169,984)		(142,222)
Net loans	$14,338,394		$14,135,848

The following table summarizes loans by contractual maturity as of December 31, 2024, along with the indication of whether interest rates are fixed or adjustable:

Table 9 - Scheduled Contractual Loan Amortization

	December 31, 2024
	1 Year or Less	1 - 5 Years	5 - 15 years (2)	After 15 Years	Total
	(Dollars in thousands)
Fixed rate
Commercial and industrial	$216,030	$434,120	$142,941	$195,634	$988,725
Commercial real estate	456,641	1,330,350	597,060	298,660	2,682,711
Commercial construction (1)	22,238	38,187	5,056	119,758	185,239
Small business	32,114	96,773	12,342	57,692	198,921
Residential real estate	50,026	253,232	767,303	689,849	1,760,410
Home equity	24,637	98,350	88,837	92,733	304,557
Other consumer	1,265	1,253	207	126	2,851
Total fixed rate loans	802,951	2,252,265	1,613,746	1,454,452	6,123,414
Adjustable rate
Commercial and industrial	520,338	932,808	261,533	344,267	2,058,946
Commercial real estate	740,049	1,778,148	1,110,600	445,200	4,073,997
Commercial construction (1)	222,344	135,919	11,332	227,244	596,839
Small business	23,365	27,479	9,126	22,890	82,860
Residential real estate	14,859	95,755	287,891	301,685	700,190
Home equity	77,021	248,538	241,064	268,988	835,611
Other consumer	36,521	—	—	—	36,521
Total adjustable rate loans	1,634,497	3,218,647	1,921,546	1,610,274	8,384,964
Total loans	$2,437,448	$5,470,912	$3,535,292	$3,064,726	$14,508,378
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

Purchased Credit Deteriorated Loans   Purchased Credit Deteriorated (“PCD”) loans are acquired loans which have shown a more-than-insignificant deterioration in credit quality since origination. PCD loans are recorded at amortized cost with an allowance for credit losses recorded upon purchase.

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

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

Table 10 - Nonperforming Assets

	December 31
	2024	2023
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$14,152	$26,805
Commercial real estate	74,343	16,335
Small business	302	398
Residential real estate	10,243	7,634
Home equity	2,479	3,171
Other consumer	10	40
Total nonperforming loans	101,529	54,383
Other real estate owned	—	110
Total nonperforming assets	$101,529	$54,493
Nonperforming loans as a percent of gross loans	0.70%	0.38%
Nonperforming assets as a percent of total assets	0.52%	0.28%

The following table summarizes the changes in nonperforming assets for the periods indicated:

Table 11 - Activity in Nonperforming Assets

	2024	2023
	(Dollars in thousands)
Nonperforming assets beginning balance	$54,493	$54,881
New to nonperforming	87,721	58,712
Loans charged-off	(10,347)	(34,782)
Loans paid-off	(17,721)	(19,719)
Loans transferred to other real estate owned/other assets	—	(110)
Loans restored to performing status	(12,576)	(4,994)
New to other real estate owned	—	110
Sale of other real estate owned	(110)	—
Other	69	395
Nonperforming assets ending balance	$101,529	$54,493

Allowance for Credit Losses    The allowance for credit losses is maintained at a level that management considers appropriate to provide for the Company’s current estimate of expected lifetime credit losses on loans measured at amortized cost. The allowance is increased by providing for credit losses through a charge to expense and by credits for recoveries of loans previously charged-off and is reduced by loans being charged-off.
In accordance with its Allowance for Credit Losses Program, the Company uses the Current Expected Credit Losses (or “CECL”) model methodology to estimate credit losses for financial assets on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The model estimates expected credit losses using loan level data over the contractual life of the exposure, which is adjusted for estimated prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period of one year, beyond which is a reversion to the Company’s historical long-run average over a period of six months. The Company’s qualitative assessment is structured based upon nine qualitative risk factors impacting the expected risk of loss within the loan portfolio, with an additional factor designed to capture model imprecision. Loans that do not share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that will be individually assessed, the Company uses either a discounted cash flow approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable.
Management’s allowance for credit loss estimate incorporates an economic forecast over a reasonable and supportable period of 12 months. As of December 31, 2024, the forecast selected by management assumes that the Federal Reserve will make two 25 basis point cuts to the policy rate in 2025 and gradually reduce rates to a neutral level of 3% by late 2026, that progress toward inflation normalization will be slowed as a result of expected fiscal, tariff and immigration policies implemented by the new U.S. presidential administration, and that the 10-year treasury yield will remain elevated near 4% through 2025 and will only gradually decline by the end of the decade. Additionally, the allowance for credit losses is qualitatively adjusted on a quarterly basis in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.

The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 12 - Summary Net Charge-Offs to Average Loans Outstanding

	Net Charge-Offs (Recoveries)	Average Amount Outstanding	Ratio of Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Year Ended December 31, 2024
Commercial and industrial	$5,804	$2,980,286	0.19%
Commercial real estate	—	6,731,055	—%
Commercial construction	—	800,254	—%
Small business	595	267,212	0.22%
Residential real estate	—	2,434,114	—%
Home equity	37	1,115,598	—%
Other consumer (1)	2,052	33,761	6.08%
Total	$8,488	$14,362,280	0.06%

	Year Ended December 31, 2023
Commercial and industrial	$23,419	$3,026,327	0.77%
Commercial real estate	7,855	6,460,088	0.12%
Commercial construction	—	1,019,871	—%
Small business	392	235,108	0.17%
Residential real estate	—	2,217,971	—%
Home equity	(15)	1,093,546	—%
Other consumer (1)	1,796	31,202	5.76%
Total	$33,447	$14,084,113	0.24%

	Year Ended December 31, 2022
Commercial and industrial	$(49)	$2,886,383	—%
Commercial real estate	(271)	6,459,892	—%
Commercial construction	—	1,191,394	—%
Small business	47	204,982	0.02%
Residential real estate	—	1,831,493	—%
Home equity	1	1,061,228	—%
Other consumer (1)	1,275	31,986	3.99%
Total	$1,003	$13,667,358	0.01%
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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 13 - Summary of Allocation of Allowance for Credit Losses

	December 31
	2024			2023
	Allowance Amount	Percent of Allowance of Total Allowance	Percent of Loans In Category of Total Loans	Allowance Amount	Percent of Allowance of Total Allowance	Percent of Loans In Category of Total Loans
	(Dollars in thousands)
Commercial and industrial	$27,800	16.4%	21.0%	$33,317	23.4%	20.5%
Commercial real estate	92,535	54.4%	46.5%	60,074	42.3%	46.9%
Commercial construction	8,166	4.8%	5.4%	7,683	5.4%	6.0%
Small business	4,182	2.5%	1.9%	3,963	2.8%	1.8%
Residential real estate	25,238	14.8%	17.0%	23,637	16.6%	16.9%
Home equity	11,007	6.5%	7.9%	12,797	9.0%	7.7%
Other consumer	1,056	0.6%	0.3%	751	0.5%	0.2%
Total	$169,984	100.0%	100.0%	$142,222	100.0%	100.0%

To determine if a loan should be charged-off, all possible sources of repayment are analyzed. Possible sources of repayment include the potential for future cash flows, the value of the Bank’s collateral, and the strength of co-makers or guarantors, if applicable. When available information confirms that specific loans or portions thereof are uncollectible, these amounts are promptly charged-off against the allowance for credit losses and any recoveries of such previously charged-off amounts are credited to the allowance.

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

For additional information regarding the Bank’s allowance for credit losses, see Note 1, “Summary of Significant Accounting Policies” and Note 3, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Federal Home Loan Bank Stock    The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.  The Company’s investments in FHLB of Boston stock decreased to $31.6 million at December 31, 2024 compared to $43.6 million at December 31, 2023, reflecting reduced levels of outstanding FHLB borrowings, which decreased by $467.0 million, or 42.2%, from $1.1 billion at December 31, 2023 to $638.5 million at December 31, 2024, largely attributable to growth in deposit balances experienced during 2024.

Goodwill and Other Intangible Assets    Goodwill and Other Intangible Assets were $997.4 million and $1.0 billion at December 31, 2024 and December 31, 2023.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted, using a combined qualitative and quantitative approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, a quantitative impairment test is performed to compare carrying value to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

The Company’s annual impairment test was performed as of August 31, 2024 using a quantitative impairment test which leveraged a combination of income and market valuation approaches to determine the implied fair value of the reporting unit. The income valuation approach utilized a discounted cash flow analysis, while the market approach utilized a combination of the guideline public company and comparative transactions approaches, whereby market multiples used to estimate fair values were derived from market stock prices of, and comparable transactions announced by public companies that are engaged in the same or similar lines of business. The results of the annual assessment determined that the Company’s goodwill was not impaired and that the fair value of its reporting unit was in excess of its carrying value by greater than 10%. Events or circumstances that could negatively impact the fair value of the Company’s reporting unit in the future include a sustained decrease in the Company’s stock price, continued decline in industry peer multiples, and further deterioration of the Company’s financial projections.

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

Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no other events or changes during the fourth quarter of 2024 that indicated impairment of goodwill and other intangible assets. For additional information regarding the goodwill and other intangible assets, see Note 5, “Goodwill and Other Intangible Assets” within the Notes to Consolidated Financial Statements included in Item 8 hereof.

Cash Surrender Value of Life Insurance Policies    The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $304.0 million and $297.4 million at December 31, 2024 and December 31, 2023, respectively.

The Company recorded tax exempt income from life insurance policies in the amounts of $8.1 million, $7.9 million, and $7.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company also recorded gains on life insurance benefits of $457,000, $2.3 million, and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Deposits    At December 31, 2024, total deposits were $15.3 billion, representing a $440.4 million, or 3.0% increase compared to $14.9 billion at December 31, 2023, reflecting continued consumer demand for higher cost time deposits, along with strong business and municipal deposit inflows. The total cost of deposits was 1.63% for the year ended December 31, 2024, representing an increase of 67 basis points from the prior year, reflecting an overall higher rate environment in 2024 as compared to the prior year.

The Company’s deposits are comprised primarily of core deposits (demand, savings and money market), as well as time deposits. The Company’s ratio of core deposits, inclusive of reciprocal money market deposits, to total deposits represented 81.7% at December 31, 2024 compared to 84.6% at December 31, 2023, with the decrease driven primarily by core deposit outflows in conjunction with growth in time deposits. In addition, the Company may also utilize brokered deposit sources, as needed, with balances of $61.2 million and $100.9 million outstanding at December 31, 2024 and December 31, 2023, respectively.
The Company’s deposit accounts are insured to the maximum extent permitted by the Deposit Insurance Fund (“DIF”) which is administered by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The Company participates in the IntraFi Network, allowing it to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to access a reciprocal deposit exchange that can be used to benefit customers seeking increased FDIC insurance protection, and amounted to $1.1 billion and $959.1 million in deposits, at December 31, 2024 and December 31, 2023, respectively. The estimated balance of uninsured deposits at the Bank were $5.0 billion and $4.6 billion as of December 31, 2024 and December 31, 2023, respectively. Included in these amounts are $814.0 million and $720.5 million of collateralized deposits, which offer additional protection to the customer.

Scheduled maturities of time deposits not covered by deposit insurance at December 31, 2024, were as follows:

Table 14 - Maturities of Uninsured Time Deposits

December 31, 2024
(Dollars in thousands)
Due within 3 months or less	$188,360
Due after 3 months through 6 months	152,777
Due after 6 months through 12 months	65,496
Due after 12 months	5,834
Total uninsured time deposits (1)	412,467
(1)Amounts of uninsured time deposits presented in the table above are estimates determined based upon a relative proportion of customer account balances in excess of FDIC insurance limits, and in a manner consistent with the Company’s regulatory reporting requirements.

Borrowings    The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings were $701.4 million at December 31, 2024, representing a decrease of $517.0 million, compared to December 31, 2023. The decrease was experienced primarily within Federal Home Loan Bank borrowings, which decreased $467.0 million in conjunction with deposit balance growth during 2024. In addition, the Company fully redeemed its outstanding subordinated debentures with an aggregate principal amount of $50.0 million during the first quarter of 2024. See Note 7, “Borrowings” within the Notes to Consolidated Financial Statements included in Item 8 of this Report for more information regarding borrowings.

Liquidity and Capital Resources    The Company proactively manages its liquidity and cash flow requirements with the intent to maintain stable, cost-effective funding and to promote the strength of its overall balance sheet. The liquidity position of the Company is continuously monitored by management and adjustments are made to appropriately balance sources and uses of funds, as needed. For further details surrounding the Company’s liquidity risks and related strategy, see the “Risk Management – Liquidity Risk” section below within Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Report.

At December 31, 2024, the Company and the Bank exceeded the minimum requirements for Common Equity Tier 1 capital, Tier 1 capital, total capital, and Tier 1 leverage capital, inclusive of the capital conservation buffer. See Note 18, “Regulatory Matters” within the Notes to Consolidated Financial Statements included in Item 8 of this Report for more information regarding capital requirements.

Investment Management

The following table presents total assets under administrations and number of accounts held by the Rockland Trust Investment Management Group at the following dates:

Table 15 - Assets Under Administration

	December 31 2024	December 31 2023	December 31 2021
	(Dollars in thousands)
Assets under administration	$7,035,315	$6,537,905	$5,792,857
Number of trust, fiduciary and agency accounts	6,637	6,550	6,459

The Company’s Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.

Accounts maintained by the Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. The Investment Management Group generated gross fee revenues of $38.3 million, $34.6 million, and $32.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. Total assets under administration as of December 31, 2024 were $7.0 billion, including $418.2 million of investment solutions designed by Rockland Trust that are administered and executed through its agreement with LPL Financial (“LPL”), compared to $6.5 billion and $383.0 million, respectively, at December 31, 2023. The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to both institutional and high net worth clients. As of December 31, 2024 and December 31, 2023, included in the assets under administration amounts above, there were $491.5 million and $449.8 million, respectively, relating to the Company's registered investment advisor.

The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.

The Bank has an agreement with LPL and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, advisory platforms, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients. The retail investments and insurance revenues were $4.4 million, $5.6 million, and $4.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Results of Operations
Table 16 - Summary of Results of Operations

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands, except per share data)
Net income	$192,081	$239,502	$263,813
Diluted earnings per share	$4.52	$5.42	$5.69
Return on average assets	0.99%	1.24%	1.33%
Return on average equity	6.53%	8.31%	9.05%
Stockholders’ equity as % of assets	15.45%	14.96%	14.96%
Net interest margin	3.28%	3.54%	3.46%
Net Interest Income    The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

On a fully tax-equivalent basis, net interest income was $566.5 million for the year ended December 31, 2024, representing a 7.3% decrease from net interest income of $611.0 million for the year ended December 31, 2023. The 2024 decrease in net interest income was attributable to rising deposit costs, resulting in a 26 basis point reduction in net margin to 3.28%, as compared to 3.54% for the prior year.

The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for the years ended December 31, 2024, 2023 and 2022. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Table 17 - Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31
	2024			2023			2022
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$125,066	$5,669	4.53%	$118,806	$5,186	4.37%	$1,222,434	$14,385	1.18%
Securities
Securities - trading	4,562	—	—%	4,411	—	—%	3,764	—	—%
Securities - taxable investments	2,791,246	57,092	2.05%	3,027,769	60,336	1.99%	2,948,358	50,354	1.71%
Securities - nontaxable investments (1)	192	7	3.65%	190	7	3.68%	196	7	3.57%
Total securities	2,796,000	57,099	2.04%	3,032,370	60,343	1.99%	2,952,318	50,361	1.71%
Loans held for sale	11,960	712	5.95%	3,289	190	5.78%	4,774	172	3.60%
Loans (2)
Commercial and industrial	2,980,286	182,548	6.13%	3,026,327	180,551	5.97%	2,886,383	131,497	4.56%
Commercial real estate (1)	6,731,055	350,539	5.21%	6,460,088	311,787	4.83%	6,459,892	272,170	4.21%
Commercial construction	800,254	58,455	7.30%	1,019,871	66,440	6.51%	1,191,394	57,804	4.85%
Small business	267,212	17,605	6.59%	235,108	14,428	6.14%	204,982	10,886	5.31%
Total commercial	10,778,807	609,147	5.65%	10,741,394	573,206	5.34%	10,742,651	472,357	4.40%
Residential real estate	2,434,114	106,797	4.39%	2,217,971	88,210	3.98%	1,831,493	63,443	3.46%
Home equity	1,115,598	75,543	6.77%	1,093,546	70,698	6.47%	1,061,228	44,048	4.15%
Total consumer real estate	3,549,712	182,340	5.14%	3,311,517	158,908	4.80%	2,892,721	107,491	3.72%
Other consumer	33,761	2,530	7.49%	31,202	2,418	7.75%	31,986	2,114	6.61%
Total loans	14,362,280	794,017	5.53%	14,084,113	734,532	5.22%	13,667,358	581,962	4.26%
Total Interest-Earning Assets	17,295,306	857,497	4.96%	17,238,578	800,251	4.64%	17,846,884	646,880	3.62%
Cash and Due from Banks	179,955			180,553			184,812
Federal Home Loan Bank Stock	37,155			33,734			7,134
Other Assets	1,831,516			1,853,585			1,858,210
Total Assets	$19,343,932			$19,306,450			$19,897,040

Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$5,169,237	$66,334	1.28%	$5,489,923	$43,073	0.78%	$6,159,289	$8,339	0.14%
Money market	2,941,539	69,998	2.38%	3,022,322	51,630	1.71%	3,489,981	11,683	0.33%
Time certificates of deposits	2,600,190	110,630	4.25%	1,724,625	50,050	2.90%	1,310,442	4,630	0.35%
Total interest-bearing deposits	10,710,966	246,962	2.31%	10,236,870	144,753	1.41%	10,959,712	24,652	0.22%
Borrowings
Federal Home Loan Bank borrowings	840,611	39,048	4.65%	782,121	37,624	4.81%	16,138	313	1.94%
Long-term borrowings	—	—	—%	—	—	—%	2,235	31	1.39%

Junior subordinated debentures	62,859	4,506	7.17%	62,857	4,359	6.93%	62,854	2,125	3.38%
Subordinated debt	10,107	508	5.03%	49,933	2,470	4.95%	49,837	2,470	4.96%
Total borrowings	913,577	44,062	4.82%	894,911	44,453	4.97%	131,064	4,939	3.77%
Total interest-bearing liabilities	11,624,543	291,024	2.50%	11,131,781	189,206	1.70%	11,090,776	29,591	0.27%
Noninterest-bearing demand deposits	4,431,303			4,918,787			5,559,997
Other liabilities	345,286			374,585			330,371
Total liabilities	16,401,132			16,425,153			16,981,144
Stockholders’ equity	2,942,800			2,881,297			2,915,896
Total liabilities and stockholders’ equity	$19,343,932			$19,306,450			$19,897,040
Net interest income (1)		$566,473			$611,045			$617,289
Interest rate spread (3)			2.46%			2.94%			3.35%
Net interest margin (4)			3.28%			3.54%			3.46%
Supplemental Information
Total deposits, including demand deposits	$15,142,269	$246,962		$15,155,657	$144,753		$16,519,709	$24,652
Cost of total deposits			1.63%			0.96%			0.15%
Total funding liabilities, including demand deposits	$16,055,846	$291,024		$16,050,568	$189,206		$16,650,773	$29,591
Cost of total funding liabilities			1.81%			1.18%			0.18%
(1)The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $4.7 million, $4.5 million, and $4.0 million for 2024, 2023 and 2022, respectively.
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
Table 18 - Volume Rate Analysis

	Years Ended December 31
	2023 Compared To 2022			2023 Compared To 2022			2022 Compared To 2021
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest-earning deposits, federal funds sold and short term investments	$210	$273	$483	$3,788	$(12,987)	$(9,199)	$12,750	$(859)	$11,891
Securities
Taxable securities	1,469	(4,713)	(3,244)	8,626	1,356	9,982	300	19,577	19,877
Nontaxable securities (1)	—	—	—	—	—	—	(1)	(12)	(13)
Total securities			(3,244)			9,982			19,864
Loans held for sale	21	501	522	72	(54)	18	52	(736)	(684)
Loans
Commercial and industrial	4,744	(2,747)	1,997	42,679	6,375	49,054	13,778	(10,081)	3,697
Commercial real estate	25,674	13,078	38,752	39,609	8	39,617	9,676	124,634	134,310
Commercial construction	6,322	(14,307)	(7,985)	16,958	(8,322)	8,636	10,043	23,065	33,108
Small business	1,207	1,970	3,177	1,942	1,600	3,542	350	1,260	1,610
Total commercial			35,941			100,849			172,725
Residential real estate	9,991	8,596	18,587	11,379	13,388	24,767	(2,442)	19,606	17,164
Home equity	3,419	1,426	4,845	25,309	1,341	26,650	7,674	1,214	8,888
Total consumer real estate			23,432			51,417			26,052
Total other consumer	(86)	198	112	356	(52)	304	(120)	566	446
Loans (1)			59,485			152,570			199,223
Total			$57,246			$153,371			$230,294
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$25,777	$(2,516)	$23,261	$35,640	$(906)	$34,734	$6,179	$550	$6,729
Money market	19,748	(1,380)	18,368	41,513	(1,566)	39,947	9,007	746	9,753
Time certificates of deposits	35,170	25,410	60,580	43,957	1,463	45,420	(2,072)	1,915	(157)
Total interest-bearing deposits			102,209			120,101			16,325
Borrowings
Federal Home Loan Bank borrowings	(1,390)	2,814	1,424	22,455	14,856	37,311	(35)	(549)	(584)
Line of credit	—			—	—	—	—	—	—
Long-term borrowings	—	—	—	—	(31)	(31)	(4)	(296)	(300)
Junior subordinated debentures	147	—	147	2,234	—	2,234	433	—	433
Subordinated debt	8	(1,970)	(1,962)	(5)	5	—	(5)	5	—
Total borrowings			(391)			39,514			(451)
Total			$101,818			$159,615			$15,874
Change in net interest income			$(44,572)			$(6,244)			$214,420
(1)The table above reflects income determined on a fully tax equivalent basis. See footnotes to Table 17 above for the related adjustments.

Provision For Credit Losses   The provision for credit losses represents the charge to expense that is required to maintain an adequate level of allowance for credit losses. The Company recorded a provision for credit losses $36.3 million, $23.3 million and $6.5 million for the years ended December 31, 2024, 2023, and 2022, respectively, primarily attributable to idiosyncratic events within the commercial portfolios.
The Company’s allowance for credit losses, as a percentage of total loans, was 1.17%, 1.00% and 1.09% at December 31, 2024, 2023 and 2022, respectively. See Note 3, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Item 8 of this Report, for further details surrounding the primary drivers of the provision for credit losses during the period.

Noninterest Income    The following table sets forth information regarding noninterest income for the periods shown:
Table 19 - Noninterest Income

	Years Ended December 31
			Change
	2024	2023	Amount	%
	(Dollars in thousands)
Deposit account fees	$26,455	$23,486	$2,969	12.6%
Interchange and ATM fees	19,055	18,108	947	5.2%
Investment management	42,744	40,191	2,553	6.4%
Mortgage banking income	4,143	2,326	1,817	78.1%
Increase in cash surrender value of life insurance policies	8,086	7,868	218	2.8%
Gain on life insurance benefits	457	2,291	(1,834)	(80.1)%
Loan level derivative income	2,117	3,327	(1,210)	(36.4)%
Other noninterest income	24,957	27,012	(2,055)	(7.6)%
Total	$128,014	$124,609	$3,405	2.7%

The primary reasons for significant variances in the noninterest income categories shown in the preceding table are noted below:

•Deposit account fees increased year-over-year due primarily to increased overdraft and cash management fees.

•Interchange and ATM fees increased year-over-year due to transaction volumes.

•Investment management and advisory income increased year-over-year, driven largely by higher levels of assets under administration, which increased by $497.4 million, or 7.6%, from $6.5 billion at December 31, 2023 to $7.0 billion at December 31, 2024. This increase was partially offset by lower insurance commissions recognized in 2024 as compared to 2023.

•Mortgage banking income increased year-over-year, driven by a greater portion of new originations being sold in the secondary market versus being retained in the Company’s portfolio in 2024.

•Gain on life insurance benefits decreased year-over-year as the Company received lower levels of proceeds on life insurance policies.

•Loan level derivative decreased year-over-year, reflecting fluctuations in customer demand fueled by changes in the macroeconomic environment.

•Other noninterest income decreased year-over-year, driven primarily by a $1.9 million decrease in discounted purchases of Massachusetts historical tax credits, lower commercial loan fees, and reduced unrealized gains on equity securities. These decreases were partially offset by increases in FHLB dividend income and equity capital gain distributions.

Noninterest Expense    The following table sets forth information regarding noninterest expense for the periods shown:
Table 20 - Noninterest Expense

	Years Ended December 31
			Change
	2024	2023	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$233,653	$222,135	$11,518	5.2%
Occupancy and equipment	52,072	50,582	1,490	2.9%
Data processing and facilities management	9,957	9,884	73	0.7%
Software and subscriptions	18,152	16,165	1,987	12.3%
FDIC assessment	10,892	11,953	(1,061)	(8.9)%
Debit card expense	6,630	9,003	(2,373)	(26.4)%
Consulting	7,125	8,954	(1,829)	(20.4)%
Amortization of intangible assets	5,905	6,878	(973)	(14.1)%
Merger and acquisition expense	1,902	—	1,902	(100.0)%
Other noninterest expense	60,078	57,192	2,886	5.0%
Total	$406,366	$392,746	$13,620	3.5%

The primary reasons for significant variances in the noninterest expense categories shown in the preceding tables are noted below:

•Salaries and employee benefits increased year-over-year primarily attributable to increases in general salaries of $7.6 million, medical plan insurance of $2.0 million, payroll taxes of $1.9 million and incentive programs of approximately $860,000. These increases were partially offset by the impact of outsized interest rate-driven valuation fluctuations on the Company’s split-dollar bank-owned life insurance policies, which resulted in a $1.0 million decrease in expense for 2024 as compared to 2023.

•Occupancy and equipment expense increased year-over-year, driven primarily by lease termination costs related to the exit of an inactive branch location associated with a previous acquisition, as well as increased cleaning costs and depreciation expense.

•Software and subscriptions increased primarily due to the Company’s continued investment in its technology infrastructure.

•FDIC assessment expense decreased in comparison to the prior year, primarily attributable to an estimated $1.1 million special assessment imposed by the FDIC and recognized by the Company in the fourth quarter of 2023 to recover losses incurred by the DIF during the year.
•Debit card expenses decreased year-over-year, driven primarily by a one-time credit of $1.1 million recognized during the third quarter of 2024, as well as reduced processing costs.

•Consulting expense decreased year-over-year due primarily to the timing of strategic initiatives.

•During the fourth quarter of 2024, the Company recognized $1.9 million of merger and acquisition expenses related to the pending merger with Enterprise. No such costs were incurred during 2023.

•Other noninterest expenses increased year-over year, driven primarily by increases in internet banking expense of $1.1 million, telecommunications costs of $762,000, card issuance costs of $599,000, unrealized losses on equity securities of $543,000, examinations and audits of $323,000, along with other miscellaneous expenses. These increases were partially offset by decreases in recruitment and legal costs.

Income Taxes    The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 21 - Tax Provision and Applicable Tax Rates

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands)
Combined federal and state income tax provisions	$55,046	$75,632	$83,941
Effective income tax rates	22.27%	24.00%	24.14%
Blended statutory tax rate	27.91%	27.91%	27.85%

The Company’s effective tax rate for 2024 is lower as compared to the year ago period primarily due to lower pre-tax income as well as increased tax benefits from low-income housing tax credits. The effective tax rates in the table above are lower than the blended statutory tax rates due to the impact of discrete items, including tax benefits related to equity compensation and purchased state tax credits, as well as certain tax preference assets such as life insurance policies, tax exempt bonds, and federal tax credits.

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2043, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships at December 31, 2024 was $275.1 million, of which $203.3 million has been funded. The Company recognized a net tax benefit of approximately $4.5 million for 2024 and anticipates additional net tax benefits of $42.7 million over the remaining life of the investments from the combination of tax credits and operating losses.

For additional information related to the Company’s income taxes see Note 10, “Income Taxes” and Note 11, “Low Income Housing Project Investments” within the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Dividends    The Company declared quarterly cash dividends totaling $2.28 per common share in 2024 and $2.20 per common share in 2023. The 2024 and 2023 ratio of dividends paid to earnings was 50.08% and 40.92%, respectively.

Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends of the Company will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deems appropriate.

Comparison of 2023 vs. 2022 For a discussion of our results for the year ended December 31, 2023 compared to the year ended December 31, 2022, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 28, 2024.

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

The Company has implemented the “three lines of defense” enterprise risk management framework. The first line of defense are the executives in charge of business units, operational areas, and corporate functions who, sometimes assisted by management committees, teams, and working groups, own and manage risks. The second line of defense monitors and provides risk management advice across all risk domains, and is comprised of the enterprise risk management department, with oversight from the Chief Risk Officer. The third line of defense is independent assurance performed by the Chief Internal Auditor, who reports to the Audit Committee of the Company’s Board of Directors, and by the Company’s internal audit department.

The Board, with the assistance of its Risk Committee, oversees management’s enterprise risk management practices. As risks must be taken to create value, the Board of Directors has approved a Risk Appetite Statement that defines the acceptable residual risk tolerances for the Company and the nine major risk types identified as having the potential to create significant adverse impacts on the Company, such as financial losses, reputational damage, legal or regulatory actions, failure to achieve strategic objectives, diminished customer experience, and/or cultural erosion. The nine major risk categories identified by the Company and addressed in the Risk Appetite Statement are strategic and emerging risk, culture risk, credit risk, liquidity risk, market and interest rate risk, operational risk, reputation risk, compliance risk, and technology and cyber risk, each of which is discussed below.

Strategic and Emerging Risk   Strategic and emerging risk is the risk arising from adverse strategic or business decisions, misalignment of strategic direction with the Company’s mission and values, failure to execute strategies or tactics, or an inadequate adaptation or lack of responsiveness to industry and/or operating environment changes. Management seeks to mitigate strategic and emerging risk through strategic planning, frequent executive review of strategic plan progress, monitoring of competitors and technology, assessment of new products, new branches, and new business initiatives, customer advocacy, and crisis management planning.

Culture Risk    Culture risk is the risk arising from failed leadership and/or ineffective colleague engagement and workplace management that causes the Company to lose sight of core values and, through acts or omissions, damage the relationship-based culture that has been one of the foundations of the Company’s success. Management seeks to mitigate culture risk through effective employee relations, leadership that encourages continuous improvement, cultural development and reinforcement of core values, communication of clear ethical and behavioral standards, consistent enforcement of policies and programs, discipline of misbehavior, alignment of incentives and compensation, and by promoting a company-wide focus on respect for individual differences and differing perspectives.

Credit Risk Credit risk is the risk arising from the failure of a borrower or a counterparty to a contract to make payments as agreed and includes the risks arising from inadequate collateral and mismanagement of loan concentrations. While the collateral securing loans may be sufficient in some cases to recover the amount due, in other cases the Company may experience significant credit losses that could have an adverse effect on its operating results. The Company makes assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 3, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available FHLB funding, less short-term liabilities relative to total assets, was within policy limits at December 31, 2024. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit include FHLB collateral requirements, securities portfolio changes, and the mix of deposits.

The Company prioritizes core deposits as a primary funding source and continues to maintain a variety of available liquidity sources, including FHLB advances, and Federal Reserve borrowing capacity. These funding sources serve as a contingent source of liquidity and, when profitable lending and investment opportunities exist, the Company may access them to provide the liquidity needed to grow the balance sheet. The amount and type of assets that the Company has available to pledge affects the Company’s FHLB and Federal Reserve borrowing capacity. For example, a prime one-to-four family residential loan may provide 75 cents of borrowing capacity for every $1.00 pledged, whereas a pledged commercial loan may increase borrowing capacity in a lower amount. The Company’s lending decisions, therefore, can also affect its liquidity position.

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

The table below shows current and unused liquidity capacity from various sources at the dates indicated:
Table 22 - Sources of Liquidity

	December 31
	2024		2023
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank borrowings (1)	$638,514	$1,992,574	1,105,541	1,577,746
Federal Reserve Bank of Boston (2)	—	3,635,233	—	3,078,179
Unpledged securities	—	564,676	—	1,187,882
Federal Funds Lines of Credit	—	50,000	—	85,000
Junior subordinated debentures (3)	62,860	—	62,858	—
Subordinated debt (3)	—	—	49,980	—
Reciprocal deposits (3)	1,062,896	—	959,068	—
Brokered deposits (3)	61,236	—	100,923	—
	$1,825,506	$6,242,483	$2,278,370	$5,928,807
(1)Loans and securities with a carrying value of $3.8 billion and $3.9 billion at December 31, 2024 and 2023, respectively, were pledged to the Federal Home Loan Bank of Boston.
(2)Loans and securities with a carrying value of $4.9 billion and $4.6 billion at December 31, 2024 and 2023, respectively, were pledged to the Federal Reserve Bank of Boston.
(3)The additional borrowing capacity has not been assessed for these categories.

In addition to customary operational liquidity practices, the Board and management recognize the need to establish reasonable guidelines to manage a heightened liquidity risk environment. Catalysts for elevated liquidity risk can be Company-specific issues and/or systemic industry-wide events. Management is therefore responsible for instituting systems and controls designed to provide advanced detection of potentially significant funding shortages, establishing methods for assessing and monitoring risk levels, and instituting responses that may alleviate or circumvent a potential liquidity crisis. Management has established a Liquidity Contingency Plan to provide a framework to detect potential liquidity problems and appropriately address them in a timely manner. In a period of perceived heightened liquidity risk, the Liquidity Contingency Plan provides for the establishment of a Liquidity Crisis Task Force to monitor the potential for a liquidity crisis and execute an appropriate response.

The Company continually monitors both on and off balance sheet liquidity sources to understand vulnerabilities and when adjustments to the balance between sources and uses of funds may be necessary. Management regularly performs various liquidity stress testing scenarios and other analyses to assess potential liquidity outflows or funding concerns resulting from economic or industry disruptions, volatility in the financial markets, or unforeseen credit events. The results of these scenarios are used to inform the Company’s Liquidity Contingency Plan and help provide the basis for its liquidity needs.

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

Management strives to control interest rate risk within limits approved by the Board of Directors that reflect the Company’s tolerance for interest rate risk over short-term and long-term horizons. The Company attempts to manage interest rate risk by identifying, quantifying, and, where appropriate, hedging exposure. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. It is the Company’s objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary within limits management deems prudent, with hedging instruments such as interest rate swaps, floors, and caps.

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

Given the volatility associated with market rates, and the uncertainty surrounding future rate movements, management has continued to maintain a more neutral interest rate risk position. The Company runs several scenarios to quantify and effectively assist in managing interest rate risk, including instantaneous parallel shifts in market rates as well as gradual (12-24 months) shifts in market rates, and may also include other alternative scenarios as management deems necessary given the interest rate environment. The results of those scenarios are summarized in the following table:
Table 23 - Interest Rate Sensitivity

	Years Ended December 31
	2024	2023
	Year 1	Year 1
Parallel rate shocks (basis points)
-300	(5.1)%	(1.7)%
-200	(2.9)%	(0.9)%
-100	(0.9)%	(0.3)%
+100	0.7%	(0.3)%
+200	1.2%	0.8%
+300	2.0%	(1.0)%

Gradual rate shifts (basis points)
-200 over 12 months	(1.1)%	(0.1)%
-100 over 12 months	(0.4)%	—%
+200 over 12 months	0.7%	(0.3)%

Alternative scenarios
Steep down 200 basis points scenario	(0.7)%	1.2%

The results depicted in the table above are dependent on material assumptions, such as prepayment rates, decay rates, pricing decisions on loans and deposits, and other factors, which management believes are reasonable. These assumptions may be impacted by customer preferences or competitive influences and therefore actual experience may differ from the assumptions in the model. Accordingly, although the tables provide an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ.

The most significant market factors affecting the Company’s net interest income during the year ended December 31, 2024 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate, the Secured Overnight Financing Rate, and other interest rates offered on long-term fixed rate loans.

The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by using interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement in which one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period from the other party. Interest rate caps and floors are agreements where one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period to a second party if certain market interest rate thresholds are realized. While interest is paid or received in swap, cap, and floors agreements, the notional principal amount is not exchanged. The Company may also manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts under which the Company agrees to deliver whole mortgage loans to various investors. See Note 9, “Derivatives and Hedging Activities” within Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information regarding the Company’s derivative financial instruments.

Movements in foreign currency rates or commodity prices do not directly or materially affect the Company’s earnings. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines. See Note 2, “Securities” within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

Contractual Obligations, Commitments, Contingencies and Off-Balance Sheet Obligations

In the ordinary course of business the Company has entered into contractual obligations, commitments, residential loans sold with recourse and other off-balance sheet financial instruments. Refer to the accompanying notes to consolidated financial statements in this report for further information and the expected timing of the applicable payments as of December 31, 2024. These include payments related to (i) borrowings (Note 7 - Borrowings), (ii) lease obligations (Note 16 - Leases), (iii) time deposits with stated maturity dates (Note 6 - Deposits), (iv) commitments to extend credit (Note 17 - Commitments and Contingencies), (v) derivative positions (Note 9 - Derivatives and Hedging Activities), and (vi) unfunded commitments on low income housing project investments (Note 11 - Low Income Housing Project Investments). Also refer to Table 22 - Sources of Liquidity within Item 7 of this Report for further details surrounding the Company’s current and unused liquidity resources.

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

The Company estimates credit losses on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. Management’s judgement is required for the selection and application of these factors which are derived from historical loss experience as well as assumptions surrounding expected future losses and economic forecasts.

Loans that no longer share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that are individually assessed, the Company uses either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable. Changes in these judgements and assumptions could be due to a number of circumstances which may have a direct impact on the provision for loan losses and may result in changes to the amount of allowance. The allowance for credit losses is increased by the provision for credit losses and by recoveries of loans previously charged off. Loan losses are charged against the allowance when management’s assessments confirm that the Company will not collect the full amortized cost basis of a loan.

Management performs periodic sensitivity and stress testing using available economic forecasts in order to evaluate the adequacy of the allowance for credit losses under varying scenarios. Given the Company’s benign loss history, the analyses performed have not resulted in a material change to the quantitative allowance but have informed management’s determination of qualitative adjustments and act as corroborating evidence as to the appropriateness of the allowance as a whole. For additional discussion of the Company’s methodology of assessing the appropriateness of the allowance for credit losses, see Note 3, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Income Taxes    The Company accounts for income taxes using two components of income tax expense, current and deferred.  Current taxes represent the net estimated amount due to or to be received from taxing authorities in the current year.

In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, and carry-forwards that exist at the end of a period. Deferred tax assets and liabilities are measured using enacted tax rates and provisions of the enacted tax law and are not discounted to reflect the time-value of money.  The effect of any change in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are assessed for recoverability and the Company may record a valuation allowance if it believes based on available evidence that it is more likely than not that the deferred tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company may record a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns. Additionally, deferred tax assets and liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information. The Company may also record an unrecognized tax benefit related to uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. All movements in unrecognized tax benefits are recognized through the provision for income taxes. Taxes are discussed in more detail in Note 10, “Income Taxes” within the Notes to the Consolidated Financial Statements included in Item 8 of this Report.
Valuation of Goodwill/Intangible Assets and Analysis for Impairment The Company has increased its market share through the acquisition of entire financial institutions accounted for under the acquisition method of accounting, as well as from the acquisition of branches (not the entire institution) and other nonbanking entities. For all acquisitions, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques, which may include the use of third party specialists. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, a quantitative impairment test is performed to compare carrying value to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company completed its annual impairment test as of August 31, 2024, using the quantitative impairment test, and determined that the Company's goodwill was not impaired. There were no other events or changes during the fourth quarter of 2024 that indicated impairment of goodwill and other intangible assets.
The Company’s goodwill relates to acquisitions that are fully integrated into the retail banking operations, which management does not consider to be at risk of failing step one in the near future. The Company’s other intangible assets are subject to amortization and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When applicable, the Company tests each of the other intangibles by comparing the carrying value of the intangible to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There were no other events or changes during the fourth quarter of 2024 that indicated impairment of goodwill and other intangible assets.

Valuation of Investment Securities Securities that the Company has the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Trading and equity securities are carried at fair value, with unrealized gains and losses recorded in other noninterest income. All other securities are classified as securities available-for-sale and are carried at fair market value. The fair values of securities are based on either quoted market price or third-party pricing services. In general, the third-party pricing services employ various methodologies, including but not limited to, broker quotes and proprietary models. Management does not typically adjust the prices received from third-party pricing services. Depending upon the type of security, management employs various techniques to analyze the pricing it receives from third-parties, such as reviewing model inputs, reviewing comparable trades, analyzing changes in market yields and, in certain instances, reviewing the underlying collateral of the security. Management reviews changes in fair values from period to period and performs testing to ensure that the prices received from the third parties are consistent with their expectation of the market.

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

Recent Accounting Developments

See Note 1, “Summary of Significant Accounting Policies” within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Item 7 of this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Independent Bank Corp. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses
Description of the matter	The Company’s loan portfolio totaled $14.5 billion as of December 31, 2024, and the associated allowance for credit losses (“allowance”) was $170 million. As discussed in Notes 1 and 3 to the consolidated financial statements, the Company estimates the allowance on a collective basis for loans sharing similar risk characteristics using a quantitative model based on probability of default, loss given default and exposure at default estimates, which are derived from internal historical default and loss experience, adjusted for economic forecasts. The output is then combined with an assessment of qualitative factors, including economic and business conditions, changes to collateral values and other external factors, which factors are designed to address forecast risk and model risk inherent in the quantitative model output. Loans that do not share similar risk characteristics are individually evaluated and an allowance is determined based on a discounted cash flow or the fair value of collateral.
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
To test the qualitative factors, among other procedures, we assessed management’s methodology and considered whether relevant risks were reflected in the models and whether adjustments to the model output were appropriate. We tested the completeness, accuracy and relevance of the underlying data used to estimate the qualitative adjustments. We evaluated whether qualitative adjustments were reasonable based on changes in economic conditions, the loan portfolio, management’s policies and procedures, and lending personnel. For example, we evaluated the reasonableness of qualitative adjustments for economic and business conditions, changes to collateral values and other external factors. We also assessed whether qualitative adjustments were consistent with publicly available information. Further, we performed an independent search for the existence of new or contrary information relating to risks impacting the qualitative adjustments to validate that management’s considerations were appropriate. Additionally, we evaluated whether the overall allowance, inclusive of qualitative adjustments, reasonably reflects losses expected in the loan portfolio by comparing to peer bank data.
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
We have served as the Company’s auditor since 2009
Boston, Massachusetts
February 28, 2025

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2024	2023
Assets
Cash and due from banks	$187,849	$178,861
Interest-earning deposits with banks	32,041	45,469
Securities
Trading	4,245	4,987
Equities	21,204	22,510
Available for sale (amortized cost $1,353,964 and $1,459,862)	1,250,944	1,334,256
Held to maturity (fair value $1,291,801 and $1,417,608)	1,434,956	1,569,107
Total securities	2,711,349	2,930,860
Loans held for sale (at fair value)	7,271	6,368
Loans
Commercial and industrial	3,047,671	2,925,823
Commercial real estate	6,756,708	6,695,671
Commercial construction	782,078	849,586
Small business	281,781	251,956
Residential real estate	2,460,600	2,424,754
Home equity - first position	490,115	518,706
Home equity - subordinate positions	650,053	578,920
Other consumer	39,372	32,654
Total loans	14,508,378	14,278,070
Less: allowance for credit losses	(169,984)	(142,222)
Net loans	14,338,394	14,135,848
Federal Home Loan Bank stock	31,573	43,557
Bank premises and equipment, net	193,320	193,049
Goodwill	985,072	985,072
Other intangible assets	12,284	18,190
Cash surrender value of life insurance policies	303,965	297,387
Other assets	570,447	512,712
Total assets	$19,373,565	$19,347,373
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing demand deposits	$4,390,703	$4,567,083
Savings and interest checking accounts	5,207,548	5,298,913
Money market	2,960,381	2,818,072
Time certificates of deposit	2,747,346	2,181,479
Total deposits	15,305,978	14,865,547
Borrowings
Federal Home Loan Bank borrowings	638,514	1,105,541
Junior subordinated debentures (less unamortized debt issuance costs of $28 and $30)	62,860	62,858
Subordinated debentures (less unamortized debt issuance costs of $20)	—	49,980
Total borrowings	701,374	1,218,379
Other liabilities	373,093	368,196
Total liabilities	16,380,445	16,452,122
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value; authorized: 75,000,000 shares, issued and outstanding: 42,500,611 shares at December 31, 2024 and 42,873,187 shares at December 31, 2023 (includes 199,410 and 162,812 shares of unvested participating restricted stock awards, respectively)	423	427
Value of shares held in rabbi trust at cost: 78,088 shares at December 31, 2024 and 80,222 shares at December 31, 2023	(3,383)	(3,298)
Deferred compensation obligation	3,383	3,298
Additional paid in capital	1,909,980	1,932,163
Retained earnings	1,172,724	1,077,488
Accumulated other comprehensive loss, net of tax	(90,007)	(114,827)
Total stockholders’ equity	2,993,120	2,895,251
Total liabilities and stockholders’ equity	$19,373,565	$19,347,373
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans	$789,274	$730,008	$577,923
Taxable interest and dividends on securities	57,092	60,336	50,354
Nontaxable interest and dividends on securities	6	6	6
Interest on loans held for sale	712	190	172
Interest on federal funds sold and short-term investments	5,669	5,186	14,385
Total interest and dividend income	852,753	795,726	642,840
Interest expense
Interest on deposits	246,962	144,752	24,652
Interest on borrowings	44,062	44,453	4,939
Total interest expense	291,024	189,205	29,591
Net interest income	561,729	606,521	613,249
Provision for credit losses	36,250	23,250	6,500
Net interest income after provision for credit losses	525,479	583,271	606,749
Noninterest income
Deposit account fees	26,455	23,486	23,370
Interchange and ATM fees	19,055	18,108	16,249
Investment management	42,744	40,191	36,832
Mortgage banking income	4,143	2,326	3,515
Increase in cash surrender value of life insurance policies	8,086	7,868	7,685
Gain on life insurance benefits	457	2,291	1,291
Loan level derivative income	2,117	3,327	2,932
Other noninterest income	24,957	27,012	22,793
Total noninterest income	128,014	124,609	114,667
Noninterest expenses
Salaries and employee benefits	233,653	222,135	204,711
Occupancy and equipment expenses	52,072	50,582	49,841
Data processing & facilities management	9,957	9,884	9,320
Software and subscriptions	18,152	16,165	13,655
FDIC assessment	10,892	11,953	6,951
Debit card expense	6,630	9,003	7,670
Consulting expense	7,125	8,954	9,617
Amortization of intangible assets	5,905	6,878	7,655
Merger and acquisition expense	1,902	—	7,100
Other noninterest expenses	60,078	57,192	57,142
Total noninterest expenses	406,366	392,746	373,662
Income before income taxes	247,127	315,134	347,754
Provision for income taxes	55,046	75,632	83,941
Net Income	$192,081	$239,502	$263,813
Basic earnings per share	$4.52	$5.42	$5.69
Diluted earnings per share	$4.52	$5.42	$5.69
Weighted average common shares (basic)	42,499,492	44,181,540	46,372,051
Common share equivalents	12,309	12,007	17,938
Weighted average common shares (diluted)	42,511,801	44,193,547	46,389,989
Cash dividends declared per common share	$2.28	$2.20	$2.08
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands)
Net income	$192,081	$239,502	$263,813
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	16,743	32,426	(118,990)
Net change in fair value of cash flow hedges	6,713	16,055	(50,767)
Net change in other comprehensive income for defined benefit postretirement plans	1,364	(224)	4,490
Total other comprehensive income (loss)	24,820	48,257	(165,267)
Total comprehensive income	$216,901	$287,759	$98,546

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except per share data)
Balance December 31, 2021	47,349,778	$472	$(3,146)	$3,146	$2,249,078	$766,716	$2,183	$3,018,449
Net income	—	—	—	—	—	263,813	—	263,813
Other comprehensive loss	—	—	—	—	—	—	(165,267)	(165,267)
Common dividend declared ($2.08 per share)	—	—	—	—	—	(96,087)	—	(96,087)
Stock based compensation	—	—	—	—	4,464	—	—	4,464
Restricted stock awards issued, net of awards surrendered	49,016	1	—	—	(1,085)	—	—	(1,084)
Shares issued under direct stock purchase plan	29,409	—	—	—	2,359	—	—	2,359
Shares repurchased under share repurchase program	(1,786,965)	(18)	—	—	(139,928)	—	—	(139,946)
Deferred compensation and other retirement benefit obligations	—	—	(81)	81	—	—	—	—
Balance December 31, 2022	45,641,238	$455	$(3,227)	$3,227	$2,114,888	$934,442	$(163,084)	$2,886,701
Net income	—	—	—	—	—	239,502	—	239,502
Other comprehensive income	—	—	—	—	—	—	48,257	48,257
Common dividend declared ($2.20 per share)	—	—	—	—	—	(96,456)	—	(96,456)
Proceeds from exercise of stock options, net of cash paid	3,238	—	—	—	81	—	—	81
Stock based compensation	—	—	—	—	6,377	—	—	6,377
Restricted stock awards issued, net of awards surrendered	82,181	1	—	—	(1,136)	—	—	(1,135)
Shares issued under direct stock purchase plan	46,963	—	—	—	2,682	—	—	2,682
Shares repurchased under share repurchase program (1)	(2,900,433)	(29)	—	—	(190,729)	—	—	(190,758)
Deferred compensation and other retirement benefit obligations	—	—	(71)	71	—	—	—	—
Balance December 31, 2023	42,873,187	$427	$(3,298)	$3,298	$1,932,163	$1,077,488	$(114,827)	$2,895,251
Net income	—	—	—	—	—	192,081	—	192,081
Other comprehensive income	—	—	—	—	—	—	24,820	24,820
Common dividend declared ($2.28 per share)	—	—	—	—	—	(96,845)	—	(96,845)
Proceeds from exercise of stock options, net of cash paid	1,667	—	—	—	81	—	—	81
Stock based compensation	—	—	—	—	6,523	—	—	6,523
Restricted stock awards issued, net of awards surrendered	99,692	1	—	—	(782)	—	—	(781)
Shares issued under direct stock purchase plan	58,331	—	—	—	3,287	—	—	3,287
Shares repurchased under share repurchase program (1)	(532,266)	(5)	—	—	(31,292)	—	—	(31,297)
Deferred compensation and other retirement benefit obligations	—	—	(85)	85	—	—	—	—
Balance December 31, 2024	42,500,611	$423	$(3,383)	$3,383	$1,909,980	$1,172,724	$(90,007)	$2,993,120
(1)     Includes excise tax impact of $311,000 and $1.8 million for the years ended December 31, 2024 and 2023, respectively, related to shares repurchased under the Company’s share repurchase program.
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands)
Cash flow from operating activities
Net income	$192,081	$239,502	$263,813
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	40,889	36,102	38,799
Change in unamortized net loan costs and fees	(1,739)	(1,856)	(7,119)
(Accretion) amortization of acquired loans	(538)	(2,251)	175
Provision for credit losses	36,250	23,250	6,500
Deferred income tax (benefit) expense	(10,600)	2,738	(1,254)
Net (gain) loss on equity securities	(423)	(1,180)	3,061
Net loss (gain) on bank premises and equipment	155	310	(584)
Realized gain on sale leaseback transaction	—	(193)	(578)
Stock based compensation	6,523	6,377	4,464
Increase in cash surrender value of life insurance policies	(8,086)	(7,877)	(7,685)
Gain on life insurance benefits	(457)	(2,291)	(1,291)
Operating lease payments	(14,018)	(13,863)	(19,296)
Change in fair value on loans held for sale	20	(97)	452
Net change in:
Trading assets	742	(1,099)	(168)
Loans held for sale	(923)	(3,468)	21,424
Other assets	(15,498)	23,504	65,263
Other liabilities	5,543	(20,614)	55,224
Total adjustments	37,840	37,492	157,387
Net cash provided by operating activities	229,921	276,994	421,200
Cash flows used in investing activities
Proceeds from sales of equity securities	—	—	31
Purchases of equity securities	(1,058)	(742)	(1,524)
Proceeds from maturities and principal repayments of securities available for sale	235,144	106,713	139,923
Purchases of securities available for sale	(129,379)	—	(123,289)
Proceeds from maturities and principal repayments of securities held to maturity	138,399	140,888	166,712
Purchases of securities held to maturity	—	—	(804,105)
Net redemption (purchases) of Federal Home Loan Bank stock	11,984	(38,339)	6,189
Investments in low-income housing projects	(33,053)	(31,073)	(33,232)
Purchases of life insurance policies	(114)	(162)	(163)
Proceeds from life insurance policies	1,929	5,531	3,160
Net increase in loans	(236,519)	(378,735)	(335,448)
Purchases of bank premises and equipment	(20,435)	(15,844)	(22,072)
Proceeds from the sale of bank premises and equipment	92	113	3,344
Net cash used in investing activities	(33,010)	(211,650)	(1,000,474)
Cash flows used in financing activities
Net increase (decrease) in time deposits	565,752	985,567	(334,381)
Net decrease in other deposits	(125,436)	(1,999,198)	(702,628)
Net (repayments of) advances from Federal Home Loan Bank borrowings	(467,000)	1,105,000	(25,000)
Repayments of long-term debt, net of issuance costs	—	—	(14,063)
Repayments of subordinated debentures	(50,000)	—	—
Net proceeds from exercise of stock options	80	80	—
Restricted stock awards issued, net of awards surrendered	(815)	(1,142)	(1,084)
Proceeds from shares issued under direct stock purchase plan	3,254	2,662	2,359
Payments for shares repurchased under share repurchase program	(30,986)	(188,910)	(139,946)
Common dividends paid	(96,200)	(98,006)	(93,734)
Net cash used in financing activities	(201,351)	(193,947)	(1,308,477)
Net decrease in cash and cash equivalents	(4,440)	(128,603)	(1,887,751)
Cash and cash equivalents at beginning of year	224,330	352,933	2,240,684

Cash and cash equivalents at end of period	$219,890	$224,330	$352,933
Cash paid during the year for
Interest on deposits and borrowings	$291,692	$183,068	$26,424
Income taxes	$51,079	$43,706	$44,274
Supplemental schedule of noncash investing and financing activities
Net increase in capital commitments relating to low-income housing project investments	$46,070	$31,891	$17,643
Recognition of operating lease at commencement and/or extension	$12,602	$7,916	$14,789
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

INDEPENDENT BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Independent Bank Corp. (the “Company”) is a bank holding company, the principal subsidiary of which is Rockland Trust Company (“Rockland Trust” or the “Bank”). Rockland Trust is a state-chartered commercial bank which provides a variety of banking, investment and financial services through its retail branches, commercial banking centers, investment management offices, and mortgage lending centers located throughout Eastern Massachusetts as well as in Worcester County and Rhode Island. Rockland Trust deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area. Rockland Trust is a community-oriented commercial bank, and the community banking business is the Company’s only reportable operating segment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and other wholly-owned subsidiaries, except subsidiaries that are not deemed necessary to be consolidated. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company would consolidate voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity.  A controlling financial interest in a VIE is present when the Company has both the power and ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

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

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year’s presentation, including the following:

•the Company reclassified its portfolio of loans secured by owner-occupied commercial real estate to the commercial and industrial loan category to more appropriately reflect the variation in the management and underlying risk profile of such loans compared with investor-owned commercial real estate loans; and

•the Company combined the presentation of “Software maintenance” and “Subscriptions” costs into “Software and subscriptions” costs within Non-interest expense within the Consolidated Statements of Income. Previously, “Subscriptions” costs were included within “Other noninterest expenses.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues and expenses during the reporting periods. Actual results could vary from these estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for expected credit losses on loans held for investment, income taxes, valuation and allowance for expected credit losses on investment securities, and the valuation of goodwill and other intangible assets and their respective analyses of impairment.

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

Business Combinations

In accordance with applicable accounting guidance, the Company recognizes assets acquired and liabilities assumed at their respective fair values as of the date of acquisition, with the related transaction costs expensed in the period incurred. The Company may use third party valuation specialists to assist in the determination of fair value of certain assets and liabilities at the acquisition date, including loans, core deposit intangibles and time deposits. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed on the acquisition date, the estimates are inherently uncertain. The allowance for credit losses on purchased credit deteriorated (“PCD”) loans is recognized within business combination accounting. The allowance for credit losses on non-PCD loans is recognized as a provision expense in the same period as the business combination.

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

Accrued interest receivable balances are excluded from the amortized cost of held to maturity securities and the fair value of available for sale securities and are included within other assets on the Consolidated Balance Sheets. Management has elected not to measure an allowance for credit losses on these balances as the Company employs a timely write-off policy. It is the Company’s policy that a security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent, and interest earned but not collected for a security placed on non-accrual is reversed against interest income.

Allowance for Credit Losses - Available for Sale Securities

The Company’s available for sale securities are carried at fair value and assessed for estimated credit losses in accordance with the current expected credit loss (“CECL” methodology). For available for sale securities in an unrealized loss position, management will first evaluate whether there is intent to sell, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security’s amortized cost basis to fair value through income. For those available for sale securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, management considers the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

creditworthiness of the issuer including whether the security is guaranteed by the U.S. Federal Government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, the security will be written down to fair value, as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the uncollectibility of a security is confirmed, or when either of the aforementioned criteria surrounding intent or requirement to sell have been met.

Allowance for Credit Losses - Held to Maturity Securities

The Company measures expected credit losses on held to maturity securities on a collective basis by major security type in accordance with the CECL methodology. Management classifies the held to maturity portfolio into the following major security types: U.S. Government Agency, U.S. Treasury, Agency Mortgage-Backed Securities, Agency Collateralized Mortgage Obligations, Small Business Administration Pooled Securities, and Single Issuer Trust Preferred Securities. Securities in the Company’s held to maturity portfolio are primarily guaranteed by either the U.S. Federal Government or other government sponsored agencies with a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore does not estimate an allowance for credit losses on these securities.

Loans Held for Sale

The Bank may choose to classify new residential real estate mortgage loans as held for sale based on intent, which is determined when loans are underwritten. Loans that are classified as held for sale at the time of origination are accounted for under the fair value option, whereby any changes in fair value relating to loans intended for sale are recorded in earnings and are offset by changes in fair value relating to interest rate lock commitments and forward sales commitments. Gains and losses on residential loan sales (sales proceeds minus carrying amount) are recorded in mortgage banking income. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and are not deferred.

Alternatively, any loans not originated for sale but subsequently transferred from held for investment to held for sale are valued at the lower of cost or fair value on an individual asset basis. Prospectively, any cost amounts in excess of fair value would be recorded as a valuation allowance and recognized as a reduction of other non-interest income.

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

 As a general rule, loans 90 days or more past due with respect to principal or interest are classified as nonaccrual loans, or sooner if management considers such action to be prudent. However, loans that are 90 days or more past due may be kept on an accruing status if the loan is well secured and in the process of collection. Income accruals are suspended on all nonaccrual loans in a timely manner and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest and remains current for a minimum period of six months, the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for credit losses. When doubt exists as to the collectability of a loan, any payments received are applied to reduce the amortized cost of the loan to the extent necessary to eliminate such doubt. For all loan portfolios, a charge-off occurs when the Company determines that a specific loan, or portion thereof, is uncollectible.  This determination is made based on management’s review of specific facts and circumstances of the individual loan, including assessing the viability of the customer’s business or project as a going concern, the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform.

In the course of resolving problem loans, the Company may choose to modify the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid or cure a default. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and may include adjustments to term extensions, interest rates, other than insignificant payment delays and/or a combination thereof. These

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actions are intended to minimize economic loss and avoid foreclosure or repossession of collateral. If such efforts by the Bank do not result in satisfactory performance, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan. Any loans that are modified are reviewed by the Company to determine whether the modification is the direct result of a borrower experiencing financial difficulty, as the Company adopted the accounting and disclosure requirements for loan modifications made to borrowers experiencing financial difficulty and ceased to recognize troubled debt restructurings (“TDRs”) effective January 1, 2023. Prior to this adoption, the Company would classify loans as TDRs in cases where a borrower was experiencing financial difficulty and where the Company made certain concessionary modifications to contractual terms. Modifications included adjustments to interest rates, extensions of maturity, consumer loans where the borrower’s obligations had been effectively discharged through Chapter 7 Bankruptcy and the borrower had not reaffirmed the debt to the Bank, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. Under the previously applicable guidance, loans classified as TDRs would have remained classified as such for the life of the loan, except in limited circumstances, when it was determined that the borrower was performing under the modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable market rate for a comparable new loan at the time of the restructuring.

Allowance for Credit Losses - Loans Held for Investment

The allowance for credit losses is established based upon the Company’s current estimate of expected lifetime credit losses on loans measured at amortized cost, also referred to as the CECL methodology. Credit losses are charged against the allowance when management’s assessments confirm that the Company will not collect the full amortized cost basis of a loan. Subsequent recoveries, if any, are credited to the allowance.

Under the CECL methodology, the Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The quantitative model utilizes a factor-based approach to estimate expected credit losses using Probability of Default (“PD”), Loss Given Default (“LGD”) and Exposure at Default (“EAD”), which are derived from internal historical default and loss experience. The model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the Company’s historical long-run average. Management has determined a reasonable and supportable period of 12 months, and a straight line reversion period of 6 months, to be appropriate for purposes of estimating expected credit losses. The qualitative risk factors impacting the expected risk of loss within the portfolio include the following:

•Lending policies and procedures
•Economic and business conditions
•Nature and volume of loans
•Changes in management
•Changes in credit quality
•Changes in loan review system
•Changes to underlying collateral values
•Concentrations of credit risk
•Other external factors
•Model imprecision

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

Loan modifications made to borrowers experiencing financial difficulty are evaluated on a collective basis with loans sharing similar risk characteristics in accordance with the CECL methodology. Under previously applicable accounting guidance, the Company determined the amount of allowance for credit losses on TDRs using a discounted cash flow analysis or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a fair value of collateral approach if the loan was determined to be individually evaluated. This change in methodology did not have a material impact on the Company’s allowance for credit loss estimate.

Accrued interest receivable amounts are excluded from balances of loans held at amortized cost and are included within other assets on the Consolidated Balance Sheets. Management has elected not to measure an allowance for credit losses on these amounts as the Company employs a timely write-off policy. Consistent with the Company’s policy for nonaccrual loans, accrued interest receivable is typically written off when loans reach 90 days past due and are placed on nonaccrual status.

Allowance for Credit Losses - Unfunded Lending Commitments

In the ordinary course of business, the Company enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. The allowance for credit losses on these unfunded loan commitments provides for potential exposure inherent with the funding of unused portions on legal commitments that are not unconditionally cancellable by the Company. Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. The reserve for unfunded lending commitments is included in other liabilities on the Consolidated Balance Sheets.

Acquired Loans

Loans acquired through purchase or a business combination are recorded at their fair value at the acquisition date. The Company performs an assessment of acquired loans to first determine if such loans have experienced a more than insignificant deterioration in credit quality since their origination and thus should be classified and accounted for as PCD loans. For loans that have not experienced a more than insignificant deterioration in credit quality since origination, referred to as non-PCD loans, the Company records such loans at fair value, with any resulting discount or premium accreted or amortized into interest income over the remaining life of the loan using the interest method. Additionally, upon the purchase or acquisition of non-PCD loans, the Company measures and records a reserve for credit losses based on the Company’s methodology for determining the allowance under CECL. The allowance for non-PCD loans is recorded through a charge to provision for credit losses in the period in which the loans were purchased or acquired.

Acquired loans that are classified as PCD are acquired at fair value, including any resulting discounts or premiums. Discounts and premiums are accreted or amortized into interest income over the remaining life of the loan using the interest method. In contrast to non-PCD loans, the initial allowance for credit losses on PCD loans is established through an adjustment to the acquired loan balance, rather than through a charge to provision for credit losses, in the period in which the loans were acquired. The allowance for PCD loans is determined based upon the Company’s methodology for estimating the allowance under CECL, and is recorded as an adjustment to the acquired loan balance on the date of acquisition. The Company evaluates acquired loans for deterioration in credit quality based on a variety of characteristics, including, but not limited to non-accrual and delinquency status, downgrades in credit quality since origination, loans that have been modified, along with any other factors identified by the Company through its initial analysis of acquired loans which may indicate there has been a more than insignificant deterioration in credit quality since origination. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics, if applicable.

Subsequent to acquisition, the allowances for credit losses for both non-PCD and PCD loans are determined with the use of the Company’s allowance methodology under CECL, in the same manner as all other loans.

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

The Company is also a party to certain instruments with off-balance-sheet risk including certain residential loans sold to investors with recourse. The Company’s policy is to record such instruments when funded.

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

Leases

The Company leases office space, space for ATM and parking locations, and certain branch locations under noncancellable operating leases, several of which have renewal options to extend lease terms. Upon commencement of a new lease, the Company will recognize a right of use (“ROU”) asset and corresponding lease liability. The Company makes the decision on whether to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to its ROU asset and lease liability when lease agreements are amended and executed, or in an event where the Company is reasonably certain that a renewal option will be exercised. The discount rate used in determining the present value of lease payments is based on the Company’s incremental borrowing rate for borrowings with terms similar to each lease at commencement date. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases and non-lease components, such as common area maintenance charges, real estate taxes, and insurance, are not included in the measurement of the lease liability since they are generally able to be segregated. The Company has elected the short-term lease recognition exemption for all leases that qualify. The Company may also assume lease obligations in connection with its acquisition activities, which may result in a market-based favorable or unfavorable lease position, resulting in an intangible lease asset. These intangible lease assets are amortized over the estimated remaining lease term.

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

Derivatives

Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. At the inception of a hedge, the Company documents certain items, including but not limited to the following: the relationship between hedging instruments and hedged items, the Company’s risk management objectives, hedging strategies, and the evaluation of hedge transaction effectiveness. Documentation includes linking all derivatives designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions.

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

To the extent the Company enters into new or re-designates existing hedging relationships, it is the Company’s policy to include the Overnight Index Swap Rate based on the Fed Funds Effective Rate and the Overnight Index Swap Rate based on the Secured Overnight Financing Rate (“SOFR”) in the spectrum of available benchmark interest rates for hedge accounting.

For derivative instruments not designated as hedging instruments, such as loan level derivatives, foreign exchange contracts, risk participation agreements and mortgage derivatives, changes in fair value are recognized in other noninterest income during the period of change and are included in changes in other assets or other liabilities on the Company’s Consolidated Statement of Cash Flows.

Retirement Plans

The Company has various retirement plans in place for current and former employees, including postretirement benefit plans, supplemental executive retirement plans, a frozen multiemployer pension plan, a frozen defined benefit pension plan, deferred compensation plans, as well as other benefits.

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

The multiemployer pension plan’s assets are determined based on fair value, generally representing observable market prices. The actuarial cost method used to compute the pension liabilities and related expense is the unit credit method. The pension expense is equal to the plan contribution requirement of the Company for the plan year.

The Company maintains two frozen single employer pension plans. The Company accounts for these pension plans using an actuarial model that allocates pension costs over the service period of employees in the plan. The Company accounts for the over-funded or under-funded status of the pension plans as an asset or liability on its consolidated balance sheets and recognizes changes in the funded status that are not reflected in net periodic pension cost as other comprehensive income or loss.

The Director Deferred Compensation Plan allows directors to invest their funds into a diversified investment portfolio and the 401(k) Restoration Plan allows employees to invest their funds in both Company stock and other investment alternatives offered by the Plan. All funds under both of these plans are held in a rabbi trust. The plans do not permit diversification after initial election and therefore elections made to defer into Company stock result in both the investment and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation recognized within Stockholders’ Equity. Alternatively, investments not in Company stock are included in trading securities, with the correlating obligation classified as a liability.

The Company has obligations with various individuals related to certain post-retirement benefits. The obligations are based on the individual’s service through retirement, with the associated cost recognized over the requisite service period. The accrual methodology results in an accrued amount at the full eligibility date equal to the then present value of all of the future benefits expected to be paid.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Standards

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 220-40 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” Update No. 2024-03. Update No 2024-03 was issued in November 2024 and requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses for both interim and annual reporting periods. This standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard and does not expect the adoption to have an impact on the Company’s financial statements.

FASB ASC Topic 740 “Income Taxes” Update No. 2023-09. Update No. 2023-09 was issued in December 2023 and aims to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information related to the effective tax rate reconciliation as well as information on income taxes paid. This standard is effective for annual periods beginning after December 15, 2024 and requires prospective application with the option to apply retrospectively. The adoption of this standard is not expected to have an impact on the Company’s financial statements.

FASB ASC Topic 280 “Segment Reporting” Update No. 2023-07. Update No. 2023-07 was issued in November 2023 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of profit or loss. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. The Company adopted this standard, effective December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 SECURITIES

Trading Securities

The Company had trading securities of $4.2 million and $5.0 million at December 31, 2024 and 2023, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.

Equity Securities

The Company had equity securities of $21.2 million and $22.5 million at December 31, 2024 and 2023, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the consolidated statements of income that relate to equity securities for the periods indicated:

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands)
Net gains (losses) recognized during the period on equity securities	$423	$1,180	$(3,061)
Less: net gains recognized during the period on equity securities sold during the period	877	197	—
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(454)	$983	$(3,061)

Available for Sale Securities

The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at the dates indicated:

	December 31, 2024					December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$229,452	$—	$(19,792)	$—	$209,660	$230,198	$—	$(23,060)	$—	$207,138
U.S. treasury securities	628,017	—	(36,016)	—	592,001	824,597	—	(55,495)	—	769,102
Agency mortgage-backed securities	415,918	25	(37,782)	—	378,161	314,269	24	(37,246)	—	277,047
Agency collateralized mortgage obligations	31,168	1	(2,174)	—	28,995	35,713	6	(2,530)	—	33,189
State, county, and municipal securities	197	—	(3)	—	194	195	—	(5)	—	190
Pooled trust preferred securities issued by banks and insurers	1,180	—	(85)	—	1,095	1,188	—	(170)	—	1,018
Small business administration pooled securities	48,032	—	(7,194)	—	40,838	53,702	—	(7,130)	—	46,572
Total available for sale securities	$1,353,964	$26	$(103,046)	$—	$1,250,944	$1,459,862	$30	$(125,636)	$—	$1,334,256

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Excluded from the table above is accrued interest on available for sale securities of $2.9 million and $3.4 million at December 31, 2024 and 2023, respectively, which is included within other assets on the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on available for sale securities for the years ended December 31, 2024 and 2023. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at December 31, 2024 and 2023.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale for the years ended December 31, 2024 and 2023, and therefore no gains or losses were realized during the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the gross unrealized losses and fair value of the Company’s available for sale securities in an unrealized loss position as of the dates indicated. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

		December 31, 2024
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$209,660	$(19,792)	$209,660	$(19,792)
U.S. treasury securities	13	—	—	592,001	(36,016)	592,001	(36,016)
Agency mortgage-backed securities	117	127,152	(2,867)	249,098	(34,915)	376,250	(37,782)
Agency collateralized mortgage obligations	11	1,153	(4)	26,890	(2,170)	28,043	(2,174)
State, county, and municipal securities	1	194	(3)	—	—	194	(3)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,095	(85)	1,095	(85)
Small business administration pooled securities	8	—	—	40,838	(7,194)	40,838	(7,194)
Total impaired available for sale securities	160	$128,499	$(2,874)	$1,119,582	$(100,172)	$1,248,081	$(103,046)

		December 31, 2023
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agency securities	9	$—	$—	$207,138	$(23,060)	$207,138	$(23,060)
U.S. treasury securities	17	—	—	769,102	(55,495)	769,102	(55,495)
Agency mortgage-backed securities	115	1,091	(11)	273,447	(37,235)	274,538	(37,246)
Agency collateralized mortgage obligations	12	339	(2)	31,682	(2,528)	32,021	(2,530)
State, county, and municipal securities	1	190	(5)	—	—	190	(5)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,018	(170)	1,018	(170)
Small business administration pooled securities	8	—	—	46,572	(7,130)	46,572	(7,130)
Total impaired available for sale securities	163	$1,620	$(18)	$1,328,959	$(125,618)	$1,330,579	$(125,636)

The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments for the years ended December 31, 2024 and 2023. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at December 31, 2024:

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

Held to Maturity Securities

The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated:

	December 31, 2024					December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$—	$—	$—	$—	$—	$29,521	$—	$(1,113)	—	$28,408
U.S. treasury securities	100,791	—	(7,769)	—	93,022	100,712	—	(9,177)	—	91,535
Agency mortgage-backed securities	788,470	90	(62,198)	—	726,362	829,431	175	(65,878)	—	763,728
Agency collateralized mortgage obligations	422,827	—	(65,143)	—	357,684	477,517	—	(69,606)	—	407,911
Single issuer trust preferred securities issued by banks	—	—	—	—	—	1,500	—	(127)	—	1,373
Small business administration pooled securities	122,868	—	(8,135)	—	114,733	130,426	384	(6,157)	—	124,653
Total held to maturity securities	$1,434,956	$90	$(143,245)	$—	$1,291,801	$1,569,107	$559	$(152,058)	$—	$1,417,608

Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities for the years ended December 31, 2024 and 2023. Excluded from the table above is accrued interest on held to maturity securities of $3.8 million and $4.3 million at December 31, 2024 and 2023, respectively, which is included within other assets on the Consolidated Balance Sheets. Additionally, the Company did not record any write-offs of accrued interest income on held to maturity securities for the years ended December 31, 2024 and 2023. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at December 31, 2024 and 2023.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities for the years ended December 31, 2024 and 2023, and therefore no gains or losses were realized during the periods presented.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. At December 31, 2024 and 2023, all held to maturity securities held by the Company were rated investment grade or higher.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity at December 31, 2024 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$229,452	$209,660	$—	$—	$—	$—	$229,452	$209,660
U.S. treasury securities	149,764	147,143	478,253	444,858	—	—	—	—	628,017	592,001
Agency mortgage-backed securities	51	50	185,404	173,011	46,225	40,726	184,238	164,374	415,918	378,161
Agency collateralized mortgage obligations	—	—	—	—	2,508	2,314	28,660	26,681	31,168	28,995
State, county, and municipal securities	—	—	197	194	—	—	—	—	197	194
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,180	1,095	1,180	1,095
Small business administration pooled securities	—	—	—	—	—	—	48,032	40,838	48,032	40,838
Total available for sale securities	$149,815	$147,193	$893,306	$827,723	$48,733	$43,040	$262,110	$232,988	$1,353,964	$1,250,944
Held to maturity securities
U.S. Treasury securities	$—	$—	$99,798	$92,205	$993	$817	$—	$—	$100,791	$93,022
Agency mortgage-backed securities	81	80	463,524	435,908	163,379	143,000	161,486	147,374	788,470	726,362
Agency collateralized mortgage obligations	—	—	61,215	57,331	16,776	14,963	344,836	285,390	422,827	357,684
Small business administration pooled securities	—	—	—	—	6,555	6,043	116,313	108,690	122,868	114,733
Total held to maturity securities	$81	$80	$624,537	$585,444	$187,703	$164,823	$622,635	$541,454	$1,434,956	$1,291,801
Total	$149,896	$147,273	$1,517,843	$1,413,167	$236,436	$207,863	$884,745	$774,442	$2,788,920	$2,542,745

Included in the table above is $24.7 million of callable securities at December 31, 2024.

The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $2.1 billion and $1.7 billion at December 31, 2024 and 2023, respectively.

At December 31, 2024 and 2023, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

Loans Held for Investment and Allowance for Credit Losses

The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the periods indicated:

	Years Ended December 31, 2024
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$33,317	$60,074	$7,683	$3,963	$23,637	$12,797	$751	$142,222
Charge-offs	(5,897)	—	—	(696)	—	(380)	(3,374)	(10,347)
Recoveries	93	—	—	101	—	343	1,322	1,859
Provision for credit losses	287	32,461	483	814	1,601	(1,753)	2,357	36,250
Ending balance (1)	$27,800	$92,535	$8,166	$4,182	$25,238	$11,007	$1,056	$169,984

	Years Ended December 31, 2023
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$42,153	$63,205	$10,762	$2,834	$20,973	$11,504	$988	$152,419
Charge-offs	(23,564)	(7,855)	—	(484)	—	(47)	(2,832)	(34,782)
Recoveries	145	—	—	92	—	62	1,036	1,335
Provision for credit losses	14,583	4,724	(3,079)	1,521	2,664	1,278	1,559	23,250
Ending balance (1)	$33,317	$60,074	$7,683	$3,963	$23,637	$12,797	$751	$142,222

	Year Ended December 31, 2022
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$29,023	$68,865	$12,316	$3,508	$14,484	$17,986	$740	$146,922
Charge-offs	—	(62)	—	(196)	—	(122)	(2,272)	(2,652)
Recoveries	49	333	—	149	—	121	997	1,649
Initial reserve on PCD loans
Provision for credit losses	13,081	(5,931)	(1,554)	(627)	6,489	(6,481)	1,523	6,500
Ending balance (1)	$42,153	$63,205	$10,762	$2,834	$20,973	$11,504	$988	$152,419
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $55.6 million, $60.2 million, and $50.8 million at December 31, 2024, 2023, and 2022, respectively.

The balance of allowance for credit losses of $170.0 million at December 31, 2024 increased by $27.8 million, or 19.5% from the prior year driven primarily by specific reserve allocations on certain individually evaluated commercial loans.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial Portfolio
•Commercial and Industrial: Consists of revolving, non-revolving, and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment, as well as loans to finance owner-occupied commercial properties.  Collateral generally consists of accounts receivable, inventory, plant and equipment, real estate, or other business assets. The primary source of repayment is operating cash flow and, secondarily, liquidation of assets.
•Commercial Real Estate: Consists of mortgage loans to finance investment in real property such as multi-family residential, commercial/retail, office, industrial, hotels, educational and healthcare facilities, as well as other specific use properties and is inclusive of non-owner-occupied commercial properties.  Loans are typically written with amortizing payment structures.  Collateral values are determined based upon third party appraisals and evaluations.  Permissible loan to value ratios at origination are governed by Company policy and regulatory guidelines. The primary source of repayment is cash flow from operating leases and rents and, secondarily, liquidation of assets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass	$690,411	$302,384	$351,296	$243,361	$166,779	$504,804	$623,730	$1,117	$2,883,882
Special Mention	18,600	554	2,394	10,610	871	2,458	40,927	—	76,414
Substandard	16,933	4,195	5,276	27,641	139	22	21,517	—	75,723
Doubtful	—	—	—	—	—	—	11,652	—	11,652
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$725,944	$307,133	$358,966	$281,612	$167,789	$507,284	$697,826	$1,117	$3,047,671
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$5,897	$—	$5,897
Commercial real estate
Pass	$774,331	$866,492	$907,629	$1,036,174	$997,858	$1,823,148	$98,473	$241	$6,504,346
Special Mention	16,243	5,935	—	760	—	60,184	198	—	83,320
Substandard	53,532	13,017	12,967	10,145	916	5,836	—	—	96,413
Doubtful	—	53,752	—	11,660	—	7,217	—	—	72,629
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$844,106	$939,196	$920,596	$1,058,739	$998,774	$1,896,385	$98,671	$241	$6,756,708
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial construction
Pass	$288,979	$173,856	$130,245	$62,972	$—	$24,583	$32,077	$1,756	$714,468
Special Mention	—	2,316	15,622	9,078	—	—	—	—	27,016
Substandard	31,549	—	9,045	—	—	—	—	—	40,594
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$320,528	$176,172	$154,912	$72,050	$—	$24,583	$32,077	$1,756	$782,078
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Small business
Pass	$56,869	$44,676	$43,925	$32,858	$21,527	$26,457	$52,919	$1	$279,232
Special Mention	—	102	16	114	93	218	607	—	1,150
Substandard	199	259	63	1	180	329	368	—	1,399
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total small business	$57,068	$45,037	$44,004	$32,973	$21,800	$27,004	$53,894	$1	$281,781
Current-period gross write-offs	$48	$39	$35	$54	$—	$—	$520	$—	$696
Residential real estate
Pass	$197,985	$472,546	$607,105	$381,182	$173,047	$625,111	$—	$—	$2,456,976
Default	—	209	636	373	742	1,664	—	—	3,624
Total residential real estate	$197,985	$472,755	$607,741	$381,555	$173,789	$626,775	$—	$—	$2,460,600
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Pass	$14,888	$24,020	$32,577	$49,290	$45,322	$127,029	$829,688	$16,229	$1,139,043
Default	—	—	—	—	—	226	803	96	1,125
Total home equity	$14,888	$24,020	$32,577	$49,290	$45,322	$127,255	$830,491	$16,325	$1,140,168
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$241	$139	$380

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other consumer (2)
Pass	$651	$445	$151	$599	$211	$1,158	$36,157	$—	$39,372
Default	—	—	—	—	—	—	—	—	—
Total other consumer	$651	$445	$151	$599	$211	$1,158	$36,157	$—	$39,372
Current-period gross write-offs	$3,339	$—	$—	$—	$—	$19	$16	$—	$3,374
Total	$2,161,170	$1,964,758	$2,118,947	$1,876,818	$1,407,685	$3,210,444	$1,749,116	$19,440	$14,508,378
Total current-period gross write-offs	$3,387	$39	$35	$54	$—	$19	$6,674	$139	$10,347

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass	$495,341	$416,975	$291,956	$205,587	$130,524	$478,736	$695,539	$90	$2,714,748
Special Mention	10,101	12,998	30,718	10,427	1,746	62,394	28,218	—	156,602
Substandard	8,644	1,329	902	3,751	2,626	4,493	32,728	—	54,473
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$514,086	$431,302	$323,576	$219,765	$134,896	$545,623	$756,485	$90	$2,925,823
Current-period gross write-offs	$—	$91	$—	$—	$—	$34	$23,439	$—	$23,564
Commercial real estate
Pass	$951,249	$945,049	$1,095,168	$1,135,865	$507,403	$1,710,045	$76,759	$3,359	$6,424,897
Special Mention	56,424	25,180	21,365	12,199	135	56,253	—	—	171,556
Substandard	30,525	18,321	22,844	916	6,172	12,090	—	—	90,868
Doubtful	—	—	—	—	8,350	—	—	—	8,350
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$1,038,198	$988,550	$1,139,377	$1,148,980	$522,060	$1,778,388	$76,759	$3,359	$6,695,671
Current-period gross write-offs	$—	$5,072	$—	$—	$2,783	$—	$—	$—	$7,855
Commercial construction
Pass	$180,045	$381,352	$127,431	$44,953	$23,823	$1,561	$17,503	$—	$776,668
Special Mention	12,106	—	5,292	—	—	—	—	—	17,398
Substandard	10,955	26,146	18,419	—	—	—	—	—	55,520
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$203,106	$407,498	$151,142	$44,953	$23,823	$1,561	$17,503	$—	$849,586
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Small business
Pass	$50,734	$51,157	$39,435	$25,643	$12,944	$22,412	$46,130	$—	$248,455
Special Mention	—	—	—	154	—	184	314	—	652
Substandard	530	282	90	475	—	669	803	—	2,849
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total small business	$51,264	$51,439	$39,525	$26,272	$12,944	$23,265	$47,247	$—	$251,956
Current-period gross write-offs	$—	$—	$54	$40	$—	$—	$390	$—	$484
Residential real estate
Pass	$505,517	$638,223	$405,386	$184,833	$88,473	$598,562	$—	$—	$2,420,994
Default	—	—	—	—	854	2,906	—	—	3,760
Total residential real estate	$505,517	$638,223	$405,386	$184,833	$89,327	$601,468	$—	$—	$2,424,754
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Home equity
Pass	$28,903	$38,401	$54,944	$49,803	$29,103	$121,286	$770,074	$4,583	$1,097,097
Default	—	—	—	—	—	63	324	142	529
Total home equity	$28,903	$38,401	$54,944	$49,803	$29,103	$121,349	$770,398	$4,725	$1,097,626
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$47	$—	$47
Other consumer (2)
Pass	$639	$263	$1,178	$706	$256	$1,835	$27,769	$—	$32,646
Default	—	—	—	—	1	—	7	—	8
Total other consumer	$639	$263	$1,178	$706	$257	$1,835	$27,776	$—	$32,654
Current-period gross write-offs	$2,766	$—	$—	$—	$—	$49	$17	$—	$2,832
Total	$2,341,713	$2,555,676	$2,115,128	$1,675,312	$812,410	$3,073,489	$1,696,168	$8,174	$14,278,070
Total current-period gross write-offs	$2,766	$5,163	$54	$40	$2,783	$83	$23,893	$—	$34,782
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

	December 31 2024	December 31 2023
Residential portfolio
FICO score (re-scored)(1)	755	754
LTV (re-valued)(2)	57.9%	59.8%
Home equity portfolio
FICO score (re-scored)(1)	769	770
LTV (re-valued)(2)(3)	43.9%	43.3%
(1)The average FICO scores at December 31, 2024 are based upon rescores from December 2024, as available for previously originated loans, or origination score data for loans booked in December 2024.  The average FICO scores at December 31, 2023 were based upon rescores from December 2023, as available for previously originated loans, or origination score data for loans booked in December 2023.
(2)The combined LTV ratios for December 31, 2024 are based upon updated automated valuations as of November 2024, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2023 were based upon updated automated valuations as of November 2023, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

Unfunded Commitments

Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At December 31, 2024 and 2023, the Company’s estimated reserve for unfunded commitments amounted to $1.4 million and $1.5 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows information regarding nonaccrual loans at the dates indicated:

	Nonaccrual Balances
	December 31, 2024			December 31, 2023
	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total
	(Dollars in thousands)
Commercial and industrial	$2,500	$11,652	$14,152	$26,507	$298	$26,805
Commercial real estate	67,126	7,217	74,343	5,294	11,041	16,335
Small business	302	—	302	394	4	398
Residential real estate	10,243	—	10,243	7,634	—	7,634
Home equity	2,479	—	2,479	3,171	—	3,171
Other consumer	10	—	10	40	—	40
Total nonaccrual loans	$82,660	$18,869	$101,529	$43,040	$11,343	$54,383
(1)Nonaccrual balances reported above without an allowance for credit losses are attributable to loans evaluated on an individual basis where it was determined that there was no risk of loss due to sufficient underlying collateral values.

It is the Company’s policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans for the years ended December 31, 2024, 2023, and 2022, except for instances where nonaccrual loans were paid off in excess of the recorded book balance. Total accrued interest reversed against interest income amounted to $676,000, $1.0 million, and $1.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$110
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,301	$1,697

The following tables show the age analysis of past due financing receivables at the dates indicated:

	December 31, 2024
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)

Commercial and industrial	120	$5,807	1	$5	5	$13,843	126	$19,655	$3,028,016	$3,047,671
Commercial real estate	3	33,087	—	—	3	20,458	6	53,545	6,703,163	6,756,708
Commercial construction	—	—	—	—	—	—	—	—	782,078	782,078
Small business	6	830	4	24	3	29	13	883	280,898	281,781
Residential real estate	27	6,310	9	1,401	10	2,224	46	9,935	2,450,665	2,460,600
Home equity	9	1,046	11	764	10	1,126	30	2,936	1,137,232	1,140,168
Other consumer (1)	596	441	3	7	6	6	605	454	38,918	39,372
Total	761	$47,521	28	$2,201	37	$37,686	826	$87,408	$14,420,970	$14,508,378

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2023
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)

Commercial and industrial	7	$785	1	$17,538	2	$673	10	$18,996	$2,906,827	$2,925,823
Commercial real estate	7	14,287	2	8,419	3	7,279	12	29,985	6,665,686	6,695,671
Commercial construction	—	—	—	—	—	—	—	—	849,586	849,586
Small business	6	400	1	20	6	243	13	663	251,293	251,956
Residential real estate	24	6,216	7	2,187	13	1,573	44	9,976	2,414,778	2,424,754
Home equity	23	1,640	4	1,238	10	529	37	3,407	1,094,219	1,097,626
Other consumer (1)	413	288	14	31	6	8	433	327	32,327	32,654
Total	480	$23,616	29	$29,433	40	$10,305	549	$63,354	$14,214,716	$14,278,070
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
(2)The amount of net unamortized deferred fees/costs on originated loans included in the ending balance was $6.1 million and $6.4 million at December 31, 2024, and December 31, 2023, respectively. Net unamortized discounts on acquired loans included in the ending balance was $8.1 million and $8.6 million at December 31, 2024 and 2023, respectively.

Loan Modifications

The following tables present the period end amortized cost basis of loans modified to borrowers experiencing financial difficulty during the periods indicated, disaggregated by class of financing receivable, type of modification granted and the financial effect of the modifications:

	Year Ended December 31, 2024
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$12,983	0.43%	Added a weighted-average contractual term of 2.4 years to the life of the loans
Commercial real estate	26,749	0.40%	Added a weighted-average contractual term of 2 years to the life of the loans
Commercial construction	818	0.10%	Added a weighted-average contractual term of 6 months to the life of one loan
Residential real estate	764	0.03%	Added a weighted-average contractual term of 7.9 years to the life of the loans
Total	$41,314

Interest Rate Reduction
Small business	$36	0.01%	Reduced contractual rate on one loan from 11.00% to 8.20%
Home equity	63	0.01%	Reduced contractual rate on one loan from 7.99% to 7.00%
Total	$99
Other Than Insignificant Payment Delay
Commercial and industrial	$11,604	0.38%	Modification was made with minimal financial effect
Commercial construction	10,672	1.4%	Modification was made with minimal financial effect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total	$22,276

Combination - Term Extension and Interest Rate Reduction
Commercial and industrial	$168	0.01%	Added a weighted-average contractual term of 4.1 years to the life of the loans and reduced the weighted-average interest rate by 6.08%
Small business	26	0.01%	Extended the contractual term on one loan by 2.5 years and reduced the interest rate from 10.25% to 6.50%
Residential real estate	397	0.02%	Extended the contractual term on one loan by 6.1 years and reduced the interest rate from 7.75% to 6.30%
Home equity	69	0.01%	Extended the contractual term on one loan by 8.1 years and reduced the interest rate from 10.00% to 6.80%
Total	$660

Combination - Term Extension and Other Than Insignificant Payment Delay
Commercial real estate	25,929	0.38%	The financial effects of term extensions are included in term extension table above, while the payment delay modifications had minimal financial effect
Total	$25,929
Total Outstanding Modified	$90,278

	Year Ended December 31, 2023
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$11,010	0.38%	Added a weighted-average contractual term of 3 months to the life of the loans
Commercial real estate	17,530	0.26%	Added a weighted-average contractual term of 3.0 years to the life of the loans
Small business	208	0.08%	Added a weighted-average contractual term of 4.7 years to the life of the loans
Total	$28,748
Combination - Term Extension and Interest Rate Reduction
Commercial and industrial	$85	—%	Reduced the contractual interest rate on one loan from 10.00% to 7.00%; the financial effect of term extensions is included in term extension table shown above
Small business	$38	0.02%	Reduced the contractual interest rate on one loan from 10.00% to 6.50%; the financial effect of term extensions is included in term extension table shown above
Total	$123

Combination - Term Extension and Other Than Insignificant Payment Delay
Commercial and industrial	$8,370	0.29%	The financial effects of term extensions are included in term extension table above, while the payment delay modifications had minimal financial effect
Total	$8,370

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total Outstanding Modified	$37,241

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables depict the amortized cost and payment status of loans that were modified during the previous twelve months as of the periods indicated:

	December 31, 2024
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due	Total
	(Dollars in thousands)
Loan Type
Commercial and industrial	$24,755	$—	$—	$24,755
Commercial real estate	41,018	—	11,660	52,678
Commercial construction	11,490	—	—	11,490
Small business	62	—	—	62
Residential real estate	1,161	—	—	1,161
Home equity	132	—	—	132
Total	$78,618	$—	$11,660	$90,278

	December 31, 2023
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due	Total
	(Dollars in thousands)
Loan Type
Commercial and industrial	$19,091	$—	$375	$19,466
Commercial real estate	17,393	—	136	17,529
Small business	246	—	—	246
Total	$36,730	$—	$511	$37,241

The Company considers a loan to have defaulted when it reaches 90 days past due. During the twelve months ended December 31, 2024, there was one $11.7 million commercial real estate loan modified to a borrower experiencing financial difficulty that subsequently defaulted. The table below shows the amortized cost basis of financing receivables modified during the twelve months ended December 31, 2023 that subsequently defaulted:

	Term Extension	Combination - Term Extension and Other Than Insignificant Payment Delay	Total
Commercial and industrial	$374	$6,505	$6,879
Commercial real estate	136	—	136
Total	$510	$6,505	$7,015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2024, the Company had $8.6 million in additional commitments to lend to borrowers experiencing financial difficulty whose loans were modified and included in the above tables for the year then ended, largely attributable to one borrower. There were no such additional commitments at December 31, 2023.

Loan modifications to borrowers experiencing financial difficulty are evaluated on a collective basis with loans sharing similar risk characteristics in accordance with the CECL methodology.

The following table shows the TDRs which occurred for the period indicated and the change in the recorded investment subsequent to the modifications occurring:

	Year Ended December 31, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial and industrial	4	$3,466	$3,465
Commercial real estate	1	7,850	7,850
Total	5	$11,316	$11,315

All loans included in the post-modification balance of $11.3 million shown in the table above were comprised of maturity extension modifications.

During the twelve months ended December 31, 2022 there were no loans modified that subsequently defaulted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, were as follows:

	2024	2023	Estimated Useful Life
	(Dollars in thousands)		(In years)
Cost
Land	$52,831	$52,844	n/a
Bank premises	104,899	99,973	5-40
Leasehold improvements	55,243	50,682	1-15
Furniture and equipment	112,600	102,251	1-10
Leased equipment	32,654	32,654	5
Total cost	358,227	338,404
Accumulated depreciation	(164,907)	(145,355)
Net bank premises and equipment	$193,320	$193,049

Depreciation expense related to bank premises and equipment was $19.9 million, $18.9 million, and $18.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is primarily reflected in occupancy and equipment expenses.

Leased equipment held by the Company totaled $32.7 million at both December 31, 2024 and 2023. The leased equipment is subject to a master lease agreement entered into during 2021 with a third-party lessee and the Company assumes the role of lessor in the transaction, which is deemed an operating lease for accounting purposes. The Company recognized rental income of $6.4 million for the years ended December 31, 2024 and 2023, respectively, and $6.1 million for the year ended December 31, 2022.

NOTE 5 GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the carrying value of goodwill and other intangible assets, net of accumulated amortization, at December 31:

	2024	2023
	(Dollars in thousands)
Balances not subject to amortization
Goodwill	$985,072	$985,072
Balances subject to amortization
Core deposit intangibles	10,689	15,237
Other intangible assets	1,595	2,953
Total other intangible assets	12,284	18,190
Total goodwill and other intangible assets	$997,356	$1,003,262

There were no changes in the carrying value of the Company’s goodwill during the years ended December 31, 2024 and 2023, and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount and accumulated amortization of other intangible assets were as follows at the dates indicated:

	December 31
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposit intangibles	$44,160	$(33,471)	$10,689	$46,770	$(31,533)	$15,237
Other intangible assets	6,100	(4,505)	1,595	6,100	(3,147)	2,953
Total	$50,260	$(37,976)	$12,284	$52,870	$(34,680)	$18,190

The following table sets forth the estimated annual amortization expense of intangible assets for each of the next five years:

Year	Amount
(Dollars in thousands)
2025	$4,716
2026	$2,820
2027	$2,077
2028	$1,377
2029	$710

The original weighted average amortization period for intangible assets is 9.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 DEPOSITS

The following is a summary of the scheduled maturities of time deposits at December 31:

	2024		2023
	(Dollars in thousands)
1 year or less	$2,680,063	97.5%	$2,056,543	94.3%
Over 1 year to 2 years	43,773	1.6%	97,055	4.4%
Over 2 years to 3 years	11,576	0.4%	15,594	0.7%
Over 3 years to 4 years	4,215	0.2%	8,585	0.4%
Over 4 years to 5 years	7,719	0.3%	3,702	0.2%
Total (1)	$2,747,346	100.0%	$2,181,479	100.0%
(1)The total amount of time deposit accounts with balances equal to or greater than $250,000 at December 31, 2024 and 2023 was $774.9 million and $571.2 million, respectively.

At December 31, 2024 and 2023, the Company had a balance of $4.7 million and $2.1 million, respectively in demand deposit overdrafts. Overdrafts are included in other consumer loans in the Consolidated Balance Sheets.

The Company had pledged assets as collateral covering certain deposits in the amount of $1.1 billion and $900.2 million at December 31, 2024 and 2023, respectively.

The Bank’s deposit accounts are insured to the maximum extent permitted by law by the DIF which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000.

NOTE 7 BORROWINGS

Federal Home Loan Bank Borrowings

The Company utilized FHLB advances for certain short-term and long-term borrowing needs, as deemed necessary. To manage the interest rate risk of these advances, the Company may enter into interest rate swap agreements which effectively fixes the rate of the borrowings. The table below shows the outstanding borrowings as well as the contractual rates and effective rates, net of any swap impact, at the dates indicated:

	December 31, 2024			December 31, 2023
	Total Outstanding	Weighted Average Contractual Rate	Effective Rate, Net of Swap Impact	Total Outstanding	Weighted Average Contractual Rate	Effective Rate, Net of Swap Impact
	(Dollars in thousands)
Overnight Borrowings	$38,000	4.53%	n/a	$705,000	5.54%	n/a
1-Month Term	400,000	4.63%	3.74%	400,000	5.50%	3.83%
Stated Maturity 2025	200,000	4.81%	n/a	—	—%	n/a
Amortizing	514	1.40%	n/a	541	1.40%	n/a
Total	$638,514			$1,105,541

At December 31, 2024 and 2023, the Company had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program. The Company’s FHLB advances are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the FHLB, residential mortgages, and by certain commercial real estate loans held in the Bank’s portfolio. The carrying value of loans and securities pledged as collateral for these borrowings totaled $3.8 billion and $3.9 billion at December 31, 2024 and 2023, respectively, resulting in total borrowing capacity with the FHLB of $2.6 billion and $2.7 billion, of which $2.0 billion and $1.6 billion remained available as of December 31, 2024, and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt

The following table summarizes long-term debt, net of debt issuances costs, at the dates indicated:

	December 31
	2024	2023
	(Dollars in thousands)
Junior subordinated debentures
Capital Trust V	$51,519	$51,517
Central Trust I	5,258	5,258
Central Trust II	6,083	6,083
Subordinated debentures	—	49,980
Total long-term debt	$62,860	$112,838

The interest expense on long-term debt was $5.0 million, $6.8 million, and $4.6 million at years ended December 31, 2024, 2023, and 2022, respectively.

Junior Subordinated Debentures: The junior subordinated debentures are issued to various trust subsidiaries of the Company. These trusts were formed for the purpose of issuing trust preferred securities, which were then sold in a private placement offering. The proceeds from the sale of the securities and the issuance of common stock by these trusts were invested in these Junior Subordinated Debentures issued by the Company. These trust preferred securities bear interest at a rate of three-month SOFR plus the London Interbank Offered Rate (“LIBOR”) credit spread (combined 4.62% at December 31, 2024), plus an applicable credit spread.

Information relating to these trust preferred securities at December 31, 2024 is as follows:

Trust	Principal Amount	Maturity Date	Credit Spread	All-in Rate
	(Dollars in thousands)
Capital Trust V	$50,000	3/15/2037	1.48%	6.10%
Central Trust I (1)	$5,100	9/16/2034	2.44%	7.06%
Central Trust II (1)	$5,900	3/15/2037	1.65%	6.27%
(1)These securities noted above are callable quarterly until maturity.

Subordinated Debentures: On March 14, 2019 the Company issued subordinated debentures with an aggregate principal amount of $50.0 million in a private placement transaction to institutional accredited investors. These subordinated debentures were fully redeemed during the first quarter of 2024.

At December 31, 2024, the Company held no long-term debt scheduled to mature within the next 5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 STOCK BASED COMPENSATION

The Company’s stock based plans include the 2018 Non-Employee Director Stock Plan (the “2018 Plan”) and the 2023 Omnibus Incentive Plan (the “2023 Plan”), which have been approved by the Company’s Board of Directors and shareholders. Shares from the 2018 Plan may be awarded in the form of stock options or restricted stock, and shares from the 2023 Plan may be awarded in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, or other stock-based awards from its pool of authorized but unissued shares. Upon adoption of the 2023 Plan on May 18, 2023, the Second Amended and Restated 2005 Employee Stock Plan (the “2005 Plan”) was terminated in its entirety and the Company no longer grants awards under the 2005 Plan. However, awards outstanding under the 2005 Plan will continue to remain outstanding in accordance with their terms.

The following table presents the amount of cumulatively granted stock option awards and restricted stock awards, net of forfeitures and expirations, granted through December 31, 2024:

	Authorized Awards	Cumulatively Granted, Net of Forfeitures and Expirations		Total	Authorized but Unissued
		Stock Option Awards	Restricted Stock Awards
2005 Plan	1,650,000	387,258	1,044,533	1,431,791	n/a
2018 Plan	300,000	—	62,107	62,107	237,893
2023 Plan	1,126,886	—	153,236	153,236	973,650

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized for the periods presented:

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands)
Stock based compensation expense
Restricted stock awards (1)	$5,923	$5,777	$3,791
Directors’ fee expense (2)
Restricted stock awards	600	600	673
Total stock based award expense	$6,523	$6,377	$4,464
Related tax benefits recognized in earnings	$1,834	$1,793	$1,255
(1)Inclusive of compensation expense associated with time-vested and performance-based restricted stock awards.
(2)Expense related to awards issued to directors is recognized as directors’ fees within other noninterest expense.

The Company has standard form agreements used for stock option and restricted stock awards. The standard form agreements used for the Chief Executive Officer and all other Executive Officers have previously been disclosed in Securities and Exchange Commission filings and generally provide that: (1) any unvested options or unvested restricted stock vest upon a Change of Control; and, that (2) any stock options which vest pursuant to a Change of Control, which is an event described in Section 280G of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), will be cashed out at the difference between the acquisition price and the exercise price of the stock option.

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

For the years ended December 31, 2024, 2023 and 2022, there were no awards granted by the Company of nonqualified options to purchase shares of common stock.

Under all of the Company’s stock based plans, the option exercise price is based upon the average of the high and low trading value of the stock on the date of grant. Stock option awards granted to date under all plans expire at various dates through 2028.

The following table presents relevant information relating to the Company’s stock options for the periods presented:

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands, except per share data)
Fair value of stock options vested based on grant date fair value	$—	$—	$—
Intrinsic value of stock options exercised	$43	$139	$—
Cash received from stock option exercises	$80	$257	$—
Tax benefit realized on stock option exercises	$12	$39	$—

The following table presents a summary of stock option award activity for the year ended December 31, 2024:

	Outstanding
	Stock Option Awards		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
	(Dollars in thousands, except per share data)
Balance at January 1, 2024	13,334		$64.94
Granted	—		—
Exercised	(1,667)		48.10
Balance of options outstanding, vested and exercisable at December 31, 2024	11,667	(2)	$67.35	2.68 years	$27
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2024 of $64.57, which would have been received by in-the-money option holders had they all exercised their options as of that date.
(2)Represents vested stock options outstanding to Directors.

At December 31, 2024, all outstanding stock option awards are vested and there is no unrecognized compensation expense related to those options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

The Company grants both time-vested restricted stock awards as well as performance-based restricted stock awards. The fair value of the restricted stock awards is based upon the average of the high and low prices at which the Company’s common stock traded on the date of grant. The holders of time-vested restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The holders of performance-based restricted stock awards do not participate in the rewards of stock ownership of the Company until vested. The holders of all restricted stock awards are not required to pay any consideration to the Company for the awards.

During the years ended December 31, 2024, 2023, and 2022 the Company made the following restricted stock award grants:

	Shares Granted	Plan	Fair Value	Vesting Period
Time-vested
2024
2/22/2024	106,200	2023	$52.73	Ratably over 3 years from grant date
4/15/2024	1,650	2023	$48.49	Ratably over 3 years from grant date
5/21/2024	11,340	2018	$52.94	Immediately upon grant date
8/15/2024	3,703	2023	$59.42	Ratably over 3 years from grant date
10/15/2024	1,120	2023	$62.32	Ratably over 3 years from grant date
12/15/2024	1,060	2023	$70.89	Ratably over 3 years from grant date

2023
2/16/2023	77,525	2005	$80.65	Ratably over 3 years from grant date
2/16/2023	12,309	2005	$80.65	Ratably over 5 years, on each anniversary of February 6, 2023 start date
5/15/2023	1,080	2005	$46.21	Ratably over 3 years from grant date
5/23/2023	12,410	2018	$48.35	Immediately upon grant date
5/30/2023	890	2023	$45.09	Ratably over 3 years from grant date
9/15/2023	5,270	2023	$51.44	Ratably over 5 years from grant date
9/15/2023	3,020	2023	$51.44	Ratably over 3 years from grant date
12/15/2023	460	2023	$66.24	Ratably over 3 years from grant date

2022
2/17/2022	52,100	2005	$84.70	Ratably over 5 years from grant date
5/24/2022	8,099	2018	$80.39	Immediately upon grant date
9/15/2022	646	2005	$77.44	Ratably over 5 years from grant date

Performance-based
2/22/2024	41,200	2023	$52.73	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2027.
2/16/2023	32,200	2005	$80.65	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2026.
2/17/2022	20,700	2005	$84.70	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of restricted stock awards that vested during the periods presented:

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands)
Fair value of restricted stock awards upon vesting	$4,158	$5,003	$5,148

The following table presents a summary of restricted stock award activity for the year ended December 31, 2024:

	Outstanding Restricted Stock Awards	Weighted Average Grant Price ($)

Balance at January 1, 2024	217,207	$79.65
Granted	166,273	53.03
Vested/released	(78,563)	75.48
Forfeited (1)	(27,625)	69.44
Balance at December 31, 2024	277,292	$65.88
Unrecognized compensation cost (in thousands)			$9,624
Weighted average remaining recognition period (years)			1.94 years
(1)Forfeited amounts are inclusive of 2,968 performance-based shares that were not vested based on performance objective criteria results, and 2,871 performance-based shares that were cancelled based on the departure of certain executives of the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect information about the Company’s derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

December 31, 2024
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	1.58	4.56%	3.67%	$2,724

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	750,000	1.77	4.57%	2.78%	(21,205)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	150,000	1.94	4.70%	3.94% - 2.33%	(1,529)

Total	$1,300,000				$(20,010)

December 31, 2023
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	2.58	5.34%	3.67%	$1,901

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	850,000	2.50	5.36%	2.72%	(27,350)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	350,000	1.48	5.45%	3.09% - 2.12%	(4,714)

Total	$1,600,000				$(30,163)

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.2 years.

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $1.7 million (pre-tax) to be reclassified as an increase to net interest income and $10.3 million (pre-tax) to be reclassified as a decrease to net interest income, from other comprehensive income related to the Company’s cash flow hedges in the twelve months following December 31, 2024.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at December 31, 2024.

The Company had no fair value hedges for the years ended December 31, 2024 and 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect the Company’s customer related derivative positions at the dates indicated below for those derivatives not designated as hedging:

	Number of Positions (1)	Notional Amount Maturing
		Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2024
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	276	$261,222	$225,043	$252,911	$208,762	$869,095	$1,817,033	$(92,913)
Pay fixed, receive variable	276	261,222	225,043	252,911	208,762	869,095	1,817,033	92,875
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	34	112,156	12,120	—	—	—	124,276	(5,363)
Buys U.S. currency, sells foreign currency	34	112,156	12,120	—	—	—	124,276	5,424
Risk participation agreements
Participation out	18	23,672	—	27,140	21,256	91,053	163,121	56
Participation in	12	—	13,016	22,904	15,334	—	51,254	(12)

	Number of Positions (1)	Notional Amount Maturing
		Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2023
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	281	$80,682	$252,260	$223,928	$230,513	$997,108	$1,784,491	$(88,415)
Pay fixed, receive variable	281	80,682	252,260	223,928	230,513	997,108	1,784,491	88,280
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	22	65,586	12,957	—	—	—	78,543	2,197
Buys U.S. currency, sells foreign currency	22	65,586	12,957	—	—	—	78,543	(2,160)
Risk participation agreements
Participation out	17	—	24,193	—	13,119	114,027	151,339	200
Participation in	8	—	—	13,016	18,989	15,725	47,730	(44)
(1)     The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives

The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the Consolidated Balance Sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company’s fair value election. The fair value of loans held for sale decreased by $20,000, increased by $97,000 and decreased by $452,000 for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.

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

The aggregate amount of net realized gains on sales of mortgage loans included within mortgage banking income was $4.1 million, $1.0 million and $562,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	December 31, 2024		December 31, 2023		December 31, 2024		December 31, 2023
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$2,724	(3)	$1,927	(3)	$22,734	(4)	$32,090	(4)
Derivatives not designated as hedges
Customer Related Positions:
Loan level derivatives	95,606	(3)	99,416	(3)	95,644	(4)	99,551	(4)
Foreign exchange contracts	5,424		2,220		5,363		2,183
Risk participation agreements	56		200		12		44
Mortgage Derivatives
Interest rate lock commitments	77		168		2		—
Forward sale loan commitments	13		17		—		—
Forward sale hedge commitments	58		—		—		—
Total derivatives not designated as hedges	101,234		102,021		101,021		101,778
Total	103,958		103,948		123,755		133,868

Netting Adjustments (5)	(46,664)		(48,253)		21,078		25,360
Net Derivatives on the Balance Sheet	57,294		55,695		102,677		108,508

Financial instruments (6)	2,894		12,018		2,894		12,018
Cash collateral pledged (received)	(33,283)		(17,076)		—		—
Net Derivative Amounts	$21,117		$26,601		$99,783		$96,490

(1)All asset derivatives are located in other assets on the balance sheet.
(2)All liability derivatives are located in other liabilities on the balance sheet.
(3)Approximately $195,000 and $2.2 million of accrued interest receivable is included in the fair value of interest rate and loan level derivative assets, respectively, at December 31, 2024, in comparison to accrued interest receivable of approximately $316,000 and $3.0 million, respectively at December 31, 2023.
(4)Approximately $825,000 and $2.2 million of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities, respectively, at December 31, 2024, in comparison to accrued interest payable of approximately $1.9 million and $3.0 million, respectively, at December 31, 2023.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivatives (effective portion), net of tax	$6,713	$16,055	$(50,767)
(Loss) gain reclassified from OCI into interest income or interest expense (effective portion)	$(19,372)	$(27,414)	$5,054
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$231	$517	$260
Other expenses	(212)	(679)	(268)
Changes in fair value of mortgage derivatives
Mortgage banking income	(38)	112	(679)
Total	$(19)	$(50)	$(687)

The Company’s derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. All derivative instruments with credit-risk related contingent features were in a net asset position at December 31, 2024 and December 31, 2023.

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company’s exposure relating to institutional counterparties was $97.0 million and $95.8 million at December 31, 2024 and 2023, respectively. The Company’s exposure relating to customer counterparties was approximately $1.4 million and $5.6 million at December 31, 2024 and 2023, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10 INCOME TAXES

The provision for income taxes is comprised of the following components:

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands)
Current expense
Federal	$47,830	$51,771	$60,216
State	17,816	21,123	24,979
Total current expense	65,646	72,894	85,195
Deferred expense (benefit)
Federal	(7,671)	1,336	(970)
State	(2,929)	1,402	(284)
Total deferred expense (benefit)	(10,600)	2,738	(1,254)
Total expense	$55,046	$75,632	$83,941

The difference between the statutory federal income tax rate and the effective income tax rate reported for the last three years is detailed below:

	Years Ended December 31
	2024		2023		2022
	(Dollars in thousands)
Computed statutory federal income tax provision	$51,897	21.00%	$66,178	21.00%	$73,028	21.00%
State taxes, net of federal tax benefit	12,143	4.91%	17,992	5.71%	19,728	5.67%
Low Income Housing Project Investments	(4,496)	(1.82)%	(3,740)	(1.19)%	(3,364)	(0.97)%
Nontaxable interest, net	(3,653)	(1.48)%	(3,508)	(1.11)%	(3,191)	(0.92)%
Increase in cash surrender value of life insurance	(1,794)	(0.73)%	(2,133)	(0.68)%	(1,885)	(0.54)%
Increase (decrease) in uncertain positions	(1,215)	(0.49)%	(655)	(0.21)%	(1,035)	(0.30)%
Revaluation of net deferred tax assets	(29)	(0.01)%	255	0.08%	—	—%
Stock-based compensation	165	0.07%	(127)	(0.04)%	(202)	(0.06)%
Change in valuation allowance	65	0.03%	109	0.03%	52	0.01%
Other tax credits	—	—%	(76)	(0.02)%	—	—%
Other, net	1,963	0.79%	1,337	0.43%	810	0.25%
Total expense	$55,046	22.27%	$75,632	24.00%	$83,941	24.14%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax-effected components of the net deferred tax asset at December 31 of the years presented were as follows:

	2024	2023
	(Dollars in thousands)
Deferred tax assets
Accrued expenses not deducted for tax purposes	$17,720	$14,646
Allowance for credit losses	46,372	38,774
Derivatives fair value adjustment	5,304	7,825
Employee and director equity compensation	1,930	1,660
Foreign Tax Credit Carryforward	89	89
Loan basis difference fair value adjustment	1,612	1,811
Net operating loss carry-forward	627	633
Net unrealized loss on securities available for sale	23,795	29,536
Operating lease liability	15,471	15,387
State purchased credits	21,448	—
Other	621	587
Gross deferred tax assets	$134,989	$110,948
Valuation allowance (1)	(531)	(467)
Total deferred tax assets net of valuation allowance	$134,458	$110,481
Deferred tax liabilities
Core deposit and other intangibles	$1,453	$2,865
Deferred loan fees, net	8,080	8,160
Fixed assets	14,747	16,606
Goodwill	11,476	11,291
Prepaid pension	7,260	3,482
Right of use asset	14,921	14,781
Other	1,868	1,884
Gross deferred tax liabilities	$59,805	$59,069
Total net deferred tax asset	$74,653	$51,412
(1)Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertainty in Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states.  The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2021 through 2023 tax years including any related income tax filings from its recent acquisitions.  The Company believes that its income tax returns have been filed based upon applicable statutes, regulations and case law in effect at the time of filing, however, the Internal Revenue Service (“IRS”) and /or state jurisdictions could disagree with the Company’s interpretation upon examination. The Company accounts for uncertainties in income taxes by providing a tax reserve for certain positions. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Dollars in thousands)
Balance at December 31, 2021	$2,878
Reduction of tax positions for prior years	(1,047)
Increase for prior year tax positions	128
Increase for current year tax positions	761
Balance at December 31, 2022	$2,720
Reduction of tax positions for prior years	(959)
Balance at December 31, 2023	$1,761
Reduction of tax positions for prior years	(999)
Balance at December 31, 2024	$762

Increases to the Company’s unrealized tax positions occur as a result of accruing for any unrecognized tax benefit, as well as the accrual of interest and penalties related to prior year positions. Decreases in the Company’s unrealized tax positions occur as a result of the statute of limitation lapsing on prior year positions and/or settlements relating to outstanding positions. Additionally, the balances noted in the table above do not include the indirect federal benefit of state tax positions of approximately $160,000, $343,000, and $544,000 at December 31, 2024, 2023, and 2022, respectively.

The following table summarizes the changes in accrued interest and penalties related to uncertain tax positions for the periods presented:

	As of December 31
	2024	2023	2022
	(Dollars in thousands)
Beginning Balance	$689	$585	$920
Expense (benefit) recognized in provision for income taxes	(306)	104	(335)
Ending Balance	$383	$689	$585

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 LOW INCOME HOUSING PROJECT INVESTMENTS

The Company has invested in low income housing projects that generate Low Income Housing Tax Credits (“LIHTC”) which provide the Company with tax credits and operating loss tax benefits over a minimum of 15 years. None of the original investment is expected to be repaid.

The following table presents certain information related to the Company’s investments in low income housing projects as of December 31 of the years presented:

	2024	2023	2022
	(Dollars in thousands)
Original investment value	$275,085	$229,015	$197,124
Current recorded investment	184,373	156,984	139,454
Unfunded liability obligation	71,748	58,731	57,913
Tax credits and benefits earned during the year	23,185	18,101	17,011
Amortization of investments during the year	18,676	14,360	13,647
Net income tax benefit recognized during the year	4,509	3,740	3,364

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

In conjunction with the acquisition of Peoples Federal Bancshares, Inc., the parent of Peoples Federal Savings Bank (“Peoples”) in 2015, the Company acquired the Peoples Federal Defined Benefit Pension Plan (“Peoples Plan”). The Peoples Plan was frozen at the date of acquisition and maintained in the same manner as the Pension Plan. The Peoples Plan was also administered by Pentegra Retirement Services under the same Fund as the Pension Plan. Effective July 1, 2024, the Company withdrew The Peoples Bank from the Pension Plan and adopted The Peoples Bank Defined Benefit Pension Plan (“the Peoples DBP Plan”) as a qualified successor plan, which was fully funded. Subsequent to year end, the Company’s Board of Directors voted to terminate the Peoples DBP Plan. Pursuant to the Peoples DBP Plan’s pending termination, all obligations due under the terms of the Peoples DBP Plan will be satisfied during the year ending December 31, 2025.

The Company’s participation in the Pension Plan and the Peoples Plan (the “Pension Plans”) for the annual period ended December 31, 2024, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The funding status of the Pension Plans is determined on the basis of the financial statements provided by the Fund using total plan assets and accumulated benefit obligation. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Expiration Date of Collective-Bargaining Agreement” column lists the expiration dates of any collective-bargaining agreement(s) to which the Pension Plans are subject. Financial information for the Fund is made available through the public Form 5500 which is available by April 15th of the year following the plan year end.

		Funding Status of Pension Plan		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	Minimum Contributions Required for Future Periods
	EIN/Pension Plan Number	2024	2023
Pentegra defined benefit plan for financial institutions	13-5645888/333	At least 80 percent	At least 80 percent	No	No	N/A	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contributions to the Fund are based on each individual employer’s experience. The Company bears the market risk relating to the Pension Plan and will continue to fund the Pension Plan as required. The Pension Plan year is July 1 through June 30. The Company’s total contributions to the Pension Plan did not represent more than 5% of the total contributions to the Pension Plan as indicated in the Pension Plan’s most recently available annual report dated June 30, 2024. The comparability of employer contributions is impacted by asset performance, discount rates and the reduction in the number of covered employees year over year.

The Company’s contributions to the Pension Plans were as follows for the periods indicated:

		Required Contributions - Plan Year Allocation
	Contribution	2024-2025	2023-2024	2022-2023
	(Dollars in thousands)
2024	$663	$369	$294	$—
2023	$476	$—	$476	$—
2022	$499	$—	$—	$499

In conjunction with the acquisition of Blue Hills Bancorp, Inc., parent of Blue Hills Bank (collectively, “BHB”) in 2019, the Company acquired the Savings Banks Employees Retirement Association Pension Plan as adopted by BHB (the “BHB Plan”).  The BHB Plan is administered by Savings Banks Employees Retirement Association and was frozen on October 31, 2014.  Accumulated benefits for participants earned through the end of October 2014 remain secured by the BHB Plan assets as of December 31, 2024 and 2023. Information pertaining to the BHB Plan is as follows:

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$9,632	$9,889	$14,099
Actual return on plan assets	508	509	(2,126)
Benefits paid	(391)	(766)	(2,084)
Fair value of plan assets at end of year	$9,749	$9,632	$9,889
Change in benefit obligation:
Benefit obligation at beginning of year	8,385	8,716	13,939
Interest cost	388	420	366
Actuarial (gain) loss	(484)	15	(3,505)
Benefits paid	(391)	(766)	(2,084)
Benefit obligation at end of year	$7,898	$8,385	$8,716
Funded status at end of year	$1,851	$1,247	$1,173

At December 31, 2024 and 2023, the discount rate used to determine the benefit obligation was 5.44% and 4.77%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net period pension expense (benefit) are as follows:

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands)
Interest cost	$388	$420	$366
Expected return on plan assets	(258)	(144)	(966)
Amortization of net actuarial (gain) loss	(54)	(17)	28
Settlement gain	—	(25)	(31)
Net period pension expense (benefit)	$76	$234	$(603)

The key assumptions used to determine net periodic pension expense (benefit) are as follows:

	Years Ended December 31
	2024	2023	2022
Discount rate	4.77%	4.97%	2.68%
Expected long-term rate of return on plan assets	2.75%	1.50%	7.00%

Assumptions with respect to the expected long-term rate of return are based on prevailing yields on high-quality, fixed-income investments increased by a premium for equity return expectations. In 2022, the Company’s Board of Directors voted to terminate the BHB Plan. As a result, the assets of the BHB plan were transferred to a money market account until the termination is approved by all regulatory bodies, which resulted in a lower long term rate of return on plan assets.

Presented in the table below are the estimated future benefit payments for the BHB Plan. These payments reflect calculated amounts prior to the approval of the BHB Plan's termination.

Amount
(Dollars in thousands)
2025	$565
2026	$501
2027	$530
2028	$518
2029	$486
2030-2034	$2,744

The Company’s total defined benefit plan expense was $716,000, $487,000, and $562,000, for the years ending December 31, 2024, 2023, and 2022, respectively. The 2024 increase in expense was attributable to the newly adopted Peoples DBP Plan, as described above.

Supplemental Executive Retirement Plans

The Bank maintains frozen defined benefit supplemental executive retirement plans (“SERP”) for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. The Bank also maintains defined benefit SERPs acquired from previous acquisitions. The Bank has established and funded rabbi trusts to accumulate funds in order to satisfy the contractual liability of these supplemental retirement plan benefits. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets included in the Company’s equity securities portfolio totaled $18.7 million and $20.0 million at December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the defined benefit supplemental retirement expense, and the contributions paid to the plans which were used only to pay the current year benefits for the years indicated:

	2024	2023	2022
	(Dollars in thousands)
Retirement expense	$749	$703	$1,681
Benefits paid	$1,120	$450	$475

Expected future benefit payments for the defined benefit supplemental executive retirement plans are presented below:

Defined Benefit Supplemental Executive Retirement Plans Expected Benefit Payments
(Dollars in thousands)
2025	$1,093
2026	$1,093
2027	$1,063
2028	$1,050
2029	$1,045
2030-2034	$5,814

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the defined benefit supplemental executive retirement plans’ benefits is December 31 for each of the years reported. The following table illustrates the status of the defined benefit supplemental executive retirement plans at December 31 for the years presented:

	Defined Benefit Supplemental Executive Retirement Benefits
	2024	2023	2022
	(Dollars in thousands)
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$16,394	$15,711	$19,498
Service cost	—	380	561
Interest cost	745	761	492
Actuarial gain	(1,046)	(8)	(4,365)
Benefits paid	(1,120)	(450)	(475)
Benefit obligation at end of year	$14,973	$16,394	$15,711
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	1,120	450	475
Benefits paid	(1,120)	(450)	(475)
Fair value of plan assets at end of year	$—	$—	$—
Funded status at end of year	$(14,973)	$(16,394)	$(15,711)
Assets	—	—	—
Liabilities	(14,973)	(16,394)	(15,711)
Funded status at end of year	$(14,973)	$(16,394)	$(15,711)
Amounts recognized in accumulated other comprehensive income (“AOCI”)
Net gain	$(2,567)	$(1,518)	$(1,970)
Prior service cost	—	—	22
Amounts recognized in AOCI	$(2,567)	$(1,518)	$(1,948)
Information for plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$14,973	$16,394	$15,711
Accumulated benefit obligation	$14,973	$16,394	$15,711
Net periodic benefit cost
Service cost	$—	$380	$561
Interest cost	745	761	492
Amortization of prior service cost	—	22	22
Recognized net actuarial loss (gain)	4	(460)	606
Net periodic benefit cost	$749	$703	$1,681
Discount rate used for benefit obligation	4.58% - 5.41%	4.62% - 4.75%	4.67% - 4.93%
Discount rate used for net periodic benefit cost	4.62% - 4.75%	4.67% - 4.93%	1.28% - 2.57%
Rate of compensation increase	n/a	n/a	n/a

Other Employee Benefits

The Bank may choose to create an incentive compensation plan for senior management and other officers to participate in at varying levels. In addition, the Bank may also pay a discretionary bonus to senior management, officers, and/or non-officers of the Bank. The expense for these incentive plans amounted to $21.3 million, $18.6 million and $24.3 million in 2024, 2023 and 2022, respectively.

The Bank has an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their earnings, not to exceed the IRS annual contribution limits. The Bank matches 25% of each employee’s contributions up to the first 6% of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee’s eligible earnings. The 401(k) Plan incorporates an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. The Company also provides three defined contributions under this Plan, providing the employees are deemed eligible. To be eligible for these contributions, an employee must complete one year and 1,000 hours of service. The defined contributions are made up of a safe harbor contribution, in which eligible employees receive a 3% cash contribution of eligible earnings to the social security limit, a discretionary contribution in which eligible employees receive a 2% cash contribution of eligible earnings up to the social security limit and a 5% cash contribution of eligible earnings over the social security limit up to the maximum amount permitted by law. Benefits contributed to employees under this defined contribution plan vest immediately. The defined contribution plan expense was $9.6 million, $9.3 million and $8.7 million for the years ended December 2024, 2023 and 2022, respectively.

The Company has a non-qualified deferred compensation plan which allows for deferrals of base salary and incentive payments until an elected distribution date in the future. This deferred compensation plan is available to certain highly compensated employees. Deferrals are invested at the election of the participant into one of the actively managed funds made available to the participant through the Company’s Investment Management Group. The funds are held in a rabbi trust until the elected date of distribution.

The Company has a non-qualified 401(k) Restoration Plan (“Restoration Plan”) for certain executive officers. The Restoration Plan is intended to contribute to each participant the amount of matching and discretionary contributions which would have been made to the existing Rockland Trust 401(k) plan on the participant’s behalf, but were prohibited due to Internal Revenue Code limitations. Deferrals are invested at the election of the participant into one of the actively managed funds made available to the participant through the Company’s Investment Management Group or in the Company’s stock. These funds are held in a rabbi trust until the elected date of distribution. The Company recognized expense of $659,000, $524,000 and $505,000 related to this plan for services performed for the years ended December 31, 2024, 2023 and 2022, respectively.

Also, as part of the Peoples acquisition in 2015, the Company assumed various Salary Continuation Agreements with certain current and former senior executives. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. Expense related to the Salary Continuation Agreements was $221,000, $217,000 and $213,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Director Benefits

The Company maintains two deferred compensation plans for the Company’s Board of Directors which permit non-employee directors to defer cash fees, one of which was in effect through December 31, 2018 and a new plan which was adopted effective January 1, 2019. Under the plan in effect through December 31, 2018, deferred compensation was invested in Company stock and held by the Company’s Investment Management Group. Under the plan that took effect January 1, 2019, participating directors may defer all or a portion of their cash compensation into a choice of diversified investment portfolios comprised of stocks, bonds and cash. There was no compensation deferred during 2024 and 2023. Compensation of $113,000 was deferred during 2022.

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

Valuation Techniques

There were no changes in the valuation techniques used during the year ended December 31, 2024.

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

Derivative Instruments

Derivatives

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2024 and 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.

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
	December 31, 2024
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$4,245	$4,245	$—	$—
Equity securities	21,204	21,204	—	—
Securities available for sale
U.S. government agency securities	209,660	—	209,660	—
U.S. treasury securities	592,001	—	592,001	—
Agency mortgage-backed securities	378,161	—	378,161	—
Agency collateralized mortgage obligations	28,995	—	28,995	—
State, county, and municipal securities	194	—	194	—
Pooled trust preferred securities issued by banks and insurers	1,095	—	1,095	—
Small business administration pooled securities	40,838	—	40,838	—
Loans held for sale	7,271	—	7,271	—
Derivative instruments	103,958	—	103,958	—
Liabilities
Derivative instruments	123,755	—	123,755	—
Total recurring fair value measurements, net	$1,263,867	$25,449	$1,238,418	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$43,766	$—	$—	$43,766
Total nonrecurring fair value measurements	$43,766	$—	$—	$43,766

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
.

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
	December 31, 2024
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. treasury securities	$100,791	$93,022	$—	$93,022	$—
Agency mortgage-backed securities	788,470	726,362	—	726,362	—
Agency collateralized mortgage obligations	422,827	357,684	—	357,684	—
Small business administration pooled securities	122,868	114,733	—	114,733	—
Loans, net of allowance for credit losses (b)	14,294,628	13,213,596	—	—	13,213,596
Federal Home Loan Bank stock (c)	31,573	31,573	—	31,573	—
Cash surrender value of life insurance policies (d)	303,965	303,965	—	303,965	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$12,558,632	$12,558,632	$—	$12,558,632	$—
Time certificates of deposits (f)	2,747,346	2,739,606	—	2,739,606	—
Federal Home Loan Bank borrowings (f)	638,514	638,489	—	638,489	—
Junior subordinated debentures (g)	62,860	61,661	—	61,661	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2023
Financial assets	(Dollars in thousands)
Securities held to maturity (a)
U.S. government agency securities	$29,521	$28,408	$—	$28,408	$—
U.S. treasury securities	100,712	91,535	$—	91,535	—
Agency mortgage-backed securities	829,431	763,728	—	763,728	—
Agency collateralized mortgage obligations	477,517	407,911	—	407,911	—
Single issuer trust preferred securities issued by banks	1,500	1,373	—	1,373	—
Small business administration pooled securities	130,426	124,653	—	124,653	—
Loans, net of allowance for loan losses (b)	14,106,967	13,079,368	—	—	13,079,368
Federal Home Loan Bank stock (c)	43,557	43,557	—	43,557	—
Cash surrender value of life insurance policies (d)	297,387	297,387	—	297,387	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$12,684,068	$12,684,068	$—	$12,684,068	$—
Time certificates of deposits (f)	2,181,479	2,166,573	—	2,166,573	—
Federal Home Loan Bank borrowings (f)	1,105,541	1,103,845	—	1,103,845	—
Junior subordinated debentures (g)	62,858	58,911	—	58,911	—
Subordinated debentures (f)	49,980	49,613	—	—	49,613
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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated for the periods indicated:

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$26,455	$23,486	$23,370
Interchange fees	12,513	11,865	10,881
ATM fees	4,568	4,243	3,866
Investment management - wealth management and advisory services	38,311	34,588	32,774
Investment management - retail investments and insurance revenue	4,433	5,603	4,058
Payment processing income	1,848	1,675	1,534
Credit card income	2,341	2,119	1,833
Other noninterest income	5,343	5,684	6,099
Total noninterest income in-scope of ASC 606	95,812	89,263	84,415
Total noninterest income out-of-scope of ASC 606	32,202	35,346	30,252
Total noninterest income	$128,014	$124,609	$114,667

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

Investment Management - Wealth Management and Advisory Services

The Company offers investment management and trust services to individuals, institutions, small businesses and charitable institutions. Each investment management product is governed by its own contract along with a separate identifiable fee schedule unique to that product. The Company also offers additional services, such as estate settlement, financial planning, tax services and other special services quoted at the client’s request.

Asset management and/or custody fees are based upon a percentage of the monthly valuation of the principal assets in the customer’s account, whereas fees for additional or special services are fixed in nature and are charged as services are rendered. As the fees are dependent on assets under management, which are susceptible to market factors outside of the Company’s control, this variable consideration is constrained and therefore no revenue is estimated at contract initiation. As such, all revenue is recognized in correlation to the monthly management fee determinations or as transactional services are provided. Due to the fact that payments are primarily made subsequent to the valuation period, the Company records a receivable for revenue earned but not received. The following table provides the amount of investment management revenue earned but not received as of the dates indicated:

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Receivables, included in other assets	$5,968	$5,509

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Year Ended December 31, 2024
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$22,586	$(5,843)	$16,743
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	22,586	(5,843)	16,743

Change in fair value of cash flow hedges	(10,133)	2,770	(7,363)
Less: net cash flow hedge losses reclassified into interest income or interest expense	(19,372)	5,296	(14,076)
Net change in fair value of cash flow hedges	9,239	(2,526)	6,713

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	1,953	(534)	1,419
Amortization of net actuarial gains	(93)	26	(67)
Amortization of net prior service costs	17	(5)	12
Net change in other comprehensive income for defined benefit postretirement plans (1)	1,877	(513)	1,364
Total other comprehensive income	$33,702	$(8,882)	$24,820

	Year Ended December 31, 2023
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$42,019	$(9,593)	$32,426
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	42,019	(9,593)	32,426

Change in fair value of cash flow hedges	(5,078)	1,428	(3,650)
Less: net cash flow hedge losses reclassified into interest income or interest expense	(27,414)	7,709	(19,705)
Net change in fair value of cash flow hedges	22,336	(6,281)	16,055

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	210	(59)	151
Amortization of net actuarial gains	(536)	151	(385)
Amortization of net prior service costs	39	(11)	28
Amortization of net settlement credits	(25)	7	(18)
Net change in other comprehensive income for defined benefit postretirement plans (1)	(312)	88	(224)
Total other comprehensive income	$64,043	$(15,786)	$48,257

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2022
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(155,037)	$36,047	$(118,990)
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	(155,037)	36,047	(118,990)

Change in fair value of cash flow hedges	(65,586)	18,452	(47,134)
Less: net cash flow hedge gains reclassified into interest income or interest expense	5,054	(1,421)	3,633
Net change in fair value of cash flow hedges	(70,640)	19,873	(50,767)

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	5,603	(1,575)	4,028
Amortization of net actuarial losses	635	(179)	456
Amortization of net prior service costs	39	(11)	28
Amortization of net settlement credits	(31)	9	(22)
Net change in other comprehensive income for defined benefit postretirement plans (1)	6,246	(1,756)	4,490
Total other comprehensive loss	$(219,431)	$54,164	$(165,267)
(1)The amortization of prior service costs is included in the computation of net periodic pension costs as disclosed in Note 12 - Employee Benefit Plans within the Notes to the Consolidated Financial Statements in Item 8.

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in Thousands)
Beginning balance: January 1, 2022	$(9,667)	$14,137	$(2,287)	$2,183
Other comprehensive (loss) income	(118,990)	(50,767)	4,490	(165,267)
Ending balance: December 31, 2022	$(128,657)	$(36,630)	$2,203	$(163,084)
Other comprehensive income (loss)	32,426	16,055	(224)	48,257
Ending balance: December 31, 2023	$(96,231)	$(20,575)	$1,979	$(114,827)
Other comprehensive income	16,743	6,713	1,364	24,820
Ending balance: December 31, 2024	$(79,488)	$(13,862)	$3,343	$(90,007)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 LEASES

As of December 31, 2024, the Company had entered into 117 noncancellable operating lease agreements for office space, parking, space for ATM locations and certain branch locations, several of which contain renewal options to extend lease terms for a period of 2 to 20 years. The Company has no material financing leases outstanding and no leases with residual value guarantees.

As of December 31, 2024, the Company did not have any material sub-lease agreements.

The Company’s right-of-use asset related to operating leases totaled $54.5 million and $54.1 million at December 31, 2024 and 2023, respectively, and is recognized in the Company’s Consolidated Balance Sheet within other assets.

When a decision is made to exit a leased location, the Company may incur certain termination costs and/or lease impairment charges, if applicable. Accordingly, the Company recognized $555,000, $589,000, and $4.4 million of such exit costs during the years ended December 31, 2024, 2023, and 2022, respectively, with the 2022 costs recorded through merger and acquisition expense within the Consolidated Income Statements in relation to the Meridian acquisition.

The following table provides information related to the Company’s lease costs for the periods indicated:

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands)
Operating lease costs (1)	$14,365	$14,472	$17,322
Short-term lease costs	37	28	72
Variable lease costs	—	—	—
Total lease costs	$14,402	$14,500	$17,394

Weighted-average remaining lease term - operating leases	5.99 years	5.61 years	5.46 years
Weighted-average discount rate - operating leases	3.49%	2.98%	2.43%
(1)     Operating lease costs for the periods presented are inclusive of lease exit costs noted above.

The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding at December 31, 2024 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in the Company’s Consolidated Balance Sheet in other liabilities:

(Dollars in thousands)
2025	$13,899
2026	12,915
2027	10,300
2028	7,302
2029	5,424
Thereafter	13,728
Total minimum lease payments	63,568
Less: amount representing interest	7,037
Present value of future minimum lease payments	$56,531

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

The fees collected in connection with the issuance of standby letters of credit are representative of the fair value of the obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, fees collected in connection with the issuance of standby letters of credit are deferred. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. The deferred standby letter of credit fees represent the fair value of the Company’s potential obligations under the standby letter of credit guarantees.

The following table summarizes the above financial instruments at the dates indicated:

	As of December 31
	2024	2023
	(Dollars in thousands)
Commitments to extend credit	$4,663,314	$4,632,105
Loan exposures sold with recourse	$141,151	$153,850
Standby letters of credit	$24,863	$21,427
Deferred standby letter of credit fees	$213	$155

Other Contingencies

At December 31, 2024, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

At December 31, 2024 the Bank’s capital levels met or exceeded the minimum levels to be considered “well capitalized” for bank regulatory purposes. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. Management believes, as of December 31, 2024 and 2023, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2024 and 2023 are also presented in the table that follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	December 31, 2024
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$2,299,003	16.04%	$1,146,816	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$2,100,158	14.65%	$645,084	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$2,100,158	14.65%	$860,112	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets) leverage	$2,100,158	11.32%	$741,953	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$2,210,775	15.43%	$1,146,528	≥	8.0%	$1,433,159	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$2,072,930	14.46%	$644,922	≥	4.5%	$931,554	≥	6.5%
Tier 1 capital (to risk weighted assets)	$2,072,930	14.46%	$859,896	≥	6.0%	$1,146,528	≥	8.0%
Tier 1 capital (to average assets) leverage	$2,072,930	11.18%	$741,843	≥	4.0%	$927,303	≥	5.0%
	December 31, 2023
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$2,268,863	15.91%	$1,140,554	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$2,022,873	14.19%	$641,562	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$2,022,873	14.19%	$855,416	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	$2,022,873	10.96%	$737,984	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$2,183,436	15.32%	$1,140,550	≥	8.0%	$1,425,687	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$2,048,426	14.37%	$641,559	≥	4.5%	$926,696	≥	6.5%
Tier 1 capital (to risk weighted assets)	$2,048,426	14.37%	$855,412	≥	6.0%	$1,140,550	≥	8.0%
Tier 1 capital (to average assets)	$2,048,426	11.10%	$738,055	≥	4.0%	$922,568	≥	5.0%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. The Company’s capital levels exceeded the minimum requirement plus the buffer of 2.5% as of December 31, 2024 and 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend Restrictions

The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company for the years ended December 31, 2024 and 2023 totaled $183.8 million and $228.9 million, respectively.

Trust Preferred Securities

In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements of the Company. At both December 31, 2024 and 2023, there were $61.0 million in trust preferred securities that have been included within Tier 2 Capital of the Company for regulatory reporting purposes, pursuant to the Federal Reserve’s capital adequacy guidelines.

NOTE 19 PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial information relative to the balance sheets of Independent Bank Corp., as the parent company, at December 31, 2024 and 2023 and the related statements of income and cash flows for the years ended December 31, 2024, 2023, and 2022 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.
BALANCE SHEETS

	December 31
	2024	2023
	(Dollars in thousands)
Assets
Cash (1)	$110,097	$108,788
Investments in subsidiaries (2)	2,967,786	2,922,698
Prepaid income taxes	2,309	2,488
Deferred tax asset	430	429
Total assets	$3,080,622	$3,034,403
Liabilities and stockholders’ equity
Dividends payable	$24,225	$23,580
Junior subordinated debentures (less unamortized debt issuance costs of $28 and $30)	62,860	62,858
Subordinated debentures (less unamortized debt issuance costs of $20)	—	49,980
Other liabilities	417	2,734
Total liabilities	87,502	139,152
Stockholders’ equity	2,993,120	2,895,251
Total liabilities and stockholders’ equity	$3,080,622	$3,034,403
(1)Entire balance eliminates in consolidation.
(2)Majority of balance eliminates in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF INCOME

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands)
Income
Dividends received from subsidiaries (1)	$183,961	$229,046	$209,257
Total income	183,961	229,046	209,257
Expenses
Interest expense	5,014	6,829	4,626
Other expenses	2,891	3,156	1,680
Total expenses	7,905	9,985	6,306
Income before income taxes and equity in undistributed income of subsidiaries	176,056	219,061	202,951
Income tax benefit	(2,280)	(2,785)	(1,731)
Income of parent company	178,336	221,846	204,682
Equity in undistributed income of subsidiaries	13,745	17,656	59,131
Net income	$192,081	$239,502	$263,813
(1)Majority of balance eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2024	2023	2022
	(Dollars in thousands)
Cash flows from operating activities
Net income	$192,081	$239,502	$263,813
Adjustments to reconcile net income to cash provided by operating activities
Amortization	22	98	96
Deferred income tax (benefit) expense	(1)	24	28
Change in prepaid income taxes and other assets	179	2,107	(623)
Change in other liabilities	(2,560)	52	143
Equity in undistributed income of subsidiaries	(13,745)	(17,656)	(59,131)
Net cash provided by operating activities	175,976	224,127	204,326
Cash flows used in financing activities
Repayments of long-term debt, net of issuance costs	—	—	(14,063)
Repayments of subordinated debentures, net of issuance costs	(50,000)	—	—
Restricted stock awards issued, net of awards surrendered	(815)	(1,142)	(1,084)
Net proceeds from exercise of stock options	80	80	—
Proceeds from shares issued under direct stock purchase plan	3,254	2,662	2,359
Payments for shares repurchased under share repurchase programs	(30,986)	(188,910)	(139,946)
Common dividends paid	(96,200)	(98,006)	(93,734)
Net cash used in financing activities	(174,667)	(285,316)	(246,468)
Net increase (decrease) in cash and cash equivalents	1,309	(61,189)	(42,142)
Cash and cash equivalents at the beginning of the year	108,788	169,977	212,119
Cash and cash equivalents at the end of the year	$110,097	$108,788	$169,977

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Lending Activities

The following information represents annual activity of loans to related parties for the periods indicated:

	2024	2023	2022
	(Dollars in thousands)
Principal balance of loans outstanding at beginning of year	$11,927	$26,721	$45,033
Loan advances	—	911	40,427
Loan payments/payoffs	(519)	(1,336)	(43,147)
Reduction for retired directors and/or changes in director status	—	(14,369)	(15,592)
Principal balance of loans outstanding at end of year	$11,408	$11,927	$26,721

At December 31, 2024 and 2023, there were no loans to related parties which were past due, on nonaccrual status or that had been restructured due to financial difficulty.

Deposits

At December 31, 2024 and 2023, the amount of deposit balances of related parties totaled $3.6 million and $3.9 million, respectively.

Lease Commitments

At December 31, 2024 and 2023, there were no material leases with related parties.

NOTE 21 SEGMENT INFORMATION

The Company is a bank holding company, the principal subsidiary of which is the Bank. The Bank provides a variety of banking, investment, and financial services through its retail branches, commercial banking centers, investment management offices, and mortgage lending centers throughout Eastern Massachusetts, as well as Worcester County (Massachusetts) and Rhode Island. The Bank is a community-oriented commercial bank, and has only one reportable segment, which is community banking. The community banking segment derives revenues primarily from providing loans to individuals and small-to-medium sized businesses in its market area. The accounting policies of the community banking segment are the same as those described in Note 1, “Summary of Significant Accounting Policies” within the Notes to Consolidated Financial Statements included in Item 8.

The Company’s reportable segment is determined by the Chief Executive Officer and Chief Financial Officer, who are the Company’s designated chief operating decision makers ("CODMs"), based upon information about the Company’s products and services offered to customers as part of its community banking operations. The CODMs assess performance for the community banking segment and decide how to allocate resources based on the Company’s consolidated net income and diluted earnings per share, as reported in the Consolidated Statements of Income. The significant expense categories reviewed by the CODMs are also consistent with those presented on the Consolidated Statements of Income, with an emphasis on interest expense on deposits and borrowings, as well as provision for credit losses, salaries and benefits, and occupancy and equipment costs. Other segment expenses are comprised of the remaining expense categories presented on the Consolidated Statements of income, including other non-interest expenses. Other non-interest expenses are inclusive of costs related to professional services, advertising, technology and communications costs, and various other general and administrative costs. Net income and diluted earnings per share are used by the CODMs to monitor management’s budgeted results versus actual, as well as to benchmark the Company’s relative performance against other banking institutions in its peer group. The results of these monitoring and benchmarking analyses are used in assessing performance of the community banking segment and to inform decisions surrounding general corporate strategy, capital allocations, and compensation. Asset details provided to the CODMs are consistent with those reported on the Consolidated Balance Sheets, with an emphasis on interest-earning assets, including loans and investment securities, which provide the majority of revenues generated by the community banking segment.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.

The Company’s independent registered public accounting firm, Ernst & Young LLP (PCAOB Auditor Firm ID: 42), has issued a report on the Company’s internal control over financial reporting, which appears below:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Independent Bank Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Independent Bank Corp.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Independent Bank Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 28, 2025

ITEM 9B.    OTHER INFORMATION

(a)None
(b)Insider Rule 10b5-1 Trading Plans. During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated a “rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulations S-K.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference from the Company’s definitive proxy statement relating to its May 15, 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”), which will be filed with the SEC within 120 days following the fiscal year ended December 31, 2024 under the headings of “Board of Directors Information - Current Board Members,” “Board of Directors Information - Corporate Governance Information,” “Board of Directors Information - Insider Trading Policy,” “Board of Directors Information - Shareholder Director Nominations and Recommendations,” “Board of Directors Information - Report of the Audit Committee,” “Executive Officer Information - Executive Officers,” and “Stock Ownership and Other Matters - Delinquent Section 16(a) Reports.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required herein is incorporated by reference from the 2025 Proxy Statement under the headings of “Executive Officer Information” and “Board of Directors Information - Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2024 about the securities authorized for issuance under the Company’s equity compensation plans, consisting of the 2018 Non-Employee Director Stock Plan (the “2018 Plan”) and the 2023 Omnibus Incentive Plan (the “2023 Plan”). The Company’s shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. Upon adoption of the 2023 Plan on May 18, 2023, the Second Amended and Restated 2005 Employee Stock Plan (the “2005 Plan”) was terminated in its entirety and the Company will no longer grant awards under the 2005 Plan, however awards outstanding under the 2005 Plan will continue to remain outstanding in accordance with their terms. The Company has no other equity compensation plans that have not been approved by shareholders.

Equity Compensation Plans

Equity Compensation Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plans approved by security holders	11,667	$67.35	1,211,543	(1)
Plans not approved by security holders	—	—	—
TOTAL	11,667	$67.35	1,211,543
(1)There are 237,893 shares available for future issuance under the 2018 Plan and 973,650 shares available for future issuance under the 2023 Plan. Shares under the 2018 Plan may be issued as stock options or restricted stock awards, and shares under the 2023 Plan be awarded in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, or other stock-based awards.
The information required herein under Item 403 of Regulation S-K regarding the security ownership of management and certain beneficial owners is incorporated by reference from the 2025 Proxy Statement under the heading “Stock Ownership and Other Matters.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required herein is incorporated by reference from the 2025 Proxy Statement under the headings of “Board of Directors Information - Related Party Transactions” and “Board of Directors Information - Director Independence.”
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required herein is incorporated by reference from the 2025 Proxy Statement under the heading “Proposals to be Voted upon at Annual Meeting - Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 2).”
PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed as Part of this Report
(1) The following financial statements are incorporated herein by reference from Item 8 hereto:
Management’s Report on Internal Control over Financial Reporting.
Reports of Independent Registered Public Accounting Firm.
Consolidated balance sheets as of December 31, 2024 and 2023.
Consolidated statements of income and comprehensive income for each of the years in the three-year period ended December 31, 2024.
Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2024.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2024.
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
2.1
Agreement and Plan of Merger dated December 8, 2024 by and among Independent Bank Corp., Enterprise Bancorp, Inc., Rockland Trust Company, and Enterprise Bank and Trust Company, incorporated herein by reference to Exhibit 2.1 to Form 8-K filed on December 9, 2024.

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

4.4
Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V, incorporated herein by reference to Exhibit A to Exhibit 4.13 to Form 10-K for the year ended December 31, 2006, filed on February 27, 2007.

4.5
Form of Certificate of Capital Security for Independent Capital Trust V incorporated herein by reference to Exhibit A-1 to Exhibit 4.15 to Form 10-K for the year ended December 31, 2006, filed on February 27, 2007.

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
10.5
Rockland Trust Company Third Amended and Restated 401(k) Restoration Plan, incorporated herein by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2017, filed on February 27, 2018. #

10.6
Independent Bank Corp. and Rockland Trust Company Second Amended and Restated Nonqualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2023, filed on February 28, 2024. #

10.7	Amended and Restated Employment Agreement by and between Gerard F. Nadeau and Rockland Trust, incorporated herein by reference to Exhibit 99.5 to Form 8-K filed on November 21, 2008. #
10.8	Employment Agreement between Mark J. Ruggiero and Rockland Trust, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on April 1, 2019. #

10.9	Employment Agreement between Jeffrey J. Tengel, Independent and Rockland Trust, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on January 11, 2023. #
10.10
Letter Agreement regarding Succession and Consulting Services by and between Christopher Oddleifson and Independent Bank Corp. Inc., incorporated herein by reference to Exhibit 10.2 to Form 8-K filed on January 11, 2023. #

10.11	Employment Agreement between Maria Harris and Rockland Trust, incorporated herein by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2023, filed on February 28, 2024. #
10.12	Independent Bank Corp. 2017 Executive Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2017 filed on May 4, 2017. #
10.13	Independent Bank Corp. Second Amended and Restated 2005 Employee Stock Plan, incorporated herein by reference to Annex A to the Definitive Proxy Statement filed on March 25, 2014. #
10.14
Chief Executive Officer Three Year Time Vesting Restricted Stock Agreement under 2005 Employee Stock Plan, incorporated herein by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2023, filed on February 28, 2024. #

10.15
Chief Executive Officer Five Year Time Vesting Restricted Stock Agreement under 2005 Employee Stock Plan, incorporated herein by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2023, filed on February 28, 2024. #

10.16
Form of Independent Bank Corp. Executive Officer Time Vesting Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2022, filed on February 28, 2022. #

10.17	Independent Bank Corp. 2018 Nonemployee Director Stock Plan, incorporated herein by reference to Exhibit 4.1 to Form S-8 filed on May 18, 2018. #
10.18
Independent Bank Corp. 2018 Restricted Stock Agreement for Nonemployee Directors, incorporated herein by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2018, filed on February 28, 2019. #

10.19	Independent Bank Corp. 2010 Nonemployee Director Stock Plan, incorporated herein by reference to Exhibit 99.1 to Form 8-K filed on May 24, 2010. #
10.20	Independent Bank Corp. Stock Option Agreement for Nonemployee Director, incorporated herein by reference to Exhibit 99.2 to Form 8-K filed on May 24, 2010. #
10.21	Independent Bank Corp. 2023 Omnibus Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on May 18, 2023. #
10.22	Independent Bank Corp. Key Executive Severance Plan, incorporated herein by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 2023, filed on February 28, 2024. #
10.23
Independent Bank Corp. Key Executive Change in Control Severance Plan, incorporated herein by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2023, filed on February 28, 2024. #

19.1	Policy to Prevent Insider Trading 2023, incorporated herein by reference to Exhibit 19.1 to Form 10-K for the year ended December 31, 2023, filed on February 28, 2024.

21.1	Subsidiaries of Independent Bank Corp incorporated herein by reference to Exhibit 21.1 to Form 10-K for the year ended December 31, 2019, filed on February 27, 2020.+
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002.+
97	Independent Bank Corp. Incentive Compensation Recovery Policy, incorporated herein by reference to Exhibit 97 to Form 10-K for the year ended December 31, 2023, filed on February 28, 2024.
101	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

+	Furnished herewith

#	Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT BANK CORP.

/s/ JEFFREY J. TENGEL
Jeffrey J. Tengel, Chief Executive Officer and President
Date: February 28, 2025
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

/s/ JEFFREY J. TENGEL	Director, CEO/President	Date:	February 28, 2025
Jeffrey J. Tengel	(Principal Executive Officer)

/s/ DONNA L. ABELLI	Director and Chairman of the Board	Date:	February 28, 2025
Donna L. Abelli

/s/ MARK J. RUGGIERO	CFO (Principal Financial Officer)	Date:	February 28, 2025
Mark J. Ruggiero

/s/ MAUREEN A. GAFFNEY	Controller (Principal Accounting Officer)	Date:	February 28, 2025
Maureen A. Gaffney

/s/ MICHAEL P. HOGAN	Director	Date:	February 28, 2025
Michael P. Hogan

/s/ EILEEN C. MISKELL	Director	Date:	February 28, 2025
Eileen C. Miskell

/s/ JOHN J. MORRISSEY	Director	Date:	February 28, 2025
John J. Morrissey

/s/ GERARD F. NADEAU	Director	Date:	February 28, 2025
Gerard F. Nadeau

/s/ DANIEL F. O’BRIEN	Director	Date:	February 28, 2025
Daniel F. O’Brien

/s/ SUSAN PERRY O'DAY	Director	Date:	February 28, 2025
Susan Perry O'Day

/s/ SCOTT K. SMITH	Director	Date:	February 28, 2025
Scott K. Smith

/s/ THOMAS R. VENABLES	Director	Date:	February 28, 2025
Thomas R. Venables