Form 10-Q
period 2025-03-31
INDEPENDENT BANK CORP
filed 2025-05-07
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of May 5, 2025, there were 42,618,509 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	March 31 2025	December 31 2024
Assets
Cash and due from banks	$214,616	$187,849
Interest-earning deposits with banks	502,228	32,041
Securities
Trading	4,816	4,245
Equity	21,250	21,204
Available for sale (amortized cost $1,365,523 and $1,353,964)	1,283,767	1,250,944
Held to maturity (fair value $1,289,133 and $1,291,801)	1,409,959	1,434,956
Total securities	2,719,792	2,711,349
Loans held for sale (at fair value)	8,524	7,271
Loans
Commercial and industrial	3,110,432	3,047,671
Commercial real estate	6,651,475	6,756,708
Commercial construction	796,162	782,078
Small business	289,148	281,781
Residential real estate	2,465,731	2,460,600
Home equity - first position	484,384	490,115
Home equity - subordinate positions	659,582	650,053
Other consumer	35,055	39,372
Total loans	14,491,969	14,508,378
Less: allowance for credit losses	(144,092)	(169,984)
Net loans	14,347,877	14,338,394
Federal Home Loan Bank stock	25,804	31,573
Bank premises and equipment, net	190,007	193,320
Goodwill	985,072	985,072
Other intangible assets	10,941	12,284
Cash surrender value of life insurance policies	306,077	303,965
Other assets	577,271	570,447
Total assets	$19,888,209	$19,373,565
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$4,409,878	$4,390,703
Savings and interest checking accounts	5,279,549	5,207,548
Money market	3,277,078	2,960,381
Time certificates of deposit	2,709,512	2,747,346
Total deposits	15,676,017	15,305,978
Borrowings
Federal Home Loan Bank borrowings	500,506	638,514
Junior subordinated debentures (less unamortized debt issuance costs of $27 and $28)	62,861	62,860

Subordinated debentures (less unamortized debt issuance costs of $3,493)	296,507	—
Total borrowings	859,874	701,374
Other liabilities	318,926	373,093
Total liabilities	16,854,817	16,380,445
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 42,610,271 shares at March 31, 2025 and 42,500,611 shares at December 31, 2024 (includes 237,722 and 199,410 shares of unvested participating restricted stock awards, respectively)	424	423
Value of shares held in rabbi trust at cost: 80,155 shares at March 31, 2025 and 78,088 shares at December 31, 2024	(3,524)	(3,383)
Deferred compensation and other retirement benefit obligations	3,524	3,383
Additional paid in capital	1,911,162	1,909,980
Retained earnings	1,192,008	1,172,724
Accumulated other comprehensive loss, net of tax	(70,202)	(90,007)
Total stockholders’ equity	3,033,392	2,993,120
Total liabilities and stockholders' equity	$19,888,209	$19,373,565
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2025	2024
Interest income
Interest and fees on loans	$195,093	$193,226
Taxable interest and dividends on securities	15,296	14,231
Nontaxable interest and dividends on securities	1	1
Interest on loans held for sale	92	104
Interest on federal funds sold and short-term investments	1,438	483
Total interest and dividend income	211,920	208,045
Interest expense
Interest on deposits	59,436	54,320
Interest on borrowings	6,979	16,286
Total interest expense	66,415	70,606
Net interest income	145,505	137,439
Provision for credit losses	15,000	5,000
Net interest income after provision for credit losses	130,505	132,439
Noninterest income
Deposit account fees	7,053	6,228
Interchange and ATM fees	4,622	4,452
Investment management and advisory	11,220	9,941
Mortgage banking income	741	796
Increase in cash surrender value of life insurance policies	2,065	1,928
Gain on life insurance benefits	—	263
Loan level derivative income	1,042	80
Other noninterest income	5,796	6,255
Total noninterest income	32,539	29,943
Noninterest expenses
Salaries and employee benefits	61,931	57,174
Occupancy and equipment expenses	13,859	13,467
Data processing and facilities management	2,642	2,483
Software and subscriptions	5,027	4,094
FDIC assessment	2,988	2,982
Debit card expense	1,935	2,478
Amortization of intangible assets	1,344	1,563
Merger and acquisition expense	1,155	—
Other noninterest expenses	14,997	15,646
Total noninterest expenses	105,878	99,887
Income before income taxes	57,166	62,495
Provision for income taxes	12,742	14,725
Net income	$44,424	$47,770
Basic earnings per share	$1.04	$1.12
Diluted earnings per share	$1.04	$1.12
Weighted average common shares (basic)	42,550,274	42,553,714
Common share equivalents	22,353	12,876
Weighted average common shares (diluted)	42,572,627	42,566,590
Cash dividends declared per common share	$0.59	$0.57
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2025	2024
Net income	$44,424	$47,770
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	16,394	(3,008)
Net change in fair value of cash flow hedges	3,456	(1,488)
Net change in other comprehensive income for defined benefit postretirement plans	(45)	(15)
Total other comprehensive income (loss)	19,805	(4,511)
Total comprehensive income	$64,229	$43,259
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2025 and 2024
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2024	42,500,611	$423	$(3,383)	$3,383	$1,909,980	$1,172,724	$(90,007)	$2,993,120
Net income	—	—	—	—	—	44,424	—	44,424
Other comprehensive income	—	—	—	—	—	—	19,805	19,805
Common dividend declared ($0.59 per share)	—	—	—	—	—	(25,140)	—	(25,140)
Stock based compensation	—	—	—	—	1,896	—	—	1,896
Restricted stock awards issued, net of awards surrendered	100,430	1	—	—	(1,309)	—	—	(1,308)
Shares issued under direct stock purchase plan	9,230	—	—	—	595	—	—	595
Deferred compensation and other retirement benefit obligations	—	—	(141)	141	—	—	—	—
Balance March 31, 2025	42,610,271	$424	$(3,524)	$3,524	$1,911,162	$1,192,008	$(70,202)	$3,033,392

Balance December 31, 2023	42,873,187	$427	$(3,298)	$3,298	$1,932,163	$1,077,488	$(114,827)	$2,895,251
Net income	—	—	—	—	—	47,770	—	47,770
Other comprehensive loss	—	—	—	—	—	—	(4,511)	(4,511)
Common dividend declared ($0.57 per share)	—	—	—	—	—	(24,197)	—	(24,197)
Stock based compensation	—	—	—	—	1,300	—	—	1,300
Restricted stock awards issued, net of awards surrendered	101,245	—	—	—	(766)	—	—	(766)
Shares issued under direct stock purchase plan	10,291	—	—	—	658	—	—	658
Shares repurchased under share repurchase program (1)	(532,266)	(5)	—	—	(31,292)	—	—	(31,297)
Deferred compensation and other retirement benefit obligations	—	—	(105)	105	—	—	—	—
Balance March 31, 2024	42,452,457	$422	$(3,403)	$3,403	$1,902,063	$1,101,061	$(119,338)	$2,884,208
(1)     Inclusive of $311,000 impact of excise tax attributable to shares repurchased under a share repurchase program during the three months ended March 31, 2024.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2025	2024
Cash flow from operating activities
Net income	$44,424	$47,770
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,292	10,289
Change in unamortized net loan costs and fees	(338)	(270)
Accretion of acquired loans	(410)	(147)
Provision for credit losses	15,000	5,000
Deferred income tax expense	1,021	2,584
Net gain on equity securities	(98)	(609)
Net loss on bank premises and equipment	74	12
Stock based compensation	1,896	1,300
Increase in cash surrender value of life insurance policies	(2,065)	(1,928)
Gain on life insurance benefits	—	(263)
Operating lease payments	(3,991)	(3,836)
Change in fair value on loans held for sale	(57)	(70)
Net change in:
Trading assets	(571)	228
Loans held for sale	(1,196)	(4,902)
Other assets	(10,384)	(1,025)
Other liabilities	(40,255)	(2,988)
Total adjustments	(31,082)	3,375
Net cash provided by operating activities	13,342	51,145
Cash flows (used in) provided by investing activities
Purchases of equity securities	(179)	(165)
Proceeds from maturities and principal repayments of securities available for sale	60,035	57,399
Purchases of securities available for sale	(70,806)	—
Proceeds from maturities and principal repayments of securities held to maturity	26,415	24,861
Net redemptions (purchases) of Federal Home Loan Bank stock	5,769	(2,747)
Investments in low income housing projects	(15,333)	(6,519)
Purchases of life insurance policies	(47)	(91)
Net increase in loans	(23,735)	(52,381)
Purchases of bank premises and equipment	(2,032)	(4,464)
Proceeds from the sale of bank premises and equipment	—	22
Net cash (used in) provided by investing activities	(19,913)	15,915
Cash flows provided by (used in) financing activities
Net (decrease) increase in time deposits	(37,852)	251,465
Net increase (decrease) in other deposits	407,873	(73,832)
Net repayments of Federal Home Loan Bank borrowings	(138,000)	(143,000)
Proceeds from subordinated debentures, net of issuance costs	296,491	—
Repayments of subordinated debentures	—	(50,000)

Restricted stock awards issued, net of awards surrendered	(1,351)	(792)
Proceeds from shares issued under direct stock purchase plan	589	651
Payments for shares repurchased under share repurchase program	—	(30,986)
Common dividends paid	(24,225)	(23,580)
Net cash provided by (used in) financing activities	503,525	(70,074)
Net increase (decrease) in cash and cash equivalents	496,954	(3,014)
Cash and cash equivalents at beginning of year	219,890	224,330
Cash and cash equivalents at end of period	$716,844	$221,316
Supplemental schedule of noncash investing and financing activities
Net increase in capital commitments relating to low income housing project investments	$10,223	$8,308
Recognition of operating lease at commencement and/or at extension	$793	$1,434
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other interim period.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “2024 Form 10-K”).

NOTE 2 - RECENT ACCOUNTING STANDARDS UPDATES

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

NOTE 3 - SECURITIES

Trading Securities
The Company had trading securities of $4.8 million and $4.2 million as of March 31, 2025 and December 31, 2024, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $21.3 million and $21.2 million as of March 31, 2025 and December 31, 2024, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the consolidated statements of income that relate to equity securities for the periods indicated:

	Three Months Ended
	March 31
	2025	2024
	Dollars in thousands
Net gains recognized during the period on equity securities	$98	$609
Less: net gains recognized during the period on equity securities sold during the period	6	435
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$92	$174
Available for Sale Securities
The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at the dates indicated:

	March 31, 2025					December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$229,264	$—	$(15,997)	$—	$213,267	$229,452	$—	$(19,792)	$—	$209,660
U.S. treasury securities	578,261	—	(28,112)	—	550,149	628,017	—	(36,016)	—	592,001
Agency mortgage-backed securities	479,789	1,033	(30,766)	—	450,056	415,918	25	(37,782)	—	378,161
Agency collateralized mortgage obligations	30,055	4	(1,771)	—	28,288	31,168	1	(2,174)	—	28,995
State, county, and municipal securities	197	—	(2)	—	195	197	—	(3)	—	194
Pooled trust preferred securities issued by banks and insurers	1,180	—	(85)	—	1,095	1,180	—	(85)	—	1,095
Small business administration pooled securities	46,777	—	(6,060)	—	40,717	48,032	—	(7,194)	—	40,838
Total available for sale securities	$1,365,523	$1,037	$(82,793)	$—	$1,283,767	$1,353,964	$26	$(103,046)	$—	$1,250,944

Excluded from the table above is accrued interest on available for sale securities of $3.2 million and $2.9 million at March 31, 2025 and December 31, 2024, respectively, which is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on available for sale securities during the three months ended March 31, 2025 and 2024. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at March 31, 2025 and December 31, 2024.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three months ended March 31, 2025 and 2024, and therefore no gains or losses were realized for such periods.

The following tables show the gross unrealized losses and fair value of the Company’s available for sale securities in an unrealized loss position as of the dates indicated. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2025
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$213,267	$(15,997)	$213,267	$(15,997)
U.S. treasury securities	12	—	—	550,149	(28,112)	550,149	(28,112)
Agency mortgage-backed securities	115	77,425	(1,406)	250,191	(29,360)	327,616	(30,766)
Agency collateralized mortgage obligations	11	1,126	(3)	26,236	(1,768)	27,362	(1,771)
State, county, and municipal securities	1	195	(2)	—	—	195	(2)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,095	(85)	1,095	(85)
Small business administration pooled securities	8	—	—	40,717	(6,060)	40,717	(6,060)
Total	157	$78,746	$(1,411)	$1,081,655	$(81,382)	$1,160,401	$(82,793)

	December 31, 2024
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$209,660	$(19,792)	$209,660	$(19,792)
U.S. treasury securities	13	—	—	592,001	(36,016)	592,001	(36,016)
Agency mortgage-backed securities	117	127,152	(2,867)	249,098	(34,915)	376,250	(37,782)
Agency collateralized mortgage obligations	11	1,153	(4)	26,890	(2,170)	28,043	(2,174)
State, county, and municipal securities	1	194	(3)	—	—	194	(3)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,095	(85)	1,095	(85)
Small business administration pooled securities	8	—	—	40,838	(7,194)	40,838	(7,194)
Total	160	$128,499	$(2,874)	$1,119,582	$(100,172)	$1,248,081	$(103,046)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments during the three months ended March 31, 2025 and 2024. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at March 31, 2025:
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

Held to Maturity Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized at the dates indicated:

	March 31, 2025					December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$100,812	$—	$(6,266)	$—	$94,546	$100,791	$—	$(7,769)	$—	$93,022
Agency mortgage-backed securities	779,032	104	(51,897)	—	727,239	788,470	90	(62,198)	—	726,362
Agency collateralized mortgage obligations	410,186	—	(57,431)	—	352,755	422,827	—	(65,143)	—	357,684
Small business administration pooled securities	119,929	72	(5,408)	—	114,593	122,868	—	(8,135)	—	114,733
Total held to maturity securities	$1,409,959	$176	$(121,002)	$—	$1,289,133	$1,434,956	$90	$(143,245)	$—	$1,291,801
Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three months ended March 31, 2025 and 2024. Excluded from the table above is accrued interest on held to maturity securities of $3.2 million and $3.8 million at March 31, 2025 and December 31, 2024, respectively, which is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on held to maturity securities during the three months ended March 31, 2025 and 2024. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at March 31, 2025 and December 31, 2024.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three months ended March 31, 2025 and 2024, and therefore no gains or losses were realized for such periods.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of March 31, 2025, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity at March 31, 2025 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$229,264	$213,267	$—	$—	$—	$—	$229,264	$213,267
U.S. treasury securities	149,714	147,011	428,547	403,138	—	—	—	—	578,261	550,149
Agency mortgage-backed securities	89	89	209,267	199,464	49,469	44,567	220,964	205,936	479,789	450,056
Agency collateralized mortgage obligations	—	—	—	—	2,312	2,158	27,743	26,130	30,055	28,288
State, county, and municipal securities	—	—	197	195	—	—	—	—	197	195
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,180	1,095	1,180	1,095
Small business administration pooled securities	—	—	—	—	3,013	2,801	43,764	37,916	46,777	40,717
Total available for sale securities	$149,803	$147,100	$867,275	$816,064	$54,794	$49,526	$293,651	$271,077	$1,365,523	$1,283,767
Held to maturity securities
U.S. treasury securities	$—	$—	$99,818	$93,703	$994	$843	$—	$—	$100,812	$94,546
Agency mortgage-backed securities	55,082	54,550	410,973	388,140	161,222	143,682	151,755	140,867	779,032	727,239
Agency collateralized mortgage obligations	—	—	61,071	57,957	15,769	14,229	333,346	280,569	410,186	352,755
Small business administration pooled securities	—	—	—	—	6,392	5,986	113,537	108,607	119,929	114,593
Total held to maturity securities	$55,082	$54,550	$571,862	$539,800	$184,377	$164,740	$598,638	$530,043	$1,409,959	$1,289,133
Total	$204,885	$201,650	$1,439,137	$1,355,864	$239,171	$214,266	$892,289	$801,120	$2,775,482	$2,572,900
Included in the table above is $25.1 million of callable securities at March 31, 2025.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $2.2 billion and $2.1 billion at March 31, 2025 and December 31, 2024, respectively.
At March 31, 2025 and December 31, 2024, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

NOTE 4 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended March 31, 2025
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$27,800	$92,535	$8,166	$4,182	$25,238	$11,007	$1,056	$169,984
Charge-offs	(55)	(39,996)	—	(112)	—	(96)	(1,141)	(41,400)
Recoveries	2	—	—	13	—	18	475	508
Provision for (release of) credit losses	6,453	7,578	211	235	231	(83)	375	15,000
Ending balance (1)	$34,200	$60,117	$8,377	$4,318	$25,469	$10,846	$765	$144,092

	Three Months Ended March 31, 2024
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$33,317	$60,074	$7,683	$3,963	$23,637	$12,797	$751	$142,222
Charge-offs	—	—	—	(109)	—	—	(772)	(881)
Recoveries	85	—	—	39	—	133	350	607
Provision for (release of) credit losses	1,773	3,169	(110)	135	543	(888)	378	5,000
Ending balance (1)	$35,175	$63,243	$7,573	$4,028	$24,180	$12,042	$707	$146,948
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $53.7 million and $59.3 million as of March 31, 2025 and March 31, 2024, respectively.

The balance of allowance for credit losses decreased $25.9 million to $144.1 million as of March 31, 2025, as compared to $170.0 million at December 31, 2024, driven primarily by charge-offs on two previously classified commercial loans which had been reserved for in prior periods, partially offset by additional specific reserve allocations on certain commercial loans during the first quarter of 2025.
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

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass	$199,883	$623,478	$294,487	$338,786	$225,004	$638,791	$642,809	$—	$2,963,238
Special mention	4,218	17,892	529	643	10,483	2,821	28,355	—	64,941
Substandard	28,048	9,837	4,168	3,417	183	325	31,455	—	77,433
Doubtful	—	—	—	—	—	—	4,820	—	4,820
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$232,149	$651,207	$299,184	$342,846	$235,670	$641,937	$707,439	$—	$3,110,432
Current-period gross write-offs	$—	$—	$—	$55	$—	$—	$—	$—	$55

Commercial real estate
Pass	$287,131	$738,721	$851,530	$870,039	$970,846	$2,638,489	$93,810	$—	$6,450,566
Special mention	24,865	14,570	3,947	—	2,755	42,545	197	—	88,879
Substandard	—	9,255	13,017	12,866	10,098	5,019	—	—	50,255
Doubtful	—	22,248	27,801	—	4,640	7,086	—	—	61,775
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$311,996	$784,794	$896,295	$882,905	$988,339	$2,693,139	$94,007	$—	$6,651,475
Current-period gross write-offs	$—	$8,126	$24,850	$—	$7,020	$—	$—	$—	$39,996

Commercial construction
Pass	$55,475	$296,092	$176,124	$84,491	$62,968	$24,382	$30,341	$—	$729,873
Special mention	—	9,005	—	16,290	—	—	—	—	25,295

Substandard	—	32,027	—	8,967	—	—	—	—	40,994
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$55,475	$337,124	$176,124	$109,748	$62,968	$24,382	$30,341	$—	$796,162
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Small business
Pass	$15,237	$54,184	$41,346	$41,161	$32,039	$47,570	$54,269	$—	$285,806
Special mention	—	—	99	76	109	249	843	—	1,376
Substandard	—	184	253	831	—	382	316	—	1,966
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total small business	$15,237	$54,368	$41,698	$42,068	$32,148	$48,201	$55,428	$—	$289,148
Current-period gross write-offs	$—	$—	$14	$—	$—	$—	$98	$—	$112

Residential real estate
Pass	$44,549	$195,954	$465,868	$599,385	$377,475	$780,050	$—	$—	$2,463,281
Default	—	—	—	266	1,109	1,075	—	—	2,450
Total residential real estate	$44,549	$195,954	$465,868	$599,651	$378,584	$781,125	$—	$—	$2,465,731
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$1,756	$14,742	$22,197	$31,848	$47,833	$166,401	$853,495	$4,389	$1,142,661
Default	—	—	—	—	—	436	869	—	1,305
Total home equity	$1,756	$14,742	$22,197	$31,848	$47,833	$166,837	$854,364	$4,389	$1,143,966
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$96	$—	$96

Other consumer (2)
Pass	$251	$569	$325	$76	$440	$1,071	$32,321	$—	$35,053
Default	—	—	—	—	—	—	2	—	2
Total other consumer	$251	$569	$325	$76	$440	$1,071	$32,323	$—	$35,055
Current-period gross write-offs	$1,140	$—	$—	$—	$—	$—	$1	$—	$1,141

Total	$661,413	$2,038,758	$1,901,691	$2,009,142	$1,745,982	$4,356,692	$1,773,902	$4,389	$14,491,969
Total current-period gross write-offs	$1,140	$8,126	$24,864	$55	$7,020	$—	$195	$—	$41,400

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass	$690,411	$302,384	$351,296	$243,361	$166,779	$504,804	$623,730	$1,117	$2,883,882
Special mention	18,600	554	2,394	10,610	871	2,458	40,927	—	76,414
Substandard	16,933	4,195	5,276	27,641	139	22	21,517	—	75,723
Doubtful	—	—	—	—	—	—	11,652	—	11,652
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$725,944	$307,133	$358,966	$281,612	$167,789	$507,284	$697,826	$1,117	$3,047,671
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$5,897	$—	$5,897

Commercial real estate
Pass	$774,331	$866,492	$907,629	$1,036,174	$997,858	$1,823,148	$98,473	$241	$6,504,346
Special mention	16,243	5,935	—	760	—	60,184	198	—	83,320

Substandard	53,532	13,017	12,967	10,145	916	5,836	—	—	96,413
Doubtful	—	53,752	—	11,660	—	7,217	—	—	72,629
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$844,106	$939,196	$920,596	$1,058,739	$998,774	$1,896,385	$98,671	$241	$6,756,708
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial construction
Pass	$288,979	$173,856	$130,245	$62,972	$—	$24,583	$32,077	$1,756	$714,468
Special mention	—	2,316	15,622	9,078	—	—	—	—	27,016
Substandard	31,549	—	9,045	—	—	—	—	—	40,594
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$320,528	$176,172	$154,912	$72,050	$—	$24,583	$32,077	$1,756	$782,078
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Small business
Pass	$56,869	$44,676	$43,925	$32,858	$21,527	$26,457	$52,919	$1	$279,232
Special mention	—	102	16	114	93	218	607	—	1,150
Substandard	199	259	63	1	180	329	368	—	1,399
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total small business	$57,068	$45,037	$44,004	$32,973	$21,800	$27,004	$53,894	$1	$281,781
Current-period gross write-offs	$48	$39	$35	$54	$—	$—	$520	$—	$696

Residential real estate
Pass	$197,985	$472,546	$607,105	$381,182	$173,047	$625,111	$—	$—	$2,456,976
Default	—	209	636	373	742	1,664	—	—	3,624
Total residential real estate	$197,985	$472,755	$607,741	$381,555	$173,789	$626,775	$—	$—	$2,460,600
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$14,888	$24,020	$32,577	$49,290	$45,322	$127,029	$829,688	$16,229	$1,139,043
Default	—	—	—	—	—	226	803	96	1,125
Total home equity	$14,888	$24,020	$32,577	$49,290	$45,322	$127,255	$830,491	$16,325	$1,140,168
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$241	$139	$380

Other consumer (2)
Pass	$651	$445	$151	$599	$211	$1,158	$36,157	$—	$39,372
Default	—	—	—	—	—	—	—	—	—
Total other consumer	$651	$445	$151	$599	$211	$1,158	$36,157	$—	$39,372
Current-period gross write-offs	$3,339	$—	$—	$—	$—	$19	$16	$—	$3,374

Total	$2,161,170	$1,964,758	$2,118,947	$1,876,818	$1,407,685	$3,210,444	$1,749,116	$19,440	$14,508,378
Total current -period gross write-offs	$3,387	$39	$35	$54	$—	$19	$6,674	$139	$10,347
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

	March 31 2025	December 31 2024
Residential real estate portfolio
FICO score (re-scored)(1)	756	755
LTV (re-valued)(2)	58.2%	57.9%
Home equity portfolio
FICO score (re-scored)(1)	770	769
LTV (re-valued)(2)(3)	44.4%	43.9%
(1)The average FICO scores at March 31, 2025 are based upon rescores from March 2025 as available for previously originated loans, or origination score data for loans booked in March 2025.  The average FICO scores at December 31, 2024 were based upon rescores from December 2024, as available for previously originated loans, or origination score data for loans booked in December 2024.
(2)The combined LTV ratios for March 31, 2025 are based upon updated automated valuations as of February 2025, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2024 were based upon updated automated valuations as of November 2024, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. The Company's estimated reserve for unfunded commitments amounted to $1.4 million at both March 31, 2025 and December 31, 2024.
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
The following table shows information regarding nonaccrual loans as of the dates indicated:

	Nonaccrual Balances
	March 31, 2025			December 31, 2024
	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total
	(Dollars in thousands)
Commercial and industrial	$9,683	$—	$9,683	$2,500	$11,652	$14,152
Commercial real estate	7,208	58,632	65,840	67,126	7,217	74,343
Small business	156	—	156	302	—	302
Residential real estate	10,966	—	10,966	10,243	—	10,243
Home equity	2,840	—	2,840	2,479	—	2,479
Other consumer	8	—	8	10	—	10
Total nonaccrual loans	$30,861	$58,632	$89,493	$82,660	$18,869	$101,529
(1)Nonaccrual balances reported above without an allowance for credit losses are attributable to loans evaluated on an individual basis where it was determined that there was no risk of loss due to sufficient underlying collateral values.

It is the Company's policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans during the three months ended March 31, 2025 and 2024, respectively, except for instances where nonaccrual loans were paid off in excess of the recorded book balance. Total accrued interest reversed against interest income amounted to $344,000 and $385,000 for the three months ended March 31, 2025 and 2024, respectively.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$2,416	$1,301
The following tables show the age analysis of past due financing receivables as of the dates indicated:

	March 31, 2025
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	9	$8,087	1	$25	7	$9,545	17	$17,657	$3,092,775	$3,110,432
Commercial real estate	4	629	1	155	5	37,917	10	38,701	6,612,774	6,651,475
Commercial construction	—	—	—	—	—	—	—	—	796,162	796,162
Small business	18	460	5	64	5	83	28	607	288,541	289,148
Residential real estate	12	3,043	7	1,844	11	2,449	30	7,336	2,458,395	2,465,731
Home equity	15	1,292	11	935	9	1,306	35	3,533	1,140,433	1,143,966
Other consumer (1)	417	300	9	17	7	6	433	323	34,732	35,055
Total	475	$13,811	34	$3,040	44	$51,306	553	$68,157	$14,423,812	$14,491,969

	December 31, 2024
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	7	$5,807	1	$5	5	$13,843	13	$19,655	$3,028,016	$3,047,671
Commercial real estate	3	33,087	—	—	3	20,458	6	53,545	6,703,163	6,756,708
Commercial construction	—	—	—	—	—	—	—	—	782,078	782,078
Small business	6	830	4	24	3	29	13	883	280,898	281,781
Residential real estate	27	6,310	9	1,401	10	2,224	46	9,935	2,450,665	2,460,600
Home equity	9	1,046	11	764	10	1,126	30	2,936	1,137,232	1,140,168
Other consumer (1)	596	441	3	7	6	6	605	454	38,918	39,372
Total	648	$47,521	28	$2,201	37	$37,686	713	$87,408	$14,420,970	$14,508,378
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
(2)The amount of net deferred fees/costs on originated loans included in the ending balance was $6.0 million and $6.1 million at March 31, 2025 and December 31, 2024, respectively. Net unamortized discounts on acquired loans included in the ending balance were $7.7 million and $8.1 million at March 31, 2025 and December 31, 2024, respectively.

Loan Modifications

The following tables present the period end amortized cost basis of loans modified to borrowers experiencing financial difficulty during the periods indicated, disaggregated by class of financing receivable, type of modification granted and the financial effect of the modifications:

	Three Months Ended March 31, 2025
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$5,204	0.17%	Added a weighted-average contractual term of 11 months to the life of the loans
Commercial real estate	3,375	0.05%	Added a weighted-average contractual term of 6 months to the life of the loans
Residential real estate	277	0.01%	Extended contractual term on one loan by 17.8 years
Total	$8,856

Other Than Insignificant Payment Delay
Commercial real estate	$11,002	0.17%	Modification was made with minimal financial effect
Total	$11,002

Term Extension and Interest Rate Reduction
Commercial real estate	$12,109	0.18%	Extended the contractual term on one loan by 4.5 years and reduced the interest rate from 8.01% to 7.45%
Home equity	958	0.08%	Extended the contractual term on one loan by 25.0 years and reduced the interest rate from 7.25% to 6.88%
Total	$13,067
Total Outstanding Modified	$32,925

	Three Months Ended March 31, 2024
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$9,725	0.33%	Added a weighted-average contractual term of 3 months to the life of the loans
Commercial real estate	3,375	0.05%	Added a weighted-average contractual term of 6 months to the life of the loans
Commercial construction	10,644	1.28%	Added a weighted-average contractual term of 5 months to the life of the loans
Total	$23,744

Interest Rate Reduction

Small business	51	0.02%	Reduced contractual rate on one loan from 11.00% to 8.20%
Total	$51

Other Than Insignificant Payment Delays
Commercial and industrial	$8,160	0.28%	Modification was made with minimal financial effect
Total	$8,160

Term Extension and Interest Rate Reduction
Commercial and industrial	$179	0.01%	Extended the contractual term on one loan by 1.5 years and reduced the interest rate from 10.10% to 7.20%
Home equity	72	0.01%	Extended the contractual term on one loan by 8.1 years and reduced the interest rate from 10.00% to 6.80%
Total	$251
Total Outstanding Modified	$32,206

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. At March 31, 2025, all material loans modified to borrowers experiencing financial difficulty during the previous twelve months were performing in accordance with modified terms, with the exception of one $4.6 million commercial real estate loan that was greater than 90 days past due at period end and in the process of being resolved. At March 31, 2024, all material loans modified to borrowers experiencing financial difficulty during the previous twelve months were performing in accordance with modified terms.

The Company considers a loan to have defaulted when it reaches 90 days past due. During the three months ended March 31, 2025 and March 31, 2024, respectively, there were no material loans that had a payment default during the period and were modified to a borrower experiencing financial difficulty in the previous twelve months.

At March 31, 2025 the Company had no additional commitments to lend to borrowers experiencing financial difficulty whose loans were modified and included in the above tables for the three months then ended. At March 31, 2024, the Company had $640,000 in additional commitments to lend to one borrower experiencing financial difficulty, pertaining to a construction loan that was modified during the three months then ended with a term extension.

Loan modifications to borrowers experiencing financial difficulty are evaluated on a collective basis with loans sharing similar risk characteristics in accordance with the current expected credit loss ("CECL") methodology.

NOTE 5 - BORROWINGS

On March 25, 2025, the Company completed the issuance of $300.0 million of fixed-to-floating rate subordinated notes (“the Notes”). The Notes mature on April 1, 2035, however, with regulatory approval, the Company may redeem the Notes without penalty at any scheduled payment date on or after April 1, 2030. The Notes carry interest at a fixed rate of 7.25% through April 1, 2030, after which the Notes convert to a variable rate.

The Company intends to use the net proceeds for general corporate purposes, which may include redeeming Enterprise Bancorp, Inc.’s (“Enterprise”) fixed-to-floating rate subordinated notes due July 15, 2030 following the consummation of the Company’s merger with Enterprise.

NOTE 6 - STOCK BASED COMPENSATION
During the three months ended March 31, 2025, the Company had the following activity related to stock based compensation:
Time Vested Restricted Stock Awards
The Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/15/2025	1,090	2023 Omnibus Incentive Plan	$69.09	Ratably over 3 years from grant date
2/20/2025	113,000	2023 Omnibus Incentive Plan	$68.83	Ratably over 3 years from grant date
3/15/2025	2,600	2023 Omnibus Incentive Plan	$62.84	Ratably over 3 years from February 20, 2025

Performance-Based Restricted Stock Awards
    On February 20, 2025, the Company granted 43,100 performance-based restricted stock awards, representing the maximum number of shares that may be earned under the awards, to certain executive level employees. These performance-based restricted stock awards were issued from the 2023 Omnibus Incentive Plan and were determined to have a grant date fair value per share of $68.83. The number of shares to be vested is contingent upon the Company's attainment of certain performance criteria to be measured at the end of a three-year performance period ending December 31, 2027. The awards will vest upon the earlier of the date on which it is determined if the performance goal is achieved subsequent to the performance period, or March 15, 2028.
    On March 19, 2025, the performance-based restricted stock awards that were awarded on February 17, 2022 vested at 78% of the maximum target shares awarded, or 10,255 shares, net of forfeitures.

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

The following tables reflect information about the Company’s derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

March 31, 2025
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	1.33	4.34%	3.67%	$1,055

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	700,000	1.64	4.34%	2.76%	(15,381)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	150,000	1.70	4.46%	3.94% - 2.33%	(832)

Total	$1,250,000				$(15,158)

December 31, 2024
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	1.58	4.56%	3.67%	$2,724

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	750,000	1.77	4.57%	2.78%	(21,205)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	150,000	1.94	4.70%	3.94% - 2.33%	(1,529)

Total	$1,300,000				$(20,010)

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.0 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $952,000 (pre-tax) to be reclassified as an increase to net interest income and $8.3 million (pre-tax) to be reclassified as a decrease to net interest income, from other comprehensive income related to the Company’s cash flow hedges in the twelve months following March 31, 2025.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at March 31, 2025.
The Company had no fair value hedges as of March 31, 2025 or December 31, 2024.

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

The following tables reflect the Company’s customer related derivative positions at the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2025
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	277	$262,397	$199,296	$310,429	$154,001	$875,101	$1,801,224	$(66,195)
Pay fixed, receive variable	277	262,397	199,296	310,429	154,001	875,101	1,801,224	66,160
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	38	118,366	—	—	—	—	118,366	(137)
Buys U.S. currency, sells foreign currency	38	118,366	—	—	—	—	118,366	199
Risk participation agreements
Participation out	17	—	—	48,261	—	95,085	143,346	81
Participation in	12	—	35,772	—	15,199	—	50,971	(14)

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2024
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	276	$261,222	$225,043	$252,911	$208,762	$869,095	$1,817,033	$(92,913)
Pay fixed, receive variable	276	261,222	225,043	252,911	208,762	869,095	1,817,033	92,875
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	34	112,156	12,120	—	—	—	124,276	(5,363)
Buys U.S. currency, sells foreign currency	34	112,156	12,120	—	—	—	124,276	5,424
Risk participation agreements
Participation out	18	23,672	—	27,140	21,256	91,053	163,121	56
Participation in	12	—	13,016	22,904	15,334	—	51,254	(12)
(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company’s fair value election. The fair value of loans held for sale increased by $57,000 and $70,000 for the three months ended March 31, 2025 and 2024, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.

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
The aggregate amount of net realized gains on sales of mortgage loans included within mortgage banking income was $705,000 and $593,000 for the three months ended March 31, 2025 and 2024, respectively.
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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	March 31 2025		December 31 2024		March 31 2025		December 31 2024
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$1,106	(3)	$2,724	(3)	$16,264	(4)	$22,734	(4)
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	75,729	(3)	95,606	(3)	75,764	(4)	95,644	(4)
Foreign exchange contracts	2,113		5,424		2,051		5,363
Risk participation agreements	81		56		14		12
Mortgage Derivatives
Interest rate lock commitments	329		77		—		2
Forward sale loan commitments	2		13		—		—
Forward sale hedge commitments	—		58		60		—
Total derivatives not designated as hedges	78,254		101,234		77,889		101,021
Total	79,360		103,958		94,153		123,755

Netting Adjustments (5)	(36,002)		(46,664)		15,058		21,078
Net Derivatives on the Balance Sheet	43,358		57,294		79,095		102,677

Financial instruments (6)	5,638		2,894		5,638		2,894
Cash collateral pledged (received)	(19,250)		(33,283)		—		—
Net Derivative Amounts	$18,470		$21,117		$73,457		$99,783
(1)All asset derivatives are reflected in other assets on the balance sheet.
(2)All liability derivatives are reflected in other liabilities on the balance sheet.
(3)Approximately $119,000 and $1.7 million of accrued interest receivable is included in the fair value of interest rate and loan level derivative assets, respectively, at March 31, 2025, in comparison to accrued interest receivable of approximately $195,000 and $2.2 million, respectively, at December 31, 2024.
(4)Approximately $656,000 and $1.7 million of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities, respectively, at March 31, 2025, in comparison to accrued interest payable of approximately $825,000 and $2.2 million, respectively, at December 31, 2024.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended
	March 31
	2025	2024
	(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivatives (effective portion), net of tax	$3,456	$(1,488)
Loss reclassified from OCI into interest income or interest expense (effective portion)	$(2,670)	$(5,856)
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$36	$35
Other expense	(17)	(72)
Changes in fair value of mortgage derivatives
Mortgage banking income	125	131
Total	$144	$94

    The Company’s derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. All derivative instruments with credit-risk contingent features were in a net asset position at March 31, 2025 and December 31, 2024.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company’s exposure relating to institutional counterparties was $72.1 million and $97.0 million at March 31, 2025 and December 31, 2024, respectively. The Company’s exposure relating to customer counterparties was approximately $4.8 million and $1.4 million at March 31, 2025 and December 31, 2024, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
Valuation Techniques
There were no changes in the valuation techniques used during the three months ended March 31, 2025.
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

Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2025 and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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
	March 31, 2025
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$4,816	$4,816	$—	$—
Equity securities	21,250	21,250	—	—
Securities available for sale
U.S. government agency securities	213,267	—	213,267	—
U.S. treasury securities	550,149	—	550,149	—
Agency mortgage-backed securities	450,056	—	450,056	—
Agency collateralized mortgage obligations	28,288	—	28,288	—
State, county, and municipal securities	195	—	195	—
Pooled trust preferred securities issued by banks and insurers	1,095	—	1,095	—
Small business administration pooled securities	40,717	—	40,717	—
Loans held for sale	8,524	—	8,524	—
Derivative instruments	79,360	—	79,360	—
Liabilities
Derivative instruments	94,153	—	94,153	—
Total recurring fair value measurements	$1,303,564	$26,066	$1,277,498	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$67,770	$—	$—	$67,770
Total nonrecurring fair value measurements	$67,770	$—	$—	$67,770

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
	March 31, 2025
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. treasury securities	$100,812	$94,546	$—	$94,546	$—
Agency mortgage-backed securities	779,032	727,239	—	727,239	—
Agency collateralized mortgage obligations	410,186	352,755	—	352,755	—
Small business administration pooled securities	119,929	114,593	—	114,593	—
Loans, net of allowance for credit losses (b)	14,280,107	13,362,461	—	—	13,362,461
Federal Home Loan Bank stock (c)	25,804	25,804	—	25,804	—
Cash surrender value of life insurance policies (d)	306,077	306,077	—	306,077	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$12,966,505	$12,966,505	$—	$12,966,505	$—
Time certificates of deposits (f)	2,709,512	2,701,932	—	2,701,932	—
Federal Home Loan Bank borrowings (f)	500,506	500,466	—	500,466	—
Junior subordinated debentures (g)	62,861	61,987	—	61,987	—
Subordinated debentures (f)	296,507	291,957	—	—	291,957

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated for the periods indicated:

	Three Months Ended
	March 31 2025	March 31 2024
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$7,053	$6,228
Interchange fees	3,083	2,897
ATM fees	1,032	1,056
Investment management - wealth management and advisory services	10,022	9,080
Investment management - retail investments and insurance revenue	1,198	861
Payment processing income	560	538
Credit card income	587	533
Other noninterest income	1,563	1,114
Total noninterest income in-scope of ASC 606	25,098	22,307
Total noninterest income out-of-scope of ASC 606	7,441	7,636
Total noninterest income	$32,539	$29,943

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

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Receivables, included in other assets	$6,079	$5,968

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

NOTE 10 - OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended March 31, 2025
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$21,264	$(4,870)	$16,394
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	21,264	(4,870)	16,394

Change in fair value of cash flow hedges	2,089	(572)	1,517
Less: net cash flow hedge losses reclassified into interest income or interest expense	(2,670)	731	(1,939)
Net change in fair value of cash flow hedges	4,759	(1,303)	3,456

Amortization of net actuarial gains	(66)	18	(48)
Amortization of net prior service costs	4	(1)	3
Net change in other comprehensive income for defined benefit postretirement plans (1)	(62)	17	(45)
Total other comprehensive income	$25,961	$(6,156)	$19,805

	Three Months Ended March 31, 2024
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(3,952)	$944	$(3,008)
Less: net security losses reclassified into other noninterest expense	—	—	—
Net change in fair value of securities available for sale	(3,952)	944	(3,008)

Change in fair value of cash flow hedges	(7,904)	2,161	(5,743)
Less: net cash flow hedge losses reclassified into interest income or interest expense	(5,856)	1,601	(4,255)
Net change in fair value of cash flow hedges	(2,048)	560	(1,488)

Amortization of net actuarial gains	(25)	7	(18)
Amortization of net prior service costs	4	(1)	3
Net change in other comprehensive income for defined benefit postretirement plans (1)	(21)	6	(15)
Total other comprehensive loss	$(6,021)	$1,510	$(4,511)

(1)The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in Note 12 - Employee Benefit Plans within the Notes to the Consolidated Financial Statements included in Item 8 of the Company’s 2024 Form 10-K.

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2025
Beginning balance: January 1, 2025	$(79,488)	$(13,862)	$3,343	$(90,007)
Net change in other comprehensive income (loss)	16,394	3,456	(45)	19,805
Ending balance: March 31, 2025	$(63,094)	$(10,406)	$3,298	$(70,202)
	2024
Beginning balance: January 1, 2024	$(96,231)	$(20,575)	$1,979	$(114,827)
Net change in other comprehensive income (loss)	(3,008)	(1,488)	(15)	(4,511)
Ending balance: March 31, 2024	$(99,239)	$(22,063)	$1,964	$(119,338)

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
    The following table summarizes the above financial instruments at the dates indicated:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Commitments to extend credit	$4,644,981	$4,663,314
Loan exposures sold with recourse	139,034	141,151
Standby letters of credit	25,461	24,863
Deferred standby letter of credit fees	202	213

Lease Commitments
The Company leases space for offices, parking, and ATM locations, as well as certain branch locations under noncancellable operating leases. Several of these leases contain renewal options to extend lease terms for a period of 1 to 20 years.
During the quarter ended March 31, 2025, there were no significant changes in future minimum lease payments payable by the Company. See the Company's 2024 Form 10-K for information regarding leases and other commitments.
Other Contingencies
At March 31, 2025, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

NOTE 12 - SEGMENT INFORMATION

The Company is a bank holding company, the principal subsidiary of which is the Bank. The Bank provides a variety of banking, investment, and financial services through its retail branches, commercial banking centers, investment management offices, and mortgage lending centers throughout Eastern Massachusetts, as well as in Worcester County and Rhode Island. The Bank is a community-oriented commercial bank, and has only one reportable segment, which is community banking. The community banking segment derives revenues primarily from providing loans to individuals and small-to-medium sized businesses in its market area. The accounting policies of the community banking segment are the same as those described in Note 1, “Summary of Significant Accounting Policies” within the Notes to Consolidated Financial Statements included in Item 8 of the Company’s 2024 Form 10-K.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “2024 Form 10-K”).

Cautionary Statement Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q (this “Report”), in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “could,” “will,” “may,” “expect,” “believe,” “forecast,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” “estimate,” “intend,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the 2024 Form 10-K, include but are not limited to:

•adverse economic conditions in the regional and local economies within the New England region and the Company’s market area;
•events impacting the financial services industry, including high profile bank failures, and any resulting decreased confidence in banks among depositors, investors, and other counterparties, as well as competition for deposits and significant disruption, volatility and depressed valuations of equity and other securities of banks in the capital markets;
•the effects to the Company of an increasingly competitive labor market, including the possibility that the Company will have to devote significant resources to attract and retain qualified personnel;
•political and policy uncertainties in the U.S., changes in U.S. and international trade policies, such as tariffs, trade wars, related uncertainty or other factors, and the potential impact of such factors on the Company and its customers, including the potential for decreases in deposits and loan demand, unanticipated loan delinquencies, loss of collateral and decreased service revenues;
•the instability or volatility in financial markets and unfavorable domestic or global general economic, political or business conditions, whether caused by geopolitical concerns, including the Russia/Ukraine conflict, the conflict in Israel and surrounding areas and the possible expansion of such conflicts;
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
•failure to consummate or a delay in consummating the acquisition of Enterprise, including as a result of any failure to obtain the necessary regulatory approvals or to satisfy any of the other conditions to the proposed transaction on a timely basis or at all;
•risks related to the Company’s pending acquisition of Enterprise and acquisitions generally, including disruptions to current plans and operations; difficulties in customer and employee retention; fees, expenses and charges related to these transactions being significantly higher than anticipated; unforeseen integration issues or impairment of goodwill and/or other intangibles; and the Company’s inability to achieve expected revenues, cost savings, synergies, and other benefits at levels or within the timeframes originally anticipated;
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
•operational risks related to the Company and its customers’ reliance on information technology; cyber threats, attacks, intrusions, and fraud; and outages or other issues impacting the Company or its third party service providers which could lead to interruptions or disruptions of the Company’s operating systems, including systems that are customer facing, and adversely impact the Company’s business; and
•any unexpected material adverse changes in the Company’s operations or earnings.

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

		Three Months Ended
	March 31 2025	December 31 2024	September 30 2024	June 30 2024	March 31 2024
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$2,719,792	$2,711,349	$2,765,575	$2,765,723	$2,845,715
Loans	14,491,969	14,508,378	14,360,807	14,400,942	14,330,594
Allowance for credit losses	(144,092)	(169,984)	(163,696)	(150,859)	(146,948)
Goodwill and other intangible assets	996,013	997,356	998,773	1,000,233	1,001,698
Total assets	19,888,209	19,373,565	19,408,117	19,411,037	19,324,613
Total deposits	15,676,017	15,305,978	15,441,023	15,409,587	15,043,221
Total borrowings	859,874	701,374	663,380	693,386	1,025,393
Stockholders’ equity	3,033,392	2,993,120	2,977,148	2,919,249	2,884,208
Nonperforming loans	89,493	101,529	104,248	57,451	56,941
Nonperforming assets	89,493	101,529	104,358	57,561	57,051
Income statement
Interest income	$211,920	$216,320	$216,524	$211,864	$208,045
Interest expense	66,415	71,659	74,821	73,938	70,606
Net interest income	145,505	144,661	141,703	137,926	137,439
Provision for credit losses	15,000	7,500	19,500	4,250	5,000
Noninterest income	32,539	32,191	33,549	32,330	29,943
Noninterest expenses	105,878	106,422	100,443	99,614	99,887
Net income	44,424	50,033	42,947	51,330	47,770
Per share data
Net income—basic	$1.04	$1.18	$1.01	$1.21	$1.12
Net income—diluted	1.04	1.18	1.01	1.21	1.12
Cash dividends declared	0.59	0.57	0.57	0.57	0.57
Book value per share	71.19	70.43	70.08	68.74	67.94
Tangible book value per share (1)	47.81	46.96	46.57	45.19	44.34
Performance ratios
Return on average assets	0.93%	1.02%	0.88%	1.07%	1.00%
Return on average common equity	5.94%	6.64%	5.75%	7.10%	6.63%
Net interest margin (on a fully tax equivalent basis)	3.42%	3.33%	3.29%	3.25%	3.23%
Dividend payout ratio	54.53%	48.40%	56.37%	47.14%	49.36%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.62%	0.70%	0.73%	0.40%	0.40%
Nonperforming assets as a percent of total assets	0.45%	0.52%	0.54%	0.30%	0.30%
Allowance for credit losses as a percent of total loans	0.99%	1.17%	1.14%	1.05%	1.03%
Allowance for credit losses as a percent of nonperforming loans	161.01%	167.42%	157.03%	262.59%	258.07%

Capital ratios
Equity to assets	15.25%	15.45%	15.34%	15.04%	14.92%
Tangible equity to tangible assets (1)	10.78%	10.86%	10.75%	10.42%	10.27%
Tier 1 leverage capital ratio	11.43%	11.32%	11.22%	11.09%	10.95%
Common equity tier 1 capital ratio	14.52%	14.65%	14.57%	14.40%	14.16%
Tier 1 risk-based capital ratio	14.52%	14.65%	14.57%	14.40%	14.16%
Total risk-based capital ratio	17.91%	16.04%	15.95%	15.84%	15.57%

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
On December 9, 2024, the Company announced the signing of a definitive merger agreement under which the Company will acquire Enterprise Bancorp, Inc. (“Enterprise”), with the Company as the surviving entity, and Enterprise Bank and Trust Company will merge with and into Rockland Trust (the “Merger Agreement”). The transaction is valued at approximately $562 million. The closing of the Enterprise acquisition, which is expected to occur during the third quarter of 2025, was approved by Enterprise’s shareholders on April 3, 2025, and remains subject to required regulatory approvals and satisfaction of other customary closing conditions set forth in the Merger Agreement.

First Quarter 2025 Results

Net income for the three months ended March 31, 2025 was $44.4 million, or $1.04 on a diluted earnings per share basis, as compared to $47.8 million, or $1.12 on a diluted earnings per share basis, for the three months ended March 31, 2024, representing decreases of 7.0% and 7.1%, respectively. First quarter 2025 results were negatively impacted by a $15.0 million loan loss provision attributable to elevated charge-off activity and additional specific reserve allocations. Despite a rise in the provision for credit losses, first quarter 2025 results reflected solid overall business activity amidst a continued challenging environment, including the following key drivers:

•Net interest margin expansion to 3.42%;
•Strong fee income;
•Focused expense management;
•Robust deposit growth of $370.0 million (9.8% annualized);
•$300 million subordinated debt raise completed in March 2025; and
•Tangible book value per share growth of $0.85.

Interest-Earning Assets

    The results depicted in the following table reflect the trend of the Company's interest-earning assets over the past five quarters. While the Company employs a longer term strategy that typically emphasizes loan growth commensurate with overall economic growth, changes over the trailing five quarter period reflect relatively consistent balances of total interest-earning assets. The following table summarizes the Company's average interest-earning assets for each period presented:

Interest-Earning Assets
$ (billions)
$20
$18
$16
$14
$12
$10
$8
$6
$4
$2
$0
$17.2
$17.2
$17.3
$17.4
$17.4
$3.5
$3.5
$3.6
$3.6
$3.6
$10.8
$10.8
$10.8
$10.8
$10.8
$0.1
$0.1
$0.1
$0.3
$0.2
$2.8
$2.8
$2.8
$2.7
$2.8
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Securities
Other interest-earning assets
Commercial loans
Consumer loans

    Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and credit losses.

Funding and Net Interest Margin

    The Company's overall sources of funding reflect strong business and retail deposit growth with a management emphasis on core deposit growth to fund loans. The first quarter of 2025 reflected an increase in the Company’s total funding sources, driven primarily by robust deposit growth of $370.0 million, largely within the money market and savings and interest checking account categories. Net borrowings also increased by $158.5 million during the first quarter to $859.9 million at March 31, 2025, reflecting a $300.0 million subordinated debt raise in March 2025, partially offset by $138.0 million in paydowns on short-term and overnight Federal Home Loan Bank (“FHLB”) borrowings. The following chart shows sources of funding for the trailing five quarters:

Sources of Funding
$16.1
$16.1
$16.1
$16.0
$16.6
$16
$14
$12
$10
$8
$6
$4
$2
$0
$ (Billions)
$1.0
$2.4
$2.9
$5.2
$4.5
$0.7
$2.7
$3.1
$5.2
$4.4
$0.7
$2.8
$3.0
$5.2
$4.5
$0.7
$2.7
$3.0
$5.2
$4.4
$0.9
$2.7
$3.3
$5.3
$4.4
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Period Ending
Noninterest-bearing deposits
Savings and interest checking accounts
Money market
Time certificates of deposits
Borrowings

The Company's ratio of core deposits to total deposits increased as of March 31, 2025, driven by growth in core deposit balances along with a decrease in time deposits during the first quarter. The following chart shows the percentage of core deposits for the trailing five quarters:

Core Deposit % of Total Deposits (1)
90.00%
85.00%
80.00%
75.00%
83.22%
81.94%
81.71%
81.65%
82.68%
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
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
$1.0
$11.0
$5.0
$6.8
$32.2
$8.3
$1.1
$10.8
$4.9
$7.1
$32.5
$8.9
$0.7
$11.2
$4.6
$7.1
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
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

    The Company declared a quarterly cash dividend of $0.59 per share for the first quarter of 2025, representing an increase of 3.5% from the 2024 first quarter dividend rate of $0.57.

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

    The following table summarizes the impact of noncore items on net income and reconciles non-GAAP net operating earnings to net income available to common shareholders for the periods indicated:

	Three Months Ended March 31
	Net Income		Diluted Earnings Per Share
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$44,424	$47,770	$1.04	$1.12
Non-GAAP adjustments
Noninterest expense components
Add: merger and acquisition expenses	1,155	—	0.03	—
Noncore increases to income before taxes	1,155	—	0.03	—
Net tax benefit associated with noncore items (1)	(325)	—	(0.01)	—
Noncore increases to net income	830	—	0.02	—
Operating net income (Non-GAAP)	$45,254	$47,770	$1.06	$1.12
(1)The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company’s combined marginal tax rate to only those items included in net taxable income.

The following table summarizes the impact of noncore items with respect to the Company’s total revenue, noninterest income as a percentage of total revenue, and the efficiency ratio for the periods indicated:

	Three Months Ended
	March 31 2025	December 31 2024	September 30 2024	June 30 2024	March 31 2024
	(Dollars in thousands)
Net interest income (GAAP)	$145,505	$144,661	$141,703	$137,926	$137,439	(a)

Noninterest income (GAAP)	$32,539	$32,191	$33,549	$32,330	$29,943	(b)

Noninterest expense (GAAP)	$105,878	$106,422	$100,443	$99,614	$99,887	(c)
Less:
Merger and acquisition expense	1,155	1,902	—	—	—
Noninterest expense on an operating basis (Non-GAAP)	$104,723	$104,520	$100,443	$99,614	$99,887	(d)

Total revenue (GAAP)	$178,044	$176,852	$175,252	$170,256	$167,382	(a+b)

Ratios
Efficiency ratio (GAAP) (calculated by dividing total noninterest expense by total revenue)	59.47%	60.18%	57.31%	58.51%	59.68%	(c/(a+b))
Efficiency ratio on an operating basis (Non-GAAP) (calculated by dividing total noninterest expense on an operating basis by total revenue)	58.82%	59.10%	57.31%	58.51%	59.68%	(d/(a+b))

The following table summarizes the calculation of tangible common equity to tangible assets ratio and tangible book value per share and shows the reconciliation of non-GAAP measures:

	March 31 2025	December 31 2024	September 30 2024	June 30 2024	March 31 2024
Tangible common equity	(Dollars in thousands, except per share data)
Stockholders' equity (GAAP)	$3,033,392	$2,993,120	$2,977,148	$2,919,249	$2,884,208	(a)
Less: Goodwill and other intangibles	996,013	997,356	998,773	1,000,233	1,001,698
Tangible common equity (Non-GAAP)	2,037,379	1,995,764	1,978,375	1,919,016	1,882,510	(b)
Tangible assets
Assets (GAAP)	19,888,209	19,373,565	19,408,117	19,411,037	19,324,613	(c)
Less: Goodwill and other intangibles	996,013	997,356	998,773	1,000,233	1,001,698
Tangible assets (Non-GAAP)	$18,892,196	$18,376,209	$18,409,343	$18,410,804	$18,322,915	(d)

Common shares	42,610,271	42,500,611	42,480,765	42,469,867	42,452,457	(e)

Common equity to assets ratio (GAAP)	15.25%	15.45%	15.34%	15.04%	14.92%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	10.78%	10.86%	10.75%	10.42%	10.27%	(b/d)
Book value per share (GAAP)	$71.19	$70.43	$70.08	$68.74	$67.94	(a/e)
Tangible book value per share (Non-GAAP)	$47.81	$46.96	$46.57	$45.19	$44.34	(b/e)

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
There have been no material changes in critical accounting estimates during the first three months of 2025. Refer to “Critical Accounting Estimates” in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's 2024 Form 10-K for a complete listing of critical accounting policies.

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
Total securities remained consistent at $2.7 billion during the first quarter of 2025 as new purchases of $70.8 million and unrealized gains of $21.3 million in the available for sale portfolio were offset by maturities, calls, and paydowns, in the combined available for sale and held to maturity portfolios during the quarter. Total securities represented 13.7% and 14.0% of total assets at March 31, 2025 and December 31, 2024, respectively. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss ("CECL") methodology. Further details regarding the Company's measurement of expected credit losses on securities can be found in Note 3 “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

Residential Mortgage Loan Sales The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Depending on market conditions, the Bank may sell the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing asset is recognized. Additionally, as part of its asset/liability management strategy, the Bank may opt to retain certain residential real estate loan originations for its portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are found to be not accurate in all material respects. The Company incurred no material losses related to residential mortgage repurchases during the three months ended March 31, 2025 and 2024, respectively.

     The following table shows the total residential real estate loans closed and the breakdown of amounts held in portfolio or sold (or held for sale) in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended March 31
	2025	2024
	(Dollars in thousands)
Held in portfolio	$45,250	$30,538
Sold or held for sale in the secondary market	38,272	46,501
Total closed loans	$83,522	$77,039

The table below reflects additional information related to the loans sold during the periods indicated and the sale or retention of the related servicing rights:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended March 31
	2025	2024
	(Dollars in thousands)
Sold with servicing rights released	$35,971	$38,236
Sold with servicing rights retained (1)	1,105	3,364
Total loans sold	$37,076	$41,600
(1) All loans sold with servicing rights retained during the above periods were sold without recourse.

In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $275.8 million, $280.2 million and $296.0 million at March 31, 2025, December 31, 2024, and March 31, 2024, respectively.

    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended March 31
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$2,466	$2,641
Additions	8	24
Amortization	(86)	(105)
Change in valuation allowance	(14)	70
Balance at end of period	$2,374	$2,630
See Note 7, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio The Company's total loan portfolio at March 31, 2025 remained consistent at $14.5 billion when compared to December 31, 2024. On the commercial side, growth within the commercial and industrial portfolio of $62.8 million, or 2.1% (8.4% annualized), was offset by decreases in the combined commercial real estate and construction categories. The small business portfolio also continued its steady growth, rising by $7.4 million, or 2.6% (10.6% annualized), during the first quarter. On the consumer side, the total loan portfolio grew slightly by $4.6 million, or 0.1% from the prior quarter, as modest growth in residential real estate and home equity products were partially offset by a decrease in other consumer loans.

The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as nonowner-occupied commercial real estate, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types, including multi-family apartment buildings, residential development tracts and condominiums.
The following pie chart shows the diversification of the commercial real estate loan portfolio as of March 31, 2025:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $7.4 billion*

Other: 2.9%
Healthcare: 1.7%
Retail: 17.5%
Multi-Family: 27.1%
Lodging: 10.8%
Residential - Related: 14.0%
Industrial/Warehouse: 10.6%
Mixed-Use Office: 1.8%
Office: 13.6%

*Inclusive of commercial construction balances.

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$1,934
Largest individual commercial real estate mortgage outstanding	$60,292
Commercial real estate nonperforming loans/commercial real estate loans	0.88%

    Commercial and industrial loans consist of both term loans and revolving or non-revolving lines of credit. Term loans generally have a repayment schedule of five years or less. In addition, the Bank generally obtains personal guarantees from the principal owners of the borrower for its commercial and industrial loans. Lines of credit, including asset-based lines, are typically collateralized by accounts receivable, inventory, or both, as well as other business assets. Commercial lines of credit and asset-based lines generally are reviewed on an annual basis and usually require either a borrowing base formula or reflect varying levels of repayment of principal during the course of a year. Additionally, other commercial term loans are typically secured by machinery and equipment, and/or owner occupied commercial real estate. To limit the risk within this portfolio, the loans are made across a diverse set of industry groups. The following pie chart shows the diversification of the commercial and industrial portfolio as of March 31, 2025:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $3.1 billion

All Other: 22.1%
Retail Trade: 21.2%
Accommodation and Food Services: 5.7%
Real Estate/Rental and Leasing: 12.2%
Educational Services: 5.4%
Manufacturing: 7.5%
Health Care and Social Assistance: 8.9%
Wholesale Trade: 8.7%
Construction: 8.3%

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$565
Largest individual commercial and industrial loan outstanding	$46,302
Commercial and industrial nonperforming loans/commercial and industrial loans	0.31%

    The Company's consumer portfolio primarily consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company's market area. The Company also provides home equity loans and lines of credit that may be made as a fixed-rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for other personal needs. Other consumer loans primarily consist of installment loans and overdraft protections. The residential real estate, home equity and other consumer portfolios totaled $3.6 billion at March 31, 2025, as noted below:

Consumer Portfolio Composition
Total Portfolio of $3.6 Billion

Other consumer: 1.0%
Home equity - subordinate positions: 18.1%
Home equity - first position: 13.3%
Residential real estate: 67.6%

(Dollars in thousands)
Average loan size	$117
Largest individual consumer loan outstanding	$5,290
Consumer nonperforming loans/consumer loans	0.38%

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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	March 31 2025	December 31 2024	March 31 2024
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$9,683	$14,152	$17,747
Commercial real estate	65,840	74,343	24,106
Small business	156	302	316
Residential real estate	10,966	10,243	9,947
Home equity	2,840	2,479	4,805
Other consumer	8	10	20
Total nonperforming loans	$89,493	$101,529	$56,941
Other real estate owned	—	—	110
Total nonperforming assets	$89,493	$101,529	$57,051
Nonperforming loans as a percent of gross loans	0.62%	0.70%	0.40%
Nonperforming assets as a percent of total assets	0.45%	0.52%	0.30%

    The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended
	March 31 2025	March 31 2024
	(Dollars in thousands)
Nonperforming assets beginning balance	$101,529	$54,493
New to nonperforming	41,777	19,258
Loans charged-off	(41,400)	(881)
Loans paid-off	(10,932)	(6,982)
Loans restored to performing status	(1,356)	(8,855)
Other	(125)	18
Nonperforming assets ending balance	$89,493	$57,051

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
In accordance with its Allowance for Credit Losses Program, the Company uses the Current Expected Credit Losses (or “CECL”) model methodology to estimate credit losses for financial assets on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The model estimates expected credit losses using loan level data over the contractual life of the exposure, which is adjusted for estimated prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period of 12 months, beyond which is a reversion to the Company’s historical long-run average over a period of six months. The Company’s qualitative assessment is structured based upon nine qualitative risk factors impacting the expected risk of loss within the loan portfolio, with an additional factor designed to capture model imprecision. Loans that do not share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that will be individually assessed, the Company uses either a discounted cash flow approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable.

Management's allowance for credit loss estimate incorporates an economic forecast over a reasonable and supportable period of 12 months. As of March 31, 2025, management utilized the Moody’s Baseline forecast to estimate the effect of anticipated current and future economic conditions on the Company’s allowance for credit losses. This scenario selected by management assumes that general economic conditions will reflect a level of increased uncertainty regarding near-term growth, monetary policy will be impacted by a gradual reduction in Federal Reserve policy rates, and that progress toward inflation will be slowed as a result of changes in international trade policies. Additionally, the allowance for credit losses is qualitatively adjusted on a quarterly basis in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.

The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 6 - Summary of Net Charge-Offs/(Recoveries) to Average Loans Outstanding

	Net Charge-Offs/ (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended March 31, 2025
Commercial and industrial	$53	$3,045,816	0.01%
Commercial real estate	39,996	6,719,504	2.41%
Commercial construction	—	785,312	—%
Small business	99	290,245	0.14%
Residential real estate	—	2,464,464	—%
Home equity	78	1,140,190	0.03%
Other consumer (1)	666	38,618	6.99%
Total	$40,892	$14,484,149	1.14%

	Net Charge-Offs/ (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended March 31, 2024
Commercial and industrial	$(85)	$2,949,499	(0.01)%
Commercial real estate	—	6,721,292	—%
Commercial construction	—	842,480	—%
Small business	70	257,022	0.11%
Residential real estate	—	2,418,617	—%
Home equity	(133)	1,094,856	(0.05)%
Other consumer (1)	422	30,668	5.53%
Total	$274	$14,314,434	0.01%
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances and the associated net charge-offs.

Net charge-offs for the three months ended March 31, 2025 were $40.9 million compared to $274,000 at March 31, 2024. The elevated charge-off activity for the first quarter of 2025 was primarily attributable to three previously classified commercial loans, two of which had been specifically reserved for in a prior period.

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 7 - Summary of Allocation of Allowance for Credit Losses

	March 31 2025			December 31 2024
	Allowance Amount	Allowance Amount as a Percentage of Total Allowance	Percent of Loans in Category to Total Loans	Allowance Amount	Allowance Amount as a Percentage of Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$34,200	23.7%	21.5%	$27,800	16.4%	21.0%
Commercial real estate	60,117	41.8%	45.9%	92,535	54.4%	46.5%
Commercial construction	8,377	5.8%	5.5%	8,166	4.8%	5.4%
Small business	4,318	3.0%	2.0%	4,182	2.5%	1.9%
Residential real estate	25,469	17.7%	17.0%	25,238	14.8%	17.0%
Home equity	10,846	7.5%	7.9%	11,007	6.5%	7.9%
Other consumer	765	0.5%	0.2%	1,056	0.6%	0.3%
Total	$144,092	100.0%	100.0%	$169,984	100.0%	100.0%
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
For additional information regarding the Company’s allowance for credit losses, see Note 4 “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.
Federal Home Loan Bank Stock The Federal Home Loan Bank (“FHLB”) is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. The Company's investments in FHLB of Boston stock decreased to $25.8 million at March 31, 2025 from $31.6 million at December 31, 2024 in conjunction with paydowns of short term FHLB borrowings during the first quarter of 2025.
    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $996.0 million and $997.4 million at both March 31, 2025 and December 31, 2024.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company performed its annual goodwill impairment testing during the third quarter of 2024 and determined that the Company’s goodwill was not impaired as of August 31, 2024. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no other events or changes during the first quarter of 2025 that indicated impairment of goodwill and other intangible assets.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $306.1 million at March 31, 2025 compared to $304.0 million at December 31, 2024.
The Company recorded tax exempt income from life insurance policies of $2.1 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively. There were no gains on life insurance benefits recorded for the three months ended March 31, 2025 and $263,000 for the three months ended March 31, 2024.
Deposits As of March 31, 2025, total deposits were $15.7 billion, representing a $370.0 million, or 2.4%, increase from December 31, 2024. This growth was driven by increases in non-maturity consumer, business and municipal categories, partially offset by a decline in higher cost time deposits. Total noninterest bearing demand deposits comprised 28.1% of total deposits at March 31, 2025, as compared to 28.7% at December 31, 2024. The total cost of deposits was 1.56% and 1.48% for the three months ended March 31, 2025 and 2024, respectively.
The Company's deposits are comprised primarily of core deposits (demand, savings and money market), as well as time deposits. The Company's ratio of core deposits to total deposits represented 82.7% and 81.7% of total deposits as of March 31, 2025 and December 31, 2024, respectively, with the increase driven primarily by core deposit inflows. In addition, the Company may also utilize brokered deposit sources, as needed, with balances of $51.7 million and $61.2 million outstanding at March 31, 2025 and December 31, 2024, respectively.
The Company's deposit accounts are insured to the maximum extent permitted by the Deposit Insurance Fund which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The Company participates in the IntraFi Network, allowing it to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to access a reciprocal deposit exchange that can be used to benefit customers seeking increased FDIC insurance protection, and amounted to $1.1 billion at each of March 31, 2025 and December 31, 2024. The estimated balances of uninsured deposits at the Bank were $5.3 billion and $5.0 billion as of March 31, 2025 and December 31, 2024, respectively. Included in these amounts were $917.9 million and $814.0 million of collateralized deposits, which offer additional protection.
Borrowings  The Company's borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings were $859.9 million at March 31, 2025, representing an increase of $158.5 million as compared to December 31, 2024. The first quarter 2025 increase was driven by the issuance of $300.0 million in fixed-to-floating subordinated notes, partially offset by paydowns on short-term and overnight FHLB borrowings of $100.0 million and $38.0 million, respectively. Refer to Note 5, “Borrowings” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the subordinated notes.
The Company had $8.8 billion and $8.7 billion of assets pledged as collateral against borrowings at March 31, 2025 and December 31, 2024, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.
Capital Resources On March 20, 2025 the Company’s Board of Directors declared a cash dividend of $0.59 per share to shareholders of record as of the close of business on March 31, 2025. This dividend was paid on April 7, 2025.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 Capital and Common Equity Tier 1 Capital (as defined for regulatory purposes) to risk weighted assets (as defined for regulatory purposes) and Tier 1 Capital to average assets (as defined for regulatory purposes). Total capital consists of Tier 1 Capital and Tier 2 Capital, as defined in the regulations. Tier 2 capital includes the permissible portions of qualifying subordinated debt, trust preferred securities, and the allowance for credit losses.

At March 31, 2025 and December 31, 2024, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:

Table 8 - Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	March 31, 2025
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,617,417	17.91%	$1,169,101	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,121,794	14.52%	657,619	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,121,794	14.52%	876,826	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,121,794	11.43%	742,710	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,374,870	16.26%	$1,168,796	≥	8.0%	$1,460,995	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,236,754	15.31%	657,448	≥	4.5%	949,647	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,236,754	15.31%	876,597	≥	6.0%	1,168,796	≥	8.0%
Tier 1 capital (to average assets)	2,236,754	12.05%	742,624	≥	4.0%	928,280	≥	5.0%
	December 31, 2024
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,299,003	16.04%	$1,146,816	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,100,158	14.65%	645,084	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,100,158	14.65%	860,112	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,100,158	11.32%	741,953	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,210,775	15.43%	$1,146,528	≥	8.0%	$1,433,159	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,072,930	14.46%	644,922	≥	4.5%	931,554	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,072,930	14.46%	859,896	≥	6.0%	1,146,528	≥	8.0%
Tier 1 capital (to average assets)	2,072,930	11.18%	741,843	≥	4.0%	927,303	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At March 31, 2025, the Company's capital levels exceeded the buffer.
Dividend Restrictions The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company totaled $36.1 million and $47.9 million for the three months ended March 31, 2025 and 2024, respectively.
Investment Management The following table presents total assets under administration and number of accounts held by the Rockland Trust Investment Management Group at the following dates:
Table 9 - Assets Under Administration

	March 31 2025	December 31 2024	March 31 2024
	(Dollars in thousands)
Assets under administration	$7,098,961	$7,035,315	$6,804,032
Number of trust, fiduciary and agency accounts	6,688	6,637	6,595
The Company's Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.
Accounts maintained by the Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. The Investment Management Group generated gross fee revenues of $10.0 million and $9.1 million for the three months ended March 31, 2025 and 2024, respectively. Total assets under administration at March 31, 2025 were $7.1 billion, including $428.1 of investment solutions designed by Rockland Trust that are administered and executed through its agreement with LPL Financial ("LPL"), compared to $7.0 billion and $418.2 million, respectively, at December 31, 2024. The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC ("Bright Rock"), which provides institutional quality investment management services to both institutional and high net worth clients. Included in these same amounts as of March 31, 2025 and December 31, 2024 were assets under administration of $477.7 million and $491.5 million, respectively, related to Bright Rock.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.
The Bank has an agreement with LPL and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other Broker General Agents for the purposes of processing insurance solutions for clients. Retail investments and insurance revenue was $1.2 million and $861,000 for the three months ended March 31, 2025 and 2024, respectively.

RESULTS OF OPERATIONS
    The following table provides a summary of results of operations for the three months ended March 31, 2025 and 2024:

Table 10 - Summary of Results of Operations

	Three Months Ended March 31
	2025	2024
	(Dollars in thousands, except per share data)
Net income	$44,424	$47,770
Diluted earnings per share	$1.04	$1.12
Return on average assets	0.93%	1.00%
Return on average equity	5.94%	6.63%
Net interest margin	3.42%	3.23%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis (“FTE”), net interest income for the first quarter of 2025 was $146.6 million, representing an increase of $8.0 million, or 5.8%, when compared to the first quarter of 2024. The 2025 increase in net interest income was primarily attributable to higher yields on interest-earnings assets and decreased funding costs, resulting in a net interest margin of 3.42% for the three months ended March 31, 2025, representing an increase of 19 basis points compared to the same prior year period.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three months ended March 31, 2025 and 2024. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income tax rate that would have been paid if the income had been fully taxable.
Table 11 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended March 31
	2025			2024
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$141,410	$1,438	4.12%	$50,583	$483	3.84%
Securities
Securities - trading	4,513	—	—%	4,779	—	—%
Securities - taxable investments	2,747,039	15,296	2.26%	2,867,460	14,231	2.00%
Securities - nontaxable investments (1)	195	1	2.08%	190	2	4.23%
Total securities	$2,751,747	$15,297	2.25%	$2,872,429	$14,233	1.99%
Loans held for sale	6,396	92	5.83%	7,095	104	5.90%
Loans (2)
Commercial and industrial (1)	3,045,816	47,283	6.30%	2,949,499	44,618	6.08%
Commercial real estate (1)	6,719,504	84,919	5.13%	6,721,292	85,065	5.09%
Commercial construction	785,312	13,167	6.80%	842,480	15,421	7.36%
Small business	290,245	4,778	6.68%	257,022	4,160	6.51%
Total commercial	10,840,877	150,147	5.62%	10,770,293	149,264	5.57%
Residential real estate	2,464,464	27,716	4.56%	2,418,617	26,083	4.34%
Home equity	1,140,190	17,774	6.32%	1,094,856	18,444	6.78%
Total consumer real estate	3,604,654	45,490	5.12%	3,513,473	44,527	5.10%
Other consumer	38,618	593	6.23%	30,669	609	7.99%
Total loans	$14,484,149	$196,230	5.49%	$14,314,435	$194,400	5.46%
Total interest-earning assets	$17,383,702	$213,057	4.97%	$17,244,542	$209,220	4.88%
Cash and due from banks	197,536			177,506
Federal Home Loan Bank stock	27,646			47,203
Other assets	1,852,073			1,809,640
Total assets	$19,460,957			$19,278,891
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$5,222,353	$16,162	1.26%	$5,165,866	$14,856	1.16%
Money market	3,178,879	17,710	2.26%	2,844,014	15,991	2.26%
Time deposits	2,723,975	25,564	3.81%	2,297,219	23,473	4.11%
Total interest-bearing deposits	$11,125,207	$59,436	2.17%	$10,307,099	$54,320	2.12%
Borrowings
Federal Home Loan Bank borrowings	$547,713	$5,566	4.12%	$1,185,296	$14,631	4.96%
Junior subordinated debentures	62,860	974	6.28%	62,858	1,147	7.34%
Subordinated debentures	23,070	439	—%	40,651	508	5.03%
Total borrowings	$633,643	$6,979	4.47%	$1,288,805	$16,286	5.08%

Total interest-bearing liabilities	$11,758,850	$66,415	2.29%	$11,595,904	$70,606	2.45%
Noninterest bearing demand deposits	4,345,631			4,439,107
Other liabilities	323,728			347,573
Total liabilities	$16,428,209			$16,382,584
Stockholders' equity	3,032,748			2,896,307
Total liabilities and stockholders' equity	$19,460,957			$19,278,891
Net interest income (1)		$146,642			$138,614
Interest rate spread (3)			2.68%			2.43%
Net interest margin (4)			3.42%			3.23%
Supplemental information
Total deposits, including demand deposits	$15,470,838	$59,436		$14,746,206	$54,320
Cost of total deposits			1.56%			1.48%
Total funding liabilities, including demand deposits	$16,104,481	$66,415		$16,035,011	$70,606
Cost of total funding liabilities			1.67%			1.77%

(1)The total amount of adjustment to interest income and yield on a FTE basis was $1.1 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.
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
Table 12 - Volume Rate Analysis

	Three Months Ended March 31
	2025 Compared To 2024
	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$88	$867	$955
Securities
Securities - taxable investments	1,663	(598)	1,065
Securities - nontaxable investments (1)	(1)	—	(1)
Total securities			1,064
Loans held for sale	(2)	(10)	(12)
Loans
Commercial and industrial (1)	1,208	1,457	2,665
Commercial real estate (1)	(123)	(23)	(146)
Commercial construction	(1,208)	(1,046)	(2,254)
Small business	80	538	618
Total commercial			883
Residential real estate	1,139	494	1,633
Home equity	(1,434)	764	(670)
Total consumer real estate			963
Other consumer	(174)	158	(16)
Total loans (1)(2)			1,830
Total income of interest-earning assets			$3,837
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$1,144	$162	$1,306
Money market	(164)	1,883	1,719
Time certificates of deposits	(2,270)	4,361	2,091
Total interest bearing deposits			5,116
Borrowings
Federal Home Loan Bank borrowings	(1,195)	(7,870)	(9,065)
Long-term borrowings	—	—	—
Junior subordinated debentures	(173)	—	(173)
Subordinated debentures	151	(220)	(69)
Total borrowings			(9,307)
Total expense of interest-bearing liabilities			(4,191)
Change in net interest income			$8,028

(1)Reflects income determined on a FTE basis. See footnote (1) to Table 11 in this Report for the related adjustments.
(2)Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an appropriate level of allowance for credit losses. The Company recorded a provision for credit loss of $15.0 million for the three months ended March 31, 2025, as compared to $5.0 million for the three months ended March 31, 2024. The first quarter 2025 increase was driven by elevated charge-off activity and additional specific reserves.
The Company’s allowance for credit losses, as a percentage of total loans, was 0.99% at March 31, 2025, 1.17% at December 31, 2024, and 1.03% at March 31, 2024. Refer to Note 4, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses for the period.
Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 13 - Noninterest Income

	Three Months Ended
	March 31		Change
	2025	2024	Amount	%
	(Dollars in thousands)
Deposit account fees	$7,053	$6,228	$825	13.25%
Interchange and ATM fees	4,622	4,452	170	3.82%
Investment management and advisory	11,220	9,941	1,279	12.87%
Mortgage banking income	741	796	(55)	(6.91)%
Increase in cash surrender value of life insurance policies	2,065	1,928	137	7.11%
Gain on life insurance benefits	—	263	(263)	(100.00)%
Loan level derivative income	1,042	80	962	1,202.50%
Other noninterest income	5,796	6,255	(459)	(7.34)%
Total	$32,539	$29,943	$2,596	8.67%

The primary reasons for significant variances in the noninterest income categories shown in the preceding table are noted below:
•Deposit account fees were higher for the first quarter of 2025, driven by increases in overdraft and cash management fees.
•Investment management and advisory income increased for the first quarter of 2025, driven by higher assets under administration, which increased by $294.9 million, or 4.3%, to $7.1 billion at March 31, 2025, as compared to $6.8 billion at March 31, 2024, as well as higher insurance and retail commission income recognized in the first quarter of 2025.
•Loan level derivative income increased for the first quarter of 2025, driven by fluctuations in customer demand fueled by changes in the macroeconomic environment.
•Other noninterest income was lower for the first quarter of 2025, primarily attributable to decreases in gains on equity securities and FHLB dividend income.

Noninterest Expense The following table sets forth information regarding noninterest expense for the periods shown:
Table 14 - Noninterest Expense

	Three Months Ended
	March 31		Change
	2025	2024	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$61,931	$57,174	$4,757	8.32%
Occupancy and equipment expenses	13,859	13,467	392	2.91%
Data processing & facilities management	2,642	2,483	159	6.40%
Software and subscriptions	5,027	4,094	933	22.79%
FDIC assessment	2,988	2,982	6	0.20%
Debit card expense	1,935	2,478	(543)	(21.91)%
Amortization of intangible assets	1,344	1,563	(219)	(14.01)%
Merger and acquisition expenses	1,155	—	1,155	100.00%
Other noninterest expenses	14,997	15,646	(649)	(4.15)%
Total	$105,878	$99,887	$5,991	6.00%

The primary reasons for significant variances in the noninterest expense categories shown in the preceding table are noted below:
•Salaries and employee benefits were higher for the first quarter of 2025, attributable to increases in general salaries, equity compensation, commissions, incentive programs, medical plan insurance, and payroll taxes.
•Occupancy and equipment were higher for the first quarter of 2025, driven by increases in snow removal and utilities costs, partially offset by a reduction in one-time lease exit costs recognized during the first quarter of 2024.
•Software and subscriptions costs increased for the three months ended March 31, 2025 driven by the Company’s continued investment in its technology infrastructure.
•Debit card expense decreased for the first quarter of 2025, driven primarily by a change in fee structure with a third party provider that became effective in the second half of 2024.
•The Company incurred merger and acquisition expenses of $1.2 million in the first quarter of 2025 related to the Company’s pending acquisition of Enterprise. No such costs were recognized during the first quarter of 2024.
•Other noninterest expense was lower for the first quarter of 2025, driven by decreases in other debit card losses of $1.1 million, reductions in card issuance costs of $404,000, and decreased consultant fees of $331,000, as well as decreases in various other miscellaneous costs. These decreases were partially offset by increases in advertising costs, contract labor, and recruitment costs.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 15 - Tax Provision and Applicable Tax Rates

	Three Months Ended
	March 31
	2025	2024
	(Dollars in thousands)
Combined federal and state income tax provision	$12,742	$14,725
Effective income tax rate	22.29%	23.56%
Blended statutory tax rate	27.37%	27.91%

The Company's effective tax rate for the first quarter of 2025 is lower as compared to the year ago period primarily due to lower pre-tax income, a decrease in the statutory state tax rate, as well as increased tax benefits from low income housing tax credits. The effective tax rates in the table are lower than the blended statutory tax rates due to the impact of discrete items, including tax benefits related to equity compensation, as well as certain tax preference assets such as life insurance policies, tax exempt bonds and federal tax credits.

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2042, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $285.3 million, of which $218.7 million had been funded as of March 31, 2025. It is expected that the limited partnership investments will generate a net tax benefit of approximately $5.4 million for the fiscal year 2025 and a total of $46.6 million over the remaining life of the investments from the combination of the tax credits and operating losses.
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

The Board, with the assistance of its Risk Committee, oversees management’s enterprise risk management practices. As risks must be taken to create value, the Board of Directors has approved a Risk Appetite Statement that defines the acceptable residual risk appetite for the Company and the nine major risk types identified as having the potential to create significant adverse impacts on the Company, such as financial losses, reputational damage, legal or regulatory actions, failure to achieve strategic objectives, diminished customer experience, and/or cultural erosion. The nine major risk categories identified by the Company and addressed in the Risk Appetite Statement are strategic and emerging risk, culture risk, credit risk, liquidity risk, market and interest rate risk, operational risk, reputation risk, regulatory and compliance risk, and technology and cyber risk, each of which is discussed below.

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

The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available FHLB funding, less short-term liabilities relative to total assets, was within policy limits at March 31, 2025. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit include FHLB collateral requirements, securities portfolio changes, and the mix of deposits.

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

The Company may also have the ability to raise additional funds through the issuance of equity or unsecured debt privately or publicly, as demonstrated by the $300.0 million subordinated debt issuance completed by the Company during the first quarter of 2025. Additionally, the Company is able to enter into repurchase agreements or acquire brokered deposits at its discretion. The availability and cost of equity or debt on an unsecured basis is dependent on many factors, including the Company’s financial position, the market environment, and the Company’s credit rating. The Company monitors the factors that could affect its ability to raise liquidity through these channels.

The following table depicts current and unused liquidity capacity from various sources as of the dates indicated:

Table 16 - Liquidity Sources

	March 31, 2025		December 31, 2024
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$500,506	$2,159,925	$638,514	$1,992,574
Federal Reserve Bank of Boston (2)	—	3,670,070	—	3,635,233
Unpledged Securities	—	528,723	—	564,676
Line of Credit	—	50,000	—	50,000
Junior subordinated debentures (3)	62,861	—	62,860	—
Subordinated debt (3)	296,507	—	—	—
Brokered deposits (3)	51,661	—	61,236	—
	$911,535	$6,408,718	$762,610	$6,242,483

(1)Loans and securities with a carrying value of $3.8 billion at each of March 31, 2025 and December 31, 2024 were pledged to the FHLB of Boston.
(2)Loans and securities with a carrying value of $5.0 billion and $4.9 billion at March 31, 2025 and December 31, 2024, respectively, were pledged to the Federal Reserve Bank of Boston.
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
Table 17 - Interest Rate Sensitivity

	March 31
	2025	2024
	Year 1	Year 1
Parallel rate shocks (basis points)
-300	(7.5)%	(3.3)%
-200	(4.6)%	(1.4)%
-100	(1.7)%	(0.3)%
+100	1.5%	—%
+200	2.8%	(0.2)%
+300	4.2%	(0.2)%
+400	5.7%	(0.1)%

Gradual rate shifts (basis points)
-200 over 12 months	(2.1)%	0.1%
-100 over 12 months	(0.9)%	0.1%
+200 over 12 months	1.7%	(0.4)%

Alternative scenarios
Steep down 200 basis point scenario	(1.3)%	1.3%

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

The most significant market factors affecting the Company’s net interest income during the year ended March 31, 2025 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate, the Secured Overnight Financing Rate, and other interest rates offered on long-term fixed rate loans.

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

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Information
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2025.
See Note 7, “Derivative and Hedging Activities” and Note 11, “Commitments and Contingencies” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended March 31, 2025.

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
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At March 31, 2025, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

    The section titled Risk Factors in Part I, Item 1A of the 2024 Form 10-K, includes a discussion of the material risks and uncertainties the Company faces, any one or more of which could have a material adverse effect on the Company's business, results of operations, or financial condition (including capital and liquidity). As of the date of this Report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of the 2024 Form 10-K which are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2025:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan or Program
Period
January 1 to January 31, 2025	—	$—	—	$—
February 1 to February 28, 2025	16,989	$69.09	—	$—
March 1 to March 31, 2025	2,764	$64.07	—	$—
Total	19,753	$68.39	—
(1)These shares were surrendered in connection with the vesting of equity compensation grants to satisfy related tax withholding obligations.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - Not Applicable.

Item 5. Other Information

(a)None

(b)None

(c)Insider Rule 10b5-1 Trading Plans. During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index

No.	Exhibit

4.1
Base Indenture, dated as of March 25, 2025 by and between Independent Bank Corp. and U.S. Bank Trust Company, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on March 25, 2025.

4.2
Supplemental Indenture, dated as of March 25, 2025, by and between Independent Bank Corp. and U.S. Bank Trust Company, National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on March 25, 2025.

4.3	Form of 7.25% Fixed-to-Floating Rate Subordinated Notes due 2035, incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on March 25, 2025.
10.1	Form of Chief Executive Officer Performance Based Restricted Stock Award Agreement, filed herewith.*
10.2	Form of Executive Officer Performance Based Restricted Stock Award Agreement, filed herewith.*
10.3	Form of Officer Performance Based Restricted Stock Award Agreement, filed herewith.*
10.4	Form of Chief Executive Officer Time-Vesting Restricted Stock Award Agreement, filed herewith.*
10.5	Form of Executive Officer Time-Vesting Restricted Stock Award Agreement, filed herewith.*
10.6	Form of Officer Time-Vesting Restricted Stock Award Agreement, filed herewith.*
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith

+	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

May 7, 2025	/s/ Jeffrey J. Tengel
Jeffrey J. Tengel President and Chief Executive Officer (Principal Executive Officer)

May 7, 2025	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)