Form 10-Q
period 2025-06-30
INDEPENDENT BANK CORP
filed 2025-08-05
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of August 4, 2025, there were 49,915,917 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	June 30 2025	December 31 2024
Assets
Cash and due from banks	$219,414	$187,849
Interest-earning deposits with banks	681,820	32,041
Securities
Trading	4,801	4,245
Equity	21,258	21,204
Available for sale (amortized cost $1,355,331 and $1,353,964)	1,286,318	1,250,944
Held to maturity (fair value $1,273,690 and $1,291,801)	1,382,903	1,434,956
Total securities	2,695,280	2,711,349
Loans held for sale (at fair value)	16,792	7,271
Loans
Commercial and industrial	3,215,480	3,047,671
Commercial real estate	6,525,438	6,756,708
Commercial construction	798,808	782,078
Small business	300,543	281,781
Residential real estate	2,489,166	2,460,600
Home equity - first position	479,641	490,115
Home equity - subordinate positions	688,456	650,053
Other consumer	36,296	39,372
Total loans	14,533,828	14,508,378
Less: allowance for credit losses	(144,773)	(169,984)
Net loans	14,389,055	14,338,394
Federal Home Loan Bank stock	21,052	31,573
Bank premises and equipment, net	188,883	193,320
Goodwill	985,072	985,072
Other intangible assets	9,742	12,284
Cash surrender value of life insurance policies	305,077	303,965
Other assets	536,747	570,447
Total assets	$20,048,934	$19,373,565
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing demand deposits	$4,525,907	$4,390,703
Savings and interest checking accounts	5,279,280	5,207,548
Money market	3,368,354	2,960,381
Time certificates of deposit	2,720,199	2,747,346
Total deposits	15,893,740	15,305,978
Borrowings
Federal Home Loan Bank borrowings	400,500	638,514
Junior subordinated debentures (less unamortized debt issuance costs of $27 and $28)	62,861	62,860

Subordinated debentures (less unamortized debt issuance costs of $3,933)	296,067	—
Total borrowings	759,428	701,374
Other liabilities	320,910	373,093
Total liabilities	16,974,078	16,380,445
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 42,627,286 shares at June 30, 2025 and 42,500,611 shares at December 31, 2024 (includes 231,480 and 199,410 shares of unvested participating restricted stock awards, respectively)	424	423
Value of shares held in rabbi trust at cost: 76,412 shares at June 30, 2025 and 78,088 shares at December 31, 2024	(3,459)	(3,383)
Deferred compensation and other retirement benefit obligations	3,459	3,383
Additional paid in capital	1,914,556	1,909,980
Retained earnings	1,217,959	1,172,724
Accumulated other comprehensive loss, net of tax	(58,083)	(90,007)
Total stockholders’ equity	3,074,856	2,993,120
Total liabilities and stockholders’ equity	$20,048,934	$19,373,565
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Interest income
Interest and fees on loans	$197,778	$197,274	$392,871	$390,500
Taxable interest and dividends on securities	15,879	13,992	31,175	28,223
Nontaxable interest and dividends on securities	2	2	3	3
Interest on loans held for sale	140	199	232	303
Interest on federal funds sold and short-term investments	4,393	397	5,831	880
Total interest and dividend income	218,192	211,864	430,112	419,909
Interest expense
Interest on deposits	59,843	61,469	119,279	115,789
Interest on borrowings	10,853	12,469	17,832	28,755
Total interest expense	70,696	73,938	137,111	144,544
Net interest income	147,496	137,926	293,001	275,365
Provision for credit losses	7,200	4,250	22,200	9,250
Net interest income after provision for credit losses	140,296	133,676	270,801	266,115
Noninterest income
Deposit account fees	7,141	6,332	14,194	12,560
Interchange and ATM fees	4,997	4,753	9,619	9,205
Investment management and advisory	11,380	10,987	22,600	20,928
Mortgage banking income	1,072	1,320	1,813	2,116
Increase in cash surrender value of life insurance policies	2,038	2,000	4,103	3,928
Gain on life insurance benefits	1,650	—	1,650	263
Loan level derivative income	66	473	1,108	553
Other noninterest income	5,964	6,465	11,760	12,720
Total noninterest income	34,308	32,330	66,847	62,273
Noninterest expenses
Salaries and employee benefits	62,856	57,162	124,787	114,336
Occupancy and equipment expenses	13,158	12,472	27,017	25,939
Data processing and facilities management	2,783	2,405	5,425	4,888
Software and subscriptions	5,166	4,475	10,193	8,569
FDIC assessment	2,373	2,694	5,361	5,676
Debit card expense	1,984	1,602	3,919	4,080
Advertising	1,797	1,826	3,242	2,986
Amortization of intangible assets	1,197	1,465	2,541	3,028
Consulting expense	1,018	1,997	2,115	3,425
Merger and acquisition expense	2,239	—	3,394	—
Other noninterest expenses	14,227	13,516	26,682	26,574
Total noninterest expenses	108,798	99,614	214,676	199,501
Income before income taxes	65,806	66,392	122,972	128,887
Provision for income taxes	14,705	15,062	27,447	29,787
Net income	$51,101	$51,330	$95,525	$99,100
Basic earnings per share	$1.20	$1.21	$2.24	$2.33
Diluted earnings per share	$1.20	$1.21	$2.24	$2.33
Weighted average common shares (basic)	42,623,978	42,468,658	42,587,330	42,511,186
Common share equivalents	17,153	4,308	19,753	8,592
Weighted average common shares (diluted)	42,641,131	42,472,966	42,607,083	42,519,778
Cash dividends declared per common share	$0.59	$0.57	$1.18	$1.14
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Net income	$51,101	$51,330	$95,525	$99,100
Other comprehensive income, net of tax
Net change in fair value of securities available for sale	9,835	3,392	26,229	384
Net change in fair value of cash flow hedges	2,329	1,735	5,785	247
Net change in other comprehensive income for defined benefit postretirement plans	(45)	(14)	(90)	(29)
Total other comprehensive income	12,119	5,113	31,924	602
Total comprehensive income	$63,220	$56,443	$127,449	$99,702
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2025 and 2024
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance March 31, 2025	42,610,271	$424	$(3,524)	$3,524	$1,911,162	$1,192,008	$(70,202)	$3,033,392
Net income	—	—	—	—	—	51,101	—	51,101
Other comprehensive income	—	—	—	—	—	—	12,119	12,119
Common dividend declared ($0.59 per share)	—	—	—	—	—	(25,150)	—	(25,150)
Proceeds from exercise of stock options, net of cash paid	380	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	2,948	—	—	2,948
Restricted stock awards issued, net of awards surrendered	8,158	—	—	—	(25)	—	—	(25)
Shares issued under direct stock purchase plan	8,477	—	—	—	471	—	—	471
Deferred compensation and other retirement benefit obligations	—	—	65	(65)	—	—	—	—
Balance June 30, 2025	42,627,286	$424	$(3,459)	$3,459	$1,914,556	$1,217,959	$(58,083)	$3,074,856

Balance March 31, 2024	42,452,457	$422	$(3,403)	$3,403	$1,902,063	$1,101,061	$(119,338)	$2,884,208
Net income	—	—	—	—	—	51,330	—	51,330
Other comprehensive income	—	—	—	—	—	—	5,113	5,113
Common dividend declared ($0.57 per share)	—	—	—	—	—	(24,209)	—	(24,209)
Stock based compensation	—	—	—	—	2,139	—	—	2,139
Restricted stock awards issued, net of awards surrendered	4,068	1	—	—	4	—	—	5
Shares issued under direct stock purchase plan	13,342	—	—	—	663	—	—	663
Deferred compensation and other retirement benefit obligations	—	—	50	(50)	—	—	—	—
Balance June 30, 2024	42,469,867	$423	$(3,353)	$3,353	$1,904,869	$1,128,182	$(114,225)	$2,919,249

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2025 and 2024
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2024	42,500,611	$423	$(3,383)	$3,383	$1,909,980	$1,172,724	$(90,007)	$2,993,120
Net income	—	—	—	—	—	95,525	—	95,525
Other comprehensive income	—	—	—	—	—	—	31,924	31,924
Common dividend declared ($1.18 per share)	—	—	—	—	—	(50,290)	—	(50,290)
Proceeds from exercise of stock options, net of cash paid	380	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	4,844	—	—	4,844
Restricted stock awards issued, net of awards surrendered	108,588	1	—	—	(1,334)	—	—	(1,333)
Shares issued under direct stock purchase plan	17,707	—	—	—	1,066	—	—	1,066
Deferred compensation and other retirement benefit obligations	—	—	(76)	76	—	—	—	—
Balance June 30, 2025	42,627,286	$424	$(3,459)	$3,459	$1,914,556	$1,217,959	$(58,083)	$3,074,856

Balance December 31, 2023	42,873,187	$427	$(3,298)	$3,298	$1,932,163	$1,077,488	$(114,827)	$2,895,251
Net income	—	—	—	—	—	99,100	—	99,100
Other comprehensive income	—	—	—	—	—	—	602	602
Common dividend declared ($1.14 per share)	—	—	—	—	—	(48,406)	—	(48,406)
Stock based compensation	—	—	—	—	3,439	—	—	3,439
Restricted stock awards issued, net of awards surrendered	105,313	1	—	—	(762)	—	—	(761)
Shares issued under direct stock purchase plan	23,633	—	—	—	1,321	—	—	1,321
Shares repurchased under share repurchase program (1)	(532,266)	(5)	—	—	(31,292)	—	—	(31,297)
Deferred compensation and other retirement benefit obligations	—	—	(55)	55	—	—	—	—
Balance June 30, 2024	42,469,867	$423	$(3,353)	$3,353	$1,904,869	$1,128,182	$(114,225)	$2,919,249
(1)     Inclusive of $311,000 impact of excise tax attributable to shares repurchased under a share repurchase program during the six months ended June 30, 2024.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Six Months Ended
	June 30
	2025	2024
Cash flow from operating activities
Net income	$95,525	$99,100
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,453	21,185
Change in unamortized net loan costs and fees	(671)	(597)
Accretion of acquired loans	(645)	(222)
Provision for credit losses	22,200	9,250
Deferred income tax expense	447	3,832
Net gain on equity securities	(169)	(502)
Net loss on bank premises and equipment	92	68
Stock based compensation	4,844	3,439
Increase in cash surrender value of life insurance policies	(4,103)	(3,928)
Gain on life insurance benefits	(1,650)	(263)
Operating lease payments	(7,428)	(7,208)
Change in fair value on loans held for sale	(323)	(183)
Net change in:
Trading assets	(556)	603
Loans held for sale	(9,198)	(11,299)
Other assets	33,028	(4,609)
Other liabilities	(30,785)	8,128
Total adjustments	24,536	17,694
Net cash provided by operating activities	120,061	116,794
Cash flows (used in) provided by investing activities
Purchases of equity securities	(348)	(341)
Proceeds from maturities and principal repayments of securities available for sale	122,286	114,843
Purchases of securities available for sale	(121,585)	—
Proceeds from maturities and principal repayments of securities held to maturity	54,862	51,473
Net redemptions of Federal Home Loan Bank stock	10,521	10,819
Investments in low income housing projects	(20,379)	(15,393)
Purchases of life insurance policies	(55)	(99)
Proceeds from life insurance policies	—	1,566
Net increase in loans	(73,645)	(122,666)
Purchases of bank premises and equipment	(6,250)	(8,197)
Proceeds from the sale of bank premises and equipment	—	32
Net cash (used in) provided by investing activities	(34,593)	32,037
Cash flows provided by (used in) financing activities
Net (decrease) increase in time deposits	(27,181)	509,883
Net increase in other deposits	614,909	34,086
Net repayments of Federal Home Loan Bank borrowings	(238,000)	(475,000)
Proceeds from subordinated debentures, net of issuance costs	295,843	—

Repayments of subordinated debentures	—	(50,000)
Restricted stock awards issued, net of awards surrendered	(1,385)	(793)
Proceeds from shares issued under direct stock purchase plan	1,055	1,308
Payments for shares repurchased under share repurchase program	—	(30,986)
Common dividends paid	(49,365)	(47,778)
Net cash provided by (used in) financing activities	595,876	(59,280)
Net increase in cash and cash equivalents	681,344	89,551
Cash and cash equivalents at beginning of year	219,890	224,330
Cash and cash equivalents at end of period	$901,234	$313,881
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$2,100	$—
Net increase in capital commitments relating to low income housing project investments	$10,223	$29,285
Recognition of operating lease at commencement and/or at extension	$6,383	$2,601
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other interim period.
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

NOTE 3 - SECURITIES

Trading Securities
The Company had trading securities of $4.8 million and $4.2 million as of June 30, 2025 and December 31, 2024, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $21.3 million and $21.2 million as of June 30, 2025 and December 31, 2024, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the Consolidated Statements of Income that relate to equity securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
	Dollars in thousands
Net gains (losses) recognized during the period on equity securities	$71	$(107)	$169	$502
Less: net gains recognized during the period on equity securities sold during the period	—	3	6	438
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$71	$(110)	$163	$64
Available for Sale Securities
The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at the dates indicated:

	June 30, 2025					December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$229,078	$—	$(13,808)	$—	$215,270	$229,452	$—	$(19,792)	$—	$209,660
U.S. treasury securities	528,500	—	(22,797)	—	505,703	628,017	—	(36,016)	—	592,001
Agency mortgage-backed securities	522,406	2,242	(27,312)	—	497,336	415,918	25	(37,782)	—	378,161
Agency collateralized mortgage obligations	28,834	2	(1,613)	—	27,223	31,168	1	(2,174)	—	28,995
State, county, and municipal securities	198	—	(1)	—	197	197	—	(3)	—	194
Pooled trust preferred securities issued by banks and insurers	1,120	—	(82)	—	1,038	1,180	—	(85)	—	1,095
Small business administration pooled securities	45,195	—	(5,644)	—	39,551	48,032	—	(7,194)	—	40,838
Total available for sale securities	$1,355,331	$2,244	$(71,257)	$—	$1,286,318	$1,353,964	$26	$(103,046)	$—	$1,250,944

Excluded from the table above is accrued interest on available for sale securities of $3.0 million and $2.9 million at June 30, 2025 and December 31, 2024, respectively, which is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on available for sale securities during the three and six months ended June 30, 2025 and 2024. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at June 30, 2025 and December 31, 2024.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three and six months ended June 30, 2025 and 2024, and therefore no gains or losses were realized for such periods.

The following tables show the gross unrealized losses and fair value of the Company’s available for sale securities in an unrealized loss position as of the dates indicated. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2025
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$215,270	$(13,808)	$215,270	$(13,808)
U.S. treasury securities	11	—	—	505,703	(22,797)	505,703	(22,797)
Agency mortgage-backed securities	107	45,806	(940)	248,583	(26,372)	294,389	(27,312)
Agency collateralized mortgage obligations	11	1,097	(3)	25,253	(1,610)	26,350	(1,613)
State, county, and municipal securities	1	197	(1)	—	—	197	(1)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,038	(82)	1,038	(82)
Small business administration pooled securities	8	—	—	39,551	(5,644)	39,551	(5,644)
Total	148	$47,100	$(944)	$1,035,398	$(70,313)	$1,082,498	$(71,257)

	December 31, 2024
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$209,660	$(19,792)	$209,660	$(19,792)
U.S. treasury securities	13	—	—	592,001	(36,016)	592,001	(36,016)
Agency mortgage-backed securities	117	127,152	(2,867)	249,098	(34,915)	376,250	(37,782)
Agency collateralized mortgage obligations	11	1,153	(4)	26,890	(2,170)	28,043	(2,174)
State, county, and municipal securities	1	194	(3)	—	—	194	(3)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,095	(85)	1,095	(85)
Small business administration pooled securities	8	—	—	40,838	(7,194)	40,838	(7,194)
Total	160	$128,499	$(2,874)	$1,119,582	$(100,172)	$1,248,081	$(103,046)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments during the three and six months ended June 30, 2025 and 2024. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at June 30, 2025:
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

Held to Maturity Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized at the dates indicated:

	June 30, 2025					December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$100,831	$—	$(5,311)	$—	$95,520	$100,791	$—	$(7,769)	$—	$93,022
Agency mortgage-backed securities	769,077	196	(45,623)	—	723,650	788,470	90	(62,198)	—	726,362
Agency collateralized mortgage obligations	395,526	—	(53,103)	—	342,423	422,827	—	(65,143)	—	357,684
Small business administration pooled securities	117,469	31	(5,403)	—	112,097	122,868	—	(8,135)	—	114,733
Total held to maturity securities	$1,382,903	$227	$(109,440)	$—	$1,273,690	$1,434,956	$90	$(143,245)	$—	$1,291,801
Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three and six months ended June 30, 2025 and 2024. Excluded from the table above is accrued interest on held to maturity securities of $3.6 million and $3.8 million at June 30, 2025 and December 31, 2024, respectively, which is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on held to maturity securities during the three and six months ended June 30, 2025 and 2024. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at June 30, 2025 and December 31, 2024.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three and six months ended June 30, 2025 and 2024, and therefore no gains or losses were realized for such periods.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of June 30, 2025, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity at June 30, 2025 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$—	$—	$229,078	$215,270	$—	$—	$—	$—	$229,078	$215,270
U.S. treasury securities	144,887	142,031	383,613	363,672	—	—	—	—	528,500	505,703
Agency mortgage-backed securities	83	83	208,530	200,868	48,103	43,750	265,690	252,635	522,406	497,336
Agency collateralized mortgage obligations	—	—	—	—	2,212	2,074	26,622	25,149	28,834	27,223
State, county, and municipal securities	—	—	198	197	—	—	—	—	198	197
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,120	1,038	1,120	1,038
Small business administration pooled securities	—	—	—	—	11,565	10,785	33,630	28,766	45,195	39,551
Total available for sale securities	$144,970	$142,114	$821,419	$780,007	$61,880	$56,609	$327,062	$307,588	$1,355,331	$1,286,318
Held to maturity securities
U.S. treasury securities	$—	$—	$99,838	$94,664	$993	$856	$—	$—	$100,831	$95,520
Agency mortgage-backed securities	78,996	78,171	386,797	367,598	160,809	144,828	142,475	133,053	769,077	723,650
Agency collateralized mortgage obligations	—	—	60,364	57,763	14,810	13,440	320,352	271,220	395,526	342,423
Small business administration pooled securities	—	—	—	—	5,781	5,456	111,688	106,641	117,469	112,097
Total held to maturity securities	$78,996	$78,171	$546,999	$520,025	$182,393	$164,580	$574,515	$510,914	$1,382,903	$1,273,690
Total	$223,966	$220,285	$1,368,418	$1,300,032	$244,273	$221,189	$901,577	$818,502	$2,738,234	$2,560,008
Included in the table above is $25.2 million of callable securities at June 30, 2025.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $2.1 billion at June 30, 2025 and December 31, 2024.
At June 30, 2025 and December 31, 2024, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

NOTE 4 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended June 30, 2025
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$34,200	$60,117	$8,377	$4,318	$25,469	$10,846	$765	$144,092
Charge-offs	(2,755)	(3,348)	—	(90)	—	—	(773)	(6,966)
Recoveries	13	1	—	39	—	49	345	447
Provision for (release of) credit losses	3,851	2,734	(194)	298	(55)	16	550	7,200
Ending balance (1)	$35,309	$59,504	$8,183	$4,565	$25,414	$10,911	$887	$144,773

	Three Months Ended June 30, 2024
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$35,175	$63,243	$7,573	$4,028	$24,180	$12,042	$707	$146,948
Charge-offs	—	—	—	(60)	—	(11)	(737)	(808)
Recoveries	2	—	—	12	—	148	307	469
Provision for (release of) credit losses	443	2,522	231	79	656	(424)	743	4,250
Ending balance (1)	$35,620	$65,765	$7,804	$4,059	$24,836	$11,755	$1,020	$150,859

	Six Months Ended June 30, 2025
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$27,800	$92,535	$8,166	$4,182	$25,238	$11,007	$1,056	$169,984
Charge-offs	(2,810)	(43,344)	—	(202)	—	(96)	(1,914)	(48,366)
Recoveries	15	1	—	52	—	67	820	955
Provision for (release of) credit losses	10,304	10,312	17	533	176	(67)	925	22,200
Ending balance (1)	$35,309	$59,504	$8,183	$4,565	$25,414	$10,911	$887	$144,773

	Six Months Ended June 30, 2024
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$33,317	$60,074	$7,683	$3,963	$23,637	$12,797	$751	$142,222
Charge-offs	—	—	—	(169)	—	(11)	(1,509)	(1,689)
Recoveries	87	—	—	51	—	281	657	1,076
Provision for (release of) credit losses	2,216	5,691	121	214	1,199	(1,312)	1,121	9,250
Ending balance (1)	$35,620	$65,765	$7,804	$4,059	$24,836	$11,755	$1,020	$150,859
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $54.5 million and $59.2 million as of June 30, 2025 and June 30, 2024, respectively.

The balance of allowance for credit losses decreased $25.2 million to $144.8 million as of June 30, 2025, as compared to $170.0 million at December 31, 2024, driven primarily by charge-offs on several classified commercial loans which had been previously reserved for, partially offset by additional specific reserve allocations on certain commercial loans during the first half of 2025.
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

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass	$469,808	$576,092	$274,823	$298,891	$214,110	$616,273	$609,560	$—	$3,059,557
Special mention	12,217	17,413	7,865	1,753	2,398	2,437	41,441	—	85,524
Substandard	27,725	4,266	4,149	3,346	181	1,660	25,060	—	66,387
Doubtful	—	—	—	—	—	—	4,012	—	4,012
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$509,750	$597,771	$286,837	$303,990	$216,689	$620,370	$680,073	$—	$3,215,480
Current-period gross write-offs	$—	$—	$—	$86	$—	$21	$2,703	$—	$2,810

Commercial real estate
Pass	$463,592	$722,277	$823,443	$841,841	$956,044	$2,385,395	$99,537	$—	$6,292,129
Special mention	40,685	14,581	3,919	—	2,743	77,228	197	—	139,353
Substandard	13,009	27,256	—	12,776	10,051	3,965	—	—	67,057
Doubtful	22,259	—	—	—	4,640	—	—	—	26,899
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$539,545	$764,114	$827,362	$854,617	$973,478	$2,466,588	$99,734	$—	$6,525,438
Current-period gross write-offs	$8,126	$—	$26,863	$—	$7,020	$1,335	$—	$—	$43,344

Commercial construction
Pass	$78,681	$292,740	$166,121	$81,066	$62,200	$24,182	$26,240	$—	$731,230
Special mention	—	8,977	—	16,310	—	—	—	—	25,287
Substandard	—	33,374	—	8,917	—	—	—	—	42,291
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$78,681	$335,091	$166,121	$106,293	$62,200	$24,182	$26,240	$—	$798,808
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Small business
Pass	$33,794	$52,247	$39,405	$40,819	$30,177	$44,388	$56,315	$—	$297,145
Special mention	—	21	125	70	113	235	981	—	1,545
Substandard	238	172	12	778	—	369	284	—	1,853
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total small business	$34,032	$52,440	$39,542	$41,667	$30,290	$44,992	$57,580	$—	$300,543
Current-period gross write-offs	$—	$—	$14	$—	$—	$—	$188	$—	$202

Residential real estate
Pass	$129,481	$192,648	$455,512	$583,460	$368,856	$755,676	$—	$—	$2,485,633
Default	—	—	378	589	735	1,831	—	—	3,533
Total residential real estate	$129,481	$192,648	$455,890	$584,049	$369,591	$757,507	$—	$—	$2,489,166
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$3,781	$14,278	$20,670	$31,208	$47,027	$159,164	$878,696	$11,199	$1,166,023
Default	—	—	—	—	—	327	1,747	—	2,074

Total home equity	$3,781	$14,278	$20,670	$31,208	$47,027	$159,491	$880,443	$11,199	$1,168,097
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$96	$—	$96

Other consumer (2)
Pass	$761	$415	$221	$69	$343	$937	$33,549	$—	$36,295
Default	—	—	—	—	—	—	1	—	1
Total other consumer	$761	$415	$221	$69	$343	$937	$33,550	$—	$36,296
Current-period gross write-offs	$1,907	$—	$—	$—	$—	$—	$7	$—	$1,914

Total	$1,296,031	$1,956,757	$1,796,643	$1,921,893	$1,699,618	$4,074,067	$1,777,620	$11,199	$14,533,828
Total current-period gross write-offs	$10,033	$—	$26,877	$86	$7,020	$1,356	$2,994	$—	$48,366

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving converted to Term	Total (1)
	(Dollars in thousands)
Commercial and industrial
Pass	$690,411	$302,384	$351,296	$243,361	$166,779	$504,804	$623,730	$1,117	$2,883,882
Special mention	18,600	554	2,394	10,610	871	2,458	40,927	—	76,414
Substandard	16,933	4,195	5,276	27,641	139	22	21,517	—	75,723
Doubtful	—	—	—	—	—	—	11,652	—	11,652
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$725,944	$307,133	$358,966	$281,612	$167,789	$507,284	$697,826	$1,117	$3,047,671
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$5,897	$—	$5,897

Commercial real estate
Pass	$774,331	$866,492	$907,629	$1,036,174	$997,858	$1,823,148	$98,473	$241	$6,504,346
Special mention	16,243	5,935	—	760	—	60,184	198	—	83,320
Substandard	53,532	13,017	12,967	10,145	916	5,836	—	—	96,413
Doubtful	—	53,752	—	11,660	—	7,217	—	—	72,629
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$844,106	$939,196	$920,596	$1,058,739	$998,774	$1,896,385	$98,671	$241	$6,756,708
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial construction
Pass	$288,979	$173,856	$130,245	$62,972	$—	$24,583	$32,077	$1,756	$714,468
Special mention	—	2,316	15,622	9,078	—	—	—	—	27,016
Substandard	31,549	—	9,045	—	—	—	—	—	40,594
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$320,528	$176,172	$154,912	$72,050	$—	$24,583	$32,077	$1,756	$782,078
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Small business
Pass	$56,869	$44,676	$43,925	$32,858	$21,527	$26,457	$52,919	$1	$279,232
Special mention	—	102	16	114	93	218	607	—	1,150
Substandard	199	259	63	1	180	329	368	—	1,399
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total small business	$57,068	$45,037	$44,004	$32,973	$21,800	$27,004	$53,894	$1	$281,781
Current-period gross write-offs	$48	$39	$35	$54	$—	$—	$520	$—	$696

Residential real estate
Pass	$197,985	$472,546	$607,105	$381,182	$173,047	$625,111	$—	$—	$2,456,976
Default	—	209	636	373	742	1,664	—	—	3,624
Total residential real estate	$197,985	$472,755	$607,741	$381,555	$173,789	$626,775	$—	$—	$2,460,600
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$14,888	$24,020	$32,577	$49,290	$45,322	$127,029	$829,688	$16,229	$1,139,043
Default	—	—	—	—	—	226	803	96	1,125
Total home equity	$14,888	$24,020	$32,577	$49,290	$45,322	$127,255	$830,491	$16,325	$1,140,168
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$241	$139	$380

Other consumer (2)
Pass	$651	$445	$151	$599	$211	$1,158	$36,157	$—	$39,372
Default	—	—	—	—	—	—	—	—	—
Total other consumer	$651	$445	$151	$599	$211	$1,158	$36,157	$—	$39,372
Current-period gross write-offs	$3,339	$—	$—	$—	$—	$19	$16	$—	$3,374

Total	$2,161,170	$1,964,758	$2,118,947	$1,876,818	$1,407,685	$3,210,444	$1,749,116	$19,440	$14,508,378
Total current -period gross write-offs	$3,387	$39	$35	$54	$—	$19	$6,674	$139	$10,347
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

	June 30 2025	December 31 2024
Residential real estate portfolio
FICO score (re-scored)(1)	756	755
LTV (re-valued)(2)	56.9%	57.9%
Home equity portfolio
FICO score (re-scored)(1)	770	769
LTV (re-valued)(2)(3)	43.5%	43.9%
(1)The average FICO scores at June 30, 2025 are based upon rescores from March 2025, as available for previously originated loans, or the origination score data for loans booked since March 2025. The average FICO scores at December 31, 2024 were based upon rescores from December 2024, as available for previously originated loans, or origination score data for loans booked in December 2024.
(2)The combined LTV ratios for June 30, 2025 are based upon updated automated valuations as of May 2025, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2024 were based upon updated automated valuations as of November 2024, when available, and/or the most current valuation data available.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. The Company's estimated reserve for unfunded commitments amounted to $1.4 million at both June 30, 2025 and December 31, 2024.

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
The following table shows information regarding nonaccrual loans as of the dates indicated:

	Nonaccrual Balances
	June 30, 2025			December 31, 2024
	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total
	(Dollars in thousands)
Commercial and industrial	$13,544	$—	$13,544	$2,500	$11,652	$14,152
Commercial real estate	4,892	23,825	28,717	67,126	7,217	74,343
Small business	173	—	173	302	—	302
Residential real estate	10,013	—	10,013	10,243	—	10,243
Home equity	3,765	—	3,765	2,479	—	2,479
Other consumer	5	—	5	10	—	10
Total nonaccrual loans	$32,392	$23,825	$56,217	$82,660	$18,869	$101,529
(1)Nonaccrual balances reported above without an allowance for credit losses are attributable to loans evaluated on an individual basis where it was determined that there was no risk of loss due to sufficient underlying collateral values.
It is the Company’s policy to reverse any accrued interest when a loan is put on nonaccrual status, and, as such, the Company did not record any interest income on nonaccrual loans during the three and six months ended June 30, 2025 and 2024, respectively, except for instances where nonaccrual loans were paid off in excess of the recorded book balance. Total accrued interest reversed against interest income amounted to $224,000 and $112,000 for the three months ended June 30, 2025 and 2024, respectively, and $568,000 and $497,000 for the six months ended June 30, 2025 and 2024, respectively.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$1,974	$1,301
The following tables show the age analysis of past due financing receivables as of the dates indicated:

	June 30, 2025
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	3	$183	3	$1,184	8	$4,673	14	$6,040	$3,209,440	$3,215,480
Commercial real estate	6	4,399	2	826	3	6,206	11	11,431	6,514,007	6,525,438
Commercial construction	—	—	—	—	—	—	—	—	798,808	798,808
Small business	8	74	14	272	4	58	26	404	300,139	300,543
Residential real estate	18	3,607	6	1,398	12	2,134	36	7,139	2,482,027	2,489,166
Home equity	7	874	5	326	19	2,074	31	3,274	1,164,823	1,168,097
Other consumer (1)	420	231	6	16	3	1	429	248	36,048	36,296
Total	462	$9,368	36	$4,022	49	$15,146	547	$28,536	$14,505,292	$14,533,828

	December 31, 2024
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	7	$5,807	1	$5	5	$13,843	13	$19,655	$3,028,016	$3,047,671
Commercial real estate	3	33,087	—	—	3	20,458	6	53,545	6,703,163	6,756,708
Commercial construction	—	—	—	—	—	—	—	—	782,078	782,078
Small business	6	830	4	24	3	29	13	883	280,898	281,781
Residential real estate	27	6,310	9	1,401	10	2,224	46	9,935	2,450,665	2,460,600
Home equity	9	1,046	11	764	10	1,126	30	2,936	1,137,232	1,140,168
Other consumer (1)	596	441	3	7	6	6	605	454	38,918	39,372
Total	648	$47,521	28	$2,201	37	$37,686	713	$87,408	$14,420,970	$14,508,378
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
(2)The amount of net deferred fees/costs on originated loans included in the ending balance was $6.8 million and $6.1 million at June 30, 2025 and December 31, 2024, respectively. Net unamortized discounts on acquired loans included in the ending balance were $7.5 million and $8.1 million at June 30, 2025 and December 31, 2024, respectively.

Loan Modifications

The following tables present the period end amortized cost basis of loans modified to borrowers experiencing financial difficulty during the periods indicated, disaggregated by class of financing receivable, type of modification granted and the financial effect of the modifications:

	Three Months Ended June 30, 2025
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$3,879	0.12%	Extended contractual term on one loan by 1 year
Commercial real estate	1,653	0.03%	Extended contractual term on one loan by 3 months
Small business	239	0.08%	Extended contractual term on one loan by 5.2 years
Home equity	245	0.02%	Added a weighted-average contractual term of 5.2 years to the life of the loans
Total	$6,016

Other Than Insignificant Payment Delay
Commercial and industrial	$1,036	0.03%	Modification was made with minimal financial effect
Total	$1,036

Term Extension and Interest Rate Reduction
Commercial and industrial	$93	—%	Extended the contractual term on one loan by 5.0 years and reduced the interest rate from 9.50% to 6.69%
Commercial real estate	13,015	0.20%	Extended the contractual term on one loan by 3.0 years and reduced the interest rate from 7.70% to 6.25%
Home equity	229	0.02%	Extended the contractual term on one loan by 17.5 years and reduced the interest rate from 7.24% to 6.88%

Total	$13,337
Term Extension and Other Than Insignificant Payment Delay
Commercial real estate	$22,248	0.34%	Modification on one loan included an interest rate reduction from 5.91% to 5.50% and payment deferral of 13 months
Total	$22,248
Total Outstanding Modified	$42,637

	Six Months Ended June 30, 2025
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$8,986	0.28%	Added a weighted-average contractual term of 11 months to the life of the loans
Commercial real estate	5,028	0.08%	Added a weighted-average contractual term of 5 months to the life of the loans
Small business	239	0.08%	Extended contractual term on one loan by 5.2 years
Residential real estate	272	0.01%	Extended contractual term on one loan by 17.8 years
Home equity	245	0.02%	Added a weighted-average contractual term of 5.2 years to the life of the loans
Total	$14,770

Other Than Insignificant Payment Delay
Commercial and industrial	$1,036	0.03%	Modification was made with minimal financial effect
Commercial real estate	11,002	0.17%	Modification was made with minimal financial effect
Total	$12,038

Term Extension and Interest Rate Reduction
Commercial and industrial	$93	—%	Extended the contractual term on one loan by 5.0 years and reduced the interest rate from 9.50% to 6.69%
Commercial real estate	25,093	0.38%	Added a weighted-average contractual term of 3.7 years to the life of the loans and reduced the weighted-average interest rate from 7.85% to 6.83%
Home equity	1,185	0.10%	Added a weighted-average contractual term of 23.6 years to the life of the loans and reduced the weighted-average interest rate from 7.25% to 6.88%
Total	$26,371

Term Extension and Other Than Insignificant Payment Delay
Commercial real estate	$22,248	0.34%	Modification on one loan included an interest rate reduction from 5.91% to 5.50% and payment deferral of 13 months
Total	$22,248
Total Outstanding Modified	$75,427

	Three Months Ended June 30, 2024
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$12,667	0.42%	Added a weighted-average contractual term of 2.3 years to the life of the loans
Commercial real estate	28,239	0.42%	Added a weighted-average contractual term of 5 months to the life of the loans
Commercial construction	4,452	0.57%	Extended contractual term on one loan by 12 months
Residential real estate	298	0.01%	Extended contractual term on one loan by 6.2 years
Total	$45,656

Interest Rate Reduction
Home equity	$65	0.01%	Reduced contractual rate on one loan from 7.99% to 7.00%
Total	$65

Term Extension and Interest Rate Reduction
Small business	$36	0.01%	Extended the contractual term on one loan by 2.5 years and reduced the loan’s contractual interest rate from 10.25% to 6.50%
Total	$36

Total Outstanding Modified	$45,757

	Six Months Ended June 30, 2024
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$12,670	0.42%	Added a weighted-average contractual term of 2.3 years to the life of the loans
Commercial real estate	31,614	0.47%	Added a weighted-average contractual term of 5 months to the life of the loans
Commercial construction	6,542	0.83%	Added a weighted-average contractual term of 10 months to the life of the loans
Residential real estate	298	0.01%	Extended the contractual term on one loan by 6.2 years
Total	$51,124

Interest Rate Reduction
Small business	$47	0.02%	Reduced contractual rate on one loan from 11.00% to 8.20%
Home equity	65	0.01%	Reduced contractual rate on one loan from 7.99% to 7.00%
Total	$112

Other Than Insignificant Payment Delay
Commercial and industrial	$8,159	0.27%	Modification was made with minimal financial effect
Total	$8,159

Term Extension and Interest Rate Reduction
Commercial and industrial	$152	0.01%	Extended the contractual term on one loan by 1.5 years and reduced the interest rate from 10.10% to 7.20%
Small business	36	0.01%	Extended the contractual term on one loan by 2.5 years and reduced the interest rate on one loan from 10.25% to 6.50%
Home equity	70	0.01%	Extended the contractual term on one loan by 8.1 years and reduced the interest rate from 10.00% to 6.80%
Total	$258

Total Outstanding Modified	$59,653

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. At June 30, 2025, all material loans modified to borrowers experiencing financial difficulty during the previous twelve months were performing in accordance with modified terms, with the exception of one $4.6 million commercial real estate loan that was greater than 90 days past due at period end and in the process of being resolved. At June 30, 2024, all material loans modified to borrowers experiencing financial difficulty during the previous twelve months were performing in accordance with modified terms.

The Company considers a loan to have defaulted when it reaches 90 days past due. During the three and six months ended June 30, 2025 and June 30, 2024, respectively, there were no material loans that had a payment default during the period and were modified to a borrower experiencing financial difficulty in the previous twelve months.

At June 30, 2025, the Company had $4.6 million in additional commitments to lend to one borrower experiencing financial difficulty whose loan was modified and included in the above tables for the six months then ended. At June 30, 2024, the Company had $275,000 in additional commitments to lend to one borrower experiencing financial difficulty, whose loan was modified and included in the above tables for the six months then ended.

Loan modifications to borrowers experiencing financial difficulty are evaluated on a collective basis with loans sharing similar risk characteristics in accordance with the current expected credit loss (“CECL”) methodology.

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

The Company has used, and intends to use, the net proceeds for general corporate purposes, including the redemption of $60.0 million of Enterprise Bancorp, Inc.’s (“Enterprise”) fixed-to-floating rate subordinated notes due July 15, 2030, which the Company redeemed in full on July 15, 2025, subsequent to consummating the merger with Enterprise on July 1, 2025.

NOTE 6 - STOCK BASED COMPENSATION
During the six months ended June 30, 2025, the Company had the following activity related to stock based compensation:
Time-Vested Restricted Stock Awards
The Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/15/2025	1,090	2023 Omnibus Incentive Plan	$69.09	Ratably over 3 years from grant date
2/20/2025	113,000	2023 Omnibus Incentive Plan	$68.83	Ratably over 3 years from grant date
3/15/2025	2,600	2023 Omnibus Incentive Plan	$62.84	Ratably over 3 years from February 20, 2025
4/15/2025	1,360	2023 Omnibus Incentive Plan	$55.25	Ratably over 3 years from grant date
5/15/2025	1,540	2023 Omnibus Incentive Plan	$65.05	Ratably over 3 years from grant date
5/20/2025	12,194	2018 Non-Employee Director Stock Plan	$64.03	Immediately upon grant date
6/15/2025	3,380	2023 Omnibus Incentive Plan	$66.67	Ratably over 3 years from grant date

Performance-Based Restricted Stock Awards
    On February 20, 2025, the Company granted 43,100 performance-based restricted stock awards, representing the maximum number of shares that may be earned under the awards, to certain executive level employees. These performance-based restricted stock awards were issued from the 2023 Omnibus Incentive Plan and were determined to have a grant date fair value per share of $68.83. The number of shares to be vested is contingent upon the Company’s attainment of certain performance criteria to be measured at the end of a three-year performance period ending December 31, 2027. The awards will vest upon the earlier of the date on which it is determined if the performance goal is achieved subsequent to the performance period, or March 15, 2028.
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

The following tables reflect information about the Company’s derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

June 30, 2025
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	1.08	4.31%	3.67%	$614

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	650,000	1.50	4.31%	2.75%	(11,967)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	150,000	1.45	4.42%	3.94% - 2.33%	(566)

Total	$1,200,000				$(11,919)

December 31, 2024
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	1.58	4.56%	3.67%	$2,724

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	750,000	1.77	4.57%	2.78%	(21,205)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	150,000	1.94	4.70%	3.94% - 2.33%	(1,529)

Total	$1,300,000				$(20,010)

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 3.7 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $777,000 (pre-tax) to be reclassified as an increase to net interest income and $7.1 million (pre-tax) to be reclassified as a decrease to net interest income, from other comprehensive income related to the Company’s cash flow hedges in the twelve months following June 30, 2025.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at June 30, 2025.
The Company had no fair value hedges as of June 30, 2025 or December 31, 2024.

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

The following tables reflect the Company’s customer related derivative positions at the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2025
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	265	$229,274	$215,479	$256,675	$206,320	$801,128	$1,708,876	$(50,387)
Pay fixed, receive variable	265	229,274	215,479	256,675	206,320	801,128	1,708,876	50,345
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	32	86,133	10,120	—	—	—	96,253	7,365
Buys U.S. currency, sells foreign currency	32	86,133	10,120	—	—	—	96,253	(7,316)
Risk participation agreements
Participation out	17	—	—	48,124	12,626	82,032	142,782	89
Participation in	11	—	22,609	—	15,064	—	37,673	(13)

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2024
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	276	$261,222	$225,043	$252,911	$208,762	$869,095	$1,817,033	$(92,913)
Pay fixed, receive variable	276	261,222	225,043	252,911	208,762	869,095	1,817,033	92,875
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	34	112,156	12,120	—	—	—	124,276	(5,363)
Buys U.S. currency, sells foreign currency	34	112,156	12,120	—	—	—	124,276	5,424
Risk participation agreements
Participation out	18	23,672	—	27,140	21,256	91,053	163,121	56
Participation in	12	—	13,016	22,904	15,334	—	51,254	(12)
(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives
The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the Consolidated Balance Sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company’s fair value election. The fair value of loans held for sale increased by $266,000 and $113,000 for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, respectively, the fair value of loans held for sale increased by $323,000 and $183,000. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.
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
The aggregate amount of net realized gains on sales of mortgage loans included within mortgage banking income was $828,000 and $947,000 for the three months ended June 30, 2025 and 2024, respectively, and $1.5 million for each of the six months ended June 30, 2025 and 2024.
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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	June 30 2025		December 31 2024		June 30 2025		December 31 2024
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$660	(3)	$2,724	(3)	$12,579	(4)	$22,734	(4)
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	65,921	(3)	95,606	(3)	65,963	(4)	95,644	(4)
Foreign exchange contracts	7,365		5,424		7,316		5,363
Risk participation agreements	89		56		13		12
Mortgage Derivatives
Interest rate lock commitments	613		77		—		2
Forward sale loan commitments	5		13		—		—
Forward sale hedge commitments	—		58		255		—
Total derivatives not designated as hedges	73,993		101,234		73,547		101,021
Total	74,653		103,958		86,126		123,755

Netting Adjustments (5)	(30,671)		(46,664)		11,934		21,078
Net Derivatives on the Balance Sheet	43,982		57,294		74,192		102,677

Financial instruments (6)	6,116		2,894		6,116		2,894
Cash collateral pledged (received)	(14,077)		(33,283)		2,283		—
Net Derivative Amounts	$23,789		$21,117		$65,793		$99,783
(1)All asset derivatives are reflected in other assets on the balance sheet.
(2)All liability derivatives are reflected in other liabilities on the balance sheet.
(3)Approximately $145,000 and $1.4 million of accrued interest receivable is included in the fair value of interest rate and loan level derivative assets, respectively, at June 30, 2025, in comparison to accrued interest receivable of approximately $195,000 and $2.2 million, respectively, at December 31, 2024.
(4)Approximately $649,000 and $1.4 million of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities, respectively, at June 30, 2025, in comparison to accrued interest payable of approximately $825,000 and $2.2 million, respectively, at December 31, 2024.
(5)Netting adjustments represent the amounts recorded to convert derivative assets and liabilities cleared through CME from a gross basis to a net basis, inclusive of the variation margin payments, in accordance with applicable accounting guidance.
(6)Reflects offsetting derivative positions with the same counterparty that are not netted on the balance sheet.

The table below presents the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) and current earnings for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$2,329	$1,735	$5,785	$247
Loss reclassified from OCI into interest income or interest expense (effective portion)	$(2,509)	$(5,030)	$(5,179)	$(10,886)
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$16	$31	$52	$66
Other expense	(29)	(33)	(46)	(105)
Changes in fair value of mortgage derivatives
Mortgage banking income	92	237	217	368
Total	$79	$235	$223	$329

    The Company’s derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. All derivative instruments with credit-risk contingent features were in a net asset position at June 30, 2025 and December 31, 2024.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company’s exposure relating to institutional counterparties was $58.8 million and $97.0 million at June 30, 2025 and December 31, 2024, respectively. The Company’s exposure relating to customer counterparties was approximately $7.8 million and $1.4 million at June 30, 2025 and December 31, 2024, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
Valuation Techniques
There were no changes in the valuation techniques used during the six months ended June 30, 2025.
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

Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2025 and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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
	June 30, 2025
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$4,801	$4,801	$—	$—
Equity securities	21,258	21,258	—	—
Securities available for sale
U.S. government agency securities	215,270	—	215,270	—
U.S. treasury securities	505,703	—	505,703	—
Agency mortgage-backed securities	497,336	—	497,336	—
Agency collateralized mortgage obligations	27,223	—	27,223	—
State, county, and municipal securities	197	—	197	—
Pooled trust preferred securities issued by banks and insurers	1,038	—	1,038	—
Small business administration pooled securities	39,551	—	39,551	—
Loans held for sale	16,792	—	16,792	—
Derivative instruments	74,653	—	74,653	—
Liabilities
Derivative instruments	86,126	—	86,126	—
Total recurring fair value measurements	$1,317,696	$26,059	$1,291,637	$—

Nonrecurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$35,684	$—	$—	$35,684
Other real estate owned and other foreclosed assets	2,100	—	—	2,100
Total nonrecurring fair value measurements	$37,784	$—	$—	$37,784

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
	June 30, 2025
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. treasury securities	$100,831	$95,520	$—	$95,520	$—
Agency mortgage-backed securities	769,077	723,650	—	723,650	—
Agency collateralized mortgage obligations	395,526	342,423	—	342,423	—
Small business administration pooled securities	117,469	112,097	—	112,097	—
Loans, net of allowance for credit losses (b)	14,353,371	13,465,609	—	—	13,465,609
Federal Home Loan Bank stock (c)	21,052	21,052	—	21,052	—
Cash surrender value of life insurance policies (d)	305,077	305,077	—	305,077	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$13,173,541	$13,173,541	$—	$13,173,541	$—
Time certificates of deposits (f)	2,720,199	2,712,834	—	2,712,834	—
Federal Home Loan Bank borrowings (f)	400,500	400,454	—	400,454	—
Junior subordinated debentures (g)	62,861	62,081	—	62,081	—
Subordinated debentures (f)	296,067	315,748	—	—	315,748

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30 2025	June 30 2024	June 30 2025	June 30 2024
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$7,141	$6,332	$14,194	$12,560
Interchange fees	3,354	3,099	6,437	5,996
ATM fees	1,137	1,152	2,169	2,208
Investment management - wealth management and advisory services	10,331	9,634	20,353	18,714
Investment management - retail investments and insurance revenue	1,049	1,353	2,247	2,214
Payment processing income	489	449	1,049	987
Credit card income	648	596	1,235	1,129
Other noninterest income	1,663	1,366	3,226	2,480
Total noninterest income in-scope of ASC 606	25,812	23,981	50,910	46,288
Total noninterest income out-of-scope of ASC 606	8,496	8,349	15,937	15,985
Total noninterest income	$34,308	$32,330	$66,847	$62,273

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

Cash Management

Cash management services are a subset of the Deposit account fees revenue stream. These services primarily include ACH transaction processing, positive pay and remote deposit services. These services are also governed by separate agreements entered into with the customer. The fee arrangement for these services is structured to assess fees under one of two scenarios, either a per transaction fee arrangement or an earnings credit analysis arrangement. Under the per transaction fee arrangement, fixed fees are assessed concurrently with customers executing the transactions, and as such, the Company considers its performance obligations to be met concurrently with completing the requested transaction. Under the earnings credit analysis arrangement, the Company provides a monthly earnings credit to the customer that is negotiated and determined based on various factors. The credit is then available to absorb the per transaction fees that are assessed on the customer’s deposit account activity for the month. Any amount of the transactional fees in excess of the earnings credit is recognized as revenue in that month.

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

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Receivables, included in other assets	$6,243	$5,968

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

NOTE 10 - OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$12,743	$(2,908)	$9,835	$34,007	$(7,778)	$26,229
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	12,743	(2,908)	9,835	34,007	(7,778)	26,229

Change in fair value of cash flow hedges	697	(191)	506	2,786	(763)	2,023
Less: net cash flow hedge losses reclassified into interest income or interest expense	(2,509)	686	(1,823)	(5,179)	1,417	(3,762)
Net change in fair value of cash flow hedges	3,206	(877)	2,329	7,965	(2,180)	5,785

Amortization of net actuarial gains	(67)	18	(49)	(133)	36	(97)
Amortization of net prior service costs	5	(1)	4	9	(2)	7
Net change in other comprehensive income for defined benefit postretirement plans (1)	(62)	17	(45)	(124)	34	(90)
Total other comprehensive income	$15,887	$(3,768)	$12,119	$41,848	$(9,924)	$31,924

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$5,358	$(1,966)	$3,392	$1,406	$(1,022)	$384
Less: net security losses reclassified into other noninterest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	5,358	(1,966)	3,392	1,406	(1,022)	384

Change in fair value of cash flow hedges	(2,642)	722	(1,920)	(10,546)	2,883	(7,663)
Less: net cash flow hedge losses reclassified into interest income or interest expense	(5,030)	1,375	(3,655)	(10,886)	2,976	(7,910)
Net change in fair value of cash flow hedges	2,388	(653)	1,735	340	(93)	247

Amortization of net actuarial gains	(25)	7	(18)	(50)	14	(36)
Amortization of net prior service costs	5	(1)	4	9	(2)	7
Net change in other comprehensive income for defined benefit postretirement plans (1)	(20)	6	(14)	(41)	12	(29)
Total other comprehensive income	$7,726	$(2,613)	$5,113	$1,705	$(1,103)	$602

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2025
Beginning balance: January 1, 2025	$(79,488)	$(13,862)	$3,343	$(90,007)
Net change in other comprehensive income (loss)	26,229	5,785	(90)	31,924
Ending balance: June 30, 2025	$(53,259)	$(8,077)	$3,253	$(58,083)
	2024
Beginning balance: January 1, 2024	$(96,231)	$(20,575)	$1,979	$(114,827)
Net change in other comprehensive income (loss)	384	247	(29)	602
Ending balance: June 30, 2024	$(95,847)	$(20,328)	$1,950	$(114,225)

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
    The fees collected in connection with the issuance of standby letters of credit are representative of the fair value of the Company’s obligation undertaken in issuing the guarantee. In accordance with applicable accounting standards related to guarantees, fees collected in connection with the issuance of standby letters of credit are deferred. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement. The deferred standby letter of credit fees represent the fair value of the Company’s potential obligations under the standby letter of credit guarantees.
    The following table summarizes the above financial instruments at the dates indicated:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Commitments to extend credit	$4,930,562	$4,663,314
Loan exposures sold with recourse	135,984	141,151
Standby letters of credit	25,487	24,863
Deferred standby letter of credit fees	224	213

Lease Commitments
The Company leases space for offices, parking, and ATM locations, as well as certain branch locations under noncancellable operating leases. Several of these leases contain renewal options to extend lease terms for a period of 1 to 20 years.
Additionally, during the second quarter of 2025, a lease agreement for the Company’s new headquarters became effective. The lease term is expected to commence in the second half of 2026. See the Company’s 2024 Form 10-K for information regarding leases and other commitments.
Other Contingencies
At June 30, 2025, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

NOTE 12 - SEGMENT INFORMATION

The Company is a bank holding company, the principal subsidiary of which is the Bank. The Bank provides a variety of banking, investment, and financial services through its retail branches, commercial banking centers, investment management offices, and mortgage lending centers throughout Eastern Massachusetts, as well as in Worcester County and Rhode Island. The Bank is a community-oriented commercial bank, and has only one reportable segment, which is community banking. The community banking segment derives revenues primarily from providing loans to individuals and small-to-medium sized businesses in its market area. The accounting policies of the community banking segment are the same as those described in Note 1, “Summary of Significant Accounting Policies” within the Notes to Consolidated Financial Statements included in Item 8 of the 2024 Form 10-K.

The Company’s reportable segment is determined by the Chief Executive Officer and Chief Financial Officer, who are the Company’s designated chief operating decision makers (“CODMs”), based upon information about the Company’s products and services offered to customers as part of its community banking operations. The CODMs assess performance for the community banking segment and decide how to allocate resources based on the Company’s consolidated net income and diluted earnings per share, as reported in the Consolidated Statements of Income. The significant expense categories reviewed by the CODMs are also consistent with those presented on the Consolidated Statements of Income, with an emphasis on interest expense on deposits and borrowings, as well as provision for credit losses, salaries and benefits, and occupancy and equipment costs. Other segment expenses are comprised of the remaining expense categories presented on the Consolidated Statements of Income, including other non-interest expenses. Other non-interest expenses are inclusive of costs related to professional services, advertising, technology and communications costs, and various other general and administrative costs. Net income and diluted earnings per share are used by the CODMs to monitor management’s budgeted results versus actual, as well as to benchmark the Company’s relative performance against other banking institutions in its peer group. The results of these monitoring and benchmarking analyses are used in assessing performance of the community banking segment and to inform decisions surrounding general corporate strategy, capital allocations, and compensation. Asset details provided to the CODMs are consistent with those reported on the Consolidated Balance Sheets, with an emphasis on interest-earning assets, including loans and investment securities, which provide the majority of revenues generated by the community banking segment.

NOTE 13 - SUBSEQUENT EVENTS

Effective July 1, 2025, the Company completed its merger with Enterprise Bancorp, Inc. (“Enterprise”), parent of Enterprise Bank and Trust Company (“Enterprise Bank”) pursuant to which Enterprise merged with and into the Company, with the Company as the surviving corporation, and Enterprise Bank was merged into Rockland Trust, with Rockland Trust as the surviving entity (“the acquisition”). The acquisition resulted in the addition of 27 branch locations in Massachusetts and New Hampshire and approximately $3.9 billion in loans and $4.4 billion in deposits, each at estimated fair value. As consideration for the acquisition, each Enterprise share was exchanged for 0.60 of a share of the Company’s common stock and $2.00 in cash, with cash paid in lieu of fractional shares at a price of $61.61, an amount determined by the volume-weighted average closing price of a share of the Company’s common stock for the five consecutive trading days ending on the fifth day immediately preceding the closing date of the acquisition. As a result of the acquisition, former Enterprise shareholders received, in the aggregate, approximately 7.5 million shares of the Company’s common stock and approximately $25.8 million in cash, inclusive of the payment made to cash out outstanding stock options and excluding cash paid in lieu of fractional shares.

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
•political and policy uncertainties in the U.S., changes in U.S. and international trade policies, such as tariffs, trade wars or related uncertainties, new or proposed legislation or other factors, and the potential impact of such factors on the Company and its customers, including the potential for decreases in deposits and loan demand, unanticipated loan delinquencies, loss of collateral and decreased service revenues;
•the instability or volatility in financial markets and unfavorable domestic or global general economic, political or business conditions, whether caused by geopolitical concerns, including the Russia/Ukraine conflict, the conflicts in Israel, Iran and surrounding areas and the possible expansion of such conflicts;
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
•risks related to the Company’s acquisition of Enterprise Bancorp (“Enterprise”) and acquisitions generally, including disruption to current plans and operations; difficulties in customer and employee retention; fees, expenses and charges related to these transactions being significantly higher than anticipated; unforeseen integration issues or impairment of goodwill and/or other intangibles; and the Company’s inability to achieve expected revenues, cost savings, synergies, and other benefits at levels or within the timeframes originally anticipated;
•the effect of laws, regulations, new requirements or expectations, or additional regulatory oversight in the highly regulated financial services industry, and the resulting need to invest in technology to meet heightened regulatory expectations, increased costs of compliance or required adjustments to strategy;
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
•the effect of laws and regulations regarding the financial services industry, including the need to invest in technology to meet heightened regulatory expectations or the introduction of new requirements or expectations resulting in increased costs of compliance or required adjustments to strategy;
•changes in laws and regulations, or new laws or regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to the Company’s business and the associated costs of such changes or new laws and regulations;
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

		Three Months Ended
	June 30 2025	March 31 2025	December 31 2024	September 30 2024	June 30 2024
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$2,695,280	$2,719,792	$2,711,349	$2,765,575	$2,765,723
Loans	14,533,828	14,491,969	14,508,378	14,360,807	14,400,942
Allowance for credit losses	(144,773)	(144,092)	(169,984)	(163,696)	(150,859)
Goodwill and other intangible assets	994,814	996,013	997,356	998,773	1,000,233
Total assets	20,048,934	19,888,209	19,373,565	19,408,117	19,411,037
Total deposits	15,893,740	15,676,017	15,305,978	15,441,023	15,409,587
Total borrowings	759,428	859,874	701,374	663,380	693,386
Stockholders’ equity	3,074,856	3,033,392	2,993,120	2,977,148	2,919,249
Nonperforming loans	56,217	89,493	101,529	104,248	57,451
Nonperforming assets	58,317	89,493	101,529	104,358	57,561
Income statement
Interest income	$218,192	$211,920	$216,320	$216,524	$211,864
Interest expense	70,696	66,415	71,659	74,821	73,938
Net interest income	147,496	145,505	144,661	141,703	137,926
Provision for credit losses	7,200	15,000	7,500	19,500	4,250
Noninterest income	34,308	32,539	32,191	33,549	32,330
Noninterest expenses	108,798	105,878	106,422	100,443	99,614
Net income	51,101	44,424	50,033	42,947	51,330
Per share data
Net income—basic	$1.20	$1.04	$1.18	$1.01	$1.21
Net income—diluted	1.20	1.04	1.18	1.01	1.21
Cash dividends declared	0.59	0.59	0.57	0.57	0.57
Book value per share	72.13	71.19	70.43	70.08	68.74
Tangible book value per share (1)	48.80	47.81	46.96	46.57	45.19
Performance ratios
Return on average assets	1.04%	0.93%	1.02%	0.88%	1.07%
Return on average common equity	6.68%	5.94%	6.64%	5.75%	7.10%
Net interest margin (on a fully tax equivalent basis)	3.37%	3.42%	3.33%	3.29%	3.25%
Dividend payout ratio	49.20%	54.53%	48.40%	56.37%	47.14%
Asset Quality Ratios
Nonperforming loans as a percent of gross loans	0.39%	0.62%	0.70%	0.73%	0.40%
Nonperforming assets as a percent of total assets	0.29%	0.45%	0.52%	0.54%	0.30%
Allowance for credit losses as a percent of total loans	1.00%	0.99%	1.17%	1.14%	1.05%
Allowance for credit losses as a percent of nonperforming loans	257.53%	161.01%	167.42%	157.03%	262.59%

Capital ratios
Equity to assets	15.34%	15.25%	15.45%	15.34%	15.04%
Tangible equity to tangible assets (1)	10.92%	10.78%	10.86%	10.75%	10.42%
Tier 1 leverage capital ratio	11.44%	11.43%	11.32%	11.22%	11.09%
Common equity tier 1 capital ratio	14.70%	14.52%	14.65%	14.57%	14.40%
Tier 1 risk-based capital ratio	14.70%	14.52%	14.65%	14.57%	14.40%
Total risk-based capital ratio	18.08%	17.91%	16.04%	15.95%	15.84%

(1)     Represents a non-GAAP measure. For reconciliation to GAAP book value per share, see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures” below.

Executive Level Overview
    Management evaluates the Company's operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company’s balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company's financial position or operating results. The Company is focused on organic growth, but will also consider acquisition opportunities that are expected to provide a satisfactory financial return, including the recent acquisition of Enterprise and its subsidiary, Enterprise Bank, which closed on July 1, 2025. The acquisition resulted in the addition of twenty-seven branches and includes the acquisition of approximately $3.9 billion in loans and $4.4 billion in deposits, each at estimated fair value.

Second Quarter 2025 Results

Net income for the three months ended June 30, 2025 was $51.1 million, or $1.20 on a diluted earnings per share basis, as compared to $51.3 million, or $1.21 on a diluted earnings per share basis, for the three months ended June 30, 2024, representing decreases of 0.4% and 0.8%, respectively. Second quarter 2025 results reflected solid overall business activity amidst a continued challenging environment, including the following key drivers:

•Steady net interest margin of 3.37%, inclusive of full quarter impact of sub-debt issuance;
•Robust commercial & industrial loan growth;
•Reduced loan loss provision versus prior quarter; nonperforming asset reduction of $31.2 million;
•Solid deposit growth of $217.7 million (5.6% annualized);
•Robust capital levels;
•$150 million share repurchase authorization announced in July 2025; and
•Tangible book value per share growth of $0.99, or 2.1%.

Interest-Earning Assets

    The results depicted in the following table reflect the trend of the Company’s interest-earning assets over the past five quarters. While the Company employs a longer term strategy that typically emphasizes loan growth commensurate with overall economic growth, changes over the trailing five quarter period reflect relatively consistent balances of total interest-earning assets. The following table summarizes the Company’s average interest-earning assets for each period presented:

Interest-Earning Assets
$ (billions)
$20
$18
$16
$14
$12
$10
$8
$6
$4
$2
$0
$17.2
$17.3
$17.4
$17.4
$17.7
$3.5
$3.6
$3.6
$3.6
$3.7
$10.8
$10.8
$10.8
$10.8
$10.8
$0.1
$0.1
$0.3
$0.2
$0.5
$2.8
$2.8
$2.7
$2.8
$2.7
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Securities
Other interest-earning assets
Commercial loans
Consumer loans

    Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and credit losses.

Funding and Net Interest Margin

    The Company’s overall sources of funding reflect strong business and retail deposit growth with a management emphasis on core deposit growth to fund loans. The first half of 2025 reflected an increase in the Company’s total funding sources, driven primarily by robust deposit growth of $587.8 million, largely within the core deposit accounts. Net borrowings also increased by $58.1 million during the first half of 2025 to $759.4 million at June 30, 2025, reflecting a $300.0 million subordinated debt raise in March 2025, partially offset by $238.0 million in paydowns on Federal Home Loan Bank (“FHLB”) borrowings. The following chart shows sources of funding for the trailing five quarters:

Sources of Funding
$ (Billions)
$0
$2
$4
$6
$8
$10
$12
$14
$16
$16.1
$16.1
$16.0
$16.6
$16.7
$0.7
$0.7
$0.7
$0.9
$0.8
$2.7
$2.8
$2.7
$2.7
$2.7
$3.1
$3.0
$3.0
$3.3
$3.4
$5.2
$5.2
$5.2
$5.3
$5.3
$4.4
$4.5
$4.4
$4.4
$4.5
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Period Ending
Noninterest-bearing deposits
Savings and interest checking accounts
Money market
Time certificates of deposits
Borrowings

The Company’s ratio of core deposits to total deposits of 82.85% remained consistent at June 30, 2025, as growth in core deposit balances were partially offset by an increase in time deposits during the second quarter of 2025. The following chart shows the percentage of core deposits for the trailing five quarters:

Core Deposit % of Total Deposits (1)
90.00%
85.00%
80.00%
75.00%
81.94%
81.71%
81.65%
82.68%
82.85%
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Core Deposits % of Total Deposits

(1) The percentage of core deposits to total deposits presented above is inclusive of reciprocal deposits collected through the Company’s participation in the IntraFi Network.

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
$30.0
$20.0
$10.0
$—
$32.3
$33.5
$32.2
$32.5
$34.3
$8.9
$9.7
$8.3
$8.9
$9.7
$1.3
$1.0
$1.1
$0.7
$1.1
$11.0
$11.0
$10.8
$11.2
$11.4
$4.8
$5.0
$4.9
$4.6
$5.0
$6.3
$6.8
$7.1
$7.1
$7.1
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
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

Capital

    The Company’'s approach with respect to revenue and expense is designed to promote long-term earnings growth, which in turn contributes to capital growth. Capital is primarily impacted by earnings retention, dividends, changes in other comprehensive income, and opportunistic share repurchases. The following chart shows the Company’s book value and tangible book value per share over the past five quarters:

*See “Non-GAAP Measures” below for a reconciliation to GAAP financial measures.

    The Company declared a quarterly cash dividend of $0.59 per share for the second quarter of 2025, representing an increase of 3.5% from the 2024 second quarter dividend rate of $0.57.

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

Management also supplements its evaluation of financial performance with analysis of tangible book value per share (which is computed by dividing stockholders’ equity less goodwill and identifiable intangible assets, or “tangible common equity,” by common shares outstanding), the tangible common equity ratio (which is computed by dividing tangible common equity by “tangible assets,” defined as total assets less goodwill and other intangibles), and return on average tangible common equity (which is computed by dividing net income by average tangible common equity). The Company has included information on tangible book value per share, the tangible common equity ratio and return on average tangible common equity because management believes that investors may find it useful to have access to the same analytical tools used by management.  As a result of merger and acquisition activity, the Company has recognized goodwill and other intangible assets in conjunction with business combination accounting principles.  Excluding the impact of goodwill and other intangibles in measuring asset and capital values for the ratios provided, along with other bank standard capital ratios, provides a framework to compare the capital adequacy of the Company to other companies in the financial services industry.

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

    The following table summarizes the impact of noncore items on net income and reconciles non-GAAP net operating earnings to net income available to common shareholders for the periods indicated:

	Three Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$51,101	$51,330	$1.20	$1.21
Non-GAAP adjustments
Noninterest expense components
Add: merger and acquisition expenses	2,239	—	0.05	—
Noncore increases to income before taxes	2,239	—	0.05	—
Net tax benefit associated with noncore items (1)	(544)	—	(0.01)	—
Add - adjustment for tax effect of previously incurred merger and acquisition expenses	657	—	0.01	—
Total tax impact	113	—	—	—
Noncore increases to net income	2,352	—	0.05	—
Operating net income (Non-GAAP)	$53,453	$51,330	$1.25	$1.21

	Six Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$95,525	$99,100	$2.24	$2.33
Non-GAAP adjustments
Noninterest expense components
Add: merger and acquisition expenses	3,394	—	0.08	—
Noncore increases to income before taxes	3,394	—	0.08	—
Net tax benefit associated with noncore items (1)	(593)	—	(0.01)	—
Add: adjustment for tax effect of previously incurred merger and acquisition expenses	381	—	0.01	—
Total tax impact	(212)		—
Noncore increases to net income	3,182	—	0.08	—
Operating net income (Non-GAAP)	$98,707	$99,100	$2.32	$2.33
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

The following table summarizes the impact of noncore items with respect to the Company’s total revenue, noninterest income as a percentage of total revenue, and the efficiency ratio for the periods indicated:

	Three Months Ended
	June 30 2025	March 31 2025	December 31 2024	September 30 2024	June 30 2024
	(Dollars in thousands)
Net interest income (GAAP)	$147,496	$145,505	$144,661	$141,703	$137,926	(a)

Noninterest income (GAAP)	$34,308	$32,539	$32,191	$33,549	$32,330	(b)

Noninterest expense (GAAP)	$108,798	$105,878	$106,422	$100,443	$99,614	(c)
Less:
Merger and acquisition expense	2,239	1,155	1,902	—	—
Noninterest expense on an operating basis (Non-GAAP)	$106,559	$104,723	$104,520	$100,443	$99,614	(d)

Total revenue (GAAP)	$181,804	$178,044	$176,852	$175,252	$170,256	(a+b)

Ratios
Efficiency ratio (GAAP) (calculated by dividing total noninterest expense by total revenue)	59.84%	59.47%	60.18%	57.31%	58.51%	(c/(a+b))
Efficiency ratio on an operating basis (Non-GAAP) (calculated by dividing total noninterest expense on an operating basis by total revenue)	58.61%	58.82%	59.10%	57.31%	58.51%	(d/(a+b))

The following table summarizes the calculation of tangible common equity to tangible assets ratio and tangible book value per share and shows the reconciliation of non-GAAP measures:

	June 30 2025	March 31 2025	December 31 2024	September 30 2024	June 30 2024
Tangible common equity	(Dollars in thousands, except per share data)
Stockholders’ equity (GAAP)	$3,074,856	$3,033,392	$2,993,120	$2,977,148	$2,919,249	(a)
Less: Goodwill and other intangibles	994,814	996,013	997,356	998,773	1,000,233
Tangible common equity (Non-GAAP)	2,080,042	2,037,379	1,995,764	1,978,375	1,919,016	(b)
Tangible assets
Assets (GAAP)	20,048,934	19,888,209	19,373,565	19,408,117	19,411,037	(c)
Less: Goodwill and other intangibles	994,814	996,013	997,356	998,773	1,000,233
Tangible assets (Non-GAAP)	$19,054,120	$18,892,196	$18,376,209	$18,409,343	$18,410,804	(d)

Common shares	42,627,286	42,610,271	42,500,611	42,480,765	42,469,867	(e)

Common equity to assets ratio (GAAP)	15.34%	15.25%	15.45%	15.34%	15.04%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	10.92%	10.78%	10.86%	10.75%	10.42%	(b/d)
Book value per share (GAAP)	$72.13	$71.19	$70.43	$70.08	$68.74	(a/e)
Tangible book value per share (Non-GAAP)	$48.80	$47.81	$46.96	$46.57	$45.19	(b/e)
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
There have been no material changes in critical accounting estimates during the first six months of 2025. Refer to “Critical Accounting Estimates” in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2024 Form 10-K for a complete listing of critical accounting policies.

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
Total securities remained consistent at $2.7 billion during the first half of 2025 as new purchases of $121.6 million and unrealized gains of $34.0 million in the available for sale portfolio were offset by maturities, calls, and paydowns, in the combined available for sale and held to maturity portfolios. Total securities represented 13.4% and 14.0% of total assets at June 30, 2025 and December 31, 2024, respectively. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss (“CECL”) methodology. Further details regarding the Company's measurement of expected credit losses on securities can be found in Note 3 “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

Residential Mortgage Loan Sales The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Depending on market conditions, the Bank may sell the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing asset is recognized. Additionally, as part of its asset/liability management strategy, the Bank may opt to retain certain residential real estate loan originations for its portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are found to be not accurate in all material respects. The Company incurred no material losses related to residential mortgage repurchases during the three and six months ended June 30, 2025 and 2024.

     The following table shows the total residential real estate loans closed and the breakdown of amounts held in portfolio or sold (or held for sale) in the secondary market during the periods indicated:
Table 1 - Closed Residential Real Estate Loans

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Dollars in thousands)
Held in portfolio	$87,116	$56,974	$132,366	$87,512
Sold or held for sale in the secondary market	58,018	64,381	96,290	110,882
Total closed loans	$145,134	$121,355	$228,656	$198,394

The table below reflects additional information related to the loans sold during the periods indicated and the sale or retention of the related servicing rights:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Dollars in thousands)
Sold with servicing rights released	$49,914	$56,495	$85,885	$94,731
Sold with servicing rights retained (1)	102	1,388	1,207	4,752
Total loans sold	$50,016	$57,883	$87,092	$99,483
(1) All loans sold with servicing rights retained during the above periods were sold without recourse.

In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $271.2 million, $280.2 million and $291.1 million at June 30, 2025, December 31, 2024, and June 30, 2024, respectively.

    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$2,374	$2,630	$2,466	$2,641
Additions	—	12	8	36
Amortization	(84)	(101)	(170)	(206)
Change in valuation allowance	(2)	30	(16)	100
Balance at end of period	$2,288	$2,571	$2,288	$2,571
See Note 7, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.
Loan Portfolio The Company’s total loan portfolio at June 30, 2025 remained consistent when compared to December 31, 2024. On the commercial side, the first half of 2025 reflected solid growth within the commercial and industrial portfolio of $167.8 million, or 5.5% (11.1% annualized), along with an increase in the small business portfolio of $18.8 million, or 6.7% (13.4% annualized). These increases were offset by runoff in the commercial real estate portfolio of $231.3 million, or 3.42%, during the six months ended June 30, 2025. On the consumer side, the total loan portfolio grew by $53.4 million, or 1.5% (3.0% annualized), during the first half of 2025, as modest growth in residential real estate and home equity products were partially offset by a decrease in other consumer loans.

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
The following pie chart shows the diversification of the commercial real estate loan portfolio as of June 30, 2025:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $7.3 billion*
Other: 3.1%
Healthcare: 1.6%
Retail: 17.3%
Multi-Family: 27.8%
Lodging: 11.0%
Residential - Related: 14.1%
Industrial/Warehouse: 10.1%
Mixed-Use Office: 1.9%
Office: 13.1%

*Inclusive of commercial construction balances.

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$1,917
Largest individual commercial real estate mortgage outstanding	$59,992
Commercial real estate nonperforming loans/commercial real estate loans	0.39%

    Commercial and industrial loans consist of both term loans and revolving or non-revolving lines of credit. Term loans generally have a repayment schedule of five years or less. In addition, the Bank generally obtains personal guarantees from the principal owners of the borrower for its commercial and industrial loans. Lines of credit, including asset-based lines, are typically collateralized by accounts receivable, inventory, or both, as well as other business assets. Commercial lines of credit and asset-based lines generally are reviewed on an annual basis and usually require either a borrowing base formula or reflect varying levels of repayment of principal during the course of a year. Additionally, other commercial term loans are typically secured by machinery and equipment, and/or owner-occupied commercial real estate. To limit the risk within this portfolio, the loans are made across a diverse set of industry groups. The following pie chart shows the diversification of the commercial and industrial portfolio as of June 30, 2025:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $3.2 billion

All Other: 21.4%
Retail Trade: 20.9%
Accommodation and Food Services: 6.9%
Real Estate/Rental and Leasing: 12.4%
Educational Services: 5.2%
Manufacturing: 7.5%
Health Care and Social Assistance: 8.7%
Wholesale Trade: 8.8%
Construction: 8.2%

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$588
Largest individual commercial and industrial loan outstanding	$45,998
Commercial and industrial nonperforming loans/commercial and industrial loans	0.42%

    The Company’s consumer portfolio primarily consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company’s market area. The Company also provides home equity loans and lines of credit that may be made as a fixed-rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower's residence or second home. Additionally, the Company makes loans for other personal needs. Other consumer loans primarily consist of installment loans and overdraft protections. The residential real estate, home equity and other consumer portfolios totaled $3.7 billion at June 30, 2025, as noted below:

Consumer Portfolio Composition
Total Portfolio of $3.7 Billion
Other consumer: 1.0%
Home equity - subordinate positions: 18.6%
Home equity - first position: 13.0%
Residential real estate: 67.4%

(Dollars in thousands)
Average loan size	$119
Largest individual consumer loan outstanding	$5,290
Consumer nonperforming loans/consumer loans	0.37%

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

Loan Modifications In the course of resolving problem loans, the Company may choose to modify the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid or cure a default. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and may include adjustments to term extensions, interest rates, and accommodations for other than insignificant payment delays and/or a combination thereof. These actions are intended to minimize economic loss and avoid foreclosure or repossession of collateral. If such efforts by the Company do not result in satisfactory performance, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Company may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan. All loan modifications are reviewed by the Company to identify if a borrower is deemed to be experiencing financial difficulty at time of the modification.
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

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 4 - Nonperforming Assets

	June 30 2025	December 31 2024	June 30 2024
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis
Commercial and industrial	$13,544	$14,152	$17,897
Commercial real estate	28,717	74,343	23,375
Small business	173	302	437
Residential real estate	10,013	10,243	10,629
Home equity	3,765	2,479	5,090
Other consumer	5	10	23
Total nonperforming loans	$56,217	$101,529	$57,451
Other real estate owned	2,100	—	110
Total nonperforming assets	$58,317	$101,529	$57,561
Nonperforming loans as a percent of gross loans	0.39%	0.70%	0.40%
Nonperforming assets as a percent of total assets	0.29%	0.52%	0.30%

    The following table summarizes the changes in nonperforming assets for the periods indicated:
Table 5 - Activity in Nonperforming Assets

	Three Months Ended		Six Months Ended
	June 30 2025	June 30 2024	June 30 2025	June 30 2024
	(Dollars in thousands)
Nonperforming assets beginning balance	$89,493	$57,051	$101,529	$54,493
New to nonperforming	13,411	6,201	55,188	25,459
Loans charged-off	(6,966)	(808)	(48,366)	(1,689)
Loans paid-off	(35,977)	(3,458)	(46,909)	(10,440)
Loans transferred to other real estate owned and foreclosed assets	(2,100)	—	(2,100)	—
Loans restored to performing status	(1,659)	(1,429)	(3,015)	(10,284)
New to other real estate owned	2,100	—	2,100	—
Other	15	4	(110)	22
Nonperforming assets ending balance	$58,317	$57,561	$58,317	$57,561

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

Management’s allowance for credit loss estimate incorporates an economic forecast over a reasonable and supportable period of 12 months. As of June 30, 2025, management utilized the Moody’s Baseline forecast to estimate the effect of anticipated current and future economic conditions on the Company’s allowance for credit losses. This scenario selected by management assumes that general economic conditions will reflect a level of increased uncertainty regarding near-term growth, monetary policy will be impacted by a gradual reduction in Federal Reserve policy rates, and that progress toward inflation will be slowed as a result of changes in international trade policies. Additionally, the allowance for credit losses is qualitatively adjusted on a quarterly basis in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.

The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 6 - Summary of Net Charge-Offs/(Recoveries) to Average Loans Outstanding

	Net Charge-Offs/(Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans	Net Charge-Offs/ (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
Commercial and industrial	$2,742	$3,156,455	0.35%	$2,795	$3,101,441	0.18%
Commercial real estate	3,347	6,585,559	0.20%	43,343	6,652,161	1.31%
Commercial construction	—	809,839	—%	—	797,643	—%
Small business	51	294,562	0.07%	150	292,415	0.10%
Residential real estate	—	2,471,810	—%	—	2,468,158	—%
Home equity	(49)	1,160,123	(0.02)%	29	1,150,212	0.01%
Other consumer (1)	428	35,850	4.79%	1,094	37,227	5.93%
Total	$6,519	$14,514,198	0.18%	$47,411	$14,499,257	0.66%

	Net Charge-Offs/ (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans	Net Charge-Offs/ (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
Commercial and industrial	$(2)	$2,998,465	—%	$(87)	$2,973,982	(0.01)%
Commercial real estate	—	6,698,076	—%	—	6,709,684	—%
Commercial construction	—	834,876	—%	—	838,678	—%
Small business	48	265,273	0.07%	118	261,147	0.09%
Residential real estate	—	2,427,635	—%	—	2,423,126	—%
Home equity	(137)	1,109,979	(0.05)%	(270)	1,102,418	(0.05)%
Other consumer (1)	430	31,019	5.58%	852	30,844	5.55%
Total	$339	$14,365,323	0.01%	$613	$14,339,879	0.01%
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances and the associated net charge-offs.

Net charge-offs were $6.5 million and $47.4 million for the three and six months ended June 30, 2025, respectively, compared to $339,000 and $613,000 for the three and six months ended June 30, 2024, respectively. The elevated charge-off activity during the first half of 2025 was primarily attributable to charge-offs on three classified commercial loans recognized in the first quarter of 2025.

For purposes of the allowance for credit losses, management segregates the portfolio based upon loans sharing similar risk characteristics. The allocation of the allowance for credit losses is made to each loan category using the analytical techniques and estimation methods described in this Report. While these amounts represent management’s best estimate of credit losses at the evaluation dates, they are not necessarily indicative of either the categories in which actual losses may occur or the extent of actual losses that may be recognized within each category. Each of these loan categories possess unique risk characteristics that are considered when determining the appropriate level of allowance for each segment. The total allowance is available to absorb losses from any segment of the loan portfolio.

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 7 - Summary of Allocation of Allowance for Credit Losses

	June 30 2025			December 31 2024
	Allowance Amount	Allowance Amount as a Percentage of Total Allowance	Percent of Loans in Category to Total Loans	Allowance Amount	Allowance Amount as a Percentage of Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$35,309	24.4%	22.1%	$27,800	16.4%	21.0%
Commercial real estate	59,504	41.0%	45.0%	92,535	54.4%	46.5%
Commercial construction	8,183	5.7%	5.5%	8,166	4.8%	5.4%
Small business	4,565	3.2%	2.1%	4,182	2.5%	1.9%
Residential real estate	25,414	17.6%	17.1%	25,238	14.8%	17.0%
Home equity	10,911	7.5%	8.0%	11,007	6.5%	7.9%
Other consumer	887	0.6%	0.2%	1,056	0.6%	0.3%
Total	$144,773	100.0%	100.0%	$169,984	100.0%	100.0%
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
Federal Home Loan Bank Stock The Federal Home Loan Bank (“FHLB”) is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. The Company’s investments in FHLB of Boston stock decreased to $21.1 million at June 30, 2025 from $31.6 million at December 31, 2024 in conjunction with paydowns of FHLB term borrowings during the first half of 2025.
    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $994.8 million and $997.4 million at June 30, 2025 and December 31, 2024, respectively.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company performed its annual goodwill impairment testing during the third quarter of 2024 and determined that the Company’s goodwill was not impaired as of August 31, 2024. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no other events or changes during the second quarter of 2025 that indicated impairment of goodwill and other intangible assets.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $305.1 million at June 30, 2025 compared to $304.0 million at December 31, 2024.
The Company recorded tax exempt income from life insurance policies of $2.0 million for each of the three months ended June 30, 2025 and 2024, and $4.1 million and $3.9 million for the six months ended June 30, 2025 and 2024, respectively.
The Company recorded gains on life insurance benefits of $1.7 million for the three and six months ended June 30, 2025, all of which were recorded during the second quarter of 2025, as compared to $263,000 for the six months ended June 30, 2024, all of which were recorded during the first quarter of 2024.
Deposits As of June 30, 2025, total deposits were $15.9 billion, representing a $587.8 million, or 3.8%, increase from December 31, 2024. Total noninterest bearing demand deposits comprised 28.5% of total deposits at June 30, 2025, consistent with 28.7% at December 31, 2024. The total cost of deposits was 1.54% and 1.65% for the three months ended June 30, 2025 and 2024, respectively, and 1.55% and 1.56% for the six months ended June 30, 2025 and 2024, respectively.
The Company’s deposits are comprised primarily of core deposits (demand, savings and money market), as well as time deposits. The 2025 first half growth in deposit balances was driven by increases in municipal and business categories, partially offset by a decline in higher cost time deposits, leading to a rise in the Company's ratio of core deposits to total deposits which represented 82.8% of total deposits at June 30, 2025, compared to 81.7% of total deposits at December 31, 2024. In addition, the Company may also utilize brokered deposit sources, as needed, with balances of $51.3 million and $61.2 million outstanding at June 30, 2025 and December 31, 2024, respectively.
The Company’s deposit accounts are insured to the maximum extent permitted by the Deposit Insurance Fund which is administered by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The Company participates in the IntraFi Network, allowing it to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to access a reciprocal deposit exchange that can be used to benefit customers seeking increased FDIC insurance protection, and amounted to $1.1 billion at each of June 30, 2025 and December 31, 2024. The estimated balances of uninsured deposits at the Bank were $5.7 billion and $5.0 billion as of June 30, 2025 and December 31, 2024, respectively. Included in these amounts were $1.1 billion and $814.0 million of collateralized deposits, which offer additional protection.
Borrowings  The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings were $759.4 million at June 30, 2025, representing an increase of $58.1 million, or 8.3%, as compared to December 31, 2024. The increase was driven by a $300.0 million subordinated debt raise completed by the Company in March 2025, partially offset by $238.0 million in paydowns on FHLB borrowings during the first half of 2025. Refer to Note 5, “Borrowings” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the subordinated debt.
The Company had $8.7 billion of assets pledged as collateral against borrowings at both June 30, 2025 and December 31, 2024, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On June 18, 2025 the Company’s Board of Directors declared a cash dividend of $0.59 per share to shareholders of record as of the close of business on June 30, 2025. This dividend was paid on July 7, 2025.
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

At June 30, 2025 and December 31, 2024, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:

Table 8 - Company and Bank’s Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	June 30, 2025
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,647,099	18.08%	$1,171,589	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,152,149	14.70%	659,019	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,152,149	14.70%	878,692	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,152,149	11.44%	752,426	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,385,316	16.29%	$1,171,283	≥	8.0%	$1,464,103	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,247,433	15.35%	658,847	≥	4.5%	951,667	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,247,433	15.35%	878,462	≥	6.0%	1,171,283	≥	8.0%
Tier 1 capital (to average assets)	2,247,433	11.95%	752,407	≥	4.0%	940,508	≥	5.0%
	December 31, 2024
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,299,003	16.04%	$1,146,816	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,100,158	14.65%	645,084	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,100,158	14.65%	860,112	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,100,158	11.32%	741,953	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,210,775	15.43%	$1,146,528	≥	8.0%	$1,433,159	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,072,930	14.46%	644,922	≥	4.5%	931,554	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,072,930	14.46%	859,896	≥	6.0%	1,146,528	≥	8.0%
Tier 1 capital (to average assets)	2,072,930	11.18%	741,843	≥	4.0%	927,303	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At June 30, 2025, the Company’s capital levels exceeded the buffer.
Dividend Restrictions The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company totaled $51.5 million and $45.3 million for the three months ended June 30, 2025 and 2024, respectively and totaled $87.6 million and $93.2 million for the six months ended June 30, 2025 and 2024, respectively.
Investment Management The following table presents total assets under administration and number of accounts held by the Rockland Trust Investment Management Group at the following dates:
Table 9 - Assets Under Administration

	June 30 2025	December 31 2024	June 30 2024
	(Dollars in thousands)
Assets under administration	$7,360,635	$7,035,315	$6,870,636
Number of trust, fiduciary and agency accounts	6,743	6,637	6,620
The Company’s Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.
Accounts maintained by the Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. The Investment Management Group generated gross fee revenues of $10.3 million and $9.6 million for the three months ended June 30, 2025 and 2024, respectively and $20.4 million and $18.7 million for the six months ended June 30, 2025 and 2024, respectively. Total assets under administration at June 30, 2025 were $7.4 billion, including $443.1 million of investment solutions designed by Rockland Trust that are administered and executed through its agreement with LPL Financial (“LPL”), compared to $7.0 billion and $418.2 million, respectively, at December 31, 2024. The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC (“Bright Rock”), which provides institutional quality investment management services to both institutional and high net worth clients. Total assets under administration as of June 30, 2025 and December 31, 2024 include $498.3 million and $491.5 million, respectively, related to Bright Rock.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.
The Bank has an agreement with LPL and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other broker general agents for the purposes of processing insurance solutions for clients. Retail investments and insurance revenue was $1.0 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively, and $2.2 million for each of the six months ended June 30, 2025 and 2024.

RESULTS OF OPERATIONS
    The following table provides a summary of results of operations for the three and six months ended June 30, 2025 and 2024:

Table 10 - Summary of Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Net income	$51,101	$51,330	$95,525	$99,100
Diluted earnings per share	$1.20	$1.21	$2.24	$2.33
Return on average assets	1.04%	1.07%	0.98%	1.03%
Return on average equity	6.68%	7.10%	6.32%	6.87%
Net interest margin	3.37%	3.25%	3.40%	3.24%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax equivalent basis (“FTE”), net interest income for the second quarter of 2025 was $148.7 million, representing an increase of $9.5 million, or 6.9%, when compared to the second quarter of 2024. For the six months ended June 30, 2025, the net interest income on a FTE basis was $295.3 million, representing an increase of $17.6 million, or 6.3%, when compared to the six months ended June 30, 2024. The 2025 increase in net interest income was primarily attributable to higher yields on interest-earnings assets and decreased funding costs, resulting in a net interest margin of 3.37% and 3.40% for the three and six months ended June 30, 2025, respectively, representing increases of 12 basis points and 16 basis points, respectively, compared to the same prior year periods.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and six months ended June 30, 2025 and 2024. Nontaxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income tax rate that would have been paid if the income had been fully taxable.
Table 11 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended June 30
	2025			2024
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$406,108	$4,393	4.34%	$47,598	$397	3.35%
Securities
Securities - trading	4,796	—	—%	4,739	—	—%
Securities - taxable investments	2,737,166	15,879	2.33%	2,793,145	13,992	2.01%
Securities - nontaxable investments (1)	195	2	4.11%	189	2	4.26%
Total securities	$2,742,157	$15,881	2.32%	$2,798,073	$13,994	2.01%
Loans held for sale	9,839	140	5.71%	12,610	199	6.35%
Loans (2)
Commercial and industrial (1)	3,156,455	47,583	6.05%	2,998,465	45,707	6.13%
Commercial real estate (1)	6,585,559	85,871	5.23%	6,698,076	87,047	5.23%
Commercial construction	809,839	13,766	6.82%	834,876	15,451	7.44%
Small business	294,562	4,929	6.71%	265,273	4,376	6.63%
Total commercial	10,846,415	152,149	5.63%	10,796,690	152,581	5.68%
Residential real estate	2,471,810	28,079	4.56%	2,427,635	26,472	4.39%
Home equity	1,160,123	18,144	6.27%	1,109,979	18,826	6.82%
Total consumer real estate	3,631,933	46,223	5.10%	3,537,614	45,298	5.15%
Other consumer	35,850	582	6.51%	31,019	593	7.69%
Total loans	$14,514,198	$198,954	5.50%	$14,365,323	$198,472	5.56%
Total interest-earning assets	$17,672,302	$219,368	4.98%	$17,223,604	$213,062	4.98%
Cash and due from banks	196,147			178,558
Federal Home Loan Bank stock	22,900			41,110
Other assets	1,852,397			1,876,081
Total assets	$19,743,746			$19,319,353
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$5,214,871	$16,553	1.27%	$5,166,340	$16,329	1.27%
Money market	3,295,080	19,090	2.32%	2,909,503	17,409	2.41%
Time deposits	2,705,299	24,200	3.59%	2,579,336	27,731	4.32%
Total interest-bearing deposits	$11,215,250	$59,843	2.14%	$10,655,179	$61,469	2.32%
Borrowings
Federal Home Loan Bank borrowings	$432,392	$4,233	3.93%	$957,268	$11,329	4.76%
Junior subordinated debentures	62,861	976	6.23%	62,859	1,140	7.29%
Subordinated debentures	296,373	5,644	7.64%	—	—	—%
Total borrowings	$791,626	$10,853	5.50%	$1,020,127	$12,469	4.92%

Total interest-bearing liabilities	$12,006,876	$70,696	2.36%	$11,675,306	$73,938	2.55%
Noninterest bearing demand deposits	4,372,122			4,360,897
Other liabilities	297,698			375,629
Total liabilities	$16,676,696			$16,411,832
Stockholders' equity	3,067,050			2,907,521
Total liabilities and stockholders' equity	$19,743,746			$19,319,353
Net interest income (1)		$148,672			$139,124
Interest rate spread (3)			2.62%			2.43%
Net interest margin (4)			3.37%			3.25%
Supplemental information
Total deposits, including demand deposits	$15,587,372	$59,843		$15,016,076	$61,469
Cost of total deposits			1.54%			1.65%
Total funding liabilities, including demand deposits	$16,378,998	$70,696		$16,036,203	$73,938
Cost of total funding liabilities			1.73%			1.85%

(1)The total amount of adjustment to present interest income and yield on a FTE basis was $1.2 million for each of the three months ended June 30, 2025 and 2024.
(2)Includes average nonaccruing loans.
(3)Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 12 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Six Months Ended June 30
	2025			2024
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$274,490	$5,831	4.28%	$49,091	$880	3.60%
Securities
Securities - trading	4,655	—	—%	4,759	—	—%
Securities - taxable investments	2,742,075	31,175	2.29%	2,830,302	28,223	2.01%
Securities - nontaxable investments (1)	195	3	3.10%	190	4	4.23%
Total securities	$2,746,925	$31,178	2.29%	$2,835,251	$28,227	2.00%
Loans held for sale	8,127	232	5.76%	9,853	303	6.18%
Loans (2)
Commercial and industrial (1)	3,101,441	94,866	6.17%	2,973,982	90,302	6.11%
Commercial real estate (1)	6,652,161	170,790	5.18%	6,709,684	172,135	5.16%
Commercial construction	797,643	26,933	6.81%	838,678	30,872	7.40%
Small business	292,415	9,707	6.69%	261,147	8,536	6.57%
Total commercial	10,843,660	302,296	5.62%	10,783,491	301,845	5.63%
Residential real estate	2,468,158	55,795	4.56%	2,423,126	52,555	4.36%
Home equity	1,150,212	35,918	6.30%	1,102,418	37,270	6.80%
Total consumer real estate	3,618,370	91,713	5.11%	3,525,544	89,825	5.12%
Other consumer	37,227	1,175	6.36%	30,844	1,202	7.84%
Total loans	$14,499,257	$395,184	5.50%	$14,339,879	$392,872	5.51%
Total interest-earning assets	$17,528,799	$432,425	4.97%	$17,234,074	$422,282	4.93%
Cash and due from banks	196,838			178,032
Federal Home Loan Bank stock	25,260			44,157
Other assets	1,852,236			1,842,859
Total assets	$19,603,133			$19,299,122
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$5,218,591	$32,715	1.26%	$5,166,103	$31,185	1.21%
Money market	3,237,300	36,800	2.29%	2,876,759	33,400	2.33%
Time deposits	2,714,586	49,764	3.70%	2,438,277	51,204	4.22%
Total interest-bearing deposits	$11,170,477	$119,279	2.15%	$10,481,139	$115,789	2.22%
Borrowings
Federal Home Loan Bank borrowings	$489,733	$9,799	4.03%	$1,071,282	$25,960	4.87%
Junior subordinated debentures	62,861	1,950	6.26%	62,858	2,287	7.32%
Subordinated debentures	160,477	6,083	7.64%	20,326	508	5.03%
Total borrowings	$713,071	$17,832	5.04%	$1,154,466	$28,755	5.01%
Total interest-bearing liabilities	$11,883,548	$137,111	2.33%	$11,635,605	$144,544	2.50%
Noninterest bearing demand deposits	4,358,950			4,400,002
Other liabilities	310,641			361,601
Total liabilities	$16,553,139			$16,397,208

Stockholders' equity	3,049,994			2,901,914
Total liabilities and stockholders' equity	$19,603,133			$19,299,122
Net interest income (1)		$295,314			$277,738
Interest rate spread (3)			2.64%			2.43%
Net interest margin (4)			3.40%			3.24%
Supplemental information
Total deposit, including demand deposits	$15,529,427	$119,279		$14,881,141	$115,789
Cost of total deposits			1.55%			1.56%
Total funding liabilities, including demand deposits	$16,242,498	$137,111		$16,035,607	$144,544
Cost of total funding liabilities			1.70%			1.81%

(1)The total amount of adjustment to present interest income and yield on a FTE basis was $2.3 million and $2.4 million for the six months ended June 30, 2025 and 2024, respectively.
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
Table 13 - Volume Rate Analysis

	Three Months Ended June 30			Six Months Ended June 30
	2025 Compared To 2024			2025 Compared To 2024
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$1,006	$2,990	$3,996	$911	$4,040	$4,951
Securities
Securities - taxable investments	2,167	(280)	1,887	3,832	(880)	2,952
Securities - nontaxable investments (1)	—	—	—	(1)	—	(1)
Total securities			1,887			2,951
Loans held for sale	(15)	(44)	(59)	(18)	(53)	(71)
Loans
Commercial and industrial (1)	(532)	2,408	1,876	694	3,870	4,564
Commercial real estate (1)	286	(1,462)	(1,176)	131	(1,476)	(1,345)
Commercial construction	(1,222)	(463)	(1,685)	(2,428)	(1,511)	(3,939)
Small business	70	483	553	149	1,022	1,171
Total commercial			(432)			451
Residential real estate	1,125	482	1,607	2,263	977	3,240
Home equity	(1,532)	850	(682)	(2,968)	1,616	(1,352)
Total consumer real estate			925			1,888
Other consumer	(103)	92	(11)	(276)	249	(27)
Total loans (1)(2)			482			2,312
Total income of interest-earning assets			$6,306			$10,143
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$71	$153	$224	$1,213	$317	$1,530
Money market	(626)	2,307	1,681	(786)	4,186	3,400
Time certificates of deposits	(4,885)	1,354	(3,531)	(7,243)	5,803	(1,440)
Total interest bearing deposits			(1,626)			3,490
Borrowings
Federal Home Loan Bank borrowings	(884)	(6,212)	(7,096)	(2,069)	(14,092)	(16,161)
Long-term borrowings	—	—	—	—	—	—
Junior subordinated debentures	(164)	—	(164)	(337)	—	(337)
Subordinated debentures	5,644	—	5,644	2,072	3,503	5,575
Total borrowings			(1,616)			(10,923)
Total expense of interest-bearing liabilities			(3,242)			(7,433)
Change in net interest income			$9,548			$17,576

(1)Reflects income determined on a FTE basis. See footnote (1) to Tables 11 and 12 in this Report for the related adjustments.
(2)Loans include portfolio loans and nonaccrual loans; however, unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an appropriate level of allowance for credit losses. The Company recorded a provision for credit loss of $7.2 million and $22.2 million for the three and six months ended June 30, 2025, respectively, as compared to $4.3 million and $9.3 million for the three and six months ended June 30, 2024, respectively. The increase in provision for credit losses for the first half of 2025 was driven by elevated charge-off activity and additional specific reserves.
The Company’s allowance for credit losses, as a percentage of total loans, was 1.00% at June 30, 2025, 1.17% at December 31, 2024, and 1.05% at June 30, 2024. Refer to Note 4, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses for the period.
Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 14 - Noninterest Income

	Three Months Ended
	June 30		Change
	2025	2024	Amount	%
	(Dollars in thousands)
Deposit account fees	$7,141	$6,332	$809	12.78%
Interchange and ATM fees	4,997	4,753	244	5.13%
Investment management and advisory	11,380	10,987	393	3.58%
Mortgage banking income	1,072	1,320	(248)	(18.79)%
Increase in cash surrender value of life insurance policies	2,038	2,000	38	1.90%
Gain on life insurance benefits	1,650	—	1,650	100.00%
Loan level derivative income	66	473	(407)	(86.05)%
Other noninterest income	5,964	6,465	(501)	(7.75)%
Total	$34,308	$32,330	$1,978	6.12%

	Six Months Ended
	June 30		Change
	2025	2024	Amount	%
	(Dollars in thousands)
Deposit account fees	$14,194	$12,560	$1,634	13.01%
Interchange and ATM fees	9,619	9,205	414	4.50%
Investment management	22,600	20,928	1,672	7.99%
Mortgage banking income	1,813	2,116	(303)	(14.32)%
Increase in cash surrender value of life insurance policies	4,103	3,928	175	4.46%
Gain on life insurance benefits	1,650	263	1,387	527.38%
Loan level derivative income	1,108	553	555	100.36%
Other noninterest income	11,760	12,720	(960)	(7.55)%
Total	$66,847	$62,273	$4,574	7.35%

The primary reasons for significant variances in the noninterest income categories shown in the preceding table are noted below:
•Deposit account fees were higher as a result of increases in overdraft and cash management fees.
•Interchange and ATM fees were higher as a result of increased transaction volume.
•Investment management and advisory income increased, driven primarily by higher levels of assets under administration, which increased by $490.0 million, or 7.1%, to $7.4 billion at June 30, 2025, as compared to $6.9 billion at June 30, 2024. These increases were partially offset by lower insurance commission income for the three and six months ended June 30, 2025, as compared to the same prior year periods.
•The Company received proceeds on life insurance policies resulting in a gain of $1.7 million during the first half of 2025 as compared to $263,000 during the first half of 2024.
•Loan level derivative income decreased for the three months ended June 30, 2025 and increased for the six months ended June 30, 2025 when compared to the same respective periods in 2024, driven primarily by fluctuations in customer demand resulting from changes in the macroeconomic environment.
•Other noninterest income was lower for the three and six months ended June 30, 2025, primarily attributable to decreases in FHLB dividend income of $482,000 and $682,000, respectively, and decreases in commercial loan fees of $281,000 and $215,000, respectively. Additionally, realized gains on sales of equity securities decreased by $433,000 for the first half of 2025 as compared to the prior year period.

Noninterest Expense The following table sets forth information regarding noninterest expense for the periods shown:
Table 15 - Noninterest Expense

	Three Months Ended
	June 30		Change
	2025	2024	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$62,856	$57,162	$5,694	9.96%
Occupancy and equipment expenses	13,158	12,472	686	5.50%
Data processing & facilities management	2,783	2,405	378	15.72%
Software and subscriptions	5,166	4,475	691	15.44%
FDIC assessment	2,373	2,694	(321)	(11.92)%
Debit card expense	1,984	1,602	382	23.85%
Advertising costs	1,797	1,826	(29)	(1.59)%
Amortization of intangible assets	1,197	1,465	(268)	(18.29)%
Consulting expense	1,018	1,997	(979)	(49.02)%
Merger and acquisition expenses	2,239	—	2,239	100.00%
Other noninterest expenses	14,227	13,516	711	5.26%
Total	$108,798	$99,614	$9,184	9.22%

	Six Months Ended
	June 30		Change
	2025	2024	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$124,787	$114,336	$10,451	9.14%
Occupancy and equipment expenses	27,017	25,939	1,078	4.16%
Data processing & facilities management	5,425	4,888	537	10.99%
Software and subscriptions	10,193	8,569	1,624	18.95%
FDIC assessment	5,361	5,676	(315)	(5.55)%
Debit card expense	3,919	4,080	(161)	(3.95)%
Advertising expense	3,242	2,986	256	8.57%
Amortization of intangible assets	2,541	3,028	(487)	(16.08)%
Consulting expense	2,115	3,425	(1,310)	(38.25)%
Merger and acquisition expenses	3,394	—	3,394	100.00%
Other noninterest expenses	26,682	26,574	108	0.41%
Total	$214,676	$199,501	$15,175	7.61%

The primary reasons for significant variances in the noninterest expense categories shown in the preceding table are noted below:
•Salaries and employee benefits costs increased, primarily attributable to increases in general salaries, equity compensation, incentive programs, commissions, medical plan insurance, and payroll taxes. Additionally, during the second quarter of 2024, the Company recognized an outsized benefit related to the valuation of the Company’s split-dollar bank owned life insurance policies, which further contributed to the increases.
•Occupancy and equipment costs were higher driven by increases in utilities costs, depreciation on equipment, and equipment maintenance and repairs. Snow removal costs for the first half of 2025 were also higher than the same prior year period. Partially offsetting these period-over-period increases were reductions in cleaning costs.

•Software and subscriptions costs increased driven by the Company’s continued investment in its technology infrastructure.
•Debit card expense increased for the second quarter of 2025 as compared to the same prior year period, driven by higher processing fees, however, overall debit card expense for the first half of 2025 decreased as compared to the same prior year period, driven primarily by a change in fee structure with a third party provider that became effective in the second half of 2024.
•Consulting expense decreased, driven primarily by the timing of strategic initiatives.
•The Company incurred merger and acquisition expenses of $2.2 million and $3.4 million for the three and six months ended June 30, 2025, respectively, related to the Company’s acquisition of Enterprise. No such costs were recognized during the same respective periods in 2024.
•Other noninterest expense was consistent for the first half of 2025 as compared to the prior year, and higher for the second quarter of 2025 as compared to the prior year, driven primarily by increases in loan work-out costs of $289,000 and directors fees of $232,000.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 16 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
	(Dollars in thousands)
Combined federal and state income tax provision	$14,705	$15,062	$27,447	$29,787
Effective income tax rate	22.35%	22.69%	22.32%	23.11%
Blended statutory tax rate	27.37%	27.91%	27.37%	27.91%

The Company's effective tax rate for the second quarter of 2025 is lower as compared to the year ago period primarily due to lower pre-tax income, a decrease in the statutory state tax rate, as well as increased tax benefits from low income housing tax credits. The effective tax rates in the table are lower than the blended statutory tax rates due to the impact of discrete items, including tax benefits related to equity compensation, as well as certain tax preference assets such as life insurance policies, tax exempt bonds and federal tax credits.

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2042, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $285.3 million, of which $223.7 million had been funded as of June 30, 2025. It is expected that the limited partnership investments will generate a net tax benefit of approximately $5.4 million for the fiscal year 2025 and a total of $46.6 million over the remaining life of the investments from the combination of the tax credits and operating losses.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. Among other things, the new law makes permanent certain expiring business tax provisions of the Tax Cuts and Jobs Act (“TCJA”). These include provisions which allow businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets and the cost of qualified domestic research and development. The OBBBA also imposes a floor on tax deductions taken on charitable contributions. The OBBBA also significantly changes U.S. tax law related to foreign operations and certain tax credits; however, such changes are not anticipated to have a material impact to the Company’s financial statements.

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

The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available FHLB funding, less short-term liabilities relative to total assets, was within policy limits at June 30, 2025. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit include FHLB collateral requirements, securities portfolio changes, and the mix of deposits.

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

The following table depicts current and unused liquidity capacity from various sources as of the dates indicated:

Table 17 - Liquidity Sources

	June 30, 2025		December 31, 2024
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$400,500	$2,210,024	$638,514	$1,992,574
Federal Reserve Bank of Boston (2)	—	3,646,687	—	3,635,233
Unpledged Securities	—	522,121	—	564,676
Line of Credit	—	50,000	—	50,000
Junior subordinated debentures (3)	62,861	—	62,860	—
Subordinated debt (3)	296,067	—	—	—
Brokered deposits (3)	51,270	—	61,236	—
	$810,698	$6,428,832	$762,610	$6,242,483

(1)Loans and securities with a carrying value of $3.7 billion and $3.8 billion at of June 30, 2025 and December 31, 2024, respectively, were pledged to the FHLB of Boston.
(2)Loans and securities with a carrying value of $5.0 billion and $4.9 billion at June 30, 2025 and December 31, 2024, respectively, were pledged to the Federal Reserve Bank of Boston.
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

Table 18 - Interest Rate Sensitivity

	June 30
	2025	2024
	Year 1	Year 1
Parallel rate shocks (basis points)
-300	(9.0)%	(4.1)%
-200	(5.7)%	(1.9)%
-100	(2.3)%	(0.5)%
+100	2.0%	0.2%
+200	3.8%	0.3%
+300	5.7%	0.6%
+400	7.7%	0.9%

Gradual rate shifts (basis points)
-200 over 12 months	(2.2)%	(0.5)%
-100 over 12 months	(1.0)%	(0.2)%
+200 over 12 months	1.8%	0.2%

Alternative scenarios
Steep down 200 basis point scenario	(1.4)%	0.6%

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

The most significant market factors affecting the Company’s net interest income during the six months ended June 30, 2025 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate, the Secured Overnight Financing Rate, and other interest rates offered on long-term fixed rate loans.

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

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Information
Off-Balance Sheet Arrangements There were no material changes in off-balance sheet arrangements during the three months ended June 30, 2025.
See Note 7, “Derivative and Hedging Activities” and Note 11, “Commitments and Contingencies” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information relating to the Company's other off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information required by this Item 3 is included in the “Risk Management” section of Part I. Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report and is incorporated herein by reference.

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings
At June 30, 2025, the Bank was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2025:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan or Program
Period
April 1 to April 30, 2025	195	$55.25	—	$—
May 1 to May 31, 2025	1,287	$62.28	—	$—
June 1 to June 30, 2025	374	$63.64	—	$—
Total	1,856	$61.82	—
(1)These shares were surrendered in connection with an exercise and/or vesting of equity compensation grants to satisfy related tax withholding obligations.

On July 17, 2025, the Company announced a stock buyback plan which authorizes repurchases by the Company of up to $150 million in common stock. Repurchases under the plan may be made from time to time on the open market and in privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The extent to which the Company repurchases shares and the size and timing of these repurchases will depend on a variety of factors, including pricing, market and economic conditions, the Company’s capital position and amount of retained earnings, and legal and contractual requirements. The repurchase plan is scheduled to expire on July 16, 2026 and may be modified, suspended or discontinued without prior notice at any time.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - Not Applicable.

Item 5. Other Information

(a)None

(b)None

(c)Insider Rule 10b5-1 Trading Plans. During the quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index

No.	Exhibit

3.1	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on June 25, 2025.
4.1
First Supplemental Indenture relating to Independent Bank Corp.’s (as successor in interest to Enterprise Bancorp, Inc.) 5.25% Subordinated Notes due 2030, dated as of July 7, 2020, by and between Independent Bank Corp. (as successor in interest to Enterprise Bancorp, Inc.) and UMB Bank, National Association as trustee, incorporated by reference to Exhibit 4.2 to Form 8-K filed on July 1, 2025.

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
INDEPENDENT BANK CORP.
(registrant)

August 5, 2025	/s/ Jeffrey J. Tengel
Jeffrey J. Tengel President and Chief Executive Officer (Principal Executive Officer)

August 5, 2025	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)