Form 10-Q
period 2025-09-30
INDEPENDENT BANK CORP
filed 2025-11-05
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of November 4, 2025, there were 49,577,265 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	September 30 2025	December 31 2024
Assets
Cash and due from banks	$203,388	$187,849
Interest-earning deposits with banks	707,408	32,041
Securities
Trading	4,611	4,245
Equity	21,567	21,204
Available for sale (amortized cost $1,998,347 and $1,353,964)	1,941,220	1,250,944
Held to maturity (fair value $1,260,752 and $1,291,801)	1,357,617	1,434,956
Total securities	3,325,015	2,711,349
Loans held for sale (at fair value)	17,052	7,271
Loans
Commercial and industrial(1)	4,532,294	3,246,455
Commercial real estate(1)	8,241,458	6,839,705
Commercial construction	1,439,876	782,078
Residential real estate	2,917,101	2,460,600
Home equity - first position	511,482	490,115
Home equity - subordinate positions	772,657	650,053
Other consumer	37,575	39,372
Total loans	18,452,443	14,508,378
Less: allowance for credit losses	(190,476)	(169,984)
Net loans	18,261,967	14,338,394
Federal Home Loan Bank stock	21,835	31,573
Bank premises and equipment, net	221,165	193,320
Goodwill	1,083,374	985,072
Other intangible assets	141,732	12,284
Cash surrender value of life insurance policies	376,163	303,965
Other assets	634,140	570,447
Total assets	$24,993,239	$19,373,565
Liabilities and Stockholders' Equity
Deposits
Non-interest-bearing demand deposits	$5,635,911	$4,390,703
Savings and interest checking accounts	7,111,570	5,207,548
Money market	4,128,400	2,960,381
Time certificates of deposit	3,419,988	2,747,346
Total deposits	20,295,869	15,305,978
Borrowings
Federal Home Loan Bank and other borrowings	416,240	638,514
Junior subordinated debentures (less unamortized debt issuance costs of $26 and $28)	62,862	62,860
Subordinated debentures (less unamortized debt issuance costs of $3,725)	296,275	—

Total borrowings	775,377	701,374
Other liabilities	375,106	373,093
Total liabilities	21,446,352	16,380,445
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 49,787,305 shares at September 30, 2025 and 42,500,611 shares at December 31, 2024 (includes 260,511 and 199,410 shares of unvested participating restricted stock awards, respectively)	495	423
Value of shares held in rabbi trust at cost: 77,118 shares at September 30, 2025 and 78,088 shares at December 31, 2024	(3,505)	(3,383)
Deferred compensation and other retirement benefit obligations	3,505	3,383
Additional paid in capital	2,371,111	1,909,980
Retained earnings	1,222,843	1,172,724
Accumulated other comprehensive loss, net of tax	(47,562)	(90,007)
Total stockholders’ equity	3,546,887	2,993,120
Total liabilities and stockholders’ equity	$24,993,239	$19,373,565

(1)Commercial and industrial and commercial real estate balances as of September 30, 2025 presented above vary from amounts previously reported in the Company’s third quarter 2025 earnings release. These reported amounts reflect a reclassification of commercial and industrial loan balances to the commercial real estate category based upon further review of loan classifications subsequent to the system conversion of Enterprise Bancorp, Inc., parent of Enterprise Bank and Trust Company (collectively “Enterprise”). Reported amounts throughout this Form 10-Q are reflective of this reclassification, where applicable.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Interest income
Interest and fees on loans	$263,772	$200,597	$656,643	$591,097
Taxable interest and dividends on securities	23,303	14,064	54,478	42,287
Non-taxable interest and dividends on securities	208	1	211	4
Interest on loans held for sale	225	227	457	530
Interest on federal funds sold and short-term investments	7,245	1,635	13,076	2,515
Total interest and dividend income	294,753	216,524	724,865	636,433
Interest expense
Interest on deposits	80,739	66,985	200,018	182,774
Interest on borrowings	10,670	7,836	28,502	36,591
Total interest expense	91,409	74,821	228,520	219,365
Net interest income	203,344	141,703	496,345	417,068
Provision for credit losses	38,519	19,500	60,719	28,750
Net interest income after provision for credit losses	164,825	122,203	435,626	388,318
Non-interest income
Deposit account fees	8,847	6,779	23,041	19,339
Interchange and ATM fees	5,989	4,970	15,608	14,175
Investment management and advisory	13,652	11,033	36,252	31,961
Mortgage banking income	1,444	972	3,257	3,088
Increase in cash surrender value of life insurance policies	2,629	2,006	6,732	5,934
Gain on life insurance benefits	—	—	1,650	263
Loan level derivative income	1,224	1,125	2,332	1,678
Other non-interest income	6,613	6,664	18,373	19,384
Total non-interest income	40,398	33,549	107,245	95,822
Non-interest expenses
Salaries and employee benefits	81,132	60,108	205,919	174,444
Occupancy and equipment expenses	14,975	12,734	41,992	38,673
Data processing and facilities management	2,788	2,510	8,213	7,398
Software and subscriptions	6,854	4,736	17,047	13,305
FDIC assessment	3,080	2,628	8,441	8,304
Amortization of intangible assets	7,315	1,460	9,856	4,488
Merger and acquisition expense	23,893	—	27,287	—
Other non-interest expenses	20,799	16,267	56,757	53,332
Total non-interest expenses	160,836	100,443	375,512	299,944
Income before income taxes	44,387	55,309	167,359	184,196
Provision for income taxes	10,125	12,362	37,572	42,149
Net income	$34,262	$42,947	$129,787	$142,047
Basic earnings per share	$0.69	$1.01	$2.88	$3.34
Diluted earnings per share	$0.69	$1.01	$2.88	$3.34
Weighted average common shares (basic)	49,934,574	42,481,441	45,063,324	42,501,199
Common share equivalents	22,433	11,622	20,646	9,602
Weighted average common shares (diluted)	49,957,007	42,493,063	45,083,970	42,510,801
Cash dividends declared per common share	$0.59	$0.57	$1.77	$1.71
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Net income	$34,262	$42,947	$129,787	$142,047
Other comprehensive income, net of tax
Net change in fair value of securities available for sale	9,169	28,286	35,398	28,670
Net change in fair value of cash flow hedges	1,397	8,753	7,182	9,000
Net change in other comprehensive income for defined benefit postretirement plans	(45)	(16)	(135)	(45)
Total other comprehensive income	10,521	37,023	42,445	37,625
Total comprehensive income	$44,783	$79,970	$172,232	$179,672
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2025 and 2024
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance June 30, 2025	42,627,286	$424	$(3,459)	$3,459	$1,914,556	$1,217,959	$(58,083)	$3,074,856
Net income	—	—	—	—	—	34,262	—	34,262
Other comprehensive income	—	—	—	—	—	—	10,521	10,521
Common dividend declared ($0.59 per share)	—	—	—	—	—	(29,378)	—	(29,378)
Common stock issued for acquisition	7,478,906	75	—	—	477,191	—	—	477,266
Stock based compensation	—	—	—	—	2,247	—	—	2,247
Restricted stock awards issued, net of awards surrendered	34,324	—	—	—	(53)	—	—	(53)
Shares issued under direct stock purchase plan	11,317	—	—	—	756	—	—	756
Shares repurchased under share repurchase program (1)	(364,528)	(4)	—	—	(23,586)	—	—	(23,590)
Deferred compensation and other retirement benefit obligations	—	—	(46)	46	—	—	—	—
Balance September 30, 2025	49,787,305	$495	$(3,505)	$3,505	$2,371,111	$1,222,843	$(47,562)	$3,546,887

Balance June 30, 2024	42,469,867	$423	$(3,353)	$3,353	$1,904,869	$1,128,182	$(114,225)	$2,919,249
Net income	—	—	—	—	—	42,947	—	42,947
Other comprehensive income	—	—	—	—	—	—	37,023	37,023
Common dividend declared ($0.57 per share)	—	—	—	—	—	(24,214)	—	(24,214)
Stock based compensation	—	—	—	—	1,514	—	—	1,514
Restricted stock awards issued, net of awards surrendered	(2,559)	—	—	—	(20)	—	—	(20)
Shares issued under direct stock purchase plan	13,457	—	—	—	649	—	—	649
Deferred compensation and other retirement benefit obligations	—	—	(46)	46	—	—	—	—
Balance September 30, 2024	42,480,765	$423	$(3,399)	$3,399	$1,907,012	$1,146,915	$(77,202)	$2,977,148
(1)     Inclusive of $234,000 impact of excise tax attributable to shares repurchased under a repurchase program for the three months ended September 30, 2025.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2025 and 2024
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2024	42,500,611	$423	$(3,383)	$3,383	$1,909,980	$1,172,724	$(90,007)	$2,993,120
Net income	—	—	—	—	—	129,787	—	129,787
Other comprehensive income	—	—	—	—	—	—	42,445	42,445
Common dividend declared ($1.77 per share)	—	—	—	—	—	(79,668)	—	(79,668)
Common stock issued for acquisition	7,478,906	75	—	—	477,191	—	—	477,266
Proceeds from exercise of stock options, net of cash paid	380	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	7,091	—	—	7,091
Restricted stock awards issued, net of awards surrendered	142,912	1	—	—	(1,387)	—	—	(1,386)
Shares issued under direct stock purchase plan	29,024	—	—	—	1,822	—	—	1,822
Shares repurchased under share repurchase program (1)	(364,528)	(4)	—	—	(23,586)	—	—	(23,590)
Deferred compensation and other retirement benefit obligations	—	—	(122)	122	—	—	—	—
Balance September 30, 2025	49,787,305	$495	$(3,505)	$3,505	$2,371,111	$1,222,843	$(47,562)	$3,546,887

Balance December 31, 2023	42,873,187	$427	$(3,298)	$3,298	$1,932,163	$1,077,488	$(114,827)	$2,895,251
Net income	—	—	—	—	—	142,047	—	142,047
Other comprehensive income	—	—	—	—	—	—	37,625	37,625
Common dividend declared ($1.71 per share)	—	—	—	—	—	(72,620)	—	(72,620)
Stock based compensation	—	—	—	—	4,953	—	—	4,953
Restricted stock awards issued, net of awards surrendered	102,754	1	—	—	(782)	—	—	(781)
Shares issued under direct stock purchase plan	37,090	—	—	—	1,970	—	—	1,970
Shares repurchased under share repurchase program (1)	(532,266)	(5)	—	—	(31,292)	—	—	(31,297)
Deferred compensation and other retirement benefit obligations	—	—	(101)	101	—	—	—	—
Balance September 30, 2024	42,480,765	$423	$(3,399)	$3,399	$1,907,012	$1,146,915	$(77,202)	$2,977,148
(1)     Inclusive of $234,000 and $311,000 impact of excise tax attributable to shares repurchased under a repurchase program for the nine months ended September 30, 2025 and 2024, respectively.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Nine Months Ended
	September 30
	2025	2024
Cash flow from operating activities
Net income	$129,787	$142,047
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	32,256	31,500
Change in unamortized net loan costs and fees	(1,194)	(1,070)
Accretion of discount (or fair value adjustment) on acquired loans	(5,255)	(393)
Provision for credit losses	60,719	28,750
Deferred income tax (benefit) expense	(102)	5,102
Net gain on equity securities	(549)	(1,187)
Net loss on sale of securities	64	—
Net loss on bank premises and equipment	92	68
Stock based compensation	7,091	4,953
Increase in cash surrender value of life insurance policies	(6,732)	(5,934)
Gain on life insurance benefits	(1,650)	(263)
Operating lease payments	(11,364)	(10,603)
Change in fair value on loans held for sale	(171)	(167)
Net change in:
Trading assets	(366)	577
Loans held for sale	(9,360)	(9,724)
Other assets	44,973	31,942
Other liabilities	(66,014)	(28,567)
Total adjustments	42,438	44,984
Net cash provided by operating activities	172,225	187,031
Cash flows provided by investing activities
Purchases of equity securities	(507)	(498)
Proceeds from sales of securities available for sale	74,303	—
Proceeds from maturities and principal repayments of securities available for sale	201,912	172,701
Purchases of securities available for sale	(326,228)	(47,776)
Proceeds from maturities and principal repayments of securities held to maturity	81,306	79,843
Net decrease in Federal Home Loan Bank stock	16,621	13,631
Investments in low income housing projects	(26,293)	(22,245)
Purchases of life insurance policies	(71)	(114)
Proceeds from life insurance policies	3,951	1,566
Net increase in loans	(76,101)	(88,550)
Net cash acquired in business combinations	97,760	—
Purchases of bank premises and equipment	(8,730)	(14,052)
Proceeds from the sale of bank premises and equipment	—	32
Net cash provided by investing activities	37,923	94,538
Cash flows provided by (used in) financing activities
Net (decrease) increase in time deposits	(67,360)	581,845

Net increase (decrease) in other deposits	694,496	(6,464)
Net repayments of Federal Home Loan Bank and other borrowings	(284,711)	(505,000)
Proceeds from subordinated debentures, net of issuance costs	295,843	—
Repayments of subordinated debentures	(60,000)	(50,000)
Restricted stock awards issued, net of awards surrendered	(1,442)	(813)
Proceeds from shares issued under direct stock purchase plan	1,804	1,957
Payments for shares repurchased under share repurchase program	(23,356)	(30,986)
Common dividends paid	(74,516)	(71,986)
Net cash provided by (used in) financing activities	480,758	(81,447)
Net increase in cash and cash equivalents	690,906	200,122
Cash and cash equivalents at beginning of year	219,890	224,330
Cash and cash equivalents at end of period	$910,796	$424,452
Supplemental schedule of non-cash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$2,100	$—
Net increase in capital commitments relating to low income housing project investments	$30,603	$29,282
Recognition of operating lease at commencement and/or at extension	$18,831	$5,620
In conjunction with the Company’s acquisitions, assets were acquired and liabilities were assumed as follows:
Common stock issued for acquisition	$477,266	$—
Fair value of assets acquired, net of cash acquired	$4,930,778	$—
Fair value of liabilities assumed	$4,551,272	$—
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
All material intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current year’s presentation, including a reclassification of the Company’s small business portfolio, with the majority of the portfolio reclassified into the commercial and industrial category, and the remainder of the portfolio, consisting of loans secured by non-owner occupied real estate, reclassified to the commercial real estate category.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other interim period.
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

NOTE 3 - ACQUISITIONS

Enterprise Bancorp, Inc.

On July 1, 2025, the Company completed the acquisition of Enterprise. For each share of Enterprise common stock, Enterprise stockholders had the right to receive 0.60 shares of the Company's common stock and $2.00 in cash, with cash paid in lieu of fractional shares. Total consideration was $503.1 million and consisted of $477.2 million of equity (7,478,906 shares) of Independent Bank Corp. common stock, plus $25.9 million in cash, including cash paid for stock option cancellations and fractional shares. The transaction qualified as a tax-free reorganization for federal income tax purposes and provided a tax-free exchange for Enterprise stockholders for the portion of the transaction consideration consisting of the Company's common stock. In addition to increasing its loan and deposit base, the Company believes it will be able to provide a deeper product set to Enterprise customers, as well as benefit from increased operating synergies, improving the long-term operating and financial results of the Company.
The Company accounted for the Enterprise acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded merger and acquisition expenses of $27.3 million during the nine months ended September 30, 2025 related to the Enterprise acquisition. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Net Assets Acquired at Fair Value
(Dollars in thousands)
Assets
Cash	$123,638
Investments	590,267
Loans	3,913,112
Allowance for credit losses on purchased credit deteriorated (“PCD”) loans	(9,020)
Premises and equipment	35,706
Goodwill	98,302
Core deposit and other intangibles	137,503
Other assets	164,908
Total assets acquired	5,054,416
Liabilities
Deposits	4,362,710
Borrowings	62,472
Subordinated debt	59,974
Other liabilities	66,116
Total liabilities assumed	4,551,272
Purchase price	$503,144

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

Loans

The loans acquired were recorded at fair value. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows.

    Acquired loans were reviewed to determine if any had experienced a more-than-insignificant deterioration in credit quality since origination. Loans meeting established criteria to indicate more-than-insignificant deterioration were identified as PCD loans. In connection with the Enterprise acquisition, the Company recorded an allowance for credit losses on PCD loans of approximately $9.0 million.

For PCD loans acquired from Enterprise, a reconciliation of the difference between the purchase price and par value of the assets acquired is presented below:

As of July 1, 2025
(Dollars in thousands)
Gross amortized cost basis at July 1, 2025	406,135
Allowance for credit losses on PCD loans	(9,020)
Interest and liquidity discount	(10,444)
Basis in PCD loans at acquisition - estimated fair value	386,671

For loans acquired without evidence of more-than-insignificant deterioration in credit quality since origination, also referred to as non-PCD loans, the Company estimated an allowance for credit losses based on the Company’s methodology for determining the allowance under CECL. The resulting allowance on non-PCD loans was $34.5 million, which was recorded through a charge to provision for credit losses on the date of acquisition.

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
Wealth Management Customer List Intangible
The acquired wealth management division has longstanding relationships with a significant number of its customers which have been developed over time and are essential to the business. The fair value of the Enterprise wealth management customer relationship intangible was determined utilizing variations and combinations of the income and cost approaches. Revenue growth and customer attrition assumptions were used to determine projected cash flows, with adjustments made for contributory asset charges and costs associated with new customer development. The resulting net, or excess, earnings attributable to these relationships was then discounted to present value using an appropriate discount rate.
Deposits
        The fair value of acquired savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand.

Selected Pro Forma Results
The following summarizes the unaudited pro forma results of operations as if the Company acquired Enterprise on January 1, 2025 (2024 amounts represent combined results for the Company and Enterprise). The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the period presented, nor does it indicate future results for any other interim or full-year period.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
	(Dollars in thousands)
Net interest income	$203,344	$179,722	$575,576	$526,439
Net income	$34,262	$52,934	$129,565	$170,053
Included in the pro forma net income results for the three and nine months ended September 30, 2025 are merger-related costs of $18.0 million and $38.0 million, net of tax, recognized by both the Company and Enterprise in the aggregate, respectively. These costs were primarily made up of severance, contract terminations due to the change in control, legal fees and integration costs.
NOTE 4 - SECURITIES

Trading Securities
The Company had trading securities of $4.6 million and $4.2 million as of September 30, 2025 and December 31, 2024, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.
Equity Securities
The Company had equity securities of $21.6 million and $21.2 million as of September 30, 2025 and December 31, 2024, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the Consolidated Statements of Income that relate to equity securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
	Dollars in thousands
Net gains recognized during the period on equity securities	$380	$685	$549	$1,187
Less: net gains recognized during the period on equity securities sold during the period	12	81	18	519
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$368	$604	$531	$668
Available for Sale Securities
The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at the dates indicated:

	September 30, 2025					December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$228,889	$—	$(11,714)	$—	$217,175	$229,452	$—	$(19,792)	$—	$209,660
U.S. treasury securities	485,194	14	(18,231)	—	466,977	628,017	—	(36,016)	—	592,001
Agency mortgage-backed securities	727,744	4,224	(24,703)	—	707,265	415,918	25	(37,782)	—	378,161
Agency collateralized mortgage obligations	279,977	830	(4,630)	—	276,177	31,168	1	(2,174)	—	28,995
Non-taxable municipal securities	14,611	54	—	—	14,665	197	—	(3)	—	194
Taxable municipal securities	217,056	2,355	(67)	—	219,344	—	—	—	—	—
Pooled trust preferred securities issued by banks and insurers	1,120	—	(80)	—	1,040	1,180	—	(85)	—	1,095
Small business administration pooled securities	43,756	—	(5,179)	—	38,577	48,032	—	(7,194)	—	40,838
Total available for sale securities	$1,998,347	$7,477	$(64,604)	$—	$1,941,220	$1,353,964	$26	$(103,046)	$—	$1,250,944

Excluded from the table above is accrued interest on available for sale securities of $6.0 million and $2.9 million at September 30, 2025 and December 31, 2024, respectively, which is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on available for sale securities during the three and nine months ended September 30, 2025 and 2024. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at September 30, 2025 and December 31, 2024.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. During the three and nine months ended September 30, 2025, the Company sold approximately $74.3 million of available for sale securities, largely comprised of securities acquired from the Enterprise acquisition, recognizing a loss of approximately $64,000. The Company had no sales of securities available for sale during the three and nine months ended September 30, 2024.

The following tables show the gross unrealized losses and fair value of the Company’s available for sale securities in an unrealized loss position as of the dates indicated. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2025
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$217,175	$(11,714)	$217,175	$(11,714)
U.S. treasury securities	10	—	—	460,467	(18,231)	460,467	(18,231)
Agency mortgage-backed securities	111	96,770	(481)	292,217	(24,222)	388,987	(24,703)
Agency collateralized mortgage obligations	57	180,392	(3,116)	24,341	(1,514)	204,733	(4,630)
Taxable municipal securities	18	15,952	(67)	—	—	15,952	(67)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,040	(80)	1,040	(80)
Small business administration pooled securities	8	—	—	38,577	(5,179)	38,577	(5,179)
Total	214	$293,114	$(3,664)	$1,033,817	$(60,940)	$1,326,931	$(64,604)

	December 31, 2024
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$209,660	$(19,792)	$209,660	$(19,792)
U.S. treasury securities	13	—	—	592,001	(36,016)	592,001	(36,016)
Agency mortgage-backed securities	117	127,152	(2,867)	249,098	(34,915)	376,250	(37,782)
Agency collateralized mortgage obligations	11	1,153	(4)	26,890	(2,170)	28,043	(2,174)
Non-taxable municipal securities	1	194	(3)	—	—	194	(3)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,095	(85)	1,095	(85)
Small business administration pooled securities	8	—	—	40,838	(7,194)	40,838	(7,194)
Total	160	$128,499	$(2,874)	$1,119,582	$(100,172)	$1,248,081	$(103,046)
The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments during the three and nine months ended September 30, 2025 and 2024. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at September 30, 2025:
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
•Taxable Municipal Securities: This portfolio has contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality.

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

Held to Maturity Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized at the dates indicated:

	September 30, 2025					December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$100,851	$—	$(4,527)	$—	$96,324	$100,791	$—	$(7,769)	$—	$93,022
Agency mortgage-backed securities	759,083	240	(40,093)	—	719,230	788,470	90	(62,198)	—	726,362
Agency collateralized mortgage obligations	382,615	—	(47,949)	—	334,666	422,827	—	(65,143)	—	357,684
Small business administration pooled securities	115,068	65	(4,601)	—	110,532	122,868	—	(8,135)	—	114,733
Total held to maturity securities	$1,357,617	$305	$(97,170)	$—	$1,260,752	$1,434,956	$90	$(143,245)	$—	$1,291,801
Substantially all held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three and nine months ended September 30, 2025 and 2024. Excluded from the table above is accrued interest on held to maturity securities of $3.0 million and $3.8 million at September 30, 2025 and December 31, 2024, respectively, which is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on held to maturity securities during the three and nine months ended September 30, 2025 and 2024. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at September 30, 2025 and December 31, 2024.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three and nine months ended September 30, 2025 and 2024, and therefore no gains or losses were realized for such periods.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of September 30, 2025, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity at September 30, 2025 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$30,286	$29,471	$198,603	$187,704	$—	$—	$—	$—	$228,889	$217,175
U.S. treasury securities	194,862	190,736	290,332	276,241	—	—	—	—	485,194	466,977
Agency mortgage-backed securities	23,981	23,356	210,545	205,181	47,258	43,323	445,960	435,405	727,744	707,265
Agency collateralized mortgage obligations	49	49	—	—	6,487	6,388	273,441	269,740	279,977	276,177
Non-taxable municipal securities	2,690	2,692	7,811	7,816	4,110	4,157	—	—	14,611	14,665
Taxable municipal securities	500	500	91,242	91,982	123,443	124,968	1,871	1,894	217,056	219,344
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,120	1,040	1,120	1,040
Small business administration pooled securities	—	—	—	—	11,386	10,720	32,370	27,857	43,756	38,577
Total available for sale securities	$252,368	$246,804	$798,533	$768,924	$192,684	$189,556	$754,762	$735,936	$1,998,347	$1,941,220
Held to maturity securities
U.S. treasury securities	$—	$—	$99,857	$95,459	$994	$865	$—	$—	$100,851	$96,324
Agency mortgage-backed securities	103,854	103,111	377,251	360,916	140,725	126,318	137,253	128,885	759,083	719,230
Agency collateralized mortgage obligations	25,617	25,395	34,633	32,642	13,832	12,656	308,533	263,973	382,615	334,666
Small business administration pooled securities	—	—	—	—	5,673	5,369	109,395	105,163	115,068	110,532
Total held to maturity securities	$129,471	$128,506	$511,741	$489,017	$161,224	$145,208	$555,181	$498,021	$1,357,617	$1,260,752
Total	$381,839	$375,310	$1,310,274	$1,257,941	$353,908	$334,764	$1,309,943	$1,233,957	$3,355,964	$3,201,972
Included in the table above is $132.7 million of callable securities at September 30, 2025.
The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $2.6 billion and $2.1 billion at September 30, 2025 and December 31, 2024, respectively.
At September 30, 2025 and December 31, 2024, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

NOTE 5 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses
The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended September 30, 2025
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$38,451	$60,927	$8,183	$25,414	$10,911	$887	$144,773
Charge-offs	(1,196)	(40)	—	—	—	(1,434)	(2,670)
Recoveries	18	19	—	—	12	785	834
Initial reserve on PCD loans	4,016	2,796	1,739	297	118	54	9,020
Provision for credit losses	13,193	13,381	6,011	4,179	1,146	609	38,519
Ending balance (1)	$54,482	$77,083	$15,933	$29,890	$12,187	$901	$190,476

	Three Months Ended September 30, 2024
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$38,393	$67,051	$7,804	$24,836	$11,755	$1,020	$150,859
Charge-offs	(6,049)	—	—	—	(38)	(919)	(7,006)
Recoveries	6	—	—	—	14	323	343
Provision for (release of) credit losses	(145)	20,408	(278)	(333)	(570)	418	19,500
Ending balance (1)	$32,205	$87,459	$7,526	$24,503	$11,161	$842	$163,696

	Nine Months Ended September 30, 2025
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$30,799	$93,718	$8,166	$25,238	$11,007	$1,056	$169,984
Charge-offs	(4,208)	(43,384)	—	—	(96)	(3,348)	(51,036)
Recoveries	85	20	—	—	79	1,605	1,789
Initial reserve on PCD loans	4,016	2,796	1,739	297	118	54	9,020
Provision for credit losses	23,790	23,933	6,028	4,355	1,079	1,534	60,719
Ending balance (1)	$54,482	$77,083	$15,933	$29,890	$12,187	$901	$190,476

	Nine Months Ended September 30, 2024
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$36,049	$61,305	$7,683	$23,637	$12,797	$751	$142,222
Charge-offs	(6,218)	—	—	—	(49)	(2,428)	(8,695)
Recoveries	144	—	—	—	295	980	1,419
Provision for (release of) credit losses	2,230	26,154	(157)	866	(1,882)	1,539	28,750
Ending balance (1)	$32,205	$87,459	$7,526	$24,503	$11,161	$842	$163,696
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $70.8 million and $55.3 million as of September 30, 2025 and September 30, 2024, respectively.

The balance of allowance for credit losses increased $20.5 million to $190.5 million as of September 30, 2025, as compared to $170.0 million at December 31, 2024. The increase was driven primarily by $43.5 million in initial allowance reserves recorded on the acquired Enterprise portfolio, including $34.5 million and $9.0 million attributable to non-PCD and PCD loans, respectively, as well as additional specific reserve allocations on certain commercial loans during the first nine months of 2025. These increases were partially offset by charge-offs on several classified commercial loans which had been previously reserved for.
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
•Commercial Construction: Consists of short-term construction loans, revolving and non-revolving credit lines and construction/permanent loans to finance the acquisition, development and construction or rehabilitation of real property.  Project types include residential land development, one-to-four family, condominium, and multi-family home construction, commercial/retail, office, industrial, hotels, educational and healthcare facilities as well as other specific use properties.  Loans may be written with non-amortizing or hybrid payment structures depending upon the type of project.  Collateral values are determined based upon third party appraisals and evaluations.  Permissible loan to value ratios at origination are governed by Company policy and regulatory guidelines.  Repayment sources vary depending upon the type of project and may consist of proceeds from the sale or lease of units, operating cash flows or liquidation of other assets.
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

Credit Quality
The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as adversely risk-rated, delinquent, non-performing and/or put on non-accrual status. Additionally, in the course of resolving such loans, the Company may choose to modify the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition.

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

The following tables detail the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of September 30, 2025, and gross charge-offs for the nine month period then ended:

	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving converted to Term(1)	Total(2)
	(Dollars in thousands)
Commercial and industrial
Pass	$758,897	$716,432	$442,395	$407,490	$304,231	$903,902	$829,422	$2,465	$4,365,234
Special mention	19,897	5,887	9,021	1,971	2,364	10,500	35,924	—	85,564
Substandard	28,411	4,195	4,098	7,786	593	4,064	28,297	17	77,461
Doubtful	—	—	—	—	—	23	4,012	—	4,035
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$807,205	$726,514	$455,514	$417,247	$307,188	$918,489	$897,655	$2,482	$4,532,294
Current-period gross write-offs	$—	$21	$25	$97	$900	$173	$2,992	$—	$4,208

Commercial real estate
Pass	$793,654	$866,175	$984,931	$1,148,358	$1,209,357	$2,842,126	$140,710	$4,685	$7,989,996
Special mention	42,916	14,219	495	10,314	3,263	95,360	197	—	166,764
Substandard	—	27,158	1,964	13,669	12,046	6,703	—	—	61,540
Doubtful	22,275	—	—	—	—	883	—	—	23,158
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$858,845	$907,552	$987,390	$1,172,341	$1,224,666	$2,945,072	$140,907	$4,685	$8,241,458
Current-period gross write-offs	$8,126	$—	$26,862	$—	$7,061	$1,335	$—	$—	$43,384

Commercial construction
Pass	$254,285	$472,964	$306,778	$121,023	$94,662	$42,349	$55,429	$—	$1,347,490
Special mention	16,321	8,978	3,674	—	—	—	3	—	28,976
Substandard	10,146	25,780	848	15,943	—	7,851	—	—	60,568
Doubtful	—	—	—	2,842	—	—	—	—	2,842
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$280,752	$507,722	$311,300	$139,808	$94,662	$50,200	$55,432	$—	$1,439,876
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$225,596	$262,376	$518,335	$654,259	$413,409	$835,365	$—	$—	$2,909,340
Default	—	—	770	749	607	5,635	—	—	7,761
Total residential real estate	$225,596	$262,376	$519,105	$655,008	$414,016	$841,000	$—	$—	$2,917,101
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$8,413	$14,463	$19,958	$31,033	$46,077	$155,913	$988,741	$17,224	$1,281,822
Default	—	—	—	—	301	428	1,588	—	2,317
Total home equity	$8,413	$14,463	$19,958	$31,033	$46,378	$156,341	$990,329	$17,224	$1,284,139
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$96	$—	$96

Other consumer(3)
Pass	$1,993	$1,830	$1,617	$926	$927	$1,221	$29,029	$—	$37,543
Default	—	15	—	11	3	—	3	—	32
Total other consumer	$1,993	$1,845	$1,617	$937	$930	$1,221	$29,032	$—	$37,575
Current-period gross write-offs	$3,305	$22	$10	$—	$—	$—	$11	$—	$3,348

Total	$2,182,804	$2,420,472	$2,294,884	$2,416,374	$2,087,840	$4,912,323	$2,113,355	$24,391	$18,452,443
Total current-period gross write-offs	$11,431	$43	$26,897	$97	$7,961	$1,508	$3,099	$—	$51,036

The following tables detail the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year as of December 31, 2024, and gross charge-offs for the year then ended:

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving converted to Term(1)	Total(2)
	(Dollars in thousands)
Commercial and industrial
Pass	$729,519	$330,362	$378,428	$261,526	$180,076	$525,457	$673,733	$1,118	$3,080,219
Special mention	18,600	554	2,410	10,724	964	2,676	41,534	—	77,462
Substandard	17,132	4,454	5,339	27,642	319	351	21,885	—	77,122
Doubtful	—	—	—	—	—	—	11,652	—	11,652
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$765,251	$335,370	$386,177	$299,892	$181,359	$528,484	$748,804	$1,118	$3,246,455
Current-period gross write-offs	$48	$39	$35	$54	$—	$—	$6,417	$—	$6,593

Commercial real estate
Pass	$792,092	$883,190	$924,422	$1,050,867	$1,006,088	$1,828,952	$101,389	$241	$6,587,241
Special mention	16,243	6,037	—	760	—	60,184	198	—	83,422
Substandard	53,532	13,017	12,967	10,145	916	5,836	—	—	96,413
Doubtful	—	53,752	—	11,660	—	7,217	—	—	72,629
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$861,867	$955,996	$937,389	$1,073,432	$1,007,004	$1,902,189	$101,587	$241	$6,839,705
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial construction
Pass	$288,979	$173,856	$130,245	$62,972	$—	$24,583	$32,077	$1,756	$714,468
Special mention	—	2,316	15,622	9,078	—	—	—	—	27,016
Substandard	31,549	—	9,045	—	—	—	—	—	40,594
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$320,528	$176,172	$154,912	$72,050	$—	$24,583	$32,077	$1,756	$782,078
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate
Pass	$197,985	$472,546	$607,105	$381,182	$173,047	$625,111	$—	$—	$2,456,976
Default	—	209	636	373	742	1,664	—	—	3,624
Total residential real estate	$197,985	$472,755	$607,741	$381,555	$173,789	$626,775	$—	$—	$2,460,600
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$14,888	$24,020	$32,577	$49,290	$45,322	$127,029	$829,688	$16,229	$1,139,043
Default	—	—	—	—	—	226	803	96	1,125
Total home equity	$14,888	$24,020	$32,577	$49,290	$45,322	$127,255	$830,491	$16,325	$1,140,168
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$241	$139	$380

Other consumer(3)
Pass	$651	$445	$151	$599	$211	$1,158	$36,157	$—	$39,372
Default	—	—	—	—	—	—	—	—	—
Total other consumer	$651	$445	$151	$599	$211	$1,158	$36,157	$—	$39,372
Current-period gross write-offs	$3,339	$—	$—	$—	$—	$19	$16	$—	$3,374

Total	$2,161,170	$1,964,758	$2,118,947	$1,876,818	$1,407,685	$3,210,444	$1,749,116	$19,440	$14,508,378
Total current-period gross write-offs	$3,387	$39	$35	$54	$—	$19	$6,674	$139	$10,347

(1)Amounts presented represent the amortized cost as of September 30, 2025 and December 31, 2024 of revolving loans that were converted to term loans during the nine and twelve months then ended, respectively.
(2)Loan origination dates in the tables above reflect the original origination date, or the date of a material modification of a previously originated loan.
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

	September 30 2025	December 31 2024
Residential real estate portfolio
FICO score (re-scored)(1)	754	755
LTV (re-valued)(2)	56.8%	57.9%
Home equity portfolio
FICO score (re-scored)(1)	768	769
LTV (re-valued)(2)(3)	44.3%	43.9%
(1)The average FICO scores at September 30, 2025 are based upon rescores from September 2025, as available for previously originated loans, or the origination score data for loans booked since September 2025. The average FICO scores at December 31, 2024 were based upon rescores from December 2024, as available for previously originated loans, or origination score data for loans booked in December 2024.
(2)The combined LTV ratios for September 30, 2025 are based upon updated automated valuations as of August 2025, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2024 were based upon updated automated valuations as of November 2024, when available, and/or the most current valuation data available.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.
Unfunded Commitments
Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. The Company’s estimated reserve for unfunded commitments amounted to $1.7 million and $1.4 million at September 30, 2025 and December 31, 2024, respectively.
The Company’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. Delinquent loans are managed by a team of collection specialists and the Company seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.  As a general rule, loans 90 days or more past due with respect to principal or interest are classified as non-accrual loans. The Company also may use discretion regarding other loans 90 days or more delinquent if the loan is well secured and/or in process of collection.

The following table shows information regarding non-accrual loans as of the dates indicated:

	Non-accrual Balances
	September 30, 2025			December 31, 2024
	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total
	(Dollars in thousands)
Commercial and industrial	$23,173	$—	$23,173	$2,802	$11,652	$14,454
Commercial real estate	5,375	23,841	29,216	67,126	7,217	74,343
Commercial construction	15,516	—	15,516	—	—	—
Residential real estate	14,406	—	14,406	10,243	—	10,243
Home equity	4,244	—	4,244	2,479	—	2,479
Other consumer	42	—	42	10	—	10
Total non-accrual loans	$62,756	$23,841	$86,597	$82,660	$18,869	$101,529
(1)Non-accrual balances reported above without an allowance for credit losses are attributable to loans evaluated on an individual basis where it was determined that there was no risk of loss due to sufficient underlying collateral values.
It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status, and, as such, the Company did not record any interest income on non-accrual loans during the three and nine months ended September 30, 2025 and 2024, respectively, except for instances where non-accrual loans were paid off in excess of the recorded book balance. Total accrued interest reversed against interest income amounted to $173,000 and $95,000 for the three months ended September 30, 2025 and 2024, respectively, and $741,000 and $594,000 for the nine months ended September 30, 2025 and 2024, respectively.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$2,707	$1,301
The following tables show the age analysis of past due financing receivables as of the dates indicated:

	September 30, 2025
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	34	$8,630	17	$10,081	33	$10,018	84	$28,729	$4,503,565	$4,532,294
Commercial real estate	18	8,715	2	1,489	7	6,907	27	17,111	8,224,347	8,241,458
Commercial construction	3	8,867	3	10,737	2	7,722	8	27,326	1,412,550	1,439,876
Residential real estate	21	5,086	10	3,031	16	3,489	47	11,606	2,905,495	2,917,101
Home equity	22	2,583	6	854	19	2,105	47	5,542	1,278,597	1,284,139
Other consumer (1)	472	313	6	9	7	6	485	328	37,247	37,575
Total	570	$34,194	44	$26,201	84	$30,247	698	$90,642	$18,361,801	$18,452,443

	December 31, 2024
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	125	$5,864	5	$29	8	$13,872	138	$19,765	$3,226,690	$3,246,455
Commercial real estate	4	33,860	—	—	3	20,458	7	54,318	6,785,387	6,839,705
Commercial construction	—	—	—	—	—	—	—	—	782,078	782,078
Residential real estate	27	6,310	9	1,401	10	2,224	46	9,935	2,450,665	2,460,600
Home equity	9	1,046	11	764	10	1,126	30	2,936	1,137,232	1,140,168
Other consumer (1)	596	441	3	7	6	6	605	454	38,918	39,372
Total	761	$47,521	28	$2,201	37	$37,686	826	$87,408	$14,420,970	$14,508,378
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
(2)The amount of net deferred fees/costs on originated loans included in the ending balance was $7.2 million and $6.1 million at September 30, 2025 and December 31, 2024, respectively. Net unamortized discounts on acquired loans included in the ending balance were $163.1 million and $8.1 million at September 30, 2025 and December 31, 2024, respectively.

Loan Modifications

The following tables present the period end amortized cost basis of loans modified to borrowers experiencing financial difficulty during the periods indicated, disaggregated by class of financing receivable, type of modification granted and the financial effect of the modifications:

	Three Months Ended September 30, 2025
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial real estate	$13,151	0.16%	Added a weighted-average contractual term of 1.1 years to the life of the loans
Residential real estate	737	0.03%	Added a weighted-average contractual term of 6.8 years to the life of the loans
Home equity	7	—%	Added a weighted-average contractual term of 1.1 years to the life of the loans
Total	$13,895

Other Than Insignificant Payment Delay
Commercial and industrial	$161	—%	Modification was made with minimal financial effect
Total	$161

Term Extension and Interest Rate Reduction
Home equity	$102	0.01%	Extended the contractual term on one loan by 15.4 years and reduced the interest rate from 7.24% to 6.88%
Total	$102
Total Outstanding Modified	$14,158

	Nine Months Ended September 30, 2025

	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$8,965	0.20%	Added a weighted-average contractual term of 1 year to the life of the loans
Commercial real estate	16,711	0.20%	Added a weighted-average contractual term of 1 year to the life of the loans
Residential real estate	1,008	0.03%	Added a weighted-average contractual term of 9.8 years to the life of the loans
Home equity	251	0.02%	Added a weighted-average contractual term of 5.1 years to the life of the loans
Total	$26,935

Other Than Insignificant Payment Delay
Commercial and industrial	$733	0.02%	Modification was made with minimal financial effect
Commercial real estate	11,002	0.13%	Modification was made with minimal financial effect
Total	$11,735

Term Extension and Interest Rate Reduction
Commercial and industrial	$89	—%	Extended the contractual term on one loan by 5.0 years and reduced the interest rate from 9.50% to 6.69%
Commercial real estate	25,060	0.30%	Added a weighted-average contractual term of 3.7 years to the life of the loans and reduced the weighted-average interest rate from 7.85% to 6.83%
Home equity	1,285	0.10%	Added a weighted-average contractual term of 22.9 years to the life of the loans and reduced the weighted-average interest rate from 7.25% to 6.88%
Total	$26,434

Term Extension and Other Than Insignificant Payment Delay
Commercial real estate	$22,248	0.27%	Modification on one loan included an interest rate reduction from 5.91% to 5.50% and payment deferral of 13 months
Total	$22,248
Total Outstanding Modified	$87,352

	Three Months Ended September 30, 2024
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$5,985	0.19%	Added a weighted-average contractual term of 4 months to the life of the loans
Commercial real estate	4,507	0.07%	Added a weighted-average contractual term of 5 months to the life of the loans
Total	$10,492

	Nine Months Ended September 30, 2024
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$13,161	0.42%	Added a weighted-average contractual term of 1.1 years to the life of the loans
Commercial real estate	32,588	0.47%	Added a weighted-average contractual term of 5 months to the life of the loans
Commercial construction	3,488	0.47%	Added a weighted-average contractual term of 10 months to the life of the loans
Residential real estate	297	—%	Extended the contractual term on one loan by 6.2 years
Total	$49,533

Interest Rate Reduction
Commercial and industrial	$42	—%	Reduced contractual rate on one loan from 11.00% to 8.20%
Home equity	64	0.01%	Reduced contractual rate on one loan from 7.99% to 7.00%
Total	$106

Term Extension and Interest Rate Reduction
Commercial and industrial	$131	—%	Added a weighted-average contractual term of 1.8 years to the life of the loans and reduced the weighted-average interest rate from 10.14% to 7.02%
Home equity	69	0.01%	Extended the contractual term on one loan by 8.1 years and reduced the interest rate from 10.00% to 6.80%
Total	$200

Other Than Insignificant Payment Delay
Commercial and industrial	$1,809	0.06%	Modification made with minimal financial effect
Commercial real estate	6,350	0.09%	Modification made with minimal financial effect
Total	$8,159
Total Outstanding Modified	$57,998

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. At September 30, 2025 and September 30, 2024, all material loans modified to borrowers experiencing financial difficulty during the previous twelve months were performing in accordance with modified terms.

The Company considers a loan to have defaulted when it reaches 90 days past due. During the three and nine months ended September 30, 2025 and September 30, 2024, respectively, there were no material loans that had a payment default during the period and were modified to a borrower experiencing financial difficulty in the previous twelve months.

At September 30, 2025, the Company had $2.5 million in additional commitments to lend to three borrowers experiencing financial difficulty whose loans were modified and included in the above tables for the nine months then ended.

At September 30, 2024, the Company had no additional commitments to lend to borrowers experiencing financial difficulty whose loans were modified and included in the above tables for the nine months then ended.

Loan modifications to borrowers experiencing financial difficulty are evaluated on a collective basis with loans sharing similar risk characteristics in accordance with the CECL methodology.

NOTE 6 - BORROWINGS

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

The Company has used, and intends to use, the net proceeds for general corporate purposes, including the redemption of $60.0 million of Enterprise’s fixed-to-floating rate subordinated notes due July 15, 2030, which the Company redeemed in full on July 15, 2025, subsequent to consummating the merger with Enterprise on July 1, 2025.

On September 22, 2025, the Company entered into a multi-year advance term loan credit facility with U.S. Bank National Association for an aggregate principal amount of up to $125.0 million, which includes a one-year advance period, after which any amounts outstanding shall convert to a two-year term loan. The proceeds of this facility will be used primarily to finance share repurchases under the Company's stock buyback plan.

NOTE 7 - STOCK BASED COMPENSATION
During the nine months ended September 30, 2025, the Company had the following activity related to stock based compensation:
Time-Vested Restricted Stock Awards
The Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/15/2025	1,090	2023 Omnibus Incentive Plan	$69.09	Ratably over 3 years from grant date
2/20/2025	113,000	2023 Omnibus Incentive Plan	$68.83	Ratably over 3 years from grant date
3/15/2025	2,600	2023 Omnibus Incentive Plan	$62.84	Ratably over 3 years from February 20, 2025
4/15/2025	1,360	2023 Omnibus Incentive Plan	$55.25	Ratably over 3 years from grant date
5/15/2025	1,540	2023 Omnibus Incentive Plan	$65.05	Ratably over 3 years from grant date
5/20/2025	12,194	2018 Non-Employee Director Stock Plan	$64.03	Immediately upon grant date
6/15/2025	3,380	2023 Omnibus Incentive Plan	$66.67	Ratably over 3 years from grant date
7/01/2025	2,814	2018 Non-Employee Director Stock Plan	$63.67	Immediately upon grant date
7/15/2025	7,620	2023 Omnibus Incentive Plan	$65.63	At the end of 5 years from grant date
7/15/2025	25,220	2023 Omnibus Incentive Plan	$65.63	Ratably over 3 years from grant date
9/15/2025	1,430	2023 Omnibus Incentive Plan	$69.74	Ratably over 3 years from grant date

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

The following tables reflect information about the Company’s derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

September 30, 2025
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	0.83	4.34%	3.67%	$179

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	600,000	1.36	4.35%	2.74%	(9,803)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	150,000	1.19	4.47%	3.94% - 2.33%	(341)

Total	$1,150,000				$(9,965)

December 31, 2024
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	1.58	4.56%	3.67%	$2,724

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	750,000	1.77	4.57%	2.78%	(21,205)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	150,000	1.94	4.70%	3.94% - 2.33%	(1,529)

Total	$1,300,000				$(20,010)

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 3.5 years.
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $176,000 (pre-tax) to be reclassified as an increase to net interest income and $5.2 million (pre-tax) to be reclassified as a decrease to net interest income, from other comprehensive income related to the Company’s cash flow hedges in the twelve months following September 30, 2025.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at September 30, 2025.
The Company had no fair value hedges as of September 30, 2025 or December 31, 2024.

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

The following tables reflect the Company’s customer related derivative positions at the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2025
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	255	$119,949	$265,576	$158,925	$219,471	$850,659	$1,614,580	$(43,021)
Pay fixed, receive variable	255	119,949	265,576	158,925	219,471	850,659	1,614,580	42,975
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	57	88,311	10,624	—	—	—	98,935	3,004
Buys U.S. currency, sells foreign currency	57	88,311	10,624	—	—	—	98,935	(2,946)
Risk participation agreements
Participation out	18	—	17,794	37,853	12,556	81,676	149,879	70
Participation in	14	—	22,462	20,428	—	45,942	88,832	(31)

		Notional Amount Maturing
	Number of Positions (1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2024
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	276	$261,222	$225,043	$252,911	$208,762	$869,095	$1,817,033	$(92,913)
Pay fixed, receive variable	276	261,222	225,043	252,911	208,762	869,095	1,817,033	92,875
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	34	112,156	12,120	—	—	—	124,276	(5,363)
Buys U.S. currency, sells foreign currency	34	112,156	12,120	—	—	—	124,276	5,424
Risk participation agreements
Participation out	18	23,672	—	27,140	21,256	91,053	163,121	56
Participation in	12	—	13,016	22,904	15,334	—	51,254	(12)
(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives

The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the Consolidated Balance Sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company’s fair value election. The fair value of loans held for sale decreased by $152,000 and $16,000 for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, respectively, the fair value of loans held for sale increased by $171,000 and $167,000. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.

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

The aggregate amount of net realized gains on sales of mortgage loans included within mortgage banking income was $1.8 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively, and $3.3 million and $3.2 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	September 30 2025		December 31 2024		September 30 2025		December 31 2024
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$244	(3)	$2,724	(3)	$10,209	(4)	$22,734	(4)
Derivatives not designated as hedges
Customer Related Positions
Loan level derivatives	60,598	(3)	95,606	(3)	60,644	(4)	95,644	(4)
Foreign exchange contracts	3,161		5,424		3,103		5,363
Risk participation agreements	70		56		31		12
Mortgage Derivatives
Interest rate lock commitments	582		77		—		2
Forward sale loan commitments	43		13		—		—
Forward sale hedge commitments	66		58		—		—
Total derivatives not designated as hedges	64,520		101,234		63,778		101,021
Total	64,764		103,958		73,987		123,755

Netting Adjustments (5)	(26,987)		(46,664)		9,824		21,078
Net Derivatives on the Balance Sheet	37,777		57,294		64,163		102,677

Financial instruments (6)	5,993		2,894		5,993		2,894
Cash collateral pledged (received)	(12,284)		(33,283)		3,179		—
Net Derivative Amounts	$19,500		$21,117		$54,991		$99,783
(1)All asset derivatives are reflected in other assets on the balance sheet.
(2)All liability derivatives are reflected in other liabilities on the balance sheet.
(3)Approximately $97,000 and $1.3 million of accrued interest receivable is included in the fair value of interest rate and loan level derivative assets, respectively, at September 30, 2025, in comparison to accrued interest receivable of approximately $195,000 and $2.2 million, respectively, at December 31, 2024.
(4)Approximately $571,000 and $1.3 million of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities, respectively, at September 30, 2025, in comparison to accrued interest payable of approximately $825,000 and $2.2 million, respectively, at December 31, 2024.
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

The table below presents the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) and current earnings for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$1,397	$8,753	$7,182	$9,000
Loss reclassified from OCI into interest income or interest expense (effective portion)	$(2,271)	$(4,902)	$(7,450)	$(15,788)
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$53	$76	$105	$142
Other expense	(51)	(14)	(97)	(119)
Changes in fair value of mortgage derivatives
Mortgage banking income	328	(114)	545	254
Total	$330	$(52)	$553	$277

    The Company’s derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. All derivative instruments with credit-risk contingent features were in a net asset position at September 30, 2025 and December 31, 2024.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company’s exposure relating to institutional counterparties was $52.0 million and $97.0 million at September 30, 2025 and December 31, 2024, respectively. The Company’s exposure relating to customer counterparties was approximately $8.8 million and $1.4 million at September 30, 2025 and December 31, 2024, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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
Valuation Techniques
There were no changes in the valuation techniques used during the nine months ended September 30, 2025.
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
Non-taxable and Taxable Municipal Securities
The fair value is estimated using a valuation matrix with inputs including bond interest rate tables, recent transactions, and yield relationships. These securities are categorized as Level 2.
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

Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2025 and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets are subject to impairment testing. The Company conducts an annual impairment test of goodwill in the third quarter of each year, or more frequently if necessary. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. To estimate the fair value of goodwill and, if necessary, other intangible assets, the Company utilizes both a comparable analysis of relevant price multiples in recent market transactions and a discounted cash flow analysis. Both valuation models require a significant degree of management judgment. In the event the fair value as determined by the valuation model is less than the carrying value, the intangibles may be impaired. If the impairment testing resulted in impairment, the Company would classify the impaired goodwill and other intangible assets subjected to non-recurring fair value adjustments as Level 3.

Assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows at the dates indicated:

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	September 30, 2025
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$4,611	$4,611	$—	$—
Equity securities	21,567	21,567	—	—
Securities available for sale
U.S. government agency securities	217,175	—	217,175	—
U.S. treasury securities	466,977	—	466,977	—
Agency mortgage-backed securities	707,265	—	707,265	—
Agency collateralized mortgage obligations	276,177	—	276,177	—
Non-taxable municipal securities	14,665	—	14,665	—
Taxable municipal securities	219,344	—	219,344	—
Pooled trust preferred securities issued by banks and insurers	1,040	—	1,040	—
Small business administration pooled securities	38,577	—	38,577	—
Loans held for sale	17,052	—	17,052	—
Derivative instruments	64,764	—	64,764	—
Liabilities
Derivative instruments	73,987	—	73,987	—
Total recurring fair value measurements	$1,975,227	$26,178	$1,949,049	$—

Non-recurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$42,038	$—	$—	$42,038
Other real estate owned and other foreclosed assets	2,100	—	—	2,100
Total non-recurring fair value measurements	$44,138	$—	$—	$44,138

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2024
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$4,245	$4,245	$—	$—
Equity securities	21,204	21,204	—	—
Securities available for sale
U.S. government agency securities	209,660	—	209,660	—
U.S. treasury securities	592,001	—	592,001	—
Agency mortgage-backed securities	378,161	—	378,161	—
Agency collateralized mortgage obligations	28,995	—	28,995	—
Non-taxable municipal securities	194	—	194	—
Pooled trust preferred securities issued by banks and insurers	1,095	—	1,095	—
Small business administration pooled securities	40,838	—	40,838	—
Loans held for sale	7,271	—	7,271	—
Derivative instruments	103,958	—	103,958	—
Liabilities
Derivative instruments	123,755	—	123,755	—
Total recurring fair value measurements, net	$1,263,867	$25,449	$1,238,418	$—

Non-recurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$43,766	$—	$—	$43,766
Total non-recurring fair value measurements	$43,766	$—	$—	$43,766
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
	September 30, 2025
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. treasury securities	$100,851	$96,324	$—	$96,324	$—
Agency mortgage-backed securities	759,083	719,230	—	719,230	—
Agency collateralized mortgage obligations	382,615	334,666	—	334,666	—
Small business administration pooled securities	115,068	110,532	—	110,532	—
Loans, net of allowance for credit losses (b)	18,219,929	17,551,952	—	—	17,551,952
Federal Home Loan Bank stock (c)	21,835	21,835	—	21,835	—
Cash surrender value of life insurance policies (d)	376,163	376,163	—	376,163	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$16,875,881	$16,875,881	$—	$16,875,881	$—
Time certificates of deposits (f)	3,419,988	3,414,295	—	3,414,295	—
Federal Home Loan Bank and other borrowings (f)	416,240	404,268	—	404,268	—
Junior subordinated debentures (g)	62,862	62,416	—	62,416	—
Subordinated debentures (f)	296,275	313,553	—	—	313,553

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2024
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. treasury securities	$100,791	$93,022	$—	$93,022	$—
Agency mortgage-backed securities	788,470	726,362	—	726,362	—
Agency collateralized mortgage obligations	422,827	357,684	—	357,684	—
Small business administration pooled securities	122,868	114,733	—	114,733	—
Loans, net of allowance for credit losses (b)	14,294,628	13,213,596	—	—	13,213,596
Federal Home Loan Bank stock (c)	31,573	31,573	—	31,573	—
Cash surrender value of life insurance policies (d)	303,965	303,965	—	303,965	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$12,558,632	$12,558,632	$—	$12,558,632	$—
Time certificates of deposits (f)	2,747,346	2,739,606	—	2,739,606	—
Federal Home Loan Bank and other borrowings (f)	638,514	638,489	—	638,489	—
Junior subordinated debentures (g)	62,860	61,661	—	61,661	—
(a)The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analysis.
(b)Fair value of loans is measured using the exit price valuation method, determined primarily by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows, while incorporating liquidity and credit assumptions. Additionally, this amount excludes individually assessed collateral dependent loans, which are deemed to be marked to fair value on a non-recurring basis.
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

NOTE 10 - REVENUE RECOGNITION

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

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30 2025	September 30 2024	September 30 2025	September 30 2024
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$8,847	$6,779	$23,041	$19,339
Interchange fees	3,987	3,259	10,424	9,255
ATM fees	1,204	1,241	3,373	3,449
Investment management - wealth management and advisory services	12,356	9,664	32,709	28,378
Investment management - retail investments and insurance revenue	1,296	1,369	3,543	3,583
Payment processing income	484	434	1,533	1,421
Credit card income	813	592	2,048	1,721
Other non-interest income	1,987	1,519	5,213	3,999
Total non-interest income in-scope of ASC 606	30,974	24,857	81,884	71,145
Total non-interest income out-of-scope of ASC 606	9,424	8,692	25,361	24,677
Total non-interest income	$40,398	$33,549	$107,245	$95,822

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

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Receivables, included in other assets	$7,484	$5,968

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

Other Non-interest Income

The Company earns various types of other non-interest income that fall within the scope of the new revenue recognition rules, and have been aggregated into one general revenue stream in the table noted above. This amount includes, but is not limited to, the following types of revenue with customers:

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

NOTE 11 - OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$11,822	$(2,703)	$9,119	$45,829	$(10,481)	$35,348
Less: net security losses reclassified into other non-interest expense	(64)	14	(50)	(64)	14	(50)
Net change in fair value of securities available for sale	11,886	(2,717)	9,169	45,893	(10,495)	35,398

Change in fair value of cash flow hedges	(347)	95	(252)	2,439	(668)	1,771
Less: net cash flow hedge losses reclassified into interest income or interest expense	(2,271)	622	(1,649)	(7,450)	2,039	(5,411)
Net change in fair value of cash flow hedges	1,924	(527)	1,397	9,889	(2,707)	7,182

Amortization of net actuarial gains	(66)	18	(48)	(199)	54	(145)
Amortization of net prior service costs	4	(1)	3	13	(3)	10
Net change in other comprehensive income for defined benefit postretirement plans (1)	(62)	17	(45)	(186)	51	(135)
Total other comprehensive income	$13,748	$(3,227)	$10,521	$55,596	$(13,151)	$42,445

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$36,678	$(8,392)	$28,286	$38,084	$(9,414)	$28,670
Less: net security losses reclassified into other non-interest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	36,678	(8,392)	28,286	38,084	(9,414)	28,670

Change in fair value of cash flow hedges	7,144	(1,953)	5,191	(3,402)	930	(2,472)
Less: net cash flow hedge losses reclassified into interest income or interest expense	(4,902)	1,340	(3,562)	(15,788)	4,316	(11,472)
Net change in fair value of cash flow hedges	12,046	(3,293)	8,753	12,386	(3,386)	9,000

Amortization of net actuarial gains	(24)	6	(18)	(74)	20	(54)
Amortization of net prior service costs	4	(2)	2	13	(4)	9
Net change in other comprehensive income for defined benefit postretirement plans (1)	(20)	4	(16)	(61)	16	(45)
Total other comprehensive income	$48,704	$(11,681)	$37,023	$50,409	$(12,784)	$37,625

(1)The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in Note 12 - Employee Benefit Plans within the Notes to the Consolidated Financial Statements included in Item 8 of the 2024 Form 10-K.

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2025
Beginning balance: January 1, 2025	$(79,488)	$(13,862)	$3,343	$(90,007)
Net change in other comprehensive income (loss)	35,398	7,182	(135)	42,445
Ending balance: September 30, 2025	$(44,090)	$(6,680)	$3,208	$(47,562)
	2024
Beginning balance: January 1, 2024	$(96,231)	$(20,575)	$1,979	$(114,827)
Net change in other comprehensive income (loss)	28,670	9,000	(45)	37,625
Ending balance: September 30, 2024	$(67,561)	$(11,575)	$1,934	$(77,202)

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
    The following table summarizes the above financial instruments at the dates indicated:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Commitments to extend credit	$6,134,484	$4,663,314
Loan exposures sold with recourse	132,878	141,151
Standby letters of credit	39,989	24,863
Deferred standby letter of credit fees	203	213

Lease Commitments
The Company leases space for offices, parking, and ATM locations, as well as certain branch locations under non-cancellable operating leases. Several of these leases contain renewal options to extend lease terms for a period of 1 to 20 years.
Additionally, during the second quarter of 2025, a lease agreement for the Company’s new headquarters became effective. The lease term is expected to commence in the second half of 2026. See the 2024 Form 10-K for information regarding leases and other commitments.
Other Contingencies
At September 30, 2025, the Bank was involved in pending lawsuits, which management has reviewed with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

NOTE 13 - SEGMENT INFORMATION

The Company is a bank holding company, the principal subsidiary of which is the Bank. The Bank provides a variety of banking, investment, and financial services through its retail branches, commercial banking centers, investment management offices, and mortgage lending centers throughout Eastern Massachusetts, as well as in Worcester County; Southern New Hampshire; and Rhode Island. The Bank is a community-oriented commercial bank, and has only one reportable segment, which is community banking. The community banking segment derives revenues primarily from providing loans to individuals and small-to-medium sized businesses in its market area. The accounting policies of the community banking segment are the same as those described in Note 1, “Summary of Significant Accounting Policies” within the Notes to Consolidated Financial Statements included in Item 8 of the 2024 Form 10-K.

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
•political and policy uncertainties, changes in U.S. and international trade policies, such as tariffs or other factors, the prolongment of the U.S. government shutdown, and the potential impact of such factors on the Company and its customers, including the potential for decreases in deposits and loan demand, unanticipated loan delinquencies, loss of collateral and decreased service revenues;
•the instability or volatility in financial markets and unfavorable domestic or global general economic, political or business conditions, whether caused by geopolitical concerns, including the Russia/Ukraine conflict, the conflicts in Israel, Iran and surrounding areas and uncertainties surrounding the trajectories of such conflicts;
•unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on the Company’s local economies or the Company’s business caused by adverse weather conditions and natural disasters, changes in climate, public health crises or other external events and any actions taken by governmental authorities in response to any such events;
•adverse changes or volatility in the local real estate market;
•changes in interest rates and any resulting impact on interest earning assets and/or interest bearing liabilities, the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, decreased loan demand or increased difficulty in the ability of borrowers to repay variable rate loans;
•risks related to the Company’s acquisition of Enterprise Bancorp, Inc., parent of Enterprise Bank and Trust Company (collectively, “Enterprise”) and acquisitions generally, including disruption to current plans and operations; difficulties in customer and employee retention; fees, expenses and charges related to these transactions being significantly higher than anticipated; unforeseen integration issues or impairment of goodwill and/or other intangibles; and the Company’s inability to achieve expected revenues, cost savings, synergies, and other benefits at levels or within the timeframes originally anticipated;
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

All material intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current year’s presentation, including a reclassification of the Company’s small business portfolio, with the majority of the portfolio reclassified into the commercial and industrial category, and the remainder of the portfolio, consisting of loans secured by non-owner occupied real estate, reclassified to the commercial real estate category.

Selected Quarterly Financial Data

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere in this Report.

		Three Months Ended
	September 30 2025	June 30 2025	March 31 2025	December 31 2024	September 30 2024
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$3,325,015	$2,695,280	$2,719,792	$2,711,349	$2,765,575
Loans	18,452,443	14,533,828	14,491,969	14,508,378	14,360,807
Allowance for credit losses	(190,476)	(144,773)	(144,092)	(169,984)	(163,696)
Goodwill and other intangible assets	1,225,106	994,814	996,013	997,356	998,773
Total assets	24,993,239	20,048,934	19,888,209	19,373,565	19,408,117
Total deposits	20,295,869	15,893,740	15,676,017	15,305,978	15,441,023
Total borrowings	775,377	759,428	859,874	701,374	663,380
Stockholders’ equity	3,546,887	3,074,856	3,033,392	2,993,120	2,977,148
Non-performing loans	86,597	56,217	89,493	101,529	104,248
Non-performing assets	88,697	58,317	89,493	101,529	104,358
Income statement
Interest income	$294,753	$218,192	$211,920	$216,320	$216,524
Interest expense	91,409	70,696	66,415	71,659	74,821
Net interest income	203,344	147,496	145,505	144,661	141,703
Provision for credit losses	38,519	7,200	15,000	7,500	19,500
Non-interest income	40,398	34,308	32,539	32,191	33,549
Non-interest expenses	160,836	108,798	105,878	106,422	100,443
Net income	34,262	51,101	44,424	50,033	42,947
Per share data
Net income—basic	$0.69	$1.20	$1.04	$1.18	$1.01
Net income—diluted	0.69	1.20	1.04	1.18	1.01
Cash dividends declared	0.59	0.59	0.59	0.57	0.57
Book value per share	71.24	72.13	71.19	70.43	70.08
Tangible book value per share (1)	46.63	48.80	47.81	46.96	46.57
Performance ratios
Return on average assets	0.55%	1.04%	0.93%	1.02%	0.88%
Return on average common equity	3.82%	6.68%	5.94%	6.64%	5.75%
Net interest margin (on a fully tax equivalent basis)	3.62%	3.37%	3.42%	3.33%	3.29%
Dividend payout ratio	73.41%	49.20%	54.53%	48.40%	56.37%
Asset Quality Ratios
Non-performing loans as a percent of gross loans	0.47%	0.39%	0.62%	0.70%	0.73%
Non-performing assets as a percent of total assets	0.35%	0.29%	0.45%	0.52%	0.54%
Allowance for credit losses as a percent of total loans	1.03%	1.00%	0.99%	1.17%	1.14%

Allowance for credit losses as a percent of non-performing loans	219.96%	257.53%	161.01%	167.42%	157.03%
Capital ratios
Equity to assets	14.19%	15.34%	15.25%	15.45%	15.34%
Tangible equity to tangible assets (1)	9.77%	10.92%	10.78%	10.86%	10.75%
Tier 1 leverage capital ratio	10.11%	11.44%	11.43%	11.32%	11.22%
Common equity tier 1 capital ratio	12.84%	14.70%	14.52%	14.65%	14.57%
Tier 1 risk-based capital ratio	12.84%	14.70%	14.52%	14.65%	14.57%
Total risk-based capital ratio	15.68%	18.08%	17.91%	16.04%	15.95%

(1)     Represents a non-GAAP measure. For reconciliation to GAAP book value per share, see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures” below.

Executive Level Overview
    Management evaluates the Company’s operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company’s balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company’s financial position or operating results. The Company is focused on organic growth, but will also consider acquisition opportunities that are expected to provide a satisfactory financial return, including the recent acquisition of Enterprise, which closed on July 1, 2025. The transaction included the acquisition of $3.9 billion in loans and $4.4 billion in deposits, each at fair value, and resulted in the addition of twenty-seven branch locations in northern Massachusetts and southern New Hampshire.

Third Quarter 2025 Results

Net income for the three months ended September 30, 2025 was $34.3 million, or $0.69 on a diluted earnings per share basis, as compared to $42.9 million, or $1.01 on a diluted earnings per share basis, for the three months ended September 30, 2024, representing decreases of 20.2% and 31.7%, respectively. The decrease in net income was primarily driven by merger-related costs and the current period provision for credit losses associated with the Company’s third quarter acquisition of Enterprise. Specifically, the 2025 third quarter results include pre-tax merger-related costs of $23.9 million and a $34.5 million provision for credit losses attributable to the closing of the Enterprise acquisition. Excluding these merger-related costs and the provision for credit losses associated with the acquisition, and their related tax effects, operating net income was $77.4 million, or $1.55 per diluted share for the third quarter of 2025. There were no such non-core costs recorded during the third quarter of 2024.

Third quarter 2025 results reflected solid overall business activity amidst a continued challenging environment, including the following key drivers:

•Successful close of the Enterprise acquisition on July 1, 2025;
•Net interest margin increased by 25 basis point to 3.62%;
•Robust organic commercial & industrial loan growth;
•Relatively flat total loan and deposit balances;
•Wealth assets under administration increased to $9.2 billion;
•Operating efficiency ratio decreased to 56.2%;
•Loan loss provision of $38.5 million includes $34.5 million attributable to acquired Enterprise loan portfolio;
•Repurchase of approximately 365,000 share for $23.4 million.

Interest-Earning Assets

    The results depicted in the following table reflect the trend of the Company’s interest-earning assets over the past five quarters. While the Company employs a longer term strategy that typically emphasizes loan growth commensurate with overall economic growth, changes over the trailing five quarter period reflect relatively consistent balances of total interest-earning assets. For the third quarter of 2025, the increase in interest-earning assets was driven primarily the Enterprise acquisition, which included the addition of $3.9 billion in loans and $590.3 million in available for sale securities. The following table summarizes the Company’s average interest-earning assets for each period presented:

Interest-Earning Assets
$24
$22
$20
$18
$16
$14
$12
$10
$8
$6
$4
$2
$0
$ (billions)
$17.3
$17.4
$17.4
$17.7
$22.4
$3.6
$3.6
$3.6
$3.7
$4.2
$10.8
$10.8
$10.8
$10.8
$14.2
$0.1
$0.3
$0.2
$0.5
$0.7
$2.8
$2.7
$2.8
$2.7
$3.3
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
Securities
Other interest-earning assets
Commercial loans
Consumer loans

    Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and credit losses.

Funding and Net Interest Margin

    The Company’s overall sources of funding reflect strong business and retail deposit growth with a management emphasis on core deposit growth to fund loans. The increase in funding sources during the third quarter of 2025 were driven primarily the addition of $4.4 billion in deposits acquired from Enterprise. The following chart shows sources of funding for the trailing five quarters:

Sources of Funding
$22
$20
$18
$16
$14
$12
$10
$8
$6
$4
$2
$0
$ (Billions)
$16.1
$0.7
$2.8
$3.0
$5.2
$4.5
$16.0
$0.7
$2.7
$3.0
$5.2
$4.4
$16.6
$0.9
$2.7
$3.3
$5.3
$4.4
$16.7
$0.8
$2.7
$3.4
$5.3
$4.5
$21.1
$0.9
$3.4
$4.1
$7.1
$5.6
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
Period Ending
Non-interest-bearing deposits
Savings and interest checking accounts
Money market
Time certificates of deposits
Borrowings

The Company’s ratio of core deposits to total deposits of 83.1% remained relatively consistent at September 30, 2025. The following chart shows the percentage of core deposits for the trailing five quarters:

Core Deposit % of Total Deposits (1)
90.0%
85.0%
80.0%
75.0%
81.7%
81.7%
82.7%
82.8%
83.1%
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
Core Deposits % of Total Deposits

(1) The percentage of core deposits to total deposits presented above is inclusive of reciprocal deposits collected through the Company’s participation in the IntraFi Network.

    The net interest margin of 3.62% increased 25 basis points when compared to the prior quarter, including an 8 basis point lift from acquired loan purchase accounting accretion. The remaining increase was driven by the acquisition of a slightly higher adjusted margin from Enterprise, continued benefit from long term asset repricing, and a 5 basis point lift from discount accretion on the acquired securities. The following table shows the net interest margin and cost of deposits trends for the trailing five quarters:

Non-interest Income

    Non-interest income is primarily comprised of deposit account fees, interchange and ATM fees, investment management fees and mortgage banking income. The increases in non-interest income during the third quarter of 2025 were driven primarily by the impact of the Enterprise acquisition. The following chart shows trends in the components of non-interest income over the past five quarters:

Non-interest Income
$50.0
$40.0
$30.0
$20.0
$10.0
$—
$ in millions
$33.5
$32.2
$32.5
$34.3
$40.4
$9.7
$8.3
$8.9
$9.7
$10.5
$1.0
$1.1
$0.7
$1.1
$1.4
$11.0
$10.8
$11.2
$11.4
$13.7
$5.0
$4.9
$4.6
$5.0
$6.0
$6.8
$7.1
$7.1
$7.1
$8.8
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
Other non-interest income
Mortgage banking
Investment management
Interchange and ATM fees
Deposit account fees

Expense Control

    Management seeks to take a balanced approach to non-interest expense control by monitoring ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from employee salaries and benefits, as well as expenses associated with buildings and equipment.

The following chart depicts the Company’s efficiency ratio on a GAAP basis (calculated by dividing non-interest expense by the sum of non-interest income and net interest income), as well as the Company’s efficiency ratio on a non-GAAP operating basis, (calculated by dividing non-interest expense, excluding certain non-core items, such as merger-related costs, by the sum of non-interest income, excluding certain non-core items, and net interest income) over the past five quarters:

*See "Non-GAAP Measures" below for a reconciliation to GAAP financial measures.

Capital

    The Company’s approach with respect to revenue and expense is designed to promote long-term earnings growth, which in turn contributes to capital growth. Capital is primarily impacted by earnings retention, dividends, changes in other comprehensive income, and opportunistic share repurchases. In addition, third quarter 2025 capital results were impacted by the closing of the Enterprise acquisition. The following chart shows the Company’s book value and tangible book value per share over the past five quarters:

*See “Non-GAAP Measures” below for a reconciliation to GAAP financial measures.

    The Company declared a quarterly cash dividend of $0.59 per share for the third quarter of 2025, representing an increase of 3.5% from the 2024 third quarter dividend rate of $0.57.

Non-GAAP Measures

When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and non-interest or fee income, reduced by operating expenses, the provision for credit losses, and the impact of income taxes and other non-core items shown in the table that follows. There are items that impact the Company’s results that management believes are unrelated to its core banking business such as gains or losses on the sales of securities, merger and acquisition expenses, provision for credit losses on acquired portfolios, loss on extinguishment of debt, impairment and other items. Management, therefore, excludes items management considers to be non-core when computing the Company’s non-GAAP operating earnings and operating EPS, non-interest income on an operating basis, non-interest expense on an operating basis, and efficiency ratio on an operating basis. Management believes excluding these items facilitates greater visibility into the Company’s core banking business and underlying trends that may, to some extent, be obscured by inclusion of such items.

Management also supplements its evaluation of financial performance with analysis of tangible book value per share (which is computed by dividing stockholders’ equity less goodwill and identifiable intangible assets, or “tangible common equity,” by common shares outstanding), and the tangible common equity ratio (which is computed by dividing tangible common equity by “tangible assets,” defined as total assets less goodwill and other intangibles). The Company has included information on tangible book value per share and the tangible common equity ratio because management believes that investors may find it useful to have access to the same analytical tools used by management.  As a result of merger and acquisition activity, the Company has recognized goodwill and other intangible assets in conjunction with business combination accounting principles.  Excluding the impact of goodwill and other intangibles in measuring asset and capital values for the ratios provided, along with other bank standard capital ratios, provides a framework to compare the capital adequacy of the Company to other companies in the financial services industry.

These non-GAAP measures should not be viewed as a substitute for operating results and other financial measures determined in accordance with GAAP. An item which management excludes when computing these non-GAAP measures can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP performance measures, including operating net income, operating EPS, tangible book value per share, and the tangible common equity ratio, are not necessarily comparable to non-GAAP performance measures which may be presented by other companies.

The following table summarizes the impact of non-core items on net income and reconciles non-GAAP net operating earnings to net income available to common shareholders for the periods indicated:

	Three Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$34,262	$42,947	$0.69	$1.01
Non-GAAP adjustments
Provision for non-PCD acquired loans	34,519	—	0.69	—
Non-interest expense components
Add: merger and acquisition expenses	23,893	—	0.48	—
Non-core increases to income before taxes	58,412	—	1.17	—
Net taxes associated with non-core items (1)	(15,320)	—	(0.31)	—
Total tax impact	(15,320)	—	(0.31)	—
Non-core increases to net income	43,092	—	0.86	—
Operating net income (Non-GAAP)	$77,354	$42,947	$1.55	$1.01

	Nine Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$129,787	$142,047	$2.88	$3.34
Non-GAAP adjustments
Provision for non-PCD acquired loans	34,519	—	0.76	—
Non-interest expense components
Add: merger and acquisition expenses	27,287	—	0.61	—
Non-core increases to income before taxes	61,806	—	1.37	—
Net taxes associated with non-core items (1)	(15,913)	—	(0.35)	—
Add: adjustment for tax effect of previously incurred merger and acquisition expenses	381	—	0.01	—
Total tax impact	(15,532)	—	(0.34)	—
Non-core increases to net income	46,274	—	1.03	—
Operating net income (Non-GAAP)	$176,061	$142,047	$3.91	$3.34
(1)The net tax benefit associated with non-core items is determined by assessing whether each non-core item is included or excluded from net taxable income and applying the Company’s combined marginal tax rate to only those items included in net taxable income.

The following table summarizes the impact of non-core items with respect to the Company’s total revenue, non-interest income as a percentage of total revenue, and the efficiency ratio for the periods indicated:

	Three Months Ended
	September 30 2025	June 30 2025	March 31 2025	December 31 2024	September 30 2024
	(Dollars in thousands)
Net interest income (GAAP)	$203,344	$147,496	$145,505	$144,661	$141,703	(a)

Non-interest income (GAAP)	$40,398	$34,308	$32,539	$32,191	$33,549	(b)

Non-interest expense (GAAP)	$160,836	$108,798	$105,878	$106,422	$100,443	(c)
Less:
Merger and acquisition expense	23,893	2,239	1,155	1,902	—
Non-interest expense on an operating basis (Non-GAAP)	$136,943	$106,559	$104,723	$104,520	$100,443	(d)

Total revenue (GAAP)	$243,742	$181,804	$178,044	$176,852	$175,252	(a+b)

Ratios
Efficiency ratio (GAAP) (calculated by dividing total non-interest expense by total revenue)	65.99%	59.84%	59.47%	60.18%	57.31%	(c/(a+b))
Efficiency ratio on an operating basis (Non-GAAP) (calculated by dividing total non-interest expense on an operating basis by total revenue)	56.18%	58.61%	58.82%	59.10%	57.31%	(d/(a+b))

The following table summarizes the calculation of tangible common equity to tangible assets ratio and tangible book value per share and shows the reconciliation of non-GAAP measures:

	September 30 2025	June 30 2025	March 31 2025	December 31 2024	September 30 2024
Tangible common equity	(Dollars in thousands, except per share data)
Stockholders’ equity (GAAP)	$3,546,887	$3,074,856	$3,033,392	$2,993,120	$2,977,148	(a)
Less: Goodwill and other intangibles	1,225,106	994,814	996,013	997,356	998,773
Tangible common equity (Non-GAAP)	2,321,781	2,080,042	2,037,379	1,995,764	1,978,375	(b)
Tangible assets
Assets (GAAP)	24,993,239	20,048,934	19,888,209	19,373,565	19,408,117	(c)
Less: Goodwill and other intangibles	1,225,106	994,814	996,013	997,356	998,773
Tangible assets (Non-GAAP)	$23,768,133	$19,054,120	$18,892,196	$18,376,209	$18,409,343	(d)

Common shares	49,787,305	42,627,286	42,610,271	42,500,611	42,480,765	(e)

Common equity to assets ratio (GAAP)	14.19%	15.34%	15.25%	15.45%	15.34%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	9.77%	10.92%	10.78%	10.86%	10.75%	(b/d)
Book value per share (GAAP)	$71.24	$72.13	$71.19	$70.43	$70.08	(a/e)
Tangible book value per share (Non-GAAP)	$46.63	$48.80	$47.81	$46.96	$46.57	(b/e)
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

There have been no material changes in critical accounting estimates during the first nine months of 2025. Refer to “Critical Accounting Estimates” in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION

Securities Portfolio The Company's securities portfolio primarily consists of U.S. Treasury, U.S. government agency securities, agency mortgage-backed securities, agency collateralized mortgage obligations, taxable and non-taxable municipals and small business administration pooled securities. Also included in the Company’s securities portfolio are trading and equity securities related to certain employee benefit programs. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs.

Total securities increased by $613.7 million, or 22.63%, to $3.3 billion at September 30, 2025 compared to $2.7 billion at December 31, 2024, primarily attributable to the acquisition of the Enterprise available for sale securities portfolio.

During the nine months ended September 30, 2025, new purchases of $326.2 million and unrealized gains of $45.9 million in the available for sale portfolio were offset by sales, maturities, calls, and paydowns in the combined available for sale and held to maturity portfolios. Total securities represented 13.3% and 14.0% of total assets at September 30, 2025 and December 31, 2024, respectively. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss (“CECL”) methodology. Further details regarding the Company's measurement of expected credit losses on securities can be found in Note 4 “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

Residential Mortgage Loan Sales The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Depending on market conditions, the Bank may sell the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing asset is recognized. Additionally, as part of its asset/liability management strategy, the Bank may opt to retain certain residential real estate loan originations for its portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are found to be not accurate in all material respects. The Company incurred no material losses related to residential mortgage repurchases during the three and nine months ended September 30, 2025 and 2024.

     The following table shows the total residential real estate loans closed and the breakdown of amounts held in portfolio or sold (or held for sale) in the secondary market during the periods indicated:

Table 1 - Closed Residential Real Estate Loans

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Dollars in thousands)
Held in portfolio	$78,815	$49,062	$211,181	$136,574
Sold or held for sale in the secondary market	82,323	79,960	178,613	190,842
Total closed loans	$161,138	$129,022	$389,794	$327,416

The table below reflects additional information related to the loans sold during the periods indicated and the sale or retention of the related servicing rights:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Dollars in thousands)
Sold with servicing rights released	$81,011	$77,656	$166,896	$172,386
Sold with servicing rights retained (1)	536	3,074	1,743	7,825
Total loans sold	$81,547	$80,730	$168,639	$180,211
(1) All loans sold with servicing rights retained during the above periods were sold without recourse.

In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $266.7 million, $280.2 million and $286.4 million at September 30, 2025, December 31, 2024, and September 30, 2024, respectively.
    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$2,288	$2,571	$2,466	$2,641
Additions	50	20	58	56
Amortization	(88)	(100)	(258)	(306)
Change in valuation allowance	3	(14)	(13)	86
Balance at end of period	$2,253	$2,477	$2,253	$2,477

See Note 8, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.

Loan Portfolio The Company’s total loan portfolio at September 30, 2025 increased $3.9 billion, or 27.2%, when compared to December 31, 2024, primarily due to the Enterprise acquisition. On the commercial side, the commercial and industrial portfolio increased organically by 7.3% but was offset by a decline in the commercial real estate and commercial construction portfolios. Organically, the consumer real estate portfolio increased by 1.9%, driven by growth within the home equity portfolio.

    The following table summarizes loan growth/decline during the periods indicated:

Table 4 - Components of Loan Growth/(Decline)
	September 30 2025	December 31 2024	Enterprise Acquisition	Organic Growth/(Decline)	Organic Growth/(Decline) %
	(Dollars in thousands)
Commercial and industrial	$4,532,294	$3,246,455	$979,072	$306,767	7.26%
Commercial real estate	8,241,458	6,839,705	1,742,275	(340,522)	(3.97)%
Commercial construction	1,439,876	782,078	664,281	(6,483)	(0.45)%
Total commercial	14,213,628	10,868,238	3,385,628	(40,238)	(0.28)%
Residential real estate	2,917,101	2,460,600	425,695	30,806	1.07%
Home equity	1,284,139	1,140,168	95,096	48,875	3.96%
Total consumer real estate	4,201,240	3,600,768	520,791	79,681	1.93%
Total other consumer	37,575	39,372	6,693	(8,490)	(18.43)%
Total loans	$18,452,443	$14,508,378	$3,913,112	$30,953	0.17%

The Company’s commercial real estate loan portfolio, inclusive of commercial construction, is the Company’s largest loan type concentration. The Company believes that this portfolio is also well-diversified with loans secured by a variety of property types, such as non-owner-occupied commercial real estate, retail, office, industrial, warehouse, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types, including multi-family apartment buildings, residential development tracts and condominiums.

The following pie chart shows the diversification of the commercial real estate loan portfolio as of September 30, 2025:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $9.7 billion*

Other: 3.9%
Healthcare: 1.4%
Retail: 16.6%
Lodging: 8.3%
Industrial/Warehouse: 9.6%
Mixed-Use Office: 1.9%
Office: 12.1%
Residential - Related: 18.3%
Multi-Family: 27.9%

*Inclusive of commercial construction balances.

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$1,771
Largest individual commercial real estate mortgage outstanding	$59,687
Commercial real estate non-performing loans/commercial real estate loans	0.46%

Commercial and industrial loans consist of both term loans and revolving or non-revolving lines of credit. Term loans generally have a repayment schedule of five years or less. In addition, the Bank generally obtains personal guarantees from the principal owners of the borrower for its commercial and industrial loans. Lines of credit, including asset-based lines, are typically collateralized by accounts receivable, inventory, or both, as well as other business assets. Commercial lines of credit and asset-based lines generally are reviewed on an annual basis and usually require either a borrowing base formula or reflect varying levels of repayment of principal during the course of a year. Additionally, other commercial term loans are typically secured by machinery and equipment, and/or owner-occupied commercial real estate. To limit the risk within this portfolio, the loans are made across a diverse set of industry groups. The following pie chart shows the diversification of the commercial and industrial portfolio as of September 30, 2025:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $4.5 billion
Retail Trade: 17.2%
Real Estate/Rental and Leasing: 10.9%
Health Care and Social Assistance: 9.2%
Construction: 9.9%
Wholesale Trade: 8.2%
Manufacturing: 8.8%
Educational Services: 4.2%
Accommodation and Food Services: 7.9%
All Other: 23.7%

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$349
Largest individual commercial and industrial loan outstanding	$45,691
Commercial and industrial non-performing loans/commercial and industrial loans	0.51%

The Company’s consumer portfolio primarily consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company’s market area. The Company also provides home equity loans and lines of credit that may be made as a fixed-rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower’s residence or second home. Additionally, the Company makes loans for other personal needs. Other consumer loans primarily consist of installment loans and overdraft protections. The residential real estate, home equity and other consumer portfolios totaled $4.2 billion at September 30, 2025, as noted below:

Consumer Portfolio Composition
Total Portfolio of $4.2 Billion

Other consumer: 0.9%
Home equity - subordinate positions: 18.2%
Home equity - first position: 12.1%
Residential real estate: 68.8%

(Dollars in thousands)
Average loan size	$121
Largest individual consumer loan outstanding	$7,490
Consumer non-performing loans/consumer loans	0.44%

Asset Quality   The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this assessment, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, non-performing and/or put on non-accrual status. Further details surrounding relevant asset quality categories are summarized below:

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

Non-accrual Loans     As a general rule, loans 90 days or more past due with respect to principal or interest are classified as non-accrual loans. However, certain loans that are 90 days or more past due may be kept on an accruing status if the loans are well secured and in the process of collection. Income accruals are suspended on all non-accrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest and remains current for a minimum period of six months, the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for credit losses.

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

Non-performing Assets      Non-performing assets are typically comprised of non-performing loans and other real estate owned (“OREO”). Non-performing loans consist of non-accrual loans and loans that are 90 days or more past due but still accruing interest.

OREO consists of real estate properties, which have primarily served as collateral to secure loans, that are controlled or owned by the Bank. These properties are recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for credit losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the valuation allowance, but not below zero. All costs incurred thereafter in maintaining the property are generally charged to non-interest expense. In the event the real estate is utilized as a rental property, net rental income and expenses are recorded as incurred within non-interest expense.

The following table sets forth information regarding non-performing assets held by the Company at the dates indicated:
Table 5 - Non-Performing Assets

	September 30 2025	December 31 2024	September 30 2024
	(Dollars in thousands)
Loans accounted for on a non-accrual basis
Commercial and industrial	$23,173	$14,454	$12,772
Commercial real estate	29,216	74,343	77,707
Commercial construction	15,516	—	—
Residential real estate	14,406	10,243	9,744
Home equity	4,244	2,479	3,992
Other consumer	42	10	33
Total non-performing loans	$86,597	$101,529	$104,248
Other real estate owned	2,100	—	110
Total non-performing assets	$88,697	$101,529	$104,358
Non-performing loans as a percent of gross loans	0.47%	0.70%	0.73%
Non-performing assets as a percent of total assets	0.35%	0.52%	0.54%

    The following table summarizes the changes in non-performing assets for the periods indicated:
Table 6 - Activity in Non-Performing Assets

	Three Months Ended		Nine Months Ended
	September 30 2025	September 30 2024	September 30 2025	September 30 2024
	(Dollars in thousands)
Non-performing assets beginning balance	$58,317	$57,561	$101,529	$54,493
Enterprise non-performing assets at July 1, 2025	24,487	—	24,487	—
New to non-performing	16,767	57,197	71,955	82,656
Loans charged-off	(2,670)	(7,006)	(51,036)	(8,695)
Loans paid-off	(6,983)	(2,306)	(53,892)	(12,746)
Loans transferred to other real estate owned and foreclosed assets	—	—	(2,100)	—
Loans restored to performing status	(1,404)	(1,058)	(4,419)	(11,342)
New to other real estate owned	—	—	2,100	—
Other	183	(30)	73	(8)
Non-performing assets ending balance	$88,697	$104,358	$88,697	$104,358

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

Management’s allowance for credit loss estimate incorporates an economic forecast over a reasonable and supportable period of 12 months. As of September 30, 2025, management utilized the Moody’s Baseline forecast to estimate the effect of anticipated current and future economic conditions on the Company’s allowance for credit losses. This scenario selected by management assumes that general economic conditions will reflect a slight increase in momentum in the near term, that monetary policy will be impacted by a gradual reduction in Federal Reserve policy rates, and that progress toward inflation will be slowed as a result of changes in international trade policies. Additionally, the allowance for credit losses is qualitatively adjusted on a quarterly basis in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.

The allowance for credit losses of $190.5 million at September 30,2025 represents an increase of $20.5 million, or 12.1% compared to December 31, 2024, driven primarily by $43.5 million in initial allowance reserves recorded on the acquired Enterprise loan portfolio, including $34.5 million and $9.0 million attributable to non-PCD and PCD loans, respectively.

The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 7 - Summary of Net Charge-Offs/(Recoveries) to Average Loans Outstanding

	Net Charge-Offs/(Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs to Average Loans	Net Charge-Offs	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs to Average Loans
	(Dollars in thousands)
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
Commercial and industrial	$1,178	$4,485,053	0.10%	$4,123	$3,704,506	0.15%
Commercial real estate	21	8,270,774	—%	43,364	7,254,708	0.80%
Commercial construction	—	1,446,615	—%	—	1,016,344	—%
Residential real estate	—	2,913,749	—%	—	2,618,320	—%
Home equity	(12)	1,275,945	—%	17	1,192,583	—%
Other consumer (1)	649	40,726	6.32%	1,743	38,406	6.07%
Total	$1,836	$18,432,862	0.04%	$49,247	$15,824,867	0.42%

	Net Charge-Offs/(Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs to Average Loans	Net Charge-Offs/ (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
Commercial and industrial	$6,043	$3,187,701	0.75%	$6,074	$3,166,270	0.26%
Commercial real estate	—	6,838,617	—%	—	6,805,910	—%
Commercial construction	—	749,009	—%	—	808,570	—%
Residential real estate	—	2,443,488	—%	—	2,429,963	—%
Home equity	24	1,122,750	0.01%	(246)	1,109,245	(0.03)%
Other consumer (1)	596	35,331	6.71%	1,448	32,350	5.98%
Total	$6,663	$14,376,896	0.18%	$7,276	$14,352,308	0.07%
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances and the associated net charge-offs.

Net charge-offs were $1.8 million and $49.2 million for the three and nine months ended September 30, 2025, respectively, compared to $6.7 million and $7.3 million for the three and nine months ended September 30, 2024, respectively. The elevated charge-off activity for the nine months ended September 30, 2025 was primarily attributable to charge-offs on three classified commercial loans recognized in the first quarter of 2025.

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 8 - Summary of Allocation of Allowance for Credit Losses

	September 30 2025			December 31 2024
	Allowance Amount	Allowance Amount as a Percentage of Total Allowance	Percent of Loans in Category to Total Loans	Allowance Amount	Allowance Amount as a Percentage of Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$54,482	28.6%	24.6%	$30,799	18.1%	22.4%
Commercial real estate	77,083	40.4%	44.6%	93,718	55.2%	47.0%
Commercial construction	15,933	8.4%	7.8%	8,166	4.8%	5.4%
Residential real estate	29,890	15.7%	15.8%	25,238	14.8%	17.0%
Home equity	12,187	6.4%	7.0%	11,007	6.5%	7.9%
Other consumer	901	0.5%	0.2%	1,056	0.6%	0.3%
Total	$190,476	100.0%	100.0%	$169,984	100.0%	100.0%

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

For additional information regarding the Company’s allowance for credit losses, see Note 5 “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

Federal Home Loan Bank Stock The Federal Home Loan Bank (“FHLB”) is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. The Company’s investments in FHLB of Boston stock decreased to $21.8 million at September 30, 2025 from $31.6 million at December 31, 2024 in conjunction with paydowns of FHLB term borrowings during the first nine months of 2025, including the paydown of approximately $50.0 million of FHLB borrowings assumed from the Enterprise acquisition during the third quarter.

    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $1.2 billion and $997.4 million at September 30, 2025 and December 31, 2024, respectively, with the 2025 increase attributable to the Enterprise acquisition, partially offset by amortization of definite-lived intangibles.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company performed its annual goodwill impairment testing during the third quarter of 2025 and determined that the Company’s goodwill was not impaired as of August 31, 2025. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no other events or changes during the third quarter of 2025 that indicated impairment of goodwill and other intangible assets.

Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $376.2 million at September 30, 2025 compared to $304.0 million at December 31, 2024, reflecting approximately $68.4 million of policies obtained from the Enterprise acquisition.

The Company recorded tax exempt income from life insurance policies of $2.6 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively, and $6.7 million and $5.9 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company recorded no gains on life insurance benefits for the three months ended September 30, 2025 and September 30, 2024, respectively, and $1.7 million and $263,000 for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Deposits As of September 30, 2025, total deposits were $20.3 billion, representing a $5.0 billion, or 32.6%, increase from December 31, 2024. Total non-interest bearing demand deposits comprised 27.8% of total deposits at September 30, 2025, remaining relatively consistent with 28.7% at December 31, 2024. The total cost of deposits was 1.58% and 1.74% for the three months ended September 30, 2025 and 2024, respectively, and 1.56% and 1.62% for the nine months ended September 30, 2025 and 2024, respectively.

The Company’s deposits are comprised primarily of core deposits (demand, savings and money market), as well as time deposits. The 2025 growth in deposit balances was driven primarily by $4.4 billion in balances acquired from Enterprise, as well as solid organic growth of $627.2 million, or 3.2%, during the first nine months of 2025. The Company’s ratio of core deposits to total deposits represented 83.1% of total deposits at September 30, 2025, compared to 81.7% of total deposits at December 31, 2024. In addition, the Company may also utilize brokered deposit sources, as needed, with balances of $6.4 million and $61.2 million outstanding at September 30, 2025 and December 31, 2024, respectively. The decrease in brokered deposits was due to the third quarter 2025 maturity of $50.0 million in brokered certificates acquired from Enterprise.

The Company’s deposit accounts are insured to the maximum extent permitted by the Deposit Insurance Fund which is administered by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The Company participates in the IntraFi Network, allowing it to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to access a reciprocal deposit exchange that can be used to benefit customers seeking increased FDIC insurance protection, and amounted to $2.2 billion and $1.1 billion at September 30, 2025 and December 31, 2024, respectively, with the increase attributable to reciprocal deposit balances acquired from Enterprise. The estimated balances of uninsured deposits at the Bank were $6.7 billion and $5.0 billion as of September 30, 2025 and December 31, 2024, respectively. Included in these amounts were $893.9 million and $814.0 million of collateralized deposits, which offer additional protection.

    Excluding the effects of the Enterprise acquisition, the Company’s deposits have increased on an organic basis as compared to the prior year end. The table below summarizes these organic growth/decline by category for the period indicated:
Table 9 - Components of Deposit Growth/(Decline)

	September 30 2025	December 31 2024	Enterprise Bancorp Acquisition	Organic Growth/(Decline)	Organic Growth/ (Decline)%
	(Dollars in thousands)
Non-interest-bearing demand deposits	$5,635,911	$4,390,703	$1,040,758	$204,450	3.76%
Savings and interest checking	7,111,570	5,207,548	1,766,463	137,559	1.97%
Money market	4,128,400	2,960,381	815,532	352,487	9.34%
Time certificates of deposits	3,419,988	2,747,346	739,957	(67,315)	(1.93)%
Total	$20,295,869	$15,305,978	$4,362,710	$627,181	3.19%
Borrowings  The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings were $775.4 million at September 30, 2025, representing an increase of $74.0 million, or 10.6%, as compared to December 31, 2024. The increase was driven by a $300.0 million subordinated debt raise completed by the Company in March 2025, partially offset by $287.0 million in paydowns on FHLB borrowings during the nine months ended September 30, 2025, including the paydown of approximately $50.0 million in FHLB borrowings acquired from Enterprise. Additionally, at the July 15, 2025 call date, the Company redeemed in full $60.0 million in subordinated notes assumed as part of the Enterprise merger. Refer to Note 6, “Borrowings” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the subordinated debt.

The Company had $10.0 billion and $8.7 billion of assets pledged as collateral against borrowings at September 30, 2025 and December 31, 2024, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On September 18, 2025 the Company’s Board of Directors declared a cash dividend of $0.59 per share to shareholders of record as of the close of business on September 29, 2025. This dividend was paid on October 7, 2025.
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

At September 30, 2025 and December 31, 2024, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:

Table 10 - Company and Bank’s Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	September 30, 2025
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,938,829	15.68%	$1,499,021	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,406,238	12.84%	843,199	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,406,238	12.84%	1,124,266	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,406,238	10.11%	952,313	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,858,443	15.26%	$1,498,773	≥	8.0%	$1,873,466	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,683,127	14.32%	843,060	≥	4.5%	1,217,753	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,683,127	14.32%	1,124,080	≥	6.0%	1,498,773	≥	8.0%
Tier 1 capital (to average assets)	2,683,127	11.27%	952,384	≥	4.0%	1,190,480	≥	5.0%
	December 31, 2024
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,299,003	16.04%	$1,146,816	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,100,158	14.65%	645,084	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,100,158	14.65%	860,112	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,100,158	11.32%	741,953	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,210,775	15.43%	$1,146,528	≥	8.0%	$1,433,159	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,072,930	14.46%	644,922	≥	4.5%	931,554	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,072,930	14.46%	859,896	≥	6.0%	1,146,528	≥	8.0%
Tier 1 capital (to average assets)	2,072,930	11.18%	741,843	≥	4.0%	927,303	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At September 30, 2025, the Company’s capital levels exceeded the buffer.

Dividend Restrictions The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company totaled $29.4 million and $45.3 million for the three months ended September 30, 2025 and 2024, respectively, and totaled $79.7 million and $138.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Investment Management The following table presents total assets under administration and number of accounts held by the Rockland Trust Investment Management Group at the following dates:

Table 11 - Assets Under Administration

	September 30 2025	December 31 2024	September 30 2024
	(Dollars in thousands)
Assets under administration	$9,220,205	$7,035,315	$7,161,264
Number of trust, fiduciary and agency accounts	8,058	6,637	6,601

The Company’s Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.

Accounts maintained by the Investment Management Group consist of managed and non-managed accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while non-managed accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. The Investment Management Group generated gross fee revenues of $12.4 million and $9.7 million for the three months ended September 30, 2025 and 2024, respectively and $32.7 million and $28.4 million for the nine months ended September 30, 2025 and 2024, respectively. Total assets under administration at September 30, 2025 were $9.2 billion, including $461.1 million of investment solutions designed by Rockland Trust that are administered and executed through its agreement with LPL Financial (“LPL”), compared to $7.0 billion and $418.2 million, respectively, at December 31, 2024. The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC (“Bright Rock”), which provides institutional quality investment management services to both institutional and high net worth clients. Total assets under administration as of September 30, 2025 and December 31, 2024 include $514.2 million and $491.5 million, respectively, related to Bright Rock.

The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.

The Bank has an agreement with LPL and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other broker general agents for the purposes of processing insurance solutions for clients. Retail investments and insurance revenue was $1.3 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively, and $3.5 million and $3.6 million for the nine months ended September 30, 2025 and 2024, respectively.

RESULTS OF OPERATIONS

    The following table provides a summary of results of operations for the three and nine months ended September 30, 2025 and 2024:
Table 12 - Summary of Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Net income	$34,262	$42,947	$129,787	$142,047
Diluted earnings per share	$0.69	$1.01	$2.88	$3.34
Return on average assets	0.55%	0.88%	0.81%	0.98%
Return on average equity	3.82%	5.75%	5.39%	6.49%
Net interest margin	3.62%	3.29%	3.49%	3.26%

Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

On a fully tax equivalent basis (“FTE”), net interest income for the third quarter of 2025 was $204.7 million, representing an increase of $61.8 million, or 43.3%, when compared to the third quarter of 2024. For the nine months ended September 30, 2025, net interest income on a FTE basis was $500.0 million, representing an increase of $79.4 million, or 18.9%, when compared to the nine months ended September 30, 2024. The 2025 increase in net interest income was primarily attributable to increased average interest earning assets obtained from the Enterprise acquisition, as well as higher yields on interest earning assets, which were positively impacted by the accretion of purchase accounting marks from the Enterprise acquisition, and decreased funding costs. These factors resulted in a net interest margin of 3.62% and 3.49% for the three and nine months ended September 30, 2025, respectively, representing increases of 33 basis points and 23 basis points, respectively, compared to the same prior year periods.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ended September 30, 2025 and 2024. Non-taxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income tax rate that would have been paid if the income had been fully taxable.

Table 13 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended September 30
	2025			2024
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$688,394	$7,245	4.18%	$129,827	$1,635	5.01%
Securities
Securities - trading	4,613	—	—%	4,366	—	—%
Securities - taxable investments	3,253,928	23,303	2.84%	2,761,758	14,064	2.03%
Securities - non-taxable investments (1)	34,803	263	3.00%	194	1	2.05%
Total securities	$3,293,344	$23,566	2.84%	$2,766,318	$14,065	2.02%
Loans held for sale	15,632	225	5.71%	15,208	227	5.94%
Loans (2)
Commercial and industrial (1)	4,485,053	70,869	6.27%	3,187,701	50,157	6.26%
Commercial real estate (1)	8,270,774	112,855	5.41%	6,838,617	90,898	5.29%
Commercial construction (1)	1,446,615	24,750	6.79%	749,009	13,778	7.32%
Total commercial	14,202,442	208,474	5.82%	10,775,327	154,833	5.72%
Residential real estate	2,913,749	34,813	4.74%	2,443,488	26,917	4.38%
Home equity	1,275,945	21,173	6.58%	1,122,750	19,372	6.86%
Total consumer real estate	4,189,694	55,986	5.30%	3,566,238	46,289	5.16%
Other consumer	40,726	644	6.27%	35,331	665	7.49%
Total loans	$18,432,862	$265,104	5.71%	$14,376,896	$201,787	5.58%
Total interest-earning assets	$22,430,232	$296,140	5.24%	$17,288,249	$217,714	5.01%
Cash and due from banks	214,626			182,151
Federal Home Loan Bank stock	22,206			30,513
Other assets	2,263,385			1,839,389
Total assets	$24,930,449			$19,340,302
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$6,946,463	$18,927	1.08%	$5,163,567	$17,978	1.39%
Money market	4,136,911	30,019	2.88%	2,998,672	18,986	2.52%
Time deposits	3,466,139	31,793	3.64%	2,740,982	30,021	4.36%
Total interest-bearing deposits	$14,549,513	$80,739	2.20%	$10,903,221	$66,985	2.44%
Borrowings
Federal Home Loan Bank and other borrowings	$416,074	$3,946	3.76%	$623,053	$6,692	4.27%
Junior subordinated debentures	62,861	981	6.19%	62,859	1,144	7.24%
Subordinated debentures	305,280	5,743	7.46%	—	—	—%
Total borrowings	$784,215	$10,670	5.40%	$685,912	$7,836	4.54%

Total interest-bearing liabilities	$15,333,728	$91,409	2.37%	$11,589,133	$74,821	2.57%
Non-interest bearing demand deposits	5,699,765			4,442,858
Other liabilities	339,116			339,075
Total liabilities	$21,372,609			$16,371,066
Stockholders’ equity	3,557,840			2,969,236
Total liabilities and stockholders’ equity	$24,930,449			$19,340,302
Net interest income (1)		$204,731			$142,893
Interest rate spread (3)			2.87%			2.44%
Net interest margin (4)			3.62%			3.29%
Supplemental information
Total deposits, including demand deposits	$20,249,278	$80,739		$15,346,079	$66,985
Cost of total deposits			1.58%			1.74%
Total funding liabilities, including demand deposits	$21,033,493	$91,409		$16,031,991	$74,821
Cost of total funding liabilities			1.72%			1.86%

(1)The total amount of adjustment to present interest income and yield on a FTE basis was $1.4 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively.
(2)Includes average nonaccruing loans.
(3)Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 14 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Nine Months Ended September 30
	2025			2024
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$413,974	$13,076	4.22%	$76,199	$2,515	4.41%
Securities
Securities - trading	4,641	—	—%	4,627	—	—%
Securities - taxable investments	2,914,567	54,478	2.50%	2,807,287	42,287	2.01%
Securities - non-taxable investments (1)	11,858	266	3.00%	191	5	3.50%
Total securities	$2,931,066	$54,744	2.50%	$2,812,105	$42,292	2.01%
Loans held for sale	10,656	457	5.73%	11,651	530	6.08%
Loans (2)
Commercial and industrial (1)	3,704,506	173,050	6.25%	3,166,270	146,867	6.20%
Commercial real estate (1)	7,254,708	286,037	5.27%	6,805,910	265,161	5.20%
Commercial construction (1)	1,016,344	51,683	6.80%	808,570	44,650	7.38%
Total commercial	11,975,558	510,770	5.70%	10,780,750	456,678	5.66%
Residential real estate	2,618,320	90,608	4.63%	2,429,963	79,472	4.37%
Home equity	1,192,583	57,091	6.40%	1,109,245	56,642	6.82%
Total consumer real estate	3,810,903	147,699	5.18%	3,539,208	136,114	5.14%
Other consumer	38,406	1,819	6.33%	32,350	1,867	7.71%
Total loans	$15,824,867	$660,288	5.58%	$14,352,308	$594,659	5.53%
Total interest-earning assets	$19,180,563	$728,565	5.08%	$17,252,263	$639,996	4.96%
Cash and due from banks	202,833			179,414
Federal Home Loan Bank stock	24,231			39,576
Other assets	1,990,792			1,841,696
Total assets	$21,398,419			$19,312,949
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$5,800,879	$51,642	1.19%	$5,165,252	$49,163	1.27%
Money market	3,540,466	66,819	2.52%	2,917,693	52,386	2.40%
Time deposits	2,967,856	81,557	3.67%	2,539,915	81,225	4.27%
Total interest-bearing deposits	$12,309,201	$200,018	2.17%	$10,622,860	$182,774	2.30%
Borrowings
Federal Home Loan Bank and other borrowings	$464,910	$13,745	3.95%	$920,781	$32,652	4.74%
Junior subordinated debentures	62,861	2,931	6.23%	62,859	3,431	7.29%
Subordinated debentures	209,275	11,826	7.56%	13,501	508	5.03%
Total borrowings	$737,046	$28,502	5.17%	$997,141	$36,591	4.90%
Total interest-bearing liabilities	$13,046,247	$228,520	2.34%	$11,620,001	$219,365	2.52%
Non-interest bearing demand deposits	4,810,799			4,414,392
Other liabilities	320,237			354,038
Total liabilities	$18,177,283			$16,388,431

Stockholders’ equity	3,221,136			2,924,518
Total liabilities and stockholders’ equity	$21,398,419			$19,312,949
Net interest income (1)		$500,045			$420,631
Interest rate spread (3)			2.74%			2.44%
Net interest margin (4)			3.49%			3.26%
Supplemental information
Total deposit, including demand deposits	$17,120,000	$200,018		$15,037,252	$182,774
Cost of total deposits			1.56%			1.62%
Total funding liabilities, including demand deposits	$17,857,046	$228,520		$16,034,393	$219,365
Cost of total funding liabilities			1.71%			1.83%

(1)The total amount of adjustment to present interest income and yield on a FTE basis was $3.7 million and $3.6 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Includes average non-accruing loans.
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
Table 15 - Volume Rate Analysis

	Three Months Ended September 30			Nine Months Ended September 30
	2025 Compared To 2024			2025 Compared To 2024
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$(1,424)	$7,034	$5,610	$(587)	$11,148	$10,561
Securities
Securities - taxable investments	6,733	2,506	9,239	10,575	1,616	12,191
Securities - non-taxable investments (1)	84	178	262	(44)	305	261
Total securities			9,501			12,452
Loans held for sale	(8)	6	(2)	(28)	(45)	(73)
Loans
Commercial and industrial (1)	299	20,413	20,712	1,217	24,966	26,183
Commercial real estate (1)	2,921	19,036	21,957	3,391	17,485	20,876
Commercial construction	(1,860)	12,832	10,972	(4,440)	11,473	7,033
Total commercial			53,641			54,092
Residential real estate	2,716	5,180	7,896	4,976	6,160	11,136
Home equity	(842)	2,643	1,801	(3,807)	4,256	449
Total consumer real estate			9,697			11,585
Other consumer	(123)	102	(21)	(398)	350	(48)
Total loans (1)(2)			63,317			65,629
Total income of interest-earning assets			$78,426			$88,569
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(5,259)	$6,208	$949	$(3,571)	$6,050	$2,479
Money market	3,826	7,207	11,033	3,251	11,182	14,433
Time certificates of deposits	(6,170)	7,942	1,772	(13,353)	13,685	332
Total interest bearing deposits			13,754			17,244
Borrowings
Federal Home Loan Bank and other borrowings	(523)	(2,223)	(2,746)	(2,741)	(16,166)	(18,907)
Junior subordinated debentures	(163)	—	(163)	(500)	—	(500)
Subordinated debentures	5,743	—	5,743	3,952	7,366	11,318
Total borrowings			2,834			(8,089)
Total expense of interest-bearing liabilities			16,588			9,155
Change in net interest income			$61,838			$79,414

(1)Reflects income determined on a FTE basis. See footnote (1) to Tables 13 and 14 in this Report for the related adjustments.
(2)Loans include portfolio loans and non-accrual loans; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an appropriate level of allowance for credit losses. The Company recorded a provision for credit loss of $38.5 million and $60.7 million for the three and nine months ended September 30, 2025, respectively, as compared to $19.5 million and $28.8 million for the three and nine months ended September 30, 2024, respectively. The increase in the current periods includes the $34.5 million related to non-PCD loans acquired from Enterprise.

The Company’s allowance for credit losses, as a percentage of total loans, was 1.03% at September 30, 2025, 1.17% at December 31, 2024, and 1.14% at September 30, 2024. The decrease from the prior periods is due to charge-offs taken on loans that were specifically reserved for at those periods. Refer to Note 5, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses for the period.

Non-Interest Income The following table sets forth information regarding non-interest income for the periods shown:
Table 16 - Non-Interest Income

	Three Months Ended
	September 30		Change
	2025	2024	Amount	%
	(Dollars in thousands)
Deposit account fees	$8,847	$6,779	$2,068	30.51%
Interchange and ATM fees	5,989	4,970	1,019	20.50%
Investment management and advisory	13,652	11,033	2,619	23.74%
Mortgage banking income	1,444	972	472	48.56%
Increase in cash surrender value of life insurance policies	2,629	2,006	623	31.06%
Loan level derivative income	1,224	1,125	99	8.80%
Other non-interest income	6,613	6,664	(51)	(0.77)%
Total	$40,398	$33,549	$6,849	20.41%

	Nine Months Ended
	September 30		Change
	2025	2024	Amount	%
	(Dollars in thousands)
Deposit account fees	$23,041	$19,339	$3,702	19.14%
Interchange and ATM fees	15,608	14,175	1,433	10.11%
Investment management	36,252	31,961	4,291	13.43%
Mortgage banking income	3,257	3,088	169	5.47%
Increase in cash surrender value of life insurance policies	6,732	5,934	798	13.45%
Gain on life insurance benefits	1,650	263	1,387	527.38%
Loan level derivative income	2,332	1,678	654	38.97%
Other non-interest income	18,373	19,384	(1,011)	(5.22)%
Total	$107,245	$95,822	$11,423	11.92%

The primary reasons for significant variances in the non-interest income categories shown in the preceding table are noted below:

•Deposit account fees were higher as a result of increases in overdraft and cash management fees, as well as increased volume attributable to the Enterprise acquisition.

•Interchange and ATM fees were higher primarily attributable to increased volume due to the Enterprise acquisition.

•The increase in investment management and advisory income is primarily attributable to higher asset-based revenue resulting from higher levels of assets under administration, which increased by $2.1 billion, or 28.8%, to $9.2 billion at

September 30, 2025, as compared to $7.2 billion at September 30, 2024, including the addition of $1.5 billion in assets under administration acquired from Enterprise. These increases were partially offset by lower insurance commission income for the three and nine months ended September 30, 2025, as compared to the same prior year periods.

•Mortgage banking income increased driven by higher origination volume as compared to the same prior year periods.

•The increases in cash surrender value of life insurance policies were primarily attributable to policies obtained in connection with the Enterprise acquisition.

•The Company received proceeds on life insurance policies resulting in a gain of $1.7 million during the nine months ended September 30, 2025 compared to $263,000 during the nine months ended September 30, 2024. No such gains were recorded during the third quarter of 2025 or 2024.

•Loan level derivative income increased for the three and nine months ended September 30, 2025 when compared to the same respective periods in 2024, driven primarily by fluctuations in customer demand resulting from changes in the macroeconomic environment.

•Other non-interest income for the third quarter of 2025 remained consistent with the third quarter of 2024, and decreased for the nine months ended September 30, 2025, as compared to the same prior year period, primarily attributable to decreases in FHLB dividend income of $1.1 million, decreased unrealized gain on equity securities of $613,000, and decreased realized gains on equity securities of $501,000. These decreases were partially offset by increases in credit card fee income of $327,000 and annual fees on commercial lines of credit of $230,000.

Non-Interest Expense The following table sets forth information regarding noninterest expense for the periods shown:
Table 17 - Non-Interest Expense

	Three Months Ended
	September 30		Change
	2025	2024	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$81,132	$60,108	$21,024	34.98%
Occupancy and equipment expenses	14,975	12,734	2,241	17.60%
Data processing & facilities management	2,788	2,510	278	11.08%
Software and subscriptions	6,854	4,736	2,118	44.72%
FDIC assessment	3,080	2,628	452	17.20%
Amortization of intangible assets	7,315	1,460	5,855	401.03%
Merger and acquisition expenses	23,893	—	23,893	100.00%
Other non-interest expenses	20,799	16,267	4,532	27.86%
Total	$160,836	$100,443	$60,393	60.13%

	Nine Months Ended
	September 30		Change
	2025	2024	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$205,919	$174,444	$31,475	18.04%
Occupancy and equipment expenses	41,992	38,673	3,319	8.58%
Data processing & facilities management	8,213	7,398	815	11.02%
Software and subscriptions	17,047	13,305	3,742	28.12%
FDIC assessment	8,441	8,304	137	1.65%
Amortization of intangible assets	9,856	4,488	5,368	119.61%
Merger and acquisition expenses	27,287	—	27,287	100.00%
Other non-interest expenses	56,757	53,332	3,425	6.42%
Total	$375,512	$299,944	$75,568	25.19%

The primary reasons for significant variances in the non-interest expense categories shown in the preceding table are noted below:
•Salaries and employee benefits were higher, driven primarily by increases in general salaries, payroll taxes, medical plan insurance, and incentives, including the impact of an expanded employee base as a result of the Enterprise acquisition.
•Occupancy and equipment costs increased, primarily attributable to the expanded branch network, real estate and other fixed assets obtained from the Enterprise acquisition.
•Data processing increases reflect overall increased levels of transactional activity in conjunction with the Company’s growth, including due to the Enterprise acquisition.
•Software and subscriptions costs increased, driven by the Company’s continued investment in its technology infrastructure.
•Amortization of intangible assets increased, driven by increased amortization attributable to the core deposit intangible, customer list, and other intangible assets established as part of the Enterprise acquisition.
•The Company incurred merger and acquisition expenses of $23.9 million and $27.3 million for the three and nine months ended September 30, 2025, respectively, related to the Company’s acquisition of Enterprise. The majority of the merger expenses related to change in control and severance contracts, vendor and systems contract terminations, as well as legal and professional fees. No such costs were recognized during the same respective periods in 2024.
•For the three months ended September 30, 2025, other non-interest expense increased primarily attributable to increases in debit card expense of $1.5 million, check losses of $440,000, sponsorships of $321,000, director fees of $303,000, consultant fees of $301,000, telecommunications costs of $272,000, card issuance costs of $267,000, and legal fees of $237,000. For the nine months ended September 30, 2025, other non-interest expense increased mainly due to increases in debit card expense of $1.4 million, contract labor of $487,000, loan workout costs of $422,000, internet banking expense of $413,000, sponsorships of $407,000, and telecommunications of $375,000, partially offset by decreases in consultant fees of approximately $1.0 million.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 18 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
	(Dollars in thousands)
Combined federal and state income tax provision	$10,125	$12,362	$37,572	$42,149
Effective income tax rate	22.81%	22.35%	22.45%	22.88%
Blended statutory tax rate	27.37%	27.91%	27.37%	27.91%

The Company’s effective tax rate for the third quarter of 2025 is consistent with the year ago periods. The effective tax rate is impacted by pre-tax income levels, a decrease in the statutory state tax rate, as well as increased tax benefits from low income housing tax credits. The effective tax rates in the table are lower than the blended statutory tax rates due to the impact of discrete items, including tax benefits related to equity compensation, as well as certain tax preference assets such as life insurance policies, tax exempt bonds and federal tax credits.

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2042, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $305.7 million, of which $229.6 million had been funded as of September 30, 2025. It is expected that the limited partnership investments will generate a net tax benefit of approximately $5.7 million for the fiscal year 2025 and a total of $72.0 million over the remaining life of the investments from the combination of the tax credits and operating losses.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. Among other things, the new law makes permanent certain expiring business tax provisions of the Tax Cuts and Jobs Act. These include provisions which allow businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets and the cost of qualified domestic research and development. The OBBBA also imposes a floor on tax deductions taken on charitable contributions. Further, the OBBBA significantly changes U.S. tax law related to foreign operations and certain tax credits; however, such changes are not anticipated to have a material impact to the Company’s financial statements.
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

Credit Risk   Credit risk is the risk arising from the failure of a borrower or a counterparty to a contract to make payments as agreed, and includes the risks arising from inadequate collateral and mismanagement of loan concentrations. While the collateral securing loans may be sufficient in some cases to recover the amount due, in other cases the Company may experience significant credit losses that could have an adverse effect on its operating results. The Company makes assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 5, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

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

The Company’s primary measure of short-term liquidity is the Total Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets plus available FHLB funding, less short-term liabilities relative to total assets, was within policy limits at September 30, 2025. The Total Basic Surplus/Deficit measure is affected primarily by changes in deposits, securities and short-term investments, loans, and borrowings. An increase in deposits, without a corresponding increase in non-liquid assets, will improve the Total Basic Surplus/Deficit measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Total Basic Surplus/Deficit include FHLB collateral requirements, securities portfolio changes, and the mix of deposits.

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

The following table depicts current and unused liquidity capacity from various sources as of the dates indicated:

Table 19 - Liquidity Sources

	September 30, 2025		December 31, 2024
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$416,240	$3,105,524	$638,514	$1,992,574
Federal Reserve Bank of Boston (2)	—	3,704,136	—	3,635,233
Unpledged Securities	—	501,686	—	564,676
Lines of Credit	—	225,000	—	50,000
Junior subordinated debentures (3)	62,862	—	62,860	—
Subordinated debt (3)	296,275	—	—	—
Brokered deposits (3)	6,418	—	61,236	—
	$781,795	$7,536,346	$762,610	$6,242,483

(1)Loans and securities with a carrying value of $4.9 billion and $3.8 billion at of September 30, 2025 and December 31, 2024, respectively, were pledged to the FHLB of Boston.
(2)Loans and securities with a carrying value of $5.0 billion and $4.9 billion at September 30, 2025 and December 31, 2024, respectively, were pledged to the Federal Reserve Bank of Boston.
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
Table 20 - Interest Rate Sensitivity

	September 30
	2025	2024
	Year 1	Year 1
Parallel rate shocks (basis points)
-300	(0.9)%	(6.4)%
-200	(0.8)%	(3.9)%
-100	—%	(1.5)%
+100	(0.2)%	1.1%
+200	(0.7)%	2.0%
+300	(1.0)%	3.0%
+400	(1.3)%	4.1%

Gradual rate shifts (basis points)
-200 over 12 months	0.1%	(1.3)%
-100 over 12 months	0.1%	(0.6)%
+200 over 12 months	(0.4)%	0.9%

Alternative scenarios
Steep down 200 basis point scenario	1.0%	(0.2)%

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

The most significant market factors affecting the Company’s net interest income during the nine months ended September 30, 2025 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate, the Secured Overnight Financing Rate, and other interest rates offered on long-term fixed rate loans.

The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by using interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement in which one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period from the other party. Interest rate caps and floors are agreements where one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period to a second party if certain market interest rate thresholds are realized. While interest is paid or received in swap, cap, and floors agreements, the notional principal amount is not exchanged. The Company may also manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts under which the Company agrees to deliver whole mortgage loans to various investors. See Note 8, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for additional information regarding the Company’s derivative financial instruments.

Movements in foreign currency rates or commodity prices do not directly or materially affect the Company’s earnings. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines. See Note 4, “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

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

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Information

Off-Balance Sheet Arrangements There were no material changes in off-balance sheet arrangements during the three months ended September 30, 2025.

See Note 8, “Derivative and Hedging Activities” and Note 12, “Commitments and Contingencies” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information relating to the Company's other off-balance sheet financial instruments.

Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended September 30, 2025.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings

At September 30, 2025, the Bank was involved in pending lawsuits, which management has reviewed with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

    The section titled Risk Factors in Part I, Item 1A of the 2024 Form 10-K, includes a discussion of the material risks and uncertainties the Company faces, any one or more of which could have a material adverse effect on the Company’s business, results of operations, or financial condition (including capital and liquidity). As of the date of this Report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of the 2024 Form 10-K which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2025:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan or Program (3)
Period
July 1 to July 31, 2025	70,000	$64.16	70,000	$145,508,904
August 1 to August 31, 2025	251,566	$63.11	251,234	$129,653,965
September 1 to September 30, 2025	43,778	$69.53	43,294	$126,643,974
Total	365,344	$64.08	364,528
(1)The number of shares surrendered in connection with the vesting of equity compensation grants to satisfy related tax withholding obligations was 332 shares in August 2025 and 484 shares in September 2025.
(2)During the three months ended September 30, 2025, the average price per share of repurchased shares was $64.07 and the average price per share of surrendered shares related to tax withholding obligations was $68.75.
(3)    On July 17, 2025, the Company announced a stock buyback plan which authorized repurchases by the Company of up to $150 million in common stock. Repurchases under the plan may be made from time to time on the open market and in privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The extent to which the Company repurchases shares and the size and timing of these repurchases will depend on a variety of factors, including pricing, market and economic conditions, the Company’s capital position and amount of retained earnings, and legal and contractual requirements. The repurchase plan is scheduled to expire on July 16, 2026 and may be modified, suspended or discontinued without prior notice at any time.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - Not Applicable.

Item 5. Other Information

(a)None

(b)None

(c)Insider Rule 10b5-1 Trading Plans. During the quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
INDEPENDENT BANK CORP.
(registrant)

November 5, 2025	/s/ Jeffrey J. Tengel
Jeffrey J. Tengel President and Chief Executive Officer (Principal Executive Officer)

November 5, 2025	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)